Form 10-Q
period 1994-01-30
SMITHFIELD FOODS INC
filed 1994-03-08
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549


                                         FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                            OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 30, 1994              Commission File Number 0-2258


                                  SMITHFIELD FOODS, INC.
                                  501 North Church Street
                                Smithfield, Virginia  23430

                                      (804) 357-4321




        Delaware                                              52-0845861
 (State of Incorporation)                                 (I.R.S. Employer
                                                       Identification Number)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes  X   No



      Class                                                Shares outstanding
Common Stock, $.50                                          at March 4, 1994
par value per share
                                                                16,275,126



                                           1-11

                                  SMITHFIELD FOODS, INC.

                                         CONTENTS

                                                                        Page

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

      Consolidated Balance Sheets - January 30, 1994 and
         May 2, 1993                                                      3-4

      Consolidated Statements of Operations - 13 Weeks Ended
         January 30, 1994 and January 31, 1993 and 39 Weeks
         Ended January 30, 1994 and January 31, 1993                       5

      Consolidated Statements of Cash Flows - 39 Weeks Ended
         January 30, 1994 and January 31, 1993                             6

      Notes to Consolidated Financial Statements                           7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                       8-10


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.                             10


















                                           2-11

                              PART I.  FINANCIAL INFORMATION
                                  SMITHFIELD FOODS, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                 January 30,        May 2,
(In thousands)                                       1994            1993
- --------------                                  -------------   ------------
ASSETS                                           (unaudited)

Current assets:
   Cash                                         $       1,922   $      3,079
   Accounts receivable less allowances
      of $445 and $407                                 65,148          50,823
   Inventories                                         92,873          94,822
   Advances to joint hog production
      arrangement                                      16,890          19,830
   Prepaid expenses and other assets                   10,598           9,417
                                                -------------   -------------
      Total current assets                            187,431         177,971
                                                -------------   -------------

Property, plant and equipment                         328,300         307,566
   Less accumulated depreciation                     (119,882)       (103,127)
                                                -------------   -------------
      Net property, plant and equipment               208,418         204,439
                                                -------------   -------------

Other assets:
   Cost in excess of net assets acquired
      less accumulated amortization of
      $1,521 and $1,485                                 4,420           4,572
   Investments in partnerships                          8,391           8,415
   Other                                                4,699           4,170
                                                -------------   -------------
         Total other assets                            17,510          17,157
                                                -------------   -------------
                                                $     413,359    $    399,567
                                                =============   =============




               See accompanying notes to consolidated financial statements.

























                                           3-11

                              PART I.  FINANCIAL INFORMATION
                                  SMITHFIELD FOODS, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                 January 30,        May 2,
(In thousands)                                      1994             1993
- --------------                                  -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY             (unaudited)

CURRENT LIABILITIES:
   Notes payable to banks                       $      31,347    $     47,813
   Current portion of long-term debt                    7,978           6,655
   Current portion of capitalized lease
      obligations                                         678               -
   Accounts payable                                    38,286          33,378
   Accrued expenses and other current
      liabilities                                      31,210          25,454
   Income taxes payable                                 5,648               -
                                                -------------    ------------
         Total current liabilities                    115,147         113,300
                                                -------------    ------------

Long-term debt                                        100,517         124,517
Long-term capitalized lease obligations                22,471               -
                                                -------------    ------------
         Total long-term debt                         122,988         124,517
                                                -------------    ------------

Other noncurrent liabilities:
   Deferred income taxes                                6,992           6,256
   Pension and post retirement benefits                 6,452           6,814
   Minority interest                                    3,506           2,173
   Other                                                  606             737
                                                -------------    ------------
         Total other noncurrent liabilities            17,556          15,980
                                                -------------    ------------

Series B 6.75% cumulative convertible
   redeemable preferred stock, $1.00 par
   value, 1,000 shares authorized, issued
   and outstanding                                     10,000          10,000
                                                -------------    ------------

Stockholders' equity:
   Preferred stock $1.00 par value,
      authorized 1,000,000 shares                           -               -
   Common stock, $.50 par value,
      authorized 25,000,000 shares,
      issued 16,712,126 shares                          8,356           8,350











   Additional paid-in capital                          47,913          47,818
   Retained earnings                                   99,042          87,245
   Treasury stock, at cost, 437,000 shares             (7,643)         (7,643)
                                                -------------    ------------
         Total stockholders' equity                   147,668         135,770
                                                -------------    ------------
                                                $     413,359    $    399,567
                                                =============    ============

               See accompanying notes to consolidated financial statements.

                                           4-11

                                                 SMITHFIELD FOODS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                        13 Weeks         13 Weeks         39 Weeks         39 Weeks
                                                          Ended            Ended            Ended            Ended
(Dollars in thousands, except per share data)         Jan. 30,1994     Jan. 31,1993     Jan. 30,1994   Jan. 31,1993
- ---------------------------------------------         -------------    -------------    -------------  -------------
Sales                                                 $     428,982    $     339,425    $   1,083,085  $     833,279
                                                      -------------    -------------    -------------  -------------
Costs and expenses:
   Cost of sales                                            362,589          298,901          931,968        728,121
   Selling, general and administrative                       38,284           31,796          102,102         79,702
   Depreciation                                               4,557            5,719           17,131         13,268
   Interest                                                   3,156            2,096            9,370          4,265
   Minority interest                                            963              107            1,952            440
   Plant closing costs                                            -                -                -          3,598
                                                      -------------    -------------    -------------  -------------
                                                            409,549          338,619        1,062,523        829,394
                                                      -------------    -------------    -------------  -------------
Income before income taxes                                   19,433              806           20,562          3,885
Income taxes                                                  7,684              298            8,259          1,570
                                                      -------------    -------------    -------------  -------------
Income before cumulative effect of change
   in accounting for income taxes                            11,749              508           12,303          2,315
Cumulative effect of change in accounting
   for income taxes                                               -                -                -          1,138
                                                      -------------    -------------    -------------  -------------
Net income                                            $      11,749    $         508    $      12,303    $     3,453
                                                      =============    =============    =============  =============
Net income available for common stockholders          $      11,580    $         315    $      11,797    $     3,260
                                                      =============    =============    =============  =============
Before cumulative effect in change in
   accounting for income taxes                        $         .69    $         .02    $         .70    $       .13
   Cumulative effect of change in accounting
      for income taxes                                            -                -                -            .07
                                                      -------------    -------------    -------------  -------------
   Net income                                         $         .69    $         .02    $         .70    $       .20
                                                      =============    =============    =============  =============
Average shares outstanding (thousands)                       16,763           16,772           16,741         16,264
                                                      =============    =============    =============  =============












                                                See accompanying notes to consolidated financial statements.

                                                           5-11

                                  SMITHFIELD FOODS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                  39 Weeks         39 Weeks
                                                    Ended            Ended
(Dollars in thousands)                          Jan. 30,1994      Jan. 31,1993
- ----------------------                          ------------      ------------
Cash flows from operating activities:
   Net income                                   $     12,303      $      3,453
   Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation and amortization                18,130            13,714
         (Increase) in accounts receivable           (14,325)          (18,832)
         (Increase) decrease in inventories            1,949           (23,757)
         Decrease in prepaid expenses
            and other current assets                  (1,181)            4,121
         Increase in other assets                     (1,293)           (1,976)
         Increase in other liabilities                15,820            11,667
         Increase (decrease) in deferred
            income taxes                                 736            (1,605)
         Loss on disposition of property and
            equipment                                    465               228
                                                ------------      ------------
    Net cash provided by (used in)
       operating activities                           32,604           (12,987)
                                                ------------      ------------
Cash flows from investing activities:
   Purchase of property and equipment                (22,319)          (78,349)
        Proceeds from sale of property
          and equipment                                  654               772
   (Increase) decrease in partnership
        investment                                        24                74
   Advances (repayments) under joint hog
      production arrangement                           2,940            (5,945)
   Other                                                   5                 -
                                                ------------      ------------
      Net cash used in investing activities          (18,696)          (83,448)
                                                ------------      ------------
Cash flows from financing activities:
   Net borrowings (repayments) on short-term
      notes payable to banks                         (16,466)           39,711
   Proceeds from issuance of long-term debt
      and long-term lease obligations                  6,240            30,600
   Proceeds from issuance of preferred stock               -            10,000
   Principal payments on long-term debt               (5,768)           (3,276)
   Proceeds from sale of common stock                      -            16,750











   Dividends on preferred stock                         (506)             (137)
   Proceeds from exercise of stock
      options and warrants                               102               895
   Increase in minority stockholders' interest         1,333               420
                                                ------------      ------------
      Net cash provided by (used in)
         financing activities                        (15,065)           94,963
                                                ------------      ------------
Net decrease in cash                                  (1,157)           (1,472)
Cash at beginning of the period                        3,079             1,736
                                                ------------      ------------
Cash at end of period                           $      1,922      $        264
                                                ============      ============
Cash payments during period:
   Interest (net of amount capitalized)         $      9,041      $      5,627
                                                ============      ============
   Income taxes                                 $      1,182      $      5,057
                                                ============      ============

               See accompanying notes to consolidated financial statements.

                                           6-11

                                  SMITHFIELD FOODS, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Notes to Financial Statements included in Registrant's Annual Report for the fiscal year ended May 2, 1993 should be read in conjunction with the quarterly financial statements.

(2) The financial information furnished herein is unaudited. The information reflects all adjustments (which included only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods included in this report.

(3)  Inventories consist of the following:

                                                 January 30,        May 2,
     (In thousands)                                 1994             1993
     --------------                             -------------    ------------
     Fresh and processed meats                  $      66,868    $     75,273
     Livestock and manufacturing supplies              17,662          12,976
     Other                                              8,343           6,573
                                                -------------    ------------
                                                $      92,873    $     94,822
                                                =============    ============

(4) Effective November 1, 1993, the Registrant revised the estimated useful lives of certain assets. This change in accounting estimate was made to more accurately reflect the economic useful lives of these assets and to better align them with those generally used in the meat packing industry. Buildings and improvements lives were revised from 10-40 years to 20-40 years. Machinery and equipment was revised from 3-12 years to 10-25 years.











     This change was only made to assets acquired after April 30, 1990 and is reflected only on a prospective basis beginning in the current quarter of fiscal 1994. This change reduced depreciation charges and increased net income and net income per share by $1,934,000, $1,161,000 and $.07, respectively.

(5) Effective May 4, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires the use of the liability method in accounting for income taxes. The cumulative effect of adopting this change as of May 4, 1992, totaled $1,138,000 and has been reflected in the statement of operations as the cumulative effect of a change in accounting principle. As required, the previously reported 39 weeks results for the period ended January 31, 1993 have been restated to reflect the impact of the cumulative effect.

(6) In the second quarter of fiscal 1993, the Registrant recognized a non-recurring pretax charge of $3,598,000 related to the closing of Esskay, Inc.'s plant in Baltimore, Maryland.




                                           7-11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

13 Weeks Ended January 30, 1994 -
13 Weeks Ended January 31, 1993

Sales in the third quarter of fiscal 1994 increased $89.5 million, or 26.4%, from the same quarter a year ago. The increase resulted from a 16.3% increase in sales tonnage and an 8.1% increase in unit sales prices. The increase in sales tonnage was primarily the result of a 39.6% increase in fresh pork tonnage and a 4.0% increase in processed meats tonnage. The increase in fresh pork tonnage reflected increased sales of fresh pork items produced at the Registrant's Bladen County, North Carolina fresh pork facility which began operations in October 1992.

     Cost of sales increased $63.7 million, or 21.3%, in the third quarter of fiscal 1994, reflecting the increased sales tonnage. Gross profit (sales less cost of sales) in the third quarter of fiscal 1994 increased $25.8 million, or 63.6%, compared to the same quarter of fiscal 1993. This increase in gross profit resulted from higher margins on increased sales tonnage of both fresh pork and processed meats. Gross profit was favorably affected by a reduction in cost of sales as a result of a sharply improved performance at Brown's of Carolina, Inc., the Registrant's hog production operation.

     Selling, general and administrative expenses increased $6.5 million, or 20.4%, in the third quarter of fiscal 1994. The increase reflected sharply higher distribution and sales and marketing costs associated with the increased sales tonnage, and higher storage costs associated with substantially increased inventories of hams for the fall holiday season.

     Depreciation expense decreased $1.2 million, or 20.3%, in the third quarter of fiscal 1994. In light of the Registrant's aggressive capital expenditures program over the past four fiscal years during which the Registrant invested approximately $212.0 million in new plant and equipment, the estimated useful lives of these assets which were being used for depreciation purposes were revised. The Registrant, effective November 1, 1993, revised those lives to more accurately reflect the economic useful lives of the assets and to better align them with those generally used in the meat processing industry. This change in accounting estimate increased net income in the third quarter of fiscal 1994 by $1.2 million. This change will continue to have a positive impact on net income in the fourth quarter of fiscal 1994 and in future years.

     Interest expense increased $1.1 million, or 50.6%, in the third quarter of fiscal 1994, reflecting significantly higher long-term debt related to the funding of capital projects, including the Bladen County plant, and the impact of replacing short-term borrowings with long-term debt at somewhat higher rates.

     Minority interest increased $0.9 million in the third quarter of fiscal 1994, reflecting increased profitability at Brown's of Carolina, Inc. and Patrick Cudahy Incorporated, each of which have minority ownership.

     Reflecting the factors discussed above, the Registrant recorded net income of $11.7 million in the third quarter of 1994, up sharply from net income of $0.5 million in the same quarter of the prior fiscal year.

                                           8-11

39 Weeks Ended January 30, 1994 -
39 Weeks Ended January 31, 1993

Sales in the first nine months of fiscal 1994 increased $249.8 million, or 30.0%, from the same period a year ago. The increase resulted from a 23.2% increase in sales tonnage and a 5.1% increase in unit sales prices. The increase in sales tonnage was the result of a 49.9% increase in fresh pork tonnage and a 5.6% increase in processed meats tonnage. The increase in fresh pork tonnage reflected the sale of fresh pork items produced at the Registrant's Bladen County, North Carolina fresh pork facility which began operations in October 1992.

     Cost of sales increased $203.8 million, or 28.0%, in the first nine months of fiscal 1994, reflecting increased sales tonnage and increased raw material costs due to higher live hog prices. Gross profit (sales less cost of sales) in the first nine months of fiscal 1994 increased by $46.0 million, or 43.7%, compared to the same period of fiscal 1993. This increase in gross profit primarily resulted from lower margins on substantially increased sales tonnage of fresh pork and higher margins on increased sales tonnage of processed meats. Gross profit was favorably affected by a reduction in cost of sales as a result of a sharply improved performance at Brown's of











Carolina, Inc., the Registrant's hog production operation.

     Selling, general and administrative expenses increased $22.4 million, or 28.1%, in the first nine months of fiscal 1994. The increase reflected sharply higher distribution and sales and marketing costs associated with the increased sales tonnage, which was in part attributable to the operation of the Bladen County plant during the entire nine-month period, and higher storage costs associated with substantially increased inventories of hams for the fall holiday season.

     Depreciation expense increased $3.9 million, or 29.1%, in the first nine months of fiscal 1994, reflecting the high levels of capital expenditures in recent years related to the expansion of the Registrant's hog production facilities and modernization and expansion of its meat processing plants, including depreciation related to the Bladen County plant.
In light of the Registrant's aggressive capital expenditures program over the past four fiscal years during which the Registrant invested approximately $212.0 million in new plant and equipment, the estimated useful lives of these assets which were being used for depreciation purposes were revised. The Registrant, effective November 1, 1993, revised those lives to more accurately reflect the economic useful lives of the assets and to better align them with those generally used in the meat processing industry. This change in accounting estimate increased net income in the first nine months of fiscal 1994 by $1.2 million. This change will continue to have a positive impact on net income in the fourth quarter of fiscal 1994 and in future years.

     Interest expense increased $5.1 million, or 120.0%, in the first nine months of fiscal 1994, reflecting significantly higher long-term debt related to the funding of capital projects, including the Bladen County plant, significantly higher short-term borrowings related to increased levels of inventories and accounts receivable, and the impact of replacing short-term borrowings with long-term debt at somewhat higher rates.

     Minority interest increased $1.5 million in the first nine months of fiscal 1994, reflecting increased profitability at Brown's of Carolina, Inc. and Patrick Cudahy Incorporated, each of which have minority ownership.

     Plant closing costs of $3.6 million in the first nine months of fiscal 1993 reflect a nonrecurring pretax charge related to the closing of Esskay, Inc.'s meat processing plant in Baltimore, Maryland.
                                           9-11

     Reflecting the factors discussed above, the Registrant recorded net income of $12.3 million in the first nine months of 1994, up sharply from net income of $3.5 million in the same period of the prior fiscal year. The results for the first nine months of fiscal 1993 have been restated to reflect the cumulative effect of a change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective May 4, 1992.

LIQUIDITY AND CAPITAL RESOURCES












During the first nine months of fiscal 1994, the Registrant's cash provided by operating activities was $32.6 million, largely the result of profitable
operations and substantial   noncash charges.

     During the nine month period, capital expenditures totaled $22.3 million, consisting primarily of $10.8 million related to hog production facilities at Brown's of Carolina, Inc. and $7.2 million related to projects at the Bladen County plant designed to improve operating efficiencies and lower plant operating costs.

     During this period, borrowings under existing lines of credit were reduced by $16.5 million. The repayments resulted from substantial operating cash flows which have only partially been used for capital improvements.

     During the period, the Registrant completed the placement of a five-year, 6.48% $25.0 million loan with a bank secured by a second security interest in the Bladen County plant, and a five-year, 7.0% $2.8 million secured loan with an institutional lender. In addition, Brown's of Carolina, Inc. completed a $23.5 million partial funding of a $28.0 million sale and leaseback arrangement of certain of its hog production facilities with an institutional lender.

     As of January 30, 1994, the Registrant had definitive commitments of approximately $14.0 million for the remainder of fiscal 1994, primarily related to the construction of new hog production facilities at Brown's of Carolina, Inc. In addition, the Registrant plans to make several major additions to the Bladen County plant in fiscal 1995 to increase boneless fresh pork capacity and add more refrigeration. These capital improvements are expected to be financed with a combination of internally generated funds and additional long-term financing.


                                PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

            A.  Exhibits.

                   Exhibit 11 - Computation of Net Income Per Share

            B.  Reports on Form 8-K.

                   During the quarter, Registrant filed a report on Form 8-K dated December 29, 1993, reporting Item 5. Other Events.




                                           10-11

                                        SIGNATURES













          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SMITHFIELD FOODS, INC.



                                                  /s/ Aaron D. Trub
                                                  Aaron D. Trub
                                                  Vice President, Secretary
                                                  & Treasurer



                                                  /s/ C. Larry Pope
                                                  C. Larry Pope
                                                  Controller



Date:  March 7, 1994


























                                           11-11