Form 10-K
period 1994-05-01
SMITHFIELD FOODS INC
filed 1994-07-27
CIK 91388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended May 1, 1994

                         Commission file number 0-2258

                             SMITHFIELD FOODS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                         52-0845861
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

501 North Church Street, Smithfield, VA                              23430
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code...........(804) 357-4321

Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.50 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates as of July 15, 1994 was approximately $288,873,000. This figure was calculated by multiply- ing (i) the $29.00 last sales price of Registrant's Common Stock as reported on The Nasdaq National Market on July 15, 1994 by (ii) the number of shares of Registrant's Common Stock not held by any officer or director of the Registrant or any person known to the Registrant to own more than five percent of the outstanding Common Stock of the Registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the Registrant is in fact an affiliate of the Registrant.

At July 15, 1994, 16,284,026 shares of the Registrant's Common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

            Portions of the Annual Report to Stockholders for Fiscal Year Ended May 1, 1994 are incorporated by reference into Part II.

            Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on August 31, 1994 are incorporated by reference into Part III.

                                   1-32

                               TABLE OF CONTENTS

Item                                                                     Page

 1.  Business.....................................................         3

 2.  Properties...................................................         8

 3.  Legal Proceedings............................................         9

 4.  Submission of Matters to a Vote of Security Holders..........         9

 4A. Executive Officers of the Company............................        10

                                  PART II

 5.  Market for Company's Common Equity and Related Stockholder Matters   10

 6.  Selected Financial Data......................................        11

 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations......................................        11

 8.  Financial Statements and Supplementary Data..................        11

 9.  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure..................................        11

                                 PART III

10.  Directors and Executive Officers of the Company...............       11

11.  Executive Compensation........................................       11

12.  Security Ownership of Certain Beneficial Owners and Management       11

13.  Certain Relationships and Related Transactions................       11

                                  PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K     12














                                   2-32

                                  PART I

Item 1.  BUSINESS

General

          As a holding company, Smithfield Foods, Inc. conducts its pork processing operations through three principal subsidiaries: Gwaltney of Smithfield, Ltd. ("Gwaltney") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"), both based in Smithfield, Virginia, and Patrick Cudahy Incorporated ("Patrick Cudahy"), based in Cudahy, Wisconsin. The Company, in furthering its strategy of vertical integration, also conducts hog production operations through its Brown's of Carolina, Inc. subsidiary ("Brown's") and Smithfield-Carroll's, a joint hog production arrangement between the Company and Carroll's Foods of Virginia, Inc., an affiliate of Carroll's Foods, Inc., Warsaw, North Carolina. Both Brown's and Smithfield-Carroll's produce hogs for the Company's pork processing plants in Smithfield, Virginia and Bladen County, North Carolina. The Company is also a participant in the Circle Four joint hog production arrangement with Carroll's Foods, Inc., Murphy Farms, Inc. and Prestage Farms, Inc., all large North Carolina hog producers, which conducts hog production operations in Milford, Utah. The Company, through its Ed Kelly, Inc. subsidiary ("Kelly"), operates a retail consumer electronics chain based in Winston-Salem, North Carolina. The operations of Kelly are not significant to the Company's business. In this report, references to "Smithfield Foods" or the "Company" are to Smithfield Foods, Inc. together with all of its subsidiaries, unless the context otherwise indicates.

          The Company is the largest pork processor in the eastern United States. The Company produces a wide variety of fresh pork and processed meat products which it markets principally in the eastern United States. The Company has also expanded to national distribution and to international sales in Japan and Mexico.

          As consumers have become more health conscious, pork producers and processors, including the Company, have focused on providing leaner, fresh pork products as well as lower-salt processed meats. Management believes that pork products which are more attractive to diet-conscious Americans, together with the industry's "Pork--The Other White Meat" campaign and other efforts to heighten public awareness of pork as an attractive protein source, have led to increased consumer demand for pork products. The Company, through its NPD pig program, is developing a line of extra-lean pork products to meet consumer demand for leaner pork.

Business Strategy

          Since 1975, when current management assumed control, Smithfield Foods has expanded both its production capacity and markets through a combination of strong internal growth and the acquisition of regional operations with well-recognized brand identities. In fiscal 1982, the Company acquired Gwaltney, then Smithfield Packing's principal regional competitor. This acquisition doubled the Company's size and added several popular lines of branded products along with a state-of-the-art hot dog production facility. The proximity of Gwaltney to Smithfield Packing allowed for synergies and cost savings in manufacturing, purchasing and transportation.

          This combination set the stage for a series of acquisitions of smaller regional processors with widely-recognized brands. In fiscal 1985, the Company acquired Patrick Cudahy, which added a prominent line of dry sausage products. In fiscal 1986, the Company acquired Esskay, Inc., a firm with a broad line of delicatessen products having substantial brand loyalty in the Baltimore-Washington, D.C. metropolitan area. In fiscal 1991, the Company acquired the Mash's brand name and a ham processing plant in Landover, Maryland. In fiscal 1993, the Company acquired the Valleydale and Reelfoot brand names and a processing plant in Salem, Virginia.

                                   3-32

          The Company's business is based around four strategic initiatives:
(i) use of the leanest genetics available to enable the Company to market highly differentiated pork products, (ii) vertical integration into state-of-the-art hog production through company-owned hog production operations and long-term partnerships and alliances with large and efficient hog producers,
(iii) operation of highly efficient processing facilities, and (iv) plant locations that reduce freight expense and permit rapid delivery and response to customers.

          As a complement to the Company's hog processing operations, the Company has vertically integrated into state-of-the-art hog production through Brown's and Smithfield-Carroll's. In addition, the Company is supplementing the hogs it obtains from these hog production operations with market-indexed, multi-year agreements with several of the nation's largest suppliers of high quality hogs strategically located in North Carolina, including Carroll's Foods, Inc., Murphy Farms, Inc. and Prestage Farms, Inc.

          In May 1991, Smithfield-Carroll's, through Smithfield-Carroll's Farms (a partnership between the Company and an affiliate of Carroll's Foods, Inc.), acquired from National Pig Development Company ("NPD"), a British firm, the exclusive United States franchise rights for genetic lines of specialized breeding stock. The NPD hogs produced by these superior genetic lines are substantially leaner than any other breeding stock available in commercial volume in the United States. Management expects that the leanness and increased meat yields of these hogs will over time improve the Company's profitability with respect to both fresh pork and processed meat products and provide a sustainable competitive advantage over other domestic pork processors. Smithfield-Carroll's has imported a nucleus herd of 2,000 animals which forms the top of a genetic pyramid capable of sustaining more than 300,000 commercial sows and is in the process of replacing its breeding stock with these superior genetic animals over the next several years. Brown's is also in the process of infusing this breed into its herds. The Company is conducting marketing and nutritional studies to determine how best to maximize the benefits from the lean pork from these animals and plans a limited rollout of NPD pork products to foodservice distributors and restaurant chain accounts in fiscal 1995.

          During the past four years, the Company has improved its competitive position through an aggressive capital investment program designed to increase production and reduce costs at its Mid-Atlantic locations. As part of this program, the Company, in October 1992, began operations at its new, state-of-the-art fresh pork processing plant in Bladen County, North Carolina. The Company's principal competitors are located in the Midwest. The Company's Mid-Atlantic and Southeastern locations provide advantages to the Company over these competitors because of the Company's lower freight costs to East Coast customers and longer effective shelf-life for fresh pork products. Management believes that the benefits from its capital investment program and its new Bladen County plant, together with these transportation advantages, make the Company highly competitive in the Eastern United States, particularly in the corridor from Florida to Maine.

          The Company's operations are in one industry segment, meat processing. The following table shows for the fiscal periods indicated the percentages of the Company's revenues derived from processed meats, fresh pork and other products.

                         1994       1993       1992       1991       1990
Processed Meats           49%        55%        57%        53%        53%
Fresh Pork                48%        41%        39%        44%        44%
Other Products             3%         4%         4%         3%         3%
                         100%       100%       100%       100%       100%

The increase in revenues derived from fresh pork in fiscal 1994 is attributable to sales of fresh pork products produced at the Bladen County plant. The meat processing industry is generally characterized by narrow margins. Profit margins on processed meats are greater than profit margins on fresh pork and on other products.

                                   4-32

Processed Meat Products

          The Company manufactures a wide variety of processed meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats and specialty products such as pepperoni and dry salami. The Company markets its processed meat products under labels that include, among others, Smithfield, Luter's, Hamilton's, Great, Gwaltney, Esskay, Patrick Cudahy, Mash's and Valleydale.

          In response to growing consumer preferences for more nutritious and healthful meats, the Company has emphasized production of more closely-trimmed, leaner and lower salt processed meats such as Smithfield Packing's Hamilton's Easy-Karv Ham and Patrick Cudahy's 97% fat-free Realean Ham.

Fresh Pork Products

          The Company increased its commitment to fresh pork with the opening of its Bladen County plant. The plant, which is operated by Smithfield Packing's Carolina Food Processors Division, led to an increase in fresh pork output, both in absolute terms and relative to the Company's processed meats output, in fiscal 1994. The plant, which is currently processing as many as 16,000 hogs per day on a one-shift basis, plans to process as many as 24,000 hogs per day on a two-shift basis beginning in the fourth quarter of fiscal 1995. This will lead to an additional increase in fresh pork output in fiscal 1995. A substantial portion of the Company's fresh pork is sold to its customers as unprocessed, trimmed cuts such as loins (including roasts and chops), butts, picnics and ribs. The Company is putting greater emphasis on the sale of value-added, higher-margin fresh pork products, such as boneless loins, hams, butts and picnics. In addition to meeting a growing consumer demand for its fresh pork, the Company's commitment to fresh pork also provides its processing operations with raw material of much higher quality than that generally available through market purchases.

          Smithfield Packing has developed a case-ready pork program designed to supply supermarket chains with pre-packaged, weighed, labeled and priced fresh pork, ready for immediate sale to the consumer. Management believes that this initiative over time should result in greater brand identification and higher margins for the Company's fresh pork products.

Raw Materials

          The Company's primary raw material is live hogs. Historically, hog prices have been subject to substantial fluctuations. In addition, hog prices tend to rise as hog supplies decrease during the hot summer months and tend to decline as supplies increase during the fall. This is due to lower farrowing performance during the winter months and slower animal growth rates during the hot summer months. Hog supplies, and consequently prices, are also affected by factors such as feed prices, weather and interest rates.

          The Company produces its own hogs through Brown's and Smithfield-Carroll's and purchases hogs from several of the nation's largest hog producers strategically located in North Carolina, which include Carroll's Foods, Inc., Murphy Farms, Inc. and Prestage Farms, Inc., as well as from other independent hog producers and dealers located in the East, Southeast and Midwest. In fiscal 1994, the Company obtained 11.4% of the live hogs it processed from Brown's and Smithfield-Carroll's. The Company's raw material cost fall when hog production at Brown's and Smithfield-Carroll's is profitable and conversely rise when such production is unprofitable. Management believes that hog production at Brown's and Smithfield-Carroll's will further the Company's strategic initiative to become vertically integrated and may reduce exposure to the fluctuations in profitability
historically experienced by the pork processing industry.   The Company has
established multi-year agreements with Carroll's Foods, Murphy Farms and Prestage Farms which provide the Company with a stable supply of high-quality hogs at market-indexed prices. These producers supplied 50.9% of the hogs processed by the Company in fiscal 1994.
                                   5-32

          As a result of the hogs obtained from Brown's and Smithfield-Carroll's and from these major North Carolina producers, the percentage of hogs obtained by the Company from Midwestern sources has declined from 34% in fiscal 1987 to 5% in fiscal 1994. Midwestern hogs have historically been the Company's higher-cost hogs due to such factors as higher transportation costs, in-transit weight losses and inconsistency in size and quality. The Company anticipates that the percentage of hogs obtained by the Company from Midwestern sources will decline further as more hogs are produced by Brown's, Smithfield-Carroll's and the major North Carolina producers.

          The Company purchases its hogs on a daily basis at its plants in Smithfield, Virginia and Bladen County, North Carolina, at buying stations in Virginia, North Carolina and South Carolina and at independent dealer-operated buying stations in the Midwest. The Company also purchases fresh pork from other meat processors to supplement its processing requirements, and raw beef, poultry and other meat products to add to its sausage and luncheon meats. Such meat products and other materials and supplies, including seasonings, smoking and curing agents, sausage casings and packaging materials are readily available from numerous sources at competitive prices.

Customers and Marketing

          The Company has dominant market shares in the Mid-Atlantic and Southeastern United States, and growing market shares in the Northeast, South, Midwest and West. The Company's fundamental marketing strategy is to sell large quantities of moderate-priced processed meat products as well as fresh pork to national and regional supermarket chains, wholesale distributors and the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers). Management believes that this marketing approach reaches the largest number of value-conscious consumers without requiring large advertising and promotional campaigns. The Company uses both salaried salesmen and independent commission brokers to sell its products. Except for a small number of orders for hams, the Company does not make sales directly to consumers. In fiscal 1994, the Company made sales to more than 3,000 customers, none of whom accounted for as much as 10% of the Company's revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment, and therefore, do not enter into formal long-term contracts. Management believes that its registered trademarks have been important to the success of its branded processed meat products.

          The Company, in fiscal 1994, entered into an agreement with Sumitomo Corporation for the exclusive distribution of a line of unique branded fresh pork products in Japan. In addition, the Company began exporting processed meats to Mexico in fiscal 1994. The Company anticipates that export sales to these markets will increase substantially in fiscal 1995.

          The Company's business is seasonal in that, traditionally, the heavier periods of sales for hams are the holiday seasons such as Easter, Thanksgiving and Christmas, and the heavier periods of sales for hot dogs and luncheon meats are the summer months. The Company maintains large inventories of hams in anticipation of its holiday seasons' business. Fresh pork is shipped, generally within two to three days after slaughter, by refrigerated trucks which are leased and operated by the Company and by common carrier. The Company enters into commodity futures contracts to reduce the risk of adverse price changes on the profitability of its hog production operations and future sales commitments, such as future sales commitments for hams for the holiday seasons.

Distribution

          Because of the Mid-Atlantic and Southeastern locations of all but one production facility, the Company offers next-day delivery to most of its customers which affords it a competitive advantage in terms of service and freight costs. The Company's Mid-Atlantic and Southeastern locations allow it to supply customers in the Northeastern, Mid-Atlantic,

                                   6-32

Southeastern and Southern states with fresh pork products with a longer effective shelf-life than those shipped from competing Midwestern processors.

Competition

         The protein industry generally, and the pork processing industry in particular, are highly competitive. The Company's products compete with a large number of other protein sources, including beef, chicken, turkey and seafood, but the Company's principal competition comes from other pork processors.

          Management believes that the principal competitive factors in the pork processing industry are price, quality and brand loyalty. Many of the Company's competitors are considerably larger, have correspondingly greater financial and other resources and enjoy wider recognition for their branded products. Some of these competitors are also more diversified than the Company. To the extent that their other operations generate profits, such companies may be able to subsidize their pork processing operations.

     The Company believes it is one of the largest producers of smoked meats, including hams, bacon and picnics, in the United States. The Company is the largest producer of "Genuine Smithfield" hams. By statute of the Commonwealth of Virginia, only hams processed within the Town of Smithfield can be labeled "Genuine Smithfield" hams.

Regulation

          Like other participants in the meat packing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency and corresponding state agencies such as the Virginia State Water Control Board ("SWCB"), the North Carolina Division of Environmental Management, the United States Department of Agriculture and the Occupational Safety and Health Administration. Management believes that the Company complies with all such laws and regulations in all material respects, except as set forth immediately below, and that continued compliance with these standards will not have a material effect on the Company's financial position.

     The wastewater discharge permits for the Company's major manufacturing plants in Smithfield, Virginia, currently impose more stringent phosphorous and ammonia effluent limitations than the plants can currently meet. The plants are currently being operated in compliance with less stringent effluent limitations under an administrative consent order entered into with the SWCB, pending reissuance of the permits, for which timely applications have been filed. In May 1991, the Company elected to comply with the SWCB's regulations by agreeing to connect the Company's wastewater treatment plants to the regional sewer system operated by the Hampton Roads Sanitation District. The Company will incur sewer charges in addition to the existing costs of effluent treatment beginning in approximately two years. The sewer charges that will be incurred will be accounted for as current period charges in the year in which such costs are incurred. The Company expects to incur approximately $2,000,000 in capital costs to upgrade the existing systems and connect to the regional sewer system.

Employees

          The Company has approximately 8,000 employees, approximately 4,250 of whom are covered by collective bargaining agreements expiring between March 11, 1995 and December 31, 1998. The Company believes that its relationship with its employees is good.

Working Capital

          The pork processing industry is characterized by high unit sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the

                                   7-32

Company considers its inventories and accounts receivable highly liquid and readily convertible into cash. Borrowings under lines of credit are used to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs. The demand for seasonal borrowings usually peaks in early November when ham inventories are at their highest levels, and borrowings are repaid in January when the accounts receivable generated by the sales of these hams are collected. At May 1, 1994, the Company had aggregate lines of credit of $120.0 million. Borrowings under the lines of credit are secured by substantially all of the Company's inventories and accounts receivable. Weighted average borrowings under the lines were $66.6 million in fiscal 1994, $79.2 million in fiscal 1993 and $29.4 million in fiscal 1992. Maximum borrowings were $105.1 million in fiscal 1994, $105.9 million in fiscal 1993 and $56.0 million in fiscal 1992. The outstanding balances under these lines totalled $52.1 million and $93.0 million as of May 1, 1994 and May 2, 1993, respectively.

Miscellaneous

          With the exception of the franchise agreement between Smithfield-Carroll's and National Pig Development Company (See Item 1. Business), the Company has no patents, licenses, franchises or concessions which it considers material to its business.

          The Company is not involved in significant research activities.

Item 2.  PROPERTIES.

          The following table summarizes information concerning the principal plants and other materially important physical properties of the Company:
                                                                           APPROXIMATE
                                                               LAND AREA   FLOOR SPACE
           LOCATION                       OPERATION             (ACRES)      (SQ.FT.)
Smithfield Packing Plant No. 1   Slaughtering and cutting        25.5        385,000
501 North Church Street          hogs; manufacture of
Smithfield, Virginia             bacon products, smoked
                                 meats, and dry salt meats;
                                 production of hams and
                                 picnics.

Smithfield Packing Plant No. 2   Production of bone-in and       20.0        218,000
2501 West Vernon Avenue          boneless cooked and smoked
Kinston, North Carolina          ham and other smoked meat
                                 products.

Smithfield Packing Plant No. 3   Production of bone-in smoked     7.8        100,000
5801 Columbia Park Drive         ham and other smoked meat
Landover, Maryland               products.

Smithfield Packing Plant No. 4   Slaughtering and cutting       860.0        510,000
Carolina Food Processors         hogs; production of boneless
Division (Bladen County)         hams and loins.
Route #87
Tarheel, North Carolina

Gwaltney Plant No. 1             Slaughtering and cutting        56.4        474,000
601 North Church Street          hogs; manufacture of bacon
Smithfield, Virginia             products and sausage; produc-
                                 tion of bone-in and boneless
                                 cooked and smoked hams and
                                 picnics.

                                                8-32

Gwaltney Plant No. 2             Manufacture of hot dogs,        13.1        133,000
3515 Airline Blvd.               bologna, luncheon meats
Portsmouth, Virginia             and sausage products.

Gwaltney Plant No. 3             Manufacture of bacon, smoked    11.0        152,000
1013 Iowa Street                 sausage and boneless cooked
Salem, Virginia                  hams.

Patrick Cudahy Plant             Manufacture of bacon, dry       60.0      1,057,000
3500 E. Barnard Ave.             sausage, boneless cooked hams
Cudahy, Wisconsin                and operation of a refinery.

          The Company operates hog buying stations in Virginia, North Carolina and South Carolina which have facilities for purchasing and loading hogs for shipment to the Company's plant's in Smithfield, Virginia and Bladen County, North Carolina.

          The Company, through Brown's, owns and leases hog production facilities in North Carolina, and through Smithfield-Carroll's, owns hog production facilities in North Carolina and Virginia.

          Smithfield Packing Plants No. 1 and No. 2, including all real property, machinery and equipment, are pledged as security for Smithfield Packing's 9.8% Secured Notes, due August 2003, and 10.75% Secured Notes, due August 2005, held by John Hancock Mutual Life Insurance Company. The machinery and equipment in Smithfield Packing Plant No. 3 is pledged as security for Smithfield Packing's Secured Notes, due October 1997, held by MetLife Capital Corporation. Smithfield Packing Plant No. 4, including all real property, machinery and equipment, is pledged as security for Smithfield Packing's 8.41% Secured Notes, due February 2013, held by John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company and MML Pension Insurance Company, and Smithfield Foods, Inc.'s 6.48% Notes, due
September 1998, held by NationsBank of Virginia, Inc.   Gwaltney Plants No.
1 and No. 2, including all real property, machinery and equipment, are pledged as security for Gwaltney's 6.24% Secured Notes, due November 1998, and 9.85% Secured Notes, due November 2006, held by John Hancock Mutual Life Insurance Company.

          Based on standard hourly rates of production, converted to annual capacities based on a 40-hour work week, Smithfield Plant No. 1 has an annual slaughter capacity of 2,080,000 head and Gwaltney Plant No. 1 has an annual slaughter capacity of 2,080,000 head. Based on standard hourly rates of production, converted to an annual capacity based on a 40-hour work week, Smithfield Plant No. 4 has an annual slaughter capacity on a one-shift basis of 4,160,000 head. The plant is designed to operate on a two-shift basis. Subject to applicable environmental and other regulations, production at all the Company's plants can be increased without physically expanding existing facilities by increasing the number of production hours.


Item 3.  LEGAL PROCEEDINGS.

          Smithfield Foods and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these matters will not have a material effect on the Company's financial statements.

          Reference is made to "Item 1.--Business--Regulation."


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

                                   9-32

Item 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

          The executive officers of the Company as of July 15, 1994 are as follows:

                                                                                Officer
          Name                Age                   Office                       Since
Joseph W. Luter, III           55     Chairman of the Board, President          1975
                                      and Chief Executive Officer of
                                      the Company

Roger R. Kapella               52     President and Chief Operating             1985
                                      Officer of Patrick Cudahy

Lewis R. Little                50     President and Chief Operating             1993
                                      Officer of Gwaltney

Robert W. Manly                41     President and Chief Operating             1986
                                      Officer of Smithfield Packing

Aaron D. Trub                  59     Vice President, Secretary and             1970
                                      Treasurer of the Company

C. Larry Pope                  39     Controller of the Company                 1981

          Mr. Luter is Chairman of the Board, President and Chief Executive Officer of the Company.

          Mr. Kapella is President and Chief Operating Officer of Patrick
Cudahy.

          Mr. Little has been President and Chief Operating Officer of Gwaltney since May 1993. He was Executive Vice President of Gwaltney prior to May 1993.

          Mr. Manly was appointed President and Chief Operating Officer of Smithfield Packing in June 1994. He was Executive Vice President of the Company prior to June 1994.

          Mr. Trub is Vice President, Secretary and Treasurer of the Company.

          Mr. Pope is Controller of the Company.

          There is no family relationship among any officers.

           The officers of Smithfield Foods, Inc. and its subsidiaries are elected annually by the Board of Directors of the respective company of which they are an officer. Each officer holds the office to which he was elected at the discretion of the Board of his company for the ensuing year or until removed or replaced.


                                    PART II

Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          For information required by this item, see the information in
Exhibit 13-Annual Report to Stockholders (i) on page 28 adjacent to the caption "Common Stockholders of Record" and (ii) under the caption "Common Stock Data" on page 47, which information is incorporated herein by reference.

                                   10-32

Item 6.  SELECTED FINANCIAL DATA.

          For selected financial data required by this item, see the data in
Exhibit 13-Annual Report to Stockholders under the caption "Financial Summary" on pages 28 and 29, which data are incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          For information required by this item, see information in Exhibit 13-Annual Report to Stockholders under the caption "Financial Discussion" on pages 23 through 27, which information is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The consolidated financial statements required by this item are on pages 30 through 45 of Exhibit 13-Annual Report to Stockholders and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

          For information concerning the directors and nominees for directorship, see the information under the captions "Election of Directors" on pages 3 and 4 and "Board of Directors and Committees" on pages 5 and 6 in the Company's Proxy Statement for Annual Meeting of Stockholders to be held on August 31, 1994, which information is incorporated herein by reference.

          For information concerning executive officers of the Company, reference is made to "Item 4A. Executive Officers of the Company."

Item 11.  EXECUTIVE COMPENSATION.

          For information required by this item, see the information under the captions "Executive Compensation" on pages 7 through 13 and "Board of Directors and Committees" on pages 5 and 6 in the Company's Proxy Statement for Annual Meeting of Stockholders to be held on August 31, 1994, which information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          For information required by this item, see the information under the captions "Principal Stockholders" on pages 2 and 3 and "Common Stock Ownership of Executive Officers and Directors" on pages 4 and 5 in the Company's Proxy Statement for Annual Meeting of Stockholders to be held on August 31, 1994, which information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          For information required by this item, see the information under the caption "Other Transactions" on pages 13 through 15 in the Company's Proxy Statement for Annual Meeting of Stockholders to be held on August 31, 1994, which information is incorporated herein by reference.

                                   11-32

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                              Reference
                                                     Annual Report
                                                    to Stockholders        Form 10-K
                                                          Page                Page
(a)(1)  Financial Statements

        The following consolidated financial
        statements of Smithfield Foods, Inc.
        and its consolidated subsidiaries are
        incorporated by reference in Item 8:

        Consolidated statements of income -
        52 weeks ended May 1, 1994,
        52 weeks ended May 2, 1993,
        53 weeks ended May 3, 1992.                          32

        Consolidated balance sheets -
        May 1, 1994 and May 2, 1993                      30, 31

        Consolidated statements of cash flows -
        52 weeks ended May 1, 1994,
        52 Weeks ended May 2, 1993,
        53 weeks ended May 3, 1992.                          33

        Consolidated statements of stockholders'
        equity
        52 weeks ended May 1, 1994,
        52 weeks ended May 2, 1993,
        53 weeks ended May 3, 1992.                          34

        Notes to consolidated financial
        statements                                        35-43

        Report of Management                                 44

        Report of Independent Public
        Accountants                                          45

(a)(2)  Financial Statement Schedules

         II.  Amounts Receivable from Related
              Parties and Underwriters, Promoters
              and Employees Other than Related
              Parties                                                       21-23

        III.  Condensed Financial Information
              of Registrant                                                 24-27

          V.  Property, Plant and Equipment                                 28-30

         VI.  Accumulated Depreciation of
              Property, Plant and Equipment                                 31-33


                                   12-32

        Schedules other than those listed above have been omitted since they are either not required or not applicable, or the information called for is shown in the financial statements or in the notes thereto.

(a)(3)  Exhibits

        Exhibit 3.1    - Composite Certificate of Incorporation of the Company,
                         as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).

        Exhibit 3.1(a) - Certificate of Designations of Series B 6-3/4%
                         Cumulative Convertible Preferred Stock, par value $1.00 per share, of the Company (incorporated by reference to Exhibit 3.1(a) to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).

        Exhibit 3.2    - By-laws of the Company, as amended to date
                         (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).

        Exhibit 4.1    - Composite Certificate of Incorporation - See Exhibit
                         3.1.

        Exhibit 4.2    - Form of Certificate representing the Company's Common
                         Stock, par value $.50 per share (including Rights legend) (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).

        Exhibit 4.3    - Form of Certificate representing the Company's Series B
                         6-3/4% Cumulative Convertible Preferred Stock, par value $1.00 per share (including Rights legend) (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).

        Exhibit 4.4    - Form of Certificate representing Rights (incorporated
                         by reference to Exhibit 4 to the Company's Amendment No. 1 to Registration Statement on Form 8-A dated May 23, 1991 (the "Amended Form 8-A").

        Exhibit 4.5    - Rights Agreement, dated as of May 8, 1991, as amended
                         by Amendment No. 1 dated as of January 31, 1994, by and between Smithfield Foods, Inc. and First Union National Bank of North Carolina, Rights Agent.


        Exhibit 4.6    - Second Amended, Restated and Continued Revolving Credit
                         Agreement dated March 1, 1994, among Gwaltney of Smithfield, Ltd. The Smithfield Packing Company, Incorporated, Patrick Cudahy Incorporated, Esskay, Inc., Brown's of Carolina, Inc., Carolina Food Processors, Inc. and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as agent and each bank a party thereto.

                                   13-32

        Exhibit 4.6(a) - First Amendment to Credit Agreement and First Amendment
                         to Security Agreement dated March 1, 1994 of The Smithfield Packing Company, Incorporated.

        Exhibit 4.6(b) - Second Amended, Restated and Continued Guaranty, dated
                         March 1, 1994 made by Smithfield Foods, Inc. in favor of Rabobank Nederland.

        Exhibit 4.7    - Note Agreement dated July 29, 1988, between The
                         Smithfield Packing Company, Incorporated and John Hancock Mutual Life Insurance Company, covering $15,000,000 9.8% Secured Notes due August 1, 2003 (incorporated by reference to Exhibit 4.11 to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1989).

        Exhibit 4.7(a) - Guaranty and Agreement by Smithfield Foods, Inc. dated
                         July 29, 1988 (incorporated by reference to Exhibit 4.11(a) to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1989).

        Exhibit 4.8    - Note Agreement dated August 6, 1990, between The
                         Smithfield Packing Company, Incorporated and John Hancock Mutual Life Insurance Company, covering $15,000,000 10.75% Secured Notes due August 1, 2005
                         (incorporated by reference to Exhibit 4.10 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).

        Exhibit 4.8(a) - Form of Guaranty and Agreement by Smithfield Foods,
                         Inc. dated August 6, 1990 (incorporated by reference to
                         Exhibit 4.10(a) to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).

        Exhibit 4.9    - Note Agreement dated October 31, 1991, between Gwaltney
                         of Smithfield, Ltd. and John Hancock Mutual Life Insurance Company, covering $20,000,000 9.85% Secured Notes due November 1, 2006 (incorporated by reference to Exhibit 4.9 to the Company's Form 10-K Annual Report for fiscal year ended May 3, 1992).

        Exhibit 4.9(a) - Guaranty and Agreement by Smithfield Foods, Inc. dated
                         October 31, 1991 (incorporated by reference to Exhibit 4.9(a) to the Company's Form 10-K Annual Report for fiscal year ended May 3, 1992).

        Exhibit 4.10   - Note Purchase Agreement dated January 15, 1993 by and
                         among Carolina Food Processors, Inc. and Smithfield Foods, Inc. and John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company and MML Pension Insurance Company, covering $25,000,000 8.41% Senior Secured Notes due February 1, 2013, guaranteed by Smithfield Foods, Inc. (incorporated by reference to Exhibit 4.11 to the Company's Form 10-K Annual Report for fiscal year ended May 2, 1993).

        Exhibit 4.10(a)- Omnibus Amendment Agreement dated December 1, 1993 by and among Smithfield Foods, Inc., Carolina Foods Processors, Inc., John Hancock Mutual Life Insurance Company, Massachusetts

                                   14-32

                         Mutual Life Insurance Company and MML Pension Insurance Company.

        Exhibit 4.10(b)- Assumption, Waiver and Amendment Agreement dated May 1,
                         1994 by and among The Smithfield Packing Company, Incorporated. Smithfield Foods, Inc., John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company and MML Pension Insurance Company.

        Exhibit 4.11   - Master Lease Agreement dated May 14, 1993 between
                         General Electric Capital Corporation and Brown's of Carolina, Inc. (incorporated by reference to Exhibit
                         4.12 to the Company's Form 10-K Annual Report for fiscal year ended May 2, 1993).

        Exhibit 4.11(a)- Corporate Guaranty by Smithfield Foods, Inc. dated May
                         14, 1993 (incorporated by reference to Exhibit 4.12(a) to the Company's Form 10-K Annual Report for fiscal year ended May 2, 1993).

        Exhibit 4.12   - Amended and Restated Credit Agreement dated June 28,
                         1993 between Smithfield Foods, Inc. and NationsBank of Virginia, N.A., covering $25,000,000 6.48% Notes due September 30, 1998 (incorporated by reference to
                         Exhibit 4.13 to the Company's Form 10-K Annual Report for fiscal year ended May 2, 1993).

        Exhibit 4.12(a) -Loan Modification Agreement dated April 30, 1994 among
                         Smithfield Foods, Inc., Carolina Food Processors, Inc., The Smithfield Packing Company, Incorporated and NationsBank of Virginia, N.A.

        Exhibit 10.1   - Subscription Agreement dated September 3, 1992 between
                         Smithfield Foods, Inc. and Carroll's Foods, Inc., covering 1,000,000 shares of Smithfield Foods, Inc. Common Stock (incorporated by reference to Exhibit 10.1 of the Company's Form 10-K Annual Report for fiscal year ended May 2, 1993).

        Exhibit 10.2   - Subscription Agreement dated as of October 21, 1992
                         between Smithfield Foods, Inc. and Wake Forest University, covering $10,000,000 Series B 6-3/4% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for fiscal year ended May 2, 1993).

        Exhibit 10.3   - Smithfield Foods, Inc. Stock Option Plan (1984), as
                         amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K Annual Report for fiscal year ended April 28, 1991).

        Exhibit 10.4   - Smithfield Foods, Inc. 1992 Stock Incentive Plan
                         (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K Annual Report for fiscal year ended May 2, 1993).

        Exhibit 10.5   - Master Lease Agreement (Smithfield 91-1) dated December
                         9, 1991, between State Street Bank and Trust Company of Connecticut, National Association, as Lessor, and The Smithfield Packing Company, Incorporated, as Lessee (Trailers and Yard Equipment) (incorporated by reference to Exhibit 10.2 to the

                                   15-32

                         Company's Form 10-K Annual Report for fiscal year ended May 3, 1992).

        Exhibit 10.5(a)- Master Lease Agreement (Smithfield 91-2) dated December
                         9, 1991, between State Street Bank and Trust Company of Connecticut, National Association, as Lessor, and The Smithfield Packing Company, Incorporated, as Lessee (Tractors) (incorporated by reference to Exhibit 10.2(a) to the Company's Form 10-K Annual Report for fiscal year ended May 3, 1992).

        Exhibit 10.5(b)- Master Lease Agreement (Smithfield 91-3) dated December
                         9, 1991, between State Street Bank and Trust Company of Connecticut, National Association, as Lessor, and Gwaltney of Smithfield, Ltd., as Lessee (Trailers and Yard Equipment) (incorporated by reference to Exhibit 10.2(b) to the Company's Form 10-K Annual Report for fiscal year ended May 3, 1992).

        Exhibit 10.5(c)- Master Lease Agreement (Smithfield 91-4) dated December
                         9, 1991, between State Street Bank and Trust Company of Connecticut, National Association, as Lessor, and Gwaltney of Smithfield, Ltd., as Lessee (Tractors) (incorporated by reference to Exhibit 10.2(c) to the Company's Form 10-K Annual Report for fiscal year ended May 3, 1992).

        Exhibit 10.6   - Storage Agreement dated September 4, 1987, by and
                         between RCS-Smithfield, Inc. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K Annual Report for the fiscal year ended May 1, 1988).

        Exhibit 10.7   - Storage Agreement dated September 18, 1991, by and
                         between Carolina Cold Storage Limited Partnership and Smithfield Foods, Inc. (incorporated by reference to
                         Exhibit 10.5 of the Company's Form 10-K Annual Report for fiscal year ended May 3, 1992).

        Exhibit 11     - Computation of Net Income Per Share.

        Exhibit 13     - 1994 Annual Report to Stockholders (With the exception
                         of the data incorporated by reference in Items 5, 6, 7 and 8, no other data appearing in the accompanying 1994 Annual Report to Stockholders is to be deemed filed as part of this Form 10-K Annual Report).

        Exhibit 21     - List of Subsidiaries of Smithfield Foods, Inc.

        Exhibit 23     - Consent of Independent Public Accountants (see page
                         immediately following the signature pages of this Form 10-K Annual Report).

(b)  Reports on Form 8-K

     None.

                                   16-32

                                SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SMITHFIELD FOODS, INC.



                                              By /s/ Joseph W. Luter, III
                                                 Joseph W. Luter, III
                                                 Chairman of the Board,
                                                 President and Chief
                                                 Executive Officer



                                              Date     7/19/94






































                                   17-32

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated.


By /s/ Joseph W. Luter, III              By /s/ Roger R. Kapella
   Joseph W. Luter, III                     Roger R. Kapella
   Chairman of the Board, President         President and Chief Operating
   and Chief Executive Officer              Officer of Patrick Cudahy
   Director                                 Incorporated and Director

Date     7/19/94                         Date     7/14/94


By /s/ Lewis R. Little                   By /s/ Robert W. Manly
   Lewis R. Little                          Robert W. Manly
   President and Chief Operating Officer    President and Chief
   of Gwaltney of Smithfield, Ltd. and      Operating Officer of The
   Director                                 Smithfield Packing
                                            Company, Incorporated and
                                            Director


Date     7/18/94                         Date     7/14/94




By /s/ Aaron D. Trub                     By /s/ C. Larry Pope
   Aaron D. Trub                            C. Larry Pope
   Vice President, Secretary and            Controller
   Treasurer and Director

Date     7/14/94                         Date    7/18/94




By /s/ F. J. Faison, Jr.                 By /s/ Joel W. Greenberg
   F. J. Faison, Jr.                        Joel W. Greenberg
   Director                                 Director

Date     7/18/94                                   Date    7/13/94




By /s/ Cecil W. Gwaltney                 By /s/ George E. Hamilton, Jr.
   Cecil W. Gwaltney                        George E. Hamilton, Jr.
   Director                                 Director

Date     7/14/94                         Date     7/14/94



By /s/ Richard J. Holland                By /s/ Wendell H. Murphy
   Richard J. Holland                       Wendell H. Murphy
   Director                                 Director

Date     7/14/94                         Date     7/19/94



                                   18-32

                             SMITHFIELD FOODS, INC.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Smithfield Foods, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Smithfield Foods, Inc.'s 1994 annual report to stockholders incorporated by reference in this Form 10-K, and have issued
our report thereon dated   June 7, 1994.  Our report on the financial
statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes as discussed in Notes 1 and 4 to the financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index under Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  ARTHUR ANDERSEN & CO.





Richmond, Virginia,
June 7, 1994.






                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Company's previously filed Registration Statements File No. 33-14219, No. 33-14220 and No. 33-53024.



                                                  ARTHUR ANDERSEN & CO.



Richmond, Virginia,
July 26, 1994.






                                   19-32

                               SMITHFIELD FOODS, INC. AND SUBSIDIARIES

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
              THAN RELATED PARTIES

                              FOR THE FIFTY-TWO WEEKS ENDED MAY 1, 1994

                                     Balance                                             Balance
Name of Debtor                     May 2, 1993       Additions         Deductions      May 1, 1994
Smithfield-Carroll's               $19,830,000      $18,640,000          $19,830,000   $18,640,000 (A)

Circle Four                                  -          194,000                    -       194,000 (B)

B & G                                        -        1,344,000                    -     1,344,000 (C)

                                   $19,830,000      $20,178,000          $19,830,000   $20,178,000

(A) Amount represents unsecured short-term loans to Smithfield-Carroll's for working capital and construction of hog production facilities. The loans bear interest at prime rate and are expected to be repaid during fiscal 1995.

(B) Amount represents unsecured short-term advances to Circle Four for costs related to hog production facilities. These advances are expected to be repaid during fiscal 1995.

(C) Amount represents unsecured short-term loans of $1,100,000 and unsecured short-term advances of $244,000 to B & G for working capital and construction of hog production facilities. The loans bear interest at prime rate. The loans and advances are expected to be repaid during fiscal 1995 with the proceeds of long-term debt financings by B & G.













                                   20-32

                               SMITHFIELD FOODS, INC. AND SUBSIDIARIES

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN
              RELATED PARTIES

                              FOR THE FIFTY-TWO WEEKS ENDED MAY 2, 1993


                                     Balance                                             Balance
Name of Debtor                     May 3, 1992       Additions        Deductions       May 2, 1993
Smithfield-Carroll's               $23,330,000      $19,830,000       $23,330,000      $19,830,000 (A)

P. Edward Schenk, Jr., Former
   Director Former President and
   Chief Operating Officer of
   Gwaltney of Smithfield, Ltd.        141,000                -           141,000                -

Carolina Cold Storage
   Limited Partnership               5,160,000                -         5,160,000                -

   Total                           $28,631,000      $19,830,000       $28,631,000      $19,830,000

(A) Amount represents unsecured short-term loans to Smithfield-Carroll's for working capital and construction of hog production facilities. The loans bear interest at prime rate and were repaid during fiscal 1994.
















                                   21-32

                               SMITHFIELD FOODS, INC. AND SUBSIDIARIES

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
              THAN RELATED PARTIES

                             FOR THE FIFTY-THREE WEEKS ENDED MAY 3, 1992

                                      Balance                                            Balance
Name of Debtor                     April 28,1991          Additions    Deductions      May 3, 1992
Joseph W. Luter, III, Chairman      $4,022,000 (A)   $         -      $ 4,022,000      $         -
   President and Chief Executive
   Officer

John L. Gibson, II, Former
Director Richard J. Holland,
Director John B. Bernhardt           2,400,000 (B)             -        2,400,000                -

Smithfield-Carroll's                         -        52,150,000       28,820,000       23,330,000 (C)

P. Edward Schenk, Jr., Former
   Director Former President and
   Chief Operating Officer of
   Gwaltney of Smithfield, Ltd.             -            141,000                -          141,000 (D)

Carolina Cold Storage
   Limited Partnership                       -         5,160,000                -        5,160,000 (E)

   Total                           $ 6,422,000       $57,451,000      $35,242,000      $28,631,000

(A) Amount represents a secured demand note. This loan bore interest at 1% above the Registrant's short-term borrowing rate. This loan was repaid in May 1991.

(B) Amount represents secured demand notes. The loans bore interest at rates of 2% ($1,000,000) and 3% ($1,400,000) above the prime rate. These loans were repaid in May 1991.

(C) Amount represents unsecured short-term loans to Smithfield-Carroll's for working capital and construction of hog raising facilities. The loans bear interest at prime rate and were repaid during fiscal 1993 with the proceeds of short and long-term debt financings by Smithfield-Carroll's.

(D) Amount represents unsecured demand notes. The notes bear interest at 1% above the prime rate and were repaid during fiscal 1993.

(E) Amount represents a secured construction loan. The loan bears interest at 1% above the prime rate and was repaid in May 1992.

                                      22-32

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             SMITHFIELD FOODS, INC.
                         PARENT COMPANY BALANCE SHEETS
                       AS OF MAY 1, 1994 AND MAY 2, 1993

                                     ASSETS

                                                      1994             1993

Current assets:
   Cash                                           $    331,000   $    679,000
   Accounts receivable                                 120,000        223,000
   Receivables from related parties                 18,834,000     19,830,000
   Refundable income taxes                                   -      1,303,000
   Deferred income taxes                             8,470,000      4,533,000
   Other                                               517,000        288,000
      Total current assets                          28,272,000     26,856,000

Investments in and net advances to
   subsidiaries, at cost plus equity
   in undistributed earnings                       184,324,000    125,654,000

Other assets:
   Investments in partnerships                       9,403,000      8,415,000
   Property, plant and equipment, net                2,518,000      3,076,000
   Other                                             2,128,000      1,913,000
      Total other assets                            14,049,000     13,404,000

                                                  $226,645,000   $165,914,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt              $  1,938,000   $    409,000
   Accounts payable                                  2,211,000         84,000
   Accrued expenses                                 15,071,000     10,197,000
   Income taxes payable                              3,154,000              -
      Total current liabilities                     22,374,000     10,690,000

Long-term debt                                      25,360,000      3,198,000

Deferred income taxes and other noncurrent
  liabilities                                       13,961,000      6,256,000

Series B 6.75% cumulative convertible
  redeemable preferred stock                        10,000,000     10,000,000

Stockholders' equity                               154,950,000    135,770,000

                                                  $226,645,000   $165,914,000

The accompanying notes are an integral part of these balance sheets.






                                   23-32

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             SMITHFIELD FOODS, INC
                      PARENT COMPANY STATEMENTS OF INCOME

                                     52 Weeks       52 Weeks      53 Weeks
                                      Ended          Ended          Ended
                                   May 1, 1994    May 2, 1993    May 3, 1992

Sales                              $         -    $         -    $         -

Expenses:
   Cost of sales                             -              -              -
   General and administrative,
      net of allocation to
      subsidiaries                     928,000      1,773,000        226,000
   Depreciation                        452,000        540,000        416,000
   Interest                          2,046,000        274,000       (337,000)

                                     3,426,000      2,587,000        305,000

Income (loss) before income taxes,
   cumulative effect of change in
   accounting for income tax and
   equity in earnings of
   subsidiaries                     (3,426,000)    (2,587,000)      (305,000)

Income taxes credit                   (600,000)      (627,000)      (423,000)

Income (loss) before cumulative
   effect of change in accounting
   for income taxes and equity in
   earnings of subsidiaries         (2,826,000)    (1,960,000)       118,000

Cumulative effect of change in
   accounting for income taxes               -     (1,138,000)             -

Net income (loss) before equity in
   earnings of subsidiaries         (2,826,000)      (822,000)       118,000

Equity in earnings of
   subsidiaries                     22,528,000      4,811,000     21,517,000

      Net income                   $19,702,000    $ 3,989,000    $21,635,000

The accompanying notes are an integral part of these statements.












                                   24-32


               SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SMITHFIELD FOODS, INC.
                         PARENT COMPANY STATEMENTS OF CASH FLOWS

                                             52 Weeks       52 Weeks         53 Weeks
                                               Ended          Ended            Ended
                                            May 1, 1994    May 2, 1993      May 3, 1992
Cash flows from operating activities:
   Net income                              $ 19,702,000   $  3,989,000     $ 21,635,000
   Adjustments to reconcile net income to
      net cash used in operating
      activities:
         Depreciation and amortization          452,000        540,000          416,000
         Gain on sale of property and
            equipment                                 -         (1,000)          (1,000)
         Cumulative effect of change in
            accounting for income taxes               -     (1,138,000)               -
         (Increase) decrease in deferred
            income taxes and other
            long-term liabilities             3,768,000     (2,618,000)        (937,000)
         (Increase) decrease in accounts
            receivable                          103,000         (2,000)          74,000
         (Increase) decrease in receivables
            from related parties                996,000      8,801,000      (22,209,000)
         Increase in investments in and
            advances to subsidiaries        (58,670,000)   (44,407,000)     (14,161,000)
         Increase in other current assets      (229,000)      (211,000)         (54,000)
         Increase in accounts payable
            and accrued expenses              7,001,000      3,926,000        1,813,000
         (Increase) decrease in refundable
            income taxes                      1,303,000     (1,303,000)               _
         Increase (decrease) in taxes
            payable                           3,154,000       (540,000)        (831,000)
         Increase in other assets              (215,000)      (498,000)        (132,000)
   Net cash used in operating
      activities                            (22,635,000)   (33,462,000)     (14,387,000)
Cash flows from investing activities:
   Capital expenditures                      (1,394,000)       673,000       (4,451,000)
   Proceeds from sale of property,
      plant and equipment                     1,500,000          6,000            1,000
   Investment in partnerships                  (988,000)       138,000         (750,000)
      Net cash provided by (used in)
         investing activities                  (882,000)       817,000       (5,200,000)
Cash flows from financing activities:
   Proceeds from issuance of long-term
      debt                                   25,000,000      3,800,000                -
   Principal payments on long-term debt      (1,309,000)      (193,000)               -
   Proceeds from sale of common stock                 -     16,750,000       24,999,000
   Proceeds from exercise of options and
      warrants                                  153,000      1,642,000        3,682,000
   Issuance of preferred stock                        -     10,000,000                -
   Purchase of treasury stock                         -              -       (7,643,000)
   Preferred dividends                         (675,000)      (365,000)               -
      Net cash provided by financing
         activities                          23,169,000     31,634,000       21,038,000
Net increase (decrease) in cash                (348,000)    (1,011,000)       1,451,000
Cash at beginning of year                       679,000      1,690,000          239,000
Cash at end of year                        $    331,000   $    679,000      $ 1,690,000

The accompanying notes are an integral part of these statements.
                                   25-32

       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          SMITHFIELD FOODS, INC.
               NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
                        MAY 1, 1994 AND MAY 2, 1993


1. The Notes to Parent Company Financial Statements should be read in conjunction with the Notes to Registrant's Annual Report to Stockholders for the years then ended.

2.  Restricted assets of Registrant:

    Existing loan covenants contain provisions which substantially limit the amount of funds available for transfer from the subsidiaries to Smithfield Foods, Inc. without the consent of certain lenders.

3.  Accrued expenses as of May 1, 1994 and May 2, 1993 are as follows:

                                                      1994           1993
         Self-insurance reserves                  $10,489,000    $ 8,237,000
         Payroll and related benefits               2,056,000        742,000
         Pension costs                                 52,000        152,000
         Professional fees                            438,000        415,000
         Other                                      2,036,000        651,000
                                                  $15,071,000    $10,197,000

4.  Long-Term Debt:

    As of May 1, 1994, the Registrant is guaranteeing $91,649,000 of long-term debt and capital lease obligations of its subsidiaries and lines of credit aggregating $120,000,000 (of which $52,135,000 is outstanding) which the Registrant and its subsidiaries have with banks.

    Scheduled maturities of the Registrant's long-term debt consists of the following:

         FISCAL YEAR
            1995                                  $ 1,938,000
            1996                                    2,370,000
            1997                                    3,254,000
            1998                                    5,536,000
            1999                                   14,200,000
                                                  $27,298,000

5. The amount of dividends received from subsidiaries in fiscal 1994 and 1992 was $12,000,000 and $8,000,000, respectively. No dividends were received in fiscal 1993.

6.  Income Taxes:

    During fiscal 1993, the Registrant adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. The cumulative effect of adopting this change totaled $1,138,000 and has been reflected in the statements of income.

7.  Supplemental disclosures of cash flow information:

    Cash paid during year for:         1994           1993           1992
       Interest                    $ 1,007,000    $   306,000    $    37,000

       Income taxes                $ 5,574,000    $ 5,018,000    $10,823,000

                                   26-32

                                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                   FOR THE FIFTY-TWO WEEKS ENDED MAY 1, 1994


                                      Balance       Additions     Retirements                        Balance
                                    May 2, 1993    at Cost (A)     or Sales            Other       May 1, 1994
Classification:
Land                               $  8,501,000   $    654,000   $ (1,116,000)      $          -   $  8,039,000

Buildings and improvements           96,180,000      2,469,000     (1,694,000)        11,946,000    108,901,000

Machinery and equipment             192,637,000      7,533,000     (2,965,000)         6,238,000    203,443,000

Construction in progress             10,248,000     17,583,000              -        (18,081,000)     9,750,000

                                   $307,566,000   $ 28,239,000    $(5,775,000)      $    103,000   $330,133,000

(A) Includes land, buildings, refrigeration and manufacturing equipment at various pork processing plants and hog production facilities.


















                                                27-32



                               SMITHFIELD FOODS, INC. AND SUBSIDIARIES
                             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                              FOR THE FIFTY-TWO WEEKS ENDED MAY 2, 1993


                                      Balance       Additions     Retirements                    Balance
Classification:                    May 3, 1992     at Cost (A)    or Sales        Other (B)     May 2, 1993
Land                               $  5,143,000   $  1,787,000   $   (477,000)   $  2,048,000   $  8,501,000

Buildings and improvements           44,389,000     10,178,000              -      41,613,000     96,180,000

Machinery and equipment             118,035,000     20,508,000     (1,460,000)     55,554,000    192,637,000

Construction in progress             58,030,000     55,519,000              -    (103,301,000)    10,248,000

                                   $225,597,000   $ 87,992,000   $ (1,937,000)   $ (4,086,000)  $307,566,000

(A) Includes land, buildings, refrigeration and manufacturing equipment at various pork processing plants and hog production facilities.

(B)  Includes transfer and write-off of assets related to Esskay plant shutdown.

















                                                28-32




                                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                  FOR THE FIFTY-THREE WEEKS ENDED MAY 3, 1992


                                      Balance      Additions      Retirements                       Balance
Classification:                    Apr. 28,1991    at Cost (A)     or Sales          Other        May 3, 1992
Land                               $  2,879,000   $  2,323,000   $    (59,000)    $           -   $  5,143,000

Buildings and improvements           28,560,000      2,096,000        (90,000)       13,823,000     44,389,000

Machinery and equipment              93,753,000     10,038,000     (2,988,000)       17,232,000    118,035,000

Construction in progress             27,918,000     61,236,000              -       (31,124,000)    58,030,000

                                   $153,110,000   $ 75,693,000   $ (3,137,000)    $     (69,000)  $225,597,000

(A) Includes land, buildings, refrigeration and manufacturing equipment at various pork processing plants and hog production facilities.



















                                                29-32



                                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                   FOR THE FIFTY-TWO WEEKS ENDED MAY 1, 1994


                                      Balance        Charged to      Retirements                      Balance
Classification:                     May 2, 1993      Expense (A)      or Sales         Other         May 1, 1994
Buildings and improvements         $ (21,402,000)   $  (5,433,000)   $         -    $          -    $ (26,835,000)

Machinery and equipment              (81,725,000)     (16,275,000)       723,000               -      (97,277,000)

                                   $(103,127,000)   $ (21,708,000)   $   723,000    $          -    $(124,112,000)

(A) Buildings and improvements are depreciated over periods from 10 to 40 years. Machinery and equipment are being depreciated over periods from 3 to 25 years.





















                                                  30-32



                                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                   FOR THE FIFTY-TWO WEEKS ENDED MAY 2, 1993


                                      Balance       Charged to     Retirements                       Balance
Classification:                     May 3, 1992     Expense (A)     or Sales       Other (B)        May 2, 1993
Buildings and improvements         $(17,612,000)   $ (4,324,000)   $          -   $    534,000     $(21,402,000)

Machinery and equipment             (70,605,000)    (14,328,000)        464,000      2,744,000      (81,725,000)

                                   $(88,217,000)   $(18,652,000)   $    464,000   $  3,278,000    $(103,127,000)

(A) Buildings and improvements are depreciated over periods from 10 to 40 years. Machinery and equipment are being depreciated over periods from 3 to 12 years.

(B)  Includes transfer and write-off of assets related to Esskay plant shutdown.



















                                                31-32



                                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                  FOR THE FIFTY-THREE WEEKS ENDED MAY 3, 1992


                                      Balance       Charged to     Retirements                      Balance
Classification:                    Apr. 28,1991     Expense (A)      or Sales        Other        May 3, 1992
Buildings and improvements         $(14,557,000)   $ (3,101,000)   $     46,000   $         -    $(17,612,000)

Machinery and equipment             (62,712,000)     (9,658,000)      1,752,000        13,000     (70,605,000)

                                   $(77,269,000)   $(12,759,000)   $  1,798,000   $    13,000    $(88,217,000)

(A) Buildings and improvements are depreciated over periods from 10 to 40 years. Machinery and equipment are being depreciated over periods from 3 to 12 years.





















                                                32-32