Form 10-Q/A
period 1994-07-31
SMITHFIELD FOODS INC
filed 1994-09-13
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                  FORM 10-Q/A

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 31, 1994                 Commission File Number 0-2258


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

                                                               Yes  X   No



                                                        Shares outstanding
      Class                                            at September 2, 1994
Common Stock, $.50
value per share                                              16,284,026




                                      1-3

                             SMITHFIELD FOODS, INC.

                                    CONTENTS

                                                                         Page

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

      Consolidated Balance Sheets - July 31, 1994 and
         May 1, 1994                                           filed previously

      Consolidated Statements of Operations - 13 Weeks Ended
         July 31, 1994 and August 1, 1993                      filed previously

      Consolidated Statements of Cash Flows - 13 Weeks Ended
         July 31, 1994 and August 1, 1993                      filed previously

      Notes to Consolidated Financial Statements               filed previously

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.            filed previously


PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of
               Security Holders.                               filed previously

   Item 6.  Exhibits and Reports on Form 8-K.                  filed previously
            Financial Data Schedule                                   4




                                      2-3

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.




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



Date:  September 13, 1994

                                      3-3