Form 10-Q
period 1994-07-31
SMITHFIELD FOODS INC
filed 1994-09-30
CIK 91388

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




                                      1-11

                             SMITHFIELD FOODS, INC.

                                    CONTENTS

                                                                         Page

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

      Consolidated Balance Sheets - July 31, 1994 and
         May 1, 1994                                                      3-4

      Consolidated Statements of Operations - 13 Weeks Ended
         July 31, 1994 and August 1, 1993                                  5

      Consolidated Statements of Cash Flows - 13 Weeks Ended
         July 31, 1994 and August 1, 1993                                  6

      Notes to Consolidated Financial Statements                           7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                       8-9


PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.         9-10

   Item 6.  Exhibits and Reports on Form 8-K.                             10

















                                      2-11

                         PART I.  FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                  July 31,         May 1,
(In thousands)                                      1994            1994
ASSETS                                           (unaudited)

Current assets:
   Cash                                         $     8,310       $  12,350
Accounts receivable less allowances
      of $484 and $458                               63,634          60,586
Inventories                                         136,900         119,269
Advances to joint hog production
      arrangements                                   22,003          20,178
Prepaid expenses and other current
      assets                                         15,326          13,946
         Total current assets                       246,173         226,329

Property, plant and equipment                       356,380         330,133
      Less accumulated depreciation                (128,515)       (124,112)
         Net property, plant and equipment          227,865         206,021

Other assets:
   Cost in excess of net assets acquired
      less accumulated amortization of
      $1,499 and $1,456                               7,507           4,385
Investments in partnerships                          10,613          10,672
Other                                                 5,022           4,872
         Total other assets                          23,142          19,929

                                                $   497,180      $  452,279


               See accompanying notes to consolidated financial statements.

                                      3-11

                             SMITHFIELD FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                 July 31,           May 2,
(In thousands)                                     1994              1994
LIABILITIES AND STOCKHOLDERS' EQUITY            (unaudited)

Current liabilities:
   Notes payable                                $    49,030      $    52,135
   Current portion of long-term debt
      and capital lease obligations                   9,243            9,655
   Accounts payable                                  49,705           48,017
Accrued expenses and other current
      liabilities                                    32,297           31,840
   Income taxes payable                                 320            3,153
      Total current liabilities                     140,595          144,800
Long-term debt and capital lease
   obligations                                      167,828          118,942

Other noncurrent liabilities:
   Deferred income taxes                             11,630           11,767
   Pension and post-retirement benefits               4,855            5,220
Minority interest                                     2,148            3,836
Other                                                 2,866            2,764
      Total other noncurrent liabilities             21,499           23,587

Series B 6.75% cumulative convertible
   redeemable preferred stock, $1.00 par
   value, 1,000 shares authorized, issued
   and outstanding                                   10,000           10,000

Stockholders' equity:
   Preferred stock $1.00 par value,
      authorized 1,000,000 shares                         -                -
Common stock, $.50 par value,
      authorized 25,000,000 shares,
      issued 16,721,026 and 16,713,126
      shares                                          8,361            8,357
Additional paid-in capital                           48,066           47,964
Retained earnings                                   108,474          106,272
Treasury stock, at cost, 437,000 shares              (7,643)          (7,643)
         Total stockholders' equity                 157,258          154,950

                                                $   497,180      $   452,279


               See accompanying notes to consolidated financial statements.

                                      4-11


                             SMITHFIELD FOODS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        13 Weeks         13 Weeks
                                                          Ended            Ended
(In thousands, except per share data)                 July 31, 1994    August 1, 1993
Sales                                                 $    342,655     $     299,230

Costs and expenses:
   Cost of sales                                           295,297           260,941

   Selling, general and administrative                      35,707            30,321
   Depreciation                                              4,700             5,751
   Interest                                                  3,190             2,670

                                                           338,894           299,683

Income (loss) before income taxes                            3,761              (453)

Income taxes (credit)                                        1,391               (84)

Net income (loss)                                     $      2,370     $        (369)

Net income (loss) available for common stockholders   $      2,201     $        (538)

Net income (loss) per share                           $        .13     $        (.03)

Weighted average shares outstanding                         16,987            16,724

               See accompanying notes to consolidated financial statements.


                                      5-11

                             SMITHFIELD FOODS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  13 Weeks         13 Weeks
                                                    Ended            Ended
(Dollars in thousands)                          July 31, 1994    August 1, 1993
Cash flows from operating activities:
   Net income (loss)                            $      2,370         $   (369)
   Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation and amortization                 5,100            6,113
         Gain on sale of property and equipment          222               15
         Increase in accounts receivable              (3,048)          (4,545)
         Increase in inventories                     (17,631)         (27,462)
         (Increase) decrease in prepaid expenses
            and other current assets                  (1,380)             243
         Increase in other assets                     (3,672)            (207)
         Increase (decrease) in other liabilities       (951)           4,830
         Increase (decrease) in deferred
            income taxes                                (137)             366
   Net cash used in operating activities             (19,127)         (21,016)

Cash flows from investing activities:
   Capital expenditures                              (27,381)          (7,820)
   Proceeds from sale of property, plant
      and equipment                                      615              326
   Decrease in investment in partnerships                 58                -
   (Increase) decrease in advances to joint
      hog production arrangements                     (1,825)           4,500
   Other                                                   -              (10)
      Net cash used in investing activities          (28,533)          (3,004)

Cash flows from financing activities:
   Net borrowings on notes payable to banks           (3,105)          26,265
   Increase in long-term debt                         50,000            2,967
   Principal payments on long-term debt
      and capital lease obligations                   (1,525)          (1,453)
   Dividends on preferred stock                         (169)            (169)
   Proceeds from exercise of stock options               107              102
   Increase (decrease) in minority interest           (1,688)             224
      Net cash provided by financing activities       43,620           27,936

Net increase (decrease) in cash                       (4,040)           3,916
Cash at beginning of quarter                          12,350            3,079
Cash at end of quarter                          $      8,310     $      6,995
Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
      Interest (net of amount capitalized)      $      2,444     $      3,328
      Income taxes                              $      5,071     $        172

               See accompanying notes to consolidated financial statements.

                                      6-11

                             SMITHFIELD FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Notes to Financial Statements included in Registrant's Annual Report for the fiscal year ended May 1, 1994 should be read in conjunction with the quarterly financial statements.

(2) The financial information furnished herein is unaudited. The information reflects all adjustments (which included only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods included in this report.

(3)  Inventories consist of the following:

                                                  July 31,          May 1,
     (In thousands)                                 1994             1994

     Fresh and processed meats                  $    106,914     $    90,219
     Livestock and manufacturing supplies             21,401          19,809
     Other                                             8,585           9,241
                                                $    136,900     $   119,269

(4) In the third quarter of fiscal 1994, the Registrant revised the estimated useful lives of certain assets. This change in accounting estimate reduced depreciation charges by $1,934,000 and increased net income and net income per share by $1,218,000 and $.07, respectively, in the first quarter of fiscal 1995.


                                      7-11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

13 Weeks Ended July 31, 1994 -
13 Weeks Ended August 1, 1993

Sales in the first quarter of fiscal 1995 increased $43.4 million, or 14.5%, from the same quarter a year ago. The increase was the result of a 15.5% increase in sales tonnage offset by a 1.5% decrease in unit sales prices. The increase in sales tonnage was the result of a 24.0% increase in fresh pork tonnage combined with a 4.4% increase in processed meats tonnage. The increase in fresh pork tonnage reflected the Registrant's commitment to expand its sales of fresh pork.

     Cost of sales increased $34.3 million, or 13.2%, in the first quarter of fiscal 1995, due primarily to increased sales tonnage offset by decreased raw material costs due to lower live hog prices. Gross profit (sales less cost of sales) in the first quarter of fiscal 1995 increased by $9.1 million, or 23.5%, compared to the same quarter of fiscal 1994. This increase in gross profit primarily resulted from higher margins on sales of fresh pork and processed meats and substantially increased sales tonnage of fresh pork. Gross profit also reflected sharply improved results at Brown's of Carolina, Inc. ("Brown's"), the Registrant's hog production operation.

     Selling, general and administrative expenses increased $5.4 million, or 17.8%, in the first quarter of fiscal 1995. The increase reflected higher distribution and sales and marketing costs associated with the increased sales tonnage and higher storage costs associated with increased inventories of hams for the fall holiday season.

     Depreciation expense decreased $1.1 million, or 18.3%, in the first quarter of fiscal 1995 from the same quarter a year ago. The decrease reflected a revision in the estimated useful lives of certain assets offset by increased depreciation charges related to expansion at Brown's. This change in accounting estimate reduced depreciation charges and increased net income in the first quarter by $1.9 million and $1.2 million, respectively.

     Interest expense increased $.5 million, or 19.5%, in the first quarter of fiscal 1995, reflecting significantly higher long-term debt related to the funding of capital projects, including improvements at the Bladen County plant and additional hog production facilities at Brown's.

     Reflecting the factors discussed above, net income increased to $2.4 million in the first quarter of 1995 compared to a net loss of $.4 million in the same quarter of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1995, the Registrant's cash used by operations was $19.1 million, largely the result of a significant increase in the levels of inventories associated with the build up of freezer stocks for the fall holiday season. Traditionally, the Registrant builds large inventories of hams in the spring and summer months which are sold during the heavy fall selling season.

                                      8-11

     Capital expenditures in the first quarter of fiscal 1995 totaled $27.4 million, consisting primarily of $22.0 million related to capital improvements at the Bladen County plant, including a rapid carcass chilling system designed to improve fresh pork quality, additional refrigeration that will accommodate the start-up of a second shift, and a conversion room that will sharply increase production capacity for boneless, value-added fresh pork products. In addition, the Registrant expended $3.5 million related to hog production facilities at Brown's.

     The significant increases in the levels of inventories and capital expenditures were funded with $46.9 million in borrowings under existing lines of credit. In August, the Registrant placed $50.0 million of three-year notes with a bank, secured by the Bladen County plant. The notes bear interest at a rate ranging from prime to three-quarters of a point above prime. The note agreement requires that the Registrant prepay the loan with the proceeds of any new long-term financings. As a result of the placement of these notes, the Registrant presented $50.0 million of notes payable as long-term debt as of July 31, 1994.

     As of July 31, 1994, the Registrant had definitive commitments of $23.6 million for capital improvements for the remainder of fiscal 1995, primarily related to the improvements at the Bladen County plant and the construction of new hog production facilities at Brown's.

                                PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) Annual Meeting of Stockholders held August 31, 1994.

         (b) and (c) There were 16,284,026 shares of Registrant's Common stock outstanding as of July 15, 1994, the record date for the 1994 Annual Meeting of Stockholders. A total of 12,192,846 shares were voted at the meeting.

         (b) All of management's nominees for directors of the Registrant were elected with the following vote:


                                                  Votes          Broker
Director Nominee                Votes For        Withheld       Non-Votes
F. J. Faison, Jr.               11,953,689        239,157           0
Joel W. Greenberg               11,952,689        240,157           0
Cecil W. Gwaltney               11,953,489        239,357           0
George E. Hamilton, Jr.         11,953,489        239,357           0
Richard J. Holland              11,953,689        239,157           0
Roger R. Kapella                11,953,689        239,157           0
Lewis R. Little                 11,953,689        239,157           0
Joseph W. Luter, III            11,953,689        239,157           0
Robert W. Manly                 11,953,689        239,157           0
Wendell H. Murphy               11,953,689        239,157           0
William H. Prestage             11,953,689        239,157           0
Aaron D. Trub                   11,953,689        239,157           0


                                      9-11

     (c) All of the Registrant's proposals were approved or ratified with the following votes:

                                                      Votes         Votes          Broker
                                       Votes For     Against      Abstaining      Non-Votes
     (1) Proposal to approve           10,398,569    503,597        894,356        396,324
         the amendment and
         restatement of the
         Registrant's 1992
         Stock Incentive Plan.

     (2) Proposal to approve an        10,672,755    225,975        897,792        396,324
         amendment to the Registrant's
         1984 Stock Option Plan.

     (3) Proposal to approve the       10,533,002    358,383        892,927        408,534
         Registrant's Incentive
         Bonus Plan.

     (4) Proposal to ratify the        11,328,454     62,734        801,658           0
         selection of Arthur Andersen
         & Co. as independent public
         accountants of the Registrant
         for the fiscal year ending
         April 30, 1995.

     (d) Not applicable.

Item 5.  Other Information.

         In an election held on August 25, 1994, the employees at the Registrant's plant in Bladen County, North Carolina, rejected efforts by the United Food and Commercial Workers Union to represent them as their bargaining agent.

Item 6.  Exhibits and Reports on Form 8-K.

            A.  Exhibits.

                   Exhibit 11 - Computation of Net Income (Loss) Per Share

            B.  Reports on Form 8-K.

                   None





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



Date:  September 2, 1994














                                     11-11