Form 10-Q
period 1994-10-30
SMITHFIELD FOODS INC
filed 1994-12-06
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 30, 1994               Commission File Number 0-2258


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

                                                               Yes  X   No



                                                          Shares outstanding
      Class                                              at December 2, 1994
Common Stock, $.50                                              16,387,026
par value per share

                                     1-11

                            SMITHFIELD FOODS, INC.

                                   CONTENTS



                                                                          Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

      Consolidated Balance Sheets - October 30, 1994 and
         May 1, 1994                                                      3-4

      Consolidated Statements of Operations - 13 Weeks Ended
         October 30, 1994 and October 31, 1993 and 26 Weeks
         Ended October 30, 1994 and October 31, 1993                       5

      Consolidated Statements of Cash Flows - 26 Weeks Ended
         October 30, 1994 and October 31, 1993                             6

      Notes to Consolidated Financial Statements                           7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                      8-10


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.                             10

                                     2-11

                        PART I.  FINANCIAL INFORMATION

                            SMITHFIELD FOODS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                 October 30,        May 1,
(In thousands)                                       1994            1994
ASSETS                                           (unaudited)

Current assets:
   Cash                                         $      11,898    $     12,350
   Accounts receivable less allowances
      of $487 and $407                                 72,393          60,586
   Inventories                                        143,370         119,269
   Advances to joint hog production
      arrangements                                      9,090          20,178
   Prepaid expenses and other current assets           15,500          13,946
      Total current assets                            252,251         226,329

Property, plant and equipment                         377,825         330,133
   Less accumulated depreciation                     (132,991)       (124,112)
      Net property, plant and equipment               244,834         206,021

Other assets:
   Cost in excess of net assets acquired
      less accumulated amortization of
      $1,555 and $1,411                                 7,449           4,385
   Investments in and advances
      to partnerships                                  24,310          10,672
   Other                                                5,490           4,872
         Total other assets                            37,249          19,929

                                                $     534,334    $    452,279




               See accompanying notes to consolidated financial statements.

                                     3-11

                            SMITHFIELD FOODS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                 October 30,        May 1,
(In thousands)                                      1994             1994
LIABILITIES AND STOCKHOLDERS' EQUITY             (unaudited)

Current liabilities:
   Notes payable                                $      68,291    $     52,135
   Current portion of long-term debt
      and capital lease obligations                     9,440           9,655
   Accounts payable                                    55,081          48,017
   Accrued expenses and other current
      liabilities                                      36,018          31,840
   Income taxes payable                                 1,217           3,153
         Total current liabilities                    170,047         144,800

Long-term debt and capital lease
   obligations                                        165,087         118,942

Other noncurrent liabilities                           22,638          23,587

Series B 6.75% cumulative convertible
   redeemable preferred stock, $1.00 par
   value, 1,000 shares authorized, issued
   and outstanding                                     10,000          10,000

Stockholders' equity:
   Preferred stock, $1.00 par value,
      authorized 1,000,000 shares                           -               -
   Common stock, $.50 par value,
      authorized 25,000,000 shares;
      issued 16,824,026 and 16,713,126 shares           8,412           8,357
   Additional paid-in capital                          49,686          47,964
   Retained earnings                                  116,107         106,272
   Treasury stock, at cost, 437,000 shares             (7,643)         (7,643)
         Total stockholders' equity                   166,562         154,950

                                                $     534,334    $    452,279




               See accompanying notes to consolidated financial statements.

                                     4-11

                            SMITHFIELD FOODS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                         13 Weeks         13 Weeks         26 Weeks         26 Weeks
                                                          Ended            Ended            Ended            Ended
(In thousands, except per share data)                 Oct. 30, 1994    Oct. 31, 1993    Oct. 30, 1994    Oct. 31, 1993
Sales                                                 $     385,387    $     354,873    $     728,042    $     654,103


Costs and expenses:
   Cost of sales                                            323,613          309,427          618,910          570,368
   Selling, general and administrative                       40,906           33,497           76,613           63,818
   Depreciation                                               4,811            6,823            9,510           12,574
   Interest                                                   3,410            3,544            6,601            6,214

Income before income taxes                                   12,647            1,582           16,408            1,129
Income taxes                                                  4,845              659            6,236              575

Net income                                            $       7,802    $         923    $      10,172    $         554

Net income available to common stockholders           $       7,633    $         754    $       9,834    $         216

Net income per share                                  $         .45    $         .04    $         .58    $         .01

Weighted average common shares outstanding                   17,081           16,737           17,034           16,731

         See accompanying notes to consolidated financial statements.

                                     5-11

                            SMITHFIELD FOODS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   26 Weeks          26 Weeks
                                                    Ended             Ended
(In thousands)                                  Oct. 30, 1994    Oct. 31, 1993
Cash flows from operating activities:
   Net income                                    $     10,172       $      554
   Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation and amortization                 10,404           13,249
         Increase in accounts receivable              (12,052)         (19,098)
         Increase in inventories                      (24,101)         (43,064)
         Increase in prepaid expenses
            and other current assets                   (1,310)             (84)
         Increase in other assets                      (4,575)            (667)
         Increase in other liabilities                  8,357           13,901
         Loss on sale of property, plant
            and equipment                                 553               99
    Net cash used in operating activities             (12,552)         (35,110)

Cash flows from investing activities:
   Capital expenditures                               (49,864)         (14,201)
   Proceeds from sale of property, plant
      and equipment                                       987              629
   Investments in and advances to
      partnerships, net                                (2,549)           6,650

         Net cash used in investing activities        (51,426)          (6,922)

Cash flows from financing activities:
   Net borrowings on notes payable                     16,156           41,286

   Proceeds from issuance of long-term debt
      and capital lease obligations                    50,000            4,373
   Principal payments on long-term debt
      and capital lease obligations                    (4,070)          (3,540)
   Proceeds from exercise of stock options                872              102
   Tax benefit from stock options exercised               906               53
   Preferred dividends                                   (338)            (338)
      Net cash provided by financing activities        63,526           41,936

Net decrease in cash                                     (452)             (96)
Cash at beginning of the period                        12,350            3,079
Cash at end of period                            $     11,898       $    2,983

Supplemental disclosures of cash flow information:

   Cash payments during period:
      Interest (net of amount capitalized)       $      6,448       $    5,742
      Income taxes                               $      6,320       $      172

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

(2) The financial information furnished herein is unaudited. The information reflects all adjustments (which included only normal recurring adjustments) which are, in the opinion management, necessary to a fair statement of the results of operations for the interim periods included in this report.

(3)  Inventories consist of the following:

                                                 October 30,        May 1,
     (In thousands)                                 1994             1994

     Fresh and processed meats                  $     109,425    $     90,219
     Livestock and manufacturing supplies              23,758          19,809
     Other                                             10,187           9,241
                                                $     143,370    $    119,269

(4) In the third quarter of fiscal 1994, the Registrant revised the estimated useful lives of certain assets. This change in accounting estimate reduced depreciation charges and increased net income by $1,934,000 and $1,180,000 ($.07 per share), respectively, in the second quarter of fiscal 1995, and reduced depreciation charges and increased net income by $3,868,000 and $2,398,000 ($.14 per share), respectively, in the first six months of fiscal 1995.

                                     7-11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

13 Weeks Ended October 30, 1994 -
13 Weeks Ended October 31, 1993

Sales in the second quarter of fiscal 1995 increased $30.5 million, or 8.6%, from the same quarter a year ago. The increase resulted from an 18.7% increase in sales tonnage offset by a 4.2% decrease in unit selling prices due to sharply lower live hog costs. The increase in sales tonnage was the result of an 18.9% increase in fresh pork tonnage combined with a 14.7% increase in processed meats tonnage.

     Cost of sales increased $14.2 million, or 4.6%, in the second quarter of fiscal 1995, reflecting increased sales tonnage offset by decreased raw material costs due to significantly lower live hog prices. Gross profit (sales less cost of sales) in the second quarter of fiscal 1995 increased by $16.3 million, or 35.9%, compared to the same quarter of fiscal 1994. This increase in gross profit resulted from higher margins on increased sales tonnage of both fresh pork and processed meats. Gross profit was adversely impacted by operations at Brown's of Carolina, Inc. ("Brown's") and Smithfield-Carroll's, the Registrant's hog production operations. Brown's and Smithfield-Carroll's generated an aggregate operating loss in the second quarter of fiscal 1995.

     Selling, general and administrative expenses increased $7.4 million, or 22.1%, in the second quarter of fiscal 1995. The increase reflected higher distribution and sales and marketing costs associated with the increased sales tonnage, higher storage costs associated with substantially increased inventories of hams for the fall holiday season, and increased compensation and administrative costs related to a build-up of support staff related to current and anticipated future growth of overall business activity.

     Depreciation expense decreased $2.0 million, or 29.5%, in the second quarter of fiscal 1995 from the corresponding period a year ago. The decrease reflected a revision in the estimated useful lives of certain assets offset by increased depreciation charges related to expansion at the Registrant's Bladen County plant and Brown's. The change in accounting estimate reduced depreciation charges and increased net income in the second quarter by $1.9 million and $1.2 million, respectively.

     Reflecting the factors discussed above, net income increased to $7.8 million in the second quarter of fiscal 1995 compared to net income of $.9 million in the same quarter of the prior fiscal year.

                                     8-11

26 Weeks Ended October 30, 1994 -
26 Weeks Ended October 31, 1993

Sales in the first six months of fiscal 1995 increased $73.9 million, or 11.3%, from the same quarter a year ago. The increase resulted from a 17.2% increase in sales tonnage offset by a 4.7% decrease in unit selling prices due to sharply lower live hog costs. The increase in sales tonnage was the result of a 21.2% increase in fresh pork tonnage combined with a 9.9% increase in processed meats tonnage.

     Cost of sales increased $48.5 million, or 8.5%, in the first six months of fiscal 1995, reflecting increased sales tonnage offset by decreased raw material costs due to lower live hog prices. Gross profit (sales less cost of sales) in the first two quarters of fiscal 1995 increased by $25.4 million, or 30.3%, compared to the same period of fiscal 1994. This increase in gross profit resulted from higher margins on increased sales tonnage of both fresh pork and processed meats. Gross profit was adversely impacted by sharply lower profits at Brown's and Smithfield-Carroll's, the Registrant's hog production operations.

     Selling, general and administrative expenses increased $12.8 million, or 20.0%, in the first six months of fiscal 1995. The increase reflected higher distribution and sales and marketing costs associated with the increased sales tonnage, higher storage costs associated with substantially increased inventories of hams for the fall holiday season, and increased compensation and administrative costs related to a build-up of support staff related to current and anticipated future growth of overall business activity.

     Depreciation expense decreased $3.1 million, or 24.4%, in the first two quarters of fiscal 1995 from the corresponding period a year ago. The decrease reflected a revision in the estimated useful lives of certain assets offset by increased depreciation charges related to expansion at the Registrant's Bladen County plant and Brown's. The change in accounting estimate reduced depreciation charges and increased net income in the first six months by $3.9 million and $2.4 million, respectively.

     Reflecting the factors discussed above, net income increased to $10.2 million in the first six months of fiscal 1995 compared to net income of $.6 million in the same period of the prior fiscal year.

                                     9-11

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1995, the Registrant's cash used in operating activities was $11.0 million, the result of seasonal increases in the level of inventories and accounts receivable associated with the fall holiday season. Traditionally, the Registrant builds large inventories of hams in the spring and summer months which are sold during the fall holiday season.

     Capital expenditures in the first six months totaled $49.9 million, consisting primarily of $34.5 million related to the construction of a rapid carcass chilling system, a new ham and loin conversion operation and additional hog coolers at the Bladen County plant, and $9.1 million related to additional hog production facilities at Brown's.

     The significant increases in the levels of accounts receivable and inventories were funded with $16.2 million in borrowings under existing lines of credit. During the period, the Registrant placed $50.0 million of three-year notes with a bank, secured by the Bladen County plant. The notes bear interest at a rate ranging from prime to three-quarters of a percentage point above prime. The note agreement requires that the Registrant prepay the loan with the proceeds of any new long-term financings. The proceeds from the private placement, which were received after the close of the quarter, were used to repay short-term borrowings under the Registrant's lines of credit and, accordingly, $50.0 million of notes payable were classified on the Registrant's balance sheet as long-term debt as of October 30, 1994.

     As of October 30, 1994, the Registrant had definitive commitments of approximately $25.3 million for the remainder of fiscal 1995, primarily related to improvements at the Bladen County plant and the construction of new hog production facilities at Brown's.

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

           A.  Exhibits.

                 Exhibit 11 - Computation of Net Income Per Share

                 Exhibit 27 - Financial Data Schedule (electronically submitted)

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



Date:  December 2, 1994

                                    11-11