Form 10-Q
period 1995-01-29
SMITHFIELD FOODS INC
filed 1995-03-09
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 29, 1995                 Commission File Number 0-2258


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

                                                               Yes  X   No



                                                            Shares outstanding
      Class                                                 at March 3, 1995
Common Stock, $.50
par value per share                                            16,397,026





                            SMITHFIELD FOODS, INC.

                                   CONTENTS


                                                                         Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

      Consolidated Balance Sheets - January 29, 1995 and
         May 1, 1994                                                      3-4

      Consolidated Statements of Operations - 13 Weeks Ended
         January 29, 1995 and January 30, 1994 and 39 Weeks
         Ended January 29, 1995 and January 30, 1994                       5

      Consolidated Statements of Cash Flows - 39 Weeks Ended
         January 29, 1995 and January 30, 1994                             6

      Notes to Consolidated Financial Statements                           7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                       8-10


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.                             10



                         PART I.  FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                 January 29,        May 1,
(In thousands)                                       1995            1994
ASSETS                                           (unaudited)

Current assets:
   Cash                                         $       9,212    $     12,350
   Accounts receivable less allowances
      of $796 and $407                                 73,992          60,586
   Inventories                                        110,791         119,269
   Advances to joint hog production
      arrangements                                      9,942          20,178
   Prepaid expenses and other current assets           17,019          13,946
      Total current assets                            220,956         226,329

Property, plant and equipment                         396,537         330,133
   Less accumulated depreciation                     (136,753)       (124,112)
      Net property, plant and equipment               259,784         206,021

Other assets:
   Cost in excess of net assets acquired
      less accumulated amortization of
      $1,612 and $1,411                                 7,390           4,385
   Investments in and advances
      to partnerships                                  25,279          10,672
   Other                                               10,862           4,872
         Total other assets                            43,531          19,929

                                                $     524,271    $    452,279




          See accompanying notes to consolidated financial statements.



                             SMITHFIELD FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                 January 29,        May 1,
(In thousands)                                      1995             1994
LIABILITIES AND STOCKHOLDERS' EQUITY             (unaudited)

Current liabilities:
   Notes payable                                $      36,356    $     52,135
   Current portion of long-term debt
      and capital lease obligations                     9,636           9,655
   Accounts payable                                    57,446          48,017
   Accrued expenses and other current
      liabilities                                      39,964          31,840
   Income taxes payable                                 4,857           3,153
         Total current liabilities                    148,259         144,800

Long-term debt and capital lease
   obligations                                        157,475         118,942

Other noncurrent liabilities                           24,684          23,587

Series B 6.75% cumulative convertible
   redeemable preferred stock, $1.00 par
   value, 1,000 shares authorized, issued
   and outstanding                                     10,000          10,000

Stockholders' equity:
   Preferred stock, $1.00 par value,
      authorized 1,000,000 shares                           -               -
   Common stock, $.50 par value,
      authorized 25,000,000 shares;
      issued 16,834,026 and 16,713,126 shares           8,417           8,357
   Additional paid-in capital                          49,811          47,964
   Retained earnings                                  133,268         106,272
   Treasury stock, at cost, 437,000 shares             (7,643)         (7,643)
         Total stockholders' equity                   183,853         154,950

                                                $     524,271    $    452,279




         See accompanying notes to consolidated financial statements.


                                                       SMITHFIELD FOODS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                        13 Weeks         13 Weeks         39 Weeks         39 Weeks
                                                          Ended            Ended            Ended            Ended
(In thousands, except per share data)                 Jan. 29, 1995    Jan. 30, 1994    Jan. 29, 1995    Jan. 30, 1994
Sales                                                 $     454,457    $     428,982    $   1,182,499    $   1,083,085

Costs and expenses:
   Cost of sales                                            366,371          363,552          985,280          933,920
   Selling, general and administrative                       51,859           38,284          128,472          102,102
   Depreciation                                               5,258            4,557           14,769           17,131
   Interest                                                   4,089            3,156           10,690            9,370

                                                            427,577          409,549        1,139,211        1,062,523

Income before income taxes                                   26,880           19,433           43,288           20,562

Income taxes                                                  9,550            7,684           15,786            8,259

Net income                                            $      17,330    $      11,749    $      27,502    $      12,303

Net income available to common stockholders           $      17,162    $      11,580    $      26,996    $      11,797

Net income per share                                  $        1.00    $         .69    $        1.58    $         .70

Weighted average common shares outstanding                   17,137           16,763           17,078           16,741


          See accompanying notes to consolidated financial statements.


                             SMITHFIELD FOODS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   39 Weeks          39 Weeks
                                                    Ended             Ended
(In thousands)                                  Jan. 29, 1995    Jan. 30, 1994
Cash flows from operating activities:
   Net income                                   $      27,502    $      12,303
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                 16,191           18,130
         Increase in accounts receivable              (13,406)         (14,325)
         Decrease in inventories                        8,477            1,949
         Increase in prepaid expenses
            and other current assets                   (3,072)          (1,181)
         Increase in other assets                     (10,417)          (1,293)
         Increase in other liabilities                 20,353           17,889
         Loss on sale of property, plant
            and equipment                                 555              465
    Net cash provided by operating activities          46,183           33,937

Cash flows from investing activities:
   Capital expenditures                               (70,998)         (22,319)
   Proceeds from sale of property, plant
      and equipment                                     1,911              659
   Investments in and advances to
      partnerships, net                                (4,372)           2,964
    Net cash used in investing activities             (73,459)         (18,696)

Cash flows from financing activities:
   Net repayments on notes payable                    (15,779)         (16,466)
   Proceeds from issuance of long-term debt
      and capital lease obligations                    50,000            6,240
   Principal payments on long-term debt
      and capital lease obligations                   (11,485)          (5,768)
   Exercise of stock options                            1,908              102
   Preferred dividends                                   (506)            (506)
      Net cash provided by (used in)
         financing activities                          24,138          (16,398)

Net decrease in cash                                   (3,138)          (1,157)

Cash at beginning of period                            12,350            3,079
Cash at end of period                           $       9,212    $       1,922

Supplemental disclosures of cash flow information:
   Cash payments during period:
      Interest (net of amount capitalized)      $      10,476    $        9,041
      Income taxes                              $      10,465    $        1,182

             See accompanying notes to consolidated financial statements.


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

(3)  Inventories consist of the following:

                                                 January 29,        May 1,
     (In thousands)                                 1995             1994

     Fresh and processed meats                  $      75,147    $     90,219
     Livestock and manufacturing supplies              26,868          19,809
     Other                                              8,776           9,241
                                                $     110,791    $    119,269



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

13 Weeks Ended January 29, 1995 -
13 Weeks Ended January 30, 1994

Sales in the third quarter of fiscal 1995 increased $25.5 million, or 5.9%, from the same quarter a year ago. The increase resulted primarily from a 17.1% increase in sales tonnage offset by a 10.3% decrease in unit selling prices due to sharply lower live hog costs. The increase in sales tonnage was primarily the result of a 19.2% increase in fresh pork tonnage combined with a 12.7% increase in processed meats tonnage.

     Cost of sales increased $2.8 million, or 0.8%, in the third quarter of fiscal 1995, reflecting increased sales tonnage offset by decreased raw material costs due to significantly lower live hog prices. Gross profit (sales less cost of sales) in the third quarter of fiscal 1995 increased by $22.7 million, or 34.6%, compared to the same quarter of fiscal 1994. This increase in gross profit resulted from higher margins on increased sales tonnage of both fresh pork and processed meats. Gross profit was adversely impacted by operating losses at Brown's of Carolina, Inc. ("Brown's") and Smithfield-Carroll's, the Registrant's hog production operations.

     The start-up costs associated with the commencement of operations in the new 130,000 square foot conversion room at the Bladen County plant, which substantially increased the Company's capacity to produce value-added boneless fresh pork cuts, also adversely impacted the quarter's results. Moreover, the Company expects the on-going costs of getting this operation to maximum productive capacity to be substantial for the next several quarters. In addition, the Company has made several major modifications to the Bladen County plant that will allow it to shift to cryovac packaging of nearly all the fresh pork produced at the plant. Cryovac packaging extends the shelf life of fresh pork and adds value to it. The Company expects that all the cryovac packaging equipment necessary for this operation to operate on a one-shift basis will be installed by June. However, until this occurs, the Company is having to operate a costly second cryovac packaging shift and, at the same time, is experiencing inefficiencies in this operation which are affecting profitability.

     Selling, general and administrative expenses increased $13.6 million, or 35.5%, in the third quarter of fiscal 1995. The increase reflected higher storage, distribution and delivery costs associated with the increased sales tonnage, including significantly higher export tonnage, and increased compensation and administrative costs related to support staff for current and anticipated future growth.

     Depreciation expense increased $0.7 million, or 15.4%, in the third quarter of fiscal 1995 from the corresponding period a year ago. The increase reflected depreciation charges related to expansion at the Registrant's Bladen County plant and Brown's.

     Interest expense increased $0.9 million, or 29.6%, in the third quarter of fiscal 1995, reflecting higher long-term debt related to funding of capital projects, including additions to the Bladen County plant and additional hog production facilities at Brown's.

     The effective income tax rate for the third quarter of fiscal 1995 decreased to 35.5% from 39.5% in the corresponding period a year ago, reflecting increased incentive credits, lower tax rates on foreign sales, and benefits related to certain insurance contracts.

     Reflecting the factors discussed above, net income increased to $17.3 million in the third quarter of fiscal 1995 compared to net income of $11.7 million in the third quarter of the prior fiscal year.

     Hog prices have increased over the last month and a half and both fresh pork and processed meat margins have narrowed considerably since December. The Company believes that industry conditions in its fiscal fourth quarter, as well as in much of its next fiscal year, will be more difficult than those it experienced during the last 12 months.

39 Weeks Ended January 29, 1995 -
39 Weeks Ended January 30, 1994

Sales in the first nine months of fiscal 1995 increased $99.4 million, or 9.2%, from the same period a year ago. The increase resulted primarily from a 17.2% increase in sales tonnage offset by a 6.9% decrease in unit selling prices due to sharply lower live hog costs. The increase in sales tonnage was the result of a 20.5% increase in fresh pork tonnage combined with an 11.0% increase in processed meats tonnage.

     Cost of sales increased $51.4 million, or 5.5%, in the first nine months of fiscal 1995, reflecting increased sales tonnage offset by decreased raw material costs due to substantially lower live hog prices. Gross profit (sales less cost of sales) in the first three quarters of fiscal 1995 increased by $48.1 million, or 32.2%, compared to the same period of fiscal 1994. This increase in gross profit resulted from higher margins on increased sales tonnage of both fresh pork and processed meats. Gross profit was adversely impacted by an aggregate operating loss at Brown's and Smithfield-Carroll's, the Registrant's hog production operations.

    Selling, general and administrative expenses increased $26.4 million, or 25.8%, in the first nine months of fiscal 1995. The increase reflected higher storage, distribution and delivery costs associated with the increased sales tonnage, including significantly higher export tonnage, and increased compensation and administrative costs related to support staff for current and anticipated future growth.

     Depreciation expense decreased $2.4 million, or 13.8%, in the first nine months of fiscal 1995 from the corresponding period a year ago. The decrease reflected reduced depreciation charges resulting from a revision in the estimated useful lives of certain assets beginning in the third quarter of fiscal 1994, totalling $3.9 million, offset by increased depreciation charges related to expansion at the Registrant's Bladen County plant and Brown's.

     Interest expense increased $1.3 million, or 14.1%, in the first nine months of fiscal 1995, reflecting higher long-term debt related to funding of capital projects, including additions to the Bladen County plant and additional hog production facilities at Brown's.

     The effective income tax rate for the first nine months of fiscal 1995 decreased to 36.5% from 40.2% in the corresponding period a year ago, reflecting increased employment incentive credits, lower tax rates on foreign sales, and benefits related to certain insurance contracts.

     Reflecting the factors discussed above, net income increased to $27.5 million in the first nine months of fiscal 1995 compared to net income of $12.3 million in the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1995, the Registrant's cash provided by operating activities was $46.2 million, largely the result of profitable operations and substantial noncash charges.

     Capital expenditures in the first nine months totaled $71.0 million, consisting primarily of $45.1 million for a rapid carcass chilling system, a new ham and loin conversion room and additional hog coolers at the Bladen County plant, and $15.1 million related to additional hog production facilities at Brown's.

     During this period, borrowings under existing lines of credit were reduced by $15.8 million. The repayment resulted from substantial operating cash flows and proceeds from the issuance of long-term debt. During the period, the Registrant placed $50.0 million of three-year notes with a bank, secured by the Bladen County plant. The notes bear interest at a rate ranging from prime to three-quarters of a percentage point above prime. The note agreement requires that the Registrant prepay the loan with the proceeds of any new long-term financings.

     As of January 29, 1995, the Registrant had definitive commitments of approximately $30.0 million, primarily for capital additions to the Bladen County plant and new hog production facilities at Brown's.


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

                                                 SMITHFIELD FOODS, INC.




                                                 Aaron D. Trub
                                                 Vice President, Secretary
                                                 & Treasurer




                                                 C. Larry Pope
                                                 Controller



Date:  March 3, 1995

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



Date:  March 3, 1995