Form 10-K405
period 1995-04-30
SMITHFIELD FOODS INC
filed 1995-07-28
CIK 91388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended April 30, 1995

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

Registrant's telephone number, including area code.............(804) 357-4321

Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.50 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates as of July 14, 1995 was approximately $240,237,000. This figure was calculated by multiplying (i) the $23.00 last sales price of Registrant's Common Stock as reported on The Nasdaq National Market on July 14, 1995 by (ii) the number of shares of Registrant's Common Stock not held by any officer or director of the Registrant or any person known to the Registrant to own more than five percent of the outstanding Common Stock of the Registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the Registrant is in fact an affiliate of the Registrant.

At July 14, 1995, 16,397,526 shares of the Registrant's Common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

            Portions of the Annual Report to Stockholders for Fiscal Year Ended April 30, 1995 are incorporated by reference into Part II.

            Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on August 30, 1995 are incorporated by reference into
Part III.
                                      1-24


                               TABLE OF CONTENTS

Item                                                                     Page

 1.  Business.........................................................     3

 2.  Properties.......................................................     8

 3.  Legal Proceedings................................................    10

 4.  Submission of Matters to a Vote of Security Holders..............    10

 4A. Executive Officers of the Company................................    10

                                    PART II

 5.  Market for Company's Common Equity and Related Stockholder Matters   11

 6.  Selected Financial Data..........................................    11

 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations..........................................    11

 8.  Financial Statements and Supplementary Data......................    11

 9.  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure......................................    11

                                    PART III

10.  Directors and Executive Officers of the Company..................    12

11.  Executive Compensation...........................................    12

12.  Security Ownership of Certain Beneficial Owners and Management...    12

13.  Certain Relationships and Related Transactions..................     12

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K     12

















                                      2-24

                                     PART I

Item 1.  BUSINESS

General

          As a holding company, Smithfield Foods, Inc. conducts its pork processing operations through three principal subsidiaries: Gwaltney of Smithfield, Ltd. ("Gwaltney") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"), both based in Smithfield, Virginia, and Patrick Cudahy Incorporated ("Patrick Cudahy"), based in Cudahy, Wisconsin. The Company, in furthering its strategy of vertical integration, also conducts hog production operations through its Brown's of Carolina, Inc. subsidiary ("Brown's") and Smithfield-Carroll's, a joint hog production arrangement between the Company and Carroll's Foods of Virginia, Inc., an affiliate of Carroll's Foods, Inc., Warsaw, North Carolina. Both Brown's and Smithfield-Carroll's produce hogs for the Company's pork processing plants in Smithfield, Virginia and Bladen County, North Carolina. The Company is also a participant in the Circle Four joint hog production arrangement with Carroll's Foods, Inc., Murphy Farms, Inc. and Prestage Farms, Inc., all large North Carolina hog producers, which conducts hog production operations in Milford, Utah. The Company, through its Ed Kelly, Inc. subsidiary ("Kelly"), operates a retail consumer electronics chain based in Winston-Salem, North Carolina. The Company has adopted a plan to sell Kelly, and its results are shown as discontinued operations on the Company's consolidated statements of income. In this report, references to "Smithfield Foods" or the "Company" are to Smithfield Foods, Inc. together with all of its subsidiaries, unless the context otherwise indicates.

          The Company is the largest pork processor in the eastern United States. The Company produces a wide variety of fresh pork and processed meat products which it markets principally in the eastern United States. The Company has also expanded to national distribution and to international sales in Japan, Mexico and other foreign markets.

          As consumers have become more health conscious, pork producers and processors, including the Company, have focused on providing leaner fresh pork products as well as lower-salt processed meats. Management believes that lean pork products which are more attractive to diet-conscious Americans, together with the industry's efforts to heighten public awareness of pork as an attractive protein source, have led to increased consumer demand for pork products. The Company, through its NPD pig program, is developing a line of extra-lean pork products to meet consumer demand for leaner pork.

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


                                      3-24

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

          As a complement to the Company's hog processing operations, the Company has vertically integrated into state-of-the-art hog production through Brown's and Smithfield-Carroll's. In addition, the Company is supplementing the hogs it obtains from these hog production operations with market-indexed, multi-year agreements with several of the nation's largest suppliers of high quality hogs strategically located in North Carolina, including Carroll's Foods, Inc., Murphy Farms, Inc., Prestage Farms, Inc. and Maxwell Foods, Inc.

          In May 1991, Smithfield-Carroll's, through Smithfield-Carroll's Farms (a partnership between the Company and an affiliate of Carroll's Foods, Inc.), acquired from National Pig Development Company ("NPD"), a British firm, the exclusive United States franchise rights for genetic lines of specialized breeding stock. The NPD hogs produced by these superior genetic lines are significantly leaner than almost any other animals available in commercial volume in the United States. Management believes that the leanness and increased meat yields of these hogs will, over time, improve the Company's profitability with respect to both fresh pork and processed meat products and provide a competitive advantage over other domestic pork processors. Smithfield-Carroll's and Brown's have replaced a significant proportion of their breeding stock with these superior genetic animals.

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

                         1995       1994       1993       1992       1991
Fresh Pork                51%        48%        41%        39%        44%
Processed Meats           45%        49%        55%        57%        53%
Other Products             4%         3%         4%         4%         3%
                         100%       100%       100%       100%       100%

The increase in revenues derived from fresh pork in fiscal 1995 resulted from an increase in the number of hogs slaughtered at the Bladen County plant.
The meat processing industry is generally characterized by narrow margins. Profit margins on processed meats are greater than profit margins on fresh pork and on other products.







                                      4-24

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

Fresh Pork Products

          The Company increased its commitment to fresh pork with the opening of its Bladen County plant. The plant, which is operated by Smithfield Packing's Carolina Food Processors Division, led to an increase in fresh pork output, both in absolute terms and relative to the Company's processed meats output, in fiscal 1995. The plant, which is currently processing 16,000 hogs per day on a one-shift basis, plans to process as many as 24,000 hogs per day on a two-shift basis beginning in the second quarter of fiscal 1996. This will lead to an additional increase in fresh pork output in fiscal 1996. A substantial portion of the Company's fresh pork is sold to its customers as unprocessed, trimmed cuts such as loins (including roasts and chops), butts, picnics and ribs. The Company is putting greater emphasis on the sale of value-added, higher-margin fresh pork products, such as boneless loins, hams, butts and picnics. In addition to meeting a growing consumer demand for its fresh pork, the Company's commitment to fresh pork also provides its processing operations with raw material of much higher quality than that generally available through market purchases.

          The Company is also marketing an extensive product line of NPD fresh pork cuts (including boneless loins, shoulder cuts, chops, ribs and processed and cubed pork) to the foodservice industry under the Smithfield Lean Generation Pork trademark.

          Smithfield Packing has developed a case-ready pork program designed to supply supermarket chains with pre-packaged, weighed, labeled and priced fresh pork, ready for immediate sale to the consumer. Management believes that this initiative, over time, should result in greater brand identification and higher margins for the Company's fresh pork products.

Raw Materials

          The Company's primary raw material is live hogs. Historically, hog prices have been subject to substantial fluctuations. In addition, hog prices tend to rise as hog supplies decrease during the hot summer months and tend to decline as supplies increase during the fall. This is due to a lower farrowing performance during the winter months and slower animal growth rates during the hot summer months. Hog supplies, and consequently prices, are also affected by factors such as feed prices, weather and interest rates.

          The Company produces its own hogs through Brown's and Smithfield-Carroll's and purchases hogs from several of the nation's largest hog producers strategically located in North Carolina, such as Carroll's Foods, Inc., Murphy Farms, Inc., Prestage Farms, Inc. and Maxwell Foods, Inc. as well as from other independent hog producers and dealers located in the East, Southeast and Midwest. The Company obtained 12.1% of the live hogs it processed in fiscal 1995 from Brown's and Smithfield-Carroll's. The Company's raw material costs fall when hog production at Brown's and Smithfield-Carroll's is profitable and conversely rise when such production is unprofitable. Management believes that hog production at Brown's and Smithfield-Carroll's will further the Company's strategic initiative to become vertically

                                      5-24

integrated and may reduce exposure to the fluctuations of profitability historically experienced by the pork processing industry. The Company has established multi-year agreements with Carroll's Foods, Murphy Farms, Prestage Farms and Maxwell Foods which provide the Company with a stable supply of high-quality hogs at market-indexed prices. These producers supplied 52.2% of the hogs processed by the Company in fiscal 1995.

          As a result of the hogs obtained from Brown's and Smithfield-Carroll's and from these major North Carolina producers, the percentage of hogs obtained by the Company from Midwestern sources has declined from 34.0% in fiscal 1987 to 7.2% in fiscal 1995. Midwestern hogs have historically been the Company's higher-cost hogs due to such factors as higher transportation costs, in-transit weight losses and inconsistency in size and quality. The Company anticipates that the percentage of hogs obtained by the Company from Midwestern sources will decline further as more hogs are produced by Brown's, Smithfield-Carroll's and the major North Carolina producers.

          The Company purchases its hogs on a daily basis at its plants in Smithfield, Virginia and Bladen County, North Carolina, at buying stations in Virginia, North Carolina and South Carolina and at independent dealer-operated buying stations in the Midwest. The Company also purchases fresh pork from other meat processors to supplement its processing requirements, and raw beef, poultry and other meat products to add to its sausage, hot dogs and luncheon meats. Such meat products and other materials and supplies, including seasonings, smoking and curing agents, sausage casings and packaging materials are readily available from numerous sources at competitive prices.

Customers and Marketing

          The Company has dominant market shares in the Mid-Atlantic and Southeastern United States, and growing market shares in the Northeast, South, Midwest and West. The Company's fundamental marketing strategy is to sell large quantities of moderate-priced processed meat products as well as fresh pork to national and regional supermarket chains, wholesale distributors and the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers). Management believes that this marketing approach reaches the largest number of value-conscious consumers without requiring large advertising and promotional campaigns. The Company uses both salaried salesmen and independent commission brokers to sell its products. Except for a small number of orders for hams, the Company does not make sales directly to consumers. In fiscal 1995, the Company made sales to more than 3,000 customers, none of whom accounted for as much as 10% of the Company's revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment, and therefore, do not enter into formal long-term contracts. Management believes that its registered trademarks have been important to the success of its branded processed meat products.

          The Company, in fiscal 1994, entered into an agreement with Sumitomo Corporation for the exclusive distribution of a line of unique branded fresh pork products in Japan. Export sales to Japan increased substantially in fiscal 1995. The Company also had significant export sales to Russia and Mexico in fiscal 1995, and export sales in varying amounts to other foreign markets.

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


                                      6-24

Distribution

          Because of the Mid-Atlantic and Southeastern locations of all but one production facility, the Company offers next-day delivery to most of its customers which affords it a competitive advantage in terms of service and freight costs. The Company's Mid-Atlantic and Southeastern locations allow it to supply customers in the Northeastern, Mid-Atlantic, Southeastern and Southern states with fresh pork products with a longer effective shelf-life than those shipped from competing Midwestern processors.

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

Regulation

          Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency and corresponding state agencies such as the Virginia State Water Control Board ("SWCB"), the North Carolina Division of Environmental Management, the United States Department of Agriculture and the Occupational Safety and Health Administration. Management believes that the Company complies with all such laws and regulations in all material respects, except as set forth immediately below, and that continued compliance with these standards will not have a material effect on the Company's financial position.

          The wastewater discharge permit for the Company's major meat processing plants in Smithfield, Virginia, imposes more stringent phosphorus and ammonia effluent limitations than the plants can currently meet. To achieve compliance, the Company agreed to discontinue its wastewater discharges to the Pagan River and connect its wastewater treatment plants to the regional sewage collection and treatment system operated by the Hampton Roads Sanitation District ("HRSD"). This connection will likely be made in early 1996, following completion by the HRSD of the necessary pipeline facilities. The Company expects to incur approximately $2,000,000 in capital costs to upgrade its existing treatment systems and make this connection.
The Company will incur sewer charges in addition to the existing costs of effluent treatment in fiscal 1996. These sewer charges will be accounted for as current period costs beginning in fiscal 1996.

          Pending connection to the HRSD system, the plants are being operated under an administrative consent order entered into with the SWCB. During the period May 1994 through April 1995, the Company's plants had several violations of its permit and the consent order which led the SWCB to place the Company's plants on its "significant noncompliance" list. Placement on that list is required by the SWCB when any one of several circumstances occur, including a single violation of an administrative consent order provision. The Company has

                                      7-24

corrected the conditions which caused these violations, and the plants are presently in full compliance with the SWCB permit and the administrative order. No administrative or judicial proceedings have been instituted as a result of these violations, and the Company does not believe that such proceedings will likely be instituted as a result of these violations.

          The Company regularly conducts tests of wastewater discharges to assure compliance with the provisions of the wastewater discharge permits for its manufacturing plants. Federal and state laws require that records of such tests be maintained for three years. Failure to maintain such records may result in the imposition of civil penalties and, if records are destroyed, criminal sanctions. In the course of an SWCB inspection in May 1994, it was discovered that records of certain tests conducted by the Company from 1992 through early 1994 could not be located. The employee responsible for the supervision of the tests and maintenance of the test records has been replaced. No administrative or judicial proceedings have been instituted against the Company as a result of its inability to locate the records for the period noted. At this time the Company cannot express any view as to the likelihood that any such proceedings will be instituted against it.

Employees

          The Company has approximately 9,000 employees, approximately 5,200 of whom are covered by collective bargaining agreements expiring between February 6, 1997 and March 15, 1999. The Company believes that its relationship with its employees is good.

Working Capital

          The pork processing industry is characterized by high unit sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the
Company considers its inventories and accounts receivable highly liquid and readily convertible into cash. Borrowings under lines of credit are used to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs. The demand for seasonal borrowings usually peaks in early November when ham inventories are at their highest levels, and borrowings are repaid in January when the accounts receivable generated by the sales of these hams are collected. At April 30, 1995, the Company had aggregate lines of credit of $120.0 million. Borrowings under the lines of credit are secured by substantially all of the Company's inventories and accounts receivable. Weighted average borrowings under the lines were $69.9 million in fiscal 1995, $66.6 million in fiscal 1994 and $79.2 million in fiscal 1993. Maximum borrowings were $117.0 million in fiscal 1995, $105.1 million in fiscal 1994 and $105.7 million in fiscal 1993. The outstanding balances under these lines totaled $67.2 million as of April 30, 1995 and $52.1 million as of May 1, 1994.

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

Item 2.  PROPERTIES.

          The following table summarizes information concerning the principal plants and other materially important physical properties of the Company:






                                      8-24

                                                                           APPROXIMATE
                                                               LAND AREA   FLOOR SPACE
           LOCATION                       OPERATION             (ACRES)      (SQ.FT.)
Smithfield Packing Plant No. 1   Slaughtering and cutting        25.5        457,000
501 North Church Street          hogs; manufacture of
Smithfield, Virginia             bacon products, smoked
                                 meats, and dry salt meats;
                                 production of hams and
                                 picnics

Smithfield Packing Plant No. 2   Production of bone-in and       20.0        218,000
2501 West Vernon Avenue          boneless cooked and smoked
Kinston, North Carolina          ham and other smoked meat
                                 products

Smithfield Packing Plant No. 3   Production of bone-in smoked     7.8        136,000
5801 Columbia Park Drive         ham and other smoked meat
Landover, Maryland               products

Smithfield Packing Plant No. 4   Slaughtering and cutting       860.0        966,000
Carolina Food Processors         hogs; production of boneless
Division (Bladen County)         hams and loins
Route #87
Tarheel, North Carolina

Gwaltney Plant No. 1             Slaughtering and cutting        56.4        556,000
601 North Church Street          hogs; manufacture of bacon
Smithfield, Virginia             products and sausage; produc-
                                 tion of bone-in and boneless
                                 cooked and smoked hams and
                                 picnics

Gwaltney Plant No. 2             Manufacture of hot dogs,        13.1        200,000
3515 Airline Blvd.               bologna, luncheon meats
Portsmouth, Virginia             and sausage products

Gwaltney Plant No. 3             Manufacture of bacon, smoked    11.0        152,000
1013 Iowa Street                 sausage and boneless cooked
Salem, Virginia                  hams

Patrick Cudahy Plant             Manufacture of bacon, dry       60.0      1,090,000
3500 E. Barnard Ave.             sausage, boneless cooked hams
Cudahy, Wisconsin                and operation of a refinery

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

          Smithfield Packing Plants No. 1 and No. 2, including all real property, machinery and equipment, are pledged as security for Smithfield Packing's 9.8% Secured Notes, due August 2003, and 10.75% Secured Notes, due August 2005, held by John Hancock Mutual Life Insurance Company. The machinery and equipment in Smithfield Packing Plant No. 3 is pledged as security for Smithfield Packing's 7.15% Secured Notes, due October 1997, held by MetLife Capital Corporation. Smithfield Packing Plant No. 4, including all real property, machinery
                                      9-24

and equipment, is pledged as security for Smithfield Packing's 8.41% Secured Notes, due February 2013, held by John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company and MML Pension Insurance Company, and Smithfield Foods, Inc.'s 6.48% Notes, due September 1998, and prime rate based Term Loan, due October 1997, held by NationsBank of Virginia, N.A. Gwaltney Plants No. 1 and No. 2, including all real property, machinery and equipment, are pledged as security for Gwaltney's 6.24% Secured Notes, due November 1998, and 9.85% Secured Notes, due November 2006, held by John Hancock Mutual Life Insurance Company.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

Item 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

          The executive officers of the Company as of July 15, 1994 are as follows:

                                                                         Officer
          Name                Age                   Office                Since
Joseph W. Luter, III           56     Chairman of the Board and           1975
                                      Chief Executive Officer of
                                      the Company

John O. Nielson                64     President and Chief Operating       1995
                                      Officer of the Company and
                                      Smithfield Packing

Roger R. Kapella               53     President and Chief Operating       1985
                                      Officer of Patrick Cudahy

Lewis R. Little                51     President and Chief Operating       1993
                                      Officer of Gwaltney

Aaron D. Trub                  60     Vice President, Secretary and       1970
                                      Treasurer of the Company

C. Larry Pope                  40     Controller of the Company           1981


                                     10-24

          Mr. Luter is Chairman of the Board and Chief Executive Officer of the Company. He was also President of the Company prior to May 1995.

          Mr. Nielson is President and Chief Operating Officer of the Company and Smithfield Packing. He was a consultant and private investor from June 1989 to May 1995. Prior to June 1989, he held various executive positions with John Morrell & Co., including president and chief operating officer.

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

                                    PART II

Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          For information required by this item, see the information in
Exhibit 13-1995 Annual Report to Stockholders (i) on page 24 adjacent to the caption "Common Stockholders of Record" and (ii) under the caption "Common Stock Data" on the inside back cover, which information is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA.

          For selected financial data required by this item, see the data in
Exhibit 13-1995 Annual Report to Stockholders under the caption "Financial Summary" on pages 24 and 25, which data are incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          For information required by this item, see information in Exhibit 13-1995 Annual Report to Stockholders under the caption "Financial Discussion" on pages 20 through 22, which information is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The consolidated financial statements required by this item are on pages 26 through 41 of Exhibit 13-1995 Annual Report to Stockholders and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None




                                     11-24


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

          For information concerning the directors and nominees for directorship, see the information under the captions "Election of Directors" on pages 3 and 4, and "Board of Directors and Committees" on pages 6 and 7 in the Company's Proxy Statement for Annual Meeting of Stockholders to be held on August 30, 1995, which information is incorporated herein by reference.

          For information concerning executive officers of the Company, reference is made to "Item 4A. Executive Officers of the Company."

Item 11.  EXECUTIVE COMPENSATION.

          For information required by this item, see the information under the captions "Executive Compensation" on pages 7 through 10 and "Board of Directors and Committees" on pages 6 and 7 in the Company's Proxy Statement for Annual Meeting of Stockholders to be held on August 30, 1995, which information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          For information required by this item, see the information under the captions "Principal Stockholders" on pages 2 and 3 and "Common Stock Ownership of Executive Officers and Directors" on pages 5 and 6 in the Company's Proxy Statement for Annual Meeting of Stockholders to be held on August 30, 1995, which information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          For information required by this item, see the information under the caption "Other Transactions" on pages 13 and 14 in the Company's Proxy Statement for Annual Meeting of Stockholders to be held on August 30, 1995, which information is incorporated herein by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                              Reference
                                                     Annual Report
                                                    to Stockholders        Form 10-K
                                                          Page                Page
(a)(1)  Financial Statements

        The following consolidated financial
        statements of Smithfield Foods, Inc.
        and its consolidated subsidiaries are
        incorporated by reference in Item 8:

        Consolidated statements of income -
        52 weeks ended April 30, 1995,
        52 weeks ended May 1, 1994,
        52 weeks ended May 2, 1993.                          28

        Consolidated balance sheets -
        April 30, 1995 and May 1, 1994                     26, 27

                                     12-24

        Consolidated statements of cash flows -
        52 weeks ended April 30, 1995,
        52 Weeks ended May 1, 1994,
        52 weeks ended May 2, 1993.                          29

        Consolidated statements of stockholders' equity
        52 weeks ended April 30, 1995,
        52 weeks ended May 1, 1994,
        52 weeks ended May 2, 1993.                          30

        Notes to consolidated financial
        statements                                         31-39

        Report of Management                                 40

        Report of Independent Public
        Accountants                                          41

(a)(2)  Financial Statement Schedules

        III.  Condensed Financial Information
              of Registrant                                                 21-24

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




                                     13-24

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

        Exhibit 4.5    - Rights Agreement, dated as of May 8, 1991, as amended
                         by Amendment No. 1 dated as of January 31, 1994, by and between Smithfield Foods, Inc. and First Union National Bank of North Carolina, Rights Agent (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K Annual Report for the fiscal year ended May 1, 1994).

        Exhibit 4.6    - Second Amended, Restated and Continued Revolving Credit
                         Agreement dated March 1, 1994, among Gwaltney of Smithfield, Ltd., The Smithfield Packing Company, Incorporated, Patrick Cudahy Incorporated, Esskay, Inc., Brown's of Carolina, Inc., Carolina Food Processors, Inc. and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as agent and each bank a party thereto (incorporated by reference to Exhibit 4.6 to the Company's Form 10-K Annual Report for the fiscal year ended May 1, 1994).

        Exhibit 4.6(a) - First Amendment to Credit Agreement and First Amendment
                         to Security Agreement dated March 1, 1994 of The Smithfield Packing Company, Incorporated (incorporated by reference to Exhibit 4.6(a) to the Company's Form 10-K Annual Report for the fiscal year ended May 1,
                         1994).

        Exhibit 4.6(b) - Second Amended, Restated and Continued Guaranty, dated
                         March 1, 1994 made by Smithfield Foods, Inc. in favor of Rabobank Nederland (incorporated by reference to Exhibit 4.6(b) to the Company's Form 10-K Annual Report for the year ended May 1, 1994).

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

                                     14-24

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

        Exhibit 4.10(a)- Omnibus Amendment Agreement dated December 1, 1993 by and among Smithfield Foods, Inc., Carolina Foods Processors, Inc., John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company and MML Pension Insurance Company (incorporated by reference to Exhibit 4.10(a) to the Company's Form 10-K Annual Report for the fiscal year ended May 1, 1994).

        Exhibit 4.10(b)- Assumption, Waiver and Amendment Agreement dated May 1,
                         1994 by and among The Smithfield Packing Company, Incorporated. Smithfield Foods, Inc., John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company and MML Pension Insurance Company (incorporated by reference to Exhibit 4.10(b) to the Company's Form 10-K Annual Report for the fiscal year ended May 1, 1994).

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


                                     15-24

        Exhibit 4.12(a) -Loan Modification Agreement dated April 30, 1994 among
                         Smithfield Foods, Inc., Carolina Food Processors, Inc., The Smithfield Packing Company, Incorporated and NationsBank of Virginia, N.A. (incorporated by reference to Exhibit 4.12(a) to the Company's Form 10-K Annual Report for fiscal year ended May 1, 1994).

        Exhibit 4.13   - Credit Agreement dated August 19, 1994 between
                         Smithfield Foods, Inc. and NationsBank of Virginia, N.A., covering $50,000,000 Term Loan due October 1997.

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

        Exhibit 10.5   - Master Lease Agreement (Smithfield 91-1) dated December
                         9, 1991, between State Street Bank and Trust Company of Connecticut, National Association, as Lessor, and The Smithfield Packing Company, Incorporated, as Lessee (Trailers and Yard Equipment) (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K Annual Report for fiscal year ended May 3, 1992).

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

                                     16-24

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

        Exhibit 10.8   - Smithfield Foods, Inc. Incentive Bonus Plan.

        Exhibit 11     - Computation of Net Income Per Common Share.

        Exhibit 13     - 1995 Annual Report to Stockholders (With the exception
                         of the data incorporated by reference in Items 5, 6, 7 and 8, no other data appearing in the accompanying 1995 Annual Report to Stockholders is to be deemed filed as part of this Form 10-K Annual Report).

        Exhibit 21     - List of Subsidiaries of Smithfield Foods, Inc.

        Exhibit 23     - Consent of Independent Public Accountants (see page
                         immediately following the signature pages of this Form 10-K Annual Report).

(b)  Reports on Form 8-K

     None.


                                     17-24

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SMITHFIELD FOODS, INC.



                                              By /s/ Joseph W. Luter, III

                                                 Joseph W. Luter, III
                                                 Chairman of the Board and
                                                 Chief Executive Officer



                                              Date      7/14/95





                                     18-24




          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated.

By  /s/ Joseph W. Luter, III               By  /s/ John O. Nielson
   Joseph W. Luter, III                       John O. Nielson
   Chairman of the Board and                  President and Chief Operating
   Chief Executive Officer of                 Officer of the Company and The
   the Company and Director                   Smithfield Packing Company,
                                              Incorporated and Director
Date      7/14/95                          Date      7/14/95


By  /s/ Roger R. Kapella                   By  /s/ Lewis R. Little
   Roger R. Kapella                           Lewis R. Little
   President and Chief Operating              President and Chief Operating
   Officer of Patrick Cudahy                  Officer of Gwaltney of Smithfield,
   Incorporated and Director                  Ltd. and Director

Date      7/13/95                          Date      7/14/95


By  /s/ Robert W. Manly, IV                By  /s/ Aaron D. Trub
   Robert W. Manly, IV                        Aaron D. Trub
   Executive Vice President of                Vice President, Secretary and
   the Company and Director                   Treasurer of the Company and
                                              Director

Date      7/13/95                          Date      7/14/95

By  /s/ C. Larry Pope                      By /s/ F. J. Faison, Jr.
   C. Larry Pope                              F. J. Faison, Jr.
   Controller of the Company                  Director

Date     7/21/95                           Date      7/21/95


By  /s/ Joel W. Greenberg                  By  /s/ Cecil W. Gwaltney
   Joel W. Greenberg                          Cecil W. Gwaltney
   Director                                   Director

Date      7/13/95                          Date     7/13/95


By  /s/ George E. Hamilton, Jr.            By  /s/ Richard J. Holland
   George E. Hamilton, Jr.                    Richard J. Holland
   Director                                   Director

Date      7/13/95                          Date      7/13/95


By  /s/ Wendell H. Murphy                  By  /s/ William H. Prestage
   Wendell H. Murphy                          William H. Prestage
   Director                                   Director

Date     7/19/95                           Date      7/12/95

                                     19-24

                             SMITHFIELD FOODS, INC.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Smithfield Foods, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Smithfield Foods, Inc.'s 1995 annual report to stockholders incorporated by reference in this Form 10-K, and have issued
our report thereon dated   June 13, 1995.  Our report on the financial
statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes as discussed in Note 5 to the financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index under Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                      ARTHUR ANDERSEN LLP





Richmond, Virginia,
  June 13, 1995






                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Company's previously filed Registration Statements File No. 33-14219, No. 33-14220 and No. 33-53024.



                                                      ARTHUR ANDERSEN LLP



Richmond, Virginia,
  July 28, 1995








                                     20-24

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             SMITHFIELD FOODS, INC.
                         PARENT COMPANY BALANCE SHEETS
                      AS OF APRIL 30, 1995 AND MAY 1, 1994

                                     ASSETS

                                                              April 30,         May 1,
                                                                1995                1994
Current assets:
   Cash                                                     $    157,000     $    331,000
   Accounts receivable                                           175,000          120,000
   Receivables from related parties                           15,765,000       18,834,000
   Refundable income taxes                                     3,458,000                -
   Deferred income taxes                                       9,246,000        8,470,000
   Other                                                         452,000          517,000
      Total current assets                                    29,253,000       28,272,000

Investments in and net advances to
   subsidiaries, at cost plus equity
   in undistributed earnings                                 233,993,000      184,324,000

Other assets:
   Investments in partnerships                                26,026,000        9,403,000
   Property, plant and equipment, net                          6,554,000        2,518,000
   Other                                                      10,563,000        2,128,000
      Total other assets                                      43,143,000       14,049,000
                                                            $306,389,000     $226,645,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                             $  2,500,000     $          -
   Current portion of long-term debt                           2,420,000        1,938,000
   Accounts payable                                              895,000        2,211,000
   Accrued expenses                                           16,933,000       15,071,000
   Income taxes payable                                                -        3,154,000
      Total current liabilities                               22,748,000       22,374,000

Long-term debt                                                68,140,000       25,360,000

Deferred income taxes and other noncurrent liabilities        21,485,000       13,961,000

Series B 6.75% cumulative convertible
   redeemable preferred stock                                 10,000,000       10,000,000

Stockholders' equity                                         184,016,000      154,950,000

                                                            $306,389,000     $226,645,000

The accompanying notes are an integral part of these balance sheets.





                                     21-24

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             SMITHFIELD FOODS, INC
                    PARENT COMPANY STATEMENTS OF OPERATIONS

                                             52 Weeks         52 Weeks         52 Weeks
                                              Ended            Ended             Ended
                                          April 30, 1995    May 1, 1994       May 2, 1993
Sales                                      $         -      $         -       $         -
Cost of sales                                        -                -                 -
   Gross profit                                      -                -                 -

General and administrative expenses,
   net of allocation to subsidiaries         1,312,000          928,000         1,773,000
Depreciation expense                           496,000          452,000           540,000
Interest expense                             2,596,000        2,046,000           274,000


Income (loss) before income taxes,
   cumulative effect of change in
   accounting for income tax and
   equity in earnings of
   subsidiaries                             (4,404,000)      (3,426,000)       (2,587,000)

Income tax credit                           (1,003,000)        (600,000)         (627,000)

Income (loss) before cumulative effect
   of change in accounting for income
   taxes and equity in earnings of
   subsidiaries                             (3,401,000)      (2,826,000)       (1,960,000)

Cumulative effect of change in
   accounting for income taxes                       -                -        (1,138,000)

Net income (loss) before equity in
   earnings of subsidiaries                 (3,401,000)      (2,826,000)         (822,000)

Equity in earnings of
   subsidiaries                             31,241,000       22,528,000         4,811,000

      Net income                           $27,840,000      $19,702,000       $ 3,989,000

The accompanying notes are an integral part of these statements.



                                     22-24


          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             SMITHFIELD FOODS, INC.
                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                            52 Weeks          52 Weeks         53 Weeks
                                              Ended             Ended            Ended
                                          April 30, 1995     May 1, 1994      May 2, 1993
Cash flows from operating activities:
   Net income                              $ 27,840,000     $ 19,702,000     $  3,989,000
   Adjustments to reconcile net income to
      net cash used in operating
      activities:
         Depreciation and amortization          619,000          452,000          540,000
         Gain on sale of property and
            equipment                            (5,000)               -           (1,000)
         Cumulative effect of change in
            accounting for income taxes               -                -       (1,138,000)
         (Increase) decrease in deferred
            income taxes and other
            noncurrent liabilities            6,748,000        3,768,000       (2,618,000)
         (Increase) decrease in accounts
            receivable                          (55,000)         103,000           (2,000)
         Decrease in receivables from
            related parties                   3,069,000          996,000        8,801,000
         Increase in investments in and
            advances to subsidiaries        (49,669,000)     (58,670,000)     (44,407,000)
         (Increase) decrease in other
            current assets                       65,000         (229,000)        (211,000)
         Increase in accounts payable
            and accrued expenses                546,000        7,001,000        3,926,000
         (Increase) decrease in refundable
            income taxes                     (3,458,000)       1,303,000       (1,303,000)
         Increase (decrease) in taxes
            payable                          (3,154,000)       3,154,000         (540,000)
         Increase in other assets            (8,558,000)        (215,000)        (498,000)
   Net cash used in operating
      activities                            (26,012,000)     (22,635,000)     (33,462,000)
Cash flows from investing activities:
   Capital expenditures                      (4,534,000)      (1,394,000)         673,000
   Proceeds from sale of property,
      plant and equipment                         7,000        1,500,000            6,000
   Investment in partnerships               (16,623,000)        (988,000)         138,000
      Net cash provided by (used in)
         investing activities               (21,150,000)        (882,000)         817,000
Cash flows from financing activities:
   Proceeds from issuance of short-
      term note                               2,500,000                -                -
   Proceeds from issuance of long-term
      debt                                   50,000,000       25,000,000        3,800,000
   Principal payments on long-term debt      (6,738,000)      (1,309,000)        (193,000)
   Proceeds from sale of common stock                 -                -       16,750,000
   Exercise of options                        1,901,000          153,000        1,642,000
   Issuance of preferred stock                        -                -       10,000,000
   Preferred dividends                         (675,000)        (675,000)        (365,000)
      Net cash provided by financing
         activities                          46,988,000       23,169,000       31,634,000
Net decrease in cash                           (174,000)        (348,000)      (1,011,000)
Cash at beginning of year                       331,000          679,000        1,690,000
Cash at end of year                        $    157,000     $    331,000     $    679,000

  The accompanying notes are an integral part of these statements.
                                     23-24

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             SMITHFIELD FOODS, INC.
                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
                         APRIL 30, 1995 AND MAY 1, 1994


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

3.  Accrued expenses as of April 30, 1995 and May 1, 1994 are as follows:

                                                  1995              1994
         Self-insurance reserves              $10,718,000       $10,489,000
         Payroll and related benefits           4,489,000         2,056,000
         Professional fees                        374,000           438,000
         Other                                  1,352,000         2,088,000
                                              $16,933,000       $15,071,000

4.  Long-Term Debt:

    As of April 30, 1995, the Registrant is guaranteeing $87,532,000 of long-term debt and capital lease obligations of its subsidiaries and lines of credit aggregating $120,000,000 (of which $67,195,000 is outstanding) which the Registrant and its subsidiaries have with banks.

    Scheduled maturities of the Registrant's long-term debt consists of the following:

         FISCAL YEAR
            1996                                            $ 2,420,000
            1997                                              3,304,000
            1998                                             50,586,000
            1999                                             14,250,000
                                                            $70,560,000

5. The amount of dividends received from subsidiaries in fiscal 1995 and 1994 was $17,626,000 and $12,000,000, respectively. No dividends were received in fiscal 1993.

6.  Income Taxes:

    During fiscal 1993, the Registrant adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. The cumulative effect of adopting this change totaled $1,138,000 and has been reflected in the statements of operations.

7.  Supplemental disclosures of cash flow information:

    Cash paid during year for:               1995              1994             1993
       Interest                          $ 2,403,000       $ 1,007,000      $   306,000
       Income taxes                      $16,254,000       $ 5,574,000      $ 5,018,000


                                     24-24