Form 10-Q
period 1995-06-30
SMITHFIELD FOODS INC
filed 1995-09-11
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549


                                         FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                            OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 30, 1995                   Commission File Number 0-2258


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

                                                               Yes  X   No


                                                             Shares outstanding
      Class                                                at September 8, 1995
Common Stock, $.50
par value per share                                             16,437,526



                                  SMITHFIELD FOODS, INC.

                                         CONTENTS

                                                                        Page

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

      Consolidated Balance Sheets - July 30, 1995 and
         April 30, 1995                                                  3-4

      Consolidated Statements of Operations - 13 Weeks Ended
         July 30, 1995 and July 31, 1994                                  5

      Consolidated Statements of Cash Flows - 13 Weeks Ended
         July 30, 1995 and July 31, 1994                                  6

      Notes to Consolidated Financial Statements                          7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                      8-9


PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.         9-10

   Item 6.  Exhibits and Reports on Form 8-K.                             10




                              PART I.  FINANCIAL INFORMATION

                                  SMITHFIELD FOODS, INC.
                                CONSOLIDATED BALANCE SHEETS



                                                  July 30,        April 30,
(In thousands)                                      1995             1995
ASSETS                                           (unaudited)

Current assets:
   Cash                                         $     11,584     $    14,790
   Accounts receivable less allowances
      of $553 and $540                                78,773          66,727
   Inventories                                       149,181         119,170
   Advances to joint hog production
      arrangements                                     9,982          14,042
   Prepaid expenses and other current
      assets                                          16,993          18,564
         Total current assets                        266,513         233,293

   Property, plant and equipment                     437,812         415,839
   Less accumulated depreciation                    (146,410)       (141,533)
   Net property, plant and equipment                 291,402         274,306

Other assets:
   Cost in excess of net assets acquired
      less accumulated amortization of
      $1,468 and $1,429                                4,795           4,835
   Investments in partnerships                        30,030          27,209
   Other                                               9,879          10,582
         Total other assets                           44,704          42,626

                                                $    602,619     $   550,225


               See accompanying notes to consolidated financial statements.



                                  SMITHFIELD FOODS, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                 July 30,         April 30,
(In thousands)                                     1995              1995
LIABILITIES AND STOCKHOLDERS' EQUITY            (unaudited)

Current liabilities:
   Notes payable                                $   102,304      $    69,695
   Current portion of long-term debt
      and capital lease obligations                   9,937            9,961
   Accounts payable                                  58,894           55,371
   Accrued expenses and other current
      liabilities                                    37,672           37,355
         Total current liabilities                  208,807          172,382

Long-term debt and capital lease
   obligations                                      174,665          155,047

Other noncurrent liabilities                         29,689           28,781

Series B 6.75% cumulative convertible
   redeemable preferred stock, $1.00 par
   value, 1,000 shares authorized, issued
   and outstanding                                   10,000           10,000

Stockholders' equity:
   Preferred stock $1.00 par value,
      authorized 1,000,000 shares
   Common stock, $.50 par value,
      authorized 25,000,000 shares,
      issued 16,834,526 and 16,834,026
      shares                                          8,417            8,417
   Additional paid-in capital                        49,810           49,804
   Retained earnings                                128,874          133,437
   Treasury stock, at cost, 437,000 shares           (7,643)          (7,643)
      Total stockholders' equity                    179,458          184,015

                                                $   602,619      $   550,225


               See accompanying notes to consolidated financial statements.



                                  SMITHFIELD FOODS, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                   13 Weeks         13 Weeks
                                                     Ended            Ended

(In thousands, except per share data)            July 30, 1995    July 31, 1994

Sales                                            $    367,328     $    331,761
Cost of sales                                         323,503          288,073
   Gross profit                                        43,825           43,688

Selling, general and administrative expenses           37,892           32,022
Depreciation expense                                    5,379            4,594
Interest expense                                        4,292            3,015

   Income (loss) from continuing operations
      before income taxes                              (3,738)           4,057

Income taxes (credit)                                  (1,144)           1,510

Income (loss) from continuing operations               (2,594)           2,547

Loss from discontinued operations, net of tax          (1,800)            (177)

Net income (loss)                                $     (4,394)    $      2,370

Net income (loss) available to common            $     (4,563)    $      2,201
   stockholders

Income (loss) per common share:
   Continuing operations                         $       (.16)    $        .14
   Discontinued operations                               (.11)            (.01)

      Net income (loss)                          $       (.27)    $        .13


Weighted average common shares outstanding             16,886           16,987

               See accompanying notes to consolidated financial statements.



                                  SMITHFIELD FOODS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                   13 Weeks         13 Weeks
                                                     Ended            Ended
(Dollars in thousands)                           July 30, 1995    July 31, 1994
Cash flows from operating activities:
   Net income (loss)                                 $ (4,394)     $   2,370
   Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation and amortization                  5,991          5,100
         Loss on sale of property and equipment           339            222
         Increase in accounts receivable              (12,046)        (3,048)
         Increase in inventories                      (30,011)       (17,631)
         (Increase) decrease in prepaid expenses
            and other current assets                    1,571         (1,380)
         (Increase) decrease in other assets              200         (3,672)
         Increase (decrease) in other liabilities       3,873         (2,639)
         Increase (decrease) in deferred
            income taxes                                  875           (137)
   Net cash used in operating activities              (33,602)       (20,815)

Cash flows from investing activities:
   Capital expenditures                               (23,405)       (27,381)
   Proceeds from sale of property, plant
      and equipment                                       522            615
   Investments in partnerships                         (2,821)            58
   (Increase) decrease in advances to joint
      hog production arrangements                       4,060         (1,825)
         Net cash used in investing activities        (21,644)       (28,533)

Cash flows from financing activities:
   Net borrowings on notes payable                     32,609         (3,105)
   Proceeds from issuance of long-term debt            22,000         50,000
   Principal payments on long-term debt
      and capital lease obligations                    (2,406)        (1,525)
   Dividends on preferred stock                          (169)          (169)
   Exercise of common stock options                         6            107
      Net cash provided by financing activities        52,040         45,308

Net decrease in cash                                   (3,206)        (4,040)
Cash at beginning of quarter                           14,790         12,350
Cash at end of quarter                               $ 11,584      $   8,310

Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
      Interest (net of amount capitalized)           $  3,529      $   2,444
      Income taxes                                   $    358      $   5,071

               See accompanying notes to consolidated financial statements.



                                  SMITHFIELD FOODS, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Notes to Financial Statements included in Registrant's Annual Report for the fiscal year ended April 30, 1995 should be read in conjunction with the quarterly financial statements.

(2) The financial information furnished herein is unaudited. The information reflects all adjustments (which included only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods included in this report.

(3)  Inventories consist of the following:

                                                     July 30,        April 30,
     (In thousands)                                    1995            1995

     Fresh and processed meats                       $111,661        $ 82,957
     Livestock and manufacturing supplies              32,824          28,956
     Other                                              4,696           7,617
                                                    $ 149,181        $119,170

(4) As of April 30, 1995, the Registrant adopted a plan to dispose of the assets and business of Ed Kelly, Inc. ("Kelly"), its retail electronics subsidiary, which is stated separately as discontinued operations in the Registrant's consolidated statements of operations. Because of a delay in the timing of the planned disposal, operating losses that exceeded those that were estimated for the quarter, and an unanticipated deterioration in the estimated realization value of Kelly's assets, an additional loss from discontinued operations, net of tax, of $1,800,000 was recorded in the quarter ended July 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

13 Weeks Ended July 30, 1995 -
13 Weeks Ended July 31, 1994

Sales in the first quarter of fiscal 1996 increased $35.6 million, or 10.7%, from the same quarter a year ago. The increase was the result of a 15.1% increase in sales tonnage offset by a 3.8% decrease in unit sales prices. The increase in sales tonnage was the result of a 24.7% increase in fresh pork tonnage offset by a 1.2% decrease in processed meats tonnage. The increase in fresh pork tonnage reflected increased slaughter levels at the Registrant's Bladen County, North Carolina plant.

     Cost of sales increased $35.4 million, or 12.3%, in the first quarter of fiscal 1996, due primarily to increased sales tonnage. Gross profit in the first quarter of fiscal 1996 increased by $0.1 million, or 0.3%, compared to the same quarter of fiscal 1995. The gross profit reflected sharply lower margins on sales of both fresh pork and processed meats compared to the first quarter of fiscal 1995. These margins were offset by improved results at the Registrant's hog production operations, Brown's of Carolina, Inc. ("Brown's") and the Smithfield-Carroll's joint hog production arrangement. Costs associated with the start-up of a second shift in the slaughter operations and labor inefficiencies in the new conversion operations at the Bladen County plant also adversely affected gross profit in the fiscal 1996 quarter.

     Selling, general and administrative expenses increased $5.9 million, or 18.3%, in the first quarter of fiscal 1996. The increase reflected higher warehousing and transportation costs as well as higher selling and marketing costs associated with the 15% increase in sales tonnage.

     Depreciation expense increased $0.8 million, or 17.1%, in the first quarter of fiscal 1996 from the same quarter a year ago. The increase is related to continued expansion at the Bladen County plant and additional hog production facilities at Brown's.

     Interest expense increased $1.3 million, or 42.4%, in the first quarter of fiscal 1996, reflecting higher long-term debt related to the funding of capital projects at the Bladen County plant and Brown's, and higher short- and long-term interest rates.

     The effective income tax rate for the first quarter of fiscal 1996 decreased to 30.6% from 37.2% in the corresponding period a year ago, reflecting a lower tax rate on foreign sales and benefits related to certain insurance contracts.

     The loss from continuing operations of $2.6 million in the first quarter of fiscal 1996 compared to income from continuing operations of $2.5 million a year ago reflects the factors discussed above.

     As of April 30, 1995, the Registrant adopted a plan to dispose of the assets and business of Ed Kelly, Inc., its retail electronics subsidiary, which is reported separately as discontinued operations in the Registrant's consolidated statements of operations. As a result of the delay in the timing of the planned disposal, operating losses that exceeded those that were anticipated for the quarter, and an unanticipated deterioration in the estimated realization value of Kelly's assets, an additional loss from discontinued operations, net of tax, of $1.8 million was recorded in the first quarter of fiscal 1996.

     Reflecting the factors discussed above, the Registrant incurred a net loss of $4.4 million in the first quarter of 1996 compared to net income of $2.4 million in the same quarter of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1996, the Registrant's cash used in operations was $33.6 million, largely the result of a significant increase in the levels of inventories associated with a build-up of freezer stocks for the fall holiday season. Traditionally, the Registrant builds large inventories of hams in the spring and summer months which are sold during the heavy fall selling season.

     Capital expenditures in the first quarter of fiscal 1996 totaled $23.4 million, consisting primarily of $12.4 million related to capital improvements at the Bladen County plant and $7.7 million related to hog production facilities at Brown's.

     The significant increases in the levels of inventories and capital expenditures were funded with $54.6 million in borrowings under a bank revolving credit facility. On July 31, 1995, the Registrant increased this credit facility to $200 million from $110 million. The amended facility, which was provided by a group of six banks, consists of a 364-day, $150 million facility and a two-year, $50 million facility. The short-term facility will be used for seasonal inventory and receivable needs and the long-term facility will be used for working capital and capital expenditures. As a result of the long-term facility, the Registrant reclassified $22.0 million of notes payable to long-term debt as of July 30, 1995.

     As of July 30, 1995, the Registrant had definitive commitments of $39.3 million for capital expenditures for the remainder of fiscal 1996, related to capital projects at the Bladen County plant, improvements at certain of the Registrant's other meat processing facilities, and construction of new hog production facilities at Brown's.


                                PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) Annual Meeting of Stockholders held August 30, 1995.

         (b) and (c) There were 16,397,526 shares of Registrant's Common stock outstanding as of July 14, 1995, the record date for the 1995 Annual Meeting of Stockholders. A total of 12,289,844 shares were voted at the meeting.

         (b) All of management's nominees for directors of the Registrant were elected with the following vote:

                                                                        Votes
          Director Nominee                        Votes For            Withheld
          F. J. Faison, Jr.                       11,980,762            309,082
          Joel W. Greenberg                       11,974,562            315,282
          Cecil W. Gwaltney                       11,981,999            307,845
          George E. Hamilton, Jr.                 11,979,374            310,470
          Richard J. Holland                      11,981,649            308,195
          Roger R. Kapella                        12,178,562            111,282
          Lewis R. Little                         12,177,962            111,882
          Joseph W. Luter, III                    12,179,289            110,555
          Robert W. Manly, IV                     12,179,389            110,455
          Wendell H. Murphy                       11,980,727            309,117
          John O. Nielson                         12,178,537            111,307
          William H. Prestage                     11,980,727            309,117
          Aaron D. Trub                           12,178,174            111,670


          (c) The selection of Arthur Andersen LLP as independent public accountants to audit and report on Registrant's financial statements for the year ending April 28, 1996 was ratified by the stockholders with the following vote:

                                         Votes                    Votes
              Votes For                 Against                 Withheld
              12,237,356                  9,444                   43,044


          (d) Not applicable.

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



Date:  September 8, 1995