Form 10-Q
period 1995-10-29
SMITHFIELD FOODS INC
filed 1995-12-08
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 29, 1995                 Commission File Number 0-2258


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

                                                               Yes  [X]  No [ ]



                                                             Shares outstanding
      Class                                                  at December 8, 1995
Common Stock, $.50
par value per share                                             16,437,526





                                      1-11

                                              SMITHFIELD FOODS, INC.

                                                     CONTENTS


                                                                         Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

      Consolidated Balance Sheets - October 29, 1995 and
         April 30, 1995                                                   3-4

      Consolidated Statements of Operations - 13 Weeks Ended
         October 29, 1995 and October 30, 1994 and 26 Weeks
         Ended October 29, 1995 and October 30, 1994                        5

      Consolidated Statements of Cash Flows - 26 Weeks Ended
         October 29, 1995 and October 30, 1994                              6

      Notes to Consolidated Financial Statements                            7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                      8-10


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.                             10







                                                      2-11

                          PART I. FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              October 29,    April 30,
(In thousands)                                   1995         1995
ASSETS                                        (unaudited)

Current assets:
   Cash                                        $  11,800    $  14,790
   Accounts receivable less allowances
      of $573 and $540                            94,772       66,727
   Inventories                                   183,563      119,170
   Advances to joint hog production
      arrangements                                 8,998       14,042
   Prepaid expenses and other current assets      16,274       18,564
      Total current assets                       315,407      233,293

Property, plant and equipment                    457,484      415,839
   Less accumulated depreciation                (151,623)    (141,533)
      Net property, plant and equipment          305,861      274,306

Other assets:
   Cost in excess of net assets acquired
      less accumulated amortization of
      $1,508 and $1,429                            4,271        4,835
   Investments in partnerships                    34,326       27,209
   Other                                          11,585       10,582
         Total other assets                       50,182       42,626

                                               $ 671,450    $ 550,225




 See  accompanying  notes  to  consolidated  financial statements.





                                      3-11

                                              SMITHFIELD FOODS, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                 October 29,   April 30,
(In thousands)                                      1995         1995
LIABILITIES AND STOCKHOLDERS' EQUITY             (unaudited)

Current liabilities:
   Notes payable                                $ 128,600    $  69,695
   Current portion of long-term debt
      and capital lease obligations                10,468        9,961
   Accounts payable                                62,957       55,371
   Accrued expenses and other current
      liabilities                                  42,417       37,355
         Total current liabilities                244,442      172,382

Long-term debt and capital lease
   obligations                                    180,637      155,047

Other noncurrent liabilities                       32,021       28,781

Redeemable preferred stock                         30,000       10,000

Stockholders' equity:
   Preferred stock, $1.00 par value,
      authorized 1,000,000 shares                    --           --
   Common stock, $.50 par value,
      authorized 25,000,000 shares;
      issued 16,874,526 and 16,834,026 shares       8,437        8,417
   Additional paid-in capital                      50,250       49,804
   Retained earnings                              133,306      133,437
   Treasury stock, at cost, 437,000 shares         (7,643)      (7,643)
         Total stockholders' equity               184,350      184,015

                                                $ 671,450    $ 550,225




 See  accompanying  notes  to  consolidated  financial statements.













                                      4-11

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     13 Weeks        13 Weeks          26 Weeks          26 Weeks
                                                      Ended            Ended            Ended             Ended
(In thousands, except per share data)             Oct. 29, 1995    Oct. 30, 1994    Oct. 29, 1995    Oct. 30, 1994

Sales                                               $455,799        $ 373,839         $ 823,127         $ 705,599
Cost of sales                                        396,240          315,892           719,743           603,964
   Gross profit                                       59,559           57,947           103,384           101,635

Selling, general and administrative expenses          41,688           36,933            79,580            68,955
Depreciation expense                                   5,869            4,698            11,248             9,292
Interest expense                                       5,249            3,206             9,541             6,221
   Income from continuing operations before
      income taxes                                     6,753           13,110             3,015            17,167

Income taxes                                           2,138            5,030               994             6,540

   Income from continuing operations                   4,615            8,080             2,021            10,627

Loss from discontinued operations,
   net of tax                                           --               (278)           (1,800)             (455)

Net income                                          $  4,615        $   7,802         $     221         $  10,172

Net income (loss) available to common
   stockholders                                     $  4,431        $   7,633         $    (131)        $   9,834

Income (loss) per common share:
   Continuing operations                            $    .26        $     .47         $     .10         $     .61
   Discontinued operations                              --               (.02)             (.11)             (.03)

   Net income (loss)                                $    .26        $     .45         $    (.01)        $     .58

Weighted average common shares outstanding            16,921           17,081            16,909            17,034

            See accompanying notes to consolidated financial statements
                                      5-11

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        26 Weeks         26 Weeks
                                                                                         Ended             Ended
(In thousands)                                                                        Oct. 29, 1995    Oct. 30, 1994
Cash flows from operating activities:
   Net income                                                                          $     221         $ 10,172
   Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation and amortization                                                    12,303           10,404
         Increase in accounts receivable                                                 (28,045)         (12,052)
         Increase in inventories                                                         (64,393)         (24,101)
         (Increase) decrease in prepaid
            expenses and other current assets                                              2,290           (1,310)
         Increase in other assets                                                         (1,509)          (4,575)
         Increase in accounts payable, accrued
            expenses and other liabilities                                                15,888            8,357
         Loss on sale of property, plant
            and equipment                                                                    702              553
    Net cash used in operating activities                                                (62,543)         (12,552)

Cash flows from investing activities:
   Capital expenditures                                                                  (44,665)         (49,864)
   Proceeds from sale of property, plant
      and equipment                                                                        1,175              987
   Investments in partnerships                                                            (7,117)          (1,138)
   (Increase) decrease in advances to
      joint hog production arrangements                                                    5,044           (1,411)
         Net cash used in investing activities                                           (45,563)         (51,426)

Cash flows from financing activities:
   Net borrowings on notes payable                                                        58,905           16,156
   Proceeds from issuance of long-term debt
      and capital lease obligations                                                       31,000           50,000
   Proceeds from issuance of preferred stock                                              20,000             --
   Principal payments on long-term debt
      and capital lease obligations                                                       (4,903)          (4,070)
   Exercise of stock options                                                                 466            1,778
   Preferred dividends                                                                      (352)            (338)
      Net cash provided by financing activities                                          105,116           63,526

Net decrease in cash                                                                      (2,990)            (452)
Cash at beginning of the period                                                           14,790           12,350
Cash at end of period                                                                  $  11,800         $ 11,898

Supplemental disclosures of cash flow information:
Cash payments during period:
      Interest (net of amount capitalized)                                             $   9,679         $  6,448
      Income taxes                                                                     $     526         $  6,320

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

(3)  Inventories consist of the following:
                                               October 29,        April 30,
     (In thousands)                               1995              1995
     Fresh and processed meats                   $143,391        $ 82,957
     Livestock and manufacturing supplies          35,476          28,596
     Other                                          4,696           7,617
                                                 $183,563        $119,170

(4) During the second quarter, the Registrant authorized and issued 2,000 shares of Series C 6.75% cumulative convertible redeemable preferred stock in a private transaction for $20 million. These shares are convertible into 667,000 shares of the Registrant's common stock at $30.00 per share. The shares are mandatorily redeemable in October, 2005, at $10,000 per share, plus accumulated and unpaid dividends and have an equivalent liquidation preference. Redeemable preferred stock consists of the following:

                                                    October 29,     April  30,
    (In  thousands)                                    1995           1995

    Series  B  6.75%   cumulative
         convertible  redeemable  preferred  stock,
         $1.00 par value,  1,000  shares authorized,
         issued and outstanding                      $10,000         $10,000

    Series C 6.75% cumulative convertible
       redeemable  preferred stock, $1.00 par
       value, 2,000 shares authorized, issued
       and outstanding                                20,000           --

                                                     $30,000        $10,000

(5) As of April 30, 1995, the Registrant adopted a plan to dispose of the assets and business of Ed Kelly, Inc. ("Kelly"), its retail electronics subsidiary, which is stated separately as discontinued operations in the Registrant's consolidated statements of operations. Because of a delay in the timing of the planned disposal, operating losses that exceeded those that were estimated for the first quarter, and an unanticipated deterioration in the estimated realization value of Kelly's assets, an additional loss from discontinued operations, net of tax, of $1,800,000 was recorded in the quarter ended July 30, 1995.

(6) On October 6, 1995, the Registrant entered into a letter of intent to acquire all of the common stock of John Morrell & Co. from Chiquita Brands International, Inc. for $58 million. The report on Form 8-K dated October 6, 1995 gives more details on the proposed transaction.


                                      7-11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

RESULTS OF  OPERATIONS
13 Weeks Ended October 29, 1995 -
13 Weeks Ended October 30, 1994

     Sales in the second quarter of fiscal 1996 increased $82.0 million, or 21.9%, from the same quarter a year ago. The increase was the result of an 11.5% increase in sales tonnage and a 9.3% increase in unit sales prices. The increase in sales tonnage was the result of a 24.8% increase in fresh pork tonnage offset by a 7.7% decrease in processed meats tonnage. The increase in fresh pork tonnage reflected increased slaughter levels at the Registrant's Bladen County, North Carolina plant.

     Cost of sales increased $80.3 million, or 25.4%, in the second quarter of fiscal 1996, reflecting the increased sales tonnage and sharply higher live hog prices. Gross profit in the second quarter of fiscal 1996 increased by $1.6 million, or 2.8%, compared with the same quarter of fiscal 1995. The gross profit reflected lower margins on sales of both fresh pork and processed meats compared with the second quarter of fiscal 1995. These margins were offset by substantially improved results at the Registrant's hog production operations, Brown's of Carolina, Inc. ("Brown's") and the Smithfield-Carroll's joint hog production arrangement. Costs associated with the start-up of a second shift in the slaughter operations at the Bladen County plant also adversely affected gross profit in the fiscal 1996 quarter.

     Selling, general and administrative expenses increased $4.8 million, or 12.9%, in the second quarter of fiscal 1996. The increase reflected higher warehousing and transportation costs as well as higher selling and marketing costs associated with the 11.5% increase in sales tonnage.

     Depreciation expense increased $1.2 million, or 24.9%, in the second quarter of fiscal 1996 from the same quarter a year ago. The increase is related to continued expansion at the Bladen County plant and additional hog production facilities at Brown's.

     Interest expense increased $2.0 million, or 63.7%, in the second quarter of fiscal 1996, reflecting higher long-term debt related to the funding of capital projects at the Bladen County plant and Brown's, and higher short- and long-term interest rates.

     The effective income tax rate for the second quarter of fiscal 1996 decreased to 31.7% from 38.4% in the corresponding period a year ago, reflecting a lower tax rate on foreign sales and benefits related to certain insurance contracts.

     The income from continuing operations of $4.6 million in the second quarter of fiscal 1996 compared with income from continuing operations of $8.1 million a year ago reflects the factors discussed above.

     As of April 30, 1995, the Registrant adopted a plan to dispose of the assets and business of Ed Kelly, Inc., its retail electronics subsidiary, which is reported separately as discontinued operations in the Registrant's consolidated statements of operations. There were no losses accrued in the second quarter of fiscal 1996, compared with a small loss in the same period of fiscal 1995.

     Reflecting the factors discussed above, net income for the second quarter of fiscal 1996 was $4.6 million compared with net income of $7.8 million in the same quarter of the prior fiscal year.

                                      8-11

26 Weeks Ended October 29, 1995 -
26 Weeks Ended October 30, 1994

     Sales in the first six months of fiscal 1996 increased $117.5 million, or 16.7%, from the same period a year ago. The increase resulted from a 13.1% increase in sales tonnage and a 3.1% increase in unit selling prices. The increase in sales tonnage was the result of a 24.7% increase in fresh pork tonnage offset by a 4.7% decrease in processed meats tonnage. The increase in fresh pork tonnage reflected increased slaughter levels at the Registrant's Bladen County, North Carolina plant.

     Cost of sales increased $115.8 million, or 19.2%, in the first six months of fiscal 1996, reflecting increased sales tonnage and increased raw material costs due to higher live hog prices. Gross profit in the first half of fiscal 1996 increased by $1.7 million, or 1.7%, compared to the same period of fiscal 1995. The gross profit reflected lower margins on sales of both fresh pork and processed meats compared with the first six months of fiscal 1995. These margins were offset with improved results at Brown's and Smithfield-Carroll's. Costs associated with the start-up of a second shift in the slaughter operations and labor inefficiencies in the new conversion operations at the Bladen County plant also adversely affected gross profit in the fiscal 1996 period.

     Selling, general and administrative expenses increased $10.6 million, or 15.4%, in the first six months of fiscal 1996. The increase reflected higher warehousing and transportation costs as well as higher selling and marketing costs associated with the increased sales tonnage.

     Depreciation expense increased $2.0 million, or 21.1%, in the first half of fiscal 1996 from the corresponding period a year ago. The increase is related to continued expansion at the Bladen County plant and additional hog production facilities at Brown's.

     Interest expense increased $3.2 million, or 51.9%, in the first six months of fiscal 1996, reflecting higher long-term debt related to the funding of capital projects at the Bladen County plant and Brown's, and higher short- and long-term interest rates.

     The effective income tax rate for the first six months of fiscal 1996 decreased to 33.0% from 38.1% in the corresponding period a year ago, reflecting a lower tax rate on foreign sales and benefits related to certain insurance contracts.

     The income from continuing operations of $2.0 million in the first six months of fiscal 1996 compared with income from continuing operations of $10.6 million a year ago reflects the factors discussed above.

     As of April 30, 1995, the Registrant adopted a plan to dispose of the assets and business of Ed Kelly, Inc., its retail electronics subsidiary, which is reported separately as discontinued operations in the Registrant's consolidated statements of operations. As a result of the delay in the timing of the planned disposal, operating losses that exceeded those that were anticipated for the quarter, and an unanticipated deterioration in the estimated realization value of Kelly's assets, an additional loss from discontinued operations, net of tax, of $1.8 million was recorded in the first quarter of fiscal 1996. This compares with a small loss in the first six months of fiscal 1995.

     Reflecting the factors discussed above, net income for the first six months of fiscal 1996 was $.2 million compared with net income of $10.2 million in the same period of the prior fiscal year.



                                      9-11

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal 1996, the Registrant's cash used in operations was $62.5 million, largely the result of a significant increase in the levels of inventories and accounts receivable associated with a build-up of freezer stocks for the fall holiday season, and an increased level of business related to the continued increase in slaughter level at the Bladen County plant. Traditionally, the Registrant builds large inventories of hams in the spring and summer months which are sold during the heavy fall selling season. These sales are converted to cash and used to reduce short-term bank debt in the Registrant's fiscal third quarter.

     Capital expenditures in the first six months of fiscal 1996 totaled $44.7 million, consisting primarily of $19.3 million to increase storage and distribution capacities at the Bladen County plant, and $16.1 million for hog production facilities at Brown's.

     The significant increases in the levels of inventories and accounts receivable, and the capital expenditures were funded with $89.9 million in borrowings under the Registrant's bank revolving credit facility and $20.0 million in cash from the private sale in October of the Registrant's Series C 6.75% cumulative convertible redeemable preferred stock to Sumitomo Corporation of America. The preferred stock is convertible into 667,000 shares of the Registrant's common stock at $30.00 per share. On July 31, 1995, the Registrant increased its revolving credit facility to $200 million from $110 million. The amended revolving facility, which was provided by a group of six banks, consists of a 364-day, $150 million revolving credit facility and a two-year, $50 million revolving credit facility. The short-term facility is being used for seasonal inventory and receivable needs and the long-term facility is being used for working capital and capital expenditures.

     As of October 29, 1995, the Registrant had definitive commitments of $39.3 million for capital expenditures for the remainder of fiscal 1996, related to capital projects at certain of its meat processing facilities and construction of new hog production facilities at Brown's.

     On October 6, 1995, the Registrant entered into a letter of intent to acquire all of the common stock of John Morrell & Co. from Chiquita Brands International, Inc. for $58 million, consisting of $33 million of Registrant's common stock and $25 million in cash, which will be borrowed under Registrant's revolving credit facility. The Registrant will also assume all of John Morrell's liabilities. John Morrell is a large fresh pork and processed meats processor headquartered in Cincinnati, Ohio, with plants in Sioux Falls, South Dakota, Sioux City, Iowa, Great Bend, Kansas, Cincinnati, Ohio and Chicago, Illinois.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  A.  Exhibits.
       Exhibit 11 - Computation of Net Income Per Share
       Exhibit 27 - Financial Data Schedule (electronically submitted)

  B.  Reports on Form 8-K.
       The following reports on Form 8-K were filed during quarter ended October 29, 1995:

       Report on Form 8-K dated October 6, 1995 reporting Item 5. Other Events. Report on Form 8-K dated October 26, 1995 reporting Item 5. Other Events.


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



Date:  December 8, 1995


                                      11-11

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



Date:  December 8, 1995



                                      11-11