Form 10-Q
period 1996-01-28
SMITHFIELD FOODS INC
filed 1996-03-13
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                                     FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                        OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 28, 1996                 Commission File Number 0-2258


                             SMITHFIELD FOODS, INC.
                               900 Dominion Towers
                               999 Waterside Drive
                             Norfolk, Virginia 23510

                                 (804) 365-3000




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

                                                               Yes  X   No



                                      Shares outstanding
      Class                            at March 12, 1996
-------------------                    -----------------
Common Stock, $.50
par value per share                     18,006,015



                                                       1-13

                                              SMITHFIELD FOODS, INC.

                                                     CONTENTS


                                                                         Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

      Consolidated Balance Sheets - January 28, 1996 and
         April 30, 1995                                                 3-4

      Consolidated Statements of Income - 13 Weeks Ended
         January 28, 1996 and January 29, 1995 and 39 Weeks
         Ended January 28, 1996 and January 29, 1995                     5

      Consolidated Statements of Cash Flows - 39 Weeks Ended
         January 28, 1996 and January 29, 1995                           6

      Notes to Consolidated Financial Statements                        7-8

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                    9-12


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.                            12




                                                       2-13

                          PART I. FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                        January 28,              April 30,
(In thousands)                                                              1996                    1995
ASSETS                                                                  (Unaudited)

Current assets:
   Cash                                                                $      24,165            $     14,790
   Accounts receivable less allowances
       of $1,309 and $540                                                    144,136                  66,727
   Inventories                                                               187,558                 119,170
   Advances to joint hog production
      arrangements                                                             5,044                  14,042
   Prepaid expenses and other current assets                                  18,756                  18,564
                                                                       -------------            ------------
      Total current assets                                                   379,659                 233,293
                                                                       -------------            ------------

Property, plant and equipment                                                558,168                 415,839
   Less accumulated depreciation                                            (157,154)               (141,533)
                                                                       -------------            ------------
      Net property, plant and equipment                                      401,014                 274,306
                                                                       -------------            ------------

Other assets:
   Cost in excess of net assets acquired
      less accumulated amortization of
      $1,547 and $1,429                                                        4,231                   4,835
   Investments in partnerships                                                36,520                  27,209
   Other                                                                      23,153                  10,582
                                                                       -------------            ------------
         Total other assets                                                   63,904                  42,626
                                                                       -------------            ------------

                                                                       $     844,577            $    550,225
                                                                       =============            ============




          See accompanying notes to consolidated financial statements.














                                                       3-13

                                              SMITHFIELD FOODS, INC.
                                            CONSOLIDATED BALANCE SHEETS


                                                                        January 28,              April 30,
(In thousands)                                                             1996                     1995
LIABILITIES AND STOCKHOLDERS' EQUITY                                    (Unaudited)

Current liabilities:
   Notes payable                                                       $      83,000            $     69,695
   Current portion of long-term debt
      and capital lease obligations                                           11,536                   9,961
   Accounts payable                                                          114,204                  55,371
   Accrued expenses and other current
      liabilities                                                             87,675                  37,355
                                                                       -------------            ------------
         Total current liabilities                                           296,415                 172,382
                                                                       -------------            ------------

Long-term debt and capital lease
   obligations                                                               198,968                 155,047
                                                                       -------------            ------------

Other noncurrent liabilities:
   Deferred income taxes                                                       1,654                  18,404
   Pension and post-retirement benefits                                       75,138                   4,733
   Other                                                                      16,708                   5,644
                                                                       -------------            ------------
      Total other noncurrent liabilities                                      93,500                  28,781
                                                                       -------------            ------------

Redeemable preferred stock                                                    30,000                  10,000
                                                                       -------------            ------------

Stockholders' equity:
   Preferred stock, $1.00 par value,
      authorized 1,000,000 shares                                                  -                       -
   Common stock, $.50 par value,
      authorized 25,000,000 shares;
      issued 17,977,899 and 16,834,026
      shares                                                                   8,989                   8,417
   Additional paid-in capital                                                 82,818                  49,804
   Retained earnings                                                         141,530                 133,437
   Treasury stock, at cost, 437,000 shares                                    (7,643)                 (7,643)
                                                                       -------------            ------------
         Total stockholders' equity                                          225,694                 184,015
                                                                       -------------            ------------

                                                                       $     844,577            $    550,225
                                                                       =============            ============




          See accompanying notes to consolidated financial statements.






                                                       4-13

                                                       SMITHFIELD FOODS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                              13 Weeks                13 Weeks                 39 Weeks                 39 Weeks
                                                Ended                   Ended                    Ended                    Ended
(In thousands, except per share data)       Jan. 28, 1996           Jan. 29, 1995            Jan. 28, 1996            Jan. 29, 1995
-------------------------------------       -------------           -------------            -------------            -------------

Sales                                       $   687,000             $   439,353              $  1,510,127             $  1,144,952
Cost of sales                                   630,681                 384,163                 1,397,373                1,028,939
                                            ------------            ------------             -------------            ------------
   Gross profit                                  56,319                  55,190                   112,754                  116,013

Selling, general and administrative
  expenses                                       27,585                  18,136                    60,216                   46,279
Depreciation expense                              6,945                   5,138                    18,193                   14,430
Interest expense                                  5,329                   3,840                    14,870                   10,061
                                            ------------            ------------             -------------            ------------
   Income from continuing operations
     before income taxes                         16,460                  28,076                    19,475                   45,243
Income taxes                                      5,673                  10,028                     6,667                   16,568
                                            ------------            ------------             -------------            ------------

Income from continuing operations                10,787                  18,048                    12,808                   28,675
Loss from discontinued operations,
   net of tax                                    (2,100)                   (718)                   (3,900)                  (1,173)
                                            ------------            ------------             -------------            -------------
Net income                                  $     8,687             $    17,330              $      8,908             $     27,502
                                            ------------            ------------             -------------            ------------

Net income available to common
  stockholders                              $     8,151             $    17,162              $      8,034             $     26,996
                                            ============            ============             =============            ============

Income (loss) per common share:
   Continuing operations                    $       .58             $      1.04              $        .70             $       1.65
   Discontinued operations                         (.12)                   (.04)                     (.23)                    (.07)
                                            ------------            ------------             -------------            -------------

      Net income                            $       .46             $      1.00              $        .47             $       1.58
                                            ============            ============             =============            ============

Weighted average common shares
   outstanding                                   17,633                  17,137                    17,152                   17,018
                                            ============            ============             =============            ============


          See accompanying notes to consolidated financial statements.


                                                                5-13

                             SMITHFIELD FOODS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          39 Weeks                 39 Weeks
                                                                           Ended                    Ended
(In thousands)                                                         Jan. 28, 1996            Jan. 29, 1995
--------------                                                         -------------            -------------
Cash flows from operating activities:
   Net income                                                          $       8,908            $      27,502
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                        19,935                   16,191
         Increase in accounts receivable                                     (11,753)                 (13,406)
         (Increase) decrease in inventories                                  (19,931)                   8,477
         (Increase) decrease in prepaid expenses
            and other current assets                                             201                   (3,072)
         Increase in other assets                                            (12,102)                 (10,417)
         Increase in accounts payable,
            accrued expenses and other
            liabilities                                                       28,867                   20,353
         Loss on sale of property, plant
            and equipment                                                      1,816                      555
                                                                       -------------            -------------
    Net cash provided by operating activities                                 15,941                   46,183
                                                                       -------------            -------------

Cash flows from investing activities:
   Capital expenditures                                                      (61,808)                 (70,998)
   Payment of cash portion for purchase of
      John Morrell & Co., net of cash acquired                               (14,079)                      -
   Proceeds from sale of property, plant
      and equipment                                                            1,993                    1,911
   Investments in partnerships                                                  (235)                  (4,372)
                                                                       -------------            -------------
      Net cash used in investing activities                                  (74,129)                 (73,459)
                                                                       -------------            -------------

Cash flows from financing activities:
   Net borrowings (repayments) on notes payable                                6,029                  (15,779)
   Proceeds from issuance of long-term debt                                   50,000                   50,000
   Principal payments on long-term debt
      and capital lease obligations                                           (8,177)                 (11,485)
   Exercise of common stock options                                              585                    1,908
   Proceeds from issuance of preferred stock                                  20,000                       -
   Preferred dividends                                                          (874)                    (506)
                                                                       -------------             -------------
      Net cash provided by (used in)
         financing activities                                                 67,563                   24,138
                                                                        -------------            -------------
Net increase (decrease) in cash                                                9,375                   (3,138)
Cash at beginning of period                                                   14,970                   12,350
                                                                       -------------            -------------
Cash at end of period                                                  $      24,165            $       9,212
                                                                       =============            =============

Supplemental disclosures of cash flow information:
  Cash payments during period:
      Interest (net of amount capitalized)                             $      14,599            $      10,476
                                                                       =============            =============
      Income taxes                                                     $       1,892            $      10,465
                                                                       =============            =============

          See accompanying notes to consolidated financial statements.


                                                                6-13

                             SMITHFIELD FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Notes to Consolidated Financial Statements included in Registrant's Annual Report for the fiscal year ended April 30, 1995 should be read in conjunction with the quarterly financial statements.

(2)  Certain   expenses   previously   classified   as   selling,   general  and
     administrative have been reclassified as cost of sales.

(3) The financial information furnished herein is unaudited. The information reflects all adjustments (which included only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods included in this report.

(4)  Inventories consist of the following:

                                              January 28,              April 30,
     (In thousands)                              1996                     1995
     --------------                           -----------             --------

     Fresh and processed meats                 $140,766                $ 82,957
     Livestock and manufacturing supplies        46,792                  28,596
     Other                                           -                    7,617
                                               --------                --------
                                               $187,558                $119,170
                                               ========                ========

(5) During the second quarter, the Registrant authorized and issued 2,000 shares of Series C 6.75% cumulative convertible redeemable preferred stock in a private transaction for $20,000,000. These shares are convertible into 666,666 shares of the Registrant's common stock at $30.00 per share. The shares are mandatorily redeemable in October, 2005, at $10,000 per share, plus accumulated and unpaid dividends and have an equivalent liquidation preference. Redeemable preferred stock consists of the following:

                                                  January 28,      April 30,
     (In thousands)                                  1996            1995
     --------------                               -----------     --------
     Series B 6.75% cumulative convertible
        redeemable preferred stock, $1.00 par
        value, 1,000 shares authorized, issued
        and outstanding                           $ 10,000         $ 10,000

     Series C 6.75% cumulative convertible
        redeemable preferred stock, $1.00 par
        value, 2,000 shares authorized, issued
        and outstanding                             20,000              -
                                                   --------       --------

                                                  $ 30,000        $ 10,000
                                                  ========        ========

     Subsequent to January 28, 1996, all of the Series B 6.75% preferred stock was converted into 465,116 shares of the Registrant's common stock at $21.50 per share.



                                                                7-13

(6) As of April 30, 1995, the Registrant adopted a plan to dispose of the assets and business of Ed Kelly, Inc. ("Kelly"), its former retail electronics subsidiary, which is reported separately as discontinued operations in the Registrant's consolidated statements of operations. Because the disposal took much longer than planned, operating losses exceeded estimations and deterioration in the estimated realization value of Kelly's assets was greater than anticipated. As a result, an additional loss from discontinued operations, net of tax, of $2,100,000 was recorded in the quarter ended January 28, 1996. For the thirty-nine weeks ended January 28, 1996, total loss from discontinued operations, net of tax, aggregated $3,900,000.

(7) On December 20, 1995, the Registrant acquired all of the capital stock of John Morrell & Co. ("Morrell") from Chiquita Brands International, Inc. for $58,000,000, consisting of $25,000,000 in cash (borrowed under the Registrant's $200,000,000 revolving credit facility with a group of six banks) and 1,094,273 shares of the Registrant's common stock, plus the assumption of all of Morrell's liabilities. The acquisition was accounted for under the purchase method of accounting and the results of Morrell are included in the accompanying consolidated financial statements since December 20, 1995. Morrell operates five plants in the Midwest, slaughters 30,000 hogs a day, and has a large branded processed meat base with a strong market presence in the Midwest and western United States.

          The   following   unaudited   pro  forma   information   combines  the
     results of the Registrant and Morrell as if the acquisition had occurred at the beginning of the periods presented.


                                                  39 Weeks         39 Weeks
                                                   Ended            Ended
     (In thousands, except per share data)      Jan. 28, 1996   Jan. 29, 1995
     -------------------------------------      -------------   -------------
     Sales                                        $2,540,795     $2,209,090
     Income from continuing operations                16,707         38,776
     Net income                                       12,807         37,603

     Income per common share:
        Continuing operations                            .88           2.06
        Net income                                       .66           2.00

     The Registrant filed a report on Form 8-K/A on March 4, 1996 which provides complete pro forma information related to the acquisition of Morrell.









                                                                8-13

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

13 Weeks Ended January 28, 1996 -
13 Weeks Ended January 29, 1995

Sales in the third quarter of fiscal 1996 increased $247.6 million, or 56.4%, from the same quarter a year ago. The increase was primarily due to the sales of John Morrell & Co. ("Morrell") since December 20, 1995 and increased slaughter levels at the Registrant's Bladen County, North Carolina plant. The sales dollar increase is the result of increased sales tonnage of 44.4% combined with an 8.3% increase in unit sales prices. The increase in sales tonnage was the result of an 80.7% increase in fresh pork tonnage and a 15.3% increase in processed meats tonnage.

     Cost of sales increased $246.5 million, or 64.2%, in the third quarter of fiscal 1996, reflecting the increased sales tonnage, sharply higher live hog prices and higher warehousing and transportation costs associated with the increase in sales tonnage. Gross profit in the third quarter of fiscal 1996 increased by $1.1 million, or 2.0%, compared with the same quarter of fiscal 1995, when margins benefited from unusually low hog prices. The gross profit reflected lower margins on increased sales of both fresh pork and processed meats compared with the third quarter of fiscal 1995. These margins were offset by substantially improved results at the Registrant's hog production operations.

     Selling, general and administrative expenses increased $9.4 million, or 52.1%, in the third quarter of fiscal 1996. The increase is primarily the result of the inclusion of the operations of Morrell since December 20, 1995.

     Depreciation expense increased $1.8 million, or 35.2%, in the third quarter of fiscal 1996 from the same quarter a year ago. The increase is related to continued expansion at the Bladen County plant, additional hog production facilities at Brown's of Carolina, Inc. ("Brown's") and the inclusion of the operations of Morrell since December 20, 1995.

     Interest expense increased $1.5 million, or 38.8%, in the third quarter of fiscal 1996, reflecting increased carrying costs on long-term debt related to the funding of capital projects at the Bladen County plant and Brown's, higher short- and long-term interest rates, and the interest costs associated with the cash portion of the purchase price related to the acquisition of Morrell.

     The effective income tax rate for the third quarter of fiscal 1996 decreased to 34.5% from 35.7% in the corresponding period a year ago, reflecting a lower tax rate on foreign sales and benefits related to certain insurance contracts.

     Income from continuing operations totalled $10.8 million in the third quarter of fiscal 1996 compared with income from continuing operations of $18.0 million a year ago and reflects the factors discussed above.

     In the third quarter, the Registrant completed the disposition of the assets and business of Ed Kelly, Inc. ("Kelly"), its former retail electronics subsidiary, which is reported separately as discontinued operations in the Registrant's consolidated statements of income. The delay in the final disposition of Kelly's assets and business led to an unanticipated deterioration in Kelly's estimated realization value, resulting in an additional loss from discontinued operations, net of tax, of $2.1 million in the third quarter of fiscal 1996.


                                                                9-13

     Reflecting the factors discussed above, net income for the third quarter of fiscal 1996 was $8.7 million compared with net income of $17.3 million in the same quarter of the prior fiscal year.

39 Weeks Ended January 28, 1996 -
39 Weeks Ended January 29, 1995

Sales in the first nine months of fiscal 1996 increased $365.2 million, or 31.9%, from the same period a year ago. The increase was due primarily to the sales of Morrell since December 20, 1995 and increased slaughter levels at the Registrant's Bladen County, North Carolina plant. The sales dollar increase is the result of increased sales tonnage of 25.5% combined with a 5.1% increase in unit sales prices. The increase in sales tonnage was the result of a 45.9% increase in fresh pork tonnage and a 3.0% increase in processed meats tonnage.

     Cost of sales increased $368.4 million, or 35.8%, in the first nine months of fiscal 1996, reflecting the increased sales tonnage, sharply higher live hog prices and higher warehousing and transportation costs associated with the increase in sales tonnage. Gross profit in the first nine months of fiscal 1996 decreased by $3.3 million, or 2.8%, compared with the same period of fiscal 1995 when margins benefited from unusually low hog prices. The gross profit reflected lower margins on increased sales of both fresh pork and processed meats compared with the first nine months of fiscal 1995. These margins were offset by substantially improved results at the Registrant's hog production operations.

     Selling, general and administrative expenses increased $13.9 million, or 30.1%, in the first nine months of fiscal 1996. The increase is primarily the result of the inclusion of the operations of Morrell since December 20, 1995 and higher selling and marketing costs associated with the increase in sales tonnage.

     Depreciation expense increased $3.8 million, or 26.1%, in the first nine months of fiscal 1996 from the same period a year ago. The increase is related to continued expansion at the Bladen County plant, additional hog production facilities at Brown's and the inclusion of the operations of Morrell.

     Interest expense increased $4.8 million, or 47.8%, in the first nine months of fiscal 1996, reflecting increased carrying costs on long-term debt related to the funding of capital projects at the Bladen County plant and Brown's, higher short- and long-term interest rates, and interest costs associated with the cash portion of the purchase price related to the acquisition of Morrell.

     The effective income tax rate for the first nine months of fiscal 1996 decreased to 34.2% from 36.6% in the corresponding period a year ago, reflecting a lower tax rate on foreign sales and benefits related to certain insurance contracts.

     Income from continuing operations totalled $12.8 million in the first nine months of fiscal 1996 compared with income from continuing operations of $28.7 million a year ago and reflects the factors discussed above.

                                                                10-13

     In the third quarter, the Registrant completed the disposition of the assets and business of Kelly, its former retail electronics subsidiary, which is reported separately as discontinued operations in the Registrant's consolidated statements of income. The delay in the final disposition of Kelly's assets and business led to an unanticipated deterioration in Kelly's estimated realization value, resulting in an additional loss from discontinued operations, net of tax, of $3.9 million for the first nine months of fiscal 1996.

      Reflecting the factors discussed above, net income for the first nine months of fiscal 1996 was $8.9 million compared with net income of $27.0 million in the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1996, the Registrant's cash provided by operations was $15.9 million, largely the result of profitable operations and non-cash charges offset by increased requirements for working capital.

     Capital expenditures in the first nine months of fiscal 1996 totaled $61.8 million, consisting primarily of $22.7 million for hog production facilities at Brown's and $22.0 million to increase storage and distribution capacities at the Bladen County plant.

     On December 20, 1995, the Registrant acquired from Chiquita Brands International, Inc. all of the outstanding capital stock of Morrell for a total purchase price of $58.0 million, consisting of $25.0 million in cash (borrowed under the Registrant's $200.0 million revolving credit facility) and the issuance of 1,094,273 shares of its common stock. The Registrant also assumed all of Morrell's liabilities, including $77.5 million in unfunded pension liabilities.

     The capital expenditures were funded with a portion of the $50.0 million long-term borrowings under the Registrant's bank revolving credit facility and $20.0 million in cash from the private sale in October 1995 of the Registrant's Series C 6.75% cumulative convertible redeemable preferred stock to Sumitomo Corporation of America. The preferred stock is convertible into 666,666 shares of the Registrant's common stock at $30.00 per share. In the second quarter, the Registrant increased its revolving credit facility to $200.0 million from $110.0 million. The amended revolving credit facility, which is provided by a group of six banks, consists of a 364-day, $150.0 million revolving credit facility and a two-year, $50.0 million revolving credit facility. The short-term facility is being used for seasonal inventory and receivable needs and the long-term facility is being used for working capital and capital expenditures.

     In connection with the acquisition of Morrell, the Registrant assumed a $75.0 million credit facility related to the assets and business of Morrell, which expires on April 30, 1996 and is used for working capital at the company. The Registrant plans to increase its existing $200.0 million facility to $275.0 million in the fourth quarter of fiscal 1996 and allow the $75.0 million credit facility to expire.

     The Registrant currently plans to place $125.0 million of long-term, secured debt with a group of institutional lenders in the first quarter of fiscal 1997. The proceeds will be used to repay $45.0 million of existing long-term debt due in October 1997 and reduce short-term borrowings under its existing credit facility.


                                                                11-13

     As of January 28, 1996, the Registrant had definitive commitments of $42.6 million for capital expenditures related to capital projects at certain of its meat processing facilities and construction of new hog production facilities and a feedmill at Brown's.

     Subsequent to January 28, 1996, all of the Registrant's Series B 6.75% preferred stock (totalling $10.0 million) was converted to 465,116 shares of its common stock at $21.50 per share.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

            A.  Exhibits.

                   Exhibit 11 - Computation of Net Income Per Share

                   Exhibit 27 - Financial Data Schedule (electronically
                     submitted)

            B.  Reports on Form 8-K.

                   The following reports on Form 8-K were filed during quarter ended January 28, 1996:

                   Report on Form 8-K dated December 22, 1995 reporting Item 5. Other Events.

                   Report on Form 8-K dated January 4, 1996 reporting Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits








                                                                12-13

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



Date:  March 12, 1996







                                                                13-13