Form 10-K
period 1996-04-28
SMITHFIELD FOODS INC
filed 1996-07-18
CIK 91388

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -----------------------------

                                   FORM 10-K

                         -----------------------------

  (Mark One)

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended April 28, 1996

                                        or

        [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to

                         COMMISSION FILE NUMBER: 0-2258

                             SMITHFIELD FOODS, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                       52-0845861
 (State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)        Identification No.)

       900 DOMINION TOWER
       999 WATERSIDE DRIVE
        NORFOLK, VIRGINIA                        23510
(Address of principal executive offices)         (Zip Code)

                                 (804) 365-3000
              (Registrant's telephone number, including area code)

                         -----------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                                (Title of Class)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.50 PAR VALUE PER SHARE
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates as of July 12, 1996 was approximately $269,536,688. This figure was calculated by multiplying (i) the $23-7/16 last sales price of Registrant's Common Stock as reported on The Nasdaq National Market on July 12, 1996 by (ii) the number of shares of Registrant's Common Stock not held by any officer or director of the Registrant or any person known to the Registrant to own more than five percent of the outstanding Common Stock of the Registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the Registrant is in fact an affiliate of the Registrant.

     At July 12, 1996, 18,016,015 shares of the Registrant's Common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on August 28, 1996.

                               TABLE OF CONTENTS

  ITEM
 NUMBER                                                                  PAGE

                                     PART I

1.  Business................................................................ 3
       General.............................................................. 3
       Business Strategy.................................................... 3
       Revenue by Source.................................................... 4
       Fresh Pork Products ................................................. 4
       Processed Meat Products.............................................. 5
       Raw Materials ....................................................... 5
       Customers and Marketing ............................................. 6
       Distribution......................................................... 6
       Competition ......................................................... 6
       Regulation .......................................................... 7
       Employees ........................................................... 8
       Other  .............................................................. 8
2.  Properties ............................................................. 8
3.  Legal Proceedings ..................................................... 10
4.  Submission of Matters to a Vote
       of Security Holders ................................................ 10
4A. Executive Officers of the Company ..................................... 11

                                    PART II

5.  Market for Company's Common Equity
       and Related Stockholder Matters .................................... 13
6.  Selected Financial Data ............................................... 14
7.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations ...................... 15
8.  Financial Statements and Supplementary Data ........................... 18
9.  Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure ............................. 18

                                    PART III

10. Directors and Executive Officers of the Company ....................... 19
11. Executive Compensation ................................................ 19
12.    Security Ownership of Certain Beneficial Owners
       and Management ..................................................... 19
13. Certain Relationships and Related Transactions ........................ 19

                                    PART IV

14. Exhibits, Financial Statement Schedules,
       and Reports on Form 8-K............................................. 20

SIGNATURES ............................................................... S-1

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ........... F-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Smithfield Foods, Inc. (the "Company"), as a holding company, conducts its pork processing operations through four principal subsidiaries: Gwaltney of Smithfield, Ltd. ("Gwaltney") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"), both based in Smithfield, Virginia; John Morrell & Co. ("John Morrell"), based in Cincinnati, Ohio; and Patrick Cudahy Incorporated ("Patrick Cudahy"), based in Cudahy, Wisconsin. The Company also conducts hog production operations through its Brown's of Carolina, Inc. subsidiary ("Brown's") and Smithfield-Carroll's, a joint hog production arrangement between the Company and Carroll's Foods of Virginia, Inc., an affiliate of Carroll's Foods, Inc., Warsaw, North Carolina. Both Brown's and Smithfield-Carroll's produce hogs for the Company's pork processing plants in Bladen County, North Carolina and Smithfield, Virginia. The Company is also a participant in the Circle Four joint hog production arrangement with Carroll's Foods, Inc., Murphy Family Farms, Inc. and Prestage Farms, Inc., all large North Carolina hog producers, which conducts hog production operations in Milford, Utah. In this report, references to "Smithfield Foods" or the "Company" are to Smithfield Foods, Inc. together with all of its subsidiaries (including John Morrell from December 20, 1995), unless the context otherwise indicates.

        The Company is one of the largest combined pork slaughterers and further processors in the United States, producing a wide variety of fresh pork and processed meat products which it markets domestically and to selected foreign markets, including Japan, Russia, Mexico and other countries.

        As consumers have become more health conscious, pork producers and processors, including the Company, have focused on providing leaner fresh pork products as well as fat-free, lower-fat and lower-salt processed meats. Management believes that lean pork products which are more attractive to diet-conscious Americans, together with the industry's efforts to heighten public awareness of pork as an attractive protein source, have led to increased consumer demand for pork products. The Company has developed and is marketing a line of extremely lean, premium fresh pork products under the Smithfield Lean Generation trademark to selected retail chains and institutional foodservice customers.

BUSINESS STRATEGY

        Since 1975, when current management assumed control, Smithfield Foods has expanded both its production capacity and its markets through a combination of strong internal growth and the acquisition of regional and multi-regional companies with well-recognized brand identities. In fiscal 1982, the Company acquired Gwaltney, then Smithfield Packing's principal Mid-Atlantic competitor. This acquisition doubled the Company's sales and slaughter capacity and added several popular lines of branded products along with a state-of-the-art hot dog and luncheon meats production facility. The proximity of Gwaltney to Smithfield Packing allowed for synergies and cost savings in manufacturing, purchasing, engineering and transportation.

        This combination set the stage for a series of acquisitions of smaller regional processors with widely-recognized brands. In fiscal 1985, the Company acquired Patrick Cudahy, which added a prominent line of dry sausage products to the Company's existing line of processed meats. In fiscal 1986, the Company acquired Esskay, Inc., a firm with a broad line of delicatessen products having substantial brand loyalty in the Baltimore-Washington, D.C. metropolitan area. In fiscal 1991, the Company acquired the Mash's brand name and a ham processing plant in Landover, Maryland. In fiscal 1993, the Company acquired the Valleydale brand name and a bacon processing plant in Salem, Virginia.

        On December 20, 1995, the Company acquired John Morrell & Co., a major Midwestern pork processor with primary markets in the Midwest, Northeast and Western United States. This acquisition changed the Company's character from a large multi-regional pork processor to one with national distribution. It also doubled the Company's sales and slaughter capacity, added several popular lines of branded processed meat products along with four efficient processing facilities and more than doubled the Company's international sales. The Company believes that John Morrell's strength in smoked sausage, hot dogs, luncheon meats, bacon and smoked hams complements the strong smoked meats, hot dog and bacon business of the Company's Eastern operations. In addition, by pooling the operational skills and expertise of management personnel, the combined Company has already improved operating performance at a number of its plants. Furthermore, the combination presents substantial opportunities for cost savings in the areas of processing, marketing, purchasing and distribution.

        The Company's business is based around four strategic initiatives: (i) capitalizing on the Company's new status as a major national pork processor;
(ii) use of the leanest genetics commercially available to enable the Company to market highly differentiated pork products; (iii) vertical integration into state-of-the-art hog production through Company-owned hog production operations and long-term partnerships and alliances with large and efficient hog producers; and (iv) continued growth through selective acquisition of regional pork processors and brands.

        As a complement to the Company's hog processing operations, the Company has vertically integrated into state-of-the-art hog production through Brown's and Smithfield-Carroll's. In addition, the Company is supplementing the hogs it obtains from these hog production operations with market-indexed, multi-year agreements with several of the nation's largest suppliers of high quality hogs, strategically located in North Carolina, including Carroll's Foods, Inc., Maxwell Foods, Inc., Murphy Family Farms, Inc., and Prestage Farms, Inc.

        In May 1991, Smithfield-Carroll's acquired from National Pig Development Company ("NPD"), a British firm, the exclusive United States franchise rights for genetic lines of specialized breeding stock. The NPD hogs produced by these superior genetic lines are significantly leaner than almost any other animals available in commercial volume in the United States. Management believes that the leanness and increased meat yields of these hogs will, over time, improve the Company's profitability with respect to both fresh pork and processed meat products and provide a competitive advantage over other domestic pork processors. In fiscal 1996, the Company processed 847,000 NPD hogs.

REVENUES BY SOURCE

        The Company's sales are in one industry segment, meat processing. The following table shows for the fiscal periods indicated the percentages of the Company's revenues derived from fresh pork, processed meats, and other products (including John Morrell from December 20, 1995).

                               1996      1995      1994      1993       1992
                               ----      ----      ----      ----       ----
Fresh Pork............          59%       51%       48%       41%        39%
Processed Meats.......          37%       45%       49%       55%        57%
Other Products........           4%        4%        3%        4%         4%
                              ----      ----      ----      ----       ----
                               100%      100%      100%      100%       100%
                               ===       ===       ===       ===        ===

        The increase in percentage of revenues derived from fresh pork since fiscal 1992 resulted principally from an increase in the number of hogs slaughtered at the Bladen County plant. The Company expects this percentage to increase again in fiscal 1997. The meat industry is generally characterized by narrow margins; however, profit margins on processed meats are greater than profit margins on fresh pork and on other products.

FRESH PORK PRODUCTS

        The Company is one of the two largest fresh pork processors in the United States. The Company slaughters hogs at five of its plants (three in the Southeast and two in the Midwest), with an aggregate slaughter capacity of 72,300 per day. The Company currently slaughters approximately 70,000 hogs daily. The Company plans to add an additional 8,000 hogs per day of capacity by the end of fiscal 1997, which will lead to an additional increase in fresh pork output. A substantial portion of the Company's fresh pork is sold to retail customers as unprocessed, trimmed cuts such as loins (including roasts and chops), butts, picnics and ribs. The Company also sells hams, bellies and trimmings to other further processors. The Company is putting greater emphasis on the sale of value-added, higher margin fresh pork products, such as boneless loins, hams, butts and picnics. In addition, the Company provides its own processing operations with raw material of much higher quality and freshness than that generally available through market purchases.

        The Company is marketing an extensive product line of NPD fresh pork cuts (including boneless loins, shoulder cuts, chops, ribs and processed and cubed pork) under the Smithfield Lean Generation Pork trademark to selected retail chains and institutional foodservice customers. Smithfield Packing has also developed a case-ready pork program designed to supply supermarket chains with pre-packaged, weighed, labeled and priced fresh pork, ready for immediate sale to the consumer. Management believes that these initiatives, over time, should result in greater brand identification and higher margins for the Company's fresh pork products.

PROCESSED MEAT PRODUCTS

        The Company manufactures a wide variety of processed meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats and specialty products such as pepperoni and dry salami. The Company markets its processed meat products under labels that include, among others, Smithfield, Gwaltney, Patrick Cudahy and John Morrell, as well as Dinner Bell, Esskay, Great, Hamilton's, Jamestown, Kretschmar, Luter's, Peyton's, Tobin's First Prize and Valleydale. The Company also sells a substantial quantity of processed meats as private label products. The Company believes it is one of the largest producers of smoked hams and picnics in the United States.

        In response to growing consumer preference for more nutritious and healthful meats, the Company has for several years emphasized production of more closely-trimmed, leaner and lower salt processed meats, such as 40 percent-lower-fat bacon. As a follow-up to the fiscal 1996 introduction of a lower-fat line of value-priced luncheon meats, smoked sausage and hot dogs, the Company is introducing in fiscal 1997 such items as fat-free hot dogs and fat-free deli ham.

RAW MATERIALS

        The Company's primary raw material is live hogs. Historically, hog prices have been subject to substantial fluctuations. In addition, hog prices tend to rise seasonally as hog supplies decrease during the hot summer months and tend to decline as supplies increase during the fall. This is due to lower farrowing performance during the winter months and slower animal growth rates during the hot summer months. Hog supplies, and consequently prices, are also affected by factors such as corn and soybean prices, weather and interest rates.

        The Company produces its own hogs through Brown's and Smithfield-Carroll's and purchases hogs from several of the nation's largest hog producers strategically located in North Carolina, such as Carroll's Foods, Inc., Maxwell Foods, Inc., Murphy Family Farms, Inc. and Prestage Farms, Inc. as well as from other independent hog producers and dealers located in the East, Southeast and Midwest. The Company obtained 11.3% of the hogs it processed in fiscal 1996 from Brown's and Smithfield-Carroll's. The Company's raw material costs fall when hog production at Brown's and Smithfield-Carroll's is profitable and conversely rise when such production is unprofitable. The profitability of hog production is directly related to the market price of live hogs and the cost of corn. Hog producers such as Brown's and Smithfield-Carroll's generate higher profits when hog prices are high and corn prices are low, and lower profits (or losses) when hog prices are low and corn prices are high. Management believes that hog production at Brown's and Smithfield-Carroll's furthers the Company's strategic initiative to become vertically integrated and reduces exposure to the fluctuations of profitability historically experienced by the pork processing industry. The Company has also established multi-year agreements with Carroll's Foods, Maxwell Foods, Murphy Family Farms and Prestage Farms which provide the Company with a stable supply of high-quality hogs at market-indexed prices. These producers supplied 50.0% of the hogs processed by the Company in fiscal 1996.

        The Company purchases its hogs on a daily basis at its Southeastern and Midwestern slaughter plants; at Company-owned buying stations in three Southeastern and five Midwestern states; from certain Canadian sources; and through certain exclusive dealer-operated buying stations in the Midwest. The Company also purchases fresh pork from other meat processors to supplement its processing requirements, and raw beef, poultry and other meat products to add to its sausage, hot dogs and luncheon meats. Such meat products and other materials and supplies, including seasonings, smoking and curing agents, sausage casings and packaging materials are readily available from numerous sources at competitive prices.

CUSTOMERS AND MARKETING

        The Company has dominant market shares in the Mid-Atlantic and Southeast and strong market positions in the Northeast, South, Midwest, Southwest and Western United States. The Company's fundamental marketing strategy is to sell large quantities of value-priced processed meat products as well as fresh pork to national and regional supermarket chains, wholesale distributors and the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers) and export markets. Management believes that this marketing approach reaches the largest number of value-conscious consumers without requiring large advertising and promotional campaigns. The Company uses both in-house salesmen as well as independent commission brokers to sell its products. In fiscal 1996, the Company sold its products to more than 3,500 customers, none of whom accounted for as much as 10% of the Company's revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment, and therefore, do not enter into formal long-term contracts. Management believes that its registered trademarks have been important to the success of its branded processed meat products.

        The Company in recent years has placed major emphasis on growing and expanding its international sales, which currently comprise approximately 7% of its total dollar sales. The Company provides the Japanese market with a line of unique branded, as well as other chilled and frozen unbranded, fresh pork products. Export sales to Japan increased significantly in fiscal 1996, reflecting increased volume through a distributorship arrangement with Sumitomo Corporation of America. The Company also had export sales to Russia and Mexico in fiscal 1996, and export sales in varying amounts to other foreign markets. The Company expects continued growth in its international sales for the foreseeable future. The Company is targeting Europe and attractive Pacific Rim markets such as Korea, Taiwan, Hong Kong and Singapore for international sales expansion. International sales are subject to factors beyond the Company's control, such as tariffs, exchange rate fluctuations and changes in governmental policies. The Company conducts all of its export sales in dollars and therefore bears no currency translation risk.

        The Company's processed meats business is somewhat seasonal in that, traditionally, the heavier periods of sales for hams are the holiday seasons such as Thanksgiving, Christmas and Easter, and the heavier periods of sales of smoked sausage, hot dogs and luncheon meats are the summer months. The Company typically builds substantial inventories of hams in anticipation of its holiday seasons' business.

        The Company uses recognized price risk management and hedging techniques to enhance sales and to reduce the effect of adverse price changes on the Company's profitability. The Company's price risk management and hedging activities currently are utilized in the areas of forward sales, hog production margin management, procurement of raw materials (ham and bacon) for seasonal demand peaks, inventory hedging, hog contracting and truck fleet fuel purchases.

DISTRIBUTION

        The Company uses a private fleet of leased tractors and trailers, as well as independent common carriers, to distribute both fresh pork and processed meats to its customers, as well as to move raw material between plants for further processing. The Company coordinates deliveries and employs backhauling to reduce overall transportation costs. The Company distributes its products directly from certain of its plants and from leased distribution centers located in Connecticut, Indiana, Missouri, Kansas, Texas and California. During fiscal 1997, the Company expects to complete a distribution center adjacent to its plant in Sioux Falls, South Dakota.

COMPETITION

        The protein industry generally, and the pork processing industry in particular, are highly competitive. The Company's products compete with a large number of other protein sources, including beef, chicken, turkey and seafood, but the Company's principal competition comes from other pork processors.

        Management believes that the principal competitive factors in the pork processing industry are price, quality, product distribution and brand loyalty. Some of the Company's competitors are larger, have correspondingly greater financial and other resources and enjoy wider recognition for their branded products. Some of these competitors are also more diverse than the Company. To the extent that their other operations generate profits, such companies may be able to subsidize their pork processing operations for a time.

REGULATION

        Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency ("EPA") and corresponding state agencies such as the Virginia State Water Control Board ("SWCB"), the North Carolina Division of Environmental Management, the Iowa Department of Natural Resources, the South Dakota Department of Environment and Natural Resources, the United States Department of Agriculture and the Occupational Safety and Health Administration. Management believes that the Company complies with all such laws and regulations in all material respects, except as set forth immediately below, and that continued compliance with these standards will not have a material adverse effect on the Company's financial position or results of operations.

        The wastewater discharge permit for Smithfield Packing's and Gwaltney's plants in Smithfield, Virginia imposes more stringent phosphorus and ammonia effluent limitations than the plants can currently meet. To achieve compliance, the Company agreed to discontinue its wastewater discharges to the Pagan River and connect its wastewater treatment plants to the regional sewage collection and treatment system operated by the Hampton Roads Sanitation District ("HRSD"). The Company has received a directive to connect its Gwaltney wastewater system to the HRSD system by June 25, 1996, and expects to receive before the end of calendar year 1996 a similar directive with respect to its Smithfield Packing wastewater system. The Company expects to incur approximately $2.7 million in capital costs (of which $1.3 million has been expended through the end of fiscal
1996) to upgrade its existing treatment systems and make these connections. After such connections have been made the Company will incur sewer use charges (approximately $1.7 million annually) imposed by HRSD in addition to the Company's existing costs of pretreating its wastewater before discharge to the HRSD system. These HRSD sewer use costs will be accounted for as current period charges in the years in which such costs are incurred.

        Pending connection to the HRSD system, the plants are being operated under an administrative consent order entered into with the SWCB. During the period May 1994 through January 1995, the Company's plants had a number of violations of its permit and the consent order, which led the SWCB to place these Company plants on its "significant noncompliance" list. Placement on that list is required by the SWCB's practices when any one of several circumstances occur, including a single violation of an administrative consent order provision. The Company has corrected the conditions which caused these violations, and has experienced only three isolated daily permit violations during the past year. These two plants are presently in compliance with the effluent limitations in the SWCB administrative order and those effluent limitations in its permit except phosphorus and ammonia limitations. The SWCB's staff has given the Company written notice of its intention to recommend that the SWCB refer these and other permit violations, including the recordkeeping violations discussed below, to the Virginia Attorney General for appropriate legal action. The nature and extent of any action that may be taken by the SWCB or the Virginia Attorney General or of any sanctions or other requirements which may be imposed upon the Company are not known.

        The Company regularly conducts tests of its wastewater discharges to assure compliance with the provisions of its wastewater discharge permits. Federal and state laws require that records of tests be maintained for three years. Failure to maintain these records may result in the imposition of civil penalties. Criminal sanctions may be imposed in the event of false reporting or destruction of records. In the course of a SWCB inspection of its Smithfield, Virginia plants in May, 1994, it was discovered that records of certain tests conducted by the Company from 1992 through early 1994 could not be located. The employee responsible for the supervision of the tests and maintenance of the test records was replaced. No judicial proceedings have yet been instituted against the Company as a result of its inability to locate the records for the period noted and, other than the written notice referred to above, no administrative proceeding has yet been initiated. The U.S. Department of Justice, EPA and Federal Bureau of Investigation are engaged in an investigation of possible criminal charges of false reporting and destruction of records. In April, 1996, an attorney with the Department of Justice advised the Company that the Company was not then a target of the investigation, and that the investigation was focused on the former employee responsible for supervision of the tests and maintenance of the records. The Company has heard nothing further from the Department of Justice. The nature and extent of any action that may be taken by one or more governmental agencies or of any sanctions or other requirements which may be imposed upon the Company are not known.

        Based on its knowledge, as summarized above, of the facts and circumstances surrounding the violations and investigations discussed above, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or annual results of operations.

        On February 7, 1996, John Morrell executed a Plea Agreement with the Department of Justice in connection with water pollution violations that allegedly occurred at its Sioux Falls, South Dakota plant from 1985 through 1992, several years prior to the Company's acquisition of John Morrell. On May 28, 1996, the Agreement was executed by the government and entered by the court, and John Morrell pled guilty to six counts of violating the Clean Water Act due to numerous discharge exceedances, failure to report the exceedances, and submitting false reports. John Morrell paid a $3 million penalty. Under two related civil consent decrees, John Morrell also will pay a $250,000 civil penalty, make certain improvements at the Sioux Falls plant, and carry out pollution-prevention and compliance-management audits. In view of these improvements and commitments, and especially due to efforts by both John Morrell and the Company to improve John Morrell's environmental compliance programs, on May 28, 1996, the EPA formally agreed not to debar John Morrell from contracting with the government. EPA determined that John Morrell and the Company had fully corrected the conditions giving rise to the violations.

EMPLOYEES

        The Company has approximately 16,300 employees, approximately 9,700 of whom are covered by collective bargaining agreements expiring between February 5, 1997 and May 19, 2000. The Company believes that its relationship with its employees is good.

OTHER

        With the exception of the franchise agreement between Smithfield-Carroll's and NPD (referred to above), the Company has no patents, licenses, franchises or concessions which it considers material to its business.

        The Company owns and uses numerous marks, which are registered trademarks of the Company or are otherwise subject to protection under applicable intellectual property laws. Such registrations may be kept in force in perpetuity through continued use of the marks and timely renewal. The Company considers these marks and the accompanying goodwill and customer recognition valuable and material to its business.

ITEM 2. PROPERTIES

        The following table summarizes information concerning the principal plants and other materially important physical properties of the Company:


                                                                                            APPROXIMATE
                                                                             LAND AREA      FLOOR SPACE
           LOCATION                         OPERATION                         (ACRES)        (SQ. FT.)
- -------------------------------------------------------------------------------------------------------
Smithfield Packing Plant No. 1*    Slaughtering and cutting hogs;                25.5         457,000
501 North Church Street            manufacture of bacon products, smoked
Smithfield, Virginia               meats, and dry salt meats; production of
                                   hams and picnics

Smithfield Packing Plant No. 2*    Production of bone-in and boneless            20.0         218,000
2501 West Vernon Avenue            cooked and smoked ham and other
Kinston, North Carolina            smoked meat products

Smithfield Packing Plant No. 3*    Production of bone-in smoked ham and           7.8         136,000
5801 Columbia Park Drive           other smoked meat products
Landover, Maryland



                                                                                           APPROXIMATE
                                                                            LAND AREA      FLOOR SPACE
           LOCATION                         OPERATION                        (ACRES)        (SQ. FT.)
- ------------------------------------------------------------------------------------------------------
Smithfield Packing Plant No. 4*    Slaughtering and cutting hogs;               860.0         966,000
Carolina Food Processors           production of boneless hams and loins
Division (Bladen County)
Route #87
Tarheel, North Carolina

Gwaltney Plant No. 1*              Slaughtering and cutting hogs;                56.4         556,000
601 North Church Street            production of boneless loins, bacon,
Smithfield, Virginia               sausage, bone-in and boneless cooked
                                   and smoked hams and picnics

Gwaltney Plant No. 2*              Production of hot dogs, luncheon meats        13.1         200,000
3515 Airline Boulevard             and sausage products
Portsmouth, Virginia

Gwaltney Plant No. 3               Manufacture of bacon, smoked sausage          11.0         152,000
1013 Iowa Street                   and boneless cooked hams
Salem, Virginia

John Morrell Plant No. 1           Slaughtering and cutting hogs and             88.0       2,350,000
1400 N. Weber Avenue               lambs; production of boneless loins,
Sioux Falls, South Dakota          bacon, bot dogs, luncheon meats,
                                   smoked and canned hams, and packaged
                                   lard

John Morrell Plant No. 2           Slaughtering and cutting hogs;                22.0         243,000
1200 Bluff Road                    production of boneless hams, loins, butts
Sioux City, Iowa                   and picnics

John Morrell Plant No. 3           Production of hot dogs, luncheon meats,       21.0         177,000
801 East Kemper Road               smoked sausage and smoked hams
Springdale, Ohio

John Morrell Plant No. 4           Production of bacon and smoked hams           60.0         150,000
South 281 Highway
Great Bend, Kansas

Patrick Cudahy Plant               Manufacture of bacon, dry sausage,            60.0       1,090,000
3500 E. Barnard Avenue             boneless cooked hams and refinery
Cudahy, Wisconsin                  products

- ------------------------
* Pledged as collateral under various loan agreements.

        The Company, through John Morrell, leases John Morrell Plant No. 3 under
the terms of a 20-year lease expiring in September 2000.   The lease includes an
option to purchase the property.

        The Company, through Brown's, owns and leases hog production facilities in North Carolina and South Carolina, and through Smithfield-Carroll's, owns hog production facilities in North Carolina and Virginia.

        The Company operates hog buying stations in North Carolina, South Carolina and Virginia which have facilities for purchasing and loading hogs for shipment to the Company's plants in Smithfield, Virginia and Bladen County, North Carolina, and hog buying stations in Iowa, Kansas, Minnesota, Nebraska and South Dakota, which have facilities for purchasing and loading hogs for shipment to the Company's plants in Sioux City, Iowa and Sioux Falls, South Dakota.

ITEM 3.   LEGAL PROCEEDINGS

        Smithfield Foods and its subsidiaries and affiliates are parties in various lawsuits arising in the ordinary course of business, excluding certain matters discussed under "Business -- Regulation" above. In the opinion of management, any ultimate liability with respect to these matters will not have a material adverse effect on the Company's financial position or results of operations. For a discussion of certain other regulatory and environmental matters, see "Item 1. Business -Regulation" above.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth the name and age, position with the Company and business experience during the past five years of each of the executive officers of the Company. The Board of Directors elects executive officers to hold office until the next annual meeting of the Board or Directors or until their successors are elected, or until their resignation or removal.


                                            POSITION                   BUSINESS EXPERIENCE
          NAME AND AGE                  WITH THE COMPANY             DURING PAST FIVE YEARS
- ----------------------------------------------------------------------------------------------------
Joseph W. Luter, III  (57)       Chairman of the Board and       Mr. Luter has served as Chairman of
                                 Chief Executive Officer         the Board and Chief Executive
                                 of the Company                  Officer since 1975. Prior to
                                                                 May 1995, he also served as
                                                                 President of the Company.

John O. Nielson  (65)            President and Chief Operating   Mr. Nielson joined the Company in
                                 Officer of the Company          May 1995 as President and Chief
                                                                 Operating Officer.
                                                                 Between May 1995 and
                                                                 December 1995, he also served
                                                                 as President and Chief
                                                                 Operating Officer of
                                                                 Smithfield Packing. Mr.
                                                                 Nielson was a  consultant and
                                                                 private investor from
                                                                 June 1989 to May 1995. Prior
                                                                 to June 1989, he held various
                                                                 executive positions with
                                                                 John Morrell, including
                                                                 President and  Chief Operating
                                                                 Officer.

Thomas D. Davis (40)             President and Chief Operating   Mr. Davis was elected President and
                                 Officer of Smithfield Packing   Chief Operating Officer of
                                                                 Smithfield Packing in December
                                                                 1995.  He served as Senior Vice
                                                                 President of Smithfield Packing from
                                                                 June 1995 until December 1995.
                                                                 Between February 1995 and June
                                                                 1995, Mr. Davis was Vice President
                                                                 of Triad Food Marketing, Inc.
                                                                 Between October 1994 and February
                                                                 1995, he held a senior management
                                                                 position with Chiquita Brands
                                                                 International, Inc.  Prior to October
                                                                 1994, Mr. Davis was Executive Vice
                                                                 President of John Morrell.

Roger R. Kapella (54)            President and Chief Operating   Mr. Kapella has served as President
                                 Officer of Patrick Cudahy       and Chief Operating Officer of
                                                                 Patrick Cudahy since 1986.




                                            POSITION                   BUSINESS EXPERIENCE
          NAME AND AGE                  WITH THE COMPANY             DURING PAST FIVE YEARS
- ------------------------------------------------------------------------------------------------------
Lewis R. Little (52)             President and Chief Operating   Mr. Little was elected President and
                                 Officer of Gwaltney             Chief Operating Officer of Gwaltney
                                                                 in May 1993.  Prior to May 1993,
                                                                 Mr. Little served as Executive Vice
                                                                 President of Gwaltney.

Joseph B. Sebring  (49)          President and Chief Operating   Mr. Sebring has served as President
                                 Officer of John Morrell         and Chief Operating Officer of John
                                                                 Morrell since May 1994.  Between
                                                                 1992 and May 1994, he served as
                                                                 President and Chief Executive
                                                                 Officer of Indiana Packers Company.
                                                                 Prior to 1992, Mr. Sebring was
                                                                 Executive Vice President of Fresh
                                                                 Mark, Inc.

Robert W. Manly, IV (44)         Executive Vice President        Mr. Manly has served as Executive
                                 of the Company                  Vice President of the Company since
                                                                 June 1995 and prior to June
                                                                 1994. Between June 1994 and
                                                                 June 1995, he served as
                                                                 President and Chief Operating
                                                                 Officer of Smithfield Packing.

C. Larry Pope  (41)              Vice President and Controller   Mr. Pope joined the Company as
                                 of the Company                  Controller in 1980.  He was elected
                                                                 Vice President and Controller in
                                                                 August 1995.

Aaron D. Trub  (61)              Vice President, Secretary and   Mr. Trub has served as Vice
                                 Treasurer of the Company        President, Secretary and Treasurer of
                                                                 the Company since 1978.


                                    PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

        The Common Stock of the Company is traded in the national over-the-counter market and is authorized for quotation on The Nasdaq National Market under the symbol "SFDS."

        The following table sets forth, for the fiscal periods indicated, the highest and lowest sales prices of the Common Stock on The Nasdaq National Market.

                                                    Range of Sales Prices
                                                 -------------------------

                                                    High          Low
                                                 -------------------------

Fiscal year ended April 30, 1995

    First quarter .......................           $30.25       $21.50
    Second quarter ......................            31.75        24.00
    Third quarter .......................            34.00        26.50
    Fourth quarter ......................            34.25        20.75

Fiscal year ended April 28, 1996

    First quarter .......................            24.25        19.50
    Second quarter ......................            27.00        19.75
    Third quarter .......................            32.75        24.75
    Fourth quarter ......................            31.06        25.25



HOLDERS

        As of July 12, 1996, there were 1,346 record holders of the Common
Stock.

DIVIDENDS

        The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the terms of certain of the Company's debt agreements prohibit the payment of cash dividends on the Common Stock. The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors deemed relevant by the board of directors.

ITEM 6.   SELECTED FINANCIAL DATA


                      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below for the fiscal years indicated were derived from the Company's audited consolidated financial statements. The information should be read in conjunction with the Company's consolidated financial statements (including the notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in, or incorporated by reference into, this report.

                                                                                  FISCAL YEAR ENDED
                                                          APRIL 28,     APRIL 30,       MAY 1,        MAY 2,        MAY 3,
                                                             1996          1995          1994          1993          1992
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Sales................................................   $2,383,893    $1,526,518    $ 1,403,485   $1,113,712    $1,036,613
  Cost of sales (1)....................................    2,203,626     1,380,586      1,287,880    1,037,628       949,200
  Gross profit (1).....................................      180,267       145,932        115,605       76,084        87,413

  Selling, general and administrative expenses (1).....      103,095        61,723         50,738       42,924        40,065
  Depreciation expense.................................       25,979        19,717         21,327       18,418        12,630
  Interest expense.....................................       20,942        14,054         11,605        6,183         3,903
  Plant closing costs..................................           --            --             --        3,598            --
  Gain on sale of marketable securities................           --            --             --           --        (2,830)
  Income from continuing operations before
     income taxes and change in accounting
     for income taxes..................................       30,251        50,438         31,935        4,961        33,645
  Income taxes.........................................       10,465        18,523         12,616        1,690        11,821
  Income from continuing operations before change in
     accounting for income taxes.......................       19,786        31,915         19,319        3,271        21,824
  Income (loss) from discontinued operations...........       (3,900)       (4,075)           383         (420)         (189)
  Cumulative effect of change in accounting for income
     taxes.............................................           --            --             --        1,138            --
     Net income........................................   $   15,886    $   27,840    $    19,702   $    3,989    $   21,635
NET INCOME (LOSS) PER SHARE:
  Continuing operations before cumulative effect of
     change in accounting for income taxes.............   $     1.06    $     1.83    $      1.11   $      .18    $     1.38
  Discontinued operations..............................         (.22)         (.24)           .02         (.03)         (.01)
  Cumulative effect of change in accounting for
     income taxes......................................           --            --             --          .07            --
  Net income...........................................   $      .84    $     1.59    $      1.13   $      .22    $     1.37
  Weighted average shares outstanding..................       17,530        17,059         16,768       16,372        15,813
BALANCE SHEET DATA:
  Working capital......................................   $   88,026    $   60,911    $    81,529   $   64,671    $   26,672
  Total assets.........................................      857,619       550,225        452,279      399,567       277,685
  Long-term debt and capital lease obligations.........      188,618       155,047        118,942      124,517        49,091
  Stockholders' equity.................................      242,516       184,015        154,950      135,770       113,754
OPERATING DATA:
  Fresh pork sales (pounds)............................    1,635,300       955,290        820,203      588,284       527,611
  Processed meats sales (pounds).......................      839,341       774,615        661,783      631,521       581,303
  Total hogs purchased.................................       12,211         8,678          7,414        5,767         4,790

(1) Certain expenses previously classified as selling, general and administrative have been reclassified as cost of sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis set forth below should be read in conjunction with the Company's consolidated financial statements (including the notes thereto) appearing elsewhere in this Form 10-K.

FISCAL 1996 COMPARED TO FISCAL 1995

        On December 20, 1995, the Company acquired all of the capital stock of John Morrell for $58.0 million comprised of $25.0 million in cash and $33.0 million of the Company's common stock plus the assumption of all of John Morrell's liabilities. The Company's fiscal 1996 operating results include the results of operations of John Morrell for the period from December 20, 1995 through April 28, 1996.

        Sales in fiscal 1996 increased $857.4 million, or 56.2%, from fiscal 1995. The increase was primarily due to the inclusion of the sales of John Morrell for the eighteen-week period and increased sales of fresh pork related to increased slaughter levels at the Company's Bladen County, North Carolina plant. The increase in sales was the result of a 42.0% increase in sales tonnage combined with a 9.9% increase in unit selling prices, reflecting the passthrough to the consumer of higher raw material (live hog) costs. The increase in sales tonnage reflected a 71.2% increase in fresh pork tonnage and a 8.4% increase in processed meats tonnage.

        Cost of sales increased $823.0 million, or 59.6%, in fiscal 1996, reflecting the increased sales tonnage, a 20.0% increase in live hog costs and higher warehousing and distribution costs associated with the increase in sales tonnage. During fiscal 1996, certain warehousing and distribution costs were reclassified from selling, general and administrative expenses to cost of sales. Gross profit increased $34.3 million, or 23.5%, in fiscal 1996, compared to fiscal 1995. The increase in gross profit resulted from the increased sales tonnage of both fresh pork (58.8% of dollar sales) and processed meats (36.7% of dollar sales), offset by lower sales margins on both fresh pork and processed meats. In addition, gross profit was favorably affected by a $10.8 million reduction in cost of sales as a result of the Company's hog production operations and joint hog production arrangements. In fiscal 1995, gross profit was adversely affected by a $0.2 million increase in cost of sales as a result of the performance of these operations. During fiscal 1996, the Company obtained 11.3% of the hogs it processed from Brown's and Smithfield-Carroll's.

        The Company uses recognized price risk management and hedging techniques to enhance sales and to reduce the effect of adverse price changes on the Company's profitability. The Company's price risk management and hedging activities currently are utilized in the areas of forward sales, hog production margin management, procurement of raw materials (ham and bacon) for seasonal demand peaks and inventory hedging. The Company recognizes gains and losses resulting from hedging transactions when the related sales are made and hedges are lifted. As of April 28, 1996, the Company had deferred $2.2 million of unrealized hedging gains on outstanding futures contracts pending the completion of the sales transaction and lifting of the hedges.

        Selling, general and administrative expenses increased $41.4 million, or 67.0%, in fiscal 1996. The increase was primarily due to the inclusion of the operations of John Morrell and higher selling and marketing costs associated with the increase in fresh pork tonnage.

        Depreciation expense increased $6.3 million, or 31.8%, in fiscal 1996 from fiscal 1995. The increase was related to continued expansion at the Bladen County plant, additional hog production facilities at Brown's and the inclusion of the operations of John Morrell.

        Interest expense increased $6.9 million, or 49.0%, in fiscal 1996, reflecting increased carrying costs on long-term debt related to the funding of capital projects at the Bladen County plant and Brown's, higher short- and long-term interest rates, and interest costs associated with the cash portion of the purchase price related to the acquisition of John Morrell.

        The effective income tax rate in fiscal 1996 decreased to 34.6% from 36.7% in fiscal 1995 reflecting a lower tax rate on foreign sales and benefits related to certain insurance contracts. The Company had no valuation allowance related to income tax assets as of April 28, 1996, and there was no change in the valuation allowance during fiscal 1996.

        Income from continuing operations decreased $12.1 million in fiscal 1996, reflecting lower sales margins on both fresh pork and processed meats compared to fiscal 1995. The prior year's results reflected exceptionally strong margins on fresh pork due to unusually low hog prices. In addition, the Company's fiscal 1996 profitability was adversely affected by inefficiencies and increased costs associated with the start-up of the second shift at the Bladen County plant which brought the operation of the plant to 75% of its planned slaughter capacity. John Morrell made a significant contribution to the Company's overall profitability in fiscal 1996. In the first quarter of fiscal 1997, the Company continues to experience strong pressure on both fresh pork and processed meats margins as a result of sharply higher live hog costs, continued industry overcapacity, large supplies of low-priced beef and consumer resistance to higher-priced pork products. While the pork industry is cyclical and financial performance is not highly predictable, the Company anticipates that the present highly-competitive and difficult environment will moderate as fiscal 1997 progresses. In addition, the Company expects that its export business will continue to grow and positively impact profitability in fiscal 1997.

         In fiscal 1996, the Company completed the disposition of the assets and business of Ed Kelly, Inc. ("Kelly"), its former retail electronics subsidiary, which is reported separately as discontinued operations in the consolidated statements of income. The delay in the final disposition of the assets and business led to an unanticipated deterioration of Kelly's estimated realization value, resulting in an additional loss from discontinued operations of $3.9 million in fiscal 1996. Fiscal 1995 reflected a loss from discontinued operations related to Kelly of $4.1 million.

        Reflecting the factors discussed above, net income decreased to $15.9 million in fiscal 1996 from $27.8 million in fiscal 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

        Sales in fiscal 1995 increased $123.0 million, or 8.8%, from fiscal 1994. The increase was the result of an 18.0% increase in sales tonnage offset by a 7.8% decrease in unit selling prices due to lower live hog costs. The increase in sales tonnage was the result of a 16.5% increase in fresh pork tonnage combined with a 17.1% increase in processed meats tonnage.

        Cost of sales increased $92.7 million, or 7.2%, in fiscal 1995, primarily due to the increased sales tonnage offset by a 16.0% decrease in the cost of live hogs. Gross profit increased $30.3 million, or 26.2%, in fiscal 1995, compared to fiscal 1994. The increase in gross profit resulted from the increased sales tonnage of both fresh pork (51.2% of dollar sales) and processed meats (44.6% of dollar sales), and increased margins on sales of both fresh pork and processed meats.

        Gross profit in fiscal 1995 was adversely affected by a $0.2 million increase in cost of sales as a result of the performance of Brown's and Smithfield-Carroll's. In fiscal 1994, the performance of these operations resulted in a reduction in cost of sales of $10.3 million. The Company obtained 12.1% of the hogs which it processed in fiscal 1995 from Brown's and Smithfield-Carroll's, compared with 11.4% in fiscal 1994.

        Selling, general and administrative expenses increased $10.9 million, or 21.7%, in fiscal 1995. The increase reflected higher personnel costs and administrative expenses related to additional supervisory and support staff for current and anticipated future growth.

        Depreciation expense decreased $1.6 million, or 7.5%, in fiscal 1995. Increased depreciation charges related to expansion at the Bladen County plant and Brown's were offset by reduced depreciation charges resulting from a revision in estimated useful lives of certain assets beginning in the third quarter of fiscal 1994. This change in accounting estimate reduced depreciation by $7.7 million in fiscal 1995 and $3.9 million in fiscal 1994.

        Interest expense increased $2.4 million, or 21.1%, reflecting higher long-term debt related to the funding of capital projects at the Bladen County plant and Brown's, and higher short- and long-term rates.

        The effective income tax rate in fiscal 1995 decreased to 36.7% from 39.5% in the prior year, reflecting the impact of increased employment incentive credits, lower taxes on foreign sales and benefits related to certain insurance contracts.

The Company had no valuation allowance related to income tax assets as of April 30, 1995, and there was no change in the valuation allowance during fiscal 1995.

        The increase in income from continuing operations in fiscal 1995 was largely attributable to substantially higher sales margins on fresh pork in the second and third quarters which resulted from a large supply of hogs and the lowest hog prices in a decade.

        As of April 30, 1995, the Company adopted a plan to sell the assets and business of Kelly, the Company's former retail electronics subsidiary and reflected the operations as discontinued operations on the consolidated statements of income. The loss from discontinued operations in fiscal 1995 includes the write-off of the goodwill and all estimated costs and write-downs related to the planned disposal of the assets and business of Kelly.

        Reflecting the factors discussed above, net income increased to $27.8 million in fiscal 1995 from $19.7 million in fiscal year 1994.

FINANCIAL CONDITION

        The pork processing industry is characterized by high sales tonnage and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its inventories and accounts receivable highly liquid and readily convertible into cash. Borrowings under the Company's lines of credit are used to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs. The demand for seasonal borrowings usually peaks in early November when ham inventories are at their highest levels and borrowings are repaid in January when accounts receivable generated by sales of these hams are collected.

        On December 20, 1995, the Company acquired from Chiquita Brands International, Inc. all of the capital stock of John Morrell for a total purchase price of $58.0 million, consisting of $25.0 million in cash and $33.0 million of its common stock (1,094,273 shares). The Company also assumed all of John Morrell's liabilities, including $71.7 million in unfunded pension liabilities.

        As of April 28, 1996, the Company had aggregate lines of credit of $265.0 million, including a $75.0 million line of credit assumed in connection with the acquisition of John Morrell. Borrowings under the lines are secured by substantially all of the Company's inventories and accounts receivable. Weighted average borrowings under the lines were $133.4 million in fiscal 1996, $69.9 million in fiscal 1995 and $66.6 million in fiscal 1994 at weighted average interest rates of approximately 7%, 6% and 4%, respectively. Maximum borrowings were $179.8 million in fiscal 1996, $117.0 million in fiscal 1995 and $105.1 million in fiscal 1994. The outstanding balances under these lines totaled $151.3 million and $67.2 million as of April 28, 1996 and April 30, 1995, respectively, at a weighted average interest rate of 7% for both years. Subsequent to year-end, the Company consolidated its lines of credit into a single line of credit by increasing a previously existing $200.0 million line of credit to $255.0 million. This line consists of a 364-day, $205.0 million revolving credit facility and a two-year, $50.0 million revolving credit facility. The short-term facility is being used for seasonal inventory and receivable needs and the long-term facility is being used for working capital and capital expenditures. The Company terminated the $75.0 million John Morrell credit facility on April 30, 1996.

        Capital expenditures totaled $74.9 million in fiscal 1996 and consisted primarily of $26.1 million for hog production facilities at Brown's and $23.4 million for capital projects at the Bladen County plant, including a new storage and distribution center. The capital expenditures were funded with a portion of the $50.0 million bank revolving credit facility and $20.0 million in cash from the private sale of the Company's Series C 6.75% cumulative convertible redeemable preferred stock to Sumitomo Corporation of America. This preferred stock is convertible into 666,666 shares of the Company's common stock at $30.00 per share.

        During fiscal 1996, all of the Company's Series B 6.75% preferred stock was converted into 465,116 shares of the Company's common stock at $21.50 per share.

        The Company has negotiated the private placement of $140.0 million of 7- and 10-year senior secured notes with a group of institutional lenders. The proceeds from this financing will be used to repay $65.7 million of presently existing long-term debt and reduce short-term borrowings. The Company expects to close this transaction in the first quarter of fiscal 1997.

        In fiscal 1997, the Company expects a reduction in capital spending from its levels in recent years. The fiscal 1997 capital expenditure plans include certain capital improvements to John Morrell's Sioux Falls, South Dakota plant, completion of Patrick Cudahy Incorporated's new dry sausage facility and completion of Brown's expansion program including a feed mill.

        The Company's various debt agreements contain covenants regarding working capital, current ratio, fixed charges coverage and net worth, and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets, and payment of dividends to stockholders. Additionally, existing loan covenants contain provisions which substantially limit the amount of funds available for transfer from its subsidiaries to Smithfield Foods, Inc. without the consent of certain lenders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements listed in Item 14(a) hereof are incorporated herein by reference and are filed as a part of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        (a) Information required by this Item regarding directors and all persons nominated or chosen to become directors is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on August 28, 1996.

        (b) Information required by this Item regarding the executive officers of the Company is included in Part I, Item 4A of this report.

        There is no family relationship between any of the persons named in response to Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

        Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on August 28, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on August 28, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on August 28, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) 1.  and  2.   Index to Financial Statements and Financial Statement
Schedule

        An "Index to Financial Statements and Financial Statement Schedule" has been filed as a part of this Form 10-K Annual Report on page F-1 hereof.

          3.  Exhibits

Exhibit 3.1    --  Composite Certificate of Incorporation of the Company, as
                   amended to date (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).

Exhibit 3.1(a) --  Certificate of Designation of Series C 6-3/4% Cumulative
                   Convertible Preferred Stock, par value $1.00 per share, of the Company.

Exhibit 3.2    --  By-Laws of the Company, as amended to date.

Exhibit 4.1    --  Composite Certificate of Incorporation of the Company, as
                   amended to date (see Exhibit 3.1 above).

Exhibit 4.2    --  Form of Certificate representing the Company's Common Stock, par value $.50 per share (including Rights legend) (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K Annual Report for the fiscal year ended April 28,
                   1991).

Exhibit 4.3    --  Form of Certificate representing the Company's Series C
                   6-3/4% Cumulative Convertible Preferred Stock, par value $1.00 per share (including Rights legend).

Exhibit 4.4    --  Form of Certificate representing Rights (incorporated by reference to Exhibit 4 to the Company's Amendment No. 1 to Registration Statement on Form 8-A dated May 23, 1991).

Exhibit 4.5    --  Rights Agreement dated as of May 8, 1991, as amended by
                   Amendment No. 1 dated as of January 31, 1994, by and between the Company and First Union National Bank of North Carolina, Rights Agent (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K Annual Report for the fiscal year ended May 1, 1994).

Exhibit 4.6    --  Fourth Amended, Restated and Continued Revolving Credit
                   Agreement dated as of April 30, 1996 among Gwaltney of Smithfield, Ltd., The Smithfield Packing Company, Incorporated, Patrick Cudahy Incorporated, Esskay, Inc., Brown's of Carolina, and John Morrell & Co., and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as agent, and each bank a party thereto.

Exhibit 4.6(a) --  Fourth Amended, Restated and Continued Guaranty dated as of
                   April 30, 1996, made by Smithfield Foods, Inc. in favor of Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as agent for the banks a party to the Credit Agreement, as defined therein.

Exhibit 4.6(b) --  Fourth Amended, Restated and Continued Security Agreement
                   dated as of April 30, 1996 made by Gwaltney of Smithfield, Ltd. to Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Agent under the Credit Agreement.

Exhibit 4.6(c) --  Fourth Amended, Restated and Continued Security Agreement
                   dated as of April 30, 1996 made by The Smithfield Packing Company, Incorporated, to Cooperative Centrale
                   RaiffeisenBoerenleenbank B.A., "Rabobank Nederland", New York Branch, as Agent under the Credit Agreement.

Exhibit 4.6(d) --  Fourth Amended, Restated and Continued Security Agreement
                   dated as of April 30, 1996 made by Patrick Cudahy Incorporated to Cooperative Centrale
                   Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Agent under the Credit Agreement.

Exhibit 4.6(e) --  Fourth Amended, Restated and Continued Security Agreement
                   dated as of April 30, 1996 made by Esskay, Incorporated to Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Agent under the Credit Agreement.

Exhibit 4.6(f) --  Fourth Amended, Restated and Continued Security Agreement
                   dated as of April 30, 1996 made by Brown's of Carolina, Inc. to Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Agent under the Credit Agreement.

Exhibit 4.6(g) --  Fourth Amended, Restated and Continued Security Agreement
                   dated as of April 30, 1996 made by John Morrell & Co. to Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Agent under the Credit Agreement.

Exhibit 4.7    --  Note Agreement dated July 29, 1988 between The Smithfield
                   Packing Company, Incorporated and John Hancock Mutual Life Insurance Company, covering $15,000,000 9.80% Secured Notes due August 1, 2003 (incorporated by reference to Exhibit 4.11 to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1989).

Exhibit 4.7(a) --  Guaranty and Agreement by Smithfield Foods, Inc. dated July
                   29, 1988 (incorporated by reference to Exhibit 4.11(a) to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1989).

Exhibit 4.8    --  Note Agreement dated August 6, 1990 between The Smithfield
                   Packing Company, Incorporated and John Hancock Mutual Life Insurance Company, covering $15,000,000 10.75% Secured Notes due August 1, 2005 (incorporated by reference to Exhibit 4.10 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).

Exhibit 4.8(a) --  Guaranty and Agreement by Smithfield Foods, Inc. dated August
                   6, 1990 (incorporated by reference to Exhibit 4.10(a) to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).

Exhibit 4.9    --  Note Agreement dated October 31, 1991 between Gwaltney of
                   Smithfield, Ltd. and John Hancock Mutual Life Insurance Company, covering $20,000,000 9.85% Secured Notes due November 1, 2006 (incorporated by reference to Exhibit 4.9 to the Company's Form 10-K Annual Report for the fiscal year ended May 3, 1992).

Exhibit 4.9(a) --  Guaranty and Agreement by Smithfield Foods, Inc. dated
                   October 31, 1991 (incorporated by reference to Exhibit 4.9(a) to the Company's Form 10-K Annual Report for the fiscal year ended May 3, 1992).

Exhibit 4.10   --  Note Purchase Agreement dated January 15, 1993, by and among
                   Carolina Food Processors, Inc. and Smithfield Foods, Inc. and John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company and MML Pension Insurance Company, covering $25,000,000 8.41% Senior Secured Notes due February 1, 2013, guaranteed by Smithfield Foods, Inc. (incorporated by reference to Exhibit 4.11 to the Company's Form 10-K Annual Report for the fiscal year ended May 2,
                   1993).

Exhibit 4.10(a) -- Omnibus Amendment Agreement dated December 1, 1993 by and among Smithfield Foods, Inc., Carolina Food Processors, Inc., John Hancock Mutual Life Insurance Company and MML Pension Insurance Company (incorporated by reference to Exhibit 4.10(a) to the Company's Form 10-K Annual Report for the fiscal year ended May 1, 1994).

Exhibit 4.10(b) -- Assumption, Waiver and Amendment Agreement dated May 1, 1994, by and among The Smithfield Packing Company, Incorporated, Smithfield Foods, Inc., John Hancock Mutual Life Insurance Company and MML Pension Insurance Company (incorporated by reference to Exhibit 4.10(b) to the Company's Form 10-K Annual Report for the fiscal year ended May 1, 1994).

Exhibit 4.11   --  Master Lease Agreement dated May 14, 1993 between General
                   Electric Capital Corporation and Brown's of Carolina, Inc. (incorporated by reference to Exhibit 4.12 to the Company's Form 10--K Annual Report for the fiscal year ended May 2,
                   1993).

Exhibit 4.11(a) -- Corporate Guaranty by Smithfield Foods, Inc. dated May 14,
                   1993 (incorporated by reference to Exhibit 4.12(a) to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).

Exhibit 4.12   --  Amended and Restated Credit Agreement dated June 28, 1993 between Smithfield Foods, Inc. and NationsBank of Virginia, N.A., covering $25,000,000 6.48% Notes due September 30, 1998 (incorporated by reference to Exhibit 4.13 to the Company's Form 10-K Annual Report for the fiscal year ended May 2,
                   1993).

Exhibit 4.12(a) -- Loan Modification Agreement dated April 30, 1994, among
                   Smithfield Foods, Inc., Carolina Food Processors, Inc., The Smithfield Packing Company, Incorporated and NationsBank of Virginia, N.A. (incorporated by reference to Exhibit 4.12(a) to the Company's Form 10-K Annual Report for the fiscal year ended May 1, 1994).

Exhibit 4.13   --  Credit Agreement dated August 19, 1994 between Smithfield
                   Foods, Inc. and NationsBank of Virginia, N.A. covering $50,000,000 Term Loan due October 1997 (incorporated by reference to Exhibit 4.13 to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995).

Exhibit 10.1   --  Subscription Agreement dated September 3, 1992 between
                   Smithfield Foods, Inc. and Carroll's Foods, Inc., covering 1,000,000 shares of Smithfield Foods, Inc. Common Stock (incorporated by reference to Exhibit 10.1 of the Company's Form 10-K Annual Report for the fiscal year ended May 2,
                   1993); and Amendment No. 1 to Subscription Agreement dated January 31, 1995.

Exhibit 10.2   --  Subscription Agreement dated October 26, 1995 between
                   Smithfield Foods, Inc. and Sumitomo Corporation of America, covering $20,000,000 Series C 6-3/4% Cumulative Convertible Preferred Stock.

Exhibit 10.3   --  Smithfield Foods, Inc. 1984 Stock Option Plan, as amended
                   (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K Annual Report for the fiscal year ended April 28,
                   1991).

Exhibit 10.4   --  Smithfield Foods, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).

Exhibit 10.5   --  Smithfield Foods, Inc. Incentive Bonus Plan applicable to the
                   Company's Chairman of the Board and Chief Executive Officer (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K Annual Report for the fiscal year ended April 30,
                   1995).

Exhibit 10.6   --  Smithfield Foods, Inc. 1997 Incentive Bonus Plan applicable to the Company's President and Chief Operating Officer.

Exhibit 11     --  Computation of Net Income Per Common Share.

Exhibit 21     --  Subsidiaries of the Registrant.

Exhibit 23     --  Consent of Independent Public Accountants.

Exhibit 27     --  Financial Data Schedule.

        (b) Reports on Form 8-K

        1. A Current Report on Form 8-K for February 9, 1996 was filed with the Securities and Exchange Commission on February 9, 1996 to report, under Item 5, that John Morrell & Co., a wholly-owned subsidiary of the Company, which was acquired in December 1995, had entered a plea of guilty to a six-count charge by the United States government involving reporting violations of the Clean Water Act and other related charges.

        2. An Amended Current Report on Form 8-K for December 21, 1995 was filed with the Securities and Exchange Commission on March 4, 1996, to report, under Items 2 and 7, the acquisition by the Company from Chiquita Brands International, Inc. of all of the outstanding capital stock of John Morrell & Co.

                     (This space intentionally left blank)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SMITHFIELD FOODS, INC.

Date: July 18, 1996                                By: /s/ JOSEPH W. LUTER, III
                                                       -------------------------

                                                   Joseph W. Luter, III
                                                   Chairman of the Board and
                                                   Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 18, 1996.

         SIGNATURE                           TITLE
                                       Chairman of the Board,
                                       Chief Executive Officer,
/s/ JOSEPH W. LUTER, III               and Director
    Joseph W. Luter, III

                                        President, Chief Operating
                                        Officer, and Director
/s/ JOHN O. NIELSON
    John O. Nielson

                                        Vice President, Secretary
                                        and Treasurer
/s/ AARON D. TRUB                       (Principal Financial Officer)
    Aaron D. Trub

                                        Vice President and Controller
/s/ C. LARRY POPE                       (Principal Accounting Officer)
    C. Larry Pope

                                        Director
/s/ F.J. FAISON
    F. J. Faison

                                        Director
/s/ JOEL W. GREENBERG
    Joel W. Greenberg

                                        Director
/s/ CECIL W. GWALTNEY
    Cecil W. Gwaltney

                                        Director
/s/ GEORGE E. HAMILTON, JR.
    George E. Hamilton, Jr.

                                        Director
/s/ RICHARD J. HOLLAND
    Richard J. Holland

                                    - S-1 -

                                        Director
/s/ ROGER R. KAPELLA
    Roger R. Kapella

                                        Director
/s/ LEWIS R. LITTLE
    Lewis R. Little

                                        Director
/s/ ROBERT W. MANLY, IV
    Robert W. Manly, IV

                                        Director
/s/ WENDELL H. MURPHY
    Wendell H. Murphy

                                        Director
/s/ WILLIAM H. PRESTAGE
    William H. Prestage

                                    - S-2 -

                             SMITHFIELD FOODS, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                        PAGE(S)

FINANCIAL STATEMENTS

 Report of Independent Public Accountants...............................   F-2

 Consolidated Statements of Income for the Years Ended April 28, 1996,
     April 30, 1995, and May 1, 1994....................................   F-3

 Consolidated Balance Sheets at April 28, 1996 and April 30, 1995.......   F-4

 Consolidated Statements of Cash Flows for the Years ended April 28,
     1996, April 30, 1995, and May 1, 1994..............................   F-5

 Consolidated Statements of Stockholders' Equity for the Years ended
     April 28, 1996, April 30, 1995, and May 1, 1994....................   F-6

 Notes to Consolidated Financial Statements.............................   F-7
                                                                            to
                                                                           F-20

FINANCIAL STATEMENT SCHEDULE

 Independent Public Accountants' Report on Financial Statement Schedule.   F-21

 Schedule I - Condensed Financial Information of Registrant ............   F-22
                                                                            to
                                                                           F-26





                                    - F-1 -

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF SMITHFIELD FOODS, INC.:

     We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. (a Delaware corporation) and subsidiaries as of April 28, 1996 and April 30, 1995, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended April 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smithfield Foods, Inc. and subsidiaries as of April 28, 1996 and April 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 1996, in conformity with generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP

Richmond, Virginia,
  June 11, 1996.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       52 WEEKS          52 WEEKS        52 WEEKS
                                                                                        ENDED             ENDED            ENDED
                                                                                    APRIL 28, 1996    APRIL 30, 1995    MAY 1, 1994
                                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales............................................................................     $2,383,893        $1,526,518      $ 1,403,485
Cost of sales....................................................................      2,203,626         1,380,586        1,287,880
  Gross profit...................................................................        180,267           145,932          115,605

Selling, general and administrative expenses.....................................        103,095            61,723           50,738
Depreciation expense.............................................................         25,979            19,717           21,327
Interest expense.................................................................         20,942            14,054           11,605
Income from continuing operations before income taxes............................         30,251            50,438           31,935
Income taxes.....................................................................         10,465            18,523           12,616
Income from continuing operations................................................         19,786            31,915           19,319
Income (loss) from discontinued operations, net of tax...........................         (3,900)           (4,075)             383
Net income.......................................................................     $   15,886        $   27,840      $    19,702
Net income available to common stockholders......................................     $   14,734        $   27,165      $    19,027
Income (loss) per common share:
  Continuing operations..........................................................     $     1.06        $     1.83      $      1.11
  Discontinued operations........................................................           (.22)             (.24)             .02
  Net Income.....................................................................     $      .84        $     1.59      $      1.13

        The accompanying notes are an integral part of these statements.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                       APRIL 28,    APRIL 30,
                                                                                                         1996         1995
                                                                                                       (IN THOUSANDS, EXCEPT
                                                                                                            SHARE DATA)
ASSETS
Current assets:
  Cash..............................................................................................   $  28,529    $  14,790
  Accounts receivable less allowances of $1,084 and $540............................................     144,956       66,727
  Inventories.......................................................................................     210,759      120,986
  Advances to joint hog production arrangements.....................................................       7,578       14,042
  Prepaid expenses and other current assets.........................................................      28,585       16,748
     Total current assets...........................................................................     420,407      233,293
Property, plant and equipment:
  Land..............................................................................................      12,453        9,747
  Buildings and improvements........................................................................     146,545      116,637
  Machinery and equipment...........................................................................     303,384      220,750
  Construction in progress..........................................................................      74,207       68,705
                                                                                                         536,589      415,839
  Less accumulated depreciation.....................................................................    (163,866)    (141,533)
     Net property, plant and equipment..............................................................     372,723      274,306
Other assets:
  Investments in partnerships.......................................................................      29,662       27,209
  Deferred income taxes.............................................................................      10,235            -
  Other.............................................................................................      24,592       15,417
     Total other assets.............................................................................      64,489       42,626
                                                                                                       $ 857,619    $ 550,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.....................................................................................   $ 110,563    $  69,695
  Current portion of long-term debt and capital lease obligations...................................      13,392        9,961
  Accounts payable..................................................................................     113,344       55,371
  Accrued expenses and other current liabilities....................................................      95,082       37,355
     Total current liabilities......................................................................     332,381      172,382

Long-term debt and capital lease obligations........................................................     188,618      155,047
Other noncurrent liabilities:
  Pension and post-retirement benefits..............................................................      59,128        4,733
  Deferred income taxes.............................................................................           -       18,404
  Other.............................................................................................      14,975        5,644
     Total other noncurrent liabilities.............................................................      74,103       28,781
Commitments and contingencies

Redeemable preferred stock..........................................................................      20,000       10,000
Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 1,000,000 shares.....................................           -            -
  Common stock, $.50 par value, authorized 25,000,000 shares; issued 18,453,015 and 16,834,026
     shares.........................................................................................       9,227        8,417
  Additional paid-in capital........................................................................      92,762       49,804
  Retained earnings.................................................................................     148,171      133,437
  Treasury stock, at cost, 437,000 shares...........................................................      (7,643)      (7,643)
     Total stockholders' equity.....................................................................     242,517      184,015
                                                                                                       $ 857,619    $ 550,225

      The accompanying notes are an integral part of these balance sheets.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        52 WEEKS          52 WEEKS        52 WEEKS
                                                                                         ENDED             ENDED            ENDED
                                                                                     APRIL 28, 1996    APRIL 30, 1995    MAY 1, 1994
                                                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net income......................................................................      $ 15,886          $ 27,840         $19,702
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization..............................................        28,299            22,127          23,010
       Increase in accounts receivable............................................        (9,251)           (6,141)         (9,763)
       Increase in inventories....................................................       (41,316)           (1,717)        (24,447)
       (Increase) decrease in prepaid expenses and other current assets...........         1,535            (2,802)         (4,529)
       (Increase) decrease in other assets........................................        22,682            (8,121)         (1,398)
       Increase in accounts payable, accrued expenses and other liabilities.......        19,166             8,272          25,608
       Increase (decrease) in deferred income taxes...............................       (27,059)            6,637           6,177
       Loss on sale of property, plant and equipment..............................         2,168             1,130           1,088
Net cash provided by operating activities.........................................        12,110            47,225          35,448
Cash flows from investing activities:
  Capital expenditures............................................................       (74,888)          (90,550)        (25,241)
  Payment of cash portion for acquisition of John Morrell & Co.,
     net of cash acquired.........................................................       (14,079)                -               -
  Investments in partnerships.....................................................        (2,486)          (16,537)         (2,257)
  Advances to joint hog production arrangements...................................        (4,636)          (18,130)        (20,178)
  Reductions of advances to joint hog production arrangements.....................        11,100            24,266          19,830
  Proceeds from sale of property, plant and equipment.............................            82               969             444
Net cash used in investing activities.............................................       (84,907)          (99,982)        (27,402)
Cash flows from financing activities:
  Net borrowings on notes payable.................................................        33,592            17,560           4,322
  Proceeds from issuance of long-term debt and capital lease obligations..........        50,000            50,000           5,341
  Principal payments on long-term debt and capital lease obligations..............       (16,672)          (13,588)         (7,916)
  Proceeds from issuance of preferred stock.......................................        20,000                 -               -
  Exercise of common stock options................................................           768             1,900             153
  Dividends on preferred stock....................................................        (1,152)             (675)           (675)
Net cash provided by financing activities.........................................        86,536            55,197           1,225
Net increase in cash..............................................................        13,739             2,440           9,271
Cash at beginning of year.........................................................        14,790            12,350           3,079
Cash at end of year...............................................................      $ 28,529          $ 14,790         $12,350
Supplemental disclosures of cash flow information:
  Cash payments during the year for:
     Interest, net of amount capitalized..........................................      $ 20,684          $ 14,630         $12,379
     Income taxes.................................................................      $  1,685          $ 16,254         $ 5,574

        The accompanying notes are an integral part of these statements.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             ADDITIONAL
                                                                                   COMMON     PAID-IN      RETAINED    TREASURY
                                                                                   STOCK      CAPITAL      EARNINGS     STOCK
                                                                                                 (IN THOUSANDS)

Balance, May 2, 1993............................................................   $8,350     $ 47,818     $ 87,245    $ (7,643)
  Net income....................................................................       -             -       19,702           -
  Exercise of stock options.....................................................       7           146            -           -
  Dividends on preferred stock..................................................       -             -         (675)          -
Balance, May 1, 1994............................................................   8,357        47,964      106,272      (7,643)
  Net income....................................................................       -             -       27,840           -
  Exercise of stock options.....................................................      60         1,840            -           -
  Dividends on preferred stock..................................................       -             -         (675)          -
Balance April 30, 1995..........................................................   8,417        49,804      133,437      (7,643)
  Net income....................................................................       -             -       15,886           -
  Common stock issued for acquisition of John Morrell & Co......................     547        32,453            -           -
  Conversion of preferred stock.................................................     233         9,767            -           -
  Exercise of stock options.....................................................      30           738            -           -
  Dividends on preferred stock..................................................       -             -       (1,152)          -
Balance, April 28, 1996.........................................................   $9,227     $ 92,762     $148,171    $ (7,643)

        The accompanying notes are an integral part of these statements.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Smithfield Foods, Inc., and subsidiaries (the "Company"). The Company's principal subsidiaries include Brown's of Carolina, Inc. ("Brown's"), Esskay, Inc. ("Esskay"), Gwaltney of Smithfield, Ltd. ("Gwaltney"), John Morrell & Co. ("John Morrell"), Patrick Cudahy Incorporated ("Patrick Cudahy"), Smithfield International, Inc. ("International") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"). The accounts of Ed Kelly, Inc. ("Kelly") are reflected as discontinued operations (see Note 3) and are reported separately on the consolidated statements of income. All material intercompany balances and transactions have been eliminated.

  FISCAL YEAR

     The Company's fiscal year is the 52 or 53 week period which ends on the Sunday nearest April 30.

  INVENTORIES

     The Company's inventories are valued at the lower of first-in, first-out
(FIFO) cost or market. Inventories consist of the following:

                                                                                  APRIL       APRIL
                                                                                   28,         30,
                                                                                   1996        1995
                                                                                    (IN THOUSANDS)
Fresh and processed meats.....................................................   $154,110    $ 82,957
Livestock and manufacturing supplies..........................................     51,145      28,596
Other.........................................................................      5,504       9,433
                                                                                 $210,759    $120,986

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets. Buildings and improvements are depreciated over periods from 10 to 40 years. Machinery and equipment is depreciated over periods from 3 to 25 years. Repair and maintenance charges are expensed as incurred. Improvements and betterments that materially extend the life of the asset are capitalized. Gains and losses from dispositions or retirements of property, plant and equipment are recognized currently.

     In fiscal 1994, the Company revised the estimated useful lives of certain assets to more accurately reflect their economic useful lives and to better align them with those generally used in the meat processing industry. This change was made to assets acquired after April 1990 and has been reflected on a prospective basis since November 1993. The lives of the affected buildings and improvements were revised from 10 to 40 years to 20 to 40 years. The lives of the affected machinery and equipment were revised from 3 to 12 years to 10 to 25 years.

     Interest on capital projects is capitalized during the construction period. Total interest capitalized was $2,021,000 in fiscal 1996, $842,000 in fiscal 1995 and $612,000 in fiscal 1994. Repair and maintenance expenses totaled $59,951,000, $50,975,000 and $40,713,000 in fiscal 1996, 1995 and 1994, respectively.

  OTHER ASSETS

     Cost in excess of net assets acquired is amortized over 40 years. Organization costs are amortized over a five-year period. Deferred debt issuance costs are amortized over the terms of the related loan agreements. Start-up costs associated with hog production are amortized over a three-year period.

  ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the cost

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
can be reasonably estimated. Other than for assessments, the timing of these accruals coincides with the Company's commitment to a formal plan of action.

  SELF-INSURANCE PROGRAMS

     The Company is self-insured for certain levels of general and vehicle liability, workers' compensation and health care coverage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

  PRICE RISK MANAGEMENT AND HEDGING

     The Company uses recognized price risk management and hedging techniques to enhance sales and to reduce the effect of adverse price changes on the Company's profitability. The Company's price risk management and hedging activities currently are utilized in the areas of forward sales, hog production margin management, procurement of raw materials (ham and bacon) for seasonal demand peaks and inventory hedging. Contracts related to sales or purchase commitments are accounted for as hedges. Gains and losses on these contracts are deferred and recorded to cost of sales when the sales or purchase commitments are fulfilled. As of April 28, 1996 and April 30, 1995, the Company had deferred unrealized hedging gains of $2,160,000 and $222,000, respectively, on outstanding futures contracts. All contracts mature within one year.

  INCOME PER COMMON SHARE

     Income per common share is computed using the weighted average shares of common stock and dilutive common stock equivalents (options and convertible preferred stock) outstanding during the respective periods. Net income available to common stockholders is net income less dividends on preferred stock. The number of weighted average shares used in calculating income per common share was 17,530,000 in fiscal 1996, 17,059,000 in fiscal 1995 and 16,768,000 in fiscal 1994.

  USE OF ESTIMATES

     Financial statements prepared in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect amounts reported therein. Actual results could differ from those estimates.

  RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to fiscal 1996 presentations including warehousing and distribution costs which have been reclassified from selling, general and administrative expenses to cost of sales.

NOTE 2 -- ACQUISITION

     On December 20, 1995, the Company acquired all of the capital stock of John Morrell from Chiquita Brands International, Inc. ("Chiquita") for $58,000,000, consisting of $25,000,000 in cash and $33,000,000 of the Company's common stock (1,094,273 shares), plus the assumption of all of John Morrell's liabilities. The Company accounted for the acquisition using the purchase method of accounting and, accordingly, the results of operations of John Morrell from December 20, 1995 are included in the accompanying consolidated financial statements.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

     The following unaudited pro forma information combines the operating results of the Company and John Morrell assuming the acquisition had been made as of the beginning of the fiscal year ended April 30, 1995.

                                                                                          52 WEEKS          52 WEEKS
                                                                                           ENDED             ENDED
                                                                                       APRIL 28, 1996    APRIL 30, 1995
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                               PER SHARE DATA)
Sales...............................................................................     $3,414,561        $2,949,426
Income from continuing operations...................................................         25,094            49,257
Net income..........................................................................         21,194            45,182
Income per common share:
  Continuing operations.............................................................           1.31              2.68
  Net income........................................................................           1.10              2.45

NOTE 3 -- DISCONTINUED OPERATIONS

     In fiscal 1996, the Company completed the disposition of the assets and business of Kelly, its former retail electronics subsidiary, which is reported separately as discontinued operations in the consolidated statements of income. The delay in the final disposition of the assets and business led to an unanticipated deterioration of Kelly's estimated realization value, resulting in an additional loss from discontinued operations of $3.9 million in fiscal 1996. Fiscal 1995 reflected a loss from discontinued operations related to Kelly of $4.1 million.

NOTE 4 -- JOINT HOG PRODUCTION ARRANGEMENTS

  SMITHFIELD-CARROLL'S

     The Company has an arrangement with affiliates of Carroll's Foods, Inc. ("CFI") to produce hogs for the Company's meat processing plants in North Carolina and Virginia. The arrangement involves: (1) Smithfield-Carroll's Farms, a partnership owned jointly by the Company and Carroll's Farms of Virginia, Inc. ("CFAV"), which owns the hog raising facilities, and (2) a long-term purchase contract between the Company and Carroll's Foods of Virginia, Inc. ("CFOV"), which leases and operates the facilities, that obligates the Company to purchase all the hogs produced by CFOV at prices which are equivalent to market at the time of delivery. A director of the Company is the president and a director of CFI, CFAV and CFOV. In addition, the Company has a long-term agreement to purchase hogs from CFI at prices which, in the opinion of management, are equivalent to market.

     As of April 28, 1996 and April 30, 1995, the Company had investments of $20,252,000 and $20,231,000, respectively, in the partnership which are accounted for using the equity method. Profits and losses are shared equally under the arrangement. During fiscal 1995, the Company converted $12,500,000 of advances to partners' equity, which is included in the investments above. In addition, as of April 28, 1996, the Company had $2,200,000 of working capital loans outstanding to the partnership. These demand loans are expected to be repaid in the next fiscal year.

     Substantially all revenues of the partnership consist of lease payments from CFOV which cover debt service, depreciation charges and other operating expenses. For the fiscal years 1996, 1995 and 1994, revenues were $8,912,000, $9,479,000 and $9,706,000, respectively.

     Pursuant to the long-term purchase contract, the Company purchased $70,540,000, $54,081,000 and $62,348,000 of live hogs from CFOV in fiscal years 1996, 1995 and 1994, respectively. The contract resulted in decreased raw material costs (as compared to market costs) of $2,617,000 and $2,223,000 in fiscal 1996 and 1994, respectively, and increased raw material costs of $2,615,000 in fiscal 1995. In fiscal 1996, the Company made $2,800,000 of working capital loans to CFOV and received payments of $4,700,000. Demand loans of $6,905,000 are outstanding as of April 28, 1996 and are expected to be repaid in the next fiscal year.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

     Pursuant to the agreement with CFI, the Company purchased $201,878,000, $134,937,000 and $127,849,000 of hogs in fiscal 1996, 1995 and 1994, respectively.

  CIRCLE FOUR

     The Company has an arrangement with three of its principal hog suppliers to produce hogs in the state of Utah for sale to an unrelated party. The chief executive officers of two of the suppliers and the president of another serve as directors of the Company. As of April 28, 1996, the Company had a 33% interest in the arrangement, which is accounted for using the equity method. As of April 28, 1996 and April 30, 1995, the Company had investments of $7,083,000 and $5,050,000, respectively, in the arrangement.

  B&G

     Brown's has an arrangement with a company owned by the daughter and son-in-law of the chairman and chief executive officer of the Company. The arrangement, B&G Farms LLC ("B&G"), involves the leasing of hog production facilities to Brown's and the production of hogs by Brown's on a contractual basis. In addition, the Company has a contract to purchase all of the hogs produced by B&G at prices, which in the opinion of management, are equivalent to market. Profits and losses are shared equally under the arrangement. As of April 28, 1996 and April 30, 1995, B&G had advanced $1,527,000 and $1,723,000, respectively, to Brown's for working capital. As of April 28, 1996 and April 30, 1995, the Company had investments of $1,260,000 and $1,157,000, respectively, in the partnership.

     B&G's revenues consist of lease payments from Brown's, which cover debt service and depreciation charges, and the profits or losses on the sale of hogs. Pursuant to the contract, the Company purchased $7,990,000 and $3,048,000 of hogs in fiscal 1996 and 1995, respectively.

     The summarized unaudited financial information which follows represents an aggregation of the Company's unconsolidated hog production operations of Smithfield-Carroll's, Circle Four and B&G.

                                                                             APRIL 28,         APRIL 30,
                                                                                1996              1995
                                                                                    (IN THOUSANDS)

Current assets..........................................................      $  6,532          $  4,108
Property and equipment..................................................       107,996            84,255
Other assets............................................................         6,094             2,296
                                                                              $120,622          $ 90,659

Current liabilities.....................................................      $ 11,785          $ 16,029
Long-term debt..........................................................        54,926            28,310
Equity..................................................................        53,911            46,321
                                                                              $120,622          $ 90,660

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 5 -- DEBT

     Long-term debt consists of the following:

                                                                                 APRIL 28,    APRIL 30,
                                                                                   1996         1995
                                                                                     (IN THOUSANDS)
Notes payable to institutional lenders:
  8.41% notes, payable through February 2013..................................   $  25,000    $  25,000
  9.85% notes, payable through November 2006..................................      14,333       15,667
  10.75% notes, payable through August 2005...................................       9,500       10,500
  9.80% notes, payable through August 2003....................................       9,187        9,938
  6.24% notes, payable through November 1998..................................       3,108        4,237
  7.15% notes, payable through October 1997...................................       3,044        4,899
  7.00% notes, payable through September 1998.................................       1,429        2,017

Notes payable to banks:
  Notes, payable October 1997.................................................      45,000       45,000
  Line of credit, expiring July 1997..........................................      43,750            -
  6.48% notes, payable through September 1998.................................      20,700       22,600
  7.10% notes, payable through September 1997.................................       2,290        2,760

Other notes payable...........................................................         407          200
                                                                                   177,748      142,818
Less current portion..........................................................     (11,810)      (9,030)
                                                                                 $ 165,938    $ 133,788

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

     Scheduled maturities of long-term debt are as follows:

                                                                              (IN THOUSANDS)
Fiscal year
1997.......................................................................      $ 11,810
1998.......................................................................       101,655
1999.......................................................................        19,924
2000.......................................................................         4,554
2001.......................................................................         4,554
Thereafter.................................................................        35,251
                                                                                 $177,748

     As of April 28, 1996, the fair value of long-term debt, based on the market value of debt with similar maturities and covenants, approximates recorded values.

     Notes payable and lines of credit to institutional lenders and banks are collateralized with all of the Company's inventories and accounts receivable, and certain of the Company's property, plant and equipment.

     As of April 28, 1996, the Company had aggregate lines of credit of $265,000,000, including a $75,000,000 line assumed in connection with the acquisition of John Morrell. Subsequent to year-end, the Company consolidated its lines of credit into a single line by increasing a previously existing $200,000,000 line of credit to $255,000,000. This line consists of a 364-day, $205,000,000 revolving credit facility and a two-year, $50,000,000 revolving credit facility. The short-term facility is being used for seasonal inventory and receivable needs and the long-term facility is being used for working capital and capital expenditures. The increased line expires in July 1996 and is expected to be extended for an additional year in the first quarter of fiscal 1997. The line of credit has no compensating balance requirements, but requires commitment fees based on the unused portion. The Company terminated the $75,000,000 John Morrell line of credit on April 30, 1996.

     Weighted average borrowings under the lines were $133,400,000 in fiscal 1996, $69,900,000 in fiscal 1995 and $66,600,000 in fiscal 1994 at weighted average interest rates of approximately 7%, 6% and 4%, respectively. Maximum borrowings were $179,800,000 in fiscal 1996, $117,000,000 in fiscal 1995 and $105,100,000 in fiscal 1994. The outstanding balances under these lines totaled $151,300,000 and $67,200,000 as of April 28, 1996 and April 30, 1995,
respectively, at a weighted average interest rate of 7% for both years.

     The Company's various debt agreements contain covenants regarding current ratio, fixed charges coverage, net worth, and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to stockholders. Additionally, existing loan covenants contain provisions which substantially limit the amount of funds available for transfer from its subsidiaries to Smithfield Foods, Inc. without the consent of certain lenders.

NOTE 6 -- INCOME TAXES

     Total income tax expense (benefit) was allocated as follows:

                                                                 APRIL 28,         APRIL 30,       MAY 1,
                                                                    1996              1995          1994
                                                                             (IN THOUSANDS)

Income from continuing operations...........................      $ 10,465          $ 18,523       $12,616
Discontinued operations.....................................        (2,600)           (2,716)          305
                                                                  $  7,865          $ 15,807       $12,921

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

     Income tax expense attributable to income from continuing operations consists of the following:

                                                                 APRIL 28,         APRIL 30,       MAY 1,
                                                                    1996              1995          1994
                                                                             (IN THOUSANDS)
Current tax expense:
  Federal...................................................      $  8,850          $ 10,373       $ 7,235
  State.....................................................         1,530             1,835         1,675
                                                                    10,380            12,208         8,910
Deferred tax expense (benefit):
  Federal...................................................          (129)            5,301         3,108
  State.....................................................           214             1,014           598
                                                                        85             6,315         3,706
                                                                  $ 10,465          $ 18,523       $12,616

     A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

                                                                           APRIL 28,    APRIL 30,    MAY 1,
                                                                             1996         1995        1994

Federal income taxes at statutory rate..................................      35.0%        35.0%      35.0%
State income taxes, net of federal tax benefit..........................       3.9          3.6        4.6
Other...................................................................      (4.3)        (1.9)      (0.1)
                                                                              34.6%        36.7%      39.5%

     The tax effects of temporary differences consist of the following:

                                                                             APRIL 28,         APRIL 30,
                                                                                1996              1995
                                                                                    (IN THOUSANDS)
Deferred tax assets:
  Employee benefits.....................................................      $ 35,925          $  6,019
  Alternative minimum tax credit........................................         5,607             2,680
  Tax credits, carryforwards and net operating losses...................        12,523             2,709
  Inventories...........................................................         1,297             1,155
  Other assets..........................................................           317               968
  Accrued expenses......................................................        12,004             1,041
                                                                              $ 67,673          $ 14,572
Deferred tax liabilities:
  Property, plant and equipment.........................................      $ 33,643          $ 21,853
  Investment in subsidiary..............................................           574               574
  Start-up costs........................................................         1,805             1,303
                                                                              $ 36,022          $ 23,730

     As of April 28, 1996 and April 30, 1995, the Company had $21,416,000 and $9,246,000, respectively, of net current deferred tax assets included in prepaid expenses and other current assets. The Company had no valuation allowance related to income tax assets as of April 28, 1996 or April 30, 1995, and there was no change in the valuation allowance during fiscal 1996 and 1995.

     As of April 28, 1996 and April 30, 1995, the Company had $12,241,000 and $1,836,000 of deferred tax assets relating to net operating losses and tax credits, respectively, which expire from fiscal 1998 to 2001. In addition, deferred tax assets include alternative minimum tax credits of $5,607,000 which do not expire.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 7 -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                                             APRIL 28,         APRIL 30,
                                                                                1996              1995
                                                                                    (IN THOUSANDS)

Payroll and related benefits............................................      $ 42,737          $ 15,531
Self-insurance reserves.................................................        18,914            12,357
Other...................................................................        33,431             9,467
                                                                              $ 95,082          $ 37,355

NOTE 8 -- STOCKHOLDERS' EQUITY AND PREFERRED STOCK

  ISSUANCE OF COMMON STOCK

     In fiscal 1996, the Company issued 1,094,273 shares of its common stock to Chiquita as part of the acquisition of John Morrell (See Note 2).

  PREFERRED STOCK

     The Company has 1,000,000 shares of $1.00 par value preferred stock authorized, of which 998,000 shares are unissued. The board of directors is authorized to issue preferred stock in series and to fix by resolution the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.

     In fiscal 1996, all of the Series B 6.75% cumulative convertible redeemable preferred stock totaling $10,000,000 was converted into 465,116 shares of the Company's common stock at $21.50 per share.

     In fiscal 1996, the Company authorized and issued 2,000 shares of Series C 6.75% cumulative convertible redeemable preferred stock in a private transaction for $20,000,000. These shares are convertible into 666,666 shares of the Company's common stock at $30.00 per share. The shares are mandatorily redeemable in fiscal 2006 at $10,000 per share, plus accumulated and unpaid dividends and have an equivalent liquidation preference.

     Redeemable preferred stock consists of the following:

                                                                                                     APRIL 28,         APRIL 30,
                                                                                                        1996              1995
                                                                                                            (IN THOUSANDS)
Series B 6.75% cumulative convertible redeemable preferred stock,
  $1.00 par value, 1,000 shares authorized, issued and outstanding..............................      $      -          $ 10,000
Series C 6.75% cumulative convertible redeemable preferred stock,
  $1.00 par value, 2,000 shares authorized, issued and outstanding..............................        20,000                 -
                                                                                                      $ 20,000          $ 10,000

  STOCK OPTIONS

     Under the Company's 1984 Stock Option Plan ("1984 Plan"), which expired in fiscal 1995, officers and certain key employees were granted incentive and nonstatutory stock options to purchase shares of the Company's common stock for periods not exceeding 10 years at prices that were not less than the fair market value of the common stock on the date of grant. Stock appreciation rights which are exercisable upon a change in control of the Company are attached to the options granted pursuant to the 1984 Plan. The Company granted options for 1,400,000 shares of common stock under the 1984 Plan.

     Under the Company's 1992 Stock Incentive Plan ("1992 Plan"), management and other key employees may be granted nonstatutory stock options to purchase shares of the Company's common stock exercisable five years after grant for periods not exceeding 10 years. The exercise price for options granted prior to August 31, 1994 was not less than 150% of the fair market value of the common stock on the date of grant. On August 31, 1994, the Company amended and restated the 1992

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

Plan, changing the exercise price of options granted on or after that date to not less than the fair market value of the common stock on the date of grant. The Company has reserved 1,250,000 shares of common stock under the 1992 Plan. As of April 28, 1996, there were 164,500 options available for grant under the 1992 Plan.

     The following is a summary of transactions for the 1984 Plan and 1992 Plan during fiscal 1995 and 1996.

                                                                     NUMBER OF SHARES    PER SHARE RANGE
Outstanding options at May 1, 1994................................       1,652,000        $  5.50-23.06
  Granted.........................................................          60,000                30.63
  Exercised.......................................................        (120,900)          5.50- 8.13
  Cancelled.......................................................         (25,000)               23.06
Outstanding options at April 30, 1995.............................       1,566,100           5.50-30.63
  Granted.........................................................         345,000          21.50-27.25
  Exercised.......................................................         (59,600)          5.50- 8.13
  Cancelled.......................................................         (50,000)               23.06
Outstanding options at April 28, 1996.............................       1,801,500        $  5.50-30.63
Options exercisable at April 28, 1996.............................         716,000        $  5.50- 8.13

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which is effective for fiscal 1997. The Company has not completed all of the analyses required to estimate the impact of the statement. The Company intends to continue to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees;" and will comply with the disclosure requirements of SFAS No. 123.

  PREFERRED SHARE PURCHASE RIGHTS

     In fiscal 1992, the Company adopted a preferred share purchase rights plan (the "Rights Plan") and declared a dividend of one preferred share purchase right (a "Right") on each outstanding share of common stock. Under the terms of the Rights Plan, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 20% (or other applicable percentage, as summarized in the Rights
Plan) or more of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of shares of common stock having a market value of twice such price.

     Each Right will entitle its holder to buy five ten-thousandths of a share of Series A junior participating preferred stock, par value $1.00 per share, at an exercise price of $75 subject to adjustment. Each share of Series A junior participating preferred stock will entitle its holder to 1,000 votes and will have an aggregate dividend rate of 1,000 times the amount, if any, paid to holders of common stock. Currently, 25,000 shares of Series A junior participating preferred stock have been reserved. The Rights will expire in fiscal 2002 unless previously exercised or redeemed at the option of the board of directors for $.005 per Right. Generally, each share of common stock issued after May 31, 1991 will have one Right attached.

NOTE 9 -- PENSION AND OTHER RETIREMENT PLANS

     The Company and its subsidiaries sponsor several defined benefit pension plans covering substantially all employees. Pension expense for fiscal 1996, 1995 and 1994 was $3,303,000, $2,306,000 and $2,078,000, respectively. It is the
Company's policy to fund the plans based on the minimum contribution required under ERISA. The plans' assets consist of listed corporate stocks, corporate and government bonds, insurance contracts and cash and cash equivalents.

     In connection with the John Morrell acquisition, the Company assumed the obligations under two non-contributory, defined benefit pension plans for substantially all full-time salaried and hourly employees. Benefit accrual for substantially

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
all hourly employees under the defined benefit pension plan ceased as of March 1991. Current benefits for these employees are provided by a defined contribution plan covering both salaried and hourly employees.

     The status of the Company's plans and the components of pension expense are as follows:

                                                                     APRIL 28, 1996                       APRIL 30, 1995
                                                              OVERFUNDED        UNDERFUNDED        OVERFUNDED        UNDERFUNDED
                                                                PLANS              PLANS             PLANS              PLANS
                                                                                        (IN THOUSANDS)

Accumulated benefit obligation................................  $  29,548        $  175,103         $  23,705          $  16,398
Vested benefit obligation.....................................  $  25,591        $  169,468         $  21,274          $  15,819
Plan assets at fair value.....................................  $  39,127        $  116,542         $  30,625          $  11,946
Projected benefit obligation..................................    (36,434)         (181,306)          (29,782)           (16,397)
Excess (deficiency) of plan assets over projected benefit
  obligation..................................................      2,693           (64,764)              843             (4,451)
Items not recorded on consolidated balance sheets:
  Unrecognized net transition gain............................       (181)                -              (271)                 -
  Unrecognized net loss (gain) from experience differences....     (3,356)           (8,710)              825                283
  Unrecognized prior service cost (benefit)...................      1,188               175              (462)               946
     Prepaid (accrued) pension costs..........................  $     344        $  (73,299)        $     935          $  (3,222)

Net pension expense included the following:                               1996               1995              1994
  Service costs for benefits earned...........................           $2,662             $2,079            $1,690
  Interest accrued on projected benefit obligation............            7,532              3,089             2,890
  Actual return on plan assets................................           (6,691)            (2,558)           (3,185)
  Net amortization and deferral...............................             (200)              (304)              683
  Net pension expense.........................................           $3,303             $2,306            $2,078

     In determining the projected benefit obligation in fiscal 1996 and 1995, the weighted average assumed discount rate was 7.75% and 7.5%, respectively, while the assumed rate of increase in future compensation was 5% to 6% in fiscal 1996 and 6% in fiscal 1995. The weighted average expected long-term rate of return on plan assets was 9% and 8% in fiscal 1996 and 1995, respectively.

     The Company provides health care and life insurance benefits for certain retired employees at Esskay, John Morrell and Patrick Cudahy. The total cost to provide retiree benefits was $673,000, $406,000 and $994,000 in fiscal 1996, 1995 and 1994, respectively.

NOTE 10 -- LEASE AND SERVICE OBLIGATIONS

     The Company leases transportation equipment under operating leases ranging from 1 to 10 years with options to cancel at earlier dates. In addition, the Company has a long-term maintenance agreement related to this equipment. Maintenance fees are based upon fixed monthly charges for each vehicle, as well as the maintenance facility itself and contingent fees based upon transportation equipment usage. The amounts shown below as minimum rental commitments do not include contingent maintenance fees.

     The Company has agreements, expiring in fiscal 2004 and 2008, to use two cold storage warehouses owned by a partnership, 50% of which is owned by the Company. The Company has agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees of $3,600,000. In fiscal 1996, 1995 and 1994, the Company paid $4,641,000,
$5,986,000 and $5,284,000, respectively, in fees for use of the facilities. As of April 28, 1996 and April 30,

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

1995, the Company had investments of $1,067,000 and $744,000, respectively, in the partnership which are accounted for using the equity method.

     Minimum rental commitments under all noncancelable operating leases and maintenance agreements are as follows:

                                                                              (IN THOUSANDS)
Fiscal year
1997.......................................................................      $ 20,850
1998.......................................................................        17,400
1999.......................................................................        14,441
2000.......................................................................        12,938
2001.......................................................................        10,939
Thereafter.................................................................        32,772
                                                                                 $109,340

     Rental expense was $17,664,000 in fiscal 1996, $15,025,000 in fiscal 1995 and $12,159,000 in fiscal 1994. Rental expense in fiscal 1996, 1995 and 1994 included $3,389,000, $2,681,000 and $2,137,000 of contingent maintenance fees, respectively.

     The Company has entered into a sale and leaseback arrangement for certain hog production facilities at Brown's. The arrangement provides for an early termination at predetermined amounts after 10 years.

     Property, plant and equipment under capital leases as of April 28, 1996 consist of land of $2,659,000, buildings and improvements of $7,017,000 and machinery and equipment of $6,701,000, less accumulated amortization of $3,707,000.

     Future minimum lease payments for assets under capital leases and the present value of the net minimum lease payments are as follows:

                                                                              (IN THOUSANDS)
Fiscal year
1997.......................................................................      $  3,798
1998.......................................................................         3,876
1999.......................................................................         3,991
2000.......................................................................         4,046
2001.......................................................................         3,675
Thereafter.................................................................        15,982
                                                                                   35,368
Less amounts representing interest.........................................       (11,106)
Present value of net minimum obligations...................................        24,262
Less current portion.......................................................        (1,582)
Long-term capital lease obligations........................................      $ 22,680

NOTE 11 -- RELATED PARTY TRANSACTIONS

     The Company's chairman and chief executive officer is an officer and the majority owner of the capital stock of a company to which the Company made sales of fresh pork and processed meat products totaling $299,000, $328,000 and $321,000 in fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, 1995 and 1994, the Company purchased raw materials totaling $10,069,000, $7,535,000 and $8,159,000, respectively, from a company which is 48% owned by the chairman's children.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

     A director of the Company is the chairman and chief executive officer and a director of Murphy Family Farms, Inc. ("MFF"). The Company has a long-term agreement to purchase hogs from MFF at prices, which in the opinion of management, are equivalent to market. Pursuant to this agreement with MFF, the Company purchased $330,033,000, $232,130,000 and $237,889,000 of hogs in fiscal
1996, 1995 and 1994, respectively.

     A director of the Company is the chairman and chief executive officer and a director of Prestage Farms Inc., ("PFI"). The Company has a long-term agreement to purchase hogs from PFI at prices, which in the opinion of management, are equivalent to market. Pursuant to this agreement with PFI, the Company purchased $129,577,000, $79,292,000 and $70,258,000 of hogs in fiscal 1996, 1995 and 1994, respectively.

     A director of the Company is the chairman of the board of a company from which the Company made purchases of automotive parts and equipment, as well as maintenance and leasing services, totaling $556,000, $489,000 and $515,000 in fiscal 1996, 1995 and 1994, respectively. In addition, the Company leases substantially all of its automobiles under three-year leases arranged by this company. As of April 28, 1996, the Company was obligated to make a total of $1,265,000 in future lease payments under these leases.

     The Company paid a director of the Company, who was formerly president and chief operating officer of a subsidiary, $250,000 and $221,000 for consulting services during fiscal 1996 and 1995, respectively.

     The Company is a 50% partner in a partnership which owns two cold storage warehouses (see Note 10). In fiscal 1995, the partnership purchased the capital stock of a company which previously owned one of the warehouses, 18% of the capital stock of which was owned by a group of the Company's officers and directors. The purchase price approximated the net book value of the company as of December 31, 1994, the effective purchase date.

     The Company is engaged in hog production arrangements with several related parties. See Note 4 for additional information regarding these arrangements.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     As of April 28, 1996, the Company had outstanding commitments for construction of hog production facilities and plant expansion projects of approximately $37,845,000.

     The Company and its subsidiaries are defendants in various lawsuits and claims arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these matters will not have a material effect on the Company's consolidated financial position or results of operations.

     Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency ("EPA") and corresponding state agencies such as the Virginia State Water Control Board ("SWCB"), the North Carolina Division of Environmental Management, the Iowa Department of Natural Resources, the South Dakota Department of Environment and Natural Resources, the United States Department of Agriculture and the Occupational Safety and Health Administration. Management believes that the Company complies with all such laws and regulations in all material respects, except as set forth immediately below, and that continued compliance with these standards will not have a material adverse effect on the Company's financial position or results of operations.

     The wastewater discharge permit for Smithfield Packing's and Gwaltney's plants in Smithfield, Virginia imposes more stringent phosphorus and ammonia effluent limitations than the plants can currently meet. To achieve compliance, the Company agreed to discontinue its wastewater discharges to the Pagan River and connect its wastewater treatment plants to the regional sewage collection and treatment system operated by the Hampton Roads Sanitation District ("HRSD"). The Company has received a directive to connect its Gwaltney wastewater system to the HRSD system by June 25, 1996, and expects to receive before the end of calendar year 1996 a similar directive with respect to its Smithfield Packing wastewater system. The Company expects to incur approximately $2,664,000 capital costs (of which $1,292,000 has been expended through the end of fiscal 1996) to upgrade its existing treatment systems and make these connections. After such connections have been made the Company will incur sewer use charges (approximately $1,700,000 annually) imposed by HRSD in addition to its

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
existing costs of pretreating its wastewater before discharge to the HRSD system. These HRSD sewer use costs will be accounted for as current period charges in the years in which such costs are incurred.

     Pending connection to the HRSD system, the plants are being operated under an administrative consent order entered into with the SWCB. During the period May 1994 through April 1995, the Company's plants had a number of violations of its permit and the consent order, which led the SWCB to place these Company plants on its "significant noncompliance" list. Placement on that list is required by the SWCB's practices when any one of several circumstances occur, including a single violation of an administrative consent order provision. The Company has corrected the conditions which caused these violations, and has experienced only two isolated daily permit violations during the past year. These two plants are presently in compliance with the effluent limitations in the SWCB administrative order and those effluent limitations in its permit except phosphorus and ammonia limitations. The SWCB's staff has given the Company written notice of its intention to recommend that the SWCB refer these and other permit violations, including the recordkeeping violations discussed below, to the Virginia Attorney General for appropriate legal action. The nature and extent of any action that may be taken by the SWCB or the Virginia Attorney General or of any sanctions or other requirements which may be imposed upon the Company are not known.

     The Company regularly conducts tests of its wastewater discharges to assure compliance with the provisions of its wastewater discharge permits. Federal and state laws require that records of tests be maintained for three years. Failure to maintain these records may result in the imposition of civil penalties. Criminal sanctions may be imposed in the event of false reporting or destruction of records. In the course of a SWCB inspection of its Smithfield, Virginia plants in May, 1994, it was discovered that records of certain tests conducted by the Company from 1992 through early 1994 could not be located. The employee responsible for the supervision of the tests and maintenance of the test records was replaced. No judicial proceedings have yet been instituted against the Company as a result of its inability to locate the records for the period noted and, other than the written notice referred to above, no administrative proceeding has yet been initiated. The U.S. Department of Justice, EPA and Federal Bureau of Investigation are engaged in an investigation of possible criminal charges of false reporting and destruction of records. In April, 1996, an attorney with the Department of Justice advised the Company that the Company was not then a target of the investigation, and that the investigation was focused on the former employee responsible for supervision of the tests and maintenance of the records. The Company has heard nothing further from the Department of Justice. The nature and extent of any action that may be taken by one or more governmental agencies or of any sanctions or other requirements which may be imposed upon the Company are not known.

     Based on its knowledge, as summarized above, of the facts and circumstances surrounding the violations and investigations discussed above, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or annual results of operations.

     On February 7, 1996, John Morrell executed a Plea Agreement with the Department of Justice in connection with water pollution violations that allegedly occurred at its Sioux Falls, South Dakota plant from 1985 through 1992, several years prior to the Company's acquisition of John Morrell. On May 28, 1996, the Agreement was executed by the government and entered by the court, and John Morrell pled guilty to six counts of violating the Clean Water Act due to numerous discharge exceedances, failure to report the exceedances, and submitting false reports. John Morrell paid a $3,000,000 penalty. Under two related civil consent decrees, John Morrell also will pay a $250,000 civil penalty, make certain improvements at the Sioux Falls plant, and carry out pollution-prevention and compliance-management audits. In view of these improvements and commitments, and especially due to efforts by both John Morrell and the Company to improve John Morrell's environmental compliance programs, on May 28, 1996, the EPA formally agreed not to debar John Morrell from contracting with the government. EPA determined that John Morrell and the Company had fully corrected the conditions giving rise to the violations.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 13 -- QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                                                 FIRST       SECOND      THIRD       FOURTH
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Sales........................................................................   $367,328    $455,799    $687,000    $873,766
Gross profit.................................................................     21,023      35,412      56,319      67,513
Income (loss) from continuing operations.....................................     (2,594)      4,615      10,787       6,978
Discontinued operations......................................................     (1,800)          -      (2,100)          -
Net income (loss)............................................................     (4,394)      4,615       8,687       6,978

Income (loss) per common share:
Continuing operations........................................................       (.16)        .26         .58         .35
Discontinued operations......................................................       (.11)          -        (.12)          -
Net income (loss)............................................................       (.27)        .26         .46         .35

1995
Sales........................................................................   $331,761    $373,839    $439,353    $381,565
Gross profit.................................................................     24,641      36,182      55,190      29,919
Income from continuing operations............................................      2,547       8,080      18,048       3,240
Discontinued operations......................................................       (177)       (278)       (718)     (2,902)
Net income...................................................................      2,370       7,802      17,330         338

Income (loss) per common share:
Continuing operations........................................................        .14         .47        1.04         .18
Discontinued operations......................................................       (.01)       (.02)       (.04)       (.17)
Net income...................................................................        .13         .45        1.00         .01

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

TO THE STOCKHOLDERS OF SMITHFIELD FOODS, INC.

We have audited in accordance with generally accepted auditing standards the financial statements included in the Form 10-K Annual Report of Smithfield Foods, Inc. for the fiscal year ended April 28, 1996, and have issued our report thereon dated June 11, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on the Index to Financial Statements and Financial Schedule filed as a part of the Company's Form 10-K Annual Report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Richmond, Virginia,
    June 11, 1996

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             SMITHFIELD FOODS, INC.

                         PARENT COMPANY BALANCE SHEETS
                    AS OF APRIL 28, 1996 AND APRIL 30, 1995

                                     ASSETS

                                                                         April 28,              April 30,
(In thousands)                                                              1996                  1995
                                                                        ------------          -----------
Current assets:

   Cash                                                                    $    563             $    157
   Accounts receivable                                                        2,346                  175
   Receivables from related parties                                           9,150               15,765
   Refundable income taxes                                                        -                3,458
   Deferred income taxes                                                      6,857                9,246
   Other                                                                      1,770                  452
                                                                           --------             --------
      Total current assets                                                   20,686               29,253
                                                                           --------             --------

Investments in and net advances to
   subsidiaries, at cost plus equity
   in undistributed earnings                                                303,642              233,993
                                                                           --------             --------

Other assets:

   Investments in partnerships                                               28,402              26,026
   Property, plant and equipment, net                                         8,612               6,554
   Other                                                                     15,071              10,563
                                                                           --------            --------
      Total other assets                                                     52,085              43,143
                                                                           --------            --------

                                                                           $376,413            $306,389

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Note payable                                                            $  3,000            $  2,500
   Current portion of long-term debt                                          3,304               2,420
   Accounts payable                                                           1,325                 895
   Accrued expenses                                                          16,763              16,933
   Income taxes payable                                                         229                  -
                                                                           --------            --------
      Total current liabilities                                              24,621              22,748
                                                                           --------            --------

Long-term debt                                                               64,836              68,140
                                                                           --------            --------

Deferred income taxes and other noncurrent liabilities                       24,439              21,485
                                                                           --------            --------

Redeemable preferred stock                                                   20,000              10,000
                                                                           --------            --------

Stockholders' equity                                                        242,517             184,016
                                                                           --------            --------

                                                                           $376,413            $306,389

The accompanying notes are an integral part of these balance sheets.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             SMITHFIELD FOODS, INC.

                    PARENT COMPANY STATEMENTS OF OPERATIONS

                                                      52 Weeks            52 Weeks             52 Weeks
                                                       Ended               Ended                 Ended
                                                   April 28, 1996       April 30, 1995        May 1, 1994
                                                   --------------       --------------        -----------
(In thousands)
Sales                                                  $     -            $     -              $     -
Cost of sales                                           (2,540)             (1,368)                (192)
                                                       -------             -------              -------
   Gross profit                                          2,540               1,368                  192

General and administrative expenses,
    net of allocation to subsidiaries                    5,780               2,680                1,120
Depreciation expense                                       892                 496                  452
Interest expense                                         2,556               2,596                2,046
                                                       -------             -------              -------

Loss before income taxes and
   equity in earnings of
   subsidiaries                                         (6,688)             (4,404)              (3,426)
Income tax benefit                                      (2,400)             (1,003)                (600)
                                                       -------             -------              -------

Loss before equity in
   earnings of subsidiaries                             (4,288)             (3,401)              (2,826)

Equity in earnings of
   subsidiaries                                         20,174              31,241               22,528
                                                       -------             -------              -------

      Net income                                       $15,886             $27,840              $19,702
                                                       =======             =======              =======

The accompanying notes are an integral part of these statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             SMITHFIELD FOODS, INC.

                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                         52 Weeks       52 Weeks      52 Weeks
                                                           Ended         Ended         Ended
                                                         April 28,      April 30,      May 1,
(In thousands)                                             1996           1995          1994
                                                        ---------       ---------      ------
Cash flows from operating activities:

   Net income                                            $15,886          $27,840       $19,702
   Adjustments to reconcile net income to
      net cash used in operating activities:

         Depreciation and amortization                     1,162              619           452
         Gain on sale of property and equipment               (1)              (5)           -
         Decrease in deferred income taxes and
            other noncurrent liabilities                   5,343            6,748         3,768
         (Increase) decrease in accounts
            receivable                                    (2,171)             (55)          103
         Decrease in receivables from related
            parties                                        6,615            3,069           996
         Increase in investments in and advances
            to subsidiaries, net of common stock
            issued to acquire John Morrell & Co.         (36,649)         (49,669)      (58,670)
         (Increase) decrease in other current
            assets                                        (1,318)              65          (229)
         Increase in accounts payable and
            accrued expenses                                 260              546         7,001
         (Increase) decrease in refundable
            income taxes                                   3,458           (3,458)        1,303
         Increase (decrease) in taxes payable                229           (3,154)        3,154
         Increase in other assets                         (4,778)          (8,558)         (215)
                                                        --------         --------      --------
      Net cash used in operating activities              (11,964)         (26,012)      (22,635)
                                                        --------         --------      --------

Cash flows from investing activities:

   Capital expenditures                                   (2,987)          (4,534)          (1,394)
   Proceeds from sale of property, plant
      and equipment                                           38                7            1,500
   Investment in partnerships                             (2,376)         (16,623)            (988)
                                                        --------         --------         --------
      Net cash used in investing activities               (5,325)         (21,150)            (882)
                                                        --------         --------         --------

Cash flows from financing activities:

   Proceeds from issuance of short-term note                 500            2,500               -
   Proceeds from issuance of long-term debt                   -            50,000           25,000
   Principal payments on long-term debt                   (2,420)          (6,738)          (1,309)
   Exercise of options                                       767            1,901              153
   Issuance of preferred stock                            20,000               -                -
   Preferred dividends                                    (1,152)            (675)            (675)
                                                        --------         --------         --------
      Net cash provided by financing activities           17,695           46,988           23,169
                                                        --------         --------         --------

Net decrease in cash                                         406             (174)           (348)
Cash at beginning of year                                    157              331             679
                                                        --------         --------        --------
Cash at end of year                                     $    563         $    157        $    331
                                                        ========         ========        ========

The accompanying notes are an integral part of these statements.

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    SMITHFIELD FOODS, INC.

                         NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
                               APRIL 28, 1996 AND APRIL 30, 1995

1. The Notes to Parent Company Financial Statements should be read in conjunction with the Notes to Registrant's Consolidated Financial Statements included herein.

2.    Restricted assets of Registrant:

      Existing loan covenants contain provisions which substantially limit the amount of funds available for transfer from the subsidiaries to Smithfield Foods, Inc. without the consent of certain lenders.

3.    Accrued expenses as of April 28, 1996 and April 30, 1995 are as follows:

      (In thousands)                                 1996              1995
      --------------                               -------           ------
      Self-insurance reserves                      $ 8,784           $10,718
      Payroll and related benefits                   5,696             4,489
      Other                                          2,283             1,726
                                                   -------           -------
                                                   $16,763           $16,933
                                                   =======           =======

4.    Long-Term Debt:

      As of April 28, 1996, the Registrant is guaranteeing $126,137,000 of long-term debtand capital lease obligations of its subsidiaries and lines of credit aggregating $265,000,000 (of which $151,300,000 is outstanding and $43,750,000 is included in long-term debt).

      Scheduled maturities of the Registrant's long-term debt consists of the following:

         Fiscal Year                               (In thousands)
         -----------                               --------------
            1997                                      $ 3,304
            1998                                       50,586
            1999                                       14,250
                                                      -------
                                                      $68,140

5. The amount of dividends received from subsidiaries in fiscal 1996 and 1995 was $5,000,000 and $17,626,000, respectively.

6.    Redeemable preferred stock consists of the following:

                                                            1996         1995
                                                              (In thousands)

      Series B 6.75% cumulative convertible redeemable
       preferred stock                                      $     -    $10,000
      Series C 6.75% cumulative convertible redeemable
       preferred stock                                        20,000        -
                                                             -------   -------
                                                             $20,000   $10,000

7.  Supplemental disclosures of cash flow information (in thousands):

    Cash paid during year for:         1996            1995          1994
                                     -------         -------       ------
       Interest                      $ 1,807         $ 2,403       $ 1,007
                                     =======         =======       =======

       Income taxes                  $ 1,685         $16,254       $ 5,574
                                     =======         =======       =======


8. Certain prior year balances have been reclassified to conform to fiscal 1996 presentations.

