Form 10-Q
period 1996-07-28
SMITHFIELD FOODS INC
filed 1996-09-09
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D. C.  20549

                                           FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --  ACT OF 1934

    For the quarterly period ended July 28, 1996

                                              or

- -- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from.......................to.....................

                                 COMMISSION FILE NUMBER 0-2258

                                    SMITHFIELD FOODS, INC.
                                      900 Dominion Tower
                                      999 Waterside Drive
                                    Norfolk, Virginia 23510

                                        (757) 365-3000

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

                                                                Yes  X   No

                                                        Shares outstanding
      Class                                           at September 6, 1996
      -----                                           --------------------
Common Stock, $.50
par value per share                                         18,017,015

                                             1-13

                                    SMITHFIELD FOODS, INC.

                                           CONTENTS

                                                                         Page

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements.
      Consolidated Balance Sheets - July 28, 1996 and
         April 28, 1996                                                  3-4

      Consolidated Statements of Income - 13 Weeks Ended
         July 28, 1996 and July 30, 1995                                  5

      Consolidated Statements of Cash Flows - 13 Weeks Ended
         July 28, 1996 and July 30, 1995                                  6

      Notes to Consolidated Financial Statements                          7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                      8-9

PART II.  OTHER INFORMATION

   Item 2.  Legal Proceedings.                                             10

   Item 4.  Submission of Matters to a Vote of Security Holders.         10-11

   Item 6.  Exhibits and Reports on Form 8-K.                            11-12

                                             2-13

                        PART I.  FINANCIAL INFORMATION

                                    SMITHFIELD FOODS, INC.
                                  CONSOLIDATED BALANCE SHEETS


                                                             July 28,           April 28,
(In thousands)                                                 1996               1996
- --------------                                           -------------     ----------------
ASSETS                                                     (Unaudited)
Current assets:
   Cash                                                   $    22,662         $    28,529
   Accounts receivable less allowances
      of $1,258 and $1,084                                    168,848             144,956
   Inventories                                                223,439             210,759
   Advances to joint hog production
      arrangements                                              7,608               7,578
   Prepaid expenses and other current assets                   35,167              28,585
                                                           ----------         -----------
      Total current assets                                    457,724             420,407
                                                          -----------         -----------

Property, plant and equipment                                 553,143             536,589
   Less accumulated depreciation                             (172,103)           (163,866)
                                                          -----------         -----------
      Net property, plant and equipment                       381,040             372,723
                                                          -----------         -----------

Other assets:
   Investments in partnerships                                 37,552              29,662
   Other                                                       35,229              34,827
                                                          -----------         -----------
      Total other assets                                       72,781              64,489
                                                          -----------         -----------

                                                          $   911,545         $   857,619
                                                          ===========         ===========




                 See accompanying notes to consolidated financial statements.

                                             3-13

                                    SMITHFIELD FOODS, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                            July 28,           April 28,
(In thousands)                                                1996                1996
- --------------                                            -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                       (Unaudited)
Current liabilities:
   Notes payable                                          $     78,200        $   110,563
   Current portion of long-term debt
      and capital lease obligations                              9,184             13,392
   Accounts payable                                            118,294            113,344
   Accrued expenses and other current
      liabilities                                               99,348             95,082
                                                          ------------        -----------
         Total current liabilities                             305,026            332,381
                                                          ------------        -----------

Long-term debt and capital lease
   obligations                                                 270,805            188,618
                                                          ------------        -----------

Other noncurrent liabilities:
   Pension and post-retirement benefits                         57,285             59,128
   Other                                                        15,504             14,975
                                                          ------------        -----------
         Total other noncurrent liabilities                     72,789             74,103
                                                          ------------        -----------

Series C 6.75% cumulative convertible redeemable
   preferred stock, $1.00 par value, 2,000 shares
   authorized, issued  and outstanding                          20,000             20,000
                                                          ------------        -----------

Stockholders' equity:
   Preferred stock, $1.00 par value,
      authorized 1,000,000 shares                                    -                  -
   Common stock, $.50 par value,
      authorized 25,000,000 shares;
      issued 18,453,015 shares                                   9,227              9,227
   Additional paid-in capital                                   92,762             92,762
   Retained earnings                                           148,579            148,171
   Treasury stock, at cost, 437,000 shares                      (7,643)            (7,643)
                                                          ------------        -----------
         Total stockholders' equity                            242,925            242,517
                                                          ------------        -----------

                                                          $    911,545        $   857,619
                                                          ============        ===========



                 See accompanying notes to consolidated financial statements.

                                             4-13

                                           SMITHFIELD FOODS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (Unaudited)

                                                                   13 Weeks              13 Weeks
                                                                     Ended                Ended
(In thousands, except per share data)                            July 28, 1996        July 30, 1995
- -------------------------------------                            -------------        -------------
Sales                                                            $    892,870         $    367,328
Cost of sales                                                         834,108              346,305
                                                                 ------------         ------------
   Gross profit                                                        58,762               21,023

Selling, general and administrative expenses                           42,856               15,090
Depreciation expense                                                    8,755                5,379
Interest expense                                                        5,990                4,292
                                                                 ------------         ------------
   Income (loss) from continuing operations
      before income taxes                                               1,161               (3,738)

Income taxes (credit)                                                     415               (1,144)
                                                                 ------------         ------------

Income (loss) from continuing operations                                  746               (2,594)

Loss from discontinued operations, net of tax                               -               (1,800)
                                                                 ------------        ------------

Net income (loss)                                                $        746         $     (4,394)
                                                                 ============         ============

Net income (loss) available to common stockholders               $        408         $     (4,536)
                                                                 ============         ============

Income (loss) per common share:

   Continuing operations                                         $        .02         $       (.16)
   Discontinued operations                                                  -                 (.11)
                                                                 ------------         ------------

      Net income (loss)                                          $        .02         $       (.27)
                                                                 ============         ============

Weighted average common shares outstanding                             18,604               16,886
                                                                 ============         ============



                           See accompanying notes to consolidated financial
statements.

                                                       5-13

                                           SMITHFIELD FOODS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                13 Weeks                     13 Weeks
                                                                  Ended                       Ended
(In thousands)                                                July 28, 1996                July 30, 1995
- --------------                                                -------------                -------------
Cash flows from operating activities:
   Net income                                                 $       746                 $    (4,394)
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                              9,528                        5,991
         Increase in accounts receivable                          (23,892)                     (12,046)
         Increase in inventories                                  (12,680)                     (30,011)
         (Increase) decrease in prepaid expenses
            and other current assets                               (6,582)                       1,571
         (Increase) decrease in other assets                       (1,174)                         200
         Increase in other liabilities                              7,902                        4,748
         Loss on sale of property, plant
            and equipment                                               4                          339
                                                              -----------                  -----------
    Net cash used in operating activities                         (26,148)                     (33,602)
                                                              -----------                  -----------

Cash flows from investing activities:
   Capital expenditures                                           (17,076)                     (23,405)
   Proceeds from sale of property, plant
      and equipment                                                     -                          522
   Investments in partnerships                                     (7,890)                      (2,821)
   (Increase) decrease in advances to joint
      hog production arrangement                                      (30)                       4,060
                                                              -----------                  -----------
   Net cash used in investing activities                          (24,996)                     (21,644)
                                                              -----------                  -----------

Cash flows from financing activities:
   Net borrowings (repayments) on notes payable                   (32,363)                      32,609
   Proceeds from issuance of long-term debt                       146,250                       22,000
   Principal payments on long-term debt
      and capital lease obligations                               (68,272)                      (2,406)
   Dividends on preferred stock                                      (338)                        (169)
   Exercise of common stock options                                     -                            6
                                                              -----------                  -----------
      Net cash provided by (used in)
         financing activities                                      45,277                       52,040
                                                              -----------                  -----------

Net decrease in cash                                               (5,867)                      (3,206)
Cash at beginning of period                                        28,529                       14,790
                                                              -----------                  -----------
Cash at end of period                                         $    22,662                  $    11,584
                                                              ===========                  ===========

Supplemental disclosures of cash flow information:
Cash payments during period:
      Interest (net of amount capitalized)                    $     5,386                  $     3,529
                                                              ===========                  ===========
      Income taxes                                            $     2,744                  $       358
                                                              ===========                  ===========

                      See accompanying notes to consolidated financial statements.

                                                    6-13

                                           SMITHFIELD FOODS, INC.
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) These statements should be read in conjunction with the Consolidated Financial Statements and related notes which are included in the Registrant's Annual Report for the fiscal year ended April 28, 1996.

(2) The financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position and the results of operations for the periods included in this report.

(3) Certain expenses previously classified as selling, general and administrative have been reclassified as cost of sales.

(4)  Inventories consist of the following:

                                                             July 28,       April 28,
     (In thousands)                                            1996              1996
     --------------                                        -----------        -------
     Fresh and processed meats                               $158,045        $154,110
     Livestock and manufacturing supplies                      60,197          51,145
     Other                                                      5,197           5,504
                                                             --------        --------
                                                             $223,439        $210,759
                                                             ========        ========

(5) On July 30, 1996, the Registrant privately placed $140,000,000 of senior secured notes with a group of institutional lenders. The placement consists of $40,000,000 of seven-year 8.34% notes and $100,000,000 of 10-year 8.52%
     notes secured by four major processing plants.

                                                    7-13

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

13 Weeks Ended July 28, 1996 -
13 Weeks Ended July 30, 1995

On December 20, 1995, the Registrant acquired all of the capital stock of John Morrell & Co. ("John Morrell") for $58.0 million comprised of $25.0 million in cash and $33.0 million of the Registrant's common stock plus the assumption of all of John Morrell's liabilities. Accordingly, the Registrant's operating results for the first quarter of fiscal 1997 include the results of operations of John Morrell.

     Sales in the first quarter of fiscal 1997 increased $525.5 million, or 143.1%, from the same quarter a year ago. The increase was primarily due to the inclusion of the sales of John Morrell for the period. In addition, significant increases in unit sales prices of both fresh pork and processed meats and increased sales of fresh pork related to increased slaughter levels at the Registrant's Bladen County, North Carolina, plant also contributed to the increase in sales. The increase in sales was the result of a 93.9% increase in sales tonnage, primarily the result of the inclusion of the sales of John Morrell, combined with a 25.3% increase in unit sales prices related to higher live hog costs. The increase in sales tonnage reflected a 115.7% increase in fresh pork tonnage and a 74.5% increase in processed meats tonnage.

     Cost of sales increased $487.8 million, or 140.9%, in the first quarter of fiscal 1997, reflecting the increased sales tonnage and a 30.4% increase in live hog costs. Gross profit in the first quarter of fiscal 1997 increased $37.7 million, or 179.5%, compared to the same quarter of fiscal 1996. The increase in gross profit reflected lower margins on substantially higher sales tonnage of fresh pork combined with increased sales tonnage and improved margins on processed meats compared to the first quarter of fiscal 1996. In addition, gross profit was favorably affected by a $6.5 million reduction in cost of sales as a result of the performance of the Registrant's hog production operations and joint hog production arrangements. In the same quarter of fiscal 1996, gross profit was favorably affected by a $3.2 million reduction in cost of sales as a result of the performance of these operations.

     Selling, general and administrative expenses increased $27.8 million, or 184.0%, in the first quarter of fiscal 1997. The increase was primarily due to the inclusion of the operations of John Morrell and higher selling and marketing costs associated with the increase in fresh pork tonnage.

     Depreciation expense increased $3.4 million, or 62.8%, in the first quarter of fiscal 1997 from the same quarter a year ago. The increase was related to completed capital projects at the Bladen County plant, additional hog production facilities at Brown's of Carolina, Inc. ("Brown's") and the inclusion of the operations of John Morrell.

     Interest expense increased $1.7 million, or 39.6%, in the first quarter of fiscal 1997, reflecting increased carrying costs on higher levels of inventories and accounts receivable related to higher live hog costs and the interest expense associated with the cash portion of the purchase price, financed with short-term borrowings, related to the acquisition of John Morrell.

                                                    8-13

     The effective income tax rate for the first quarter of fiscal 1997 increased to 35.7% from 30.6% in the corresponding period a year ago, reflecting the reduced impact of federal and state tax credits.

     Income from continuing operations increased to $0.7 million in the first quarter of fiscal 1997 compared to a loss from continuing operations of $2.6 million a year ago, reflecting the factors discussed above.

     In fiscal 1996, the Registrant incurred a $1.8 million loss from discontinued operations related to the disposition of the assets and business of Ed Kelly, Inc., its former retail electronics subsidiary, which is reported separately as discontinued operations in the Registrant's consolidated statements of operations.

     Reflecting the factors discussed above, the Registrant had net income of $0.7 million in the first quarter of 1997 compared to a net loss of $4.4 million in the same quarter of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the first quarter of fiscal 1997, the Registrant's cash used in operations was $26.1 million, largely the result of an increase in the levels of accounts receivable and inventories due to substantially higher live hog costs.

     Capital expenditures in the first quarter of fiscal 1997 totaled $17.1 million, consisting primarily of $5.7 million related to several plant renovations and expansion projects at John Morrell and Patrick Cudahy Incorporated, and $5.1 million related to hog production facilities and a feedmill at Brown's.

     On April 30, 1996, the Registrant consolidated its lines of credit into a single line by increasing a previously existing $200.0 million line of credit to $255.0 million. This line consists of a 364-day, $205.0 million revolving credit facility and a two-year, $50.0 million revolving credit facility. The Registrant is using the short-term facility for seasonal inventory and receivable needs and the long-term facility for working capital and capital expenditures. The Registrant funded its first quarter capital expenditures and increased levels of inventories and accounts receivable with $42.4 million in borrowings under the line of credit.

     On July 30, 1996, the Registrant privately placed $140.0 million of senior secured notes with a group of institutional lenders. The placement consists of $40.0 million of seven-year 8.34% notes and $100.0 million of 10-year 8.52% notes secured by four of the Registrant's major processing plants. The proceeds of the financing were used to repay $65.2 million of long-term bank debt and reduce short-term borrowings. As a result of the placement of these notes shortly after the end of the current quarter, the Registrant reclassified
$74.8 million of short-term debt as long-term on the accompanying consolidated balance sheet as of July 28, 1996.

     As of July 28, 1996, the Registrant had definitive commitments of $37.6 million for capital expenditures for the remainder of fiscal 1997, related to current capital projects underway at its meat processing plants and completion of its hog production expansion program at Brown's. The Registrant intends to fund these capital expenditures with internally generated funds.

                                                    9-13

                                         PART II - OTHER INFORMATION

Item 2.  Legal Proceedings

     Reference is made to the disclosure appearing in Part 1, Item 1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 28, 1996, under the caption "BUSINESS - Regulation." On August 30, 1996, the Virginia Department of Environmental Quality filed a civil suit against the Registrant in the Circuit Court of the County of Isle of Wight, Virginia, concerning water pollution permit violations at the Registrant's Smithfield Packing and Gwaltney plants in Smithfield, Virginia. The Registrant reaffirms its belief, based on its knowledge of the facts and circumstances surrounding the violations and investigations, as summarized in prior disclosures, that the ultimate resolution of these matters will not have a material adverse effect on its financial position or annual results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) Annual Meeting of Stockholders held August 28, 1996.

         (b) Not applicable.

         (c) There were 18,016,015 shares of Registrant's Common Stock outstanding as of July 12, 1996, the record date for the 1996 Annual Meeting of Stockholders. A total of 14,445,153 shares were voted. All of management's nominees for directors of the corporation were elected with the following vote:

                                                             Votes           Broker
         Director Nominee                 Votes For         Withheld        Non-Votes
         ----------------                 ---------         --------        ---------
         Joseph W. Luter, III             13,973,338         471,815            0
         Robert L. Burrus, Jr.            13,617,826         827,327            0
         Thomas D. Davis                  13,977,626         467,527            0
         F. J. Faison, Jr.                13,973,826         471,327            0
         Joel W. Greenberg                13,445,723         999,430            0
         Cecil W. Gwaltney                13,978,403         466,750            0
         George E. Hamilton, Jr.          13,978,353         466,800            0
         Richard J. Holland               14,142,938         302,215            0
         Roger R. Kapella                 13,973,826         471,327            0
         Lewis R. Little                  13,983,026         462,127            0
         Robert W. Manly, IV              13,974,326         470,827            0
         H. Gordon Maxwell, III           13,975,926         469,227            0
         Wendell H. Murphy                13,974,226         470,927            0
         John O. Nielson                  13,975,526         469,627            0
         William H. Prestage              13,261,223       1,183,930            0
         Joseph B. Sebring                13,928,726         516,427            0
         Aaron D. Trub                    13,973,338         471,815            0







                                                    10-13

The 1997 Incentive Bonus Plan applicable to the Registrant's President and Chief Operating Officer was approved by the stockholders with the following vote:

                                                             Broker
Votes For         Votes Against         Abstentions        Non-Votes
- ----------        -------------         -----------        ---------
12,943,296          1,114,790               80,133           306,934


The appointment of Arthur Andersen LLP as independent public accountants to audit and report on the Registrant's financial statements for the fiscal year ending April 27, 1997 was ratified by the stockholders with the following vote:

                                                           Broker
Votes For         Votes Against         Abstentions      Non-Votes
- ----------        -------------         -----------      ---------
14,397,667             12,026               35,460            0

         (d) Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

            A.  Exhibits

                   Exhibit 4.6 - Fourth Amended, Restated and Continued Revolving Credit Agreement dated as of April 30, 1996 among Gwaltney of Smithfield, Ltd., The Smithfield Packing Company, Incorporated, Patrick Cudahy Incorporated, Esskay, Inc., Brown's of Carolina, Inc., and John Morrell & Co., and Cooperatieve Centrale RaiffeisenBoerenleenbank-B.A.,
                   "Rabobank Nederland", New York Branch, as agent, and each bank a party thereto (incorporated by reference to Exhibit
                   4.6 to the Registrant's Form 10-K Annual Report for fiscal year ended April 28, 1996); and a First Amendment to such Credit Agreement dated as of July 29, 1996.

                   Exhibit 4.6(a) - Fourth Amended, Restated and Continued Guaranty dated as of April 30, 1996, made by Smithfield Foods, Inc. in favor of Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as agent for the banks a party to the Credit Agreement, as defined therein (incorporated by reference to Exhibit 4.6(a) to the Registrant's Form 10-K Annual Report for the fiscal year ended April 28, 1996); and Amendment No. 1 to such Guaranty dated as of July 26, 1996; and Amendment No. 2 to such Guaranty dated as of July 29, 1996.

                   Exhibit 4.7 - Note Purchase Agreement dated as of July 15, 1996, among Smithfield Foods, Inc. and each of the Purchasers listed on Annex 1 thereto.

                   Exhibit 4-7(a) - Joint and Several Guaranty dated as of July 15, 1996, by Gwaltney of Smithfield, Ltd., John Morrell & Co., The Smithfield Packing Company, Incorporated, SFFC, Inc., Patrick Cudahy Incorporated, and Brown's of Carolina, Inc.

                                                    11-13

                   Exhibit 11 - Computation of Net Income (Loss) Per Share.

                   Exhibit 27 - Financial Data Schedule.

            B.  Reports on Form 8-K.

                1. An Amended Current Report on Form 8-K for December 21, 1995 was filed with the Securities and Exchange Commission on June 14, 1996, to report, under Items 2 and 7, the acquisition by the Registrant from Chiquita Brands International, Inc. of all of the outstanding capital stock of John Morrell & Co.

                2. A Current Report on Form 8-K for June 19, 1996, was filed with the Securities and Exchange Commission on June 19, 1996, to report, under Item 5, that the Registrant had filed with the Securities and Exchange Commission a Registration Statement on Form S-3 to register the offer and resale of any or all of the 1,094,273 common shares of the Registrant held by Chiquita Brands International, Inc.

                                                    12-13

                                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SMITHFIELD FOODS, INC.

                                               /s/ Aaron D. Trub
                                               ---------------------
                                              Aaron D. Trub
                                              Vice President, Secretary and
                                              Treasurer

                                               /s/ C. Larry Pope
                                              ------------------------
                                              C. Larry Pope
                                              Vice President and Controller

Date:  September 9, 1996

                                                          13-13