Form 10-Q
period 1996-10-27
SMITHFIELD FOODS INC
filed 1996-12-09
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended October 27, 1996

                                       or

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


                                                                Yes  X   No

                                                             Shares outstanding
      Class                                                  at December 9, 1996
-------------------                                          -------------------
Common Stock, $.50
par value per share                                               18,017,015


                                      1-13

                             SMITHFIELD FOODS, INC.

                                    CONTENTS


                                                                         Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheets - October 27, 1996 and
         April 28, 1996                                                   3-4

      Consolidated Statements of Operations - 13 Weeks Ended
         October 27, 1996 and October 29, 1995 and 26 Weeks
         Ended October 27, 1996 and October 29, 1995                        5

      Consolidated Statements of Cash Flows - 26 Weeks Ended
         October 27, 1996 and October 29, 1995                              6

      Notes to Consolidated Financial Statements                            7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8-10


PART II.  OTHER INFORMATION

   Item 2.  Legal Proceedings                                              11

   Item 6.  Exhibits and Reports on Form 8-K                              11-12






                                      2-13

                        PART I.  FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        October 27,       April 28,
(In thousands)                                                              1996            1996
---------------                                                         ------------      ----------
ASSETS                                                                  (Unaudited)
Current assets:
   Cash                                                                 $  21,733        $  28,529
   Accounts receivable less allowances
      of $993 and $1,084                                                  181,529          144,956
   Inventories                                                            279,670          210,759
   Advances to joint hog production
      arrangements                                                          7,632            7,578
   Prepaid expenses and other current assets                               36,076           28,585
                                                                        ---------         --------
      Total current assets                                                526,640          420,407
                                                                        ---------         --------

Property, plant and equipment                                             569,228          536,589
  Less accumulated depreciation                                          (179,689)        (163,866)
                                                                        ---------         ---------
     Net property, plant and equipment                                    389,539          372,723
                                                                        ---------         ---------

Other assets:
   Investments in partnerships                                             37,494           29,662
   Other                                                                   44,913           34,827
                                                                        ---------        ---------
      Total other assets                                                   82,407           64,489
                                                                        ---------        ---------

                                                                        $ 998,586        $ 857,619
                                                                        =========        =========


            See accompanying notes to consolidated financial statements.



                                      3-13

                             SMITHFIELD FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        October 27,              April 28,
(In thousands)                                                             1996                     1996
--------------                                                          -----------              ---------
LIABILITIES AND STOCKHOLDERS' EQUITY                                    (Unaudited)
Current liabilities:
   Notes payable                                                         $122,500                 $110,563
   Current portion of long-term debt
      and capital lease  obligations                                       10,757                   13,392
   Accounts payable                                                       154,679                  113,344
   Accrued expenses and other current
      liabilities                                                         102,705                   95,082
                                                                         --------                 --------
         Total current liabilities                                        390,641                  332,381
                                                                         --------                 --------

Long-term debt and capital lease
   obligations                                                            266,856                  188,618
                                                                         --------                 --------

Other noncurrent liabilities:
   Pension and post-retirement benefits                                    53,509                   59,128
   Other                                                                   15,961                   14,975
                                                                         --------                 --------
         Total other noncurrent liabilities                                69,470                   74,103
                                                                         --------                 --------

Series C 6.75% cumulative convertible redeemable preferred stock,
   $1.00 par value, 2,000 shares authorized, issued
   and outstanding                                                         20,000                   20,000
                                                                         --------                 --------

Stockholders' equity:
   Preferred stock, $1.00 par value,
      authorized 1,000,000 shares                                               -                        -
   Common stock, $.50 par value,
      authorized 25,000,000 shares;
      issued 18,454,015 and
      18,453,015 shares                                                     9,227                    9,227
   Additional paid-in capital                                              92,776                   92,762
   Retained earnings                                                      157,259                  148,171
   Treasury stock, at cost, 437,000 shares                                 (7,643)                  (7,643)
                                                                         --------                 --------
         Total stockholders' equity                                       251,619                  242,517
                                                                         --------                 --------

                                                                         $998,586                 $857,619
                                                                         ========                 ========



          See accompanying notes to consolidated financial statements.






                                      4-13

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              13 Weeks         13 Weeks         26 Weeks          26 Weeks
                                                                Ended            Ended            Ended            Ended
(In thousands, except per share data)                       Oct. 27, 1996    Oct. 29, 1995    Oct. 27, 1996    Oct. 29, 1995
-------------------------------------                       -------------    -------------    -------------    -------------
Sales                                                         $  969,226       $  455,799       $1,862,096       $  823,127
Cost of sales                                                    895,649          420,387        1,729,757          766,692
                                                              ----------       ----------       ----------       ----------
   Gross profit                                                   73,577           35,412          132,339           56,435

Selling, general and administrative expenses                      44,017           17,541           86,873           32,631
Depreciation expense                                               8,350            5,869           17,105           11,248
Interest expense                                                   7,110            5,249           13,100            9,541
                                                              ----------       ----------       ----------       ----------

   Income from continuing operations
      before income taxes                                         14,100            6,753           15,261            3,015

Income taxes                                                       5,083            2,138            5,498              994
                                                              ----------       ----------       ----------       ----------

Income from continuing operations                                  9,017            4,615            9,763            2,021

Loss from discontinued operations, net of tax                          -              -                -             (1,800)
                                                              ----------       ----------       ----------       ----------

Net income                                                    $    9,017       $    4,615       $    9,763       $      221
                                                              ==========       ==========       ==========       ==========

Net income (loss) available to common stockholders            $    8,680       $    4,431       $    9,088       $     (131)
                                                              ==========       ==========       ==========       ==========

Income (loss) per common share:
   Continuing operations                                      $      .46       $      .26       $      .49       $      .10
   Discontinued operations                                             -                -                -             (.11)
                                                              ----------       ----------       ----------       ----------

      Net income (loss)                                       $      .46       $      .26       $      .49       $     (.01)
                                                              ==========       ==========       ==========       ==========

Weighted average common shares outstanding                        18,695           16,921           18,643           16,909
                                                              ==========       ==========       ==========       ==========

          See accompanying notes to consolidated financial statements.

                                      5-13

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             26 Weeks                          26 Weeks
                                                                               Ended                             Ended
(In thousands)                                                             Oct. 27, 1996                     Oct. 29, 1995
--------------                                                             -------------                     -------------
Cash flows from operating activities:
   Net income                                                               $   9,763                          $      221
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                         18,632                              12,303
         Increase in accounts receivable                                      (36,573)                            (28,045)
         Increase in inventories                                              (68,911)                            (64,393)
         (Increase) decrease in prepaid expenses
            and other current assets                                           (7,491)                              2,290
         Increase in other assets                                             (11,636)                             (1,509)
         Increase in other liabilities                                         44,325                              15,888
         (Gain) loss on sale of property, plant
            and equipment                                                        (278)                                702
                                                                           ----------                           ----------
    Net cash used in operating activities                                     (52,169)                            (62,543)
                                                                           ----------                           ----------
Cash flows from investing activities:
   Capital expenditures                                                       (36,366)                            (44,665)
   Proceeds from sale of property, plant
      and equipment                                                             2,746                               1,175
   Investments in partnerships                                                 (7,832)                             (7,117)
   (Increase) decrease in advances to joint
      hog production arrangement                                                  (54)                              5,044
                                                                           ----------                          ----------
    Net cash used in investing activities                                     (41,506)                            (45,563)
                                                                           ----------                          ----------

Cash flows from financing activities:
   Net borrowings on notes payable                                             11,937                              58,905
   Proceeds from issuance of long-term debt
      and capital lease obligations                                           146,250                              31,000
   Proceeds from issuance of preferred stock                                       _                               20,000
   Principal payments on long-term debt
      and capital lease obligations                                           (70,647)                             (4,903)
   Dividends on preferred stock                                                  (675)                               (352)
   Exercise of common stock options                                                14                                 466
                                                                           ----------                           ----------
   Net cash provided by financing
         activities                                                            86,879                             105,116
                                                                           ----------                           ----------

Net decrease in cash                                                           (6,796)                             (2,990)
Cash at beginning of period                                                    28,529                              14,790
                                                                           ----------                           ----------
Cash at end of period                                                      $   21,733                          $   11,800
                                                                           ==========                           ==========

Supplemental disclosures of cash flow information: Cash payments during period:
      Interest (net of amount capitalized)                                 $   11,702                         $     9,679
                                                                           ==========                           ===========
      Income taxes                                                         $    3,412                         $       526
                                                                           ==========                           ===========

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

(3) Certain expenses in fiscal 1995 previously classified as selling, general and administrative have been reclassified as cost of sales.

(4)  Inventories consist of the following:

                                                                        October 27,      April 28,
     (In thousands)                                                         1996           1996
     --------------                                                     -----------       -------
     Fresh and processed meats                                            $213,039       $154,110
     Livestock and manufacturing supplies                                   60,346         51,145
     Other                                                                   6,285          5,504
                                                                          --------       --------
                                                                          $279,670       $210,759
                                                                          ========       ========

(5) On November 4, 1996, the Registrant purchased substantially all of the assets and business of the Lykes Meat Group from Lykes Bros. Inc. The purchase price consisted of $28 million in cash, borrowed under the Registrant's line of credit, and assumed liabilities. The purchase price is subject to a post-closing adjustment based upon the final balance sheet of the Lykes Meat Group as of the closing date. The Registrant expects that the final purchase price adjustment will be determined on or before February 3, 1997.





                                      7-13

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On December 20, 1995, the Registrant acquired all of the capital stock of John Morrell & Co. ("John Morrell"). Accordingly, the Registrant's operating results for the second quarter and first half of fiscal 1997 include the results of operations of John Morrell for those periods.

13 Weeks Ended October 27, 1996 -
13 Weeks Ended October 29, 1995

     Sales in the second quarter of fiscal 1997 increased $513.4 million, or 112.6%, from the same quarter a year ago. The increase was primarily due to the inclusion of the sales of John Morrell for the period. In addition, significant increases in unit sales prices of both fresh pork and processed meats, reflecting the passthrough of higher raw material costs due to higher live hog costs, and increased sales of fresh pork related to an increase in the number of hogs slaughtered on the second shift at the Registrant's Bladen County, North Carolina plant, contributed to the increase in sales. The increase in sales reflected an 82.2% increase in sales tonnage, primarily the result of the inclusion of the sales of John Morrell. The increase in sales tonnage reflected an 88.8% increase in fresh pork tonnage and a 68.0% increase in processed meats tonnage.

     Cost of sales increased $475.3 million, or 113.1%, in the second quarter of fiscal 1997, reflecting the increased sales tonnage and a 16.2% increase in live hog costs. Gross profit in the second quarter of fiscal 1997 increased $38.2 million, or 107.8%, compared to the same quarter of fiscal 1996. The increase in gross profit was primarily due to the inclusion of the operations of John Morrell. In addition, the increase in gross profit was due in part to improved margins on sales of processed meats which were substantially offset by lower margins on sales of fresh pork. Gross profit was also favorably affected by a $4.8 million reduction in cost of sales as a result of the performance of the Registrant's hog production group. In the same quarter of fiscal 1996, gross profit was favorably affected by a $5.5 million reduction in the cost of sales as a result of the performance of the group.

     Selling, general and administrative expenses increased $26.5 million, or 150.9%, in the second quarter of fiscal 1997. The increase was primarily due to the inclusion of the operations of John Morrell. Additionally, the increase reflected higher selling and marketing costs associated with the increase in fresh pork tonnage.

     Depreciation expense increased $2.5 million, or 42.3%, in the second quarter of fiscal 1997. The increase was primarily due to the inclusion of the operations of John Morrell.

     Interest expense increased $1.9 million, or 35.5%, in the second quarter of fiscal 1997, reflecting increased carrying costs on higher levels of inventories and accounts receivable related to higher live hog costs, and the higher cost of long-term debt placed during the period, a portion of the proceeds of which were used to repay short-term borrowings at lower interest rates.

     The effective income tax rate for the second quarter of fiscal 1997 increased to 36.0% from 31.7% in the corresponding period a year ago, reflecting the reduced impact of federal and state tax credits.

                                      8-13

     Reflecting the factors discussed above, net income increased to $9.0 million in the second quarter of 1997 compared to net income of $4.6 million in the same quarter of the prior fiscal year.

26 Weeks Ended October 27, 1996 -
26 Weeks Ended October 29, 1995

Sales in the first half of fiscal 1997 increased $1.04 billion, or 126.2%, from the same period a year ago. The increase was primarily due to the inclusion of the sales of John Morrell for the period. In addition, significant increases in unit sales prices of both fresh pork and processed meats, reflecting the passthrough of higher raw material costs due to higher live hog costs, and increased sales of fresh pork related to an increase in the number of hogs slaughtered on the second shift at the Registrant's Bladen County, North Carolina, plant contributed to the increase in sales. The increase in sales reflected an 87.6% increase in sales tonnage, primarily the result of the inclusion of the sales of John Morrell. The increase in sales tonnage reflected a 100.9% increase in fresh pork tonnage and a 71.1% increase in processed meats tonnage.

     Cost of sales increased $963.1 million, or 125.6%, in the first half of fiscal 1997, reflecting the increased sales tonnage and a 22.5% increase in live hog costs. Gross profit in the first half of fiscal 1997 increased $75.9 million, or 134.5%, compared to the same period of fiscal 1996. The increase in gross profit was primarily due to the inclusion of the operations of John Morrell. In addition, the increase in gross profit was due in part to improved margins on sales of processed meats which were substantially offset by lower margins on sales of fresh pork. Gross profit was also favorably affected by an $11.3 million reduction in cost of sales as a result of the performance of the Registrant's hog production group. In the same period of fiscal 1996, gross profit was favorably affected by an $8.8 million reduction in cost of sales as a result of the performance of the group.

     Selling, general and administrative expenses increased $54.2 million, or 166.2%, in the first half of fiscal 1997. The increase was primarily due to the inclusion of the operations of John Morrell. Additionally, the increase reflected higher selling and marketing costs associated with the increase in fresh pork tonnage.

     Depreciation expense increased $5.9 million, or 52.1%, in the first half of fiscal 1997. The increase was related to the inclusion of the operations of John Morrell.

     Interest expense increased $3.6 million, or 37.3%, in the first half of fiscal 1997, reflecting increased carrying costs on higher levels of inventories and accounts receivable related to higher live hog costs, and the higher cost of long-term debt placed during the period, a portion of the proceeds of which were used to repay short-term borrowings at lower interest rates.

     The effective income tax rate for the first half of fiscal 1997 increased to 36.0% from 33.0% in the corresponding period a year ago, reflecting the reduced impact of federal and state tax credits.

     Income from continuing operations increased to $9.8 million in the first half of fiscal 1997 compared to income from continuing operations of $2.0 million a year ago, reflecting the factors discussed above.


                                      9-13

     In fiscal 1996, the Registrant incurred a $1.8 million loss from discontinued operations related to the disposition of the assets and business of Ed Kelly, Inc., its former retail electronics subsidiary, which is reported separately as discontinued operations in the Registrant's consolidated statements of operations.

     Reflecting the factors discussed above, net income increased to $9.8 million in the first six months of 1997 compared to net income of $0.2 million in the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of fiscal 1997, the Registrant's cash used in operations was $48.0 million, largely the result of a significant increase in the levels of inventories and accounts receivable associated with a build-up of ham inventories for the fall holiday season, and substantially higher live hog costs. Traditionally, the Registrant builds large inventories of hams in the summer months which are sold during the fall holiday season. These sales are converted to cash and used to reduce short-term bank debt in the Registrant's fiscal third quarter.

     Capital expenditures in the first half of fiscal 1997 totaled $33.6 million, consisting primarily of $17.6 million related to several plant renovation and expansion projects at John Morrell, Patrick Cudahy Incorporated and the Registrant's Bladen County plant, and $10.4 million related to hog production facilities and a feedmill at Brown's.

     On July 30, 1996, the Registrant privately placed $140.0 million of senior secured notes with a group of institutional lenders. The placement consisted of $40.0 million of seven-year 8.34% notes and $100.0 million of 10-year 8.52% notes secured by four of the Registrant's major processing plants. The proceeds of the financing were used to repay $65.2 million of long-term bank debt and reduce short-term borrowings. In conjunction with the placement of the senior secured notes, the Registrant refinanced $59.7 million of existing institutional long-term debt with the same institutional lenders. The refinancing resulted in revised maturity dates and repayment schedules for the refinanced debt; however, no additional proceeds resulted from this refinancing.

     In the first quarter of fiscal 1997, the Registrant increased its line of credit to $255.0 million from $200.0 million. The amended line consists of a 364-day, $205.0 million revolving credit facility and a two-year, $50.0 million revolving credit facility. The Registrant is using the short-term facility for seasonal inventory and receivable needs and the long-term facility for working capital and capital expenditures. In the first half of fiscal 1997, the Registrant funded its capital expenditures and increased levels of inventories and accounts receivable with $11.9 million in borrowings under the line of credit, net of the reduction in borrowings from the placement of the senior secured notes.

     As of October 27, 1996, the Registrant had definitive commitments of $33.2 million for capital expenditures related to current capital projects underway at its meat processing plants and completion of its hog production expansion program at Brown's. The Registrant intends to fund these capital expenditures with internally generated funds.




                                      10-13

                           PART II - OTHER INFORMATION

Item 2.  Legal Proceedings

     Reference is made to the disclosure appearing in Part I, Item 1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 28, 1996, under the caption "BUSINESS-Regulation," as supplemented by the disclosure appearing in Part II, Item 2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 1996.

     On October 21, 1996, the Registrant received a letter from the U. S. Department of Justice ("DOJ") threatening a civil action in federal court seeking civil penalties for approximately 5,000 alleged violations of the federal Clean Water Act at its two plants in Smithfield, Virginia. The vast majority of the alleged violations are based upon permit exceedences during the last five years which were expressly excused by a series of administrative consent orders issued by the Virginia State Water Control Board (the "SWCB"). Notwithstanding the fact that the Commonwealth of Virginia, acting through the SWCB, has primary enforcement responsibility in the Clean Water Act's cooperative federal-State permitting scheme, and the fact that the SWCB advised federal authorities of the administrative consent orders when issued, DOJ has taken the position that the state-issued administrative consent orders do not bar a federal action seeking relief for permit violations. While each violation is subject to a civil penalty of up to a maximum of $25,000, the DOJ letter seeks a $3.5 million payment by the Registrant in settlement of the matter. Unless settled by December 9, 1996, or some later agreed upon date, DOJ has indicated that it will proceed to file suit in federal court in Norfolk, Virginia. If DOJ files suit, the Registrant intends to defend such litigation vigorously.

     As reported in prior disclosures, in the course of a SWCB inspection of the Registrant's Smithfield, Virginia plants in May, 1994, it was discovered that records of certain wastewater discharge tests conducted by the Registrant from 1992 through early 1994 could not be located. The employee responsible for the supervision of the tests and maintenance of the test records was replaced. On October 22, 1996, the former employee pleaded guilty in the United States District Court for the Eastern District of Virginia to 23 violations of the Clean Water Act, including making false reports. Eight of the violations related to his duties as the Registrant's employee at the Smithfield, Virginia plants, while the remaining 15 violations were committed during his outside consulting business activities for public and private entities unrelated to the Registrant. Neither the Registrant nor any of its other employees has been, or is expected to be, charged with any criminal violations arising from the former employee's activities.

     The Registrant reaffirms its belief, based on its knowledge of the facts and circumstances surrounding the violations and investigations, as summarized herein and in prior disclosures, that the ultimate resolution of these matters will not have a material adverse effect on its financial position or annual results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

            A.  Exhibits
                   Exhibit 11 - Computation of Net Income (Loss) Per Common
                   Share

                   Exhibit 27 - Financial Data Schedule


                                      11-13

            B.  Reports on Form 8-K.

                   1. A Current Report on Form 8-K for November 12, 1996 was filed with the Securities and Exchange Commission on November 14, 1996, to report, under Item 5, the resignation of John O. Nielson, the Registrant's President and Chief Operating Officer.


                   2. A Current Report on Form 8-K for November 4, 1996 was filed with the Securities and Exchange Commission on November 18, 1996, to report, under items 2 and 7, that the Registrant had purchased substantially all of the assets of the Lykes Meat Group of Lykes Bros. Inc.




                                      12-13

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SMITHFIELD FOODS, INC.



                                         /s/ Aaron D. Trub
                                        --------------------------------
                                        Aaron D. Trub
                                        Vice President, Secretary and Treasurer



                                         /s/ C. Larry Pope
                                        --------------------------------
                                        C. Larry Pope
                                        Vice President and Controller




Date:  December 9, 1996



                                      13-13