Form 10-Q
period 1997-01-26
SMITHFIELD FOODS INC
filed 1997-03-10
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
    ACT OF 1934

    For the quarterly period ended January 26, 1997

                                                        or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from.......................to.....................



                          COMMISSION FILE NUMBER 0-2258


                             SMITHFIELD FOODS, INC.
                               900 Dominion Tower
                               999 Waterside Drive
                             Norfolk, Virginia 23510

                                 (757) 365-3000


      Delaware                                                 52-0845861
 ---------------------                                  -----------------------
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


                                                             Yes  X   No
                                                                ----    -----
                                                            Shares outstanding
      Class                                                 at March 10, 1997
-------------------                                         -----------------
Common Stock, $.50
par value per share                                             18,093,015

                                      1-14

                             SMITHFIELD FOODS, INC.

                                    CONTENTS


                                                                         Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheets - January 26, 1997 and
         April 28, 1996                                                    3-4

      Consolidated Statements of Operations - 13 Weeks Ended
         January 26, 1997 and January 28, 1996 and 39 Weeks
         Ended January 26, 1997 and January 28, 1996                        5

      Consolidated Statements of Cash Flows - 39 Weeks Ended
         January 26, 1997 and January 28, 1996                              6

      Notes to Consolidated Financial Statements                            7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8-11


PART II.  OTHER INFORMATION

   Item 2. Legal Proceedings                                             11-12

   Item 6.  Exhibits and Reports on Form 8-K                             12-13



                                      2-14

                        PART I.  FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                        January 26,       April 28,
(In thousands)                                                              1997             1996
ASSETS                                                                  (Unaudited)
Current assets:
   Cash                                                                 $  21,562        $  28,529
   Accounts receivable less allowances
      of $1,148 and $1,084                                                192,938          144,956
   Inventories                                                            223,731          210,759
   Advances to joint hog production
      arrangements                                                          7,656            7,578
   Prepaid expenses and other current assets                               32,956           28,585
                                                                         ---------        --------
      Total current assets                                                478,843          420,407
                                                                        ---------         --------

Property, plant and equipment                                             597,882          536,589
  Less accumulated depreciation                                          (185,514)        (163,866)
                                                                        ---------         ---------
     Net property, plant and equipment                                    412,368          372,723
                                                                        ---------         ---------

Other assets:
   Investments in partnerships                                             37,004           29,662
   Other                                                                   46,631           34,827
                                                                        ---------        ---------
      Total other assets                                                   83,635           64,489
                                                                        ---------        ---------

                                                                        $ 974,846        $ 857,619
                                                                        =========        =========




                See accompanying notes to consolidated financial statements.



                                       3-14

                             SMITHFIELD FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        January 26,         April 28,
(In thousands)                                                             1997               1996
LIABILITIES AND STOCKHOLDERS' EQUITY                                    (Unaudited)
Current liabilities:
   Notes payable                                                         $100,500         $110,563
   Current portion of long-term debt
      and capital lease obligations                                         8,262           13,392
   Accounts payable                                                       137,536          113,344
   Accrued expenses and other current
      liabilities                                                         106,677           95,082
                                                                         --------         --------
         Total current liabilities                                        352,975          332,381
                                                                         --------         --------

Long-term debt and capital lease
   obligations                                                            265,123          188,618
                                                                         --------         --------

Other noncurrent liabilities:
   Pension and post-retirement benefits                                    51,543           59,128
   Other                                                                   16,934           14,975
                                                                         --------         --------
         Total other noncurrent liabilities                                68,477           74,103
                                                                         --------         --------

Series C 6.75% cumulative convertible
   redeemable preferred stock, $1.00 par
   value, 2,000 shares authorized, issued
   and outstanding                                                         20,000           20,000
                                                                         --------         --------

Stockholders' equity:
   Preferred stock, $1.00 par value,
      authorized 1,000,000 shares                                               -             -
   Common stock, $.50 par value,
      authorized 25,000,000 shares;
      issued 18,530,015 and
      18,453,015 shares                                                     9,265            9,227
   Additional paid-in capital                                              93,994           92,762
   Retained earnings                                                      172,655          148,171
   Treasury stock, at cost, 437,000 shares                                 (7,643)          (7,643)
                                                                         --------         --------
         Total stockholders' equity                                       268,271          242,517
                                                                         --------         --------

                                                                         $974,846         $857,619
                                                                         ========         ========


          See accompanying notes to consolidated financial statements.






                                      4-14

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   13 Weeks         13 Weeks          39 Weeks          39 Weeks
                                                     Ended           Ended              Ended            Ended
(In thousands, except per share data)            Jan. 26, 1997    Jan. 28, 1996    Jan. 26, 1997    Jan. 28, 1996
-------------------------------------            -------------    -------------    -------------    -------------
Sales                                              $1,080,979       $  687,000       $2,943,075       $1,510,127
Cost of sales                                         992,275          630,681        2,722,032        1,397,373
                                                   ----------       ----------       ----------       ----------
   Gross profit                                        88,704           56,319          221,043          112,754

Selling, general and administrative expenses           48,423           27,585          135,296           60,216
Depreciation expense                                    9,036            6,945           26,141           18,193
Interest expense                                        7,278            5,329           20,378           14,870
                                                    ---------       ----------       ----------        ---------
   Income from continuing operations
      before income taxes                              23,967           16,460           39,228           19,475
Income taxes                                            8,233            5,673           13,731            6,667
                                                    ---------       ----------       ----------        ---------

Income from continuing operations                      15,734           10,787           25,497           12,808
Loss from discontinued operations, net of tax               -           (2,100)               -           (3,900)
                                                    ---------       ----------       ----------        ---------

Net income                                          $  15,734       $    8,687       $   25,497        $   8,908
                                                    =========       ==========       ==========        =========

Net income available to common stockholders         $  15,397       $    8,151       $   24,485        $   8,034
                                                    =========       ==========       ==========        =========

Income (loss) per common share:
   Continuing operations                            $     .82       $      .58       $     1.32        $     .70
   Discontinued operations                                  -             (.12)               -             (.23)
                                                    ---------       ----------       ----------        ---------

      Net income                                    $     .82       $      .46       $     1.32        $     .47
                                                    =========       ==========       ==========        =========

Weighted average common shares outstanding             18,796           17,633           18,569           17,152
                                                    =========       ==========       ==========        =========

          See accompanying notes to consolidated financial statements.



                                      5-14

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              39 Weeks         39 Weeks
                                                                               Ended            Ended
(In thousands)                                                             Jan. 26, 1997    Jan. 28, 1996
--------------                                                             -------------    -------------
Cash flows from operating activities:
   Net income                                                                $ 25,497          $  8,908
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                         28,451            19,935
         Increase in accounts receivable                                      (39,680)          (11,753)
         Increase in inventories                                                 (980)          (19,931)
         (Increase) decrease in prepaid expenses
            and other current assets                                           (3,925)              201
         Increase in other assets                                              (9,271)          (12,102)
         Increase in accounts payable,
            accrued expenses and other
            liabilities                                                        19,544            28,867
         (Gain) loss on sale of property,
            plant and equipment                                                (2,893)            1,816
                                                                             --------          --------
   Net cash provided by operating activities                                   16,743            15,941
                                                                             --------          --------

Cash flows from investing activities:
   Capital expenditures                                                       (47,258)          (61,808)
   Payments for acquisitions, net of
     cash acquired                                                            (34,086)          (14,079)
   Proceeds from sale of property, plant
      and equipment                                                             3,452             1,993
   Investments in partnerships                                                 (7,387)             (235)
                                                                             --------          --------
      Net cash used in investing activities                                   (85,279)          (74,129)
                                                                             --------          --------

Cash flows from financing activities:
   Net (repayments) borrowings on notes payable                              (10,063)            6,029
   Proceeds from issuance of long-term debt                                  146,250            50,000
   Principal payments on long-term debt
     and capital lease obligations                                           (74,876)           (8,177)
   Exercise of common stock options                                            1,270               585
   Proceeds from issuance of preferred stock                                       -            20,000
   Preferred dividends                                                        (1,012)             (874)
                                                                             --------          --------
      Net cash provided by financing activities                               61,569            67,563
                                                                             --------          --------

Net (decrease) increase in cash                                               (6,967)            9,375
Cash at beginning of period                                                   28,529            14,790
                                                                            --------          --------
Cash at end of period                                                       $ 21,562          $ 24,165
                                                                            ========          ========

Supplemental disclosures of cash flow information: Cash payments during period:
      Interest (net of amount capitalized)                                  $ 19,421          $ 14,599
                                                                            ========          ========
      Income taxes                                                          $  7,968          $  1,892
                                                                             ========         ========

          See accompanying notes to consolidated financial statements.

                                      6-14

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

(3)  Inventories consist of the following:



                                                                        January 26,             April 28,
     (In thousands)                                                        1997                   1996
     --------------                                                     -----------             -------
     Fresh and processed meats                                          $157,167               $154,110
     Livestock and manufacturing supplies                                 57,783                 51,145
     Other                                                                 8,781                  5,504
                                                                        --------               --------
                                                                        $223,731               $210,759
                                                                        ========               ========

(4) On November 4, 1996, the Registrant purchased substantially all of the assets and business of the Lykes Meat Group ("Lykes") from Lykes Bros. Inc. for $34.1 million in cash and the assumption of $10.6 million of current liabilities.

          The acquisition was accounted for under the purchase method of accounting and the results of Lykes are included in the accompanying consolidated financial statements since November 4, 1996. Lykes has four principal meat processing plants in Florida and Georgia, operates a distribution center in Georgia, and markets a full line of processed meats primarily in the Southern and Southeastern United States under a variety of brand names, including Lykes and Sunnyland.

          The following unaudited pro forma information combines the results of the Registrant and Lykes as if the acquisition had occurred at the beginning of the periods presented.

                                                                          39 Weeks         39 Weeks
                                                                           Ended             Ended
     (In thousands, except per share data)                             Jan. 26, 1997     Jan. 28, 1996
     -------------------------------------                             -------------     -------------
     Sales                                                               $3,020,555        $1,697,048
     Income from continuing operations                                       18,508             8,206
     Net income                                                              18,508             4,306

     Income per common share:
        Continuing operations                                                   .94               .43
        Net income                                                              .94               .20

     The Registrant filed a report on Form 8-K/A on January 17, 1997 which provides complete pro forma information related to the acquisition of Lykes.

                                      7-14

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On December 20, 1995, the Registrant acquired all of the capital stock of John Morrell & Co. ("John Morrell"). On November 4, 1996, the Registrant acquired substantially all of the assets and business of the Lykes Meat Group ("Lykes") from Lykes Bros. Inc. Accordingly, the Registrant's results for the third quarter and the first nine months of fiscal 1997 include the results of operations of John Morrell and Lykes.

13 Weeks Ended January 26, 1997 -
13 Weeks Ended January 28, 1996

Sales in the third quarter of fiscal 1997 increased $394.0 million, or 57.3%, from the same quarter a year ago. The increase was primarily due to the inclusion of the sales of John Morrell and Lykes for the period. In addition, significant increases in unit sales prices of both fresh pork and processed meats, reflecting the passthrough of higher raw material costs due to higher live hog costs, and increased sales of fresh pork related to an increase in the number of hogs slaughtered on the second shift at the Registrant's Bladen County, North Carolina plant, also contributed to the increase in sales. The sales-dollar increase is the result of a 15.9% increase in unit sales prices combined with a 35.8% increase in sales tonnage, of which the latter is primarily the result of the inclusion of the sales of John Morrell and Lykes. The increase in sales tonnage reflected a 33.4% increase in fresh pork tonnage and a 40.3% increase in processed meats tonnage.

     Cost of sales increased $361.6 million, or 57.3%, in the third quarter of fiscal 1997, reflecting the increased sales tonnage and a 26.9% increase in live hog costs. Gross profit in the third quarter of fiscal 1997 increased $32.4 million, or 57.5%, compared with the same quarter of fiscal 1996. The increase in gross profit was primarily due to the inclusion of the operations of John Morrell and Lykes. In addition, the increase in gross profit was due in part to improved margins on sales of processed meats which were substantially offset by sharply lower margins on sales of fresh pork. These poor fresh pork margins have continued into the fourth quarter of fiscal 1997 and as a result, the Registrant temporarily closed the second shift at John Morrell's Sioux City, Iowa slaughter plant in February, 1997.

     Gross profit was also favorably affected by a $5.5 million reduction in cost of sales as a result of the performance of the Registrant's hog production group. In the same quarter of fiscal 1996, gross profit was favorably affected by a $0.4 million reduction in cost of sales as a result of the performance of the group.

     Selling, general and administrative expenses increased $20.8 million, or 75.5%, in the third quarter of fiscal 1997. The increase was primarily due to the inclusion of the operations of John Morrell and Lykes. Additionally, the increase reflected higher selling and marketing costs associated with the increase in fresh pork tonnage.

     Depreciation expense increased $2.1 million, or 30.1%, in the third quarter of fiscal 1997. The increase was primarily due to the inclusion of the operations of John Morrell and Lykes.

     Interest expense increased $1.9 million, or 36.6%, in the third quarter of fiscal 1997, reflecting the higher cost of long-term debt placed during the period, a portion of the proceeds of which were used to repay short-term borrowings at lower interest rates, and the interest costs associated with the cash portion of the purchase price related to the acquisition of Lykes.

                                      8-14

     The effective income tax rate for the third quarter of fiscal 1997 was 34.4% compared with 34.5% in the corresponding period a year ago.

     Income from continuing operations increased to $15.7 million in the third quarter of fiscal 1997 compared with income from continuing operations of $10.8 million a year ago, reflecting the factors disclosed above. The third quarter results included a small loss at Lykes since acquisition date. Lykes' management has sharply reduced operating costs and increased both its domestic and export business, and as a result, it is expected that Lykes will be operating profitably by the end of fiscal 1997.

     In the third quarter of fiscal 1996, the Registrant incurred a $2.1 million loss from discontinued operations related to the disposition of the assets and business of Ed Kelly, Inc., its former retail electronics subsidiary, which is reported separately as discontinued operations in the Registrant's consolidated statements of operations.

     Reflecting the factors discussed above, net income increased to $15.7 million in the third quarter of fiscal 1997 compared with net income of $8.7 million for the same quarter of the prior fiscal year.

39 Weeks Ended January 26, 1997 -
39 Weeks Ended January 28, 1996

Sales in the first nine months of fiscal 1997 increased $1.43 billion, or 94.9%, from the same period a year ago. The increase was primarily due to the inclusion of the sales of John Morrell for the period. In addition, significant increases in unit sales prices of both fresh pork and processed meats, reflecting the passthrough of higher raw material costs due to higher live hog costs, and increased sales of fresh pork related to an increase in the number of hogs slaughtered on the second shift at the Registrant's Bladen County, North Carolina plant also contributed to the increase in sales. The sales-dollar increase is the result of an 18.2% increase in unit sales price combined with a 64.9% increase in sales tonnage, of which the latter is primarily the result of the inclusion of the sales of John Morrell. The increase in sales tonnage reflected a 72.0% increase in fresh pork tonnage and a 56.3% increase in processed meats tonnage.

     Cost of sales increased $1.32 billion, or 94.8%, in the first nine months of fiscal 1997, reflecting the increased sales tonnage and a 24.5% increase in live hog costs. Gross profit in the first nine months of fiscal 1997 increased $108.3 million, or 96.0%, compared with the same period of fiscal 1996. The increase in gross profit was primarily due to the inclusion of the operations of John Morrell. In addition, the increase in gross profit was due in part to improved margins on sales of processed meats which were substantially offset by lower margins on sales of fresh pork. Gross profit was also favorably affected by a $16.8 million reduction in cost of sales as a result of the performance of the Registrant's hog production group. In the same period of fiscal 1996, gross profit was favorably affected by a $9.1 million reduction in cost of sales as a result of the performance of the group.

     Selling, general and administrative expenses increased $75.1 million, or 124.7%, in the first nine months of fiscal 1997. The increase was primarily due to the inclusion of the operations of John Morrell. Additionally, the increase reflected higher selling and marketing costs associated with the increase in fresh pork tonnage.

                                      9-14

     Depreciation expense increased $7.9 million, or 43.7%, in the first nine months of fiscal 1997. The increase was related to the inclusion of the operations of John Morrell.

     Interest expense increased $5.5 million, or 37.0%, in the first nine months of fiscal 1997, reflecting increased carrying costs on higher levels of inventories and accounts receivable related to higher live hog costs and the higher cost of long-term debt placed during the period, a portion of the proceeds of which were used to repay short-term borrowings at lower interest rates.

     The effective income tax rate for the first nine months of fiscal 1997 increased to 35.0% from 34.2% in the corresponding period a year ago, reflecting the reduced impact of federal and state tax credits.

     Income from continuing operations increased to $25.5 million in the first nine months of fiscal 1997 compared with income from continuing operations of $12.8 million a year ago, reflecting the factors discussed above.

     In fiscal 1996, the Registrant incurred a $3.9 million loss from discontinued operations related to the disposition of the assets and business of Ed Kelly, Inc., its former retail electronics subsidiary, which is reported separately as discontinued operations in the Registrant's consolidated statements of operations.

     Reflecting the factors discussed above, net income increased to $25.5 million in the first nine months of fiscal 1997 compared with net income of $8.9 million for the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of fiscal 1997, the Registrant's cash provided by operations was $16.7 million, largely the result of profitable operations and noncash charges reduced by increased requirements for working capital.

     Capital expenditures in the first nine months of fiscal 1997 totaled $47.3 million, consisting primarily of $23.2 million related to plant renovation and expansion projects at certain of the Registrant's processing plants and $15.3 million related to hog production facilities and a feedmill at Brown's of Carolina, Inc.

     On November 4, 1996, the Registrant acquired from Lykes Bros. Inc. substantially all the assets and business of Lykes for $34.1 million in cash (borrowed under the Registrant's revolving credit facility) and the assumption of $10.6 million of current liabilities.

     In the second quarter, the Registrant privately placed $140 million of senior secured notes with a group of institutional lenders. The placement consisted of $40 million of seven-year 8.34% notes and $100 million of 10-year 8.52% notes secured by four of the Registrant's major processing plants. The proceeds of the financing were used to repay $65.2 million of long-term bank debt and reduce short-term borrowings. In conjunction with the placement of the senior secured notes, the Registrant refinanced $59.7 million of existing institutional long-term debt with the same institutional lenders. The refinancing resulted in revised maturity dates and repayment schedules for the refinanced debt; however, no additional proceeds resulted from this refinancing.


                                      10-14

     During the current quarter, the Registrant increased its line of credit to $300 million from $255 million. The increased line consists of a 364-day, $225 million revolving credit facility and a two-year, $75 million revolving credit facility. The Registrant is using the short-term facility for seasonal inventory and receivable needs and the long-term facility for working capital and capital expenditures. In the first nine months of fiscal 1997, the Registrant funded its capital expenditures with internally generated funds and borrowings under the line of credit.

     As of January 26, 1997, the Registrant had definitive commitments of $26.7 million for capital expenditures related to current capital projects underway at its meat processing plants and completion of its hog production expansion program at Brown's. The Registrant intends to fund these capital expenditures with internally generated funds.


                           PART II - OTHER INFORMATION


Item 2.  Legal Proceedings.

Reference is made to the disclosure appearing in Part I, Item 1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended April
28, 1996, under the caption "BUSINESS-Regulation," as supplemented by the disclosures appearing in Part II, Item 2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 1996 and Part II,
Item 2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 1996.

        As reported in prior disclosures, on December 16, 1996, the U.S. Department of Justice ("DOJ") filed a civil action in the United States District Court for the Eastern District of Virginia, Norfolk Division, against the Registrant and two of its operating subsidiaries, The Smithfield Packing Company, Incorporated ("Smithfield Packing") and Gwaltney of Smithfield, Ltd. ("Gwaltney") seeking civil penalties for approximately 5,000 alleged violations of the federal Clean Water Act by Smithfield Packing and Gwaltney at pork processing plants in the Town of Smithfield, Virginia. The vast majority of the alleged violations are based upon permit exceedences by Smithfield Packing and Gwaltney occurring from November 1991 to the present which are expressly excused under an administrative consent order issued in 1991 by the Virginia State Water Control Board (the "SWCB"). Under the 1991 order, the Registrant is obliged to connect its two wastewater treatment facilities to the public sewer system operated by the Hampton Roads Sanitation District (the "HRSD") as soon as that system is extended to the Town of Smithfield. The Registrant connected the Gwaltney wastewater treatment facility to the public sewer system in June 1996, when that system was first available; and the Registrant plans to connect the Smithfield Packing wastewater treatment facility to the public sewer system by the end of March 1997, upon receiving notice from the HRSD that the public sewer system is ready to accept the second facility's wastewater. Notwithstanding the fact that the Commonwealth of Virginia, acting through the SWCB, has primary enforcement responsibility in the Clean Water Act's cooperative federal-state permitting scheme, and the fact that the SWCB advised federal authorities of the administrative consent order when issued, DOJ has taken the position in its suit that the State-issued administrative consent order does not bar a federal action seeking relief for permit violations. Each violation is subject to a civil penalty of up to a maximum of $25,000. The Registrant intends to defend the suit vigorously.

        The Registrant reaffirms its belief, based on its knowledge of the facts and circumstances surrounding the violations and investigations, as summarized herein and in prior disclosures, that

                                     11-14
the ultimate resolution of these matters will not have a material adverse effect on its financial position or annual results of operations.

        As reported in prior disclosures, a federal criminal investigation led to the conviction of a former employee who filed false Clean Water
Act reports on behalf of the Registrant. Since that conviction, federal and Virginia authorities have been investigating allegations by another former employee concerning falsified Clean Water Act reports. This other former employee was terminated for failing to perform his work duties satisfactorily, and the Registrant believes that his allegations concerning falsified reports are untrue. Neither the Registrant nor any of its other employees has been, or is expected to be, charged with any criminal violations arising from such allegations.


Item 6.  Exhibits and Reports on Form 8-K.

            A.  Exhibits

                   Exhibit 4.6 - Fourth Amended, Restated and Continued Revolving Credit Agreement dated as of April 30, 1996 among Gwaltney of Smithfield, Ltd., The Smithfield Packing Company, Incorporated, Patrick Cudahy Incorporated, Esskay, Inc., Brown's of Carolina, Inc. and John Morrell & Co., and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as agent, and each bank a party thereto (incorporated by reference to Exhibit
                   4.6 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1996); a First Amendment to such Credit Agreement dated as of July 29, 1996 (incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1996); and a Second Amendment to such Credit Agreement dated as of

                   January 15, 1997.

                   Exhibit 4.6(h) - Guarantee dated as of January 15, 1997, made by Lykes Meat Group, Inc. in favor of Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as agent for the banks a party to the Credit Agreement, as defined therein.

                   Exhibit 4.6(i) - Security Agreement dated as of January 15, 1997, made by Lykes Meat Group, Inc. to Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as agent for the banks a party to the Credit Agreement, as defined therein.

                   Exhibit 4.6(j) - Security Agreement dated as of January 15, 1997, made by Sunnyland, Inc. to Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as agent for the banks a party to the Credit Agreement, as defined therein.

                   Exhibit 11 - Computation of Net Income Per Share.

                   Exhibit 27 - Financial Data Schedule.

                                      12-14

             B.  Reports on Form 8-K

                    1. A Current Report on Form 8-K for November 12, 1996 was filed with the Securities and Exchange Commission on November 14, 1996, to report under Item 5, the resignation of John O. Nielson, the Registrant's President and Chief Operating Officer.

                    2. A Current Report on Form 8-K for November 4, 1996 was filed with the Securities and Exchange Commission on November 18, 1996, to report, under Items 2 and 7, that the Registrant had purchased substantially all of the assets of the Lykes Meat Group of Lykes Bros. Inc.

                    3. A Current Report on Form 8-K for December 16, 1996, was filed with the Securities and Exchange Commission on December 26, 1996, to report, under Item 5, that the U.
                        S. Justice Department had filed a civil action in federal district court in Norfolk, Virginia against the Registrant and certain of its subsidiaries seeking civil penalties for alleged violations of the federal Clean Water Act.

                    4. An Amended Current Report on Form 8-K for November 4, 1996 was filed with the Securities and Exchange Commission on January 17, 1997, to report, under Items 2 and 7, that the Registrant had purchased substantially all of the assets of the Lykes Meat Group of Lykes Bros. Inc.




                                      13-14

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SMITHFIELD FOODS, INC.



                                    /s/ Aaron D. Trub
                                    ------------------------------
                                   Aaron D. Trub
                                   Vice President, Secretary and Treasurer



                                    /s/ C. Larry Pope
                                   ---------------------------------
                                   C. Larry Pope
                                   Vice President and Controller




Date:  March 10, 1997

                                      14-14