Form 10-K
period 1997-04-27
SMITHFIELD FOODS INC
filed 1997-07-25
CIK 91388

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                   FORM 10-K

                      ------------------------------------

  (Mark One)

        [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended April 27, 1997
                                       or
        [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from             to

                         Commission file number: 0-2258

                             SMITHFIELD FOODS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                  52-0845861
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification No.)

          999 Waterside Drive
               Suite 900
           Norfolk, Virginia                               23510
(Address of principal executive offices)                 (Zip Code)

                                 (757) 365-3000
              (Registrant's telephone number, including area code)

                      ------------------------------------


          Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                (Title of Class)
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.50 par value per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates as of July 11, 1997 was approximately $679,269,961. This figure was calculated by multiplying (i) the $52-1/8 last sales price of Registrant's Common Stock as reported on The Nasdaq National Market on July 11, 1997 by (ii) the number of shares of Registrant's Common Stock not held by any officer or director of the Registrant or any person known to the Registrant to own more than five percent of the outstanding Common Stock of the Registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the Registrant is in fact an affiliate of the Registrant.

         At July 11, 1997, 18,763,681 shares of the Registrant's Common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on August 27, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM
 NUMBER                                                                   PAGE

                                     PART I

 1.   Business............................................................. 3
        General............................................................ 3
        Business Strategy.................................................. 3
        Revenue by Source...................................................4
        Fresh Pork Products ............................................... 5
        Processed Meat Products............................................ 5
        Raw Materials ..................................................... 5
        Customers and Marketing ........................................... 6
        Distribution....................................................... 7
        Competition ....................................................... 7
        Regulation ........................................................ 7
        Employees ......................................................... 9
        Other  .............................................................9
 2.   Properties ..........................................................10
 3.   Legal Proceedings .................................................. 11
 4.   Submission of Matters to a Vote
                  of Security Holders .................................... 11
4A.   Executive Officers of the Company ...................................12

                                    PART II

 5.   Market for Company's Common Equity
         and Related Stockholder Matters ..................................14
 6.   Selected Financial Data .............................................15
 7.   Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................16
 8.   Financial Statements and Supplementary Data .........................19
 9.   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure ...........................19

                                    PART III

10.   Directors and Executive Officers of the Company .....................20
11.   Executive Compensation ..............................................20
12.   Security Ownership of Certain Beneficial Owners
         and Management ...................................................20
13.   Certain Relationships and Related Transactions ......................20

                                  PART IV

14.   Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K...........................................21

SIGNATURES ...............................................................S-1

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ...........F-1

                                     PART I


ITEM 1.      BUSINESS

General
-------

         Smithfield Foods, Inc. (the "Company"), as a holding company, conducts its pork processing operations through five principal subsidiaries: Gwaltney of Smithfield, Ltd. ("Gwaltney") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"), both based in Smithfield, Virginia; John Morrell & Co. ("John Morrell"), based in Cincinnati, Ohio; Patrick Cudahy Incorporated ("Patrick Cudahy"), based in Cudahy, Wisconsin; and Lykes Meat Group, Inc. ("Lykes"), based in Plant City, Florida. The Company also conducts hog production operations through its Brown's of Carolina, Inc. subsidiary ("Brown's") and through Smithfield-Carroll's, a joint hog production arrangement between the Company and Carroll's Foods of Virginia, Inc., an affiliate of Carroll's Foods, Inc. of Warsaw, North Carolina. Both Brown's and Smithfield-Carroll's produce hogs for the Company's pork processing plants in Bladen County, North Carolina and Smithfield, Virginia. The Company is also a participant in the Circle Four joint hog production arrangement with Carroll's Foods, Inc., Murphy Family Farms, Inc. and Prestage Farms, Inc., all large North Carolina hog producers, which conducts hog production operations in Milford, Utah. In this report, references to "Smithfield Foods" or the "Company" are to Smithfield Foods, Inc. together with all of its subsidiaries, unless the context otherwise indicates.

         The Company is one of the largest combined pork slaughterers and further processors in the United States, producing a wide variety of fresh pork and processed meat products which it markets domestically and to selected foreign markets, including Japan, Russia, Mexico and other countries.

         As consumers have become more health conscious, pork producers and processors, including the Company, have focused on providing leaner fresh pork products as well as fat-free, lower-fat and lower-salt processed meats. Management believes that leaner pork products combined with the industry's efforts to heighten public awareness of pork as an attractive protein source have led to increased consumer demand for pork products. The Company has developed and is marketing a line of extremely lean, premium fresh pork products under the Smithfield Lean Generation Pork trademark to selected retail chains and institutional foodservice customers.


Business Strategy
-----------------

         Since 1975, when current management assumed control, Smithfield Foods has expanded both its production capacity and its markets through a combination of strong internal growth and the acquisition of regional and multi-regional companies with well-recognized brand identities. In fiscal 1982, the Company acquired Gwaltney, then Smithfield Packing's principal Mid-Atlantic competitor. This acquisition doubled the Company's sales and slaughter capacity and added several popular lines of branded products along with a state-of-the-art hot dog and lunch meats production facility. The proximity of Gwaltney to Smithfield Packing allowed for synergies and cost savings in manufacturing, purchasing, engineering and transportation.

         This combination set the stage for a series of acquisitions of smaller regional processors with widely-recognized brands. In fiscal 1985, the Company acquired Patrick Cudahy, which added a prominent line of dry sausage products to the Company's existing line of processed meats. In fiscal 1986, the Company acquired Esskay, Inc., a firm with a broad line of deli products having substantial brand loyalty in the Baltimore-Washington, D.C. metropolitan area. In fiscal 1991, the Company acquired the Mash's brand name and a ham processing plant in Landover, Maryland. In fiscal 1993, the Company acquired the Valleydale brand name and a bacon processing plant in Salem, Virginia.

         In December 1995, the Company acquired John Morrell & Co., a major Midwestern pork processor with primary markets in the Midwest, Northeast and Western United States. This acquisition changed the Company's character from a large multi-regional pork processor to one with national distribution. It also doubled the Company's sales and slaughter capacity, added several popular lines of branded processed meat products along with four efficient processing facilities and more than doubled the Company's international sales. The Company believes that John Morrell's strength in smoked sausage, hot dogs, lunch meats, bacon and smoked hams complements the strong smoked meats, hot dog and bacon business of the Company's Eastern operations. The acquisition of John Morrell also presented substantial opportunities for cost savings in the areas of processing, marketing, purchasing and distribution.

         In November 1996, the Company acquired the assets and businesses of the Lykes Meat Group of Lykes Bros. Inc. of Plant City, Florida. The Lykes Meat Group is a pork processor with primary markets in the South and Southeast. Lykes produces branded processed meats, including bacon, hot dogs, and breakfast and dinner sausages, under the Lykes and Sunnyland brands.

         In June 1997, the Company acquired the assets and business of Curly's Foods, Inc., which operates a meat processing plant in Sioux City, Iowa. Curly's Foods, Inc. produces a variety of further processed meat products for customers, primarily food service, throughout the United States and internationally.

         The Company's business is based around five strategic initiatives: (i) capitalizing on the Company's new status as a major national pork processor;
(ii) use of the leanest genetics commercially available to enable the Company to market highly differentiated pork products; (iii) vertical integration into state-of-the-art hog production through Company-owned hog production operations and long-term partnerships and alliances with large and efficient hog producers;
(iv) continued growth through selective acquisitions of regional pork processors and brands; and (v) a heightened emphasis on expansion into international markets.

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

         In May 1991, Smithfield-Carroll's acquired from National Pig Development Company ("NPD"), a British firm, the exclusive United States franchise rights for genetic lines of specialized breeding stock. The NPD hogs produced by these superior genetic lines are significantly leaner than almost any other animals available in commercial volume in the United States. Management believes that the leanness and increased meat yields of these hogs will, over time, improve the Company's profitability with respect to both fresh pork and processed meat products and provide a competitive advantage over other domestic pork processors. In fiscal 1997, the Company processed 1.6 million NPD hogs and expects to increase that number substantially in future years.

Revenues by Source
------------------

         The Company's sales are in one industry segment, meat processing. The following table shows for the fiscal periods indicated the percentages of the Company's revenues derived from fresh pork, processed meats, and other products.


                             1997       1996        1995       1994     1993
                             ----       ----        ----       ----     ----
Fresh Pork.................   59%        59%         51%        48%      41%
Processed Meats............   37%        37%         45%        49%      55%
Other Products.............    4%         4%          4%         3%       4%
                             ---       ----        ----       ----     ----
                             100%       100%        100%       100%     100%
                             ===        ===         ===        ===      ===

         The increase in percentage of revenues derived from fresh pork since fiscal 1992 resulted principally from an increase in the number of hogs slaughtered at its Bladen County, North Carolina plant. The meat industry is generally characterized by narrow margins; however, profit margins on processed meats are greater than profit margins on fresh pork and on other products.


Fresh Pork Products
-------------------

         The Company is the largest fresh pork processor in the United States. The Company slaughters hogs at five of its plants (three in the Southeast and two in the Midwest), with a current aggregate slaughter capacity of 73,000 per day. The Company is currently seeking permit authority to increase the slaughter capacity at its Bladen County plant by an additional 8,000 hogs per day. The Company owns a fourth plant in the Southeast not currently in operation, which has the capacity to slaughter an additional 6,500 hogs per day. The Company currently slaughters approximately 62,000 hogs daily. A substantial portion of the Company's fresh pork is sold to retail customers as unprocessed, trimmed cuts such as loins (including roasts and chops), butts, picnics and ribs. The Company also sells hams, bellies and trimmings to other further processors. The Company is putting greater emphasis on the sale of value-added, higher margin fresh pork products, such as boneless loins, hams, butts and picnics. In addition, the Company provides its own processing operations with raw material of much higher quality and freshness than that generally available through open market purchases.

         The Company is marketing an extensive product line of NPD fresh pork cuts (including boneless loins, shoulder cuts, chops, ribs and processed and cubed pork) under the Smithfield Lean Generation Pork trademark to selected retail chains and institutional foodservice customers. Smithfield Packing has also developed a case-ready pork program designed to supply supermarket chains with pre-packaged, weighed, labeled and priced fresh pork, ready for immediate sale to the consumer. Management believes that these initiatives, over time, will result in greater brand identification and higher margins for the Company's fresh pork products.


Processed Meat Products
-----------------------

         The Company manufactures a wide variety of processed meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and lunch meats and specialty products such as pepperoni and dry salami. The Company markets its processed meat products under labels that include, among others, Smithfield, Smithfield Premium, Gwaltney, Patrick Cudahy and John Morrell, as well as Dinner Bell, Esskay, Great, Jamestown, Kretschmar, Luter's, Lykes, Peyton's, Tobin's First Prize and Valleydale. The Company also sells a substantial quantity of processed meats as private label products. The Company believes it is one of the largest producers of smoked hams and picnics in the United States.

         In response to growing consumer preference for more nutritious and healthy meats, the Company has for several years emphasized production of more closely-trimmed, leaner and lower-salt processed meats, such as 40 percent-lower-fat bacon. The Company markets a lower-fat line of value-priced lunch meats, smoked sausage and hot dogs, as well as fat-free hot dogs and fat-free deli hams.


Raw Materials
-------------

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

         The Company produces its own hogs through Brown's and Smithfield-Carroll's and purchases hogs from several of the nation's largest hog producers strategically located in North Carolina, such as Carroll's Foods, Inc., Maxwell Foods, Inc., Murphy Family Farms, Inc. and Prestage Farms, Inc. as well as from other independent hog producers and dealers located in the East, Southeast and Midwest. The Company obtained 10.1% of the hogs it processed in fiscal 1997 from Brown's and Smithfield-Carroll's. The Company's raw material costs fall when hog production at Brown's and Smithfield-Carroll's is profitable and conversely rise when such production is unprofitable. The profitability of hog production is directly related to the market price of live hogs and the cost of corn. Hog producers such as Brown's and Smithfield-Carroll's generate higher profits when hog prices are high and corn prices are low, and lower profits (or losses) when hog prices are low and corn prices are high. Management believes that hog production at Brown's and Smithfield-Carroll's furthers the Company's strategic initiative of vertical integration and reduces the Company's exposure to fluctuations in profitability historically experienced by the pork processing industry. The Company has also established multi-year agreements with Carroll's Foods, Maxwell Foods, Murphy Family Farms and Prestage Farms which provide the Company with a stable supply of high-quality hogs at market-indexed prices. These producers supplied 51.6% of the hogs processed by the Company in fiscal 1997.

         The Company purchases its hogs on a daily basis at its Southeastern and Midwestern slaughter plants; at Company-owned buying stations in three Southeastern and five Midwestern states; from certain Canadian sources; and through certain exclusive dealer-operated buying stations in the Midwest. The Company also purchases fresh pork from other meat processors to supplement its processing requirements, and raw beef, poultry and other meat products to add to its sausage, hot dogs and lunch meats. Such meat products and other materials and supplies, including seasonings, smoking and curing agents, sausage casings and packaging materials are readily available from numerous sources at competitive prices.


Customers and Marketing
-----------------------

         The Company has dominant market shares in the Mid-Atlantic and Southeast and strong market positions in the Northeast, South, Midwest, Southwest and Western United States. The Company's fundamental marketing strategy is to sell large quantities of value-priced processed meat products as well as fresh pork to national and regional supermarket chains, wholesale distributors and the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers) and export markets. Management believes that this marketing approach reaches the largest number of value-conscious consumers without requiring large advertising and promotional campaigns. The Company uses both in-house salesmen as well as independent commission brokers to sell its products. In fiscal 1997, the Company sold its products to more than 3,500 customers, none of whom accounted for as much as 10% of the Company's revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment, and therefore, do not enter into formal long-term contracts. Management believes that its registered trademarks have been important to the success of its branded processed meat products.

         The Company in recent years has placed major emphasis on growing and expanding its international sales. In fiscal 1997, international sales comprised approximately 6% of the Company's total dollar sales. The Company provides the Japanese market with a line of unique branded, as well as other chilled and frozen unbranded, fresh pork products. In connection with export sales to Japan, the Company maintains a distributorship arrangement with Sumitomo Corporation of America. The Company also had export sales to Russia, Mexico and to more than two dozen other foreign countries in fiscal 1997. The Company expects continued growth in its international sales for the foreseeable future. The Company is targeting Europe and attractive Pacific Rim markets such as Korea and China for international sales expansion. International sales are subject to factors beyond the Company's control, such as tariffs, exchange rate fluctuations and changes in governmental policies. The Company conducts all of its export sales in U.S. dollars and therefore bears no currency translation risk.

         The Company's processed meats business is somewhat seasonal in that, traditionally, the heavier periods of sales for hams are the holiday seasons such as Thanksgiving, Christmas and Easter, and the heavier periods of sales of smoked sausage, hot dogs and lunch meats are the summer months. The Company typically builds substantial inventories of hams in anticipation of its seasonal holiday business.

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


Distribution
------------

         The Company uses a private fleet of leased tractors and trailers, as well as independent common carriers, to distribute both fresh pork and processed meats to its customers, as well as to move raw material between plants for further processing. The Company coordinates deliveries and uses backhauling to reduce overall transportation costs. The Company distributes its products directly from certain of its plants and from leased distribution centers located in Connecticut, Indiana, Missouri, Kansas, Texas and California. During fiscal 1998, the Company expects to complete a distribution center adjacent to its plant in Sioux Falls, South Dakota.


Competition
-----------

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


Regulation
----------

         REGULATION GENERALLY. Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency ("EPA") and corresponding state agencies such as the Virginia State Water Control Board ("VSWCB"), the Virginia Department of Environmental Quality ("VDEQ"), the North Carolina Division of Environmental Management, the Iowa Department of Natural Resources, the South Dakota Department of Environment and Natural Resources, the United States Department of Agriculture and the Occupational Safety and Health Administration. Management believes that the Company complies with all such laws and regulations in all material respects, except as set forth immediately below, and that continued compliance with these standards will not have a material adverse effect on the Company's financial position or results of operations.

         PERMIT VIOLATIONS AT SMITHFIELD PACKING AND GWALTNEY PLANTS; ADMINISTRATIVE CONSENT ORDERS; CONNECTION TO HRSD SYSTEM. The wastewater discharge permit for Smithfield Packing's and Gwaltney's plants in Smithfield, Virginia, which was last reissued in 1992, imposed more stringent effluent limitations on phosphorus and two species of nitrogen (ammonia and total Keldjahl nitrogen) than the wastewater treatment facilities at those plants were designed to meet or can meet. To achieve compliance, the Company agreed in 1991 to discontinue its wastewater discharges into the Pagan River and connect its wastewater treatment facilities to the regional sewage collection and treatment system operated by the Hampton Roads Sanitation District ("HRSD"), when available. This agreement was embodied in a consent order issued by the VSWCB in 1991 (the "1991 Order"). The entry of the 1991 Order followed several years of extensive negotiations and litigation, including an application for a variance from the phosphorus limitations, and preceded the reissuance of the wastewater discharge permit in 1992. The 1991 Order excused the Company from compliance with the permit's phosphorus effluent limitations and allowed the Company to operate under less stringent limitations on total Keldjahl nitrogen than the permit would otherwise require, pending connection of the two wastewater treatment facilities to the HRSD system. Another VSWCB consent order (the "1994 Order") excused the Company from compliance with certain other permit terms pending connection to the HRSD system.

         The Company connected its Gwaltney wastewater treatment facilities to the HRSD system in June 1996 and is connecting its Smithfield Packing facilities to that system in July 1997. The HRSD system was not available for the Company's use prior to these dates. The Company has made more than $2.7 million in capital expenditures to upgrade its existing wastewater treatment facilities (and must continue to operate these facilities) to produce a wastewater that is suitable for treatment by the HRSD system. In addition to these continuing operational costs, the Company expects to pay HRSD sewer use charges in excess of $1.5 million per year. The Company will account for these wastewater treatment costs as current period charges in the years in which such costs are incurred.

         Prior to connecting to the HRSD system, the Smithfield Packing and Gwaltney plants were operated under the 1991 Order and the 1994 Order. During a period from May 1994 to January 1995, the two plants had a number of violations of the permit and the consent orders. Although the Company corrected the conditions that caused these violations, the Company continued to experience intermittent exceedances and permit compliance problems at its Gwaltney and Smithfield Packing plants prior to connecting to the HRSD system.

         RECORD-KEEPING VIOLATIONS BY FORMER EMPLOYEE. The Company regularly conducts tests of its wastewater discharges to assure compliance with the provisions of its wastewater discharge permits. Federal and state laws require that records of tests be maintained for three years. Failure to maintain these records may result in the imposition of civil penalties and criminal sanctions may be imposed in the event of false reporting or destruction of records. In the course of a VSWCB inspection of its Smithfield Packing and Gwaltney plants in July 1994, it was discovered that records of certain tests conducted by the Company from 1991 through early 1994 could not be located. The employee responsible for the supervision of the tests and maintenance of the test records was replaced. The U.S. Department of Justice ("DOJ"), EPA and the Federal Bureau of Investigation undertook an investigation of possible criminal charges of false reporting and destruction of records. The Company cooperated fully with this federal investigation. On October 22, 1996, the former employee entered a guilty plea and was convicted in the United States District Court for the Eastern District of Virginia on 23 violations of the federal Clean Water Act, including making false reports. Eight of these violations related to his duties as the Company's employee at its Smithfield Packing and Gwaltney plants, while 15 violations were committed in connection with the former employee's outside consulting business activities for public and private entities unrelated to the Company. Neither the Company nor any of its other present or former employees has been charged with any criminal violation arising from this investigation.

         SUIT BY THE COMMONWEALTH OF VIRGINIA. On August 30, 1996, VDEQ filed a civil suit against the Company in the Circuit Court of the County of Isle of Wight, Virginia, concerning permit exceedances at the Company's Smithfield Packing and Gwaltney plant. This suit, which was filed under the Virginia State Water Control Law, concerns all permit violations, including record-keeping violations, from 1986 to date that were not excused by the 1991 Order and the 1994 Order, as well as several violations of effluent limitations that were prescribed by such orders. Each violation is subject to a maximum penalty of $25,000. In March 1997, the Virginia Attorney General filed a bill of particulars specifying approximately 23,000 alleged violations, the vast majority of which concern the requirement to conduct certain tests of chlorine levels at each plant on each hour of each day. The case was initially brought to trial in state court on July 7, 1997. At the initial trial, VDEQ contended that the Company received an economic benefit of $4 million, and that the Company should pay civil penalties in that amount plus $2 million for the violations. On July 9, 1997, VDEQ withdrew its suit against the Company, but stated its intention to refile the suit at a later time. On July 16, 1997, VDEQ refiled the suit in Isle of Wight County Circuit Court. The Company intends to defend this second suit vigorously, and expects to prove that essentially no economic benefit accrued to the Company and no environmental damage occurred as a result of the violations.

         EPA SUIT. On December 16, 1996, DOJ, on behalf of EPA, filed a civil suit against the Company, Gwaltney and Smithfield Packing under the federal Clean Water Act in the United States District Court for the Eastern District of Virginia in Norfolk, Virginia. This action seeks to recover civil penalties against the Company for approximately 5,500 alleged violations of the federal Clean Water Act at the Company's Smithfield Packing and Gwaltney plants in Smithfield, Virginia. Each violation is subject to a civil penalty not to exceed $25,000. The vast majority of the alleged violations concern permit exceedances during the last five years that were expressly excused by the 1991 Order and the 1994 Order. The remaining alleged violations duplicate VDEQ's allegations. The Commonwealth of Virginia, acting through the VSWCB, which has primary enforcement responsibility in the Clean Water Act's cooperative federal-State permitting scheme, advised federal authorities of the 1991 Order and the 1994 Order when issued. Notwithstanding this, in its suit, EPA asserted that the State-issued administrative consent orders do not bar a federal action seeking relief for permit violations.

         In an opinion dated May 30, 1997, the District Court granted EPA's motion for summary judgment in part on liability issues, holding that the 1991 Order and the 1994 Order did not excuse the alleged permit violations and that the federal action was not otherwise precluded or barred by estoppel. In the initial suit by the Commonwealth of Virginia discussed above, however, the Circuit Court of the County of Isle of Wight, Virginia, based upon a cross claim filed by the Company, issued a judicial decree reforming the Company's permit and setting the compliance deadlines consistent with the Company's connection deadlines to the HRSD system. The EPA suit has been set for trial on July 21, 1997, on the liability issues and on the issue of appropriate civil penalties. In determining the civil penalties to be assessed, the federal Clean Water Act requires that the District Court consider the seriousness of the violations, the economic benefit (if any) resulting from the violations, any history of such violations, any good-faith efforts to comply with the applicable requirements, the economic impact of the penalties on the Company, and such other matters as justice may require. The Company intends to defend the suit vigorously.

         EPA is expected to contend at trial that the Company should have spent approximately $10 million in 1990 to comply with the phosphorus permit limitation in addition to connecting its facilities to the HRSD system when available. EPA is expected to seek civil penalties which include this claimed economic benefit plus an additional gravity-based amount for the permit violations. The Company expects to prove that no economic benefit accrued to the Company and that no environmental damage occurred as a result of the violations. The Company will also show that it has acted in good faith and has complied with the VSWCB's consent order requirements, at great expense, to connect to the HRSD system and discontinue its discharges into the Pagan River.

          Based on its knowledge, as summarized above, of the facts and circumstances surrounding the alleged violations in these suits, the Company believes that the ultimate resolution of the suits will not have a material adverse effect on the Company's financial position or annual results of operations.


Employees
---------

         The Company has approximately 17,500 employees, approximately 9,600 of whom are covered by collective bargaining agreements expiring between July 29, 1997, and February 5, 2002. The Company believes that its relationship with its employees is good.


Other
-----

         With the exception of the franchise agreement between Smithfield-Carroll's and NPD described above, the Company has no patents, licenses, franchises or concessions which it considers material to its business.

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

ITEM 2.                    PROPERTIES

         The following table summarizes information concerning the principal plants and other materially important physical properties of the Company:

                                                                                                             APPROXIMATE
                                                                                             LAND AREA       FLOOR SPACE
               LOCATION                                OPERATION                              (ACRES)         (SQ. FT.)
-------------------------------------------------------------------------------------------------------------------------
Smithfield Packing Plant No. 1*        Slaughtering and cutting hogs;                           25.5            457,000
501 North Church Street                manufacture of bacon products,
Smithfield, Virginia                   smoked meats, and dry salt meats;
                                       production of hams and picnics

Smithfield Packing Plant No. 2         Production of bone-in and boneless                       20.0            218,000
2501 West Vernon Avenue                cooked and smoked ham and other
Kinston, North Carolina                smoked meat products

Smithfield Packing Plant No. 3         Production of bone-in smoked ham                          7.8            136,000
5801 Columbia Park Drive               and other smoked meat products
Landover, Maryland

Smithfield Packing Plant No. 4*        Slaughtering and cutting hogs;                          860.0            966,000
Carolina Food Processors               production of boneless hams and loins
Division (Bladen County)
Route #87
Tarheel, North Carolina

Gwaltney Plant No. 1*                  Slaughtering and cutting hogs;                           56.4            556,000
601 North Church Street                production of boneless loins, bacon,
Smithfield, Virginia                   sausage, bone-in and boneless cooked
                                       and smoked hams and picnics

Gwaltney Plant No. 2                   Production of hot dogs, lunch meats                      13.1            200,000
3515 Airline Boulevard                 and sausage products
Portsmouth, Virginia

Gwaltney Plant No. 3                   Manufacture of bacon, smoked                             11.0            152,000
1013 Iowa Street                       sausage and boneless cooked hams
Salem, Virginia

John Morrell Plant No. 1*              Slaughtering and cutting hogs and                        88.0          2,350,000
1400 N. Weber Avenue                   lambs; production of boneless loins,
Sioux Falls, South Dakota              bacon, bot dogs, lunch meats, smoked
                                       and canned hams, and packaged lard

John Morrell Plant No. 2               Slaughtering and cutting hogs;                           22.0            243,000
1200 Bluff Road                        production of boneless hams, loins,
Sioux City, Iowa                       butts and picnics

John Morrell Plant No. 3               Production of hot dogs, lunch meats,                     21.0            177,000
801 East Kemper Road                   smoked sausage and smoked hams
Springdale, Ohio

                                                                                                              APPROXIMATE
                                                                                            LAND AREA         FLOOR SPACE
               LOCATION                                OPERATION                              (ACRES)           (SQ. FT.)
-------------------------------------------------------------------------------------------------------------------------
John Morrell Plant No. 4               Production of bacon and smoked hams                      60.0            150,000
South 281 Highway
Great Bend, Kansas

Lykes Meat Group Plant No. 1           Production of hot dogs, lunch meats                      55.0            206,763
4811 Lykes Road                        and sausage products
Plant City, Florida

Lykes Meat Group Plant No. 2           Production of hot dogs, lunch meats,                     78.0            312,466
603 Cassidy Road                       cured meats, bacon, boneless cooked
Thomasville, Georgia                   and smoked ham and other smoked
                                       bone-in meat products

Patrick Cudahy Plant                   Manufacture of bacon, dry sausage,                       60.0          1,090,000
3500 E. Barnard Avenue                 boneless cooked hams and refinery
Cudahy, Wisconsin                      products

------------------------
* Pledged as collateral under various loan agreements.

         The Company, through John Morrell, leases John Morrell Plant No. 3 under the terms of a 20-year lease expiring in September 2000. The lease includes an option to purchase the property, which John Morrell exercised in January 1997. Completion of the purchase is expected to occur prior to October 1997.

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


ITEM 3.                    LEGAL PROCEEDINGS

         Smithfield Foods and its subsidiaries and affiliates are parties in various lawsuits arising in the ordinary course of business, excluding certain matters discussed under "Business -- Regulation" above. In the opinion of management, any ultimate liability with respect to these matters will not have a material adverse effect on the Company's financial position or results of operations. For a discussion of certain other regulatory and environmental matters, see "Item 1. Business -- Regulation" above.


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

                                                 POSITION                            BUSINESS EXPERIENCE
        NAME AND AGE                         WITH THE COMPANY                       DURING PAST FIVE YEARS
---------------------------------------------------------------------------------------------------------------------
Joseph W. Luter, III  (58)              Chairman of the Board and               Mr. Luter has served as Chairman
                                        Chief Executive Officer of the          of the Board and Chief Executive
                                        Company                                 Officer since 1975.  Prior to May
                                                                                1995, he also served as President
                                                                                of the Company.

Lewis R. Little  (53)                   President and Chief Operating           Mr. Little was elected President
                                        Officer of the Company and              and Chief Operating Officer of the
                                        Smithfield Packing                      Company and Smithfield Packing
                                                                                in November 1996.  From May
                                                                                1993 until November 1996, he was
                                                                                President and Chief Operating
                                                                                Officer of Gwaltney. Prior to May
                                                                                1993, Mr. Little served as
                                                                                Executive Vice President of
                                                                                Gwaltney.

Timothy A. Seely (47)                   President and Chief Operating           Mr. Seely was elected President
                                        Officer of Gwaltney                     and Chief Operating Officer of
                                                                                Gwaltney in November 1996. Prior
                                                                                to that time, he was Vice
                                                                                President, Sales and Marketing\
                                                                                Fresh Meats, of Gwaltney.

Roger R. Kapella (55)                   President and Chief Operating           Mr. Kapella has served as
                                        Officer of Patrick Cudahy               President and Chief Operating
                                                                                Officer of Patrick Cudahy
                                                                                since 1986.

Joseph B. Sebring  (50)                 President and Chief Operating           Mr. Sebring has served as
                                        Officer of John Morrell                 President and Chief Operating
                                                                                Officer of John Morrell since May
                                                                                1994.  Between 1992 and May
                                                                                1994, he served as President and
                                                                                Chief Executive Officer of Indiana
                                                                                Packers Company.  Prior to 1992,
                                                                                Mr. Sebring was Executive Vice
                                                                                President of Fresh Mark, Inc.

                                                 POSITION                          BUSINESS EXPERIENCE
      NAME AND AGE                           WITH THE COMPANY                     DURING PAST FIVE YEARS
--------------------------------------------------------------------------------------------------------------------
Larry P. Swafford (50)                  President and Chief Operating           Mr. Swafford has served as
                                        Officer of Lykes                        President and Chief Operating
                                                                                Officer of Lykes since
                                                                                November 1996. Between February
                                                                                1996 and November 1996, he was
                                                                                Vice President, Sales and
                                                                                Marketing, of the Company.
                                                                                Between February 1995 and
                                                                                February 1996, he was President
                                                                                of the Wilson Foods Division
                                                                                of Foodbrands America, Inc.
                                                                                Prior to February 1995,
                                                                                Mr. Swafford served as Vice
                                                                                President of Sales and Marketing
                                                                                for the Bryan Foods Division
                                                                                of Sara Lee Corp.

C. Larry Pope  (42)                     Vice President and Controller           Mr. Pope joined the Company as
                                        of the Company                          Controller in 1980.  He was
                                                                                elected Vice President and
                                                                                Controller in August 1995.

Aaron D. Trub  (62)                     Vice President, Secretary and           Mr. Trub has served as Vice
                                        Treasurer of the Company                President, Secretary and Treasurer
                                                                                of the Company since 1978.

                                    PART II

ITEM 5.        MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

Market Information
------------------

         The Common Stock of the Company is traded in the national over-the-counter market and is authorized for quotation on The Nasdaq National Market under the symbol "SFDS."

         The following table sets forth, for the fiscal periods indicated, the highest and lowest sales prices of the Common Stock on The Nasdaq National Market.

                                                Range of Sales Prices
                                          ------------------------------
                                                High             Low
                                          ------------------------------

Fiscal year ended April 28, 1996
    First quarter .......................      24.25            19.50
    Second quarter ......................      27.00            19.75
    Third quarter .......................      32.75            24.75
    Fourth quarter ......................      31.06            25.25

Fiscal year ended April 27, 1997
    First quarter .......................      30.00            22.62
    Second quarter ......................      32.50            23.25
    Third quarter .......................      38.62            28.50
    Fourth quarter ......................      49.50            32.37


Holders
-------

         As of July 11, 1997, there were 1,160 record holders of the Common
Stock.


Dividends
---------

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

                                                                             FISCAL YEAR ENDED
                                                 --------------------------------------------------------------------------
                                                   April 27,      April 28,      April 30,       May 1,         May 2,
                                                      1997          1996           1995           1994           1993
                                                 --------------------------------------------------------------------------
                                                                   (In thousands, except per share data)
INCOME STATEMENT DATA:
   Sales........................................     $3,870,611    $2,383,893     $1,526,518     $1,403,485     $1,113,712
   Cost of sales ...............................      3,549,673     2,203,626      1,380,586      1,287,880      1,037,628
                                                 --------------------------------------------------------------------------
   Gross profit ................................        320,938       180,267        145,932        115,605         76,084
   Selling, general and administrative
     expenses ..................................        191,225       103,095         61,723         50,738         42,924
   Depreciation expense.........................         35,825        25,979         19,717         21,327         18,418
   Interest expense.............................         26,211        20,942         14,054         11,605          6,183
   Plant closing costs..........................              -             -              -              -          3,598
                                                 --------------------------------------------------------------------------
   Income from continuing operations before
      income taxes and change in accounting
      for income taxes..........................         67,677        30,251         50,438         31,935          4,961
   Income taxes.................................         22,740        10,465         18,523         12,616          1,690
                                                 --------------------------------------------------------------------------
   Income from continuing operations
      before change in accounting for
      income taxes..............................         44,937        19,786         31,915         19,319          3,271
   Income (loss) from discontinued operations...              -        (3,900)        (4,075)           383           (420)
   Cumulative effect of change in accounting
      for income taxes..........................              -             -              -              -          1,138
                                                 --------------------------------------------------------------------------
      Net income................................     $   44,937    $   15,886     $   27,840     $   19,702     $    3,989
                                                 ==========================================================================

NET INCOME (LOSS) PER SHARE:
   Continuing operations before cumulative
      effect of change in accounting for
      income taxes..............................     $     2.34    $     1.06     $     1.83     $     1.11     $      .18
   Discontinued operations......................              -          (.22)          (.24)           .02           (.03)
   Cumulative effect of change in
      accounting for income taxes...............              -             -              -              -            .07
                                                 --------------------------------------------------------------------------
   Net income...................................     $     2.34    $      .84     $    .1.59     $     1.13     $      .22
                                                 ==========================================================================
   Weighted average shares outstanding.........          18,685        17,530         17,059         16,768         16,372

BALANCE SHEET DATA:
   Working capital..............................     $  158,601    $   88,026     $   60,911     $   81,529     $   64,671
   Total assets.................................        995,254       857,619        550,225        452,279        399,567
   Long term debt and capital lease
      obligations...............................        288,486       188,618        155,047        118,942        124,517
   Stockholders' equity.........................        307,486       242,516        184,015        154,950        135,770
OPERATING DATA:
   Fresh pork sales (pounds)....................      2,280,729     1,635,300        955,290        820,203        588,284
   Processed meats sales (pounds)...............      1,444,052       839,341        774,615        661,783        631,521
   Total hogs purchased.........................         16,869        12,211          8,678          7,414          5,767

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis set forth below should be read in conjunction with the Company's consolidated financial statements (including the notes thereto) appearing elsewhere in this Form 10-K.


Operations
----------

         In December 1995, the Company acquired all of the capital stock of John Morrell & Co. ("John Morrell"). The Company's fiscal 1997 operating results include those of John Morrell for the full fiscal year compared to an 18-week period in fiscal 1996. In November 1996, the Company acquired the assets and business of the Lykes Meat Group, Inc. ("Lykes") from Lykes Bros. Inc. The fiscal 1997 operating results include those of Lykes for the 25-week period from its date of acquisition. Accordingly, the substantial increases in sales, cost of sales, gross profit, selling, general and administrative expenses, depreciation expense and interest expense in fiscal 1997 reflect the impact of these acquisitions.


Fiscal 1997 Compared to Fiscal 1996
-----------------------------------

         Sales in fiscal 1997 increased $1.49 billion, or 62.4%, from fiscal 1996. This increase was due to the inclusion of the sales of John Morrell and Lykes, significant increases in unit sales prices of both fresh pork and processed meats and increased sales of fresh pork related to an increase in the number of hogs slaughtered at the Company's Bladen County, North Carolina plant. The increase in unit sales prices reflected the pass-through of higher raw material costs due to an 18.8% increase in live hog costs. The increase in sales reflected a 41.9% increase in fresh pork tonnage and a 45.2% increase in processed meats tonnage, primarily related to the John Morrell and Lykes acquisitions.

         Cost of sales increased $1.35 billion, or 61.1%, in fiscal 1997, reflecting the increased sales tonnage and increased live hog costs. Gross profit increased $140.7 million, or 78.0%, in fiscal 1997 compared to fiscal 1996, reflecting the inclusion of the operations of John Morrell and Lykes and increased overall margins at the Company's other operating subsidiaries. The increase in gross profit reflected significantly improved margins on sales of processed meats (37.3% of dollar sales) which were somewhat offset by lower margins on sales of fresh pork (58.9% of dollar sales). Fresh pork margins were adversely impacted by high hog costs due to a shortage of live hogs, excess industry slaughter capacity and strong competition at the retail level from comparatively lower-priced beef and chicken. This trend has persisted for the past two fiscal years and is continuing in the first quarter of fiscal 1998. Gross profit was also favorably affected by a $20.7 million reduction in cost of sales reflecting the profitability of the Company's hog production group in fiscal 1997 compared to a $10.8 million reduction in cost of sales in fiscal 1996. The Company's hog production group consists of Brown's of Carolina, Inc., an 86%-owned subsidiary of the Company ("Brown's"); a 50%-interest in the Smithfield-Carroll's joint hog production arrangement ("Smithfield-Carroll's"), and a 33%-interest in the Circle Four joint hog production arrangement ("Circle Four"). During fiscal 1997, the Company obtained 10.1% of the hogs it processed from Brown's and Smithfield-Carroll's. The hogs produced by Circle Four are sold to an unrelated party.

         The Company uses recognized price-risk management and hedging techniques to enhance sales and to reduce the effect of adverse price changes on the Company's profitability. The Company's price-risk management and hedging activities currently are utilized in the areas of forward sales, hog production margin management, procurement of raw materials (hams and bacon) for seasonal demand peaks and inventory hedging. The Company recognizes gains and losses resulting from hedging transactions when the related sales are made and the hedges are lifted. As of April 27, 1997, the Company had deferred $2.2 million of unrealized hedging gains on outstanding futures contracts pending delivery of hogs in the future and lifting of the related hedges, and the completion of open sales transactions and lifting of the related hedges.

         Selling, general and administrative expenses increased $88.1 million, or 85.5%, in fiscal 1997. This increase was primarily due to the inclusion of the operations of John Morrell and Lykes.

         Depreciation expense increased $9.8 million, or 37.9%, in fiscal 1997. The increase was primarily due to the inclusion of the operations of John Morrell and Lykes.

         Interest expense increased $5.3 million, or 25.2%, in fiscal 1997, reflecting borrowings to finance the acquisition of Lykes, increased carrying costs on higher levels of inventories and accounts receivable related to higher live hog costs, and the higher cost of long-term debt placed during the fiscal year.

         The effective income tax rate in fiscal 1997 decreased to 33.6% from 34.6% in fiscal 1996, reflecting a lower tax rate on increased foreign sales and a reduction in the effective rate of state income taxes. The Company had no valuation allowance related to income tax assets as of April 27, 1997, and there was no change in the valuation allowance during fiscal 1997.

         Income from continuing operations increased $37.4 million in fiscal 1997, reflecting the operating results of John Morrell for the full fiscal year, significantly improved margins on processed meats and substantially increased profitability at the Company's hog production group.

         Reflecting the factors discussed above, net income increased to $44.9 million in fiscal 1997, up from $15.9 million in the prior fiscal year.


Fiscal 1996 Compared to Fiscal 1995
-----------------------------------

         Sales in fiscal 1996 increased $857.4 million, or 56.2%, from fiscal 1995. The increase was primarily due to the inclusion of the sales of John Morrell for the 18-week period, an increase in unit sales prices of both fresh pork and processed meats and increased sales of fresh pork related to increased slaughter levels at the Bladen County plant. The increase in unit sales prices reflected the pass-through of higher raw material costs due to a 20.0% increase in live hog costs. The increase in sales tonnage reflected a 71.2% increase in fresh pork tonnage and an 8.4% increase in processed meats tonnage.

         Cost of sales increased $823.0 million, or 59.6%, in fiscal 1996, reflecting the increased sales tonnage, increased live hog costs and higher warehousing and distribution costs associated with the increase in sales tonnage. Gross profit increased $34.3 million, or 23.5%, in fiscal 1996 compared to fiscal 1995. The increase in gross profit resulted from the increased sales tonnage of both fresh pork (58.8% of dollar sales) and processed meats (36.7% of dollar sales), offset by lower sales margins on both fresh pork and processed meats. In addition, gross profit was favorably affected by a $10.8 million reduction in cost of sales reflecting the profitability of the Company's hog production group. In fiscal 1995, gross profit was adversely affected by a $0.2 million increase in cost of sales as a result of a loss at the group. During fiscal 1996, the Company obtained 11.3% of the hogs it processed from Brown's and Smithfield-Carroll's. As of April 28, 1996, the Company had deferred $2.2 million of unrealized hedging gains on outstanding futures contracts pending the completion of open sales transactions and lifting of the related hedges.

         Selling, general and administrative expenses increased $41.4 million, or 67.0%, in fiscal 1996. The increase was primarily due to the inclusion of the operations of John Morrell and higher selling and marketing costs associated with the increase in fresh pork tonnage.

         Depreciation expense increased $6.3 million, or 31.8%, in fiscal 1996. The increase was related to continued expansion at the Bladen County plant, additional hog production facilities at Brown's and the inclusion of the operations of John Morrell.

         Interest expense increased $6.9 million, or 49.0%, in fiscal 1996, reflecting increased carrying costs on long-term debt related to the funding of capital projects at the Bladen County plant and Brown's, higher short- and long-term interest rates and interest costs associated with the cash portion of the purchase price related to the acquisition of John Morrell.

         The effective income tax rate in fiscal 1996 decreased to 34.6% from 36.7% in fiscal 1995, reflecting a lower tax rate on foreign sales and benefits related to certain insurance contracts. The Company had no valuation allowance related to income tax assets as of April 28, 1996, and there was no change in the valuation allowance during fiscal 1996.

         Income from continuing operations decreased $12.1 million in fiscal 1996, reflecting lower sales margins on both fresh pork and processed meats compared to fiscal 1995. The prior year's results reflected exceptionally strong margins on fresh pork due to unusually low hog prices. John Morrell made a significant contribution to the Company's overall profitability in fiscal 1996.

         In fiscal 1996, the Company completed the disposition of the assets and business of Ed Kelly, Inc., resulting in a loss from discontinued operations of $3.9 million.

         Reflecting the factors discussed above, net income decreased to $15.9 million in fiscal 1996 from $27.8 million in fiscal 1995.


Financial Condition
-------------------

         The pork processing industry is characterized by high sales tonnage and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its inventories and accounts receivable highly liquid and readily convertible into cash. Borrowings under the Company's lines of credit are used to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs. The demand for seasonal borrowings usually peaks in early November when ham inventories are at their highest levels and borrowings are repaid in January when accounts receivable generated by sales of the hams are collected.

         As of April 27, 1997, the Company had credit facilities totaling $300 million, consisting of a 364-day $225 million revolving credit facility and a two-year $75 million revolving credit facility. The short-term facility is used for seasonal inventory and receivable needs, and the long-term facility is used for working capital and capital expenditures. Borrowings under the facilities are secured by substantially all of the Company's inventories and accounts receivable. Weighted average borrowings under the facilities were $165.1 million in fiscal 1997, $133.4 million in fiscal 1996 and $69.9 million in fiscal 1995, at weighted average interest rates of approximately 7%, 7% and 6%, respectively. Maximum borrowings were $215.0 million in fiscal 1997, $179.8 million in fiscal 1996 and $117.0 million in fiscal 1995. The outstanding balances under the facilities totaled $150.0 million and $151.3 million as of April 27, 1997 and April 28, 1996, respectively, at a weighted average interest rate of 7% for both years.

         The Company has recently negotiated $350 million of senior secured revolving credit facilities with a bank group which will replace its existing $300 million credit facilities. The new facilities will consist of a 5-year $300 million revolving credit facility and a 364-day $50 million revolving credit facility. This financing is scheduled to close in the first quarter of fiscal 1998.

         During fiscal 1997, the Company privately placed $140 million of senior secured notes with a group of institutional lenders. The placement consisted of $40 million of seven-year 8.34% notes and $100 million of 10-year 8.52% notes, secured by four of the Company's major processing plants. The proceeds of the financing were used to repay $65.2 million of long-term bank debt and reduce short-term borrowings. In conjunction with the placement of the senior secured notes, the Company refinanced $59.7 million of existing institutional long-term debt with the same institutional lenders. The refinancing resulted in revised maturity dates and repayment schedules for the refinanced debt; however, no additional proceeds resulted from this refinancing.

         In November 1996, the Company acquired substantially all of the assets and business of Lykes from Lykes Bros. Inc. for $34.8 million in cash, which was borrowed under the Company's revolving credit facilities, and the assumption of $10.6 million of current liabilities.

         The Company expended $69.1 million in fiscal 1997, primarily for additional hog production facilities and a feedmill at Brown's and for plant renovation and expansion projects at certain of its processing plants. The capital expenditures were financed with internally generated funds and with a portion of the net proceeds from the placement of the $140 million of notes.

         During fiscal 1997, all of the Company's Series C 6.75% preferred stock was converted into 666,666 shares of the Company's common stock at $30.00 per share.

         In fiscal 1998, the Company plans to increase its processed meats and value-added fresh pork capacity at several of its processing plants and to continue to expand its hog production operations. The Company anticipates that these expansion plans will be financed with internally generated funds.

         The Company's various debt agreements contain covenants regarding working capital, current ratio, fixed charges coverage and net worth, and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets and payment of dividends to stockholders.

         The Company and certain subsidiaries are defendants in two civil actions alleging violations of their wastewater discharge permits; one brought by the Virginia Department of Environmental Quality and the other by the Environmental Protection Agency. The Company believes that the ultimate resolution of these two suits will not have a material adverse effect on its financial position or annual results of operations. (See Note 12 to Consolidated Financial Statements for a full discussion of these cases.)


Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------

         This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal 1998, volume trends, industry conditions and expectations for capital expenditures. There may also be other statements of exceptions, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this report are subject to risks and uncertainties, including availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments, that could cause actual results to differ materially from those expressed in or implied by the information or statements.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         (a) Information required by this Item regarding directors and all persons nominated or chosen to become directors is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on August 28, 1997.

         (b) Information required by this Item regarding the executive officers of the Company is included in Part I, Item 4A of this report.

         There is no family relationship between any of the persons named in response to Item 10.


ITEM 11.     EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on August 28, 1997.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on August 28, 1997.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on August 28, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. and 2. Index to Financial Statements and Financial Statement
                       Schedule

         An "Index to Financial Statements and Financial Statement Schedule" has been filed as a part of this Form 10-K Annual Report on page F-1 hereof.

             3.  Exhibits


Exhibit 3.1        --  Composite Certificate of Incorporation of the Company, as
                       amended to date (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).

Exhibit 3.2        --  By-Laws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1996).

Exhibit 4.1        --  Composite Certificate of Incorporation of the Company, as
                       amended to date (see Exhibit 3.1 above).

Exhibit 4.2        --  Form of Certificate representing the Company's Common
                       Stock, par value $.50 per share (including Rights legend) (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).

Exhibit 4.3        --  Form of Certificate representing Rights (incorporated by reference to Exhibit 4 to the Company's Amendment No. 1 to Registration Statement on Form 8-A dated May 23,
                       1991).

Exhibit 4.4        --  Rights Agreement dated as of May 8, 1991, as amended by
                       Amendment No. 1 dated as of January 31, 1994, by and between the Company and First Union National Bank of North Carolina, Rights Agent (incorporated by reference to Exhibit 4.5 to the Company's Form 10- K Annual Report for the fiscal year ended May 1, 1994).

Exhibit 4.5        --  Five-Year Credit Agreement dated as of July 10, 1997,
                       among Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and The Chase Manhattan Bank, as Administrative Agent, relating to a $300,000,000 secured five-year revolving credit facility.

Exhibit 4.5(a)     --  364-Day Credit Agreement dated as of July 10, 1997, among
                       Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and The Chase Manhattan Bank, as Administrative Agent, relating to a $50,000,000 secured 364-day revolving credit facility.

Exhibit 4.5(b)     --  Collateral Agency, Pledge and Security Agreement dated as of July 10, 1997, among Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, The Chase Manhattan Bank, as Collateral Agent, relating to the Company's five-year revolving credit facility and its 364- day revolving credit facility.

Exhibit 4.6        --  Note Purchase Agreement dated as of July 15, 1996, among
                       Smithfield Foods, Inc. and each of the Purchasers listed on Annex 1 thereto, relating to $140,000,000 in senior secured notes (incorporated by reference to Exhibit 4.7 to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1996); and Amendment Number One to the Note Purchase Agreement dated as of July 15, 1997.

Exhibit 4.6(a)     --  Joint and Several Guaranty dated as of July 15,
                       1996, by Gwaltney of Smithfield, Ltd., John Morrell & Co., The Smithfield Packing Company, Incorporated, SFFC, Inc., Patrick Cudahy Incorporated, and Brown's of Carolina, Inc. (incorporated by reference to Exhibit 4.7(a) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1996); and Amendment Number One to the Note Purchase Agreement dated as of July 15, 1997 (incorporated by reference to Exhibit 4.6 of this Form 10-K).

Exhibit 4.6(b)     --  Joint and Several Guaranty dated as of July 15, 1997, by
                       Lykes Meat Group, Inc., Sunnyland, Inc., Valleydale Foods, Inc., Hancock's Old Fashioned Country Hams, Inc., Copaz Packing Corporation, and Smithfield Packing - Landover, Inc.

Exhibit 4.7        --  Master Lease Agreement dated May 14, 1993 between General
                       Electric Capital Corporation and Brown's of Carolina, Inc. (incorporated by reference to Exhibit 4.12 to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).

Exhibit 4.7(a)     --  Corporate Guaranty by Smithfield Foods, Inc. dated May
                       14, 1993 (incorporated by reference to Exhibit 4.12(a) to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).

Exhibit 10.1       --  Subscription Agreement dated September 3, 1992 between
                       Smithfield Foods, Inc. and Carroll's Foods, Inc., covering 1,000,000 shares of Smithfield Foods, Inc. Common Stock (incorporated by reference to Exhibit 10.1 of the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993); and Amendment No. 1 to Subscription Agreement dated January 31, 1995.

Exhibit 10.2       --  Smithfield Foods, Inc. 1984 Stock Option Plan, as amended
                       (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).

Exhibit 10.3       --  Smithfield Foods, Inc. 1992 Stock Option Plan
                       (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).

Exhibit 10.4       --  Smithfield Foods, Inc. Incentive Bonus Plan applicable to the Company's Chairman of the Board and Chief Executive Officer (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995).

Exhibit 10.5       --  Smithfield Foods, Inc. 1997 Incentive Bonus Plan
                       applicable to the Company's President and Chief Operating Officer (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1996).

Exhibit 10.6       --  Smithfield Foods, Inc. 1998 Incentive Bonus Plan
                       applicable to the Company's Chief Operating Officer.

Exhibit 11         --  Computation of Net Income Per Common Share.

Exhibit 21         --  Subsidiaries of the Registrant.

Exhibit 23         --  Consent of Independent Public Accountants.

Exhibit 27         --  Financial Data Schedule.


         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SMITHFIELD FOODS, INC.


Date: July 23, 1997                            By:   /s/ JOSEPH W. LUTER, III
                                                     ---------------------------
                                                     Joseph W. Luter, III
                                                     Chairman of the Board and
                                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 23, 1997.


                           SIGNATURE                                                   TITLE
                           ---------                                                   -----
                                                               Chairman of the Board and Chief Executive
   /s/               JOSEPH W. LUTER, III                         Officer and Director
-------------------------------------------------------
                     Joseph W. Luter, III

                                                               President and Chief Operating Officer
   /s/                  LEWIS R. LITTLE                           and Director
-------------------------------------------------------
                        Lewis R. Little

                                                               Vice President, Secretary and Treasurer
   /s/                   AARON D. TRUB                            and Director
-------------------------------------------------------           (Principal-Financial-Officer)
                         Aaron D. Trub

                                                               Vice President and Controller
   /s/                   C. LARRY POPE                             (Principal Accounting Officer)
-------------------------------------------------------
                         C. Larry Pope


   /s/               ROBERT L. BURRUS, JR.                     Director
-------------------------------------------------------
                     Robert L. Burrus, Jr.


   /s/                 F. J. FAISON, JR.                       Director
-------------------------------------------------------
                       F. J. Faison, Jr.


   /s/                 JOEL W. GREENBERG                       Director
-------------------------------------------------------
                       Joel W. Greenberg


                                                               Director
-------------------------------------------------------
                       Cecil W. Gwaltney


                                    - S-1 -







   /s/              GEORGE E. HAMILTON, JR.                    Director
-------------------------------------------------------
                    George E. Hamilton, Jr.


   /s/                RICHARD J. HOLLAND                       Director
-------------------------------------------------------
                      Richard J. Holland


   /s/                 ROGER R. KAPELLA                        Director
-------------------------------------------------------
                       Roger R. Kapella


   /s/              H. GORDON MAXWELL, III                     Director
-------------------------------------------------------
                    H. Gordon Maxwell, III


   /s/                 WENDELL H. MURPHY                       Director
-------------------------------------------------------
                       Wendell H. Murphy


   /s/                WILLIAM H. PRESTAGE                      Director
-------------------------------------------------------
                      William H. Prestage


   /s/                 JOSEPH B. SEBRING                       Director
-------------------------------------------------------
                       Joseph B. Sebring

                                    - S-2 -

                             SMITHFIELD FOODS, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                             Page(s)
                                                                                             -------
FINANCIAL STATEMENTS

     Report of Independent Public Accountants...............................................   F-2

     Consolidated Statements of Income for the Years Ended April 27, 1997,
         April 28, 1996, and April 30, 1995.................................................   F-3

     Consolidated Balance Sheets at April 27, 1997 and April 28, 1996.......................   F-4

     Consolidated Statements of Cash Flows for the Years ended April 27,
         1997, April 28, 1996, and April 30, 1995 ..........................................   F-5

     Consolidated Statements of Stockholders' Equity for the Years ended
         April 27, 1997, April 28, 1996, and April 30, 1995 ................................   F-6

     Notes to Consolidated Financial Statements.............................................   F-7  to  F-21


FINANCIAL STATEMENT SCHEDULE

     Independent Public Accountants' Report on Financial Statement Schedule.................   F-22

     Schedule I - Condensed Financial Information of Registrant ............................   F-23 to F-27


                                    - F-1 -

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF SMITHFIELD FOODS, INC.:

     We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. (a Delaware corporation), and subsidiaries as of April 27, 1997, and April 28, 1996, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended April 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smithfield Foods, Inc., and subsidiaries as of April 27, 1997, and April 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 27, 1997, in conformity with generally accepted accounting principles.

                                           /s/ ARTHUR ANDERSEN LLP

Richmond, Virginia
   June 6, 1997

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                         FISCAL YEARS ENDED
                                                                                                       ----------------------
                                                                                                       APRIL 27,    APRIL 28,
                                                                                                         1997         1996
                                                                                                       ---------    ---------
                                                                                                           (IN THOUSANDS)
ASSETS
Current assets:
  Cash..............................................................................................   $  25,791    $  28,529
  Accounts receivable less allowances of $1,499 and $1,084..........................................     166,094      144,956
  Inventories.......................................................................................     253,276      210,759
  Net advances to joint hog production arrangements.................................................           -        7,578
  Prepaid expenses and other current assets.........................................................      43,217       28,585
                                                                                                       ---------    ---------
     Total current assets...........................................................................     488,378      420,407
                                                                                                       ---------    ---------
Property, plant and equipment:
  Land..............................................................................................      13,964       12,453
  Buildings and improvements........................................................................     205,523      146,545
  Machinery and equipment...........................................................................     344,328      303,384
  Construction in progress..........................................................................      50,578       74,207
                                                                                                       ---------    ---------
                                                                                                         614,393      536,589
  Less accumulated depreciation.....................................................................    (187,518)    (163,866)
                                                                                                       ---------    ---------
     Net property, plant and equipment..............................................................     426,875      372,723
                                                                                                       ---------    ---------
Other assets:
  Investments in partnerships.......................................................................      44,582       29,662
  Deferred income taxes.............................................................................           -       10,235
  Other.............................................................................................      35,419       24,592
                                                                                                       ---------    ---------
     Total other assets.............................................................................      80,001       64,489
                                                                                                       ---------    ---------
                                                                                                       $ 995,254    $ 857,619
                                                                                                       ---------    ---------
                                                                                                       ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.....................................................................................   $  77,500    $ 110,563
  Current portion of long-term debt and capital lease obligations...................................       7,800       13,392
  Accounts payable..................................................................................     132,268      113,344
  Accrued expenses and other current liabilities....................................................     106,498       95,082
                                                                                                       ---------    ---------
     Total current liabilities......................................................................     324,066      332,381
                                                                                                       ---------    ---------
Long-term debt and capital lease obligations........................................................     288,486      188,618
                                                                                                       ---------    ---------
Other noncurrent liabilities:
  Pension and postretirement benefits...............................................................      55,320       59,128
  Deferred income taxes.............................................................................       7,260            -
  Other.............................................................................................      12,636       14,975
                                                                                                       ---------    ---------
     Total other noncurrent liabilities.............................................................      75,216       74,103
                                                                                                       ---------    ---------
Commitments and contingencies

Convertible preferred stock.........................................................................           -       20,000
                                                                                                       ---------    ---------
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 authorized shares.....................................           -            -
  Common stock, $.50 par value, 25,000,000 authorized shares;
     19,196,681 and 18,453,015 issued...............................................................       9,598        9,227
  Additional paid-in capital........................................................................     113,661       92,762
  Retained earnings.................................................................................     191,870      148,171
  Treasury stock, at cost, 437,000 shares...........................................................      (7,643)      (7,643)
                                                                                                       ---------    ---------
     Total stockholders' equity.....................................................................     307,486      242,517
                                                                                                       ---------    ---------
                                                                                                       $ 995,254    $ 857,619
                                                                                                       ---------    ---------
                                                                                                       ---------    ---------

   The accompanying notes are an integral part of these consolidated balance sheets.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                                    FISCAL YEARS
                                                                                       --------------------------------------
                                                                                          1997          1996          1995
                                                                                       ----------    ----------    ----------
                                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales...............................................................................   $3,870,611    $2,383,893    $1,526,518
Cost of sales.......................................................................    3,549,673     2,203,626     1,380,586
                                                                                       ----------    ----------    ----------
  Gross profit......................................................................      320,938       180,267       145,932

Selling, general and administrative expenses........................................      191,225       103,095        61,723
Depreciation expense................................................................       35,825        25,979        19,717
Interest expense....................................................................       26,211        20,942        14,054
                                                                                       ----------    ----------    ----------
Income from continuing operations before income taxes...............................       67,677        30,251        50,438
Income taxes........................................................................       22,740        10,465        18,523
                                                                                       ----------    ----------    ----------
Income from continuing operations...................................................       44,937        19,786        31,915
Loss from discontinued operations, net of tax.......................................            -        (3,900)       (4,075)
                                                                                       ----------    ----------    ----------
Net income..........................................................................   $   44,937    $   15,886    $   27,840
                                                                                       ----------    ----------    ----------
                                                                                       ----------    ----------    ----------
Net income available to common stockholders.........................................   $   43,699    $   14,734    $   27,165
                                                                                       ----------    ----------    ----------
                                                                                       ----------    ----------    ----------
Income (loss) per common share:
  Continuing operations.............................................................   $     2.34    $     1.06    $     1.83
  Discontinued operations...........................................................            -          (.22)         (.24)
                                                                                       ----------    ----------    ----------
                                                                                       ----------    ----------    ----------
  Net income........................................................................   $     2.34    $      .84    $     1.59
                                                                                       ----------    ----------    ----------
                                                                                       ----------    ----------    ----------

 The accompanying notes are an integral part of these consolidated statements.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    FISCAL YEARS
                                                                                       --------------------------------------
                                                                                          1997          1996          1995
                                                                                       ----------    ----------    ----------
                                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Net income........................................................................   $   44,937    $   15,886    $   27,840
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization................................................       39,057        28,299        22,127
       Increase in accounts receivable..............................................      (12,606)       (9,251)       (6,141)
       Increase in inventories......................................................      (30,008)      (41,316)       (1,717)
       (Increase) decrease in prepaid expenses and other current assets.............       (1,605)        1,535        (2,802)
       (Increase) decrease in other assets..........................................      (10,410)       22,682        (8,121)
       Increase in accounts payable, accrued expenses and other liabilities.........        9,377        19,166         8,272
       Increase (decrease) in deferred income taxes.................................        7,810       (27,059)        6,637
       (Gain) loss on sale of property and equipment................................       (3,288)        2,168         1,130
                                                                                       ----------    ----------    ----------
Net cash provided by operating activities...........................................       43,264        12,110        47,225
                                                                                       ----------    ----------    ----------
Cash flows from investing activities:
  Capital expenditures..............................................................      (69,147)      (74,888)      (90,550)
  Business acquisitions, net of cash acquired.......................................      (34,835)      (14,079)            -
  Investments in partnerships.......................................................       (7,293)       (2,486)       (4,037)
  Net advances to joint hog production arrangements.................................         (113)        6,464        (6,364)
  Proceeds from sale of property and equipment......................................        4,141            82           969
                                                                                       ----------    ----------    ----------
Net cash used in investing activities...............................................     (107,247)      (84,907)      (99,982)
                                                                                       ----------    ----------    ----------
Cash flows from financing activities:
  Net (repayments) borrowings on notes payable......................................      (33,063)       33,592        17,560
  Proceeds from issuance of long-term debt and capital lease obligations............      171,250        50,000        50,000
  Principal payments on long-term debt and capital lease obligations................      (76,974)      (16,672)      (13,588)
  Proceeds from issuance of preferred stock.........................................            -        20,000             -
  Exercise of common stock options..................................................        1,270           768         1,900
  Dividends on preferred stock......................................................       (1,238)       (1,152)         (675)
                                                                                       ----------    ----------    ----------
Net cash provided by financing activities...........................................       61,245        86,536        55,197
                                                                                       ----------    ----------    ----------
Net (decrease) increase in cash.....................................................       (2,738)       13,739         2,440
Cash at beginning of year...........................................................       28,529        14,790        12,350
                                                                                       ----------    ----------    ----------
Cash at end of year.................................................................   $   25,791    $   28,529    $   14,790
                                                                                       ----------    ----------    ----------
                                                                                       ----------    ----------    ----------
Supplemental disclosures of cash flow information:
  Interest paid, net of amount capitalized..........................................   $   25,751    $   20,684    $   14,630
                                                                                       ----------    ----------    ----------
  Income taxes paid, net............................................................   $   15,043    $    1,685    $   16,254
                                                                                       ----------    ----------    ----------
  Non-cash investing and financing activities:
     Refinancing of long-term debt..................................................   $   59,707    $        -    $        -
                                                                                       ----------    ----------    ----------
     Conversion of preferred stock to common stock..................................   $   20,000    $   10,000    $        -
                                                                                       ----------    ----------    ----------
     Common stock issued for acquisition............................................   $        -    $   33,000    $        -
                                                                                       ----------    ----------    ----------
     Conversion of advances to joint hog production arrangements to investments in
      partnerships..................................................................   $    7,691    $        -    $   12,500
                                                                                       ----------    ----------    ----------
                                                                                       ----------    ----------    ----------

 The accompanying notes are an integral part of these consolidated statements.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             ADDITIONAL
                                                                                   COMMON     PAID-IN      RETAINED    TREASURY
                                                                                   STOCK      CAPITAL      EARNINGS     STOCK
                                                                                   ------    ----------    --------    --------
                                                                                                  (IN THOUSANDS)

Balance, May 1, 1994............................................................   $8,357     $  47,964    $106,272    $ (7,643)
  Net income....................................................................       -              -      27,840           -
  Exercise of stock options.....................................................      60          1,840           -           -
  Dividends on preferred stock..................................................       -              -        (675)          -
                                                                                   ------    ----------    --------    --------
Balance, April 30, 1995.........................................................   8,417         49,804     133,437      (7,643)
  Net income....................................................................       -              -      15,886           -
  Common stock issued for acquisition of John Morrell & Co......................     547         32,453           -           -
  Conversion of preferred stock.................................................     233          9,767           -           -
  Exercise of stock options.....................................................      30            738           -           -
  Dividends on preferred stock..................................................       -              -      (1,152)          -
                                                                                   ------    ----------    --------    --------
Balance, April 28, 1996.........................................................   9,227         92,762     148,171      (7,643)
  Net income....................................................................       -              -      44,937           -
  Conversion of preferred stock.................................................     333         19,667           -           -
  Exercise of stock options.....................................................      38          1,232           -           -
  Dividends on preferred stock..................................................       -              -      (1,238)          -
                                                                                   ------    ----------    --------    --------
Balance, April 27, 1997.........................................................   $9,598     $ 113,661    $191,870    $ (7,643)
                                                                                   ------    ----------    --------    --------
                                                                                   ------    ----------    --------    --------

 The accompanying notes are an integral part of these consolidated statements.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Smithfield Foods, Inc. and subsidiaries (the "Company"). The Company's principal subsidiaries include Brown's of Carolina, Inc. ("Brown's"), Gwaltney of Smithfield, Ltd. ("Gwaltney"), John Morrell & Co. ("John Morrell"), Lykes Meat Group, Inc. ("Lykes"), Patrick Cudahy Incorporated ("Patrick Cudahy") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"). All material intercompany balances and transactions have been eliminated.

  FISCAL YEAR

     The Company's fiscal year is the 52 or 53 week period which ends on the Sunday nearest April 30. All years presented were 52 week periods.

  INVENTORIES

     The Company's inventories are valued at the lower of first-in, first-out
(FIFO) cost or market. Inventories consist of the following:

                                                                                APRIL        APRIL
                                                                                 27,          28,
                                                                                 1997         1996
                                                                               --------     --------
                                                                                  (IN THOUSANDS)

Fresh and processed meats...................................................   $183,480     $156,232
Hogs on farms...............................................................     44,563       36,337
Manufacturing supplies......................................................     15,732       12,686
Other.......................................................................      9,501        5,504
                                                                               --------     --------
                                                                               $253,276     $210,759
                                                                               --------     --------
                                                                               --------     --------

  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment is stated at cost and depreciated over the estimated useful lives of the assets. Buildings and improvements are depreciated over periods from 20 to 40 years. Machinery and equipment is depreciated over periods from 2 to 15 years. Repair and maintenance charges are expensed as incurred. Improvements that materially extend the life of the asset are capitalized. Gains and losses from dispositions or retirements of property, plant and equipment are recognized currently.

     Interest on capital projects is capitalized during the construction period. Total interest capitalized was $2,640,000 in fiscal 1997, $2,021,000 in fiscal 1996 and $842,000 in fiscal 1995. Repair and maintenance expenses totaled $89,670,000, $59,951,000 and $50,975,000 in fiscal 1997, 1996 and 1995, respectively.

  OTHER ASSETS

     Cost in excess of net assets acquired is amortized over 40 years. Organization costs are amortized over a five-year period. Deferred debt issuance costs are amortized over the terms of the related loan agreements. Start-up costs associated with hog production are amortized over a three-year period.

  ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the cost can be reasonably estimated. Other than for assessments, the timing of these accruals coincides with the Company's commitment to a formal plan of action (See Note 12).

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

  SELF-INSURANCE PROGRAMS

     The Company is self-insured for certain levels of general and vehicle liability, workers' compensation and health care coverage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

  PRICE-RISK MANAGEMENT AND HEDGING

     The Company uses recognized price-risk management and hedging techniques to enhance sales and to reduce the effect of adverse price changes on the Company's profitability. The Company's price-risk management and hedging activities currently are utilized in the areas of forward sales, hog production margin management, procurement of raw materials (hams and bacon) for seasonal demand peaks and inventory hedging. Contracts related to sales or purchase commitments are accounted for as hedges. Gains and losses on these contracts are deferred and recorded to cost of sales when the sales or purchase commitments are fulfilled. As of April 27, 1997 and April 28, 1996, the Company had deferred unrealized hedging gains of $2,183,000 and $2,160,000, respectively, on outstanding futures contracts. As of April 27, 1997 and April 28, 1996, the Company had open futures contracts with contract values of $44,291,000 and $31,819,000, respectively.

  INCOME PER COMMON SHARE

     Income per common share is computed using the weighted average shares of common stock and dilutive common stock equivalents (options and convertible preferred stock) outstanding during the respective periods. Net income available to common stockholders is net income less dividends on preferred stock. The number of weighted average shares used in calculating income per common share was 18,685,000 in fiscal 1997, 17,530,000 in fiscal 1996 and 17,059,000 in fiscal 1995.

  STOCK OPTIONS

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This new standard defines a fair value method of accounting for employee stock option plans. SFAS 123 allows the choice of recognizing compensation expense for stock option plans by adopting the new fair value standard or to continue measuring compensation using the intrinsic value approach of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). If APB 25 is elected, SFAS 123 requires supplemental disclosure to show the pro forma effects as if the new method was applied. The Company has elected to continue applying APB 25 to account for its stock option plans and adopt the supplemental disclosure requirements of SFAS 123 (see Note 7). Accordingly, SFAS 123 does not affect the Company's financial position or results of operations.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the Company's financial position and amounts reported in results of operations. Actual results could differ from those estimates.

  RECLASSIFICATIONS

     Certain prior year amounts have been restated to conform to 1997 presentations.

NOTE 2 -- ACQUISITIONS

     In November 1996, the Company acquired substantially all of the assets and business of Lykes from Lykes Bros. Inc. for $34,835,000 in cash and the assumption of $10,616,000 of current liabilities.

     The following unaudited pro forma information combines the operating results of the Company and Lykes assuming the acquisition had been made as of the beginning of each of the periods presented.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                                                                                          1997               1996
                                                                                     --------------     --------------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                              PER SHARE DATA)

Sales.............................................................................     $3,948,091         $2,630,031
Income from continuing operations.................................................         37,214             12,291
Net income........................................................................         37,214              8,391
Income per common share:
  Continuing operations...........................................................     $     1.93         $      .61
  Net income......................................................................           1.93                .40

     On December 20, 1995, the Company acquired all of the capital stock of John Morrell from Chiquita Brands International, Inc. ("Chiquita"), for $58,000,000, consisting of $25,000,000 in cash and $33,000,000 of the Company's common stock (1,094,273 shares), plus the assumption of all of John Morrell's liabilities.

     The following unaudited pro forma information combines the operating results of the Company and John Morrell assuming the acquisition had been made as of the beginning of each of the periods presented.

                                                                                          1996               1995
                                                                                     --------------     --------------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                              PER SHARE DATA)

Sales.............................................................................     $3,414,561         $2,949,426
Income from continuing operations.................................................         25,094             49,257
Net income........................................................................         21,194             45,182
Income per common share:
  Continuing operations...........................................................     $     1.31         $     2.68
  Net income......................................................................           1.10               2.45

     The Company accounted for these acquisitions using the purchase method of accounting. The results of operations of these acquired businesses are included in the accompanying consolidated statements of income from the respective dates of acquisition.

     The pro forma amounts above are not intended to be projections of future results or trends and do not purport to be indicative of what actual consolidated results of operations might have been if the acquisitions had been effective as of the beginning of the periods presented.

NOTE 3 -- JOINT HOG PRODUCTION ARRANGEMENTS

  SMITHFIELD-CARROLL'S

     The Company has an arrangement with certain affiliates of Carroll's Foods, Inc. ("CFI") to produce hogs for the Company's meat processing plants in North Carolina and Virginia. The arrangement involves: (1) Smithfield-Carroll's Farms ("Smithfield-Carroll's"), a partnership owned jointly by the Company and Carroll's Farms of Virginia, Inc. ("CFAV"), which owns the hog raising facilities, and (2) a long-term purchase contract between the Company and Carroll's Foods of Virginia, Inc. ("CFOV"), which leases and operates the facilities, obligating the Company to purchase all the hogs produced by CFOV at prices equivalent to market at the time of delivery. A director of the Company is the president and a director of CFI, CFAV and CFOV. In addition, the Company has a long-term agreement to purchase hogs from CFI at prices which, in the opinion of management, are equivalent to market.

     As of April 27, 1997 and April 28, 1996, the Company had investments of $27,943,000 and $20,252,000, respectively, in the partnership which are accounted for using the equity method. Profits and losses are shared equally under the arrangement. During fiscal 1997 and 1995, the Company converted $7,691,000 and $12,500,000, respectively, of advances to partners' equity, which are included in the investments above. In addition, as of April 27, 1997, the Company had $1,414,000 of working capital loans outstanding to the partnership. These demand loans are expected to be repaid in fiscal 1998.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

     Substantially all revenues of the partnership consist of lease payments from CFOV which cover debt service, depreciation charges and other operating expenses. For the fiscal years 1997, 1996 and 1995, revenues were $8,227,000, $8,912,000 and $9,479,000, respectively.

     Pursuant to the long-term purchase contract, the Company purchased $93,049,000, $70,540,000 and $54,081,000 of live hogs from CFOV in fiscal years 1997, 1996 and 1995, respectively. The contract resulted in decreased raw material costs (as compared to market costs) of $5,245,000 and $2,617,000 in fiscal 1997 and 1996, respectively, and increased raw material costs of $2,615,000 in fiscal 1995. In fiscal 1997, the Company received $6,905,000 from CFOV in repayment of all outstanding demand loans. Pursuant to the agreement with CFI, the Company purchased $269,499,000, $201,878,000 and $134,937,000 of hogs in fiscal 1997, 1996 and 1995, respectively.

  CIRCLE FOUR

     The Company has an arrangement with three of its principal hog suppliers to produce hogs in the state of Utah for sale to an unrelated party. The chief executive officers of two of the suppliers and the president of another serve as directors of the Company. As of April 27, 1997, the Company had a 33% interest in the arrangement, which is accounted for using the equity method. As of April 27, 1997 and April 28, 1996, the Company had investments of $12,673,000 and $7,083,000, respectively, in the arrangement.

  B&G

     Brown's has an arrangement with a company owned by the daughter and son-in-law of the chairman and chief executive officer of the Company. The arrangement, B&G Farms LLC ("B&G"), involves the leasing of hog production facilities to Brown's and the production of hogs by Brown's on a contractual basis. In addition, the Company has a contract to purchase all of the hogs produced by B&G at prices, which in the opinion of management, are equivalent to market. Profits and losses are shared equally under the arrangement. As of April 27, 1997 and April 28, 1996, B&G had advanced $1,430,000 and $1,527,000, respectively, to Brown's for working capital. As of April 27, 1997 and April 28, 1996, the Company had investments of $1,291,000 and $1,260,000, respectively, in B&G.

     B&G's revenues consist of lease payments from Brown's, which cover debt service and depreciation charges, and the profits or losses on the sale of hogs. Pursuant to the contract, the Company purchased $6,439,000 and $7,990,000 of hogs in fiscal 1997 and 1996, respectively.

     The summarized unaudited financial information which follows represents an aggregation of the financial position of the unconsolidated hog production operations of Smithfield-Carroll's, Circle Four and B&G.

                                                                             APRIL 27,         APRIL 28,
                                                                                1997              1996
                                                                           --------------    --------------
                                                                                    (IN THOUSANDS)

Current assets..........................................................      $ 17,116          $  6,532
Property and equipment, net.............................................       134,937           107,996
Other assets............................................................         6,978             6,094
                                                                           --------------    --------------
                                                                              $159,031          $120,622
                                                                           --------------    --------------
                                                                           --------------    --------------
Current liabilities.....................................................      $ 15,721          $ 11,785
Long-term debt..........................................................        71,094            54,926
Equity..................................................................        72,216            53,911
                                                                           --------------    --------------
                                                                              $159,031          $120,622
                                                                           --------------    --------------
                                                                           --------------    --------------

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 4 -- DEBT

     Long-term debt consists of the following:

                                                                                                         APRIL 27,    APRIL 28,
                                                                                                           1997         1996
                                                                                                         ---------    ---------
                                                                                                             (IN THOUSANDS)
Notes payable to institutional lenders:
  8.52% notes, payable through August 2006............................................................   $ 100,000    $       -
  8.34% notes, payable through August 2003............................................................      40,000            -
  8.41% notes, payable through August 2004............................................................      14,779       15,000
  9.85% notes, payable through November 2006..........................................................      13,000       14,333
  8.41% notes, payable through August 2006............................................................       9,853       10,000
  10.75% notes, payable through August 2005...........................................................       8,500        9,500
  9.80% notes, payable through August 2003............................................................       8,437        9,187
  6.24% notes, payable through November 1998..........................................................       1,977        3,108
  7.15% notes, payable through October 1997...........................................................       1,052        3,044
  7.00% notes, payable through September 1998.........................................................         895        1,429
Notes payable to banks:
  Long-term credit facility, expiring July 1998.......................................................      75,000       43,750
  Notes based on prime rate...........................................................................           -       45,000
  6.48% notes.........................................................................................           -       20,700
  7.10% notes.........................................................................................           -        2,290

Other notes payable...................................................................................         112          407
                                                                                                         ---------    ---------
                                                                                                           273,605      177,748
Less current portion..................................................................................      (5,949)     (11,810)
                                                                                                         ---------    ---------
                                                                                                         $ 267,656    $ 165,938
                                                                                                         ---------    ---------
                                                                                                         ---------    ---------

     Scheduled maturities of long-term debt are as follows:

                                                                              (IN THOUSANDS)
                                                                              --------------
Fiscal year
1998.......................................................................      $  5,949
1999.......................................................................        79,253
2000.......................................................................         3,083
2001.......................................................................         3,084
2002.......................................................................         3,083
Thereafter.................................................................       179,153
                                                                              --------------
                                                                                 $273,605
                                                                              --------------
                                                                              --------------

     In fiscal 1997, the Company privately placed $140,000,000 of senior secured notes with a group of institutional lenders. The placement consisted of $40,000,000 of seven-year 8.34% notes and $100,000,000 of 10-year 8.52% notes secured by four of the Company's major processing plants. The proceeds of the financing were used to repay $65,200,000 of long-term bank debt and to reduce short-term borrowings. In conjunction with the placement of the senior secured notes, the Company refinanced $59,707,000 of existing institutional long-term debt with the same institutional lenders. The refinancing resulted in revised maturity dates and repayment schedules for the refinanced debt; however, no additional proceeds resulted from this refinancing.

     As of April 27, 1997, the Company had credit facilities totaling $300,000,000, consisting of a 364-day $225,000,000 revolving credit facility and a two-year $75,000,000 revolving credit facility. The short-term facility is used for seasonal inventory and receivable needs, and the long-term facility is used for working capital and capital expenditures. The line expires in July 1997 (the two-year facility expires in July 1998) and is expected to be refinanced in the first quarter of fiscal

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

1998. The facilities have no compensating balance requirements but require commitment fees of one-quarter of one percent per annum on the unused portion.

     Weighted average borrowings under the facilities were $165,071,000 in fiscal 1997, $133,400,000 in fiscal 1996 and $69,900,000 in fiscal 1995 at weighted average interest rates of approximately 7%, 7% and 6%, respectively. Maximum borrowings were $215,000,000 in fiscal 1997, $179,800,000 in fiscal 1996 and $117,000,000 in fiscal 1995. The outstanding balances under the facilities totaled $150,000,000 and $151,300,000 as of April 27, 1997 and April 28, 1996,
respectively, at a weighted average interest rate of 7% for both years.

     Notes payable to institutional lenders are secured by four of the Company's major processing plants and certain other property, plant and equipment. The credit facilities are collateralized with substantially all of the Company's inventories and accounts receivable. As of April 27, 1997, the fair value of long-term debt, based on the market value of debt with similar maturities and covenants, approximates recorded values.

     The Company's various debt agreements contain covenants regarding current ratio, fixed charges coverage, minimum net worth and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to stockholders.

NOTE 5 -- INCOME TAXES

     Total income tax expense (benefit) was allocated as follows:

                                                                            1997        1996        1995
                                                                           -------     -------     -------
                                                                                   (IN THOUSANDS)

Income from continuing operations......................................    $22,740     $10,465     $18,523
Discontinued operations................................................          -      (2,600)     (2,716)
                                                                           -------     -------     -------
                                                                           $22,740     $ 7,865     $15,807
                                                                           -------     -------     -------
                                                                           -------     -------     -------

     Income tax expense attributable to income from continuing operations consists of the following:

                                                                            1997        1996        1995
                                                                           -------     -------     -------
                                                                                   (IN THOUSANDS)
Current tax expense:
  Federal..............................................................    $12,765     $ 8,850     $10,373
  State................................................................      2,805       1,530       1,835
                                                                           -------     -------     -------
                                                                            15,570      10,380      12,208
                                                                           -------     -------     -------
Deferred tax expense (benefit):
  Federal..............................................................      9,424        (129)      5,301
  State................................................................     (2,254)        214       1,014
                                                                           -------     -------     -------
                                                                             7,170          85       6,315
                                                                           -------     -------     -------
                                                                           $22,740     $10,465     $18,523
                                                                           -------     -------     -------
                                                                           -------     -------     -------

     A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

                                                                            1997      1996      1995
                                                                            -----     -----     -----
                                                                                 (IN THOUSANDS)

Federal income taxes at statutory rate.................................      35.0%     35.0%     35.0%
State income taxes, net of federal tax benefit.........................       1.7       3.9       3.6
Other..................................................................      (3.1)     (4.3)     (1.9)
                                                                            -----     -----     -----
                                                                             33.6%     34.6%     36.7%
                                                                            -----     -----     -----
                                                                            -----     -----     -----

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

     The tax effects of temporary differences consist of the following:

                                                                                          APRIL      APRIL
                                                                                           27,        28,
                                                                                          1997       1996
                                                                                         -------    -------
                                                                                           (IN THOUSANDS)
Deferred tax assets:
  Employee benefits...................................................................   $28,986    $35,925
  Alternative minimum tax credit......................................................    12,278      5,607
  Tax credits, carryforwards and net operating losses.................................    11,807     12,523
  Inventories.........................................................................     1,377      1,297
  Other assets........................................................................      (903)       317
  Accrued expenses....................................................................    12,519     12,004
                                                                                         -------    -------
                                                                                         $66,064    $67,673
                                                                                         -------    -------
                                                                                         -------    -------
Deferred tax liabilities:
  Property, plant and equipment.......................................................   $35,072    $33,643
  Investments in subsidiaries.........................................................     3,154        574
  Start-up costs......................................................................     1,197      1,805
                                                                                         -------    -------
                                                                                         $39,423    $36,022
                                                                                         -------    -------
                                                                                         -------    -------

     As of April 27, 1997 and April 28, 1996, the Company had $33,901,000 and $21,416,000, respectively, of net current deferred tax assets included in prepaid expenses and other current assets. The Company had no valuation allowance related to income tax assets as of April 27, 1997 or April 28, 1996, and there was no change in the valuation allowance during fiscal 1997 and 1996.

     The tax credits, carryforwards, and net operating losses expire from fiscal 1998 to 2011. The alternative minimum tax credits do not expire.

NOTE 6 -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                                                     APRIL 27,    APRIL 28,
                                                                                       1997         1996
                                                                                     --------     --------
                                                                                        (IN THOUSANDS)

Payroll and related benefits......................................................   $ 43,723     $ 42,737
Self-insurance reserves...........................................................     18,112       18,914
Pension and postretirement benefits...............................................     17,518       16,006
Other.............................................................................     27,145       17,425
                                                                                     --------     --------
                                                                                     $106,498     $ 95,082
                                                                                     --------     --------
                                                                                     --------     --------

NOTE 7 -- STOCKHOLDERS' EQUITY AND PREFERRED STOCK

  ISSUANCE OF COMMON STOCK

     In fiscal 1996, the Company issued 1,094,273 shares of its common stock to Chiquita as part of the acquisition of John Morrell (See Note 2).

  PREFERRED STOCK

     The Company has 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

     In fiscal 1996, the Company authorized and issued 2,000 shares of Series C 6.75% cumulative convertible redeemable preferred stock in a private transaction for $20,000,000. In fiscal 1997, all of these shares were converted into 666,666 shares of the Company's common stock at $30.00 per share.

     In fiscal 1996, all of the Series B 6.75% cumulative convertible redeemable preferred stock, totaling $10,000,000, was converted into 465,116 shares of the Company's common stock at $21.50 per share.

  STOCK OPTIONS

     In fiscal 1997, as discussed in Note 1, the Company adopted SFAS 123 and elected to continue to account for its stock option plans under APB 25.

     Under the Company's 1984 Stock Option Plan (the "1984 Plan"), officers and certain key employees were granted incentive and nonstatutory stock options to purchase shares of the Company's common stock for periods not exceeding 10 years at prices that were not less than the fair market value of the common stock on the date of grant. Stock appreciation rights which are exercisable upon a change in control of the Company are attached to the options granted pursuant to the 1984 Plan. The 1984 Plan has expired with the exception of outstanding options.

     Under the Company's 1992 Stock Incentive Plan (the "1992 Plan"), management and other key employees may be granted nonstatutory stock options to purchase shares of the Company's common stock exercisable five years after grant for periods not exceeding 10 years. The exercise price for options granted prior to August 31, 1994 was not less than 150% of the fair market value of the common stock on the date of grant. On August 31, 1994, the Company amended and restated the 1992 Plan, changing the exercise price of options granted on or after that date to not less than the fair market value of the common stock on the date of grant. The Company has reserved 1,250,000 shares of common stock under the 1992 Plan. As of April 27, 1997, there were 354,500 options available for grant under the 1992 Plan.

     The following is a summary of transactions for the 1984 Plan and the 1992 Plan during fiscal 1995, 1996 and 1997.

                                                                                                                    AVERAGE PRICE
                                                                                                  STOCK OPTIONS       PER SHARE
                                                                                                  -------------     -------------
                                                                                                          (IN THOUSANDS)

Outstanding at May 1, 1994.....................................................................     1,652,000          $ 14.79
  Granted......................................................................................        60,000            30.63
  Exercised....................................................................................      (120,900)            7.89
  Canceled.....................................................................................       (25,000)           23.06
                                                                                                  -------------     -------------
Outstanding at April 30, 1995..................................................................     1,566,100            15.80
  Granted......................................................................................       345,000            25.30
  Exercised....................................................................................       (59,600)            6.59
  Canceled.....................................................................................       (50,000)           23.06
                                                                                                  -------------     -------------
Outstanding at April 28, 1996..................................................................     1,801,500            17.72
  Granted......................................................................................        80,000            31.34
  Exercised....................................................................................       (77,000)            6.22
  Canceled.....................................................................................      (270,000)           24.57
                                                                                                  -------------     -------------
Outstanding at April 27, 1997..................................................................     1,534,500          $ 17.81
                                                                                                  -------------     -------------
                                                                                                  -------------     -------------

     As of April 27, 1997, April 28, 1996 and April 30, 1995, the number of options exercisable were 639,000, 716,000 and 775,600, respectively, at average per share exercise prices of $8.13, $7.92 and $7.82, respectively.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding as of April 27, 1997.


                                           WEIGHTED
                    STOCK OPTIONS          AVERAGE             WEIGHTED
    EXERCISE         OUTSTANDING          REMAINING            AVERAGE
  PRICE RANGE       APRIL 27, 1997     CONTRACTUAL LIFE     EXERCISE PRICE
----------------    --------------     ----------------     --------------

$ 8.13                  639,000               2.1               $ 8.13
 21.44 to 23.06         620,500               6.5                23.01
 27.25 to 30.62         225,000               8.7                27.40
 32.93 to 35.69          50,000               9.6                33.76

     Stock options with an exercise price of $8.13 are the only options exercisable as of April 27, 1997.

     The fair value of each stock option granted in fiscal 1997 and 1996 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions for both years: dividend yield of 0%, expected volatility of 35%, weighted average risk-free interest rate of 5.8% and expected lives of six years. The weighted average fair value of options granted is $15.23 and $12.02 for fiscal 1997 and 1996, respectively. Pro forma net income and income per share based on the fair value method as defined in SFAS 123 for fiscal 1997 and 1996 approximate recorded values.

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

     Each Right will entitle its holder to buy five ten-thousandths of a share of Series A junior participating preferred stock, par value $1.00 per share, at an exercise price of $75 subject to adjustment. Each share of Series A junior participating preferred stock will entitle its holder to 1,000 votes and will have an aggregate dividend rate of 1,000 times the amount, if any, paid to holders of common stock. Currently, 25,000 shares of Series A junior participating preferred stock have been reserved. The Rights will expire in fiscal 2002 unless previously exercised or redeemed at the option of the board of directors for $.005 per Right. Generally, each share of common stock issued after May 31, 1991, will have one Right attached.

NOTE 8 -- PENSION AND OTHER RETIREMENT PLANS

     The Company sponsors several defined benefit pension plans covering substantially all employees. Plans covering salaried employees provide benefits based on years of service and average salary levels. Plans covering hourly employees provide benefits of stated amounts for each year of service. The Company's funding policy is to contribute annually the minimum amount required under ERISA. The plans' assets are invested primarily in equities, debt securities, insurance contracts and money market funds.

     In connection with the John Morrell acquisition, the Company assumed the obligations under two non-contributory, defined benefit pension plans for substantially all full-time salaried and hourly employees. Benefit accrual for substantially all hourly employees under the defined benefit pension plan ceased as of March 1991. Current benefits for these employees are provided by a defined contribution plan covering both salaried and hourly employees.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

     The status of the Company's plans and the components of pension expense are as follows:

                                                                             APRIL 27, 1997                APRIL 28, 1996
                                                                        -------------------------     -------------------------
                                                                        OVERFUNDED    UNDERFUNDED     OVERFUNDED    UNDERFUNDED
                                                                          PLANS          PLANS          PLANS          PLANS
                                                                        ----------    -----------     ----------    -----------
                                                                                            (IN THOUSANDS)

Accumulated benefit obligation.......................................    $ 30,974      $ 170,850       $ 29,548      $ 175,103
                                                                        ----------    -----------     ----------    -----------
                                                                        ----------    -----------     ----------    -----------
Vested benefit obligation............................................    $ 26,483      $ 168,222       $ 25,591      $ 169,468
                                                                        ----------    -----------     ----------    -----------
                                                                        ----------    -----------     ----------    -----------
Plan assets at fair value............................................    $ 47,179      $ 123,417       $ 39,127      $ 116,542
Projected benefit obligation.........................................     (38,805)      (177,114)       (36,434)      (181,306)
                                                                        ----------    -----------     ----------    -----------
Excess (deficiency) of plan assets
  over projected benefit obligation..................................       8,374        (53,697)         2,693        (64,764)
Items not recorded on balance sheets:
  Unrecognized net transition gain...................................         (90)             -           (181)             -
  Unrecognized net gain from experience differences..................      (6,799)       (10,173)        (3,356)        (8,710)
  Unrecognized prior service cost....................................         992             88          1,188            175
                                                                        ----------    -----------     ----------    -----------
  Prepaid (accrued) pension costs....................................    $  2,477      $ (63,782)      $    344      $ (73,299)
                                                                        ----------    -----------     ----------    -----------
                                                                        ----------    -----------     ----------    -----------

                                                                                                  1997       1996       1995
                                                                                                 -------    -------    -------
Net periodic pension cost included the following:
  Service costs for benefits earned...........................................................   $ 4,054    $ 2,662    $ 2,079
  Interest accrued on projected benefit obligation............................................    16,299      7,532      3,089
  Actual return on plan assets................................................................   (15,556)    (6,691)    (2,558)
  Net amortization and deferral...............................................................       878       (200)      (304)
                                                                                                 -------    -------    -------
     Net periodic pension cost................................................................   $ 5,675    $ 3,303    $ 2,306
                                                                                                 -------    -------    -------
                                                                                                 -------    -------    -------

     In determining the projected benefit obligation in fiscal 1997 and 1996, the weighted average assumed discount rate was 8% and 7.75%, respectively, while the assumed rate of increase in future compensation was 5% in fiscal 1997 and 5% to 6% in fiscal 1996. The weighted average expected long-term rate of return on plan assets was 9% in fiscal 1997 and 1996.

     The Company provides health care and life insurance benefits for certain retired employees. These plans are unfunded and generally pay covered costs reduced by retiree premium contributions, co-payments and deductibles. The Company retains the right to modify or eliminate these benefits.

     The status of the Company's plans are as follows:

                                                                                                 APRIL 27,  APRIL 28,
                                                                                                   1997       1996
                                                                                                  -------    -------
                                                                                                    (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees and dependents......................................................................   $ 8,226    $ 8,996
  Active plan participants.....................................................................     1,404      1,300
                                                                                                  -------    -------
  Total accumulated postretirement benefit obligation..........................................     9,630     10,296
  Unrecognized net gain........................................................................       651          -
                                                                                                  -------    -------
Accrued postretirement benefit cost............................................................   $10,281    $10,296
                                                                                                  -------    -------
                                                                                                  -------    -------

     In determining the accumulated postretirement benefit obligation in fiscal 1997 and 1996, the weighted average assumed discount rate was 8% and 7.75%, respectively. The assumed annual rate of increase in per capita cost of covered health care benefits is 7.5% for fiscal 1997, 6.5% for fiscal 1998 and 5.5% thereafter.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

     The total cost of postretirement benefits was $1,072,000, $673,000 and $406,000 in fiscal 1997, 1996 and 1995, respectively.

NOTE 9 -- LEASE OBLIGATIONS AND COMMITMENTS

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

     The Company has agreements, expiring in fiscal 2004 and 2008, to use two cold storage warehouses owned by a partnership, 50% of which is owned by the Company. The Company has agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees of $3,600,000. In fiscal 1997, 1996 and 1995, the Company paid $5,372,000,
$4,641,000 and $5,986,000, respectively, in fees for use of the facilities. As of April 27, 1997 and April 28, 1996, the Company had investments of $1,137,000 and $1,067,000, respectively, in the partnership which are accounted for using the equity method.

     Minimum rental commitments under all noncancelable operating leases and maintenance agreements are as follows:

                                                                                    (IN THOUSANDS)
                                                                                    --------------
Fiscal year
1998.............................................................................      $ 19,083
1999.............................................................................        16,995
2000.............................................................................        14,938
2001.............................................................................        12,970
2002.............................................................................        17,023
Thereafter.......................................................................        24,239
                                                                                    --------------
                                                                                       $105,248
                                                                                    --------------
                                                                                    --------------

     Rental expense was $24,270,000 in fiscal 1997, $17,664,000 in fiscal 1996 and $15,025,000 in fiscal 1995. Rental expense in fiscal 1997, 1996 and 1995 included $3,593,000, $3,389,000 and $2,681,000 of contingent maintenance fees, respectively.

     The Company has a sale and leaseback arrangement for certain hog production facilities at Brown's. The arrangement provides for an early termination at predetermined amounts after 10 years.

     Property, plant, and equipment under capital leases as of April 27, 1997 consists of land of $2,659,000, buildings and improvements of $7,017,000 and machinery and equipment of $6,701,000, less accumulated depreciation of $5,361,000.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

     Future minimum lease payments for assets under capital leases and the present value of the net minimum lease payments are as follows:

                                                                                    (IN THOUSANDS)
                                                                                    --------------
Fiscal year
1998.............................................................................      $  3,876
1999.............................................................................         3,991
2000.............................................................................         4,046
2001.............................................................................         3,672
2002.............................................................................         3,190
Thereafter.......................................................................        12,793
                                                                                    --------------
                                                                                         31,568
Less amounts representing interest...............................................        (8,888)
                                                                                    --------------
Present value of net minimum obligations.........................................        22,680
Less current portion.............................................................        (1,851)
                                                                                    --------------
Long-term capital lease obligations..............................................      $ 20,829
                                                                                    --------------
                                                                                    --------------

     As of April 27, 1997, the Company had outstanding commitments for construction of hog production facilities and plant expansion projects of approximately $20,964,000.

NOTE 10 -- RELATED PARTY TRANSACTIONS

     A director of the Company is the chairman and chief executive officer and a director of Murphy Family Farms, Inc. ("MFF"). The Company has a long-term agreement to purchase hogs from MFF at prices, which in the opinion of management, are equivalent to market. Pursuant to this agreement with MFF, the Company purchased $433,861,000, $330,033,000 and $232,130,000 of hogs in fiscal
1997, 1996 and 1995, respectively.

     A director of the Company is the chairman, president and chief executive officer and a director of Prestage Farms, Inc. ("PFI"). The Company has a long-term agreement to purchase hogs from PFI at prices, which in the opinion of management, are equivalent to market. Pursuant to this agreement with PFI, the Company purchased $182,576,000, $129,577,000 and $79,292,000 of hogs in fiscal
1997, 1996 and 1995, respectively.

     A director of the Company is a director and owns 50% of the voting stock of Maxwell Foods, Inc. ("MFI"). The Company has a long-term agreement to purchase hogs from MFI at prices, which in the opinion of management, are equivalent to market. Pursuant to this agreement with MFI, the Company purchased $109,470,000, $76,448,000 and $7,784,000 of hogs in fiscal 1997, 1996 and 1995, respectively.

     In fiscal 1997, 1996 and 1995, the Company purchased raw materials totaling $12,772,000, $10,069,000 and $7,535,000, respectively, from a company which is
48% owned by the chairman and chief executive officer's children. In the opinion of management, these purchases are made at prices which are equivalent to market.

     The Company is engaged in hog production arrangements with several related parties. See Note 3 for additional information regarding these arrangements.

NOTE 11 -- DISCONTINUED OPERATIONS

     In fiscal 1996, the Company completed the disposition of the assets and business of Ed Kelly, Inc., its former retail electronics subsidiary, which is reported separately as discontinued operations in the consolidated statements of income. A loss from discontinued operations of $3,900,000 and $4,100,000 is reflected in fiscal 1996 and 1995, respectively.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 12 -- REGULATION AND LITIGATION

     Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency ("EPA") and corresponding state agencies such as the Virginia State Water Control Board ("VSWCB"), the Virginia Department of Environmental Quality ("VDEQ"), the United States Department of Agriculture and the Occupational Safety and Health Administration. Management believes that the Company complies with all such laws and regulations in all material respects, except as set forth immediately below.

     The wastewater discharge permit for Smithfield Packing's and Gwaltney's plants in Smithfield, Virginia, which was last reissued in 1992, imposed more stringent effluent limitations on phosphorus and two species of nitrogen (ammonia and total Keldjahl nitrogen) than the wastewater treatment facilities at those plants were designed to meet or can meet. To achieve compliance, the Company agreed in 1991 to discontinue its wastewater discharges into the Pagan River and connect its wastewater treatment facilities to the regional sewage collection and treatment system operated by the Hampton Roads Sanitation District ("HRSD"), when available. This agreement was embodied in a consent order issued by the VSWCB in 1991 (the "1991 Order"). The entry of the 1991 Order followed several years of extensive negotiations and litigation, including an application for a variance from the phosphorus limitations, and preceded the reissuance of the wastewater discharge permit in 1992. The 1991 Order excused the Company from compliance with the permit's phosphorus effluent limitations and allowed the Company to operate under less stringent limitations on total Keldjahl nitrogen than the permit would otherwise require, pending connection of the two wastewater treatment facilities to the HRSD system. Another VSWCB consent order (the "1994 Order") excused the Company from compliance with certain other permit terms pending connection to the HRSD system.

     The Company connected its Gwaltney wastewater treatment facilities to the HRSD system in June 1996 and is connecting its Smithfield Packing facilities to that system in July 1997. The HRSD system was not available for the Company's use prior to these dates. The Company has made more than $2,700,000 in capital expenditures to upgrade its existing wastewater treatment facilities (and must continue to operate these facilities) to produce a wastewater that is suitable for treatment by the HRSD system. In addition to these continuing operational costs, the Company expects to pay HRSD sewer use charges in excess of $1,500,000 per year. The Company will account for these wastewater treatment costs as current period charges in the years in which such costs are incurred.

     Prior to connecting to the HRSD system, the Smithfield Packing and Gwaltney plants were operated under the 1991 Order and the 1994 Order. During a period from May 1994 to January 1995, the two plants had a number of violations of the permit and the consent orders. Although the Company corrected the conditions that caused these violations, the Company continued to experience intermittent exceedances and permit compliance problems at its Gwaltney and Smithfield Packing plants prior to connecting to the HRSD system.

     The Company regularly conducts tests of its wastewater discharges to assure compliance with the provisions of its wastewater discharge permits. Federal and state laws require that records of tests be maintained for three years. Failure to maintain these records may result in the imposition of civil penalties, and criminal sanctions may be imposed in the event of false reporting or destruction of records. In the course of a VSWCB inspection of the Smithfield Packing and Gwaltney plants in July 1994, it was discovered that records of certain tests conducted by the Company from 1991 through early 1994 could not be located. The employee responsible for the supervision of the tests and maintenance of the test records was replaced. The U.S. Department of Justice ("DOJ"), EPA and the Federal Bureau of Investigation undertook an investigation of possible criminal charges of false reporting and destruction of records. The Company cooperated fully with this federal investigation. On October 22, 1996, the former employee entered a guilty plea and was convicted in the United States District Court for the Eastern District of Virginia on 23 violations of the federal Clean Water Act, including making false reports. Eight of these violations related to his duties as the Company's employee at its Smithfield Packing and Gwaltney plants, while 15 violations were committed in connection with the former employee's outside consulting business activities for public and private entities unrelated to the Company. Neither the Company nor any of its other present or former employees has been charged with any criminal violation arising from this investigation.

     On August 30, 1996, VDEQ filed a civil suit against the Company in the Circuit Court of the County of Isle of Wight, Virginia, concerning permit exceedances at the Company's Smithfield Packing and Gwaltney plants. This suit, which was

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
filed under the Virginia State Water Control Law, concerns all permit violations, including record-keeping violations, from 1986 to date that were not excused by the 1991 Order and the 1994 Order, as well as several violations of effluent limitations that were prescribed by such orders. Each violation is subject to a maximum penalty of $25,000. In March 1997, the Virginia Attorney General filed a bill of particulars specifying approximately 23,000 alleged violations, the vast majority of which concern the requirement to conduct certain tests of chlorine levels at each plant on each hour of each day. The case was initially brought to trial in state court on July 7, 1997. The VDEQ contended that the Company received an economic benefit of $4,000,000, and should pay civil penalties in that amount plus $2,000,000 for the violations. On July 9, 1997, the VDEQ withdrew its suit against the Company, but stated its intention to refile the suit at a later time. The Company intends to defend the suit vigorously, and expects to prove that essentially no economic benefit accrued to the Company and no environmental damage occurred as a result of the violations.

     On December 16, 1996, the DOJ, on behalf of the EPA, filed a civil suit against the Company, Gwaltney and Smithfield Packing under the federal Clean Water Act in the United States District Court for the Eastern District of Virginia in Norfolk, Virginia. This action seeks to recover civil penalties against the Company for approximately 5,500 alleged federal Clean Water Act violations at the Company's Smithfield Packing and Gwaltney plants in Smithfield, Virginia. Each violation is subject to a civil penalty not to exceed $25,000. The vast majority of the alleged violations concern permit exceedances during the last five years that were expressly excused by the 1991 Order and the 1994 Order. The remaining alleged violations duplicate the VDEQ's allegations. The Commonwealth of Virginia, acting through the VSWCB, which has primary enforcement responsibility in the Clean Water Act's cooperative federal-State permitting scheme, advised federal authorities of the 1991 Order and the 1994 Order when issued. Not-withstanding this, in its suit, the EPA asserted that the State-issued administrative consent orders do not bar a federal action seeking relief for permit violations.

     In an opinion dated May 30, 1997, the District Court granted the EPA's motion for summary judgment in part on liability issues, holding that the 1991 Order and the 1994 Order did not excuse the alleged permit violations and that the federal action was not otherwise precluded or barred by estoppel. In the suit by the Commonwealth of Virginia discussed above, however, the Circuit Court of the County of Isle of Wight, Virginia, based upon a cross claim filed by the Company, issued a judicial decree reforming the Company's permit and setting the compliance deadlines consistent with the Company's connection deadlines to the HRSD system. This matter has been set for trial on July 21, 1997, on the liability issues and on the issue of appropriate civil penalties. In determining the civil penalties to be assessed, the federal Clean Water Act requires that the District Court consider the seriousness of the violations, the economic benefit (if any) resulting from the violations, any history of such violations, any good-faith efforts to comply with the applicable requirements, the economic impact of the penalties on the Company, and such other matters as justice may require. The Company intends to defend the suit vigorously.

     The EPA is expected to contend that the Company should have spent approximately $10,000,000 in 1990 to comply with the phosphorus permit limitation in addition to connecting its facilities to the HRSD system when available. The EPA is expected to seek civil penalties which include this claimed economic benefit plus an additional gravity-based amount for the permit violations. The Company expects to prove that no economic benefit accrued to the Company and that no environmental damage occurred as a result of the violations. The Company will also show that it has acted in good faith and has complied with the VSWCB's consent order requirements, at great expense, to connect to the HRSD system and discontinue its discharges into the Pagan River.

     Based on its knowledge, as summarized above, of the facts and circumstances surrounding the alleged violations in these suits, the Company believes that the ultimate resolution of the suits will not have a material adverse effect on the Company's financial position or annual results of operations.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 13 -- QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                                               FIRST       SECOND       THIRD        FOURTH
                                                                              --------    --------    ----------    --------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Sales......................................................................   $892,870    $969,226    $1,080,979    $927,536
  Gross profit.............................................................     58,762      73,577        88,704      99,895
Net income.................................................................        746       9,017        15,734      19,440
Net income per common share................................................        .02         .46           .82        1.01

1996
Sales......................................................................   $367,328    $455,799    $  687,000    $873,766
  Gross profit.............................................................     21,023      35,412        56,319      67,513
Income (loss) from continuing operations...................................     (2,594)      4,615        10,787       6,978
Discontinued operations....................................................     (1,800)          -        (2,100)          -
Net income (loss)..........................................................     (4,394)      4,615         8,687       6,978
Income (loss) per common share:
  Continuing operations....................................................   $   (.16)   $    .26    $      .58    $    .35
  Discontinued operations..................................................       (.11)          -          (.12)          -
  Net income (loss)........................................................       (.27)        .26           .46         .35

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


TO THE STOCKHOLDERS OF SMITHFIELD FOODS, INC.

We have audited in accordance with generally accepted auditing standards the financial statements included in the Form 10-K Annual Report of Smithfield Foods, Inc. for the fiscal year ended April 27, 1997, and have issued our report thereon dated June 6, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on the Index to Financial Statements and Financial Schedule filed as a part of the Company's Form 10-K Annual Report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP

Richmond, Virginia
June 6, 1997







                                    - F-22 -

          SCHEDULE I  -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             SMITHFIELD FOODS, INC.
                         PARENT COMPANY BALANCE SHEETS

                    As of April 27, 1997 and April 28, 1996


                                                                              APRIL 27,          APRIL 28,
                                 ASSETS                                         1997               1996
--------------------------------------------------------------------     ----------------------------------------
(in thousands)

Current assets:
   Cash                                                                          $     38          $    563
   Accounts receivable                                                              3,675             2,346
   Receivables from related parties                                                 1,414             9,150
   Deferred income taxes                                                           33,901             6,857
   Other                                                                            5,137             1,770
                                                                         ----------------------------------------
      Total current assets                                                         44,165            20,686
                                                                         ----------------------------------------

Investments in and net advances to subsidiaries,
   at cost plus equity in undistributed earnings                                  444,149           303,642
                                                                         ----------------------------------------

Other assets:
   Investments in partnerships                                                     41,753            28,402
   Property, plant and equipment, net                                               9,838             8,612
   Other                                                                           16,476            15,071
                                                                         ----------------------------------------
      Total other assets                                                           68,067            52,085
                                                                         ----------------------------------------

                                                                                 $556,381          $376,413
                                                                         ========================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------


Current liabilities:
   Note payable                                                                  $  2,500          $  3,000
   Current portion of long-term debt                                                4,263             3,304
   Accounts payable                                                                 5,167             1,325
   Accrued expenses                                                                28,617            16,763
   Income taxes payable                                                             1,789               229
                                                                         ----------------------------------------
      Total current liabilities                                                    42,336            24,621
                                                                         ----------------------------------------

Long-term debt                                                                    192,384            64,836
                                                                         ----------------------------------------

Deferred income taxes and other noncurrent liabilities                             14,175            24,439
                                                                         ----------------------------------------

Redeemable preferred stock                                                              -            20,000
                                                                         ----------------------------------------

Stockholders' equity                                                              307,486           242,517
                                                                         ----------------------------------------

                                                                                 $556,381          $376,413
                                                                         ========================================

      The accompanying notes are an integral part of these balance sheets

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             SMITHFIELD FOODS, INC.
                    PARENT COMPANY STATEMENTS OF OPERATIONS


                                                            52 WEEKS         52 WEEKS         52 WEEKS
                                                             ENDED            ENDED            ENDED
                                                           APRIL 27,        APRIL 28,        APRIL 30,
                                                              1997             1996             1995
                                                        ---------------------------------------------------------
(in thousands)

Sales                                                        $      -          $     -          $     -
Cost of sales                                                   1,820           (2,540)           (1,368)
                                                        ---------------------------------------------------------
Gross profit                                                   (1,820)           2,540            1,368

General and administrative expenses,
   net of allocation to subsidiaries                           10,911            5,780            2,680
Depreciation expense                                              903              892              496
Interest expense                                               16,434            2,556            2,596
                                                        -------------------------------------------------------

Loss before income taxes and equity
   in earnings of subsidiaries                                (30,068)          (6,688)          (4,404)
Income tax benefit                                            (12,562)          (2,400)          (1,003)
                                                        --------------------------------------------------------

Loss before equity in earnings
   of subsidiaries                                            (17,506)          (4,288)          (3,401)

Equity in earnings of subsidiaries                             62,443           20,174           31,241
                                                        --------------------------------------------------------

   Net income                                                $ 44,937          $15,886          $27,840
                                                        =======================================================


        The accompanying notes are an integral part of these statements

          SCHEDULE I  -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             SMITHFIELD FOODS, INC.
                    PARENT COMPANY STATEMENTS OF CASH FLOWS


                                                              52 WEEKS           52 WEEKS           52 WEEKS
                                                                ENDED              ENDED              ENDED
                                                              APRIL 27,          APRIL 28,          APRIL 30,
                                                                1997               1996               1995
                                                        --------------------------------------------------------------
(in thousands)

Cash flows from operating activities:
   Net income                                                   $ 44,937           $ 15,886           $ 27,840
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                             1,040              1,162                619
         Gain on sale of property and equipment                   (2,328)                (1)                (5)
         Change in deferred income taxes and
            other noncurrent liabilities                         (37,308)             5,343              6,748
         Increase in accounts receivable                          (1,329)            (2,171)               (55)
         Decrease (increase) in receivables from
            related parties                                           45              6,615             (9,431)
         (Increase) decrease in other current
            assets                                                (3,367)            (1,318)                65
         Increase in accounts payable and
            accrued expenses                                      15,696                260                546
         (Increase) decrease in refundable
            income taxes                                              -               3,458             (3,458)
         Increase (decrease) in income taxes
            payable                                                1,560                229             (3,154)
         Increase in other assets                                 (1,541)            (4,778)            (8,558)
                                                        --------------------------------------------------------------
      Net cash provided by operating activities                   17,405             24,685             11,157
                                                        --------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                           (3,226)            (2,987)            (4,534)
   Proceeds from sale of property, plant
      and equipment                                                3,424                 38                  7
   Increase in investments in and advances
      to subsidiaries, net of common stock
      issued to acquire John Morrell & Co.                       (80,800)           (36,649)           (49,669)
   Investment in partnerships                                     (5,660)            (2,376)            (4,123)
                                                        --------------------------------------------------------------
      Net cash used in investing activities                      (86,262)           (41,974)           (58,319)
                                                        ------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of short-term debt                        (500)               500              2,500
   Proceeds from issuance of long-term debt                      140,000                 -              50,000
   Principal payments on long-term debt                          (71,200)            (2,420)            (6,738)
   Exercise of options                                             1,270                767              1,901
   Issuance of preferred stock                                        -              20,000                 -
   Preferred dividends                                            (1,238)            (1,152)              (675)
                                                        --------------------------------------------------------------
      Net cash provided by financing activities                   68,332             17,695             46,988
                                                        --------------------------------------------------------------

Net (decrease) increase in cash                                     (525)               406               (174)
Cash at beginning of year                                            563                157                331
                                                        ------------------------------------------------------------
Cash at end of year                                             $     38           $    563           $    157
                                                        ============================================================


        The accompanying notes are an integral part of these statements

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             SMITHFIELD FOODS, INC.
                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

                       April 27, 1997 and April 28, 1996


1. The Notes to Parent Company Financial Statements should be read in conjunction with the Notes to Registrant's Consolidated Financial Statements included herein.

2.   Restricted assets of Registrant:

     Existing loan covenants contain provisions which limit the amount of funds available for transfer from the subsidiaries to Smithfield Foods, Inc. without the consent of certain lenders.

3.   Accrued expenses as of April 27, 1997 and April 28, 1996 are as follows:

                    (In thousands)                  1997             1996
                    --------------                  ----             ----
     Self-insurance reserves                      $14,151           $ 8,784
     Payroll and related benefits                   6,465             5,696
     Interest expense                               4,162               402
     Other                                          3,839             1,881
                                                  -------           -------
                                                  $28,617           $16,763
                                                  =======           =======

4.  Long-Term Debt:

     In fiscal 1997, the Registrant privately placed $140,000,000 of senior secured notes. The proceeds of the financing were used to repay $65,200,000 of long-term bank debt and for investments in and advances to subsidiaries. In conjunction with the placement of these notes, the Registrant refinanced $59,707,000 of existing long-term debt previously recorded by its subsidiaries. The result of the refinancing was to transfer debt to the parent and revise maturity dates and repayment schedules for the refinanced debt. No additional proceeds resulted from this refinancing.

     As of April 27, 1997, the Registrant is guaranteeing $20,173,000 of capital lease obligations of its subsidiaries and lines of credit aggregating $300,000,000 of which $150,000,000 is outstanding.

     Scheduled maturities of the Registrant's long-term debt consists of the following:


                     Fiscal Year                        (In thousands)
                     -----------                           ---------
                        1998                               $  4,263
                        1999                                  3,981
                        2000                                  3,083
                        2001                                  3,083
                        2002                                  3,083
                     Thereafter                             179,154
                                                           ---------
                                                           $196,647
                                                           =========

5. The amount of dividends received from subsidiaries in fiscal 1997 and 1996 was $65,316,000 and $5,000,000, respectively.

6. In fiscal 1997, all of the Series C 6.75% cumulative convertible redeemable preferred stock, totaling $20,000,000, was converted into the Registrant's common stock.

7.   Supplemental disclosures of cash flow information (in thousands):


                                                         1997            1996             1995
                                                         ----            ----             ----
    Interest paid, net of amount capitalized            $11,106        $ 1,807          $ 2,403
                                                        =======        =======          =======

    Income taxes                                        $15,043        $ 1,685          $16,254
                                                        =======        =======          =======

    Noncash investing and financing activities:

       Refinancing of long-term debt                    $59,707        $     -          $     -
                                                        =======        =======          =======

       Conversion of preferred stock to
          common stock                                  $20,000        $10,000          $     -
                                                        =======        =======          =======

       Common stock issued for acquisition              $     -        $33,000          $     -
                                                        =======        =======          =======

       Conversion of receivables from related
          parties to investments in partnerships        $ 7,691        $     -          $12,500
                                                        =======        =======          =======
