Form 10-Q
period 1997-07-27
SMITHFIELD FOODS INC
filed 1997-09-05
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 27, 1997

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to             .



                         COMMISSION FILE NUMBER 0-2258


                             SMITHFIELD FOODS, INC.
                         999 Waterside Drive, Suite 900
                            Norfolk, Virginia 23510

                                 (757) 365-3000


       Virginia                                             52-0845861
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



                                                              Shares outstanding
       Class                                                at September 5, 1997
- -------------------                                         --------------------
Common Stock, $.50                                                    18,763,681
par value per share




                                      1-12

                             SMITHFIELD FOODS, INC.

                                    CONTENTS



PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----
   Item 1.  Financial Statements.

      Consolidated Balance Sheets - July 27, 1997 and
         April 27, 1997                                                    3-4

      Consolidated Statements of Operations - 13 Weeks Ended
         July 27, 1997 and July 28, 1996                                     5

      Consolidated Statements of Cash Flows - 13 Weeks Ended
         July 27, 1997 and July 28, 1996                                     6

      Notes to Consolidated Financial Statements                             7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                        8-9


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.                                               9

   Item 4.  Submission of Matters to a Vote of Security Holders.         10-11

   Item 6.  Exhibits and Reports on Form 8-K.                               11


                                      2-12

                        PART I.  FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                    July 27,        April 27,
(In thousands)                                        1997             1997
- --------------                                     ---------        ---------
ASSETS                                             (Unaudited)

Current assets:
   Cash                                            $   26,439       $  25,791
   Accounts receivable less allowances
      of $1,692 and $1,499                            182,142         166,094
   Inventories                                        272,596         253,276
   Prepaid expenses and other current assets           47,276          43,217
                                                   ----------       ---------
      Total current assets                            528,453         488,378
                                                   ----------       ---------

Property, plant and equipment                         634,065         614,393
   Less accumulated depreciation                     (196,404)       (187,518)
                                                   ----------       ---------
      Net property, plant and equipment               437,661         426,875
                                                   ----------       ---------

Other assets:
   Investments in partnerships                         51,314          44,582
   Other                                               40,296          35,419
                                                   ----------       ---------
      Total other assets                               91,610          80,001
                                                   ----------       ---------

                                                   $1,057,724       $ 995,254
                                                   ==========       =========





          See accompanying notes to consolidated financial statements.




                                      3-12

                             SMITHFIELD FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                   July 27,        April 27,
(In thousands)                                      1997             1997
- --------------                                  -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY              (Unaudited)

Current liabilities:
   Notes payable                                  $        -        $ 77,500
   Current portion of long-term debt
      and capital lease obligations                    9,547           7,800
   Accounts payable                                  128,298         132,268
   Accrued expenses and other current
      liabilities                                    117,655         106,498
                                                  ----------        --------
         Total current liabilities                   255,500         324,066
                                                  ----------        --------

Long-term debt and capital lease
   obligations                                       425,959         288,486
                                                  ----------        --------

Other noncurrent liabilities:
   Pension and postretirement benefits                52,870          55,320
   Other                                              22,367          19,896
                                                  ----------        --------
         Total other noncurrent liabilities           75,237          75,216
                                                    --------        --------

Stockholders' equity:
   Preferred stock, $1.00 par value,
      1,000,000 authorized shares                          -               -
   Common stock, $.50 par value,
      25,000,000 authorized shares;
      19,200,681 and 19,196,681 issued                 9,600           9,598
   Additional paid-in capital                        113,742         113,661
   Retained earnings                                 185,329         191,870
   Treasury stock, at cost, 437,000 shares            (7,643)         (7,643)
                                                  ----------        --------
         Total stockholders' equity                  301,028         307,486
                                                  ----------        --------

                                                  $1,057,724        $995,254
                                                  ==========        ========



          See accompanying notes to consolidated financial statements.






                                      4-12

                             SMITHFIELD FOODS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    13 Weeks       13 Weeks
                                                     Ended           Ended
(In thousands, except per share data)            July 27, 1997   July 28, 1996
- -------------------------------------            -------------   -------------

Sales                                              $914,963         $892,870
Cost of sales                                       839,779          834,108
                                                   --------         --------
Gross profit                                         75,184           58,762

Selling, general and administrative expenses         49,192           42,856
Depreciation expense                                  9,715            8,755
Interest expense                                      7,367            5,990
Nonrecurring charge                                  12,600                -
                                                   --------         --------

Income (loss) before income taxes                    (3,690)           1,161

Income taxes                                          2,851              415
                                                   --------         --------

Net income (loss)                                  $ (6,541)        $    746
                                                   ========         ========

Net income (loss) available to common
   stockholders                                    $ (6,541)        $    408
                                                   ========         ========

Net income (loss) per common share                 $   (.33)        $    .02
                                                   ========         ========

Average common shares outstanding                    19,792           18,604
                                                   ========         ========



          See accompanying notes to consolidated financial statements.



                                      5-12

                             SMITHFIELD FOODS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            13 Weeks          13 Weeks
                                                              Ended             Ended
(In thousands)                                           July 27, 1997      July 28, 1996
- --------------                                           -------------      -------------
Cash flows from operating activities:
   Net income (loss)                                      $ (6,541)           $    746
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                      10,471               9,528
         Increase in accounts receivable                   (13,080)            (23,892)
         Increase in inventories                           (13,250)            (12,680)
         Increase in prepaid expenses
            and other current assets                        (2,579)             (6,582)
         Decrease (increase) in other assets                 1,565              (1,174)
         (Decrease) increase in other liabilities           (2,057)              7,902
         (Gain) loss on sale of property, plant
            and equipment                                     (460)                  4
                                                          --------            --------
   Net cash used in operating activities                   (25,931)            (26,148)
                                                          --------            --------

Cash flows from investing activities:
   Capital expenditures                                    (18,518)           (17,076)
   Business acquisition, net of cash                       (10,123)                 -
   Proceeds from sale of property, plant
      and equipment                                            148                  -
   Investments in partnerships                              (6,731)            (7,890)
   Other                                                         -                (30)
                                                          --------           --------
      Net cash used in investing activities                (35,224)           (24,996)
                                                          --------           --------

Cash flows from financing activities:
   Net repayments on notes payable                         (75,000)           (32,363)
   Proceeds from issuance of long-term debt                      -            146,250
   Proceeds from long-term credit facility                 215,000                  -
   Principal repayments on long-term debt
      and capital lease obligations                        (78,280)           (68,272)
   Dividends on preferred stock                                  -               (338)
   Exercise of common stock options                             83                  -
                                                          --------           --------
      Net cash provided by financing activities             61,803             45,277
                                                          --------           --------

Net increase (decrease) in cash                                648             (5,867)
Cash at beginning of period                                 25,791             28,529
                                                          --------           --------
Cash at end of period                                     $ 26,439           $ 22,662
                                                          ========           ========

Supplemental disclosures of cash flow information:
   Cash payments during period:
      Interest paid (net of amount capitalized)           $  7,298           $  5,386
                                                          ========           ========
      Income taxes paid, net                              $  1,409           $  2,744
                                                          ========           ========


          See accompanying notes to consolidated financial statements.

                                      6-12

                             SMITHFIELD FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) These statements should be read in conjunction with the Consolidated Financial Statements and related notes which are included in the Registrant's Annual Report for the fiscal year ended April 27, 1997.

(2) The interim financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position and the results of operations for the periods included in this report.

(3)  Inventories consist of the following:

                                       July 27,       April 27,
     (In thousands)                      1997           1997
     --------------                  -----------      ---------

     Fresh and processed meats        $196,659        $183,480
     Hogs on farms                      49,235          44,563
     Manufacturing supplies             16,838          15,732
     Other                               9,864           9,501
                                       -------        --------
                                      $272,596        $253,276
                                      ========        ========

(4) On August 8, 1997, the U.S. District Court for the Eastern District of Virginia imposed $12.6 million in civil penalties against the Registrant in a civil action brought by the U.S. Environmental Protection Agency. This amount is reflected as a nonrecurring charge in the current period. The Registrant will appeal the Court's judgment to the U.S. Court of Appeals for the Fourth Circuit.

(5) On July 15, 1997, the Registrant entered into loan agreements providing for $350 million of senior secured revolving credit facilities with a bank group which replaced its existing $300 million credit facilities. The new facilities consist of a 5-year $300 million revolving credit facility and a 364-day $50 million revolving credit facility. As of July 27, 1997, all borrowings were under the long-term facility and are reflected as long-term debt in the consolidated balance sheets.

(6) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for the third quarter of fiscal 1998. The Registrant expects the adoption of this statement will not materially impact computed results or comparative presentation of net income per common share.


                                      7-12

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

13 Weeks Ended July 27, 1997 -
13 Weeks Ended July 28, 1996
- ----------------------------

In November 1996, the Registrant acquired the assets and business of the Lykes Meat Group, Inc. ("Lykes") from Lykes Bros. Inc. In February 1997, as a result of a shortage of market hogs and excess industry slaughter capacity, the Registrant temporarily shut down the second shift at its Sioux City, Iowa plant. Accordingly, the impact of these two events are reflected in sales, cost of sales, gross profit, selling, general and administrative expenses, depreciation expense and interest expense in the first quarter of fiscal 1998.

     Sales in the first quarter of fiscal 1998 increased $22.1 million, or 2.5%, from the same quarter a year ago. The increase in sales reflected an 18.5% increase in processed meats tonnage offset by a 4.3% decrease in fresh pork tonnage.

     Cost of sales increased $5.7 million, or 0.7%, in the first quarter of fiscal 1998.

     Gross profit in the first quarter of fiscal 1998 increased $16.4 million, or 27.9%. The increase in gross profit reflected improved margins on higher sales tonnage of processed meats which were somewhat offset by lower margins on lower sales tonnage of fresh pork compared to the first quarter of fiscal 1997. Gross profit also benefited from a reduction in cost of sales related to profits at the Registrant's hog production group totaling $10.4 million in the first quarter of fiscal 1998 compared to $6.5 million in the same quarter a year ago.

     Selling, general and administrative expenses increased $6.3 million, or 14.8%, in the first quarter of fiscal 1998. The increase was primarily due to the inclusion of the operations of Lykes and higher selling and marketing costs associated with the increase in processed meats tonnage.

     Depreciation expense increased $1.0 million, or 11.0%, in the first quarter of fiscal 1998 from the same quarter a year ago. The increase was related to the inclusion of the operations of Lykes and completed capital projects at the Bladen County, North Carolina plant.

     Interest expense increased $1.4 million, or 23.0%, in the first quarter of fiscal 1998, reflecting borrowings to finance the acquisition of Lykes and increased carrying costs on higher levels of inventories and accounts receivable.

     The nonrecurring charge reflects the imposition of $12.6 million in civil penalties against the Registrant by the U.S. District Court for the Eastern District of Virginia in a civil action brought by the U.S. Environmental Protection Agency. The Registrant will appeal the Court's judgment to the U.S. Court of Appeals for the Fourth Circuit.

     The effective income tax rate for the first quarter of fiscal 1998, excluding the nonrecurring charge, decreased to 32.0% from 35.7% in the corresponding period a year ago, reflecting a lower tax rate on foreign sales and tax benefits related to certain insurance contracts.

                                      8-12

     Excluding the nonrecurring charge, net income was $6.1 million, or $.31 per share for the first quarter of fiscal 1998. Including the nonrecurring charge, the net loss in the first quarter of fiscal 1998 was $6.5 million compared to net income of $0.7 million in the same quarter of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

In the first quarter of fiscal 1998, the Registrant's cash used in operations was $25.9 million, largely used to finance an increase in the level of accounts receivable and inventories.

     The Registrant expended $18.5 million in the first quarter of fiscal 1998 on capital projects, primarily for hog production facilities at Brown's of Carolina, Inc. and for plant renovation and expansion projects at certain of its processing plants. In June 1997, the Registrant acquired substantially all of the assets and business of Curly's Foods, Inc. ("Curly's") for $10.8 million in cash plus $7.6 million of assumed liabilities.

     The cash used in operations, the capital expenditures, and the acquisition of Curly's were funded with net borrowings under the Registrant's bank credit facilities. On July 15, 1997, the Registrant privately entered into loan agreements providing for $350 million of senior secured revolving credit facilities with a bank group which replaced credit facilities totaling $300 million. The new facilities consist of a 5-year $300 million revolving credit facility and a 364-day $50 million revolving credit facility. This refinancing resulted in the repayment of borrowings under the old credit facilities with proceeds from the new 5-year revolving credit facility. All borrowings outstanding at July 27, 1997 were borrowed under the 5-year credit facility and are reflected as long-term on the accompanying consolidated balance sheets.

     As of July 27, 1997, the Registrant had definitive commitments of $30.1 million for capital expenditures for the remainder of fiscal 1998, related primarily to plant renovations and expansion projects at certain of its processing facilities.



                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the disclosure appearing in Part I, Item 1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 27, 1997, under the caption "BUSINESS - Regulation."

     As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1997, the U.S. District Court for the Eastern District of Virginia, on August 8, 1997, imposed $12.6 million in civil penalties on the Registrant and two of its operating subsidiaries, The Smithfield Packing Company, Incorporated ("Smithfield Packing") and Gwaltney of Smithfield, Ltd. ("Gwaltney"), in a case brought by the U.S. Environmental Protection Agency for violations of the federal Clean Water Act at Smithfield Packing's and Gwaltney's plants in Isle of Wight County, Virginia. As discussed in previous filings, most of the violations for which the Court imposed the civil penalties were based upon permit exceedences by Smithfield Packing and Gwaltney which the Registrant asserts were expressly excused for both state and federal purposes by an administrative consent order issued in 1991 by the Virginia State Water Control Board. The Registrant will appeal the Court's decision promptly to the U.S. Court of Appeals for the Fourth Circuit in Richmond, Virginia.

                                      9-12

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) Annual Meeting of Stockholders held August 28, 1997.

         (b) Not applicable.

         (c) There were 18,763,681 shares of Registrant's Common Stock outstanding as of July 11, 1997, the record date for the 1997 Annual Meeting of Stockholders. A total of 17,185,847 shares were voted. All of management's nominees for directors of the corporation were elected with the following vote:

                                                     Votes          Broker
   Director Nominee             Votes For          Withheld        Non-Votes
   ----------------             ---------          --------        ---------

   Robert L. Burrus, Jr.       16,621,617           564,230                0
   F. J. Faison, Jr.           16,997,247           188,600                0
   Joel W. Greenberg           16,995,257           190,590                0
   Cecil W. Gwaltney           16,999,585           186,262                0
   George E. Hamilton, Jr.     16,999,735           186,112                0
   Richard J. Holland          16,999,419           186,428                0
   Roger R. Kapella            17,005,649           180,198                0
   Lewis R. Little             17,005,637           180,210                0
   Joseph W. Luter, III        17,002,327           183,520                0
   H. Gordon Maxwell, III      16,688,607           497,240                0
   Wendell H. Murphy           16,999,057           186,790                0
   William H. Prestage         16,998,997           186,850                0
   Joseph B. Sebring           16,691,565           494,282                0
   Aaron D. Trub               16,995,667           190,180                0

         A proposal to approve the 1998 Incentive Bonus Plan applicable to the Registrant's Chief Operating Officer was approved by the stockholders with the following vote:

                                                                 Broker
          Votes For         Votes Against       Abstentions     Non-Votes
          ---------         -------------       -----------     ---------

         15,763,321               508,155            28,136       886,235

         A proposal to approve an amendment to the corporation's certificate of incorporation to increase the number of shares of common stock which the corporation is authorized to issue to 100 million was approved by the stockholders with the following vote:

                                                                  Broker
          Votes For         Votes Against       Abstentions      Non-Votes
          ---------         -------------       -----------      ---------

         12,832,586             4,330,897            22,364              0





                                     10-12

         A proposal to approve an Agreement and Plan of Reincorporation and Merger dated as of July 28, 1997, pursuant to which the Registrant's state of incorporation would change from Delaware to Virginia, was approved by the stockholders with the following vote:

                                                                      Broker
          Votes For         Votes Against         Abstentions        Non-Votes
          ---------         -------------         -----------        ---------

         10,533,229             4,116,092              29,235        2,507,291

         The appointment of Arthur Andersen LLP as independent public accountants to audit and report on the Registrant's financial statements for the fiscal year ending May 3, 1998 was ratified by the stockholders with the following vote:

                                                                      Broker
          Votes For         Votes Against         Abstentions        Non-Votes
          ---------         -------------         -----------        ---------

         17,155,012               20,628            10,207                   0

         (d) Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

            A.  Exhibits

                   Exhibit 11 - Computation of Net Income (Loss) Per Share

                   Exhibit 27 - Financial Data Schedule

            B.  Reports on Form 8-K.

                   The Registrant filed no reports on Form 8-K during the quarter for which this report is filed.




                                     11-12

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




Date:  September 5, 1997



                                     12-12