Form 10-Q
period 1997-10-26
SMITHFIELD FOODS INC
filed 1997-12-09
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 26, 1997

                                       or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934



     For the transition period from...............to.......................

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




                                                              Yes   x     No


                                                            Shares outstanding
    Class                                                  at December 5, 1997
------------------                                         -------------------
Common Stock, $.50                                              37,537,352
par value per share




                             SMITHFIELD FOODS, INC.
                                    CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                    PAGE



   Item 1.  Financial Statements.

    Consolidated Balance Sheets  - October 26, 1997 and April 27, 1997                                             3-4

    Consolidated Statements of Income - 13 Weeks Ended October 26, 1997 and October 27, 1996 and 26 Weeks
       Ended October 26, 1997 and October 27, 1996                                                                  5

    Consolidated Statements of Cash Flows - 26 Weeks Ended October 26, 1997 and October 27, 1996                    6

    Notes to Consolidated Financial Statements                                                                      7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.                 8-10

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.                                                                                    11-12

   Item 6.  Exhibits and Reports on Form 8-K.                                                                      12



                         PART I. FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS



(In thousands)                                                                     October 26, 1997          April 27, 1997
--------------                                                                     ----------------          --------------
ASSETS                                                                                  (Unaudited)


Current assets:
   Cash                                                                                  $   35,453               $  25,791
   Accounts receivable less allowances of $1,661 and $1,499                                 190,604                 166,094
   Inventories                                                                              296,220                 253,276
   Prepaid expenses and other current assets                                                 55,153                  43,217
                                                                                         ----------               ---------
      Total current assets                                                                  577,430                 488,378
                                                                                         ----------               ---------

Property, plant and equipment                                                               664,926                 614,393
   Less accumulated depreciation                                                           (212,954)               (187,518)
                                                                                         ----------               ---------
      Net property, plant and equipment                                                     451,972                 426,875
                                                                                         ----------               ---------
Other assets:
   Investments in partnerships                                                               52,148                  44,582
   Other                                                                                     36,751                  35,419
                                                                                         ----------               ---------
      Total other assets                                                                     88,899                  80,001
                                                                                         ----------               ---------
                                                                                         $1,118,301               $ 995,254
                                                                                         ==========               =========



      The accompanying notes are an integral part of these balance sheets.

                             SMITHFIELD FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS


(In thousands)                                                                     October 26, 1997        April 27, 1997
--------------                                                                     ----------------        --------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 (Unaudited)


Current liabilities:
   Notes payable                                                                         $        -              $ 77,500
   Current portion of long-term debt and capital lease obligations                            9,521                 7,800
   Accounts payable                                                                         182,872               132,268
   Accrued expenses and other current liabilities                                           127,478               106,498
                                                                                         ----------              --------
      Total current liabilities                                                             319,871               324,066
                                                                                         ----------              --------

Long-term debt and capital lease obligations                                                418,762               288,486
                                                                                         ----------              --------

Other noncurrent liabilities:
   Pension and postretirement benefits                                                       47,925                55,320
   Other                                                                                     15,166                19,896
                                                                                         ----------              --------
      Total other noncurrent liabilities                                                     63,091                75,216
                                                                                         ----------              --------

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 authorized shares
   Common stock, $.50 par value, 100,000,000 and 25,000,000
      authorized shares; 37,527,362 and 19,196,681 issued                                    18,764                 9,598
   Additional paid-in capital                                                                96,936               113,661
   Retained earnings                                                                        200,877               191,870
   Treasury stock, at cost, 437,000 shares                                                     -                   (7,643)
                                                                                         ----------              --------
      Total stockholders' equity                                                            316,577               307,486
                                                                                         ----------              --------

                                                                                         $1,118,301              $995,254
                                                                                         ==========              ========


      The accompanying notes are an integral part of these balance sheets.

                             SMITHFIELD FOODS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                    13 Weeks              13 Weeks               26 Weeks           26 Weeks
                                                      Ended                 Ended                  Ended              Ended
(In thousands, except per share data)           October 26, 1997      October 27, 1996       October 26, 1997    October 27, 1996
-------------------------------------           ----------------      ----------------       ----------------    ----------------


Sales                                                   $982,699              $969,226             $1,897,662          $1,862,096
Cost of sales                                            888,729               895,649              1,728,508           1,729,757
                                                        --------              --------              ---------          ----------
Gross Profit                                              93,970                73,577                169,154             132,339

Selling, general and administrative expenses              53,177                44,017                102,369              86,873
Depreciation expense                                      10,353                 8,350                 20,068              17,105
Interest expense                                           8,036                 7,110                 15,403              13,100
Nonrecurring charge                                            -                     -                 12,600                   -
                                                        --------              --------              ---------          ----------

Income before income taxes                                22,404                14,100                 18,714              15,261

Income taxes                                               6,856                 5,083                  9,707               5,498
                                                        --------              --------              ---------          ----------

Net income                                              $ 15,548              $  9,017              $   9,007          $    9,763
                                                        ========              ========              =========          ==========

Net income available to common stockholders             $ 15,548              $  8,680              $   9,007          $    9,088
                                                        ========             =========              =========          ==========

Net income per common share                             $    .39              $    .23             $      .23          $      .24
                                                        ========              ========              =========          ==========


Average common shares outstanding                         39,666                37,391                 39,639              37,286
                                                        ========              ========             ==========          ==========



        The accompanying notes are an integral part of these statements.

                             SMITHFIELD FOODS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                    26 Weeks                 26 Weeks
                                                                                     Ended                    Ended
(In thousands)                                                                  October 26, 1997         October 27, 1996
---------------                                                                 ----------------         ----------------
Cash flows from operating activities:
   Net income                                                                           $  9,007                 $  9,763
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                                    21,649                   18,632
         Increase in accounts receivable                                                 (21,542)                 (36,573)
         Increase in inventories                                                         (36,873)                 (68,911)
         Increase in prepaid expenses and other current assets                           (10,457)                  (7,491)
         Decrease (increase)  in other assets                                              3,768                  (11,636)
         Increase in other liabilities                                                    57,454                   44,325
         Gain on sale of property, plant and equipment                                      (310)                    (278)
                                                                                        --------                 --------
            Net cash  provided by (used in) operating activities                          22,696                  (52,169)
                                                                                        --------                 --------

Cash flows from investing activities:
   Capital expenditures                                                                  (51,069)                 (36,366)
   Business acquisitions, net of cash                                                    (10,123)                       -
   Proceeds from sale of property, plant and equipment                                     1,142                    2,746
   Investments in partnerships                                                            (7,565)                  (7,832)
   Other                                                                                       -                      (54)
                                                                                        --------                 --------
            Net cash used in investing activities                                        (67,615)                 (41,506)
                                                                                        --------                 --------

Cash flows from financing activities:
   Net (repayments) borrowings on notes payable                                          (75,000)                  11,937
   Proceeds from issuance of long-term debt                                                2,900                  146,250
   Proceeds from long-term credit facility                                               207,000                        -
   Principal payments on long-term debt and capital lease obligations                    (80,403)                 (70,647)
   Dividends on preferred stock                                                                -                     (675)
   Exercise of common stock options                                                           84                       14
                                                                                        --------                 --------
            Net cash provided by financing activities                                     54,581                   86,879
                                                                                        --------                 --------

Net increase (decrease) in cash                                                            9,662                   (6,796)
Cash at beginning of period                                                               25,791                   28,529
                                                                                        --------                 --------
Cash at end of period                                                                   $ 35,453                 $ 21,733
                                                                                        ========                 ========

Supplemental disclosures of cash flow information:
   Interest paid, net of amount capitalized                                             $ 14,476                 $ 11,702
                                                                                        ========                 ========
   Income taxes paid, net                                                               $  3,847                 $  3,412
                                                                                        ========                 ========




        The accompanying notes are an integral part of these statements.

                             SMITHFIELD FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) These statements should be read in conjunction with the Consolidated Financial Statements and related notes which are included in the Company's Annual Report for the fiscal year ended April 27, 1997.

(2) The interim consolidated financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position and the results of operations for the periods included in this report. These results are not necessarily indicative of the results to be expected for the full fiscal year.

(3) Inventories consist of the following:




      (In thousands)             October 26, 1997          April 27, 1997
      --------------             ----------------          --------------
                                   (Unaudited)
      Fresh and processed meats          $218,590                $183,480
      Hogs on farms                        49,490                  44,563
      Manufacturing supplies               17,786                  15,732
      Other                                10,354                   9,501
                                         --------                --------
                                         $296,220                $253,276
                                         ========                ========

(4) On August 8, 1997, the U.S. District Court for the Eastern District of Virginia imposed $12.6 million in civil penalties against the Company in a civil action brought by the U.S. Environmental Protection Agency. This amount is reflected as a nonrecurring charge in the first twenty-six weeks of fiscal 1998. On December 5, 1997, the Company filed an appeal of the Court's judgment with the U.S. Court of Appeals for the Fourth Circuit.

(5) On August 28, 1997, the Board of Directors of the Company declared a 2-for-1 stock split of the Company's common stock effective September 26, 1997. Common share outstanding and treasury share numbers and net income per share amounts have been adjusted to reflect the stock split. In addition, on August 28, 1997 the Company's stockholders approved an increase in the number of authorized common shares from 25,000,000 to 100,000,000 and approved the reincorporation of the Company in Virginia from Delaware. The reincorporation does not affect the manner in which the Company operates. Since Virginia law does not recognize treasury stock, the shares previously classified as treasury stock were returned to unissued resulting in a reduction in common stock and additional paid-in capital for the cost basis of the shares.

(6) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for the third quarter of fiscal 1998. The Company expects the adoption of this statement will not materially impact computed results or comparative presentation of net income per common share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company, as a holding company, conducts its pork processing operations through five principal subsidiaries: Gwaltney of Smithfield, Ltd. ("Gwaltney") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"), both based in Smithfield, Virginia; John Morrell & Co. ("John Morrell"), based in Cincinnati, Ohio; Patrick Cudahy Incorporated ("Patrick Cudahy"), based in Cudahy, Wisconsin; and Lykes Meat Group, Inc. ("Lykes"), based in Plant City, Florida. The Company also conducts hog production operations through its 86-percent owned subsidiary, Brown's of Carolina, Inc. ("Brown's"), and through a 50-percent interest in Smithfield-Carroll's ("Smithfield-Carroll's"), a joint hog production arrangement between the Company and Carroll's Foods of Virginia, Inc., an affiliate of Carroll's Foods, Inc., one of the largest hog producers in the United States. Both Brown's and Smithfield-Carroll's produce hogs for the Company's pork processing plants in Bladen County, North Carolina and Smithfield, Virginia. The Company is also a 33-percent participant in the Circle Four joint hog production arrangement ("Circle Four") with Carroll's Foods, Inc., Murphy Family Farms, Inc. and Prestage Farms, Inc., three of the largest hog producers in the United States, which conducts hog production operations in Milford, Utah. The hogs produced by Circle Four are sold to an unrelated party.

         In November 1996, the Company acquired the assets and business of Lykes from Lykes Bros. Inc. In February 1997, as a result of a shortage of market hogs and excess industry slaughter capacity, the Company shut down the second shift at its Sioux City, Iowa slaughter facility for six months. The impact of the Lykes acquisition and the shutdown of the Sioux City second shift are reflected in sales, cost of sales, gross profit, selling, general and administrative expenses, depreciation expense and interest expense for the 13 weeks and 26 weeks ended October 26, 1997.


13 Weeks Ended October 26, 1997 -
13 Weeks Ended October 27, 1996

         Sales in the second quarter of fiscal 1998 increased $13.5 million, or 1.4%, from the comparable period in fiscal 1997. The increase in sales reflected a 5.7% increase in sales tonnage, offset by a 4.1% decrease in unit sales prices reflecting the impact of lower live hog costs. The increase in sales tonnage reflected a 20.7% increase in processed meats tonnage and a 2.4% increase in fresh pork tonnage.

         Gross profit in the second quarter of fiscal 1998 increased $20.4 million, or 27.7%, from the comparable period in fiscal 1997. The increase in gross profit was primarily due to significantly improved margins on fresh pork sales. Gross profit also benefited from profits at the Company's hog production group, totaling $5.2 million in the second quarter of fiscal 1998 compared to $4.8 million in the same quarter a year ago. The Company's hog production group consists of the Company's ownership interests in Brown's, Smithfield-Carroll's and Circle Four. During the 13 weeks ended October 26, 1997, the Company obtained 10.4% of the hogs it processed from Brown's and Smithfield-Carroll's.

         Selling, general and administrative expenses in the second quarter of fiscal 1998 increased $9.2 million, or 20.8%, from the comparable period in fiscal 1997. The increase was primarily due to the inclusion of the operations of Lykes and higher selling and marketing costs associated with the increase in sales tonnage.

         Depreciation expense increased $2.0 million, or 24.0%, in the second quarter of fiscal 1998 from the comparable period in fiscal 1997. The increase was related to the inclusion of the operations of Lykes and completed capital projects at certain of the Company's processing plants.

         Interest expense increased $0.9 million, or 13.0%, in the second quarter of fiscal 1998 from the comparable period in fiscal 1997, primarily reflecting borrowings to finance the acquisition of Lykes.

         The effective income tax rate for the second quarter of fiscal 1998 decreased to 30.6% from 36.0% in the corresponding period in fiscal 1997, reflecting a lower tax rate on increased foreign sales, benefits related to certain insurance contracts and the use of employment related tax credits.

         Reflecting the factors discussed above, net income increased to $15.5 million, or $.39 per share, in the second quarter of fiscal 1998 compared to net income of $9.0 million, or $.23 per share, in the comparable period of fiscal 1997.

26 Weeks Ended October 26, 1997 -
26 Weeks Ended October 27, 1996

         Sales in the first half of fiscal 1998 increased $35.6 million, or 1.9%, from the comparable period in fiscal 1997. The increase in sales reflected a 3.3% increase in sales tonnage, offset by a 1.4% decrease in unit sales prices reflecting the impact of lower live hog costs. The increase in sales tonnage reflected a 19.6% increase in processed meats tonnage, offset by an 0.8% decrease in fresh pork tonnage. The decrease in fresh pork tonnage reflected the impact of the shutdown of the second shift at the Sioux City, Iowa facility for the full first quarter of fiscal 1998.

         Gross profit in the first half of fiscal 1998 increased $36.8 million, or 27.8%, from the comparable period in fiscal 1997. The increase in gross profit reflected improved margins on higher sales tonnage of processed meats and improved margins on sales of fresh pork. Gross profit also benefited from profits at the Company's hog production group, totaling $15.6 million in the first half of fiscal 1998 compared to $11.3 million in the same period of fiscal 1997. During the 26 weeks ended October 26, 1997, the Company obtained 10.8% of the hogs it processed from Brown's and Smithfield-Carroll's.

         Selling, general and administrative expenses increased $15.5 million, or 17.8%, in the first half of fiscal 1998 from the comparable period in fiscal 1997. The increase was primarily due to the inclusion of the operations of Lykes and higher selling and marketing costs associated with the increase in processed meats tonnage.

         Depreciation expense increased $3.0 million, or 17.3%, in the first half of fiscal 1998 from the comparable period in fiscal 1997. The increase was related to the inclusion of the operations of Lykes and completed capital projects at certain of the Company's processing plants.

         Interest expense increased $2.3 million, or 17.6%, in the first half of fiscal 1998 from the comparable period in fiscal 1997, primarily reflecting borrowings to finance the acquisition of Lykes and increased borrowing costs related to the placement of long-term debt placed during the second quarter of fiscal 1997, a portion of the proceeds of which were used to repay short-term borrowings at lower interest rates.

         A nonrecurring charge of $12.6 million reflected the imposition of civil penalties against the Company by the U.S. District Court for the Eastern District of Virginia in a civil action brought by the U.S. Environmental Protection Agency. The Company has appealed the Court's judgment to the U.S. Court of Appeals for the Fourth Circuit.

         The effective income tax rate for the first half of fiscal 1998, excluding the nonrecurring charge, decreased to 31.0% from 36.0% in the corresponding period in fiscal 1997, reflecting a lower tax rate on increased foreign sales, benefits related to certain insurance contracts and employment related tax credits.

         Excluding the nonrecurring charge, net income was $21.6 million, or $.55 per share, for the first half of fiscal 1998. Including the nonrecurring charge, net income in the first half of fiscal 1998 was $9.0 million, or $.23 per share, compared to net income of $9.1 million, or $.24 per share, in the comparable period of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         In the first half of fiscal 1998, the Company's cash provided by operations totaled $22.7 million. This increase in cash was the result of profitable operations and noncash charges. An increase in the levels of inventories and accounts receivable associated with a build-up of ham inventories for the fall holiday season was offset by an increase in current liabilities. Traditionally, the Company builds large inventories of hams in the summer months which are sold during the fall holiday season. These sales are converted to cash and used to reduce credit facility borrowings in the Company's fiscal third quarter.

         The Company's capital expenditures totaled $51.1 million in the first half of fiscal 1998. These capital expenditures included plant renovations as well as the acquisition of an idle slaughter facility in South Dakota and the acquisition of substantially all of the assets and business of Curly's Foods, Inc., a Sioux City, Iowa-based further processor of fresh pork products primarily for the food service trade, for $10.9 million in cash plus $7.7 million of assumed liabilities.

         The capital expenditures were funded with cash from operations and borrowings under the Company's bank credit facilities. Prior to July 1997, the Company maintained $300 million in credit facilities, consisting of a 364-day $225 million revolver and a two-year $75 million revolver (the "Old Credit Facilities"). In July 1997, the Company and certain of its subsidiaries entered into a loan agreement with a bank syndicate led by The Chase Manhattan Bank providing for $350 million in senior secured revolving credit facilities, consisting of a five-year $300 million revolving credit facility and a 364-day $50 million revolving credit facility (together the "Revolving Credit Facilities"). In connection with this refinancing, the Company repaid all borrowings under the Old Credit Facilities, which were terminated. All borrowings outstanding at October 26, 1997 were borrowed under the five-year revolving credit facility and are reflected as long-term in the Company's financial statements.

         As of October 26, 1997, the Company had definitive commitments of $18.3 million for capital expenditures for the remainder of fiscal 1998, primarily to increase its processed meats capacity at several of its processing plants. The Company plans to make additional capital expenditures in fiscal 1998 and beyond to expand its hog production operations and to increase its processed meats business through strategic acquisitions and joint ventures. These capital expenditures will be financed with cash from operations, additional borrowings under the Revolving Credit Facilities and additional long-term debt.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Regulation Generally. Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency ("EPA") and corresponding state agencies such as the Virginia State Water Control Board ("VSWCB"), the Virginia Department of Environmental Quality ("VDEQ"), the North Carolina Division of Environmental Management, the Iowa Department of Natural Resources and the South Dakota Department of Environment and Natural Resources, as well as the United States Department of Agriculture, the United States Food and Drug Administration and the Occupational Safety and Health Administration. Management believes that the Company presently is in compliance with all such laws and regulations in all material respects, and that continued compliance with these standards will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, with respect to the suits discussed below, the Company believes that the ultimate resolution of these suits will not have a material adverse effect on the Company's financial position or annual results of operations.

         Permit Violations at Smithfield Packing And Gwaltney Plants; Administrative Consent Orders; Connection TO HRSD System. The National Pollutant Discharge Elimination System permit (the "discharge permit") for the Company's Smithfield Packing and Gwaltney plants in Smithfield, Virginia, as modified by the VSWCB in 1990, imposed more stringent effluent limitations on phosphorus and two species of nitrogen (ammonia and Total Kjeldahl Nitrogen) than the wastewater treatment facilities at those plants were designed to meet. To achieve compliance with these new limitations, the Company agreed to discontinue wastewater discharges into the Pagan River and connect its wastewater treatment facilities to the regional sewage collection and treatment system operated by the Hampton Roads Sanitation District ("HRSD"), when available. This agreement was embodied in an administrative consent order issued by the VSWCB in 1991 (the "1991 Order"). The VSWCB issued a second consent order (the "1994 Order") which concerned compliance with other discharge permit terms pending connection to the HRSD system.

         The Company connected its Gwaltney and Smithfield Packing wastewater treatment facilities to the HRSD system in June 1996 and July 1997, respectively, which were the earliest dates that the HRSD could serve those individual plants. To prepare for making these connections, the Company made more than $2.7 million in capital expenditures to upgrade its existing wastewater treatment facilities. The Company must continue to operate these facilities to produce a wastewater suitable for treatment in the HRSD system and, in addition, pay the HRSD approximately $1.8 million per year for wastewater treatment. The Company will account for these wastewater treatment costs as current period charges in the periods in which such costs are incurred.

         These wastewater treatment facilities no longer make any discharges that are subject to regulation under the discharge permit. However, before being connected to the HRSD system, these facilities exceeded applicable discharge permit and consent orders limitations as discussed below.

         Record-Keeping Violations. Under its discharge permit, the Company regularly tested wastewater to determine compliance with applicable effluent limitations. Federal and state laws require that records of such tests be maintained for three years. Failure to maintain these records may result in the imposition of civil penalties, and criminal sanctions may be imposed in the event of false reporting or destruction of records. In July 1994, the Company learned that records of many tests conducted from 1991 through early 1994 could not be found. Despite a careful search, most of these records were never found and are believed to have been destroyed. The employee responsible for the supervision of the tests and the maintenance of the test records was replaced and subsequently terminated. In October 1996, that former employee entered a guilty plea and was convicted in the United States District Court for the Eastern District of Virginia of 23 violations of the federal Clean Water Act, including records destruction and making false reports. Eight of these violations related to his duties as the Company's employee, while 15 violations were committed during his outside consulting activities for public and private entities unrelated to the Company. Neither the Company nor any of its other present or former employees has been charged with any criminal violation arising from this matter.

         EPA Suit. On August 8, 1997, in United States of America v. Smithfield Foods, Inc. et al. (Civil Case No. 2:96:cv1204), a federal judge for the United States District Court for the Eastern District of Virginia imposed a $12.6 million civil penalty on the Company and its Smithfield Packing and Gwaltney subsidiaries. The Company recognized a nonrecurring charge of $12.6 million during the first quarter of fiscal 1998 with respect to this penalty. This suit was brought by the EPA for violations of the federal Clean Water Act before the Company's wastewater treatment facilities were connected to the HRSD system. The court found 6,982 days of violation. The Company asserted in its defense that approximately 5,500 of these violations were excused by the 1991 and 1994 Orders, which were issued by VSWCB in its role as primary enforcement authority under the federal-state Clean Water Act program. The Court held that the EPA was not bound by its awareness of, and failure to object to, those orders. The Company has appealed this and other aspects of the court's decision to the United States Court of Appeals for the Fourth Circuit in Richmond, Virginia. There can be no assurance as to the outcome of such appeal or any subsequent proceedings regarding this matter.

         Suit by Commonwealth of Virginia. On August 30, 1996, VDEQ filed a civil suit under the laws of the Commonwealth of Virginia against the Company in the Circuit Court of the County of Isle of Wight, Virginia. This suit alleged a total of 22,517 discharge permit violations at the Gwaltney and Smithfield Packing facilities during the period from 1986 until such facilities were connected to the HRSD system in 1996 and 1997, respectively. The difference in the number of total violations charged by the EPA and the Commonwealth is mainly attributable to their different methods of counting violations. The same categories of violations were involved in both suits, except that the Commonwealth did not charge the Company with any permit violation excused by the 1991 and 1994 Orders. The Commonwealth's total was larger in part because the Commonwealth counted every missing record as a separate violation, and the EPA counted the number of days records were missing. In addition, the Commonwealth's suit alleged a separate violation for each failure to test chlorine levels every hour, failure to make certain required reports, and failure on certain days to properly staff the Company's facilities. While each violation is subject to a maximum penalty of $25,000, the Commonwealth's civil penalties policy is designed to recapture any economic benefit which accrued to the violator as a result of the noncompliance, and to impose a surcharge penalty for having committed such violations. In addition, the policy would increase the amount of penalties based upon the extent of environmental damage caused by the violations.

         At the beginning of July 1997 trial of its case, the Commonwealth contended that the Company should pay a total of $6 million for the violations alleged, which included an alleged economic benefit of $4 million. In the middle of the trial, however, the Commonwealth voluntarily dismissed its suit. One week later, the Commonwealth refiled the same suit in Isle of Wight County Circuit Court. The Company has asked the Court to dismiss this second suit on double jeopardy and res judicata grounds. If the Commonwealth's charges go to trial again, the Company will argue that no economic benefit accrued to the Company and that no environmental damage was caused by the violations. There can be no assurance as to the outcome of any such proceeding.

Item 6.  Exhibits and Reports on Form 8-K.

            A.  Exhibits

                  Exhibit 11 - Computation of Net Income Per Share

                  Exhibit 27 - Financial Data Schedule

            B.  Reports on Form 8-K

                  1. Current Report on Form 8-K for August 8, 1997 was filed with the Securities and Exchange Commission on August 11, 1997, to report, under Item 5, a judgment against the Company in the U. S. District Court for the Eastern District of Virginia imposing $12.6 million in civil penalties in a civil action brought by the U.S. Environmental Protection Agency for alleged violations of the federal Clean Water Act.

                  2. A Current Report on Form 8-K for September 2, 1997 was filed with the Securities and Exchange Commission on September 5, 1997, to report, under Item 5, that (i) the Company had changed its state of incorporation from Delaware to Virginia, (ii) the Company had effected an amendment to its Articles of Incorporation to increase its authorized common stock from 25,000,000 to 100,000,000, and (iii) the Company's Board of Directors had approved a 2-for-1 stock split of its common stock.






                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SMITHFIELD FOODS, INC.



                                         /s/ AARON D. TRUB
                                         _________________
                                         Aaron D. Trub
                                         Vice President, Secretary and Treasurer




                                         /s/ C. LARRY POPE
                                         -----------------
                                         C. Larry Pope
                                         Vice President and Controller


Date:  December 5, 1997