Form 10-Q
period 1998-02-01
SMITHFIELD FOODS INC
filed 1998-03-17
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934


                 For the quarterly period ended February 1, 1998
                                       or


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



         For the transition period from................................
      to...................................................................


                          COMMISSION FILE NUMBER 0-2258

                             SMITHFIELD FOODS, INC.
                         999 Waterside Drive, Suite 900
                             Norfolk, Virginia 23510

                                 (757) 365-3000


         Virginia                              52-0845861
---------------------------             -------------------------
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



                                                               Yes   x     No


        Class                         Shares outstanding at March 16, 1998
-----------------------------       -----------------------------------------
Common Stock, $.50 par value                     37,537,362


                                1-16

                             SMITHFIELD FOODS, INC.
                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                 PAGE

    Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets - February 1, 1998 and April 27, 1997                              3-4

      Consolidated Condensed Statements of Income - 14 Weeks Ended February 1,
         1998 and 13 Weeks Ended January 26, 1997 and 40 Weeks Ended February 1,
         1998 and 39 Weeks Ended January 26, 1997                                                               5

      Consolidated Condensed Statements of Cash Flows - 40 Weeks Ended February 1, 1998
         and 39 Weeks Ended January 26, 1997                                                                    6

      Notes to Consolidated Condensed Financial Statements                                                     7-8

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                         9-12
                Operations


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                                 13-14

   Item 6.  Exhibits and Reports on Form 8-K                                                                  14-15


                                  2-16


                          PART I. FINANCIAL INFORMATION


                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)                                   February 1, 1998         April 27, 1997
                                                 ----------------         --------------
ASSETS                                             (Unaudited)
Current assets:
   Cash                                                $   36,416              $  25,791
   Accounts receivable, net                               161,227                166,094
   Inventories                                            252,460                253,276
   Prepaid expenses and other current assets               55,101                 43,217
                                                       ----------              ---------
      Total current assets                                505,204                488,378
                                                       ----------              ---------


Property, plant and equipment                             687,926                614,393
   Less accumulated depreciation                         (223,336)              (187,518)
                                                       ----------              ---------
      Net property, plant and equipment                   464,590                426,875
                                                       ----------              ---------

Other assets:
   Investments in partnerships                             53,287                 44,582
   Other                                                   39,487                 35,419
                                                       ----------              ---------
      Total other assets                                   92,774                 80,001
                                                       ----------              ---------
                                                       $1,062,568              $ 995,254
                                                       ==========              =========







     See accompanying notes to consolidated condensed financial statements.

                                     3-16

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)                                                                     February 1, 1998         April 27, 1997
--------------                                                                     ----------------         --------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 (Unaudited)
Current liabilities:
   Notes payable                                                                         $        -               $ 77,500
   Current portion of long-term debt and capital lease obligations                            9,036                  7,800
   Accounts payable                                                                         120,836                132,268
   Accrued expenses and other current liabilities                                           143,077                106,498
                                                                                         ----------               --------
      Total current liabilities                                                             272,949                324,066
                                                                                         ----------               --------

Long-term debt and capital lease obligations                                                386,211                288,486
                                                                                         ----------               --------

Other noncurrent liabilities:
   Pension and post-retirement benefits                                                      47,978                 55,320
   Other                                                                                     15,094                 19,896
                                                                                         ----------               --------
      Total other noncurrent liabilities                                                     63,072                 75,216
                                                                                         ----------               --------

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 authorized shares
   Common stock, $.50 par value, 100,000,000 and 25,000,000
      authorized shares;  37,527,362 and 19,196,681 issued                                   18,769                  9,598
   Additional paid-in capital                                                                96,971                113,661
   Retained earnings                                                                        224,596                191,870
   Treasury stock, at cost, 437,000 shares                                                        -                 (7,643)
                                                                                         ----------               --------
      Total stockholders' equity                                                            340,336                307,486
                                                                                         ----------               --------

                                                                                         $1,062,568               $995,254
                                                                                         ==========               ========


     See accompanying notes to consolidated condensed financial statements.

                                     4-16

                             SMITHFIELD FOODS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   14 Weeks             13 Weeks              40 Weeks               39 Weeks
                                                      Ended                Ended                 Ended                  Ended
(In thousands, except per share data)      February 1, 1998     January 26, 1997      February 1, 1998       January 26, 1997
-------------------------------------      ----------------     ----------------      ----------------       ----------------
Sales                                            $1,095,999           $1,080,979            $2,993,661             $2,943,075
Cost of sales                                       979,336              992,275             2,707,844              2,722,032
                                                 ----------           ----------            ----------             ----------
Gross profit                                        116,663               88,704               285,817                221,043

Selling, general and
  administrative expenses                            64,157               48,423               166,526                135,296
Depreciation expense                                 11,018                9,036                31,086                 26,141
Interest expense                                      8,424                7,278                23,827                 20,378
Nonrecurring charge                                       -                    -                12,600                      -
                                                 ----------           ----------            ----------             ----------

Income before income taxes                           33,064               23,967                51,778                 39,228

Income taxes                                          9,345                8,233                19,052                 13,731
                                                 ----------           ----------            ----------             ----------

Net income                                       $    23,719          $    15,734           $   32,726             $   25,497
                                                 ===========          ===========           ==========             ==========


Net income per common share:
      Basic                                             $.63                 $.43                 $.87                   $.68
                                                       =====                =====                =====                  =====
      Diluted                                           $.60                 $.40                 $.82                   $.66
                                                       =====                =====                =====                  =====


Average common shares outstanding:
      Basic                                           37,537               36,073               37,531                 36,046
                                                      ======               ======               ======                 ======
      Diluted                                         39,781               38,926               39,687                 37,137
                                                      ======               ======               ======                 ======



     See accompanying notes to consolidated condensed financial statements.

                                      5-16

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    40 Weeks               39 Weeks
                                                                                       Ended                  Ended
(In thousands)                                                              February 1, 1998       January 26, 1997
--------------                                                              ----------------       ----------------
Cash flows from operating activities:
   Net income                                                                       $ 32,726               $ 25,497
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                                33,592                 28,451
         Decrease (increase) in accounts receivable                                    9,813                (39,680)
         Decrease (increase) in inventories                                            8,820                   (980)
         Increase in prepaid expenses and other current assets                       (10,405)                (3,925)
         Decrease (increase) in other assets                                           4,313                 (9,271)
         (Decrease) increase in other liabilities                                     (1,227)                19,544
         Gain on sale of property, plant and equipment                                  (764)                (2,893)
                                                                                    --------               --------
            Net cash provided by operating activities                                 76,868                 16,743
                                                                                    --------               --------

Cash flows from investing activities:
   Capital expenditures                                                              (73,287)               (47,258)
   Business acquisitions, net of cash                                                 (6,997)               (34,086)
   Proceeds from sale of property, plant and equipment                                 1,161                  3,452
   Investments in partnerships                                                        (8,705)                (7,387)
                                                                                    --------               --------
            Net cash used in investing activities                                    (87,828)               (85,279)
                                                                                    --------               --------

Cash flows from financing activities:
   Net repayments on notes payable                                                   (75,000)               (10,063)
   Proceeds from issuance of long-term debt                                            2,900                146,250
   Proceeds from long-term credit facility                                           177,000                      -
   Principal payments on long-term debt and capital lease obligations                (83,439)               (74,876)
   Exercise of common stock options                                                      124                  1,270
   Preferred dividends                                                                     -                 (1,012)
                                                                                    --------               --------
            Net cash provided by financing activities                                 21,585                 61,569
                                                                                    --------               --------

Net increase (decrease) in cash                                                       10,625                 (6,967)
Cash at beginning of period                                                           25,791                 28,529
                                                                                    --------               --------
Cash at end of period                                                               $ 36,416               $ 21,562
                                                                                    ========               ========
Supplemental disclosures of cash flow information:
  Cash payments during period:
      Interest (net of amount capitalized)                                          $ 22,337               $ 19,421
                                                                                    ========               ========
      Income taxes                                                                  $  3,886               $  7,968
                                                                                    ========               ========

     See accompanying notes to consolidated condensed financial statements.



                                6-16


                             SMITHFIELD FOODS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) These statements should be read in conjunction with the Consolidated Financial Statements and related notes which are included in the Company's Annual Report for the fiscal year ended April 27, 1997.

(2) The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position and the results of operations for the periods included in this report.

(3) Inventories consist of the following:


       (In thousands)           February 1, 1998           April 27, 1997
       --------------           ----------------           --------------
       Fresh and processed meats        $172,533                 $183,480
       Hogs on farms                      51,536                   44,563
       Manufacturing supplies             18,218                   15,732
       Other                              10,173                    9,501
                                        --------                 --------
                                        $252,460                 $253,276
                                        ========                 ========


(4) In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS 128") which is effective this quarter. All earnings per share amounts for all periods are presented to conform to SFAS 128 requirements. The computation for basic and dilutive net income per share follows:


                                            14 Weeks                13 Weeks            40 Weeks             39 Weeks
     (In thousands,                            Ended                   Ended               Ended                Ended
     except per share data)             Feb. 1, 1998           Jan. 26, 1997        Feb. 1, 1998        Jan. 26, 1997
     ------------------------           ------------           -------------        ------------        -------------

     Net income                              $23,719                 $15,734             $32,726              $25,497
     Dividends on preferred stock                  -                    (337)                  -               (1,012)
                                             -------                 --------            -------              -------
        Net income available to common
           stockholders                      $23,719                 $15,397             $32,726              $24,485
                                             =======                 =======             =======              =======

     Average common shares
        outstanding:
           Basic                              37,537                  36,073              37,531               36,046
           Dilutive stock options              2,244                   1,520               2,156                1,091
           Dilutive convertible
             preferred stock                       -                   1,333                   -                    -
                                             -------                 -------             -------              -------
           Diluted                            39,781                  38,926              39,687               37,137
                                             =======                 =======             =======              =======


     Net income per common share
         Basic                                  $.63                    $.43                $.87                 $.68
                                             =======                 =======             =======              =======
         Diluted                                $.60                    $.40                $.82                 $.66
                                             =======                 =======             =======              =======

                                7-16

(5) On February 9, 1998, the Company issued $200 million of 10-year 7.625% senior subordinated notes. The net proceeds from the sale of the notes were used to repay indebtedness classified as long-term debt under the Company's revolving credit facilities with the balance invested temporarily in short-term marketable debt securities.

(6) In August 1997, the U.S. District Court for the Eastern District of Virginia imposed $12.6 million in civil penalties against the Company in a civil action brought by the U.S. Environmental Protection Agency. This amount is reflected as a nonrecurring charge in the 40 weeks ended February 1, 1998. In December 1997, the Company filed an appeal of the Court's judgment with the U.S. Court of Appeals for the Fourth Circuit.

(7) In August 1997, the Board of Directors of the Company declared a 2-for-1 stock split of the Company's common stock. Common shares outstanding and net income per share amounts have been adjusted in the consolidated condensed statements of income to reflect the stock split. Also in August 1997, the Company's stockholders approved an increase in the number of authorized common shares from 25,000,000 to 100,000,000 and approved the reincorporation of the Company in Virginia from Delaware. The reincorporation does not affect the manner in which the Company operates. Since Virginia law does not recognize treasury stock, the shares previously classified as treasury stock were returned to unissued resulting in a reduction in common stock and additional paid-in capital for the cost basis of the shares.


                                 8-16

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS


GENERAL

Smithfield Foods, Inc. (the "Company"), as a holding company, conducts its pork processing operations through five principal subsidiaries: Gwaltney of Smithfield, Ltd. ("Gwaltney") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"), both based in Smithfield, Virginia; John Morrell & Co. ("John Morrell"), based in Cincinnati, Ohio; Patrick Cudahy, Incorporated ("Patrick Cudahy"), based in Cudahy, Wisconsin; and Lykes Meat Group, Inc. ("Lykes"), based in Plant City, Florida. The Company also conducts hog production operations through its 86-percent owned subsidiary, Brown's of Carolina, Inc. ("Brown's"), and through a 50-percent interest in Smithfield-Carroll's ("Smithfield-Carroll's"), a joint hog production arrangement between the Company and Carroll's Foods of Virginia, Inc., an affiliate of Carroll's Foods, Inc., one of the largest hog producers in the United States. Both Brown's and Smithfield-Carroll's produce hogs for the Company's pork processing plants in Bladen County, North Carolina and Smithfield, Virginia. The Company is also a 33-percent participant in the Circle Four joint hog production arrangement ("Circle Four") with Carroll's Foods, Inc., Murphy Family Farms, Inc. and Prestage Farms, Inc., three of the largest hog producers in the United States, which conducts hog production operations in Milford, Utah. The hogs produced by Circle Four are sold to an unrelated party.


RECENT DEVELOPMENT

On December 18, 1997, the Company announced that it had reached an agreement with the members of the Schneider family who control approximately 75% of the voting common shares ("Schneider Common Shares") and 17% of the nonvoting Class A Shares ("Schneider Class A Shares") of Schneider Corporation ("Schneider"), a Canadian meat processor based in Kitchener, Ontario, on the terms of a proposed offer to purchase such shares. Based on filings made by Schneider with the Ontario Securities Commission, as of December 18, 1997, there are 738,954 Schneider Common Shares and 6,105,565 Schneider Class A Shares outstanding.

         Under the agreement, the Company has agreed to make a registered public exchange offer to acquire any and all Schneider Common Shares and Schneider Class A Shares on the basis of 0.5415 of an exchangeable share ("Exchangeable Share") of a newly incorporated, wholly-owned Canadian subsidiary of the Company for each share of Schneider. Under the agreement, the members of the Schneider family party to the agreement have committed to tender all of their Schneider shares into the offer. Each whole Exchangeable Share may be exchanged for one share of the Company's Common Stock. For purposes of establishing the exchange ratio, the parties agreed on a value of $25.00 (Can.) for each Schneider share and $32.50 (U.S.) for each Company share. The Exchangeable Shares will have voting, dividend and liquidation rights that are, as nearly as practicable, equivalent to those of the Company's Common Stock.

         Schneider products include bacon, hams, sausages, specialty sausage, wieners, sliced meats, deli meats and grocery entrees. According to Schneider's most recent audited financial statements filed with the Ontario Securities Commission, prepared in accordance with Canadian generally accepted accounting principles, for Schneider's fiscal year ended October 25, 1997, Schneider recorded sales of $813.4 million (Can.) and at such date Schneider had total assets of $278.0 million (Can.) and total debt of $87.5 million (Can.).

         Subject to regulatory approvals and customary conditions, the Company expects to consummate its exchange offer in April 1998, but there can be no assurance that the proposed transaction will be consummated as expected. If all Schneider Common Shares and Schneider Class A Shares are tendered and accepted in the Company's exchange offer, the Company would over time issue approximately
3.8 million shares of the Company's Common Stock upon surrender of the Exchangeable Shares. The Schneider Board of Directors has not made any recommendation with respect tot he Company's proposed offer, and has announced a position of "no recommendation" with respect to the competing tender offer by Maple Leaf Foods, Inc. ("Maple Leaf") of $29.00 (Can.) cash (or, at the offeree's option, equivalent value in Maple Leaf stock, provided such amount does not exceed 6.2 million Maple Leaf common shares in the aggregate) per Schneider share.

         In January 1998, certain shareholders of Schneider Class A Shares commenced an action in a court in Ontario, Canada, seeking, among other things, an order that Schneider's Board of Directors acted in an oppressive manner in regard to certain action taken in support of the Company's offer and the Company's agreement with the Schneider family, an order permitting holders of the Schneider Class A Shares to convert such shares into the Company's Common Stock, and an order enjoining the making of the Company's offer. In February, two other lawsuits (including one by Maple Leaf) were commenced seeking substantially the same remedies as in the first lawsuit. The Company anticipates that all the lawsuits will be tried together in April 1998.

                                9-16

RESULTS OF OPERATIONS

The fiscal quarter ended February 1, 1998 represented 14 weeks of operations compared to 13 weeks in the fiscal quarter ended January 26, 1997. Accordingly, sales and all expense categories in the 14 weeks and the 40 weeks ended February 1, 1998 reflect the impact of an additional week of operations in comparison to the corresponding periods in fiscal 1997.

14 Weeks Ended February 1, 1998 -
13 Weeks Ended January 26, 1997

Sales in the third quarter of fiscal 1998 increased $15.0 million, or 1.4%, from the comparable period in fiscal 1997. The increase in sales reflected a 14.0% increase in sales tonnage offset by an 11.1% decrease in unit sales prices reflecting the impact of lower live hog costs. The increase in sales tonnage reflected an 18.2% increase in fresh pork tonnage and a 3.5% increase in processed meats tonnage.

       Cost of sales decreased $12.9 million, or 1.3%, in the third quarter of fiscal 1998, reflecting a 25.1% decrease in live hog costs offset by the increased sales tonnage.

         Gross profit in the third quarter of fiscal 1998 increased $28.0 million, or 31.5%, from the comparable period in fiscal 1997. The increase in gross profit was primarily due to sharply improved margins on higher sales of fresh pork and improved margins on higher sales of processed meats.

         Selling, general and administrative expenses increased $15.7 million, or 32.5%, in the third quarter of fiscal 1998 from the comparable period in fiscal 1997. The increase was primarily due to higher selling, marketing and product promotion costs associated with intensified efforts to market branded fresh pork and processed meats.

       Depreciation expense increased $2.0 million, or 21.9%, in the third quarter of fiscal 1998 from the comparable period in fiscal 1997. The increase was related to completed capital projects at several of the Company's processing plants.

       Interest expense increased $1.1 million, or 15.7%, in the third quarter of fiscal 1998 from the comparable period in fiscal 1997, reflecting the funding of capital projects.

         Income before taxes in the third quarter of fiscal 1998 was adversely affected by a $3.1 million loss at the Company's hog production group, compared to a $5.5 million profit in the same period of fiscal 1997. The Company's hog production group consists of the Company's ownership interests in Brown's, Smithfield-Carroll's and Circle Four. During the 14 weeks ended February 1, 1998, the Company obtained 11.0% of the hogs it processed from Brown's and Smithfield-Carroll's.

         The effective income tax rate for the third quarter of fiscal 1998, excluding the nonrecurring charge, was 28.3% compared with 34.4% in the corresponding period in fiscal 1997, reflecting a lower tax rate on increased foreign sales, benefits related to certain insurance contracts and the use of employment related tax credits.

       Reflecting the factors previously discussed, net income increased to $23.7 million, or $.60 per diluted share, in the third quarter of fiscal 1998 compared with net income of $15.7 million, or $.40 per diluted share, in the comparable period of fiscal 1997.

                                      10-16

40 Weeks Ended February 1, 1998 -
39 Weeks Ended January 26, 1997

Sales in the first nine months of fiscal 1998 increased $50.6 million, or 1.7%, from the comparable period in fiscal 1997. The increase in sales reflected a 7.2% increase in sales tonnage offset by a 5.1% decrease in unit sales prices reflecting the impact of lower live hog costs. The increase in sales tonnage reflected a 5.7% increase in fresh pork tonnage combined with a 12.8% increase in processed meats tonnage.

         Costs of sales in the first nine months of fiscal 1998 were flat from the comparable period of fiscal 1997 reflecting the increase sales tonnage which was offset by lower unit costs reflecting lower live hog costs.

         Gross profit in the first nine months of fiscal 1998 increased $64.8 million, or 29.3%, from the comparable period in fiscal 1997. The increase in gross profit reflected improved margins on higher sales tonnage of both fresh pork and processed meats.

         Selling, general and administrative expenses increased $31.2 million, or 23.1%, in the first nine months of fiscal 1998 from the comparable period in fiscal 1997. The increase was related to the inclusion of the operations of Lykes, which was acquired in November 1996, for the full fiscal period, and to higher selling, marketing and product promotion costs associated with intensified efforts to market branded fresh pork and processed meats.

         Depreciation expense increased $4.9 million, or 18.9%, in the first nine months of fiscal 1998 from the comparable period in fiscal 1997. The increase was related to the inclusion of the operations of Lykes for the full fiscal period and completed capital projects at several of the Company's processing plants.

         Interest expense increased $3.4 million, or 16.9%, in the first nine months of fiscal 1998 from the comparable period in fiscal 1997. The increase primarily reflected the interest costs on borrowings to finance the acquisition of Lykes for the full fiscal period and the funding of capital projects.

         A nonrecurring charge of $12.6 million reflected the imposition of civil penalties against the Company by the U.S. District Court for the Eastern District of Virginia in a civil action brought by the U.S. Environmental Protection Agency. The Company has appealed the Court's judgment to the U.S. Court of Appeals for the Fourth Circuit.

         Income before income taxes in the first nine months of fiscal 1998 benefited from a $12.5 million profit at the Company's hog production group compared to a $16.8 million profit in the same period of fiscal 1997. During the 40 weeks ended February 1, 1998, the Company obtained 10.9% of the hogs it processed from Brown's and Smithfield-Carroll's.

         The effective income tax rate for the first nine months of fiscal 1998, excluding the nonrecurring charge, decreased to 29.6% from 35.0% in the corresponding period in fiscal 1997, reflecting a lower tax rate on increased foreign sales, benefits related to certain insurance contracts and employment related tax credits.

         Excluding the nonrecurring charge, net income was $45.3 million, or $1.12 per diluted share, for the first nine months of fiscal 1998. Including the nonrecurring charge, net income in the first nine months of fiscal 1998 was $32.7 million, or $.82 per diluted share, compared to net income of $25.5 million, or $.66 per diluted share, in the comparable period in fiscal 1997.


                                  11-16



LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of fiscal 1998, the Company's cash provided by operations totaled $76.9 million. This increase in cash was the result of profitable operations, noncash charges and decreased levels of accounts receivable and inventories related to lower live hog costs.

         The Company's capital expenditures totaled $73.3 million in the first nine months of fiscal 1998. These capital expenditures included renovations and expansion projects at several of the Company's processing plants, as well as the acquisition of an idle slaughter facility in South Dakota and a hog production operation in North Carolina. Additionally, the Company acquired substantially all of the assets and business of Curly's Foods, Inc., based in Sioux City, Iowa and certain of the assets and business of Mohawk Packing Co., based in San Jose, California, both further processors primarily for the foodservice trade, for an aggregate $15.9 million in cash plus $11.8 million of assumed liabilities.

         The capital expenditures and acquisitions were funded with cash from operations and borrowings under the Company's revolving credit facilities. Prior to July 1997, the Company maintained $300 million of credit facilities, consisting of a 364-day $225 million revolver and a two-year $75 million revolver (the "Old Credit Facilities"). In July 1997, the Company and certain of its subsidiaries entered into a loan agreement with a bank group providing for $350 million in senior secured revolving credit facilities, consisting of a five-year $300 million revolving credit facility and a 364-day $50 million revolving credit facility (together, the "Revolving Credit Facilities"). In connection with this refinancing, the Company repaid all borrowings under the Old Credit Facilities, which were terminated. All credit facility borrowings outstanding at February 1, 1998 were borrowed under the five-year revolving credit facility and are reflected as long-term debt in the Company's financial statements.

         On February 9, 1998, the Company issued $200 million of 10-year 7.625% senior subordinated notes in a transaction exempt from registration requirements of the U.S. Securities Act. Substantially all the proceeds from the sale of the notes were used to repay the Revolving Credit Facilities, with the balance invested in short-term marketable debt securities. On February 10, 1998, the 364-day $50 million revolving credit facility was terminated. The issuance of the $200 million of senior subordinated notes combined with internally generated funds, provides the Company with significant flexibility to finance future capital expenditures as well as expansion of its processed meats business through strategic acquisitions and joint ventures.

         As of February 1, 1998, the Company had definitive commitments of $13.1 million for capital expenditures primarily to increase its processed meats capacity at several of its processing plants and to replace and upgrade portions of its hardware and software in response to the Year 2000 issue. The Company believes that the total costs of the Year 2000 issue will not have a material effect on the Company's results of operations nor pose significant operational problems.


FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for the future. There may also be other statements of belief, future plans and strategies or anticipated events and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this Form 10-Q are subject to risks and uncertainties, including availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments (including agencies and courts), that could cause actual results to differ materially from those expressed in or implied by the information or statements.


                                  12-16

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          Regulation Generally. Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by United States, state and other government entities, including the Environmental Protection Agency ("EPA") and corresponding state agencies such as the Virginia State Water Control Board ("VSWCB"), the Virginia Department of Environmental Quality ("VDEQ"), the North Carolina Department of Environment and Natural Resources ("DENR"), the Iowa Department of Natural Resources and the South Dakota Department of Environment and Natural Resources, as well as the United States Department of Agriculture, the United States Food and Drug Administration and the United States Occupational Safety and Health Administration. Management believes that the Company presently is in compliance with all such laws and regulations in all material respects, and that continued compliance with these standards will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, with respect to the litigation and investigations discussed below, the Company believes that the ultimate resolution of these suits will not have a material adverse effect on its financial position or annual results of operations.

         Permit Violations At Smithfield Packing And Gwaltney Plants; Administrative Consent Orders; Connection To HRSD System. The National Pollutant Discharge Elimination System permit (the "discharge permit") for the Smithfield Packing and Gwaltney plants in Smithfield, Virginia, as modified by the VSWCB in 1990, imposed more stringent effluent limitations on phosphorus and two species of nitrogen (ammonia and Total Kjeldahl Nitrogen) than the wastewater treatment facilities at those plants were designed to meet. To achieve compliance with these new limitations, the Company agreed to discontinue wastewater discharges into the Pagan River and connect its wastewater treatment facilities to the regional sewage collection and treatment system operated by the Hampton Roads Sanitation District ("HRSD"), when available. This agreement was embodied in an administrative consent order issued by the VSWCB in 1991 (the "1991 Order"). The VSWCB issued a second consent order (the "1994 Order") which concerned compliance with other discharge permit terms pending connection to the HRSD system.

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

         Record-Keeping Violations. Under its discharge permit, the Company regularly tested wastewater to determine compliance with applicable effluent limitations. United States and state laws require that records of such tests be maintained for three years. Failure to maintain these records may result in the imposition of civil penalties, and criminal sanctions may be imposed in the event of false reporting or destruction of records. In July 1994, the Company learned that records of many tests conducted from 1991 through early 1994 could not be found. Despite a careful search, most of these records were never found and are believed to have been destroyed. The employee responsible for the supervision of the tests and the maintenance of the test records was replaced and subsequently terminated. In October 1996, that former employee entered a guilty plea and was convicted in the United States District Court for the Eastern District of Virginia of 23 violations of the United States Clean Water Act, including records destruction and making false reports. Eight of these violations related to his duties as the Company's employee, while 15 violations were committed during his outside consulting activities for public and private entities unrelated to the Company. In January 1998, several Smithfield employees responsible for wastewater treatment were subpoenaed and testified before a federal grand jury in Norfolk, Virginia. Subsequently, the grand jury issued subpoenas requiring production of various environmental materials relating to the Company's Smithfield, Virginia wastewater. Neither the Company nor any of its other present or former employees has been charged with any criminal violation arising from these matters, but there can be no assurance that charges will not be brought.

                                13-16

         EPA Suit. On August 8, 1997, in United States of America v. Smithfield Foods, Inc. et al. (Civil Case No. 2:96:cv1204), a federal judge for the United States District Court for the Eastern District of Virginia imposed a $12.6 million civil penalty on the Company and its Smithfield Packing and Gwaltney subsidiaries. The Company recognized a nonrecurring charge of $12.6 million during the first quarter of fiscal 1998 with respect to this penalty. This suit was brought by the EPA for violations of the United States Clean Water Act before the Company's wastewater treatment facilities were connected to the HRSD system. The court found 6,982 days of violation. The Company asserted in its defense that approximately 5,500 of these violations were excused by the 1991 and 1994 Orders, which were issued by VSWCB in its role as primary enforcement authority under the federal-state Clean Water Act program. The Court held that the EPA was not bound by its awareness of, and failure to object to, those orders. The Company has appealed this and other aspects of the court's decision to the United States Court of Appeals for the Fourth Circuit in Richmond, Virginia. There can be no assurance as to the outcome of such appeal or any subsequent proceedings regarding this matter.

         Suit by Commonwealth Of Virginia. On August 30, 1996, VDEQ filed a civil suit under the laws of the Commonwealth of Virginia against the Company in the Circuit Court of the County of Isle of Wight, Virginia. This suit alleged a total of 22,517 discharge permit violations at the Gwaltney and Smithfield Packing facilities during the period from 1986 until such facilities were connected to the HRSD system in 1996 and 1997, respectively. The difference in the number of total violations charged by the EPA and the Commonwealth of Virginia is mainly attributable to their different methods of counting violations. The same categories of violations were involved in both suits, except that the Commonwealth of Virginia did not charge the Company with any permit violation excused by the 1991 and 1994 Orders. The Commonwealth's total was larger in part because the Commonwealth counted every missing record as a separate violation, and the EPA counted the number of days records were missing. In addition, the Commonwealth's suit alleged a separate violation for each failure to test chlorine levels every hour, failure to make certain required reports, and failure on certain days to properly staff the Company's facilities. While each violation is subject to a maximum penalty of $25,000, the Commonwealth's civil penalties policy is designed to recapture any economic benefit which accrued to the violator as a result of the noncompliance, and to impose a surcharge penalty for having committed such violations. In addition, the policy would increase the amount of penalties based upon the extent of environmental damage caused by the violations.

         At the beginning of the July 1997 trial of its case, the Commonwealth contended that the Company should pay a total of $6 million for the violations alleged, which included an alleged economic benefit of $4 million. In the middle of the trial, however, the Commonwealth voluntarily dismissed its suit. One week later, the Commonwealth refiled the same suit in Isle of Wight County Circuit Court. The Company has asked the Court to dismiss this second suit on double jeopardy and res judicata grounds. If the Commonwealth's charges go to trial again, the Company will argue that no economic benefit accrued to the Company and that no environmental damage was caused by the violations. There can be no assurance as to the outcome of any such proceeding.

         Bladen County, North Carolina Plant. The Company has been notified that DENR is considering enforcement action with respect to alleged violations of wastewater discharge limits at Smithfield's Bladen County, North Carolina plant. There can be no assurance as to the result of this investigation, but the Company does not expect the result to have a significant impact on the Company's financial position or results of operations.



Item 6.  Exhibits and Reports on Form 8-K.

         A.    Exhibits

         Exhibit 2.1 Lock-Up Agreement, dated as of December 18, 1997, between Smithfield Foods, Inc. and the members of the Schneider family set forth in Schedule B thereto (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement of Form S-4 filed with the Commission on February 18, 1998, registration number 333-91388).


         Exhibit 4.5 Five-Year Credit Agreement dated as of July 10, 1997, among Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and The Chase Manhattan Bank, as Administrative Agent, relating to a $300,000,000 secured five-year revolving credit facility (incorporated by reference to Exhibit 4.5 of the Company's Form 10-K Annual Report for the fiscal year ended April 27, 1997); and Amendment No. 1 to the Five-Year Credit Agreement dated as of November 19, 1997.

         Exhibit 4.5(a) 364-Day Credit Agreement dated as of July 10, 1997, among Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and The Chase Manhattan Bank, as Administrative Agent, relating to a $50,000,000 secured 364-day revolving credit facility (incorporated by reference to Exhibit 4.5(a) of the Company's Form 10-K Annual Report for the fiscal year ended April 27, 1997); and Amendment No. 1 to the 364-Day Credit Agreement dated as of November 19, 1997.


                                        14-16

         Exhibit 4.6 Note Purchase Agreement dated as of July 15, 1996, among Smithfield Foods, Inc. and each of the Purchasers listed on Annex 1 thereto, relating to $140,000,000 of senior secured notes (incorporated by reference to Exhibit 4.7 to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1996); Amendment Number One to the Note Purchase Agreement dated as of July 15, 1997 (incorporated by reference to Exhibit 4.6 of the Company's Form 10-K Annual Report for the fiscal year ended April 27,
                           1997); and Amendment Number Two to the Note Purchase Agreement dated as of December 1, 1997.

         Exhibit 4.8 Indenture dated as of February 9, 1998, between Smithfield Foods, Inc. and SunTrust Bank, Atlanta, relating to the Company's issuance of $200,000,000 of 7-5/8% senior subordinated notes due 2008.

         Exhibit 4.8(a) Purchase Agreement dated as of February 4, 1998, between Smithfield Foods, Inc. and Chase Securities Inc. relating to the Company's issuance of $200,000,000 of 7-5/8% senior subordinated notes due 2008.

         Exhibit 4.8(b) Exchange and Registration Rights Agreement dated as of February 9, 1998, between Smithfield Foods, Inc. and Chase Securities Inc. relating to the Company's issuance of $200,000,000 of 7-5/8% senior subordinated notes due 2008.

         Exhibit 27        Financial Data Schedule



         B.    Reports on Form 8-K

                  1. A Current Report on Form 8-K for December 18, 1997, was filed with the Securities and Exchange Commission on December 24, 1997 to report, under Item 5, that the Company had reached an agreement with members of the Schneider Family who control approximately 75% of the voting shares and 17% of the nonvoting shares of Schneider Corporation on the terms of a proposed offer to purchase such shares.



                                     15-16

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SMITHFIELD FOODS, INC.


                                      /s/ AARON D. TRUB
                                      -----------------------------
                                      Aaron D. Trub
                                      Vice President, Secretary and Treasurer



                                      /s/ C. LARRY POPE
                                      -----------------------------
                                      C. Larry Pope
                                      Vice President and Controller


Date:  March 16, 1998



                                   16-16