Form 10-Q/A
period 1998-02-01
SMITHFIELD FOODS INC
filed 1998-06-17
CIK 91388

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



      For the transition period from...............to.....................


                         COMMISSION FILE NUMBER 0-2258

                             SMITHFIELD FOODS, INC.
                              200 Commerce Street
                              Smithfield, VA 23430

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



                                                                Yes   x     No


          Class                           Shares outstanding at March 13, 1998
-----------------------------           ---------------------------------------
Common Stock, $.50 par value                           37,537,362

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

This Form 10-Q is amended pursuant to Item 601(c) of Regulation S-K to restate certain previously submitted Financial Data Schedules. The restatement is necessary for the retroactive presentation required in Statement of Financial Accounting Standards No. 128, "Earnings per Share." The restated schedules are included as Exhibits 27.1 through 27.4 to this amended Form 10-Q. The original
Exhibit 27 - Financial Data Schedule is hereby deleted.

         A.    Exhibits


         Exhibit 27.1      Financial Data Schedule for fiscal year 1998

         Exhibit 27.2      Financial Data Schedule for fiscal year 1997

         Exhibit 27.3      Financial Data Schedule for fiscal year 1996

         Exhibit 27.4      Financial Data Schedule for fiscal year end 1995



         B.    Reports on Form 8-K

                  None to add with this amendment.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SMITHFIELD FOODS, INC.


                                       /s/ AARON D. TRUB
                                       ---------------------------------------
                                       Aaron D. Trub
                                       Vice President, Secretary and Treasurer



                                       /s/ C. LARRY POPE
                                       ---------------------------------
                                        C. Larry Pope
                                        Vice President and Controller


Date:  April 27, 1998