Form 10-K
period 1998-05-03
SMITHFIELD FOODS INC
filed 1998-07-30
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                   FORM 10-K

                      ------------------------------------

  (Mark One)

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended May 3, 1998

                                       or

        [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from             to

                         Commission file number: 0-2258

                             SMITHFIELD FOODS, INC.
             (Exact name of registrant as specified in its charter)

                Virginia                                        52-0845861
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)
          200 Commerce Street
          Smithfield, Virginia                                    23430
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates as of July 10, 1998 was approximately $844,100,548. This figure was calculated by multiplying (i) the $29-5/16 last sales price of Registrant's Common Stock as reported on The Nasdaq National Market on July 10, 1998 by (ii) the number of shares of Registrant's Common Stock not held by any officer or director of the Registrant or any person known to the Registrant to own more than five percent of the outstanding Common Stock of the Registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the Registrant is in fact an affiliate of the Registrant.

         At July 10, 1998, 37,537,362 shares of the Registrant's Common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 27, 1998.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM
 NUMBER                                                                   PAGE

                                     PART I

1.   Business............................................................  3
        General........................................................... 3
        Business Strategy................................................. 4
        Revenue by Source..................................................5
        Fresh Pork Products .............................................. 5
        Processed Meat Products........................................... 5
        Raw Materials .................................................... 6
        Customers and Marketing .......................................... 6
        Trademarks ........................................................7
        Distribution...................................................... 7
        Competition ...................................................... 7
        Employees .........................................................8
        Regulation ....................................................... 8
2.   Properties ..........................................................10
3.   Legal Proceedings .................................................. 11
4.   Submission of Matters to a Vote
                  of Security Holders ................................... 11
4A.  Executive Officers of the Company ...................................12

                                    PART II

5.   Market for Company's Common Equity
        and Related Stockholder Matters ..................................14
6.   Selected Financial Data .............................................15
7.   Management's Discussion and Analysis of
        Financial Condition and Results of Operations ....................16
8.   Financial Statements and Supplementary Data .........................20
9.   Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure ...........................20

                                    PART III

10.  Directors and Executive Officers of the Company .....................21
11.  Executive Compensation ..............................................21
12.  Security Ownership of Certain Beneficial Owners
        and Management ...................................................21
13.  Certain Relationships and Related Transactions ......................21

                                    PART IV

14.  Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K...........................................22

SIGNATURES ..............................................................S-1

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ..........F-1

                                     PART I


ITEM 1.      BUSINESS


General

         Smithfield Foods, Inc. ("Smithfield Foods" or the "Company"), as a holding company, conducts its pork processing operations through five principal subsidiaries: Gwaltney of Smithfield, Ltd. ("Gwaltney") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"), both based in Smithfield, Virginia; John Morrell & Co. ("John Morrell"), based in Cincinnati, Ohio; Patrick Cudahy Incorporated ("Patrick Cudahy"), based in Cudahy, Wisconsin; and Lykes Meat Group, Inc. ("Lykes"), based in Plant City, Florida. The Company also conducts hog production operations through its 86% owned subsidiary, Brown's of Carolina, Inc. ("Brown's") and through a 50% interest in Smithfield-Carroll's ("Smithfield-Carroll's"), a joint hog production arrangement between the Company and Carroll's Foods of Virginia, Inc., an affiliate of Carroll's Foods, Inc., one of the largest hog producers in the United States. Both Brown's and Smithfield-Carroll's produce hogs for the Company's pork processing plants in Bladen County, North Carolina and Smithfield, Virginia. The Company is also a participant in the Circle Four joint hog production arrangement ("Circle Four") with certain of the principal hog suppliers for the Company's Eastern operations, which conducts hog production operations in Milford, Utah. The hogs produced by Circle Four are sold to an unrelated party. In this report, references to "Smithfield Foods" or the "Company" are to Smithfield Foods, Inc. together with all of its subsidiaries, unless the context otherwise indicates.

         The Company believes it is the largest combined pork slaughterer and further processor of pork in the United States. Smithfield Foods produces a wide variety of fresh pork and processed meat products which it markets domestically and internationally to over 25 foreign markets, including Japan, Russia and Mexico. Since 1975, when current management assumed control of the Company, Smithfield Foods has expanded its production capacity and markets through a combination of strong internal growth and selective acquisitions of regional and multi-regional companies with well-recognized brand identities. The Company's brands include Smithfield Premium, Smithfield Lean Generation Pork, Gwaltney, John Morrell, Patrick Cudahy and Lykes.

         To complement its hog slaughtering and further processing operations, the Company has vertically integrated into hog production through Brown's and Smithfield-Carroll's. These hog production operations collectively accounted for 10.8% of the hogs the Company slaughtered in fiscal 1998. In addition, the Company obtains a substantial part of its hogs under market-indexed, multi-year agreements with several of the nation's largest suppliers of high quality hogs, strategically located in proximity to the Company's hog slaughtering and further processing operations in North Carolina and Virginia. These suppliers accounted for 42.9% of the hogs the Company slaughtered in fiscal 1998.

         The Company's fresh pork and processed meats are available nationwide. In a number of markets, the Company's brands are among the leaders in selected product categories. In recent years, as consumers have become more health conscious, the Company has broadened its product line to include leaner fresh pork products as well as fat-free, lower fat and lower salt processed meats. Management believes that leaner pork products combined with the pork industry's efforts to heighten public awareness of pork as an attractive protein source have led to increased consumer demand for pork products. In order to capture the growing market for lower fat products, the Company has developed, and is marketing on a national basis, a line of extremely lean, premium fresh pork products under the Smithfield Lean Generation Pork brand to selected retail chains and institutional foodservice customers.


Business Strategy

         Since 1975, when current management assumed control, Smithfield Foods has expanded both its production capacity and its markets through a combination of strong internal growth and the acquisition of regional and multi-regional companies with well-recognized brand identities. In fiscal 1982, the Company acquired Gwaltney, then Smithfield Packing's principal Mid-Atlantic competitor. This acquisition doubled the Company's sales and slaughter capacity and added several popular lines of branded products along with a highly efficient hot dog and lunch meats production facility. The proximity of Gwaltney to Smithfield Packing allowed for synergies and cost savings in manufacturing, purchasing, engineering and transportation.

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

         In December 1995, the Company acquired John Morrell, a major Midwestern pork processor with primary markets in the Midwest, Northeast and Western United States. This acquisition changed the Company's character from a large multi-regional pork processor to one with national distribution. It also doubled the Company's sales and slaughter capacity, added several popular lines of branded processed meat products along with four efficient processing facilities and more than doubled the Company's international sales. The Company believes that John Morrell's strength in smoked sausage, hot dogs, lunch meats, bacon and smoked hams complements the strong smoked meats, hot dog and bacon business of the Company's Eastern operations. The acquisition of John Morrell also presented substantial opportunities for cost savings in the areas of processing, marketing, purchasing and distribution.

         In November 1996, the Company acquired the assets and businesses of Lykes. Lykes is a pork processor with primary markets in the South and Southeast. Lykes produces branded processed meats, including bacon, hot dogs, and breakfast and dinner sausages, under the Lykes and Sunnyland brands.

         The Company's business is based around four strategic initiatives: (i) vertical integration into hog production through Company-owned hog production operations and long-term partnerships and alliances with large and efficient hog producers; (ii) use of genetics which produce hogs that are among the leanest commercially available to enable the Company to market highly differentiated pork products; (iii) continued growth through strategic acquisitions; and (iv) a heightened emphasis on expansion into international markets.

         As a complement to the Company's hog processing operations, the Company has vertically integrated into highly efficient hog production through Brown's and Smithfield-Carroll's. In addition, the Company is supplementing the hogs it obtains from these hog production operations with market-indexed, multi-year agreements with several of the nation's largest suppliers of high quality hogs, strategically located in proximity to the Company's hog slaughtering and further processing operations in North Carolina and Virginia, including Carroll's Foods, Inc., Maxwell Foods, Inc., Murphy Family Farms, Inc. and Prestage Farms, Inc.

         In May 1991, Smithfield-Carroll's acquired from National Pig Development Company ("NPD"), a British firm, the exclusive United States franchise rights for genetic lines of specialized breeding stock. Smithfield-Carroll's has sub-licensed these franchise rights to certain of the Company's strategic partners. The hogs produced by these genetic lines are among the leanest hogs commercially available, and enable the Company to market highly differentiated pork products. Management believes that the leanness and increased meat yields of these hogs will, over time, improve the Company's profitability with respect to both fresh pork and processed meat. In fiscal 1998, the Company processed 2.5 million NPD hogs and expects to increase that number substantially in future years.


Revenues by Source

         The Company's sales are in one industry segment, meat processing. The following table shows for the fiscal periods indicated the percentages of the Company's revenues derived from fresh pork, processed meats, and other products.

                              1998   1997     1996     1995    1994
                              ----   ----     ----     ----    ----
Fresh Pork.................    56%    59%      59%      51%     48%
Processed Meats............    40%    37%      37%      45%     49%
Other Products.............     4%     4%       4%       4%      3%
                              ---    ---     ----     ----    ----
                              100%   100%     100%     100%    100%
                              ===    ===      ===      ===     ===


         The increase in percentage of revenues derived from fresh pork since fiscal 1994 resulted principally from an increase in the number of hogs slaughtered at its Bladen County, North Carolina plant. The meat industry is generally characterized by narrow margins; however, profit margins on processed meats are greater than profit margins on fresh pork and on other products.


Fresh Pork Products

         The Company is one of the largest fresh pork processors in the United States. The Company slaughters hogs at five of its plants (three in the Southeast and two in the Midwest),with a current aggregate slaughter capacity of 78,300 hogs per day. The Company owns a fourth plant in the Southeast not currently in operation, which has the capacity to slaughter an additional 6,500 hogs per day. A substantial portion of the Company's fresh pork is sold to retail customers as unprocessed, trimmed cuts such as loins (including roasts and chops), butts, picnics and ribs. The Company also sells hams, bellies and trimmings to other further processors. The Company is putting greater emphasis on the sale of value-added, higher margin fresh pork products, such as boneless loins, hams, butts and picnics. In addition, the Company provides its own processing operations with raw material of much higher quality and freshness than that generally available through open market purchases.

         The Company is marketing an extensive product line of NPD fresh pork cuts (including boneless loins, shoulder cuts, chops, ribs and processed and cubed pork) under the Smithfield Lean Generation Pork brand to selected retail chains and institutional foodservice customers. Smithfield Packing has also developed a case-ready pork program designed to supply supermarket chains with pre-packaged, weighed, labeled and priced fresh pork, ready for immediate sale to the consumer. Management believes that these initiatives, over time, will result in greater brand identification and higher margins for the Company's fresh pork products.


Processed Meat Products

         The Company manufactures a wide variety of processed meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and lunch meats and specialty products such as pepperoni and dry salami. The Company markets its processed meat products under labels that include, among others, Smithfield, Smithfield Premium, Smithfield Lean Generation Pork, Gwaltney, Patrick Cudahy and John Morrell, as well as Dinner Bell, Esskay, Jamestown, Kretschmar, Luter's, Lykes, Peyton's, Tobin's First Prize and Valleydale. The Company also sells a substantial quantity of processed meats as private label products. The Company believes it is one of the largest producers of smoked hams and picnics in the United States.

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

         The Company produces its own hogs through Brown's and Smithfield-Carroll's and purchases hogs from several of the nation's largest hog producers strategically located in proximity to the Company's hog slaughtering and further processing operations in North Carolina and Virginia, such as Carroll's Foods, Inc., Maxwell Foods, Inc., Murphy Family Farms, Inc. and Prestage Farms, Inc., as well as from other independent hog producers and dealers located in the East, Southeast and Midwest. The Company obtained 10.8% of the hogs it processed in fiscal 1998 from Brown's and Smithfield-Carroll's. The Company's raw material costs fall when hog production at Brown's and Smithfield-Carroll's is profitable and conversely rise when such production is unprofitable. The profitability of hog production is directly related to the market price of live hogs and the cost of corn. Hog producers such as Brown's and Smithfield-Carroll's generate higher profits when hog prices are high and corn prices are low, and lower profits (or losses) when hog prices are low and corn prices are high. Management believes that hog production at Brown's and Smithfield-Carroll's furthers the Company's strategic initiative of vertical integration and reduces the Company's exposure to fluctuations in profitability historically experienced by the pork processing industry. The Company has also established multi-year agreements with Carroll's Foods, Inc., Maxwell Foods, Inc., Murphy Family Farms, Inc. and Prestage Farms, Inc. which provide the Company with a stable supply of high-quality hogs at market-indexed prices. These producers supplied 42.9% of the hogs processed by the Company in fiscal 1998.

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


Customers and Marketing

         The Company has significant market presence nationwide, and strong market positions in the Mid-Atlantic, Southeast, South and Midwest. The Company's fundamental marketing strategy is to sell large quantities of value-priced processed meat products as well as fresh pork to national and regional supermarket chains, wholesale distributors and the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers) and export markets. Management believes that this marketing approach reaches the largest number of value-conscious consumers without requiring large advertising and promotional campaigns. The Company uses both in-house salespersons as well as independent commission brokers to sell its products. In fiscal 1998, the Company sold its products to more than 3,500 customers, none of whom accounted for as much as 10% of the Company's revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment, and therefore, do not enter into formal long-term contracts. Management believes that its registered trademarks have been important to the success of its branded processed meat products.

         The Company in recent years has placed major emphasis on growing and expanding its international sales. In fiscal 1998, international sales comprised approximately 6% of the Company's total dollar sales. The Company provides the Japanese market with a line of unique branded, as well as other chilled and frozen unbranded, fresh pork products. In connection with export sales to Japan, the Company maintains a distributorship arrangement with Sumitomo Corporation of America. To serve other international markets, the Company may also enter into similar distribution and sales arrangements, as well as make international acquisitions or establish strategic joint ventures not only for product sales but also for hog production and pork processing. The Company also had export sales to Russia, Mexico and to more than two dozen other foreign countries in fiscal 1998. The Company expects continued growth in its international sales for the foreseeable future. International sales are subject to factors beyond the Company's control, such as tariffs, exchange rate fluctuations and changes in governmental policies. The Company conducts all of its export sales in U.S. dollars and therefore bears no currency translation risk.

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


Trademarks

         The Company owns and uses numerous marks, which are registered trademarks of the Company or are otherwise subject to protection under applicable intellectual property laws. The Company considers these marks and the accompanying goodwill and customer recognition valuable and material to its business.


Distribution

         The Company uses a private fleet of leased tractors and trailers, as well as independent common carriers, to distribute both fresh pork and processed meats to its customers, as well as to move raw material between plants for further processing. The Company coordinates deliveries and uses backhauling to reduce overall transportation costs. The Company distributes its products directly from certain of its plants and from leased distribution centers located in Connecticut, Indiana, Missouri, Kansas, Texas and California. In addition, during fiscal 1998, the Company completed a distribution center adjacent to its plant in Sioux Falls, South Dakota.


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

Employees

         As of May 3, 1998, the Company has approximately 19,500 employees, approximately 10,800 of whom are covered by collective bargaining agreements expiring between December 31, 1998 and May 5, 2002. The Company believes that its relationship with its employees is good.

Regulation

         Regulation Generally. Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by United States, state and other government entities, including the Environmental Protection Agency ("EPA") and corresponding state agencies such as the Virginia State Water Control Board ("VSWCB"), the Virginia Department of Environmental Quality ("VDEQ"), the North Carolina Department of Environment and Natural Resources ("DENR"), the Iowa Department of Natural Resources and the South Dakota Department of Environment Natural Resources, as well as the United States Department of Agriculture, the United States Food and Drug Administration and the United States Occupational Safety and Health Administration. Management believes that Smithfield Foods presently is in compliance with all such laws and regulations in all material respects, and that continued compliance with these standards will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, with respect to the litigation and investigations discussed below, the Company believes that the ultimate resolution of these suits will not have a material adverse effect on the Company's financial position or annual results of operations.

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

          Record-Keeping Violations. Under its discharge permit, the Company regularly tested wastewater to determine compliance with applicable effluent limitations. Federal and state laws require that records of such tests be maintained for three years. Failure to maintain these records may result in the imposition of civil penalties, and criminal sanctions may be imposed in the event of false reporting or destruction of records. In July 1994, the Company learned that records of many tests conducted from 1991 through early 1994 could not be found. Despite a careful search, most of these records were never found and are believed to have been destroyed. The employee responsible for the supervision of the tests and the maintenance of the test records was replaced and subsequently terminated. In October 1996, that former employee entered a guilty plea and was convicted in the United States District Court for the Eastern District of Virginia of 23 violations of the United States Clean Water Act, including records destruction and making false reports. Eight of these violations related to his duties as the Company's employee, while 15 violations were committed during his outside consulting activities for public and private entities unrelated to Smithfield Foods. Beginning in January 1998, several Company employees responsible for wastewater treatment were subpoenaed and testified before a federal grand jury in Norfolk, Virginia. Subsequently, the grand jury issued subpoenas requiring production of various environmental materials relating to the Company's Smithfield, Virginia wastewater and further testimony by Company employees. Neither the Company nor any of its other present or former employees has been charged with any criminal violation arising from these matters, but there can be no assurance that charges will not be brought.

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

         Suit by Commonwealth Of Virginia. On August 30, 1996, VDEQ filed a civil suit under the laws of the Commonwealth of Virginia against Smithfield Foods in the Circuit Court of the County of Isle of Wight, Virginia. This suit alleged a total of 22,517 discharge permit violations at the Gwaltney and Smithfield Packing facilities during the period from 1986 until such facilities were connected to the HRSD system in 1996 and 1997, respectively. The difference in the number of total violations charged by the EPA and the Commonwealth of Virginia is mainly attributable to their different methods of counting violations. The same categories of violations were involved in both suits, except that the Commonwealth of Virginia did not charge the Company with any permit violation excused by the 1991 and 1994 Orders. The Commonwealth's total was larger in part because the Commonwealth counted every missing record as a separate violation, and the EPA counted the number of days records were missing. In addition, the Commonwealth's suit alleged a separate violation for each failure to test chlorine levels every hour, failure to make certain required reports, and failure on certain days to properly staff Smithfield's facilities. While each violation is subject to a maximum penalty of $25,000, the Commonwealth's civil penalties policy is designed to recapture any economic benefit which accrued to the violator as a result of the noncompliance, and to impose a surcharge penalty for having committed such violations. In addition, the policy would increase the amount of penalties based upon the extent of environmental damage caused by the violations.

         At the beginning of the July 1997 trial of its case, the Commonwealth contended that the Company should pay a total of $6 million for the violations alleged, which included an alleged economic benefit of $4 million. In the middle of the trial, however, the Commonwealth voluntarily dismissed its suit. One week later, the Commonwealth refiled the same suit in Isle of Wight County Circuit Court. On June 29, 1998, the Court overruled the Company's motions to dismiss this second suit on double jeopardy and res judicata grounds. If the Commonwealth's charges go to trial again, the Company will present evidence to show and argue that, among other things, no economic benefit accrued to Smithfield Foods as a result of, and that no environmental damage was caused by, the violations. There can be no assurance as to the outcome of any such proceeding.
                                     - 9 -

ITEM 2.                    PROPERTIES

         The following table summarizes information concerning the principal plants and other materially important physical properties of the Company:

                                                                                                              APPROXIMATE
                                                                                              LAND AREA       FLOOR SPACE
           LOCATION                                OPERATION                                   (ACRES)         (SQ. FT.)
--------------------------------------------------------------------------------------------------------------------------
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
801 East Kemper Road                   smoked sausage and smoked hams
Springdale, Ohio

                                                                                                              APPROXIMATE
                                                                                             LAND AREA        FLOOR SPACE
      LOCATION                                     OPERATION                                  (ACRES)          (SQ. FT.)
------------------------------------------------------------------------------------------------------------------------
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

                                                       POSITION                          BUSINESS EXPERIENCE
              NAME AND AGE                         WITH THE COMPANY                     DURING PAST FIVE YEARS
------------------------------------------------------------------------------------------------------------------
Joseph W. Luter, III  (59)              Chairman of the Board and               Mr. Luter has served as Chairman
                                        Chief Executive Officer of the          of the Board and Chief Executive
                                        Company                                 Officer since 1975.  Prior to May
                                                                                1995, he also served as President
                                                                                of the Company.

Lewis R. Little  (54)                   President and Chief Operating           Mr. Little was elected President
                                        Officer of the Company, Lykes           and Chief Operating Officer of the
                                        and Smithfield Packing                  Company and Smithfield Packing
                                                                                in November 1996 and President
                                                                                and Chief Operating Officer of
                                                                                Lykes in June 1998.  From May
                                                                                1993 until November 1996, he was
                                                                                President and Chief Operating
                                                                                Officer of Gwaltney. Prior to May
                                                                                1993, Mr. Little served as
                                                                                Executive Vice President of
                                                                                Gwaltney.

Timothy A. Seely (48)                   President and Chief Operating           Mr. Seely was elected President
                                        Officer of Gwaltney                     and Chief Operating Officer of
                                                                                Gwaltney in November 1996.
                                                                                Prior to that time, he was Vice
                                                                                President, Sales and Marketing,
                                                                                Fresh Meats, of Gwaltney.

Roger R. Kapella (56)                   President and Chief Operating           Mr. Kapella has served as
                                        Officer of Patrick Cudahy               President and Chief Operating
                                                                                Officer of Patrick Cudahy since
                                                                                1986.

Joseph B. Sebring  (51)                 President and Chief Operating           Mr. Sebring has served as
                                        Officer of John Morrell                 President and Chief Operating
                                                                                Officer of John Morrell since May
                                                                                1994.  Between 1992 and May
                                                                                1994, he served as President and
                                                                                Chief Executive Officer of Indiana
                                                                                Packers Company.  Prior to 1992,
                                                                                Mr. Sebring was Executive Vice
                                                                                President of Fresh Mark, Inc.


                                                       POSITION                          BUSINESS EXPERIENCE
              NAME AND AGE                         WITH THE COMPANY                     DURING PAST FIVE YEARS
------------------------------------------------------------------------------------------------------------------
C. Larry Pope  (43)                     Vice President, Finance of the          Mr. Pope was elected Vice
                                        Company                                 President, Finance of the Company
                                                                                in July 1998. He joined the Company
                                                                                as Controller in 1980 and served
                                                                                as Vice President and Controller
                                                                                from August 1995 to July 1998.

Aaron D. Trub  (63)                     Vice President, Chief Financial         Mr. Trub has served as Vice
                                        Officer and Secretary of the            President and Secretary  of the
                                        Company                                 Company since 1978.  Prior to
                                                                                July 1998, he also held the position
                                                                                of Treasurer. In July 1998, he was
                                                                                elected Chief Financial Officer of
                                                                                the Company.

Richard J. M. Poulson  (59)             Vice President and Senior Advisor       Mr. Poulson joined the Company
                                        to the Chairman                         as Vice President and Senior
                                                                                Advisor to the Chairman in July
                                                                                1998. Between 1994 and 1998, he
                                                                                was a senior managing director of
                                                                                the Appian Group, a private
                                                                                merchant bank with offices in
                                                                                Washington, D.C. and Paris.
                                                                                Prior to 1994, Mr. Poulson was a
                                                                                senior corporate partner with the
                                                                                law firm of Hogan & Hartson, in
                                                                                Washington, D.C. and London.

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


                                                         Range of Sales Prices
                                                      -------------------------

                                                             High       Low
                                                      -------------------------


Fiscal year ended April 27, 1997
    First quarter ...................................       $15.00     $11.31
    Second quarter ..................................        16.25      11.62
    Third quarter ...................................        19.31      14.25
    Fourth quarter ..................................        24.75      16.19

Fiscal year ended May 3, 1998
    First quarter....................................        31.12      22.00
    Second quarter...................................        33.87      22.75
    Third quarter....................................        35.62      24.37
    Fourth quarter...................................        36.37      28.62


Holders

         As of July 10,  1998,  there  were 1,143  record  holders of the Common
Stock.


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


                                                                             FISCAL YEAR ENDED
                                                 ---------------------------------------------------------------------------

                                                     May 3,       April 27,      April 28,      April 30,       May 1,
                                                      1998          1997           1996           1995           1994
                                                 ---------------------------------------------------------------------------

                                                                   (In thousands, except per share data)


INCOME STATEMENT DATA:
   Sales........................................   $  3,867,442  $  3,870,611    $ 2,383,893   $  1,526,518   $  1,403,485
   Cost of sales ...............................      3,479,828     3,549,673      2,203,626      1,380,586      1,287,880
                                                 --------------------------------------------------------------------------
   Gross profit ................................        387,614       320,938        180,267        145,932        115,605
   Selling, general and administrative
     expenses ..................................        219,861       191,225        103,095         61,723         50,738
   Depreciation expense.........................         42,300        35,825         25,979         19,717         21,327
   Interest expense.............................         31,891        26,211         20,942         14,054         11,605
   Nonrecurring charge..........................         12,600             -              -              -              -
                                                 ---------------------------------------------------------------------------
   Income from continuing operations before
      income taxes and change in accounting
      for income taxes..........................         80,962        67,677         30,251         50,438         31,935
   Income taxes.................................         27,562        22,740         10,465         18,523         12,616
                                                 ---------------------------------------------------------------------------
   Income from continuing operations
      before change in accounting for
      income taxes..............................         53,400        44,937         19,786         31,915         19,319
   Income (loss) from discontinued operations...              -             -         (3,900)        (4,075)           383
                                                 ---------------------------------------------------------------------------
      Net income................................   $     53,400   $    44,937    $    15,886  $      27,840   $     19,702
                                                 ===========================================================================


DILUTED INCOME (LOSS) PER SHARE:
   Continuing operations before cumulative
      effect of change in accounting for
      income taxes..............................   $       1.34  $       1.17    $        53  $          92   $        .55
   Discontinued operations......................              -             -           (.11)          (.12)           .01
   Cumulative effect of change in
      accounting for income taxes...............              -             -              -              -              -
                                                   -------------------------------------------------------------------------
   Net income...................................   $       1.34  $       1.17    $       .42  $         .80   $        .56
                                                   =========================================================================
   Average diluted shares outstanding...........         39,732        38,558         35,000         33,923         33,697



BALANCE SHEET DATA:
   Working capital..............................   $    259,188  $    164,312    $    88,026  $      60,911   $     81,529
   Total assets.................................      1,083,645       995,254        857,619        550,225        452,279
   Long term debt and capital lease
      obligations...............................        407,272       288,486        188,618        155,047        118,942
   Shareholders' equity.........................        361,010       307,486        242,516        184,015        154,950

OPERATING DATA:
   Fresh pork sales (pounds)....................      2,539,221     2,320,477      1,635,300        955,290        820,203
   Processed meats sales (pounds)...............      1,370,232     1,218,835        839,341        774,615        661,783
   Total hogs purchased.........................         17,952        16,869         12,211          8,678          7,414




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis set forth below should be read in conjunction with the Company's consolidated financial statements (including the notes thereto) appearing elsewhere in this Form 10-K.

Introduction

         The Company is comprised of a Meat Processing Group ("MPG") and a Hog Production Group ("HPG"). The MPG consists of five pork processing subsidiaries, Gwaltney, John Morrell, Lykes, Patrick Cudahy, and Smithfield Packing. The HPG consists of Brown's and the Company's interests in Smithfield-Carroll's and Circle Four.

Acquisitions

         The Company has expanded through selective acquisitions of regional and multi-regional meat processing companies with well-recognized brand identities. The Company acquired John Morrell in December 1995 and Lykes in November 1996. The Company's fiscal 1998 operating results include those of John Morrell and Lykes for the full fiscal year. The Company's fiscal 1997 operating results include those of John Morrell for the full year and those of Lykes for 25 weeks. The Company's fiscal 1996 operating results include those of John Morrell for 18 weeks.

         In December 1997, the Company reached an irrevocable agreement with members of the Schneider family, the controlling shareholders, to purchase all of their shares in Schneider Corporation ("Schneider") as part of an offer by the Company to acquire all of the shares of Schneider. Schneider produces and markets fresh pork and a full line of processed meats in Canada and had revenues in its fiscal year ended October 1997 of US$512.7 million. A lawsuit contesting the acquisition was filed by a Canadian competitor and other Schneider shareholders. The court dismissed these claims, which have since been appealed. If the Company is successful in the appeals process, management anticipates that the acquisition will be completed in the second quarter of fiscal 1999.

Price-Risk Management

         Substantially all of the Company's products are manufactured from commodity-based raw materials, primarily live hogs. The cost of live hogs is subject to wide fluctuations due to unpredictable factors such as the price of corn and soybean meal (the principal feed ingredients for a hog), weather conditions, economic conditions, government regulation and other unforeseen circumstances. The pricing of the Company's fresh pork and processed meats are monitored and adjusted upward and downward in reaction to changes in the cost of the underlying raw materials. The unpredictability of the raw material costs limit the Company's ability to forward price fresh pork and processed meat products without the use of commodity contracts through a program of price-risk management. The Company uses price-risk management to enhance its ability to engage in forward sales contracts, where prices for future deliveries are fixed, by purchasing (or selling) commodity contracts for future periods to reduce or eliminate the effect of fluctuations in future raw material costs on the profitability of the related sales. While this may tend to limit the Company's ability to participate in gains from favorable commodity price fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. In addition, the Company utilizes commodity contracts for live hogs and corn to manage hog production margins when management determines that conditions are appropriate for such hedges. The particular hedging methods employed and the time periods for the contracts depend on a number of factors, including the availability of adequate contracts for the respective periods for the hedges. The Company attempts to closely match the commodity contract expiration periods with the dates for product sale and delivery. As a result, gains and losses from hedging transactions are recognized when the related sales are made and the hedges are lifted.

         As of May 3, 1998 and April 27, 1997, the Company had deferred $1.9 million and $2.2 million, respectively, of unrealized hedging gains on outstanding futures contracts. As of May 3, 1998 and April 27, 1997, the Company had open futures contracts with fair values of $59.6 million and $44.3 million, respectively. As of May 3, 1998 and April 27, 1997, the Company had deposits with brokers for outstanding futures contracts of $10.9 million and $3.5 million, respectively, included in prepaid expenses and other current assets.

         For open futures contracts, the Company uses a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of May 3, 1998, the potential change in fair value of open futures contracts, assuming a 10% change in the underlying commodity price, was $2.1 million.

Operations

         Fiscal 1998 represented 53 weeks of operations compared to fiscal 1997 and 1996, each of which represented 52 weeks of operations. Accordingly, sales and all expense categories in fiscal 1998 reflect the impact of an additional week of operations compared to fiscal 1997.

         Fiscal 1998 Compared to Fiscal 1997.

         Sales in fiscal 1998 were flat compared to fiscal 1997. Sales reflected a 9.4% increase in sales tonnage offset by a 9.0% decrease in unit sales prices, reflecting the impact of lower live hog costs. The increase in sales tonnage reflected a 9.4% increase in fresh pork tonnage, a 12.4% increase in processed meats tonnage and a 4.5% increase in the tonnage of other products. The increase in fresh pork tonnage was primarily related to an increase in the number of hogs slaughtered at the Company's Sioux City, Iowa and Bladen County, North Carolina plants. The increase in processed meats tonnage was primarily related to Lykes.

         Cost of sales decreased $69.8 million, or 2.0%, in fiscal 1998, reflecting the increased sales tonnage offset by a 17.3% decrease in live hog costs.

         Gross profit increased $66.7 million, or 20.8%, in fiscal 1998 compared to fiscal 1997. The increase in gross profit reflected sharply improved margins on higher sales of both fresh pork (56.1% of dollar sales) and processed meats (40.2% of dollar sales).

         Selling, general and administrative expenses increased $28.6 million, or 15.0%, in fiscal 1998. This increase was primarily due to Lykes and to higher selling, marketing and product promotion costs associated with intensified efforts to market branded fresh pork and processed meats.

         Depreciation expense increased $6.5 million, or 18.1%, in fiscal 1998. The increase was primarily due to completed capital projects at several of the Company's processing plants and to Lykes.

         Interest expense increased $5.7 million, or 21.7%, in fiscal 1998, reflecting the higher cost of long-term debt placed during the past two fiscal years and higher average borrowing costs related to higher levels of inventory and accounts receivable in the first half of fiscal 1998.

         A nonrecurring charge of $12.6 million in fiscal 1998 reflected the imposition of civil penalties against the Company by the U.S. District Court for the Eastern District of Virginia in a civil action brought by the U.S. Environmental Protection Agency. The Company has appealed the Court's judgment to the U.S. Court of Appeals for the Fourth Circuit.

         Income before income taxes in fiscal 1998 was adversely affected by a loss of $1.2 million at the HPG compared to a $20.7 million profit in fiscal 1997.

         The effective income tax rate for fiscal 1998 increased to 34.0% from 33.6% in fiscal 1997, reflecting the impact of the $12.6 million nondeductible nonrecurring charge offset by a lower tax rate on increased foreign sales, benefits related to certain insurance contracts, and employment-related tax credits. Excluding the nonrecurring charge, the effective income tax for fiscal 1998 decreased to 29.5% from 33.6% in fiscal 1997. The Company had no valuation allowance related to income tax assets as of May 3, 1998, and there was no change in the valuation allowance during fiscal 1998.

         Excluding the nonrecurring charge, net income was $66.0 million, or $1.66 per diluted share, in fiscal 1998. Including the nonrecurring charge, net income increased to $53.4 million in fiscal 1998, or $1.34 per diluted share, from $44.9 million, or $1.17 per diluted share, in fiscal 1997.

         Fiscal 1997 Compared to Fiscal 1996.

         Sales in fiscal 1997 increased $1.49 billion, or 62.4%, from fiscal 1996. This increase was due to the inclusion of the sales of John Morrell and Lykes, significant increases in unit sales prices for both fresh pork and processed meats, and increased sales of fresh pork related to an increase in the number of hogs slaughtered at the Company's Bladen County, North Carolina plant. The increase in unit sales prices reflected the pass-through of higher raw material costs due to an 18.8% increase in live hog costs. The increase in sales reflected a 41.9% increase in fresh pork tonnage and a 45.2% increase in processed meats tonnage, primarily related to John Morrell and Lykes.

         Cost of sales increased $1.35 billion, or 61.1%, in fiscal 1997, reflecting the increased sales tonnage and increased live hog costs.

         Gross profit increased $140.7 million, or 78.0%, in fiscal 1997 compared to fiscal 1996, reflecting the inclusion of the operations of John Morrell and Lykes and increased overall margins at the Company's other operating subsidiaries. The increase in gross profit reflected significantly improved margins on sales of processed meats (37.3% of dollar sales) that were somewhat offset by lower margins on sales of fresh pork (58.9% of dollar sales). Fresh pork margins were adversely impacted by relatively high hog costs due to a shortage of live hogs, excess industry slaughter capacity and strong competition at the retail level from comparatively lower-priced beef and chicken.

         Selling, general and administrative expenses increased $88.1 million, or 85.5%, in fiscal 1997. This increase was primarily due to John Morrell and Lykes.

         Depreciation expense increased $9.8 million, or 37.9%, in fiscal 1997. The increase was primarily due to John Morrell and Lykes.

         Interest expense increased $5.3 million, or 25.2%, in fiscal 1997, reflecting borrowings to finance the acquisition of Lykes, increased carrying costs on higher levels of inventories and accounts receivable related to higher live hog costs and the higher cost of long-term debt placed during the fiscal year.

         Income before income taxes was favorably affected by a $20.7 million profit at the HPG in fiscal 1997 compared to a $10.8 million profit in fiscal 1996.

         The effective income tax rate in fiscal 1997 decreased to 33.6% from 34.6% in fiscal 1996, reflecting a lower tax rate on increased foreign sales and a reduction in the effective rate of state income taxes. The Company had no valuation allowance related to income tax assets as of April 27, 1997, and there was no change in the valuation allowance during fiscal 1997.

         Income from continuing operations increased $25.1 million in fiscal 1997, reflecting the operating results of John Morrell for the full fiscal year, significantly improved margins on processed meats and substantially increased profitability of the HPG.

          Reflecting the factors discussed above, net income increased to $44.9 million, or $1.17 per diluted share, in fiscal 1997, up from $15.9 million, or $.42 per diluted share, in the prior fiscal year.


Financial Condition

     The pork processing industry is characterized by high sales tonnage and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its inventories and accounts receivable highly liquid and readily convertible into cash. Borrowings under the Company's credit facilities are used to finance increases in the levels of inventories and
accounts    receivable    resulting  from seasonal   and other  market-related
fluctuations in raw material costs. The demand for seasonal borrowings usually peaks in early November when ham inventories are at their highest levels, and borrowings are repaid in January when accounts receivable generated by sales of the hams are collected.

         In July 1997, the Company entered into loan agreements with a bank group providing for $350 million in revolving credit facilities, consisting of a five-year $300 million revolving credit facility and a 364-day $50 million revolving credit facility. In connection with this refinancing, the Company repaid all borrowings under its previous $300 million credit facilities, which were terminated. The 364-day $50 million revolving credit facility was terminated in February 1998.

         Average borrowings under the facilities were $149.7 million in fiscal 1998, $165.1 million in fiscal 1997 and $133.4 million in fiscal 1996 at average interest rates of approximately 7% for each year. Maximum borrowings were $247.0 million in fiscal 1998, $215.0 million in fiscal 1997 and $179.8 million in fiscal 1996. There were no borrowings under the facility as of May 3, 1998. The outstanding borrowings were $150.0 million as of April 27, 1997 at an average interest rate of 7%.

         In February 1998, the Company issued $200 million in aggregate principal amount of 10-year 7.625% senior subordinated notes. The net proceeds from the sales of the notes were used to repay indebtedness under the Company's $300 million revolving credit facility with the balance invested in short-term marketable debt securities.

         Capital expenditures totaled $92.9 million in fiscal 1998 and included renovation and expansion of certain of the Company's processing plants, as well as the acquisition of an idle slaughter plant in South Dakota and hog production facilities in North Carolina. In addition, during fiscal 1998, the Company acquired substantially all of the assets and business of Curly's Foods, Inc. and certain of the assets and business of Mohawk Packing Co. for an aggregate $15.9 million in cash plus $11.8 million of assumed liabilities. The capital expenditures and the business acquisitions were funded with internally generated funds.

         As of May 3, 1998, the Company had definitive commitments of $18.9 million for capital expenditures primarily to increase its processed meats and value-added fresh pork capacities at several of its processing plants and to replace and upgrade portions of its hardware and software in response to the Year 2000. The Company plans to make capital expenditures in fiscal 1999 to expand its hog production operations and to increase its processed meats business through strategic acquisitions and joint ventures, both in the United States and internationally. This will be funded by cash flows from operations and borrowings under the $300 million revolving credit facility.

         The Company's various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, current ratio, fixed charges, capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets, and payment of dividends to shareholders.

Year 2000

         Management has assessed and is in the process of modifying or replacing the Company's affected hardware and software and is evaluating whether external service providers, significant vendors and customers are taking the appropriate action to remedy problems associated with the Year 2000. Management expects to have substantially all of the systems and application changes completed by the end of fiscal 1999 (May 2, 1999) and believes that its level of preparedness is appropriate. Management is currently in the process of quantifying the costs associated with the Year 2000; however, the ultimate costs are still not determinable. Costs are being charged to expense as incurred with the exception of hardware and software costs that are capitalizable in accordance with generally accepted accounting principles. The costs of the project and the expected completion dates are based on management's best estimates, which were derived using assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that could influence the results may include, but are not limited to, the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes and similar uncertainties.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         (a) Information required by this Item regarding directors and all persons nominated or chosen to become directors is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 27, 1998.

         (b) Information required by this Item regarding the executive officers of the Company is included in Part I, Item 4A of this report.

         There is no family relationship between any of the persons named in response to Item 10.


ITEM 11.     EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 27, 1998.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 27, 1998.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 27, 1998.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

         (a) 1.  and  2.   Index to Financial Statements and Financial Statement
             Schedule

         An "Index to Financial Statements and Financial Statement Schedule" has been filed as a part of this Form 10-K Annual Report on page F-1 hereof.

             3.  Exhibits


Exhibit 3.1      --    Articles  of  Incorporation  of the  Company,  as
                       amended to date  (incorporated  by reference to Exhibit 2
                       to the  Company's  Current  Report on Form 8-K filed with
                       the Commission on September 5, 1997).
Exhibit 3.2      --    By-Laws  of  the  Company,  as  amended  to  date
                       (incorporated  by reference to Exhibit 3 to the Company's
                       Current  Report on Form 8-K filed with the  Commission on
                       September 5, 1997).
Exhibit 4.1      --    Articles of Incorporation of the Company, as amended to
                       date (see Exhibit  3.1  above).
Exhibit  4.2     --    Form  of  Certificate  representing  the Company's Common
                       Stock, par value $.50 per share (including  Rights
                       legend)  (incorporated by reference to Exhibit  6 to the
                       Company's  Current  Report on Form 8-K filed with the
                       Commission on September 5, 1997)
Exhibit 4.3      --    Form   of   Certificate   representing   Rights
                       (incorporated  by reference to Exhibit 5 to the Company's
                       Current  Report on Form 8-K filed with the  Commission on
                       September 5, 1997)
Exhibit 4.4      --    Rights  Agreement  dated as of May 1, 1998, by and
                       between the Company  and Harris  Trust and Savings  Bank,
                       Rights Agent.
Exhibit 4.5      --    Five-Year Credit Agreement dated as of July 10, 1997,
                       among Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and The Chase
                       Manhattan Bank, as Administrative Agent, relating to a $300,000,000 secured five-year revolving credit facility
                       (incorporated by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for its fiscal year ended April 27, 1997 filed with the Commission on July
                       25, 1997); and Amendment Number One to the Five-Year
                       Credit Agreement dated as of November 19, 1997
                       (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 1998 filed with the Commission on March 17, 1998).
Exhibit 4.5(a)     --  364-Day Credit Agreement dated as of July 10, 1997, among
                       Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and The Chase
                       Manhattan Bank, as Administrative Agent, relating to a $50,000,000 secured 364-day revolving credit facility
                       (incorporated by reference to Exhibit 4.5(a) of the Company's Annual Report on Form 10-K for its fiscal year ended April 27, 1997 filed with the Commission on July
                       25, 1997); and Amendment Number One to the 364-Day Credit
                       Agreement dated as of November 19, 1997 (incorporated by reference to Exhibit 4.5(a) to the Company's Quarterly
                       Report on Form 10-Q for the fiscal quarter ended February
                       1, 1998 filed with the Commission on March 17, 1998).

Exhibit 4.5(b)     --  Collateral   Agency,   Pledge  and  Security Agreement
                       dated as of July 10,  1997,  among  Smithfield Foods,
                       Inc., the Subsidiary Guarantors party thereto, The Chase
                       Manhattan Bank, as Collateral  Agent,  relating to the
                       Company's five-year revolving credit facility and its
                       364-  day  revolving  credit  facility  (incorporated  by
                       reference  to  Exhibit  4.5(b)  of the  Company's  Annual
                       Report on Form 10-K for its fiscal  year ended  April 27,
                       1997 filed with the Commission on July 25, 1997).
Exhibit 4.6        --  Note Purchase Agreement dated as of July 15, 1996, among
                       Smithfield Foods, Inc. and each of the Purchasers listed
                       on Annex 1 thereto, relating to $140,000,000 in senior
                       secured notes (incorporated by reference to Exhibit 4.7
                       to the Company's Form 10-Q Quarterly Report for the
                       fiscal quarter ended July 28, 1996); Amendment Number One
                       to the Note Purchase Agreement dated as of July 15, 1997
                       (incorporated by reference to Exhibit 4.6 of the
                       Company's Annual Report on Form 10-K for its fiscal year
                       ended April 27, 1997 filed with the Commission on July
                       25, 1997); Amendment Number Two to the Note Purchase
                       Agreement dated as of December 1, 1997 (incorporated by
                       reference to Exhibit 4.6 to the Company's Quarterly
                       Report on Form 10-Q for the fiscal quarter ended February
                       1, 1998 filed with the Commission on March 17, 1998); and
                       Amendment Number Three to the Note Purchase Agreement
                       dated as of January 30, 1998.
Exhibit 4.6(a)     --  Joint and Several Guaranty dated as of July 15, 1996, by
                       Gwaltney of Smithfield, Ltd., John Morrell & Co., The
                       Smithfield Packing Company, Incorporated, SFFC, Inc.,
                       Patrick Cudahy Incorporated, and Brown's of Carolina,
                       Inc. (incorporated by reference to Exhibit 4.7(a) to the
                       Company's Form 10-Q Quarterly Report for the fiscal
                       quarter ended July 28, 1996); and Amendment Number One to
                       the Note Purchase Agreement dated as of July 15, 1997
                       (incorporated by reference to Exhibit 4.6(a) to the
                       Company's Annual Report on Form 10-K for the fiscal year
                       ended April 27, 1997 filed with the Commission on July
                       25, 1997).
Exhibit 4.6(b)     --  Joint and Several Guaranty dated as of July 15, 1997,  by
                       Lykes  Meat  Group,  Inc.,  Sunnyland,   Inc., Valleydale
                       Foods,  Inc.,  Hancock's Old Fashioned Country Hams,
                       Inc.,  Copaz Packing  Corporation,  and Smithfield
                       Packing - Landover,  Inc.  (incorporated  by reference to
                       Exhibit  4.6(b) to the  Company's  Annual  Report on Form
                       10-K for the fiscal year ended April 27, 1997 filed with the Commission on July 25, 1997).
Exhibit 4.7        --  Master Lease  Agreement dated May 14, 1993 between
                       General  Electric  Capital  Corporation  and  Brown's  of
                       Carolina, Inc. (incorporated by reference to Exhibit 4.12 to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).
Exhibit 4.7(a)     --  Corporate  Guaranty by Smithfield  Foods,  Inc. dated May
                       14, 1993 (incorporated by reference to Exhibit 4.12(a) to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).
Exhibit 4.8        --  Indenture  between the Company and SunTrust  Bank,
                       Atlanta (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 10-Q for the fiscal quarter ended February 1, 1998 filed with the Commission on March 17, 1998).
Exhibit 4.8(a)     --  Purchase  Agreement  between  the  Company and Chase
                       Securities, Inc. (incorporated by reference to Exhibit 4.8(a) to the Company's Current Report on Form
                       10-Q for the fiscal quarter ended February 1, 1998 filed with the Commission on March 17, 1998).
Exhibit 4.8(b)     --  Registration  Rights  Agreement  between  the Company and
                       Chase  Securities,  Inc.  (incorporated  by reference  to
                       Exhibit  4.8(b) to the  Company's  Current Report on Form
                       10-Q for the fiscal quarter ended February 1, 1998 filed with the Commission on March 17, 1998).

Exhibit  10.1      --  Subscription  Agreement  dated  September 3, 1992 between
                       Smithfield Foods, Inc. and Carroll's Foods, Inc., covering 1,000,000 shares of Smithfield Foods, Inc. Common Stock (incorporated by reference to Exhibit 10.1 of the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993); and Amendment No. 1 to Subscription Agreement dated January 31, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1996 filed with the Commission on July 18, 1996).
Exhibit 10.2       --  Smithfield Foods, Inc. 1984 Stock Option Plan, as amended
                       (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).
Exhibit 10.3       --  Smithfield  Foods,  Inc.  1992 Stock Option Plan
                       (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).
Exhibit 10.4       --  Smithfield  Foods,  Inc.  Incentive  Bonus  Plan
                       applicable to the Company's Chairman of the Board and Chief Executive Officer (incorporated by reference to
                       Exhibit 10.8 to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995 filed with the Commission on July 28, 1995).
Exhibit 10.5       --  Smithfield  Foods, Inc. 1997 Incentive Bonus Plan
                       applicable to the Company's President and Chief Operating Officer (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1996 filed with the Commission on July 18, 1996).
Exhibit 10.6       --  Smithfield  Foods, Inc. 1998 Incentive Bonus Plan
                       applicable  to  the  Company's  Chief  Operating  Officer
                       (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K Annual Report for the fiscal year ended April 27, 1997 filed with the Commission on July 25, 1997).
Exhibit 10.7       --  Smithfield Foods, Inc. 1998 Stock Incentive Plan.
Exhibit 21         --  Subsidiaries of the Registrant.
Exhibit 23         --  Consent of Independent Public Accountants.
Exhibit 27         --  Financial Data Schedule.


         (b) Reports on Form 8-K

         1. Current Report on Form 8-K for February 9, 1998, was filed with the Commission on February 10, 1998, to report, under Item 5, the closing of a private offering of $200,000,000 aggregate principal amount of 7-5/8% Senior Subordinated Notes due 2008.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              SMITHFIELD FOODS, INC.


Date: July 27, 1998                                                    By:   /s/ JOSEPH W. LUTER, III
                                                                                 --------------------

                                                                       Joseph W. Luter, III
                                                                       Chairman of the Board and
                                                                       Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 27, 1998.



                           SIGNATURE                                                   TITLE


                                                               Chairman of the Board and Chief Executive
   /s/              JOSEPH W. LUTER, III                        Officer, and Director
------------------------------------------------
                     Joseph W. Luter, III
                                                               President and Chief Operating Officer,
   /s/                 LEWIS R. LITTLE                          and Director
------------------------------------------------
                        Lewis R. Little

                                                               Vice President, Chief Financial Officer
   /s/                  AARON D. TRUB                             and Secretary,  and Director
-----------------------------------------------                   (Principal-Financial-Officer)
                         Aaron D. Trub
                                                               Vice President, Finance
   /s/                  C. LARRY POPE                             (Principal Accounting Officer)
-----------------------------------------------
                         C. Larry Pope

                                                               Director
   /s/               ROBERT L. BURRUS, JR.
-----------------------------------------------
                     Robert L. Burrus, Jr.

                                                               Director
   /s/               F. J. FAISON, JR.
-----------------------------------------------
                       F. J. Faison, Jr.

                                                               Director
   /s/               JOEL W. GREENBERG
-----------------------------------------------
                       Joel W. Greenberg

                                                               Director
   /s/           GEORGE E. HAMILTON, JR.
-----------------------------------------------
                    George E. Hamilton, Jr.


                                    - S-1 -






                                                               Director

-----------------------------------------------
                      Richard J. Holland

                                                               Director
   /s/             ROGER R. KAPELLA
-----------------------------------------------
                       Roger R. Kapella

                                                               Director
   /s/            WILLIAM H. PRESTAGE
-----------------------------------------------
                      William H. Prestage

                                                               Director
   /s/              JOSEPH B. SEBRING
-----------------------------------------------
                       Joseph B. Sebring


                                    - S-2 -

                             SMITHFIELD FOODS, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE






                                                                                          PAGE(S)
                                                                                       -------------
    FINANCIAL STATEMENTS
     Report of Independent Public Accountants ............................................ F-2
     Consolidated Balance Sheets for the Fiscal Years Ended April 27, 1997,
        and May 3, 1998 .................................................................. F-3
     Consolidated Statements of Income for the Fiscal Years 1998, 1997, and 1996 ......... F-4
     Consolidated Statements of Cash Flows for the Fiscal Years 1998, 1997, and 1996 ..... F-5
     Consolidated Statements of Shareholders' Equity for the Fiscal Years ended April 28,
        1996, April 27, 1997, and May 3, 1998 ............................................ F-6
     Notes to Consolidated Financial Statements .......................................... F-7 to F-22
    FINANCIAL STATEMENT SCHEDULE
     Independent Public Accountants' Report on Financial Statement Schedule .............. F-23
     Schedule I -- Condensed Financial Information of Registrant ......................... F-24 to F-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE SHAREHOLDERS OF SMITHFIELD FOODS, INC.:

We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. (a Virginia corporation) and subsidiaries as of May 3, 1998, and April 27, 1997, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended May 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smithfield Foods, Inc. and subsidiaries as of May 3, 1998 and April 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 3, 1998, in conformity with generally accepted accounting principles.



                                                          ARTHUR ANDERSEN LLP



Richmond, Virginia
 June 10, 1998

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                         FISCAL YEARS ENDED
                                                                                   -------------------------------
                                                                                        MAY 3,         APRIL 27,
                                                                                         1998             1997
                                                                                   ---------------   -------------
                                                                                           (IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents .....................................................     $    60,522      $   25,791
 Accounts receivable less allowances of $1,541 and $1,499 ......................         156,091         166,094
 Inventories ...................................................................         249,511         253,276
 Prepaid expenses and other current assets .....................................          44,999          43,217
                                                                                     -----------      ----------
   Total current assets ........................................................         511,123         488,378
                                                                                     -----------      ----------
Property, plant and equipment:
 Land ..........................................................................          15,157          13,964
 Buildings and improvements ....................................................         240,032         205,523
 Machinery and equipment .......................................................         418,810         344,328
 Construction in progress ......................................................          31,873          50,578
                                                                                     -----------      ----------
                                                                                         705,872         614,393
 Less accumulated depreciation .................................................        (233,652)       (187,518)
                                                                                     -----------      ----------
   Net property, plant and equipment ...........................................         472,220         426,875
                                                                                     -----------      ----------
Other assets:
 Investments in partnerships ...................................................          49,940          44,582
 Goodwill, net of accumulated amortization of $1,964 and $1,716 ................          12,360           4,062
 Other .........................................................................          38,002          31,357
                                                                                     -----------      ----------
   Total other assets ..........................................................         100,302          80,001
                                                                                     -----------      ----------
                                                                                     $ 1,083,645      $  995,254
                                                                                     ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable .................................................................     $         -      $   77,500
 Current portion of long-term debt and captial lease obligations ...............           8,511           7,800
 Accounts payable ..............................................................         118,909         132,268
 Accrued expenses and other current liabilities ................................         124,515         106,498
                                                                                     -----------      ----------
   Total current liabilities ...................................................         251,935         324,066
                                                                                     -----------      ----------
Long-term debt and capital lease obligations ...................................         407,272         288,486
                                                                                     -----------      ----------
Other noncurrent liabilities:
 Pension and postretirement benefits ...........................................          38,486          55,320
 Deferred income taxes .........................................................          11,745           7,260
 Other .........................................................................          13,197          12,636
                                                                                     -----------      ----------
   Total other noncurrent liabilities ..........................................          63,428          75,216
                                                                                     -----------      ----------
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $1.00 par value, 1,000,000 authorized shares .................               -               -
 Common stock, $.50 par value, 100,000,000 and 25,000,000 shares authorized;
   37,537,362 and 19,196,681 issued ............................................          18,769           9,598
 Additional paid-in capital ....................................................          96,971         113,661
 Retained earnings .............................................................         245,270         191,870
 Treasury stock, at cost, 437,000 shares .......................................               -          (7,643)
                                                                                     -----------      ----------
   Total shareholders' equity ..................................................         361,010         307,486
                                                                                     -----------      ----------
                                                                                     $ 1,083,645      $  995,254
                                                                                     ===========      ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                                      FISCAL YEARS
                                                                  ----------------------------------------------------
                                                                        1998               1997              1996
                                                                  ----------------   ----------------   --------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales .........................................................     $  3,867,442       $  3,870,611      $ 2,383,893
Cost of sales .................................................        3,479,828          3,549,673        2,203,626
                                                                    ------------       ------------      -----------
 Gross profit .................................................          387,614            320,938          180,267
Selling, general and administrative expenses ..................          219,861            191,225          103,095
Depreciation expense ..........................................           42,300             35,825           25,979
Interest expense ..............................................           31,891             26,211           20,942
                                                                    ------------       ------------      -----------
Nonrecurring charge ...........................................           12,600                  -                -
Income from continuing operations before income taxes .........           80,962             67,677           30,251
Income taxes ..................................................           27,562             22,740           10,465
                                                                    ------------       ------------      -----------
Income from continuing operations .............................           53,400             44,937           19,786
Loss from discontinued operations, net of tax .................                -                  -           (3,900)
                                                                    ------------       ------------      -----------
Net income ....................................................     $     53,400       $     44,937      $    15,886
                                                                    ============       ============      ===========
Net income available to common shareholders ...................     $     53,400       $     43,699      $    14,734
                                                                    ============       ============      ===========
Income (loss) per basic share:
 Continuing operations ........................................     $       1.42       $       1.21      $       .55
 Discontinued operations ......................................                -                  -            ( .11)
                                                                    ============       ============      ===========
 Net income ...................................................     $       1.42       $       1.21      $       .44
                                                                    ============       ============      ===========
Income (loss) per diluted share:
 Continuing operations ........................................     $       1.34       $       1.17      $       .53
 Discontinued operations ......................................                -                  -            ( .11)
                                                                    ============       ============      ===========
 Net income ...................................................     $       1.34       $       1.17      $       .42
                                                                    ============       ============      ===========

 The accompanying notes are an integral part of these consolidated statements.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        FISCAL YEARS
                                                                         -------------------------------------------
                                                                              1998            1997           1996
                                                                         -------------   -------------   -----------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
 Net income ..........................................................    $   53,400      $   44,937      $  15,886
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .....................................        45,872          39,057         28,299
   Deferred income taxes .............................................        14,752           7,810        (27,059)
   (Gain) loss on sale of property and equipment .....................           216          (3,288)         2,168
   Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable ..............................................        15,115         (12,606)        (9,251)
    Inventories ......................................................        11,672         (30,008)       (41,316)
    Prepaid expenses and other current assets ........................       (10,550)         (1,605)         1,535
    Other assets .....................................................        (7,746)        (10,410)        22,682
    Accounts payable, accrued expenses and other liabilities .........       (25,194)          9,377         19,166
                                                                          ----------      ----------      ---------
Net cash provided by operating activities ............................        97,537          43,264         12,110
                                                                          ----------      ----------      ---------
Cash flows from investing activities:
 Capital expenditures ................................................       (92,913)        (69,147)       (74,888)
 Business acquisitions, net of cash acquired .........................        (7,810)        (34,835)       (14,079)
 Investments in partnerships .........................................        (5,357)         (7,293)        (2,486)
 Net advances to joint hog production arrangements ...................             -            (113)         6,464
 Proceeds from sale of property and equipment ........................         1,153           4,141             82
                                                                          ----------      ----------      ---------
Net cash used in investing activities ................................      (104,927)       (107,247)       (84,907)
                                                                          ----------      ----------      ---------
Cash flows from financing activities:
 Net (repayments) borrowings on notes payable ........................       (75,000)        (33,063)        33,592
 Proceeds from issuance of long-term debt ............................       450,050         171,250         50,000
 Principal payments on long-term debt and capital lease obligations         (333,053)        (76,974)       (16,672)
 Proceeds from issuance of preferred stock ...........................             -               -         20,000
 Exercise of common stock options ....................................           124           1,270            768
 Dividends on preferred stock ........................................             -          (1,238)        (1,152)
                                                                          ----------      ----------      ---------
Net cash provided by financing activities ............................        42,121          61,245         86,536
                                                                          ----------      ----------      ---------
Net increase (decrease) in cash and cash equivalents .................        34,731          (2,738)        13,739
Cash and cash equivalents at beginning of year .......................        25,791          28,529         14,790
                                                                          ----------      ----------      ---------
Cash and cash equivalents at end of year .............................    $   60,522      $   25,791      $  28,529
                                                                          ==========      ==========      =========
Supplemental disclosures of cash flow information:
 Interest paid, net of amount capitalized ............................    $   31,428      $   25,751      $  20,684
                                                                          ----------      ----------      ---------
 Income taxes paid ...................................................    $   10,179      $   15,043      $   1,685
                                                                          ----------      ----------      ---------
 Non-cash investing and financing activities:
   Refinancing of long-term debt .....................................    $        -      $   59,707      $       -
                                                                          ----------      ----------      ---------
   Conversion of preferred stock to common stock .....................    $        -      $   20,000      $  10,000
                                                                          ----------      ----------      ---------
   Common stock issued for acquisition ...............................    $        -      $        -      $  33,000
                                                                          ----------      ----------      ---------
   Conversion of net advances to joint hog production
    arrangements to investments in partnerships ......................    $        -      $    7,691      $       -
                                                                          ==========      ==========      =========

 The accompanying notes are an integral part of these consolidated statements.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                      COMMON STOCK          ADDITIONAL
                                                ------------------------     PAID-IN       RETAINED        TREASURY
                                                  SHARES      PAR VALUE      CAPITAL       EARNINGS         STOCK
                                                ----------   -----------   -----------   ------------   -------------
                                                                           (IN THOUSANDS)
Balance, April 30, 1995 .....................     16,834      $  8,417      $ 49,804      $ 133,437       $  (7,643)
 Net income .................................          -             -             -         15,886               -
 Common stock issued for acquisition of
   John Morrell & Co. .......................      1,094           547        32,453              -               -
 Conversion of preferred stock ..............        465           233         9,767              -               -
 Exercise of stock options ..................         60            30           738              -               -
 Dividends on preferred stock ...............          -             -             -         (1,152)              -
                                                  ------      --------      --------      ---------       ---------
Balance, April 28, 1996 .....................     18,453         9,227        92,762        148,171          (7,643)
 Net income .................................          -             -             -         44,937               -
 Conversion of preferred stock ..............        667           333        19,667              -               -
 Exercise of stock options ..................         77            38         1,232              -               -
 Dividends on preferred stock ...............          -             -             -         (1,238)              -
                                                  ------      --------      --------      ---------       ---------
Balance, April 27, 1997 .....................     19,197         9,598       113,661        191,870          (7,643)
 Net income .................................          -             -             -         53,400               -
 Two-for-one stock split ....................     19,200         9,600        (9,600)             -               -
 Exercise of stock options ..................         14             8           116              -               -
 Reclassification of treasury stock .........       (874)         (437)       (7,206)             -           7,643
                                                  ------      --------      --------      ---------       ---------
Balance, May 3, 1998 ........................     37,537      $ 18,769      $ 96,971      $ 245,270       $       -
                                                  ======      ========      ========      =========       =========

 The accompanying notes are an integral part of these consolidated statements.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     NATURE OF BUSINESS

     Smithfield Foods, Inc. and subsidiaries (the "Company") operate as a producer, manufacturer, marketer, seller and distributor of fresh pork and processed meats. The Company's principal hog slaughtering and further processing operations are conducted through five wholly-owned subsidiaries:
Gwaltney of Smithfield, Ltd. ("Gwaltney"), John Morrell & Co. ("John Morrell"), Lykes Meat Group, Inc. ("Lykes"), Patrick Cudahy Incorporated ("Patrick Cudahy") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"). The Company also conducts hog production operations, principally through its 86%-owned subsidiary, Brown's of Carolina, Inc. ("Brown's").


     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company after elimination of all material intercompany balances and transactions. Investments in partnerships are accounted for using the equity method of accounting.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.


     FISCAL YEAR

     The Company's fiscal year is the 52- or 53-week period ending on the Sunday nearest April 30. The fiscal year ended May 3, 1998 includes 53 weeks while the fiscal years ended April 27, 1997 and April 28, 1996 each include 52 weeks.


     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash equivalents approximates market value. At May 3, 1998, cash and cash equivalents include $30,100,000 in short-term marketable debt securities.


     INVENTORIES

     The Company's inventories are valued at the lower of first-in, first-out cost or market. Cost includes direct materials, labor and applicable manufacturing and production overhead. Inventories consist of the following:



                                             MAY 3, 1998     APRIL 27, 1997
                                            -------------   ---------------
                                                    (IN THOUSANDS)
      Fresh and processed meats .........     $ 171,090        $ 183,480
      Hogs on farms .....................        49,263           44,563
      Manufacturing supplies ............        18,538           15,732
      Other .............................        10,620            9,501
                                              ---------        ---------
                                              $ 249,511        $ 253,276
                                              =========        =========

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets. Buildings and improvements are depreciated over periods from 20 to 40 years. Machinery and equipment is depreciated over periods from 2 to 20 years. Repair and maintenance charges are expensed as incurred. Improvements that materially extend the life of the asset are capitalized. Gains and losses from dispositions or retirements of property, plant and equipment are recognized currently.

     Interest on capital projects is capitalized during the construction period. Total interest capitalized was $2,530,000 in fiscal 1998, $2,640,000 in fiscal 1997 and $2,021,000 in fiscal 1996. Repair and maintenance expenses totaled $106,481,000, $89,670,000 and $59,951,000 in fiscal 1998, 1997 and
1996, respectively.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued


     OTHER ASSETS

     Goodwill is being amortized over no more than 40 years. Organization costs are amortized over a five-year period. Deferred debt issuance costs are amortized over the terms of the related loan agreements.


     REVENUE RECOGNITION

     Revenues from product sales are recorded upon shipment to customers.


     PRICE-RISK MANAGEMENT

     Substantially all of the Company's products are manufactured from commodity-based raw materials, primarily live hogs. The cost of live hogs is subject to wide fluctuations due to unpredictable factors such as the price of corn and soybean meal (the principal feed ingredients for a hog), weather conditions, economic conditions, government regulation and other unforeseen circumstances. The pricing of the Company's fresh pork and processed meats are monitored and adjusted upward and downward in reaction to changes in the cost of the underlying raw materials. The unpredictability of the raw material costs limit the Company's ability to forward price fresh pork and processed meat products without the use of commodity contracts through a program of price-risk management. The Company uses price-risk management to enhance its ability to engage in forward sales contracts, where prices for future deliveries are fixed, by purchasing (or selling) commodity contracts for future periods to reduce or eliminate the effect of fluctuations in future raw material costs on the profitability of the related sales. While this may tend to limit the Company's ability to participate in gains from favorable commodity price fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. In addition, the Company utilizes commodity contracts for live hogs and corn to manage hog production margins when management determines that conditions are appropriate for such hedges. The particular hedging methods employed and the time periods for the contracts depend on a number of factors, including the availability of adequate contracts for the respective periods for the hedges. The Company attempts to closely match the commodity contract expiration periods with the dates for product sale and delivery. As a result, gains and losses from hedging transactions are recognized when the related sales are made and the hedges are lifted.

     As of May 3, 1998 and April 27, 1997, the Company had deferred $1,867,000 and $2,183,000, respectively, of unrealized hedging gains on outstanding futures contracts. As of May 3, 1998 and April 27, 1997, the Company had open futures contracts with fair values of $59,645,000 and $44,291,000, respectively. As of May 3, 1998 and April 27, 1997, the Company had deposits with brokers for outstanding futures contracts of $10,888,000 and $3,512,000 respectively, included in prepaid expenses and other current assets.

     For open futures contracts, the Company uses a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of May 3, 1998, the potential change in fair value of open futures contracts, assuming a 10% change in the underlying commodity price, was $2,124,000.


     ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and cleanups are probable and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action (see Note 12).


     SELF-INSURANCE PROGRAMS

     The Company is self-insured for certain levels of general and vehicle liability, workers' compensation and health care coverage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued


     INCOME PER SHARE

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128"), effective for fiscal 1998. SFAS 128 requires a dual computation and presentation of income per share (see
Note 13). The basic computation is based on average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents such as options and convertible preferred stock during the period. All income per share amounts for all periods are presented to conform to the SFAS 128 requirements. On September 26, 1997, a two-for-one stock split of the Company's common stock was effected in the form of a stock dividend. Accordingly, all historical share and per share amounts have been restated to reflect the stock split.


     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Adoption of SFAS 130 in fiscal 1999 will have no impact on the Company's net income or shareholders' equity.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for determining an entity's operating segments and for disclosure of financial information on such segments. Adoption of SFAS 131 in fiscal 1999 will have no impact on the Company's financial position or results of operations, but will require expanded disclosure for identified operating segments.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106" ("SFAS 132"). In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 132 and SFAS 133 are not required to be adopted until fiscal 2000. The Company has not completed all of the analysis required to estimate the impact of these statements.


NOTE 2 -- ACQUISITIONS

     In November 1996, the Company acquired substantially all of the assets and business of Lykes from Lykes Bros. Inc. for $34,835,000 in cash and the assumption of $10,616,000 of current liabilities.

     The following unaudited pro forma information combines the operating results of the Company and Lykes, assuming the acquisition had been made as of the beginning of each of the periods presented:


                                                          1997               1996
                                                    ----------------   ----------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE
                                                                   DATA)
      Sales .....................................     $  3,948,091       $  2,630,031
      Income from continuing operations .........           33,839             12,291
      Net income ................................           33,839              8,391
      Income per basic share:
        Continuing operations ...................     $        .90       $        .33
        Net income ..............................              .90                .21
      Income per diluted share:
        Continuing operations ...................     $        .88       $        .32
        Net income ..............................              .88                .21

     The preceding pro forma amounts are not intended to be projections of future results or trends and do not purport to be indicative of what actual consolidated results of operations might have been if the acquisitions had been effective as of the beginning of the periods presented.

     The Company made several acquisitions in fiscal 1998 which, in the aggregate, would not have a material effect on pro forma results.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 2 -- ACQUISITIONS -- Continued

     The Company accounted for the Lykes and other acquisitions using the purchase method of accounting. The results of operations of these acquired businesses are included in the accompanying consolidated statements of income from the respective dates of acquisition.


NOTE 3 -- JOINT HOG PRODUCTION ARRANGEMENTS


     SMITHFIELD-CARROLL'S

     The Company has an arrangement with certain affiliates of Carroll's Foods, Inc. ("CFI") to produce hogs for the Company's meat processing plants in North Carolina and Virginia. The arrangement ("Smithfield-Carroll's") involves: (1) Smithfield-Carroll's Farms, a partnership owned jointly by the Company and Carroll's Farms of Virginia, Inc. ("CFAV"), which owns the hog raising facilities, and (2) a long-term purchase contract between the Company and Carroll's Foods of Virginia, Inc. ("CFOV"), which leases and operates the facilities, obligating the Company to purchase all the hogs produced by CFOV at prices equivalent to market at the time of delivery. A director of the Company is the president and a director of CFI, CFAV and CFOV. In addition, the Company has a long-term agreement to purchase hogs from CFI at prices which, in the opinion of management, are equivalent to market.

     As of May 3, 1998 and April 27, 1997, the Company had investments of $29,357,000 and $27,943,000, respectively, in the Smithfield-Carroll's partnership. Profits and losses are shared equally under the arrangement. During fiscal 1997, the Company converted net advances to the arrangement of $7,691,000 to investments in the arrangement.

     Substantially all revenues of the partnership consist of lease payments from CFOV which cover debt service, depreciation charges and other operating expenses. For the fiscal years 1998, 1997 and 1996, revenues were $7,386,000, $8,227,000 and $8,912,000, respectively.

     Pursuant to the long-term purchase contract, the Company purchased $79,087,000, $93,049,000 and $70,540,000 of live hogs from CFOV in fiscal 1998,
1997 and 1996, respectively. The contract resulted in decreased raw material costs (as compared to market costs) of $359,000, $5,245,000 and $2,617,000 in fiscal 1998, 1997 and 1996, respectively. In fiscal 1997, the Company received $6,905,000 from CFOV in repayment of all outstanding demand loans. Pursuant to the agreement with CFI, the Company purchased $246,371,000, $269,499,000 and $201,878,000 of hogs in fiscal 1998, 1997 and 1996, respectively.


     CIRCLE FOUR

     The Company has an arrangement with certain of its principal hog suppliers to produce hogs in the state of Utah for sale to an unrelated party. The chief executive officers of two of the suppliers and the president of another served as directors of the Company during fiscal 1998. As of May 3, 1998, the Company had a 37% interest in the arrangement. As of May 3, 1998 and April 27, 1997, the Company had investments of $16,198,000 and $12,673,000, respectively, in the arrangement.


     B&G

     Brown's has an arrangement with a company owned by the daughter and son-in-law of the chairman and chief executive officer of the Company. The arrangement, B&G Farms LLC ("B&G"), involves the leasing of hog production facilities to Brown's and the production of hogs by Brown's on a contractual basis. In addition, the Company has a contract to purchase all of the hogs produced by B&G at prices which, in the opinion of management, are equivalent to market. Profits and losses are shared equally under the arrangement. As of May 3, 1998 and April 27, 1997, B&G had advanced $1,504,000 and $1,430,000, respectively, to Brown's for working capital. As of May 3, 1998 and April 27, 1997, the Company had investments of $1,147,000 and $1,291,000, respectively, in B&G.

     B&G's revenues consist of lease payments from Brown's, which cover debt service and depreciation charges, and the profits or losses on the sale of hogs. Pursuant to the contract, the Company purchased $7,944,000, $6,439,000 and $7,990,000 of hogs in fiscal 1998, 1997 and 1996, respectively.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 3 -- JOINT HOG PRODUCTION ARRANGEMENTS -- Continued

     The following summarized financial information represents an aggregation of the financial position of the unconsolidated hog production operations of Smithfield-Carroll's, Circle Four and B&G:



                                               MAY 3, 1998     APRIL 27, 1997
                                              -------------   ---------------
                                                      (IN THOUSANDS)
      Current assets ......................     $  25,738        $  17,116
      Property and equipment, net .........       147,171          134,937
      Other assets ........................         1,988            6,978
                                                ---------        ---------
                                                $ 174,897        $ 159,031
                                                =========        =========
      Current liabilities .................     $  21,773        $  15,721
      Long-term debt ......................        72,290           71,094
      Equity ..............................        80,834           72,216
                                                ---------        ---------
                                                $ 174,897        $ 159,031
                                                =========        =========

NOTE 4 -- DEBT

     Long-term debt consists of the following:



                                                                       MAY 3, 1998     APRIL 27, 1997
                                                                      -------------   ---------------
                                                                              (IN THOUSANDS)
      7.625% senior subordinated notes, due February 2008 .........     $ 200,000        $       -
      8.52% senior notes, due August 2006 .........................       100,000          100,000
      8.34% senior notes, due August 2003 .........................        40,000           40,000
      8.41% senior notes, payable through August 2004 .............        14,779           14,779
      9.85% senior notes, payable through November 2006 ...........        11,333           13,000
      8.41% senior notes, payable through August 2006 .............         9,853            9,853
      9.80% senior notes, payable through August 2003 .............         7,500            8,437
      10.75% senior notes, payable through August 2005 ............         7,250            8,500
      Long-term credit facility ...................................             -           75,000
      Other long-term debt ........................................         6,126            4,036
                                                                        ---------        ---------
                                                                          396,841          273,605
      Less current portion ........................................        (7,020)          (5,949)
                                                                        ---------        ---------
                                                                        $ 389,821        $ 267,656
                                                                        =========        =========

     Scheduled maturities of long-term debt are as follows:



                              (IN THOUSANDS)
                             ---------------
  Fiscal year
  1999 ...................       $  7,020
  2000 ...................          2,915
  2001 ...................          3,170
  2002 ...................          3,083
  2003 ...................         10,473
  Thereafter .............        370,180
                                 --------
                                 $396,841
                                 ========

     In July 1997, the Company entered into loan agreements with a bank group for $350,000,000 in revolving credit facilities, consisting of a five-year $300,000,000 revolving credit facility and a 364-day $50,000,000 revolving credit facility. In connection with this refinancing, the Company repaid all borrowings under its previous $300,000,000 credit facilities, which

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 4 -- DEBT -- Continued

were terminated. The borrowings are prepayable and bear interest, at the Company's option, at various rates based on margins over the federal funds rate or Eurodollar rate. The Company pays a commitment fee on the unused portion. The 364-day $50,000,000 revolving credit facility was terminated in February 1998.

     In February 1998, the Company issued $200,000,000 in aggregate principal amount of 10-year 7.625% senior subordinated notes. The net proceeds from the sale of the notes were used to repay indebtedness under the Company's revolving credit facility with the balance invested in short-term marketable debt securities.

     In fiscal 1997, the Company privately placed $140,000,000 of senior secured notes with a group of institutional lenders. The placement consisted of $40,000,000 of seven-year 8.34% notes and $100,000,000 of 10-year 8.52% notes.
The proceeds of the financing were used to repay $65,200,000 of long-term bank debt and to reduce short-term borrowings. In conjunction with the placement of the senior secured notes, the Company refinanced $59,707,000 of existing institutional long-term debt with the same institutional lenders. The refinancing resulted in revised maturity dates and repayment schedules for the refinanced debt; however, no additional proceeds resulted from this refinancing.

     Average borrowings under credit facilities were $149,723,000 in fiscal 1998, $165,071,000 in fiscal 1997 and $133,400,000 in fiscal 1996 at average interest rates of approximately 7% for each year. Maximum borrowings were $247,000,000 in fiscal 1998, $215,000,000 in fiscal 1997 and $179,800,000 in fiscal 1996. There were no borrowings under the facility as of May 3, 1998. The outstanding borrowings were $150,000,000 as of April 27, 1997, at an average interest rate of 7%.

     The senior subordinated notes are unsecured. The senior notes are secured by four of the Company's major processing plants and certain other property, plant and equipment. The credit facility is secured by substantially all of the Company's inventories and accounts receivable. The Company determines the fair value of long-term debt instruments for public debt using quoted market prices and values all other debt using discounted cash flow techniques at estimated market prices for similar issues.

     As of May 3, 1997, the fair value of long-term debt, based on the market value of debt with similar maturities and covenants, was approximately $407,511,000.

     The Company's various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, current ratio, fixed charges, capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets, and payments of dividends to shareholders.


NOTE 5 -- INCOME TAXES

     Total income tax expense (benefit) was allocated as follows:



                                                        1998          1997          1996
                                                    -----------   -----------   -----------
                                                                (IN THOUSANDS)
      Income from continuing operations .........    $ 27,562      $ 22,740      $ 10,465
      Discontinued operations ...................           -             -        (2,600)
                                                     --------      --------      --------
                                                     $ 27,562      $ 22,740      $  7,865
                                                     ========      ========      ========

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 5 -- INCOME TAXES -- Continued

     Income tax expense attributable to income from continuing operations consists of the following:



                                            1998          1997          1996
                                        -----------   -----------   ------------
                                                     (IN THOUSANDS)
      Current tax expense:
        Federal .....................    $ 11,315      $ 12,765       $  8,850
        State .......................       2,043         2,805          1,530
                                         --------      --------       --------
                                           13,358        15,570         10,380
                                         --------      --------       --------
      Deferred tax expense (benefit):
        Federal .....................      15,684         9,424           (129)
        State .......................      (1,480)       (2,254)           214
                                           14,204         7,170             85
                                         --------      --------       --------
                                         $ 27,562      $ 22,740       $ 10,465
                                         ========      ========       ========

     A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:



                                                                    1998         1997         1996
                                                                 ----------   ----------   ----------
                                                                            (IN THOUSANDS)
      Federal income taxes at statutory rate .................       35.0%        35.0%        35.0%
      State income taxes, net of federal tax benefit .........        1.0          1.7          3.9
      Nondeductible settlements ..............................        4.5          1.6            -
      Foreign sales corporation benefit ......................       (2.0)        (1.4)        (2.4)
      Benefits of certain insurance contracts ................       (3.3)        (3.6)        (3.1)
      Other ..................................................       (1.2)         0.3          1.2
                                                                     ----         ----         ----
                                                                     34.0%        33.6%        34.6%
                                                                     ====         ====         ====

     The tax effects of temporary differences consist of the following:



                                                                         MAY 3, 1998     APRIL 27, 1997
                                                                        -------------   ---------------
                                                                                (IN THOUSANDS)
      Deferred tax assets:
        Employee benefits ...........................................      $ 23,264         $ 28,986
        Alternative minimum tax credit ..............................         5,781           12,278
        Tax credits, carryforwards and net operating losses .........        12,773           11,807
        Inventories .................................................         1,286            1,377
        Accrued expenses ............................................        12,867           12,519
                                                                           --------         --------
                                                                           $ 55,971         $ 66,967
                                                                           ========         ========
      Deferred tax liabilities:
        Property, plant and equipment ...............................      $ 36,488         $ 35,072
        Investments in subsidiaries .................................           719            3,154
        Other assets ................................................         6,875            2,100
                                                                           --------         --------
                                                                           $ 44,082         $ 40,326
                                                                           ========         ========

     As of May 3, 1998 and April 27, 1997, the Company had $23,634,000 and $33,901,000, respectively, of net current deferred tax assets included in prepaid expenses and other current assets. The Company had no valuation allowance related to income tax assets as of May 3, 1998 and April 27, 1997, and there was no change in the valuation allowance during fiscal 1998 and 1997.


     The tax credits, carryforwards and net operating losses expire from fiscal 1998 to 2012. The alternative minimum tax credits do not expire.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 6 -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:



                                                       MAY 3, 1998     APRIL 27, 1997
                                                      -------------   ---------------
                                                              (IN THOUSANDS)
      Payroll and related benefits ................     $  46,834        $  43,723
      Self-insurance reserves .....................        24,794           18,112
      Pension and postretirement benefits .........        23,931           17,518
      Other .......................................        28,956           27,145
                                                        ---------        ---------
                                                        $ 124,515        $ 106,498
                                                        =========        =========

NOTE 7 -- SHAREHOLDERS' EQUITY AND PREFERRED STOCK


     REINCORPORATION AND TREASURY STOCK

     In August 1997, the Company's shareholders approved the reincorporation of the Company in Virginia from Delaware. The purpose of the reincorporation was to reduce annual franchise taxes and does not affect the Company's capitalization or the manner in which it operates. Since Virginia law does not recognize treasury stock, the shares previously classified as treasury stock reverted to unissued shares resulting in a reduction in common stock and additional paid-in capital for the cost basis of the shares.


     AUTHORIZED COMMON SHARES

     In August 1997, the Company's shareholders approved an increase in the number of authorized common shares from 25,000,000 to 100,000,000.


     STOCK SPLIT

     As discussed in Note 1, the Company effected a two-for-one split of its common stock in September 1997. Share amounts presented in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Equity reflect the actual share amounts outstanding for each period presented. Stock option agreements provide for the issuance of additional shares for the stock split. All stock options outstanding and per share amounts for all periods have been restated to reflect the effect of this split.


     ISSUANCE OF COMMON STOCK

     In fiscal 1996, the Company issued 2,188,546 split-adjusted shares of its common stock to Chiquita Brands International, Inc. as part of the acquisition of John Morrell.


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

     In fiscal 1996, the Company authorized and issued 2,000 shares of Series C 6.75% cumulative convertible redeemable preferred stock in a private transaction for $20,000,000. In fiscal 1997, all of these shares were converted into 1,333,332 split-adjusted shares of the Company's common stock at $15.00 per share.

     In fiscal 1996, all of the Series B 6.75% cumulative convertible redeemable preferred stock, totaling $10,000,000, was converted into 930,232 split-adjusted shares of the Company's common stock at $10.75 per share.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 7 -- SHAREHOLDERS' EQUITY AND PREFERRED STOCK -- Continued


     STOCK OPTIONS

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

     Under the Company's 1992 Stock Incentive Plan (the "1992 Plan"), management and other key employees may be granted nonstatutory stock options to purchase shares of the Company's common stock exercisable five years after grant for periods not exceeding 10 years. The exercise price for options granted prior to August 31, 1994 was not less than 150% of the fair market value of the common stock on the date of grant. On August 31, 1994, the Company amended and restated the 1992 Plan, changing the exercise price of options granted on or after that date to not less than the fair market value of the common stock on the date of grant. The Company reserved 2,500,000 shares of common stock under the 1992 Plan. As of May 3, 1998, there were 394,000 options available for grant under the 1992 Plan.

     The following is a summary of transactions for the 1984 Plan and the 1992 Plan during fiscal 1998, 1997 and 1996:



                                                 STOCK OPTION     AVERAGE PRICE
                                                    SHARES          PER SHARE
                                                --------------   --------------
      Outstanding at April 30, 1995 .........     3,132,200        $   7.90
        Granted .............................       690,000           12.65
        Exercised ...........................      (119,200)           3.30
        Cancelled ...........................      (100,000)          11.53
                                                  ---------        --------
      Outstanding at April 28, 1996 .........     3,603,000            8.86
        Granted .............................       160,000           15.67
        Exercised ...........................      (154,000)           3.11
        Cancelled ...........................      (540,000)          12.29
                                                  ---------        --------
      Outstanding at April 27, 1997 .........     3,069,000            8.90
        Granted .............................       314,000           25.39
        Exercised ...........................       (17,000)           4.06
                                                  ---------        --------
      Outstanding at May 3, 1998 ............     3,366,000        $  10.47
                                                  =========        ========

     As of May 3, 1998, April 27, 1997 and April 28, 1996, the number of option shares exercisable were 1,260,000, 1,278,000 and 1,432,000, respectively, at average per share exercise prices of $4.06, $4.06 and $3.96, respectively.

     The following table summarizes information about stock options outstanding as of May 3, 1998:



                      OPTION SHARES
     EXERCISE          OUTSTANDING     AVERAGE REMAINING        AVERAGE
    PRICE RANGE        MAY 3, 1998      CONTRACTUAL LIFE     EXERCISE PRICE
------------------   --------------   -------------------   ---------------
$  4.06                  1,260,000               1.0              $  4.06
  10.72 to  11.75        1,291,000               5.6                11.52
  13.62 to  15.31          450,000               7.7                13.70
  16.47 to  17.84          100,000               8.6                16.88
  25.53 to  27.72          200,000               9.1                26.51
  31.63 to  32.75           65,000               9.6                32.42

     Stock options with an exercise price of $4.06 per share are the only options exercisable as of May 3, 1998.

     The Company has adopted the supplemental disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, compensation costs are not recognized for the stock option plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options granted in fiscal 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's income

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 7 -- SHAREHOLDERS' EQUITY AND PREFERRED STOCK -- Continued

from continuing operations and income per common share from continuing operations would have been reduced to the pro forma amounts as follows:



                                                                      1998            1997            1996
                                                                 -------------   -------------   -------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Income from continuing operations, as reported .........     $  53,400       $  44,937       $  19,786
      Pro forma income from continuing operations ............        52,571          44,553          19,715
      Income per common share from continuing operations,
        as reported:
        Basic ................................................     $    1.42       $    1.21       $     .55
        Diluted ..............................................          1.34            1.17             .53
      Pro forma income per common share from continuing
        operations:
        Basic ................................................     $    1.40       $    1.20       $     .55
        Diluted ..............................................          1.32            1.16             .53

     The weighted-average fair values of option shares granted were $11.88, $7.62 and $6.01 for fiscal 1998, 1997 and 1996, respectively. The fair value of each stock option share granted beginning in fiscal 1995 is estimated at date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:



                                                1998          1997          1996
                                           ------------- ------------- -------------
      Expected option life ............... 6.0 years     6.0 years     6.0 years
      Expected annual volatility ......... 35.0%         35.0%         35.0%
      Risk-free interest rate ............  6.3%          6.2%          5.8%
      Dividend yield .....................  0.0%          0.0%          0.0%

     PREFERRED SHARE PURCHASE RIGHTS

     As part of the reincorporation, the Company adopted a preferred share purchase rights plan (the "Rights Plan") and declared a dividend of one preferred share purchase right (a "Right") on each outstanding share of common stock. Under the terms of the Rights Plan, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 20% (or other applicable percentage, as summarized in the Rights Plan) or more of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of shares of common stock having a market value of twice such price.

     Each Right will entitle its holder to buy one one-thousandth of a Series A junior participating preferred share ("Preferred Share"), par value $1.00 per share, at an exercise price of $37.50 subject to adjustment. Each Preferred Share will entitle its holder to 1,000 votes and will have an aggregate dividend rate of 1,000 times the amount, if any, paid to holders of common stock. The Rights will expire on May 31, 2001 unless the date is extended or unless the Rights are earlier redeemed or exchanged at the option of the board of directors for $.0001 per Right. Generally, each share of common stock issued after May 31, 1991, will have one Right attached.


NOTE 8 -- PENSION AND OTHER RETIREMENT PLANS

     The Company sponsors several defined benefit pension and defined contribution plans covering substantially all employees. Pension plans covering salaried employees provide benefits based on years of service and average salary levels. Pension plans covering hourly employees provide benefits of stated amounts for each year of service. The Company's funding policy for pension plans is to contribute annually the minimum amount required under ERISA. The pension plan assets are invested primarily in equities, debt securities, insurance contracts and money market funds.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 8 -- PENSION AND OTHER RETIREMENT PLANS -- Continued

     The status of the Company's pension plans and the components of pension expense are as follows:




                                                                       MAY 3, 1998                   APRIL 27, 1997
                                                               ----------------------------   -----------------------------
                                                                OVERFUNDED     UNDERFUNDED     OVERFUNDED      UNDERFUNDED
                                                                   PLANS          PLANS           PLANS           PLANS
                                                               ------------   -------------   ------------   --------------
                                                                                      (IN THOUSANDS)
Accumulated benefit obligation .............................    $  42,938      $  185,420      $  30,974       $  170,850
                                                                =========      ==========      =========       ==========
Vested benefit obligation ..................................    $  34,508      $  181,563      $  26,483       $  168,222
                                                                =========      ==========      =========       ==========
Plan assets at fair value ..................................    $  63,447      $  139,945      $  47,179       $  123,417
Projected benefit obligation ...............................      (48,664)       (193,890)       (38,805)        (177,114)
                                                                ---------      ----------      ---------       ----------
Excess (deficiency) of plan assets over projected benefit
 obligation ................................................       14,783         (53,945)         8,374          (53,697)
Items not recorded on balance sheets:
 Unrecognized net transition gain ..........................            -               -            (90)               -
 Unrecognized net gain from experience differences .........      (11,121)         (1,874)        (6,799)         (10,173)
 Unrecognized prior service cost ...........................          797               -            992               88
                                                                ---------      ----------      ---------       ----------
 Prepaid (accrued) pension costs ...........................    $   4,459      $  (55,819)     $   2,477       $  (63,782)
                                                                =========      ==========      =========       ==========


                                                                  1998           1997          1996
                                                              ------------   ------------   ----------
Net periodic pension cost included the following:
 Service costs for benefits earned ........................    $   4,103      $   4,054      $  2,662
 Interest accrued on projected benefit obligation .........       16,730         16,299         7,532
 Actual return on plan assets .............................      (35,052)       (15,556)       (6,691)
 Net amortization and deferral ............................       18,606            878          (200)
                                                               ---------      ---------      --------
   Net periodic pension cost ..............................    $   4,387      $   5,675      $  3,303
                                                               =========      =========      ========

     In determining the projected benefit obligation in fiscal 1998 and 1997, the average assumed discount rate was 7% and 8%, respectively, while the assumed rate of increase in future compensation was 4% in fiscal 1998 and 5% in fiscal 1997. The average expected long-term rate of return on plan assets was 9% in fiscal 1998 and 1997.

     The Company provides health care and life insurance benefits for certain retired employees. These plans are unfunded and generally pay covered costs reduced by retiree premium contributions, co-payments and deductibles. The Company retains the right to modify or eliminate these benefits.

     The status of the Company's postretirement plans are as follows:




                                                                         MAY 3, 1998     APRIL 27, 1997
                                                                        -------------   ---------------
                                                                                (IN THOUSANDS)
      Accumulated postretirement benefit obligation:
        Retirees and dependents .....................................     $  6,806          $  8,226
        Active plan participants ....................................        4,011             1,404
                                                                          --------          --------
        Total accumulated postretirement benefit obligation .........       10,817             9,630
        Unrecognized net gain (loss) ................................       (1,060)              651
                                                                          --------          --------
      Accrued postretirement benefit cost ...........................     $  9,757          $ 10,281
                                                                          ========          ========

     In determining the accumulated postretirement benefit obligation in fiscal 1998 and 1997, the average assumed discount rate was 7% and 8%, respectively. The assumed annual rate of increase in per capita cost of covered health care benefits is

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 8 -- PENSION AND OTHER RETIREMENT PLANS -- Continued

7.5% for fiscal 1998, 6.5% for fiscal 1999 and 5.5% thereafter. An increase of 1% in the health care cost trend would increase the accumulated postretirement benefit obligation as of May 3, 1998 by $1,228,000 and the annual expense by $94,000.

     The total cost of postretirement benefits was $894,000, $1,072,000 and $673,000 in fiscal 1998, 1997 and 1996, respectively.


NOTE 9 -- LEASE OBLIGATIONS AND COMMITMENTS

     The Company leases transportation equipment under operating leases ranging from one to 10 years with options to cancel at earlier dates. In addition, the Company has a long-term maintenance agreement related to this equipment. Maintenance fees are based upon fixed monthly charges for each vehicle, as well as the maintenance facility itself and contingent fees based upon transportation equipment usage. The amounts shown below as minimum rental commitments do not include contingent maintenance fees.

     The Company has agreements, expiring in fiscal 2004 and 2008, to use two cold storage warehouses owned by a partnership, 50% of which is owned by the Company. The Company has agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees of $3,600,000. In fiscal 1998, 1997 and 1996, the Company paid $6,228,000,
$5,372,000 and $4,641,000, respectively, in fees for use of the facilities. As of May 3, 1998 and April 27, 1997, the Company had investments of $1,411,000 and $1,137,000, respectively, in the partnership.

     In fiscal 1998, the Company entered into a 15-year agreement, expiring in 2013, to use a cold storage warehouse owned by a partnership, 50% of which is owned by the Company. The Company has agreed to lease the facility, beginning in fiscal 1999, for an amount which will cover debt service costs plus a minimum guaranteed annual fee totaling $2,174,000 in fiscal 1999. As of May 3, 1998, the Company had an investment of $1,826,000 in the partnership.

     Minimum rental commitments under all noncancelable operating leases and maintenance agreements are as follows:




                        (IN THOUSANDS)
  Fiscal year
  1999 ...............    $  20,986
  2000 ...............       18,774
  2001 ...............       16,219
  2002 ...............       21,535
  2003 ...............        9,900
  Thereafter .........       34,651
                          ---------
                          $ 122,065
                          =========

     Rental expense was $24,839,000 in fiscal 1998, $24,270,000 in fiscal 1997 and $17,664,000 in fiscal 1996. Rental expense in fiscal 1998, 1997 and 1996 included $3,231,000, $3,593,000 and $3,389,000 of contingent maintenance fees, respectively.

     The Company has a sale and leaseback arrangement for certain hog production facilities at Brown's. The arrangement provides for an early termination at predetermined amounts in fiscal 2004.

     Property, plant and equipment under capital leases as of May 3, 1998 consists of land of $1,911,000, buildings and improvements of $5,647,000, and machinery and equipment of $6,550,000, less accumulated depreciation of $6,001,000.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 9 -- LEASE OBLIGATIONS AND COMMITMENTS -- Continued

     Future minimum lease payments for assets under capital leases and the present value of the net minimum lease payments are as follows:




                                             (IN THOUSANDS)
  Fiscal year
  1999 ....................................    $  3,016
  2000 ....................................       3,070
  2001 ....................................       3,184
  2002 ....................................       3,190
  2003 ....................................       3,190
  Thereafter ..............................       9,602
                                               --------
                                                 25,252
  Less amounts representing interest ......      (6,310)
                                               --------
  Present value of net minimum obligations       18,942
  Less current portion ....................      (1,491)
                                               --------
  Long-term capital lease obligations .....    $ 17,451
                                               ========

     As of May 3, 1998, the Company had definitive commitments of $18,871,000 for capital expenditures primarily to increase its processed meats and value-added fresh pork capacities at several of its processing plants and to replace and upgrade portions of its hardware and software in response to the Year 2000.


NOTE 10 -- RELATED PARTY TRANSACTIONS

     A director of the Company is the chairman, president and chief executive officer and a director of Prestage Farms, Inc. ("PFI"). The Company has a long-term agreement to purchase hogs from PFI at prices which, in the opinion of management, are equivalent to market. Pursuant to this agreement with PFI, the Company purchased $168,829,000, $182,576,000 and $129,577,000 of hogs in fiscal 1998, 1997 and 1996, respectively.

     The chairman and chief executive officer and a director of Murphy Family Farms, Inc. ("MFF") was a director of the Company until May 1998. The Company has a long-term agreement to purchase hogs from MFF at prices which, in the opinion of management, are equivalent to market. Pursuant to this agreement with MFF, the Company purchased $366,397,000, $433,861,000 and $330,033,000 of hogs in fiscal 1998, 1997 and 1996, respectively.

     A director and the owner of 50% of the voting stock of Maxwell Foods, Inc. ("MFI") was a director of the Company until May 1998. The Company has a long-term agreement to purchase hogs from MFI at prices which, in the opinion of management, are equivalent to market. Pursuant to this agreement with MFI, the Company purchased $118,041,000, $109,470,000 and $76,448,000 of hogs in fiscal 1998, 1997 and 1996, respectively.

     In fiscal 1998, 1997 and 1996, the Company purchased raw materials totaling $18,524,000, $12,772,000 and $10,069,000, respectively, from a company which was 48%-owned by the chairman and chief executive officer's children. In the opinion of management, these purchases were made at prices that were equivalent to market.

     The Company is engaged in hog production arrangements with several related parties. See Note 3 for additional information regarding these arrangements.


NOTE 11 -- DISCONTINUED OPERATIONS

     In fiscal 1996, the Company completed the disposition of the assets and business of Ed Kelly, Inc., its former retail electronics subsidiary, which is reported separately as discontinued operations in the consolidated statements of income. A loss from discontinued operations of $3,900,000 is reflected in fiscal 1996.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 12 -- REGULATION AND LITIGATION

     Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the U.S. Occupational Safety and Health Administration and corresponding state agencies in states where the Company operates. Management believes that the Company presently is in compliance with all such laws and regulations in all material respects and that continued compliance will not have a material adverse effect on the Company's financial position or results of operations. The Company believes that the ultimate resolution of the litigation and investigations discussed below will not have a material adverse effect on its financial position or results of operations.

     Under the water pollution control laws of the United States and the Commonwealth of Virginia ("Virginia"), the Company is required to maintain certain test records for three years. Failure to do so may result in the imposition of civil penalties. Criminal sanctions may be imposed in the event of false reporting or destruction of records. In July 1994, the Company learned that records of many tests conducted at its Smithfield, Virginia packing plants from 1991 through early 1994 could not be found and may have been destroyed. In 1997, the employee responsible for such testing and record-keeping was convicted in the United States District Court for the Eastern District of Virginia on eight charges of records destruction and making false reports. Since January 1998, several of the Company's employees responsible for wastewater treatment operations have been called to testify under subpoena before a federal grand jury in Norfolk, Virginia. The grand jury also issued subpoenas requiring production of various environmental materials relating to the Company's wastewater treatment operations at these plants. Neither the Company nor any of its other present or former employees has been charged with any criminal violation arising from these matters, but there can be no assurance that such charges will not be brought.

     On August 8, 1997, in a civil suit filed by the EPA against the Company, the United States District Court for the Eastern District of Virginia imposed a $12,600,000 civil penalty on the Company for Clean Water Act violations at its Smithfield, Virginia packing plants. The Company recorded a nonrecurring charge of $12,600,000 during the first quarter of fiscal 1998 with respect to this penalty. The Company has appealed this decision to the United States Court of Appeals for the Fourth Circuit. There can be no assurance as to the outcome of such appeal or any subsequent proceedings regarding this matter.

     Prior to the filing of the EPA suit, the Commonwealth of Virginia filed a civil suit against the Company in the Circuit Court of the County of Isle of Wight, Virginia under Virginia's water pollution control laws. Virginia's action alleged 22,517 discharge permit violations at the Smithfield, Virginia packing plants during the period 1986 until 1997. Most of these alleged violations were also presented in the EPA suit. While each violation is subject to a maximum penalty of $25,000, Virginia follows a civil penalties policy designed to recapture from the violator any economic benefit which accrued as a result of the noncompliance, plus a surcharge penalty for having committed such violations. In addition, the policy may increase the amount of penalties based upon the extent of environmental damage caused by the violations.

     At the beginning of the July 1997 trial of its case, Virginia contended that the Company had received an economic benefit of $4,000,000 due to its noncompliance and should pay a total of $6,000,000 for the alleged violations. In the middle of the trial, however, Virginia voluntarily dismissed its suit. One week later, Virginia refiled the same suit in Isle of Wight County Circuit Court. On June 29, 1998, the Court overruled the Company's motions to dismiss this second suit on double jeopardy and res judicata grounds. If Virginia's charges go to trial again, the Company will present evidence to show and argue, among other things, that no economic benefit accrued to the Company as a result of, and that no environmental damage was caused by, the violations. There can be no assurance as to the outcome of any such proceeding.

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 13 -- INCOME PER SHARE

     The computation for basic and diluted income per share is as follows:




                                                                           INCOME          SHARES        PER SHARE
                                                                        ------------      --------      ----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                                          AMOUNTS)
      Fiscal 1998
      Net income per basic share ......................................   $ 53,400         37,532        $  1.42
      Effect of dilutive stock options ................................          -          2,200              -
                                                                          --------         ------        -------
       Net income per diluted share ...................................   $ 53,400         39,732        $  1.34
                                                                          ========         ======        =======
      Fiscal 1997
      Net income per basic share ......................................   $ 44,937              -              -
      Less preferred stock dividends ..................................     (1,238)             -              -
                                                                          --------         ------        -------
      Net income available to common shareholders per basic share .....     43,699         36,121        $  1.21
      Effect of dilutive stock options ................................          -          1,144              -
      Effect of dilutive convertible preferred stock ..................      1,238          1,293              -
                                                                          --------         ------        -------
       Net income per diluted share ...................................   $ 44,937         38,558        $  1.17
                                                                          ========         ======        =======
      Fiscal 1996
      Income from continuing operations ...............................   $ 19,786              -              -
      Less preferred stock dividends ..................................     (1,152)             -              -
                                                                          --------         ------        -------
      Income from continuing operations available to common
       shareholders per basic share ...................................     18,634         33,865        $   .55
      Effect of dilutive stock options ................................          -          1,135              -
                                                                          --------         ------        -------
       Income from continuing operations per diluted share ............   $ 18,634         35,000        $   .53
                                                                          ========         ======        =======

     The summary below lists stock options outstanding at the end of each fiscal year which were not included in the computation of income per diluted share because the average exercise price of the options was greater than the average market price of the common shares. These options, which have varying expiration dates, were still outstanding at May 3, 1998.




                                               1998        1997         1996
                                           ----------- ------------ ------------
                                                   (SHARES IN THOUSANDS)
      Stock option shares excluded .......    65,000      100,000      440,000
      Average option price per share .....  $  32.42    $   16.88    $   13.70

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 14 -- QUARTERLY RESULTS OF OPERATIONS




                                         FIRST           SECOND             THIRD            FOURTH
                                     -------------   --------------   ----------------   --------------
                                                                 (UNAUDITED
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Fiscal 1998
      Sales ......................     $ 914,963       $  982,699       $  1,095,999       $  873,781
       Gross profit ..............        75,184           93,970            116,663          101,797
      Net income (loss) ..........        (6,541)          15,548             23,719           20,674
      Net income per common share:
  Basic ..........................     $    (.17)      $      .41       $        .63       $      .55
  Diluted ........................          (.17)             .39                .60              .52
      Fiscal 1997
      Sales ......................     $ 892,870       $  969,226       $  1,080,979       $  927,536
       Gross profit ..............        58,762           73,577             88,704           99,895
      Net income .................           746            9,017             15,734           19,440
      Net income per common share:
  Basic ..........................     $     .01       $      .24       $        .43       $      .53
  Diluted ........................           .01              .23                .40              .50

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


TO THE SHAREHOLDERS OF SMITHFIELD FOODS, INC.

     We have audited in accordance with generally accepted auditing standards the financial statements included in the Form 10-K Annual Report of Smithfield Foods, Inc. for the fiscal year ended May 3, 1998, and have issued our report thereon dated June 10, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on the Index to Financial Statements and Financial Schedule filed as a part of the Company's Form 10-K Annual Report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP

Richmond, Virginia
June 10, 1998

                                    - F-23 -

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                            SMITHFIELD FOODS, INC.
                         PARENT COMPANY BALANCE SHEETS


                     AS OF MAY 3, 1998 AND APRIL 27, 1997



                                                                                               FISCAL YEARS ENDED
                                                                                        -------------------------------
                                                                                         MAY 3, 1998     APRIL 27, 1997
                                                                                        -------------   ---------------
                                                                                                (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ..........................................................     $   7,800        $      38
 Accounts receivable ................................................................           324            3,675
 Receivables from related parties ...................................................            --            1,414
 Refundable income taxes ............................................................         2,300               --
 Deferred income taxes ..............................................................        23,634           33,901
 Other ..............................................................................        15,921            5,137
                                                                                          ---------        ---------
   TOTAL CURRENT ASSETS .............................................................        49,979           44,165
                                                                                          ---------        ---------
Investments in and net advances to subsidiaries, at cost plus equity in undistributed
 earnings ...........................................................................       679,266          444,149
                                                                                          ---------        ---------
OTHER ASSETS:
 Investments in partnerships ........................................................        46,966           41,753
 Property, plant and equipment, net .................................................        18,327            9,838
 Other ..............................................................................        26,353           16,476
                                                                                          ---------        ---------
   TOTAL OTHER ASSETS ...............................................................        91,646           68,067
                                                                                          ---------        ---------
                                                                                          $ 820,891        $ 556,381
                                                                                          =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Note payable .......................................................................     $      --        $   2,500
 Current portion of long-term debt ..................................................         6,248            4,263
 Accounts payable ...................................................................         2,795            5,167
 Accrued expenses ...................................................................        45,232           28,617
 Income taxes payable ...............................................................            --            1,789
                                                                                          ---------        ---------
   TOTAL CURRENT LIABILITIES ........................................................        54,275           42,336
                                                                                          ---------        ---------
Long-term debt ......................................................................       387,732          192,384
                                                                                          ---------        ---------
Deferred income taxes and other noncurrent liabilities ..............................        17,874           14,175
                                                                                          ---------        ---------
Shareholders' equity ................................................................       361,010          307,486
                                                                                          ---------        ---------
                                                                                          $ 820,891        $ 556,381
                                                                                          =========        =========

      The accompanying notes are an integral part of these balance sheets.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                             SMITHFIELD FOODS, INC.


                       PARENT COMPANY STATEMENTS OF INCOME



                                                             53 WEEKS ENDED     52 WEEKS ENDED     52 WEEKS ENDED
                                                               MAY 3, 1998      APRIL 27, 1997     APRIL 28, 1996
                                                            ----------------   ----------------   ---------------
                                                                               (IN THOUSANDS)
Sales ...................................................      $      --          $      --          $     --
Cost of Sales ...........................................          9,589              1,820            (2,540)
                                                               ---------          ---------          --------
Gross Profit ............................................         (9,589)            (1,820)            2,540
General and administrative expenses, net of allocation to
 subsidiaries ...........................................          4,686             10,911             5,780
Depreciation expense ....................................            843                903               892
Interest expense ........................................         24,578             16,434             2,556
Nonrecurring charge .....................................         12,600                 --                --
                                                               ---------          ---------          --------
Loss before income tax benefit and equity in earnings of
 subsidiaries ...........................................        (52,296)           (30,068)           (6,688)
Income tax benefit ......................................        (19,130)           (12,562)           (2,400)
                                                               ---------          ---------          --------
Loss before equity in earnings of subsidiaries ..........        (33,166)           (17,506)           (4,288)
Equity in earnings of subsidiaries ......................         86,566             62,443            20,174
                                                               ---------          ---------          --------
Net income ..............................................      $  53,400          $  44,937          $ 15,886
                                                               =========          =========          ========

        The accompanying notes are an integral part of these statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                             SMITHFIELD FOODS, INC.


                    PARENT COMPANY STATEMENTS OF CASH FLOWS



                                                                    53 WEEKS ENDED     52 WEEKS ENDED     52 WEEKS ENDED
                                                                      MAY 3, 1998      APRIL 27, 1997     APRIL 28, 1996
                                                                   ----------------   ----------------   ---------------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ....................................................      $   53,400         $  44,937          $ 15,886
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization ...............................           1,461             1,040             1,162
   Gain on sale of property and equipment ......................              --            (2,328)               (1)
   Changes in operating assets and liabilities:
    Deferred income taxes and other noncurrent liabilities .....          13,966           (37,308)            5,343
    Accounts receivables .......................................           3,351            (1,329)           (2,171)
    Receivables from related parties ...........................           1,414                45             6,615
    Other current assets .......................................         (10,784)           (3,367)           (1,318)
    Accounts payable and accrued expenses ......................          14,243            15,696               260
    Refundable income taxes ....................................          (2,300)               --             3,458
    Income taxes payable .......................................          (1,789)            1,560               229
    Other assets ...............................................         (10,495)           (1,541)           (4,778)
                                                                      ----------         ---------          ----------
 Net cash provided by operating activities .....................          62,467            17,405            24,685
                                                                      ----------         ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ..........................................          (9,332)           (3,226)           (2,987)
 Proceeds from sale of property, plant and equipment ...........              --             3,424                38
 Increase in investments in and advances to subsidiaries, net
   of common stock issued to acquire John Morrell & Co. ........        (235,117)          (80,800)          (36,649)
 Investment in partnerships ....................................          (5,213)           (5,660)           (2,376)
                                                                      ----------         ---------          ----------
   Net cash used in investing activities .......................        (249,662)          (86,262)          (41,974)
                                                                      ----------         ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance (repayments) of short-term debt ........              --              (500)              500
 Proceeds from issuance of long-term debt ......................         447,150           140,000                --
 Principal payments on long-term debt ..........................        (252,317)          (71,200)           (2,420)
 Exercise of options ...........................................             124             1,270               767
 Issuance of preferred stock ...................................              --                --            20,000
 Preferred dividends ...........................................              --            (1,238)           (1,152)
                                                                      ----------         ---------          ----------
   Net cash provided by financing activities ...................         194,957            68,332            17,695
                                                                      ----------         ---------          ----------
NET INCREASE (DECREASE) in cash and cash equivalents ...........           7,762              (525)              406
CASH AND CASH EQUIVALENTS at beginning of year .................              38               563               157
                                                                      ----------         ---------          ----------
CASH AND CASH EQUIVALENTS at end of year .......................      $    7,800         $      38          $    563
                                                                      ==========         =========          ==========

       The accompanying notes are an integral part of these statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             SMITHFIELD FOODS, INC.
                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

                         May 3, 1998 and April 27, 1997

1. The Notes to Parent Company Financial Statements should be read in conjunction with the Registrant's Notes to Consolidated Financial Statements included herein.

2.     Restricted assets of Registrant:

       Existing loan covenants contain provisions which limit the amount of funds available for transfer from the subsidiaries to Smithfield Foods, Inc. without the consent of certain lenders.

3.     Accrued expenses as of May 3, 1998 and April 27, 1997 are as follows:

        (In thousands)                         1998                       1997
        --------------                      ---------                  ---------

         Self-insurance reserves            $21,834                     $14,151
         Other                               23,398                      14,466
                                            --------                    --------
                                            $45,232                     $28,617
                                            =======                     ========

4.     Long-Term Debt:

       In fiscal 1998, the Registrant entered into loan agreements with a bank group providing for $350,000,000 in revolving credit facilities, consisting of a five-year $300,000,000 revolving credit facility and a 364-day $50,000,000 revolving credit facility. In connection with this refinancing, the Registrant repaid all borrowings under its previous $300,000,000 credit facilities, which were terminated. The 364-day $50,000,000 revolving credit facility was later terminated.

       In fiscal 1998, the Registrant issued $200,000,000 in aggregate principal amount of 10-year 7.625% senior subordinated notes. The net proceeds from the sales of the notes were used to repay indebtedness under the Registrant's $300,000,000 revolving credit facility with the balance invested in short-term marketable debt securities.

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

       As of May 3, 1998, the Registrant is guaranteeing $18,942,000 of capital lease obligations of its subsidiaries and a $300,000,000 credit facility that had no outstanding balance.

       Scheduled maturities of the Registrant's long-term debt consists of the following (in thousands):

                        Fiscal Year

                        1999                                 $6,248
                        2000                                  2,362
                        2001                                  3,134
                        2002                                  3,083
                        2003                                 10,473
                        Thereafter                          368,680
                                                            -------
                                                           $393,980
                                                           ========



5. The amount of dividends received from subsidiaries in fiscal 1998 and 1997 was $43,423,000 and $65,316,000, respectively.


6. In fiscal 1997, all of the Series C 6.75% cumulative convertible redeemable preferred stock, totaling $20,000,000, was converted into the Registrant's common stock.

7. In fiscal 1998, the Registrant's shareholders approved the reincorporation of the Registrant in Virginia from Delaware. The purpose of the reincorporation was to reduce annual franchise taxes and does not affect the Registrant's capitalization or the manner in which it operates.


8.     Supplemental disclosures of cash flow information (in thousands):



Fiscal Year                                            1998      1997      1996
-----------                                            ----      ----      ----

Interest paid, net of amount capitalized              $20,901  $11,106   $ 1,807
                                                       ======   ======     =====
Income taxes paid                                     $10,179  $15,043   $ 1,685
                                                       ======   ======     =====
Noncash investing and financing activities:
   Refinancing of long-term debt                      $     -  $59,707   $    -
                                                       ======   ======     =====
   Conversion of preferred stock to common stock      $     -  $20,000   $10,000
                                                       ======   ======     =====
   Common stock issued for acquisition                $     -  $     -   $33,000
                                                       ======   ======    ======
   Conversion of receivables from related parties
        to investments in partnership                 $     -  $ 7,691   $     -
                                                       ======   ======    ======