Form 10-Q
period 1998-08-02
SMITHFIELD FOODS INC
filed 1998-09-14
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                      For the quarterly period ended August 2, 1998
                                            or


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



     For the transition period from...............to............................


                              COMMISSION FILE NUMBER 0-2258

                                  SMITHFIELD FOODS, INC.
                                   200 Commerce Street
                                Smithfield, Virginia 23430

                                      (757) 365-3000


     Virginia                                    52-0845861
-------------------                           -----------------
    (State of                                  (I.R.S. Employer
  Incorporation)                               Identification
                                                    Number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                                            Yes   x     No
                                                                -----      -----

                                                Shares outstanding at
          Class                                   September 9, 1998
--------------------------                      ---------------------
Common Stock, $.50 par value                         37,537,362

                                       1-13

                               SMITHFIELD FOODS, INC.
                                      CONTENTS


PART I.  FINANCIAL INFORMATION                                             PAGE

   Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets - August 2, 1998 and May 3,
        1998                                                               3-4

      Consolidated Condensed Statements of Operations - 13 Weeks Ended
        August 2, 1998 and 13 Weeks Ended July 27, 1997                      5

      Consolidated Condensed Statements of Cash Flows - 13 Weeks Ended
        August 2, 1998 and 13 Weeks Ended July 27, 1997                      6

      Notes to Consolidated Condensed Financial Statements                   7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8-10


PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders            11

    Item 6.  Exhibits and Reports on Form 8-K                               12

                                       2-13

                           PART I. FINANCIAL INFORMATION

                               SMITHFIELD FOODS, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS

( In thousands)                                 August 2, 1998          May 3, 1998
                                                --------------          -----------
ASSETS                                            (Unaudited)
Current assets:
   Cash and cash equivalents                        $   37,944           $   60,522
   Accounts receivable, net                            177,991              156,091
   Inventories                                         294,938              249,511
   Prepaid expenses and other current assets            36,324               44,999
                                                    ----------           ----------
       Total current assets                            547,197              511,123
                                                    ----------           ----------


Property, plant and equipment                          820,214              705,872
   Less accumulated depreciation                      (245,395)            (233,652)
                                                    ----------           ----------
       Net property, plant and equipment               574,819              472,220
                                                    ----------           ----------


Other assets:
   Investments in partnerships                          33,572               49,940
   Goodwill                                             17,463               12,360
   Other                                                60,785               38,002
                                                    ----------           ----------
       Total other assets                              111,820              100,302
                                                    ----------           ----------


                                                    $1,233,836           $1,083,645
                                                    ==========           ==========

     See accompanying notes to consolidated condensed financial statements.


                                       3-13

                               SMITHFIELD FOODS, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS




(In thousands)                                  August 2, 1998       May 3, 1998
--------------                                  --------------       -----------
                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Notes payable                                    $   12,165        $        -
   Current portion of long-term debt and
     capital lease obligations                          12,871             8,511
   Accounts payable                                    123,042           118,909
   Accrued expenses and other current
     liabilities                                       120,945           124,515
                                                    ----------        ----------
      Total current liabilities                        269,023           251,935
                                                    ----------        ----------


Long-term debt and capital lease obligations           539,144           407,272
                                                    ----------        ----------
Other noncurrent liabilities:
   Pension and post-retirement benefits                 32,633            38,486
   Other                                                37,101            24,942
                                                    ----------        ----------
      Total other noncurrent liabilities                69,734            63,428
                                                    ----------        ----------

Shareholders' equity:
   Preferred stock, $1.00 par value, 1,000,000
     authorized shares                                       -                 -
   Common stock, $.50 par value, 100,000,000
     authorized shares;  37,537,362 issued              18,769            18,769
   Additional paid-in capital                           96,971            96,971
   Retained earnings                                   239,945           245,270
   Accumulated other comprehensive income                  250                 -
                                                    ----------        ----------
      Total shareholders' equity                       355,935           361,010
                                                    ----------        ----------


                                                    $1,233,836        $1,083,645
                                                    ==========        ==========

     See accompanying notes to consolidated condensed financial statements.

                                       4-13

                               SMITHFIELD FOODS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                 13 Weeks Ended     13 Weeks Ended
(In thousands, except per share data)            August 2, 1998      July 27, 1997
-------------------------------------            --------------     --------------
Sales                                                  $865,823           $914,963
Cost of sales                                           793,046            839,779
                                                       --------           --------
Gross Profit                                             72,777             75,184

Selling, general and administrative expenses             57,997             49,192
Depreciation expense                                     12,939              9,715
Interest expense                                          9,706              7,367
Nonrecurring charge                                           -             12,600
                                                       --------           --------

Loss before income taxes                                 (7,865)            (3,690)

Income taxes (benefit)                                   (2,540)             2,851
                                                       --------           --------


Net loss                                               $ (5,325)          $ (6,541)
                                                       ========           ========



Net loss per common share:

      Basic                                            $   (.14)          $   (.17)
                                                       ========           ========
      Diluted                                          $   (.14)          $   (.17)
                                                       ========           ========



Average common shares outstanding:

      Basic                                              37,537             37,527
                                                       ========           ========
      Diluted                                            37,537             37,527
                                                       ========           ========





       See accompanying notes to consolidated condensed financial statements.

                                      5-13

                               SMITHFIELD FOODS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                              13 Weeks        13 Weeks
                                                                 Ended           Ended
(In thousands)                                          August 2, 1998   July 27, 1998
--------------                                          --------------   -------------
Cash flows from operating activities:
   Net loss                                                   $ (5,325)       $ (6,541)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                          13,939          10,471
         Loss (gain) on sale of property, plant and
           equipment                                               588            (460)
         Changes in operating assets and liabilities,
           net of effect of Acquisitions:
                Accounts receivable                            (18,109)        (13,080)
                Inventories                                    (21,577)        (13,250)
                Prepaid expenses and other current
                  assets                                       (10,981)         (2,579)
                Other assets                                       574           1,565
                Accounts payable, accrued expenses
                  and other liabilities                        (11,504)         (2,057)
                                                              --------        --------
         Net cash used in operating activities                 (52,395)        (25,931)
                                                              --------        --------

Cash flows from investing activities:
   Capital expenditures                                        (19,997)        (18,518)
   Business acquisitions, net of cash                          (23,837)        (10,123)
   Proceeds from sale of property, plant and equipment               7             148
   Investments in partnerships                                  (2,278)         (6,731)
                                                              --------        --------
         Net cash used in investing activities                 (46,105)        (35,224)
                                                              --------        --------

Cash flows from financing activities:
   Net repayments on notes payable                                   -         (75,000)
   Net borrowings on long-term credit facility                  77,000         215,000
   Principal payments on long-term debt and capital
    lease obligations                                           (1,078)        (78,280)
   Exercise of common stock options                                  -              83
                                                              --------        --------
         Net cash provided by financing activities              75,922          61,803
                                                              --------        --------


Net increase (decrease) in cash and cash equivalents           (22,578)            648
Cash and cash equivalents  at beginning of period               60,522          25,791
                                                              --------        --------
Cash and cash equivalents at end of period                    $ 37,944        $ 26,439
                                                              ========        ========


Supplemental disclosures of cash flow information:
  Cash payments during period:
        Interest (net of amount capitalized)                  $  6,049        $  7,298
                                                              ========        ========
        Income taxes                                          $     39        $  1,409
                                                              ========        ========

     See accompanying notes to consolidated condensed financial statements.

                                       6-13

                             SMITHFIELD FOODS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) These statements should be read in conjunction with the Consolidated Financial Statements and related notes which are included in the Company's Annual Report for the fiscal year ended May 3, 1998.

(2) The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position and the results of operations for the periods included in this report.

(3) Inventories consist of the following:



       (In thousands)                    August 2, 1998    May 3, 1998
       --------------                    --------------    -----------
       Fresh and processed meats               $192,707       $171,090
       Hogs on farms                             70,594         49,263
       Manufacturing supplies                    20,407         18,538
       Other                                     11,230         10,620
                                               --------       --------

                                               $294,938       $249,511
                                               ========       ========


(4) Income per basic share is computed based on the average common shares outstanding during the period. Income per diluted share is computed based on the average common shares outstanding adjusted for the effect of potential common shares, such as stock options. The fiscal quarters ended August 2, 1998 and July 27, 1997 reflected net losses, resulting in the Company's stock options being antidilutive and, thus, excluded from the computation of income per diluted share. Accordingly, basic income per share and diluted income per share are the same.

      Summarized below are stock option shares outstanding at the end of each fiscal period which were not included in the computation of income per diluted share because (a) the assumed exercise of the options would be antidilutive, or (b) the average exercise price of the options was greater than the average market price of the common shares.


                                         August 2, 1998    July 27, 1997
                                         --------------    -------------
    Antidilutive stock option shares          3,451,000        3,061,000
      Average option price per share             $10.81            $8.92

    Stock options shares above exercise
       price                                     65,000               -
      Average option price per share             $32.42               -




(5) The Company has adopted Statement of Financial Accounting Standards No. 128, "Reporting Comprehensive Income," effective for the first quarter of fiscal 1999. The components of comprehensive loss, net of related tax, consist of:

    (in thousands)                      August 2, 1998          July 27, 1997
    -------------                       --------------          -------------
    Net loss                                   $(5,325)               $(6,541)
    Unrealized gains on securities                 250                      -
                                               -------                -------
    Comprehensive loss                         $(5,075)               $(6,541)
                                               =======                =======

       As of August 2, 1998, accumulated other comprehensive income, net of related tax, consisted of unrealized gains on securities of $250,000. As of July 27, 1997, there were no components of accumulated other comprehensive income.

(6) In August 1997, the U.S. District Court for the Eastern District of Virginia imposed $12.6 million in civil penalties against the Company in a civil action brought by the U.S. Environmental Protection Agency. This amount is reflected as a nonrecurring charge in the thirteen weeks ended July 27, 1997. The Company has appealed this decision to the U.S. Court of Appeals for the Fourth Circuit.

(7) In fiscal 1998, the Board of Directors of the Company declared a 2-for-1 stock split of the Company's common stock. Common shares outstanding and net loss per share amounts have been adjusted in the consolidated condensed statements of operations to reflect the stock split.

                                       7-13

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

GENERAL

Smithfield Foods, Inc. (the "Company") is comprised of a Meat Processing Group ("MPG") and a Hog Production Group ("HPG"). The MPG consists of five pork processing subsidiaries, Gwaltney of Smithfield, Ltd. ("Gwaltney"), John Morrell & Co. ("John Morrell"), Lykes Meat Group, Inc. ("Lykes"), Partrick Cudahy Incorporated ("Patrick Cudahy") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"). The HPG consists of Brown's of Carolina, Inc. ("Brown's"), an 86%-owned subsidiary of the Company; a 50% interest in Smithfield-Carroll's ("Smithfield-Carroll's"), a joint hog production arrangement between the Company and an affiliate of Carroll's Foods, Inc., and a 74% interest in Circle Four ("Circle Four"), a joint hog production arrangement with certain of the principal hog suppliers for the Company's Eastern operations. Brown's and Smithfield-Carroll's produce hogs in North Carolina and Virginia which are sold to the MPG. Circle Four produces hogs in Utah which are sold to an unrelated party.


RECENT DEVELOPMENTS

In December 1997, the Company reached an irrevocable agreement with members of the Schneider family, the controlling shareholders, to purchase all of their shares in Schneider Corporation ("Schneider") as part of an offer by the Company to acquire all of the shares of Schneider. Schneider produces and markets fresh pork and a full line of processed meats in Canada and had revenues in its fiscal year ended October 1997 of US$512.7 million. A lawsuit contesting the acquisition was filed by a Canadian competitor and other Schneider shareholders. The Court dismissed these claims, which have since been appealed and heard, although a decision has not yet been rendered.

   On September 1, 1998, the Company acquired 100% of the common stock of Societe Bretonne De Salaisons ("SBS"), the largest private-label manufacturer of ham, pork shoulder and bacon products in France, with annual sales of approximately US$115.0 million.

RESULTS OF OPERATIONS

During the current quarter, the Company increased its investment in Circle Four from 37% to 74%, requiring the Company to consolidate the accounts of Circle Four and to discontinue using the equity method of accounting for Circle Four. The impact of this consolidation on the consolidated condensed balance sheet as of August 2, 1998 was to increase total assets $121.7 million and long-term debt $54.0. The Company's operating results for the first quarter ended August 2, 1998 include those of Circle Four for nine weeks.

   While the Company has consolidated the accounts of Circle Four in the accompanying consolidated condensed financial statements, it is negotiating the sale of a substantial portion of its investment in Circle Four to a related party.

13 Weeks Ended July 27, 1997 -
13 Weeks Ended August 2, 1998
------------------------------

Sales in the first quarter of fiscal 1999 decreased $49.1 million, or 5.4%, from the comparable period in fiscal 1998. The decrease in sales reflected a 16.7% decrease in unit sales prices reflecting the impact of significantly lower live hog costs, which were not totally offset by a 12.5% increase in sales tonnage and the inclusion of the operating results of Circle Four. The increase in sales tonnage reflected a 12.1% increase in fresh pork tonnage, an 11.0% increase in processed meats tonnage and a 16.2% increase in the tonnage of other products. The increase in fresh pork tonnage was primarily related to operations of the second shift of John Morrell's Sioux City, Iowa plant which was temporarily shutdown in the first quarter of fiscal 1998.

      Cost of sales decreased $46.7 million, or 5.6%, in the first quarter of fiscal 1999, reflecting a 30.5% decrease in live hog costs offset by increased sales tonnage, the inclusion of the operating results of Circle Four and a loss incurred in the Company's commodity hedging program on certain anticipatory hog purchase hedges that locked in raw material costs at relatively high prices. These positions were closed out in June and July.

                                       8-13

      Gross profit in the first quarter of fiscal 1999 decreased $2.4 million, or 3.2%, from the comparable period in fiscal 1998. The decrease in gross profit was primarily due to substantially lower margins at the HPG, reflecting sharply lower hog prices, and the loss in the commodity hedging program partially offset by improved margins on higher sales of fresh pork and processed meats at the MPG.

      Selling, general and administrative expenses increased $8.8 million, or 17.9%, in the first quarter of fiscal 1999 from the comparable period in fiscal 1998. The increase was primarily due to higher selling, marketing and product promotion costs associated with intensive efforts to market branded fresh pork and processed meats and the inclusion of the operating results of Circle Four.

      Depreciation expense increased $3.2 million, or 33.2%, in the first quarter of fiscal 1999 from the comparable period in fiscal 1998. The increase was related to completed capital projects at several of the Company's processing plants and the inclusion of the operating results of Circle Four.

      Interest expense increased $2.3 million, or 31.7%, in the first quarter of fiscal 1999 from the comparable period in fiscal 1998, reflecting the higher cost of long-term debt placed in the fourth quarter of fiscal 1998 and the inclusion of the operating results of Circle Four.

      A nonrecurring charge of $12.6 million in the first quarter of fiscal 1998 reflected the imposition of civil penalties against the Company by the U.S. District Court for the Eastern District of Virginia in a civil action brought by the U.S. Environmental Protection Agency. The Company has appealed the Court's judgment to the U.S. Court of Appeals for the Fourth Circuit.

      Income before taxes in the first quarter of fiscal 1999 was adversely affected by a loss of $3.7 million at the HPG compared to a profit of $10.4 million in the same period of fiscal 1998.

      The effective income tax rate for the first quarter of fiscal 1999 was 32.3% compared with 32.0%, excluding the nonrecurring charge, in the corresponding period in fiscal 1998.

      Reflecting the factors previously discussed, the Company incurred a net loss of $5.3 million, or $.14 per diluted share, in the first quarter of fiscal 1999 compared with a net loss of $6.5 million, or $.17 per diluted share, in the comparable period of fiscal 1998. Excluding the nonrecurring charge, net income was $6.1 million, or $.15 per diluted share, in the first quarter of fiscal 1998.

      The operating results of the MPG and the HPG are influenced by several factors, including the supply and price levels of hogs, and, as a result, are largely counter-cyclical in nature. While the Company expects to incur losses at the HPG for the remainder of fiscal 1999, these losses should be offset by improved margins at the MPG.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash used in operations totaled $52.4 million, in the first quarter of fiscal 1999, primarily related to an increase in the level of accounts receivable and a seasonal build-up of inventories for the fall holiday season.

      The Company's capital expenditures totaled $20.0 million in the first quarter of fiscal 1999. These capital expenditures included renovations and expansion projects at several of the Company's processing plants, additional hog production facilities at Circle Four and replacement systems associated with the Year 2000. In addition, the Company invested $23.5 million in Circle Four and acquired all of the capital stock of a processed meats company in Iowa for $6.5 million in cash and $2.0 million in notes. These capital expenditures and acquisitions were funded with borrowings under the Company's revolving credit facility.

      As of August 2, 1998, the Company had definitive commitments of $25.2 million for capital expenditures primarily to increase its processed meats capacity at several of its processing plants and to replace and upgrade portions of its hardware and software in response to the Year 2000 issue.

                                       9-13

YEAR 2000

The Company began addressing the potential exposure associated with the Year 2000 during fiscal 1998. The Company has completed the hardware and application software inventory of its information technology ("IT") and non-IT systems. Management has approved the plan necessary to remediate, upgrade, and replace the affected systems to be Year 2000 compliant. A corrective five-point action plan has been developed including: 1) analysis and planning, 2) allocation of resources and commencing correction, 3) remediation, correction and replacement,
4) testing, and 5) development of contingency plans.

      The Company is in the second phase of this plan, allocating resources and commencing corrective action. Critical systems are being given the highest priority. These systems include any necessary technology used in manufacturing or administration with date-sensitive information which is critical to the day-to-day operations of the business. The replacement, remediation and testing of all critical non-IT and IT systems is expected to be completed by the end of June 1999. The Company has expensed approximately $.07 million to date including $.03 million in the first quarter of fiscal 1999 for the Year 2000, primary related to planning and evaluating system status. The forecasted cost of the Year 2000 solution, including hardware and software replacement, is expected to be approximately $31.7 million. The Company estimates $18.5 million will be capitalized in accordance with generally accepted accounting principles. These expenditures are anticipated to be incurred through December 1999.

      Third party risk is being proactively assessed through inquiries and questionnaires. Significant vendors, electronic commerce customers and financial institutions have been sent inquiries about the status of their compliance for the Year 2000. Additionally, the Company will follow-up the inquiries and questionnaires with interviews. This process is expected to be an ongoing evaluation and at this point management cannot determine the level of risk associated with third parties.

      The Company believes its planning efforts are adequate to address its Year 2000 concerns. The Company is not at a stage to determined a worse case scenario; however the Company is developing including evaluating the criticality of each manufacturing process, determining possible manual alternatives including the purchase of additional inventory and related storage for production supplies.

      While the Company believes it is taking the appropriate steps to address its readiness for the Year 2000, the costs of the project and expected completion dates are dependent upon the continued availability of certain resources and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that could influence the results may include, but are not limited to, the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes and similar uncertainties.


FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for the future. There may also be other statements of beliefs, future plans and strategies or anticipated events and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Smithfield, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors include, among others: availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, integration of acquisitions and changes in, or the failure or inability to comply with governmental regulations, including without limitation environmental and health regulations.

                                       10-13

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

      (a) Annual meeting of Shareholders held August 27, 1998.

      (b) Not applicable.

      (c) There were 37,537,362 shares of Company's Common Stock outstanding as of July 10, 1998, the record date for the 1998 Annual Meeting of Shareholders. A total of 29,376,584 shares were voted. All of management's nominees for directors of the corporation were elected with the following vote:

                                                      Votes         Broker
      Director Nominee              Votes For      Withheld       Non-Voters
      ----------------              ---------      --------       ----------

      Robert L. Burrus, Jr.        28,246,212      1,130,372           0
      F.J. Faison, Jr.             28,998,137        378,447           0
      Joel W. Greenberg            29,030,837        345,747           0
      George E. Hamilton, Jr.      29,000,692        375,892           0
      Richard J. Holland           29,033,787        342,797           0
      Roger R. Kapella             29,010,661        365,923           0
      Lewis R. Little              29,009,361        367,223           0
      Joseph W. Luter, III         29,007,901        368,683           0
      William H. Prestage          28,998,567        378,017           0
      Joseph B. Sebring            28,404,312        972,272           0
      Timothy A. Seely             28,998,812        377,772           0
      Aaron D. Trub                29,009,661        366,923           0



      A proposal to ratify the adoption of the Smithfield Foods, Inc. 1998 Stock Incentive Plan was approved by the shareholders with the following vote:

                                              Votes        Broker
            Votes For      Votes Against     Withheld    Non-Votes
            ---------      -------------     --------    ---------
            29,269,021        1,989,956      117,607          0

      A proposal to ratify the selection of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending May 2, 1999 was approved by the shareholders with the following vote:

                                               Votes              Broker
            Votes For    Votes Against        Withheld          Non-Votes
           ----------    -------------        --------          ---------
           29,151,182       203,091             22,311              0


      (d) Not applicable.
                                       11-13

Item 6.  Exhibits and Reports on Form 8-K.

   A.  Exhibits

      Exhibit 3.2 - By-Laws of the Registrant, as amended to date.

      Exhibit 4.5 - Five-Year Credit Agreement dated as of July 10, 1997, among Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and The Chase Manhattan Bank, as Administrative Agent, relating to a $300,000,000 secured five-year revolving credit facility (incorporated by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for its fiscal year ended April 27, 1997 filed with the Commission on July 25, 1997); Amendment Number One to the Five-Year Credit Agreement dated as of November 19, 1997 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 1998 filed with the Commission on March 17, 1998); and Amendment Number Two to the Five-Year Credit Agreement dated as of August 26, 1998.

      Exhibits 27 - Financial Data Schedule

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




  SMITHFIELD FOODS, INC.


  /s/ AARON D. TRUB
  ------------------------
  Aaron D. Trub
  Vice President, Chief Financial Officer and Secretary




  /s/ C. LARRY POPE
  ------------------------
  C. Larry Pope
  Vice President, Finance



  Date:  September 11, 1998

                                       13-13

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  SMITHFIELD FOODS, INC..


  _____________________________
  Aaron D. Trub
  Vice President, Chief Financial Officer and Secretary



  _______________________________
  C. Larry Pope
  Vice President, Finance



  Date:  September 11, 1998

                                       13-13