Form 10-K/A
period 1998-05-03
SMITHFIELD FOODS INC
filed 1998-09-24
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                               Amendment No. 1 to
                                   FORM 10-K

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

         At July 10, 1998, 37,537,362 shares of the Registrant's Common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 27, 1998.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                EXPLANATORY NOTE

         This Annual Report on Form 10-K/A for the fiscal year ended May 3, 1998 is being filed solely to insert a cross-reference to Note 12 by the caption for the Nonrecurring Charge on the Consolidated Statement of Income. The amended Consolidated Statement of Income is presented on page F-4.


                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              SMITHFIELD FOODS, INC.


Date: September 23, 1998                                      By:   /s/ AARON D. TRUB
                                                                    -------------------------------
                                                                    Aaron D. Trub
                                                                    Vice President, Chief Financial
                                                                    Officer and Secretary



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

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                                      FISCAL YEARS
                                                                  ----------------------------------------------------
                                                                        1998               1997              1996
                                                                  ----------------   ----------------   --------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales .........................................................     $  3,867,442       $  3,870,611      $ 2,383,893
Cost of sales .................................................        3,479,828          3,549,673        2,203,626
                                                                    ------------       ------------      -----------
 Gross profit .................................................          387,614            320,938          180,267
Selling, general and administrative expenses ..................          219,861            191,225          103,095
Depreciation expense ..........................................           42,300             35,825           25,979
Interest expense ..............................................           31,891             26,211           20,942
Nonrecurring charge (Note 12)..................................           12,600                  -                -
                                                                    ------------       ------------      -----------
Income from continuing operations before income taxes .........           80,962             67,677           30,251
Income taxes ..................................................           27,562             22,740           10,465
                                                                    ------------       ------------      -----------
Income from continuing operations .............................           53,400             44,937           19,786
Loss from discontinued operations, net of tax .................                -                  -           (3,900)
                                                                    ------------       ------------      -----------
Net income ....................................................     $     53,400       $     44,937      $    15,886
                                                                    ============       ============      ===========
Net income available to common shareholders ...................     $     53,400       $     43,699      $    14,734
                                                                    ============       ============      ===========
Income (loss) per basic share:
 Continuing operations ........................................     $       1.42       $       1.21      $       .55
 Discontinued operations ......................................                -                  -             (.11)
                                                                    ============       ============      ===========
 Net income ...................................................     $       1.42       $       1.21      $       .44
                                                                    ============       ============      ===========
Income (loss) per diluted share:
 Continuing operations ........................................     $       1.34       $       1.17      $       .53
 Discontinued operations ......................................                -                  -             (.11)
                                                                    ============       ============      ===========
 Net income ...................................................     $       1.34       $       1.17      $       .42
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