Form 10-Q
period 1998-11-01
SMITHFIELD FOODS INC
filed 1998-12-16
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                 For the quarterly period ended November 1, 1998
                                       or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
                          EXCHANGE ACT OF 1934


 For the transition period from.................... to..........................


                          COMMISSION FILE NUMBER 0-2258

                             SMITHFIELD FOODS, INC.
                               200 Commerce Street
                           Smithfield, Virginia 23430

                                 (757) 365-3000


         Virginia                                          52-0845861
----------------------------                        -------------------------
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

                                                    Yes   x     No


          Class                          Shares outstanding at December 11, 1998
----------------------------             ---------------------------------------
Common Stock, $.50 par value                           41,298,014

                                      1-15

                             SMITHFIELD FOODS, INC.
                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                    PAGE

   Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets - November 1, 1998 and May 3, 1998                                    3-4

      Consolidated Condensed Statements of Income - 13 Weeks Ended November 1, 1998
          and October 26, 1997 and 26 Weeks Ended November 1, 1998 and October 26, 1997                            5

      Consolidated Condensed Statements of Cash Flows - 26 Weeks Ended November 1, 1998
         and October 26, 1997                                                                                      6

      Notes to Consolidated Condensed Financial Statements                                                         7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                            9-13
                Operations


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                                       14

                                      2-15

                          PART I. FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                                 November 1, 1998             May 3,1998
--------------                                                 ----------------             ----------
ASSETS                                                               (Unaudited)

Current assets:
   Cash                                                              $   36,245             $   60,522
   Accounts receivable, net                                             216,267                156,091
   Inventories                                                          320,350                249,511
   Prepaid expenses and other current assets                             35,015                 44,999
                                                                     ----------             ----------
      Total current assets                                              607,877                511,123
                                                                     ----------             ----------

Property, plant and equipment                                           910,154                705,872
   Less accumulated depreciation                                       (258,873)              (233,652)
                                                                     ----------             ----------
      Net property, plant and equipment                                 651,281                472,220
                                                                     ----------             ----------

Other assets:
   Investments in partnerships                                           33,360                 49,940
   Goodwill                                                              33,780                 12,360
   Other                                                                 46,184                 38,002
                                                                     ----------             ----------
      Total other assets                                                113,324                100,302
                                                                     ----------             ----------
                                                                     $1,372,482             $1,083,645
                                                                     ==========             ==========


 See accompanying notes to consolidated condensed financial statements.

                                      3-15

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands)                                                        November 1, 1998             May 3, 1998
--------------                                                        ----------------             -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                                       (Unaudited)

Current liabilities:
   Notes payable                                                            $   12,639              $        -
   Current portion of long-term debt and capital lease obligations              17,295                   8,511
   Accounts payable                                                            195,926                 118,909
   Accrued expenses and other current liabilities                              135,395                 124,515
                                                                            ----------              ----------
      Total current liabilities                                                361,255                 251,935
                                                                            ----------              ----------

Long-term debt and capital lease obligations                                   552,206                 407,272
                                                                            ----------              ----------

Other noncurrent liabilities:
   Pension and postretirement benefits                                          32,633                  38,486
   Other                                                                        36,636                  24,942
                                                                            ----------              ----------
      Total other noncurrent liabilities                                        69,269                  63,428
                                                                            ----------              ----------

Shareholders' equity:
   Preferred stock, $1.00 par value,  1,000,000
    authorized shares Common stock,
    $.50 par value, 100,000,000 authorized shares;
    38,806,862 and 37,527,362 issued                                            19,403                  18,769
   Additional paid-in capital                                                  107,497                  96,971
   Retained earnings                                                           258,426                 245,270
   Accumulated other comprehensive income                                        4,426                       -
                                                                            ----------              ----------
      Total shareholders' equity                                               389,752                 361,010
                                                                            ----------              ----------
                                                                            $1,372,482              $1,083,645
                                                                            ==========              ==========

 See accompanying notes to consolidated condensed financial statements.

                                      4-15

                             SMITHFIELD FOODS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   13 Weeks Ended        13 Weeks Ended         26 Weeks Ended       26 Weeks Ended
(In thousands, except per share data)            November 1, 1998      October 26, 1997       November 1, 1998     October 26, 1997
-------------------------------------            ----------------      ----------------       ----------------     ----------------

Sales                                                    $874,378              $982,699             $1,740,201           $1,897,662
Cost of sales                                             756,914               888,729              1,549,960            1,728,508
                                                         --------              --------             ----------           ----------
Gross profit                                              117,464                93,970                190,241              169,154

Selling, general and administrative expenses               65,974                53,177                123,971              102,369
Depreciation expense                                       14,015                10,353                 26,954               20,068
Interest expense                                           10,916                 8,036                 20,622               15,403
Nonrecurring charge                                            -                     -                      -                12,600
                                                         --------              --------             ----------           ----------

Income before income taxes                                 26,559                22,404                 18,694               18,714

Income taxes                                                8,078                 6,856                  5,538                9,707
                                                         --------              --------             ----------           ----------


Net income                                               $ 18,481              $ 15,548             $   13,156           $    9,007
                                                         ========              ========             ==========           ==========

Net income per common share:
      Basic                                              $    .48              $    .41             $      .35           $      .24
                                                         ========              ========             ==========           ==========
      Diluted                                            $    .47              $    .39             $      .33           $      .23
                                                         ========              ========             ==========           ==========

 Average common shares outstanding:
      Basic                                                38,273                37,527                 37,905               37,527
                                                         ========              ========             ==========           ==========
      Diluted                                              39,599                39,666                 39,807               39,639
                                                         ========              ========             ==========           ==========

 See accompanying notes to consolidated condensed financial statements.

                                      5-15

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             26 Weeks Ended     26 Weeks Ended
                                                                           November 1, 1998   October 26, 1997
                                                                           ----------------   ----------------
Cash flows from operating activities:
   Net income                                                                     $  13,156          $   9,007
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                               29,039             21,649
         (Gain) loss on sale of property, plant and equipment                           428               (310)
         Changes  in  operating  assets  and  liabilities, net
            of effect of acquisitions:
               Accounts receivable                                                  (42,414)           (21,542)
               Inventories                                                          (41,592)           (36,873)
               Prepaid expenses and other current assets                             11,481            (10,457)
               Other assets                                                          (5,722)             3,768
               Accounts payable, accrued expenses and other liabilities              48,085             57,454
                                                                                  ---------          ---------
            Net cash provided by operating activities                                12,461             22,696
                                                                                  ---------          ---------

Cash flows from investing activities:
   Capital expenditures                                                             (40,665)           (51,069)
   Business acquisitions, net of cash                                               (89,176)           (10,123)
   Proceeds from sale of property, plant and equipment                                   61              1,142
   Investments in partnerships and other assets                                         577             (7,565)
                                                                                  ---------          ---------
            Net cash used in investing activities                                  (129,203)           (67,615)
                                                                                  ---------          ---------

Cash flows from financing activities:
   Net borrowings (repayments) on notes payable                                      11,660            (75,000)
   Proceeds from issuance of long-term debt                                           3,536              2,900
   Net borrowings on long-term credit facility                                       81,000            207,000
   Principal payments on long-term debt and capital lease obligations               (15,414)           (80,403)
   Exercise of common stock options                                                  11,160                 84
                                                                                  ---------          ---------
            Net cash provided by financing activities                                91,942             54,581
                                                                                  ---------          ---------

Net increase (decrease) in cash and cash equivalents                                (24,800)             9,662
Effect of currency exchange rates                                                       523               --
Cash and cash equivalents at beginning of period                                     60,522             25,791
                                                                                  ---------          ---------
Cash and cash equivalents at end of period                                        $  36,245          $  35,453
                                                                                  =========          =========

Supplemental disclosures of cash flow information:
   Cash payments during period:
      Interest (net of amount capitalized)                                        $  15,071          $  14,476
                                                                                  =========          =========
      Income taxes                                                                $   2,195          $   3,847
                                                                                  =========          =========

     See accompanying notes to consolidated condensed financial statements.

                                      6-15

                             SMITHFIELD FOODS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) These statements should be read in conjunction with the Consolidated Financial Statements and related notes which are included in the Company's Annual Report for the fiscal year ended May 3, 1998.

(2) The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the periods included in this report.

(3)  Inventories consist of the following:

     (In thousands)                 Nov. 1, 1998         May 3, 1998
     --------------                 ------------         -----------

     Fresh and processed meats          $218,487            $171,090
     Hogs on farms                        67,001              49,263
     Manufacturing supplies               23,009              18,538
     Other                                11,853              10,620
                                        --------            --------
                                        $320,350            $249,511
                                        ========            ========



(4) Income per basic share is computed based on the average common shares outstanding during the period. Income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common shares, such as stock options and contingently issuable shares. The computation for basic and diluted income per share is as follows:


                                                                  13 Weeks Ended                  26 Weeks Ended
                                                                  --------------                  --------------
     (In thousands, except per share amounts)              Nov. 1, 1998  Oct. 26, 1997    Nov. 1, 1998    Oct. 26, 1997
     ----------------------------------------              ------------  -------------    ------------    -------------

     Numerator for basic and diluted income per share:
           Net income                                           $18,481        $15,548         $13,156          $ 9,007
                                                                =======        =======         =======          =======
     Denominator for basic income per share:
        Average number of shares outstanding                     38,273         37,527          37,905           37,527
     Effect of dilutive securities:
        Stock options                                             1,209          2,139           1,785            2,112
        Contingently issuable shares                                117           --               117             --
                                                                -------        -------         -------          -------
     Denominator for diluted income per share                    39,599         39,666          39,807           39,639
                                                                =======        =======         =======          =======
     Net income per share:
        Basic                                                   $   .48        $   .41         $   .35          $   .24
                                                                =======        =======         =======          =======
        Diluted                                                 $   .47        $   .39         $   .33          $   .23
                                                                =======        =======         =======          =======

                                      7-15

         Summarized below are stock option shares outstanding at the end of each fiscal period which were not included in the computation of income per diluted share because the average exercise price of the options was greater than the average market price of the common shares.


                                                         13 Weeks Ended                       26 Weeks Ended
                                                         --------------                       --------------
                                                 Nov. 1, 1998    Oct. 26, 1997         Nov. 1, 1998    Oct. 26, 1997
                                                 ------------    -------------         ------------    -------------
     Stock option shares excluded                     415,000           25,000              415,000           25,000
     Average option price per share                    $27.88           $32.75               $27.88           $32.75

         Under the purchase agreement with North Side Foods Corp. ("North Side"), the Company has a contingent payment in which a maximum of 469,000 shares of the Company's common stock could be issued if the market price equals or exceeds $32.00 per share.

(5) The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in fiscal 1999. The components of comprehensive income, net of related tax, consist of:


                                                     13 Weeks Ended                          26 Weeks Ended
                                                     --------------                          --------------
     (In thousands)                           Nov. 1, 1998    Oct. 26, 1997            Nov. 1, 1998    Oct. 26, 1997
                                              ------------    -------------            ------------    -------------
     Net income                                    $18,481          $15,548                 $13,156           $9,007
     Other comprehensive income:
        Foreign currency translation
           adjustment                                3,489                -                   3,489                -
        Unrealized gain on securities                  687                -                     937                -
                                                   -------          -------                 -------           ------
     Comprehensive income                          $22,657          $15,548                 $17,582           $9,007
                                                   =======          =======                 =======           ======


(6) In September 1998, the Company acquired all of the capital stock of Societe Bretonne de Salaisons, the largest private label manufacturer of ham, pork shoulder and bacon products in France. In October 1998, the Company acquired all of the assets and business of North Side Foods Corp., a leading producer of precooked pork products in North America. Both acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition.

         During the 26 weeks ended November 1, 1998, the Company increased its ownership in the Circle Four hog production operation to 77% from 37%, requiring the Company to consolidate the accounts of Circle Four and to discontinue using the equity method of accounting for this operation. From June 1, 1998, the date on which the Company acquired a majority ownership of Circle Four, the financial position and results of operations of Circle Four have been reported on a consolidated basis. During fiscal 1998, Circle Four was accounted for using the equity method of accounting.

(7) In August 1997, the U.S. District Court for the Eastern District of Virginia imposed $12.6 million in civil penalties against the Company in a civil action brought by the U.S. Environmental Protection Agency. This amount is reflected as a nonrecurring charge in the 26 weeks ended October 26, 1997. The Company has appealed this decision to the U.S. Court of Appeals for the Fourth Circuit.

                                      8-15

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS


GENERAL

Smithfield Foods, Inc. (the "Company") is comprised of a Meat Processing Group ("MPG") and a Hog Production Group ("HPG"). The MPG consists of seven pork processing subsidiaries, Gwaltney of Smithfield, Ltd. ("Gwaltney"), John Morrell & Co. ("John Morrell"), Lykes Meat Group, Inc. ("Lykes"), North Side Foods Corp. ("North Side"), Patrick Cudahy Incorporated ("Patrick Cudahy"), Societe Bretonne de Salaisons ("SBS"), and The Smithfield Packing Company, Incorporated
("Smithfield Packing"). The HPG consists of Brown's of Carolina, Inc. ("Brown's"), an 86%-owned subsidiary of the Company; a 50% interest in Smithfield-Carroll's ("Smithfield-Carroll's"), a joint hog production arrangement between the Company and an affiliate of Carroll's Foods, Inc., and a 77% interest in Circle Four ("Circle Four"), a joint hog production arrangement with certain of the principal hog suppliers for the Company's Eastern operations. Brown's and Smithfield-Carroll's produce hogs in North Carolina and Virginia which are sold to the MPG. Circle Four produces hogs in Utah which are sold to an unrelated party.

RECENT DEVELOPMENTS

On December 1, 1998, the Company completed its tender offer to acquire all of the outstanding capital stock of Schneider Corporation ("Schneider"). The Company acquired approximately 94% of Schneider's voting common shares and approximately 59% of its Class A non-voting shares, which in the aggregate represents approximately 63% of the total equity of Schneider, in exchange for approximately 2.5 million Exchangeable Shares of Smithfield Canada Limited, a wholly-owned subsidiary of the Company. Each Exchangeable Share is exchangeable by the holder at any time for one common share of the Company. Schneider produces and markets a full line of processed meats and is one of the largest food companies in Canada. Schneider had revenues in its fiscal year ended October 1997 of US$512.7 million.

RESULTS OF OPERATIONS

During the quarter ended November 1, 1998, the Company acquired all of the capital stock of SBS and all the assets and business of North Side. SBS is the largest private-label manufacturer of ham, pork shoulder and bacon products in France. North Side is a major domestic supplier of pre-cooked sausage to McDonald's Corporation. Both acquisitions are accounted for using the purchase method of accounting.

         In the first half of fiscal 1999, the Company increased its ownership in Circle Four from 37% to 77%, requiring the Company to consolidate the accounts of Circle Four and to discontinue using the equity method of accounting for this operation. The impact of this consolidation on the consolidated condensed balance sheet as of November 1, 1998 was to increase total assets by $82.4 million and long-term debt by $52.3 million. While the Company has consolidated the accounts of Circle Four in the accompanying consolidated condensed financial statements, it continues to pursue ventures which could reduce its investment in Circle Four to 50% or less.

         The Company's operating results for the 13 weeks ended November 1, 1998 include those of Circle Four for the full fiscal period, SBS for four weeks and North Side for two weeks. The Company's fiscal 1999 first-half operating results include those of Circle Four for 22 weeks, SBS for four weeks and North Side for two weeks.

     The comparative results of operations for the 13 weeks and the 26 weeks ended November 1, 1998 were favorably affected by a significant decrease in live hog prices, the lowest in nearly three decades. These prices were the primary reason for the substantially improved profits at the Company's MPG and the losses incurred at the HPG.

                                      9-15

13 Weeks Ended November 1, 1998 -
13 Weeks Ended October 26, 1997

Sales in the second quarter of fiscal 1999 decreased $108.3 million, or 11.0%, from the comparable period in fiscal 1998. The decrease in sales reflected a 17.1% decrease in unit sales prices at the MPG, reflecting significantly lower live hog costs passed through to customers in the form of lower unit selling prices, which was not totally offset by a 6.0% increase in sales tonnage which included the sales tonnage of Circle Four, SBS and North Side. The increase in sales tonnage reflected a 6.0% increase in fresh pork tonnage, a 0.8% decrease in processed meats tonnage and a 12.1% increase in the tonnage of by-products. The increase in fresh pork tonnage reflected increased slaughter levels that took advantage of increased margins on fresh pork related to the increased supply of hogs and corresponding lower live hog prices. In addition, the increase in fresh pork tonnage reflected a full quarter of second shift operations at John Morrell's Sioux City, Iowa plant compared to less than a full quarter of second shift operations in the second quarter of fiscal 1998. The decrease in processed meats tonnage was primarily related to a sharp drop in exports of hot dogs to Russia, which was partially offset by increased processed meats tonnage at existing operations as well as at newly acquired companies.

         Cost of sales decreased $131.8 million, or 14.8%, in the second quarter of fiscal 1999, reflecting a 39.3% decrease in live hog costs from the comparable period in fiscal 1998, which was partially offset by increased sales tonnage at existing operations and the inclusion of the sales of Circle Four, SBS and North Side.

         Gross profit in the second quarter of fiscal 1999 increased $23.5 million, or 25.0%, from the comparable period in fiscal 1998. The increase in gross profit was primarily due to substantially higher margins at the MPG. Fresh pork margins improved substantially, reflecting the lower cost of raw materials (live hogs) and increased sales tonnage. Margins on processed meats also increased, reflecting the lower raw material costs. MPG gross profits were partially offset by substantial losses at the HPG due to the lower live hog prices.

         Selling, general and administrative expenses increased $12.8 million, or 24.1%, in the second quarter of fiscal 1999 from the comparable period in fiscal 1998. The increase was primarily due to higher selling, marketing and product promotion costs associated with intensive efforts to market branded fresh pork and processed meats, expenses associated with the Year 2000 and selling, general and administrative expenses at Circle Four, SBS and North Side.

         Depreciation expense increased $3.7 million, or 35.4%, in the second quarter of fiscal 1999 from the comparable period in fiscal 1998. The increase was related to completed capital projects at several of the Company's processing plants and the inclusion of the depreciation expense at Circle Four, SBS and North Side.

         Interest expense increased $2.9 million, or 35.9%, in the second quarter of fiscal 1999 from the comparable period in fiscal 1998, reflecting the inclusion of the interest expense of Circle Four, the cost of borrowings to finance the additional investment in Circle Four, the acquisitions of SBS and North Side, and the higher cost of long-term debt placed in the fourth quarter of fiscal 1998.

         Income before taxes in the second quarter of fiscal 1999 was adversely affected by a loss of $14.6 million at the HPG compared to a profit of $5.2 million in the same period of fiscal 1998.

     The effective income tax rate for the second quarter of fiscal 1999 was 30.4% compared to 30.6% in the corresponding period of fiscal 1998.

         Reflecting the factors previously discussed, net income increased to $18.5 million, or $.47 per diluted share, in the second quarter of fiscal 1999, up from net income of $15.5 million, or $.39 per diluted share, in the second quarter of fiscal 1998.

         The operating results of the MPG and the HPG are influenced by several factors, including the supply and price levels of hogs, and, as a result, are largely counter-cyclical in nature. While the Company expects to incur losses at the HPG for the remainder of fiscal 1999, these losses should be offset by improved margins at the MPG.

                                     10-15

26 Weeks Ended November 1, 1998 -
26 Weeks Ended October 26, 1997

Sales in the first half of fiscal 1999 decreased $157.5 million, or 8.3%, from the comparable period in fiscal 1998. The decrease in sales reflected a 16.8% decrease in unit sales prices at the MPG, reflecting significantly lower live hog costs passed through to customers in the form of lower unit selling prices which was not totally offset by a 9.0% increase in sales tonnage which included the sales tonnage of Circle Four, SBS and North Side. The increase in sales tonnage reflected an 8.8% increase in fresh pork tonnage, a 4.8% increase in processed meats tonnage and a 14.0% increase in the tonnage of by-products. The increase in fresh pork tonnage reflected increased slaughter levels that took advantage of increased margins on fresh pork related to the increased supply of hogs and corresponding lower live hog prices. In addition, the increase in fresh pork tonnage reflected a full 26 weeks of second shift operations at John Morrell's Sioux City, Iowa plant compared to less than a full quarter of second shift operations in the first half of fiscal 1998. The increase in processed meats tonnage was primarily related to increased tonnage at existing operations as well as at newly acquired companies. This increase in tonnage was partially offset by a sharp drop in exports of hot dogs to Russia in the second quarter of fiscal 1999.

         Cost of sales decreased $178.5 million, or 10.3%, in the first half of fiscal 1999, reflecting a 34.7% decrease in live hog costs from the comparable period in fiscal 1998, which was partially offset by increased sales tonnage at existing operations and the inclusion of the sales of Circle Four, SBS and North Side.

         Gross profit in the first half of fiscal 1999 increased $21.1 million, or 12.5%, from the comparable period in fiscal 1998. The increase in gross profit was primarily due to substantially higher margins at the MPG. Fresh pork margins improved substantially, reflecting the lower cost of raw materials (live hogs) and increased sales tonnage. Margins on processed meats also increased, reflecting the lower raw material costs. MPG gross profits were partially offset by substantial losses at the HPG due to the lower live hog prices.

         Selling, general and administrative expenses increased $21.6 million, or 21.1%, in the first half of fiscal 1999 from the comparable period in fiscal 1998. The increase was primarily due to higher selling, marketing and product promotion costs associated with intensive efforts to market branded fresh pork and processed meats, expenses associated with the Year 2000 and selling, general and administrative expenses at Circle Four, SBS and North Side.

         Depreciation expense increased $6.9 million, or 34.3%, in the first half of fiscal 1999 from the comparable period in fiscal 1998. The increase was related to completed capital projects at several of the Company's processing plants and the inclusion of the depreciation expense at Circle Four, SBS and North Side.

         Interest expense increased $5.2 million, or 33.9%, in the first half of fiscal 1999 from the comparable period in fiscal 1998, reflecting the inclusion of the interest expense of Circle Four, the cost of borrowings to finance the additional investments in Circle Four, the acquisitions of SBS and North Side, and the higher cost of long-term debt placed in the fourth quarter of fiscal 1998.

     A nonrecurring charge of $12.6 million in the first half of fiscal 1998 reflected the imposition of civil penalties against the Company by the U. S. District Court for the Eastern District of Virginia in a civil action brought by the U. S. Environmental Protection Agency. The Company has appealed the Court's judgement to the U. S. Court of Appeals for the Fourth Circuit.

     Income before taxes in the first half of fiscal 1999 was adversely affected by a loss of $18.3 million at the HPG compared to a profit of $15.6 million in the same period of fiscal 1998.

         The effective income tax rate for the first half of fiscal 1999 was 29.6% compared to 31.0% in the corresponding period of fiscal 1998, excluding the nonrecurring charge, reflecting increased use of tax incentives.


                                     11-15

         Reflecting the factors previously discussed, net income increased to $13.2 million, or $.33 per diluted share, in the first half of fiscal 1999, up from net income of $9.0 million, or $.23 per diluted share, in the first half of fiscal 1998. Excluding the nonrecurring charge, net income was $21.6 million, or $.55 per diluted share, for the first half of fiscal 1998.

         The operating results of the MPG and the HPG are influenced by several factors, including the supply and price levels of hogs, and, as a result, are largely counter-cyclical in nature. While the Company expects to incur losses at the HPG for the remainder of fiscal 1999, these losses should be offset by improved margins at the MPG.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash provided by operations totaled $12.5 million in the first half of fiscal 1999. This increase in cash was the result of profitable operations. The historical seasonal increase in the levels of inventories and accounts receivable was offset by an increase in current liabilities. Traditionally, the Company builds large inventories of hams in the summer months which are sold during the fall holiday season. These sales are converted to cash and used to reduce credit facility borrowings in the Company's fiscal third quarter.

         The Company's capital expenditures totaled $40.7 million in the first half of fiscal 1999. These capital expenditures included renovations and expansion projects at several of the Company's processing plants, additional hog production facilities at Circle Four and replacement systems associated with the Year 2000. In addition, the Company invested $23.5 million in Circle Four and acquired all of the capital stock of SBS and all the assets and business of North Side. These capital expenditures and acquisitions were funded with borrowings under the Company's revolving credit facility.

         As of November 1, 1998, the Company had definitive commitments of $20.4 million for capital expenditures primarily to increase its value-added fresh pork capacity at several of its processing plants and to replace and upgrade portions of its hardware and software in response to the Year 2000. In addition, the Company had definitive commitments of $17.2 million at Circle Four primarily for additional hog production facilities. The Company anticipates additional investments of $24.8 million in Circle Four in fiscal 1999 for the capital expenditures and working capital needs. These expenditures at Circle Four will be funded with additional long-term financing or with funds provided by a joint venture which the Company is actively seeking.


YEAR 2000

The Year 2000 problem relates to computer systems that have date-sensitive programs that were designed to read years beginning with "19," but may not recognize the year 2000. Company information technology ("IT") systems (including non-IT systems) and third party information systems that fail due to the Year 2000 may have a material adverse effect on the Company. The Year 2000 issue has the potential to effect the Company's supply, production, distribution and financial chains.

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

         The Company has identified and defined the critical IT and non-IT projects. These projects relate to systems which include any necessary technology used in manufacturing or administration with date-sensitive information that is critical to the day-to-day operations of the business. Of the IT projects, 7% have been completed, 17% are being tested, 17% are in remediation, correction and replacement, and the remaining, less critical projects are being analyzed and planned. All critical IT system implementations and remediations are expected to be completed by June 30, 1999. The non-IT (plant) projects have identified system components which have a potential issue with rolling dates into the Year 2000. Of these components, 44% are fully compliant with the others at various stages of progress in the action plan. Approximately 30% of the non-IT system remediation process has been completed. All critical non-IT system implementation and remediation is expected to be completed by June 30, 1999.

                                     12-15

         The forecasted cost of the Year 2000 solution, including hardware and software replacement, is expected to be approximately $31.7 million, of which $15.0 million has been expended to date. The Company has expensed approximately $3.4 million to date, including $2.6 million in the second quarter of fiscal 1999 for the Year 2000, primary related to planning and evaluating system status. The Company estimates $18.5 million will be capitalized in accordance with generally accepted accounting principles. These expenditures are anticipated to be incurred through December 1999.

         Third party risk is being proactively assessed through inquiries and questionnaires. Significant vendors, electronic commerce customers and financial institutions have been sent inquiries about the status of their compliance for the Year 2000. Additionally, the Company will follow up the inquiries and questionnaires with interviews. This process is expected to be an ongoing evaluation and at this point management cannot determine the level of risk associated with third parties.

         The Company believes its planning efforts are adequate to address its Year 2000 concerns. The Company is developing a worse case scenario and a contingency plan which includes an evaluation of the criticality of each manufacturing process and the determination of possible manual alternatives, including the purchase of additional inventory and related storage for production supplies.

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


FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for the future. There may also be other statements of beliefs, future plans and strategies or anticipated events and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, integration of acquisitions and changes in, or the failure or inability to comply with, governmental regulation, including without limitation, environmental and health regulations.

                                     13-15

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

A.       Exhibits

         Exhibit 4.5 - Five-Year Credit Agreement dated as of July 10, 1997, among Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and The Chase Manhattan Bank, as Administrative Agent, relating to a $300,000,000 secured five-year revolving credit facility (incorporated by reference to
              Exhibit 4.5 of the Company's Annual Report on Form 10-K for its fiscal year ended April 27, 1997 filed with the Commission on July 25, 1997); and Amendment Number One to the Five-Year Credit Agreement dated as of November 19, 1997 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 1998 filed with the Commission on March 17, 1998); Amendment Number Two to the Five-Year Credit Agreement dated as of August 26, 1998 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 1998 filed with the Commission on September 14, 1998); and Amendment Number Three to the Five-Year Credit Agreement dated as of November 12, 1998.

         Exhibit 27 - Financial Data Schedule

B.       Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter for which this report is filed.

                                     14-15

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  SMITHFIELD FOODS, INC.


  /s/ AARON D. TRUB
  -------------------------
  Aaron D. Trub
  Vice President, Chief Financial Officer and Secretary




  /s/ C. LARRY POPE
  ----------------------------
  C. Larry Pope
  Vice President, Finance



  Date: December 15, 1998
                                     15-15