Form 10-Q
period 1999-01-31
SMITHFIELD FOODS INC
filed 1999-03-12
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended January 31, 1999

                                       or



TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




 For the transition period from...............to...............................


                          COMMISSION FILE NUMBER 0-2258

                             SMITHFIELD FOODS, INC.
                               200 Commerce Street
                           Smithfield, Virginia 23430

                                 (757) 365-3000


       Virginia                                                 52-0845861
-----------------------                                    --------------------
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



                                                           Yes   [x]     No  [ ]



             Class                         Shares outstanding at March 5, 1999
--------------------------------         ---------------------------------------
Common Stock, $.50 par value                             41,844,359



                                      1-16

                             SMITHFIELD FOODS, INC.
                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                               PAGE

   Item 1.  Financial Statements


      Consolidated Condensed Balance Sheets - January 31, 1999 and May 3, 1998                3-4

      Consolidated Condensed Statements of Income - 13 Weeks Ended January 31,
          1999 and 14 Weeks Ended February 1, 1998 and 39 Weeks Ended January
          31, 1999 and 40 Weeks Ended February 1, 1998                                         5

      Consolidated Condensed Statements of Cash Flows - 39 Weeks Ended January 31, 1999
         and 40 Weeks Ended February 1, 1998                                                   6

      Notes to Consolidated Condensed Financial Statements                                    7-8

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                  9-14



PART II.  OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K                                                 15

                                      2-16

                          PART I. FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(in thousands)                              January 31, 1999        May 3, 1998
--------------                              ----------------        -----------
ASSETS                                         (Unaudited)

Current assets:
     Cash                                        $    28,699        $    60,522
     Accounts receivable, net                        228,895            156,091
     Inventories                                     293,984            249,511
     Prepaid expenses and other current assets        43,142             44,999
                                                 -----------        -----------
          Total current assets                       594,720            511,123
                                                 -----------        -----------

Property, plant and equipment                      1,019,666            705,872
     Less accumulated depreciation                  (275,564)          (233,652)
                                                 -----------        -----------
          Net property, plant and equipment          744,102            472,220
                                                 -----------        -----------

Other assets:
     Investments in partnership                       46,887             49,940
     Goodwill                                         73,664             12,360
     Other                                            93,720             38,002
                                                 -----------        -----------
          Total other assets                         214,271            100,302
                                                 -----------        -----------

                                                 $ 1,553,093        $ 1,083,645
                                                 ===========        ===========


     See accompanying notes to consolidated condensed financial statements.


                                      3-16

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(in thousands)                                                   January 31, 1999        May 3, 1998
--------------                                                   ----------------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                                (Unaudited)

Current liabilities:
     Notes payable                                                     $   15,586         $     --
     Current portion of long-term debt and capital lease obligations       27,356              8,511
     Accounts payable                                                     172,117            118,909
     Accrued expenses and other current liabilities                       182,527            124,515
                                                                       ----------         ----------
          Total current liabilities                                       397,586            251,935
                                                                       ----------         ----------

Long-term debt and capital lease obligations                              543,043            407,272

Other noncurrent liabilities:
     Pension and postretirement benefits                                   27,695             38,486
     Other                                                                 64,435             24,942
                                                                       ----------         ----------
          Total other noncurrent liabilities                               92,130             63,428
                                                                       ----------         ----------

Shareholders' equity:
     Preferred stock, $1.00 par value, 1,000,000 authorized shares
     Common stock, $.50 par value, 100,000,000
          authorized shares; 41,839,859 and 37,527,362 issued              20,920             18,769
     Additional paid-in capital                                           179,893             96,971
     Retained earnings                                                    313,406            245,270
     Accumulated other comprehensive income                                 6,115               --
                                                                       ----------         ----------
          Total shareholders' equity                                      520,334            361,010
                                                                       ----------         ----------

                                                                       $1,553,093         $1,083,645
                                                                       ==========         ==========

     See accompanying notes to consolidated condensed financial statements.


                                      4-16

                             SMITHFIELD FOODS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                               13 Weeks Ended    14 Weeks Ended      39 Weeks Ended      40 Weeks Ended
(In thousands, except per share data)        January 31, 1999  February 1, 1998    January 31, 1999    February 1, 1998
-------------------------------------        ----------------  ----------------    ----------------    ----------------
Sales                                             $ 1,035,728       $ 1,095,999         $ 2,775,929         $ 2,993,661
Cost of sales                                         834,524           979,408           2,387,415           2,705,972
                                                  -----------       -----------         -----------         -----------
Gross profit                                          201,204           116,591             388,514             287,689

Selling, general and administrative expenses           88,780            64,157             212,751             166,526
Depreciation expense                                   17,740            11,018              44,694              31,086
Interest expense                                       10,553             8,424              31,175              23,827
Minority interest                                        (765)              (72)             (3,696)              1,872
Nonrecurring charge                                      --                --                  --                12,600
                                                  -----------       -----------         -----------         -----------
Income before income taxes                             84,896            33,064             103,590              51,778

Income taxes                                           29,916             9,345              35,454              19,052
                                                  -----------       -----------         -----------         -----------
Net income                                        $    54,890       $    23,719         $    68,136         $    32,726
                                                  ===========       ===========         ===========         ===========

Net income per common share:
     Basic                                        $      1.35       $       .63         $      1.75         $       .87
                                                  ===========       ===========         ===========         ===========
     Diluted                                      $      1.31       $       .60         $      1.69         $       .82
                                                  ===========       ===========         ===========         ===========
Average common shares outstanding:
     Basic                                             40,856            37,537              38,889              37,531
                                                  ===========       ===========         ===========         ===========
     Diluted                                           41,836            39,781              40,376              39,687
                                                  ===========       ===========         ===========         ===========

     See accompanying notes to consolidated condensed financial statements.

                                      5-16

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      39 Weeks Ended  40 Weeks Ended
                                                                       Jan. 31, 1999    Feb. 1, 1998
                                                                       -------------    ------------
Cash flows from operating activities:
 Net income                                                                $  68,136       $  32,726
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                              48,843          33,592
   (Gain) loss on sale of property, plant and equipment                          282            (764)
   Changes in operating assets and liabilities, net of effect of acquisitions:
     Accounts receivable                                                     (15,172)          9,813
     Inventories                                                              16,097           8,820
     Prepaid expenses and other current assets                                 6,573         (10,405)
     Other assets                                                            (47,008)          4,313
     Accounts payable, accrued expenses and other liabilities                 28,190          (1,227)
                                                                           ---------       ---------
    Net cash provided by operating activities                                105,941          76,868
                                                                           ---------       ---------

Cash flows from investing activities:
 Capital expenditures                                                        (63,400)        (73,287)
 Business acquisitions, net of cash                                         (109,942)         (6,997)
 Proceeds from sale of property, plant and equipment                             575           1,161
 Investments in partnerships and other assets                                    703          (8,705)
                                                                           ---------       ---------
     Net cash used in investing activities                                  (172,064)        (87,828)
                                                                           ---------       ---------

Cash flows from financing activities:
 Net borrowings (repayments) on notes payable                                  1,965         (75,000)
 Proceeds from issuance of long-term debt                                      3,536           2,900
 Net borrowings on long-term credit facility                                  35,000         177,000
 Principal payments on long-term debt and capital lease obligations          (18,560)        (83,439)
 Exercise of common stock options                                             12,023             124
                                                                           ---------       ---------
     Net cash provided by financing activities                                33,964          21,585
                                                                           ---------       ---------

Net increase (decrease) in cash and cash equivalents                         (32,159)         10,625
Effect of currencey exchange rates                                               336              --
Cash and cash equivalents at beginning of period                              60,522          25,791
                                                                           ---------       ---------
Cash and cash equivalents at end of period                                 $  28,699       $  36,416
                                                                           =========       =========

Supplemental disclosures of cash flow information:
 Cash payments during period:
  Interest (net of amount capitalized)                                     $  20,892       $  22,337
                                                                           =========       =========
  Income taxes                                                             $   4,476       $   3,886
                                                                           =========       =========

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

(3) Inventories consist of the following:


    (In thousands)                    Jan. 31, 1999    May 3, 1998
    --------------                    -------------    -----------

    Fresh and processed meats             $ 182,415      $ 171,090
    Hogs on farms                            69,969         49,263
    Manufacturing supplies                   30,176         18,538
    Other                                    11,424         10,620
                                          ---------      ---------
                                          $ 293,984      $ 249,511
                                          =========      =========


(4) Income per basic share is computed based on the average common shares outstanding during the period. Income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common shares, such as stock options. The computation for basic and diluted income per share is as follows:



                                             13 Weeks       14 Weeks             39 Weeks         40 Weeks
(In thousands,                                  Ended          Ended                Ended            Ended
except per share amounts)               Jan. 31, 1999   Feb. 1, 1998        Jan. 31, 1999     Feb. 1, 1998
-------------------------               -------------   ------------        -------------     ------------
Numerator for basic and
   diluted income per share:
      Net income                             $ 54,980       $ 23,719             $ 68,136         $ 32,726
                                            =========      =========            =========         ========

Denominator for basic income per share:
   Average number of shares outstanding        40,856         37,537               38,889           37,531
   Effect of dilutive stock options               980          2,244                1,487            2,156
                                              -------        -------              -------           ------
Denominator for diluted income per share       41,836         39,781               40,376           39,687
                                              =======        =======              =======           ======

Net income per share:
   Basic                                       $ 1.35          $ .63               $ 1.75            $ .87
                                              =======         ======              =======            =====
   Diluted                                     $ 1.31          $ .60               $ 1.69            $ .82
                                              =======         ======              =======            =====


                                      7-16

        Summarized below are stock option shares outstanding at the end of each fiscal period which were not included in the computation of income per diluted share because the exercise price of the options was greater than the average market price of the common shares.

                                      13 Weeks           14 Weeks       39 Weeks         40 Weeks
                                         Ended              Ended          Ended            Ended
                                 Jan. 31, 1999       Feb. 1, 1998  Jan. 31, 1999     Feb. 1, 1998
                                 -------------       ------------  -------------     ------------
Stock option shares excluded            55,000             25,000        405,000           35,000
Average option price per share          $32.38             $32.75         $25.31           $32.50

(5) The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in fiscal 1999. The components of comprehensive income, net of related tax, consist of:

                                     13 Weeks         14 Weeks        39 Weeks        40 Weeks
                                        Ended            Ended           Ended           Ended
(In thousands)                  Jan. 31, 1999     Feb. 1, 1998   Jan. 31, 1999     Feb 1, 1998
--------------                      -------------   ------------  -------------     -----------
Net income                            $54,980          $23,719         $68,136         $32,726
Other comprehensive income:
   Foreign currency translation
      adjustment                         (115)               -           3,374               -
   Unrealized gain on securities        1,804                -           2,741               -
                                      -------          -------         -------         -------
Comprehensive income                  $56,669          $23,719         $74,251         $32,726
                                      =======          =======         =======         =======

(6) In the third quarter ended January 31, 1999, the Company acquired 100% of the voting common shares of Schneider Corporation ("Schneider") and approximately 59% of its Class A non-voting shares, which in the aggregate represents approximately 63% of the total equity of Schneider, in exchange for approximately 2,527,000 Exchangeable Shares of Smithfield Canada Limited, a wholly-owned subsidiary of the Company. Each Exchangeable Share is exchangeable by the holder at any time for one common share of the Company. Schneider produces and markets fresh pork and a full line of processed meats and is the second largest meat processing company in Canada. Schneider had revenues in its fiscal year ended October 1998 of US$548.1 million. In September 1998, the Company acquired all of the capital stock of Societe Bretonne de Salaisons, the largest private label manufacturer of ham, pork shoulder and bacon products in France. In October 1998, the Company acquired all of the assets and business of North Side Foods Corp., a major domestic supplier of precooked sausage to McDonald's Corporation. All three of these acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition.

        During the first nine months of fiscal 1999, the Company increased its ownership in the Circle Four hog production operation to 82% from 37%, requiring the Company to consolidate the accounts of Circle Four and to discontinue using the equity method of accounting for this operation. From June 1, 1998, the date on which the Company acquired a majority ownership interest in Circle Four, the financial position and results of operations of Circle Four have been reported on a consolidated basis. During fiscal 1998, Circle Four was accounted for using the equity method of accounting.

(7) In August 1997, the U.S. District Court for the Eastern District of Virginia imposed $12.6 million in civil penalties against the Company in a civil action brought by the U.S. Environmental Protection Agency. This amount is reflected as a nonrecurring charge in the 39 weeks ended February 1, 1998. The Company has appealed this decision to the U.S. Court of Appeals for the Fourth Circuit.


                                      8-16

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS



GENERAL

Smithfield Foods, Inc. (the "Company") is comprised of a Meat Processing Group ("MPG") and a Hog Production Group ("HPG"). The MPG consists of six wholly-owned domestic pork processing subsidiaries, Gwaltney of Smithfield, Ltd. ("Gwaltney"), John Morrell & Co. ("John Morrell"), Lykes Meat Group, Inc. ("Lykes"), North Side Foods Corp. ("North Side"), Patrick Cudahy Incorporated ("Patrick Cudahy"), and The Smithfield Packing Company, Incorporated ("Smithfield Packing"), and two international pork processing subsidiaries, Schneider Corporation ("Schneider"), a 63%-owned Canadian subsidiary of the Company and Societe Bretonne de Salaisons ("SBS"), a wholly-owned French subsidiary of the Company. The HPG consists of Brown's of Carolina, Inc. ("Brown's"), an 86%-owned subsidiary of the Company; a 50% interest in Smithfield-Carroll's ("Smithfield-Carroll's"), a joint hog production arrangement between the Company and an affiliate of Carroll's Foods, Inc., and an 82% interest in Circle Four ("Circle Four"), a joint hog production arrangement between the Company and affiliates of Carroll's Foods, Inc. Brown's and Smithfield-Carroll's produce hogs in North Carolina, Virginia and Colorado which are sold to the MPG. Circle Four produces hogs in Utah which are sold to an unrelated party.



RECENT DEVELOPMENTS

On February 25, 1999, the Company reached an agreement in principle to acquire all of the capital stock of Carroll's Foods, Inc. and its affiliated companies (collectively "Carroll's Foods"), which include its ownership interests in Smithfield-Carroll's and Circle Four, for approximately $500.0 million, consisting of 3.3 million shares of the Company's common stock, $178.0 million in cash, and the assumption of approximately $216.0 million of debt. The cash portion of the purchase price will be funded with additional long-term financing.

        Carroll's Foods is the second largest hog production company in the U.S. and is headquartered in Warsaw, North Carolina. The acquisition of Carroll's Foods will make Smithfield-Carroll's and Circle Four wholly-owned operations of the Company and will increase the Company's level of vertical integration to approximately 27 percent from its present level of approximately 11 percent and make the Company the largest hog production company in the world. The Company is the largest pork processing company in the world, processing approximately 19 million hogs per year.

        The acquisition is subject to, among other things, the successful negotiation of a definitive acquisition agreement, the satisfactory completion of an ongoing due diligence investigation of Carroll's Foods' businesses, any applicable regulatory filings and reviews, and the approval of the Company's Board of Directors. The Company expects to close this transaction in May.

        The Company has acquired a 19.9% equity interest in Animex, S. A., the largest meat processing company in Poland, headquartered in Warsaw.



RESULTS OF OPERATIONS

During the quarter ended January 31, 1999, the Company acquired approximately 63% of the equity of Schneider. Schneider produces and markets fresh pork and a full line of processed meats and is the second largest meat processing company in Canada. Also, in the first nine months of fiscal 1999, the Company acquired all of the capital stock of SBS and all of the assets and business of North Side. SBS is the largest private-label manufacturer of ham, pork shoulder and bacon products in France. North Side is a major domestic supplier of


                                      9-16
precooked sausage to McDonald's Corporation. All of these acquisitions have been accounted for using the purchase method of accounting.

        In the first nine months of fiscal 1999, the Company increased its ownership in Circle Four from 37% to 82%. Accordingly, the Company consolidated the accounts of Circle Four and discontinued using the equity method of accounting for this operation. The impact of this consolidation on the consolidated condensed balance sheet as of January 31, 1999 was to increase total assets by $78.5 million and long-term debt by $50.6 million.

        The Company's operating results for the 13 weeks ended and the 39 weeks ended January 31, 1999 include those of Circle Four, SBS, North Side and Schneider (collectively the "acquired businesses") from their respective dates of acquisition.

        The comparative results of operations for the third quarter and first nine months of fiscal 1999 were favorably affected by significantly lower live hog and raw material prices. Live hog prices were at the lowest levels in over 50 years. These prices were the primary reason for the substantially improved profits in the Company's MPG and the losses incurred in the HPG.

        The fiscal quarter ended January 31, 1999 represented 13 weeks of operations compared to 14 weeks in the fiscal quarter ended February 1, 1998. Accordingly, sales and all expense categories in the 13 weeks and the 39 weeks ended January 31, 1999 reflect the impact of one less week of operations in comparison to the corresponding periods in fiscal 1998.



13 WEEKS ENDED JANUARY 31, 1999 -
14 WEEKS ENDED FEBRUARY 1, 1998

Sales in the third quarter of fiscal 1999 decreased $60.3 million, or 5.5%, from the comparable period in fiscal 1998. The decrease in sales reflected an 11.9 % decrease in unit sales prices in the MPG as the result of significantly lower live hog costs passed through to customers in the form of lower unit selling prices, which was not totally offset by a 6.4% increase in MPG sales tonnage and the inclusion of the sales tonnage of Circle Four. This increase in sales tonnage in the third quarter of fiscal 1999 reflected flat fresh pork tonnage and a 21.4% increase in processed meats tonnage, primarily the result of the inclusion of the operations of Schneider, SBS and North Side, as well as increased processed meats tonnage at existing operations, which were partially offset by a sharp drop in exports of hot dogs to Russia.

        Cost of sales decreased $144.9 million, or 14.8%, in the third quarter of fiscal 1999, reflecting the decrease in live hog costs from the comparable period in fiscal 1998, which was partially offset by the inclusion of the sales of the acquired businesses.

        Gross profit in the third quarter of fiscal 1999 increased $84.6 million, or 72.6%, from the comparable period in fiscal 1998. The increase in gross profit was primarily due to substantially higher margins in the MPG. Fresh pork margins improved substantially, reflecting the impact of lower cost of raw materials (live hogs). Margins on processed meats were flat on increased sales tonnage. MPG gross profits were partially offset by substantial losses in the HPG due to the lower live hog prices.

        Selling, general and administrative expenses increased $24.6 million, or 38.4%, in the third quarter of fiscal 1999 from the comparable period in fiscal 1998. The increase was primarily due to the inclusion of the selling, general and administrative expenses of the acquired businesses, higher selling, marketing and product promotion costs associated with efforts to market branded fresh pork and processed meats, and expenses associated with the Year 2000.

        Depreciation expense increased $6.7 million, or 61.0%, in the third quarter of fiscal 1999 from the comparable period in fiscal 1998. The increase reflected the inclusion of the depreciation expense of the acquired businesses.


                                     10-16

        Interest expense increased $2.1 million, or 25.3%, in the third quarter of fiscal 1999 from the comparable period in fiscal 1998, reflecting the inclusion of the interest expense of the acquired businesses, the cost of borrowings to finance the additional investment in Circle Four, the acquisitions of SBS and North Side, and the higher cost of long-term debt placed in the fourth quarter of fiscal 1998. These increases were partially offset by decreased interest charges on substantially lower borrowings under the Company's long-term revolving credit facility.

        Income before taxes in the third quarter of fiscal 1999 was adversely affected by a loss of $28.3 million in the HPG compared to a loss of $3.1 million in the same period of fiscal 1998.

        The effective income tax rate for the third quarter of fiscal 1999 was 35.2% compared to 28.3% in the corresponding period of fiscal 1998, reflecting increased profits at higher marginal tax rates.

        Reflecting the factors previously discussed, net income increased to $55.0 million, or $1.31 per diluted share, in the third quarter of fiscal 1999, up from net income of $23.7 million, or $.60 per diluted share, in the third quarter of fiscal 1998.

        The operating results of the MPG and the HPG are influenced by several factors, including the supply and price levels of hogs and, as a result, are largely counter-cyclical in nature. While the Company expects to incur losses in the HPG for the remainder of fiscal 1999, these losses should be offset by improved margins in the MPG.



39 WEEKS ENDED JANUARY 31, 1999 -
40 WEEKS ENDED FEBRUARY 1, 1998

Sales in the first nine months of fiscal 1999 decreased $217.7 million, or 7.3%, from the comparable period in fiscal 1998. The decrease in sales reflected a 15.6% decrease in unit sales prices in the MPG as the result of significantly lower live hog costs passed through to customers in the form of lower unit selling prices which was not totally offset by an 8.8% increase in MPG sales tonnage and the inclusion of the sales tonnage of Circle Four. This increase in sales tonnage in the first nine months of fiscal 1999 reflected a 5.6% increase in fresh pork tonnage and a 14.2% increase in processed meats tonnage. The increase in fresh pork tonnage reflected the inclusion of the sales of Schneider and nine months of second shift operations at John Morrell's Sioux City, Iowa plant compared to less than two full quarters of second shift operations in the first nine months of fiscal 1998. The increase in processed meats tonnage was primarily related to the inclusion of the sales of Schneider, SBS and North Side and increased tonnage at existing operations. This increase in processed meats tonnage was partially offset by a sharp drop in exports of hot dogs to Russia in the second and third quarters of fiscal 1999.

        Cost of sales decreased $318.6 million, or 11.8%, in the first nine months of fiscal 1999, reflecting the decrease in live hog costs from the comparable period in fiscal 1998, which was partially offset by the inclusion of the sales of the acquired businesses.

        Gross profit in the first nine months of fiscal 1999 increased $100.8 million, or 35.0%, from the comparable period in fiscal 1998. The increase in gross profit was primarily due to substantially higher margins in the MPG. Fresh pork margins improved substantially, reflecting the impact of lower cost of raw materials (live hogs) and increased sales tonnage, while margins on processed meats were flat. MPG gross profits were partially offset by substantial losses in the HPG due to the lower live hog prices.

        Selling, general and administrative expenses increased $46.2 million, or 27.8%, in the first nine months of fiscal 1999 from the comparable period in fiscal 1998. The increase was primarily due to selling, general and administrative expenses of acquired businesses, higher selling, marketing and product promotion costs associated with intensive efforts to market branded fresh pork and processed meats, and expenses associated with the Year 2000.

                                     11-16

        Depreciation expense increased $13.6 million, or 43.8%, in the first nine months of fiscal 1999 from the comparable period in fiscal 1998. The increase reflected the inclusion of the depreciation expense of the acquired businesses.

        Interest expense increased $7.3 million, or 30.8%, in the first nine months of fiscal 1999 from the comparable period in fiscal 1998, reflecting the inclusion of the interest expense of the acquired businesses, the cost of borrowings to finance the additional investments in Circle Four, the acquisitions of SBS and North Side, and the higher cost of long-term debt placed in the fourth quarter of fiscal 1998.

        A nonrecurring charge of $12.6 million in the first nine months of fiscal 1998 reflected the imposition of civil penalties against the Company by the U. S. District Court for the Eastern District of Virginia in a civil action brought by the U. S. Environmental Protection Agency. The Company has appealed the Court's judgement to the U. S. Court of Appeals for the Fourth Circuit.

        Income before taxes in the first nine months of fiscal 1999 was adversely affected by a loss of $46.6 million in the HPG compared to a profit of $12.4 million in the same period of fiscal 1998.

        The effective income tax rate for the first nine months of fiscal 1999 was 34.2% compared to 29.6% in the corresponding period of fiscal 1998, excluding the nonrecurring charge, reflecting increased profits at higher marginal tax rates.

        Reflecting the factors previously discussed, net income increased to $68.1 million, or $1.69 per diluted share, in the first nine months of fiscal 1999, up from net income of $32.7 million, or $.82 per diluted share, in the first nine months of fiscal 1998. Excluding the nonrecurring charge, net income was $45.3 million, or $1.14 per diluted share, for the first half of fiscal 1998.

        The operating results of the MPG and the HPG are influenced by several factors, including the supply and price levels of hogs and, as a result, are largely counter-cyclical in nature. While the Company expects to incur losses in the HPG for the remainder of fiscal 1999, these losses should be offset by improved margins in the MPG.



LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $105.9 million in the first nine months of fiscal 1999, primarily from operating earnings and noncash charges.

        Capital expenditures totaled $63.4 million in the first nine months of fiscal 1999. These capital expenditures included renovations and expansion projects at several of the Company's processing plants, additional hog production facilities at Circle Four and replacement systems associated with the Year 2000. In addition, the Company invested $18.2 million in Circle Four, and acquired all of the capital stock of SBS and all of the assets and business of North Side for an aggregate $69.3 million in cash plus the assumption of debt. These capital expenditures and business acquisitions were funded with cash provided by operations and borrowings under the Company's long-term revolving credit facility.

        As of January 31, 1999, the Company had definitive commitments of $38.7 million for capital expenditures primarily to increase its value-added fresh pork capacity at several of its processing plants and for additional hog production facilities at Circle Four. These expenditures will be funded with cash provided by operations.


                                     12-16

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

        The Company has identified and defined the critical IT and non-IT projects. These projects relate to systems which include any necessary technology used in manufacturing or administration with date-sensitive information that is critical to the day-to-day operations of the business. Of the IT projects, 43% have been completed, 40% are being tested, 9% are in correction and replacement, and the remaining, less critical projects are being analyzed and planned. All critical IT system implementations and remediations are expected to be completed by June 30, 1999. The non-IT (plant) projects have identified system components which have a potential issue with rolling dates into the Year 2000. Of these components, 76% are fully compliant with the others at various stages of progress in the action plan. Approximately 76% of the non-IT system remediation process has been completed. All critical non-IT system implementation and remediation is expected to be completed by June 30, 1999.

        The forecasted cost of the Year 2000 solution, including hardware and software replacement, is expected to be approximately $32.6 million, of which $20.5 million has been expended to date. The Company has expensed approximately $6.0 million to date, including $2.6 million in the third quarter of fiscal 1999. The Company estimates $18.5 million of the $32.6 million will be capitalized in accordance with generally accepted accounting principles. These expenditures are anticipated to be incurred through December 1999.

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

                                     13-16

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for the future. There may also be other statements of beliefs, future plans and strategies or anticipated events and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: availability and prices of live hogs and other raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, integration of acquisitions and changes in, or the failure or inability to comply with, domestic and foreign governmental regulations, including without limitation, environmental and health regulations.

                                     14-16

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 A.      Exhibits

         Exhibit 27 - Financial Data Schedule

 B.      Reports on Form 8-K.

         1. A Current Report on Form 8-K for November 18, 1998, was filed with the Securities and Exchange Commission on November 20, 1998 to report, under Item 5, intermediate results of the Company's offer for all of the shares of Schneider Corporation.

         2. A Current Report on Form 8-K for November 23, 1998, was filed with the Securities and Exchange Commission on November 24, 1998 to report, under Item 5, the Company's earnings for its second fiscal quarter (including a summary consolidated statement of operations).

         3. A Current Report on Form 8-K for December 1, 1998, was filed with the Securities and Exchange Commission on December 2, 1998 to report, under Item 5, final results of the Company's offer for all of the shares of Schneider Corporation.


                                     15-16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  SMITHFIELD FOODS, INC.


  /s/ AARON D. TRUB
  -------------------------------
  Aaron D. Trub
  Vice President, Chief Financial Officer and Secretary




  /s/ C. LARRY POPE
  -------------------------------
  C. Larry Pope
  Vice President, Finance



  Date: March 12, 1999


                                     16-16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  SMITHFIELD FOODS, INC.



  -------------------------------
  Aaron D. Trub
  Vice President, Chief Financial Officer and Secretary




  -------------------------------
  C. Larry Pope
  Vice President, Finance



  Date:  March 12, 1999


                                     16-16