Form 10-K
period 1999-05-02
SMITHFIELD FOODS INC
filed 1999-08-02
CIK 91388

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                             ---------------------
                                   FORM 10-K
                             ---------------------
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended May 2, 1999

                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from   to

                        COMMISSION FILE NUMBER: 0-2258


                            SMITHFIELD FOODS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Virginia                            52-0845861
  (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)              Identification No.)

      200 Commerce Street
     Smithfield, Virginia                           23430

(Address of principal executive offices)         (Zip Code)

                                 (757) 365-3000
              (Registrant's telephone number, including area code)


                                ---------------
          Securities registered pursuant to Section 12(b) of the Act:
                                     None
                               (Title of Class)
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.50 par value per share
       Rights to Purchase Series A Junior Participating Preferred Stock,
                           $1.00 par value per share
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates as of July 9, 1999 was approximately $1,139,970,261. This figure was calculated by multiplying (i) the $33.50 last sales price of Registrant's Common Stock as reported on The Nasdaq National Market on July 9, 1999 by (ii) the number of shares of Registrant's Common Stock not held by any officer or director of the Registrant or any person known to the Registrant to own more than five percent of the outstanding Common Stock of the Registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the Registrant is in fact an affiliate of the Registrant.

     At July 9, 1999, 46,109,667 shares of the Registrant's Common Stock were outstanding (including for this purpose 1,174,219 Exchangeable Shares issued by the Registrant's subsidiary Smithfield Canada Limited).


                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 2, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS




 ITEM
NUMBER                                                                 PAGE
                              PART I
1. Business .........................................................   1
      General .......................................................   1
      Business Strategy .............................................   2
      Historical Expansion and Acquisitions .........................   2
      Meat Processing Group .........................................   3
      Hog Production Group ..........................................   5
      Employees .....................................................   6
      Regulation ....................................................   6
2. Properties .......................................................   7
3. Legal Proceedings ................................................   8
4. Submission of Matters to a Vote
    of Security Holders .............................................   8
4A. Executive Officers of the Company ...............................   9

                             PART II

5. Market for Company's Common Equity
    and Related Stockholder Matters .................................  10
6. Selected Financial Data ..........................................  11
7. Management's Discussion and Analysis of
    Financial Condition and Results of Operations ...................  12
8. Financial Statements and Supplementary Data ......................  17
9. Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure ..........................  17

                             PART III

10. Directors and Executive Officers of the Company .................  18
11. Executive Compensation ..........................................  18
12. Security Ownership of Certain Beneficial Owners
     and Management .................................................  18
13. Certain Relationships and Related Transactions ..................  18
                             PART IV
14. Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K ........................................  19
SIGNATURES ..........................................................  22
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ......  F-1

                                    PART I


ITEM 1. BUSINESS

GENERAL

     Smithfield Foods, Inc. is the world's largest pork processor and hog producer. As a holding company, Smithfield Foods conducts its business through two groups, the Meat Processing Group and the Hog Production Group, each comprised of a number of subsidiaries. In this discussion, the terms "Smithfield Foods" and "the Company" include subsidiaries, unless otherwise indicated.


     MEAT PROCESSING GROUP

     The Meat Processing Group produces domestically and internationally a wide variety of fresh pork and processed meat products and markets them nationwide and to over 25 foreign markets, including Canada, Poland, France, Japan and Mexico. The Meat Processing Group consists of six domestic and three international pork processing subsidiaries. All these subsidiaries are wholly-owned except as indicated below. Collectively, these subsidiaries currently operate 48 slaughtering and further processing plants.



                                          MEAT PROCESSING GROUP
----------------------------------------------------------------------------------------------------------
SUBSIDIARY                                                       HEADQUARTERS            FISCAL 1999 SALES
------------------------------------------------------   ----------------------------   ------------------
John Morrell & Co. ...................................   Cincinnati, Ohio                $1.4 billion
The Smithfield Packing Company, Incorporated .........   Smithfield, Virginia            $1.3 billion
Schneider Corporation (63%-owned) ....................   Kitchener, Ontario, Canada      $550 million*
Gwaltney of Smithfield, Ltd. .........................   Smithfield, Virginia            $489 million
Animex S.A. (80%-owned) ..............................   Warsaw, Poland                  $350 million*
Lykes Meat Group, Inc. ...............................   Plant City, Florida             $159 million
Patrick Cudahy Incorporated ..........................   Cudahy, Wisconsin               $144 million
Societe Bretonne de Salaisons ........................   Lampaul Guimiliau, France       $100 million*
North Side Foods Corp. ...............................   Arnold, Pennsylvania            $60 million*

---------
* Estimated annualized sales


     HOG PRODUCTION GROUP

        To complement its processing operations, the Company has vertically integrated into hog production through its Hog Production Group, which currently provides the Meat Processing Group with approximately 25% of its live hog requirements. The Hog Production Group operates numerous production facilities through two subsidiaries headquartered in Warsaw, North Carolina as indicated below.



                                        HOG PRODUCTION GROUP
----------------------------------------------------------------------------------------------------
                                                                                   ANNUALIZED MARKET
SUBSIDIARY                         PRINCIPAL LOCATIONS          NUMBER OF SOWS      HOG PRODUCTION
-------------------------   --------------------------------   ----------------   ------------------
Carroll's Foods, Inc.
 (wholly-owned) .........   North Carolina and Virginia          180,000          2.9 million
Brown's of Carolina, Inc.
 (86%-owned) ............   North Carolina, Virginia, Utah,
                            Colorado and South Carolina          170,000*         2.7 million

---------
* Numbers include 100% of Brown's sows and market hogs produced, as well as the sows and market hogs produced by Circle Four Farms, LLC, a wholly-owned subsidiary of Smithfield Foods. Circle Four is managed by Brown's. The market hogs produced by Circle Four's sows are sold to an unrelated third party.

     The discussion below of the Company's business will first summarize the Company's strategic initiatives and its historical expansion through a combination of internal growth and acquisitions. We will next discuss the Meat Processing Group's United States processing operations and international processing operations, followed by the Hog Production Group.

BUSINESS STRATEGY

     The Company's business is based around four strategic initiatives:

     o vertical integration into hog production through Company-owned hog production operations and long-term partnerships and alliances with other large and efficient hog producers;

     o use of genetics which produce hogs that are among the leanest commercially available to enable the Company to market highly differentiated pork products;

     o continued growth through strategic acquisitions; and

     o a heightened emphasis on expansion into international markets.


HISTORICAL EXPANSION AND ACQUISITIONS

     Since 1975, when current management assumed control, Smithfield Foods has expanded both its production capacity and its markets through a combination of strong internal growth and the acquisition of regional and multi-regional companies with well-recognized brand identities. Beginning in fiscal 1999, the Company also expanded its operations internationally through acquisitions in France, Canada and Poland.


     UNITED STATES MEAT PROCESSING ACQUISITIONS

     In fiscal 1982, the Company acquired Gwaltney, then Smithfield Packing's principal Mid-Atlantic competitor. This acquisition doubled the Company's sales and slaughter capacity and added several popular lines of branded products along with a highly efficient hot dog and luncheon meats production facility. The proximity of Gwaltney to Smithfield Packing allowed for synergies and cost savings in manufacturing, purchasing, engineering and transportation. This combination set the stage for a series of acquisitions of smaller regional processors with widely recognized brands, including Patrick Cudahy, Esskay, Mash's and Valleydale.

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

     In November 1996, the Company acquired the assets and businesses of Lykes. Lykes is a pork processor with primary markets in the South and Southeast. Lykes produces branded processed meats, including bacon, hot dogs, and breakfast and dinner sausages under the Lykes and Sunnyland brands.

     In October 1998, the Company acquired all of the assets and business of North Side, a major domestic supplier of precooked sausage to McDonald's Corporation.


     INTERNATIONAL MEAT PROCESSING ACQUISITIONS

     In September 1998, the Company acquired all of the capital stock of Societe Bretonne de Salaisons, one of the largest private label manufacturer of ham, pork shoulder and bacon products in France.

     In November 1998, the Company acquired a 63% stake in Schneider Corporation of Canada. The Schneiders brand is the number one Canadian brand in hot dogs, luncheon meats and premium hams.

     Between September 1998 and June 1999, the Company acquired an 80% stake in Animex, the largest meat and poultry processing company in Poland. Animex produces a very broad line of fresh and processed meats and poultry.


     HOG PRODUCTION ACQUISITIONS

     In January 1999, Brown's acquired a 12,000 sow operation in Colorado to supply hogs to John Morrell.

     In May 1999, the Company acquired Carroll's Foods and related companies and assets, including approximately 180,000 sows. Carroll's Foods was a longtime hog production partner of the Company. Through a 49%-owned joint venture, Carroll's Foods is also among the nation's largest turkey processors.

MEAT PROCESSING GROUP

     This discussion of the Meat Processing Group will first provide an overview of the Group's proportionate revenues from fresh pork, processed meats and other items. Next, the discussion will describe the Meat Processing Group's United States processing operations and then its international processing operations.


     REVENUES BY SOURCE

     The following table shows for the fiscal periods indicated the percentages of Meat Processing Group revenues derived from fresh pork, processed meats, and other products. The meat industry is generally characterized by narrow margins; however, profit margins on processed meats are greater than profit margins on fresh pork and on other products.



                               1999       1998       1997       1996       1995
                             --------   --------   --------   --------   --------
Fresh Pork ...............       49%        56%        59%        59%        51%
Processed Meats ..........       46%        40%        37%        37%        45%
Other Products ...........        5%         4%         4%         4%         4%
                                 --         --         --         --         --
                                100%       100%       100%       100%       100%
                                ===        ===        ===        ===        ===

The increase in percentage of revenues derived from fresh pork between fiscal years 1995 and 1996 resulted principally from an increase in the number of hogs slaughtered at the Bladen County, North Carolina plant; conversely, the increase for processed meats since fiscal 1997 reflects the impact of lower fresh pork prices combined with the Company's acquisitions of processing operations.


     UNITED STATES PROCESSING OPERATIONS

     FRESH PORK PRODUCTS. The Company is the largest fresh pork processor in the world, producing in fiscal 1999 approximately 2.6 billion pounds. The Meat Processing Group's domestic operations slaughter hogs at five plants (three in the Southeast and two in the Midwest), with a current aggregate slaughter capacity of 78,300 hogs per day. A substantial portion of the Meat Processing Group's fresh pork is sold to retail customers as unprocessed, trimmed cuts such as loins (including roasts and chops), butts, picnics and ribs. The Meat Processing Group also sells hams, bellies and trimmings to other further processors. The Meat Processing Group is putting greater emphasis on the sale of value-added, higher margin fresh pork products, such as boneless loins, hams, butts and picnics. In addition, the Company's Hog Production Group provides the Meat Processing Group with raw material of much higher quality and freshness than that generally available through open market purchases.

     The Company is marketing on a national basis an extensive product line of NPD fresh pork cuts (including boneless loins, shoulder cuts, chops, ribs and processed and cubed pork) under the Smithfield Lean Generation Pork brand to selected retail chains and institutional foodservice customers. Smithfield Packing has also developed a case-ready pork program designed to supply supermarket chains with pre-packaged, weighed, labeled and pre-priced fresh pork ready for immediate sale to the consumer. Management believes that these initiatives, over time, will result in greater brand identification and higher margins for the Company's fresh pork products. For more on NPD pork, see "Business -- Hog Production Group" below.

     PROCESSED MEAT PRODUCTS. The Company manufactures a wide variety of processed meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats and specialty products such as pepperoni and dry salami. In fiscal 1999, the Company produced 1.5 billion pounds of processed meat products. The Company markets its domestic processed meat products under labels that include Smithfield Premium, Smithfield Lean Generation Pork, Gwaltney, Patrick Cudahy and John Morrell, as well as Dinner Bell, Ember Farms, Esskay, Great, Kretschmar, Lykes, Patrick's Pride, Rath and Valleydale. The Company also sells a substantial quantity of processed meats as private label products. The Company believes it is one of the largest producers of smoked hams and picnics in the United States.

     In recent years, as consumers have become more health conscious, the Company has broadened its product line to include leaner fresh pork products as well as fat-free, lower fat and lower salt processed meats. Management believes that leaner pork products combined with the industry's efforts to heighten public awareness of pork as an attractive protein source have led to increased consumer demand. The Company also markets a lower-fat line of value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free hot dogs, fat-free deli hams and 40-percent-lower-fat bacon.

     RAW MATERIALS. The Meat Processing Group's primary raw material is live hogs. Historically, hog prices have been subject to substantial fluctuations. In addition, hog prices tend to rise seasonally as hog supplies decrease during the hot summer months and tend to decline as supplies increase during the fall. This is due to lower farrowing performance during the winter months and slower animal growth rates during the hot summer months. Hog supplies, and consequently prices, are also affected by factors such as corn and soybean meal prices, weather and interest rates.

     The Meat Processing Group purchases approximately 25% of its live hog requirements from the Hog Production Group. In addition, the Company purchases hogs from several of the nation's largest hog producers, strategically located in proximity to the Company's hog slaughtering and further processing operations in North Carolina and Virginia. The Company has established multi-year agreements with Maxwell Foods, Inc., Murphy Family Farms, Inc. and Prestage Farms, Inc. which provide the Company with a stable supply of high-quality hogs at market-indexed prices. These producers supply approximately 29% of the hogs currently processed by the Company.

     The Meat Processing Group also purchases hogs on a daily basis at Southeastern and Midwestern slaughter plants, at Company-owned buying stations in three Southeastern and five Midwestern states, from certain Canadian sources, and through certain exclusive dealer-operated buying stations in the Midwest. The Company also purchases fresh pork from other meat processors to supplement its processing requirements. Additional purchases include raw beef, poultry and other meat products to add to the Company's sausage, hot dogs and luncheon meats. Such meat products and other materials and supplies, including seasonings, smoking and curing agents, sausage casings and packaging materials are readily available from numerous sources at competitive prices.

     CUSTOMERS AND MARKETING. The Meat Processing Group has significant market presence nationwide, and strong market positions in the Mid-Atlantic, Southeast, South and Midwest. The Company's fundamental marketing strategy is to sell large quantities of value-priced processed meat products as well as fresh pork to national and regional supermarket chains, wholesale distributors and the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers) and export markets. Management believes that this marketing approach reaches the largest number of value-conscious consumers without requiring large advertising and promotional campaigns. The Company uses both in-house salespersons as well as independent commission brokers to sell its products. In fiscal 1999, the Company sold its products to more than 3,500 customers, none of whom accounted for as much as 10% of the Company's revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment, and therefore, do not enter into formal long-term contracts. Management believes that its registered trademarks have been important to the success of its branded processed meat products. In a number of markets, the Company's brands are among the leaders in selected product categories.

     The Meat Processing Group in recent years has placed major emphasis on growing and expanding its export sales. In fiscal 1999, export sales comprised approximately 5% of the Company's total sales. The Company provides Japanese markets with a line of unique, branded fresh pork products, as well as other chilled and frozen unbranded fresh pork products. In connection with export sales to Japan, the Company maintains a distributorship arrangement with Sumitomo Corporation of America. The Company also had export sales to Mexico and to more than two dozen other foreign countries in fiscal 1999. The Company expects continued growth in its export sales for the foreseeable future. Export sales are subject to factors beyond the Company's control, such as tariffs, exchange rate fluctuations and changes in governmental policies. The Company conducts all of its export sales in U.S. dollars and therefore bears no currency translation risk.

     The Company's processed meats business is somewhat seasonal in that, traditionally, the periods of higher sales for hams are the holiday seasons such as Thanksgiving, Christmas and Easter, and the periods of higher sales of smoked sausage, hot dogs and luncheon meats are the summer months. The Company typically builds substantial inventories of hams in anticipation of its seasonal holiday business.

     The Company uses recognized price risk management and hedging techniques to enhance sales and to reduce the effect of adverse price changes on the Company's profitability. The Company's price risk management and hedging activities currently are utilized in the areas of forward sales, hog production margin management, procurement of raw materials (ham and bacon) for seasonal demand peaks, inventory hedging, hog contracting and truck fleet fuel purchases. For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management."

     TRADEMARKS. The Company owns and uses numerous marks. These marks are registered trademarks of the Company or are otherwise subject to protection under applicable intellectual property laws. The Company considers these marks and the accompanying goodwill and customer recognition valuable and material to its business.

     DISTRIBUTION. The Meat Processing Group uses a private fleet of leased tractors and trailers and independent common carriers to distribute both fresh pork and processed meats to its customers, as well as to move raw material between plants for further processing. The Company coordinates deliveries and uses backhauling to reduce overall transportation costs. The

Company distributes its products directly from certain of its plants and from leased distribution centers in Connecticut, Indiana, Missouri, Kansas, Texas and California. The Company also operates distribution centers adjacent to its plants in Bladen County, North Carolina and Sioux Falls, South Dakota.

     COMPETITION. The protein industry generally, and the pork processing industry in particular, are highly competitive. The Company's products compete with a large number of other protein sources, including beef, chicken, turkey and seafood, but the Company's principal competition comes from other pork processors.

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


     INTERNATIONAL PROCESSING OPERATIONS

     In fiscal 1999, the Meat Processing Group made its first international acquisitions by acquiring operations in France, Poland and Canada. Such acquisitions reflect the Company's heightened emphasis on expansion into international markets.

     SCHNEIDER. In November 1998, Smithfield Foods acquired a 63% stake in Schneider Corporation of Canada. Schneider, based in Kitchener, Ontario, is one of Canada's largest producers of premium quality food products, with brands including Schneider's and Fleetwood. Schneider has annualized production volume of approximately 475 million pounds and manages its various subsidiaries and joint ventures through two operating groups, consumer foods and agribusiness. The consumer foods group, comprised of the processed meat and grocery operations, produces more than 1,000 products, including hams, sausage, wieners, bacon, luncheon meats, specialty meats and savory bakery products for sale through traditional grocery stores, delicatessens and foodservice establishments. Schneider has consumer foods operations in Kitchener, Ayr, St. Mary's, Guelph and Port Perry, Ontario; Winnipeg, Manitoba; Surrey, British Columbia; and St.-Anselme, Quebec. In addition, Schneider participates in the consumer foods sector through joint ventures with the Prince Group of Drummondville, Quebec; Cappola Food of Toronto, Ontario; National Meats of Toronto and Luigino's of Duluth, Minnesota. The agribusiness group, comprised of the fresh pork and live poultry operations, focuses on identifying and meeting the needs of retail, foodservice and export customers. Its plants in Winnipeg produce fresh pork products for sale in Canada, the United States, Japan and other international markets. Schneider markets its products in the poultry sector under the Schneiders brand and private labels to retail and foodservice customers. In March 1999, Schneider acquired a 32% stake in Mitchell's Gourmet Foods, a Western Canadian pork processor.

     ANIMEX. Between September 1998 and June 1999, Smithfield Foods acquired an 80% stake in Animex, the largest meat and poultry processing company in Poland. Animex produces a very broad line of fresh and processed meats and poultry products, with approximately 400 million pounds of annualized volume. Animex's brands include Krakus and Pek. Animex has 10 plants, six for red meat and four for poultry, located across Poland. The Company plans to expand Animex's network of distribution centers to include several additional areas in Poland. Approximately 26% of Animex's annualized sales are export sales.

     SOCIETE BRETONNE DE SALAISONS. In September 1998, the Company acquired Societe Bretonne de Salaisons, one of the largest private label manufacturer of ham, pork shoulder and bacon products in France. SBS has annualized production volume of approximately 70 million pounds.


HOG PRODUCTION GROUP

     GENERAL

     As a complement to the Company's hog processing operations, the Company has vertically integrated into highly efficient hog production through Brown's and Carroll's Foods, which operate numerous hog production facilities with approximately 350,000 sows producing about 5.6 million market hogs annually. The Company obtains approximately 25% of the live hogs it currently processes from Brown's and Carroll's Foods. Adjusting for sales by Circle Four to an unrelated party and for the minority interest in Brown's, the Company believes it is 28% vertically integrated. The Company's raw material costs decrease when hog production at Brown's and Carroll's Foods is profitable and conversely increase when production is unprofitable. The profitability of hog production is directly related to the market price of live hogs and the cost of corn and soybean meal. Hog producers such as Brown's and Carroll's Foods generate higher profits when hog prices are high and corn and soybean meal prices are low, and lower profits (or losses) when hog prices are low and corn and soybean meal prices are high. Management believes that hog production at Brown's and Carroll's Foods furthers the Company's strategic initiative of vertical integration and reduces the Company's exposure to fluctuations in profitability historically experienced by the pork processing industry.

     In May 1991, the Company acquired from National Pig Development Company ("NPD"), a British firm, the exclusive United States franchise rights for genetic lines of specialized breeding stock. The Hog Production Group makes extensive use of these genetic lines, with approximately 308,000 NPD breeding sows. In addition, the Company has sub-licensed some of these rights to certain of the Company's strategic hog production partners. All NPD hogs produced under these sub-licenses are supplied to the Company. The Company believes the hogs produced by these genetic lines are the leanest hogs commercially available and enable the Company to market highly differentiated pork products. Management believes that the leanness and increased meat yields of these hogs will, over time, improve the Company's profitability with respect to both fresh pork and processed meat. In fiscal 1999, the Company processed 3.3 million NPD hogs.


     HOG PRODUCTION OPERATIONS

     The Hog Production Group is the world's largest hog producer. The Group uses advanced management techniques to produce premium quality hogs on a large scale as a low cost producer. The Company develops breeding stock, optimizes diets for its hogs at each stage of the growth process, processes feed for its hogs and designs and builds hog confinement facilities. The Company believes its economies of scale and production methods, together with its use of the advanced NPD genetics in approximately 88% of its breeding sows, make it a uniquely integrated low cost producer.

     The Hog Production Group uses a three-site production process consisting of sow, nursery and finishing sites. Production of market hogs begins in a facility known as a sow site. The Group's average commercial sow site is designed to house approximately 2,400 sows. The sow's purpose is to conceive, give birth to and nurse piglets which will be raised to become market hogs. Approximately 18 days after birth, the piglets are separated from the sows and transported to a separate nursery site. At each nursery site, the piglets are fed a closely monitored diet and grow to approximately 45 pounds, a process which takes approximately seven weeks. Once the hogs reach the desired weight, the Hog Production Group transports them to a finishing site where they are maintained and fed until reaching a market weight of approximately 250 pounds, a process which takes approximately 20 weeks. When the hogs reach market weight, they are transported to the Meat Processing Group's plants, principally those in Virginia and North Carolina (or, in the case of market hogs produced in Utah, sold to an unrelated third party).

     The Hog Production Group also utilizes independent farmers and their facilities to raise hogs produced from the Group's breeding stock. Under multi-year contracts, the farmer provides the initial facility investment, labor and front line management in exchange for a service fee. This contract farming is utilized primarily in the nursery and finishing stages where animal growth, feed and survival rates are most critical and are easily adapted to an incentive-based contract payment. Currently, approximately 60% of the Hog Production Group's market hogs come from contract farms.

     As of July 1999, the Hog Production Group operated farm sites in five states. Seventy percent of these sites are located in North Carolina, and approximately 12% in both Utah and Virginia. Colorado and South Carolina have 5% and 1% respectively. Except for some start-up activity in Utah and Colorado, the Hog Production Group's farm sites are mature operations with static production volume.


     NUTRIENT MANAGEMENT AND OTHER ENVIRONMENTAL ISSUES

     All of the Hog Production Group's hog production facilities have been designed to meet or exceed all applicable zoning and other government regulations. These requirements include the maintenance of certain separation distances between farms and nearby residences, schools, churches, public use areas and businesses, the maintenance of certain separation distances from rivers, streams and wells and adherence to certain required construction standards.

     The Hog Production Group follows a number of other protocols to minimize impact to the environment, including: ongoing employee training regarding environmental controls; walk-around inspections at all sites by trained personnel; a formal emergency response plan that is regularly updated; and a collaboration with manufacturers regarding testing and developing new equipment.

EMPLOYEES

     As of June 1, 1999, the Meat Processing Group had approximately 30,800 employees, approximately 15,900 of whom are covered by collective bargaining agreements expiring between May 19, 2000 and March 16, 2003, and the Hog Production Group had approximately 2,200 employees, none of whom are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.


REGULATION

     REGULATION GENERALLY

     Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency ("EPA") and corresponding state agencies as well as the United States Department of Agriculture, the United States Food and Drug Administration and the United States Occupational Safety and Health Administration. Management believes that Smithfield Foods presently is in compliance with all such laws and regulations in all material respects, and that continued compliance with these standards will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, with respect to the suits discussed below, the Company believes that their ultimate resolution will not have a material adverse effect on the Company's financial position or annual results of operations.


     EPA SUIT

     In UNITED STATES OF AMERICA V. SMITHFIELD FOODS, INC. ET AL. (Civil Case No. 2:96:cv1204), a federal judge for the United States District Court for the Eastern District of Virginia imposed a $12.6 million civil penalty on the Company and its Smithfield Packing and Gwaltney subsidiaries for Clean Water Act violations at the Company's Smithfield, Virginia processing plants. The Company recorded a nonrecurring charge of $12.6 million during the first quarter of fiscal 1998 with respect to this penalty. The Company has appealed this trial verdict and is awaiting a decision by the United States Court of Appeals for the Fourth Circuit in Richmond, Virginia. There can be no assurance as to the outcome of such appeal or any subsequent proceedings regarding this matter.


     SUIT BY COMMONWEALTH OF VIRGINIA

     In 1998, the Commonwealth of Virginia filed a civil suit against the Company in the Circuit Court of the County of Isle of Wight, Virginia under Virginia's water pollution control laws. Virginia alleges that 22,517 wastewater discharge permit violations occurred at the Company's Smithfield, Virginia processing plants between 1986 and 1997. Most of these alleged violations were also presented in the EPA suit. This action is set for trial on October 18, 1999. While each violation is subject to a maximum penalty of $25,000, Virginia follows a civil penalties policy designed to recapture from the violator any economic benefit which accrued as a result of its noncompliance, plus a surcharge penalty for having committed such violations. In addition, the policy may increase the amount of penalties based upon the extent of environmental damage caused by the violations. On July 30, 1999, Virginia advised Smithfield Foods that Virginia will seek to prove Smithfield Foods received an economic benefit of approximately $3.8 million. Among other defenses, the Company will maintain that no economic benefit accrued to the Company as a result of, and that no environmental damage was caused by, the violations. There can be no assurance as to the outcome of this proceeding.

ITEM 2. PROPERTIES

     The following table lists the Company's material plants and other physical properties. These properties are suitable for the Company's needs.



            LOCATION                                         OPERATION
-------------------------------   --------------------------------------------------------------
Smithfield Packing Plant*         Slaughtering and cutting hogs; manufacture of bacon products,
Smithfield, Virginia              smoked meats, and dry salt meats; production of hams and
                                  picnics

Smithfield Packing Plant*         Slaughtering and cutting hogs; production of boneless hams
Bladen County, North Carolina     and loins

Gwaltney Plant*                   Slaughtering and cutting hogs; production of boneless loins,
Smithfield, Virginia              bacon, sausage, bone-in and boneless cooked and smoked
                                  hams and picnics

John Morrell Plant*               Slaughtering and cutting hogs and lambs; production of
Sioux Falls, South Dakota         boneless loins, bacon, hot dogs, luncheon meats, smoked and canned hams, and packaged lard

John Morrell Plant                Slaughtering and cutting hogs; production of boneless hams,
Sioux City, Iowa                  loins, butts and picnics

Lykes Meat Group Plant            Production of hot dogs, luncheon meats and sausage products
Plant City, Florida

Patrick Cudahy Plant              Manufacture of bacon, dry sausage, boneless cooked hams
Cudahy, Wisconsin                 and refinery products

Schneider Plant                   Production of processed and prepared meats, including
Kitchener, Ontario, Canada        wieners, luncheon meats, hams and specialty and dry
                                  sausages.

---------
* Pledged as collateral under various loan agreements.

     The Hog Production Group owns and leases numerous hog production facilities, primarily in North Carolina and Virginia, with additional hog production facilities in Colorado, South Carolina and Utah. A substantial number of these owned facilities are pledged under related loan agreements.

     The Company operates hog buying stations in North Carolina, South Carolina and Virginia which have facilities for purchasing and loading hogs for shipment to the Company's plants in Smithfield, Virginia and Bladen County, North Carolina and hog buying stations in Iowa, Kansas, Minnesota, Nebraska and South Dakota, which have facilities for purchasing and loading hogs for shipment to the Company's plants in Sioux City, Iowa and Sioux Falls, South Dakota.


ITEM 3. LEGAL PROCEEDINGS

     Smithfield Foods and its subsidiaries and affiliates are parties in various lawsuits arising in the ordinary course of business, excluding certain matters discussed under "Business -- Regulation" above. In the opinion of management, any ultimate liability with respect to these ordinary course matters will not have a material adverse effect on the Company's financial position or results of operations. For a discussion of certain other regulatory and environmental matters, see "Item 1. Business -- Regulation" above.


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



                                             POSITION                          BUSINESS EXPERIENCE
        NAME AND AGE                     WITH THE COMPANY                     DURING PAST FIVE YEARS
----------------------------   -----------------------------------   ---------------------------------------
Joseph W. Luter, III (60)      Chairman of the Board and Chief       Mr. Luter has served as Chairman of
                               Executive Officer of the Company      the Board and Chief Executive
                                                                     Officer since 1975. Prior to May
                                                                     1995, he also served as President of
                                                                     the Company.

Lewis R. Little (55)           President and Chief Operating         Mr. Little was elected President and
                               Officer of the Company, Lykes         Chief Operating Officer of the
                               and Smithfield Packing                Company and Smithfield Packing in
                                                                     November 1996 and President and
                                                                     Chief Operating Officer of Lykes in
                                                                     June 1998. From May 1993 until
                                                                     November 1996, he was President
                                                                     and Chief Operating Officer of
                                                                     Gwaltney.

Douglas W. Dodds (53)          Chairman and Chief Executive          Mr. Dodds has served as the Chief
                               Officer of Schneider Corporation      Executive Officer of Schneider since
                                                                     1987 and was elected Chairman
                                                                     March 1997; from March 1996 until
                                                                     March 1997, he was Vice Chairman,
                                                                     and prior to March 1996 President, of
                                                                     Schneider.

Roger R. Kapella (57)          President and Chief Operating         Mr. Kapella has served as President
                               Officer of Patrick Cudahy             and Chief Operating Officer of
                                                                     Patrick Cudahy since 1986.

Joseph B. Sebring (52)         President and Chief Operating         Mr. Sebring has served as President
                               Officer of John Morrell               and Chief Operating Officer of John
                                                                     Morrell since May 1994.

Timothy A. Seely (49)          President and Chief Operating         Mr. Seely was elected President and
                               Officer of Gwaltney                   Chief Operating Officer of Gwaltney
                                                                     in November 1996. Prior to that time,
                                                                     he was Vice President, Sales and
                                                                     Marketing, Fresh Meats, of Gwaltney.

C. Larry Pope (44)             Vice President, Finance of the        Mr. Pope was elected Vice President,
                               Company                               Finance of the Company in July
                                                                     1998. He served as Vice President
                                                                     and Controller from August 1995 to
                                                                     July 1998, and prior to that time as
                                                                     Controller.

Richard J. M. Poulson (60)     Vice President and Senior Advisor     Mr. Poulson joined the Company as
                               to the Chairman                       Vice President and Senior Advisor to
                                                                     the Chairman in July 1998. Between
                                                                     1994 and 1998, he was a senior
                                                                     managing director of the Appian
                                                                     Group, a private merchant bank with
                                                                     offices in Washington, D.C. and
                                                                     Paris. Prior to 1994, Mr. Poulson was
                                                                     a senior corporate partner with the
                                                                     law firm Hogan & Hartson in
                                                                     Washington, D.C. and London.

Aaron D. Trub (64)             Vice President, Chief Financial       Mr. Trub has served as Vice President
                               Officer and Secretary of the          and Secretary of the Company since
                               Company                               1978. Prior to July 1998, he also held
                                                                     the position of Treasurer. In July
                                                                     1998, he was elected Chief Financial
                                                                     Officer of the Company.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock of the Company is traded on The Nasdaq National Market under the symbol "SFDS."

     The following table sets forth, for the fiscal periods indicated, the highest and lowest sales prices of the Common Stock on The Nasdaq National Market.



                                    RANGE OF SALES PRICES
                                   -----------------------
                                       HIGH         LOW
                                   ----------- -----------
     Fiscal year ended May 3, 1998
      First quarter ..............  $  31.12    $  22.00
      Second quarter .............     33.87       22.75
      Third quarter ..............     35.62       24.37
      Fourth quarter .............     36.37       28.62

     Fiscal year ended May 2, 1999
      First quarter ..............     31.00       22.62
      Second quarter .............     27.00       14.69
      Third quarter ..............     36.12       19.62
      Fourth quarter .............     30.00       20.00

HOLDERS

     As of July 9, 1999, there were 1,222 record holders of the Common Stock. In addition, there were on such date 264 record holders of the Exchangeable Shares issued by Smithfield Foods' subsidiary Smithfield Canada Limited, an Ontario corporation. The terms of such Exchangeable Shares are an exhibit to this Annual Report on Form 10-K.


DIVIDENDS

     The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the terms of certain of the Company's debt agreements prohibit the payment of cash dividends on the Common Stock. The payment of cash dividends, if any, will be made only from assets legally available for that purpose and will depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors then deemed relevant by the board of directors.

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



                                                                                  FISCAL YEAR ENDED
                                                      -------------------------------------------------------------------------
                                                          MAY 2,         MAY 3,        APRIL 27,      APRIL 28,     APRIL 30,
                                                           1999           1998            1997           1996          1995
                                                      ------------- --------------- --------------- ------------- -------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Sales .............................................  $3,774,989     $ 3,867,442     $ 3,870,611    $2,383,893    $1,526,518
  Cost of sales .....................................   3,235,414       3,479,629       3,546,816     2,202,112     1,380,243
                                                       ----------     -----------     -----------    ----------    ----------
  Gross profit ......................................     539,575         387,813         323,795       181,781       146,275
  Selling, general and administrative expenses ......     295,610         219,861         191,225       103,095        61,723
  Depreciation expense ..............................      63,524          42,300          35,825        25,979        19,717
  Interest expense ..................................      40,521          31,891          26,211        20,942        14,054
  Minority interests ................................      (3,518)            199           2,857         1,514           343
  Nonrecurring charge ...............................           -          12,600               -             -             -
                                                       ----------     -----------     -----------    ----------    ----------
  Income from continuing operations before income
   taxes ............................................     143,438          80,962          67,677        30,251        50,438
  Income taxes ......................................      48,554          27,562          22,740        10,465        18,523
                                                       ----------     -----------     -----------    ----------    ----------
  Income from continuing operations .................      94,884          53,400          44,937        19,786        31,915
  Income (loss) from discontinued operations ........           -               -               -        (3,900)       (4,075)
                                                       ----------     -----------     -----------    ----------    ----------
   Net Income .......................................  $   94,884     $    53,400     $    44,937    $   15,886    $   27,840
                                                       ==========     ===========     ===========    ==========    ==========
DILUTED INCOME (LOSS) PER SHARE:
  Continuing operations .............................  $     2.32     $      1.34     $      1.17    $     0.53    $     0.92
  Discontinued operations ...........................           -               -               -         (0.11)        (0.12)
                                                       ----------     -----------     -----------    ----------    ----------
  Net Income ........................................  $     2.32     $      1.34     $      1.17    $     0.42    $     0.80
                                                       ==========     ===========     ===========    ==========    ==========
  Average diluted shares outstanding ................      40,962          39,732          38,558        35,000        33,923
BALANCE SHEET DATA:
  Working capital ...................................  $  215,865     $   259,188     $   164,312    $   88,026    $   60,911
  Total assets ......................................   1,771,614       1,083,645         995,254       857,619       550,225
  Long term debt and capital lease obligations ......     594,241         407,272         288,486       188,618       155,047
  Shareholders' equity ..............................     542,246         361,010         307,486       242,516       184,015
OPERATING DATA:
  Fresh pork sales (pounds) .........................   2,687,412       2,539,221       2,320,477     1,635,300       955,290
  Processed meats sales (pounds) ....................   1,606,021       1,370,232       1,218,835       839,341       774,615
  Total hogs purchased ..............................      19,093          17,952          16,869        12,211         8,678

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion of management's views on the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this Form 10-K.


INTRODUCTION

        The Company's business is comprised of two segments, a Meat Processing Group ("MPG") and a Hog Production Group ("HPG"). As of May 2, 1999, the MPG consisted of six wholly owned domestic pork processing subsidiaries, Gwaltney of Smithfield, Ltd. ("Gwaltney"), John Morrell & Co. ("John Morrell"), Lykes Meat Group, Inc. ("Lykes"), North Side Foods Corp. ("North Side"), Patrick Cudahy Incorporated ("Patrick Cudahy") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"), and three international meat processing subsidiaries, Animex S.A. ("Animex"), a 67%-owned Polish subsidiary, Schneider Corporation ("Schneider"), a 63%-owned Canadian subsidiary, and Societe Bretonne de Salaisons ("SBS"), a wholly owned French subsidiary. As of May 2, 1999, the HPG consisted of Brown's of Carolina, Inc. ("Brown's"), an 86%-owned subsidiary of the Company, a 50% interest in Smithfield-Carroll's ("Smithfield-Carroll's"), a joint hog production arrangement between the Company and an affiliate of Carroll's Foods, Inc. ("CFI") and an 84% interest in Circle Four ("Circle Four"), a joint hog production arrangement between the Company and affiliates of CFI. Brown's and Smithfield-Carroll's produce hogs in Colorado, North Carolina and Virginia, which are sold primarily to the MPG. Circle Four produces hogs in Utah which are sold to an unrelated party. Effective May 3, 1999, the Company acquired CFI and its affiliated companies and partnership interests (See Note
15). Subsequent to the end of fiscal 1999, the Company increased its ownership in Animex from 67% to 80% of total equity.


ACQUISITIONS

     In the third quarter of fiscal 1999, the Company acquired 100% of the voting common shares of Schneider and approximately 59% of its Class A non-voting shares, which in the aggregate represents approximately 63% of the total equity of Schneider, in exchange for approximately 2,527,000 Exchangeable Shares of Smithfield Canada Limited, a wholly owned subsidiary of the Company. Each Exchangeable Share is exchangeable by the holder at any time for one common share of the Company. Schneider produces and markets fresh pork and a full line of processed meats and is the second largest meat processing company in Canada. Schneider had sales in its fiscal year ended October 1998 of $548.1 million.

     In April 1999, the Company acquired, in a tender offer, 11,500,000 shares of the capital stock of Animex, the largest meat and poultry processing company in Poland. Following the tender offer, the Company's ownership represented 67% of the total equity and 51% voting control of Animex. Animex had calendar year 1998 sales of approximately $400.0 million.

     In September 1998, the Company acquired all of the capital stock of SBS, the largest private-label manufacturer of ham, pork shoulder and bacon products in France. SBS had calendar year 1998 sales of approximately $100.0 million.

     In October 1998, the Company acquired all of the assets and business of North Side, a major domestic supplier of precooked sausage to McDonald's Corporation. North Side had calendar year 1998 sales of approximately $58.0 million.

     Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition.

     In addition, during fiscal 1999, the Company increased its ownership in the Circle Four hog production operations from 37% to 84%. Accordingly, the accompanying financial statements include the financial position and results of operations from June 1, 1998, the date the Company's ownership interest exceeded 50%. Prior to June 1, 1998, Circle Four was accounted for using the equity method of accounting.


RESULTS OF OPERATIONS

     The consolidated results of operations for fiscal 1999 compared to fiscal 1998 were favorably affected by significantly lower live hog and raw material prices. In fiscal 1999, hog prices fell to their lowest level in five decades. These prices were the primary reason for the substantially improved profits in the Company's MPG and the losses incurred in the HPG.

     Fiscal 1999 and 1997 included 52 weeks of operations compared to fiscal 1998, which included 53 weeks of operations. Accordingly, sales and all expense categories in fiscal 1999 and 1997 reflect the impact of one less week of operations compared to fiscal 1998.

CONSOLIDATED

     FISCAL 1999 COMPARED TO FISCAL 1998

     Sales in fiscal 1999 decreased $92.5 million, or 2.4% from fiscal 1998. The decrease in sales reflected a 12.4% decrease in unit sales prices of meat products as the result of significantly lower raw material (live hog) prices passed through to customers in the form of lower unit selling prices. This decrease was nearly offset by a 10.2% increase in MPG sales tonnage due to the inclusion of the sales of Schneider, SBS and North Side and increased volumes at existing operations.

     Cost of sales decreased $244.2 million, or 7.0%, in fiscal 1999, reflecting a 33.9% decrease in live hog costs partially offset by the increased sales tonnage.

     Gross profit increased $151.8 million, or 39.1%, in fiscal 1999 compared to fiscal 1998. The increase in gross profit was primarily due to substantially higher margins in the MPG. Fresh pork margins improved substantially, reflecting the impact of the lower cost of raw materials (live hogs) and margins on increased sales tonnage of both fresh pork and processed meats. MPG gross profits were partially offset by substantial losses in the HPG due to lower live hog prices.

     Selling, general and administrative expenses increased $75.7 million, or 34.5%, in fiscal 1999 compared to fiscal 1998. The increase was primarily due to the inclusion of selling, general and administrative expenses of acquired businesses, higher selling, marketing and product promotion costs associated with the intensive efforts to market branded fresh pork and processed meats and expenses associated with preparing the Company's information systems for the Year 2000.

     Depreciation expense increased $21.2 million, or 50.2%, in fiscal 1999 compared to fiscal 1998. This increase was primarily due to the inclusion of the depreciation of acquired businesses.

     Interest expense increased $8.6 million, or 27.1%, in fiscal 1999 compared to fiscal 1998. This increase reflected the inclusion of the interest expense of the acquired businesses, the cost of borrowings to finance the additional investment in Circle Four and the borrowings to finance the acquisitions of SBS and North Side.

     A nonrecurring charge of $12.6 million in fiscal 1998 reflected the imposition of civil penalties against the Company by the U.S. District Court for the Eastern District of Virginia in a civil action brought by the U.S. Environmental Protection Agency ("EPA"). The Company has appealed the Court's judgment to the U.S. Court of Appeals for the Fourth Circuit.

     The effective income tax rate for fiscal 1999 was 33.9% compared to 29.5% in fiscal 1998, excluding the nondeductible nonrecurring charge. This increase reflected higher profits at higher marginal tax rates. The Company had no valuation allowance related to income tax assets as of May 2, 1999 and May 3, 1998.

     Reflecting the factors previously discussed, net income increased to $94.9 million, or $2.32 per diluted share, in fiscal 1999, up from net income of $66.0 million, or $1.66 per diluted share in fiscal 1998, excluding the nonrecurring charge. Including the nonrecurring charge, net income was $53.4 million, or $1.34 per diluted share, in fiscal 1998.

     FISCAL 1998 COMPARED TO FISCAL 1997

     Sales in fiscal 1998 were flat compared to fiscal 1997. Sales reflected a 9.0% decrease in unit sales prices of meat products, as a result of lower raw material (live hog) prices passed through to customers in the form of lower unit selling prices, offset by a 9.4% increase in MPG sales tonnage. The increase in sales tonnage reflected an increase in the number of hogs slaughtered and the inclusion of a full year of the sales of Lykes.

     Cost of sales decreased $67.2 million, or 1.9%, in fiscal 1998, reflecting a 17.3% decrease in live hog costs offset by the increased sales tonnage.

     Gross profit increased $64.0 million, or 19.8%, in fiscal 1998 compared to fiscal 1997. The increase in gross profit reflected sharply improved margins on higher sales of both fresh pork and processed meats.

     Selling, general and administrative expenses increased $28.6 million, or 15.0%, in fiscal 1998. This increase was primarily due to the inclusion of the operations of Lykes and to higher selling, marketing and product promotion costs associated with intensified efforts to market branded fresh pork and processed meats.

     Depreciation expense increased $6.5 million, or 18.1%, in fiscal 1998. The increase was primarily due to completed capital projects at several of the Company's processing plants and to the inclusion of the operations of Lykes for the full fiscal year.

     Interest expense increased $5.7 million, or 21.7%, in fiscal 1998, reflecting the higher cost of long-term debt placed during the past two fiscal years and higher average borrowing costs related to higher levels of inventory and accounts receivable in the first half of fiscal 1998.

     A nonrecurring charge of $12.6 million in fiscal 1998 reflected the imposition of civil penalties against the Company by the U.S. District Court for the Eastern District of Virginia in a civil action brought by the EPA. The Company has appealed the Court's judgment to the U.S. Court of Appeals for the Fourth Circuit.

     The effective income tax rate for fiscal 1998 decreased to 29.5%, excluding the nondeductible nonrecurring charge, from 33.6% in fiscal 1997. This decrease reflected the impact of a lower tax rate on increased export sales and employment-related tax credits. The Company had no valuation allowance related to income tax assets as of May 3, 1998 and April 27, 1997.

     Excluding the nonrecurring charge, net income increased to $66.0 million, or $1.66 per diluted share in fiscal 1998 from $44.9 million, or $1.17 per diluted share in fiscal 1997. Including the nonrecurring charge, net income was $53.4 million in fiscal 1998, or $1.34 per diluted share.


MEAT PROCESSING GROUP

     FISCAL 1999 COMPARED TO FISCAL 1998

     MPG sales in fiscal 1999 decreased $137.8 million, or 3.6%, from fiscal 1998. The decrease reflected a 12.4% decrease in unit sales prices as the result of sharply lower raw material (live hog) prices passed through to customers. This decrease was partially offset by a 10.2% increase in sales tonnage due to the inclusion of the sales of Schneider, SBS and North Side and increased volumes at existing operations. The increase in sales tonnage reflected a 5.8% increase in fresh pork tonnage, 17.2% increase in processed meats tonnage and 12.8% increase in the tonnage of other products. Fresh pork tonnage increased as the result of the inclusion of the sales of Schneider and a full fiscal year of second shift operations at John Morrell's Sioux City, Iowa plant compared to less than a full year of second shift operations in fiscal 1998. The increase in processed meats tonnage resulted from the inclusion of the sales of Schneider, SBS and North Side and increased tonnage at existing operations despite a sharp drop in hot dog exports to Russia.

     The MPG reported profit before income taxes of $233.4 million in fiscal 1999 compared to profit before income taxes of $121.2 million in fiscal 1998. This increase reflected sharply lower raw material (live hog) costs and the impact of acquired businesses and increased volumes from the base business. These increases were partially offset by increased marketing and distribution expenses incurred to market branded fresh and processed meat products and expenses related to preparing the Company's information systems for the Year 2000.

     FISCAL 1998 COMPARED TO FISCAL 1997

     MPG sales in fiscal 1998 were flat compared to fiscal 1997. Sales reflected a 9.4% increase in tonnage offset by a 9.0% decrease in unit sales prices as a result of lower raw material (live hog) prices passed through to customers in the form of lower unit selling prices. The increase in sales tonnage reflected a 9.4% increase in fresh pork tonnage, 12.4% increase in processed meats tonnage and 4.5% increase in the tonnage of other products. The fresh pork tonnage increase was primarily related to an increase in the number of hogs slaughtered at the Company's Sioux City, Iowa and Bladen County, North Carolina plants. The increase in processed meats tonnage was primarily related to a full fiscal year of sales at Lykes compared to six months of sales in fiscal 1997.

     The MPG reported a profit before income taxes of $121.2 million in fiscal 1998 compared to profit before income taxes of $66.5 million in fiscal 1997. This increase reflected sharply improved margins as a result of significantly lower raw material (live hog) costs, which were partially offset by higher selling, marketing and product promotion costs associated with intensified efforts to market branded fresh pork and processed meats.


HOG PRODUCTION GROUP

     FISCAL 1999 COMPARED TO FISCAL 1998

     HPG sales were relatively flat in fiscal 1999 compared to fiscal 1998, as a 33.0% decrease in the unit selling price of live hogs, due to an oversupply of hogs in the market, was offset by a 48.5% increase in the number of hogs sold, primarily the result of including the sales of Circle Four. Intersegment sales to the MPG are eliminated in the Consolidated Statements of Income.

     The HPG reported a pretax loss of $63.6 million in fiscal 1999, compared to a pretax loss of $9.7 million in fiscal 1998. The substantially higher loss was primarily the result of the lower unit selling prices of hogs, which were at their lowest levels in five decades. Despite the near-term weakness in live hog prices, management expects the HPG to return to profitability in fiscal 2000 through the utilization of hedging and price-risk management techniques and expected increases in hog prices toward the end of fiscal 2000.

     FISCAL 1998 COMPARED TO FISCAL 1997

     HPG sales in fiscal 1998 increased by $4.8 million, or 3.1%, from fiscal 1997. The increase reflected a 19.9% increase in the number of hogs sold as a result of increased production at Brown's. The increase was partially offset by a 14.0% decrease in the unit selling price of live hogs, reflecting an overall industry expansion in hog production. Substantially all HPG sales in fiscal 1998 and 1997 were to the MPG and, accordingly, are intersegment sales which were eliminated in the Consolidated Statements of Income.

     The HPG reported a loss before income taxes of $9.7 million in fiscal 1998 compared to a profit before income taxes of $19.9 million in fiscal 1997. This is due to significantly lower selling prices for live hogs which were not offset by lower feed costs.


LIQUIDITY AND CAPITAL RESOURCES

     The pork processing industry is characterized by high sales tonnage and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its inventories and accounts receivable highly liquid and readily convertible into cash. Borrowings under the Company's credit facilities are used to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs. The demand for seasonal borrowings usually peaks in early November when inventories are at their highest levels, and borrowings are repaid in January when accounts receivable are collected.

     Net cash provided by operations was $123.4 million in fiscal 1999 compared to $97.5 million in fiscal 1998. This increase primarily reflected higher earnings and noncash charges.

     Net cash used in investing activities totaled $261.9 million in fiscal 1999 compared to $104.9 million in fiscal 1998. In fiscal 1999, the Company expended $151.2 million for several business acquisitions (See Note 3) and $95.4 million for capital expenditures. These capital expenditures included renovations and expansion projects at several of the Company's processing plants, additional hog production facilities at Circle Four and replacement systems associated with the Year 2000. In fiscal 1998, the Company expended $7.8 million for business acquisitions and $92.9 million for capital expenditures. As of May 2, 1999, the Company had definitive commitments of $34.8 million for capital expenditures primarily to increase its processed meats and value-added fresh pork capacities at several of its processing plants. The Company has continuing plans to increase its processed meats and hog production businesses through strategic acquisitions and joint ventures, both in the United States and internationally. These investing activities will be funded with cash from operations, borrowings under the Company's revolving credit facilities and the issuance of additional shares of the Company's common stock. Effective May 3, 1999, the Company completed the acquisition of CFI and its affiliated companies and partnership interests for 4.2 million shares of the Company's common stock and the assumption of approximately $231.0 million in debt, plus other liabilities (See Note 15).

     Net cash provided by financing activities was $108.5 million in fiscal 1999 compared to $42.1 million in fiscal 1998. The Company has aggregate credit facilities totaling $402.0 million, including a $300.0 million revolving credit facility with a bank group, which expires July 2002. These credit facilities include $102.0 million of credit facilities from various U.S. and international banks assumed in connection with businesses acquired in fiscal 1999. As of May 2, 1999, the Company had unused capacity under these credit facilities of $214.0 million.

     Average borrowings under all facilities were $74.8 million in fiscal 1999, $149.7 million in fiscal 1998 and $165.1 million in fiscal 1997 at average interest rates of approximately 6%, 7% and 7%, respectively. Maximum borrowings were $152.5 million in fiscal 1999, $247.0 million in fiscal 1998 and $215.0 million in fiscal 1997. The outstanding borrowings were $134.9 million as of May 2, 1999, at an average interest rate of 7%. There were no borrowings under the facilities as of May 3, 1998.

     Management believes that through internally generated funds and access to global credit markets, funds are available to adequately meet the Company's current and future operating and capital needs.

     Long-term debt and capital lease obligations increased to $594.2 million as of May 2, 1999 from $407.3 million as of May 3, 1998, primarily due to the debt assumed in business acquisitions. The ratio of long-term debt to total capitalization decreased to 52.3% as of May 2, 1999 from 53.0% as of May 3, 1998. The decrease reflected increases in equity, resulting from earnings, common stock issued in connection with business acquisitions and stock option exercises.


RISK MANAGEMENT

     Substantially all of the Company's products are produced from commodity-based raw materials, corn and soybean meal in the HPG and live hogs in the MPG. The cost of corn and soybean meal (the principal feed ingredients for hogs) and live hogs are subject to wide fluctuations due to unpredictable factors such as weather conditions, economic conditions, government regulation and other unforeseen circumstances. The pricing of the Company's fresh pork and processed meats is monitored and adjusted upward and downward in reaction to changes in the cost of the underlying raw materials. The unpredictability of the raw material costs limits the Company's ability to forward price fresh pork and processed meat products without the use of commodity contracts through a program of price-risk management. The Company uses price-risk management to enhance its ability to engage in forward sales contracts, where prices for future deliveries are fixed, by purchasing (or selling) commodity contracts for future periods to reduce or eliminate the effect of fluctuations in future raw material costs on the profitability of the related sales. While this may tend to limit the Company's ability to participate in gains from favorable commodity price fluctuation, it also tends to reduce the risk of loss from adverse changes in raw material prices. In addition, the Company utilizes commodity contracts for live hogs and corn to manage hog production margins when management determines the conditions are correct for such hedges. The particular hedging methods employed and the time periods for the contracts depend on a number of factors, including the availability of adequate contracts for the respective periods for the hedge. The Company attempts to closely match the commodity contract expiration periods with the dates for product sale and delivery. As a result, gains and losses from hedging transactions are recognized when the related sales and purchases are made. As of May 2, 1999 and May 3, 1998, the Company had deferred $8.9 million and $1.9 million, respectively, of unrealized hedging gains on outstanding futures contracts. As of May 2, 1999 and May 3, 1998, the Company had open futures contracts with contract values of $219.7 million and $97.1 million, respectively. As of May 2, 1999 and May 3, 1998, the Company had deposits with brokers for outstanding futures contracts of $15.6 million and $10.9 million, respectively, which were included in prepaid expenses and other current assets.

     For open futures contracts, the Company uses a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of May 2, 1999, the potential change in fair value of open future contracts, assuming a 10% change in the underlying commodity price, was $10.4 million.


YEAR 2000

     The Year 2000 problem relates to computer systems that have date-sensitive programs that were designed to read years beginning with "19," but may not recognize the year 2000. Company information technology ("IT") systems (including non-IT systems) and third-party information systems that fail due to the Year 2000 may have a material adverse effect on the Company. The Year 2000 issue has the potential to affect the Company's supply, production, distribution and financial chains.

     The Company began addressing the potential exposure associated with the Year 2000 during fiscal 1998. Management has approved the plan necessary to remediate, upgrade and replace the effected systems to be Year 2000 compliant. A corrective five-point action plan was developed including: 1) analysis and planning, 2) allocation of resources and commencing correction, 3) remediation, correction and replacement, 4) testing, and 5) development of contingency plans.

     The Company has identified and defined the critical IT and non-IT projects. These projects relate to systems which include any necessary technology used in manufacturing or administration with date-sensitive information that is critical to the day-to-day operations of the business. Of the critical IT projects, 87% have been completed, 10% are in correction and replacement, and the remaining, less critical projects are being analyzed and planned. All critical IT system implementations and remediations are expected to be substantially completed by the end of July 1999. The non-IT (plant) projects have identified system components that have a potential issue with rolling dates into the Year 2000. Of these components, 98% are fully compliant and the others are at various stages of progress in the action plan. Substantially all critical non-IT system implementation and remediation is complete or in final stages.

     The cost of the Year 2000 solution, including hardware and software replacement, is expected to be approximately $33.9 million, of which $26.5 million has been expended to date. The Company has expensed approximately $8.5 million in fiscal 1999. The Company estimates $19.6 million of the $33.9 million will be capitalized in accordance with generally accepted accounting principles. These expenditures are anticipated to continue through December 1999.

     Third-party risk is being proactively assessed through inquiries and questionnaires. Significant vendors, electronic commerce customers and financial institutions have been sent inquiries about the status of their compliance for the Year 2000. Additionally, the Company will follow up the inquiries and questionnaires with interviews. This process is expected to be an ongoing evaluation. At this point management cannot determine the level of risk associated with third parties.

     The Company believes its planning efforts are adequate to address its Year 2000 concerns. The Company is developing a worst-case scenario and contingency plan that includes an evaluation of the criticality of each manufacturing process and the determination of possible manual alternatives, including the purchase of additional inventory and related storage for production supplies.

     The Company, while substantially complete on all critical and non-critical IT and non-IT systems, continues to assess the Year 2000 readiness of Animex (See Note 3) and CFI (See "Subsequent Events" below and Note 15). The preliminary review of CFI's Year 2000 readiness is complete. Approximately 53% of the critical systems are compliant. The remaining systems are targeted to be compliant by September 30, 1999. Management has not determined the level of readiness for Animex. The assessment is expected to be completed by the end of July 1999. The costs of the Year 2000 solution are exclusive of Animex and CFI's remediation efforts.

     While the Company believes that it is taking the appropriate steps to address its readiness for the Year 2000, the costs of the project and expected completion dates are dependent upon the continued availability of certain resources and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that could influence the results may include, but are not limited to, the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes and similar uncertainties.


SUBSEQUENT EVENTS

     Effective May 3, 1999, the Company completed the acquisition of CFI and its affiliated companies and partnership interests for 4.2 million shares of the Company's common stock and the assumption of approximately $231.0 million in debt, plus other liabilities (See Note 15). The acquisition includes 100% of the capital stock of CFI, CFI's 50% interest in Smithfield-Carroll's, CFI's 16% interest in Circle Four, CFI's 50% interest in Tar Heel Turkey Hatchery, 100% of CFI's turkey grow-out operation, CFI's 49% interest in Carolina Turkeys, and certain hog production interests in Brazil and Mexico. The Company will account for this acquisition using the purchase method of accounting.

     Subsequent to the end of fiscal 1999, the Company increased its ownership in Animex from 67% to 80% of total equity.


FORWARD-LOOKING INFORMATION

     This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include statements concerning the Company's outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include availability and prices of live hogs, raw materials and supplies, live hog production costs, product pricing, the competitive environment and related market conditions, operating efficiencies, access to capital, and actions of domestic and foreign governments.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     (a) Information required by this Item regarding directors and all persons nominated or chosen to become directors is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 2, 1999.

     (b) Information required by this Item regarding the executive officers of the Company is included in Part I, Item 4A of this report.

     There is no family relationship between any of the persons named in response to Item 10.


ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 2, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 2, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 2, 1999.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2. Index to Financial Statements and Financial Statement
Schedule

     An "Index to Financial Statements and Financial Statement Schedule" has been filed as a part of this Form 10-K Annual Report on page F-1 hereof.

     3. Exhibits


  Exhibit 3.1(a)    --    Articles of Incorporation of the Company, as amended through October 27, 1998
                          (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on September 5, 1997).

  Exhibit 3.1(b)    --    Articles of Amendment filed October 28, 1999 to Articles of Incorporation, as amended, authorizing terms for one Series B Special Voting Preferred Share, par value $1.00 per share.

  Exhibit 3.2       --    By-Laws of the Company, as amended to date (incorporated by reference to Exhibit 3 to the
                          Company's Current Report on Form 8-K filed with the Commission on September 5, 1997).

  Exhibit 4.1       --    Articles of Incorporation of the Company, as amended to date (see Exhibit 3.1 above).

  Exhibit 4.2       --    Form of Certificate representing the Company's Common Stock, par value $.50 per share
                          (including Rights legend) (incorporated by reference to Exhibit 6 to the Company's Current
                          Report on Form 8-K filed with the Commission on September 5, 1997).

  Exhibit 4.3       --    Form of Certificate representing Rights (incorporated by reference to Exhibit 5 to the
                          Company's Current Report on Form 8-K filed with the Commission on September 5, 1997).

  Exhibit 4.4       --    Rights Agreement, as amended, dated as of May 1, 1998, by and between the Company and
                          Harris Trust and Savings Bank, Rights Agent (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for its fiscal year ended May 3, 1998 filed with the Commission on July 30, 1998).

  Exhibit 4.5(a)    --    Form of Certificate representing the Company's share of Series B Special Voting Preferred, par value $1.00 per share (incorporated by reference to Exhibit 4.8 to the Company's
                          Registration Statement on Form S-4, as amended, filed with the Commission on
                          September 25, 1998 (the "Exchange Offer Registration Statement")).

  Exhibit 4.5(b)    --    Form of Certificate representing Smithfield Canada Limited Exchangeable Shares
                          (incorporated by reference to Exhibit 4.9 to the Exchange Offer Registration Statement).

  Exhibit 4.5(c)    --    Voting, Support and Exchange Trust Agreement among Smithfield Foods, Inc., Smithfield
                          Canada Limited and CIBC Mellon Trust Company, dated as of November 10, 1998.

  Exhibit 4.5(d)    --    Exchangeable Share Provisions (excerpted from the Articles of Incorporation, as amended, of Smithfield Canada Limited).

  Exhibit 4.6(a)    --    Five-Year Credit Agreement dated as of July 10, 1997, among Smithfield Foods, Inc., the
                          Subsidiary Guarantors party thereto, the Lenders party thereto, and The Chase Manhattan
                          Bank, as Administrative Agent, relating to a $300,000,000 secured five-year revolving credit facility (incorporated by reference to Exhibit 4.5 of the Company's Annual Report on
                          Form 10-K for its fiscal year ended April 27, 1997 filed with the Commission on July 25,
                          1997); Amendment Number One to the Five-Year Credit Agreement dated as of
                          November 19, 1997 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly
                          Report on Form 10-Q for the fiscal quarter ended February 1, 1998 filed with the
                          Commission on March 17, 1998); and Amendment Number Two to the Five-Year Credit
                          Agreement dated as of August 16, 1998 (incorporated by reference to the Company's
                          Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 1998 filed with the
                          Commission on September 14, 1998).

  Exhibit 4.6(b)     --    364-Day Credit Agreement dated as of July 10, 1997, among Smithfield Foods, Inc., the
                           Subsidiary Guarantors party thereto, the Lenders party thereto, and The Chase Manhattan
                           Bank, as Administrative Agent, relating to a $50,000,000 secured 364-day revolving credit facility (incorporated by reference to Exhibit 4.5(a) of the Company's Annual Report on
                           Form 10-K for its fiscal year ended April 27, 1997 filed with the Commission on July 25,
                           1997); and Amendment Number One to the 364-Day Credit Agreement dated as of
                           November 19, 1997 (incorporated by reference to Exhibit 4.5(a) to the Company's
                           Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 1998 filed with the
                           Commission on March 17, 1998).

  Exhibit 4.6(c)     --    Collateral Agency, Pledge and Security Agreement dated as of July 10, 1997, among
                           Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, The Chase Manhattan
                           Bank, as Collateral Agent, relating to the Company's five-year revolving credit facility and its 364-day revolving credit facility (incorporated by reference to Exhibit 4.5(b) of the
                           Company's Annual Report on Form 10-K for its fiscal year ended April 27, 1997 filed with the Commission on July 25, 1997).

  Exhibit 4.7(a)     --    Note Purchase Agreement dated as of July 15, 1996, among Smithfield Foods, Inc. and each of the Purchasers listed on Annex 1 thereto, relating to $140,000,000 in senior secured notes
                           (incorporated by reference to Exhibit 4.7 to the Company's Form 10-Q Quarterly Report for
                           the fiscal quarter ended July 28, 1996); Amendment Number One to the Note Purchase
                           Agreement dated as of July 15, 1997 (incorporated by reference to Exhibit 4.6 of the
                           Company's Annual Report on Form 10-K for its fiscal year ended April 27, 1997 filed with the Commission on July 25, 1997); Amendment Number Two to the Note Purchase
                           Agreement dated as of December 1, 1997 (incorporated by reference to Exhibit 4.6 to the
                           Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 1998 filed with the Commission on March 17, 1998); and Amendment Number Three to the Note
                           Purchase Agreement dated as of January 30, 1998.

  Exhibit 4.7(b)     --    Joint and Several Guaranty dated as of July 15, 1996, by Gwaltney of Smithfield, Ltd., John
                           Morrell & Co., The Smithfield Packing Company, Incorporated, SFFC, Inc., Patrick Cudahy
                           Incorporated, and Brown's of Carolina, Inc. (incorporated by reference to Exhibit 4.7(a) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1996); and
                           Amendment Number One to the Note Purchase Agreement dated as of July 15, 1997
                           (incorporated by reference to Exhibit 4.6(a) to the Company's Annual Report on Form 10-K
                           for the fiscal year ended April 27, 1997 filed with the Commission on July 25, 1997).

  Exhibit 4.7(c)     --    Joint and Several Guaranty dated as of July 15, 1997, by Lykes Meat Group, Inc.,
                           Sunnyland, Inc., Valleydale Foods, Inc., Hancock's Old Fashioned Country Hams, Inc.,
                           Copaz Packing Corporation, and Smithfield Packing - Landover, Inc. (incorporated by reference to Exhibit 4.6(b) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1997 filed with the Commission on July 25, 1997).

  Exhibit 4.8(a)     --    Master Lease Agreement dated May 14, 1993 between General Electric Capital Corporation and Brown's of Carolina, Inc. (incorporated by reference to Exhibit 4.12 to the Company's
                           Form 10-K Annual Report for the fiscal year ended May 2, 1993).

  Exhibit 4.8(b)     --    Corporate Guaranty by Smithfield Foods, Inc. dated May 14, 1993 (incorporated by reference to Exhibit 4.12(a) to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).

  Exhibit 4.9        --    Indenture between the Company and SunTrust Bank, Atlanta (incorporated by reference to
                           Exhibit 4.8 to the Company's Current Report on Form 10-Q for the fiscal quarter ended
                           February 1, 1998 filed with the Commission on March 17, 1998).

  Exhibit 4.10(a)    --    Consolidating Loan Agreement between Cape Fear Farm Credit, ACA ("Farm Credit") and
                           Carroll's Foods, Inc., Carroll's Realty, Inc., and Carroll's Realty Partnership ("Carroll's
                           Borrower's") dated as of August 28, 1998 (schedules omitted).

  Exhibit 4.10(b)    --    Loan and Loan Document Modification Agreement between Farm Credit and the Carroll's
                           Borrowers, dated as of May 7, 1999.

  Exhibit 4.10(c)    --    Unconditional Guaranty to Farm Credit from Smithfield Foods, Inc. dated as of May 7,
                           1999.

  Exhibit 4.10(d)    --    Unconditional Guaranty to Farm Credit from Carroll's Turkeys, Inc. to Farm Credit dated as of May 7, 1999.

  Exhibit 10.1(a)    --    Agreement with Shareholders dated as of May 7, 1999 by and between the Company and
                           Jeffrey S. Matthews, Carroll M. Baggett and James O. Matthews (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated May 7, 1999 and filed with the Commission on May 12, 1999).

  Exhibit 10.1(b)    --    Registration Rights Agreement dated as of May 7, 1999 by and between the Company and
                           Jeffrey S. Matthews, Carroll M. Baggett and James O. Matthews (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated May 7, 1999 and filed with the Commission on May 12, 1999).

  Exhibit 10.2       --    Smithfield Foods, Inc. 1984 Stock Option Plan, as amended (incorporated by reference to
                           Exhibit 10.1 to the Company's Form 10-K Annual Report for the fiscal year ended April 28,
                           1991).

  Exhibit 10.3       --    Smithfield Foods, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).

  Exhibit 10.4       --    Smithfield Foods, Inc. 1998 Incentive Bonus Plan applicable to the Company's Chief
                           Operating Officer (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K
                           Annual Report for the fiscal year ended April 27, 1997 filed with the Commission on
                           July 25, 1997).

  Exhibit 10.5       --    Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K Annual Report for the fiscal year ended May 3, 1998 filed with the Commission on July 30, 1998).

  Exhibit 10.6       --    Agreement between Schneider Corporation and Douglas W. Dodds, including first, second and third amendments.

  Exhibit 21         --    Subsidiaries of the Registrant.

  Exhibit 23         --    Consent of Independent Public Accountants.

  Exhibit 27         --    Financial Data Schedule.

     (b) Reports on Form 8-K

     1. The Company filed a Current Report on Form 8-K for February 25, 1999, with the Commission on February 26, 1999, to report under Item 5 a summary of earnings results for the third fiscal quarter and the signing of a letter of intent concerning the acquisition of Carroll's Foods, Inc.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SMITHFIELD FOODS, INC.


                                        By: /s/ JOSEPH W. LUTER, III
Date: July 30, 1999                        -------------------------------------

                                          Joseph W. Luter, III
                                          Chairman of the Board and
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 30, 1999.





                 SIGNATURE                                      TITLE
                 ---------                                      -----
     /s/  Joseph W. Luter, III               Chairman of the Board and Chief Executive
     ----------------------------------           Officer, and Director
          Joseph W. Luter, III

     /s/  Lewis R. Little                    President and Chief Operating Officer,
     ----------------------------------           and Director
          Lewis R. Little

     /s/  Aaron D. Trub                      Vice President, Chief Financial Officer
     ----------------------------------           and Secretary, and Director
          Aaron D. Trub

     /s/  C. Larry Pope                      Vice President, Finance
     ----------------------------------           (Principal Accounting Officer)
          C. Larry Pope

     /s/  Robert L. Burrus, Jr.              Director
     ----------------------------------
          Robert L. Burrus, Jr.

     /s/  Douglas W. Dodds                   Director
     ----------------------------------
          Douglas W. Dodds

     /s/  F. J. Faison, Jr.                  Director
     ----------------------------------
          F. J. Faison, Jr.

     /s/  Joel W. Greenberg                  Director
     ----------------------------------
          Joel W. Greenberg

     /s/  George E. Hamilton, Jr.            Director
     ----------------------------------
          George E. Hamilton, Jr.

     /s/  Robert G. Hofmann, II              Director
     ----------------------------------
          Robert G. Hofmann, II


                                             Director
      ---------------------------------
          Richard J. Holland


     /s/  Roger R. Kapella                   Director
     ----------------------------------
          Roger R. Kapella

     /s/  William H. Prestage                Director
     ----------------------------------
          William H. Prestage


     /s/  Joseph B. Sebring                  Director
     ----------------------------------
          Joseph B. Sebring


     /s/  Timothy A. Seely                   Director
     ----------------------------------
          Timothy A. Seely

                            SMITHFIELD FOODS, INC.


        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE






                                                                                              PAGE(S)
                                                                                           -------------
    FINANCIAL STATEMENTS
     Report of Independent Public Accountants ............................................ F-2
     Consolidated Balance Sheets for the Fiscal Years Ended May 2, 1999
        and May 3, 1998 .................................................................. F-3
     Consolidated Statements of Income for the Fiscal Years 1999, 1998, and 1997 ......... F-4
     Consolidated Statements of Cash Flows for the Fiscal Years 1999, 1998, and 1997 ..... F-5
     Consolidated Statements of Shareholders' Equity for the Fiscal Years ended April 27,
        1997, May 3, 1998, and May 2, 1999 ............................................... F-6
     Notes to Consolidated Financial Statements .......................................... F-7 to F-23
    FINANCIAL STATEMENTS SCHEDULE
     Independent Public Accountants' Report on Financial Statement Schedule I ............ F-24
     Schedule I -- Condensed Financial Information of Registrant ......................... F-25 to F-29



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE SHAREHOLDERS OF SMITHFIELD FOODS, INC.:

We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. (a Virginia corporation), and subsidiaries as of May 2, 1999, and May 3, 1998, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended May 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smithfield Foods, Inc., and subsidiaries as of May 2, 1999, and May 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 2, 1999, in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP



Richmond, Virginia
June 10, 1999


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                                                                         FISCAL YEARS ENDED
                                                                                   ------------------------------
                                                                                       MAY 2,           MAY 3,
                                                                                        1999             1998
                                                                                   --------------   -------------
                                                                                           (IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents .....................................................     $   30,590      $   60,522
 Accounts receivable less allowances of $2,656 and $1,541.......................        252,332         156,091
 Inventories ...................................................................        348,856         249,511
 Prepaid expenses and other current assets .....................................         50,302          44,999
                                                                                     ----------      ----------
   Total current assets ........................................................        682,080         511,123
                                                                                     ----------      ----------
Property, plant and equipment:
 Land ..........................................................................         29,605          15,157
 Buildings and improvements ....................................................        404,002         240,032
 Machinery and equipment .......................................................        590,139         418,810
 Construction in progress ......................................................         59,670          31,873
                                                                                     ----------      ----------
                                                                                      1,083,416         705,872
 Less accumulated depreciation .................................................       (292,640)       (233,652)
                                                                                     ----------      ----------
   Net property, plant and equipment ...........................................        790,776         472,220
                                                                                     ----------      ----------
Other assets:
 Investments in partnerships ...................................................         80,182          49,940
 Goodwill, net of accumulated amortization of $2,871 and $1,964.................        103,017          12,360
 Other .........................................................................        115,559          38,002
                                                                                     ----------      ----------
   Total other assets ..........................................................        298,758         100,302
                                                                                     ----------      ----------
                                                                                     $1,771,614      $1,083,645
                                                                                     ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable .................................................................     $   63,900      $        -
 Current portion of long-term debt and capital lease obligations ...............         25,828           8,511
 Accounts payable ..............................................................        207,703         118,909
 Accrued expenses and other current liabilities ................................        168,784         124,515
                                                                                     ----------      ----------
   Total current liabilities ...................................................        466,215         251,935
                                                                                     ----------      ----------
Long-term debt and capital lease obligations ...................................        594,241         407,272
                                                                                     ----------      ----------
Other noncurrent liabilities:
 Pension and postretirement benefits ...........................................         62,276          38,486
 Deferred income taxes .........................................................         31,523          11,745
 Other .........................................................................         17,638           8,120
                                                                                     ----------      ----------
   Total other noncurrent liabilities ..........................................        111,437          58,351

Minority interests .............................................................         57,475           5,077

Commitments and contingencies
Shareholders' equity:
 Preferred stock, $1.00 par value, 1,000,000 authorized shares..................              -               -
 Common stock, $.50 par value, 100,000,000 shares authorized; 41,847,359 and
   37,537,362 issued shares ....................................................         20,924          18,769
 Paid-in capital ...............................................................        180,020          96,971
 Retained earnings .............................................................        340,154         245,270
 Accumulated other comprehensive income ........................................          1,148               -
                                                                                     ----------      ----------
   Total shareholders' equity ..................................................        542,246         361,010
                                                                                     ----------      ----------
                                                                                     $1,771,614      $1,083,645
                                                                                     ==========      ==========

                See notes to consolidated financial statements

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME



                                                                           FISCAL YEARS
                                                         -------------------------------------------------
                                                              1999             1998              1997
                                                         -------------   ---------------   ---------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales ................................................    $3,774,989       $ 3,867,442       $ 3,870,611
Cost of sales ........................................     3,235,414         3,479,629         3,546,816
                                                          ----------       -----------       -----------
 Gross profit ........................................       539,575           387,813           323,795
Selling, general and administrative expenses .........       295,610           219,861           191,225
Depreciation expense .................................        63,524            42,300            35,825
Interest expense .....................................        40,521            31,891            26,211
                                                          ----------       -----------       -----------
Minority interests ...................................        (3,518)              199             2,857
Nonrecurring charge (See Note 12) ....................             -            12,600                 -
Income before income taxes............................       143,438            80,962            67,677
Income taxes .........................................        48,554            27,562            22,740
                                                          ----------       -----------       -----------
Net income ...........................................    $   94,884       $    53,400       $    44,937
                                                          ==========       ===========       ===========
Net income available to common shareholders ..........    $   94,884       $    53,400       $    43,699
                                                          ==========       ===========       ===========
Net income per basic common share ....................    $     2.39       $      1.42       $      1.21
                                                          ==========       ===========       ===========
Net income per diluted common share ..................    $     2.32       $      1.34       $      1.17
                                                          ==========       ===========       ===========

                See notes to consolidated financial statements

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          FISCAL YEARS
                                                                           ------------------------------------------
                                                                               1999           1998           1997
                                                                           ------------   ------------   ------------
                                                                                         (IN THOUSANDS)
Operating activities:
 Net income ............................................................    $   94,884     $   53,400     $   44,937
 Depreciation and amortization .........................................        68,566         45,872         39,057
 Deferred income taxes .................................................        20,737         14,752          7,810
 (Gain) loss on sale of property and equipment .........................          (138)           216         (3,288)
 Changes in operating assets and liabilities, net of effect of acquisitions:
   Accounts receivable .................................................           954         15,115        (12,606)
   Inventories .........................................................       (17,680)        11,672        (30,008)
   Prepaid expenses and other current assets ...........................        (2,225)       (10,550)        (1,605)
   Other assets ........................................................       (55,563)        (7,746)       (10,410)
   Accounts payable, accrued expenses and other liabilities ............        13,849        (25,194)         9,377
                                                                            ----------     ----------     ----------
Net cash provided by operating activities ..............................       123,384         97,537         43,264
                                                                            ----------     ----------     ----------
Investing activities:
 Capital expenditures ..................................................       (95,447)       (92,913)       (69,147)
 Business acquisitions, net of cash acquired ...........................      (151,223)        (7,810)       (34,835)
 Investments in partnerships ...........................................       (16,206)        (5,357)        (7,293)
 Proceeds from sale of property and equipment ..........................           991          1,153          4,141
 Other investing activities ............................................             -              -           (113)
                                                                            ----------     ----------     ----------
Net cash used in investing activities ..................................      (261,885)      (104,927)      (107,247)
                                                                            ----------     ----------     ----------
Financing activities:
 Net (repayments) borrowings on notes payable ..........................        24,182        (75,000)       (33,063)
 Proceeds from issuance of long-term debt ..............................        22,948        450,050        171,250
 Net borrowings on long-term credit facility ...........................        71,000              -              -
 Principal payments on long-term debt and capital lease obligations.....       (21,754)      (333,053)       (76,974)
 Exercise of common stock options ......................................        12,155            124          1,270
 Dividends on preferred stock ..........................................             -              -         (1,238)
                                                                            ----------     ----------     ----------
Net cash provided by financing activities ..............................       108,531         42,121         61,245
                                                                            ----------     ----------     ----------
Net (decrease) increase in cash and cash equivalents ...................       (29,970)        34,731         (2,738)
Effect of foreign exchange rate changes on cash ........................            38              -              -
Cash and cash equivalents at beginning of year .........................        60,522         25,791         28,529
                                                                            ----------     ----------     ----------
Cash and cash equivalents at end of year ...............................    $   30,590     $   60,522     $   25,791
                                                                            ==========     ==========     ==========
Supplemental disclosures of cash flow information:
 Interest paid, net of amount capitalized ..............................    $   37,696     $   31,428     $   25,751
                                                                            ----------     ----------     ----------
 Income taxes paid .....................................................    $   15,306     $   10,179     $   15,043
                                                                            ----------     ----------     ----------
 Non-cash investing and financing activities:
   Refinancing of long-term debt .......................................    $        -     $        -     $   59,707
                                                                            ----------     ----------     ----------
   Conversion of preferred stock to common stock .......................    $        -     $        -     $   20,000
                                                                            ----------     ----------     ----------
   Common stock issued for acquisitions ................................    $   73,049     $        -     $        -
                                                                            ----------     ----------     ----------
   Conversion of advances to investments in partnerships ...............    $        -     $        -     $    7,691
                                                                            ==========     ==========     ==========

                See notes to consolidated financial statements

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                            ACCUMULATED
                                               COMMON STOCK                                    OTHER
                                          ----------------------   PAID-IN     RETAINED    COMPREHENSIVE    TREASURY
                                            SHARES    PAR VALUE    CAPITAL     EARNINGS        INCOME         STOCK       TOTAL
                                          ---------- ----------- ----------- ------------ --------------- ------------ -----------
                                                                               (IN THOUSANDS)
Balance, April 28, 1996 .................   18,453     $ 9,227    $ 92,762     $148,171        $    -       $ (7,643)   $242,517
 Comprehensive income:
   Net income ...........................        -           -           -       44,937             -              -      44,937
                                            ------     -------    --------     --------        ------       --------    --------
    Total comprehensive income ..........        -           -           -            -             -              -      44,937
                                            ------     -------    --------     --------        ------       --------    --------
 Conversion of preferred stock ..........      667         333      19,667            -             -              -      20,000
 Exercise of stock options ..............       77          38       1,232            -             -              -       1,270
 Dividends on preferred stock ...........        -           -           -       (1,238)            -              -      (1,238)
                                            ------     -------    --------     --------        ------       --------    --------
Balance, April 27, 1997 .................   19,197       9,598     113,661      191,870             -         (7,643)    307,486

 Comprehensive income:
   Net income ...........................        -           -           -       53,400             -              -      53,400
                                            ------     -------    --------     --------        ------       --------    --------
    Total comprehensive income ..........        -           -           -            -             -              -      53,400
                                            ------     -------    --------     --------        ------       --------    --------
 Two-for-one stock split ................   19,200       9,600      (9,600)           -             -              -           -
 Exercise of stock options ..............       14           8         116            -             -              -         124
 Reclassification of treasury stock .....     (874)       (437)     (7,206)           -             -          7,643           -
                                            ------     -------    --------     --------        ------       --------    --------
Balance, May 3, 1998 ....................   37,537      18,769      96,971      245,270             -              -     361,010

 Comprehensive income:
   Net income ...........................        -           -           -       94,884             -              -      94,884
   Other comprehensive income ...........        -           -           -            -         1,148              -       1,148
                                            ------     -------    --------     --------        ------       --------    --------
    Total comprehensive income ..........        -           -           -            -             -              -      96,032
                                            ------     -------    --------     --------        ------       --------    --------
 Common stock issued ....................    2,986       1,493      71,556            -             -              -      73,049
 Exercise of stock options ..............    1,324         662      11,493            -             -              -      12,155
                                            ------     -------    --------     --------        ------       --------    --------
Balance, May 2, 1999 ....................   41,847     $20,924    $180,020     $340,154        $1,148       $      -    $542,246
                                            ======     =======    ========     ========        ======       ========    ========

                See notes to consolidated financial statements

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     NATURE OF BUSINESS

     Smithfield Foods, Inc. and subsidiaries (the "Company") operates as a producer, manufacturer, marketer, seller and distributor of fresh and processed meats. The Company's principal slaughtering and further processing operations are conducted through the Meat Processing Group ("MPG") which consists of six wholly owned domestic pork processing subsidiaries, Gwaltney of Smithfield, Ltd. ("Gwaltney"), John Morrell & Co. ("John Morrell"), Lykes Meat Group, Inc. ("Lykes"), North Side Foods Corp. ("North Side"), Patrick Cudahy Incorporated ("Patrick Cudahy") and The Smithfield Packing Company, Incorporated ("Smithfield Packing"), and three international meat processing subsidiaries, Animex S.A. ("Animex"), a 67%-owned Polish subsidiary, Schneider Corporation ("Schneider"), a 63%-owned Canadian subsidiary, and Societe Bretonne de Salaisons ("SBS"), a wholly owned French subsidiary. The Company's hog production operations are conducted through the Hog Production Group ("HPG") which consists of Brown's of Carolina, Inc. ("Brown's"), an 86%-owned subsidiary of the Company, a 50% interest in Smithfield-Carroll's ("Smithfield-Carroll's"), a joint hog production arrangement between the Company and an affiliate of Carroll's Foods, Inc. ("CFI") and an 84% interest in Circle Four ("Circle Four"), a joint hog production arrangement between the Company and affiliates of CFI. Effective May 3, 1999, the Company acquired CFI and its affiliated companies and partnership interests (See Note 15).


     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company after elimination of all material intercompany balances and transactions. Investments in partnerships are recorded using the equity method of accounting.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

     Fiscal 1999 and 1997 included 52 weeks of operations compared to fiscal 1998 which included 53 weeks of operations.


     FOREIGN CURRENCY TRANSLATION

     Financial statements of foreign operations, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities, and average exchange rates during the period for results of operation. Related translation adjustments are reported as a component of other comprehensive income in shareholders equity. All amounts presented in the consolidated financial statements are in US dollars.


     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash equivalents approximates market value. As of May 2, 1999 and May 3, 1998, cash and cash equivalents include $3,400 and $30,100, respectively, in short-term marketable securities.


     INVENTORIES

     The Company's inventories are valued at the lower of first-in, first-out cost or market. Cost includes direct materials, labor and applicable manufacturing and production overhead. Inventories consist of the following:



                                              MAY 2, 1999     MAY 3, 1998
                                             -------------   ------------
      Fresh and processed meats ..........      $219,647       $171,090
      Hogs on farms ......................        83,352         49,263
      Manufacturing supplies .............        30,201         18,538
      Other ..............................        15,656         10,620
                                                --------       --------
                                                $348,856       $249,511
                                                ========       ========

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued


     FINANCIAL INSTRUMENTS

     The Company uses commodity hedging instruments, including futures and options, to reduce the risk of price fluctuations related to future raw material requirements and product sales. The terms of such instruments generally do not exceed twelve months and depend on the commodity and other market factors. The Company attempts to closely match the commodity contract expiration periods with the dates for product sale and delivery. Gains and losses from hedging transactions are recognized when the related sales and purchases are made.


     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets. Buildings and improvements are depreciated over periods from 20 to 40 years. Machinery and equipment is depreciated over periods from two to 20 years. Breeding stock is depreciated over two and one-half years. Repair and maintenance charges are expensed as incurred. Improvements that materially extend the life of the asset are capitalized. Gains and losses from dispositions or retirements of property, plant and equipment are recognized currently.

     Interest on capital projects is capitalized during the construction period. Total interest capitalized was $2,377 in fiscal 1999, $2,530 in fiscal 1998 and $2,640 in fiscal 1997. Repair and maintenance expenses totaled $120,833, $106,481 and $89,670 in fiscal 1999, 1998 and 1997, respectively.


     OTHER ASSETS

     Goodwill is amortized over no more than 40 years. Deferred debt issuance costs are amortized over the terms of the related loan agreements.


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


     NET INCOME PER SHARE

     The Company presents a dual computation of net income per share (See Note
13). The basic computation is based on weighted-average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents such as options and convertible preferred stock during the period.


     RECENTLY ISSUED ACCOUNTING STANDARDS

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income.


     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for determining an entity's operating segments and for disclosure


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

of financial information on such segments. The adoption of SFAS 131 had no impact on the Company's financial position or results of operations (See Note
14).

     In fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of statements No. 87, 88 and 106" ("SFAS 132"). SFAS 132 standardized the disclosure requirement for pensions and other postretirement benefits and, to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The adoption of SFAS 132 had no impact on the Company's financial position or results of operations (See Note 9).

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 is not required to be adopted until fiscal 2001. The Company has not completed the analysis required to estimate the impact of the standard.


     RECLASSIFICATIONS

     Certain prior year amounts have been restated to conform to fiscal 1999 presentations.


NOTE 2 -- RISK MANAGEMENT

     Substantially all of the Company's products are produced from commodity-based raw materials, corn and soybean meal in the HPG and live hogs in the MPG. The cost of corn and soybean meal (the principal feed ingredients for hogs) and live hogs are subject to wide fluctuations due to unpredictable factors such as weather conditions, economic conditions, government regulation and other unforeseen circumstances. The pricing of the Company's fresh pork and processed meats is monitored and adjusted upward and downward in reaction to changes in the cost of the underlying raw materials. The unpredictability of the raw material costs limits the Company's ability to forward price fresh pork and processed meat products without the use of commodity contracts through a program of price-risk management. The Company uses price-risk management to enhance its ability to engage in forward sales contracts, where prices for future deliveries are fixed, by purchasing (or selling) commodity contracts for future periods to reduce or eliminate the effect of fluctuations in future raw material costs on the profitability of the related sales. While this may tend to limit the Company's ability to participate in gains from favorable commodity price fluctuation, it also tends to reduce the risk of loss from adverse changes in raw material prices. In addition, the Company utilizes commodity contracts for live hogs and grains to manage hog production margins when management determines the conditions are correct for such hedges. The particular hedging methods employed and the time periods for the contracts depend on a number of factors, including the availability of adequate contracts for the respective periods for the hedge. The Company attempts to closely match the commodity contract expiration periods with the dates for product sale and delivery. As of May 2, 1999 and May 3, 1998, the Company had deferred $8,895 and $1,867, respectively, of unrealized hedging gains on outstanding futures contracts. As of May 2, 1999 and May 3, 1998, the Company had open futures contracts with contract values of $219,748 and $97,072, respectively. As of May 2, 1999 and May 3, 1998, the Company had deposits with brokers for outstanding futures contracts of $15,591 and $10,888, respectively, included in prepaid expenses and other current assets.

     For open futures contracts, the Company uses a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of May 2, 1999, the potential change in fair value of open future contracts, assuming a 10% change in the underlying commodity price, was $10,418.


NOTE 3 -- ACQUISITIONS

     In the third quarter of fiscal 1999, the Company acquired 100% of the voting common shares of Schneider and approximately 59% of its Class A non-voting shares, which in the aggregate represents approximately 63% of the total equity of Schneider, in exchange for approximately 2,527,000 Exchangeable Shares of Smithfield Canada Limited, a wholly owned subsidiary of the Company. Each Exchangeable Share is exchangeable by the holder at any time for one common share of


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 3 -- ACQUISITIONS -- Continued

the Company. Schneider produces and markets fresh pork and a full line of processed meats and is the second largest meat processing company in Canada.

     The total purchase price of $69,700 was allocated to assets acquired and liabilities assumed based on fair values at the date of the acquisition. The balance of the purchase price in excess of the fair value of assets acquired and liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $36,900. Had the acquisition of Schneider occurred at the beginning of fiscal 1998, sales, net income and net income per diluted share would have been $4,053,798, $98,146 and $2.33 for fiscal 1999 and $4,405,239, $59,447 and $1.40 for fiscal 1998.

     In April 1999 the Company acquired, in a tender offer, 11,500,000 shares of the capital stock of Animex, the largest meat and poultry processing company in Poland. Following the tender offer, the Company's ownership represented 67% of the total equity and 51% voting control of Animex. A preliminary allocation of the purchase price was made to assets acquired and liabilities assumed based on their estimated fair values. The final purchase price allocation will be determined during fiscal 2000 when appraisals, other studies and additional information become available. Had the acquisition of Animex occurred at the beginning of the fiscal 1999, sales would have been approximately $4,175,000, and it would not have had a material effect on net income or net income per diluted share.

     In September 1998, the Company acquired all of the capital stock of SBS, the largest private-label manufacturer of ham, pork shoulder and bacon products in France.

     In October 1998, the Company acquired all of the assets and business of North Side, a major domestic supplier of precooked sausage to McDonald's Corporation.

     Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition. Had the acquisitions of North Side and SBS occurred at the beginning of fiscal 1999, it would not have had a material effect on sales, net income or net income per diluted share for the year ended May 2, 1999.

     In addition, during fiscal 1999, the Company increased its ownership in the Circle Four hog production operation from 37% to 84%, requiring the Company to consolidate the accounts of Circle Four and to discontinue using the equity method of accounting. During fiscal 1998 and 1997, Circle Four was accounted for using the equity method of accounting.


NOTE 4 -- SMITHFIELD-CARROLL'S

     The Company has an arrangement with certain affiliates of CFI to produce hogs for the Company's meat processing plants in North Carolina and Virginia. The arrangement ("Smithfield-Carroll's") involves: (1) Smithfield-Carroll's Farms, a partnership owned jointly by the Company and Carroll's Farms of Virginia, Inc. ("CFAV"), which owns the hog raising facilities, and (2) a long-term purchase contract between the Company and Carroll's Foods of Virginia, Inc. ("CFOV"), which leases and operates the facilities, obligating the Company to purchase all the hogs produced by CFOV at prices equivalent to market at the time of delivery. In addition, the Company has a long-term agreement to purchase hogs from CFI at prices which, in the opinion of management, are equivalent to market. A director of the Company is the president and a director of CFI, CFAV and CFOV.

     As of May 2, 1999 and May 3, 1998, the Company had investments of $30,031 and $29,357, respectively, in the Smithfield-Carroll's partnership. Profits and losses are shared equally under the arrangement.

     Substantially all revenues of the partnership consist of lease payments from CFOV which cover debt service, depreciation charges and other operating expenses. For the fiscal years 1999, 1998 and 1997, revenues were $7,680, $7,386 and $8,227, respectively.

     Pursuant to the long-term purchase contract, the Company purchased $53,282, $79,087 and $93,049 of live hogs from CFOV in fiscal 1999, 1998 and 1997, respectively. The contract resulted in increased raw material costs (as compared to market costs) of $12,465 in fiscal 1999 and decreased raw material costs of $359 and $5,245 in fiscal 1998 and 1997, respectively. Pursuant to the agreement with CFI, the Company purchased $161,965, $246,371 and $269,499 of hogs in fiscal 1999, 1998 and 1997, respectively.


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 4 -- SMITHFIELD-CARROLL'S -- Continued

     Effective May 3, 1999, the Company purchased CFI in a business combination (See Note 15).


NOTE 5 -- DEBT

     Long-term debt consists of the following:



                                                                           MAY 2, 1999     MAY 3, 1998
                                                                          -------------   ------------
      7.625% senior subordinated notes, due February 2008 .............     $ 200,000       $200,000
      8.52% senior notes, due August 2006 .............................       100,000        100,000
      Long-term credit facility, expiring July 2002 ...................        71,000              -
      Libor + 1.50% notes, payable through December 2005 ..............        42,534              -
      8.34% senior notes, due August 2003 .............................        40,000         40,000
      Euribor 3 mos. + .50% French Franc notes, payable through
        April 2004 ....................................................        19,355              -
      8.41% senior notes, payable through August 2004 .................        14,779         14,779
      9.70% Canadian dollar notes, payable through September 2010......        13,114              -
      Libor + 1.50% notes, payable through December 2006 ..............        13,000              -
      9.85% senior notes, payable through November 2006 ...............        10,333         11,333
      8.41% senior notes, payable through August 2006 .................         9,853          9,853
      8.56% Canadian dollar notes, payable through November 2003 ......         9,749              -
      8.03% weighted average notes, payable July 1999 through
        October 2017 ..................................................        41,113              -
      Other Euribor weighted average 3 mos. + .72% notes, due
        December 2000 through November 2003 ...........................        11,865         20,876
      Miscellaneous ...................................................         5,841              -
                                                                            ---------       --------
                                                                              602,536        396,841
      Less current portion ............................................       (24,102)        (7,020)
                                                                            ---------       --------
                                                                            $ 578,434       $389,821
                                                                            =========       ========

     Scheduled maturities of long-term debt are as follows:


  Fiscal year
  2000 ...................    $ 24,102
  2001 ...................      25,487
  2002 ...................      24,371
  2003 ...................      94,711
  2004 ...................      89,804
  Thereafter .............     344,061
                              --------
                              $602,536
                              ========

     In fiscal 1998, the Company issued $200,000 in aggregate principal amount of 10-year 7.625% senior subordinated notes. The net proceeds from the sale of the notes were used to repay indebtedness under the Company's revolving credit facility with the balance invested in short-term marketable securities.

     In fiscal 1997, the Company privately placed $140,000 of senior secured notes with a group of institutional lenders. The placement consisted of $40,000 of seven-year 8.34% notes and $100,000 of 10-year 8.52% notes secured by four of the Company's major processing plants. The proceeds of the financing were used to repay $65,200 of long-term bank debt and to reduce short-term borrowings. In conjunction with the placement of the senior secured notes, the Company refinanced $59,707 of existing institutional long-term debt with the same institutional lenders. The refinancing resulted in revised maturity dates and repayment schedules for the refinanced debt; however, no additional proceeds resulted from this refinancing.


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 5 -- DEBT -- Continued

     In fiscal 1998, the Company entered into a loan agreement with a bank group for a five-year $300,000 revolving credit facility. In connection with this refinancing, the Company repaid all borrowings under its previous $300,000 credit facilities, which were terminated. The borrowings are prepayable and bear interest, at the Company's option, at various rates based on margins over the federal funds rate or Eurodollar rate. The Company has aggregate credit facilities totaling $402,000 including a $300,000 revolving credit facility with a bank group which expires July 2002. As of May 2, 1999, the Company had unused capacity under these credit facilities of $214,000. Included in the aggregate credit facilities are $102,000 of short-term credit facilities with various U.S. and international banks assumed in connection with businesses acquired during fiscal 1999. These short-term credit facilities are classified as notes payable in the Consolidated Balance Sheet. These facilities are generally at prevailing market rates. The Company pays a commitment fee on the unused portion of the $300,000 revolving credit facility.

     Average borrowings under credit facilities were $74,820 in fiscal 1999, $149,723 in fiscal 1998 and $165,071 in fiscal 1997 at average interest rates of approximately 6%, 7% and 7%, respectively. Maximum borrowings were $152,510 in fiscal 1999, $247,000 in fiscal 1998 and $215,000 in fiscal 1997. Total outstanding borrowings were $134,900 as of May 2, 1999, at an average interest rate of 7%. There were no borrowings under the facility as of May 3, 1998.

     The senior subordinated notes are unsecured. Senior notes are secured by four of the Company's major processing plants and certain other property, plant and equipment. The $300,000 credit facility is secured by substantially all of the Company's U.S. inventories and accounts receivable.

     The Company determines the fair value of public debt using quoted market prices and values all other debt using discounted cash flow techniques at estimated market prices for similar issues. As of May 2, 1999, the fair value of long-term debt, based on the market value of debt with similar maturities and covenants, was approximately $599,015.

     The Company's various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, current ratio, fixed charges, capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets, and payments of dividends to shareholders.


NOTE 6 -- INCOME TAXES

     Income tax expense consists of the following:



                                           1999         1998         1997
                                        ----------   ----------   ----------
      Current tax expense:
        Federal .....................    $ 20,445     $ 11,315     $ 12,765
        State .......................       5,409        2,043        2,805
        Foreign .....................       1,963            -            -
                                         --------     --------     --------
                                           27,817       13,358       15,570
                                         --------     --------     --------
      Deferred tax expense (benefit):
        Federal .....................      19,924       15,684        9,424
        State .......................      (2,082)      (1,480)      (2,254)
        Foreign .....................       2,895            -            -
                                         --------     --------     --------
                                           20,737       14,204        7,170
                                         --------     --------     --------
                                         $ 48,554     $ 27,562     $ 22,740
                                         ========     ========     ========

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 6 -- INCOME TAXES -- Continued

     A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:



                                                                     1999         1998         1997
                                                                  ----------   ----------   ----------
      Federal income taxes at statutory rate ..................       35.0%        35.0%        35.0%
      State income taxes, net of federal tax benefit ..........        2.5          1.0          1.7
      Nondeductible settlements ...............................          -          4.5          1.6
      Foreign sales corporation benefit .......................       (1.4)        (2.0)        (1.4)
      Benefits of certain insurance contracts .................       (1.1)        (3.3)        (3.6)
      Other ...................................................       (1.1)        (1.2)         0.3
                                                                      ----         ----         ----
                                                                      33.9%        34.0%        33.6%
                                                                      ====         ====         ====

     The tax effects of temporary differences consist of the following:



                                                                         MAY 2, 1999     MAY 3, 1998
                                                                        -------------   ------------
      Deferred tax assets:
        Employee benefits ...........................................      $17,748         $23,264
        Alternative minimum tax credit ..............................        5,283           5,781
        Tax credits, carryforwards and net operating losses .........       14,308          12,773
        Inventories .................................................        1,627           1,286
        Accrued expenses ............................................        5,398          12,867
                                                                           -------         -------
                                                                           $44,364         $55,971
                                                                           =======         =======
      Deferred tax liabilities:
        Property, plant and equipment ...............................      $47,876         $36,488
        Investments in subsidiaries .................................        3,293             719
        Other assets ................................................        4,167           6,875
                                                                           -------         -------
                                                                           $55,336         $44,082
                                                                           =======         =======

     As of May 2, 1999 and May 3, 1998, the Company had $20,551 and $23,634, respectively, of net current deferred tax assets included in prepaid expenses and other current assets. The Company had no valuation allowance related to income tax assets as of May 2, 1999 or May 3, 1998, and there was no change in the valuation allowance during fiscal 1999 and 1998.

     The tax credits, carryforwards and net operating losses expire from fiscal 2000 to 2013. The alternative minimum tax credits do not expire.

     As of May 2, 1999, foreign subsidiary net earnings of $7,195 were considered permanently reinvested in those businesses. Accordingly, federal income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.


NOTE 7 -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:



                                                        MAY 2, 1999     MAY 3, 1998
                                                       -------------   ------------
      Payroll and related benefits .................      $ 60,079       $ 46,834
      Self-insurance reserves ......................        33,870         24,794
      Pension and postretirement benefits ..........        12,671         23,931
      Other ........................................        62,164         28,956
                                                          --------       --------
                                                          $168,784       $124,515
                                                          ========       ========


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 8 -- SHAREHOLDERS' EQUITY AND PREFERRED STOCK


     REINCORPORATION AND TREASURY STOCK

     In fiscal 1998, the Company's shareholders approved the reincorporation of the Company in Virginia from Delaware. The purpose of the reincorporation was to reduce annual franchise taxes and does not affect the Company's capitalization or the manner in which it operates. Since Virginia law does not recognize treasury stock, the shares previously classified as treasury stock reverted to unissued shares resulting in a reduction in common stock and additional paid-in capital for the cost basis of the shares.


     STOCK SPLIT

     On September 26, 1997, the Company effected a two-for-one split of its common stock. Stock option agreements provide for the issuance of additional shares for the stock split. All stock options outstanding and per share amounts for all periods reflect the effect of this split.


     ISSUANCE OF COMMON STOCK

     In fiscal 1999, the Company issued 2,527,000 Exchangeable Shares of Smithfield Canada Limited, a wholly owned subsidiary of the Company, in exchange for the voting common shares and the Class A non-voting shares of Schneider Corporation. Each Exchangeable Share is exchangeable by the holder at any time for one common share of the Company. The Company considers each Exchangeable Share as equivalent to a share of its common stock and therefore these shares are included in common stock issued on the consolidated balance sheets and in the computation of net income per share.

     Also in fiscal 1999, the Company issued 459,000 shares of its common stock as part of the purchase price for North Side.


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

     In fiscal 1997, all of the Series C 6.75% cumulative convertible redeemable preferred stock, totaling $20,000, was converted into 1,333,332 split-adjusted shares of the Company's common stock at $15.00 per share.


     STOCK OPTIONS

     Under the Company's 1984 Stock Option Plan (the "1984 Plan"), officers and certain key employees were granted incentive and nonstatutory stock options to purchase shares of the Company's common stock for periods not exceeding 10 years at prices that were not less than the fair market value of the common stock on the date of grant. Stock appreciation rights which are exercisable upon a change in control of the Company are attached to the options granted pursuant to the 1984 Plan. The 1984 Plan expired in fiscal 1999 with the final exercise of options.

     Under the Company's 1992 Stock Incentive Plan (the "1992 Plan"), management and other key employees may be granted nonstatutory stock options to purchase shares of the Company's common stock exercisable five years after grant for periods not exceeding 10 years. The exercise price for options granted prior to August 31, 1994 was not less than 150% of the fair market value of the common stock on the date of grant. On August 31, 1994 the Company amended and restated the 1992 Plan, changing the exercise price of options granted on or after that date to not less than the fair market value of the common stock on the date of grant. The Company reserved 2,500,000 shares of common stock under the 1992 Plan. As of May 2, 1999, there were 294,000 options available for grant under the 1992 Plan.

     Under the Company's 1998 Stock Incentive Plan (the "1998 Plan"), management and other key employees may be granted nonstatutory stock options to purchase shares of the Company's common stock exercisable five years after grant for periods not exceeding 10 years. The Company reserved 1,500,000 shares under the 1998 Plan. As of May 2, 1999, there were no options granted under this plan.


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 8 -- SHAREHOLDERS' EQUITY AND PREFERRED STOCK -- Continued

     The following is a summary of transactions for the 1984 Plan and the 1992 Plan during fiscal 1997, 1998 and 1999:



                                                                   WEIGHTED
                                                                   AVERAGE
                                                   NUMBER OF       EXERCISE
                                                     SHARES         PRICE
                                                ---------------   ---------
      Outstanding at April 28, 1996 .........       3,603,000     $  8.86
        Granted .............................         160,000       15.67
        Exercised ...........................        (154,000)       3.11
        Cancelled ...........................        (540,000)      12.29
                                                    ---------     -------
      Outstanding at April 27, 1997 .........       3,069,000        8.90
        Granted .............................         314,000       25.39
        Exercised ...........................         (17,000)       4.06
                                                    ---------     -------
      Outstanding at May 3, 1998 ............       3,366,000       10.47
        Granted .............................         260,000       27.96
        Exercised ...........................      (1,323,500)       4.42
        Cancelled ...........................        (160,000)      15.56
                                                   ----------     -------
      Outstanding at May 2, 1999 ............       2,142,500     $ 15.95
                                                   ==========     =======

     As of May 2, 1999, May 3, 1998 and April 27, 1997, the number of option shares exercisable was 1,127,500, 1,260,000 and 1,278,000, respectively, at weighted average exercise prices of $11.53, $4.06 and $4.06, respectively.

     The following table summarizes information about stock options outstanding as of May 2, 1999:



                       OPTION SHARES          WEIGHTED            WEIGHTED
      EXERCISE          OUTSTANDING      AVERAGE REMAINING        AVERAGE
    PRICE RANGE         MAY 2, 1999       CONTRACTUAL LIFE     EXERCISE PRICE
-------------------   ---------------   -------------------   ---------------
  $10.72 to 11.75        1,227,500              4.6            $  11.51
   13.63 to 15.31          310,000              6.7               13.74
   16.47 to 18.78          110,000              7.8               17.05
   26.25 to 29.19          440,000              8.8               27.56
   31.63 to 32.75           55,000              8.6               32.38

     Stock options with an exercise price of $11.53 per share are the only options exercisable as of May 2, 1999.

     The Company does not recognize compensation costs for its stock option plans. Had the Company determined compensation costs based on the fair value at the grant date for its stock options granted subsequent to fiscal 1995, the Company's net income and net income per common share would have been reduced to the pro forma amounts as follows:



                                                      1999           1998           1997
                                                  ------------   ------------   ------------
      Net income, as reported .................     $ 94,884       $ 53,400       $ 44,937
      Pro forma net income ....................       93,705         52,571         44,553
      Net income per common share, as reported:
        Basic .................................     $   2.39       $   1.42       $   1.21
        Diluted ...............................         2.32           1.34           1.17
      Pro forma net income per common share:
        Basic .................................     $   2.36       $   1.40       $   1.20
        Diluted ...............................         2.29           1.32           1.16

     The weighted-average fair values of option shares granted were $13.40, $11.88 and $7.62 for fiscal 1999, 1998 and 1997, respectively. The fair value of each stock option share granted is estimated at date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 8 -- SHAREHOLDERS' EQUITY AND PREFERRED STOCK -- Continued



                                                1999          1998          1997
                                           ------------- ------------- -------------
      Expected option life ............... 7.0 years     6.0 years     6.0 years
      Expected annual volatility ......... 35.0%         35.0%         35.0%
      Risk-free interest rate ............  5.3%          6.3%          6.2%
      Dividend yield .....................  0.0%          0.0%          0.0%

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

     Each Right will entitle its holder to buy one one-thousandth of a Series A junior participating preferred share ("Preferred Share"), par value $1.00 per share, at an exercise price of $37.50 subject to adjustment. Each Preferred Share will entitle its holder to 1,000 votes and will have an aggregate dividend rate of 1,000 times the amount, if any, paid to holders of common stock. The Rights will expire on May 31, 2001, unless the date is extended or unless the Rights are earlier redeemed or exchanged at the option of the board of directors for $.0001 per Right. Generally, each share of common stock issued after May 31, 1991 will have one Right attached.


NOTE 9 -- PENSION AND OTHER RETIREMENT PLANS

     The Company sponsors several defined benefit pension plans covering substantially all U.S. and Canadian employees. Pension plans covering salaried employees provide benefits based on years of service and average salary levels. Pension plans covering hourly employees provide benefits of stated amounts for each year of service. In general, the Company's funding policy for pension plans is to contribute annually the minimum amount required under government regulations. The pension plan assets are invested primarily in equities, debt securities, insurance contracts and money market funds.

     The Company provides health care and life insurance benefits for certain retired employees. These plans are unfunded and generally pay covered costs reduced by retiree premium contributions, co-payments and deductibles. The Company retains the right to modify or eliminate these benefits.


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 9 -- PENSION AND OTHER RETIREMENT PLANS -- Continued

     The changes in the status of the Company's pension and postretirement plans, the related components of pension and postretirement expense and the amounts recognized in the Consolidated Balance Sheets are as follows:



                                                                  PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                                            -----------------------------   ----------------------------
                                                             MAY 2, 1999     MAY 3, 1998     MAY 2, 1999     MAY 3, 1998
                                                            -------------   -------------   -------------   ------------
Change in benefit obligation
 Benefit obligation at beginning of year ................     $ 242,554       $ 215,919       $  10,817      $   9,630
   Service cost .........................................         6,626           4,104             397             58
   Interest cost ........................................        22,007          16,730           1,416            741
   Plan amendments ......................................        15,681               -               -              -
   Acquisitions .........................................       156,343               -          18,843              -
   Benefits paid ........................................       (22,285)        (16,590)         (1,055)          (895)
   Foreign currency changes .............................        10,676               -           1,138              -
   Actuarial (gain) loss ................................        11,150          22,391          (1,262)         1,283
                                                              ---------       ---------       ---------      ---------
 Benefit obligation at end of year ......................       442,752         242,554          30,294         10,817
                                                              ---------       ---------       ---------      ---------
Change in plan assets
 Fair value of plan assets at beginning of year .........       203,392         170,596               -              -
   Actual return on plan assets .........................        12,979          35,052               -              -
   Acquisitions .........................................       172,116               -               -              -
   Employer contributions ...............................        19,049          14,334             984            895
   Foreign currency changes .............................        11,474               -               -              -
   Benefits paid ........................................       (22,285)        (16,590)           (984)          (895)
                                                              ---------       ---------       ---------      ---------
 Fair value of plan assets at end of year ...............       396,725         203,392               -              -
                                                              ---------       ---------       ---------      ---------
Reconciliation of accrued cost
 Funded status ..........................................       (46,027)        (39,162)        (30,294)       (10,817)
 Unrecognized actuarial (gain) or loss ..................        11,303         (12,995)           (490)         1,060
 Unrecognized prior service cost ........................        15,728             797               -              -
                                                              ---------       ---------       ---------      ---------
   Accrued cost at end of year ..........................     $ (18,996)      $ (51,360)      $ (30,784)     $  (9,757)
                                                              ---------       ---------       ---------      ---------
Amounts recognized in the statement of financial position
 consist of .............................................
 Prepaid benefit cost ...................................     $  19,546       $   1,300       $       -      $       -
 Accrued benefit liability ..............................       (44,163)        (52,660)        (30,784)        (9,757)
 Intangible asset .......................................           410               -               -              -
 Accumulated other comprehensive income .................         5,211               -               -              -
                                                              ---------       ---------       ---------      ---------
   Net amount recognized at end of year .................     $ (18,996)      $ (51,360)      $ (30,784)     $  (9,757)
                                                              ---------       ---------       ---------      ---------
Components of net periodic cost
 Service cost ...........................................     $   6,626       $   4,104       $     397      $      58
 Interest cost ..........................................        22,007          16,730           1,416            767
 Expected return on plan assets .........................       (25,834)        (15,309)              -              -
 Net amortization .......................................            86          (1,137)             95             69
                                                              ---------       ---------       ---------      ---------
 Net periodic cost ......................................     $   2,885       $   4,388       $   1,908      $     894
                                                              =========       =========       =========      =========

     The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $204,648, $193,010 and $139,027, respectively, as of May 2, 1999, and $193,890, $185,420 and $139,945,
respectively, as of May 3, 1998.


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 9 -- PENSION AND OTHER RETIREMENT PLANS -- Continued

     In determining the projected benefit obligation and the accumulated postretirement benefit obligation in fiscal 1999 and 1998, the following assumptions were made:



                                             PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                       -----------------------------   ----------------------------
                                        MAY 2, 1999     MAY 3, 1998     MAY 2, 1999     MAY 3, 1998
                                       -------------   -------------   -------------   ------------
Weighted average assumptions:
 Discounted rate ...................         6.8%            7.0%            6.7%           7.0%
 Expected return on assets .........         9.0%            9.0%              -              -
 Compensation increase .............         3.9%            4.5%              -              -

     In determining the accumulated postretirement benefit obligation in fiscal 1999 and 1998, the assumed annual rate of increase in per capita cost of covered health care benefits was 6.5% for fiscal 1999, 6.0% for fiscal 2000 and 5.5% thereafter for U.S. plans. For non-U.S. plans the assumed annual rate of increase was 8.5% for fiscal 1999 and decreased by 0.5% each year until leveling at 5.0%.

     The assumed health care cost trend rate has an effect on the amounts reported. A one percentage point change in the assumed per capita cost of covered health care benefits would have the following effect:



                                                                                  ONE           ONE
                                                                              PERCENTAGE     PERCENTAGE
                                                                                 POINT         POINT
                                                                               INCREASE       DECREASE
                                                                             ------------   -----------
      Effect on postretirement benefit obligation as of May 2, 1999 ......      $2,106       $ (2,247)
      Effect on annual benefit cost in fiscal 1999 .......................      $  178       $   (155)

NOTE 10 -- LEASE OBLIGATIONS AND COMMITMENTS

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

     The Company has agreements, expiring in fiscal 2004 and 2008, to use two cold storage warehouses owned by a partnership, 50% of which is owned by the Company. The Company has agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees of $3,600. In fiscal 1999, 1998 and 1997, the Company paid $5,807, $6,228 and $5,372, respectively, in fees for use of the facilities. As of May 2, 1999 and May 3, 1998, the Company had investments of $1,108 and $1,411, respectively, in the partnership.

     In fiscal 1998, the Company entered into a 15-year agreement, expiring in 2013, to use a cold storage warehouse owned by a partnership, 50% of which is owned by the Company. The Company began leasing the facility in fiscal 1999 for an amount covering debt service costs plus a minimum guaranteed annual fee totaling $2,174. As of May 2, 1999 and May 3, 1998, the Company had investments of $1,028 and $1,826, respectively, in the partnership.

     Minimum rental commitments under all noncancelable operating leases and maintenance agreements are as follows:


  Fiscal year
  2000 ...................    $ 23,053
  2001 ...................      17,695
  2002 ...................      21,127
  2003 ...................      10,152
  2004 ...................       8,546
  Thereafter .............      30,487
                              --------
                              $111,060
                              ========

                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 10 -- LEASE OBLIGATIONS AND COMMITMENTS -- Continued

     Rental expense was $24,535 in fiscal 1999, $24,839 in fiscal 1998 and $24,270 in fiscal 1997. Rental expense in fiscal 1999, 1998 and 1997 included $2,787, $3,231 and $3,593 of contingent maintenance fees, respectively.

     The Company has a sale and leaseback arrangement for certain hog production facilities at Brown's. The arrangement provides for an early termination at predetermined amounts in fiscal 2004.

     Future minimum lease payments for assets under capital leases and the present value of the net minimum lease payments are as follows:


      Fiscal year
      2000 .............................................    $  3,126
      2001 .............................................       3,248
      2002 .............................................       3,195
      2003 .............................................       3,190
      2004 .............................................       9,602
                                                            --------
                                                              22,361
      Less amounts representing interest ...............      (4,828)
                                                            --------
      Present value of net minimum obligations .........      17,533
      Less current portion .............................      (1,726)
                                                            --------
      Long-term capital lease obligations ..............    $ 15,807
                                                            ========

     As of May 2, 1999, the Company had definitive commitments of $34,841 for capital expenditures primarily to increase its processed meats and value-added fresh pork capacities at several of its processing plants and to replace and upgrade portions of its hardware and software in response to the Year 2000.


NOTE 11 -- RELATED PARTY TRANSACTIONS

     The chairman and chief executive officer and a director of Murphy Family Farms, Inc. ("MFF") was a director of the Company until May 1998. The Company has a long-term agreement to purchase hogs from MFF at prices that, in the opinion of management, are equivalent to market. Pursuant to this agreement with MFF, the Company purchased $239,974, $366,397 and $433,861 of hogs in fiscal 1999, 1998 and 1997, respectively.

     A director of the Company is the chairman, president and chief executive officer and a director of Prestage Farms, Inc. ("PFI"). The Company has a long-term agreement to purchase hogs from PFI at prices that, in the opinion of management, are equivalent to market. Pursuant to this agreement with PFI, the Company purchased $106,365, $168,829 and $182,576 of hogs in fiscal 1999, 1998 and 1997, respectively.

     A director and the owner of 50% of the voting stock of Maxwell Foods, Inc. ("MFI") was a director of the Company until May 1998. The Company has a long-term agreement to purchase hogs from MFI at prices that, in the opinion of management, are equivalent to market. Pursuant to this agreement with MFI, the Company purchased $72,838, $118,041 and $109,470 of hogs in fiscal 1999, 1998 and 1997, respectively.

     In fiscal 1999, 1998 and 1997, the Company purchased raw materials totaling $5,997, $18,524 and $12,772, respectively, from a company which was 48%-owned by the chairman and chief executive officer's children in fiscal 1998 and fiscal 1997. In the opinion of management, these purchases were made at prices that were equivalent to market.

     The Company is engaged in a hog production arrangement with CFI (See Note
4).


NOTE 12 -- REGULATION AND LITIGATION

     Like other participants in the meat processing industry, the Company is subjected to various laws and regulations administered by federal, state and other government entities, including the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the U.S. Occupational Safety and Health


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 12 -- REGULATION AND LITIGATION -- Continued

Administration and corresponding state agencies in states where the Company operates. Management believes that the Company presently is in compliance with all such laws and regulations in all material respects and that continued compliance will not have a material adverse effect on the Company's financial position or results of operations. The Company believes that the ultimate resolution of the litigation discussed below will not have a material adverse effect on its financial position or results of operations.

     In 1997, in a civil suit filed by the EPA against the Company, the United States District Court for the Eastern District of Virginia imposed a $12,600 civil penalty on the Company for Clean Water Act violations at the Company's Smithfield, Virginia processing plants. The Company recorded a nonrecurring charge of $12,600 during the first quarter of fiscal 1998 with respect to this penalty. The Company has appealed this decision and is awaiting a decision by the United States Court of Appeals for the Fourth Circuit. There can be no assurance as to the outcome of such appeal or any subsequent proceedings regarding this matter.

     In 1998, the Commonwealth of Virginia filed a civil suit against the Company in the Circuit Court of the County of Isle of Wight, Virginia under Virginia's water pollution control laws. Virginia alleges that 22,517 wastewater discharge permit violations occurred at the Company's Smithfield, Virginia processing plants between 1986 and 1997. Most of these alleged violations were also presented in the EPA suit. This action is set for trial on October 18, 1999. While each violation is subject to a maximum penalty of $25, Virginia follows a civil penalties policy designed to recapture from the violator any economic benefit which accrued as a result of its noncompliance, plus a surcharge penalty for having committed such violations. In addition, the policy may increase the amount of penalties based upon the extent of civil penalties in this suit. Among other defenses, the Company will maintain that no economic benefit accrued to the Company as a result of, and that no environmental damage was caused by, the violations. There can be no assurance as to the outcome of this proceeding.


NOTE 13 -- NET INCOME PER SHARE

     The computation for basic and diluted net income per share follows:



                                                                              NET INCOME     SHARES     PER SHARE
                                                                             ------------   --------   ----------
      Fiscal 1999
      Net income per basic share .........................................   $94,884         39,628     $  2.39
      Effect of dilutive stock options ...................................         -          1,334           -
                                                                             -------         ------     -------
        Net income per diluted share .....................................   $94,884         40,962     $  2.32
                                                                             =======         ======     =======
      Fiscal 1998
      Net income per basic share .........................................   $53,400         37,532     $  1.42
      Effect of dilutive stock options ...................................         -          2,200           -
                                                                             -------         ------     -------
        Net income per diluted share .....................................   $53,400         39,732     $  1.34
                                                                             =======         ======     =======
      Fiscal 1997
      Net income per basic share .........................................   $44,937              -     $     -
      Less preferred stock dividends .....................................    (1,238)             -           -
                                                                             -------         ------     -------
      Net income available to common shareholders per basic share ........    43,699         36,121        1.21
      Effect of dilutive stock options ...................................         -          1,144           -
      Effect of dilutive convertible preferred stock .....................     1,238          1,293           -
                                                                             -------         ------     -------
        Net income per diluted share .....................................   $44,937         38,558     $  1.17
                                                                             =======         ======     =======



                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 13 -- NET INCOME PER SHARE -- Continued

     The summary below lists stock options outstanding at the end of each fiscal year which were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the common shares. These options, which have varying expiration dates, were still outstanding as of May 2, 1999.



                                               1999         1998        1997
                                           ------------ ----------- ------------
      Stock option shares excluded .......    495,000      65,000      100,000
      Average option price per share .....  $   28.10    $  32.42    $   16.88

NOTE 14 -- SEGMENTS

     In fiscal 1999, the Company adopted SFAS 131, which established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in the interim financial reports. SFAS 131 also establishes standards for related disclosures about products or services and geographic areas.

     The Company identified two reportable operating segments that met the quantitative disclosure threshold of SFAS 131. The segments identified include the MPG and the HPG. The overriding determination of the Company's reportable segments was based on how the chief operating decision-maker evaluates the results of operations. The underlying factors used to identify the reportable segments include the differences in products produced and sold.

     The MPG markets its products to food retailers, distributors, wholesalers, restaurant and hotel chains, other food processors and manufacturers of pharmaceuticals and animal feeds in both domestic and international markets. The HPG primarily supplies raw materials (live hogs) to the hog slaughtering operations of the Company. The following tables present information about the results of operations and the assets of each of the Company's reportable segments for the fiscal years ended May 2, 1999, May 3, 1998 and April 27, 1997. The information contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. Segment assets do not include intersegment account balances as the Company feels that such an inclusion would be misleading or not meaningful. Management believes all intersegment sales are at prices which approximate market.


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 14 -- SEGMENTS -- Continued



                                              MEAT          HOG       GENERAL
                                           PROCESSING   PRODUCTION   CORPORATE      TOTAL
                                          ------------ ------------ ----------- -------------
  Fiscal 1999
  Sales .................................  $3,729,644   $  155,796   $       -   $3,885,440
  Intersegment sales ....................           -     (110,451)          -     (110,451)
  Interest expense ......................      25,565       12,583       2,373       40,521
  Depreciation and amortization .........      48,814       16,541       3,211       68,566
  Profit (loss) before income tax .......     233,385      (63,625)    (26,322)     143,438

  Assets ................................   1,292,633      343,069     135,912    1,771,614
  Capital expenditures ..................      62,315       28,755       4,377       95,447

  Fiscal 1998
  Sales .................................  $3,867,442   $  156,565   $       -   $4,024,007
  Intersegment sales ....................           -     (156,565)          -     (156,565)
  Interest expense ......................      22,854        7,390       1,647       31,891
  Depreciation and amortization .........      34,936        9,206       1,730       45,872
  Profit (loss) before income tax .......     121,195       (9,682)    (30,551)      80,962

  Assets ................................     787,274      178,078     118,293    1,083,645
  Capital expenditures ..................      70,329       13,252       9,332       92,913

  Fiscal 1997
  Sales .................................  $3,870,611   $  151,807   $       -   $4,022,418
  Intersegment sales ....................           -     (151,807)          -     (151,807)
  Interest expense ......................      23,090        6,128      (3,007)      26,211
  Depreciation and amortization .........      28,842        8,776       1,439       39,057
  Profit (loss) before income tax .......      66,494       19,910     (18,727)      67,677

  Assets ................................     738,524      169,209      87,521      995,254
  Capital expenditures ..................      42,840       23,099       3,208       69,147

     The following table presents the Company's sales and long-livedassets attributed to operations in the U. S. and international geographic areas.



                                            1999          1998          1997
                                       ------------- ------------- -------------
     Sales:
      U.S. ...........................  $3,470,307    $3,867,442    $3,870,611
      Canada .........................     244,121             -             -
      France .........................      60,561             -             -
                                        ----------    ----------    ----------
       Total .........................  $3,774,989    $3,867,442    $3,870,611
                                        ==========    ==========    ==========
     Long-lived assets at end of year:
      U.S. ...........................  $  449,593    $  477,375    $  448,612
      Canada .........................     169,038             -             -
      Poland .........................      78,201             -             -
      France .........................      43,489             -             -

NOTE 15 -- SUBSEQUENT EVENTS

     Effective May 3, 1999, the Company completed the acquisition of Carroll's Foods, Inc. ("CFI") and its affiliated companies and partnership interests for 4,200,000 shares of the Company's common stock (subject to post closing adjustments)


                    SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTE 15 -- SUBSEQUENT EVENTS -- Continued

and the assumption of approximately $231,000 in debt, plus other liabilities. The acquisition includes 100% of the capital stock of CFI, CFI's 50% interest in Smithfield-Carroll's, CFI's 16% interest in Circle Four, CFI's 50% interest in Tar Heel Turkey Hatchery, 100% of CFI's turkey grow-out operation, CFI's 49% interest in Carolina Turkeys, and certain hog production interests in Brazil and Mexico. The Company will account for this acquisition using the purchase method of accounting.

     The following unaudited pro forma information combines the operating results of the Company and CFI, assuming the acquisition had been made as of the beginning of each of the periods presented:



                                                      1999              1998
                                                ---------------   ---------------
      Sales .................................     $ 3,892,769       $ 3,994,674
      Net income ............................          66,080            61,075
      Net income per basic share ............     $      1.51       $      1.46
      Net income per diluted share ..........     $      1.46       $      1.39

     The preceding pro forma amounts are not intended to be projections of future results or trends and do not purport to be indicative of what actual consolidated results of operations might have been if the acquisition had been effective as of the beginning of the periods presented.

     Subsequent to the end of fiscal 1999, the Company increased its ownership in Animex from 67% to 80% of total equity.


NOTE 16 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



                                         FIRST        SECOND         THIRD          FOURTH
                                     ------------ ------------- --------------- -------------
  1999
  Sales ............................   $865,823     $ 874,378     $ 1,035,728     $ 999,060
    Gross profit ...................     72,178       115,132         201,204       151,061
  Net (loss) income ................     (5,325)       18,481          54,980        26,748
  Net (loss) income per common share
    Basic ..........................   $   (.14)    $     .48     $      1.35     $     .64
    Diluted ........................       (.14)          .47            1.31           .63
  1998
  Sales ............................   $914,963     $ 982,699     $ 1,095,999     $ 873,781
    Gross profit ...................     76,445        94,654         116,590       100,124
  Net (loss) income ................     (6,541)       15,548          23,719        20,674
  Net (loss) income per common share
    Basic ..........................   $   (.17)    $     .41     $       .63     $     .55
    Diluted ........................       (.17)          .39             .60           .52


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE I



TO THE SHAREHOLDERS OF SMITHFIELD FOODS, INC.

We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Form 10-K Annual Report of Smithfield Foods, Inc. and subsidiaries for the fiscal years ended May 2, 1999, May 3, 1998, and April 27, 1997, and have issued our report thereon dated June 10, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I, filed as a part of the Company's Form 10-K Annual Report is the responsibility of the Company's management and is presented for purposes for complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     ARTHUR ANDERSEN LLP



Richmond, Virginia
June 10, 1999

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                             SMITHFIELD FOODS, INC.
                         PARENT COMPANY BALANCE SHEETS


                       AS OF MAY 2, 1999 AND MAY 3, 1998



                                                                                            FISCAL YEARS ENDED
                                                                                        ---------------------------
                                                                                            MAY 2,         MAY 3,
                                                                                             1999           1998
                                                                                        -------------   -----------
                                                                                              (IN THOUSANDS)
ASSETS
Current assets:
 Cash ...............................................................................    $       24      $  7,800
 Accounts receivable ................................................................        15,137           324
 Receivable from related parties ....................................................         4,051             -
 Refundable income taxes ............................................................         1,458         2,300
 Deferred income taxes ..............................................................        20,551        23,634
 Other current assets ...............................................................        16,005        15,921
                                                                                         ----------      --------
   Total current assets .............................................................        57,226        49,979
                                                                                         ----------      --------
Investments in and net advances to subsidiaries, at cost plus equity in undistributed
 earnings ...........................................................................       885,291       679,266
                                                                                         ----------      --------
Other assets:
 Investment in partnerships .........................................................        31,139        46,966
 Property, plant and equipment, net .................................................        21,422        18,327
 Other ..............................................................................        42,447        26,353
                                                                                         ----------      --------
   Total other assets ...............................................................        95,008        91,646
                                                                                         ----------      --------
                                                                                         $1,037,525      $820,891
                                                                                         ==========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt ..................................................    $    5,633      $  6,248
 Accounts payable ...................................................................         5,086         2,795
 Accrued expenses ...................................................................        61,254        45,232
                                                                                         ----------      --------
   Total current liabilities ........................................................        71,973        54,275
                                                                                         ----------      --------
Long-term debt ......................................................................       385,370       387,732
                                                                                         ----------      --------
Deferred income taxes and other noncurrent liabilities ..............................        37,936        17,874
                                                                                         ----------      --------
Shareholders' equity ................................................................       542,246       361,010
                                                                                         ----------      --------
                                                                                         $1,037,525      $820,891
                                                                                         ==========      ========

        The accompanying notes are an integral part of these statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                             SMITHFIELD FOODS, INC.


                      PARENT COMPANY STATEMENTS OF INCOME



                                                           52 WEEKS ENDED   53 WEEKS ENDED   52 WEEKS ENDED
                                                             MAY 2, 1999      MAY 3, 1998    APRIL 27, 1997
                                                          ---------------- ---------------- ---------------
                                                                           (IN THOUSANDS)
Sales ...................................................    $       -        $       -        $       -
Cost of sales ...........................................        5,073            9,589            1,820
                                                             ---------        ---------        ---------
Gross profit ............................................       (5,073)          (9,589)          (1,820)
General and administrative expenses, net of allocation
 to subsidiaries ........................................        8,366            4,686           10,911
Depreciation expense ....................................        1,252              843              903
Interest expense ........................................       24,930           24,578           16,434
Nonrecurring charge .....................................            -           12,600                -
                                                             ---------        ---------        ---------
Loss before income tax benefit and equity in earnings
 of subsidiaries ........................................      (39,621)         (52,296)         (30,068)
Income tax benefit ......................................      (16,677)         (19,130)         (12,562)
                                                             ---------        ---------        ---------
Loss before equity in earnings of subsidiaries ..........      (22,944)         (33,166)         (17,506)
Equity in earnings of subsidiaries ......................      117,828           86,566           62,443
                                                             ---------        ---------        ---------
Net income ..............................................    $  94,884        $  53,400        $  44,937
                                                             =========        =========        =========

        The accompanying notes are an integral part of these statements.


          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                             SMITHFIELD FOODS, INC


                    PARENT COMPANY STATEMENTS OF CASH FLOWS



                                                                         52 WEEKS ENDED     53 WEEKS ENDED     52 WEEKS ENDED
                                                                           MAY 2, 1999        MAY 3, 1998      APRIL 27, 1997
                                                                        ----------------   ----------------   ---------------
                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
 Net Income .........................................................      $   94,884         $   53,400         $  44,937
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ....................................           2,758              1,461             1,040
   (Gain) loss on sale of property, plant and equipment .............              30                  -            (2,328)
   Changes in operating assets and liabilities:
    Deferred income taxes and other noncurrent
     liabilities ....................................................          23,145             13,966           (37,308)
    Accounts receivable .............................................         (14,813)             3,351            (1,329)
    Receivables from related parties ................................          (4,051)             1,414                45
    Other current assets ............................................             (84)           (10,784)           (3,367)
    Accounts payable and accrued expenses ...........................          18,313             14,243            15,696
    Refundable income taxes .........................................             842             (4,089)            1,560
    Other assets ....................................................         (17,600)           (10,495)           (1,541)
                                                                           ----------         ----------         ---------
 Net cash provided by operating activities ..........................         103,424             62,467            17,405
                                                                           ----------         ----------         ---------
Cash flows from investing activities:
 Capital expenditures ...............................................          (4,377)            (9,332)           (3,226)
 Proceeds from sale of property, plant and equipment ................               -                  -             3,424
 Increase in investment in and net advances to subsidiaries .........        (131,827)          (235,117)          (80,800)
 Investments in partnerships ........................................          15,827             (5,213)           (5,660)
                                                                           ----------         ----------         ---------
   Net cash used in investing activities ............................        (120,377)          (249,662)          (86,262)
                                                                           ----------         ----------         ---------
Cash flows from financing activities:
 Proceeds from issuance of short-term debt ..........................               -                  -              (500)
 Proceeds from issuance of long-term debt ...........................               -            447,150           140,000
 Principal payments on long-term debt ...............................          (2,977)          (252,317)          (71,200)
 Proceeds from exercise of stock options ............................          12,154                124             1,270
 Preferred dividends ................................................               -                  -            (1,238)
                                                                           ----------         ----------         ---------
   Net cash provided by financing activities ........................           9,177            194,957            68,332
Net (decrease) increase in cash and cash equivalents ................          (7,776)             7,762              (525)
Cash and cash equivalents at beginning of year ......................           7,800                 38               563
                                                                           ----------         ----------         ---------
Cash and cash equivalents at end of year ............................      $       24         $    7,800         $      38
                                                                           ==========         ==========         =========

        The accompanying notes are an integral part of these statements.


          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                            SMITHFIELD FOODS, INC.


                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS


                             (DOLLARS IN THOUSANDS)


                          MAY 2, 1999 AND MAY 3, 1998

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

     3. Accrued expenses as of May 2, 1999 and May 3, 1998 are as follows:



                                              1999         1998
                                           ----------   ----------
      Self-insurance reserves ..........    $20,216      $21,834
      Other ............................     41,038       23,398
                                            -------      -------
                                            $61,254      $45,232
                                            =======      =======

     4. Long-Term Debt:

     In fiscal 1998, the Registrant entered into a loan agreement with a bank group providing for a five-year $300,000 revolving credit facility. In connection with this refinancing, the Registrant repaid all borrowings under its previous $300,000 credit facilities, which were terminated.

     In fiscal 1998, the Registrant issued $200,000 in aggregate principal amount of 10-year 7.625% senior subordinated notes. The net proceeds from the sale of the notes were issued to repay indebtedness under the Registrant's $300,000 revolving credit facility with the balance invested in short-term marketable debt securities.

     As of May 2, 1999, the Registrant is guaranteeing $17,500 of capital lease obligations of its subsidiaries and a $300,000 credit facility that has an outstanding balance of $71,000.

     Scheduled maturities of the Registrant's long-term debt consists of the following:




  FISCAL YEAR
--------------
  2000            $  5,633
  2001               3,133
  2002               3,084
  2003              10,473
  2004              49,886
  Thereafter       318,794
                  --------
                  $391,003
                  ========

     5. The amount of dividends received from subsidiaries in fiscal 1999 and 1998 was $76,700 and $43,400, respectively.

     6. In fiscal 1998, the Registrant's shareholders approved the reincorporation of the Registrant in Virginia from Delaware. The purpose of the reincorporation was to reduce annual franchise taxes and does not affect the Registrant's capitalization or the manner in which it operates.


          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                            SMITHFIELD FOODS, INC.
           NOTES TO PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED


   7. Supplemental disclosures of cash flow information:



FISCAL YEAR                                                            1998         1998         1997
-----------------------------------------------------------------   ----------   ----------   ----------
Interest paid, net of amount capitalized ........................    $28,180      $20,901      $11,106
                                                                     =======      =======      =======
Income taxes paid ...............................................    $15,306      $10,179      $15,043
                                                                     =======      =======      =======
Noncash investing and financing activities:
 Refinancing of long-term debt ..................................    $     -      $     -      $59,707
                                                                     =======      =======      =======
 Conversion of preferred stock to common stock ..................    $     -      $     -      $20,000
                                                                     =======      =======      =======
 Common stock issued for acquisitions ...........................    $73,049      $     -      $     -
                                                                     =======      =======      =======
 Conversion of advances to investments in partnerships ..........    $     -      $     -      $ 7,691
                                                                     =======      =======      =======



