Form 10-Q
period 1999-08-01
SMITHFIELD FOODS INC
filed 1999-09-14
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


              x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended August 1, 1999
                                       or


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



  For the transition period from.................to.............

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



                                                                  Yes  x   No
                                                                      ---    ---


                Class                  Shares outstanding at September 10, 1999
---------------------------------      ----------------------------------------
Common Stock, $.50 par value                                45,339,805

                                      1-17

                             SMITHFIELD FOODS, INC.
                                    CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                    PAGE
   Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets - August 1, 1999 and May 2, 1999                                      3-4

      Consolidated Condensed Statements of Operations - 13 Weeks Ended August 1, 1999
          and 13 Weeks Ended August 2, 1998                                                                        5

      Consolidated Condensed Statements of Cash Flows - 13 Weeks Ended August 1, 1999
         and August 2, 1998                                                                                        6

      Notes to Consolidated Condensed Financial Statements                                                        7-9

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                      10-14


PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders                                                   15

    Item 6.  Exhibits and Reports on Form 8-K                                                                      16


                                      2-17

                          PART I. FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                                           August 1, 1999       May 2, 1999
------------------------------------------------------------------------------------------------------------
ASSETS                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                               $    27,305        $   30,590
   Accounts receivable, net                                                    283,689           252,332
   Inventories                                                                 496,513           348,856
   Prepaid expenses and other current assets                                    20,370            50,302
                                                                         -------------       -----------
      Total current assets                                                     827,877           682,080
                                                                         -------------       -----------

Property, plant and equipment                                                1,325,537         1,083,416
   Less accumulated depreciation                                              (315,590)         (292,640)
                                                                         -------------       -----------
      Net property, plant and equipment                                      1,009,947           790,776
                                                                         -------------       -----------

Other assets:
   Investments in partnerships                                                  80,371            80,182
   Goodwill                                                                    129,041           103,017
   Other                                                                       183,314           115,559
                                                                         -------------       -----------
      Total other assets                                                       392,726           298,758
                                                                         -------------       -----------

                                                                           $ 2,230,550        $1,771,614
                                                                         =============       ===========

     See accompanying notes to consolidated condensed financial statements.

                                      3-17

                             SMITHFIELD FOODS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)                                                       August 1, 1999        May 2, 1999
------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                    (Unaudited)
Current liabilities:
   Notes payable                                                         $  122,649         $   63,900
   Current portion of long-term debt and capital lease obligations           31,638             25,828
   Accounts payable                                                         215,385            207,703
   Accrued expenses and other current liabilities                           164,994            168,784
                                                                        ------------       ------------
      Total current liabilities                                             534,666            466,215
                                                                        ------------       ------------

Long-term debt and capital lease obligations                                785,605            594,241

Other noncurrent liabilities:
   Pension and postretirement benefits                                       69,743             62,276
   Other                                                                    142,112             49,161
                                                                        ------------       ------------
      Total other noncurrent liabilities                                    211,855            111,437
                                                                        ------------       ------------

Minority interests                                                           40,017             57,475
                                                                        ------------       ------------

Shareholders' equity:
   Preferred stock, $1.00 par value,  1,000,000  authorized
   shares Common stock, $.50 par value, 100,000,000
      authorized shares;  46,150,959 and 41,847,359 issued                   23,075             20,924
   Additional paid-in capital                                               288,417            180,020
   Retained earnings                                                        347,084            340,154
   Accumulated other comprehensive income                                      (169)             1,148
                                                                        ------------       ------------
      Total shareholders' equity                                            658,407            542,246
                                                                        ------------       ------------

                                                                         $2,230,550         $1,771,614
                                                                        ============       ============

See accompanying notes to consolidated condensed financial statements.

                                      4-17

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     13 Weeks Ended         13 Weeks Ended
(In thousands, except per share data)                August 1, 1999         August 2, 1998
------------------------------------------------------------------------------------------
Sales                                                    $1,142,415               $865,823
Cost of sales                                               994,919                793,645
                                                         ----------               --------
Gross profit                                                147,496                 72,178

Selling, general and administrative expenses                 94,550                 57,997
Depreciation expense                                         24,858                 12,939
Interest expense                                             14,533                  9,706
Minority interests                                            2,761                   (599)
                                                         ----------               --------

Income (loss) before income taxes                            10,794                 (7,865)

Income tax expense (benefit)                                  3,864                 (2,540)
                                                         ----------               --------

Net income (loss)                                        $    6,930               $ (5,325)
                                                         ==========               =========


Net income (loss) per common share:
      Basic                                              $      .15               $   (.14)
                                                         ==========               ========
      Diluted                                            $      .15               $   (.14)
                                                         ==========               ========

 Average common shares outstanding:
      Basic                                                  45,859                 37,537
                                                         ==========               ========
      Diluted                                                47,088                 37,537
                                                         ==========               ========

     See accompanying notes to consolidated condensed financial statements.

                                      5-17

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               13 Weeks Ended         13 Weeks Ended
                                                                               August 1, 1999         August 2, 1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                 $  6,930              $ (5,325)
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
         Depreciation and amortization                                                 25,968                13,939
         Loss on sale of property, plant and equipment                                    603                   588
         Changes in operating assets and liabilities, net of effect of acquisitions:
               Accounts receivable                                                     (6,413)              (18,109)
               Inventories                                                            (16,496)              (21,577)
               Prepaid expenses and other current assets                               32,562               (10,981)
               Other assets                                                           (10,475)                  574
               Accounts payable, accrued expenses and other liabilities               (18,234)              (11,504)
                                                                                     --------              --------
            Net cash provided by (used in) operating activities                        14,445               (52,395)
                                                                                     --------              --------

Cash flows from investing activities:
   Capital expenditures                                                               (28,877)              (19,997)
   Business acquisitions, net of cash                                                  (4,849)              (23,837)
   Proceeds from sale of property, plant and equipment                                    983                     7
   Investments in partnerships                                                          2,372                (2,278)
                                                                                     --------              --------
            Net cash used in investing activities                                     (30,371)              (46,105)
                                                                                     --------              --------

Cash flows from financing activities:
   Net repayments on notes payable                                                    (84,685)                    -
   Proceeds from issuance of long-term debt                                            11,006                     -
   Net borrowings on long-term credit facility                                         94,000                77,000
   Principal payments on long-term debt and capital lease obligations                  (9,969)               (1,078)
   Exercise of common stock options                                                     1,886                     -
                                                                                     --------               -------
            Net cash provided by financing activities                                  12,238                75,922
                                                                                     --------               -------

Net decrease in cash and cash equivalents                                              (3,688)              (22,578)
Effect of foreign exchange rate changes on cash                                           403                     -
Cash and cash equivalents at beginning of period                                       30,590                60,522
                                                                                     --------               -------
Cash and cash equivalents at end of period                                           $ 27,305               $37,944
                                                                                     ========               =======

Supplemental disclosures of cash flow information:
  Cash payments during period:
      Interest (net of amount capitalized)                                           $ 10,980               $ 6,049
                                                                                     ========               =======
      Income taxes                                                                   $ 10,886               $    39
                                                                                     ========               =======
Noncash Investing and Financing Activities:
   As  discussed  in Note 7,  effective  May 3, 1999 the Company  completed  the acquisition of CFI and its affiliated companies and partnership  interests in exchange  for 4.2  million  shares  of the  Company's  common  stock  and the assumption of approximately $231.0 million in debt, plus other liabilities.

     See accompanying notes to consolidated condensed financial statements.

                                      6-17

                             SMITHFIELD FOODS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) These statements should be read in conjunction with the Consolidated Financial Statements and related notes which are included in the Company's Annual Report for the fiscal year ended May 2, 1999.

(2) The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the periods included in this report.

(3)  Inventories consist of the following:
    (In thousands)                             August 1, 1999       May 2, 1999
    --------------                             --------------       -----------

Fresh and processed meats                            $224,533          $219,647
Hogs on farms                                         197,732            83,352
Manufacturing supplies                                 45,007            30,201
Other                                                  29,241            15,656
                                                      -------           -------
                                                     $496,513          $348,856
                                                    =========           =======


(4) Net income (loss) per basic share is computed based on the average common shares outstanding during the period. Net Income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common shares, such as stock options. The net loss reflected in fiscal 1999 resulted in the Company's stock options being antidilutive and, thus, excluded from the computation of income per diluted share. The computation for basic and diluted net income
     (loss) per share is as follows:



                                                   13 Weeks            13 Weeks
                                                      Ended               Ended
(In thousands, except per share data)        August 1, 1999      August 2, 1998
-------------------------------------        --------------      --------------

Net income (loss)                                    $6,930           $ (5,325)
                                                     ------           --------

Average common shares outstanding:
   Basic                                             45,859             37,537
   Dilutive stock options                             1,229                  -
                                                     ------             ------
   Diluted                                           47,088             37,537
                                                     ======             ======

Net income (loss) per common share:
   Basic                                              $ .15             $ (.14)
                                                     ======             =======
   Diluted                                            $ .15             $ (.14)
                                                     ======             =======

                                      7-17

         The summary below lists stock options outstanding at the end of each fiscal period which were not included in the computation of net income per diluted share because the options' exercise price were greater than the average market price of the common shares.

                                         August 1, 1999         August 2, 1998
                                         --------------         --------------
Antidilutive stock option shares                      -              3,451,000
Average option price per share                        -                 $10.81

Stock option shares excluded                     50,000                 65,000
Average option price per share                   $32.38                 $32.42


(5) The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in fiscal 1999. The components of comprehensive income, net of related tax, consist of:


                                               13 Weeks              13 Weeks
                                                  Ended                 Ended
(In thousands)                           August 1, 1999        August 2, 1998
--------------                           --------------        --------------

Net income (loss)                                $6,930              $(5,325)
Other comprehensive income:
   Foreign currency translation
      adjustment                                 (1,400)                   -
   Unrealized gain on securities                     82                  250
                                                -------              -------
Comprehensive income                             $5,612              $(5,075)
                                                =======              =======


(6) The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," in fiscal 1999. The segments identified include the Meat Processing Group ("MPG") and the Hog Production Group ("HPG"). The underlying factors used to identify the reportable segments include differences in products produced and sold. The following table presents information about the results of operation for each of the Company's reportable segments for the first quarters ended August 1, 1999 and August 2, 1998. In connection with the acquisition of CFI in the current quarter, total assets for the HPG increased by approximately $372.4 million to $715.4 million.

                                        Meat                    Hog                General
(In thousands)                    Processing             Production              Corporate                  Total
--------------------             ---------------------------------------------------------------------------------
13 Weeks Ended
August 1, 1999
-----------

Sales                            $ 1,166,711            $   120,371            $       --             $ 1,287,082
Intersegment sales                   (45,091)               (99,576)                   --                (144,667)
Operating profit                      14,900                 16,486                (20,592)                10,794

13 Weeks Ended
August 2, 1998
-----------

Sales                            $   876,523            $    42,799            $       --             $   919,322
Intersegment sales                   (20,436)               (33,063)                   --                 (53,499)
Operating profit                       6,791                   (748)               (13,908)                (7,865)

                                      8-17

(7) Effective May 3, 1999, the Company completed the acquisition of Carrolls Foods Inc. ("CFI") and its affiliated companies and partnership interests for 4.2 million shares of the Company's common stock (subject to post closing adjustments) and the assumption of approximately $231.0 million in debt, plus other liabilities. The acquisition included 100% of the capital stock of CFI, CFI's 50% interest in Smithfield-Carroll's, CFI's 16% interest in Circle Four, CFI's 50% interest in Tar Heel Turkey Hatchery, 100% of CFI's turkey grow-out operations, CFI's 49% interest in Carolina Turkey's, and certain hog production interests in Brazil and Mexico. CFI was accounted for using the purchase method of accounting. Had the acquisition of CFI occurred at the beginning of fiscal 1999, it would not have had a material effect on sales, net income or net income per diluted share in the previous years first quarter.

8) In the third quarter of fiscal 1999, the Company acquired 100% of the voting common shares of Schneider Corporation ("Schneider") and approximately 59% of its Class A non-voting shares, which in the aggregate represents approximately 63% of the total equity of Schneider, in exchange for approximately 2.5 million Exchangeable Shares of Smithfield Canada Limited, a wholly-owned subsidiary of the Company. Each Exchangeable Share is exchangeable by the holder at any time for one common share of the Company. Schneider had sales in its fiscal year ended October 1998 of $548.1 million.

     In April 1999, the Company acquired, in a tender offer, 11.5 million shares of the capital stock of Animex S.A. ("Animex") which represented 67% of total equity and 51% of the voting control of Animex. During the 13-week period ended August 2, 1999, the Company acquired an additional 3.2 million shares of the capital stock of Animex increasing the Company's ownership to 80% of total equity. Animex had calendar year 1998 sales of approximately $400.0 million.

     In September 1998, the Company acquired all of the capital stock of Societe Bretonne de Salaisons ("SBS"). SBS had calendar year 1998 sales of $100.0 million.

     In October 1998, the Company acquired all of the assets and business of North Side Corp. ("North Side"). North Side had calendar year 1998 sales of $58.0 million.

     Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition.

(9) On September 2, 1999, the Company announced an agreement in principle to acquire all of the capital stock of the corporate entities known as Murphy Farms, Inc. and Quarter M Farms, Inc. (collectively "Murphy Farms") for
     10.0 million shares of Company stock and the assumption of approximately $170.0 million of debt, plus other liabilities. Murphy Farms is the second largest hog production company in the U.S. with 325.0 thousand sows and 5.5 million market hogs annually. The acquisition is expected to be effective in January 2000. Sales for Murphy Farms for its fiscal year ended October 1998 were approximately $500.0 million. A significant portion of those sales were to the Company's MPG group.

                                      9-17

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



GENERAL
-------

Smithfield Foods, Inc. (the "Company") is comprised of a Meat Processing Group ("MPG") and a Hog Production Group ("HPG"). The MPG consists of six wholly-owned domestic pork processing subsidiaries, Gwaltney of Smithfield, Ltd. ("Gwaltney"), John Morrell & Co. ("John Morrell"), Lykes Meat Group, Inc. ("Lykes"), North Side Foods Corp. ("North Side"), Patrick Cudahy Incorporated
("Patrick Cudahy"), and The Smithfield Packing Company, Incorporated ("Smithfield Packing"), and three international pork processing subsidiaries, Schneider Corporation ("Schneider"), a 63%-owned Canadian subsidiary of the Company, Animex S.A. ("Animex") an 80%-owned Polish Company and Societe Bretonne de Salaisons, ("SBS"), a wholly-owned French subsidiary. The HPG consists of Brown's of Carolina, Inc. ("Brown's"), an 86%-owned subsidiary of the Company; Carroll's Foods, Inc. ("CFI") a wholly-owned subsidiary of the Company, Carrolls Foods of Virginia (formerly Smithfield-Carroll's) a hog production operation based in Virginia and Circle Four, a hog production operation based in Utah. As a result of the acquisition of CFI effective May 3,1999, Carroll's Foods of Virginia (formerly Smithfield-Carroll's) and Circle Four are wholly-owned operations of the Company. Brown's, CFI and Carroll's Foods of Virginia produce hogs in North Carolina, Virginia and Colorado which are sold to the MPG. Circle Four produces hogs in Utah which are sold to an unrelated party.


RESULTS OF OPERATIONS
---------------------

Several acquisitions affect the comparability of the results of operations of the 13 week periods ended August 1, 1999 and August 2, 1998, including the following:

         In May 1999, the Company completed the acquisition of CFI and its affiliated companies and partnership interests for 4.2 million shares of the Company's common stock (subject to post closing adjustments) and the assumption of approximately $231.0 million in debt, plus other liabilities. CFI had sales of $348.0 million in calendar year 1998. A significant portion of these sales were to the MPG.

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

         In April 1999, the Company acquired, in a tender offer, 11.5 million shares of the capital stock of Animex which represented 67% of total equity and 51% of the voting control of Animex. During the 13-week period ended August 2, 1999, the Company acquired an additional 3.2 million shares of the capital stock of Animex increasing the Company's ownership to 80% of total equity. Animex had calendar year 1998 sales of approximately $400.0 million.

         In September 1998, the Company acquired all of the capital stock of SBS. SBS had calendar year 1998 sales of $100.0 million.

        In October 1998, the Company acquired all of the assets and business of North Side. North Side had calendar year 1998 sales of $58.0 million.

         Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the results of operations from the dates of acquisition.

                                     10-17

Consolidated

13 Weeks Ended August 1, 1999 -
13 Weeks Ended August 2, 1998

Sales in the first quarter of fiscal 2000 increased $276.6 million, or 31.9%, from the comparable period in fiscal 1999. The increase was primarily attributable to the incremental sales of the acquired businesses and higher processed meats volume in the base businesses in the MPG. See the following section for comments on sales changes by business segment.

         Gross profit in the current quarter increased $75.3 million, or 104.4%, from the comparable period in the prior year on the increased volumes and lower live hog costs in the MPG and lower feed costs and production efficiencies in the HPG. Gross profit in the HPG was also favorably impacted by commodity hedging gains recognized in the first quarter of the current year. In the prior period, the MPG recognized losses from its commodity positions.

         Selling, general and administrative expenses increased $36.6 million, or 63.0%, in the first quarter of fiscal 2000 from the comparable period in fiscal 1999. The increase was primarily due to the inclusion of expenses of acquired businesses, higher selling and marketing costs associated with efforts to market branded fresh pork and processed meats and expenses associated with the Year 2000.

         Depreciation expense increased $11.9 million, or 92.1%, in the first quarter of fiscal 2000 from the comparable period in fiscal 1999, primarily from the inclusion of acquired businesses.

         Interest expense increased $4.8 million, or 49.7%, in the first quarter of fiscal 2000 from the comparable period in fiscal 1999, reflecting the inclusion of the interest expense of the acquired businesses and the cost of borrowings to finance the acquisitions of Animex, SBS and North Side.

         The effective income tax rate for the first quarter of fiscal 2000 increased to 35.8% compared to 32.3% in the corresponding period of fiscal 1999 primarily on the inclusion of foreign earnings at higher marginal tax rates.

         Reflecting the factors previously discussed, net income increased to $6.9 million, or $ .15 per diluted share, in the first quarter of fiscal 2000, up from a net loss of $5.3 million, or $.14 per diluted share, in the first quarter of fiscal 1999.

Meat Processing Group

13 Weeks Ended August 1, 1999 -
13 Weeks Ended August 2, 1998

Sales in the MPG segment increased $265.5 million or 31.0% on a sharp increase in processed meat volumes and higher fresh meat volumes partially offset by a slight decline in average unit selling prices. A 58.2% increase in processed meat volumes reflects the impact of acquired businesses as well as increased volumes in the base businesses. Fresh meat volumes were up 14.1% principally on the inclusion of fresh meat volumes of Schneider and Animex. The decline in unit selling prices reflects the impact of lower live hog costs being passed through to customers.

   Operating profit of the MPG increased to $14.9 million from $6.8 million in the prior year on higher volumes and margins in fresh and processed meats partially offset by increased selling and marketing expenses on efforts to expand distribution and in strengthening the Company's fresh and processed meat brands. Included in the current quarter were certain nonrecurring costs and production inefficiencies related to the implementation of food safety programs at Company facilities as well as increased spending on information systems related to Year 2000 projects. Acquired businesses contributed to improved operating results in the current quarter, however, these results were somewhat offset by operating losses in Animex. Included in last year's first quarter are certain commodity hedging program results that locked in raw material costs at higher than current market prices.

                                     11-17

Hog Production Group

13 Weeks Ended August 1, 1999 -
13 Weeks Ended August 2, 1998

The majority of the sales of the HPG group are to the MPG and, therefore, are eliminated in the Company's consolidated statement of operations. Before intercompany eliminations, HPG sales increased sharply as a result of the inclusion of the sales of CFI which were partially offset by lower live hog prices which decreased 14.5% compared to the same period in the previous year. With the acquisition of CFI, hogs sold in the current quarter increased to 1.3 million compared to approximately 600.0 thousand for the first quarter of fiscal 1999.

         Operating profit of the HPG improved to $16.5 million compared to a loss of $750.0 thousand in the previous year as a result of lower feed costs and improved production efficiencies coupled with the impact of favorable commodity hedging contracts. In the current quarter, commodity hedging contracts for hog production were closed in connection with delivery of the hogs to the Company's hog slaughter plants.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operations totaled $14.4 million for the three months ended August 1, 1999 compared to cash used in operations of $52.4 million in the same period last year. In addition to the impact of additional earnings in the current quarter, non-cash charges increased to $26.0 from $13.9 million due primarily to the incremental depreciation and amortization of acquired businesses. In the prior year first quarter, the Company made a larger seasonal investment in inventories for the fall holiday season. In the current quarter, the Company's normal seasonal investment in working capital was partially offset by lower live hog prices and average unit selling prices.

         Cash used in investing activities declined to $30.4 million in the current year from $46.1 million from the same period in the prior year. Capital expenditures totaled $28.9 million in the first quarter of fiscal 2000. These capital expenditures included processed meat expansion and improvement projects, additional hog production facilities at Circle Four and replacement systems associated with the Year 2000. In addition, during the current quarter, the Company invested $8.2 million to acquire an additional 13% of the capital stock of Animex increasing the Company's ownership percentage to 80% of total equity. These capital expenditures and investments were funded with cash provided by operations and borrowings under the Company's long-term revolving credit facility. As of August 1, 1999, the Company had definitive commitments of $31.1 million for capital expenditures primarily to increase its value-added fresh pork capacity at several of its processing plants and for additional hog production facilities at Circle Four. These expenditures are expected to be funded with cash provided by operations.

         Financing activities provided $12.2 million in the current quarter as additional borrowings on revolving credit facilities were used primarily for the repayment of notes payable. During the second quarter of fiscal 2000 the Company intends to refinance a substantial portion of the debt assumed in connection with the CFI acquisition. This refinancing will include the placement of $225.0 million of 10 year senior secured notes with two institutional lenders and an increase in the Company's existing revolving credit facility from $300.0 million to $400.0 million. The financing is being structured to more closely align the debt with the underlying assets.


RECENT DEVELOPMENTS
-------------------

On April 28, 1999 the board of directors authorized the repurchase of up to 2.0 million shares of the Company's common stock. As of September 10, 1999 the Company has repurchased 810.0 thousand shares under this authorization.

         On September 2, 1999, the Company announced an agreement in principle to acquire all of the capital stock of the corporate entities known as Murphy Farms, Inc. and Quarter M Farms, Inc. (collectively "Murphy Farms") for 10.0 million shares of Company stock and the assumption of approximately $170.0 million of debt and other liabilities. Murphy Farms is the second largest hog
production   company  in  the  U.S.   with  325.0   thousand

                                     12-17
sows and markets approximately 5.5 million hogs annually. The acquisition is expected to be effective in January 2000. Sales for Murphy Farms for its fiscal year ended October 1998 were approximately $500 million. A significant portion of those sales were to the Company's MPG group.

         On August 12, 1999, the Company acquired the capital stock of Societe Financiere de Gestion et de Participation S.A. ("SFGP"), a private-label processed meats manufacturer in France. SFGP had sales of approximately $100.0 million in calendar 1998.


YEAR 2000
---------

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

       The Company began addressing the potential exposure associated with the Year 2000 during fiscal 1998. Management has approved the plan necessary to remediate, upgrade, and replace the affected systems to be Year 2000 compliant. A corrective five-point action plan had been developed including: 1) analysis and planning, 2) allocation of resources and commencing correction, 3) remediation, correction and replacement, 4) testing, and 5) development of contingency plans.

       The Company has identified and defined the critical IT and non-IT projects. These projects relate to systems that include any necessary technology used in manufacturing or administration with date-sensitive information that is critical to the day-to-day operations of the business. Of the critical IT projects identified, 96% have been completed, 3% are in correction and replacement and the remaining 1% are commencing the correction phase. The non-IT (plant) projects have identified system components that have a potential issue with rolling dates into the Year 2000. Of these components, 99% are fully compliant and the few that remain are in the final remediation testing stage. Following their acquisition in the fourth quarter of fiscal year 1999 and the first quarter of fiscal 2000, respectively, the Company completed its assessment and is well into the remediation phase for Animex and CFI. The overall compliance status of Animex subsidiaries is currently 81%. The preliminary review of CFI's Year 2000 readiness is complete, and approximately 77% of the critical systems are compliant. The remaining systems are targeted to be compliant by October 31, 1999.

         The forecasted cost of the Year 2000 solution, including hardware and software replacement, is expected to be approximately $34.9 million, of which $30.2 million has been expended to date. The Company has expensed a total of $11.0 million, including $2.6 million in the first quarter of fiscal 2000. The Company estimates $19.6 million of the total will be capitalized in accordance with generally accepted accounting principles. These expenditures are anticipated to be incurred through December 1999.

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

         The Company believes its planning efforts are adequate to address its Year 2000 concerns. The Company is developing a worse case scenario and a contingency plan which includes an evaluation of the criticality of each manufacturing process and the determination of possible manual alternatives, including the purchase of additional inventory and related storage for production supplies. As of August 1, 1999, contingency plans have been written and documented for 69% of the critical IT (plant) systems.

         While the Company believes it is taking the appropriate steps to address its readiness for the Year 2000, the costs of the project and expected completion dates are dependent upon the continued availability of certain resources and other factors. There can be no guarantee that these estimates will be achieved, and actual results

                                     13-17
could differ materially from those anticipated. Specific factors that could influence the results may include, but are not limited to, the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes and similar uncertainties.


FORWARD-LOOKING STATEMENTS
--------------------------

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

                                     14-17

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    (a)  Annual meeting of Shareholders held September 2, 1999.


    (b)  Not applicable


    (c) There were 44,935 shares of Company's Common Stock and one Series B Special Voting Preferred Share outstanding as of July 9, 1999, the record date for the 1999 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote; the Series B Special Voting Preferred Share entitled the holder thereof to 1,174,219 votes; the total number of votes that shareholders could cast at the 1999 Annual Meeting of Shareholders was therefore 46,109,667. A total of 41,103,633 votes (or 89.1% of the total) were cast.

         All of management's nominees for directors of the corporation were elected with the following vote:



                                                                       Votes           Broker
Director Nominee                         Votes For                  Withheld       Non-Voters
-----------------------------        -------------        ------------------       ----------
Robert L. Burrus, Jr.                   40,464,723                   638,910                0
Douglas W. Dodds                        39,915,616                 1,188,017                0
F.J. Faison, Jr.                        37,186,506                 3,917,127                0
Ray A. Goldberg                         39,543,797                 1,559,836                0
George E. Hamilton, Jr.                 40,462,393                   641,240                0
Robert G. Hofmann, II                   40,470,023                   633,610                0
Richard J. Holland                      40,632,054                   471,579                0
Roger R. Kapella                        40,471,297                   632,336                0
Lewis R. Little                         39,207,947                 1,895,686                0
Joseph W. Luter, III                    40,466,397                   637,236                0
William H. Prestage                     36,882,216                 4,221,417                0
Joseph B. Sebring                       39,936,157                 1,167,476                0
Timothy A. Seely                        40,636,994                   466,639                0


         A  proposal  to  ratify  the  selection  of  Arthur   Andersen  LLP  as
         independent public accountants of the Company for the fiscal year ending April 30, 2000 was approved by the shareholders with the following vote:

                                                      Votes          Broker
    Votes For             Votes Against            Withheld       Non-Votes
  ------------           --------------         -----------       ---------

   39,554,281                    25,194           1,524,158               0



     (d) Not applicable

                                     15-17

Item 6.  Exhibits and Reports on Form 8-K


A.       Exhibits

         Exhibit  3.2    -       By-Laws of the Registrant, as amended
                                 to date.

         Exhibit  4.6(a) -       Amended and Restated  Multi-Year Credit
                                 Agreement dated as of September 8,
                                 1999, among Smithfield Foods,
                                 Inc., the Subsidiary Guarantors party
                                 thereto, the Lenders party thereto,
                                 and The Chase Manhattan Bank, as
                                 Administrative Agent, relating to a
                                 $400,000,000 secured multi-year
                                 revolving credit facility.

         Exhibits 27     -       Financial Data Schedule

B.       Reports on Form 8-K

         1. A Current Report on Form 8-K for May 7, 1999, was filed with the Securities and Exchange Commission on May 12, 1999 to report, under Item 2, the acquisition of Carroll's Foods, Inc. and its affiliated companies.

         2. A Current Report on Form 8-K for July 16, 1999, was filed with the Securities and Exchange Commission on July 19, 1999, to report, under Item 5, the audited consolidated financial statements and the notes thereto of Smithfield Foods, Inc.
                  for the fiscal year ended May 2, 1999.

         3. An Amended Current Report on Form 8-K/A for May 7, 1999, was filed with the Securities and Exchange Commission on July 21, 1999 to file certain historical and pro forma financial information relating to the acquisition of Carroll's Foods, Inc. and its affiliated companies.

                                     16-17

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




SMITHFIELD FOODS, INC.




/s/ C. LARRY POPE
-----------------
    C. Larry Pope
    Vice President and Chief Financial Officer



/s/ DANIEL G. STEVENS
---------------------
    Daniel G. Stevens
    Corporate Controller
    (Principal Accounting Officer)


    Date: September 14, 1999

                                     17-17