Form 10-Q
period 1999-10-31
SMITHFIELD FOODS INC
filed 1999-12-15
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 31, 1999
                                       or


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the transition period from................to...................


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


                                                                  Yes   x     No
                                                                  ---        ---

            Class                        Shares outstanding at December 14, 1999
-----------------------------            ---------------------------------------
Common Stock, $.50 par value                             44,137,329

                                      1-18

                             SMITHFIELD FOODS, INC.
                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                    PAGE

   Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets - October 31, 1999 and May 2, 1999                                    3-4

      Consolidated Condensed Statements of Income - 13 Weeks Ended October 31, 1999
          and November 1, 1998 and 26 Weeks Ended October 31, 1999 and November 1, 1998                            5

      Consolidated Condensed Statements of Cash Flows - 26 Weeks Ended October 31, 1999
         and November 1, 1998                                                                                      6

      Notes to Consolidated Condensed Financial Statements                                                        7-10

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                          11-16
                Operations


PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                                      17


                                      2-18

                          PART I. FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                                  October 31, 1999         May 2, 1999
--------------------------------------------------------------------------------------------------------

ASSETS                                                                (Unaudited)

Current assets:
   Cash and cash equivalents                                          $   26,878          $   30,590
   Accounts receivable, net                                              353,677             252,332
   Inventories                                                           533,240             348,856
   Prepaid expenses and other current assets                              49,935              50,302
                                                                      ----------          ----------
      Total current assets                                               963,730             682,080
                                                                      ----------          ----------

Property, plant and equipment                                          1,382,821           1,083,416
   Less accumulated depreciation                                        (337,998)           (292,640)
                                                                      ----------          ----------
      Net property, plant and equipment                                1,044,823             790,776
                                                                      ----------          ----------

Other assets:
   Investments in partnerships                                            99,313              80,182
   Goodwill                                                              137,823             103,017
   Other                                                                 193,754             115,559
                                                                      ----------          ----------
      Total other assets                                                 430,890             298,758
                                                                      ----------          ----------

                                                                      $2,439,443          $1,771,614
                                                                      ==========          ==========


     See accompanying notes to consolidated condensed financial statements.

                                      3-18

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)                                                                    October 31, 1999          May 2, 1999
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                                   (Unaudited)

Current liabilities:
   Notes payable                                                                        $   41,535           $   63,900
   Current portion of long-term debt and capital lease obligations                          40,654               25,828
   Accounts payable                                                                        291,295              207,703
   Accrued expenses and other current liabilities                                          182,567              168,784
                                                                                        ----------           ----------
      Total current liabilities                                                            556,051              466,215
                                                                                        ----------           ----------

Long-term debt and capital lease obligations                                               964,793              594,241
                                                                                        ----------           ----------

Other noncurrent liabilities:
   Pension and postretirement benefits                                                      77,054               62,276
   Other                                                                                   154,765               49,161
                                                                                        ----------           ----------
      Total other noncurrent liabilities                                                   231,819              111,437
                                                                                        ----------           ----------

Minority interests                                                                          38,115               57,475
                                                                                        ----------           ----------

Shareholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 authorized shares Common stock,
   $.50 par value, 100,000,000
      authorized shares;  45,051,129 and 41,847,359 issued                                  22,525               20,924
   Additional paid-in capital                                                              258,967              180,020
   Retained earnings                                                                       369,298              340,154
   Accumulated other comprehensive income                                                   (2,125)               1,148
                                                                                        ----------           ----------
      Total shareholders' equity                                                           648,665              542,246
                                                                                        ----------           ----------

                                                                                        $2,439,443           $1,771,614
                                                                                        ==========           ==========


     See accompanying notes to consolidated condensed financial statements.

                                      4-18

                             SMITHFIELD FOODS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   13 Weeks Ended         13 Weeks Ended        26 Weeks Ended      26 Weeks Ended
(In thousands, except per share data)            October 31, 1999       November 1, 1998      October 31, 1999    November 1, 1998
----------------------------------------------------------------------------------------------------------------------------------


Sales                                                  $1,230,129               $874,378            $2,372,544          $1,740,201
Cost of sales                                           1,057,525                759,246             2,052,408           1,552,891
                                                       ----------               --------            ----------          ----------
Gross profit                                              172,604                115,132               320,136             187,310

Selling, general and administrative expenses               96,721                 65,974               191,306             123,971
Depreciation expense                                       25,815                 14,015                50,674              26,954
Interest expense                                           16,760                 10,916                31,293              20,622
Minority interests                                           (875)                (2,332)                1,886              (2,931)
                                                       ----------               --------            ----------          ----------

Income before income taxes                                 34,183                 26,559                44,977              18,694

Income taxes                                               11,969                  8,078                15,833               5,538
                                                       ----------               --------            ----------          ----------

Net income                                             $   22,214               $ 18,481            $   29,144          $   13,156
                                                       ==========               ========            ==========          ==========



Net income per common share:
      Basic                                            $      .49               $    .48            $      .64          $      .35
                                                       ==========               ========            ==========          ==========
      Diluted                                          $      .48               $    .47            $      .62          $      .33
                                                       ==========               ========            ==========          ==========


 Average common shares outstanding:
      Basic                                                45,585                 38,273                45,722              37,905
                                                       ==========               ========            ==========          ==========
      Diluted                                              46,433                 39,599                46,772              39,807
                                                       ==========               ========            ==========          ==========



     See accompanying notes to consolidated condensed financial statements.

                                      5-18

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    26 Weeks Ended      26 Weeks Ended
                                                                                  October 31, 1999    November 1, 1998
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                            $  29,144           $  13,156
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                                      54,328              29,039
         (Gain) loss on sale of property, plant and equipment                                 (182)                428
         Changes in operating assets and liabilities, net of effect of
            acquisitions                                                                   (75,589)            (30,162)
                                                                                         ---------           ---------
            Net cash provided by operating activities                                        7,701              12,461
                                                                                         ---------           ---------

Cash flows from investing activities:
   Capital expenditures                                                                    (52,917)            (40,665)
   Business acquisitions, net of cash                                                      (25,478)            (89,176)
   Proceeds from sale of property, plant and equipment                                       2,335                  61
   Investments in partnerships and other assets                                            (14,175)                577
                                                                                         ---------           ---------
            Net cash used in investing activities                                          (90,235)           (129,203)
                                                                                         ---------           ---------

Cash flows from financing activities:
   Net (repayments) borrowings on notes payable                                           (164,613)             11,660
   Proceeds from issuance of long-term debt                                                249,523               3,536
   Net borrowings on long-term credit facility                                             173,000              81,000
   Principal payments on long-term debt and capital lease obligations                     (149,983)            (15,414)
   Repurchase of common stock                                                              (31,667)                -
   Exercise of common stock options                                                          2,946              11,160
                                                                                         ---------           ---------
            Net cash provided by financing activities                                       79,206              91,942
                                                                                         ---------           ---------

Net decrease in cash and cash equivalents                                                   (3,328)            (24,800)
Effect of currency exchange rates                                                             (384)                523
Cash and cash equivalents at beginning of period                                            30,590              60,522
                                                                                         ---------           ---------
Cash and cash equivalents at end of period                                               $  26,878           $  36,245
                                                                                         =========           =========

Supplemental disclosures of cash flow information: Cash payments during period:
      Interest (net of amount capitalized)                                               $  28,088           $  15,071
                                                                                         =========           =========
      Income taxes                                                                       $  12,362           $   2,195
                                                                                         =========           =========


Noncash investing and financing activities:
   As discussed in Note 7, effective May 3, 1999, the Company completed the acquisition of Carroll's Foods, Inc. ("CFI") and its affiliated companies and partnership interests in exchange for 4.2 million shares of the Company's common stock and the assumption of approximately $231.0 million in debt, plus other liabilities.




     See accompanying notes to consolidated condensed financial statements.

                                      6-18

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

(3)    Inventories consist of the following:



(In thousands)                                         October 31, 1999             May 2, 1999
--------------                                         ----------------             -----------


Fresh and processed meats                                     $ 279,984               $ 219,647
Hogs on farms                                                   195,508                  83,352
Manufacturing supplies                                           41,419                  30,201
Other                                                            16,329                  15,656
                                                              ---------               ---------
                                                              $ 533,240               $ 348,856
                                                              =========               =========




(4) Income per basic share is computed based on the average common shares outstanding during the period. Income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common shares, such as stock options and contingently issuable shares. The computation for basic and diluted income per share is as follows:




                                                          13 Weeks               13 Weeks              26 Weeks            26 Weeks
                                                             Ended                  Ended                 Ended               Ended
       (In thousands, except per share data)       October 31,1999       November 1, 1998      October 31. 1999    November 1, 1998
       ----------------------------------------   ----------------       ----------------     -----------------    ----------------


       Net income                                         $ 22,214                $18,481               $29,144             $13,156
                                                          ========                =======               =======             =======

       Average common shares outstanding:
          Basic                                             45,585                 38,273                45,722              37,905
          Dilutive stock options                               848                  1,209                 1,050               1,785
          Contingently issuable shares                          -                     117                     -                 117
                                                          --------                -------               -------             -------
          Diluted                                           46,433                 39,599                46,772              39,807
                                                          ========                =======               =======             =======

       Net income per common share:
          Basic                                           $    .49                $   .48               $   .64             $   .35
                                                          ========                =======               =======             =======
          Diluted                                         $    .48                $   .47               $   .62             $   .33
                                                          ========                =======               =======             =======



                                      7-18

           Summarized below are stock option shares outstanding at the end of each fiscal period which were not included in the computation of income per diluted share because the average exercise price of the options was greater than the average market price of the common shares.



                                                          13 Weeks Ended                                  26 Weeks Ended
                                                          --------------                                  --------------
                                              October 31, 1999     November 1, 1998          October 31, 1999   November 1, 1998
                                              ----------------     ----------------          ----------------   ----------------


       Stock option shares excluded                    370,000              415,000                   180,000            415,000
       Average option price per share                   $28.92               $27.88                    $30.16             $27.88




(5) The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in fiscal 1999. The components of comprehensive income, net of related tax, consist of:


                                                             13 Weeks Ended                                26 Weeks Ended
                                                             --------------                                --------------
       (In thousands)                           October 31, 1999      November 1, 1998         October 31, 1999     November 1, 1998
       --------------                           ----------------      ----------------         ----------------     ----------------


       Net income                                       $22,214                $18,481                 $ 29,144              $13,156
       Other comprehensive income:
          Foreign currency translation
             adjustment                                  (1,485)                 3,489                   (2,985)               3,489
          Unrealized (loss) gain on securities             (471)                   687                     (288)                 937
                                                        -------                -------                 --------              -------
       Comprehensive income                             $20,258                $22,657                 $ 25,871              $17,582
                                                        =======                =======                 ========              =======


(6) The Company adopted Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," in fiscal 1999. The segments identified include the Meat Processing Group ("MPG") and the Hog Production Group ("HPG"). The underlying factors used to identify the reportable segments include differences in products produced and sold. The following table presents information about the results of operations for each of the Company's reportable segments for the 13 and 26 weeks ended October 31, 1999 and November 1, 1998, respectively. In connection with the acquisition of CFI in the first quarter of fiscal 2000, total assets for the HPG increased by approximately $372.4 million to $715.4 million. For purposes of the following presentation, operating profit (loss) is defined as income
       (loss) before interest expense and income taxes.

                                      8-18



                                                     Meat             Hog       General
       (In thousands)                          Processing      Production     Corporate            Total
       ------------------------            --------------------------------------------------------------


       13 Weeks Ended
       October 31, 1999
       ------------------------
       Sales                                   $1,208,974       $ 123,627           $ -       $1,332,601
       Intersegment sales                               -        (102,472)            -         (157,433)
       Operating profit (loss)                     44,320          13,279        (6,656)          50,943

       13 Weeks Ended
       November 1, 1998
       ------------------------
       Sales                                     $862,450        $ 42,941           $ -        $ 905,391
       Intersegment sales                               -         (31,013)            -          (55,096)
       Operating profit (loss)                     52,707         (11,238)       (3,994)          37,475

       26 Weeks Ended
       October 31, 1999
       ------------------------
       Sales                                   $2,330,594       $ 243,998           $ -       $2,574,592
       Intersegment sales                               -        (202,048)            -         (302,100)
       Operating profit (loss)                     59,220          29,764       (12,714)          76,270

       26 Weeks Ended
       November 1, 1998
       ------------------------
       Sales                                   $1,718,538        $ 85,739           $ -       $1,804,277
       Intersegment sales                         (44,519)        (64,076)            -         (108,595)
       Operating profit (loss)                     59,498         (11,986)       (8,196)          39,316



(7) Effective May 3, 1999, the Company completed the acquisition of Carroll's Foods, Inc. ("CFI") and its affiliated companies and partnership interests for 4.2 million shares of the Company's common stock (subject to post-closing adjustments) and the assumption of approximately $231.0 million in debt, plus other liabilities. The acquisition included 100% of the capital stock of CFI, CFI's 50% interest in Smithfield-Carroll's, CFI's 16% interest in Circle Four, CFI's 50% interest in Tar Heel Turkey Hatchery, 100% of CFI's turkey grow-out operations, CFI's 49% interest in Carolina Turkeys, and certain hog production interests in Brazil and Mexico. The acquisition of CFI was accounted for using the purchase method of accounting. Had the acquisition of CFI occurred at the beginning of fiscal 1999, it would not have had a material effect on pro forma combined sales as most of CFI's sales would have been intercompany. Pro forma combined net income and net income per diluted share would have been $11.4 million and $.26, respectively, in the 13 weeks ended November 1, 1998 and $5.8 million and $.13, respectively, in the 26 weeks ended November 1, 1998.

(8) In August 1999, the Company acquired all of the capital stock of Societe Financiere de Gestion et de Participation S.A. ("SFGP"). SFGP had sales of approximately $100.0 million in calendar year 1998. The acquisition was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the date of acquisition.

(9) In September 1999, the Company invested approximately $22.0 million for a 49% interest in the joint venture Agroindustrial del Noroeste ("Agroindustrial"). Agroindustrial consists of Grupo Alpro, a fresh and processed meats operation based in Hermosillo Mexico. Additionally, Agroindustrial owns and operates Agrofarms, a hog production operation, which will be the primary source of hogs for Grupo Alpro's fresh and processed meats operation. The joint venture is accounted for using the equity method of accounting.

                                      9-18

(10) In the third quarter of fiscal 1999, the Company acquired 100% of the voting common shares of Schneider Corporation ("Schneider") and approximately 59% of its Class A non-voting shares, which in the aggregate represents approximately 63% of the total equity of Schneider, in exchange for approximately 2.5 million Exchangeable Shares of Smithfield Canada Limited, a wholly-owned subsidiary of the Company. Each Exchangeable Share is exchangeable by the holder at any time for one common share of the Company. Schneider had sales in its fiscal year ended October 1998 of $548.1 million.

       In April 1999, the Company acquired, in a tender offer, 67% of the total equity and 51% of the voting control of Animex S.A. ("Animex"). During the 26-week period ended October 31, 1999, the Company increased its ownership in Animex to 85% of total equity. Animex had calendar year 1998 sales of approximately $400.0 million.

       In September 1998, the Company acquired all of the capital stock of Societe Bretonne de Salaisons ("SBS"). SBS had calendar year 1998 sales of $100.0 million.

       In October 1998, the Company acquired all the assets and business of North Side Foods Corp. ("North Side"). North Side had calendar year 1998 sales of $58.0 million.

       Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition.

(11) On November 15, 1999, the Company signed a definitive acquisition agreement to acquire all of the capital stock of the corporate entities known as Murphy Farms, Inc. and its affiliated companies (collectively "Murphy Family Farms") for 10.7 million shares of the Company's stock and the assumption of approximately $180.1 million of debt, plus other liabilities. The transaction is expected to be completed in the third quarter of fiscal 2000.

                                     10-18

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


GENERAL
-------

Smithfield Foods, Inc. (the "Company") is comprised of a Meat Processing Group ("MPG") and a Hog Production Group ("HPG"). The MPG consists of six wholly-owned domestic pork processing subsidiaries, Gwaltney of Smithfield, Ltd. ("Gwaltney"), John Morrell & Co. ("John Morrell"), Lykes Meat Group, Inc. ("Lykes"), North Side Foods Corp. ("North Side"), Patrick Cudahy Incorporated ("Patrick Cudahy"), and The Smithfield Packing Company, Incorporated ("Smithfield Packing"), and five international pork processing entities, Schneider Corporation ("Schneider"), a 63%-owned Canadian subsidiary of the Company, Animex S.A. ("Animex") an 85%-owned Polish Company, Societe Bretonne de Salaisons ("SBS") and Societe Financiere de Gestion et de Participation S.A. ("SFGP"), two wholly-owned French subsidiaries, and Agroindustrial del Noroeste ("Agroindustrial"), a joint venture in Mexico. The HPG consists of Brown's of Carolina, Inc. ("Brown's"), an 86%-owned subsidiary of the Company; Carroll's Foods, Inc. ("CFI"), a wholly-owned subsidiary of the Company, Carrolls Foods of Virginia ("CFV") (formerly Smithfield-Carroll's), a hog production operation based in Virginia, and Circle Four, a hog production operation based in Utah, and the hog production operations of Agroindustrial. As a result of the acquisition of CFI effective May 3, 1999, CFV and Circle Four are wholly-owned operations of the Company.

RESULTS OF OPERATIONS
---------------------

Several acquisitions affect the comparability of the results of operations for the 13 week and 26 week periods ended October 31, 1999 and November 1, 1998, including the following:

         In May 1999, the Company completed the acquisition of CFI and its affiliated companies and partnership interests for 4.2 million shares of the Company's common stock (subject to post-closing adjustments) and the assumption of approximately $231.0 million in debt, plus other liabilities. CFI had sales of $348.0 million in calendar year 1998. A significant portion of these sales were to the MPG.

         On August 12, 1999, the Company acquired the capital stock of SFGP a private-label processed meats manufacturer in France. SFGP had sales of approximately $100.0 million in calendar 1998.

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

         In April 1999, the Company acquired, in a tender offer, 67% of the total equity and 51% of the voting control of Animex. During the 26 week period ended October 31, 1999, the Company increased its ownership in Animex to 85% of total equity. Animex had calendar year 1998 sales of approximately $400.0 million.

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

                                     11-18

CONSOLIDATED

13 WEEKS ENDED OCTOBER 31, 1999 -
13 WEEKS ENDED NOVEMBER 1, 1998

Sales in the second quarter of fiscal 2000 increased $355.8 million, or 40.7%, from the comparable period in fiscal 1999. The increase in sales was primarily attributable to the inclusion of sales of acquired businesses and higher processed meats volume and unit sales prices of meat products in the base business. See the following sections for comments on sales changes by business segment.

         Gross profit in the current quarter increased $57.5 million, or 49.9%, on the inclusion of acquired businesses. However, the Company experienced higher raw material costs in the base business which was not recovered by higher pricing in the MPG. The current quarter's gross profit was also favorably impacted by commodity hedging gains recognized in the HPG.

         Selling, general and administrative expenses increased $30.7 million, or 46.6%, due to the inclusion of the selling, general and administrative expenses of acquired businesses, increased marketing costs associated with efforts to market branded fresh pork and processed meats and expenses associated with the Year 2000.

         Depreciation expense increased $11.8 million, or 84.2%, in the second quarter of fiscal 2000 from the comparable period in fiscal 1999, primarily related to the inclusion of the depreciation expense of acquired businesses and higher depreciation expense in the base business related to higher capital spending in the MPG.

         Interest expense increased $5.8 million, or 53.5%, in the second quarter of fiscal 2000 from the comparable period in fiscal 1999, reflecting the inclusion of the interest expense of the acquired businesses and the cost of borrowings to finance the acquisitions of Animex, SBS, SFGP and North Side.

         The effective income tax rate for the second quarter of fiscal 2000 increased to 35.0% compared to 30.4% in the corresponding period of fiscal 1999, primarily related to the increase in profits and the inclusion of foreign earnings at higher tax rates.

         Reflecting the factors previously discussed, net income increased to $22.2 million, or $.48 per diluted share, in the second quarter of fiscal 2000, up from $18.5 million, or $.47 per diluted share, in the second quarter of fiscal 1999.


26 WEEKS ENDED OCTOBER 31, 1999 -
26 WEEKS ENDED NOVEMBER 1, 1998

Sales in the first half of fiscal 2000 increased $632.3 million, or 36.3%, from the comparable period in fiscal 1999. The increase in sales was primarily attributable to the inclusion of sales of acquired businesses and higher processed meats volume and unit sales prices of meat products in the base business. See the following sections for comments on sales changes by business segment.

         Gross profit in the first half of fiscal 2000 increased $132.8 million, or 70.9%, on the inclusion of acquired businesses, increased volumes and pricing in the base business in the MPG, and lower feed costs and increased production efficiencies in the HPG. Gross profit in the first half of fiscal 2000 was also favorably impacted by commodity hedging gains recognized in the HPG. In the prior year, the MPG recognized losses from its commodity positions.

         Selling, general and administrative expenses increased $67.3 million, or 54.3%, primarily related to the inclusion of acquired businesses, increased marketing costs associated with efforts to market branded fresh pork and processed meats and expenses associated with the Year 2000.

         Depreciation expense increased $23.7 million, or 88.0%, in the first half of fiscal 2000 from the comparable period in fiscal 1999, primarily related to the inclusion of acquired businesses.

                                     12-18

         Interest expense increased $10.7 million, or 51.7%, in the first half of fiscal 2000 from the comparable period in fiscal 1999, reflecting the inclusion of the interest expense of the acquired businesses and the cost of borrowings to finance the acquisitions of Animex, SBS, SFGP and North Side.

         The effective income tax rate for the first half of fiscal 2000 increased to 35.2% compared to 29.6% in the corresponding period of fiscal 1999, primarily on increased profits and the inclusion of foreign earnings at higher marginal tax rates.

         Reflecting the factors previously discussed, net income increased to $29.1 million, or $.62 per diluted share, in the first half of fiscal 2000, up from $13.2 million, or $.33 per diluted share, in the first half of fiscal 1999.


MEAT PROCESSING GROUP

13 WEEKS ENDED OCTOBER 31, 1999 -
13 WEEKS ENDED NOVEMBER 1, 1998

MPG sales in the second quarter of fiscal 2000 increased $346.5 million, or 40.2%, from the comparable period in fiscal 1999 due primarily to incremental processed meats volume on the inclusion of the sales of acquired businesses. In addition, unit-selling prices increased 12.1% on higher live hog prices passed through to the customer and a greater proportion of value-added processed meats in the sales mix. Excluding the acquired businesses, processed meats volume increased 13.0% partially offset by a 10.4% decline in fresh meats volume.

         Operating profit in the MPG decreased to $44.3 million from $52.7 million in the prior year. The MPG's U.S. operations experienced lower margins on sales of both fresh and processed meats as a 14.6% increase in live hog prices was only partially offset by higher unit-selling prices. Operating profit was negatively impacted by higher selling and marketing expenses on continued efforts to expand distribution, the implementation of food safety programs at Company facilities and increased spending on information systems related to Year 2000. In addition, the MPG was adversely effected by lost production at several eastern locations due to Hurricane Floyd. With the exception of Animex, which continues to incur operating losses, international acquisitions made strong positive contributions in the quarter.

26 WEEKS ENDED OCTOBER 31, 1999 -
26 WEEKS ENDED NOVEMBER 1, 1998

MPG sales in the first half of fiscal 2000 increased $612.1 million, or 35.6%, due primarily to incremental volumes on the inclusion of acquired businesses. Processed meats volume increased 59.6% and fresh meats volume increased 8.9%. Excluding acquired businesses, processed meats volume increased 8.6% and fresh meats volume declined 6.1%. In addition, unit-selling prices increased 5.5% on higher live hog prices passed through to the customer and a greater proportion of value-added processed meats in the sales mix.

    Operating profit in the MPG decreased slightly to $59.2 million in the first half of fiscal 2000 from $59.5 million on increased volumes and profits of acquired businesses. The increase in volumes and profits of acquired businesses was offset by increased spending in the base business on the market expansion of fresh and processed meats brands, the implementation of food safety programs at Company facilities and increased spending on information systems related to Year 2000 projects.

                                     13-18

HOG PRODUCTION GROUP

13 WEEKS ENDED OCTOBER 31, 1999 -
13 WEEKS ENDED NOVEMBER 1, 1998

The majority of the sales in the HPG are to the MPG and, therefore, are eliminated in the Company's consolidated condensed statements of income. HPG sales in the second quarter of fiscal 2000 increased sharply compared to the same period in fiscal 1999 as a result of the inclusion of the sales of CFI and a 14.6% increase in live hog prices.

    Operating profit in the HPG improved to $13.3 million in the second quarter of fiscal 2000 compared to a loss of $11.2 million in the comparable period in fiscal 1999 as a result of the inclusion of CFI, an increase in hog prices and lower feed costs coupled with the impact of gains recognized on favorable commodity hedging contracts.


26 WEEKS ENDED OCTOBER 31, 1999 -
26 WEEKS ENDED NOVEMBER 1, 1998

For the first half of fiscal 2000, HPG sales increased sharply compared to the period in fiscal 1999 as a result of the inclusion of the sales of CFI. For the first half of the fiscal year, average hog prices remained flat compared to the corresponding period in the prior year as lower hog prices in the first quarter were offset by higher hog prices in the second quarter. With the acquisition of CFI, hogs sold in the first half of fiscal 2000 increased to 2.5 million from
1.0 million in the comparable period in fiscal 1999.

    Operating profit in the HPG improved to $29.8 million compared to a loss of $12.0 million in the comparable period of fiscal 1999 as a result of the inclusion of CFI, lower feed costs and improved production efficiencies coupled with the impact of gains recognized on favorable commodity hedging contracts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operations totaled $7.7 million for the twenty-six weeks ended October 31, 1999 compared to $12.5 million in the comparable period in fiscal 1999. Increases in income and non-cash charges were more than offset by cash required to meet working capital needs. Traditionally, the Company builds large inventories of hams in the summer months that are sold during the holiday season. Non-cash charges increased to $54.3 million from $29.0 million due primarily to the incremental depreciation and amortization of acquired businesses.

         Cash used in investing activities declined to $90.2 million in the current year from $129.2 million from the comparable period in fiscal 1999 as a result of a substantial decrease in acquisitions paid using cash during the first half of the current year compared with the prior year. Capital expenditures totaled $52.9 million in the first half of fiscal 2000 which was slightly more than depreciation charges for the period. These capital expenditures included processed meats expansion and improvement projects, additional hog production facilities at Circle Four and replacement systems associated with the Year 2000. In addition, during the first half of fiscal year 2000, the Company invested $22.0 million in Agroindustrial and $28.7 million to acquire additional capital stock of Animex increasing the Company's ownership percentage in Animex to 85% of total equity. These capital expenditures and investments were funded with cash provided by operations and borrowings under the Company's long-term revolving credit facility. As of October 31, 1999, the Company had definitive commitments of $35.3 million for capital expenditures primarily to increase its value-added fresh pork capacity at several of its processing plants and for additional hog production facilities at Circle Four. These expenditures are expected to be funded with cash provided by operations.

         Financing activities provided $79.2 million in the first half of fiscal year 2000 as additional borrowings on revolving credit facilities were used primarily for the repayment of notes payable and the Company's repurchase of approximately 1.2 million shares of the Company's common stock. The Company has been authorized to repurchase a total of 3.0 million shares. The outstanding remaining authorization totals 1.8 million shares. During the current quarter, the Company refinanced a substantial portion of the debt assumed in connection with the CFI acquisition. The refinancing included the placement of $225.0 million 10-year senior secured notes with institutional lenders and an increase in the existing revolving credit facility borrowing capacity from $300.0 million to $400.0 million. The $225 million in debt includes, $75.0 million is variable rate debt, $100.0 million of notes at 7.89% and $50.0 million of notes at 8.44%. As of December 10, 1999, the Company increased its borrowing capacity on the revolving credit facility from $400.0 million to $650.0 million to meet anticipated needs associated with the pending Murphy Family Farms acquisition and potential additional working capital needs associated with expected increase in live hog prices in fiscal 2000.

                                     14-18

RECENT DEVELOPMENTS
-------------------

On November 15, 1999, the Company signed a definitive acquisition agreement to acquire all of the capital stock of the corporate entities known as Murphy Farms, Inc. and its affiliated companies (collectively, "Murphy Family Farms") for 10.7 million shares of the Company's stock and the assumption of approximately $180.1 million of debt, plus other liabilities. Murphy Family Farms is the second largest hog production company in the U.S. with 325.0 thousand sows and markets approximately 5.5 million hogs annually. The acquisition is expected to be effective in January 2000. Sales for Murphy Farms for its fiscal year ended October 1998 were approximately $500.0 million. A significant portion of those sales were to the Company's MPG.


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

         The Company has identified and defined the critical IT and non-IT projects. These projects relate to systems that include any necessary technology used in manufacturing or administration with date-sensitive information that is critical to the day-to-day operations of the business. All critical IT projects identified have been remediated and are Year 2000 compliant. The non-IT (plant) projects identified include system components that have a potential issue with rolling dates into the Year 2000. Of these components, substantially all are fully compliant and the few that remain are in the final testing stage. Following their acquisition in the fourth quarter of fiscal year 1999 and the first quarter of fiscal 2000, respectively, the Company completed its assessment and is well into the remediation phase for Animex and CFI. The overall Year 2000 compliance status of Animex subsidiaries at December 10, 1999 is 89%. Compliance efforts at CFI are nearing completion. Additionally, the Company has closely monitored the compliance efforts at Murphy Family Farms which are approximately 93% complete.

         The forecasted cost of the Year 2000 solution, including hardware and software replacement, is expected to be approximately $34.9 million, of which $32.5 million has been expended to date. The Company has expensed a total of $12.9 million, including $1.9 million in the second quarter of fiscal 2000. The Company estimates $19.6 million of the total will be capitalized in accordance with generally accepted accounting principles. These expenditures are anticipated to be incurred through December 1999.

    Third party risk has been assessed through inquiries and questionnaires. Significant vendors, electronic commerce customers and financial institutions have replied on questionnaires and inquiries sent related to the status of their compliance for the Year 2000. The Company has identified and contacted critical third parties, all of which have responded, and confirmed their Year 2000 readiness. The Company cannot predict how many of the responses received may later prove to be inaccurate or overly optimistic. At this point, management is not aware of any Year 2000 noncompliance problems that would indicate interuptions or downtime with third parties' systems or services. Management believes it has adequately assessed third party risk, however there are no guarantees due to the unknown nature of the events that may occur.

                                     15-18

         The Company believes its planning and remediation efforts have been and continue to be adequate to address Year 2000 concerns. The Company has evaluated each manufacturing process and has developed worse case scenarios. The Company has developed contingency plans for each critical manufacturing process by evaluating manual alternatives, including the purchase of additional inventory and related storage for production supplies. As of December 10, 1999, contingency plans have been written and documented for 94% of the critical IT (plant) systems.

         While the Company believes it has taken the appropriate steps to address its readiness for the Year 2000, there can be no guarantee that these efforts will achieve the desired results, and actual results could differ materially from those anticipated. Specific factors that could influence the results may include, but are not limited to, the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes and similar uncertainties.

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

                                     16-18

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits


         Exhibit 27                         -        Financial Data Schedule

B.       Reports on Form 8-K.

         1. A Current Report on Form 8-K for September 2, 1999, was filed with the Securities and Exchange Commission on September 9, 1999 to report, under Item 5, the announcement of an agreement in principle to acquire Murphy Farms, Inc. and its affiliated companies.

                                     17-18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  SMITHFIELD FOODS, INC.


  /s/ C. LARRY POPE
  ------------------------------------------
  C. Larry Pope
  Vice President and Chief Financial Officer




  /s/ DANIEL G. STEVENS
  ------------------------------------------
  Daniel G. Stevens
  Corporate Controller



  Date: December 15, 1999

                                     18-18