Form 10-Q
period 2000-01-30
SMITHFIELD FOODS INC
filed 2000-03-14
CIK 91388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 30, 2000
                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from......................to..........................


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



                                                              Yes   x     No
                                                                   ---       ---

             Class                        Shares outstanding at March 10, 2000
-------------------------------         ---------------------------------------
 Common Stock, $.50 par value                         54,848,267


                                      1-18

                             SMITHFIELD FOODS, INC.
                                    CONTENTS




PART I.  FINANCIAL INFORMATION                                                                                    PAGE

   Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets - January 30, 2000 (unaudited) and May 2, 1999                        3-4

      Consolidated  Condensed  Statements of Income (unaudited) - 13 Weeks Ended
          January 30,  2000 and January 31, 1999 and 39 Weeks Ended  January 30,
          2000 and January 31, 1999                                                                                5

      Consolidated Condensed Statements of Cash Flows (unaudited) - 39 Weeks Ended
          January 30, 2000 and January 31, 1999                                                                    6


      Notes to Consolidated Condensed Financial Statements                                                        7-10

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                          11-15
                Operations


PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders                                                   16

    Item 6.  Exhibits and Reports on Form 8-K                                                                      17

                                      2-18

                          PART I. FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                                        January 30, 2000           May 2, 1999
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                                      (Unaudited)

Current assets:
   Cash and cash equivalents                                               $    69,710            $   30,590
   Accounts receivable, net                                                    328,020               252,332
   Inventories                                                                 652,428               348,856
   Prepaid expenses and other current assets                                    61,016                50,302
                                                                           ------------           -----------
      Total current assets                                                   1,111,174               682,080
                                                                           ------------           -----------

Property, plant and equipment                                                1,589,454             1,083,416
   Less accumulated depreciation                                              (363,357)             (292,640)
                                                                           ------------           -----------
      Net property, plant and equipment                                      1,226,097               790,776
                                                                           ------------           -----------
Other assets:
   Investments in partnerships                                                 101,811                80,182
   Goodwill                                                                    283,854               103,017
   Other                                                                       318,843               115,559
                                                                           ------------           -----------
      Total other assets                                                       704,508               298,758
                                                                           ------------           -----------
                                                                            $3,041,779            $1,771,614
                                                                           ============           ===========


     See accompanying notes to consolidated condensed financial statements.


                                      3-18

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)                                                                 January 30, 2000           May 2, 1999
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                                 (Unaudited)

Current liabilities:
   Notes payable                                                                    $    41,398            $   63,900
   Current portion of long-term debt and capital lease obligations                       41,701                25,828
   Accounts payable                                                                     253,770               207,703
   Accrued expenses and other current liabilities                                       239,133               168,784
                                                                                    -----------            ----------
      Total current liabilities                                                         576,002               466,215
                                                                                    -----------            ----------
Long-term debt and capital lease obligations                                          1,193,985               594,241
                                                                                    -----------            ----------
Other noncurrent liabilities:
   Pension and postretirement benefits                                                   79,174                62,276
   Deferred income taxes                                                                264,402                31,523
   Other                                                                                 11,874                17,638
                                                                                    -----------            ----------
      Total other noncurrent liabilities                                                355,450               111,437
                                                                                    -----------            ----------
Minority interests                                                                       35,468                57,475
                                                                                    -----------            ----------
Shareholders' equity:
   Preferred stock, $1.00 par value,  1,000,000  authorized shares
   Common stock,   $.50 par value, 100,000,000
      authorized shares;  54,866,367 and 41,847,359 issued                               27,433                20,924
   Additional paid-in capital                                                           477,436               180,020
   Retained earnings                                                                    386,786               340,154
   Accumulated other comprehensive income                                               (10,781)                1,148
                                                                                    -----------            ----------
      Total shareholders' equity                                                        880,874               542,246
                                                                                    -----------            ----------
                                                                                     $3,041,779            $1,771,614
                                                                                    ===========            ===========



     See accompanying notes to consolidated condensed financial statements.

                                      4-18

                             SMITHFIELD FOODS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                    13 Weeks Ended       13 Weeks Ended        39 Weeks Ended      39 Weeks Ended
(In thousands, except per share data)             January 30, 2000     January 31, 1999      January 30, 2000    January 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------


Sales                                                   $1,377,166           $1,035,728            $3,749,710          $2,775,929
Cost of sales                                            1,200,983              834,524             3,253,391           2,387,415
                                                       -----------          -----------            ----------          ----------
Gross profit                                               176,183              201,204               496,319             388,514

Selling, general and administrative expenses                99,215               88,780               290,521             212,751
Depreciation expense                                        28,430               17,740                79,104              44,694
Interest expense                                            20,370               10,553                51,663              31,175
Minority interests                                             921                 (765)                2,807              (3,696)
                                                       -----------          ------------           ----------          -----------

Income before income taxes                                  27,247               84,896                72,224             103,590

Income taxes                                                 9,759               29,916                25,592              35,454
                                                       -----------          -----------            ----------          ----------
Net income                                             $    17,488          $    54,980            $   46,632          $   68,136
                                                       ===========          ===========            ==========          ==========


Net income per common share:
      Basic                                            $       .37          $      1.35            $     1.00          $     1.75
                                                       ===========          ===========            ==========          ===========
      Diluted                                          $       .36          $      1.31            $      .98          $     1.69
                                                       ===========          ===========            ==========          ===========


 Average common shares outstanding:
      Basic                                                 47,800               40,856                46,570              38,889
                                                       ===========          ===========            ==========          ===========
      Diluted                                               48,413               41,836                47,366              40,376
                                                       ===========          ===========            ==========          ===========

     See accompanying notes to consolidated condensed financial statements.

                                      5-18

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                39 Weeks Ended         39 Weeks Ended
                                                                              January 30, 2000       January 31, 1999
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                          $46,632                $68,136
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                                  86,262                 48,843
         (Gain) loss on sale of property, plant and equipment                           (1,087)                   282
         Changes in operating assets and liabilities, net of effect of
            acquisitions                                                               (11,361)               (11,320)
                                                                                     ---------              ---------
            Net cash provided by operating activities                                  120,446                105,941
                                                                                     ---------              ---------
Cash flows from investing activities:
   Capital expenditures                                                                (75,940)               (63,400)
   Business acquisitions, net of cash                                                  (25,729)              (109,942)
   Proceeds from sale of property, plant and equipment                                   3,484                    575
   Investments in partnerships and other assets                                        (52,251)                   703
                                                                                     ----------             ----------
            Net cash used in investing activities                                     (150,436)              (172,064)
                                                                                     ----------             ----------
Cash flows from financing activities:
   Net (repayments) borrowings on notes payable                                       (269,101)                 1,965
   Proceeds from issuance of long-term debt                                            250,082                  3,536
   Net borrowings on long-term credit facility                                         312,000                 35,000
   Principal payments on long-term debt and capital lease obligations                 (158,031)               (18,560)
   Repurchase of common stock                                                          (69,695)                     -
   Exercise of common stock options                                                      3,507                 12,023
                                                                                     ---------               ---------
            Net cash provided by financing activities                                   68,762                 33,964
                                                                                     ---------              ----------
Net increase (decrease) in cash and cash equivalents                                    38,772                (32,159)
Effect of currency exchange rates                                                          348                    336
Cash and cash equivalents at beginning of period                                        30,590                 60,522
                                                                                     ---------              ---------
Cash and cash equivalents at end of period                                           $  69,710              $  28,699
                                                                                     =========              ==========
Supplemental disclosures of cash flow information:
     Cash payments during period:
     Interest (net of amount capitalized)                                            $  42,935              $  20,892
                                                                                     =========              =========
      Income taxes                                                                   $  13,761              $   4,478
                                                                                     =========              =========

Noncash investing and financing activities:

    As discussed in Note 8, effective May 3, 1999, the Company completed the acquisition of Carroll's Foods, Inc. and its affiliated companies and partnership interests in exchange for 4.3 million shares of the Company's common stock and the assumption of approximately $231.0 million in debt, plus other liabilities. Effective January 5, 2000, the Company completed the acquisition of Murphy Farms, Inc. and its affiliated companies in exchange for 11.1 million shares of Company's common stock and the assumption of approximately $203.0 million in debt, plus other liabilities.

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

(3)  Inventories consist of the following:

     (In thousands)                  January 30, 2000           May 2, 1999
     --------------                  ----------------           -----------

     Hogs on farms                           $305,832              $ 83,352
     Fresh and processed meats                252,402               219,647
     Manufacturing supplies                    76,008                30,201
     Other                                     18,186                15,656
                                           ----------              --------
                                             $652,428              $348,856
                                           ==========              ========

(4) Income per basic share is computed based on the average common shares outstanding during the period. Income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common shares, such as stock options. The computation for basic and diluted income per share is as follows:

                                                       13 Weeks         13 Weeks         39 Weeks          39 Weeks
                                                          Ended            Ended            Ended             Ended
       (In thousands, except per share data)   January 30, 2000 January 31, 1999 January 30, 2000  January 31, 1999
       -------------------------------------   ---------------- ---------------- ----------------  ----------------
       Net income                                       $17,488          $54,980          $46,632           $68,136
                                                       ========         ========         ========         =========
       Average common shares outstanding:
          Basic                                          47,800           40,856           46,570            38,889
          Dilutive stock options                            613              980              796             1,487
                                                       --------         --------         --------         ---------
          Diluted                                        48,413           41,836           47,366            40,376
                                                       ========         ========         ========         =========
       Net income per common share:
          Basic                                            $.37            $1.35            $1.00             $1.75
                                                       ========         ========         ========         =========
          Diluted                                          $.36            $1.31             $.98             $1.69
                                                       ========         ========         ========         =========

                                      7-18

          Summarized below are stock option shares outstanding at the end of each fiscal period which were not included in the computation of income per diluted share because the average exercise price of the options was greater than the average market price of the common shares.

                                                        13 Weeks Ended                           39 Weeks Ended
                                                        --------------                           --------------
                                         January 30, 2000     January 31, 1999     January 30, 2000   January 31, 1999
                                         ----------------     ----------------     ----------------   ----------------
     Stock option shares excluded                 495,000               55,000              345,000            405,000
     Average option price per share                $27.92               $32.38               $28.64             $25.31

(5) The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in fiscal 1999. The components of comprehensive income, net of related tax, consist of:

                                                           13 Weeks Ended                            39 Weeks Ended
                                                          --------------                            --------------
     (In thousands)                            January 30, 2000    January 31, 1999    January 30, 2000        January 31, 1999
     --------------                            ----------------    ----------------    ----------------        ----------------
     Net income                                         $17,488             $54,980             $46,632                 $68,136
     Other comprehensive income:
        Foreign currency translation
           adjustment                                      (324)               (115)             (3,210)                  3,374
        Unrealized (loss) gain on securities             (8,331)              1,804              (8,719)                  2,741
                                                      ---------           ----------           ---------              ---------
     Comprehensive income                               $ 8,833             $56,669              $34,703                $74,251
                                                      =========           ==========           =========              =========

(6)  The Company  adopted  Statement of Financial  Accounting  Standard No. 131,
     "Disclosure about Segments of an Enterprise and Related Information," in fiscal 1999. The segments identified include the Meat Processing Group ("MPG") and the Hog Production Group ("HPG"). The underlying factors used to identify the reportable segments include differences in products produced and sold. The following table presents information about the results of operations for each of the Company's reportable segments for the 13 and 39 weeks ended January 30, 2000 and January 31, 1999, respectively. In connection with the acquisition of Carroll Foods, Inc. ("CFI") in the first quarter and the acquisition of Murphy Farms, Inc. in the third quarter of fiscal 2000, assets for the HPG increased by approximately $1.0 billion to a total of $1.2 billion.

                                      8-18

                                                 Meat            Hog       General
       (In thousands)                      Processing     Production     Corporate           Total
       ---------------------------     ------------------------------------------------------------
       13 Weeks Ended
       January 30, 2000
       ---------------------------
       Sales                               $1,331,607      $ 190,934      $      -      $1,522,541
       Intersegment sales                           -       (145,375)            -        (145,375)
       Operating profit (loss)                 41,486         13,011        (6,880)         47,617

       13 Weeks Ended
       January 31, 1999
       ---------------------------
       Sales                               $1,027,550      $  27,829      $      -      $1,055,379
       Intersegment sales                           -        (19,651)            -         (19,651)
       Operating profit (loss)                128,704        (24,684)       (8,571)         95,449

       39 Weeks Ended
       January 30, 2000
       ---------------------------
       Sales                               $3,662,201      $ 434,932      $      -      $4,097,133
       Intersegment sales                           -       (347,423)            -        (347,423)
       Operating profit (loss)                100,706         42,775       (19,594)        123,887

       39 Weeks Ended
       January 31, 1999
       ---------------------------
       Sales                               $2,746,088      $ 113,569      $      -      $2,859,657
       Intersegment sales                           -        (83,728)            -         (83,728)
       Operating profit (loss)                188,311        (36,670)      (16,876)        134,765

(7) The Company placed $225.0 million in senior secured notes and increased the existing revolving credit facility borrowing capacity from $300.0 million to $650.0 million. The $225.0 million in senior secured notes includes, $75.0 million in variable rate debt, $100.0 million of notes at 7.89% and $50.0 million of notes at 8.44%. As of January 30, 2000, the Company has unused availability of $268.2 million under the long-term credit facility.

(8) Effective May 3, 1999, the Company completed the acquisition of CFI and its affiliated companies and partnership interests for 4.3 million shares of the Company's common stock and the assumption of approximately $231.0 million in debt, plus other liabilities. The acquisition included 100% of the capital stock of CFI, CFI's 50% interest in Smithfield-Carroll's, CFI's 16% interest in Circle Four, CFI's 50% interest in Tar Heel Turkey Hatchery, 100% of CFI's turkey grow-out operations, CFI's 49% interest in Carolina Turkeys, and certain hog production interests in Brazil and Mexico.

       Effective January 5, 2000 the Company completed the acquisition of Murphy Farms, Inc. ("MFI") and its affiliated companies for 11.1 million shares of the Company's common stock (subject to post-closing adjustments) and the assumption of approximately $203.0 million in debt, plus other liabilities. The acquisitions of CFI and MFI were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition.

       Had the acquisitions of CFI and MFI occurred at the beginning of fiscal 1999, it would not have had a material effect on pro forma combined sales as a significant portion of CFI's and MFI's sales would have been intercompany. Pro forma combined net income and net income per diluted share would have been $24.0 million and $.43, in the 13 weeks ended January 30, 2000, respectively, $29.1 million and $.51, in the 13 weeks ended January 31, 1999, respectively, $47.6 million and $.83, in the 39 weeks ended January 30, 2000, respectively, and a loss of $16.3 million and $.29, in the 39 weeks ended January 31, 1999, respectively.

                                      9-18

(9) In August 1999, the Company acquired all of the capital stock of Societe Financiere de Gestion et de Participation S.A. ("SFGP"). SFGP had sales of approximately $100.0 million in calendar year 1998. The acquisition was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the date of acquisition.

(10) In September 1999, the Company invested approximately $22.0 million for a 49% interest in the joint venture Agroindustrial del Noroeste ("Agroindustrial"). Agroindustrial consists of Grupo Alpro, a fresh and processed meats operation based in Hermosillo Mexico and operates Agrofarms, a hog production operation, which is the primary source of hogs for Grupo Alpro's fresh and processed meats operation. The joint venture is accounted for using the equity method of accounting.

(11) In the third quarter of fiscal 1999, the Company acquired 100% of the voting common shares of Schneider Corporation ("Schneider") and approximately 59% of its Class A non-voting shares, which in the aggregate represents approximately 63% of the total equity of Schneider, in exchange for approximately 2.5 million Exchangeable Shares of Smithfield Canada Limited, a wholly-owned subsidiary of the Company. Each Exchangeable Share is exchangeable by the holder at any time for one common share of the Company. Schneider had sales in its fiscal year ended October 1998 of $548.1 million.

       In April 1999, the Company acquired, in a tender offer, 67% of the total equity and 51% of the voting control of Animex S.A. ("Animex"). During the 39-week period ended January 30, 2000, the Company increased its ownership in Animex to 85% of total equity. Animex had calendar year 1998 sales of approximately $400.0 million.

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

                                     10-18

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


GENERAL
-------

Smithfield Foods, Inc. (the "Company") is comprised of a Meat Processing Group ("MPG") and a Hog Production Group ("HPG"). The MPG consists of six wholly-owned domestic pork processing subsidiaries and four international pork processing entities. The HPG consists primarily of three hog production operations located in the United States.


RESULTS OF OPERATIONS
---------------------

Several acquisitions affect the comparability of the results of operations for the 13 week and 39 week periods ended January 30, 2000 and January 31, 1999, including the following:

         Effective January 5, 2000 the Company completed the acquisition of Murphy Farms, Inc. ("MFI") and its affiliated companies for 11.1 million shares of the Company's common stock (subject to post-closing adjustments) and the assumption of approximately $203.0 million in debt, plus other liabilities. MFI had sales of $492.0 million in fiscal year ended October 1998. A significant portion of these sales were to the MPG.

         In May 1999, the Company completed the acquisition of Carroll's Foods, Inc. ("CFI") and its affiliated companies and partnership interests for 4.3 million shares of the Company's common stock and the assumption of approximately $231.0 million in debt, plus other liabilities. CFI had sales of $348.0 million in calendar year 1998. A significant portion of these sales were to the MPG.

         On August 12, 1999, the Company acquired the capital stock of Societe Financiere de Gestion et de Participation S.A. ("SFGP") a private-label processed meats manufacturer in France. SFGP had sales of approximately $100.0 million in calendar year 1998.

         In April 1999, the Company acquired, in a tender offer, 67% of the total equity and 51% of the voting control of Animex S.A. ("Animex"). During the 39 week period ended January 30, 2000, the Company increased its ownership in Animex to 85% of total equity. Animex had calendar year 1998 sales of approximately $400.0 million.

         Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the results of operations from the dates of acquisition.

CONSOLIDATED

13 WEEKS ENDED JANUARY 30, 2000 -
13 WEEKS ENDED JANUARY 31, 1999

Sales in the third quarter of fiscal 2000 increased $341.4 million, or 33.0%, from the comparable period in fiscal 1999. The increase in sales was primarily attributable to the inclusion of sales of acquired businesses and increases in both processed meats volume and unit sales prices of meat products in the base business. See the following sections for comments on sales changes by business segment.

         Gross profit in the current quarter decreased $25.0 million, or 12.4%, on sharply higher raw material costs in the MPG. In the comparable period in the prior year, the MPG experienced exceptionally high margins as live hog prices were at a record low. The significantly higher costs in the MPG in the current quarter were partially offset by higher unit selling prices in the MPG and increased margins in the HPG. In addition, margins were adversely affected by the aftereffects of the flooding experienced by the Company's hog farms and meat processing facilities in North Carolina.

                                     11-18

         Selling, general and administrative expenses increased $10.4 million, or 11.8%, primarily due to the inclusion of expenses of acquired businesses.

         Depreciation expense increased $10.7 million, or 60.3%, in the third quarter of fiscal 2000 from the comparable period in fiscal 1999, primarily related to the inclusion of the depreciation expense of acquired businesses and higher depreciation expense in the base business related to higher capital spending in the MPG.

         Interest expense increased $9.8 million, or 93.0%, in the third quarter of fiscal 2000 from the comparable period in fiscal 1999, reflecting the inclusion of the interest expense of the acquired businesses, increases in interest rates and the cost of borrowings to finance acquisitions.

         The effective income tax rate for the third quarter of fiscal 2000 increased slightly to 35.8% compared to 35.2% in the corresponding period of fiscal 1999, primarily related to the inclusion of foreign results at higher tax rates.

         Reflecting the factors previously discussed, net income decreased to $17.5 million, or $.36 per diluted share, in the third quarter of fiscal 2000, down from $55.0 million, or $1.31 per diluted share, in the third quarter of fiscal 1999.

39 WEEKS ENDED JANUARY 30, 2000 -
39 WEEKS ENDED JANUARY 31, 1999

Sales in the first nine months of fiscal 2000 increased $973.8 million, or 35.1%, from the comparable period in fiscal 1999. The increase in sales was primarily attributable to the inclusion of sales of acquired businesses and increases in both processed meats volume and unit sales prices of meat products in the base business. See the following sections for comments on sales changes by business segment.

         Gross profit in the first nine months of fiscal 2000 increased $107.8 million, or 27.8%, primarily on the inclusion of acquired businesses. Excluding acquisitions, gross profit in the base business declined as a result of sharply higher live hog prices especially in the third quarter. In the HPG, margins improved as a result of acquisitions in the current year and increases in live hog prices. The HPG's current year's results were also favorably impacted by commodity hedging gains.

         Selling, general and administrative expenses increased $77.8 million, or 36.6%, primarily related to the inclusion of acquired businesses. In the base business, costs increased on efforts to market branded fresh pork and processed meats and expenses associated with the Year 2000.

         Depreciation expense increased $34.4 million, or 77.0%, in the first nine months of fiscal 2000 from the comparable period in fiscal 1999, primarily related to the inclusion of acquired businesses.

         Interest expense increased $20.5 million, or 65.7%, in the first nine months of fiscal 2000 from the comparable period in fiscal 1999, reflecting the inclusion of the interest expense of the acquired businesses and the cost of borrowings to finance acquisitions.

         The effective income tax rate for the first nine months of fiscal 2000 increased to 35.4% compared to 34.2% in the corresponding period of fiscal 1999, primarily on the inclusion of foreign results at higher tax rates.

         Reflecting the factors previously discussed, net income decreased to $46.6 million, or $.98 per diluted share, in the first nine months of fiscal 2000, down from $68.1 million, or $1.69 per diluted share, in the first nine months of fiscal 1999.

                                     12-18

MEAT PROCESSING GROUP

13 WEEKS ENDED JANUARY 30, 2000 -
13 WEEKS ENDED JANUARY 31, 1999

MPG sales in the third quarter of fiscal 2000 increased $304.1 million, or 29.6%, from the comparable period in fiscal 1999 due primarily to incremental processed meats volume and the inclusion of acquired businesses. In addition, unit-selling prices increased 20.0% due to higher live hog prices and a greater proportion of value-added processed meats in the sales mix. Excluding acquired businesses, processed meats volume increased 2.3% offset by a 9.8% decline in fresh meats volume. Fresh meats volume decreased as the Company reduced slaughter levels due to lower margins in fresh pork.

         Operating profit in the MPG decreased to $41.5 million from $128.7 million in the prior year. The MPG experienced lower margins on sales of both fresh and processed meats due to a 73.8% increase in live hog prices. In the current quarter, higher raw material costs, compared to record lows in the prior year, were only partially offset by higher unit-selling prices. Operating profit in the current quarter continued to be impacted by the aftereffects from the severe flooding experienced by the Company's meat processing facilities in North Carolina which reduced the Company's supply of hams for the holiday season. With the exception of Animex, which continues to incur operating losses, international acquisitions made positive contributions in the quarter.

39 WEEKS ENDED JANUARY 30, 2000 -
39 WEEKS ENDED JANUARY 31, 1999

MPG sales in the first nine months of fiscal 2000 increased $916.1 million, or 33.4%, due primarily to incremental processed meats volumes on the inclusion of acquired businesses. Processed and fresh meats volume increased 43.2% and 4.3%, respectively. In addition, unit-selling prices increased 10.6% due to higher live hog costs and a greater proportion of value-added processed meats in the sales mix. Excluding acquired businesses, processed meats volume increased 6.0% and fresh meats volume declined 7.7%. Fresh meats volume decreased as the Company reduced slaughter levels due to lower margins in fresh pork.

         Operating profit in the MPG decreased to $100.7 million in the first nine months of fiscal 2000 from $188.3 million on an 18.4% increase in live hog costs. In addition, increased spending in the base business on the market expansion of fresh and processed meats brands, the implementation of food safety programs at Company facilities and increased spending on information systems related to Year 2000 projects contributed to lower operating profit.


HOG PRODUCTION GROUP

13 WEEKS ENDED JANUARY 30, 2000 -
13 WEEKS ENDED JANUARY 31, 1999

A significant portion of the sales in the HPG are to the MPG and, therefore, are eliminated in the Company's consolidated condensed statements of income. HPG sales in the third quarter of fiscal 2000 increased sharply compared to the same period in fiscal 1999 as a result of the inclusion of the sales of CFI and MFI and an increase in live hog prices. With the acquisition of CFI and MFI, hogs sold in the current quarter of fiscal 2000 increased to 2.0 million from 0.6 million in the comparable period in fiscal 1999.

         Operating profit in the HPG improved to $13.0 million in the third quarter of fiscal 2000 compared to a loss of $24.7 million in the comparable period in fiscal 1999 as a result of the inclusion of CFI and MFI, an increase in live hog prices and lower feed costs. The increase was partially offset by the aftereffects of severe flooding experienced by the Company's hog farms in North Carolina last fall which affected the number of market hogs sold in the quarter. Additionally, the current quarter's operating profit was favorably impacted by certain litigation settlements.

                                     13-18

39 WEEKS ENDED JANUARY 30, 2000 -
39 WEEKS ENDED JANUARY 31, 1999

For the first nine months of fiscal 2000, HPG sales increased sharply compared to the period in fiscal 1999 as a result of the inclusion of the sales of CFI and MFI and an increase in live hog prices. With the acquisition of CFI and MFI, hogs sold in the nine months of fiscal 2000 increased to 5.7 million from 1.6 million in the comparable period in fiscal 1999.

         Operating profit in the HPG improved to $42.8 million compared to a loss of $36.7 million in the comparable period of fiscal 1999 as a result of the inclusion of CFI and MFI, an increase in live hog prices coupled with lower feed costs, and the impact of gains recognized on favorable commodity hedging contracts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operations totaled $120.5 million for the thirty-nine weeks ended January 30, 2000 compared to $105.9 million in the comparable period in fiscal 1999. Increases in non-cash charges were partially offset by decreases in net income. Non-cash charges increased to $86.2 million from $48.8 million due primarily to the incremental depreciation and amortization of acquired businesses.

     Cash used in investing activities declined to $150.4 million in the current year from $172.1 million from the comparable period in fiscal 1999 as a result of a substantial decrease in acquisitions paid using cash during the first nine months of the prior year. Capital expenditures totaled $75.9 million in the first nine months of fiscal 2000 related to processed meats expansion and improvement projects, additional hog production facilities at Circle Four and replacement systems associated with the Year 2000. In addition, during the first nine months of fiscal 2000, the Company made investments in Agroindustrial del Noroeste, a Mexican meat processing and hog production joint venture, and other long term investments. These capital expenditures and investments were funded with cash provided by operations and borrowings under the Company's long-term revolving credit facility. As of January 30, 2000, the Company had definitive commitments of $43.7 million for capital expenditures primarily to increase its value-added fresh pork capacity at several of its processing plants and for additional hog production facilities at Circle Four. These expenditures are expected to be funded with cash provided by operations.

     Financing activities provided $68.8 million in the first nine months of fiscal 2000 as additional borrowings on revolving credit facilities were used primarily for the repayment of notes payable and the repurchase of approximately
2.8 million shares of the Company's common stock. The Company has been authorized to repurchase a total of 4.0 million shares. As of March 10, the Company has 1.2 million shares available to repurchase under this authorization. During the first nine months of fiscal 2000, the Company refinanced a substantial portion of the debt assumed in connection with the CFI and MFI acquisitions. Financing activities included the placement of $225.0 million 10-year senior secured notes and an increase in the existing revolving credit facility borrowing capacity from $300.0 million to $650.0 million. The $225.0 million in senior secured notes includes, $75.0 million is variable rate debt, $100.0 million of notes at 7.89% and $50.0 million of notes at 8.44%. As of January 30, 2000, the Company has unused availability of $268.2 million under the long-term credit facility.

YEAR 2000
---------

The Company completed its Year 2000 project as scheduled. As of January 30, 2000, the Company's production, computing and communication infrastructure systems have operated without any significant Year 2000 related problems and appear to be Year 2000 compliant. The Company is not aware that any major customers or third-party suppliers have experienced any significant Year 2000 related problems. The Company believes all critical systems are Year 2000 compliant. However, there is no guarantee that the Company has discovered all possible Year 2000 failure points including non-compliant third parties whose systems and operation impact the Company and other uncertainties. Total costs incurred since the inception of the project to ready the Company for the Year 2000 is $35.8 million of which $20.3 million was capitalized in accordance with generally accepted accounting principles.

                                     14-18

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

                                     15-18

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      Special Meeting of Shareholders held December 21, 1999.

(b)      Not applicable

(c) There were 43,922,266 shares of the Company's Common Stock and one Series B Special Voting Preferred Share outstanding as of November 15, 1999, the record date for the Special Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote; the Series B Special Voting Preferred Share entitled the holder to 1,016,679 votes; the total number of votes that shareholders could cast at the Special Meeting of Shareholders was therefore 44,938,945. A total of 32,273,883 votes (or 71.8% of the total) were cast.

         At the Special Meeting of Shareholders, a proposal to approve the issuance of 10,652,070 shares of Common Stock (plus or minus shares to be issued by or returned to the Company in connection with post-closing adjustments or indemnification obligations provided for in the acquisition agreement) in connection with the acquisition of Murphy Family Farms Companies, (as defined and more fully described in the proxy statement for the Special Meeting of Shareholders) was approved by the shareholders with the following vote:

                                                          Votes           Broker
            Votes For         Votes Against            Withheld        Non-Votes
            ----------        -------------            --------        ---------
            31,998,929              205,192              69,762                0

    (d)  Not applicable

                                     16-18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits


         Exhibit 27                         -     Financial Data Schedule

B.       Reports on Form 8-K.

         1. A Current Report on Form 8-K for November 22, 1999, was filed with the Securities and Exchange Commission on December 6, 1999 to report, under Item 5, that the Company had entered into a definitive agreement to acquire all of the capital stock of Murphy Farms, Inc. and its affiliated companies.

                                     17-18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  SMITHFIELD FOODS, INC.


  /s/ C. LARRY POPE
--------------------------------------------
  C. Larry Pope
  Vice President and Chief Financial Officer




  /s/ DANIEL G. STEVENS
--------------------------------------------
  Daniel G. Stevens
  Corporate Controller



  Date: March 14, 2000

                                      18-18