Form 10-K405
period 2000-04-30
SMITHFIELD FOODS INC
filed 2000-07-28
CIK 91388

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            _______________________
                                   FORM 10-K
                            _______________________
(Mark One)

     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended April 30, 2000

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____  to ______

                        Commission file number:  0-2258
                            SMITHFIELD FOODS, INC.
            (Exact name of registrant as specified in its charter)

          Virginia                                              52-0845861
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

        200 Commerce Street                                      23430
        Smithfield, Virginia                                  (Zip Code)
(Address of principal executive offices)

                                (757) 365-3000
             (Registrant's telephone number, including area code)

                          __________________________

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of each exchange on which registered

Common Stock, $.50 par value per share      New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

     The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates as of July 12, 2000 was approximately $1,123,815,666. This figure was calculated by multiplying (i) the $27.19 last sales price of Registrant's Common Stock as reported on the New York Stock Exchange on July 12, 2000 by (ii) the number of shares of Registrant's Common Stock not held by any officer or director of the Registrant or any person known to the Registrant to own more than five percent of the outstanding Common Stock of the Registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the Registrant is in fact an affiliate of the Registrant.

     At July 12, 2000, 54,731,570 shares of the Registrant's Common Stock were outstanding (including for this purpose 691,636 Exchangeable Shares issued by the Registrant's subsidiary Smithfield Canada Limited).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference is Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 29, 2000.

                               TABLE OF CONTENTS

Item
Number                                                                                            Page

                                    Part I
ITEM 1.   BUSINESS..............................................................................   1

 General........................................................................................   1
 Business Strategy..............................................................................   2
 Historical Expansion and Acquisitions..........................................................   2
 Meat Processing Group..........................................................................   3
 Hog Production Group...........................................................................   7
 Environmental Stewardship......................................................................   8
 Regulation.....................................................................................   8
 Employees......................................................................................   9

ITEM 2.   PROPERTIES............................................................................  10

ITEM 3.   LEGAL PROCEEDINGS.....................................................................  10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................  11

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.....................................................  11

                                    Part II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................  12

ITEM 6.   SELECTED FINANCIAL DATA...............................................................  12

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  12

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................  20

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................  20

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..  20

                                   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.......................................  21

ITEM 11.  EXECUTIVE COMPENSATION................................................................  21

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................  21

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................  21

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................  21

SIGNATURES......................................................................................  26

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE..................................  27

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

Meat Processing Group

     The Meat Processing Group produces domestically and internationally a wide variety of fresh pork and processed meat products and markets them nationwide and to over 25 foreign markets, including Canada, Poland, France, Japan and Mexico. The Meat Processing Group consists primarily of six domestic processing subsidiaries and four international pork processing entities. All these subsidiaries are wholly-owned except as indicated below. Collectively, these subsidiaries currently operate 48 slaughtering and further processing plants.

                             Meat Processing Group


Subsidiary                                                      Headquarters               Fiscal 2000 Sales
----------                                                      ------------               -----------------
John Morrell & Co.                                     Cincinnati, Ohio                 $1.5 billion
The Smithfield Packing Company, Incorporated           Smithfield, Virginia             $1.5 billion
Schneider Corporation (63%-owned)                      Kitchener, Ontario, Canada       $640 million
Gwaltney of Smithfield, Ltd.                           Smithfield, Virginia             $540 million
Animex (85%-owned)                                     Warsaw, Poland                   $345 million
Lykes Meat Group, Inc.                                 Plant City, Florida              $183 million
Patrick Cudahy Incorporated                            Cudahy, Wisconsin                $179 million
Societe Bretonne de Salaisons                          Lampaul Guimiliau, France        $87 million
North Side Foods Corp.                                 Arnold, Pennsylvania             $71 million
Societe Financiere de Gestion et de Participation      Quimper and Lyon, France         $70 million*

_____________________
*Estimated annualized sales

Hog Production Group

     To complement its processing operations, the Company has vertically integrated into hog production through its Hog Production Group, which currently provides the Meat Processing Group with approximately 50% of its live hog requirements. The Hog Production Group operates numerous production facilities through three wholly-owned subsidiaries headquartered in North Carolina as indicated below.

                              Hog Production Group



                                                                                         Annualized Market Hog
Subsidiary                          Principal Locations               Number of Sows           Production
----------                          -------------------               --------------           ----------
Carroll's Foods, Inc.         North Carolina and Virginia                 180,000             2.9 million
Brown's of Carolina,          North Carolina, Utah, Colorado and          170,000             2.7 million
Inc.*                         South Carolina
Murphy Farms, Inc.            North Carolina, Missouri, Oklahoma,         345,000             6.0 million
                              Illinois, South Dakota and Texas

* Numbers include 100% of the sows and market hogs produced by Circle Four Farms, LLC, a wholly-owned subsidiary of Smithfield Foods.

================================================================================

     The discussion below of the Company's business first summarizes the Company's strategic initiatives and its historical expansion through a combination of internal growth and acquisitions. We will next discuss the Meat Processing Group's United States processing operations and international processing operations, then the Hog Production Group.

Business Strategy

     The Company's business is based around four strategic initiatives:

     . vertical integration into hog production through Company-owned hog production operations and long-term partnerships and alliances with other large and efficient hog producers;

     . use of genetics which produce hogs that are among the leanest commercially available to enable the Company to market highly differentiated pork products;

     . continued growth through opportunistic strategic acquisitions, both domestically and internationally; and

     . balancing fresh pork and processed meats to maximize the value from all fresh pork cuts.

Historical Expansion and Acquisitions

     Since 1975, when current management assumed control, Smithfield Foods has expanded both its production capacity and its markets through a combination of strong internal growth and the acquisition of regional and multi-regional companies with well-recognized brand identities. Beginning in fiscal 1999, the Company also expanded its operations internationally through acquisitions in France, Canada and Poland. In fiscal 2000, the Company made another acquisition in France and entered into a joint venture in Mexico.

United States Meat Processing Acquisitions

     In fiscal 1982, the Company acquired Gwaltney, then Smithfield Packing's principal Mid-Atlantic competitor. This acquisition doubled the Company's sale and slaughter capacity and added several popular lines of branded products along with a highly efficient hot dog and luncheon meats production facility. The proximity of Gwaltney to Smithfield Packing allowed for synergies and cost savings in manufacturing, purchasing, engineering and transportation. This combination set the stage for a series of acquisitions of smaller regional processors with widely recognized brands, including Patrick Cudahy, Esskay, Mash's and Valleydale.

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

     In November 1996, the Company acquired the assets and businesses of Lykes. Lykes is a pork processor with primary markets in the South and Southeast. Lykes produces branded processed meats, including bacon, hot dogs and breakfast and dinner sausages under the Lykes and Sunnyland brands.

     In October 1998, the Company acquired all of the assets and business of North Side, a major domestic supplier of precooked sausage to McDonald's Corporation.

International Meat Processing Acquisitions

     In September 1998, the Company acquired all of the capital stock of Societe Bretonne de Salaisons, one of the largest private label manufacturers of ham, pork shoulder and bacon products in France.

     In November 1998, the Company acquired a 63% stake in Schneider Corporation of Canada. The Schneiders brand is the number one Canadian brand in hot dogs, luncheon meats and premium hams.

     Between September 1998 and June 1999, the Company acquired an 85% stake in Animex, the largest meat and poultry processing company in Poland. Animex produces a very broad line of fresh and processed meats and poultry.

     In August 1999, the Company acquired the capital stock of Societe Financiere de Gestion et de Participation, a private label processed meats manufacturer in France.

     In September 1999, the Company acquired a 50% stake in Agroindustrial del Noroeste, a Mexican meat processing and hog production venture.

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

     In January 2000, the Company acquired Murphy Family Farms and certain related companies and assets, including approximately 345,000 sows. Murphy Farms was a longtime hog production partner of the Company.

Meat Processing Group

     This discussion of the Meat Processing Group first provides an overview of the Group's proportionate revenues from fresh pork, processed meats and other items. Next, the discussion describes the Meat Processing Group's United States processing operations and then its international processing operations.

Revenues by Source

     The following table shows for the fiscal periods indicated the percentages of Meat Processing Group revenues derived from fresh pork, processed meats and other products. The meat industry is generally characterized by narrow margins; however, profit margins on processed meats are greater than profit margins on fresh pork and on other products.

                                 2000     1999       1998      1997       1996
                                 ----     ----       ----      ----       ----
Processed Meats                   50%      46%        40%       37%        37%
Fresh Pork                        44%      49%        56%       59%        59%
Other Products                     6%       5%         4%        4%         4%
                                ----     ----       ----      ----       ----
                                 100%     100%       100%      100%       100%
                                ====     ====       ====      ====       ====

The increase for processed meats since fiscal 1997 reflect s the Company's acquisitions of processing operations and, prior to fiscal 2000, the impact of lower fresh pork prices.

United States Processing Operations

     Fresh Pork Products. The Company is the largest fresh pork processor in the world, producing in fiscal 2000 approximately 2.8 billion pounds of which
2.4 billion pounds were produced in the United States. The Meat Processing Group's domestic operations slaughter hogs at five plants (three in the Southeast and two in the

Midwest), with a current aggregate slaughter capacity of 78,300 hogs per day. A substantial portion of the Meat Processing Group's fresh pork is sold to retail customers as unprocessed, trimmed cuts such as loins (including roasts and chops), butts, picnics and ribs. The Meat Processing Group also sells hams, bellies and trimmings to other further processors. The Meat Processing Group is putting greater emphasis on the sale of value-added, higher margin fresh pork products, such as boneless loins, hams, butts and picnics. In addition, the Company's Hog Production Group provides the Meat Processing Group with raw material of much higher quality than that generally available through open market purchases.

     The Company is marketing on a national basis an extensive product line of NPD fresh pork cuts (including boneless loins, shoulder cuts, chops, ribs and processed and cubed pork) under the Smithfield Lean Generation Pork brand to selected retail chains and institutional foodservice customers. Several of the subsidiaries have also developed a case-ready pork program designed to supply supermarket chains with pre-packaged, weighed, labeled and pre-priced fresh pork ready for immediate sale to the consumer. Management believes that these initiatives, over time, will result in greater brand identification and higher margins for the Company's fresh pork products. In fiscal 2000, case-ready volumes reached 23 million pounds which is up 139% from fiscal 1999. Management expects case-ready volumes to reach 75 million pounds in fiscal 2001. The Company has prepared to increase case-ready volumes by opening four new case-ready facilities in fiscal 2000, one located in the North, two in the South and another in the Midwest. For more on NPD pork, see "Business--Hog Production Group" below.

     Processed Meats Products. The Company manufactures a wide variety of processed meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats and specialty products such as pepperoni and dry salami. In fiscal 2000, the Company's U.S. operations produced 1.6 billion pounds of processed meat products. The Company markets its domestic processed meat products under labels that include Smithfield Premium, Gwaltney, Patrick Cudahy and John Morrell, as well as Dinner Bell, Ember Farms, Esskay, Great, Kretschmar, Lykes, Patrick's Pride, Rath and Valleydale. The Company also sells a substantial quantity of processed meats as private label products. The Company believes it is one of the largest producers of smoked hams and picnics in the United States.

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

     Raw Materials. The Meat Processing Group's primary raw material is live hogs. Historically, hog prices have been subject to substantial fluctuations. In addition, hog prices tend to rise seasonally as hog supplies decrease during the hot summer months and tend to decline as supplies increase during the fall. This is due to lower farrowing performance during the winter months and slower animal growth rates during the hot summer months. Hog supplies, and consequently prices, are also affected by factors such as corn and soybean meal prices, weather and farmers' access to capital.

     The Meat Processing Group purchases approximately 50% of its live hog requirements from the Hog Production Group. In addition, the Company has established multi-year agreements with Maxwell Foods, Inc. and Prestage Farms, Inc. which provide the Company with a stable supply of high-quality hogs at market-indexed prices. These producers supply approximately 14% of the hogs currently processed by the Company.

     The Meat Processing Group also purchases hogs on a daily basis at Southeastern and Midwestern slaughter plants, at Company-owned buying stations in three Southeastern and five Midwestern states and from certain Canadian sources. The Company also purchases fresh pork from other meat processors to supplement its processing requirements. Additional purchases include raw beef, poultry and other meat products to add to the Company's sausage, hot dogs and luncheon meats. Such meat products and other materials and supplies, including seasonings, smoking and curing agents, sausage casings and packaging materials are readily available from numerous sources at competitive prices.

     Customers and Marketing. The Meat Processing Group has significant market presence nationwide, and strong market positions in the Mid-Atlantic, Southeast, South and Midwest. The Company's fundamental marketing strategy is to sell large quantities of value-priced processed meat products as well as fresh pork to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers) and export markets. Management believes that this marketing approach reaches the largest number of value-conscious consumers without requiring large advertising and promotional campaigns. The Company uses both in-house salespersons as well as independent commission brokers to sell its products. In fiscal 2000, the Company sold its products to more than 3,500 customers, none of whom accounted for as much as 10% of the Company's revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment, and therefore, do not enter into formal long-term contracts. Management believes that its registered trademarks have been important to the success of its branded fresh pork processed meats products. In a number of markets, the Company's brands are among the leaders in selected product categories.

     The Meat Processing Group in recent years has emphasized growth in export sales. In fiscal 2000, export sales comprised approximately 5% of the Company's total sales. The Company provides Japanese markets with a line of unique, branded fresh pork products, as well as other chilled and frozen unbranded fresh pork products. In connection with export sales to Japan, the Company maintains a distributorship arrangement with Sumitomo Corporation of America. The Company also had export sales to Mexico and to more than two dozen other foreign countries in fiscal 2000. The Company expects continued growth in its export
sales for the foreseeable future.   Export sales are subject to factors beyond
the Company's control, such as tariffs, exchange rate fluctuations and changes in governmental policies. The Company conducts all of its export sales in U.S. dollars and therefore bears no currency exchange risk.

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

     The Company uses recognized price risk management and hedging techniques to enhance sales and to reduce the effect of adverse price changes on the Company's profitability. The Company's price risk management and hedging activities currently are utilized in the areas of forward sales, hog production margin management, procurement of raw materials (ham and bacon) for seasonal demand peaks, inventory hedging, hog contracting and truck fleet fuel purchases. For further information see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management."

     In April 2000, the Company announced a plan to form a joint venture with IBP, inc., Cargill, Incorporated and its red meat business Excel, Tyson Foods, Inc., GoldKist, Inc. and Farmland Industries Inc.'s red meat business (Farmland National Beef and Farmland Foods) to establish an online business-to-business marketplace for meat and poultry products and related services and information. The marketplace will be a neutral web-based exchange providing a single, convenient place for buyers and sellers of meat and poultry products to connect with one another. The exchange is expected to promote efficiencies in the market by facilitating faster and more direct product comparison and price negotiation, reducing paperwork and other duplicative work.

     Trademarks. The Company owns and uses numerous marks. These marks are registered trademarks of the Company or are otherwise subject to protection under applicable intellectual property laws. The Company considers these marks and the accompanying goodwill and customer recognition valuable and material to its business.

     Distribution. The Meat Processing Group uses a private fleet of leased tractors and trailers and independent common carriers to distribute both fresh pork and processed meats to its customers, as well as to move raw material between plants for further processing. The Company coordinates deliveries and uses backhauling to reduce overall transportation costs. The Company distributes its products directly from certain of its plants and from leased distribution centers in California, Connecticut, Indiana, Kansas, Missouri, North Carolina and Texas. The Company also operates distribution centers adjacent to its plants in Bladen County, North Carolina, and Sioux Falls, South Dakota.

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

International Processing Operations

     In fiscal 1999, the Meat Processing Group made its first international acquisitions by acquiring operations in Canada, Poland and France. In fiscal 2000, the Company made another acquisition in France and entered into a joint venture in Mexico. Such acquisitions reflect the Company's heightened emphasis on expansion into international markets.

     Schneider. In November 1998, Smithfield Foods acquired a 63% stake in Schneider Corporation of Canada. Schneider, based in Kitchener, Ontario, is one of Canada's largest producers of premium quality food products, with brands including Schneiders and Fleetwood. Schneider has annual production volume of approximately 475 million pounds and manages its various subsidiaries and joint ventures through two operating groups, consumer foods and agribusiness. The consumer foods group, comprised of the processed meat and grocery operations, produces more than 1,000 products, including hams, sausage, wieners, bacon, luncheon meats, specialty meats and savory bakery products for sale through traditional grocery stores, delicatessens and foodservice establishments. Schneider has consumer foods operations in Kitchener, Ayr, St. Mary's, Guelph, Port Perry and Mississauga, Ontario; Winnipeg, Manitoba; Surry, British Columbia; and St.-Anselme, Quebec. In addition, Schneider participates in the consumer foods sector through joint ventures with the Prince Group of Drummondville, Quebec; Cappola Food of Toronto, Ontario; National Meats of Toronto; and Luigino's of Duluth, Minnesota. The agribusiness group, comprised of the fresh pork and live poultry operations, focuses on identifying and meeting the needs of retail, foodservice and export customers. Its plants in Winnipeg produce fresh pork products for sale in Canada, the United States, Japan and other international markets. Schneider markets its products in the poultry sector under the Schneiders brand and private labels to retail and foodservice customers. In March 1999, Schneider acquired a 32% stake in Mitchell's Gourmet Foods, a Western Canadian pork processor which will grow to a majority stake in fiscal 2001 as a result of additional capital contributions.

     Animex. Between September 1998 and June 1999, Smithfield Foods acquired an 85% stake in Animex, the largest meat and poultry processing company in Poland. Animex produces a very broad line of fresh and processed meats and poultry products, with approximately 400 million pounds of annual volume. Animex's brands include Krakus and Pek. Animex has 10 plants, six for red meat and four for poultry, located across Poland. Three of such plants are being closed. The Company plans to expand Animex's network of distributions centers to include several additional areas in Poland.

     Societe Bretonne de Salaisons. In September 1998, the Company acquired Societe Bretonne de Salaisons, one of the largest private label manufacturers of ham, pork shoulder and bacon products in France. SBS has annual production volume of approximately 70 million pounds.

     Societe Financiere de Gestion et de Participation. In August 1999, the Company acquired the capital stock of Societe Financiere de Gestion et de Participation, a private label processed meats manufacturer in France. SFGP has annual production volume of approximately 60 million pounds.

     Agroindustrial del Noroeste. In September 1999, the Company and two Mexican partners formed a joint venture, Agroindustrial del Noroeste. The Company has a 50% interest in this joint venture, which for the 1999 calendar year had approximately $100 million in sales.

Hog Production Group

General

     As a complement to the Company's hog processing operations, the Company has vertically integrated into highly efficient hog production through Brown's, Carroll's Foods and Murphy Farms, which operate numerous hog production facilities with approximately 695,000 sows producing about 11.6 million market hogs annually. The Company obtains approximately 50% of the live hogs it currently processes from the Hog Production Group. Including adjusting for sales to unrelated parties, the Company believes it is 60% vertically integrated. The profitability of hog production is directly related to the market price of live hogs and the cost of corn and soybean meal. The Hog Production Group generates higher profits when hog prices are high and corn and soybean meal prices are low, and lower profits (or losses) when hog prices are low and corn and soybean meal prices are high. Management believes that the Hog Production Group furthers the Company's strategic initiative of vertical integration and reduces the Company's exposure to fluctuations in profitability historically experienced by the pork processing industry.

     In May 1991, the Company acquired from National Pig Development Company ("NPD"), a British firm, the exclusive United States franchise rights for genetic lines of specialized breeding stock. The Hog Production Group makes extensive use of these genetic lines, with approximately 320,000 NPD breeding sows. In addition, the Company has sub-licensed some of these rights to certain of the Company's strategic hog production partners. All NPD hogs produced under these sub-licenses are supplied to the Company. The Company believes the hogs produced by these genetic lines are the leanest hogs commercially available and enable the Company to market highly differentiated pork products. Management believes that the leanness and increased meat yields of these hogs will, over time, improve the Company's profitability with respect to both fresh pork and processed meat. In fiscal 2000, the Company processed 3.7 million NPD hogs.

Hog Production Operations

     The Hog Production Group is the world's largest hog producer. The Group uses advanced management techniques to produce premium quality hogs on a large scale as a low cost producer. The Company develops breeding stock, optimizes diets for its hogs at each stage of the growth process, processes feed for its hogs and designs and builds hog confinement facilities. The Company believes its economies of scale and production methods, together with its use of the advanced NPD genetics in approximately 47% of its breeding sows, make it a uniquely integrated low cost producer.

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

     The Hog Production Group also utilizes independent farmers and their facilities to raise hogs produced from the Group's breeding stock. Under multi-year contracts, the farmer provides the initial facility investment, labor and front line management in exchange for a service fee. This contract farming is utilized primarily in the nursery and finishing stages where animal growth, feed and survival rates are most critical and are easily adapted to an incentive-based contract payment. Currently, approximately 76% of the Hog Production Group's market hogs come from contract farms.

     As of July 2000, the Hog Production Group operated farm sites in North Carolina, Virginia, Utah, South Carolina and Colorado. Except for some start-up activity in Utah and Colorado, the Hog Production Group's farm sites are mature operations with static production volume.

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

     Hog production facilities generate significant quantities of manure, which must be managed properly to protect public health and the environment. Currently, the best available technology for the management of swine manure is the lagoon and sprayfield system. This system utilizes earthen lagoons to treat the waste before it is applied to agricultural fields by spray application. The nitrogen and phosphorus in the treated manure serves as a crop fertilizer.
These systems require permits under state, and in some instances federal, law. The permits impose standards and conditions on the design and operation of these systems to ensure that they protect public health and the environment.

     The Hog Production Group follows a number of other protocols to minimize impact to the environment, including: ongoing employee training regarding environmental controls; walk-around inspections at all sites by trained personnel; a formal emergency response plan that is regularly updated; and a collaboration with manufacturers regarding testing and developing new equipment.

Environmental Stewardship

     During the past year, the Company undertook several significant initiatives in furtherance of its continued commitment to responsible environmental stewardship throughout the Company and each operating subsidiary, with an emphasis on the operations of its pork production subsidiaries in the state of North Carolina, particularly areas devastated by recent hurricanes. One such initiative is identification of those farms owned by, or under contract to, operating subsidiaries with buildings or lagoons located in the flood plain and implementation of measures to protect water quality should these structures experience flooding in the future. This initiative is well underway and should be completed by the fall of 2000. Longer term, the Company is working with its operating subsidiaries to develop and implement an Environmental Management System ("EMS"). The Company intends to expand the EMS program throughout its operating subsidiaries over the next three years, with initial focus on North Carolina pork production operations. Once it is fully implemented, the EMS will be a model program, not only in the pork production industry, but among agribusinesses nationally. The Company has also assumed a leadership role in the development of environmentally superior swine waste management technologies by committing up to $15 million toward an intensive technology development program. An initiative by the Company and its North Carolina pork production subsidiaries to identify and preserve large areas of wetlands and natural areas in eastern North Carolina is also in furtherance of the Company's commitment to environmental stewardship. In this regard, the Company has recently committed up to $2 million a year for 25 years to the State of North Carolina to advance
this initiative.    These initiatives are proceeding under the direction and
oversight of the Company's Environmental Compliance Committee, which was established by the Board of Directors in January 2000. Members of the Committee include the Company's General Counsel, Vice President Engineering, and the presidents of the pork production subsidiaries.

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

     EPA Suit

     In United States of America v. Smithfield Foods, Inc. et al., the United States District Court for the Eastern District of Virginia imposed a $12.6 million civil penalty on the Company and its Smithfield Packing and Gwaltney subsidiaries for Clean Water Act violations at the Company's Smithfield, Virginia processing plants. The Company recorded a nonrecurring charge of $12.6 million during fiscal 1998 with respect to this penalty. In September 1999, the United States Court of Appeals for the Fourth Circuit affirmed the District Court's determination of liability but remanded the penalty determination to the District Court with instructions to recalculate the civil penalty solely to correct a 4% error made by the government's expert. In May 2000, the Company filed a certiorari petition seeking review of the Fourth Circuit's ruling by the United States Supreme Court. There can be no assurance as to the outcome of such petition or any subsequent proceedings regarding this matter.

     Suit by the Commonwealth of Virginia

     In 1998, the Commonwealth of Virginia filed a civil suit against the Company in the Circuit Court of the County of Isle of Wight, Virginia under Virginia's water pollution control laws. Virginia alleges that 22,517 wastewater discharge permit violations occurred at the Company's Smithfield, Virginia processing plants between 1986 and 1997. Most of these alleged violations were also presented in the federal EPA suit described above. In October 1999, the Circuit Court dismissed the Commonwealth's case against the Company, ruling under the doctrine of res judicata that the subject matter of the case had already been finally adjudicated against the Company in the EPA suit. The Commonwealth has appealed the decision of the Circuit Court to the Supreme Court of Virginia. There can be no assurance as to the outcome of the Commonwealth's appeal or any subsequent proceedings regarding this matter.

     Riverkeeper Litigation

     In June 2000, Neuse River Foundation, Inc., Richard J. Dove, d/b/a The Neuse Riverkeeper, D. Boulton Baldridge, d/b/a The Cape Fear Riverkeeper, New River Foundation, Inc., Tom Mattison, d/b/a The New Riverkeeper, and The Water Keeper Alliance filed a lawsuit in the General Court of Justice, Superior Court Division, of the State of North Carolina against the Company, Carroll's Foods, Inc., Brown's of Carolina, Inc., Murphy Farms, Inc., Wendell H. Murphy, Sr., Wendell H. Murphy, Jr., and Joseph W. Luter, III. The lawsuit alleges, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste disposal lagoons in North Carolina. The lawsuit seeks numerous and costly remedies, including injunctive relief to end all use of hog waste disposal lagoons in North Carolina, unspecified but costly remediation efforts and other damages. The Company believes that none of the plaintiffs' claims has merit and furthermore that the plaintiffs lack standing to bring such a suit. The Company intends to defend this action vigorously.

Employees

     As of April 30, 2000, the Meat Processing Group had approximately 32,500 employees, approximately 15,500 of whom are covered by collective bargaining agreements expiring between September 30, 2000 and June 30, 2005, and the Hog Production Group had approximately 4,000 employees, none of whom are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

Item 2.  Properties

     The following table lists the Company's material plants and other physical properties. These properties are suitable for the Company's needs.

      Location                                          Operation
      --------                                          ---------
Smithfield Packing Plant*         Slaughtering and cutting hogs; manufacture of bacon
Smithfield, Virginia              products, smoked meats, and dry salt meats; production
                                  of hams and picnics

Smithfield Packing Plant*         Slaughtering and cutting hogs; production of boneless
Bladen County, North Carolina     hams and loins

Gwaltney Plant*                   Slaughtering and cutting hogs; production of boneless
Smithfield, Virginia              loins, bacon, sausage, bone-in and boneless cooked and
                                  smoked hams and picnics

John Morrell Plant*               Slaughtering and cutting hogs; production of boneless
Sioux Falls, South Dakota         loins, bacon, hot dogs, luncheon meats, smoked and
                                  canned hams, and packaged lard

Lykes Meat Group Plant*           Production of hot dogs, luncheon meats and sausage
Plant City, Florida               products

Patrick Cudahy Plant              Manufacture of bacon, dry sausage, boneless cooked
Cudahy, Wisconsin                 hams and refinery products

Schneider Plant                   Production of processed and prepared meats, including
Kitchener, Ontario, Canada        wieners, luncheon meats, hams and specialty and dry
                                  sausages

John Morrell Plant*               Slaughtering and cutting hogs; production of boneless
Sioux City, Iowa                  loins

=============================================================================================

* Pledged as collateral under various loan agreements.

     The Hog Production Group owns and leases numerous hog production facilities, primarily in North Carolina, Utah and Virginia, with additional hog production facilities in Colorado, South Carolina, Illinois, Texas and Oklahoma. A substantial number of these owned facilities are pledged under related loan agreements.

Item 3.  Legal Proceedings

     Smithfield Foods and certain of its subsidiaries are parties to several environmental litigation matters discussed under "Business ---Regulation" above. Apart from those matters, Smithfield Foods and its subsidiaries and affiliates are parties in various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these ordinary course matters will not have a material adverse effect on the Company's financial position or results of operations.

     In April 2000, the Company and its subsidiary Smithfield Packing were named as defendants, along with IBP, inc., in a civil action filed in the United States District Court for the Middle District of Georgia. The case was filed by four named plaintiffs on behalf of a putative nationwide class of hog producers who from 1994 to the present produced and sold finished hogs to defendants on a spot, auction or cash market basis. The plaintiffs contend that the defendants violated the Packers and Stockyards Act of 1921 (the "PSA") by reason of the defendants' engaging in various captive supply arrangements for the procurement of hogs for slaughter. The

Company believes that it has valid defenses to this action, that it has acted properly in its dealings with hog producers and that it has not violated the PSA or any other applicable law. The Company further believes that the action does not qualify for certification as a class action. Accordingly, the Company intends to defend this action vigorously, and the Company believes that its ultimate resolution will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 4A.  Executive Officers of the Company

     The following table sets forth the name and age, position with the Company and business experience during the past five years of each of the executive officers of the Company. The Board of Directors elects executive officers to hold office until the next annual meeting of the Board of Directors or until their successors are elected, or until their resignation or removal.



             Name and Age                     Position with the Company          Business Experience During Past Five Years
             ------------                     -------------------------          ------------------------------------------
Joseph W. Luter, III (61)                Chairman of the Board, President     Mr. Luter has served as Chairman of the Board and
                                         and Chief Executive Officer of the   Chief Executive Officer since 1975.  Prior to May
                                         Company                              1995, and since June, 2000, he has also served as
                                                                              President of the Company.

Lewis R. Little (56)                     President and Chief Operating        Mr. Little was elected President and Chief
                                         Officer of Smithfield Packing and    Operating Officer of the Company and Smithfield
                                         Lykes                                Packing in November 1996 and President and Chief
                                                                              Operating Officer of Lykes in June 1998.  Mr.
                                                                              Little served as Chief Operating Officer of the
                                                                              Company until June, 2000.  From May 1993 until
                                                                              November 1996, he was President and Chief Operating
                                                                              Officer of Gwaltney.

Joseph B. Sebring (53)                   President and Chief Operating        Mr. Sebring has served as President and Chief
                                         Officer of John Morrell              Operating Officer of John Morrell since May 1994.

C. Larry Pope (45)                       Vice President and Chief Financial   Mr. Pope served as Vice President, Finance of the
                                         Officer                              Company from July 1998 until September 1999.  He
                                                                              served as Vice President and Controller from August
                                                                              1995 to July 1998, and prior to that time as
                                                                              Controller.

Richard J. M. Poulson (61)               Vice President, General Counsel      Mr. Poulson joined the Company as Vice President
                                         and Senior Advisor to the Chairman   and Senior Advisor to the Chairman in July 1998.
                                                                              Between 1994 and 1998, he was a senior managing
                                                                              director of the Appian Group, a private merchant
                                                                              bank with offices in Washington, D.C. and Paris.
                                                                              Prior to 1994, Mr. Poulson was a senior corporate
                                                                              partner with the law firm Hogan & Hartson in
                                                                              Washington, D.C. and London.

                                    PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

Market Information

     The Common Stock of the Company has traded on The New York Stock Exchange under the symbol "SFD" since September 28, 1999. Prior to that the Common Stock traded on The Nasdaq National Market under the symbol "SFDS." The following table shows the high and low sales price of the Common Stock of the Company for each quarter of fiscal 2000 and 1999.

                                                                          Range of Sales Price
                                                                 ---------------------------------------
                                                                        High                 Low
                                                                 -------------------  ------------------
Fiscal year ended May 2, 1999
   First quarter                                                               31.00               22.62
   Second quarter                                                              27.00               14.69
   Third quarter                                                               36.12               19.62
   Fourth quarter                                                              30.00               20.00

Fiscal year ended April 30, 2000
   First quarter                                                               34.06               23.50
   Second quarter                                                              31.88               21.38
   Third quarter                                                               26.00               16.69
   Fourth quarter                                                              22.75               14.88


Holders

     As of July 12, 2000, there were 1,253 record holders of the Common Stock. In addition, there were on such date 244 record holders of the Exchangeable Shares issued by Smithfield Foods' subsidiary Smithfield Canada Limited, an Ontario corporation. The terms of such Exchangeable Shares are incorporated by reference as an exhibit to this Annual Report on Form 10-K.

Dividends

     The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the terms of certain of the Company's debt agreements prohibit the payment of cash dividends on the Common Stock. The payment of cash dividends, if any, would be made only from assets legally available for that purpose and would depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors then deemed relevant by the board of directors.

Item 6.  Selected Financial Data

     The selected consolidated financial data set forth below for the fiscal years indicated were derived from the Company's audited consolidated financial statements. The information should be read in conjunction with the Company's consolidated financial statements (including the notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in, or incorporated by reference into this report.

                                                                      FISCAL YEAR ENDED

                                               April 30,      May 2,        May 3,      April 27,     April 28,
                                                 2000          1999          1998          1997          1996
                                             -----------   -----------   -----------   -----------   -----------
                                                          (In thousands, except per share data)
INCOME STATEMENT DATA:
   Sales                                      $5,150,469    $3,774,989    $3,867,442    $3,870,611    $2,383,893
   Costs of sales                              4,456,403     3,235,414     3,479,629     3,546,816     2,202,112
                                             -----------   -----------   -----------   -----------   -----------
   Gross profit                                  694,066       539,575       387,813       323,795       181,781
   Selling, general and administrative
     expenses                                    390,634       295,610       219,861       191,225       103,095
   Depreciation expense                          109,893        63,524        42,300        35,825        25,979
   Interest expense                               71,944        40,521        31,891        26,211        20,942
   Minority interests                              1,608        (3,518)          199         2,857         1,514
   Nonrecurring charge                                 -             -        12,600             -             -
                                             -----------   -----------   -----------   -----------   -----------
   Income from continuing operations before
     income taxes                                119,987       143,438        80,962        67,677        30,251
   Income taxes                                   44,875        48,554        27,562        22,740        10,465
                                             -----------   -----------   -----------   -----------   -----------

   Income from continuing operations              75,112        94,884        53,400        44,937        19,786
   Income (loss) from discontinued operations          -             -             -             -        (3,900)
                                             -----------   -----------   -----------   -----------   -----------
   Net Income                                 $   75,112    $   94,884    $   53,400    $   44,937    $   15,886
                                             ===========   ===========   ===========   ===========   ===========

DILUTED INCOME (LOSS) PER SHARE:
   Continuing operations                      $     1.52    $     2.32    $     1.34    $     1.17    $     0.53
   Discontinued operations                                           -             -             -         (0.11)
                                             -----------   -----------   -----------   -----------   -----------
   Net income                                 $     1.52    $     2.32    $     1.34    $     1.17    $     0.42
                                             ===========   ===========   ===========   ===========   ===========

   Average diluted shares outstanding             49,386        40,962        39,732        38,558        35,000

BALANCE SHEET DATA:
   Working capital                            $  609,857    $  215,865    $  259,188    $  164,312    $   88,026
   Total assets                                3,129,613     1,771,614     1,083,645       995,254       857,619
   Long term debt and capital lease
     obligations                               1,187,770       594,241       407,272       288,486       188,618
   Shareholders' equity                          902,909       542,246       361,010       307,486       242,516

OPERATING DATA:
   Fresh pork sales (pounds)                   2,786,400     2,687,412     2,539,221     2,320,477     1,635,300
   Processed meats sales (pounds)              2,192,100     1,606,021     1,370,232     1,218,835       839,341
   Total hogs purchased                           19,358        19,093        17,952        16,869        12,211

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion of management's views on the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this Form 10-K.

Introduction

Smithfield Foods, Inc. (the "Company") is comprised of a Meat Processing Group ("MPG") and a Hog Production Group ("HPG"). The MPG consists primarily of six wholly owned domestic pork processing subsidiaries and four international pork processing entities. The HPG consists primarily of three hog production operations located in the United States and certain joint venture investments outside the United States.

Acquisitions

Several acquisitions affect the comparability of the results of operations for fiscal year 2000, 1999 and 1998 including the following:

  In January of fiscal 2000, the Company completed the acquisition of Murphy Farms, Inc. ("MFI") and its affiliated companies for 11.1 million shares of the Company's common stock (subject to post-closing adjustments) and the assumption of approximately $203.0 million in debt, plus other liabilities. MFI is a hog producer that has approximately 345,000 sows which produce approximately 6.0 million market hogs annually. MFI had sales of $453.9 million in the fiscal year ended October 1999. A significant portion of these sales were to the Company's MPG.

  In May of fiscal 2000, the Company completed the acquisition of Carroll's Foods, Inc. ("CFI") and its affiliated companies and partnership interests for
4.3 million shares of the Company's common stock and the assumption of approximately $231.0 million in debt, plus other liabilities. CFI's U.S. hog production operation includes approximately 180,000 sows which produce approximately 2.9 million market hogs annually. The acquisition included 100% of the capital stock of CFI, CFI's 50% interest in Smithfield-Carroll's, CFI's 16% interest in Circle Four, CFI's 50% interest in Tar Heel Turkey Hatchery, 100% of CFI's turkey grow-out operations, CFI's 49% interest in Carolina Turkeys and certain hog production interests in Brazil and Mexico. CFI had sales of $348.0 million in calendar year 1998. A significant portion of these sales were to the Company's MPG.

  In August of fiscal 2000, the Company acquired the capital stock of Societe Financiere de Gestion et de Participation S.A. ("SFGP"), a private-label processed meats manufacturer in France. SFGP had sales of approximately $100.0 million in calendar year 1998.

  In November of fiscal 1999, the Company acquired 63% of the total equity of Schneider Corporation ("Schneider"), in exchange for approximately 2.5 million Exchangeable Shares of Smithfield Canada Limited, a wholly owned subsidiary of the Company. Schneider produces and markets fresh pork and a full line of processed meats and is the second largest meat processing company in Canada. Schneider had sales in its fiscal year ended October 1998 of $548.1 million.

  In April of fiscal 1999, the Company acquired a 67% interest in Animex S.A. ("Animex"), a major meat and poultry processing company in Poland. During fiscal 2000, the Company increased its ownership in Animex to 85% of total equity. Animex had calendar year 1998 sales of approximately $400.0 million.

  In September of fiscal 1999, the Company acquired all of the capital stock of Societe Bretonne de Salaisons ("SBS"), the largest private-label manufacturer of ham, pork shoulder and bacon products in France. SBS had calendar year 1998 sales of approximately $100.0 million.

  In June of fiscal 1999, the Company increased its ownership in the Circle Four hog production operation from 37% to 84%, requiring the Company to consolidate the accounts of Circle Four and to discontinue using the equity method of accounting. Prior to fiscal 1999, the investment in Circle Four was accounted for using the equity method of accounting. As a result of the acquisition of CFI in May of fiscal 2000, Circle Four became a wholly owned subsidiary of the Company.

  In October of fiscal 1999, the Company acquired all of the assets and business of North Side Foods Corp. ("North Side"), a major domestic supplier of precooked sausage to McDonald's Corporation. North Side had calendar year 1998 sales of approximately $58.0 million.

  Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition.

Results of Operations

Fiscal 2000 and 1999 included 52 weeks of operations compared to fiscal 1998, which included 53 weeks of operations. Accordingly, sales and all expense categories in fiscal 2000 and 1999 reflect the impact of one less week of operations compared to fiscal 1998.

Consolidated

Fiscal 2000 Compared To Fiscal 1999

Sales in fiscal 2000 increased $1.4 billion, or 36.4%, from fiscal 1999. The increase in sales was primarily attributable to a full year of sales from businesses acquired in fiscal 1999 as well as acquisitions in the current year and an increase in both average unit selling prices and processed meats volume in the base business. See the following sections for comments on sales changes by business segment.

  Gross profit in fiscal 2000 increased $154.5 million, or 28.6%, primarily on the inclusion of acquired businesses in the HPG where margins improved sharply due to higher live hog prices which were partially offset by expenses related to the implementation of food safety programs at Company facilities in the MPG and lost production due to the aftereffects of Hurricane Floyd. Fiscal 2000 margins were also favorably impacted by commodity hedging gains in the HPG. Excluding acquisitions, gross profit in the base business, which was more heavily weighted to the MPG, declined as a result of the same higher live hog prices which reduced fresh pork and processed meats margins.

  Selling, general and administrative expenses increased $95.0 million, or 32.1%, primarily on the inclusion of selling, general and administrative expenses of acquired businesses. In the base business, costs increased primarily due to higher advertising and promotion expenses to market branded fresh pork and processed meats.

  Depreciation expense increased $46.4 million, or 73.0% in fiscal 2000 compared to fiscal 1999, primarily related to the inclusion of the depreciation expense of acquired businesses and increased depreciation expense in the base business on processed meats expansion and information systems projects.

  Interest expense increased $31.4 million, or 77.5%, in fiscal 2000 compared to fiscal 1999, reflecting the inclusion of the interest expense of the acquired businesses, the cost of borrowings to finance additional investments and higher interest rates.

  The effective income tax rate for fiscal 2000 increased to 37.4% compared to 33.9% in fiscal 1999, primarily on the inclusion of foreign earnings which are taxed at higher rates. The Company had a valuation allowance of $5.3 million related to income tax assets as of April 30, 2000 primarily related to losses in foreign jurisdictions for which no tax benefit was recognized. At May 2, 1999, the Company had no valuation allowances for deferred tax assets.

  Reflecting the factors previously discussed, net income decreased to $75.1 million, or $1.52 per diluted share, in fiscal 2000 down from $94.9 million, or $2.32 per diluted share, in fiscal 1999. Earnings per diluted share was also effected by an increase in average shares outstanding due to shares issued in connection with business acquisitions in fiscal 2000.

Fiscal 1999 Compared to Fiscal 1998

Sales in fiscal 1999 decreased $92.5 million, or 2.4% from fiscal 1998. The decrease in sales reflected a 12.4% decrease in average unit selling prices of meat products as the result of significantly lower raw material (live hog) costs passed through to customers in the form of lower unit selling prices. This decrease was nearly offset by a 10.2% increase in MPG sales tonnage due to the inclusion of the sales of the acquired businesses of Schneider, SBS and North Side and increased volumes in the base business.

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

  Depreciation expense increased $21.2 million, or 50.2%, in fiscal 1999 compared to fiscal 1998. This increase was primarily due to the inclusion of the depreciation expense of acquired businesses.

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

  The effective income tax rate for fiscal 1999 was 33.9% compared to 29.5% in fiscal 1998, excluding the nondeductible nonrecurring charge. This increase reflected higher profits at higher marginal tax rates. The Company had no valuation allowance related to income tax assets as of May 2, 1999 or May 3, 1998.

  Reflecting the factors previously discussed, net income increased to $94.9 million, or $2.32 per diluted share, in fiscal 1999, up from net income of $66.0 million, or $1.66 per diluted share in fiscal 1998, excluding the nonrecurring charge. Including the nonrecurring charge, net income was $53.4 million, or $1.34 per diluted share, in fiscal 1998.

Meat Processing Group

Fiscal 2000 Compared To Fiscal 1999

MPG sales in fiscal 2000 increased $1.3 billion, or 33.6%, from fiscal 1999. The increase in sales was primarily attributable to a full year of sales from businesses acquired in fiscal 1999 as well as acquisitions in the current year and an increase in both average unit selling prices and processed meats volume in the base business. For fiscal 2000, processed meats and fresh pork volume increased 36.5% and 3.7%, respectively. In addition, unit selling prices increased 14.0% due to higher live hog costs and a greater proportion of value-added processed meats in the sales mix. Excluding acquired businesses, processed meats volume increased 6.0% which was offset by a 6.2% decrease in fresh pork volume. Fresh pork volume decreased as the Company reduced slaughter levels as a result of sharply lower fresh pork margins compared with the prior year.

  Operating profit in the MPG decreased to $122.9 million in fiscal 2000 from $253.8 million, the result of sharply lower margins on fresh pork partially offset by the incremental operating profit generated in acquired businesses. In addition, increased spending in the base business on the market expansion of fresh pork and processed meats brands, the implementation of food safety programs at Company facilities and lost production due to the aftereffects of Hurricane Floyd also contributed to lower operating profit.

Fiscal 1999 Compared to Fiscal 1998

MPG sales in fiscal 1999 decreased $137.8 million, or 3.6%, from fiscal 1998. The decrease reflected a 12.4% decrease in unit sales prices as the result of sharply lower raw material (live hog) costs passed through to customers. This decrease was partially offset by a 10.2% increase in sales tonnage due to the inclusion of the sales of Schneider, SBS and North Side and increased volumes at existing operations. The increase in sales tonnage reflected a 5.8% increase in fresh pork tonnage, a 17.2% increase in processed meats tonnage and a 12.8% increase in the tonnage of other products. Fresh pork tonnage increased as the result of the inclusion of the sales of Schneider and a full fiscal year of second shift operations at John Morrell's Sioux City, Iowa plant compared to less than a full year of second shift operations in fiscal 1998. The increase in processed meats tonnage resulted from the inclusion of the sales of Schneider, SBS and North Side and increased tonnage at existing operations despite a sharp drop in hot dog exports to Russia. Excluding acquired businesses, processed meats and fresh pork volumes increased 3.3% and 1.6%, respectively.

  Operating profit in the MPG increased to $253.8 million in fiscal 1999 from $144.1 in fiscal 1998. This increase resulted from sharply improved margins in fresh pork and the impact of acquired businesses and increased volumes from the base business. These increases were partially offset by increased marketing and distribution expenses incurred to market branded fresh pork and processed meat products and expenses related to preparing the Company's information systems for the Year 2000.

Hog Production Group

Fiscal 2000 Compared to Fiscal 1999

HPG sales increased sharply in fiscal 2000 compared to fiscal 1999 as a result of the inclusion of the sales of MFI and CFI and a 27.9% increase in live hog prices. With the acquisition of CFI and MFI, hogs sold in fiscal 2000 increased to 5.5 million from 2.1 million in fiscal 1999. Intersegment sales to the MPG are eliminated in the Consolidated Statements of Income.

  Operating profit in the HPG improved to $99.6 million compared to a loss of $46.1 million in fiscal 1999 primarily as a result of a sharp increase in hog prices from their historic lows in fiscal 1999 and the impact of selling significantly more hogs at substantially better margins in the current year. The operating profit was partially offset by the aftereffects of Hurricane Floyd on the hog production operations on the East Coast of the U.S. In addition, operating profit benefited from favorable commodity hedging contracts.

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

  Operating losses in the HPG increased to $46.1 million compared to $2.3 million in fiscal 1998. The substantially higher loss was primarily the result of the lower unit selling prices of hogs, which were at their lowest levels in five decades.

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

  Cash provided by operations totaled $125.2 million for fiscal 2000 compared to $123.4 million in fiscal 1999. The decrease in net income, year to year, was offset by an increase in non-cash charges. Non-cash charges increased to $132.2 million in the current year from $89.3 million in the prior year primarily as a result of the incremental depreciation and amortization expense of acquired businesses.

  In fiscal 2000, cash used in investing activities declined to $192.3 million from $261.9 million in fiscal 1999 primarily as a result of a substantial decrease in cash acquisitions. Capital expenditures totaled $100.4 million related to processed meats expansion and plant improvement projects as well as additional hog production facilities at Circle Four. In addition, during fiscal 2000, the Company made investments in Agroindustrial del Noroeste, a Mexican meat processing and hog production joint venture, and other long-term investments. These capital expenditures and investments were funded with cash provided by operations and borrowings under the Company's long-term revolving credit facility. As of April 30, 2000, the Company had definitive commitments of $53.6 million for capital expenditures primarily to increase its processed meats and value-added fresh pork capacity at several of its processing plants.

  Financing activities provided $87.0 million in fiscal 2000 as additional borrowings on revolving credit facilities were used primarily for the repayment of notes payable and the repurchase of approximately 3.0 million shares of the Company's common stock. The Company has been authorized to repurchase a total of
4.0 million shares. During fiscal 2000, the Company repaid a substantial portion of the debt assumed in connection with the CFI and MFI acquisitions with the placement of $225.0 million 10-year senior secured notes and an increase in the existing revolving credit facility borrowing capacity from $300.0 million to $650.0 million. The $225.0 million in senior secured notes include $75.0 million of variable rate debt, $100.0 million of notes at 7.89% and $50.0 million of notes at 8.44%. As of April 30, 2000, the Company has unused availability of $249.9 million under the long-term credit facility. Management believes that through internally generated funds and access to global credit markets, funds are available to adequately meet the Company's current and future operating and capital needs.

Risk Management

Substantially all of the Company's products are produced from commodity-based raw materials, corn and soybean meal in the HPG and live hogs in the MPG. The cost of corn and soybean meal (the principal feed ingredients for hogs) and live hogs are subject to wide fluctuations due to unpredictable factors such as weather conditions, economic conditions, government regulation and other unforeseen circumstances. The Company utilizes futures and option contracts for live hogs and grains to manage hog production margins when management determines the conditions are appropriate for such hedges. The particular hedging methods employed and the time periods for the contracts depend on a number of factors, including the availability of adequate contracts for the respective periods for the hedge. The Company attempts to closely match the commodity contract expiration periods with the dates for product sale and delivery. The pricing of the Company's fresh pork and processed meats is monitored and adjusted upward and downward in reaction to changes in the cost of the underlying raw materials. The unpredictability of the raw material costs limits the Company's ability to forward price fresh pork and processed meat products without the use of commodity contracts through a program of price-risk management. The Company uses price-risk management to enhance its ability to engage in forward sales contracts, where prices for future deliveries are fixed, by purchasing (or selling) commodity contracts for future periods to reduce or eliminate the effect of fluctuations in future raw material costs on the profitability of the related sales. While this may tend to limit the Company's ability to participate in gains from favorable commodity price fluctuation, it also tends to reduce the risk of loss from adverse changes in raw material prices. As of April 30, 2000, the Company had a deferred loss of $41.3 million compared to a deferred gain on outstanding futures contracts of $8.9 million at May 2, 1999. As of April 30, 2000 and May 2, 1999, the Company had open futures contracts with contract values of $711.7 million and $219.7 million, respectively. As of April 30, 2000 and May 2, 1999, the Company had deposits with brokers for outstanding futures contracts of $45.1 million and $15.6 million, respectively, included in prepaid expenses and other current assets. For open futures contracts, the Company uses a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of April 30, 2000, the potential change in fair value of open future contracts, assuming a 10% change in the underlying commodity price, was $33.6 million.

Year 2000

The Company completed its Year 2000 project as scheduled. As of April 30, 2000, the Company's production, computing and communication infrastructure systems have operated without any significant Year 2000 related problems and appear to be Year 2000 compliant. The Company is not aware that any major customers or third-party suppliers have experienced any significant Year 2000 related problems. The Company believes all critical systems are Year 2000 compliant. However, there is no guarantee that the Company has discovered all possible Year 2000 failure points including non-compliant third parties whose systems and operation impact the Company and other uncertainties. Total costs incurred since the inception of the project to ready the Company for the Year 2000 is $35.8 million of which $20.3 million was capitalized in accordance with generally accepted accounting principles.

Forward-Looking Information

This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include statements concerning the Company's outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include availability and prices of live hogs, raw materials and supplies, live hog production costs, product pricing, the competitive environment and related market conditions, operating efficiencies, access to capital, the cost of compliance with environmental and health standards and actions of domestic and foreign governments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Incorporated by reference to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     All statements other than historical information incorporated in this Item 7A are forward looking statements. The actual impact of future market changes could differ materially because of, among others, the factors discussed in this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10.  Directors and Executive Officers of the Company

     (a) Information required by this Item regarding directors and all persons nominated or chosen to become directors is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 29, 2000.

     (b) Information required by this Item regarding the executive officers of the company is included in Part I, Item 4A of this Annual Report on Form 10-K.

     There is no family relationship between any of the Company's directors and executive officers.

Item 11.  Executive Compensation

     Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 29, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 29, 2000.

Item 13.  Certain Relationships and Related Transactions

     Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 29, 2000.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-k

     (a) 1. and 2.  Index to Financial Statements and Financial Statement
                    -----------------------------------------------------
Schedule
--------

     An "Index to Financial Statements and Financial Statement Schedule" has been filed as a part of this Form 10-K Annual Report on page F-1 hereof.

     3. Exhibits
        --------

Exhibit 3.1(a)      ----  Articles of Incorporation of the Company, as amended through October 27, 1998 (incorporated by reference to Exhibit 2 to the Company's Current Report on From 8-K filed with the Commission on September 5, 1997).

Exhibit 3.1(b)      ----  Articles of Amendment filed October 28, 1998 to the
                          Articles of Incorporation, as amended, authorizing terms for one Series B Special Voting Preferred Share, par value $1.00 per share (incorporated by reference to Exhibit 3.1(b) to the Company's Annual Report on Form 10-K for its fiscal year ended May 2, 1999 filed with the Commission August 2, 1999).

Exhibit 3.2         ----  By-Laws of the Company, as amended to date
                          (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on February 14, 2000).

Exhibit 4.1         ----  Articles of Incorporation of the Company, as amended to date (see Exhibit 3.1 above).

Exhibit 4.2         ----  Form of Certificate representing the Company's Common
                          Shares, par value $.50 per share (including Rights legend) (incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K filed with the Commission on September 5, 1997).

Exhibit 4.3         ----  Form of Certificate representing Rights (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for its fiscal year ended May 3, 1998 filed with the Commission on July 30, 1998).

Exhibit 4.4         ----  Rights Agreement as Amended, dated as of May 1, 1998, between the Company and Harris Trust and Savings Bank, Rights Agent (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for its fiscal year ended May 3, 1998 filed with the Commission on July 30, 1998).

Exhibit 4.4(a)      ----  Amendment No. 2, dated as of November 15, 1999, to the
                          Rights Agreement (incorporated by reference to the Company's Registration Statement on Form 8-A12B/A filed with the Commission on December 22, 1999).

Exhibit 4.5(a)      ----  Form of Certificate representing the Company's single
                          Series B Special Voting Preferred Share, par value $1.00 per share (incorporated by reference to Exhibit
                          4.8 to the Company's Registration Statement on Form S4, as amended, filed with the Commission on September 25, 1998 (the "Exchange Offer Registration Statement")).

Exhibit 4.5(b)      ----  Form of Certificate representing Smithfield Canada
                          Limited Exchangeable Shares (incorporated by reference to Exhibit 4.9 to the Exchange Offer Registration Statement).

Exhibit 4.5(c)      ----  Voting, Support and Exchange Trust Agreement among
                          Smithfield Foods, Inc., Smithfield Canada Limited and CIBC Mellon Trust Company, dated as of November 10, 1998 (incorporated by reference to Exhibit 4.5(c) to the Company's Annual Report on Form 10-K for its fiscal year ended May 2, 1999 filed with the Commission on August 2, 1999).

Exhibit 4.5(d)      ----  Exchangeable Share Provisions (excerpted from the
                          Articles of Incorporation, as amended, of Smithfield Canada Limited) (incorporated by reference to Exhibit 4.5(d) to the Company's Annual Report on Form 10-K for its fiscal year ended May 2, 1999 filed with the Commission on August 2, 1999).

Exhibit 4.6(a) *    ----  Second Amended and Restated Multi-Year Credit
                          Agreement dated as of December 3, 1999, among Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and The
                          Chase Manhattan Bank, as Administrative Agent, relating to a $650,000,000 secured multi-year revolving credit facility.

Exhibit 4.6(b)      ----  Collateral Agency, Pledge and Security Agreement dated as of July

                          10, 1997, among Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, The Chase Manhattan Bank, as Collateral Agent, relating to the Company's multi-year revolving credit facility (incorporated by reference to Exhibit 4.5(b) of the Company's Annual Report on Form 10-K for its fiscal year ended April 27, 1997 filed with the Commission on July 25, 1997).

Exhibit 4.7(a) *    ----  Amended and Restated Note Purchase Agreement dated as of October 31, 1999, among Smithfield Foods, Inc. and each of the Purchasers listed on Annex 1 thereto, relating to $196,882,354 in senior secured notes.

Exhibit 4.7(b)      ----  Joint and Several Guaranty dated as of July 15, 1996,
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

Exhibit 4.7(c)      ----  Joint and Several Guaranty dated as of July 15, 1997, by Lykes Meat Group, Inc., Sunnyland, Inc., Valleydale Foods, Inc., Hancock's Old Fashioned Country Hams, Inc., Copaz Packing Corporation, and Smithfield Packing - Landover, Inc. (incorporated by reference to
                          Exhibit 4.6(b) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1997 filed with the Commission on July 25, 1997).

Exhibit 4.7(d) *    ----  Joinder Agreement dated as of March 9, 2000, among
                          Gwaltney of Smithfield, Ltd., John Morrell & Co., The
                          Smithfield Packing Company, Incorporated, SFFC, Inc.,
                          Patrick Cudahy Incorporated, and Brown's of Carolina,
                          Inc. and each of the Noteholders listed on Annex 1.

Exhibit 4.8(a) *    ----  Amended and Restated Note Purchase Agreement dated as of October 27, 1999, among Smithfield Foods, Inc. and each of the Purchasers listed on Annex 1 thereto, relating to $225,000,000 in senior secured notes.

Exhibit 4.8(b) *    ----  Joint and Several Guaranty dated as of October 27,
                          1999, by Gwaltney of Smithfield, Ltd., John Morrell &
                          Co., The Smithfield Packing Company, Incorporated,
                          SFFC, Inc., Patrick Cudahy Incorporated, Brown's of
                          Carolina, Inc., Carroll's Foods, Inc., Carroll's
                          Realty, Inc., Carroll's Realty Partnership, North Side
                          Foods Corp., Lykes Meat Group, Circle Four
                          Corporation, Brown's Farms LLC, Carroll's Foods of
                          Virginia, Inc., Smithfield-Carroll's Farms, and
                          Central Plains Farms.

Exhibit 4.8(c) *    ----  Joinder Agreement dated as of June 9, 2000, among
                          Murphy Farms, Inc. and Smithfield Packing Real Estate,
                          LLC.

Exhibit 4.9(a) *    ----  Note Purchase Agreement dated as of March 2, 1999,
                          among Murphy Farms, Inc. and each of the Purchasers listed on Annex 1 thereto, relating to $100,000,000 in unsecured notes.

Exhibit 4.9(b) *    ----  Guaranty by the Company dated as of January 24, 2000.

Exhibit 4.10        ----  Indenture between the Company and SunTrust Bank,
                          Atlanta (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 10-Q for the fiscal quarter ended February 1, 1998 filed with the Commission on March 17, 1998).

Exhibit 4.11(a)     ----  Consolidating Loan Agreement between Cape Fear Farm
                          Credit, ACA ("Farm Credit") and Carroll's Foods, Inc., Carroll's Realty, Inc., and Carroll's Realty Partnership ("Carroll's Borrower's") dated as of August 28, 1998 (schedules omitted) (incorporated by reference to Exhibit 4.10(a) to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1999 filed with the Commission on August 2, 1999).

Exhibit 4.11(b)     ----  Loan and Loan Document Modification Agreement between
                          Farm Credit and the Carroll's Borrowers, dated as of May 7, 1999 (incorporated by reference to Exhibit 4.10(b) to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1999 filed with the Commission on August 2, 1999).

Exhibit 4.11(c)     ----  Unconditional Guaranty to Farm Credit from Smithfield
                          Foods, Inc. dated as of May 7, 1999 (incorporated by reference to Exhibit 4.10(c) to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1999 filed with the Commission on August 2, 1999).

Exhibit 4.11(d)     ----  Unconditional Guaranty to Farm Credit from Carroll's
                          Turkeys, Inc. dated as of May 7, 1999 (incorporated by reference to Exhibit 4.10(d) to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1999 filed with the Commission on August 2, 1999).

Exhibit 10.1(a)     ----  Agreement with Shareholders dated as of May 7, 1999 by and between the Company and Jeffrey S. Matthews, Carroll M. Baggett and James O. Matthews (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated May 7, 1999 and filed with the Commission on May 12, 1999).

Exhibit 10.1(b)     ----  Registration Rights Agreement dated as of May 7, 1999 by and between the Company and Jeffrey S. Matthews, Carroll M. Baggett and James O. Matthews (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated May 7, 1999 and filed with the Commission on May 12, 1999).

Exhibit 10.1(c)     ----  Registration Rights Agreement between Smithfield
                          Foods, Inc. and Wendell H. Murphy, Harry D. Murphy, Joyce M. Norman, Wendell H. Murphy, Jr., Wendy Murphy Crumpler, Stratton K. Murphy, Marc D. Murphy and Angela Brown (excluding Smithfield Foods, Inc., the "Murphy Selling Shareholders") (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated January 20, 2000 and filed February 14, 2000 (the "February 14, 2000 Form 8-K")).

Exhibit 10.1(d)     ----  Agreement with Shareholders between Smithfield Foods,
                          Inc. and the Murphy Selling Shareholders (incorporated by reference to Exhibit 2.3 to the February 14, 2000 Form 8-K).

Exhibit 10.2        ----  Smithfield Foods, Inc. 1984 Stock Option Plan, as
                          amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K Annual Report for the fiscal year ended April 28, 1991).

Exhibit 10.3        ----  Smithfield Foods, Inc. 1992 Stock Option Plan
                          (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K Annual Report for the fiscal year ended May 2, 1993).

Exhibit 10.4        ----  Smithfield Foods, Inc. 1998 Incentive Bonus Plan
                          applicable to the Company's Chief Operating Officer (incorporated by reference to Exhibit 10.6 to the Company's form 10-K annual Report for the fiscal year ended April 27, 1997 filed with the Commission on July 25, 1997).

Exhibit 10.5        ----  Smithfield Foods, Inc. 1998 Stock Incentive Plan
                          (incorporated by reference to Exhibit 10.7 to the company's form 10-K Annual Report for the fiscal year ended May 3, 1998 filed with the Commission on July 30, 1998).

Exhibit 21 *        ----  Subsidiaries of the Registrant.

Exhibit 23 *        ----  Consent of Independent Public Accountants.

Exhibit 27 *        ----  Financial Data Schedule.

*    Filed herewith.

(b)  Reports on Form 8-K.

     1. The Company filed a Current Report on Form 8-K for January 20, 2000, with the Commission on February 14, 2000, to report: (i) the Company's acquisition in January 2000 of Murphy Farms, Inc. and related transactions; (ii) the reorganization on January 20, 2000 of the Company's Board of Directors, including the resignation of six employee directors, the simultaneous election of two non-employee directors and the downsizing of the Board to nine members; and (iii) the Board of Directors' approval of an increase, from 3 million to 4 million, in the number of Common Shares which the Company is authorized to purchase, 2.8 million shares having already been purchased pursuant to such prior authorization.
     2. The Company filed on April 12, 2000 an amendment to the Current Report on Form 8-K filed February 14, 2000 in order to file certain historical and pro forma financial information relating to the Company's acquisition of Murphy Farms, Inc.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Registrant: Smithfield Foods, Inc.

Date:  July 28, 2000          By:          /s/  Joseph W. Luter, III
                                          -------------------------
                                          Joseph W. Luter, III
                                          Chairman of the Board, President and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                  Title                                    Date
                ---------                                  -----                                    ----
/s/  Joseph W. Luter, III                    Chairman of the Board, President and              July  28, 2000
-----------------------------------------    Chief Executive Officer, and Director
     Joseph W. Luter, III                        (Principal Executive Officer)

/s/  C. Larry Pope                            Vice President and Chief Financial               July  28, 2000
-----------------------------------------    Officer (Principal Financial Officer)
     C. Larry Pope

/s/  Daniel G. Stevens                          Vice President and Corporate                   July  28, 2000
-----------------------------------------     Controller (Principal Accounting
     Daniel G. Stevens                                    Officer)

/s/  Robert L. Burrus, Jr.                                Director                             July  26, 2000
-----------------------------------------
     Robert L. Burrus, Jr.

/s/  Carol T. Crawford                                    Director                             July  21, 2000
-----------------------------------------
     Carol T. Crawford

/s/  Ray A. Goldberg                                      Director                             July  21, 2000
-----------------------------------------
     Ray A. Goldberg

/s/  George E. Hamilton, Jr.                              Director                             July  28, 2000
-----------------------------------------
     George E. Hamilton, Jr.

/s/  William H. Prestage                                  Director                             July  24, 2000
-----------------------------------------
     William H. Prestage

/s/  Melvin O. Wright                                     Director                             July  21, 2000
-----------------------------------------
     Melvin O. Wright

                            SMITHFIELD FOODS, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                          Page(s)
                                                                                                          --------
FINANCIAL STATEMENTS

     Report of Independent Public Accountants                                                             F-1

     Consolidated Balance Sheets for the Fiscal Years Ended April 30, 2000
          and May 2, 1999                                                                                 F-2

     Consolidated Statements of Income for the Fiscal Years 2000, 1999 and 1998                           F-4

     Consolidated Statements of Cash Flows for the Fiscal Years 2000, 1999 and 1998                       F-5

     Consolidated Statements of Shareholders' Equity for the Fiscal Years ended May 3,
          1998, May 2, 1999 and April 30, 2000                                                            F-6

     Notes to Consolidated Financial Statements                                                           F-7 to F-23

FINANCIAL STATEMENTS SCHEDULE

     Independent Public Accountants' Report on Financial Statement Schedule I                             F-24

     Schedule I - Condensed Financial Information of Registrant                                           F-25 to F-29

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Smithfield Foods, Inc.:

We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. (a Virginia corporation), and subsidiaries as of April 30, 2000, and May 2, 1999, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smithfield Foods, Inc., and subsidiaries as of April 30, 2000, and May 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                        /s/ ARTHUR ANDERSEN LLP

Richmond, Virginia
June 7, 2000

CONSOLIDATED BALANCE SHEETS
SMITHFIELD FOODS, INC. AND SUBSIDIARIES

FISCAL YEARS ENDED (IN THOUSANDS,
EXCEPT SHARE DATA)                      APRIL 30, 2000         MAY 2, 1999
------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                 $   49,882          $   30,590
  Accounts receivable less allowances
    of $4,899 and $2,656                       390,037             252,332
  Inventories                                  665,143             348,856
  Prepaid expenses and other current
    assets                                     127,664              50,302
------------------------------------------------------------------------------
    Total current assets                     1,232,726             682,080
------------------------------------------------------------------------------

Property, plant and equipment:
  Land                                          73,753              29,605
  Buildings and improvements                   666,428             404,002
  Machinery and equipment                      732,217             562,745
  Breeding stock                               100,576              27,394
  Construction in progress                      39,069              59,670
------------------------------------------------------------------------------
                                             1,612,043           1,083,416
  Less accumulated depreciation               (398,469)           (292,640)
------------------------------------------------------------------------------
    Net property, plant and equipment        1,213,574             790,776
------------------------------------------------------------------------------

Other assets:
  Goodwill, net of accumulated
    amortization of $8,695 and $2,871          320,148             103,017
  Investments in partnerships                  102,551              80,182
  Other                                        260,614             115,559
------------------------------------------------------------------------------
    Total other assets                         683,313             298,758
------------------------------------------------------------------------------

                                            $3,129,613          $1,771,614
==============================================================================

See Notes to Consolidated Financial Statements

                                         APRIL 30, 2000         MAY 2, 1999
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                             $   64,924          $   63,900
  Current portion of long-term debt
    and capital lease obligations               48,505              25,828
  Accounts payable                             270,004             207,703
  Accrued expenses and other current
    liabilities                                239,436             168,784
------------------------------------------------------------------------------
    Total current liabilities                  622,869             466,215
------------------------------------------------------------------------------

Long-term debt and capital lease
  obligations                                1,187,770             594,241
------------------------------------------------------------------------------

Other noncurrent liabilities:
  Deferred income taxes                        274,329              31,523
  Pension and postretirement benefits           78,656              62,276
  Other                                         30,311              17,638
------------------------------------------------------------------------------
    Total other noncurrent liabilities         383,296             111,437
------------------------------------------------------------------------------

Minority interests                              32,769              57,475
------------------------------------------------------------------------------

Commitments and contingencies
------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock, $1.00 par value,
    1,000,000 authorized shares                     --                  --
  Common stock, $.50 par value,
    100,000,000 authorized shares;
    54,705,386 and 41,847,359 issued            27,353              20,924
  Additional paid-in capital                   473,974             180,020
  Retained earnings                            415,266             340,154
  Accumulated other comprehensive
    income                                     (13,684)              1,148
------------------------------------------------------------------------------

    Total shareholders' equity                 902,909             542,246
------------------------------------------------------------------------------

                                            $3,129,613          $1,771,614
==============================================================================

CONSOLIDATED STATEMENTS OF INCOME
SMITHFIELD FOODS, INC. AND SUBSIDIARIES

FISCAL YEARS (IN THOUSANDS,
EXCEPT PER SHARE DATA)                  2000           1999           1998
------------------------------------------------------------------------------

Sales                               $5,150,469     $3,774,989     $3,867,442
Cost of sales                        4,456,403      3,235,414      3,479,629
------------------------------------------------------------------------------
Gross profit                           694,066        539,575        387,813

Selling, general and
  administrative expenses              390,634        295,610        219,861
Depreciation expense                   109,893         63,524         42,300
Interest expense                        71,944         40,521         31,891
Minority interests                       1,608         (3,518)           199
Nonrecurring charge (See Note 11)           --             --         12,600
------------------------------------------------------------------------------

Income before income taxes             119,987        143,438         80,962

Income taxes                            44,875         48,554         27,562
------------------------------------------------------------------------------

Net income                          $   75,112     $   94,884     $   53,400
==============================================================================

Net income per basic common share   $     1.54     $     2.39     $     1.42
==============================================================================

Net income per diluted common share $     1.52     $     2.32     $     1.34
==============================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
SMITHFIELD FOODS, INC. AND SUBSIDIARIES

FISCAL YEARS (IN THOUSANDS)                 2000           1999           1998
----------------------------------------------------------------------------------
Operating activities:
  Net income                               $75,112        $94,884        $53,400
    Depreciation and amortization          118,964         68,566         45,872
    Deferred income taxes                   13,227         20,737         14,752
    (Gain) loss on sale of
      property, plant and
      equipment                             (2,591)          (138)           216
    Changes in operating assets
      and liabilities, net of
      effect of acquisitions:
        Accounts receivable                 (7,192)           954         15,115
        Inventories                        (35,976)       (17,680)        11,672
        Prepaid expenses and
          other current assets             (44,501)        (2,225)       (10,550)
        Other assets                         2,153        (55,563)        (7,746)
        Accounts payable, accrued
          expenses and other liabilities     6,022         13,849        (25,194)
----------------------------------------------------------------------------------
Net cash provided by operating
  activities                               125,218        123,384         97,537
----------------------------------------------------------------------------------

Investing activities:
  Capital expenditures                    (100,383)       (95,447)       (92,913)
  Business acquisitions, net of
    cash acquired                          (34,596)      (151,223)        (7,810)
  Investments in partnerships and
    other assets                           (63,289)       (16,206)        (5,357)
  Proceeds from sale of property,
    plant and equipment                      6,018            991          1,153
----------------------------------------------------------------------------------
Net cash used in investing activities     (192,250)      (261,885)      (104,927)
----------------------------------------------------------------------------------

Financing activities:
  Net (repayments) borrowings on
    notes payable                         (249,393)        24,182        (75,000)
  Proceeds from issuance of long-
    term debt                              269,041         22,948        450,050
  Net borrowings on long-term
    credit facility                        324,000         71,000             --
  Principal payments on long-term
    debt and capital lease
    obligations                           (187,632)       (21,754)      (333,053)
  Repurchase and retirement of
    common stock                           (73,145)            --             --
  Exercise of common stock options           4,121         12,155            124
----------------------------------------------------------------------------------
Net cash provided by financing
  activities                                86,992        108,531         42,121
----------------------------------------------------------------------------------

Net increase (decrease) in cash
  and cash equivalents                      19,960        (29,970)        34,731
Effect of currency exchange rates
  on cash                                     (668)            38             --
Cash and cash equivalents at
  beginning of year                         30,590         60,522         25,791
----------------------------------------------------------------------------------
Cash and cash equivalents at end
  of year                                  $49,882        $30,590        $60,522
==================================================================================

Supplemental disclosures of cash
  flow information:
  Interest paid, net of amount
    capitalized                        $79,780        $37,696        $31,428
==============================================================================

  Income taxes paid                    $30,315        $15,306        $10,179
==============================================================================

  Common stock issued for
    acquisitions                      $369,407        $73,049        $--
==============================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SMITHFIELD FOODS, INC. AND SUBSIDIARIES

                                                                                            ACCUMULATED
                                           COMMON STOCK         ADDITIONAL                     OTHER
                                                        PAR       PAID-IN      RETAINED    COMPREHENSIVE     TREASURY
(IN THOUSANDS)                         SHARES         VALUE       CAPITAL      EARNINGS        INCOME         STOCK        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 27, 1997                19,197       $ 9,598      $113,661      $191,870       $     --      $(7,643)     $307,486
Comprehensive income:
  Net income                               --            --            --        53,400             --           --        53,400
                                                                                                                        ---------
    Total comprehensive income                                                                                             53,400
                                                                                                                        ---------
Two-for-one stock split                19,200         9,600        (9,600)           --             --           --            --
Exercise of stock options                  14             8           116            --             --           --           124
Reclassification of treasury  stock      (874)         (437)       (7,206)           --             --        7,643            --
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 3, 1998                   37,537        18,769        96,971       245,270             --           --       361,010
Comprehensive income:
  Net income                               --            --            --        94,884             --           --        94,884
  Unrealized gain on securities            --            --            --            --          1,372           --         1,372
  Foreign currency translation             --            --            --            --          2,960           --         2,960
  Minimum pension liability                --            --            --            --         (3,184)          --        (3,184)
                                                                                                                        ---------
    Total comprehensive income                                                                                             96,032
                                                                                                                        ---------
Common stock issued                     2,986         1,493        71,556            --             --           --        73,049
Exercise of stock options               1,324           662        11,493            --             --           --        12,155
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 2, 1999                   41,847        20,924       180,020       340,154          1,148           --       542,246
Comprehensive income:
  Net income                               --            --            --        75,112             --           --        75,112
  Unrealized loss on securities            --            --            --            --         (3,882)          --        (3,882)
  Foreign currency translation             --            --            --            --         (6,561)          --        (6,561)
  Minimum pension liability                --            --            --            --         (4,389)          --        (4,389)
                                                                                                                        ---------
    Total comprehensive income                                                                                             60,280
                                                                                                                        ---------
Common stock issued                    15,604         7,802       361,605            --             --           --       369,407
Exercise of stock options                 232           116         4,005            --             --           --         4,121
Repurchase and retirement of
  common stock                         (2,978)       (1,489)      (71,656)           --             --           --       (73,145)
---------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2000                54,705       $27,353      $473,974      $415,266       $(13,684)     $    --      $902,909
=================================================================================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SMITHFIELD FOODS, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Smithfield Foods, Inc. and subsidiaries (the "Company") operates as a hog producer and a processor, manufacturer, marketer, seller and distributor of fresh pork and processed meats. The Company's principal slaughtering and further processing operations are conducted through the Meat Processing Group ("MPG") which consists primarily of six wholly owned domestic pork processing subsidiaries and four international meat processing entities. The Company's hog production operations are conducted through the Hog Production Group ("HPG") which consists primarily of three hog production operations located in the United States and certain joint venture investments outside the United States.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company after elimination of all material intercompany balances and transactions. Investments in partnerships are recorded using the equity method of accounting.

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fiscal 2000 and 1999 included 52 weeks of operations compared to fiscal 1998 which included 53 weeks of operations.

Foreign Currency Translation

     The financial statements of foreign operations, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a component of other comprehensive income in shareholders' equity. Gains and losses from foreign currency transactions are included in earnings. All amounts presented in the consolidated financial statements are in U.S. dollars.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash equivalents approximates market value. As of April 30, 2000 and May 2, 1999, cash and cash equivalents include $200 and $3,400, respectively, in short-term marketable securities.

Inventories

     The Company's inventories are valued at the lower of first-in, first-out cost or market. Cost includes direct materials, labor and applicable manufacturing and production overhead. Inventories consist of the following:

                                      APRIL 30, 2000          MAY 2, 1999
------------------------------------------------------------------------------
Hogs on farms                              $323,639             $ 83,352
Fresh and processed meats                   264,479              219,647
Manufacturing supplies                       55,937               30,201
Other                                        21,088               15,656
------------------------------------------------------------------------------
                                           $665,143             $348,856
==============================================================================

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

     Interest on capital projects is capitalized during the construction period. Total interest capitalized was $3,293 in fiscal 2000, $2,377 in fiscal 1999 and $2,530 in fiscal 1998. Repair and maintenance expenses totaled $160,222, $120,833 and $106,481 in fiscal 2000, 1999 and 1998, respectively.

Other Assets

     Goodwill is amortized over no more than 40 years. Deferred debt issuance costs are amortized over the terms of the related loan agreements.

Revenue Recognition

     Revenues from product sales are recorded upon shipment to customers.

Environmental Expenditures

     Environmental expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and cleanups are probable and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action (See Note 11).

Self-Insurance Programs

     The Company is self-insured for certain levels of general and vehicle liability, property, workers' compensation and health care coverage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

Net Income Per Share

     The Company presents a dual computation of net income per share (See Note
12). The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents such as stock options during the period.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133, as amended, is not required to be adopted until fiscal 2002. The Company has not completed the analysis required to estimate the impact of the standard.

Reclassifications

     Certain prior year amounts have been restated to conform to fiscal 2000 presentations.

NOTE 2 RISK MANAGEMENT

Substantially all of the Company's products are produced from commodity-based raw materials, corn and soybean meal in the HPG and live hogs in the MPG. The cost of corn and soybean meal (the principal feed ingredients for hogs) and live hogs are subject to wide fluctuations due to unpredictable factors such as weather conditions, economic conditions, government regulation and other unforeseen circumstances. The Company utilizes futures and option contracts for live hogs and grains to manage hog production margins when management determines the conditions are appropriate for such hedges. The particular hedging methods employed and the time periods for the contracts depend on a number of factors, including the availability of adequate contracts for the respective periods for the hedge. The Company attempts to closely match the commodity contract expiration periods with the dates for product sale and delivery. The pricing of the Company's fresh pork and processed meats is monitored and adjusted upward and downward in reaction to changes in the cost of the underlying raw materials. The unpredictability of the raw material costs limits the Company's ability to forward price fresh pork and processed meat products without the use of commodity contracts through a program of price-risk management. The Company uses price-risk management to enhance its ability to engage in forward sales contracts, where prices for future deliveries are fixed, by purchasing (or selling) commodity contracts for future periods to reduce or eliminate the effect of fluctuations in future raw material costs on the profitability of the related sales. While this may tend to limit the Company's ability to participate in gains from favorable commodity price fluctuation, it also tends to reduce the risk of loss from adverse changes in raw material prices. As of April 30, 2000, the Company had a deferred loss of $41,309 compared to a deferred gain on outstanding futures contracts of $8,895 at May 2, 1999. As of April 30, 2000 and May 2, 1999, the Company had open futures contracts with contract values of $711,654 and $219,748, respectively. As of April 30, 2000 and May 2, 1999, the Company had deposits with brokers for outstanding futures contracts of $45,131 and $15,591, respectively, included in prepaid expenses and other current assets. For open futures contracts, the Company uses a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of April 30, 2000, the potential change in fair value of open future contracts, assuming a 10% change in the underlying commodity price, was $33,624.

NOTE 3 ACQUISITIONS

In January of fiscal 2000, the Company completed the acquisition of Murphy Farms, Inc. ("MFI") and its affiliated companies for 11.1 million shares of the Company's common stock (subject to post-closing adjustments) and the assumption of approximately $203,000 in debt, plus other liabilities. MFI is a hog producer that has approximately 345,000 sows which produce approximately 6.0 million market hogs annually. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $147,006.

     In May of fiscal 2000, the Company completed the acquisition of Carroll's Foods, Inc. ("CFI") and its affiliated companies and partnership interests for
4.3 million shares of the Company's common stock and the assumption of approximately $231,000 in debt, plus other liabilities. CFI's U.S. hog production operation includes approximately 180 thousand sows which produce approximately 2.9 million market hogs annually. The acquisition included 100% of the capital stock of CFI, CFI's 50% interest in Smithfield-Carroll's, CFI's 16% interest in Circle Four, CFI's 50% interest in Tar Heel Turkey Hatchery, 100% of CFI's turkey grow-out operations, CFI's 49% interest in Carolina Turkeys, and certain hog production interests in Brazil and Mexico. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $45,100.

     Had the acquisitions of CFI and MFI occurred at the beginning of fiscal 1999, sales, net income and net income per diluted share would have been $5,329,074, $77,633 and $1.31, respectively, for fiscal 2000 and $3,892,769,
$66,080 and $1.46, respectively, for fiscal 1999.

     In August of fiscal 2000, the Company acquired the capital stock of Societe Financiere de Gestion et de Participation S.A. ("SFGP") a private-label processed meats manufacturer in France. SFGP had sales of approximately $100,000 in calendar year 1998.

     In November of fiscal 1999, the Company acquired 63% of the total equity of Schneider Corporation ("Schneider"), in exchange for approximately 2.5 million Exchangeable Shares of Smithfield Canada Limited, a wholly owned subsidiary of the Company. Schneider produces and markets fresh pork and a full line of processed meats and is the second largest meat processing company in Canada. The balance of the purchase price in excess of the fair value of assets acquired and liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $36,900. Had the acquisition of Schneider occurred at the beginning of fiscal 1998, sales, net income and net income per diluted share would have been $4,053,798, $98,146 and $2.33, respectively, for fiscal 1999 and $4,405,239, $59,447 and $1.40, respectively, for fiscal 1998.

     In April of fiscal 1999, the Company acquired a 67% interest in Animex S.A. ("Animex"), a major meat and poultry processing company in Poland. During fiscal 2000, the Company increased its ownership in Animex to 85% of total equity. The balance of the purchase price in excess of the fair value of assets acquired and liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $55,100. Had the acquisition of Animex occurred at the beginning of fiscal 1999, sales would have been approximately $4,175,000, and it would not have had a material effect on net income or net income per diluted share.

     In September of fiscal 1999, the Company acquired all of the capital stock of Societe Bretonne de Salaisons ("SBS"), the largest private-label manufacturer of ham, pork shoulder and bacon products in France. SBS had calendar year 1998 sales of approximately $100,000.

     In June of fiscal 1999, the Company increased its ownership in the Circle Four hog production operation from 37% to 84%, requiring the Company to consolidate the accounts of Circle Four and to discontinue using the equity method of accounting. Prior to fiscal 1999, the investment in Circle Four was accounted for using the equity method of accounting. As a result of the acquisition of CFI in May of fiscal 2000, Circle Four became a wholly owned subsidiary of the Company.

     In October of fiscal 1999, the Company acquired all of the assets and business of North Side Foods Corp. ("North Side"), a major domestic supplier of precooked sausage to McDonald's Corporation. North Side had calendar year 1998 sales of approximately $58,000.

     Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition. Had the acquisitions of SFGP, North Side and SBS occurred at the beginning of April 30, 2000 and May 2, 1999, it would not have had a material effect on sales, net income or net income per diluted share for the year ended April 30, 2000 and May 2, 1999.

NOTE 4 DEBT

Long-term debt consists of the following:

                                                                                                      APRIL 30, 2000    MAY 2, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Long-term credit facility, expiring July
  2002                                                                                                    $  395,000       $ 71,000
7.625% senior subordinated notes, due February 2008                                                          186,500        200,000
8.52% senior notes, due August 2006                                                                          100,000        100,000
7.89% senior note, payable through October 2009                                                               95,000             --
8.25% note, payable through March 2006                                                                        75,000             --
Variable rate note, payable through October 2009                                                              72,500             --
8.44% note, payable through October 2009                                                                      50,000             --
8.34% senior notes, due August 2003                                                                           40,000         40,000
Variable rate note, due March 2002                                                                            25,000             --
Euribor 3 mos. + .50% French franc notes, payable through April 2004                                          16,676         19,355
8.41% senior notes, payable through April 2004                                                                14,779         14,779
9.70% Canadian dollar notes, payable through September 2010                                                   12,228         13,114
6.70% note, payable October 2001                                                                              10,134             --
Miscellaneous with interest rates ranging from 3.63% to 10.75% due June 2001 through November 2006           119,506        144,288
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           1,212,323        602,536
Less current portion                                                                                         (44,941)       (24,102)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          $1,167,382       $578,434
===================================================================================================================================

 Scheduled maturities of long-term debt are as follows:

FISCAL YEAR
------------------------------------------------------------
2001                                              $   44,941
2002                                                  99,634
2003                                                 447,904
2004                                                 113,131
2005                                                  45,866
Thereafter                                           460,847
------------------------------------------------------------
                                                  $1,212,323
============================================================

     In fiscal 2000, the Company placed $225,000 ten-year senior secured notes. The $225,000 in senior secured notes include $75,000 of variable rate debt, $100,000 of notes at 7.89% and $50,000 of notes at 8.44%. The net proceeds from the notes were used to repay a substantial portion of debt assumed in connection with the CFI and MFI acquisitions. In connection with the MFI acquisition, the Company assumed $100,000 of outstanding long-term debt including $75,000 of notes at 8.25% and $25,000 of variable rate debt.

     In fiscal 1998, the Company issued $200,000 in aggregate principal amount of 10-year 7.625% senior subordinated notes. The net proceeds from the sale of the notes were used to repay indebtedness under the Company's revolving credit facility with the balance temporarily invested in short-term marketable securities.

     In fiscal 2000, the Company increased the revolving credit facility borrowing from $300,000 to $650,000. The borrowings are prepayable and bear interest, at the Company's option, at various rates based on margins over the federal funds rate or Eurodollar rate and expires in July 2002.

     Including certain facilities which were acquired in connection with business acquisitions, the Company has aggregate credit facilities totaling $735,443. As of April 30, 2000, the Company had unused capacity under these credit facilities of $249,915. Included in the aggregate credit facilities are $85,443 of short-term credit facilities with various financial institutions assumed in connection with business acquisitions in fiscal 1999. These short-term credit facilities are classified as notes payable in the Consolidated Balance Sheets. These facilities are generally at prevailing market rates. The Company pays a commitment fee on the unused portion of the aggregate revolving credit facilities.

     Average borrowings under credit facilities were $305,470 in fiscal 2000, $74,820 in fiscal 1999 and $149,723 in fiscal 1998 at average interest rates of approximately 7.5%, 6.3%, and 6.7%, respectively. Maximum borrowings were $458,922 in fiscal 2000, $152,510 in fiscal 1999 and $247,000 in fiscal 1998.
Total outstanding borrowings were $457,200 and $134,900 with average interest rates of 7.2% and 7.1% as of April 30, 2000 and May 2, 1999, respectively.

     The senior subordinated notes are unsecured. Senior notes are secured by four of the Company's major processing plants and certain hog farm facilities. The $650,000 credit facility is secured by substantially all of the Company's U.S. inventories and accounts receivable.

     The Company determines the fair value of public debt using quoted market prices and values all other debt using discounted cash flow techniques at estimated market prices for similar issues. As of April 30, 2000, the fair value of long-term debt, based on the market value of debt with similar maturities and covenants, was approximately $1,207,134.

     The Company's various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, current ratio, fixed charges, capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets, and payments of dividends to shareholders.

NOTE 5 INCOME TAXES

Income tax expense consists of the following:


                                         2000           1999           1998
------------------------------------------------------------------------------
Current tax expense:
  Federal                             $26,994        $20,445        $11,315
  State                                 3,174          5,409          2,043
  Foreign                               1,480          1,963             --
------------------------------------------------------------------------------
                                       31,648         27,817         13,358
------------------------------------------------------------------------------
Deferred tax expense (benefit):
  Federal                               9,500         19,924         15,684
  State                                 1,073         (2,082)        (1,480)
  Foreign                               2,654          2,895             --
------------------------------------------------------------------------------
                                       13,227         20,737         14,204
------------------------------------------------------------------------------
                                      $44,875        $48,554        $27,562
==============================================================================

     A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

                                          2000           1999           1998
------------------------------------------------------------------------------
Federal income taxes at statutory rate    35.0%          35.0%          35.0%
State income taxes, net of
  federal tax benefit                     1.7            2.5            1.0
Earnings in jurisdictions taxed
  at rates different from the
  statutory U.S. federal rate             2.9             --             --
Foreign sales corporation benefit        (2.0)          (1.4)          (2.0)
Amortization of acquisition costs         1.5            0.7            0.5
Benefits of certain insurance contracts    --           (1.1)          (3.3)
Nondeductible settlements                  --             --            4.5
Other                                    (1.7)          (1.8)          (1.7)
------------------------------------------------------------------------------
                                         37.4%          33.9%          34.0%
==============================================================================

  The tax effects of temporary differences consist of the following:

                                         APRIL 30, 2000        MAY 2, 1999
------------------------------------------------------------------------------
Deferred tax assets:
  Accrued expenses                             $ 16,998            $ 5,398
  Tax credits, carryforwards and net
    operating losses                             13,939             14,308
  Employee benefits                               2,222             17,748
  Intangibles                                     2,210              3,146
  Inventories                                     1,758              1,627
  Alternative minimum tax credit                  1,407              5,283
  Other                                             572                 --
------------------------------------------------------------------------------
                                               $ 39,106            $47,510
==============================================================================

Deferred tax liabilities:
  Accounting method change                     $138,403            $    --
  Property, plant and equipment                 120,277             47,876
  Investments in subsidiaries                    39,560              3,293
  Other                                              --              7,313
------------------------------------------------------------------------------
                                               $298,240            $58,482
==============================================================================

     As of April 30, 2000 and May 2, 1999, the Company had $15,195 and $20,551, respectively, of net current deferred tax assets included in prepaid expenses and other current assets. The Company had a valuation allowance of $5,265 related to income tax assets as of April 30, 2000 primarily related to losses in foreign jurisdictions for which no tax benefit was recognized. At May 2, 1999, the Company had no valuation allowances for deferred tax assets.

     The tax credits, carryforwards and net operating losses expire from fiscal 2001 to 2020. The alternative minimum tax credits do not expire.

     As of April 30, 2000, foreign subsidiary net earnings of $10,065 were considered permanently reinvested in those businesses. Accordingly, federal income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

NOTE 6 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                         APRIL 30, 2000        MAY 2, 1999
------------------------------------------------------------------------------
Payroll and related benefits                   $ 68,611           $ 60,079
Self-insurance reserves                          29,248             33,870
Grower fees                                      21,128                871
Interest                                         12,801              9,671
Pension and postretirement benefits              12,104             12,671
Other                                            95,544             51,622
------------------------------------------------------------------------------
                                               $239,436           $168,784
==============================================================================

NOTE 7 SHAREHOLDERS EQUITY

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

Stock Split

     In fiscal 1998, the Company effected a two-for-one split of its common stock. Stock option agreements provide for the issuance of additional shares for the stock split. All stock options outstanding and per share amounts for all periods reflect the effect of this split.

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

     Under the Company's 1992 Stock Incentive Plan (the "1992 Plan"), management and other key employees may be granted nonstatutory stock options to purchase shares of the Company's common stock exercisable five years after grant for periods not exceeding 10 years. The exercise price for options granted prior to August 31, 1994, was not less than 150% of the fair market value of the common stock on the date of grant. On August 31, 1994 the Company amended and restated the 1992 Plan, changing the exercise price of options granted on or after that date to not less than the fair market value of the common stock on the date of grant. The Company reserved 2,500,000 shares of common stock under the 1992 Plan.

     Under the Company's 1998 Stock Incentive Plan (the "1998 Plan"), management and other key employees may be granted nonstatutory stock options to purchase shares of the Company's common stock exercisable five years after grant for periods not exceeding 10 years. The Company reserved 1,500,000 shares under the 1998 Plan. In fiscal 1999, the 1992 Plan was merged with the 1998 Plan. As of April 30, 2000, there were 1,854,000 shares available for grant under the 1998 Plan.

     The following is a summary of transactions for the various stock option plans during fiscal 1998, 1999 and 2000:

                                                                  WEIGHTED
                                                          AVERAGE EXERCISE
                                       NUMBER OF SHARES              PRICE
------------------------------------------------------------------------------
Outstanding at April 27, 1997                 3,069,000             $ 8.90
  Granted                                       314,000              25.39
  Exercised                                     (17,000)              4.06
------------------------------------------------------------------------------
Outstanding at May 3, 1998                    3,366,000              10.47
  Granted                                       260,000              27.96
  Exercised                                  (1,323,500)              4.42
  Cancelled                                    (160,000)             15.56
------------------------------------------------------------------------------
Outstanding at May 2, 1999                    2,142,500              15.95
  Granted                                        55,000              23.99
  Exercised                                    (232,000)             11.53
  Cancelled                                    (115,000)             16.85
------------------------------------------------------------------------------
Outstanding at April 30, 2000                 1,850,500             $16.69
==============================================================================

     As of April 30, 2000, May 2, 1999 and May 3, 1998, the number of option shares exercisable was 915,500, 1,127,500 and 1,260,000, respectively, at weighted average exercise prices of $11.61, $11.53 and $4.06, respectively.

    The following table summarizes information about stock options outstanding as of April 30, 2000:

                                                    WEIGHTED
                                OPTION SHARES        AVERAGE       WEIGHTED
                                  OUTSTANDING      REMAINING        AVERAGE
EXERCISE                            APRIL 30,    CONTRACTUAL       EXERCISE
PRICE RANGE                              2000           LIFE          PRICE
------------------------------------------------------------------------------
$10.72 to 11.75                       955,500            3.6         $11.53
 13.63 to 15.31                       260,000            5.7          13.76
 16.47 to 18.78                       135,000            7.3          17.31
 25.69 to 29.19                       470,000            7.9          27.63
 31.63 to 32.69                        30,000            7.8          32.07
------------------------------------------------------------------------------

     Stock options with an exercise price of $11.53 and $15.31 per share are the only options exercisable as of April 30, 2000.
     The Company does not recognize compensation costs for its stock option plans. Had the Company determined compensation costs based on the fair value at the grant date for its stock options granted subsequent to fiscal 1995, the Company's net income and net income per common share would have been reduced to the pro forma amounts as follows:

                                         2000           1999           1998
------------------------------------------------------------------------------
Net income, as reported               $75,112        $94,884        $53,400
Pro forma net income                   73,960         93,705         52,571
Net income per common share, as
  reported:
    Basic                             $  1.54        $  2.39        $  1.42
    Diluted                              1.52           2.32           1.34
Pro forma net income per common
  share:
    Basic                             $  1.52        $  2.36        $  1.40
    Diluted                              1.50           2.29           1.32
------------------------------------------------------------------------------

     The weighted average fair values of option shares granted were $11.68, $13.40 and $11.88 for fiscal 2000, 1999 and 1998, respectively. The fair value of each stock option share granted is estimated at date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                         2000           1999           1998
------------------------------------------------------------------------------
Expected option life                7.0 years      7.0 years      6.0 years
Expected annual volatility              35.0%          35.0%          35.0%
Risk-free interest rate                  5.9%           5.3%           6.3%
Dividend yield                           0.0%           0.0%           0.0%
------------------------------------------------------------------------------

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

NOTE 8 PENSION AND OTHER RETIREMENT PLANS

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

     The changes in the status of the Company's pension and postretirement plans, the related components of pension and postretirement expense and the amounts recognized in the Consolidated Balance Sheets are as follows:

                                                          PENSION BENEFITS                          POSTRETIREMENT BENEFITS
                                              APRIL 30, 2000            MAY 2, 1999        APRIL 30, 2000          MAY 2, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
  Benefit obligation at beginning of year           $442,752               $242,554              $30,294              $10,817
    Service cost                                      10,779                  6,626                  596                  397
    Interest cost                                     30,251                 22,007                2,006                1,416
    Plan amendments                                       --                 15,681               (1,360)                  --
    Employee contributions                             1,240                     --                   --                   --
    Acquisitions                                      12,584                156,343                   --               18,843
    Benefits paid                                    (26,929)               (22,285)              (1,869)              (1,055)
    Foreign currency changes                          (2,727)                10,676                 (388)               1,138
    Actuarial (gain) loss                            (42,760)                11,150               (2,646)              (1,262)
-----------------------------------------------------------------------------------------------------------------------------------
  Benefit obligation at end of year                  425,190                442,752               26,633               30,294
-----------------------------------------------------------------------------------------------------------------------------------
Change in plan assets
  Fair value of plan assets at beginning of year     396,725                203,392                   --                   --
    Actual return on plan assets                      11,982                 12,979                   --                   --
    Acquisitions                                      11,968                172,116                   --                   --
    Employer contributions                            20,676                 19,049                1,869                1,055
    Foreign currency changes                          (3,149)                11,474                   --                   --
    Benefits paid                                    (26,929)               (22,285)              (1,869)              (1,055)
-----------------------------------------------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year           411,273                396,725                   --                   --
-----------------------------------------------------------------------------------------------------------------------------------
Reconciliation of accrued cost
  Funded status                                      (13,917)               (46,027)             (26,633)             (30,294)
  Unrecognized actuarial (gain) or loss               (7,333)                11,303                   --                 (490)
  Unrecognized prior service cost                     14,236                 15,728                   --                   --
-----------------------------------------------------------------------------------------------------------------------------------
    Accrued cost at end of year                     $ (7,014)              $(18,996)            $(26,633)            $(30,784)
===================================================================================================================================
Amounts recognized in the statement of
  financial position consist of
    Prepaid benefit cost                            $ 35,211               $ 19,546             $     --             $     --
    Accrued benefit liability                        (64,127)               (44,163)             (26,633)             (30,784)
    Intangible asset                                   9,508                    410                   --                   --
    Accumulated other comprehensive income            12,394                  5,211                   --                   --
-----------------------------------------------------------------------------------------------------------------------------------
      Net amount recognized at end of year          $ (7,014)              $(18,996)            $(26,633)            $(30,784)
===================================================================================================================================

   Components of net periodic costs include:

                                            PENSION BENEFITS
                                         2000           1999           1998
------------------------------------------------------------------------------
Service cost                         $ 10,779       $  6,626       $  4,104
Interest cost                          30,251         22,007         16,730
Expected return on plan assets        (35,468)       (25,834)       (15,309)
Net amortization                        1,174             86         (1,137)
------------------------------------------------------------------------------
  Net periodic cost                  $  6,736       $  2,885       $  4,388
==============================================================================

                                      POSTRETIREMENT BENEFITS
                                      2000             1999            1998
------------------------------------------------------------------------------
Service cost                        $  596           $  397            $ 58
Interest cost                        2,006            1,416             767
Net amortization                      (124)              95              69
------------------------------------------------------------------------------
  Net periodic cost                 $2,478           $1,908            $894
==============================================================================

     The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $184,039, $174,709 and $119,951, respectively, as of April 30, 2000 and $204,648, $193,010 and $139,027, respectively, as of May
2, 1999.

     In determining the projected benefit obligation and the accumulated postretirement benefit obligation in fiscal 2000 and 1999, the following assumptions were made:

                             PENSION BENEFITS       POSTRETIREMENT BENEFITS
                            APRIL 30,       MAY 2,    APRIL 30,       MAY 2,
                                 2000         1999         2000         1999
------------------------------------------------------------------------------
Discount rate                    7.7%         6.8%         7.5%         6.7%
Expected return on assets        8.7%         9.0%          --           --
Compensation increase            3.7%         3.9%          --           --
------------------------------------------------------------------------------

     In determining the accumulated postretirement benefit obligation in fiscal 2000 and 1999, the assumed annual rate of increase in per capita cost of covered health care benefits was 6.0% for fiscal 2000 and 5.5% thereafter for U.S. plans. For non-U.S. plans the assumed annual rate of increase was 8.0% for fiscal 2000 and decreased by 0.5% each year until leveling at 5.0%.

     The assumed health care cost trend rate has an effect on the amounts reported. A one-percentage point change in the assumed per capita cost of covered health care benefits would have the following effect:

                                         ONE PERCENTAGE     ONE PERCENTAGE
                                         POINT INCREASE     POINT DECREASE
------------------------------------------------------------------------------
Effect on postretirement benefit
  obligations as of April 30, 2000               $1,662           $(1,522)
Effect on annual benefit cost in fiscal
  2000                                           $  205           $  (183)
------------------------------------------------------------------------------

NOTE 9 LEASE OBLIGATIONS AND COMMITMENTS

The Company leases transportation equipment under operating leases ranging from one to 10 years with options to cancel at earlier dates. In addition, the Company has a long-term maintenance agreement related to this equipment. Maintenance fees are based upon fixed monthly charges for each vehicle, as well as the maintenance facility itself and contingent fees based upon transportation equipment usage. The amounts shown as minimum rental commitments do not include contingent maintenance fees.

     The Company has agreements, expiring in fiscal 2004 and 2008, to use two cold storage warehouses owned by a partnership, 50% of which is owned by the Company. The Company has agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees of $3,600. In fiscal 2000, 1999 and 1998, the Company paid $6,299, $5,807 and $6,228, respectively, in fees for use of the facilities. As of April 30, 2000 and May 2, 1999, the Company had investments of $545 and $1,108, respectively, in the partnership.

     In fiscal 1998, the Company entered into a 15-year agreement, expiring in 2013, to use a cold storage warehouse owned by a partnership, 50% of which is owned by the Company. The Company leases the facility for an amount covering debt service costs plus a minimum guaranteed annual fee. Debt service cost was $2,206 and $2,239 in fiscal 2000 and 1999, respectively. The minimum guaranteed annual fee was $200 for both years. As of April 30, 2000 and May 2, 1999, the Company had investments of $444 and $1,028, respectively, in the partnership.

     Minimum rental commitments under all noncancelable operating leases and maintenance agreements are as follows:

FISCAL YEAR
------------------------------------------------------------------
2001                                                $ 24,487
2002                                                  26,246
2003                                                  13,386
2004                                                  10,175
2005                                                   7,558
Thereafter                                            18,640
------------------------------------------------------------------
                                                    $100,492
==================================================================

     Rental expense was $32,425 in fiscal 2000, $24,535 in fiscal 1999 and $24,839 in fiscal 1998. Rental expense in fiscal 2000, 1999 and 1998 included $2,566, $2,787 and $3,231 of contingent maintenance fees, respectively.

     The Company has a sale and leaseback arrangement for certain hog production facilities. The arrangement provides for an early termination at predetermined amounts in fiscal 2004.

     Future minimum lease payments for assets under capital leases and the present value of the net minimum lease payments are as follows:

FISCAL YEAR
------------------------------------------------------------------
2001                                                 $ 5,639
2002                                                   4,909
2003                                                   4,423
2004                                                  10,759
2005                                                   2,044
Thereafter                                             2,435
------------------------------------------------------------------
                                                      30,209
Less amounts representing interest                    (6,257)
------------------------------------------------------------------
Present value of net minimum obligations              23,952
Less current portion                                  (3,564)
------------------------------------------------------------------
Long-term capital lease obligations                  $20,388
==================================================================

     As of April 30, 2000, the Company had definitive commitments of $53,582 for capital expenditures primarily to increase its processed meats and value-added fresh pork capacity at several of its processing plants.

NOTE 10 RELATED PARTY TRANSACTIONS

The president of CFI before the acquisition (see Note 3) was a director of the Company in fiscal 1999. Prior to the acquisition, the Company had a long-term agreement to purchase hogs from CFI at prices that, in the opinion of management, were equivalent to market. Pursuant to this agreement with CFI, the Company purchased $161,965 and $246,371 of hogs in fiscal 1999 and 1998, respectively.

     A director of the Company is the chairman, president and chief executive officer and a director of Prestage Farms, Inc. ("PFI"). The Company has a long-term agreement to purchase hogs from PFI at prices that, in the opinion of management, are equivalent to market. Pursuant to this agreement with PFI, the Company purchased $138,705, $106,365 and $168,829 of hogs in fiscal 2000, 1999 and 1998, respectively.

     In fiscal 1999 and 1998, the Company purchased raw materials totaling $5,997 and $18,524, respectively, from a company which was 48%-owned by the chairman and chief executive officer's children in fiscal 1998. In the opinion of management, these purchases were made at prices that were equivalent to market.

NOTE 11 REGULATION AND LITIGATION

Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency and corresponding state agencies as well as the United States Department of Agriculture, the United States Food and Drug Administration and the United States Occupational Safety and Health Administration. Management believes that the Company presently is in compliance with all such laws and regulations in all material respects, and that continued compliance with these standards will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, with respect to the suits discussed below, the Company believes that their ultimate resolution will not have a material adverse effect on the Company's financial position or annual results of operations.

     In United States of America v. Smithfield Foods, Inc. et al., the United States District Court for the Eastern District of Virginia imposed a $12,600 civil penalty on the Company and two of its subsidiaries for Clean Water Act violations at the Company's Smithfield, Virginia processing plants. The Company recorded a nonrecurring charge of $12,600 during fiscal 1998 with respect to this penalty. In September 1999, the United States Court of Appeals for the Fourth Circuit affirmed the District Court's determination of liability but remanded the penalty determination to the District Court with instructions to recalculate the civil penalty solely to correct a 4% error made by the government's expert. In May 2000, the Company filed a certiorari petition seeking review of the Fourth Circuit's ruling by the United States Supreme Court. There can be no assurance as to the outcome of such appeal or any subsequent proceedings regarding this matter.

     In 1998, the Commonwealth of Virginia filed a civil suit against the Company in the Circuit Court of the County of Isle of Wight, Virginia under Virginia's water pollution control laws. Virginia alleges that 22,517 wastewater discharge permit violations occurred at the Company's Smithfield, Virginia processing plants between 1986 and 1997. Most of these alleged violations were also presented in the suit described above. In October 1999, the Circuit Court dismissed the Commonwealth's case against the Company, ruling under the doctrine of res judicata that the subject matter of the case had already been finally adjudicated against the Company in the suit. The Commonwealth has appealed the decision of the Circuit Court to the Supreme Court of Virginia. There can be no assurance as to the outcome of the Commonwealth's appeal or any subsequent proceedings regarding this matter.

     In June 2000, Neuse River Foundation, Inc., Richard J. Dove, d/b/a The Neuse Riverkeeper, D. Boulton Baldridge, d/b/a The Cape Fear Riverkeeper, New River Foundation, Inc., Tom Mattison, d/b/a The New Riverkeeper, and The Water Keeper Alliance filed a lawsuit in the General Court of Justice, Superior Court Division, of the State of North Carolina against the Company, CFI, Brown's of Carolina, Inc., MFI, Wendell H. Murphy, Sr., Wendell H. Murphy, Jr., and Joseph
W. Luter, III. The lawsuit alleges, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste disposal lagoons in North Carolina. The lawsuit apparently seeks numerous and costly remedies, including injunctive relief to end all use of hog waste disposal lagoons in North Carolina, unspecified but very large remediation costs and unspecified additional damages. The Company believes that none of these claims has merit and furthermore that the plaintiffs lack standing to bring such a suit. The Company intends to contest this litigation vigorously.

     In April 2000, the Company and one of its subsidiaries were named as defendants, along with IBP, inc., in a civil action filed in the United States District Court for the Middle District of Georgia. The case was filed by four named plaintiffs on behalf of a putative nationwide class of hog producers who from 1994 to the present produced and sold finished hogs to defendants on a spot, auction or cash market basis. The plaintiffs contend that the defendants violated the Packers and Stockyards Act of 1921 (the "PSA") by reason of the defendants' engaging in various captive supply arrangements for the procurement of hogs for slaughter. The Company believes that it has valid defenses to this action, that it has acted properly in its dealings with hog producers and that it has not violated the PSA or any other applicable law. The Company further believes that the action does not qualify for certification as a class action. Accordingly, the Company will defend this action vigorously.

NOTE 12 NET INCOME PER SHARE

The computation for basic and diluted net income per share follows:

                                                    WEIGHTED
                                                     AVERAGE
                                   NET INCOME         SHARES      PER SHARE
------------------------------------------------------------------------------
FISCAL 2000
Net income per basic share            $75,112         48,642          $1.54
Effect of dilutive stock options           --            744             --
------------------------------------------------------------------------------
Net income per diluted share          $75,112         49,386          $1.52
==============================================================================
FISCAL 1999
Net income per basic share            $94,884         39,628          $2.39
Effect of dilutive stock options           --          1,334             --
------------------------------------------------------------------------------
Net income per diluted share          $94,884         40,962          $2.32
==============================================================================
FISCAL 1998
Net income per basic share            $53,400         37,532          $1.42
Effect of dilutive stock options           --          2,200             --
------------------------------------------------------------------------------
Net income per diluted share          $53,400         39,732          $1.34
==============================================================================

     The summary below lists stock options outstanding at the end of each fiscal year which were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the common shares. These options, which have varying expiration dates, were still outstanding as of April 30, 2000.

                                         2000           1999           1998
------------------------------------------------------------------------------
Stock option shares excluded          500,000        495,000         65,000
Average option price per share         $27.90         $28.10         $32.42
------------------------------------------------------------------------------

NOTE 13 SEGMENTS

The MPG markets its products to food retailers, distributors, wholesalers, restaurant and hotel chains, other food processors and manufacturers of pharmaceuticals and animal feeds in both domestic and international markets. The HPG supplies raw materials (live hogs) to the hog slaughtering operations of the Company and independent third parties on both an open-market sales basis and under long-term contracts. The following tables present information about the results of operations and the assets of each of the Company's reportable segments for the fiscal years ended April 30, 2000, May 2, 1999 and May 3, 1998. The information contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. Certain prior year amounts have been restated to conform with fiscal 2000 presentations. Segment assets do not include intersegment account balances as the Company feels that such an inclusion would be misleading or not meaningful. Management believes all intersegment sales are at prices which approximate market.

                                 MEAT          HOG      GENERAL
                           PROCESSING   PRODUCTION    CORPORATE        TOTAL
------------------------------------------------------------------------------
FISCAL 2000
Sales                      $4,984,010     $735,328     $     --   $5,719,338
Intersegment sales                 --     (568,869)          --     (568,869)
Depreciation and
  amortization                 73,133       41,288        4,543      118,964
Operating profit (loss)       122,880       99,633      (30,582)     191,931
Interest expense               37,941       26,103        7,900       71,944

Assets                      1,613,395    1,319,097      197,121    3,129,613
Capital expenditures           91,925        7,262        1,196      100,383
------------------------------------------------------------------------------

FISCAL 1999
Sales                      $3,729,644     $155,796     $     --   $3,885,440
Intersegment sales                 --     (110,451)          --     (110,451)
Depreciation and
  amortization                 48,814       16,541        3,211       68,566
Operating profit (loss)       253,839      (46,050)     (23,830)     183,959
Interest expense               25,565       12,583        2,373       40,521

Assets                      1,292,633      343,069      135,912    1,771,614
Capital expenditures           62,315       28,755        4,377       95,447
------------------------------------------------------------------------------

FISCAL 1998
Sales                      $3,867,442    $ 156,565      $    --   $4,024,007
Intersegment sales                 --     (156,565)          --     (156,565)
Depreciation and
  amortization                 34,936        9,206        1,730       45,872
Operating profit (loss)       144,049       (2,292)     (28,904)     112,853
Interest expense               22,854        7,390        1,647       31,891

Assets                        787,274      178,078      118,293    1,083,645
Capital expenditures           70,329       13,252        9,332       92,913
------------------------------------------------------------------------------

     The following table presents the Company's sales and long-lived assets attributed to operations in the U.S. and international geographic areas.

                                          2000           1999           1998
------------------------------------------------------------------------------
Sales:
  U.S.                              $4,016,749     $3,470,307     $3,867,442
  Canada                               632,897        244,121             --
  Poland                               344,984             --             --
  France                               155,839         60,561             --
------------------------------------------------------------------------------
    Total                           $5,150,469     $3,774,989     $3,867,442
==============================================================================
Long-lived assets at end of
  year:
  U.S.                              $1,545,204     $  790,315     $  572,522
  Canada                               187,092        169,038             --
  Poland                                90,809         78,201             --
  France                                73,782         51,980             --
------------------------------------------------------------------------------

NOTE 14  QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

                            FIRST       SECOND        THIRD       FOURTH
------------------------------------------------------------------------------
2000
Sales                     $1,142,415  $1,230,129  $1,377,166  $1,400,759
Gross profit                 147,496     172,640     176,183     197,747
Net income                     6,930      22,214      17,488      28,480
Net income per common
  share
    Basic                      $ .15       $ .49       $ .37       $ .52
    Diluted                      .15         .48         .36         .51
1999
Sales                     $  865,823  $  874,378  $1,035,728  $  999,060
Gross profit                  72,178     115,132     201,204     151,061
Net (loss) income             (5,325)     18,481      54,980      26,748
Net (loss) income per
  common share
    Basic                 $     (.14) $      .48  $     1.35  $      .64
    Diluted                     (.14)        .47        1.31         .63
------------------------------------------------------------------------------

            Report of Independent Public Accountants on Schedule I


To the Shareholders of Smithfield Foods, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Smithfield Foods, Inc. and subsidiaries included in this Form 10-K Annual Report and have issued our report thereon dated June 7, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements as a whole. Schedule I, listed in the Index to Financial Statements and Financial Statement Schedule, is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in to relation to the basic financial statements taken as a whole.


                                                        /s/ Arthur Andersen LLP

Richmond, Virginia
June 7, 2000

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             SMITHFIELD FOODS, INC.
                          PARENT COMPANY BALANCE SHEET

                      As of April 30, 2000 and May 2, 1999

                                                                 Fiscal Years Ended
                                                           April 30, 2000        May 2, 1999
                                                           ----------------   ----------------
                                                                     (In thousands)
ASSETS
Current assets:
        Cash                                                    $       25         $       24
        Accounts receivable                                         11,516             15,137
        Receivable from related parties                                  -              4,051
        Refundable income taxes                                      1,987              1,458
        Deferred income taxes                                       15,195             20,551
        Other current assets                                        49,652             16,005
                                                           ----------------   ----------------
              Total current assets                                  78,375             57,226
                                                           ----------------   ----------------
Investments in and net advances to
        subsidiaries, at cost plus equity
        in undistributed earnings                                1,457,414            885,291
                                                           ----------------   ----------------
Other assets:
        Investment in partnerships                                     545             31,139
        Property, plant and equipment, net                          20,412             21,422
        Other                                                       47,691             42,447
                                                           ----------------   ----------------
              Total other assets                                    68,648             95,008
                                                           ----------------   ----------------
                                                                $1,604,437         $1,037,525
                                                           ================   ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                       $   18,133         $    5,633
        Accounts payable                                             6,996              5,086
        Accrued expenses                                            53,368             61,254
                                                           ----------------   ----------------
              Total current liabilites                              78,497             71,973
                                                           ----------------   ----------------
Long-term debt                                                     571,237            385,370
                                                           ----------------   ----------------

Deferred income taxes and other noncurrent liabilites               51,794             37,936
                                                           ----------------   ----------------

Shareholders' equity                                               902,909            542,246
                                                           ----------------   ----------------
                                                                $1,604,437         $1,037,525
                                                           ================   ================


                The accompanying notes are an integral part of these statements


            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             SMITHFIELD FOODS, INC.

                       PARENT COMPANY STATEMENTS OF INCOME


                                                               52 Weeks Ended     52 Weeks Ended       53 Weeks Ended
                                                               April 30, 2000      May 2, 1999          May 3, 1998
                                                               --------------      ------------         -----------
                                                                                   (In thousands)
Sales                                                                $    -               $   -               $    -
Cost of sales                                                         (8,379)              5,073                9,589
                                                             ----------------    ----------------    ----------------
Gross Profit                                                           8,379              (5,073)              (9,589)
                                                             ----------------    ----------------    ----------------

General and administrative expenses, net of allocation
          to subsidiaries                                             24,696               8,366                4,686
Depreciation expense                                                   2,205               1,252                  843
Interest expense                                                      31,756              24,930               24,578
Nonrecurring charge                                                      -                    -                12,600
                                                             ----------------    ----------------    ----------------

Loss before income tax benefit and equity in earnings
         of subsidiaries                                             (50,278)            (39,621)             (52,296)
Income tax benefit                                                   (21,795)            (16,677)             (19,130)
                                                             ----------------    ----------------    ----------------
Loss before equity in earnings of subsidiaries
                                                                     (28,483)            (22,944)             (33,166)
                                                             ----------------    ----------------    ----------------
Equity in earnings of subsidiaries                                   103,595             117,828               86,566
                                                             ----------------    ----------------    ----------------
Net income                                                           $75,112             $94,884              $53,400
                                                             ================    ================    ================


                           The accompanying notes are an integral part of these statements





            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             SMITHFIELD FOODS, INC.

                     PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                                52 Weeks Ended   52 Weeks Ended    53 Weeks Ended
                                                                                April 30, 2000     May 2, 1999        May 3, 1998
                                                                                --------------     -----------        -----------
                                                                                                 (In thousands)
Cashflows from operating activities:
        Net Income                                                                 $75,112           $94,884           $53,400
        Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                          4,119             2,758             1,461
              (Gain) loss on sale of property, plant and equipment                     -                  30               -
              Changes in operating assets and liabilities:
                   Deferred income taxes and other noncurrent liabilities           19,214            23,145            13,966
                   Accounts receivable                                               3,621           (14,813)            3,351
                   Receivables from related parties                                  4,051            (4,051)            1,414
                   Other current assets                                            (33,647)              (84)          (10,784)
                   Accounts payable and accrued expenses                            (5,976)           18,313            14,243
                   Refundable income taxes                                            (529)              842            (4,089)
                   Other assets                                                     (7,158)          (17,600)          (10,495)
                                                                                  --------          --------          --------
        Net cash provided by operating activities                                   58,807           103,424            62,467
                                                                                  --------          --------          --------

Cashflows from investing activities:
        Capital expenditures                                                        (1,196)           (4,377)           (9,332)
        Increase in investment in and net advances to subsidiaries                (217,547)         (131,827)         (235,117)
        Investments in partnerships                                                 30,594            15,827            (5,213)
                                                                                  --------          --------          --------
           Net cash used in investing activities:                                 (188,149)         (120,377)         (249,662)
                                                                                  --------          --------          --------

Cash flows from financing activities:
        Proceeds from issuance of long-term debt                                   225,000               -             447,150
        Principal payments on long-term debt                                       (26,633)           (2,977)         (252,317)
        Repurchase and retirement of common stock                                  (73,145)              -                 -
        Proceeds from exercise of stock options                                      4,121            12,154               124
                                                                                  --------          --------          --------
           Net cash provided by financing activities:                              129,343             9,177           194,957
                                                                                  --------          --------          --------

Net (decrease) increase in cash and cash equivalents                                     1            (7,776)            7,762
Cash and cash equivalents at beginning of year                                          24             7,800                38

                                                                                  --------          --------          --------
Cash and cash equivalents at end of year                                           $    25           $    24           $ 7,800
                                                                                  ========          ========          ========


                               The accompanying notes are an integral part of these statements


                                                           F-27




            Schedule I-Condensed Financial Information of Registrant

                             Smithfield Foods, Inc.


                  Notes to Parent Company Financial Statements

                             (Dollars In Thousands)

                         April 30, 2000 and May 2, 1999


1. The Notes to Parent Company Financial Statements should be read in conjunction with the Registrant's Notes to Consolidated Financial Statements included herein.

2.  Restricted assets of Registrant:

    Existing loan convenants contain provisions which limit the amount of funds available for transfer from the subsidiaries to Smithfield Foods, Inc. without the consent of certain lenders.

3.  Accrued expenses as of April 30, 2000 and May 2, 1999 are as follows:




                                                            2000          1999
                                                         ----------    ----------
                 Self-insurance reserves                    $22,006       $20,216
                 Interest                                    10,626         8,957
                 Other                                       20,736        32,081
                                                         ----------    ----------
                                                            $53,368       $61,254
                                                         ==========    ==========



4.  Long-term Debt:

    In fiscal 2000, the Company increased the revolving credit facility borrowing from $300,000 to $650,000. The borrowings are prepayable and bear interest, at the Company's option, at various rates based on margins over the federal funds rate or Eurodollar rate and expires in July 2002.

    In fiscal 2000, the Company placed $225,000 ten-year senior secured notes. The $225,000 million in senior secured notes include $75,000 in variable rate debt, $100,000 of notes at 7.89% and $50,000 of notes at 8.44%. A substantial portion of the proceeds from the notes were advanced to the Registrant's subsidiaries.

    As of April 30, 2000, the Registrant guaranteed $18,171 of capital lease obligations of its subsidiaries.

    Scheduled maturities of the Registrant's long-term debt consists of the following:


                 Fiscal Year
                 ---------------------
                  2001                   $ 18,133
                  2002                     18,084
                  2003                     25,473
                  2004                     64,886
                  2005                     26,414
                 Thereafter               436,380
                                         --------
                                         $589,370
                                         ========



5. The amount of dividends received from subsidiaries in fiscal 2000 and 1999 was $37,800 and $76,700 million, respectively.

6. In fiscal 1998, the Registrant's shareholders approved the reincorporation of the Registrant in Virginia from Delaware. The purpose of the reincorporation was to reduce annual franchise taxes and does not affect the Registrant's capitalization or the manner in which it operates.

7.  Supplemental disclosures of cash flow information:


                                                         2000             1999               1998
                                                    -------------  ---------------  ---------------
Interest paid, net of amount capitalized               $ 39,107          $28,180            $20,901
                                                    =============  ===============  ===============
Income taxes paid                                      $ 24,458          $15,306            $10,179
                                                    =============  ===============  ===============
Noncash investing and financing activities:
           Common stock issued for acquisitions        $369,407          $73,049            $   -
                                                    =============  ===============  ===============

                                     F-29
