Form 10-Q
period 2000-07-30
SMITHFIELD FOODS INC
filed 2000-09-13
CIK 91388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


           x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 30, 2000

                                       or


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



 For the transition period from....................to..........................


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



                                                           Yes   x     No
                                                               ------    ------


          Class                        Shares outstanding at September 8, 2000
----------------------------           ----------------------------------------
Common Stock, $.50 par value                         54,492,911


                                      1-15

                             SMITHFIELD FOODS, INC.
                                    CONTENTS



PART I.  FINANCIAL INFORMATION                                                                                    PAGE
   Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets - July 30, 2000 and April 30, 2000                                    3-4

      Consolidated Condensed Statements of Income - 13 Weeks Ended July 30, 2000
          and August 1, 1999                                                                                       5

      Consolidated Condensed Statements of Cash Flows - 13 Weeks Ended July 30, 2000
         and August 1, 1999                                                                                        6

      Notes to Consolidated Condensed Financial Statements                                                        7-9

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                      10-12


PART II.  OTHER INFORMATION

    Item 2.  Change in Securities and Use of Proceeds                                                               13

    Item 4.  Submission of Matters to a Vote of Security Holders                                                 13-14

    Item 6.  Exhibits and Reports on Form 8-K                                                                      14





                                      2-15

                          PART I. FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                 July 30, 2000   April 30, 2000
-----------------------------------------------------------------------------
ASSETS                                          (Unaudited)

Current assets:
  Cash and cash equivalents                       $   46,157       $   49,882
  Accounts receivable, net                           367,575          390,037
  Inventories                                        699,546          665,143
  Prepaid expenses and other current assets           90,003          127,664
                                                  ----------       ----------
     Total current assets                          1,203,281        1,232,726
                                                  ----------       ----------

Property, plant and equipment                      1,659,791        1,612,043
  Less accumulated depreciation                     (425,825)        (398,469)
                                                  ----------       ----------
     Net property, plant and equipment             1,233,966        1,213,574
                                                  ----------       ----------

Other assets:
  Goodwill                                           326,280          320,148
  Investments in partnerships                        109,646          102,551
  Other                                              309,619          260,614
                                                  ----------       ----------
     Total other assets                              745,545          683,313
                                                  ----------       ----------

                                                  $3,182,792       $3,129,613
                                                  ==========       ==========





            See Notes to Consolidated Condensed Financial Statements




                                      3-15

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                                       July 30, 2000       April 30, 2000
-------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                    (Unaudited)
Current liabilities:
   Notes payable                                                        $   75,222           $   64,924
   Current portion of long-term debt and capital lease obligations          45,847               48,505
   Accounts payable                                                        277,929              270,004
   Accrued expenses and other current liabilities                          223,627              239,436
                                                                        ----------           ----------
      Total current liabilities                                            622,625              622,869
                                                                        ----------           ----------

Long-term debt and capital lease obligations                             1,213,585            1,187,770
                                                                        ----------           ----------

Other noncurrent liabilities:
   Deferred income taxes                                                   276,206              274,329
   Pension and postretirement benefits                                      77,129               78,656
   Other                                                                    30,145               30,311
                                                                        ----------           ----------
      Total other noncurrent liabilities                                   383,480              383,296
                                                                        ----------           ----------

Minority interests                                                          30,305               32,769
                                                                        ----------           ----------

Shareholders' equity:
   Preferred stock, $1.00 par value,  1,000,000  authorized
      shares
   Common stock, $.50 par value, 100,000,000
      authorized shares;  54,468,911 and 54,705,386 issued                  27,235               27,353
   Additional paid-in capital                                              467,017              473,974
   Retained earnings                                                       459,833              415,266
   Accumulated other comprehensive income                                  (21,288)             (13,684)
                                                                        ----------           ----------
      Total shareholders' equity                                           932,797              902,909
                                                                        ----------           ----------

                                                                        $3,182,792           $3,129,613
                                                                        ==========           ==========



            See Notes to Consolidated Condensed Financial Statements




                                      4-15

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                             13 Weeks Ended    13 Weeks Ended
(In thousands, except per share data)         July 30, 2000    August 1, 1999
-----------------------------------------------------------------------------

Sales                                            $1,421,326        $1,142,415
Cost of sales                                     1,191,926           994,919
                                                 ----------        ----------
Gross profit                                        229,400           147,496

Selling, general and administrative expenses        103,845            94,550
Depreciation expense                                 30,655            24,858
Interest expense                                     23,388            14,533
Minority interests                                     (246)            2,761
                                                 ----------        ----------

Income before income taxes                           71,758            10,794

Income taxes                                         27,189             3,864
                                                 ----------        ----------

Net income                                       $   44,569        $    6,930
                                                 ==========        ==========


Net income per common share:
      Basic                                      $      .82        $      .15
                                                 ==========        ==========
      Diluted                                    $      .81        $      .15
                                                 ==========        ==========


 Average common shares outstanding:
      Basic                                          54,660            45,859
                                                 ==========        ==========
      Diluted                                        55,343            47,088
                                                 ==========        ==========





            See Notes to Consolidated Condensed Financial Statements


                                      5-15

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                            13 Weeks Ended        13 Weeks Ended
(In thousands)                                                               July 30, 2000        August 1, 1999
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                     $ 44,569              $  6,930
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                              33,897                25,968
         Loss on sale of property, plant and equipment                               1,463                   603
         Changes in operating assets and liabilities, net of effect of
            acquisitions                                                           (20,070)              (19,056)
                                                                                   --------              --------
               Net cash provided by operating activities                            59,859                14,445
                                                                                   --------              --------

Cash flows from investing activities:
   Capital expenditures                                                            (30,506)              (28,877)
   Business acquisitions, net of cash                                               (7,916)               (4,849)
   Proceeds from sale of property, plant and equipment                                 859                   983
   Investments in partnerships and other assets                                    (38,478)                2,372
                                                                                   --------              --------
               Net cash used in investing activities                               (76,041)              (30,371)
                                                                                   --------              --------

Cash flows from financing activities:
   Net borrowings (repayments) on notes payable                                      5,418               (84,685)
   Proceeds from issuance of long-term debt                                            627                11,006
   Net borrowings on long-term credit facility                                      26,000                94,000
   Principal payments on long-term debt and capital lease obligations              (12,024)               (9,969)
   Repurchase and retirement of common stock                                        (7,992)                    -
   Exercise of common stock options                                                    471                 1,886
                                                                                   --------              --------
               Net cash provided by financing activities                            12,500                12,238
                                                                                   --------              --------

Net decrease in cash and cash equivalents                                           (3,682)               (3,688)
Effect of foreign exchange rate changes on cash                                        (43)                  403
Cash and cash equivalents at beginning of period                                    49,882                30,590
                                                                                   --------              --------
Cash and cash equivalents at end of period                                        $ 46,157              $ 27,305
                                                                                   ========              ========

Supplemental disclosures of cash flow information: Cash payments during period:
      Interest (net of amount capitalized)                                        $ 20,589              $ 10,980
                                                                                   ========              ========
      Income taxes                                                                $ 15,607              $ 10,886
                                                                                   ========              ========

Noncash Investing and Financing Activities:
   As discussed in Note 8, in fiscal 2000, the Company completed the acquisition of CFI and its affiliated companies and partnership interests in exchange for 4.3 million shares of the Company's common stock and the assumption of approximately $231.0 million in debt, plus other liabilities.



          See Notes to Consolidated Condensed Financial Statements

                                      6-15

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) These statements should be read in conjunction with the Consolidated Financial Statements and related notes which are included in the Company's Annual Report for the fiscal year ended April 30, 2000.

(2) The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the periods included in this report.

(3)  Inventories consist of the following:

     (In thousands)                              July 30, 2000    April 30, 2000
     --------------                              -------------    --------------

     Hogs on farms                                    $333,019          $323,639
     Fresh and processed meats                         292,188           264,479
     Manufacturing supplies                             53,479            55,937
     Other                                              20,860            21,088
                                                       -------           -------
                                                      $699,546          $665,143
                                                       =======           =======



(4) Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents, such as stock options. The computation for basic and diluted net income per share is as follows:

                                                      13 Weeks          13 Weeks
                                                         Ended             Ended
     (In thousands, except per share data)       July 30, 2000     August 1,1999
     -------------------------------------       -------------     -------------

     Net income                                        $44,569           $ 6,930
                                                        ------            ------

     Average common shares outstanding:
        Basic                                           54,660            45,859
        Dilutive stock options                             683             1,229
                                                        ------            ------
        Diluted                                         55,343            47,088
                                                        ======            ======

     Net income per common share:
        Basic                                          $   .82           $   .15
                                                        ======            ======
        Diluted                                        $   .81           $   .15
                                                        ======            ======


                                      7-15

         The summary below lists stock options outstanding at the end of each fiscal period which were not included in the computation of net income per diluted share because the options' exercise price was greater than the average market price of the common shares.

                                              July 30, 2000      August 1, 1999
                                              -------------      --------------

     Stock option shares excluded                 1,235,000              55,000
     Average option price per share                  $27.03              $32.38




(5)  The components of comprehensive income, net of related taxes, consist of:

                                                    13 Weeks            13 Weeks
                                                       Ended               Ended
     (In thousands)                            July 30, 2000      August 1, 1999
     --------------                            -------------      --------------

     Net income                                      $44,569            $ 6,930
     Other comprehensive income:
        Foreign currency translation                  (1,313)            (1,400)
        Unrealized (loss) gain on securities          (6,291)                82
                                                     -------             ------
     Comprehensive income                            $36,965             $5,612
                                                     =======             ======



(6) The following table presents information about the results of operations for each of the Company's reportable segments for the 13 weeks ended July 30, 2000 and August 1, 1999. Certain prior year amounts have been restated to conform to fiscal 2001 presentations.

                                  Meat           Hog       General
      (In thousands)           Processing    Production   Corporate      Total
      ---------------------  -------------------------------------------------

      July 30, 2000
      ---------------------

      Sales                    $1,330,024      $324,717     $     -  $1,654,741
      Intersegment sales                -      (233,415)          -    (233,415)
      Operating (loss) profit      (7,818)      111,151      (8,187)     95,146


      August 1, 1999
      ---------------------

      Sales                    $1,099,795      $142,196     $     -  $1,241,991
      Intersegment sales                -       (99,576)          -     (99,576)
      Operating profit (loss)      14,900        16,486      (6,059)     25,327



(7) In January of fiscal 2000, the Company completed the acquisition of Murphy Farms, Inc. ("MFI") and its affiliated companies for 11.1 million shares of the Company's common stock (subject to post-closing adjustments) and the assumption of approximately $203.0 million in debt, plus other liabilities. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $147.0 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the date of acquisition. Had the acquisition of MFI occurred at the beginning of fiscal 2000 it would not have had a material effect on sales. Net income and net income per diluted share would have been $8.2 million and $0.14 respectively for the 13 weeks ended August 1, 1999.

                                      8-15

(8) In May of fiscal 2000, the Company completed the acquisition of Carrolls Foods Inc. ("CFI") and its affiliated companies and partnership interests for 4.3 million shares of the Company's common stock and the assumption of approximately $231.0 million in debt, plus other liabilities. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $45.1 million.



                                      9-15

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



GENERAL

Smithfield Foods, Inc. (the "Company") is comprised of a Meat Processing Group ("MPG") and a Hog Production Group ("HPG"). The MPG consists of five wholly owned domestic pork processing subsidiaries and four international meat processing entities. The HPG consists primarily of three hog production operations located in the United States and certain joint venture investments outside the United States.


RESULTS OF OPERATIONS

The following acquisitions affect the comparability of the results of operations for the 13 week periods ended July 30, 2000 and August 1, 1999:

         In January of fiscal 2000, the Company completed the acquisition of Murphy Farms, Inc. ("MFI") and its affiliated companies for 11.1 million shares of the Company's common stock (subject to post-closing adjustments) and the assumption of approximately $203.0 million in debt, plus other liabilities. MFI is a hog producer that has approximately 345,000 sows which produce approximately 6.0 million market hogs annually. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $147.0 million.

         In August of fiscal 2000, the Company acquired the capital stock of Societe Financiere de Gestion et de Participation S.A. ("SFGP") a private-label processed meats manufacturer in France. SFGP had sales of approximately $100.0 million in calendar year 1998.

         The acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the results of operations from the dates of acquisition.

Consolidated

13 Weeks Ended July 30, 2000 -
13 Weeks Ended August 1, 1999

Sales in the first quarter of fiscal 2001 increased $278.9 million, or 24.4%, from the comparable period in the prior year. The increase in sales primarily reflected a 23.8% increase in unit selling prices in the MPG and the incremental sales of acquired businesses in both the HPG and MPG partially offset by a decrease in sales volume in fresh pork in the MPG as compared to the first quarter in the prior year. See the following section for comments on sales changes by business segment.

         Gross profit in the current quarter increased $81.9 million, or 55.5%, from the comparable period in the prior year primarily on the inclusion of MFI and sharply improved margins in the HPG due to higher live hog prices.

         Selling, general and administrative expenses increased $9.3 million, or 9.8%, in the first quarter of fiscal 2001 from the comparable period in fiscal 2000. The increase was primarily due to the inclusion of expenses of acquired businesses.

         Depreciation expense increased $5.8 million, or 23.3%, in the first quarter of fiscal 2001 from the comparable period in the prior year primarily due to the inclusion of the depreciation expense of acquired businesses.


                                     10-15

     Interest expense increased $8.9 million, or 60.9%, in the first quarter of fiscal 2001 from the comparable period in the prior year primarily due to an increase in average interest rates, additional borrowings associated with the share repurchase program, interest expense of acquired businesses and other long-term investments.

         The effective income tax rate for the first quarter of fiscal 2001 increased to 37.9% compared to 35.8% in the corresponding period of fiscal 2000 primarily on the inclusion of foreign earnings at higher marginal tax rates. The Company had a valuation allowance of $7.2 million related to income tax assets as of July 30, 2000 primarily related to losses in foreign jurisdictions for which no tax benefit was recognized. At August 1, 1999, the Company had no valuation allowances for deferred tax assets.

         Reflecting the factors previously discussed, net income increased to $44.6 million, or $ .81 per diluted share, in the first quarter of fiscal 2001, up from $6.9 million, or $.15 per diluted share, in the first quarter of fiscal 2000. Earnings per diluted share was also effected by a 19.2% increase in average shares outstanding due to shares issued in connection with business acquisitions in fiscal 2000.

Meat Processing Group

13 Weeks Ended July 30, 2000 -
13 Weeks Ended August 1, 1999

Sales in the MPG segment increased $230.2 million or 20.9% on a 23.8% increase in unit selling prices partially offset by a decrease in fresh pork volumes. Total sales tonnage decreased 4.8% primarily due to the decrease in fresh pork volumes as a result of a cutback in the number of hogs slaughtered. The Company reduced slaughter levels as a result of higher hog costs which increased 41.1% in the current quarter compared to the prior year.

         The MPG incurred an operating loss of $7.8 million compared to operating profit of $14.9 million in the prior year on a substantial increase in raw material costs (live hogs) noted above partially offset by an increase in unit selling prices.

Hog Production Group

13 Weeks Ended July 30, 2000 -
13 Weeks Ended August 1, 1999

The majority of the sales of the HPG group are to the MPG and, therefore, are eliminated in the Company's consolidated statements of income. Before intercompany eliminations, HPG sales increased sharply as a result of the inclusion of the sales of MFI and higher live hog prices in the period. With the acquisition of MFI, hogs sold in the current quarter increased to 2.7 million compared to approximately 1.3 million for the first quarter of fiscal 2000.

         Operating profit in the HPG improved to $111.2 million from $16.5 million in the previous year primarily as a result of the additional operating profits of MFI, a sharp increase in hog prices noted above and an increase in the number of hogs sold in the base business at substantially better margins in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $59.9 million for the 13 weeks ended July 30, 2000 compared to $14.4 million in the same period last year. In addition to the impact of sharply higher earnings in the current quarter, non-cash charges increased to $33.9 million from $26.0 million due primarily to the depreciation and amortization expense of acquired businesses.


                                     11-15

         Cash used in investing activities increased to $76.0 million in the current quarter from $30.4 million in the same period in the prior year. Capital expenditures totaled $30.5 million in the first quarter of fiscal 2001 primarily related to processed meats and plant improvement projects. In addition, during the current quarter, the Company made investments in long-term marketable securities and other long-term investments. These capital expenditures and investments were funded with cash provided by operations and borrowings under the Company's long-term revolving credit facility. As of July 30, 2000, the Company had definitive commitments of $60.2 million for capital expenditures primarily to increase its value-added fresh pork capacity at several of its processing plants. These expenditures are expected to be funded with cash provided by operations.

         Financing activities provided $12.5 million in the current quarter as additional borrowings were used for the repurchase of 0.3 million shares of the Company's common stock. The Company has been authorized to repurchase 4.0 million shares of which 3.3 million shares have been purchased under this authorization.



FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for the future. There may also be other statements of beliefs, future plans and strategies or anticipated events and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: availability and prices of live hogs and other raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, the cost of compliance with environmental and health standards and actions of domestic and foreign governments.


                                     12-15

                           PART II - OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds

At the annual meeting of shareholders held on August 29, 2000, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to provide for: (i) the classification, effective immediately, of the Board of Directors into three classes of directors with staggered terms of office, (ii) the removal of directors only with cause by the affirmative vote of the holders of shares representing at least two-thirds of the votes entitled to be cast on such action, and (iii) the filling of vacancies on the Board of Directors only by the remaining directors. The amendment further provides that these provisions may not be amended or repealed unless such action has been approved by the affirmative vote of the holders of shares representing at least two-thirds of the votes entitled to be cast by each voting group entitled to vote on such action. A copy of the amendment to the Articles of Incorporation is filed as
Exhibit 3.1(b) to this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      Annual meeting of Shareholders held August 29, 2000.


(b)      Not applicable


(c) There were 54,039,934 shares of Company's Common Stock and one Series B Special Voting Preferred Share outstanding as of July 12, 2000, the record date for the 2000 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote; the Series B Special Voting Preferred Share entitled the holder thereof to 691,636 votes; the total number of votes that shareholders could cast at the 2000 Annual Meeting of Shareholders was therefore 54,731,570. A total of 50,311,616 votes (or 91.9% of the total) were cast.


        All of management's nominees for directors of the corporation were elected with the following vote:


                                                       Votes           Broker
        Director Nominee           Votes For          Withheld       Non-Voters
        ----------------------  ---------------   ---------------   ------------

        Robert L. Burrus, Jr.     49,163,324         1,116,169          0
        Carol T. Crawford         49,715,633           563,860          0
        Ray A. Goldberg           49,700,354           579,139          0
        George E. Hamilton, Jr.   49,548,277           731,216          0
        Joseph W. Luter, III      49,576,141           703,352          0
        Wendell H. Murphy         49,578,542           700,951          0
        William H. Prestage       49,562,738           716,755          0
        Melvin O. Wright          49,712,538           566,955          0


         A proposal to amend the Company's Articles of Incorporation to provide, among other things, for the classification of the Board of Directors into three classes was approved by the shareholders with the following vote:

                                             Votes        Broker
         Votes For      Votes Against      Withheld     Non-Votes
         ----------     -------------     ---------     ---------
         30,618,938        12,785,875     1,555,282     5,319,398




         A proposal to amend the Company's 1998 Stock Incentive Plan to provide, among other things, for an increase by 1,500,000 in the number of shares of the Company's Common Stock reserved for issuance thereunder was approved by the shareholders with the following vote:


                                             Votes         Broker
         Votes For      Votes Against     Withheld      Non-Votes
         ----------     -------------     ---------     ---------
         47,486,266         1,045,728     1,747,499             0


                                     13-15

         A proposal to ratify the selection of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending April 29, 2001 was approved by the shareholders with the following vote:


                                               Votes           Broker
          Votes For      Votes Against      Withheld        Non-Votes
         ----------      -------------     ---------       ----------
         48,330,380            421,847     1,527,266                0




     (d) Not applicable



Item 6.  Exhibits and Reports on Form 8-K


A.  Exhibits

    Exhibit 3.1(a)       -     Amended and Restated Articles of Incorporation of
                               the Company, as amended through September 12, 2000.

    Exhibit 3.1(b)       -     Amendment to the Articles of Incorporation of the
                               Company approved by the shareholders of the Company on August 29, 2000.

    Exhibit 27           -     Financial Data Schedule




                                     14-15

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  SMITHFIELD FOODS, INC.




/s/ C. LARRY POPE
----------------------------------------------
    C. Larry Pope
    Vice President and Chief Financial Officer



/s/ DANIEL G. STEVENS
-------------------------------------------
    Daniel G. Stevens
    Vice President and Corporate Controller


  Date: September 13, 2000

                                     15-15