Form 10-Q
period 2000-10-29
SMITHFIELD FOODS INC
filed 2000-12-13
CIK 91388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 29, 2000

                                       or


   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from........................to........................


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

                                                         Yes   x     No
                                                            ------     -------


          Class                           Shares outstanding at December 8, 2000
----------------------------              --------------------------------------
Common Stock, $.50 par value                             54,440,211


                                      1-16

                             SMITHFIELD FOODS, INC.
                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                             PAGE

   Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets - October 29, 2000 and April 30, 2000                           3-4

      Consolidated Condensed Statements of Income - 13 Weeks Ended October 29, 2000
          and October 31,1999 and 26 Weeks Ended October 29, 2000 and October 31,1999                        5

      Consolidated Condensed Statements of Cash Flows - 26 Weeks Ended October 29, 2000
          and October 31, 1999                                                                               6

      Notes to Consolidated Condensed Financial Statements                                                  7-9

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                    10-14


PART II.  OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K                                                               15

                                      2-16

                         PART I. FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)                                      October 29, 2000       April 30, 2000
-----------------------------------------------------------------------------------------
ASSETS                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                              $   50,295           $   49,882
   Accounts receivable, net                                  380,581              390,037
   Inventories                                               726,313              665,143
   Prepaid expenses and other current assets                  71,958              127,664
                                                          ----------           ----------
      Total current assets                                 1,229,147            1,232,726
                                                          ----------           ----------

Property, plant and equipment                              1,680,881            1,612,043
   Less accumulated depreciation                            (451,702)            (398,469)
                                                          ----------           ----------
      Net property, plant and equipment                    1,229,179            1,213,574
                                                          ----------           ----------

Other assets:
   Goodwill                                                  319,714              320,148
   Investments in partnerships                               118,953              102,551
   Other                                                     379,961              260,614
                                                          ----------           ----------
      Total other assets                                     818,628              683,313
                                                          ----------           ----------

                                                          $3,276,954           $3,129,613
                                                          ==========           ==========

            See Notes to Consolidated Condensed Financial Statements

                                      3-16

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)                                                          October 29, 2000       April 30, 2000
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                          (Unaudited)
Current liabilities:
   Notes payable                                                              $   58,152           $   64,924
   Current portion of long-term debt and capital lease obligations                41,702               48,505
   Accounts payable                                                              269,186              270,004
   Accrued expenses and other current liabilities                                235,382              239,436
                                                                              ----------           ----------
      Total current liabilities                                                  604,422              622,869
                                                                              ----------           ----------

Long-term debt and capital lease obligations                                   1,260,360            1,187,770
                                                                              ----------           ----------

Other noncurrent liabilities:
   Deferred income taxes                                                         287,572              274,329
   Pension and postretirement benefits                                            74,353               78,656
   Other                                                                          27,242               30,311
                                                                              ----------           ----------
      Total other noncurrent liabilities                                         389,167              383,296
                                                                              ----------           ----------

Minority interests                                                                27,693               32,769
                                                                              ----------           ----------

Shareholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 authorized shares                       -                    -
   Common stock, $.50 par value, 100,000,000
      authorized shares;  54,429,711 and 54,705,386 issued                        27,215               27,353
   Additional paid-in capital                                                    465,947              473,974
   Retained earnings                                                             504,410              415,266
   Accumulated other comprehensive income                                         (2,260)             (13,684)
                                                                              ----------           ----------
      Total shareholders' equity                                                 995,312              902,909
                                                                              ----------           ----------

                                                                              $3,276,954           $3,129,613
                                                                              ==========           ==========

            See Notes to Consolidated Condensed Financial Statements


                                      4-16

                             SMITHFIELD FOODS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                              13 Weeks Ended    13 Weeks Ended        26 Weeks Ended    26 Weeks Ended
(In thousands, except per share data)       October 29, 2000  October 31, 1999      October 29, 2000  October 31, 1999
----------------------------------------------------------------------------------------------------------------------
Sales                                             $1,430,918        $1,230,129            $2,852,244        $2,372,544
Cost of sales                                      1,196,123         1,057,525             2,388,049         2,052,408
                                                  ----------        ----------            ----------         ---------
Gross profit                                         234,795           172,604               464,195           320,136

Selling, general and administrative expenses         108,417            96,721               212,262           191,306
Depreciation expense                                  30,524            25,815                61,179            50,674
Interest expense                                      25,007            16,760                48,395            31,293
Minority interests                                      (923)             (875)               (1,169)            1,886
                                                  ----------        ----------            ----------         ---------

Income before income taxes                            71,770            34,183               143,528            44,977

Income taxes                                          27,194            11,969                54,383            15,833
                                                  ----------        ----------            ----------         ---------

Net income                                        $   44,576        $   22,214            $   89,145        $   29,144
                                                  ==========        ==========            ==========        ==========



Net income per common share:
      Basic                                       $      .82        $      .49            $     1.63        $      .64
                                                  ==========        ==========            ==========        ==========
      Diluted                                     $      .81        $      .48            $     1.61        $      .62
                                                  ==========        ==========            ==========        ==========


 Average common shares outstanding:
      Basic                                           54,474            45,585                54,567            45,722
                                                  ==========        ==========            ==========        ==========
      Diluted                                         55,158            46,433                55,252            46,772
                                                  ==========        ==========            ==========        ==========


            See Notes to Consolidated Condensed Financial Statements

                                      5-16

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            26 Weeks Ended         26 Weeks Ended
(In thousands)                                                            October 29, 2000       October 31, 1999
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                    $  89,145              $  29,144
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                              68,169                 54,328
         (Gain) loss on sale of property, plant and equipment                        4,857                   (182)
         Changes in operating assets and liabilities, net of effect of
            acquisitions                                                           (43,798)               (75,589)
                                                                                 ---------              ---------
               Net cash provided by operating activities                           118,373                  7,701
                                                                                 ---------              ---------

Cash flows from investing activities:
   Capital expenditures                                                            (69,709)               (52,917)
   Business acquisitions, net of cash                                               (7,930)               (25,478)
   Proceeds from sale of property, plant and equipment                                 387                  2,335
   Investments in long-term marketable securities                                  (60,415)               (10,262)
   Investments in partnerships                                                     (17,936)                (3,913)
                                                                                 ---------              ---------
               Net cash used in investing activities                              (155,603)               (90,235)
                                                                                 ---------              ---------

Cash flows from financing activities:
   Net repayments on notes payable                                                  (9,206)              (164,613)
   Proceeds from issuance of long-term debt                                         19,688                249,523
   Net borrowings on long-term credit facility                                      57,000                173,000
   Principal payments on long-term debt and capital lease obligations              (22,558)              (149,983)
   Repurchase and retirement of common stock                                        (9,691)               (31,667)
   Exercise of common stock options                                                    906                  2,946
                                                                                 ---------              ---------
               Net cash provided by financing activities                            36,139                 79,206
                                                                                 ---------              ---------

Net decrease in cash and cash equivalents                                           (1,091)                (3,328)
Effect of foreign exchange rate changes on cash                                      1,504                   (384)
Cash and cash equivalents at beginning of period                                    49,882                 30,590
                                                                                 ---------              ---------
Cash and cash equivalents at end of period                                       $  50,295              $  26,878
                                                                                 =========              =========

Supplemental disclosures of cash flow information:
   Cash payments during period:
      Interest (net of amount capitalized)                                       $  52,801              $  28,088
                                                                                 =========              =========
      Income taxes                                                               $  47,639              $  12,362
                                                                                 =========              =========

Noncash investing and financing activities:
     In May of fiscal 2000, the Company completed the acquisition of Carroll's Foods, Inc. and its affiliated companies and partnership interests in exchange for 4.3 million shares of the Company's common stock and the assumption of approximately $231.0 million in debt, plus other liabilities. See also Note 7.


            See Notes to Consolidated Condensed Financial Statements

                                      6-16

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) These statements should be read in conjunction with the Consolidated Financial Statements and related notes, which are included in the Company's Annual Report, for the fiscal year ended April 30, 2000. The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in this report.

(2)  Inventories consist of the following:

     (In thousands)                    October 29, 2000        April 30, 2000
     --------------                    ----------------        --------------
     Hogs on farms                            $ 316,816             $ 323,639
     Fresh and processed meats                  335,480               264,479
     Manufacturing supplies                      56,002                55,937
     Other                                       18,015                21,088
                                              ---------             ---------
                                              $ 726,313             $ 665,143
                                              =========             =========

(3) Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents, such as stock options. The computation for basic and diluted net income per share is as follows:

                                                        13 Weeks Ended                      26 Weeks Ended
                                             --------------------------------------------------------------------
(In thousands,                                  October 29,       October 31,       October 29,        October 31,
except per share data)                                2000              1999              2000               1999
---------------------                           ----------        ----------         ---------         ----------
Net income                                         $44,576           $22,214          $ 89,145            $29,144
                                                   -------           -------          --------            -------
Average common shares outstanding:
   Basic                                            54,474            45,585            54,567             45,722
   Dilutive stock options                              684               848               685              1,050
                                                   -------           -------          --------            -------
   Diluted                                          55,158            46,433            55,252             46,772
                                                   =======           =======          ========            =======
Net income per common share:
   Basic                                           $   .82           $   .49          $   1.63            $   .64
                                                   =======           =======          ========            =======
   Diluted                                         $   .81           $   .48          $   1.61            $   .62
                                                   =======           =======          ========            =======


        The summary below lists stock options outstanding at the end of each fiscal period which were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the common shares.

                                                       13 Weeks Ended                          26 Weeks Ended
                                             -----------------------------------------------------------------------
                                               October 29,         October 31,          October 29,       October 31,
                                                     2000                1999                 2000              1999
                                               ----------          ----------           ----------        ----------
Stock option shares excluded                    1,045,000             370,000            1,195,000           180,000
Average option price per share                     $27.14              $28.92               $27.03            $30.16


(4)  The components of comprehensive income, net of related taxes, consist of:

                                      7-16

                                                       13 Weeks Ended                       26 Weeks Ended
                                             ---------------------------------------------------------------------
                                               October 29,        October 31,       October 29,        October 31,
(In thousands)                                       2000               1999              2000               1999
--------------                                 ----------         ----------        ----------         ----------
Net income                                        $44,576            $22,214          $ 89,145            $29,144
Other comprehensive income:
   Foreign currency translation                    (6,327)            (1,485)           (7,640)            (2,985)
   Unrealized gain (loss) on securities            25,355               (471)           19,064               (288)
                                                  -------            -------          --------            -------
Comprehensive income                              $63,604            $20,258          $100,569            $25,871
                                                  =======            =======          ========            =======


(5) The following table presents information about the results of operations for each of the Company's reportable segments for the 13 and 26 weeks ended October 29, 2000 and October 31, 1999, respectively. Certain prior year amounts have been restated to conform to fiscal 2001 presentations.

                                                    Meat            Hog      General
(In thousands)                                Processing     Production    Corporate            Total
-----------------------------------------------------------------------------------------------------
13 Weeks Ended:
      October 29, 2000
      ---------------------
      Sales                                   $1,351,582       $311,752     $      -       $1,663,334
      Intersegment sales                               -       (232,416)           -         (232,416)
      Operating profit (loss)                     32,429         72,736       (8,388)          96,777

      October 31, 1999
      ---------------------
      Sales                                   $1,208,974       $123,627     $      -       $1,332,601
      Intersegment sales                               -       (102,472)           -         (102,472)
      Operating profit (loss)                     44,320         13,279       (6,656)          50,943
------------------------------------------------------------------------------------------------------
26 Weeks Ended:
      October 29, 2000
      ---------------------
      Sales                                   $2,681,606       $636,469     $      -       $3,318,075
      Intersegment sales                               -       (465,831)           -         (465,831)
      Operating profit (loss)                     24,611        183,887      (16,575)         191,923

      October 31, 1999
      ---------------------
      Sales                                   $2,330,594       $243,998     $      -       $2,574,592
      Intersegment sales                               -       (202,048)           -         (202,048)
      Operating profit (loss)                     59,220         29,764      (12,714)          76,270

(6) In January 2000, the Company completed the acquisition of Murphy Farms, Inc. ("MFI") and its affiliated companies for 11.1 million shares of the Company's common stock (subject to post-closing adjustments) and the assumption of approximately $203.0 million in debt, plus other liabilities. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $147.0 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the date of acquisition. Had the acquisition of MFI occurred at the beginning of fiscal 2000, sales would have been $1.3 million and $2.5 million for the 13 weeks and the 26 weeks ended October 31, 1999, respectively. Net income and net income per diluted share would have been $20.5 million and $.36, respectively, for the 13 weeks ended October 31, 1999, and $28.6 million and $.50, respectively, for the 26 weeks ended October 31, 1999.

                                      8-16

(7) In May 1999 (fiscal 2000), the Company completed the acquisition of Carroll's Foods, Inc. ("CFI") and its affiliated companies and partnership interests for 4.3 million shares of the Company's common stock and the assumption of approximately $231.0 million in debt, plus other liabilities. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $45.1 million.

(8) In August 1999 (fiscal 2000), the Company acquired all of the capital stock of Societe Financiere de Gestion et de Participation S.A. ("SFGP"). SFGP had sales of approximately $100.0 million in calendar year 1998.

(9) On October 1, 2000, IBP, inc. ("IBP") entered into a merger agreement with Rawhide Holdings Corporation, an affiliate of Donaldson Lufkin & Jenrette, certain members of IBP senior management, Archer Daniels Midland Company and Booth Creek Partners which provided for a leveraged buyout of IBP for $22.25 per share in cash.

         On November 12, 2000, the Company made an offer to a special committee of the board of directors of IBP to acquire all of the outstanding shares of IBP through a tax-free merger. Pursuant to the merger, IBP shareholders would receive $25.00 per share payable in Smithfield Foods common stock at an exchange ratio based on the average price of Smithfield Foods shares for a period prior to the closing. The proposal provides for a maximum exchange ratio of 0.878 for each IBP share if the pre-closing average trading price of Smithfield Foods stock is below $28.46 and a minimum exchange ratio of
     0.719 if the pre-closing average trading price is above $34.79. The proposed transaction would have a total transaction value of approximately $4.1 billion, including the assumption of $1.4 billion of IBP debt. The Company expects to use the pooling-of-interests method of accounting for the proposed combination. The offer is subject to certain conditions set forth in the Company's proposal letter which is included in the press release attached as Exhibit 1 to the Company's Schedule 13D.

         On November 16, 2000, the Company and IBP entered into a confidentiality agreement. Since that time the Company and its advisors have been conducting a due diligence review of IBP and have engaged in discussions with IBP and its advisors.

         On December 4, 2000, Tyson Foods, Inc. made an offer to the special committee of the board of directors of IBP to acquire all of the outstanding shares of IBP through a transaction in which Tyson would first make a cash tender offer for 50.1% of the outstanding IBP shares at a price of $26.00 per share and would then effect a merger in which each remaining IBP share would be converted into the right to receive an amount of Tyson Class A Common Stock derived from a formula based on the pre-closing average trading price of Tyson Class A Common Stock subject to a maximum exchange ratio of 2.063 Tyson shares and a minimum exchange ratio of 1.688 Tyson shares per IBP share. The Tyson offer is also subject to certain conditions described in Tyson's offer letter. On December 4, 2000, IBP announced that it had executed a confidentiality agreement with Tyson and would commence discussions with Tyson and permit Tyson to engage in a due diligence review of IBP.

         On December 4, 2000, the Company issued a press release regarding the Tyson proposal. The Company's response included, in part, the following statements. "It is by no means clear that the proposal Tyson made today represents superior long-term value over ours. Indeed, we believe that the Smithfield-IBP combination is the more attractive combination given our experience in the meat business, the synergies we can generate by combining our companies, our track record of successfully integrating management teams, and our history of creating shareholder value. . . . We will continue moving forward with the due diligence process and evaluating our next steps, consistent with our disciplined approach to investing our shareholders' assets."

         On December 12, 2000, Tyson commenced a cash tender offer for 50.1% of the outstanding shares of IBP at a price of $26.00 per share.


                                      9-16

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


RESULTS OF OPERATIONS
---------------------

The following acquisitions affect the comparability of the results of operations for the 13 and 26 weeks ended October 29, 2000 and October 31, 1999:

     In January of fiscal 2000, the Company completed the acquisition of Murphy Farms, Inc. ("MFI") and its affiliated companies for 11.1 million shares of the Company's common stock (subject to post-closing adjustments) and the assumption of approximately $203.0 million in debt, plus other liabilities. MFI is a hog producer with approximately 345,000 sows that produce approximately 6.0 million market hogs annually. The purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $147.0 million.

     In August of fiscal 2000, the Company acquired the capital stock of Societe Financiere de Gestion et de Participation S.A. ("SFGP"), a private-label processed meats manufacturer in France. SFGP had sales of approximately $100.0 million in calendar year 1998.

     These acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the results of operations from the dates of acquisition.


Consolidated

Sales in the 13 and 26 weeks ended October 29, 2000 increased by $200.8 million, or 16.3%, and by $479.7 million, or 20.2%, respectively, from the comparable prior year periods. The increases in sales reflected a 12.1% and a 19.2% increase in unit selling prices in the MPG for the 13 and 26 weeks ended October 29, 2000, respectively, and the incremental sales of acquired businesses. See the following section for comments on sales changes by business segment.

     Gross profit in the 13 and 26 weeks ended October 29, 2000 increased
$62.2 million, or 36.0%, and $144.1 million, or 45.0%, respectively, from the comparable periods last year. The current year gross profit increases are primarily the result of the inclusion of MFI and sharply improved margins in the HPG due to higher live hog prices.

     Selling, general and administrative expenses in the 13 and 26 weeks ended October 29, 2000 increased $11.7 million, or 12.1%, and $21.0 million, or 11.0%, respectively, from the comparable periods in fiscal 2000. The increases were primarily due to the inclusion of expenses of acquired businesses and increased promotion of processed meats.

     Depreciation expense in the 13 and 26 weeks ended October 29, 2000 increased $4.7 million, or 18.2%, and $10.5 million, or 20.7%, respectively, from the comparable periods a year earlier. The increases are primarily due to the inclusion of depreciation expense of acquired businesses. In addition, depreciation increased in the base business reflecting prior capital expenditures to increase processed meats and value-added fresh pork capacities.

                                     10-16

     Interest expense increased $8.2 million, or 49.2%, and $17.1 million, or 54.7%, in the 13 and 26 weeks ended October 29, 2000, respectively, compared to the same periods last year. This increase is primarily due to the interest expense of acquired businesses, additional borrowings associated with the Company's investment in the common stock of IBP, inc. and the share repurchase program and an increase in average interest rates.

     The effective income tax rate increased to 37.9% in both the 13 and 26 weeks ended October 29, 2000 compared to 35.0% and 35.2%, respectively, in the corresponding periods last year on the inclusion of foreign earnings at higher effective tax rates. The Company had a valuation allowance of $8.7 million related to income tax assets as of October 29, 2000 primarily related to losses in foreign jurisdictions for which no tax benefit was recognized.

     Reflecting the foregoing factors, net income increased to $44.6 million, or $.81 per diluted share, and $89.1 million, or $1.61 per diluted share, in the 13 and 26 weeks ended October 29, 2000, respectively, as compared to $22.2 million, or $.48 per diluted share, and $29.1 million, or $.62 per diluted share, in the same periods ending October 31, 1999, respectively. Earnings per diluted share in the 13 and 26 weeks ended October 29, 2000 was effected by an 18.8% and an 18.1% increase, respectively, in the average common shares outstanding due to shares issued in connection with business acquisitions in the last half of fiscal 2000.


Meat Processing Group

Sales in the MPG segment increased $142.6 million, or 11.8%, in the 13 weeks ended October 29, 2000 on a 12.1% increase in unit selling prices. In this period, total sales tonnage remained flat with a modest increase in fresh pork volume being offset by a slight decrease in processed meats volume. Sales increased $351.0 million, or 15.1%, in the 26 weeks ended October 29, 2000 on a 19.2% increase in unit selling prices offset by a 3% decrease in total sales volume. This sales volume decrease is primarily due to the elimination of certain low margin export product lines.

     MPG operating profit in the 13 and 26 weeks ended October 29, 2000 decreased to $32.4 million from $44.3 million and to $24.6 million from $59.2 million, respectively, in the corresponding prior year periods due to sharply lower fresh pork margins. The lower margins were due to a 20.4% and a 30.0% increase in raw material costs (live hogs) in the 13- and 26-week periods, respectively, all of which could not be passed through in the form of higher unit selling prices. The decrease in fresh pork margins was partially offset by an increase in processed meats margins, which benefited from better pricing and production efficiencies.


Hog Production Group

HPG sales increased sharply as a result of the inclusion of the sales of MFI and higher live hog prices in the period. With the acquisition of MFI, hogs sold in the 13 and 26 weeks ended October 29, 2000 increased to 3.2 million and 6.0 million, respectively, compared to 1.4 million and 2.8 million, respectively, for the corresponding prior year periods. Most HPG sales represent intersegment sales to the MPG and, therefore, are eliminated in the Company's consolidated condensed statements of income.

     Operating profit in the 13 and 26 weeks ended October 29, 2000 at the HPG improved to $72.7 million and $183.9 million, respectively, from $13.3 million and $29.8 million, respectively, for the comparable prior year periods primarily as a result of sharp increases in hog prices, the additional hog production of MFI, and improved raising efficiencies and synergies between the HPG and the MPG. Operating profit in the current 13-week period includes a pretax gain of $7.0 million for insurance settlements for the recovery of losses incurred in hog production related to Hurricane Floyd. The actual losses arising from production inefficiencies associated with the hurricane were reflected in each of the last four quarters.

                                     11-16

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operations totaled $118.4 million for the 26 weeks ended October 29, 2000 compared to $7.7 million in the same period last year. In addition to the impact of sharply higher earnings in the current period, non-cash charges increased to $68.2 million from $54.3 million due to the inclusion of depreciation and amortization expenses of acquired businesses. Changes in operating assets and liabilities traditionally show significant cash usage during this period of the fiscal year as the Company builds large inventories of hams in the summer months to be sold during the fall holiday season in the third quarter. Cash usage for operating assets and liabilities was $31. 8 million less in the current period compared to the same period last year primarily due to large reductions from the April 30, 2000 position in deposits with brokers for outstanding commodity futures contracts.

     Cash used in investing activities increased to $155.6 million in the first half of fiscal 2001 from $90.2 million in the same period in fiscal 2000. Capital expenditures totaled $69.7 million in the current period primarily related to processed meats and plant improvement projects. In addition, during the current period, the Company invested $60.4 million in long-term marketable securities, $25.8 million in partnerships and business acquisitions. These capital expenditures and investments were funded with cash provided by operations and borrowings under the Company's long-term revolving credit facility. As of October 29, 2000, the Company had definitive commitments of $72.3 million for capital expenditures primarily for processed meats expansion, production efficiencies and the addition of hog production facilities in Utah.

     Financing activities provided cash of $36.1 million in the current period. The Company borrowed $57.0 million on the long-term credit facility and issued $19.7 million of new debt to cover operating and investing activities as well as for the repayment of scheduled debt and for the repurchase of 0.3 million shares of the Company's common stock. The Company has been authorized to repurchase 4.0 million shares of which 3.3 million shares have been purchased under this authorization.


OUTLOOK
-------

Hog prices are expected to decline, as they traditionally do, in the third fiscal quarter. This will impact the profitability of the HPG; however, margins in fresh pork are expected to improve significantly from the first half of the year. The third quarter is traditionally the best quarter for the MPG as fresh pork margins are generally good and margins on processed meats peak as the result of strong sales for the fall and holiday seasons.


RECENT DEVELOPMENTS
-------------------

On October 1, 2000, IBP, inc. ("IBP") entered into a merger agreement with Rawhide Holdings Corporation, an affiliate of Donaldson Lufkin & Jenrette, certain members of IBP senior management, Archer Daniels Midland Company and Booth Creek Partners which provided for a leveraged buyout of IBP for $22.25 per share in cash.

     On November 12, 2000, the Company made an offer to a special committee of the board of directors of IBP to acquire all of the outstanding shares of IBP through a tax-free merger. Pursuant to the merger, IBP shareholders would receive $25.00 per share payable in Smithfield Foods common stock at an exchange ratio based on the average price of Smithfield Foods shares for a period prior to the closing. The proposal provides for a maximum exchange ratio of 0.878 for each IBP share if the pre-closing average trading price of Smithfield Foods stock is below $28.46 and a minimum exchange ratio of 0.719 if the pre-closing average trading price is above $34.79. The proposed transaction would have a total transaction value of approximately $4.1 billion, including the assumption of $1.4 billion of IBP debt. The Company expects to use the pooling-of-interests method of accounting for the proposed combination. The offer is subject to certain conditions set forth in the Company's proposal letter which is included in the press release attached as Exhibit 1 to the Company's Schedule 13D.

     On November 16, 2000, the Company and IBP entered into a confidentiality agreement. Since that time the Company and its advisors have been conducting a due diligence review of IBP and have engaged in discussions with IBP and its advisors.

                                     12-16

     On December 4, 2000, Tyson Foods, Inc. made an offer to the special committee of the board of directors of IBP to acquire all of the outstanding shares of IBP through a transaction in which Tyson would first make a cash tender offer for 50.1% of the outstanding IBP shares at a price of $26.00 per share and would then effect a merger in which each remaining IBP share would be converted into the right to receive an amount of Tyson Class A Common Stock derived from a formula based on the pre-closing average trading price of Tyson Class A Common Stock subject to a maximum exchange ratio of 2.063 Tyson shares and a minimum exchange ratio of 1.688 Tyson shares per IBP share. The Tyson offer is also subject to certain conditions described in Tyson's offer letter. On December 4, 2000, IBP announced that it had executed a confidentiality agreement with Tyson and would commence discussions with Tyson and permit Tyson to engage in a due diligence review of IBP.

     On December 4, 2000, the Company issued a press release regarding the Tyson proposal. The Company's response included, in part, the following statements. "It is by no means clear that the proposal Tyson made today represents superior long-term value over ours. Indeed, we believe that the Smithfield-IBP combination is the more attractive combination given our experience in the meat business, the synergies we can generate by combining our companies, our track record of successfully integrating management teams, and our history of creating shareholder value. . . . We will continue moving forward with the due diligence process and evaluating our next steps, consistent with our disciplined approach to investing our shareholders' assets."

     On December 12, 2000, Tyson commenced a cash tender offer for 50.1% of the outstanding shares of IBP at a price of $26.00 per share.


FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include statements concerning Smithfield's or IBP's outlook for the future, the ability to realize estimated synergies, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. The following factors, among others, could cause actual results to differ materially from those expressed in, or implied by, the statements: the risks that Smithfield's and IBP's businesses will not be integrated successfully, the risk that Smithfield and IBP will not realize estimated synergies, costs relating to the proposed transaction, the availability and prices of live hogs, live cattle, raw materials and supplies, product pricing, the competitive environment and related market conditions, operating efficiencies, access to capital, actions of domestic and foreign governments and other factors discussed in Smithfield's and IBP's respective filings with the SEC.

     More detailed information pertaining to Smithfield's proposal will be set forth in appropriate filings to be made with the SEC. We urge stockholders to read any relevant documents that may be filed with the SEC because they will contain important information. Stockholders will be able to obtain a free copy of any filings containing information about Smithfield and IBP, without charge, at the SEC's Internet site (http://www.sec.gov). Copies of any filings containing information about Smithfield can also be obtained, without charge, by directing a request to Smithfield Foods, Inc., 200 Commerce Street, Smithfield, Virginia 23430, Attention: Office of the Corporate Secretary (757-365-3000).

     This communication shall not constitute an offer to sell or the solicitation of an offer to buy securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Smithfield and certain other persons named below may be deemed to be participants in the solicitation of proxies. The participants in this solicitation may include the directors and executive officers of Smithfield. A detailed list of the names of Smithfield's directors and officers

                                     13-16
is contained in Smithfield's proxy statement for its 2000 annual meeting, which may be obtained without charge at the SEC's Internet site (http://www.sec.gov).

     As of the date of this communication, none of the foregoing participants, other than Smithfield (which beneficially owns approximately 6.6% of IBP's common stock), individually beneficially owns in excess of 5% of IBP's common stock. Except as disclosed above and in Smithfield's proxy statement for its 2000 annual meeting and other documents filed with the SEC including Smithfield's Schedule 13D relating to the IBP common stock, to the knowledge of Smithfield, none of the directors or executive officers of Smithfield has any material interest, direct or indirect, by security holdings or otherwise, in Smithfield or IBP.

                                     14-16

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


A.       Exhibits

         Exhibit 27               -        Financial Data Schedule


B.       Reports on Form 8-K

         None

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



SMITHFIELD FOODS, INC.


/s/ C. LARRY POPE
--------------------------------------------
  C. Larry Pope
  Vice President and Chief Financial Officer



/s/ DANIEL G. STEVENS
--------------------------------------------
  Daniel G. Stevens
  Vice President and Corporate Controller


  Date: December 13, 2000

                                     16-16