Form 10-Q
period 2001-01-28
SMITHFIELD FOODS INC
filed 2001-03-14
CIK 91388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 28, 2001
                                                ----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________



                          COMMISSION FILE NUMBER 0-2258

                             SMITHFIELD FOODS, INC.
                               200 Commerce Street
                           Smithfield, Virginia 23430

                                 (757) 365-3000


          Virginia                                    52-0845861
-----------------------------                 ---------------------------
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

Yes [ X ]   No [   ]




         Class                            Shares outstanding at March 9, 2001
------------------------------            ------------------------------------
Common Stock, $.50 par value                           53,085,211

                                     1-16

                             SMITHFIELD FOODS, INC.
                                    CONTENTS


PART I  --  FINANCIAL INFORMATION                                                                              PAGE
  Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets - January 28, 2001 and April 30, 2000                                3-4

     Consolidated Condensed Statements of Income - 13 Weeks Ended January 28, 2001 and January 30, 2000
         and 39 Weeks Ended January 28, 2001 and January 30, 2000                                                5

     Consolidated Condensed Statements of Cash Flows - 39 Weeks Ended January 28, 2001 and January 30, 2000      6

     Notes to Consolidated Condensed Financial Statements                                                       7-9

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                               10-13


PART II  --  OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                                                   14


  Item 6.  Exhibits and Reports on Form 8-K.                                                                    15




                                      2-16

                         PART I -- FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)                                 January 28, 2001  April 30, 2000
--------------------------------------------------------------------------------
ASSETS                                               (Unaudited)

Current assets:
   Cash and cash equivalents                        $    52,586     $    49,882
   Accounts receivable, net                             369,953         390,037
   Inventories                                          693,679         665,143
   Prepaid expenses and other current assets             72,383         127,664
                                                    -----------     -----------
      Total current assets                            1,188,601       1,232,726
                                                    -----------     -----------

Property, plant and equipment                         1,778,700       1,612,043
   Less accumulated depreciation                       (493,606)       (398,469)
                                                    -----------     -----------
      Net property, plant and equipment               1,285,094       1,213,574
                                                    -----------     -----------

Other assets:
   Goodwill                                             347,678         320,148
   Investments in partnerships                           91,211         102,551
   Other                                                259,021         260,614
                                                    -----------     -----------
      Total other assets                                697,910         683,313
                                                    -----------     -----------

                                                    $ 3,171,605     $ 3,129,613
                                                    ===========     ===========



            See Notes to Consolidated Condensed Financial Statements

                                      3-16



                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)                                                  January 28, 2001  April 30, 2000
-------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (Unaudited)
Current liabilities:
   Notes payable                                                     $    36,810     $    64,924
   Current portion of long-term debt and capital lease obligations        68,541          48,505
   Accounts payable                                                      310,768         270,004
   Accrued expenses and other current liabilities                        256,169         239,436
                                                                     -----------     -----------
      Total current liabilities                                          672,288         622,869
                                                                     -----------     -----------

Long-term debt and capital lease obligations                           1,015,575       1,187,770
                                                                     -----------     -----------

Other noncurrent liabilities:
   Deferred income taxes                                                 280,764         274,329
   Pension and postretirement benefits                                    72,828          78,656
   Other                                                                  25,712          30,311
                                                                     -----------     -----------
      Total other noncurrent liabilities                                 379,304         383,296
                                                                     -----------     -----------

Minority interests                                                        44,816          32,769
                                                                     -----------     -----------

Shareholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 authorized shares            --              --
   Common stock, $.50 par value, 100,000,000
      authorized shares; 54,218,211 and 54,705,386 issued                 27,109          27,353
   Additional paid-in capital                                            459,544         473,974
   Retained earnings                                                     585,258         415,266
   Accumulated other comprehensive income                                (12,289)        (13,684)
                                                                     -----------     -----------
      Total shareholders' equity                                       1,059,622         902,909
                                                                     -----------     -----------

                                                                     $ 3,171,605     $ 3,129,613
                                                                     ===========     ===========




            See Notes to Consolidated Condensed Financial Statements


                                      4-16

                             SMITHFIELD FOODS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              13 Weeks Ended     13 Weeks Ended    39 Weeks Ended     39 Weeks Ended
(In thousands, except per share data)                       January 28, 2001   January 30, 2000  January 28, 2001   January 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                            $ 1,537,372        $ 1,377,166       $ 4,389,617        $ 3,749,710
Cost of sales                                                      1,307,879          1,200,983         3,695,928          3,253,391
                                                                 -----------        -----------       -----------        -----------
Gross profit                                                         229,493            176,183           693,689            496,319

Selling, general and administrative expenses                         124,460             99,215           336,722            290,521
Depreciation expense                                                  31,145             28,430            92,324             79,104
Interest expense                                                      22,657             20,370            71,052             51,663
Minority interests                                                     2,559                921             1,391              2,807
Gain on sale of IBP common stock                                     (76,480)              --             (76,480)              --
                                                                 -----------        -----------       -----------        -----------

Income before income taxes                                           125,152             27,247           268,680             72,224

Income taxes                                                          44,303              9,759            98,686             25,592
                                                                 -----------        -----------       -----------        -----------

Net income                                                       $    80,849        $    17,488       $   169,994        $    46,632
                                                                 ===========        ===========       ===========        ===========


Net income per common share:
      Basic                                                      $      1.49        $       .37       $      3.12        $      1.00
                                                                 ===========        ===========       ===========        ===========
      Diluted                                                    $      1.46        $       .36       $      3.08        $       .98
                                                                 ===========        ===========       ===========        ===========


 Average common shares outstanding:
      Basic                                                           54,440             47,800            54,525             46,570
                                                                 ===========        ===========       ===========        ===========
      Diluted                                                         55,273             48,413            55,260             47,366
                                                                 ===========        ===========       ===========        ===========




            See Notes to Consolidated Condensed Financial Statements

                                      5-16

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    39 Weeks Ended     39 Weeks Ended
(In thousands)                                                                    January 28, 2001   January 30, 2000
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                            $ 169,994          $  46,632
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                                     103,573             86,262
         Gain on sale of IBP common stock                                                  (76,480)              --
         (Gain) loss on sale of property, plant and equipment                                3,780             (1,087)
         Changes in operating assets and liabilities, net of effect of
            acquisitions                                                                    55,785            (11,361)
                                                                                         ---------          ---------
               Net cash provided by operating activities                                   256,652            120,446
                                                                                         ---------          ---------

Cash flows from investing activities:
   Capital expenditures                                                                   (106,506)           (75,940)
   Business acquisitions, net of cash                                                      (26,855)           (25,729)
   Proceeds from sale of IBP common stock                                                  186,445               --
   Proceeds from sale of property, plant and equipment                                       3,942              3,484
   Investments in IBP common stock                                                         (60,240)           (38,425)
   Investments in partnerships                                                              (2,394)           (13,826)
                                                                                         ---------          ---------
               Net cash used in investing activities                                        (5,608)          (150,436)
                                                                                         ---------          ---------

Cash flows from financing activities:
   Net repayments on notes payable                                                         (36,286)          (269,101)
   Proceeds from issuance of long-term debt                                                 28,491            250,082
   Net (repayments) borrowings on long-term credit facility                               (191,000)           312,000
   Principal payments on long-term debt and capital lease obligations                      (33,298)          (158,031)
   Repurchase and retirement of common stock                                               (17,284)           (69,695)
   Exercise of common stock options                                                          1,630              3,507
                                                                                         ---------          ---------
               Net cash (used in) provided by financing activities                        (247,747)            68,762
                                                                                         ---------          ---------

Net increase in cash and cash equivalents                                                    3,297             38,772
Effect of foreign exchange rate changes on cash                                               (593)               348
Cash and cash equivalents at beginning of period                                            49,882             30,590
                                                                                         ---------          ---------
Cash and cash equivalents at end of period                                               $  52,586          $  69,710
                                                                                         =========          =========

Supplemental disclosures of cash flow information:
      Cash payments during period:
      Interest (net of amount capitalized)                                               $  74,909          $  42,935
                                                                                         =========          =========
      Income taxes                                                                       $  76,430          $  13,761
                                                                                         =========          =========








            See Notes to Consolidated Condensed Financial Statements

                                      6-16

                             SMITHFIELD FOODS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) These statements should be read in conjunction with the Consolidated Financial Statements and related notes, which are included in the Company's Annual Report, for the fiscal year ended April 30, 2000. The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

(2)   Inventories consist of the following:

      (In thousands)                       January 28, 2001    April 30, 2000
      --------------                       ----------------    --------------

      Hogs on farms                                $322,159          $323,639
      Fresh and processed meats                     290,629           264,479
      Manufacturing supplies                         62,644            55,937
      Other                                          18,247            21,088
                                                   --------          --------
                                                   $693,679          $665,143
                                                   ========          ========

(3) Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents, such as stock options. The computation for basic and diluted net income per share is as follows:


                                                            13 Weeks Ended                        39 Weeks Ended
                                                   --------------------------------------------------------------------
      (In thousands,                               January 28,        January 30,        January 28,        January 30,
      except per share data)                              2001               2000               2001               2000
      ----------------------                       -----------        -----------        -----------        -----------
      Net income                                      $ 80,849           $ 17,488           $169,994           $ 46,632
                                                      --------           --------           --------           --------
      Average common shares outstanding:
         Basic                                          54,440             47,800             54,525             46,570
         Dilutive stock options                            833                613                735                796
                                                      --------           --------           --------           --------
         Diluted                                        55,273             48,413             55,260             47,366
                                                      ========           ========           ========           ========
      Net income per common share:
         Basic                                        $   1.49           $    .37           $   3.12           $   1.00
                                                      ========           ========           ========           ========
         Diluted                                      $   1.46           $    .36           $   3.08           $    .98
                                                      ========           ========           ========           ========





                                      7-16

(4)   The components of comprehensive income, net of related taxes, consist of:

                                                               13 Weeks Ended                      39 Weeks Ended
                                                       -----------------------------------------------------------------
                                                       January 28,       January 30,       January 28,       January 30,
      (In thousands)                                          2001              2000              2001              2000
                                                       -----------       -----------       -----------        ----------
      Net income                                          $ 80,849           $17,488          $169,994           $46,632
      Other comprehensive income:
         Net unrealized gain (loss) on securities              353            (8,331)               60            (8,719)
         Foreign currency translation                        6,217              (324)           (1,423)           (3,210)
                                                          --------           --------         --------           -------
      Comprehensive income                                $ 87,419           $ 8,833          $168,631           $34,703
                                                          ========           ========         ========           =======

(5) The following table presents information about the results of operations for each of the Company's reportable segments for the 13 and 39 weeks ended January 28, 2001 and January 30, 2000, respectively.

                                                      Meat               Hog          General
      (In thousands)                             Processing        Production        Corporate               Total
      -------------------------------------------------------------------------------------------------------------
      13 Weeks Ended:
            January 28, 2001
            ---------------------
            Sales                                $1,471,893          $275,844              $ -          $1,747,737
            Intersegment sales                            -          (210,365)               -            (210,365)
            Operating profit (loss)                  56,037            31,041          (15,749)             71,329

            January 30, 2000
            ---------------------
            Sales                                $1,331,607          $190,934              $ -          $1,522,541
            Intersegment sales                            -          (145,375)               -            (145,375)
            Operating profit (loss)                  41,486            13,011           (6,880)             47,617

      -------------------------------------------------------------------------------------------------------------

      39 Weeks Ended:
            January 28, 2001
            ---------------------
            Sales                                $4,153,498          $912,315              $ -          $5,065,813
            Intersegment sales                            -          (676,196)               -            (676,196)
            Operating profit (loss)                  80,648           214,928          (32,324)            263,252

            January 30, 2000
            ---------------------
            Sales                                $3,662,201          $434,932              $ -          $4,097,133
            Intersegment sales                            -          (347,423)               -            (347,423)
            Operating profit (loss)                 100,706            42,775          (19,594)            123,887


          General corporate expenses for the 13 and 39 weeks ended January 28, 2001 include $7.5 million of expenses related to the attempted merger with IBP, inc. ("IBP") and the subsequent sale of the common stock of IBP.

(6) During the current quarter, the Company's 64%-owned Schneider Corporation increased its investment in Saskatchewan-based Mitchell's Gourmet Foods Inc. ("Mitchell's), from 49% to 54%, requiring the Company to consolidate their accounts and to discontinue using the equity method of accounting for

                                      8-16
     this investment. The impact of including Mitchell's in the consolidated condensed balance sheet as of January 28, 2001 was to increase total assets $80.4 million and long-term debt $16.7 million. The Company's operating results for the 13 weeks and 39 weeks ended January 28, 2001 included those of Mitchell's for three months. Mitchell's had sales of approximately $191.3 million for the twelve months ending October 2000.

(7) In January 2000, the Company completed the acquisition of Murphy Farms, Inc. ("Murphy") and its affiliated companies for 11.1 million shares of the Company's common stock (subject to post-closing adjustments) and the assumption of approximately $203.0 million in debt, plus other liabilities. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $147.0 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the date of acquisition. Had the acquisition of Murphy occurred at the beginning of fiscal 2000, sales would have been $1.4 billion and $3.9 billion for the 13 weeks and the 39 weeks ended January 30, 2000, respectively. Net income and net income per diluted share would have been $24.0 million and $.43, respectively, for the 13 weeks ended January 30, 2000, and $47.6 million and $.83, respectively, for the 39 weeks ended January 30, 2000.

(8) In May 1999 (fiscal 2000), the Company completed the acquisition of Carroll's Foods, Inc. ("Carroll's") and its affiliated companies and partnership interests for 4.3 million shares of the Company's common stock and the assumption of approximately $231.0 million in debt, plus other liabilities. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $45.1 million.

(9) In August 1999 (fiscal 2000), the Company acquired all of the capital stock of Societe Financiere de Gestion et de Participation S.A. ("SFGP"). SFGP had sales of approximately $100.0 million in calendar year 1998.

(10) The acquisitions of Murphy and Carroll's resulted in certain noncash activities for the 39 weeks ended January 28, 2001 and January 30, 2000, respectively, including the issuance of common stock and the assumption of debt (see Notes 7 and 8).

(11) In January 2001, the Company sold its 6.7 million shares of IBP common stock resulting in a nonrecurring, pretax gain of $76.5 million. The Company estimates that expenses incurred during the quarter related to the attempted merger with IBP and the subsequent sale of these shares totaled $7.5 million. The after-tax gain on the sale, net of expenses, amounted to $43.6 million, or $.79 per diluted share.

(12) As more fully discussed, in Part II, Item 1 of this Form 10-Q, in February and March, 2001, the Water Keeper Alliance Inc., an environmental activist group from New York, filed or caused to be filed a series of lawsuits against the Company and/or certain of its subsidiaries and properties. The lawsuits allege, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste disposal lagoons in North Carolina, violations of environmental laws at certain hog production facilities operated by the Company's subsidiaries and the failure to obtain federal permits at certain facilities. The lawsuits seek numerous and costly remedies, including injunctive relief to end all hog waste disposal lagoons in North Carolina, substantial civil penalties and unspecified but costly remediation efforts and other damages. The Company believes that the lawsuits are baseless and without merit and therefore will not have a material adverse effect on the Company's financial condition or results of operations. The Company intends to defend the lawsuits vigorously.

                                      9-16

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


GENERAL

Smithfield Foods, Inc. (the "Company") is comprised of a Meat Processing Group ("MPG") and a Hog Production Group ("HPG"). The MPG consists of five wholly owned domestic pork processing subsidiaries and four international meat processing entities. The HPG consists primarily of three hog production operations located in the United States and certain joint ventures outside the United States.


RESULTS OF OPERATIONS

The following acquisitions affect the comparability of the results of operations for the 13 and 39 weeks ended January 28, 2001 and January 30, 2000:

     During the current quarter, the Company's 64%-owned Schneider Corporation increased its investment in Saskatchewan-based Mitchell's Gourmet Foods Inc. ("Mitchell's), from 49% to 54%, requiring the Company to consolidate their accounts and to discontinue using the equity method of accounting for this investment. The impact of including Mitchell's in the consolidated condensed balance sheet as of January 28, 2001 was to increase total assets $80.4 million and long-term debt $16.7 million. The Company's operating results for the 13 weeks and 39 weeks ended January 28, 2001 included those of Mitchell's for three months. Mitchell's had sales of approximately $191.3 million in the twelve months ending October 2000.

         In January of fiscal 2000, the Company completed the acquisition of Murphy Farms, Inc. ("Murphy") and its affiliated companies for 11.1 million shares of the Company's common stock (subject to post-closing adjustments) and the assumption of approximately $203.0 million in debt, plus other liabilities. Murphy is a hog producer with approximately 345,000 sows that produce approximately 6.0 million market hogs annually. The purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as an intangible asset totaling $147.0 million.

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


Consolidated

Sales in the 13 and 39 weeks ended January 28, 2001 increased by $160.2 million, or 11.6%, and by $639.9 million, or 17.1%, respectively, from the comparable prior year periods. The increases in sales reflected a 6.0% and a 14.3% increase in unit selling prices in the MPG for the 13 and 39 weeks ended January 28, 2001, respectively, and the incremental sales of acquired businesses. See the following section for comments on sales changes by business segment.


                                     10-16

         Gross profit in the 13 and 39 weeks ended January 28, 2001 increased $53.3 million, or 30.3%, and $197.4 million, or 39.8%, respectively, from the comparable periods last year. The current year gross profit increases are primarily the result of the inclusion of Murphy and sharply improved margins in the HPG due to lower raising costs and higher live hog prices in the 13-week period and to higher live hog prices in the 39-week period.

         Selling, general and administrative expenses in the 13 and 39 weeks ended January 28, 2001 increased $25.2 million, or 25.4%, and $46.2 million, or 15.9%, respectively, from the comparable periods in fiscal 2000. The increases were primarily due to the inclusion of expenses of acquired businesses, increased promotion of processed meats, and expenses related to the attempted merger with IBP, inc. ("IBP") and the subsequent sale of the common stock of IBP.

         Depreciation expense in the 13 and 39 weeks ended January 28, 2001 increased $2.7 million, or 9.5%, and $13.2 million, or 16.7%, respectively, from the comparable periods a year earlier. The increases are primarily due to the inclusion of depreciation expense of acquired businesses. In addition, depreciation increased in the base business reflecting prior capital expenditures to increase processed meats and value-added fresh pork capacities.

         Interest expense increased $2.3 million, or 11.2%, and $19.4 million, or 37.5%, in the 13 and 39 weeks ended January 28, 2001, respectively, compared to the same periods last year. The increase in the 39-week period is primarily due to the interest expense of acquired businesses, additional borrowings associated with the Company's investment in the common stock of IBP and the share repurchase program and an increase in average interest rates. In the 13-week period these increases were partially offset by the proceeds received from the sale of the common stock of IBP.

         In January 2001, the Company sold its 6.7 million shares of IBP common stock resulting in a nonrecurring, pretax gain of $76.5 million.

         The effective income tax rate for the 13 weeks ended January 28, 2001 was flat at 35.4% compared with 35.8% in the same period last year. This rate increased during the 39 weeks ended January 28, 2001, to 36.7% compared with 35.4% last year on higher effective rates of foreign operations. The Company had a valuation allowance of $8.9 million related to income tax assets as of January 28, 2001 primarily related to losses in foreign jurisdictions for which no tax benefit was recognized.

         Reflecting the foregoing factors, net income increased to $80.8 million, or $1.46 per diluted share, and $170.0 million, or $3.08 per diluted share, in the 13 and 39 weeks ended January 28, 2001, respectively. This compares to net income of $17.5 million, or $.36 per diluted share, and $46.6 million, or $.98 per diluted share, in the same periods ended January 30, 2000, respectively. Excluding the gain on the sale of IBP common stock, net of related expenses and income taxes, net income increased to $37.2 million, or $.67 per diluted share, and $126.3 million, or $2.29 per diluted share, in the 13 and 39 weeks ended January 28, 2001, respectively. Earnings per diluted share in the 13 and 39 weeks ended January 28, 2001 was effected by a 14.2% and a 16.7% increase, respectively, in the average common shares outstanding primarily due to shares issued in connection with the acquisition of Murphy in January 2000.


Meat Processing Group

Sales in the MPG segment increased $140.3 million, or 10.5%, in the 13 weeks ended January 28, 2001 from the comparable prior year period on a 6.0% increase in unit selling prices and a 4.4% increase in sales volume. The sales tonnage increase is primarily related to the inclusion of sales of acquired businesses. Fresh pork volume in the base business increased 4.5% over the 13-week period while processed meats volume remained relatively flat. Sales increased $491.3 million, or 13.4%, in the 39 weeks ended January 28, 2001 on a 14.3% increase in unit selling prices and relatively flat sales volume. Sales volume increases in the 39-week period primarily related to the inclusion of acquired businesses were offset by the elimination of certain low-margin export sales in the existing base business.

     MPG operating profit in the 13 weeks ended January 28, 2001 increased to $56.0 million from $41.5 million in the same period of fiscal 2000. This increase was the result of sharply higher processed meats margins which more than offset lower margins on fresh pork. A 6.0% increase in average unit selling prices was partially offset by a 3.3% increase in the cost of raw materials (live hogs). Operating profit in the 39 weeks ended January 28, 2001 decreased to $80.6 million from $100.7 million in the same prior year period due

                                     11-16
to sharply lower fresh pork margins which were partially offset by improved processed meats margins. The lower overall margins were due to a 20.2% increase in raw material (live hogs) costs in the 39-week period, all of which were not passed through in the form of higher unit selling prices.


Hog Production Group

HPG sales increased sharply in the 13 and 39 weeks ended January 28, 2001 compared to the same periods last year as a result of the inclusion of the sales of Murphy and higher live hog prices. Hogs sold in the 13-week and 39-week periods increased to 3.2 million and 9.2 million, respectively, compared to 1.9 million and 4.7 million, respectively. Most HPG sales represent intersegment sales to the MPG and, therefore, are eliminated in the Company's consolidated condensed statements of income.

         Operating profit in the 13 and 39 weeks ended January 28, 2001 at the HPG improved to $31.0 million and $214.9 million, respectively, from $13.0 million and $42.8 million, respectively, for the comparable prior year periods. The 13-week period increases resulted from the inclusion of the operating results of Murphy and lower raising costs. The 39-week period increases are primarily due to higher live hog prices, the inclusion of Murphy and lower raising costs. HPG operating results in both periods benefited from synergies between the HPG and the MPG.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $256.7 million for the 39 weeks ended January 28, 2001 compared to $120.4 million in the same period last year. In addition to the impact of sharply higher earnings, net of a gain on the sale of IBP common stock, non-cash charges increased to $103.6 million from $86.3 million due to the inclusion of depreciation and amortization expenses of acquired businesses. Cash provided by operating assets and liabilities was $55.8 million in the current period compared to an $11.4 million use of cash in the same period last year. This change is primarily due to reduced cash required for working capital purposes.

     Cash used in investing activities decreased to $5.6 million in the first three quarters of fiscal 2001 from $150.4 million in the same period of fiscal 2000. The decrease is primarily due to proceeds from the sale of IBP common stock less the cost of shares purchased during the period. Capital expenditures in the current period totaled $106.5 million primarily related to fresh and processed meats expansion projects and plant improvements. In addition, the Company invested $26.9 million in business acquisitions, primarily Mitchell's. As of January 28, 2001, the Company had definitive commitments of $88.3 million for capital expenditures primarily for processed meats expansion, production efficiencies and additional hog production facilities in Utah.

         Financing activities used cash of $247.7 million in the current 39-week period. The Company was able to repay $191.0 million on the long-term credit facility and $36.3 of notes payable from cash provided by operations. The Company issued new debt of $28.5 million, repaid $33.3 million of scheduled debt and repurchased 0.6 million shares of the Company's common stock. As of January 28, 2001, 3.6 million shares of the Company's common stock have been purchased. In February 2001, the Company's board of directors approved an increase in its share repurchase program to 8.0 million shares from 4.0 million shares. As of March 9, 2001, 4.7 million shares have been repurchased under the program.


OUTLOOK

During the first month of the fourth quarter, overall operating profits increased sharply over the prior year despite lower live hog prices and reduced profitability in the HPG. Recent increases in live hog prices should favorably benefit operating results for the remainder of the quarter. The Company anticipates, given current trends, that the fourth quarter should compare very favorably with the results of the prior year.


                                     12-16

RECENT DEVELOPMENTS

As more fully discussed in Part II, Item 1 of this Form 10-Q, in February and March, 2001, the Water Keeper Alliance Inc., an environmental activist group from New York, filed or caused to be filed a series of lawsuits against the Company and/or certain of its subsidiaries and properties. The lawsuits allege, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste disposal lagoons in North Carolina, violations of environmental laws at certain hog production facilities operated by the Company's subsidiaries and the failure to obtain federal permits at certain facilities. The lawsuits seek numerous and costly remedies, including injunctive relief to end all hog waste disposal lagoons in North Carolina, substantial civil penalties and unspecified but costly remediation efforts and other damages. The Company believes that the lawsuits are baseless and without merit and therefore will not have a material adverse effect on the Company's financial condition or results of operations. The Company intends to defend the lawsuits vigorously.

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include statements concerning the Company's outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include availability and prices of live hogs, raw materials and supplies, live hog production costs, product pricing, the competitive environment and related market conditions, operating efficiencies, access to capital, the cost of compliance with environmental and health standards, adverse results from on-going litigation and actions of domestic and foreign governments.





                                     13-16

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

Suit by the Commonwealth of Virginia
------------------------------------

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, in 1998, the Commonwealth of Virginia filed a civil suit against the Company in the Circuit Court of the County of Isle of Wight, Virginia under Virginia's water pollution control laws. Virginia alleged in its suit that numerous wastewater discharge permit violations occurred at the Company's Smithfield, Virginia processing plants between 1986 and 1997. Most of the alleged violations had been presented in a successful action by the U.S. Environmental Protection Agency (the "EPA suit") in federal court in 1997 for violations of the same permit. In October 1999, the Circuit Court dismissed the Commonwealth's case against the Company, ruling under the doctrine of res judicata that the subject matter of the case had already been finally adjudicated against the Company in the EPA suit. The Commonwealth appealed the decision of the Circuit Court to the Supreme Court of Virginia. In March 2001, the Virginia Supreme Court affirmed the judgment of the Circuit Court sustaining the Company's plea of res judicata and dismissing the Commonwealth's enforcement action.

Water Keeper Alliance Inc. Litigation
-------------------------------------
The Water Keeper Alliance Inc., an environmental activist group from New York, has recently filed or caused to be filed a series of lawsuits against the Company and/or its subsidiaries and properties, as described below.

         In February 2001, Thomas E. Jones and twelve other individuals filed a lawsuit in the North Carolina General Court of Justice, Superior Court Division, Wake County, against the Company, three of its subsidiaries, Wendell H. Murphy, Sr., Wendell H. Murphy, Jr., and Joseph W. Luter, III (the "Jones Suit"). The Jones Suit alleges, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste disposal lagoons in North Carolina. The lawsuit seeks numerous and costly remedies, including injunctive relief to end all use of hog waste disposal lagoons in North Carolina, unspecified but costly remediation efforts and other damages.

         Also in February 2001, Water Keeper Alliance Inc., Thomas E. Jones d/b/a Neuse Riverkeeper, and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against the Company, one of its subsidiaries, and two of that subsidiary's hog production facilities in North Carolina (the "Citizens Suits"). The Citizens Suits allege, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits seek remediation costs and substantial civil penalties.

         In March 2001, Eugene C. Anderson and other individuals filed what purports to be a class action in the United States District Court for the Middle District of Florida, Tampa Division, against the Company and Joseph
     W. Luter (the "Anderson Suit"). The Anderson suit purports to allege violations of various laws, including the Racketeer Influenced and Corrupt Organizations Act, based on the Company's alleged failure to comply with certain environmental laws. The complaint seeks treble damages that are unspecified.

         The Company believes that the Jones Suit and the Anderson Suit (as well as the previously reported lawsuit filed by the Water Keeper Alliance Inc. in North Carolina in June 2000) are baseless and without merit and the Company intends to defend these suits vigorously. The Company is investigating the allegations made in the Citizens Suits, which were filed only recently, and believes that these actions will not have a material adverse effect on the Company's financial condition or results of operations. The Company has received several other notices of intent to bring suits similar to the Citizens Suits with respect to other facilities. However, the Company is unable to determine whether any of these notices will result in suit being filed. The Company believes that all of the litigation described above represents the agenda of special advocacy groups including the Water Keeper Alliance Inc. The plaintiffs in these cases have stated that federal and state environmental agencies have declined to bring any of these suits and, indeed, have criticized these agencies.

         The Company is committed to responsible environmental stewardship in its operations. Management routinely pursues environmental initiatives consistent with this commitment, as reported in the Company's most recent Annual Report on Form 10-K.


                                     14-16

Item 6.  Exhibits and Reports on Form 8-K.

     A.   Exhibits

          None.


     B.   Reports on Form 8-K.

          None.




                                     15-16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  SMITHFIELD FOODS, INC.




/s/ C. LARRY POPE
------------------
  C. Larry Pope
  Vice President and Chief Financial Officer



/s/ DANIEL G. STEVENS
----------------------
  Daniel G. Stevens
  Vice President and Corporate Controller


  Date: March 14, 2001


                                      16-16