Form 10-Q
period 2001-07-29
SMITHFIELD FOODS INC
filed 2001-09-07
CIK 91388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 29, 2001
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


                          COMMISSION FILE NUMBER 0-2258

                             SMITHFIELD FOODS, INC.
                               200 Commerce Street
                           Smithfield, Virginia 23430

                                 (757) 365-3000

          Virginia                                         52-0845861
-----------------------------                       --------------------------
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
Yes [X]   No [_]




          Class                          Shares outstanding at September 6, 2001
----------------------------             ---------------------------------------
Common Stock, $.50 par value                             51,901,746

                                      1-18

                             SMITHFIELD FOODS, INC.
                                    CONTENTS

PART I  --  FINANCIAL INFORMATION                                                                              PAGE
  Item 1.  Financial Statements

     Consolidated Condensed Statements of Income - 13 Weeks Ended July 29, 2001
           and July 30, 2000                                                                                     3

     Consolidated Condensed Balance Sheets - July 29, 2001 and April 29, 2001                                   4-5

     Consolidated Condensed Statements of Cash Flows - 13 Weeks Ended July 29, 2001
           and July 30, 2000                                                                                     6

     Notes to Consolidated Condensed Financial Statements                                                       7-10

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               11-14

PART II  --  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                                                             15
  Item 4.  Submission of Matters to a Vote of Security Holders                                                 15-16
  Item 5.  Other Information                                                                                     17
  Item 6.  Exhibits and Reports on Form 8-K                                                                      17

                                      2-18

                         PART I -- FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            13 Weeks Ended              13 Weeks Ended
(In thousands, except per share data)                        July 29, 2001               July 30, 2000
------------------------------------------------------------------------------------------------------
Sales                                                           $1,636,412                  $1,421,326
Cost of sales                                                    1,380,994                   1,191,926
                                                                ----------                  ----------
Gross profit                                                       255,418                     229,400

Selling, general and administrative expenses                       116,219                     103,845
Depreciation expense                                                31,707                      30,655
Interest expense                                                    19,636                      23,388
Minority interests                                                   1,578                        (246)
Gain on sale of IBP, inc. common stock                              (7,008)                          -
                                                                ----------                  ----------

Income before income taxes                                          93,286                      71,758

Income taxes                                                        36,382                      27,189
                                                                ----------                  ----------

Net income                                                      $   56,904                  $   44,569
                                                                ==========                  ==========

Net income per common share:

      Basic                                                     $     1.08                  $      .82
                                                                ==========                  ==========
      Diluted                                                   $     1.06                  $      .81
                                                                ==========                  ==========


 Average common shares outstanding:

      Basic                                                         52,467                      54,660
                                                                ==========                  ==========
      Diluted                                                       53,451                      55,343
                                                                ==========                  ==========

            See Notes to Consolidated Condensed Financial Statements

                                     3-18

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)                                                                 July 29, 2001       April 29, 2001
------------------------------------------------------------------------------------------------------------------
ASSETS                                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                                      $   61,192            $   56,532
   Accounts receivable, net                                                          462,470               387,841
   Inventories                                                                       765,052               729,167
   Prepaid expenses and other current assets                                          85,553                90,155
                                                                                  ----------            ----------
      Total current assets                                                         1,374,267             1,263,695
                                                                                  ----------            ----------

Property, plant and equipment                                                      1,895,314             1,796,655
   Less accumulated depreciation                                                   (550,284)             (522,178)
                                                                                  ----------            ----------
      Net property, plant and equipment                                            1,345,030             1,274,477
                                                                                  ----------            ----------

Other assets:
   Goodwill                                                                          332,964               347,342
   Investments in partnerships                                                       105,819                88,092
   Other                                                                             200,337               277,282
                                                                                  ----------            ----------
      Total other assets                                                             639,120               712,716
                                                                                  ----------            ----------

                                                                                  $3,358,417            $3,250,888
                                                                                  ==========            ==========

            See Notes to Consolidated Condensed Financial Statements

                                     4-18

                             SMITHFIELD FOODS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)                                              July 29, 2001        April 29, 2001
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                             (Unaudited)
Current liabilities:
   Notes payable                                                                  $   34,981            $   35,504
   Current portion of long-term debt and capital lease obligations                   498,314                79,590
   Accounts payable                                                                  297,887               278,093
   Accrued expenses and other current liabilities                                    254,398               235,095
                                                                                  ----------            ----------
      Total current liabilities                                                    1,085,580               628,282
                                                                                  ----------            ----------

Long-term debt and capital lease obligations                                         768,216             1,146,223
                                                                                  ----------            ----------

Other noncurrent liabilities:
   Deferred income taxes                                                             251,143               271,516
   Pension and postretirement benefits                                                74,646                77,520
   Other                                                                              34,683                25,820
                                                                                  ----------            ----------
      Total other noncurrent liabilities                                             360,472               374,856
                                                                                  ----------            ----------

Minority interests                                                                    49,981                48,395
                                                                                  ----------            ----------

Shareholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 authorized shares                           -                     -
   Common stock, $.50 par value, 100,000,000
      authorized shares; 52,182,786 and 52,502,951 issued                             26,091                26,251
   Additional paid-in capital                                                        390,599               405,665
   Retained earnings                                                                 695,682               638,779
   Accumulated other comprehensive loss                                              (18,204)              (17,563)
                                                                                  ----------            ----------
      Total shareholders' equity                                                   1,094,168             1,053,132
                                                                                  ----------            ----------

                                                                                  $3,358,417            $3,250,888
                                                                                  ==========            ==========

            See Notes to Consolidated Condensed Financial Statements

                                     5-18

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             13 Weeks Ended         13 Weeks Ended
(In thousands)                                                                July 29, 2001          July 30, 2000
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                     $  56,904               $ 44,569
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                               33,351                 33,897
         Gain on sale of IBP, inc. common stock                                      (7,008)                     -
         Loss on sale of property, plant and equipment                                1,752                  1,463
         Changes in operating assets and liabilities, net of effect of
            acquisitions                                                              6,293                (20,070)
                                                                                  ---------               --------
               Net cash provided by operating activities                             91,292                 59,859
                                                                                  ---------               --------

Cash flows from investing activities:
   Capital expenditures                                                             (26,134)               (30,506)
   Business acquisitions, net of cash                                              (117,486)                (7,916)
   Proceeds from sale of IBP, inc. common stock                                      58,654                      -
   Proceeds from sale of property, plant and equipment                                  639                    859
   Investments in IBP, inc. common stock                                                  -                (31,706)
   Investments in partnerships                                                       (8,680)                (6,772)
                                                                                  ---------               --------
               Net cash used in investing activities                                (93,007)               (76,041)
                                                                                  ---------               --------

Cash flows from financing activities:
   Net (repayments) borrowings on notes payable                                      (1,626)                 5,418
   Proceeds from issuance of long-term debt                                           8,352                    627
   Net borrowings on revolving credit facility                                       31,000                 26,000
   Principal payments on long-term debt and capital lease obligations               (10,647)               (12,024)
   Repurchase and retirement of common stock                                        (20,911)                (7,992)
   Exercise of common stock options                                                     590                    471
                                                                                  ---------               --------
               Net cash provided by financing activities                              6,758                 12,500
                                                                                  ---------               --------

Net increase (decrease) in cash and cash equivalents                                  5,043                 (3,682)
Effect of foreign exchange rate changes on cash                                        (383)                   (43)
Cash and cash equivalents at beginning of period                                     56,532                 49,882
                                                                                  ---------               --------
Cash and cash equivalents at end of period                                        $  61,192               $ 46,157
                                                                                  =========               ========

Supplemental disclosures of cash flow information:
Cash payments during period:
      Interest (net of amount capitalized)                                        $  15,312               $ 20,589
                                                                                  =========               ========
      Income taxes                                                                $  22,563               $ 15,607
                                                                                  =========               ========

            See Notes to Consolidated Condensed Financial Statements

                                     6-18

                             SMITHFIELD FOODS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) These statements should be read in conjunction with the Consolidated Financial Statements and related notes, which are included in the Company's Annual Report, for the fiscal year ended April 29, 2001. The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

(2)  Inventories consist of the following:

     (In thousands)                          July 29, 2001     April 29, 2001
     --------------                          -------------     --------------

     Hogs on farms                                $340,569           $331,060
     Fresh and processed meats                     328,711            316,929
     Manufacturing supplies                         68,505             60,823
     Other                                          27,267             20,355
                                                  --------           --------
                                                  $765,052           $729,167
                                                  ========           ========

(3) The Company has a 5-year $650.0 million revolving credit facility which is scheduled to expire in July 2002. The Company has begun the process to refinance this facility and expects to complete the refinancing during the third quarter of fiscal 2002. At July 29, 2001, the outstanding balance on this facility of $438.0 million was included in current portion of long-term debt and capital lease obligations on the Consolidated Condensed Balance Sheet.

(4) Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents, such as stock options. The computation for basic and diluted net income per share is as follows:

                                                            13 Weeks Ended
                                                     ------------------------------
     (In thousands, except per share data)           July 29, 2001    July 30, 2000
     -------------------------------------           -------------    -------------
     Net income                                            $56,904          $44,569
                                                           -------          -------

     Average common shares outstanding:

        Basic                                               52,467           54,660
        Dilutive stock options                                 984              683
                                                           -------          -------
        Diluted                                             53,451           55,343
                                                           =======          =======

     Net income per common share:

        Basic                                              $  1.08          $   .82
                                                           =======          =======
        Diluted                                            $  1.06          $   .81
                                                           =======          =======

                                     7-18

(5)  The components of comprehensive income, net of related taxes, consist of:

                                                            13 Weeks Ended
                                                   --------------------------------
     (In thousands)                                 July 29, 2001     July 30, 2000
     --------------                                --------------    --------------
     Net income                                           $56,904           $44,569
     Other comprehensive loss:
        Unrealized loss on cash flow hedges                (1,796)                -
        Unrealized gain (loss) on securities                3,300            (1,313)
        Foreign currency translation                       (2,145)           (6,291)
                                                          -------           -------
     Comprehensive income                                 $56,263           $36,965
                                                          =======           =======

(6) The following table presents information about the results of operations for each of the Company's reportable segments for the 13 weeks ended July 29, 2001 and July 30, 2000, respectively.

                                   Meat           Hog          General
     (In thousands)             Processing     Production     Corporate        Total
     ---------------------------------------------------------------------------------
     July 29, 2001
     ----------------------
     Sales                      $1,541,388      $ 361,597      $      -     $1,902,985
     Intersegment sales                  -       (266,573)            -       (266,573)
     Operating profit (loss)          (451)       119,700       (13,335)       105,914

     July 30, 2000
     ----------------------
     Sales                      $1,330,024      $ 324,717      $      -     $1,654,741
     Intersegment sales                  -       (233,415)            -       (233,415)
     Operating profit (loss)        (7,818)       111,151        (8,187)        95,146

     ---------------------------------------------------------------------------------

(7) In June 2001, the Company completed the acquisition of Moyer Packing Company (Moyer) for approximately $89.5 million in cash and the assumption of debt. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as an intangible asset. Prior to the acquisition, Moyer had annual sales of approximately $600 million.

     In July 2001, the Company acquired substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix) for approximately $31.0 million in cash. Prior to the acquisition, Quik-to-Fix had annual sales of approximately $140 million.

     During the third quarter of fiscal year 2001, the Company's Schneider Corporation increased its investment in Saskatchewan-based Mitchell's Gourmet Foods Inc. (Mitchell's) to 54%. Prior to the third quarter of fiscal year 2001, the Company had used the equity method of accounting for Mitchell's. For the fiscal year ended October 2000, Mitchell's had sales of approximately $190 million.

                                     8-18

     These acquisitions were accounted for using the purchase method of accounting, and accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition. Had these acquisitions occurred at the beginning of the fiscal year in which they were acquired, there would not have been a material effect to net income or net income per share for the 13 weeks ended July 29, 2001 or July 30, 2000.

(8) On April 30, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138. SFAS 133 requires that all derivative instruments be reported on the Company's Consolidated Balance Sheet at fair value and provides guidance on the accounting treatment of gains and losses from derivatives based on the type of hedging transaction. As substantially all of the Company's derivatives are considered cash flow hedges, as defined in SFAS 133, changes in the fair value of derivatives are recorded in other comprehensive income or current earnings depending on whether the derivative is designated as a hedge transaction and the effectiveness of the hedging relationship. Gains and losses on derivative instruments reported in other comprehensive income are recognized in earnings in the period in which earnings are impacted by the underlying hedged item. The ineffective portions of cash flow hedges are recognized in current period earnings.

     The Company uses futures and option contracts for the purpose of hedging its exposure to changes in the cost of raw materials, including live hogs and grains, and to changes in the market prices for the sale of live hogs when management determines the conditions are appropriate for such hedges. Substantially all of the Company's products are produced from commodity-based raw materials, corn and soybean meal in the Hog Production Group (HPG) and live hogs in the Meat Processing Group (MPG). The cost of corn and soybean meal and live hogs are subject to wide fluctuations due to unpredictable factors such as weather conditions, economic conditions, government regulation and other unforeseen circumstances. In addition, the unpredictability of raw material costs in the MPG limits the Company's ability to forward price fresh and processed meat products without the use of commodity contracts through a program of price-risk management. The Company uses price-risk management techniques to engage in forward sales contracts, where prices for future deliveries are fixed, by purchasing (or selling) commodity contracts to reduce or eliminate the effect of fluctuations in future raw material costs. The particular hedging methods employed and the time periods for the contracts depend on a number of factors, including the availability of adequate contracts for the respective periods and commodity hedged. The Company attempts to closely match the contract expiration periods with the dates for product sale and delivery.

     In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment on April 30, 2001, (the first day of the Company's current fiscal year) of $12.7 million after-tax, cumulative effect loss in Accumulated Other Comprehensive Loss and a net decrease in current assets of $20.6 million to recognize the fair value of derivative instruments that are designated as hedge transactions. During the quarter ended July 29, 2001, $10.5 million of net derivative losses were reclassified from Accumulated Other Comprehensive Loss into earnings and $0.5 million of net losses related to cash flow hedge ineffectiveness were recognized in earnings.

     As of July 29, 2001, the net accumulated loss on derivative instruments in Accumulated Other Comprehensive Loss was $1.8 million. The Company expects that substantially all of these losses will be reclassified into earnings over the next twelve months as the underlying hedged transactions are realized. At July 29, 2001, the maximum maturity date for any commodity contract outstanding was 13 months.

(9) In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets".

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement requires that acquired goodwill and other intangible assets are no longer periodically amortized into income, but are subject to an annual impairment measurement. The Company has elected early adoption of SFAS 142. In accordance with SFAS 142, the 13 weeks
                                     9-18
     ended July 29, 2001 do not include amortization of acquired goodwill and other intangible assets. The Company has allocated goodwill to its reporting units and performed a preliminary assessment of potential capital impairment. Management does not currently believe that there is significant exposure to a loss from impairment of acquired goodwill and other intangible assets. Had the Company not elected to early adopt SFAS 142 as of the beginning of the first quarter of fiscal year 2002, pre-tax income would have decreased by $2.3 million.

                                     10-18

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


GENERAL
-------

     Smithfield Foods, Inc. (the Company) is comprised of a Meat Processing Group (MPG) and a Hog Production Group (HPG). The MPG consists of primarily seven wholly owned domestic meat processing subsidiaries and four international meat processing entities. The HPG consists primarily of three hog production operations located in the United States and certain joint ventures outside the United States.

RESULTS OF OPERATIONS
---------------------

     The following acquisitions affect the comparability of the results of operations for the 13 weeks ended July 29, 2001 and July 30, 2000:

     In June 2001, the Company completed the acquisition of Moyer Packing Company (Moyer) for approximately $89.5 million in cash and assumed debt. Prior to the acquisition, Moyer had annual sales of approximately $600.0 million.

     In July 2001, the Company acquired substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix) for approximately $31.0 million in cash. Prior to the acquisition, Quik-to-Fix had annual sales of approximately $140.0 million.

     During the third quarter of fiscal year 2001, the Company's Schneider Corporation (Schneider) increased its investment in Saskatchewan-based Mitchell's Gourmet Foods Inc. (Mitchell's) to 54%. Prior to the third quarter of fiscal year 2001, the Company had used the equity method of accounting for Mitchell's. For the fiscal year ended October 2000, Mitchell's had sales of approximately $190.0 million.

     These acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the results of operations from the dates of acquisition.

Consolidated

     Sales in the 13 weeks ended July 29, 2001 increased by $215.1 million, or 15.1%, from the comparable prior year period. The increases in sales reflected a 9.2% increase in unit selling prices in the MPG and the incremental sales of acquired businesses. See the following section for comments on sales changes by business segment.

     Gross profit in the 13 weeks ended July 29, 2001 increased $26.0 million, or 11.3%, from the comparable prior year period. The current year gross profit increases are primarily the result of higher live hog prices and increased hog production in the HPG and better margins in the MPG. Higher profit margins in the MPG are the result of more favorable product mix and increased focus on margin improvement.

     Selling, general and administrative expenses in the 13 weeks ended July 29, 2001 increased $12.4 million, or 11.9%, primarily on a $5.0 million loss incurred as a result of a fire at a Circle Four farm in Utah, an increase in marketing and promotional costs for branded fresh and processed meats and the inclusion of expenses of acquired businesses. These increases were partially offset by a $2.3 million reduction in amortization expense of acquired goodwill and other intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 142.

                                     11-18

     Depreciation expense in the 13 weeks ended July 29, 2001 increased $1.1 million, or 3.4%, from the comparable prior year period. The increases are primarily due to the inclusion of depreciation expense of acquired businesses.

     Interest expense decreased $3.8 million, or 16.0%, from the comparable prior year period. The decrease in interest expense is primarily due to the decrease in average interest rates.

     In the first quarter of 2002, the Company sold its 2.9 million shares of IBP, inc. common stock resulting in a nonrecurring, pretax gain of $7.0 million.

     The effective income tax rate for the 13 weeks ended July 29, 2001 increased to 39.0% as compared with 37.9% last year on higher effective rates of foreign operations. The Company had a valuation allowance of $20.5 million related to income tax assets as of July 29, 2001 primarily related to losses in foreign jurisdictions for which no tax benefit was recognized.

     Reflecting the foregoing factors, net income increased to $56.9 million, or $1.06 per diluted share, in the 13 weeks ended July 29, 2001 up from net income of $44.6 million, or $.81 per diluted share in the 13 weeks ended July 30, 2000. Excluding the after-tax gain on the sale of IBP, inc. common stock, and the after-tax loss incurred as a result of a fire at a Circle Four farm in Utah, net income increased to $55.7 million, or $1.04 per diluted share for the 13 weeks ended July 29, 2001.

Meat Processing Group

     Sales in the MPG segment increased $211.4 million, or 15.9%, in the 13 weeks ended July 29, 2001, from the comparable prior year period on a 9.2% increase in unit selling prices and a 7.9% increase in fresh and processed meats sales volume. The sales tonnage increase is related to the inclusion of sales of acquired businesses, partially offset by the sale of a Canadian fresh pork plant. In the base business, fresh meat volumes increased 2.9 % over the 13-week period while processed meats volume decreased 2.0%.

     The MPG had an operating loss in the 13 weeks ended July 29, 2001 of $0.5 million compared to an operating loss of $7.8 million in the comparable prior year period. This improvement is due to higher margins in both fresh and processed meats, despite higher cost of raw materials (live hogs). Fresh meat margins increased resulting from the continued emphasis on the branded, value-added and case-ready categories. Increased processed meat margins reflected higher pricing and improved product mix.

Hog Production Group

     HPG sales increased 11.4% in the 13 weeks ended July 29, 2001 from the comparable prior year period. This increase is the result of a 7.9% increase in unit selling prices for hogs and a 3.2% increase in production. Most HPG sales represent intersegment sales to the MPG and, therefore, are eliminated in the Company's consolidated condensed statements of income.

     Operating profit in the 13 weeks ended July 29, 2001 at the HPG improved to $119.7 million from $111.2 million, for the comparable prior year period. Operating profit improved on higher live hog prices, increased volume and lower raising costs, partially offset by the impact of unfavorable commodity hedging contracts and a loss incurred as a result of a fire at a Circle Four farm in Utah.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash provided by operations totaled $91.3 million for the 13 weeks ended July 29, 2001 compared to $59.9 million in the same period last year. This increase is due to higher earnings, a gain on the sale of IBP, inc. common stock, and a reduction in working capital commitments compared to the same period last year.

                                     12-18

     Cash used in investing activities increased to $93.0 million for the 13 weeks ended July 29, 2001 compared to $76.0 million for the comparable prior period. The increase is primarily due to the Company's acquisitions of Moyer and Quik-to-Fix, partially offset by the proceeds from the sale of IBP, inc. common stock. Capital expenditures in the current period totaled $26.1 million primarily related to fresh and processed meat expansion projects and plant improvements. As of July 29, 2001, the Company had definitive commitments of $108.2 million for capital expenditures primarily for processed meat expansion, production efficiencies and additional hog production facilities in Utah.

     Financing activities provided cash of $6.8 million in the current 13-week period compared to $12.5 million for the prior year. The Company increased its borrowings on its revolving credit facility $31.0 million to fund net investment activity and to repurchase 0.6 million shares of the Company's common stock. As of September 6, 2001, 6.5 million shares of the Company's common stock have been repurchased under an 8.0 million share repurchase program. On August 29, 2001, the Company's shareholders approved an amendment to the articles of incorporation providing for an increase in the authorized shares of common stock to 200 million from 100 million. Upon approval of the increase in authorized shares, the Company's board of directors declared a two-for-one stock split in the form of a 100 percent stock dividend on common stock.
The stock dividend is payable on September 14, 2001 to shareholders of record on September 6, 2001.

     The Company has a 5-year $650.0 million revolving credit facility which is scheduled to expire in July 2002. The Company has begun the process to refinance this facility and expects to complete the refinancing during the third quarter of fiscal 2002. At July 29, 2001 the outstanding balance on this facility of $438.0 million was included in current portion of long-term debt and capital lease obligations on the Consolidated Condensed Balance Sheet.

     Subsequent to the balance sheet date, Animex, the Company's Polish subsidiary, entered into a US $100.0 million Senior Secured Facilities Agreement (Facility). The proceeds of the financing will be used to repay existing borrowings and to provide working capital financing. The Facility is secured by a pledge of the operating assets, including the accounts receivable and inventories of Animex and its subsidiaries.

     See Item 5 in this Form 10-Q for information concerning a private offering of debt securities the Company plans to make during the second quarter of fiscal 2002.


OUTLOOK
-------

     During the first half of the second quarter, hog production margins have been strong but trending down through the quarter. Fresh pork margins have trended in the opposite direction as live hog prices have been declining.
Given the current trends, the company anticipates that the second quarter should compare very favorably with the results of the prior year.

RECENT DEVELOPMENTS
-------------------

     On September 7, 2001, the Company announced that it had reached an agreement in principle to acquire 100% of the outstanding capital shares of Packerland Holdings, Inc. (Packerland), in exchange for approximately
3.2 million shares of the Company's common stock plus the assumption of approximately $118 million of debt and other liabilities. Packerland is the fifth largest beef processor in the US with a daily processing capacity of 6,150 head. Packerland had net sales of over $1.4 billion for the year ended December 2000.


                                     13-18

FORWARD-LOOKING STATEMENTS
--------------------------

     This Form 10-Q may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include statements concerning the Company's outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include availability and prices of livestock, raw materials and supplies, live hog production costs, product pricing, the competitive environment and related market conditions, operating efficiencies, access to capital, the cost of compliance with environmental and health standards, adverse results from on-going litigation and actions of domestic and foreign governments.

                                     14-18

                          PART II -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     At the annual meeting of shareholders held on August 29, 2001, the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 200,000,000. A copy of the amendment to the Articles of Incorporation is filed as Exhibit 3.1 to this Form 10-Q.

     On May 30, 2001, the board of directors of the Company adopted a new Shareholder Rights Plan (the "Rights Plan") and declared a dividend of one preferred share purchase right (a "Right") on each outstanding share of common stock. Under the terms of the Rights Plan, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 15% (or other applicable percentage, as summarized in the Rights Plan) or more of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of shares of common stock having a market value of twice such price.

     Each Right will entitle its holder to buy one one-thousandth of a Series A junior participating preferred share ("Preferred Share"), par value $1.00 per share, at an exercise price of $180.00 subject to adjustment. Each Preferred Share will entitle its holder to 1,000 votes and will have an aggregate dividend rate of 1,000 times the amount, if any, paid to holders of common stock. The Rights will expire on May 31, 2011, unless the date is extended or unless the Rights are earlier redeemed or exchanged at the option of the board of directors for $.0001 per Right. Generally, each share of common stock issued after May 31, 2001 will have one Right attached.


                                     15-18

Item 4. Submission of Matters to a Vote of Security Holders

(a)  Annual meeting of Shareholders held August 29, 2001.

(b)  Not applicable

(c) There were 51,746,035 shares of Company's Common Stock and one Series B Special Voting Preferred Share outstanding as of July 12, 2001, the record date for the 2001 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote; the Series B Special Voting Preferred Share entitled the holder thereof to 338,203 votes; the total number of votes that shareholders could cast at the 2001 Annual Meeting of Shareholders was therefore 52,084,238. A total of 48,841,304 votes (or 93.8% of the total) were cast.

     All of management's nominees for directors of the corporation were elected with the following vote:

                                            Votes           Broker
     Director Nominee    Votes For         Withheld       Non-Voters
     ----------------    ---------        ---------       ----------

     Ray A. Goldberg    46,392,822        2,448,482            0
     John Schwieters    46,399,230        2,442,074            0
     Melvin O. Wright   46,398,022        2,443,282            0


     A proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 200,000,000 was approved by the shareholders with the following vote:

                                             Votes           Broker
          Votes For     Votes Against       Withheld        Non-Votes
          ---------     -------------       --------        ---------

         42,088,267         5,624,638      1,128,399             0


     A proposal to approve the Performance Award component of the Company's 1998 Stock Incentive Plan was approved by the shareholders with the following vote:

                                             Votes           Broker
          Votes For     Votes Against       Withheld        Non-Votes
          ---------     -------------       --------        ---------

          46,015,500        1,452,950      1,372,854             0


     A proposal to ratify the selection of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending April 28, 2002 was approved by the shareholders with the following vote:

                                             Votes           Broker
          Votes For     Votes Against       Withheld        Non-Votes
          ---------     -------------       --------        ---------

          48,687,079          134,648         19,577             0

 (d) Not applicable


                                     16-18

Item 5. Other Information

     The following notice is provided pursuant to Rule 135c under the Securities Act of 1933 and in satisfaction of the filing requirement of paragraph (d) of that rule.

     Promptly following the filing of this Quarterly Report on Form 10-Q, the Company plans to make a private offering of $200,000,000 aggregate principal amount of its senior unsecured notes due 2009. The offered notes are expected to bear interest at a fixed rate, based on market rates at the time of sale.

     If the offering is completed, the Company plans to apply the proceeds initially to repay indebtedness under its U.S. revolving credit agreement. Thereafter, the Company expects to use availability under this facility and others, together with internal funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

     The Company will be offering the notes in reliance on an exemption from registration for offers and sales of securities that do not involve a public offering. The offering and sale of the notes have not been registered under the Securities Act of 1933, as amended, and the notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     This notice contains "forward-looking" information within the meaning of the federal securities laws. The forward-looking information includes statements concerning the Company's outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The forward-looking statements are subject to risks and uncertainties that could cause actual results and outcomes to differ materially from those expressed in, or implied by, the statements.

Item 6. Exhibits and Reports on Form 8-K.

     A.  Exhibits

         Exhibit 3.1 - Articles of Amendment effective August 29, 2001 to the
                       Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date.

         Exhibit 3.2 - Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed with the Commission on May 30, 2001)

         Exhibit 4.1 - Rights Agreement, dated as of May 30, 2001, between the
                       Company and Computershare Investor Services, LLC, Rights Agent (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A filed with the Commission on May 30, 2001).

B.   Reports on Form 8-K.

     None.

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

  Date: September 7, 2001

                                     18-18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  SMITHFIELD FOODS, INC.

/s/ C. LARRY POPE
------------------------------------------
C. Larry Pope
Vice President and Chief Financial Officer


/s/ DANIEL G. STEVENS
------------------------------------------
Daniel G. Stevens
Vice President and Corporate Controller

  Date:  September 7, 2001