Form 10-Q/A
period 2001-07-29
SMITHFIELD FOODS INC
filed 2001-09-12
CIK 91388

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               Amendment No. 1

                                      to

                                   FORM 10-Q

[x] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

THIS AMENDED REPORT IS IDENTICAL IN ALL RESPECTS TO THE QUARTERLY REPORT
FILED ON SEPTEMBER 7, 2001 EXCEPT IT INCLUDES AN EXHIBIT THAT WAS INADVERTENTLY OMITTED IN THE ORIGINAL FILING.
                                      2-18

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

B.   Reports on Form 8-K.

     None.

                                     17-18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

  SMITHFIELD FOODS, INC.

/s/ C. LARRY POPE
------------------
  C. Larry Pope
  Vice President and Chief Financial Officer

/s/ DANIEL G. STEVENS
----------------------
  Daniel G. Stevens
  Vice President and Corporate Controller

  Date: September 12, 2001

                                     18-18