Form 10-Q
period 2001-10-28
SMITHFIELD FOODS INC
filed 2001-12-12
CIK 91388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended October 28, 2001
                                               ----------------

                                       OR

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

Yes [X]   No [_]

           Class                          Shares outstanding at December 7, 2001
----------------------------              --------------------------------------
Common Stock, $.50 par value                           111,572,839

                                     1-20

                            SMITHFIELD FOODS, INC.
                                   CONTENTS

PART I -- FINANCIAL INFORMATION                                                                                 PAGE
  Item 1.  Financial Statements

     Consolidated Condensed Statements of Income - 13 Weeks Ended October 28, 2001 and October 29, 2000            3
         and 26 Weeks Ended October 28, 2001 and October 29, 2000

     Consolidated Condensed Balance Sheets - October 28, 2001 and April 29, 2001                                 4-5

     Consolidated Condensed Statements of Cash Flows - 26 Weeks Ended October 28, 2001 and October 29, 2000        6

     Notes to Consolidated Condensed Financial Statements                                                       7-11

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               12-15

PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings.                                                                                      16
  Item 2. Changes in Securities and Use of Proceeds                                                               17
  Item 5. Other Information                                                                                       17
  Item 6. Exhibits and Reports on Form 8-K.                                                                    17-19

                                     2-20

                        PART I -- FINANCIAL INFORMATION
                            SMITHFIELD FOODS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     13 Weeks Ended     13 Weeks Ended      26 Weeks Ended      26 WeeksEnded
(In thousands, except per share data)              October 28, 2001   October 29, 2000    October 28, 2001    October 29,2000
-----------------------------------------------------------------------------------------------------------------------------
Sales                                                   $ 1,670,315        $ 1,430,918         $ 3,306,727        $ 2,852,244
Cost of sales                                             1,387,333          1,196,123           2,768,327          2,388,049
                                                        -----------        -----------         -----------        -----------
Gross profit                                                282,982            234,795             538,400            464,195

Selling, general and administrative expenses                126,848            108,417             243,067            212,262
Depreciation expense                                         33,978             30,524              65,685             61,179
Interest expense                                             23,237             25,007              42,873             48,395
Minority interests                                               44               (923)              1,622             (1,169)
Gain on sale of IBP common stock                                 --                 --              (7,008)                --
                                                        -----------        -----------         -----------        -----------
Income before income taxes                                   98,875             71,770             192,161            143,528

Income taxes                                                 38,363             27,194              74,745             54,383
                                                        -----------        -----------         -----------        -----------
Net income                                              $    60,512        $    44,576         $   117,416        $    89,145
                                                        ===========        ===========         ===========        ===========
Net income per common share:
      Basic                                             $       .58        $       .41         $      1.12        $       .82
                                                        ===========        ===========         ===========        ===========
      Diluted                                           $       .56        $       .40         $      1.10        $       .81
                                                        ===========        ===========         ===========        ===========

Average common shares outstanding:
      Basic                                                 105,191            108,948             105,063            109,134
                                                        ===========        ===========         ===========        ===========
      Diluted                                               107,440            110,316             107,201            110,504
                                                        ===========        ===========         ===========        ===========

           See Notes to Consolidated Condensed Financial Statements

                                     3-20

                            SMITHFIELD FOODS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)                                                                   October 28, 2001             April 29, 2001
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                                          $    70,200                $    56,532
   Accounts receivable, net                                                               534,265                    387,841
   Inventories                                                                            883,195                    729,167
   Prepaid expenses and other current assets                                               93,351                     90,155
                                                                                      -----------                -----------
      Total current assets                                                              1,581,011                  1,263,695
                                                                                      -----------                -----------

Property, plant and equipment                                                           2,070,170                  1,796,655
   Less accumulated depreciation                                                         (586,911)                  (522,178)
                                                                                      -----------                -----------
      Net property, plant and equipment                                                 1,483,259                  1,274,477
                                                                                      -----------                -----------

Other assets:
   Goodwill                                                                               466,079                    347,342
   Investments in partnerships                                                            110,194                     88,092
   Other                                                                                  209,899                    277,282
                                                                                      -----------                -----------
      Total other assets                                                                  786,172                    712,716
                                                                                      -----------                -----------

                                                                                      $ 3,850,442                $ 3,250,888
                                                                                      ===========                ===========

           See Notes to Consolidated Condensed Financial Statements

                                     4-20

                            SMITHFIELD FOODS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY                                                               (Unaudited)
Current liabilities:
   Notes payable                                                                                   $    18,060          $    35,504
   Current portion of long-term debt and capital lease obligations                                      71,825               79,590
   Accounts payable                                                                                    372,745              278,093
   Accrued expenses and other current liabilities                                                      288,810              235,095
                                                                                                   -----------          -----------
      Total current liabilities                                                                        751,440              628,282
                                                                                                   -----------          -----------

Long-term debt and capital lease obligations                                                         1,377,483            1,146,223
                                                                                                   -----------          -----------

Other noncurrent liabilities:
   Deferred income taxes                                                                               278,608              271,516
   Pension and postretirement benefits                                                                  76,232               77,520
   Other                                                                                                26,643               25,820
                                                                                                   -----------          -----------
      Total other noncurrent liabilities                                                               381,483              374,856
                                                                                                   -----------          -----------

Minority interests                                                                                      15,881               48,395
                                                                                                   -----------          -----------

Shareholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 authorized shares                                             -                    -
   Common stock, $.50 par value, 200,000,000 and 100,000,000
      authorized shares; 111,708,839 and 52,502,951 issued and outstanding                              55,854               26,251
   Additional paid-in capital                                                                          520,411              405,665
   Retained earnings                                                                                   756,194              638,779
   Accumulated other comprehensive loss                                                                 (8,304)             (17,563)
                                                                                                   -----------          -----------
      Total shareholders' equity                                                                     1,324,155            1,053,132
                                                                                                   -----------          -----------

                                                                                                   $ 3,850,442          $ 3,250,888
                                                                                                   ===========          ===========

           See Notes to Consolidated Condensed Financial Statements

                                     5-20

                            SMITHFIELD FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            26 Weeks Ended         26 Weeks Ended
(In thousands)                                                                            October 28, 2001       October 29, 2000
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                                    $ 117,416              $  89,145
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                                              69,211                 68,169
         Gain on sale of IBP common stock                                                           (7,008)                     -
         (Gain) loss on sale of property, plant and equipment                                       (2,669)                 4,857
         Changes in operating assets and liabilities, net of effect of acquisitions                (23,251)               (43,798)
                                                                                                 ---------              ---------
               Net cash provided by operating activities                                           153,699                118,373
                                                                                                 ---------              ---------

Cash flows from investing activities:
   Capital expenditures                                                                            (59,560)               (69,709)
   Business acquisitions, net of cash                                                             (144,283)                (7,930)
   Proceeds from sale of IBP common stock                                                           58,654                      -
   Proceeds from sale of property, plant and equipment                                               8,554                    387
   Investments in IBP common stock                                                                       -                (60,415)
   Investments in partnerships                                                                     (12,531)               (17,936)
                                                                                                 ---------              ---------
               Net cash used in investing activities                                              (149,166)              (155,603)
                                                                                                 ---------              ---------

Cash flows from financing activities:
   Net repayments on notes payable                                                                 (17,591)                (9,206)
   Proceeds from issuance of long-term debt                                                        390,650                 19,688
   Net (repayments) borrowings on long-term credit facility                                       (196,000)                57,000
   Principal payments on long-term debt and capital lease obligations                             (110,149)               (22,558)
   Repurchase and retirement of common stock                                                       (60,354)                (9,691)
   Exercise of common stock options                                                                  2,505                    906
                                                                                                 ---------              ---------
               Net cash provided by financing activities                                             9,061                 36,139
                                                                                                 ---------              ---------

Net increase (decrease) in cash and cash equivalents                                                13,594                 (1,091)
Effect of foreign exchange rate changes on cash                                                         74                  1,504
Cash and cash equivalents at beginning of period                                                    56,532                 49,882
                                                                                                 ---------              ---------
Cash and cash equivalents at end of period                                                       $  70,200              $  50,295
                                                                                                 =========              =========
Supplemental disclosures of cash flow information:
   Cash payments during period:
      Interest (net of amount capitalized)                                                       $  40,858              $  52,801
                                                                                                 =========              =========
      Income taxes                                                                               $  71,214              $  47,639
                                                                                                 =========              =========
      Common Stock issued for acquisitions                                                       $ 197,103              $       -
                                                                                                 =========              =========

           See Notes to Consolidated Condensed Financial Statements

                                     6-20

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

(2)   Inventories consist of the following:

      (In thousands)                  October 28, 2001     April 29, 2001
      --------------                  ----------------     --------------

      Hogs on farms                        $   343,523         $  331,060
      Fresh and processed meats                442,301            316,929
      Manufacturing supplies                    70,926             60,823
      Other                                     26,445             20,355
                                           -----------         ----------
                                           $   883,195         $  729,167
                                           ===========         ==========


(3) Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents, such as stock options. The computation for basic and diluted net income per share is as follows:

                                                           13 Weeks Ended                           26 Weeks Ended
                                                    ---------------------------------------------------------------------
      (In thousands,                                October 28,     October 29,             October 28,       October 29,
      except per share data)                               2001            2000                    2001              2000
      ---------------------                          ----------       ---------             -----------         ---------
      Net income                                     $   60,512       $  44,576             $   117,416         $  89,145
                                                     ----------       ---------             -----------         ---------

      Average common shares outstanding:
         Basic                                          105,191         108,948                 105,063           109,134
         Dilutive stock options                           2,249           1,368                   2,138             1,370
                                                     ----------       ---------             -----------         ---------
         Diluted                                        107,440         110,316                 107,201           110,504
                                                     ==========       =========             ===========         =========

      Net income per common share:
         Basic                                       $      .58       $     .41             $      1.12         $     .82
                                                     ==========       =========             ===========         =========
         Diluted                                     $      .56       $     .40             $      1.10         $     .81
                                                     ==========       =========             ===========         =========

                                     7-20

(4) The components of comprehensive income, net of related taxes, consist of:

                                                                    13 Weeks Ended                 26 Weeks Ended
                                                         -------------------------------------------------------------
                                                         October 28,    October 29,       October 28,      October 29,
(In thousands)                                                 2001           2000              2001             2000
--------------                                           -----------    -----------       -----------      -----------
Net income                                                  $60,512        $44,576         $ 117,416         $ 89,145
Other comprehensive income:
   Unrealized gain on cash flow hedges                       13,145              -            11,348                -
   Unrealized (loss) gain on securities                           -         25,355             1,540           19,064
   Foreign currency translation                              (1,485)        (6,327)           (3,630)          (7,640)
                                                            -------       --------         ---------         --------
Comprehensive income                                        $72,172       $ 63,604         $ 126,674         $100,569
                                                            =======       ========         =========         ========

(5) The following table presents information about the results of operations for each of the Company's reportable segments for the 13 and 26 weeks ended October 28, 2001 and October 29, 2000, respectively. In connection with the acquisitions of Moyer Packing Company (Moyer) and Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix) in the first quarter and the acquisition of Packerland Holdings, Inc. (Packerland) in the second quarter, assets for the Meat Processing Group increased by approximately $516.5 million to $2.4 billion.

                                                 Meat               Hog          General
(In thousands)                             Processing        Production        Corporate               Total
-------------------------------------------------------------------------------------------------------------
13 Weeks Ended:
      October 28, 2001
      ---------------------
      Sales                                $1,582,130         $ 347,807        $      -          $1,929,937
      Intersegment sales                            -          (259,622)              -            (259,622)
      Operating profit (loss)                  38,783            98,969         (15,640)            122,112

      October 29, 2000
      ---------------------
      Sales                                $1,351,582         $ 311,752        $       -         $1,663,334
      Intersegment sales                            -          (232,416)               -           (232,416)
      Operating profit (loss)                  32,429            72,736           (8,388)            96,777
-------------------------------------------------------------------------------------------------------------
26 Weeks Ended:
      October 28, 2001
      ---------------------
      Sales                                $3,123,651         $ 709,404        $       -         $3,833,055
      Intersegment sales                            -          (526,328)               -           (526,328)
      Operating profit (loss)                  38,332           218,669          (28,975)           228,026

      October 29, 2000
      ---------------------
      Sales                                $2,681,606         $ 636,469        $       -         $3,318,075
      Intersegment sales                            -          (465,831)               -           (465,831)
      Operating profit (loss)                  24,611           183,887          (16,575)           191,923


(6) On October 23, 2001, the Company issued $300.0 million of eight-year 8.0% senior unsecured notes. The net proceeds from the sale of the notes were used to repay indebtedness under the Company's revolving credit facilities.

                                     8-20

      In fiscal 2002, Animex S.A., the Company's Polish subsidiary, entered into a US$100.0 million Senior Secured Facilities Agreement (Facility). The proceeds of the financing were used to repay existing borrowings and to provide working capital financing. This Facility is secured by a pledge of the operating assets, including accounts receivable and inventories of Animex and its subsidiaries.

      The Company's Canadian subsidiary, Schneider Corporation (Schneider), entered into a CDN$65.0 million debenture with five institutional investors, during the period. The proceeds of this financing were used to repay existing borrowings and to provide working capital financing. The debenture obligations are secured by charges against the fixed assets of Schneider.

      At October 28, 2001, the outstanding balance on the Company's five-year $650.0 million revolving credit facility of $211.0 million was included in long-term debt and capital lease obligations on the Consolidated Condensed Balance Sheet. Subsequent to October 28, 2001, the Company entered into a loan agreement with a bank group for a five-year $750.0 million revolving credit facility. In connection with this refinancing, the Company repaid all of its borrowings under its previous $650.0 million revolving credit facility, which was terminated.

(7) In October 2001, the Company completed the acquisition of Packerland and its affiliated companies for approximately 6.3 million shares of the Company's common stock and the assumption of $124.8 million of debt and other liabilities. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as intangible assets. Prior to the acquisition, Packerland had annual sales of approximately $1.4 billion.

      In June 2001, the Company completed the acquisition of Moyer for approximately $90.5 million in cash and assumed debt. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as intangible assets. Prior to the acquisition, Moyer had annual sales of approximately $600 million.

      In September 2001, the Company acquired virtually all the remaining common shares of Schneider, for approximately 2.8 million shares of the Company's common stock. Prior to this transaction, the Company owned approximately 63% of the outstanding shares of Schneider. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as intangible assets.

      In July 2001, the Company acquired substantially all of the assets and business of Quik-to-Fix for approximately $31.0 million in cash. Prior to the acquisition, Quik-to-Fix had annual sales of approximately $140 million.

      During the third quarter of fiscal year 2001, Schneider increased its investment in Saskatchewan-based Mitchell's Gourmet Foods Inc. (Mitchell's) to 54%. Prior to the third quarter of fiscal year 2001, the Company had used the equity method of accounting for Mitchell's. For the fiscal year ended October 2000, Mitchell's had sales of approximately $190 million.

      These acquisitions were accounted for using the purchase method of accounting, and accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition. Had these acquisitions occurred at the beginning of the fiscal years in which they were acquired, there would not have been a material effect to net income or net income per share for the 13 or the 26 weeks ended October 28, 2001 or October 29, 2000.

(8) On April 30, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138. SFAS 133 requires that all derivative instruments be reported on the Company's Consolidated Balance Sheet at fair value and provides guidance on the accounting treatment of gains and losses from derivatives based on the type of hedging transaction. As substantially all of the Company's derivatives are considered cash flow hedges, as defined in SFAS 133, changes in

                                     9-20
      the fair value of derivatives are recorded in other comprehensive income or current earnings depending on whether the derivative is designated as a hedge transaction and the effectiveness of the hedging relationship. Gains and losses on derivative instruments reported in other comprehensive income are recognized in earnings in the period in which earnings are impacted by the underlying hedged item. The ineffective portions of cash flow hedges are recognized in current period earnings.

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

      In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment on April 30, 2001, (the first day of the Company's current fiscal year) of $12.7 million after-tax, cumulative effect loss in Accumulated Other Comprehensive Loss and a net decrease in current assets of $20.6 million to recognize the fair value of derivative instruments that are designated as hedge transactions. For the 13 weeks and the 26 weeks ended October 28, 2001, $1.1 million and $8.4 million of net derivative losses were reclassified from Accumulated Other Comprehensive Loss into earnings and $1.2 million and $0.9 million of net gains related to cash flow hedge ineffectiveness were recognized in earnings, respectively.

      As of October 28, 2001, the net accumulated gain on derivative instruments in Accumulated Other Comprehensive Loss was $11.3 million. The Company expects that substantially all of these gains will be reclassified into earnings over the next twelve months as the underlying hedged transactions are realized. At October 28, 2001, the maximum maturity date for any commodity contract outstanding was 12 months.

(9) In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142).

      SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement requires that acquired goodwill and other intangible assets are no longer periodically amortized into income, but are subject to an annual impairment measurement. The Company has elected early adoption of SFAS 142. In accordance with SFAS 142, the 13 weeks and 26 weeks ended October 28, 2001 do not include amortization of acquired goodwill and certain other intangible assets. The Company has allocated goodwill to its reporting units and performed an assessment of potential capital impairment. Management does not currently believe that there is significant exposure to a loss from impairment of acquired goodwill and other intangible assets. Had SFAS 142 been effective in the previous fiscal year, net income and diluted net income per common share would have been $46.7 million, or $.42 per diluted share, and $93.4 million, or $.85 per diluted share, for the 13 weeks and 26 weeks ended October 29, 2000, respectively.

(10) On August 29, 2001, the board of directors of the Company declared a 2-for-1 stock split of the Company's common stock effective September 14, 2001. Share amounts presented in the Consolidated Condensed Balance Sheets reflect the actual share amounts issued and outstanding for each period presented.
                                     10-20

      All per common share amounts have been restated to reflect the effect of the stock split. In addition, on August 29, 2001, the Company's shareholders approved an amendment to the articles of incorporation providing for an increase in the authorized shares of common stock from 100 million to 200 million.

                                     11-20

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL
-------

         Smithfield Foods, Inc. (the Company) is comprised of a Meat Processing Group (MPG) and a Hog Production Group (HPG). The MPG consists of primarily eight wholly owned domestic meat processing subsidiaries and four international meat processing entities. The HPG consists primarily of three hog production operations located in the United States and certain joint ventures outside the United States.

ACQUISITIONS
------------

         The Company made several acquisitions in fiscal years 2002 and 2001 including:

         In October 2001, the Company completed the acquisition of Packerland Holdings, Inc. (Packerland) and its affiliated companies for approximately 6.3 million shares of the Company's common stock and the assumption of $124.8 million of debt and other liabilities. Prior to the acquisition, Packerland had annual sales of approximately $1.4 billion.

         In June 2001, the Company completed the acquisition of Moyer Packing Company (Moyer) for approximately $90.5 million in cash and assumed debt. Prior to the acquisition, Moyer had annual sales of approximately $600.0 million.

         In September 2001, the Company acquired virtually all the remaining common shares of Schneider Corporation (Schneider), for approximately 2.8 million shares of the Company's common stock. Prior to this transaction, the Company owned approximately 63% of the outstanding shares of Schneider.

         In July 2001, the Company acquired substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix) for approximately $31.0 million in cash. Prior to the acquisition, Quik-to-Fix had annual sales of approximately $140.0 million.

         During the third quarter of fiscal year 2001, Schneider increased its investment in Saskatchewan-based Mitchell's Gourmet Foods Inc. (Mitchell's) to 54%. Prior to the third quarter of fiscal year 2001, the Company had used the equity method of accounting for Mitchell's. For the fiscal year ended October 2000, Mitchell's had sales of approximately $190.0 million.

         These acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the results of operations from the dates of acquisition.

RESULTS OF OPERATIONS
---------------------

         The acquisitions of Moyer, Quik-to-Fix, and Mitchell's affect the comparability of the results of operations for the 13 and 26 weeks ended October 28, 2001 and October 29, 2000.

Consolidated

         Sales in the 13 and 26 weeks ended October 28, 2001 increased by $239.4 million, or 16.7%, and by $454.5 million, or 15.9%, respectively, from the comparable prior year periods. The increases in sales reflected a 6.7% and a 8.3% increase in unit selling prices in the MPG for the 13 and 26 weeks

                                     12-20
ended October 28, 2001, respectively, and the incremental sales of acquired businesses. See the following sections for comments on sales changes by business segment.

         Gross profit in the 13 and 26 weeks ended October 28, 2001 increased $48.2 million, or 20.5%, and $74.2 million, or 16.0%, respectively, from the comparable prior year periods. The current year gross profit increases are primarily the result of higher unit selling prices of meat products, the gross profit of acquired businesses and lower raising costs.

         Selling, general and administrative expenses in the 13 and 26 weeks ended October 28, 2001 increased $18.4 million, or 17.0%, and $30.8 million, or 14.5%, respectively, from the comparable prior year periods. The increases were primarily due to the inclusion of expenses of acquired businesses, increased promotion of branded fresh and processed meats in both periods, and a $5.0 million loss incurred in the current 26-week period as a result of a fire at a Circle Four farm in Utah. These increases were partially offset by the adoption of the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Had SFAS 142 been effective in the previous fiscal year, selling, general and administrative expenses would have been reduced by $2.1 million and $4.3 million for the 13 weeks and 26 weeks ended October 29, 2000, respectively.

         Depreciation expense in the 13 and 26 weeks ended October 28, 2001 increased $3.5 million, or 11.3%, and $4.5 million, or 7.4%, respectively, from the comparable periods a year earlier. The increases are primarily due to the inclusion of depreciation expense of acquired businesses.

         Interest expense decreased $1.8 million, or 7.1%, and $5.5 million, or 11.4%, in the 13 and 26 weeks ended October 28, 2001, respectively, compared to the same periods last year. The decrease in interest expense is primarily due to the decrease in average interest rates.

         In the first quarter of 2002, the Company sold 2.9 million shares of IBP, inc. common stock resulting in a nonrecurring, pretax gain of $7.0 million for the 26 weeks ended October 28, 2001.

         The effective income tax rate for the 13 and 26 weeks ended October 28, 2001 increased to 38.8% and 38.9%, respectively compared with 37.9% in both prior year periods on increased overall earnings at higher marginal rates. For the 26 weeks ended October 28, 2001, the increase also reflected higher effective tax rates on increased foreign income. The Company had a valuation allowance of $21.6 million related to income tax assets as of October 28, 2001 primarily related to losses in foreign jurisdictions for which no tax benefit was recognized.

         Reflecting the foregoing factors, net income increased to $60.5 million, or $.56 per diluted share, and $117.4 million, or $1.10 per diluted share, in the 13 and 26 weeks ended October 28, 2001, respectively. This compares to net income of $44.6 million, or $.40 per diluted share, and $89.1 million, or $.81 per diluted share, in the comparable periods ended October 29, 2000, respectively. Excluding the after-tax gain on the sale of IBP common stock, and the after-tax loss incurred as a result of a fire at a Circle Four farm in Utah, net income increased to $116.2 million, or $1.08 per diluted share for the 26 weeks ended October 28, 2001.

Meat Processing Group

         Sales in the MPG segment increased $230.5 million, or 17.1%, and $442.0 million, or 16.5%, in the 13 and 26 weeks ended October 28, 2001, respectively, from the comparable prior year periods. This increase is due to a 6.7% and 8.3% increase in unit selling prices and a 9.8% and 8.9% increase in fresh and processed meats sales volume in the 13 and 26 weeks ended October 28, 2001, respectively, from the comparable prior year periods. The sales tonnage increases are primarily related to the inclusion of sales of acquired businesses, partially offset by the sale of a Canadian fresh pork plant. Included in the sales tonnage of acquired businesses is 94.3 million and 128.9 million pounds of fresh beef from Moyer for the 13 and 26 weeks ended October 28, 2001, respectively. In the base business, fresh meat and processed meats volumes increased 1.0% and 1.5%, respectively, for the 13 week period, while fresh meat volumes have increased 5.9% and processed meats volumes have remained flat for the 26 week period.

                                     13-20

         MPG operating profit in the 13 and 26 weeks ended October 28, 2001 increased to $38.8 million from $32.4 million and to $38.3 million from $24.6 million, respectively, from the comparable prior year periods. These increases are due to higher margins in both fresh and processed meats, despite higher cost of raw materials (live hogs) and increased promotional costs. Fresh meat margins increased resulting from the continued emphasis on the branded, value-added fresh pork categories. Increased processed meat margins reflected higher pricing and improved product mix.

Hog Production Group

         HPG sales for the 13 and 26 weeks ended October 28, 2001 increased 11.6% and 11.5%, respectively, from the comparable prior year periods. These increases are primarily due to the increase in unit selling prices for hogs while head sold has remained relatively flat from the comparable prior year periods. Most HPG sales represent inter-segment sales to the MPG and, therefore, are eliminated in the Company's Consolidated Condensed Statements of Income.

         Operating profit in the 13 and 26 weeks ended October 28, 2001 at the HPG improved to $99.0 million from $72.7 million and to $218.7 million from $183.9 million, respectively, from the comparable prior year periods. Operating profit for the periods improved on higher live hog prices and lower raising costs, partially offset by the impact of unfavorable commodity hedging contracts. In the 26-week period, operating profit improvement was also partially offset by a loss incurred as a result of a fire at a Circle Four farm in Utah. Included in the operating profit for the 13 and 26 weeks ended October 29, 2000 is a $7.0 million gain for insurance settlements for the recovery of losses incurred in hog production operations related to Hurricane Floyd.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash provided by operations totaled $153.7 million for the 26 weeks ended October 28, 2001 compared to $118.4 million in the same period last year. The increase is due to higher earnings, net of a gain on the sale of IBP common stock, and a reduction in working capital commitments compared to the same period last year.

         Cash used in investing activities decreased to $149.2 million for the 26 weeks ended October 28, 2001 compared to $155.6 million for the comparable prior year period. The decrease is primarily due to proceeds from the sale of IBP, inc. common stock in the current period and the investment made in IBP, inc. common stock in the prior period offset by the acquisitions of Moyer and Quik-to-Fix. Capital expenditures totaled $59.6 million in the current period primarily related to fresh and processed meats expansion projects and plant improvements. As of October 28, 2001, the Company has definitive commitments of $101.1 million for capital expenditures primarily for processed meat expansion, production efficiencies and additional hog production facilities in Utah.

         Financing activities provided cash of $9.1 million in the current 26-week period. In October 2001, the Company issued $300.0 million of eight-year 8.0% senior unsecured notes. The net proceeds from the sale of the notes went to repay indebtedness under the Company's revolving credit facility. This repayment was offset by borrowings on the revolving credit facility to fund net investment activity and to repurchase 3.1 million shares of the Company's common stock. The Company's Polish subsidiary, Animex S.A., entered into a US$100.0 million Senior Secured Facilities Agreement (Facility) during the period. The proceeds of the financing were used to repay existing borrowings and to provide working capital financing. The Facility is secured by a pledge of the operating assets, including the accounts receivable and inventories of Animex and its subsidiaries. Schneider entered into a CDN$65.0 million debenture with five institutional investors, during the period. The proceeds of this financing were used to repay existing borrowings and to provide working capital financing. The debenture obligations are secured by charges against the fixed assets of Schneider. Management believes that through internally generated funds and access to global credit markets, funds are available to adequately meet the Company's current and future operating and capital needs. As of October 28, 2001, 14.3 million shares of the Company's common stock have been repurchased under a 16.0 million share repurchase program.

                                     14-20

         At October 28, 2001, the outstanding balance on the Company's five-year $650.0 million revolving credit facility of $211.0 million was included in long-term debt and capital lease obligations on the Consolidated Condensed Balance Sheet. Subsequent to October 28, 2001, the Company entered into a loan agreement with a bank group for a five-year $750.0 million revolving credit facility. In connection with this refinancing, the Company repaid all of its borrowings under its previous $650.0 million revolving credit facility, which was terminated.

OUTLOOK
-------

         The third quarter is traditionally the best quarter for the MPG as fresh and processed meats margins generally are at their peak as a result of strong demand related to sales for the fall and holiday seasons. HPG margins are expected to continue benefiting from lower raising costs. The Company expects the results of Packerland for the third quarter to be accretive to earnings. Accordingly, the Company anticipates that the third quarter should compare favorably with the results of the prior year.

RECENT DEVELOPMENTS
-------------------

         On November 1, 2001, the Company announced an agreement in principle to acquire American Foods Group, Inc. (American Foods). On December 5, 2001, the Company and American Foods announced that the two parties have agreed to terminate any further discussions regarding the agreement for the Company to acquire American Foods.

FORWARD-LOOKING STATEMENTS
--------------------------

         This Form 10-Q may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include statements concerning the Company's outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations, the availability and prices of live hogs, raw materials and supplies, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, operating efficiencies, access to capital, the cost of compliance with environmental and health standards, adverse results from on-going litigation and actions of domestic and foreign governments.

                                     15-20

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

      As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2001, in April 2000, the Company and one of its subsidiaries were named as defendants, along with IBP, inc., in a civil action filed in the United States District Court for the Middle District of Georgia. The case was filed by four named plaintiffs on behalf of a putative nationwide class of hog producers who from 1994 to the present produced and sold finished hogs to defendants on a spot, auction or cash market basis. The plaintiffs contended that the defendants violated the Packers and Stockyards Act of 1921 (the PSA) by reason of the defendants' engaging in various captive supply arrangements for the procurement of hogs for processing. The Company moved the Georgia court to dismiss the case for lack of jurisdiction or in the alternative transfer it to the Eastern District of Virginia, where the Company is headquartered. On March 30, 2001, the Georgia court granted the Company's motion to transfer. On May 11, 2001, the Company filed a motion to dismiss the case for failure to state a claim upon which relief can be granted, arguing that the alleged captive supply arrangements do not violate the PSA and are consistent with similar vertical integration in the poultry industry. The Eastern District of Virginia court denied the Company's motion to dismiss by order dated September 19, 2001. However, in light of the issues raised by that motion regarding the scope of the PSA, the court required the parties to comply with a schedule for focused discovery relating to the plaintiffs' allegation that captive hog procurement practices violate the PSA and required prompt briefing on a motion for summary judgment by the defendants. A hearing on the defendants' summary judgment motion was held on November 21, 2001. At the conclusion of this hearing, the court stated its intention to rule in favor of the Company. The Company expects a written order to this effect in the near future.


      As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2001, in February 2001, Water Keeper Alliance Inc., Thomas E. Jones d/b/a Neuse Riverkeeper, and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against one of the Company's subsidiaries, and two of that subsidiary's hog production facilities in North Carolina (the Citizens Suits). The Company was named as a defendant in one of the suits and the plaintiffs recently served an amended notice of intent to join the Company as a defendant in the other suit. The Citizens Suits allege, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits seek remediation costs, injunctive relief and substantial civil penalties. The Company and its subsidiaries moved to dismiss each of the Citizen's Suits. These motions were denied, as was the Company's subsequent motion for reconsideration.

      As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2001, in March 2001, Eugene C. Anderson and other individuals filed what purports to be a class action in the United States District Court for the Middle District of Florida, Tampa Division, against the Company and Joseph W. Luter, III (the Anderson Suit). The Anderson Suit purports to allege violations of various laws, including the Racketeer Influenced and Corrupt Organizations Act, based on the Company's alleged failure to comply with environmental laws. The complaint seeks treble damages that are unspecified. The plaintiffs filed an amended complaint on May 1, 2001. The Company has moved to dismiss the Anderson Suit. The plaintiffs have moved for class certification, which the Company has opposed. There has been no ruling on the plaintiffs' certification motion.

      The Company believes that the Anderson Suit is baseless and without merit and intends to defend the suit vigorously. The Company has investigated the allegations made in the Citizens Suits and believes that the outcome of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations. The Company believes that all of the litigation described above represents the agenda of special advocacy groups including the Water Keeper Alliance Inc. The plaintiffs in these cases have stated that federal and state environmental agencies have declined to bring any of these suits and, indeed, have criticized these agencies.

                                     16-20

Item 2.  Changes in Securities and Use of Proceeds

      The terms of certain of the Company's debt agreements, including the loan agreements with a bank group for a five-year $750.0 million revolving credit facility the Company entered into subsequent to October 28, 2001 (see Part I,
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for further details), limit the payment of cash dividends on the Common Stock. This limitation on the payment of cash dividends is a continuation of a similar restriction contained in the Company's previous revolving credit facility. The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Item 5.  Other Information

      On October 23, 2001, the Company issued $300 million 8% senior notes in a transaction exempt from the registration requirements of the Securities Act. Accordingly, the senior notes may not be reoffered, resold, or otherwise transferred unless registered under the Securities Act or any applicable securities law or unless an applicable exemption from the registration and prospectus delivery requirements of the Securities Act is available. In connection with the sale of the senior notes, the Company agreed to file with the Securities and Exchange Commission on or before 90 days after the issuance of the senior notes a registration statement registering exchange notes to be offered in exchange for the senior notes. The Company also agreed that the notes to be registered, known as the exchange notes, would generally contain the same terms as the senior notes, except for provisions restricting their transfer.

      On November 30, 2001, the Company filed a registration statement for the exchange notes. The registration statement was declared effective on December 7, 2001 and the exchange offer is in process with a January 8, 2002 expiration date. Failure to complete the exchange offer or certain alternative transactions within the time periods the Company agreed to when the senior notes were issued will result in an increase in the amount of interest on the senior notes until the Company is able to complete the exchange offer or one of the alternative transactions. At this time, the Company believes that it will not be subject to the imposition of any additional interest.

Item 6.  Exhibits and Reports on Form 8-K.

A.   Exhibits

     Exhibit 3.1       -     Articles of Amendment effective August 29, 2001 to
                             the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date
                             (incorporated by reference to Exhibit 3.1 to the Company's Amendment No.1 to Form 10-Q Quarterly
                             Report filed with the Securities and Exchange
                             Commission (SEC) on September 12, 2001).

     Exhibit 3.2       -     Amendment to the Bylaws adopted May 30,
                             2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

     Exhibit 4.1(a)    -     Indenture between Smithfield Foods, Inc. and
                             SunTrust Bank dated October 23, 2001 (incorporated by reference to Exhibit 4.3(a) to the Company's
                             Registration Statement on Form S-4 filed with the SEC on November 30, 2001).

                                     17-20

     Exhibit 4.1(b)    -     Purchase Agreement dated October 17, 2001, among
                             Smithfield Foods, Inc., J.P.Morgan Securities,
                             Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.3(a) to the Company's
                             Registration Statement on Form S-4 filed with the SEC on November 30, 2001).

     Exhibit 4.1(c)    -     Exchange and Registration Rights Agreement dated
                             October 23, 2001, among Smithfield Foods, Inc.,
                             J.P. Morgan Securities, Inc. and Goldman, Sachs &
                             Co. (incorporated by reference to Exhibit 4.3(a) to the Company's Registration Statement on Form S-4 filed with the SEC on November 30, 2001).

     Exhibit 4.2(a)    -     Multi-Year Credit Agreement dated as of December 6,
                             2001 among Smithfield Foods, Inc., the Subsidiary
                             Guarantors Party thereto, and J.P. Morgan Chase
                             Bank, as Administrative Agent, relating to a $750,000,000 secured multi-year revolving credit facility (filed herewith).

     Exhibit 4.2(b)    -     Security Agreement dated as of December 6, 2001,
                             among Smithfield Foods, Inc., the Subsidiary
                             Guarantors party thereto, and J.P. Morgan Chase
                             Bank, as Collateral Agent, relating to the Company's multi-year revolving credit facility
                             (filed herewith).

     Exhibit 4.3(a)    -     Amendment Agreement No. 1 dated as of December 7,
                             2001, among Smithfield Foods and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 27, 1999 relating to $250,000,000 in senior secured notes (filed herewith).

     Exhibit 4.3(b)    -     Joint and Several Guaranty dated as of December 7,
                             2001, by Central Plains Farms LLC, Coddle Roasted
                             Meats, Inc., Great Lakes Cattle Credit Company,
                             LLC, Hancock's Old Fashioned Country Hams, Inc.,
                             Iowa Quality Meats, Ltd., Lykes Meat Group, Inc.,
                             Moyer Packing Company, Murco Foods, Inc., North
                             Side Foods Corp., Packerland Holdings, Inc.,
                             Packerland Processing Company, Inc., Patrick Cudahy
                             Incorporated, Premium Pork, Inc., Quarter M Farms,
                             LLC, Quik-To-Fix Foods, Inc., Stadler's Country
                             Hams, Inc., Sun Land Beef Company, Sunnyland, Inc.
                             and The Smithfield Companies, Inc. (filed herewith).

     Exhibit 4.4(a)    -     Amendment Agreement No. 1 dated as of December 7,
                             2001, among Smithfield Foods and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 31, 1999 relating to $196,882,354 in senior secured notes (filed herewith).

                                     18-20

     Exhibit 4.4(b)    -     Joint and Several Guaranty dated as of December 7,
                             2001, by Central Plains Farms LLC, Coddle Roasted
                             Meats, Inc., Great Lakes Cattle Credit Company,
                             LLC, Hancock's Old Fashioned Country Hams, Inc.,
                             Iowa Quality Meats, Ltd., Lykes Meat Group, Inc.,
                             Moyer Packing Company, Murco Foods, Inc., North
                             Side Foods Corp., Packerland Holdings, Inc.,
                             Packerland Processing Company, Inc., Patrick Cudahy
                             Incorporated, Premium Pork, Inc., Quarter M Farms,
                             LLC, Quik-To-Fix Foods, Inc., Stadler's Country
                             Hams, Inc., Sun Land Beef Company, Sunnyland, Inc.
                             and The Smithfield Companies, Inc. (filed herewith).

     Exhibit 4.5(a)    -     Amendment Agreement No. 1 dated as of December 7,
                             2001, among Smithfield Foods and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000 relating to $100,000,000 in senior secured notes (filed herewith).

     Exhibit 4.5(b)    -     Joint and Several Guaranty dated as of December 7,
                             2001, by Central Plains Farms LLC, Coddle Roasted
                             Meats, Inc., Great Lakes Cattle Credit Company,
                             LLC, Hancock's Old Fashioned Country Hams, Inc.,
                             Iowa Quality Meats, Ltd., Lykes Meat Group, Inc.,
                             Moyer Packing Company, Murco Foods, Inc., North
                             Side Foods Corp., Packerland Holdings, Inc.,
                             Packerland Processing Company, Inc., Patrick Cudahy
                             Incorporated, Premium Pork, Inc., Quarter M Farms,
                             LLC, Quik-To-Fix Foods, Inc., Stadler's Country
                             Hams, Inc., Sun Land Beef Company, Sunnyland, Inc.
                             and The Smithfield Companies, Inc. (filed herewith).


B.  Reports on Form 8-K.

      1. A Current Report on Form 8-K for October 16, 2001 was filed with the SEC on October 19, 2001 to report, under Item 5, the Company's second quarter earnings, the Company's sale of $300 million in senior notes, and the Company's new management structure.


                                     19-20

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SMITHFIELD FOODS, INC.



/s/ DANIEL G. STEVENS
-----------------------
  Daniel G. Stevens
  Vice President and Chief Financial Officer



/s/ JEFFREY A. DEEL
--------------------
  Jeffrey A. Deel
  Corporate Controller


  Date: December 12, 2001

                                     20-20