Form 10-Q
period 2002-01-27
SMITHFIELD FOODS INC
filed 2002-03-13
CIK 91388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the quarterly period ended January 27, 2002
                                                ----------------

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

Yes [X]   No [_]




              Class                       Shares outstanding at March 8, 2002
--------------------------------          --------------------------------------
  Common Stock, $.50 par value                        110,690,812

                                      1-18

                             SMITHFIELD FOODS, INC.
                                    CONTENTS

PART I  --  FINANCIAL INFORMATION                                                                              PAGE
  Item 1.  Financial Statements

     Consolidated Condensed Statements of Income - 13 Weeks Ended January 27, 2002 and                            3
         January 28, 2001 and 39 Weeks Ended January 27, 2002 and January 28, 2001

     Consolidated Condensed Balance Sheets - January 27, 2002 and April 29, 2001                                 4-5

     Consolidated Condensed Statements of Cash Flows - 39 Weeks Ended January 27, 2002
         and January 28, 2001                                                                                     6

     Notes to Consolidated Condensed Financial Statements                                                        7-11

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
    Operations                                                                                                  12-15

PART II  --  OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                                                    16

  Item 5.  Other Information                                                                                    16-17

  Item 6.  Exhibits and Reports on Form 8-K.                                                                     17

                                      2-18

                         PART I -- FINANCIAL INFORMATION

                             SMITHFIELD FOODS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    13 Weeks Ended      13 Weeks Ended       39 Weeks Ended       39 Weeks Ended
(In thousands, except per share data)             January 27, 2002    January 28, 2001     January 27, 2002     January 28, 2001
---------------------------------------------------------------------------------------------------------------------------------
Sales                                                 $  2,086,325        $  1,537,372         $  5,393,052         $  4,389,617
Cost of sales                                            1,767,542           1,307,879            4,535,869            3,695,928
                                                      ------------        ------------         ------------         ------------
Gross profit                                               318,783             229,493              857,183              693,689

Selling, general and administrative expenses               164,669             124,460              407,736              336,722
Depreciation expense                                        36,914              31,145              102,599               92,324
Interest expense                                            28,561              22,657               71,434               71,052
Minority interests                                           1,389               2,559                3,011                1,391
Gain on sale of IBP common stock                                 -             (76,480)              (7,008)             (76,480)
                                                      ------------        ------------         ------------         ------------

Income before income taxes                                  87,250             125,152              279,411              268,680

Income taxes                                                32,719              44,303              107,464               98,686
                                                      ------------        ------------         ------------         ------------

Net income                                            $     54,531        $     80,849         $    171,947         $    169,994
                                                      ============        ============         ============         ============

Net income per common share:

      Basic                                           $        .49        $        .74         $       1.60         $       1.56
                                                      ============        ============         ============         ============
      Diluted                                         $        .48        $        .73         $       1.57         $       1.54
                                                      ============        ============         ============         ============


 Average common shares outstanding:

      Basic                                                111,413             108,880              107,183              109,050
                                                      ============        ============         ============         ============
      Diluted                                              113,881             110,546              109,462              110,520
                                                      ============        ============         ============         ============

            See Notes to Consolidated Condensed Financial Statements

                                      3-18

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)                                               January 27, 2002     April 29, 2001
------------------------------------------------------------------------------------------------
ASSETS                                                            (Unaudited)

Current assets:
   Cash and cash equivalents                                      $    95,942        $    56,532
   Accounts receivable, net                                           508,987            387,841
   Inventories                                                        821,584            729,167
   Prepaid expenses and other current assets                           76,961             90,155
                                                                  -----------        -----------
      Total current assets                                          1,503,474          1,263,695
                                                                  -----------        -----------

Property, plant and equipment                                       2,115,914          1,796,655
   Less accumulated depreciation                                     (620,028)          (522,178)
                                                                  -----------        -----------
      Net property, plant and equipment                             1,495,886          1,274,477
                                                                  -----------        -----------

Other assets:
   Goodwill                                                           469,196            347,342
   Investments in partnerships                                        110,234             88,092
   Other                                                              213,013            277,282
                                                                  -----------        -----------
      Total other assets                                              792,443            712,716
                                                                  -----------        -----------

                                                                  $ 3,791,803        $ 3,250,888
                                                                  ===========        ===========

            See Notes to Consolidated Condensed Financial Statements

                                      4-18

                             SMITHFIELD FOODS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands, except share data)                                        January 27, 2002      April 29, 2001
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                          (Unaudited)
Current liabilities:
   Notes payable                                                              $    16,498         $    35,504
   Current portion of long-term debt and capital lease obligations                 67,281              79,590
   Accounts payable                                                               378,527             278,093
   Accrued expenses and other current liabilities                                 302,702             235,095
                                                                              -----------         -----------
      Total current liabilities                                                   765,008             628,282
                                                                              -----------         -----------

Long-term debt and capital lease obligations                                    1,308,765           1,146,223
                                                                              -----------         -----------

Other noncurrent liabilities:
   Deferred income taxes                                                          266,771             271,516
   Pension and postretirement benefits                                             73,767              77,520
   Other                                                                           20,432              25,820
                                                                              -----------         -----------
      Total other noncurrent liabilities                                          360,970             374,856
                                                                              -----------         -----------

Minority interests                                                                 16,575              48,395
                                                                              -----------         -----------

Shareholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 authorized shares                        -                   -
   Common stock, $.50 par value, 200,000,000 and 100,000,000
      authorized shares; 110,660,812 and 52,502,951 issued and outstanding         55,330              26,251
   Additional paid-in capital                                                     498,259             405,665
   Retained earnings                                                              810,724             638,779
   Accumulated other comprehensive loss                                           (23,828)            (17,563)
                                                                              -----------         -----------
      Total shareholders' equity                                                1,340,485           1,053,132
                                                                              -----------         -----------

                                                                              $ 3,791,803         $ 3,250,888
                                                                              ===========         ===========

            See Notes to Consolidated Condensed Financial Statements

                                      5-18

                             SMITHFIELD FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        39 Weeks Ended      39 Weeks Ended
(In thousands)                                                        January 27, 2002    January 28, 2001
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                $ 171,947           $ 169,994
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                         108,686             103,573
         Gain on sale of IBP common stock                                       (7,008)            (76,480)
         (Gain) loss on sale of property, plant and equipment                     (495)              3,780
         Changes in operating assets and liabilities, net of effect of
            acquisitions                                                        44,804              55,785
                                                                             ---------           ---------
               Net cash provided by operating activities                       317,934             256,652
                                                                             ---------           ---------

Cash flows from investing activities:
   Capital expenditures                                                       (101,775)           (106,506)
   Business acquisitions, net of cash                                         (162,008)            (26,855)
   Proceeds from sale of IBP common stock                                       58,654             186,445
   Proceeds from sale of property, plant and equipment                          12,221               3,942
   Investments in IBP common stock                                                   -             (60,240)
   Investments in partnerships                                                  (6,956)             (2,394)
                                                                             ---------           ---------
               Net cash used in investing activities                          (199,864)             (5,608)
                                                                             ---------           ---------

Cash flows from financing activities:
   Net repayments on notes payable                                             (36,723)            (36,286)
   Proceeds from issuance of long-term debt                                    400,535              28,491
   Net repayments on long-term credit facility                                (242,000)           (191,000)
   Principal payments on long-term debt and capital lease obligations         (119,825)            (33,298)
   Repurchase and retirement of common stock                                   (84,472)            (17,284)
   Exercise of common stock options                                              3,450               1,630
                                                                             ---------           ---------
               Net cash used in financing activities                           (79,035)           (247,747)
                                                                             ---------           ---------

Net increase in cash and cash equivalents                                       39,035               3,297
Effect of foreign exchange rate changes on cash                                    375                (593)
Cash and cash equivalents at beginning of period                                56,532              49,882
                                                                             ---------           ---------
Cash and cash equivalents at end of period                                   $  95,942           $  52,586
                                                                             =========           =========

Supplemental disclosures of cash flow information:
   Common stock issued for acquisitions                                      $ 202,695           $       -
                                                                             =========           =========
   Cash payments during period:
      Interest (net of amount capitalized)                                   $  58,353           $  74,909
                                                                             =========           =========
      Income taxes                                                           $ 104,244           $  76,430
                                                                             =========           =========

            See Notes to Consolidated Condensed Financial Statements

                                      6-18

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

(2)   Inventories consist of the following:


(In thousands)                        January 27, 2002    April 29, 2001
--------------                        ----------------    --------------

Hogs on farms                               $  346,990         $ 331,060
Fresh and processed meats                      378,261           316,929
Manufacturing supplies                          73,663            60,823
Other                                           22,670            20,355
                                            ----------         ---------
                                            $  821,584         $ 729,167
                                            ==========         =========


(3) Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents, such as stock options. The computation for basic and diluted net income per share is as follows:


                                           13 Weeks Ended              39 Weeks Ended
                                     -----------------------------------------------------
(In thousands,                       January 27,   January 28,   January 27,   January 28,
except per share data)                      2002          2001          2002          2001
----------------------               -----------   -----------   -----------   -----------
Net income                              $ 54,531      $ 80,849      $171,947      $169,994
                                        --------      --------      --------      --------
Average common shares outstanding:
   Basic                                 111,413       108,880       107,183       109,050
   Dilutive stock options                  2,468         1,666         2,279         1,470
                                        --------      --------      --------      --------
   Diluted                               113,881       110,546       109,462       110,520
                                        ========      ========      ========      ========

Net income per common share:
   Basic                                $    .49      $    .74      $   1.60      $   1.56
                                        ========      ========      ========      ========
   Diluted                              $    .48      $    .73      $   1.57      $   1.54
                                        ========      ========      ========      ========

                                      7-18

(4)   The components of comprehensive income, net of related taxes, consist of:

                                                  13 Weeks Ended             39 Weeks Ended
                                          ------------------------------------------------------
                                           January 27,   January 28,   January 27,   January 28,
(In thousands)                                    2002          2001          2002          2001
--------------                             -----------   -----------   -----------   -----------
Net income                                   $  54,531     $  80,849     $ 171,947     $ 169,994
Other comprehensive income:
   Unrealized loss on cash flow hedges         (13,325)            -        (1,977)            -
   Unrealized (loss) gain on securities           (506)          353         1,035            60
   Foreign currency translation                 (1,693)        6,217        (5,323)       (1,423)
                                             ---------     ---------     ---------     ---------
Comprehensive income                         $  39,007     $  87,419     $ 165,682     $ 168,631
                                             =========     =========     =========     =========


(5) The following table presents information about the results of operations for each of the Company's reportable segments for the 13 and 39 weeks ended January 27, 2002 and January 28, 2001. In connection with the acquisitions of Moyer Packing Company (Moyer) and substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix) in the first quarter and the acquisition of Packerland Holdings, Inc. (Packerland) in the second quarter, assets for the Meat Processing Group increased by approximately $516.5 million to $2.4 billion.

                                  Meat          Hog        General
(In thousands)                 Processing    Production   Corporate     Total
---------------------------------------------------------------------------------
13 Weeks Ended:
     January 27, 2002
     -----------------------
     Sales                    $ 2,015,151   $   279,569     $     -   $ 2,294,720
     Intersegment sales                 -      (208,395)          -      (208,395)
     Operating profit (loss)      100,277        30,746     (15,212)      115,811

     January 28, 2001
     -----------------------
     Sales                    $ 1,471,893   $   275,844     $     -   $ 1,747,737
     Intersegment sales                 -      (210,365)          -      (210,365)
     Operating profit (loss)       56,037        31,041     (15,749)       71,329

---------------------------------------------------------------------------------

39 Weeks Ended:
     January 27, 2002
     -----------------------
     Sales                    $ 5,138,467   $   988,973     $     -   $ 6,127,440
     Intersegment sales                 -      (734,388)          -      (734,388)
     Operating profit (loss)      138,608       249,413     (44,184)      343,837

     January 28, 2001
     -----------------------
     Sales                    $ 4,153,498   $   912,315     $     -   $ 5,065,813
     Intersegment sales                 -      (676,196)          -      (676,196)
     Operating profit (loss)       80,648       214,928     (32,324)      263,252


         General corporate expenses for the 13 and 39 weeks ended January 28, 2001 include $7.5 million of expenses related to the attempted merger with IBP, inc. (IBP) and the subsequent sale of the common stock of IBP.

                                      8-18

(6) On December 6, 2001, the Company entered into a five-year $750.0 million revolving credit agreement. The borrowings are prepayable and bear interest, at the Company's option, at variable rates based on margins over the Federal Funds rate or short-term Eurodollar rates. The margins are a function of the Company's leverage. In connection with this refinancing, the Company repaid all of its borrowings under its previous $650.0 million revolving credit facility, which was terminated.

      On October 23, 2001, the Company issued $300.0 million of 8.0% Senior Notes, Series A, due 2009. The net proceeds from the sale of the unsecured notes were used to repay indebtedness under the Company's revolving credit facility.

      In fiscal 2002, Animex S.A., the Company's Polish subsidiary, entered into a US$100.0 million Senior Secured Facilities Agreement (Facility). The proceeds of the financing were used to repay existing borrowings and to provide working capital financing. This Facility is secured by a pledge of the operating assets, accounts receivable and inventories of Animex and its subsidiaries.

      In the second quarter of fiscal 2002, the Company's Canadian subsidiary, Schneider Corporation (Schneider), entered into a CDN$65.0 million debenture with five institutional investors. The proceeds of this financing were used to repay existing borrowings and to provide working capital financing. The debenture obligations are secured by the fixed assets of Schneider.

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

      In June 2001, the Company completed the acquisition of Moyer for approximately $90.5 million in cash plus assumed debt. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as intangible assets. Prior to the acquisition, Moyer had annual sales of approximately $600 million.

      Had the acquisitions of Packerland and Moyer occurred at the beginning of fiscal 2001, sales would have been $6.3 billion for the 39 weeks ended January 27, 2002, and $2.0 billion and $5.8 billion for the 13 ad 39 weeks ended January 28, 2001, respectively. There would not have been a material effect on net income or net income per share for the 39 weeks ended January 27, 2002, or the 13 and 39 weeks ended January 28, 2001.

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

      These acquisitions were accounted for using the purchase method of accounting, and accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition. Had the acquisitions of Quik-to-Fix, Mitchell's and the remaining shares of Schneider occurred at the beginning of the fiscal years in which they were acquired, there would not have been a material effect to sales, net income or net income per share for the 13 or the 39 weeks ended January 27, 2002 or January 28, 2001.

(8) On April 30, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138. SFAS 133 requires that all derivative instruments be reported on the Company's

                                      9-18

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

      In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment on April 30, 2001 (the first day of the Company's current fiscal year), of $12.7 million after-tax, cumulative effect loss in Accumulated Other Comprehensive Loss and a net decrease in current assets of $20.6 million to recognize the fair value of derivative instruments that are designated as hedge transactions. For the 13 weeks and the 39 weeks ended January 27, 2002, $14.5 million and $5.3 million of net derivative gains were reclassified from Accumulated Other Comprehensive Loss into earnings and $1.0 million and $0.1 million of net losses related to cash flow hedge ineffectiveness were recognized in earnings, respectively.

      As of January 27, 2002, the net accumulated loss on derivative instruments in Accumulated Other Comprehensive Loss was $2.0 million. The Company expects that substantially all of these losses will be reclassified into earnings over the next twelve months as the underlying hedged transactions are realized. At January 27, 2002, the maximum maturity date for any commodity contract outstanding was 12 months.

(9) In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142).

      SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement requires that acquired goodwill and other intangible assets are no longer periodically amortized into income, but are subject to an annual impairment measurement. The Company has elected early adoption of SFAS 142. In accordance with SFAS 142, the 13 weeks and 39 weeks ended January 27, 2002 do not include amortization of acquired goodwill and certain other intangible assets. The Company has allocated goodwill to its reporting units and performed an assessment of potential capital impairment. Management does not currently believe that there is significant exposure to a loss from impairment of acquired goodwill and other intangible assets. Had SFAS 142 been effective in the previous fiscal year, net income and diluted net income per common share, excluding the gain on the sale of IBP common stock, would have been $39.5 million, or $.36

                                     10-18
      per diluted share, and $132.9 million, or $1.20 per diluted share, for the 13 weeks and 39 weeks ended January 28, 2001, respectively.

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

(11) In February 2002, the Company's Board of Directors approved a new 2.0 million share repurchase program. Including this new program, the Company has an authorization to purchase 2.6 million shares as of March 8, 2002.

                                     11-18

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

RESULTS OF OPERATIONS
---------------------

     The following acquisitions affect the comparability of the results of operations for the 13 and 39 weeks ended January 27, 2002 and January 28, 2001:

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

Consolidated

     Sales in the 13 and 39 weeks ended January 27, 2002 increased by $549.0 million, or 35.7%, and by $1.0 billion, or 22.9%, respectively, from the comparable prior year periods. The increases in sales are due to the incremental sales of acquired businesses and increases in average unit selling prices in the MPG of 4.5% and 7.4% for the 13 and 39 weeks ended January 27, 2002, respectively. See the following sections for comments on sales changes by business segment.

                                     12-18

     Gross profit in the 13 and 39 weeks ended January 27, 2002 increased $89.3 million, or 38.9%, and $163.5 million, or 23.6%, respectively, from the comparable prior year periods. The current year gross profit increases are primarily the result of a favorable operating environment for fresh pork, a strong emphasis on branded and value-added categories, the incremental gross profit of acquired businesses and lower raising costs in the HPG.

     Selling, general and administrative expenses in the 13 and 39 weeks ended January 27, 2002 increased $40.2 million, or 32.3%, and $71.0 million, or 21.1%, respectively, from the comparable prior year periods. The increases were primarily due to the inclusion of expenses of acquired businesses, increased advertising and promotion of branded fresh and processed meats in both periods, and a $5.0 million loss incurred in the current 39-week period as a result of a fire at a Circle Four farm in Utah. These increases were partially offset by $7.5 million of expenses related to the attempted merger with IBP, inc. (IBP) and the subsequent sale of IBP common stock in the third quarter of 2001 and the adoption of the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) in the first quarter of 2002. Had SFAS 142 been effective in the previous fiscal year, selling, general and administrative expenses would have been reduced by $2.3 million and $6.5 million for the 13 weeks and 39 weeks ended January 28, 2001, respectively.

     Depreciation expense in the 13 and 39 weeks ended January 27, 2002 increased $5.8 million, or 18.5%, and $10.3 million, or 11.1%, respectively, from the comparable periods a year earlier. The increases are primarily due to the inclusion of depreciation expense of acquired businesses.

     Interest expense increased $5.9 million, or 26.1%, and $0.4 million, or 0.5%, in the 13 and 39 weeks ended January 27, 2002, respectively, compared to the same periods last year. The increase in the 13-week period is due to the inclusion of assumed debt of acquired businesses. For the 39-week period, interest remained relatively flat despite increased total debt due to a decrease in average interest rates on the revolving credit facility and other variable rate debt.

     In the third quarter of fiscal 2001, the Company sold 6.7 million shares of IBP common stock resulting in a nonrecurring, pretax gain of $76.5 million, for the 13 and 39 weeks ended January 28, 2001. In the first quarter of fiscal 2002, the Company sold 2.9 million shares of IBP common stock resulting in a nonrecurring, pretax gain of $7.0 million for the 39 weeks ended January 27, 2002.

     The effective income tax rate for the 13 and 39 weeks ended January 27, 2002 increased to 37.5% and 38.5%, respectively, compared with 35.4% and 36.7% in both prior year periods on increased overall earnings at higher marginal rates and an increase in the valuation allowance at certain foreign operations. The Company had a valuation allowance of $24.0 million related to income tax assets as of January 27, 2002 primarily related to losses in foreign jurisdictions for which no tax benefit was recognized.

     Reflecting the foregoing factors, net income increased to $54.5 million, or $.48 per diluted share, and $170.7 million, or $1.56 per diluted share, in the 13 and 39 weeks ended January 27, 2002, respectively. This compares to net income of $37.2 million, or $.34 per diluted share, and $126.3 million, or $1.14 per diluted share, in the comparable periods ended January 28, 2001, respectively. Current year amounts exclude an after-tax gain on the sale of IBP common stock, and an after-tax loss incurred as a result of a fire at a Circle Four farm in Utah. Including these items, net income totaled $171.9 million, or $1.57 per diluted share, for the 39 weeks ended January 27, 2002. Prior year amounts exclude a nonrecurring gain, net of expenses and taxes, of $43.6 million, or $.39 per diluted share, for the 13 and 39 weeks ended January 28, 2001.

Meat Processing Group

     Sales in the MPG segment increased $543.3 million, or 36.9%, and $985.0 million, or 23.7%, in the 13 and 39 weeks ended January 27, 2002, respectively, from the comparable prior year periods. These increases are due to a 25.9% and 15.1% increase in fresh and processed meats sales volume and a 4.5% and 7.4% increase in average unit selling prices in the 13 and 39 weeks ended January 27, 2002,

                                     13-18
respectively, from the comparable prior year periods. The sales tonnage increases are primarily related to the inclusion of sales of acquired businesses, partially offset by the prior year sale of a Canadian fresh pork plant. Included in the sales tonnage of acquired businesses is 385.1 million and
514.0 million pounds of fresh beef from the Company's newly formed beef processing division, for the 13 and 39 weeks ended January 27, 2002, respectively. This division was formed after the acquisitions of Moyer in June 2001 and Packerland in October 2001. In the base business, fresh pork and processed meats volumes remained relatively flat for the 13-week period, while fresh pork volumes have increased 3.7% and processed meats volumes have remained flat for the 39-week period.

     MPG operating profit in the 13 and 39 weeks ended January 27, 2002 increased to $100.3 million from $56.0 million and to $138.6 million from $80.6 million, respectively, from the comparable prior year periods. These increases are due to higher margins in both fresh and processed meats and the inclusion of the beef processing division, partially offset by increased advertising and promotional costs. Fresh meat margins increased resulting from the continued emphasis on the branded, value-added fresh pork categories. Increased processed meat margins reflected higher pricing and improved product mix.

Hog Production Group

     HPG sales for the 13 and 39 weeks ended January 27, 2002 increased 1.4% and 8.4%, respectively, from the comparable prior year periods. The increase for the 13-week period is due to an increase in head sold partially offset by a decrease in unit selling prices for hogs. For the 39-week period, head sold and unit selling prices for hogs both increased. Most HPG sales represent inter-segment sales to the MPG and, therefore, are eliminated in the Company's Consolidated Condensed Statements of Income.

     Operating profit in the 13 weeks ended January 27, 2002 remained relatively flat at $30.7 million compared to $31.0 million in the prior year due to lower live hog prices offset by the impact of favorable commodity hedging contracts and lower raising costs. For the 39 weeks ended January 27, 2002, HPG operating profit improved to $249.4 million as compared to $214.9 million from the comparable prior year period. Operating profit improved in the 39-week period due to higher live hog prices and lower raising costs, partially offset by a loss incurred as a result of a fire at a Circle Four farm in Utah. Included in the operating profit for the 39 weeks ended January 28, 2001 is a $7.0 million gain for insurance settlements for the recovery of losses incurred, in hog production operations, related to Hurricane Floyd.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash provided by operations totaled $317.9 million for the 39 weeks ended January 27, 2002 compared to $256.7 million in the same period last year. The increase is due to higher earnings, net of a gain on the sale of IBP common stock.

     Cash used in investing activities increased to $199.9 million for the 39 weeks ended January 27, 2002 compared to $5.6 million for the comparable prior year period. The increase is due to the acquisitions of Moyer and Quik-to-Fix in the current period and the prior year period sale of IBP stock less the cost of shares purchased. Capital expenditures totaled $101.8 million in the current period primarily related to fresh and processed meats expansion projects and plant improvements. As of January 27, 2002, the Company has definitive commitments of $106.3 million for capital expenditures primarily for processed meat expansion and production efficiencies.

     Cash used in financing activities was $79.0 million in the current 39-week period. In October 2001, the Company issued $300.0 million of 8.0% Senior Notes, Series A, due 2009. The net proceeds from the sale of the unsecured notes went to repay indebtedness under the Company's revolving credit facility. This repayment was offset by borrowings on the revolving credit facility to fund net investment activity and to repurchase 4.2 million shares of the Company's common stock. The Company's Polish subsidiary, Animex S.A., entered into a US$100.0 million Senior Secured Facilities Agreement (Facility) during the

                                     14-18
period. The proceeds of the financing were used to repay existing borrowings and to provide working capital financing. The Facility is secured by a pledge of the operating assets, accounts receivable and inventories of Animex and its subsidiaries. Schneider entered into a CDN$65.0 million debenture with five institutional investors, during the period. The proceeds of this financing were used to repay existing borrowings and to provide working capital financing. The debenture obligations are secured by the fixed assets of Schneider. On December 6, 2001, the Company entered into a five-year $750.0 million revolving credit agreement. The borrowings are prepayable and bear interest, at the Company's option, at variable rates based on margins over the Federal Funds rate or short-term Eurodollar rates. The margins are a function of the Company's leverage. In connection with this refinancing, the Company repaid all of its borrowings under its previous $650.0 million revolving credit facility, which was terminated. Management believes that through internally generated funds and access to global credit markets, funds are available to adequately meet the Company's current and future operating and capital needs.

     In February 2002, the Company's Board of Directors approved a new 2.0 million share repurchase program. As of March 8, 2002, 15.4 million shares of the Company's common stock have been repurchased under the original 16.0 million share repurchase program. Including the new program, the Company currently has an authorization to purchase 2.6 million shares.


FORWARD-LOOKING STATEMENTS
--------------------------

     This Form 10-Q may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include statements concerning the Company's outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations, the availability and prices of live hogs, raw materials and supplies, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, operating efficiencies, access to capital, the cost of compliance with environmental and health standards, adverse results from on-going litigation, legislative changes and other actions of domestic and foreign governments.

                                     15-18

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

        As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2001, in April 2000, the Company and one of its subsidiaries were named as defendants, along with IBP, inc., in a civil action filed in the United States District Court for the Middle District of Georgia. The case was filed by four named plaintiffs on behalf of a putative nationwide class of hog producers who from 1994 to the present produced and sold finished hogs to defendants on a spot, auction or cash market basis. The plaintiffs contended that the defendants violated the Packers and Stockyards Act of 1921 (the PSA) by reason of the defendants' engaging in various captive supply arrangements for the procurement of hogs for processing. The Company moved the Georgia court to dismiss the case for lack of jurisdiction or in the alternative transfer it to the United States District Court for the Eastern District of Virginia, where the Company is headquartered. On March 30, 2001, the Georgia court granted the Company's motion to transfer. On May 11, 2001, the Company filed a motion to dismiss the case for failure to state a claim upon which relief can be granted, arguing that the alleged captive supply arrangements do not violate the PSA and are consistent with similar vertical integration in the poultry industry. The Virginia court denied the Company's motion to dismiss by order dated September 19, 2001. However, in light of the issues raised by that motion regarding the scope of the PSA, the Virginia court required the parties to comply with a schedule for focused discovery relating to the plaintiffs' allegation that captive hog procurement practices violate the PSA and required prompt briefing on a motion for summary judgment by the defendants. On November 21, 2001, a hearing was held on the defendants' summary judgment motion. On January 2, 2002, the Virginia court granted the defendants' summary judgment motion and dismissed the case. The plaintiffs filed a timely notice of appeal to the Fourth Circuit Court of Appeals but subsequently voluntarily withdrew that appeal, bringing an end to this suit.

        As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2001, in March 2001, Eugene C. Anderson and other individuals filed what purports to be a class action in the United States District Court for the Middle District of Florida, Tampa Division, against the Company and Joseph W. Luter, III (the Anderson Suit). The Anderson Suit purports to allege violations of various laws, including the Racketeer Influenced and Corrupt Organizations Act, based on the Company's alleged failure to comply with environmental laws. The complaint seeks treble damages that are unspecified. The plaintiffs filed an amended complaint on May 1, 2001. On February 13, 2002, the District Court granted the Company's and Mr. Luter's motion to dismiss, giving the plaintiffs 30 days within which to file an amended complaint. The Company continues to believe that the Anderson Suit is baseless and without merit and will continue to defend the suit vigorously.

Item 5. Other Information

        On October 23, 2001, the Company issued $300.0 million 8% Senior Notes, Series A, due 2009, in a transaction exempt from the registration requirements of the Securities Act. Accordingly, these senior notes may not be reoffered, resold, or otherwise transferred unless registered under the Securities Act or any applicable securities law or unless an applicable exemption from the registration and prospectus delivery requirements of the Securities Act is available. In connection with the sale of the senior notes, the Company agreed to file with the Securities and Exchange Commission on or before 90 days after the issuance of the senior notes a registration statement registering exchange notes to be offered in exchange for the senior notes. The Company also agreed that the notes to be registered, known as the exchange notes, would generally contain the same terms as the senior notes, except for provisions restricting their transfer. Failure to complete the exchange offer or certain alternative transactions within the time periods the Company agreed to when the senior notes were issued would result in an increase in the amount of interest on the senior notes until the Company was able to complete the exchange offer or one of the alternative transactions.

                                     16-18

         On November 30, 2001, the Company filed a registration statement for the exchange notes. The registration statement was declared effective on December 7, 2001, and the exchange offer proceeded with a January 8, 2002 expiration date. The exchange offer transaction closed on January 16, 2002, with $298.7 million principal amount of the senior notes being properly tendered and exchanged for a like amount of registered exchange notes. Since the exchange offer was completed within the agreed upon time period, the Company will not be subject to the imposition of any additional interest.

         A measure to ban packer ownership of livestock passed in the U.S. Senate as part of its vote on the new farm bill. The measure, which was introduced by Sen. Tim Johnson (D. S.D.) would prohibit packers from owning live cattle and hogs for more than 14 days prior to slaughter. The House version of the new farm bill does not include a packer ban. Differences between the Senate and House versions of the bill are currently being reviewed by a conference committee. Both Sen. Johnson, the amendment's sponsor, and Sen. Tom Daschle
(D. S.D.), the Senate Majority Leader, have acknowledged publicly that they do not believe the packer ban will become law. The House conferees are solidly aligned against the Johnson amendment. If the packer ban were to become law, it is likely that it would have a material impact on the Company's financial statements. However, the Company does not expect the bill eventually adopted by the conference committee to include the packer ban and therefore does not believe the Johnson amendment poses any significant threat to the Company's operations.

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



  SMITHFIELD FOODS, INC.



/s/ DANIEL G. STEVENS
---------------------
  Daniel G. Stevens
  Vice President and Chief Financial Officer


/s/ JEFFREY A. DEEL
--------------------
  Jeffrey A. Deel
  Corporate Controller


  Date: March 13, 2002

                                     18-18