Form 10-K
period 2002-04-28
SMITHFIELD FOODS INC
filed 2002-07-29
CIK 91388

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-2258

SMITHFIELD FOODS, INC.
(Exact name of registrant as specified in its charter)

Virginia	52-0845861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Commerce Street Smithfield, Virginia	23430
(Address of principal executive offices)	(Zip Code)

(757) 365-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.50 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The aggregate market value of the shares of Registrant’s Common Stock held by non-affiliates as of July 10, 2002 was approximately $1,388,000,000. This figure was calculated by multiplying (i) the $16.60 last sales price of Registrant’s Common Stock as reported on the New York Stock Exchange on July 10, 2002 by (ii) the number of shares of Registrant’s Common Stock not held by any officer or director of the Registrant or any person known to the Registrant to own more than five percent of the outstanding Common Stock of the Registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the Registrant is in fact an affiliate of the Registrant.

        At July 10, 2002, 109,566,155 shares of the Registrant’s Common Stock were outstanding (including for this purpose 542,750 Exchangeable Shares issued by the Registrant’s subsidiary Smithfield Canada Limited).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference is Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 28, 2002.

i

PART I

Item 1.     Business

General

Smithfield Foods, Inc. is the largest hog producer and pork processor in the world. The Company conducts its business through two groups, the Meat Processing Group and the Hog Production Group, each comprised of a number of subsidiaries.

Meat Processing Group.    The Meat Processing Group produces domestically and internationally a wide variety of fresh pork and beef and processed meat products and markets them nationwide and to over 25 foreign markets, including Canada, Poland, France, Japan and Mexico. The Meat Processing Group currently consists primarily of eight domestic processing subsidiaries and four international meat processing entities. All these subsidiaries are wholly owned except as indicated below. Collectively, these subsidiaries currently operate over 50 processing plants.

Subsidiary	Headquarters	Fiscal 2002 Sales
The Smithfield Packing Company, Incorporated	Smithfield, Virginia	$1,868 million
John Morrell & Co.	Cincinnati, Ohio	1,609 million
Packerland Holdings, Inc.	Green Bay, Wisconsin	1,500 million	(1)
Schneider Corporation	Kitchener, Ontario, Canada	751 million
Gwaltney of Smithfield, Ltd.	Smithfield, Virginia	652 million
Moyer Packing Company	Souderton, Pennsylvania	550 million	(1)
Animex Sp. z.o.o. (86%-owned)	Warsaw, Poland	294 million
Patrick Cudahy Incorporated	Cudahy, Wisconsin	228 million
Société Financière de Gestion et de Participation S.A.	Quimper and Lyon, France	114 million
Société Bretonne de Salaisons S.A.	Lampaul Guimiliau, France	103 million
North Side Foods Corp.	Arnold, Pennsylvania	87 million
Quik-to-Fix Foods, Inc.	Dallas, Texas	75 million	(1)

(1)	Estimated annualized sales

Hog Production Group.    To complement its processing operations, the Company has vertically integrated into hog production through its Hog Production Group, which currently provides the Meat Processing Group with approximately 50% of its domestic live hog requirements. In order to more strategically align the hog production group, in fiscal 2002 the Company reorganized under a subsidiary named Murphy-Brown LLC which owns and manages the following two principal business units.

Subsidiary	Principal Locations	Number of Sows
Brown’s of Carolina, LLC(1)	North Carolina, Utah, Colorado, Virginia and South Carolina	378,000

Murphy Farms, LLC	North Carolina, Missouri, Oklahoma, Illinois, South Dakota and Texas	351,000

(1)	The number of sows of Brown’s of Carolina, LLC includes the number of sows of Carroll’s Foods, LLC.

Business Strategy

The Company’s business is based on four basic strategies:

•
Value-Added and Branded Products.    The Company believes that significant earnings growth will occur through focused efforts to market value-added and branded products. In this regard, the Company has embarked on a strategy of increasing brand awareness by marketing branded fresh pork and further processed fresh pork cuts into value-added and case-ready products for sale to retailers and consumers. In addition, the Company has marketed a line of fresh pork products under the Smithfield Lean Generation Pork brand name. These products, using only raw materials from the NPD hog, are marketed nationwide to selected retailers and institutional food customers. Since their introduction, sales of Smithfield Lean Generation Pork products have grown to more than 100 million pounds annually. The success of this and other branded pork programs provides the Company with increased name recognition among retailers and consumers, which the Company believes facilitates its sale of other processed meat products such as ham, bacon, sausages and hot dogs.

•
Vertical Integration.    The Company, principally through the acquisition of Carroll’s Foods and Murphy Farms in fiscal years 1999 and 2000, has increased its vertical integration into hog production from 8% to 61%. The Company produces hogs through a combination of company-owned and contract production operations in addition to long-term partnerships and strategic alliances. The Company believes that vertical integration provides a number of competitive advantages, including substantial economies of scale from high volume hog production, increased control over raw material quality and consistency, and operational, logistical and transportation efficiencies due to the close proximity of its hog production operations to its processing facilities. The Company is positioning itself to maximize the benefits of vertical integration.

•
Advanced Genetics.    Since May 1991, the Company has made extensive use of its exclusive United States franchise rights from the National Pig Development Company, or NPD, relating to genetic lines of specialized breeding stock. These hogs are among the leanest hogs commercially available, and enable the Company to market highly differentiated pork products. Since introducing a herd of 2,000 sows in 1990, the Company has increased the number of NPD sows to 376,000, or approximately 52% of its total sow inventory. Over the next five years the Company intends to further expand production of NPD sows. The Company believes that the leanness and increased meat yields of these hogs will continue to increase the overall quality and consistency of its fresh pork and processed meats.

•
Strategic Acquisitions.    Over the last decade, the Company has made several significant acquisitions that have increased production capacity, provided vertical integration, expanded its geographic reach into new markets, both domestically and internationally, and created a portfolio of highly recognized regional brands. Recently, the Company has also taken steps to expand its business into beef processing. To that end, during fiscal 2002 the Company acquired Packerland Holdings, the fifth largest U.S. beef processor with its principal operations in the northern Midwest and the Southwest, and Moyer Packing, the ninth largest U.S. beef processor, providing the Company with the opportunity to expand its geographic reach into the northeastern United States and offer a broader range of complementary products. During fiscal 2002, the Company acquired The Smithfield Companies, Inc. and Stadler’s Country Hams, Inc., producers of country hams, and also acquired a 75% interest in RMH Foods, Inc., a company specializing in pre-cooked pork and beef entrees under the Quick-n-Easy™ brand. In fiscal 2002, the Company acquired the assets of Gorges/Quick-to-Fix Foods, Inc., broadening its product lines into fully cooked and fully-prepared products beyond the pork category and entering distribution channels beyond the Company’s traditional markets. In June 2002, the Company acquired an 80% interest in Stefano Foods, Inc., a marketer of Italian convenience foods, including stuffed pizza rings and calzones. Going forward, the Company will continue to look to grow through strategic acquisitions both domestically and internationally.

Historical Expansion and Acquisitions

Since 1975, when current management assumed control, the Company has made numerous acquisitions that have increased production capacity, provided vertical integration and expanded both its geographic reach and its portfolio of recognized brands. The Company has also expanded into the beef processing business to provide a broader range of products.

United States Meat Processing Acquisitions.    In fiscal 1982, the Company acquired Gwaltney of Smithfield, then Smithfield Packing’s principal Mid-Atlantic competitor. This acquisition doubled its sales and production capacity and added several popular lines of branded products along with a highly efficient hot dog and luncheon meats production facility. The proximity of Gwaltney of Smithfield to Smithfield Packing allowed for synergies and cost savings in manufacturing, purchasing, engineering and transportation. This combination set the stage for a series of acquisitions of smaller regional processors with widely recognized brands, including Patrick Cudahy, Esskay, Mash’s and Valleydale.

In fiscal 1996, the Company acquired John Morrell, a major Midwestern pork processor with primary markets in the Midwest, Northeast and western United States. This acquisition changed the Company’s character from a large multi-regional pork processor to one with national distribution. It also doubled its sales and production capacity, added several popular lines of branded processed meat products along with four efficient processing facilities and more than doubled the Company’s international sales. The Company believes that John Morrell’s strength in fresh meat, smoked sausage, hot dogs, luncheon meats, bacon and smoked hams complements the strong smoked meats, hot dog and bacon business of its Eastern operations. The acquisition of John Morrell also presented substantial opportunities for cost savings in the areas of processing, marketing, purchasing and distribution.

In fiscal 1997, the Company acquired the assets and businesses of the Lykes Meat Group, Inc., based in Plant City, Florida. Lykes is a pork processor with primary markets in the South and Southeast. Lykes produces branded processed meats, including bacon, hot dogs and breakfast and dinner sausages under the Lykes and Sunnyland brands.

In fiscal 1999, the Company acquired the assets and business of North Side, a major domestic supplier of precooked sausage to McDonald’s Corporation.

In June 2001, the Company acquired of 50% of the outstanding common shares of Pennexx Foods, Inc. (formerly known as Pinnacle Foods, Inc.), a Philadelphia-based producer of pre-priced, pre-packaged case-ready products.

In July 2001, the Company acquired The Smithfield Companies, a Smithfield, Virginia-based producer of Genuine Smithfield Hams and other specialty food products.

Also in July 2001, the Company acquired substantially all of the assets of Gorges/Quik-to-Fix Foods, Inc., a producer, marketer, and distributor of value-added beef, pork and poultry products for the retail and food service industry.

During the second quarter of fiscal 2002, the Company completed the acquisition of Stadler’s Country Hams and a 75% interest in RMH Foods. Stadler’s is a producer of country hams based in Elon College, North Carolina. RMH Foods, based in Morton, Illinois, specializes in pre-cooked pork and beef entrees under the Quick-n-Easy™ brand.

In June 2002, the Company acquired an 80% interest in Stefano Foods, a marketer of Italian convenience foods, including stuffed pizza rings and calzones, based in Charlotte, North Carolina.

International Meat Processing Acquisitions.    In fiscal 1999, the Company acquired Société Bretonne de Salaisons, one of the largest private-label manufacturers of ham, pork shoulder and bacon products in France.

In fiscal 1999, the Company acquired a 63% interest in Schneider Corporation, a food processing company headquartered in Kitchener, Ontario. In November 2001, the Company completed the acquisition of the remaining interest in Schneider, which is now a wholly-owned subsidiary of the Company.

In fiscal 1999 and 2000, the Company acquired an 85% stake in Animex, one of the largest meat and poultry processing companies in Poland. Animex produces a very broad line of fresh and processed meats and poultry.

In fiscal 2000, the Company acquired Société Financière de Gestion et de Participation, a private-label processed meats manufacturer in France.

Also in fiscal 2000, the Company acquired a 50% stake in Agroindustrial del Noroeste S. de R.L. de C.V., a Mexican meat processing and hog production joint venture.

In fiscal 2001, Schneider increased its investment in Saskatoon, Saskatchewan-based Mitchell’s Gourmet Foods Inc. from 38% to 54%. Mitchell’s is one of Canada’s leading value-added pork processors.

In fiscal 2002, the Company entered into an agreement with Artal Holland B.V. for a joint venture in AFG Company Limited, a Chinese meat processing and distributing company.

Hog Production Acquisitions.    In fiscal 1999, the Company acquired a 12,000 sow operation in Colorado to supply hogs to John Morrell.

In fiscal 2000, the Company acquired Carroll’s Foods and related companies and assets, including approximately 180,000 sows. Carroll’s Foods was a longtime hog production partner of the Company. Through a 49%-owned joint venture, Carroll’s Foods is also among the nation’s largest turkey processors.

Also in fiscal 2000, the Company acquired Murphy Farms and related companies and assets, including approximately 345,000 sows. Murphy Farms was also a longtime hog production partner of the Company.

In August 2001, the Company acquired the Oklahoma hog production assets of Land O’ Lakes, Inc., including approximately 8,000 sows.

Recent Beef Processing Acquisitions.    In June 2001, the Company acquired Moyer Packing, the ninth largest beef processor in the United States.

In October 2001, the Company acquired Packerland Holdings, the fifth largest beef processor in the United States.

Meat Processing Group

The Meat Processing Group derives its revenue from fresh pork and beef and processed meats. The following table shows for the fiscal periods indicated the percentages of Meat Processing Group revenues derived from fresh pork, fresh beef, processed meats and other products.

	2002	2001	2000	1999	1998
Processed Meats	43%	50%	50%	46%	40%
Fresh Pork	35%	46%	44%	49%	56%
Fresh Beef	17%	0%	0%	0%	0%
Other Products	5%	4%	6%	5%	4%

	100%	100%	100%	100%	100%

Over the five-year period, processed meats have increased as a percentage of processed meats and fresh pork reflecting the Company’s acquisitions of higher margin processed meats operations.

United States Processing Operations

Fresh Pork and Beef Products.    The Company is the largest fresh pork processor in the world, producing in fiscal 2002 approximately 2.7 billion pounds of which 2.5 billion pounds are produced in the United States. Following its recent acquisitions of Packerland and Moyer Packing, the Company has also become the fifth largest fresh beef processor in the United States, producing in fiscal 2002 approximately 880 million pounds of fresh beef. The Meat Processing Group’s domestic operations process hogs at five plants (three in the Southeast and two in the Midwest), with a current aggregate slaughter capacity of 78,300 hogs per day. It also processes cattle at five plants (three in the Midwest, one in the Northeast, and one in the Southwest), with a current aggregate slaughter capacity of 8,500 cattle per day. A substantial portion of the Meat Processing Group’s fresh pork is sold to retail customers as unprocessed, trimmed cuts such as loins (including roasts and chops), butts, picnics and ribs. Its fresh beef is sold to retail customers as boxed beef and ground beef (both chub and case-ready). The Meat Processing Group also sells hams, bellies and trimmings to other further processors. The Meat Processing Group is putting greater emphasis on the sale of value-added, higher margin fresh pork and beef products. In addition, the Company’s Hog Production Group provides the Meat Processing Group’s pork operations with raw material of much higher quality than that generally available through open market purchases.

The Company is marketing on a national basis an extensive product line of leaner fresh pork cuts (including boneless loins, shoulder cuts, chops, ribs and processed and cubed pork) under the Smithfield Lean Generation Pork brand to selected retail chains and institutional foodservice customers. Several of the Company’s subsidiaries have also developed a case-ready pork program designed to supply supermarket chains with pre-packaged, weighed, labeled and pre-priced fresh pork ready for immediate sale to the consumer. Management believes that these initiatives, over time, will result in greater brand identification and higher margins for the Company’s fresh pork products. For more information on the Company’s lean pork products, see the discussion of NPD pork in “Hog Production Group” below.

Processed Meats Products.    The Meat Processing Group’s pork operations manufacture a wide variety of processed meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats and specialty products such as pepperoni and dry salami. In fiscal 2002, the Company’s U.S. operations produced 1.6 billion pounds of processed meat products. The Company markets its domestic processed meat products under labels that include Smithfield Premium, Gwaltney, Patrick Cudahy and John Morrell, as well as Dinner Bell, Ember Farms, Esskay, Great, Kretschmar, Lykes, Patrick’s Pride, Rath and Valleydale. The Company also sells a substantial quantity of processed meats as private-label products. The Company believes it is one of the largest producers of smoked hams and picnics in the United States.

In recent years, as consumers have become more health conscious, the Company has broadened its product line to include leaner fresh pork products as well as fat-free, lower fat and lower salt processed meats. The Company also markets a lower-fat line of value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free hot dogs, fat-free deli hams and 40-percent-lower-fat bacon. Management believes that leaner pork products combined with the industry’s efforts to heighten public awareness of pork as an attractive protein source have led to increased consumer demand.

In February 2002, the Company announced the formation of the Smithfield Deli Group, a business unit dedicated solely to marketing to the retail deli trade, including new product development to broaden the deli product line and meet changing consumer needs.

Raw Materials.    The primary raw materials of the Meat Processing Group are live hogs and cattle.

Historically, hog and cattle prices have been subject to substantial fluctuations. Hog and cattle supplies, and consequently prices, are also affected by factors such as corn and soybean meal prices, weather and farmers’ access to capital. In addition, hog prices tend to rise seasonally as hog supplies decrease during the hot summer months and tend to decline as supplies increase during the fall. This is due to lower farrowing performance during the winter months and slower animal growth rates during the hot summer months.

The Meat Processing Group purchases approximately 44% of its domestic live hog requirements from the Hog Production Group. In addition, the Company has established multi-year agreements with Maxwell Foods,

Inc. and Prestage Farms, Inc., which provide the Company with a stable supply of high-quality hogs at market-indexed prices. These producers supply approximately 14% of the hogs that the Company currently processes.

The Meat Processing Group also purchases hogs on a daily basis at Southeastern and Midwestern processing plants, at company-owned buying stations in three Southeastern and five Midwestern states and from Canadian sources. The Company also purchases fresh pork from other meat processors to supplement its processing requirements. Additional purchases include raw beef, poultry and other meat products to add to the Company’s sausage, hot dogs and luncheon meats. Those meat products and other materials and supplies, including seasonings, smoking and curing agents, sausage casings and packaging materials are readily available from numerous sources at competitive prices.

The Company’s five beef processing plants purchase lean Holstein steers and cows and other cattle primarily from feed yards, auction barns, company-operated buying stations and through direct contract relationships in a seven state region, including Arizona, California, Minnesota, Wisconsin, Iowa, Michigan and Pennsylvania. The Company’s close proximity to most of its suppliers reduces transportation costs, shrinkage and bruising of livestock in transit. The Company generally maintains a “bought ahead” position of a one- to two-week supply of live cattle. The Company procures approximately 35% of its live cattle on a forward contract basis, filling the remainder of its live cattle requirements on the spot market.

Customers and Marketing.    The Meat Processing Group has significant market presence nationwide, and strong market positions in the Mid-Atlantic, Southeast, South and Midwest. The Company’s fundamental marketing strategy is to sell large quantities of value-priced processed meat products as well as fresh pork to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers) and export markets. Management believes that this marketing approach reaches the largest number of value-conscious consumers without requiring large advertising and promotional campaigns. The Company uses both in-house salespersons as well as independent commission brokers to sell its products. In fiscal 2002, the Company sold its products to more than 3,500 customers, none of whom accounted for as much as 10% of the Company’s revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment, and therefore, do not enter into formal long-term contracts. Management believes that registered trademarks have been important to the success of the Company’s branded fresh pork processed meats products. In a number of markets, the Company’s brands are among the leaders in selected product categories.

The Meat Processing Group in recent years has emphasized growth in export sales. In fiscal 2002, export sales comprised approximately 5% of the Company’s total sales. The Company provides Japanese markets with a line of branded fresh pork and beef products, as well as other chilled and frozen unbranded fresh pork and beef products. In connection with export sales to Japan, the Company maintains a distributorship arrangement with Sumitomo Corporation of America. The Company currently has export sales to Mexico and to more than two dozen other foreign countries. The Company expects continued growth in its export sales for the foreseeable future. Export sales are subject to factors beyond the Company’s control, such as tariffs, exchange rate fluctuations and changes in governmental policies. The Company’s conduct all of its export sales in U.S. dollars and therefore bear no currency exchange risk.

The Company’s pork processed meats business is somewhat seasonal in that, traditionally, the periods of higher sales for hams are the holiday seasons such as Thanksgiving, Christmas and Easter, and the periods of higher sales of smoked sausage, hot dogs and luncheon meats are the summer months. The Company typically builds substantial inventories of hams in anticipation of its seasonal holiday business.

The Company uses recognized price risk management and hedging techniques to enhance sales and to reduce the effect of adverse price changes on its profitability. The Company’s price risk management and hedging activities currently are utilized in the areas of forward sales, hog production margin management, procurement of raw materials (ham and bacon) for seasonal demand peaks, inventory hedging, hog and cattle contracting and truck fleet fuel purchases. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Trademarks.    The Company owns and uses numerous marks. These marks are the Company’s registered trademarks or are otherwise subject to protection under applicable intellectual property laws. The Company considers these marks and the accompanying goodwill and customer recognition valuable and material to its business.

Distribution.    The Meat Processing Group uses a private fleet of leased tractors and trailers and independent common carriers and owner operators to distribute fresh pork and beef and processed meats to its customers, as well as to move raw material between plants for further processing. The Company coordinates deliveries and uses backhauling to reduce overall transportation costs. The Company distributes its products directly from some of its plants and from leased distribution centers in California, Connecticut, Indiana, Kansas, Missouri, North Carolina and Texas. The Company also operates distribution centers adjacent to its plants in Bladen County, North Carolina, and Sioux Falls, South Dakota.

Competition.    The protein industry generally, and the pork and beef processing industries in particular, are highly competitive. The Company’s products compete with a large number of other protein sources, including chicken, turkey and seafood, but the Company’s principal competition comes from other pork and beef processors.

Management believes that the principal competitive factors in the pork and beef processing industries are price, quality, product distribution and brand loyalty. Some of the Company’s competitors are larger, have correspondingly greater financial and other resources and enjoy wider recognition for their branded products. Some of these competitors are also more diversified than the Company. To the extent that their other operations generate profits, these companies may be able to subsidize their meat processing operations for a time.

International Processing Operations

In fiscal 1999, the Meat Processing Group made its first international acquisitions by acquiring operations in Canada, Poland and France. In fiscal 2000, the Company made another acquisition in France and entered into a joint venture in Mexico. These acquisitions reflect the Company’s heightened emphasis on expansion into international markets.

Schneider.    In fiscal 1999, the Company acquired a 63% stake in Schneider. In November 2001, the Company completed its acquisition and now owns 100% of the Schneider shares. Schneider, based in Kitchener, Ontario, is one of Canada’s largest producers of premium quality food products, with brands including Schneiders and Fleetwood. Schneider has annual production volume of approximately 520 million pounds and manages its various subsidiaries and joint ventures through two operating groups, consumer foods and agribusiness. The consumer foods group, comprised of the processed meat and grocery operations, produces more than 1,000 products, including hams, sausage, wieners, bacon, luncheon meats, specialty meats and savory bakery products for sale through traditional grocery stores, delicatessens and foodservice establishments. Schneider has consumer foods operations in Kitchener, Ayr, St. Mary’s, Guelph, Port Perry and Mississauga, Ontario; Surry, British Columbia; Saskatoon, Saskatchewan; and St.-Anselme, Quebec. In addition, Schneider participates in the consumer foods sector through joint ventures with the Prince Group of Drummondville, Quebec; Cappola Food of Toronto, Ontario; National Meats of Toronto; and Luigino’s of Duluth, Minnesota. The agribusiness group, comprised of the fresh pork and live poultry operations, focuses on identifying and meeting the needs of retail, foodservice and export customers. Schneider markets its products in the poultry sector under the Schneiders brand and private labels to retail and foodservice customers. The pork processing plant in Winnipeg, Manitoba, previously owned by Schneiders, was sold in fiscal 2001 and customers of that facility are being serviced from other facilities.

Animex.    In fiscal 1999 and 2000, the Company acquired an 85% stake in Animex, the largest meat and poultry processing company in Poland. Animex produces a very broad line of fresh and processed meats and poultry products, with approximately 375 million pounds of annual volume. Animex’s brands include Krakus and Pek. Animex operates seven plants, four for red meat and three for poultry, located across Poland. The Company plans to expand Animex’s network of distributions centers to include several additional areas in Poland.

Société Bretonne de Salaisons.    In fiscal 1999, the Company acquired Société Bretonne de Salaisons, one of the largest private-label manufacturers of ham, pork shoulder and bacon products in France. It has annual production volume of approximately 65 million pounds.

Société Financière de Gestion et de Participation.    In fiscal 2000, the Company acquired Société Financière de Gestion et de Participation, a private-label processed meats manufacturer in France. It has annual production volume of approximately 70 million pounds.

Agroindustrial del Noroeste.    The Company has a 50% interest in a joint venture, Agroindustrial del Noroeste with two Mexican partners. It has annual production volume of approximately 100 million pounds.

AFG Company Limited.    In December 2001, the Company entered into an agreement with Artal Holland B.V. for a joint venture in AFG Company Limited, located in the Guangdong Province of the Peoples Republic of China. The company produces, sells and distributes processed meats products to retail and foodservice customers in China under the Maverick and Haslett brands.

Hog Production Group

General.    As a complement to the Company’s hog processing operations, the Company has vertically integrated into hog production through Murphy-Brown, which operates numerous hog production facilities with approximately 729,000 sows producing about 12.2 million market hogs annually. The Meat Processing Group obtains approximately 44% of the live hogs it currently processes from the Hog Production Group. Including sales to unrelated parties, the Company is 61% vertically integrated. The profitability of hog production is directly related to the market price of live hogs and the cost of corn and soybean meal. The Hog Production Group generates higher profits when hog prices are high and corn and soybean meal prices are low, and lower profits (or losses) when hog prices are low and corn and soybean meal prices are high. Management believes that the Hog Production Group furthers the Company’s strategic initiative of vertical integration and reduces its exposure to fluctuations in profitability historically experienced by the pork processing industry.

In May 1991, the Company acquired from NPD, a British company, exclusive United States franchise rights relating to genetic lines of specialized breeding stock. The Hog Production Group makes extensive use of these genetic lines, with approximately 376,000 NPD breeding sows. In addition, the Company has sub-licensed some of these rights to some of its strategic hog production partners. All NPD hogs produced under these sub-licenses are supplied to the Company. The Company believes the hogs produced by these genetic lines are the leanest hogs commercially available and enable it to market highly differentiated pork products. Management believes that the leanness and increased meat yields of these hogs will, over time, improve the Company’s profitability with respect to both fresh pork and processed meat. In fiscal 2002, the Company processed 5.1 million NPD hogs.

Hog Production Operations.    The Hog Production Group is the world’s largest hog producer. This Group uses advanced management techniques to produce premium quality hogs on a large scale as a low cost producer. The Company develops breeding stock, optimizes diets for its hogs at each stage of the growth process, processes feed for its hogs and designs and builds hog confinement facilities. The Company believes its economies of scale and production methods, together with its use of the advanced NPD genetics in approximately 52% of the its breeding sows, make it a low cost producer.

The Hog Production Group uses a three-site production process consisting of sow, nursery and finishing sites. Production of market hogs begins in a facility known as a sow site. The Group’s average commercial sow site is designed to house approximately 2,400 sows. The sow’s purpose is to conceive, give birth to and nurse piglets which will be raised to become market hogs. Approximately 18 days after birth, the piglets are separated from the sows and transported to a separate nursery site. At each nursery site, the piglets are fed a closely monitored diet and grow to approximately 45 pounds, a process which takes approximately seven weeks. Once the hogs reach the desired weight, the Hog Production Group transports them to a finishing site where they are maintained and fed until reaching a market weight of approximately 250 pounds, a process which takes approximately 20 weeks. When the hogs reach market weight, they are transported to the Meat Processing Group’s plants or sold to unrelated third parties.

The Hog Production Group also utilizes independent farmers and their facilities to raise hogs produced from the Group’s breeding stock. Under multi-year contracts, the farmer provides the initial facility investment, labor and front line management in exchange for a service fee. This contract farming is utilized primarily in the nursery and finishing stages where animal growth, feed and survival rates are most critical and are easily adapted to an incentive-based contract payment. Currently, approximately 69% of the Hog Production Group’s market hogs come from contract farms.

As of July 2002, the Hog Production Group operated numerous hog production facilities, primarily in North Carolina, Utah and Virginia with additional hog production facilities in Colorado, South Carolina, Illinois, Texas and Oklahoma. Except for some expansion activity in Utah and Colorado, the Hog Production Group’s farm sites are mature operations with static production volume.

Nutrient Management and Other Environmental Issues.    All of the Hog Production Group’s hog production facilities have been designed to meet or exceed all applicable zoning and other government regulations. These regulations require, among other things, maintenance of separation distances between farms and nearby residences, schools, churches, public use areas and businesses, rivers, streams and wells and adherence to required construction standards.

Hog production facilities generate significant quantities of manure, which must be managed properly to protect public health and the environment. The Company believes that the best technology currently available for the management of swine manure is the lagoon and sprayfield system. This system utilizes earthen lagoons to treat the manure before it is applied to agricultural fields by spray application. The nitrogen and phosphorus in the treated manure serve as a crop fertilizer. Lagoon and sprayfield systems require permits under state, and in some instances, federal law. The permits impose standards and conditions on the design and operation of the systems to ensure that they protect public health and the environment.

The Hog Production Group follows a number of other protocols to minimize the impact of its operations to the environment, including: ongoing employee training regarding environmental controls; walk-around inspections at all sites by trained personnel; formal emergency response plans that are regularly updated; and collaborations with manufacturers regarding testing and developing new equipment.

Environmental Stewardship

On July 25, 2000, in furtherance of the Company’s continued commitment to responsible environmental stewardship, Smithfield Foods, Inc. and its North Carolina-based hog production companies voluntarily entered into an agreement with the Attorney General of North Carolina designed to enhance water quality in the State of North Carolina through a series of initiatives to be undertaken by the Company while protecting its access to swine operations in North Carolina. These initiatives emphasize operations of the Company’s hog production subsidiaries in the State of North Carolina, particularly areas devastated by hurricanes in the fall of 1999. Under one of these initiatives, the Company has identified those farms owned by, or under contract to, operating subsidiaries with buildings or lagoons located in the flood plain, and have provided assistance to some of its independent contract growers to implement measures to protect water quality should these structures experience flooding in the future. The Company is also working with its hog production and other operating subsidiaries to develop and implement formal environmental management systems. The Company has developed and implemented these systems on all hog production operations east of the Mississippi River, and will be implementing the systems in all United States production operations over the next year. The Company believes that the environmental management systems developed by its hog production operations will, when fully implemented, be a model program, not only in the pork production industry, but among agribusinesses nationally. In April 2001, Carroll’s Foods was recognized as the first livestock operation in the United States to receive the ISO 14001 certification for its environmental management system. ISO 14001 is a standard published by the International Organization for Standardization, which establishes a coordinated framework of controls to manage environmental protection within an organization. To obtain ISO 14001 certification, an organization must meet a rigorous and comprehensive set of requirements and criteria developed by experts from all over the world and submit to independent audits by third parties. The hog production operations of Murphy Farms and Brown’s east of the Mississippi have also received ISO 14001 certification.

The Company has also assumed a leadership role in the development of more effective waste management technologies to address concerns over the potential environmental impact of the current system of anaerobic lagoons and spray fields. Under the North Carolina agreement, the Company has committed to implement environmentally superior technologies for the management of swine waste at its subsidiaries’ farms in North Carolina within three years after a determination is made that such technologies are both environmentally superior and economically feasible to construct and operate at such farms. A representative of North Carolina State University with advice from peer review panels appointed by him will make such determinations. The Company has also agreed to provide financial and technical assistance to those farms under contract to its subsidiaries as necessary to facilitate their implementation of such technologies. The Company has also committed to pay $15.0 million to help defray the costs of identifying, developing and evaluating such potential technologies. The Company has further committed up to $2.0 million a year for 25 years to assist in the preservation of wetlands and other natural areas in eastern North Carolina and to promote similar environmental enhancement activities.

The Company has an ongoing Environmental Compliance Committee, which was established by the Board of Directors in January 2000 and oversees various environmental initiatives within the Company. Members of this committee include, among others, the Company’s General Counsel, its Senior Vice President-Corporate Engineering and Environmental Affairs, and senior officers from its principal operating subsidiaries. In addition, the Company’s initiatives under the North Carolina agreement are overseen by senior corporate management and the Attorney General of North Carolina.

Regulation

Regulation Generally.    Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency and corresponding state agencies as well as the United States Department of Agriculture, the United States Food and Drug Administration and the United States Occupational Safety and Health Administration. Management believes that the Company presently is in compliance with all these laws and regulations in all material respects, and that continued compliance with these standards will not have a material adverse effect on the Company’s financial position or results of operations. In addition, the EPA has proposed to extensively modify its regulations governing confined animal feeding operations. These proposed modifications are scheduled to be finalized by December 2002 and could have a significant impact on the Company’s hog production operations. The Company is committed to responsible environmental stewardship in its operations, as discussed in “Business—Environmental Stewardship.”

The Company from time to time receives notices from regulatory authorities and others asserting that it is not in compliance with some laws and regulations. In some instances, litigation ensues, including the matters discussed below. Although the suits below remain pending and relief, if granted, would be costly, the Company believes that their ultimate resolution will not have a material adverse effect on the Company’s financial position or annual results of operations.

Water Keeper Alliance Inc. Litigation.    The Water Keeper Alliance Inc., an environmental activist group from the State of New York, has recently filed or caused to be filed a series of lawsuits against the Company and its subsidiaries and properties, as described below.

In June 2000, Neuse River Foundation, Richard J. Dove, d/b/a The Neuse Riverkeeper, D. Boulton Baldridge, d/b/a The Cape Fear Riverkeeper, New River Foundation, Inc., Tom Mattison, d/b/a The New Riverkeeper and The Water Keeper Alliance filed a lawsuit in the General Court of Justice, Superior Court

Division, of the State of North Carolina against Smithfield Foods, Inc., Carroll’s Foods, Inc., Brown’s of Carolina, Inc., Murphy Farms, Inc., Wendell H. Murphy, Sr., Wendell H. Murphy, Jr., and Joseph W. Luter, III. The lawsuit alleged, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste disposal lagoons and sprayfields in North Carolina. The lawsuit sought numerous and costly remedies, including injunctive relief to end all use of hog waste disposal lagoons in North Carolina, unspecified but costly remediation efforts and other damages. On March 27, 2001, the Superior Court granted the Company’s motion and dismissed the lawsuit. The plaintiffs noted their appeal on April 11, 2001. The plaintiffs’ appeal has been fully briefed and is awaiting oral argument.

In February 2001, Thomas E. Jones and twelve other individuals filed a lawsuit in the North Carolina General Court of Justice, Superior Court Division, Wake County, against Smithfield Foods, Inc., three of its subsidiaries, Wendell H. Murphy, Sr., Wendell H. Murphy, Jr., and Joseph W. Luter, III, referred to as the “Jones Suit.” The Jones Suit alleged, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste disposal lagoons and sprayfields in North Carolina. The lawsuit sought numerous and costly remedies, including injunctive relief to end all use of hog waste disposal lagoons in North Carolina, unspecified but costly remediation efforts and other damages. On March 27, 2001, the Superior Court granted the Company’s motion and dismissed the lawsuit. The plaintiffs noted their appeal on April 11, 2001. The plaintiffs’ appeal has been fully briefed and is awaiting oral argument.

Also in February 2001, Water Keeper Alliance Inc., Thomas E. Jones d/b/a Neuse Riverkeeper, and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against Smithfield Foods, Inc., one of the Company’s subsidiaries, and two of that subsidiary’s hog production facilities in North Carolina, referred to as the “Citizens Suits.” The Citizens Suits allege, among other things, violations of various environmental laws at each facility and the failure to obtain federal permits at each facility. The lawsuits seek remediation costs, injunctive relief and substantial civil penalties. The Company and its subsidiaries’ motions to dismiss were denied and these cases are set for trial in October 2003. The Company has investigated the allegations made in the Citizens Suits and believes that the outcome of these lawsuits will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company has also received notices from several organizations, including the Water Keeper Alliance, of their intent to file additional lawsuits against the Company under various federal environmental statutes regulating water quality, air quality and management of solid waste. These threatened lawsuits may seek civil penalties, injunctive, relief and remediation costs. However, the Company is unable to determine whether any of these notices will result in suit being filed.

In March 2001, Eugene C. Anderson and other individuals filed what purports to be a class action in the United States District Court for the Middle District of Florida, Tampa Division, against the Company and Joseph W. Luter, III, referred to as the “Anderson Suit.” The Anderson Suit purports to allege violations of various laws, including the Racketeer Influenced and Corrupt Organizations Act, based on the Company’s alleged failure to comply with certain environmental laws. The complaint seeks treble damages that are unspecified. The plaintiffs filed an amended complaint on May 1, 2001. On February 13, 2002, the District Court granted the Company’s and Mr. Luter’s motion to dismiss, giving the plaintiffs 20 days within which to file an amended complaint. On March 15, 2002, the plaintiffs filed their second amended complaint. On June 24, 2002, the District Court granted the Company’s and Mr. Luter’s motion to dismiss the plaintiffs’ second amended complaint with prejudice and issued an order imposing monetary sanctions against the plaintiffs’ attorneys. The plaintiffs noted their appeal on July 24, 2002. The Company continues to believe that the Anderson Suit is baseless and without merit and the Company will defend the suit vigorously.

The Company believes that all of the litigation described above represents the agenda of special advocacy groups including the Water Keeper Alliance Inc. The plaintiffs in these cases have stated that federal and state environmental agencies have declined to bring any of these suits and, indeed, have criticized these agencies.

Employees

As of April 28, 2002, the Meat Processing Group had approximately 36,500 employees, approximately 15,300 of whom are covered by collective bargaining agreements expiring between December 20, 2002 and April 3, 2007, and the Hog Production Group had approximately 4,500 employees, none of whom are covered by collective bargaining agreements. Replacements for collective bargaining agreements that expired October 31, 2001 and April 30, 2002 are still being negotiated. While the Company believes that its relationship with its employees is satisfactory, the Company is involved in several proceedings on appeal to the National Labor Relations Board concerning two meat processing facilities. In one proceeding before the National Labor Relations Board, an administrative law judge has directed that a bargaining order be entered against the Company. The outcome of these appeals may determine whether approximately 1,800 employees will be union represented or whether new representation elections will be conducted to determine this issue.

Item 2.     Properties

The following table lists the Company’s material plants and other physical properties. These properties are suitable for the Company’s needs.

Location	Operation
Smithfield Packing Plant* Smithfield, Virginia	Slaughtering and cutting hogs; manufacture of bacon products, smoked meats, and dry salt meats; production of hams and picnics

Smithfield Packing Plant* Bladen County, North Carolina	Slaughtering and cutting hogs; production of boneless hams and loins

Gwaltney Plant* Smithfield, Virginia	Slaughtering and cutting hogs; production of boneless loins, bacon, sausage, bone-in and boneless cooked and smoked hams and picnics

John Morrell Plant* Sioux Falls, South Dakota	Slaughtering and cutting hogs; production of boneless loins, bacon, hot dogs, luncheon meats, smoked and canned hams, and packaged lard

Moyer Packing Plant Souderton, Pennsylvania	Slaughtering and cutting cattle; production of boxed beef, processed and ground beef

Lykes Meat Group Plant* Plant City, Florida	Production of hot dogs, luncheon meats and sausage products

Patrick Cudahy Plant Cudahy, Wisconsin	Manufacture of bacon, dry sausage, boneless cooked hams and refinery products

Schneider Plant Kitchener, Ontario, Canada	Production of processed and prepared meats, including wieners, luncheon meats, hams and specialty and dry sausages

John Morrell Plant* Sioux City, Iowa	Slaughtering and cutting hogs; production of boneless loins

Packerland Packing Plant* Green Bay, Wisconsin	Slaughtering and cutting cattle; production of boxed beef, processed and ground beef

Packerland Packing Plant* Gering, Nebraska	Slaughtering and cutting cattle; production of boxed beef

Murco Foods Packing Plant* Plainwell, Michigan	Slaughtering and cutting cattle; production of boxed beef, processed and ground beef

Sun Land Packing Plant* Tolleson, Arizona	Slaughtering and cutting cattle; production of boxed beef

*	Pledged as collateral under various loan agreements.

The Hog Production Group owns and leases numerous hog production facilities, primarily in North Carolina, Utah and Virginia, with additional hog production facilities in Colorado, South Carolina, Illinois, Texas and Oklahoma. A substantial number of these owned facilities are pledged under related loan agreements.

Item 3.     Legal Proceedings

Smithfield Foods and certain of its subsidiaries are parties to several environmental litigation matters discussed under “Business—Regulation” above. Apart from those matters, Smithfield Foods and its subsidiaries and affiliates are parties in various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these ordinary course matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

Name and Age	Position with the Company	Business Experience During Past Five Years
Joseph W. Luter, III (63)	Chairman of the Board and Chief Executive Officer	Mr. Luter has served as Chairman of the Board and Chief Executive Officer since 1975. Prior to May 1995 and between June 2000 and October 2001 he also served as President.

C. Larry Pope (47)	President and Chief Operating Officer
Mr. Pope was elected President and Chief Operating Officer in October 2001. Mr. Pope served as Vice President and Chief Financial Officer from September 1999 to October 2001. Mr. Pope served as Vice President, Finance of the Company from July 1998 until September 1999 as Vice President and Controller from August 1995 to July 1998.

Richard J. M. Poulson (63)	Executive Vice President and Senior Advisor to the Chairman
Mr. Poulson was elected Executive Vice President and Senior Advisor to the Chairman in October 2001. Mr. Poulson joined the Company as Vice President and Senior Advisor to the Chairman in July 1998. Between 1994 and 1998, he was a senior managing director of the Appian Group, a private merchant bank with offices in Washington, D.C. and Paris. Prior to 1994, Mr. Poulson was a senior corporate partner with the law firm Hogan & Hartson in Washington, D.C. and London.

Joseph W. Luter, IV (37)	Executive Vice President
Mr. Luter was elected Executive Vice President of the Company in October 2001. He served as Senior Vice President, Sales and Marketing, of Smithfield Packing from May 2000 until October 2001. Prior to May 2000, he served as a Vice President for Sales and Marketing of Smithfield Packing. Mr. Luter is the son of Joseph W. Luter, III.

Name and Age	Position with the Company	Business Experience During Past Five Years
Daniel G. Stevens (43)	Vice President and Chief Financial Officer
Mr. Stevens was elected Vice President and Chief Financial Officer in October 2001. Mr. Stevens served as Vice President and Controller from June 2000 to October 2001 and as Corporate Controller from November 1998 to June 2000. Prior to that time, he served as International Controller for Energizer Battery Co., a subsidiary of Ralston Purina.

Jerry H. Godwin (55)	President of Murphy-Brown	Mr. Godwin was elected President of Murphy-Brown in April 2001. Prior to April 2001, he was President of Murphy Farms, Inc.

Lewis R. Little (58)	President of Smithfield Packing
Mr. Little was elected President and Chief Operating Officer of the Company and President of Smithfield Packing in November 1996. Mr. Little served as President and Chief Operating Officer of the Company until June 2000.

Joseph B. Sebring (55)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.

Richard V. Vesta (55)	President of Packerland Holdings	Mr. Vesta has served as President of Packerland Holdings since October 1993.

PART II

Item 5.     Market for Company’s Common Equity and Related Stockholder Matters

Market Information

The Common Stock of the Company trades on The New York Stock Exchange under the symbol “SFD.” The following table shows the high and low sales price of the Common Stock of the Company for each quarter of fiscal 2002 and 2001, all of which are adjusted for the two-for-one stock split in the form of a stock dividend effected in September 2001.

	Range of Sales Price
	High	Low
Fiscal year ended April 29, 2001
First quarter	14.88	10.19
Second quarter	14.58	11.66
Third quarter	16.65	13.32
Fourth quarter	19.05	13.78
Fiscal year ended April 28, 2002
First quarter	22.35	16.95
Second quarter	23.86	19.25
Third quarter	26.93	19.85
Fourth quarter	26.25	20.25

Holders

As of July 10, 2002, there were 1,194 record holders of the Common Stock. In addition, there were on such date 199 record holders of the Exchangeable Shares issued by Smithfield Foods’ subsidiary Smithfield Canada Limited, an Ontario corporation. The terms of such Exchangeable Shares are incorporated by reference as an exhibit to this Annual Report on Form 10-K.

Dividends

The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the terms of certain of the Company’s debt agreements prohibit the payment of cash dividends on the Common Stock. The payment of cash dividends, if any, would be made only from assets legally available for that purpose and would depend on the Company’s financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors then deemed relevant by the board of directors.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of April 28, 2002:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders	5,686,000	$13.45	3,533,000
Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	5,686,000	$13.45	3,533,000

*	Please see Note 6 of our Notes to Consolidated Financial Statements for a description of the Smithfield Foods, Inc. 1992 Stock Option Plan and its 1998 Stock Incentive Plan.

Item 6.     Selected Financial Data

The selected consolidated financial data set forth below for the fiscal years indicated were derived from the Company’s audited consolidated financial statements. The information should be read in conjunction with the Company’s consolidated financial statements (including the notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in, or incorporated by reference into this report.

	Fiscal Year Ended
	April 28, 2002	April 29, 2001	April 30, 2000	May 2, 1999	May 3, 1998
	(in thousands, except per share data)
Statement of Operations Data:
Sales	$7,356,119	$5,899,927	$5,150,469	$3,774,989	$3,867,442
Cost of sales	6,263,191	4,951,024	4,456,403	3,235,414	3,479,629

Gross profit	1,092,928	948,903	694,066	539,575	387,813
Selling, general and administrative expenses	543,952	450,965	390,634	295,610	219,861
Depreciation expense	139,942	124,836	109,893	63,524	42,300
Interest expense	94,326	88,974	71,944	40,521	31,891
Minority interests	3,937	5,829	1,608	(3,518)	199
Nonrecurring (gain) charge	(7,008)	(79,019)	—	—	12,600

Income before income taxes	317,779	357,318	119,987	143,438	80,962
Income taxes	120,893	133,805	44,875	48,554	27,562

Net income	$196,886	$223,513	$75,112	$94,884	$53,400

Diluted Income Per Share:
Net income	$1.78	$2.03	$.76	$1.16	$.67

Weighted average diluted shares outstanding	110,419	110,146	98,772	81,924	79,464
Balance Sheet Data:
Working capital	$798,426	$635,413	$609,857	$215,865	$259,188
Total assets	3,877,998	3,250,888	3,129,613	1,771,614	1,083,645
Long-term debt and capital lease obligations	1,387,147	1,146,223	1,187,770	594,241	407,272
Shareholders’ equity	1,362,774	1,053,132	902,909	542,246	361,010
Operating Data:
Fresh pork sales (pounds)	2,713,300	2,811,800	2,786,400	2,687,412	2,539,221
Processed meat sales (pounds)	2,355,600	2,197,700	2,192,100	1,606,021	1,370,232
Fresh beef sales (pounds)	880,200	—	—	—	—
Total hogs produced	12,169	11,833	7,549	1,998	1,586

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This discussion of management’s views on the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements.

The Company is comprised of a Meat Processing Group (the “MPG”) and a Hog Production Group (the “HPG”). The MPG consists primarily of eight wholly owned domestic meat processing subsidiaries and four international meat processing entities. The HPG consists primarily of three hog production operations located in the U.S. and certain joint venture investments outside the U.S.

RESULTS OF OPERATIONS

Acquisitions

The following acquisitions affect the comparability of the results of operations for fiscal year 2002, 2001 and 2000:

In October of fiscal 2002, the Company acquired Packerland Holdings, Inc. and its affiliated companies for 6.3 million shares of the Company’s common stock plus assumed debt and other liabilities. In June of fiscal 2002, the Company acquired Moyer Packing Company for $90.5 million in cash and assumed debt. Packerland Holdings and Moyer Packing represent the Company’s newly formed beef processing operations. Prior to the acquisitions, Packerland Holdings and Moyer Packing had combined annual sales of approximately $2 billion.

In September of fiscal 2002, the Company acquired the remaining common shares of Schneider Corporation, for 2.8 million shares of the Company’s common stock. Prior to this transaction, the Company owned approximately 63% of the outstanding shares of Schneider.

In July of fiscal 2002, the Company acquired substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. for $31.0 million in cash. Prior to the acquisition, Quik-to-Fix Foods had annual sales of approximately $140 million.

In the Company’s third quarter of fiscal 2001, Schneider increased its investment in Saskatchewan-based Mitchell’s Gourmet Foods Inc. to 54%, requiring the Company to consolidate Mitchell’s Gourmet Foods accounts and to discontinue using the equity method of accounting for Mitchell’s Gourmet Foods. For the fiscal year ended October 2000, Mitchell’s Gourmet Foods had annual sales of approximately $190 million.

In January of fiscal 2000, the Company acquired Murphy Farms, Inc. and its affiliated companies for 22.6 million shares of the Company’s common stock and the assumption of $203.0 million in debt, plus other liabilities.

In August of fiscal 2000, the Company acquired the capital stock of Société Financière de Gestion et de Participation S.A. (“SFGP”), a private-label processed meats manufacturer in France. Prior to the acquisition, SFGP had annual sales of approximately $100 million.

Each of these acquisitions was accounted for using the purchase method of accounting. The accompanying consolidated financial statements include the financial position and results of operations from the dates of acquisition.

Consolidated

Fiscal 2002 Compared to Fiscal 2001

Sales increased $1.5 billion, or 24.7%, reflecting $1.3 billion of incremental sales of acquired businesses in fiscal 2002 and 2001 and a 4.3% increase in unit selling prices in the MPG. See the following sections for comments on sales changes by business segment.

Gross profit increased $144.0 million, or 15.2%, primarily the result of higher pork margins in the MPG, the inclusion of $67.5 million of gross profit of acquired businesses and lower raising costs in the HPG. Higher MPG margins were the result of product mix in processed meats, a favorable operating environment for fresh pork and a strong emphasis on branded and value-added fresh pork categories. Gross margin percentage decreased to 14.9% from 16.1% primarily due to the acquisitions of beef operations. The beef operations are primarily non-branded, fresh meat businesses with accompanying lower margins. Excluding the beef operations, current year gross margin percentage increased to 16.9% on improved product mix and margins in processed meats.

Selling, general and administrative expenses increased $93.0 million, or 20.6%. This increase was primarily due to the inclusion of $54.4 million in expenses of acquired businesses, increased advertising and promotion of branded fresh and processed meats, and a $5.0 million loss incurred as a result of a fire at a Circle Four farm in Utah. These increases were partially offset by the elimination of goodwill amortization from the adoption of the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) in fiscal 2002. Had SFAS 142 been effective in fiscal 2001, selling, general and administrative expenses would have been reduced by $8.8 million.

Depreciation expense increased $15.1 million, or 12.1%, due to the inclusion of depreciation expense of acquired businesses.

Interest expense increased $5.4 million, or 6.0%, due to the inclusion of the debt of acquired businesses and additional borrowings associated with the acqusitions and the Company’s share repurchase program, partially offset by a decrease in the average interest rates on the revolving credit facility and other variable rate debt.

The effective income tax rate increased to 38.0% in fiscal 2002 as compared to 37.4% in fiscal 2001. The increase was due to the increase in the valuation allowance for losses at foreign operations. The Company had a valuation allowance of $28.8 million and $20.2 million related to income tax assets as of April 28, 2002 and April 29, 2001, respectively, primarily the result of losses in foreign jurisdictions for which no tax benefit was recognized.

Net income and net income per diluted share for fiscal 2002 and 2001, adjusted for nonrecurring items, are presented below.

	2002		2001
	Net Income	Per Diluted Share	Net Income	Per Diluted Share
(in millions, except per share data)
Net income, as reported:	$196.9	$1.78	$223.5	$2.03

Nonrecurring items (net of tax):
Gain on sale of IBP, inc. common stock	4.2	.04	45.2	.41
Fire loss at a hog farm	(3.0)	(.03)	—	—
Sale of Canadian plant	—	—	3.4	.03
Goodwill amortization	—	—	(8.8)	(.08)

Total nonrecurring items	1.2	.01	39.8	.36

Net income, excluding nonrecurring items	$195.7	$1.77	$183.7	$1.67

Earnings per diluted share, as shown in the preceding table, was also affected by the issuance of shares in connection with the acquisition of Packerland Holdings and the purchase of Schneider’s remaining shares in fiscal 2002 and the retirement of shares under the Company’s share repurchase program in fiscal 2002 and 2001.

Fiscal 2001 Compared to Fiscal 2000

Sales increased by $749.5 million, or 14.6%, on a 12.0% increase in unit selling prices in the MPG and the incremental sales of acquired businesses in fiscal 2001 and 2000. See the following sections for comments on sales changes by business segment.

Gross profit increased $254.8 million, or 36.7%, primarily the result of the inclusion of Murphy Farms, sharply improved margins in the HPG due to higher live hog prices and higher margins in the MPG. Higher MPG margins were the result of more favorable product mix and increased focus on margin improvement.

Selling, general and administrative expenses increased $60.3 million, or 15.4%, primarily on the inclusion of selling, general and administrative expenses of acquired businesses, increased promotion of processed meats and expenses related to the attempted merger with IBP, inc. Also in fiscal 2001, the Company recognized a $5.1 million gain on the sale of a plant in Canada that is reported in selling, general and administrative expenses.

Depreciation expense increased $14.9 million, or 13.6%, primarily related to the inclusion of the depreciation expense of acquired businesses and increased depreciation expense in the existing business reflecting capital expenditures to increase processed meats, case-ready and other value-added fresh pork capacities.

Interest expense increased $17.0 million, or 23.7%, primarily due to the inclusion of interest expense on assumed debt of acquired businesses, additional borrowings associated with the Company’s investment in the common stock of IBP and the share repurchase program, partially offset by lower average borrowing costs.

In fiscal 2001, the Company sold 8.2 million shares of IBP common stock resulting in a pretax gain of $79.0 million.

The effective income tax rate was 37.4% for fiscal 2001 and 2000. The Company had a valuation allowance of $20.2 million and $5.3 million related to income tax assets as of April 29, 2001 and April 30, 2000, respectively, primarily the result of losses in foreign jurisdictions for which no tax benefit was recognized.

Reflecting the factors previously discussed, net income increased to $223.5 million, or $2.03 per diluted share, in fiscal 2001 up from $75.1 million, or $.76 per diluted share, in fiscal 2000. Excluding the gain on the sale of IBP common stock and the plant in Canada, net of related expenses and income taxes, net income increased to $174.9 million, or $1.59 per diluted share. Earnings per diluted share was also affected by the issuance of shares in connection with the acquisition of Murphy Farms in fiscal 2000 and the retirement of shares under the Company’s share repurchase program in fiscal 2001 and 2000.

Meat Processing Group

MPG Segment Results

	2002	2001	% Change	2000	% Change
(in millions)
Sales	$7,046.9	$5,584.6	26.2%	$4,984.0	12.1%
Operating profits	198.0	135.2	46.4%	122.9	10.0%

Fiscal 2002 Compared to Fiscal 2001

MPG sales increased $1.5 billion, or 26.2%, due to an 18.6% increase in fresh and processed meats sales volume and a 4.3% increase in average unit selling prices of pork products. The sales volume increases were primarily related to the inclusion of sales of acquired businesses, including 880.2 million pounds, or 94.5% of the total volume increase, from the Company’s beef operations, partially offset by the sale of a Canadian fresh pork plant in the fourth quarter of fiscal 2001. Excluding acquired businesses, fresh pork volumes increased 2.1% while processed meats volumes remained relatively flat. The increase in average unit selling prices is attributable to the more favorable product mix in processed meats, a strong emphasis on branded and value-added fresh pork categories and price increases to offset higher raw material prices.

Operating profit in the MPG increased $62.8 million due to higher margins in both fresh and processed meats, partially offset by increased advertising and promotional costs and a $5.1 million gain on the sale of a plant in Canada in fiscal 2001. The Company’s beef operations contributed $10.0 million to operating profit. Fresh meat margins increased as the Company continued its emphasis on the branded, value-added fresh pork categories. Increased processed meat margins reflected higher pricing and improved product mix.

Fiscal 2001 Compared to Fiscal 2000

MPG sales increased $600.6 million, or 12.0%, on a significant increase in unit selling prices and the inclusion of the sales of acquired businesses. The unit selling price increase was primarily attributable to higher live hog costs and a greater proportion of branded and value-added fresh pork in the sales mix. In fiscal 2001, fresh pork volume increased 2.2%, primarily on branded fresh pork and case-ready while processed meats volume remained relatively flat. Sales volume of other products (primarily by-products) decreased 5.5%. Excluding acquired businesses, sales volume decreased 2.1%, the result of a 3.9% decrease in processed meats volume partially offset by a 0.8% increase in fresh pork volume. Sales volume decreases in processed meats in the base business reflected the elimination of certain lower margin business due in part to plant closures in Poland and the U.S. These decreases were partially offset by the inclusion of the sales volume of Mitchell’s Gourmet Foods and SFGP.

Operating profit in the MPG increased $12.3 million, the result of sharply higher margins on processed meats offset by lower margins on fresh pork. Margins in processed meats reflected better pricing, lower production costs and improved product mix. Fresh pork margins were down, largely the result of higher live hog costs which were partially offset by an improved product mix resulting from the growth in the branded, value-added and case-ready categories. MPG operating profit also increased due to a $5.1 million gain on the sale of a plant in Canada and the incremental operating profit from acquired businesses.

Hog Production Group

HPG Segment Results

	2002	2001	% Change	2000	% Change
(in millions)
Sales	$1,265.3	$1,225.8	3.2%	$735.3	66.7%
Operating profits	266.6	281.3	(5.2)%	99.6	182.4%

Fiscal 2002 Compared to Fiscal 2001

HPG sales increased $39.5 million, or 3.2%, due to a small increase in head sold, offset by a slight decrease in live hog prices. HPG had sales of $1.0 billion, at current prices, to the MPG which are eliminated in the Company’s Consolidated Statements of Income.

Operating profit in the HPG decreased $14.7 million due to a 1.7% decrease in live hog prices and a $5.0 million loss incurred as a result of a fire at a Circle Four farm in Utah, partially offset by the impact of favorable commodity hedging contracts and lower raising costs.

Fiscal 2001 Compared to Fiscal 2000

HPG sales increased by $490.5 million due to the inclusion of a full year of the sales of Murphy Farms compared to only four months in fiscal 2000. HPG sales also benefited from a 10.5% increase in live hog prices in the base business. With the acquisition of Murphy Farms in fiscal 2000, hogs sold in fiscal 2001 increased to 11.8 million from 7.7 million in the comparable period in fiscal 2000. The HPG had sales of $0.9 billion, at current prices, to the MPG which are eliminated in the Company’s Consolidated Statements of Income.

Operating profit in the HPG increased $181.7 million primarily as a result of sharply higher live hog prices, relatively stable grain costs and increased volume from the Murphy Farms acquisition. In addition, the HPG realized cost savings on production efficiencies between the hog production units and the MPG plants.

LIQUIDITY AND CAPITAL RESOURCES

The meat processing industry is characterized by high sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers the MPG meat inventories and accounts receivable highly liquid and readily convertible into cash. The Company’s hog production operations also have rapid turnover of accounts receivable. Inventory turnover in the HPG is slower; however, mature hogs are readily convertible into cash. Borrowings under the Company’s credit facilities are used to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs. Management believes that through internally generated funds and access to global credit markets, funds are available to adequately meet the Company’s current and future operating and capital needs.

Cash provided by operations increased to $298.6 million in fiscal 2002 from $218.3 million in fiscal 2001. This increase was primarily attributed to higher earnings, excluding gains on the sale of IBP common stock of $7.0 million and $79.0 million in fiscal 2002 and 2001, respectively. Changes in operating assets and liabilities used $43.9 million of cash in fiscal 2002 compared to $56.4 million in fiscal 2001, primarily due to less cash deposited for commodity hedging commitments, offset by higher accounts receivable balances resulting from a growth in revenue.

Cash used in investing activities was $277.3 million in fiscal 2002 compared to $59.8 million in fiscal 2001. The increase was primarily due to the cost of business acquisitions in fiscal 2002 and the net proceeds from the sale of IBP stock in the prior year. During fiscal 2002, the Company invested $167.0 million in business acquisitions, primarily related to the acquisitions of Moyer Packing and Quik-to-Fix Foods. Capital expenditures totaled $171.0 million primarily related to fresh pork and processed meats expansion and plant improvement projects and additional hog production facilities. In addition, the Company had proceeds of $38.9 million during fiscal 2001 from the sale of property, plant and equipment, primarily the result of the sale of a plant in Canada. As of April 28, 2002, the Company had definitive commitments of $70.8 million for capital expenditures, primarily for processed meats expansion and production efficiency projects.

The Company’s financing activities in fiscal 2002 resulted in a net use of $7.7 million of cash. Fiscal 2002 financing activities included the issuance of $300.0 million of eight-year 8.0% senior unsecured notes in October 2001. Net proceeds of the issuance were used to repay indebtedness under the Company’s revolving credit facility. This repayment was offset by borrowings on the revolving credit facility to fund net investment activity and to repurchase 4.6 million shares of the Company’s common stock. In the first quarter of fiscal 2002, a new credit facility was placed at Animex Sp. z.o.o., the Company’s Polish subsidiary. This facility provides for up to $100.0 million of financing and replaced numerous short-term and long-term borrowings from local Polish lenders. The facility, which expires in fiscal 2007, is secured by substantially all Animex assets and is guaranteed by the Company. In October 2001, Schneider issued $41.6 million (CDN $65.0 million) of 15-year 7.5% debentures. The debentures are secured by certain assets of Schneider and are guaranteed by the Company. Separately, Schneider also extended its $28.8 million (CDN $45.0 million) committed credit facility to fiscal 2004. In December 2001, the Company entered into a five-year $750.0 million revolving credit agreement. The borrowings are prepayable and bear interest, at the Company’s option, at variable rates based on margins over the Federal Funds rate or short-term Eurodollar rates. The margins are a function of the Company’s leverage. In connection with this refinancing, the Company repaid all of its borrowings under its previous $650.0 million revolving credit facility, which was terminated. At April 28, 2002, the Company had unused availability of $467.0 million under its primary long-term credit facility.

In February 2002, the Company’s board of directors approved a new 2.0 million share repurchase program. As of July 15, 2002, the Company has 1.7 million shares remaining which can be repurchased under this authorization.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks primarily from changes in commodity prices, as well as changes in interest rates and foreign exchange rates. To mitigate these risks, the Company enters into various hedging transactions that have been authorized pursuant to the Company’s policies and procedures. The Company believes the risk of default or nonperformance on contracts with counterparties is not significant.

Commodity Risk

The Company’s meat processing and hog production operations use various raw materials, primarily live hogs, live cattle, corn and soybean meal, which are actively traded on commodity exchanges. These commodities are subject to price fluctuations due to factors beyond the Company’s control such as economic and political conditions, supply and demand of these raw materials and competing products, weather, governmental regulation and other circumstances. The Company hedges these commodities when and to the extent management determines conditions are appropriate to mitigate these price risks. While this may limit the Company’s ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material losses. The Company attempts to closely match the commodity contract terms with the hedged item. As of April 28, 2002, the sensitivity of the Company’s open contracts to a hypothetical 10% change in their market price was $4.3 million.

Interest Rate and Foreign Currency Risk

The Company enters into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and periodically enters into foreign exchange forward contracts to hedge certain of its foreign currency exposure. As of April 28, 2002, the sensitivity of the Company’s open interest rate and foreign currency contracts to a hypothetical adverse 10% change in interest rates and foreign exchange rates was $0.6 million and $2.2 million, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s Consolidated Financial Statements requires management to make certain estimates and assumptions, which affect the amounts reported in the Company’s Consolidated Financial Statements. These estimates may differ from actual results. The following is a summary of accounting policies that require management’s estimates and assumptions and are considered critical by the Company.

Goodwill and Intangible Assets

The Company adopted SFAS 142 in fiscal 2002. Accordingly, the Company no longer amortizes goodwill and certain other intangible assets on a periodic basis. Instead, SFAS 142 requires that these assets be tested at least annually for impairment. This test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists. The Company calculates the fair value of each reporting unit, using estimates of future cash flows when quoted market prices are not available. In fiscal 2002, the Company allocated goodwill and other intangible assets to applicable reporting units, estimated fair value and performed the impairment test. As a result of these procedures, management believes there is no material exposure to a loss from impairment of goodwill and other intangible assets. However, actual results could differ from the Company’s cash flow estimates, which would affect the assessment of impairment and, therefore, could have a material adverse impact on the financial statements.

Hedge Accounting

The Company uses derivative financial instruments to manage exposures to fluctuations in commodity prices and accounts for the use of such instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS 133). SFAS 133 requires a quarterly historical assessment of the effectiveness of the instrument to hedge changes in the fair value of the hedged item. In rare circumstances, volatile activity in the commodity markets could cause this assessment to temporarily reflect the instrument as an ineffective hedge and hedge accounting would be discontinued. In addition, the Company routinely hedges forecasted transactions. In the unusual circumstance that these transactions fail to occur, hedge accounting would be discontinued. In both situations, the discontinuance of hedge accounting would require changes in the fair value of the derivative instrument to be recognized in current period earnings. Management believes that the assumptions and methodologies used in the accounting for derivative financial instruments are the most appropriate and reasonable for the Company’s hedging program.

RISK FACTORS

As a participant in the meat processing and hog production industries, the Company is subject to risks and uncertainties which, have had at times, and may in the future have, material adverse effects on its results of operations and financial position.

Market Risk

The Company is largely dependent on the cost and supply of hogs, cattle, feed ingredients and the selling price of our products and competing protein products, all of which are determined by constantly changing market forces of supply and demand as well as other factors over which the Company has little or no control. These other factors include fluctuations in the size of North American hog and cattle herds, environmental and conservation regulations, import and export restrictions, economic conditions, weather and livestock diseases. The Company manages these risks through the use of financial instruments, which are described above.

Food Safety and Consumer Health Risk

The Company is subject to risks affecting the food industry generally, including risks posed by food spoilage and contamination, consumer product liability claims, product tampering and the potential cost and disruption of a product recall.

The Company’s manufacturing facilities and products are subject to constant federal inspection and extensive regulation in the food safety area (see also Note 12). The Company has systems in place to monitor food safety risks throughout all stages of the manufacturing process (including the production of raw materials in the HPG). However, the Company cannot assure that compliance with procedures and regulations will necessarily mitigate the risk related to food safety nor that the impact of a product contamination will not have a material adverse impact to the financial statements.

Environmental Risk

The Company’s operations are subject to extensive and increasingly stringent federal, state and local laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and utilization or disposition of materials and organic wastes or other potential contaminants. See Note 12 for further discussion of regulatory compliance as it relates to environmental risk. Failure to comply with these laws and regulations and future changes to them may result in significant costs including civil and criminal penalties, liability for damages and negative publicity.

The Company has incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations. The Company closely monitors compliance with regulatory requirements through a variety of environmental management systems. However, the Company cannot assure that additional environmental issues will not require currently unanticipated investigation, assessment or expenditures, or that requirements applicable to the Company will not be altered in ways that will require it to incur significant additional costs.

Livestock Health Risk

The Company is subject to risks relating to its ability to maintain animal health status in the HPG. Livestock health problems could adversely impact production, supply of raw material to the MPG and consumer confidence.

The Company monitors herd health on a daily basis and has bio-security procedures and employee training programs in place throughout the hog production network to reduce the risk related to potential exposure of hogs to infectious diseases. Although there have been no reported cases of major livestock disease outbreaks in North America, there have been adverse effects in the livestock industries of Europe and South America from disease, and the Company cannot assure that livestock disease will not have a material adverse affect on its business.

Packer Ban on Livestock Ownership Risk

Recently Congress considered legislation that would have prohibited meat packers from owning livestock except under limited circumstances. This legislation did not pass, but the Company cannot assure that similar legislation affecting its operations will not be adopted at the federal or state levels in the future. Such legislation, if adopted, could have a materially adverse impact on the Company’s operations and its financial statements. The Company has and will continue to aggressively challenge any such legislation.

Acquisition Risk

The Company has made numerous acquisitions in recent years and regularly reviews opportunities for strategic growth through acquisitions. These acquisitions may involve large transactions and present financial, managerial and operational challenges including difficulty in integrating personnel and systems, assumption of unknown liabilities and potential disputes with the sellers and other service or product suppliers.

Access to Capital Markets Risk

The Company’s operations and investment activities depend upon access to debt and equity capital markets. The Company and certain of its operating subsidiaries have entered into separate debt agreements that contain financial covenants tied to working capital, net worth, leverage, interest coverage, fixed charges and capital expenditures, among other things. The debt agreements restrict the payment of dividends to shareholders and under certain circumstances may limit additional borrowings and the acquisition or disposition of assets.

As currently structured, a breach of a covenant or restriction in any of the agreements could result in a default that would in turn default other agreements allowing the affected lenders to accelerate the repayment of principal and accrued interest on their outstanding loans, if they chose, and terminate their commitments to lend additional funds. The future ability of the Company and its operating subsidiaries to comply with financial covenants, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance which is subject to economic, financial, political, competitive and other factors. As of April 28, 2002, the Company and its subsidiaries are in compliance with the financial covenants and restrictions in all outstanding loan agreements.

FORWARD-LOOKING INFORMATION

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments and the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations.

Item 7a.     Quantitative And Qualitative Disclosures About Market Risk

Incorporated by reference to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Company

(a)  Information required by this Item regarding directors and all persons nominated or chosen to become directors is incorporated by reference from the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 28, 2002 under the headings entitled “Nominees for Election to Three-Year Terms,” “Directors whose Terms do not Expire this Year” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

(b)  Information required by this Item regarding the executive officers of the Company is included in Part I, Item 4A of this Annual Report on Form 10-K.

Item 11.     Executive Compensation

Information required by this Item is incorporated by reference from the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 28, 2002 under the headings entitled “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values,” “Pension Plan Table,” and “Compensation Committee Interlocks and Insider Participation” and the last paragraph under the heading entitled “Board of Directors and Committees.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is incorporated by reference from the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 28, 2002 under the headings entitled “Principal Shareholders” and “Common Stock Ownership of Executive Officers and Directors.”

Item 13.     Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference from the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 28, 2002 under a heading entitled “Other Transactions.”

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-k

(a)  1. and 2.  Index to Financial Statements and Financial Statement Schedule

An “Index to Financial Statements and Financial Statement Schedule” has been filed as a part of this Form 10-K Annual Report on page F-1 hereof.

3.  Exhibits

Exhibit 3.1	—
Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Form 10-Q Quarterly Report filed with the SEC on September 12, 2001).

Exhibit 3.2	—
Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1(a)	—
Amended and Restated Note Purchase Agreement dated as of October 31, 1999, among Smithfield Foods, Inc. and each of the Purchasers listed on Annex 1 thereto, relating to $196,882,354 in senior secured notes, series B through H (incorporated by reference to Exhibit 4.7(a) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 30, 2000 filed with the SEC on July 28, 2000).

Exhibit 4.1(b)	—
Amendment Agreement No. 1 dated as of December 7, 2001, among Smithfield Foods and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 31, 1999 relating to $196,882,354 in senior secured notes, series B through H (incorporated by reference to Exhibit 4.4(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

Exhibit 4.1(c)	—
Joint and Several Guaranty of series B through H senior secured notes dated as of July 15, 1996, by Gwaltney of Smithfield, Ltd., John Morrell & Co., The Smithfield Packing Company, Incorporated, SFFC, Inc., Patrick Cudahy Incorporated, and Brown’s of Carolina, Inc. (incorporated by reference to Exhibit 4.7(a) to the Company’s Form 10-Q Quarterly Report for the fiscal quarter ended July 28, 1996).

Exhibit 4.1(d)	—
Joint and Several Guaranty of series B through H senior secured notes dated as of July 15, 1997, by Lykes Meat Group, Inc., Sunnyland, Inc., Valleydale Foods, Inc., Hancock’s Old Fashioned Country Hams, Inc., Copaz Packing Corporation, and Smithfield Packing—Landover, Inc. (incorporated by reference to Exhibit 4.6(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 1997 filed with the SEC on July 25, 1997).

Exhibit 4.1(e)	—
Joint and Several Guaranty of series B through H senior secured notes dated as of December 7, 2001, by Central Plains Farms LLC, Coddle Roasted Meats, Inc., Great Lakes Cattle Credit Company, LLC, Hancock’s Old Fashioned Country Hams, Inc., Iowa Quality Meats, Ltd., Lykes Meat Group, Inc., Moyer Packing Company, Murco Foods, Inc., North Side Foods Corp., Packerland Holdings, Inc., Packerland Processing Company, Inc., Patrick Cudahy Incorporated, Premium Pork, Inc., Quarter M. Farms, LLC, Quik-To-Fix Foods, Inc., Stadler’s Country Hams, Inc., Sun Land Beef Company, Sunnyland, Inc. and The Smithfield Companies, Inc. (incorporated by reference to Exhibit 4.4(b) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

Exhibit 4.1(f)	—
Joinder Agreement regarding guaranty of series B through H senior secured notes dated as of March 9, 2000, among Carroll’s Foods, Inc., Carroll’s Realty, Inc., Carroll’s Realty Partnership, North Side Foods Corp., Lykes Meat Group, Inc., Circle Four Corporation, Brown’s Farms, LLC, Carroll’s Foods of Virginia, Inc., Smithfield-Carroll’s Farms, Central Plains, Inc., Smithfield Packing Real Estate, LLC, and Murphy Farms, Inc., and each of the Noteholders listed on Annex 1 (incorporated by reference to Exhibit 4.7(d) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 30, 2000 filed with the SEC on July 28, 2000).

Exhibit 4.1(g) *	—	Joinder Agreement dated as of April 29, 2002, among Brown’s Realty Partnership and Smithfield Packing Realty Partnership regarding guaranty of series B through H senior secured notes.

Exhibit 4.2	—
Indenture between Smithfield Foods, Inc. and SunTrust Bank, Atlanta dated February 9, 1997 regarding the issuance by Smithfield Foods, Inc. of $200,000,000 of its subordinated notes (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 10-Q for the fiscal quarter ended February 1, 1998 filed with the SEC on March 17, 1998).

Exhibit 4.3(a)	—
Amended and Restated Note Purchase Agreement dated as of October 27, 1999, among Smithfield Foods, Inc. and each of the Purchasers listed on Annex 1 thereto, relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.8(a) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 30, 2000 filed with the SEC on July 28, 2000).

Exhibit 4.3(b)	—
Amendment Agreement No. 1 dated as of December 7, 2001, among Smithfield Foods, Inc. and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 27, 1999 relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.3(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

Exhibit 4.3(c)	—
Joint and Several Guaranty of series I through L senior secured notes dated as of October 27, 1999, by Gwaltney of Smithfield, Ltd., John Morrell & Co., The Smithfield Packing Company, Incorporated, SFFC, Inc., Patrick Cudahy Incorporated, Brown’s of Carolina, Inc., Carroll’s Foods, Inc., Carroll’s Realty, Inc., Carroll’s Realty Partnership, North Side Foods Corp., Lykes Meat Group, Circle Four Corporation, Brown’s Farms LLC, Carroll’s Foods of Virginia, Inc., Smithfield-Carroll’s Farms, and Central Plains Farms (incorporated by reference to Exhibit 4.8(b) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 30, 2000 filed with the SEC on July 28, 2000).

Exhibit 4.3(d)	—
Joinder Agreement regarding guaranty of series I through L senior secured notes dated as of June 9, 2000, among Murphy Farms, Inc. and Smithfield Packing Real Estate, LLC (incorporated by reference to Exhibit 4.8(c) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 30, 2000 filed with the SEC on July 28, 2000).

Exhibit 4.3(e)	—
Joint and Several Guaranty of series I through L senior secured notes dated as of December 7, 2001, by Central Plains Farms LLC, Coddle Roasted Meats, Inc., Great Lakes Cattle Credit Company, LLC, Hancock’s Old Fashioned Country Hams, Inc., Iowa Quality Meats, Ltd., Lykes Meat Group, Inc., Moyer Packing Company, Muco Foods, Inc., North Side Foods Corp., Packerland Holdings, Inc., Packerland Processing Company, Inc., Patrick Cudahy Incorporated, Premium Pork, Inc., Quarter M Farms, LLC, Quik-To-Fix Foods, Inc., Stadler’s Country Hams, Inc., Sun Land Beef Company, Sunnyland, Inc., and The Smithfield Companies, Inc. (incorporated by reference to Exhibit 4.3(b) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

Exhibit 4.3(f) *	—	Joinder Agreement regarding guaranty of series I through L senior secured notes dated as of April 29, 2002, among Brown’s Realty Partnership and Smithfield Packing Realty Partnership.

Exhibit 4.4(a)	—
Note Purchase Agreement dated as of June 2, 2000 among Smithfield Foods, Inc. and each of the Purchasers listed on Annex 1 thereto, relating to $100,000,000 in senior secured notes, series M through N (incorporated by reference to Exhibit 4.4(a) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 29, 2001 filed with the SEC on July 30, 2001).

Exhibit 4.4(b)	—
Amendment Agreement No. 1 dated as of December 7, 2001, among Smithfield Foods, Inc. and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000 relating to $100,000,000 in senior secured notes, series M through N (incorporated by reference to Exhibit 4.5(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

Exhibit 4.4(c)	—
Joint and Several Guaranty of series M through N senior secured notes dated as of June 2, 2000, by Gwaltney of Smithfield, Ltd., John Morrell & Co., The Smithfield Packing Company, Incorporated, SFFC, Inc., Patrick Cudahy Incorporated, Brown’s of Carolina, Inc., Carroll’s Foods, Inc., Carroll’s Realty, Inc., Carroll’s Partnership, North Side Foods Corp., Lykes Meat Group, Inc., Circle Four Corporation, Brown’s Farms LLC, Carroll’s Foods of Virginia, Inc., Smithfield-Carroll’s Farms, Central Plains Farms, Inc., Smithfield Packing Real Estate, LLC and Murphy Farms, Inc. (incorporated by reference to Exhibit 4.4(b) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 29, 2001 filed with the SEC on July 30, 2001).

Exhibit 4.4(d)	—
Joint and Several Guaranty of series M through N senior secured notes dated as of December 7, 2001, by Central Plains Farms LLC, Coddle Roasted Meats, Inc., Great Lakes Cattle Credit Company, LLC, Hancock’s Old Fashioned Country Hams, Inc., Iowa Quality Meats, Ltd., Lykes Meat Group, Inc., Moyer Packing Company, Murco Foods, Inc., North Side Foods Corp., Packerland Holdings, Inc., Packerland Processing Company, Inc., Patrick Cudahy Incorporated, Premium Pork, Inc., Quarter M Farms, LLC, Quik-To-Fix Foods, Inc., Stadler’s Country Hams, Inc., Sun Land Beef Company, Sunnyland, Inc. and The Smithfield Companies, Inc. (incorporated by reference to Exhibit 4.5(b) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

Exhibit 4.4(e) *	—	Joinder Agreement dated as of April 29, 2002, among Brown’s Realty Partnership and Smithfield Packing Realty Partnership regarding guaranty of series M through N senior secured notes.

Exhibit 4.5(a)	—
Senior Secured Facilities Agreement dated as of June 20, 2001, among Animex S.A., the Original Borrowers party thereto, the Banks party thereto, and Rabobank Polska S.A. as Arranger, Agent, Security Agent and Pledge Administrator relating to a $100,000,000 term and revolving loan facility (incorporated by reference to Exhibit 4.5(a) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 29, 2001 filed with the SEC on July 30, 2001).

Exhibit 4.5(b)	—
Joint and Several Guaranty dated as of June 20, 2001, by Smithfield Foods, Inc. and Smithfield Holdings Sp. z.o.o. (incorporated by reference to Exhibit 4.5(b) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 29, 2001 filed with the SEC on July 30, 2001).

Exhibit 4.6	—
Indenture between Smithfield Foods, Inc. and SunTrust Bank dated October 23, 2001 regarding the issuance by Smithfield Foods, Inc. of $300,000,000 senior notes (incorporated by reference to Exhibit 4.3(a) to the Company’s Registration Statement on Form S-4 filed with the SEC on November 30, 2001).

Exhibit 4.7(a)	—
Multi-Year Credit Agreement dated as of December 6, 2001 among Smithfield Foods, Inc., the Subsidiary Guarantors Party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to a $750,000,000 secured multi-year revolving credit facility (incorporated by reference to Exhibit 4.2(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

Exhibit 4.7(b) *	—
Amendment No. 1 dated as of June 6, 2002 among Smithfield Foods, Inc., the Subsidiary Guarantors Party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001 for a $750,000,000 secured multi-year revolving credit facility.

Exhibit 4.7(c)	—
Security Agreement dated as of December 6, 2001, among Smithfield Foods, Inc., the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Collateral Agent, relating to the Company’s multi-year revolving credit facility (incorporated by reference to Exhibit 4.2(b) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

Exhibit 4.8(a) *	—
Note Purchase Agreement dated as of March 1, 2002 among Smithfield Foods, Inc. and each of the Purchasers listed on Annex 1 thereto, relating to $55,000,000 in senior secured notes, series O through P.

Exhibit 4.8(b) *	—
Joint and Several Guaranty of series O through P senior secured notes dated as of March 1, 2002, by Brown’s of Carolina LLC, Brown’s Farms LLC, Carroll’s Foods LLC, Carroll’s Foods of Virginia LLC, Carroll’s Realty, Inc., Carroll’s Realty Partnership, Central Plains Farms LLC, Circle Four LLC, Coddle Roasted Meats, Inc., Great Lakes Cattle Credit Company, LLC, Gwaltney of Smithfield, Ltd., Hancock’s Old Fashioned Country Hams, Inc., Iowa Quality Meats, Ltd., John Morrell & Co., Lykes Meat Group, Inc., Moyer Packing Company, Murco Foods, Inc., Murphy-Brown LLC, Murphy Farms LLC, North Side Foods Corp., Packerland Holdings, Inc., Packerland Processing Company, Inc., Patrick Cudahy Incorporated, Premium Pork, Inc., Quarter M Farms, LLC, Quik-To-Fix Foods, Inc., SFFC, Inc., Smithfield-Carroll’s Farms, Smithfield Packing Real Estate, LLC, Stadler’s Country Hams, Inc., Sun Land Beef Company, Sunnyland, Inc., The Smithfield Companies, Inc. and The Smithfield Packing Company, Incorporated.

Exhibit 4.8(c) *	—	Joinder Agreement dated as of April 29, 2002, among Brown’s Realty Partnership and Smithfield Packing Realty Partnership regarding guaranty of series O through P senior secured notes.

Registrant hereby agrees to furnish the SEC upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1	—
Registration Rights Agreement dated as of May 7, 1999 by and between the Company and Jeffrey S. Matthews, Carroll M. Baggett and James O. Matthews (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated May 7, 1999 and filed with the SEC on May 12, 1999).

Exhibit 10.2(a)	—
Registration Rights Agreement between Smithfield Foods, Inc. and Wendell H. Murphy, Harry D. Murphy, Joyce M. Norman, Wendell H. Murphy, Jr., Wendy Murphy Crumpler, Stratton K. Murphy, Marc D. Murphy and Angela Brown (excluding Smithfield Foods, Inc., the “Murphy Selling Shareholders”) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 20, 2000 and filed February 14, 2000).

Exhibit 10.2(b)	—
Agreement with Shareholders between Smithfield Foods, Inc. and the Murphy Selling Shareholders (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated January 20, 2000 and filed February 14, 2000).

Exhibit 10.3(a)*	—	Registration Rights Agreement dated as of October 24, 2001 among Smithfield Foods, Inc. and the shareholders of Packerland Holdings, Inc.

Exhibit 10.3(b)*	—	Shareholders Agreement dated as of October 24, 2001 among Smithfield Foods, Inc. and the shareholders of Packerland Holdings, Inc.

Exhibit 10.4(a)*,**	—	Stock Pledge Agreement dated as of December 31, 2001 by and between Smithfield Foods, Inc. and Richard V. Vesta.

Exhibit 10.4(b)*,**	—	Promissory Note for $564,000 dated as of December 31, 2001 by Richard V. Vesta.

Exhibit 10.4(c)*,**	—	Stock Pledge Agreement dated as of April 15, 2002 by and between Smithfield Foods, Inc. and Richard V. Vesta.

Exhibit 10.4(d)*,**	—	Promissory Note for $3,139,000 dated as of April 15, 2002 by Richard V. Vesta.

Exhibit 10.5 **	—	Smithfield Foods, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K Annual Report for the fiscal year ended May 2, 1993).

Exhibit 10.6(a)**	—
Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K Annual Report for the fiscal year ended May 3, 1998 filed with the SEC on July 30, 1998).

Exhibit 10.6(b) *, **	—	Amendment No. 1 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2000.

Exhibit 10.6 (c) *,**	—	Amendment No. 2 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2001.

Exhibit 21*	—	Subsidiaries of Smithfield.

Exhibit 23.1*	—	Consent of Independent Auditor.

Exhibit 23.2*	—	Notice Regarding Lack of Consent of Arthur Andersen.

Exhibit 99*	—	June 5, 2001 Audit Report of Arthur Andersen LLP.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

(b)  Reports on Form 8-K.

1.	A Current Report on Form 8-K for May 3, 2002 was filed with the SEC on May 10, 2002 to report, under Item 4, the Company’s change in certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	SMITHFIELD FOODS, INC.

By:	/s/ JOSEPH W. LUTER, III
Joseph W. Luter, III Chairman of the Board and Chief Executive Officer
Date: July 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. LUTER Joseph W. Luter III	Chairman of the Board and Chief Executive Officer, and Director (Principal Executive Officer)	July 29, 2002

/s/ DANIEL G. STEVENS Daniel G. Stevens	Vice President and Chief Financial Officer (Principal Financial Officer)	July 29, 2002

/s/ JEFFREY A. DEEL Jeffrey A. Deel	Corporate Controller (Principal Accounting Officer)	July 29, 2002

/s/ ROBERT L. BURRUS, JR. Robert L. Burrus, Jr.	Director	July 29, 2002

/s/ CAROL T. CRAWFORD Carol T. Crawford	Director	July 29, 2002

/s/ RAY A. GOLDBERG Ray A. Goldberg	Director	July 29, 2002

/s/ GEORGE E. HAMILTON, JR. George E. Hamilton, Jr.	Director	July 29, 2002

/s/ WENDELL H. MURPHY Wendell H. Murphy	Director	July 29, 2002

/s/ WILLIAM H. PRESTAGE William H. Prestage	Director	July 29, 2002

/s/ JOHN SCHWIETERS John Schwieters	Director	July 29, 2002

/s/ MELVIN O. WRIGHT Melvin O. Wright	Director	July 29, 2002

SMITHFIELD FOODS, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Smithfield Foods, Inc.:

We have audited the accompanying consolidated balance sheet of Smithfield Foods, Inc. (a Virginia corporation) and subsidiaries as of April 28, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Smithfield Foods, Inc. and subsidiaries as of April 29, 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended April 29, 2001, were audited by other auditors whose report dated June 5, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Smithfield Foods, Inc. and subsidiaries as of April 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the Consolidated Financial Statements, effective, April 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

Richmond, Virginia
June 4, 2002

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years
	2002	2001	2000
	(in thousands, except per share data)
Sales	$7,356,119	$5,899,927	$5,150,469
Cost of sales	6,263,191	4,951,024	4,456,403

Gross profit	1,092,928	948,903	694,066

Selling, general and administrative expenses	543,952	450,965	390,634
Depreciation expense	139,942	124,836	109,893
Interest expense	94,326	88,974	71,944
Minority interests	3,937	5,829	1,608
Gain on sale of IBP, inc. common stock (Note 11)	(7,008)	(79,019)	—

Income before income taxes	317,779	357,318	119,987
Income taxes	120,893	133,805	44,875

Net income	$196,886	$223,513	$75,112

Net income per basic common share	$1.82	$2.06	$.77

Net income per diluted common share	$1.78	$2.03	$.76

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	April 28, 2002	April 29, 2001
(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,141	$56,532
Accounts receivable less allowances of $9,037 and $6,392	516,672	387,841
Inventories	860,475	729,167
Prepaid expenses and other current assets	72,068	90,155

Total current assets	1,520,356	1,263,695

Property, plant and equipment:
Land	105,722	76,100
Buildings and improvements	869,060	711,124
Machinery and equipment	1,075,637	855,838
Breeding stock	95,897	94,286
Construction in progress	60,728	59,307

	2,207,044	1,796,655
Less accumulated depreciation	(658,899)	(522,178)

Net property, plant and equipment	1,548,145	1,274,477

Other assets:
Goodwill	448,273	347,342
Investments in partnerships	119,727	88,092
Other	241,497	277,282

Total other assets	809,497	712,716

	$3,877,998	$3,250,888

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$23,990	$35,504
Current portion of long-term debt and capital lease obligations	68,868	79,590
Accounts payable	355,852	278,093
Accrued expenses and other current liabilities	273,220	235,095

Total current liabilities	721,930	628,282

Long-term debt and capital lease obligations	1,387,147	1,146,223

Other noncurrent liabilities:
Deferred income taxes	276,602	271,516
Pension and postretirement benefits	74,154	77,520
Other	37,302	25,820

Total other noncurrent liabilities	388,058	374,856

Minority interests	18,089	48,395

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 and 100,000,000 authorized shares; 110,284,112 and 52,502,951 issued and outstanding	55,142	26,251
Additional paid-in capital	490,125	405,665
Retained earnings	835,665	638,779
Accumulated other comprehensive loss	(18,158)	(17,563)

Total shareholders’ equity	1,362,774	1,053,132

	$3,877,998	$3,250,888

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
	2002	2001	2000
	(in thousands)
Operating activities:
Net income	$196,886	$223,513	$75,112
Depreciation and amortization	148,068	140,050	118,964
Deferred income taxes	5,861	(7,151)	13,227
Gain on sale of IBP, inc. common stock	(7,008)	(79,019)	—
Gain on sale of property, plant and equipment	(1,298)	(2,714)	(2,591)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(24,167)	(4,640)	(7,192)
Inventories	(53,814)	(51,169)	(35,976)
Prepaid expenses and other current assets	43,924	29,799	(44,501)
Other assets	(6,265)	(14,276)	2,153
Accounts payable, accrued expenses and other liabilities	(3,618)	(16,111)	6,022

Net cash provided by operating activities	298,569	218,282	125,218

Investing activities:
Capital expenditures	(171,010)	(144,120)	(100,383)
Business acquisitions, net of cash acquired	(167,035)	(29,725)	(34,596)
Proceeds from sale of IBP, inc. common stock	58,654	224,451	—
Investments in IBP, inc. common stock	—	(147,352)	(51,479)
Investments in partnerships and other assets	(13,338)	(2,013)	(11,810)
Proceeds from sale of property, plant and equipment	15,425	38,920	6,018

Net cash used in investing activities	(277,304)	(59,839)	(192,250)

Financing activities:
Net repayments on notes payable	(40,407)	(39,676)	(249,393)
Proceeds from issuance of long-term debt	408,869	31,009	269,041
Net repayments borrowings on long-term credit facility	(148,000)	12,000	324,000
Principal payments on long-term debt and capital lease obligations	(146,750)	(86,286)	(187,632)
Repurchase and retirement of common stock	(85,716)	(77,768)	(73,145)
Exercise of common stock options	4,323	8,357	4,121

Net cash (used in) provided by financing activities	(7,681)	(152,364)	86,992

Net increase in cash and cash equivalents	13,584	6,079	19,960
Effect of currency exchange rates on cash	1,025	571	(668)
Cash and cash equivalents at beginning of year	56,532	49,882	30,590

Cash and cash equivalents at end of year	$71,141	$56,532	$49,882

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$95,335	$104,362	$79,780
Income taxes paid	123,773	126,224	30,315

Noncash investing and financing activities:
Common stock issued for acquisitions	$202,695	$—	$369,407
Common stock repurchases not settled	(7,951)	—	—

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, May 2, 1999	41,847	$20,924	$180,020	$340,154	$1,148	$542,246
Comprehensive income:
Net income	—	—	—	75,112	—	75,112
Unrealized loss on securities	—	—	—	—	(3,882)	(3,882)
Foreign currency translation	—	—	—	—	(6,561)	(6,561)
Minimum pension liability	—	—	—	—	(4,389)	(4,389)

Total comprehensive income						60,280

Common stock issued	15,604	7,802	361,605	—	—	369,407
Exercise of stock options	232	116	4,005	—	—	4,121
Repurchase and retirement of common stock	(2,978)	(1,489)	(71,656)	—	—	(73,145)

Balance, April 30, 2000	54,705	27,353	473,974	415,266	(13,684)	902,909
Comprehensive income:
Net income	—	—	—	223,513	—	223,513
Unrealized gain on securities	—	—	—	—	45,899	45,899
Reclassification adjustment for gains included in net income	—	—	—	—	(45,200)	(45,200)
Foreign currency translation	—	—	—	—	(3,167)	(3,167)
Minimum pension liability	—	—	—	—	(1,411)	(1,411)

Total comprehensive income						219,634

Exercise of stock options	425	212	8,145	—	—	8,357
Repurchase and retirement of common stock	(2,627)	(1,314)	(76,454)	—	—	(77,768)

Balance, April 29, 2001	52,503	26,251	405,665	638,779	(17,563)	1,053,132
Two-for-one stock split	52,503	26,251	(26,251)	—	—	—
Comprehensive income:
Net income	—	—	—	196,886	—	196,886
Transition adjustment for hedge accounting	—	—	—	—	(12,617)	(12,617)
Unrealized gain on securities	—	—	—	—	5,188	5,188
Foreign currency translation	—	—	—	—	234	234
Minimum pension liability	—	—	—	—	(969)	(969)
Reclassification adjustments:
Hedge accounting	—	—	—	—	11,823	11,823
Securities	—	—	—	—	(4,254)	(4,254)

Total comprehensive income						196,291

Common stock issued	9,573	4,787	197,908	—	—	202,695
Exercise of stock options	341	171	4,152	—	—	4,323
Repurchase and retirement of common stock	(4,636)	(2,318)	(91,349)	—	—	(93,667)

Balance, April 28, 2002	110,284	$55,142	$490,125	$835,665	$(18,158)	$1,362,774

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Per Share Data)

Note 1    Summary of Significant Accounting Policies

Nature of Business

Smithfield Foods, Inc. and subsidiaries (the Company) is comprised of a Meat Processing Group (MPG) and a Hog Production Group (HPG). The MPG consists primarily of eight wholly owned domestic meat processing subsidiaries and four international meat processing entities. The HPG consists primarily of three domestic hog production operations and certain joint ventures outside of the U.S.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company after elimination of all material intercompany balances and transactions. Investments in partnerships are recorded using the equity method of accounting.

Management uses estimates and assumptions in the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest April 30. Fiscal 2002, 2001 and 2000 were all 52 weeks.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The carrying value of cash equivalents approximates market value. As of April 28, 2002 and April 29, 2001, cash and cash equivalents include $20,651 and $2,670, respectively, in short-term marketable securities.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market. Cost includes raw materials, labor and manufacturing and production overhead. Inventories consist of the following:

	April 28, 2002	April 29, 2001
Hogs on farms	$349,215	$331,060
Fresh and processed meats	409,193	316,929
Manufacturing supplies	74,909	60,823
Other	27,158	20,355

	$860,475	$729,167

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets. Buildings and improvements are depreciated over periods from 20 to 40 years. Machinery and equipment is depreciated over periods from two to 20 years. Breeding stock is depreciated over two and one-half years. Assets held under capital leases are classified as property, plant and equipment and amortized over the lease terms. Lease amortization is included in depreciation expense. Repairs and maintenance charges are expensed as

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred. Improvements that materially extend the life of the asset are capitalized. Gains and losses from dispositions or retirements of property, plant and equipment are recognized currently.

Interest on capital projects is capitalized during the construction period. Total interest capitalized was $1,757 in fiscal 2002, $2,788 in fiscal 2001 and $3,293 in fiscal 2000. Repair and maintenance expenses totaled $206,133, $178,928 and $160,222 in fiscal 2002, 2001 and 2000, respectively.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” (SFAS 141) and SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142).

SFAS 141 requires any business combinations to be accounted for by the purchase method. Additionally, SFAS 141 further clarifies the criteria for recognizing identifiable intangible assets separate from goodwill. The Company has applied SFAS 141 to all business combinations in fiscal year 2002 (Note 2).

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement requires that acquired goodwill and other indefinite-life intangible assets are no longer periodically amortized into income, but are subject to an annual impairment measurement. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company elected early adoption of SFAS 142. In accordance with SFAS 142, fiscal 2002 does not include amortization of acquired goodwill and other indefinite-life intangible assets. The Company has allocated goodwill to its reporting units and performed an assessment of potential capital impairment. Management does not believe that there is significant exposure to a loss from impairment of acquired goodwill and other intangible assets. Had SFAS 142 been effective in fiscal 2001 and 2000, net income and diluted net income per common share would have been $232,329, or $2.11 per diluted share, and $81,535, or $.83 per diluted share, respectively.

Deferred debt issuance costs are amortized over the terms of the related loan agreements.

Investments in Partnerships

The Company uses the equity method of accounting for its investments in joint ventures and other entities in which it has more than 20%, but not more that 50% voting interest. The table below summarizes the Company’s various partnership investments as of April 28, 2002 and April 29, 2001.

	2002	2001
Agroindustrial del Noroeste	$28,021	$22,709
Carolina Turkeys	27,983	23,789
Granjas Carroll de Mexico	19,430	13,756
Other	44,293	27,838

	$119,727	$88,092

Derivative Financial Instruments and Hedging Activities

On April 30, 2001, the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS 133). All derivatives are reflected at their fair value and are recorded in current assets and current liabilities in the

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheets as of April 28, 2002. Derivative instruments consist primarily of exchange-traded futures contracts.

The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships are established pursuant to the Company’s risk management policies and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized in earnings each period. Changes in the fair value of derivatives not designated in a hedging relationship are recognized in earnings each period.

For derivatives designated as a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedges), the changes in the fair value of the derivative as well as changes in the fair value of the hedged item attributable to the hedged risk are recognized each period in earnings. If a firm commitment designated as the hedged item in a fair value hedge is terminated or otherwise no longer qualifies as the hedged item, any asset or liability previously recorded as part of the hedged item is recognized currently in earnings.

For derivatives designated as a hedge of a forecasted transaction or of the variability of cash flows related to a recognized asset or liability (cash flow hedges), the effective portion of the change in fair value of the derivative is reported in other comprehensive income and reclassified into earnings in the period in which the hedged item affects earnings. Amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative are recognized currently in earnings. Gains or losses deferred in accumulated other comprehensive income associated with terminated derivatives and derivatives that cease to be highly effective hedges remain in accumulated other comprehensive income until the hedged item affects earnings. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess whether they continue to be probable of occurring. If the forecasted transaction is no longer probable of occurring, any gain or loss deferred in accumulated other comprehensive income is recognized in earnings currently.

On April 30, 2001, upon adoption of SFAS 133, the Company recorded a $12,716 after-tax loss as a cumulative effect of an accounting change resulting in an increase of other comprehensive loss in shareholders’ equity (net of income tax benefits of $7,968) to recognize the fair value of all derivative financial instruments. All of the transition adjustment recorded in other comprehensive loss at April 30, 2001, was reclassified into earnings during fiscal 2002.

With the adoption of SFAS 133, the accounting for certain aspects of derivative instruments and hedging activities was different in periods prior to its adoption. Prior to fiscal 2002, when the Company entered into derivative commodity instruments (primarily futures contracts) unrealized and realized gains and losses on those hedge contracts were deferred and recognized in income in the same manner as the hedged item. No unrealized gains or losses were reported in other comprehensive income. Prior to fiscal 2002, the Company did not have any significant activity with interest rate or foreign currency derivatives.

Foreign Currency Translation

For the Company’s foreign operations, the local currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the period-ending exchange rate. Statement of income amounts are translated to U.S. dollars using average exchange rates during the period. Translation gains and losses are reported as a

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

component of other comprehensive income in shareholders’ equity. Gains and losses from foreign currency transactions are included in current earnings.

Revenue Recognition

Revenues from product sales are recorded upon shipment to customers.

Self-Insurance Programs

The Company is self-insured for certain levels of general and vehicle liability, property, workers’ compensation and health care coverage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and incurred but not reported claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

Net Income Per Share

The Company presents dual computations of net income per share (Note 13). The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options, during the period. On September 14, 2001, a two-for-one stock split of the Company’s common stock was effected in the form of a stock dividend. Accordingly, all historical share and per share amounts have been restated to reflect the stock split.

Recently Issued Accounting Standards

The Emerging Issues Task Force (EITF) has issued consensuses EITF 00-14, “Accounting for Certain Sales Incentives,” EITF 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future” and EITF 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” These standards relate to income statement classification of advertising, promotional and certain rebate costs. These were effective beginning in the fourth quarter of fiscal 2002. The adoption of these standards has no material impact to sales or expenses as reported in the Company’s Consolidated Statements of Income.

Reclassifications

Certain prior year amounts have been restated to conform to fiscal 2002 presentations.

Note 2    Acquisitions

In October of fiscal 2002, the Company acquired Packerland Holdings, Inc. (Packerland) and its affiliated companies for 6.3 million shares of the Company’s common stock plus assumed debt and other liabilities. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $103,964.

In June of fiscal 2002, the Company acquired Moyer Packing Company (Moyer) for $90,491 in cash plus assumed debt. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $6,665.

Had the acquisitions of Packerland and Moyer occurred at the beginning of fiscal 2001, sales, net income and net income per diluted share would have been $8,220,010, $202,460 and $1.78, respectively, for fiscal 2002 and $7,957,954, $235,283 and $2.02, respectively, for fiscal 2001.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September of fiscal 2002, the Company acquired the remaining common shares of Schneider Corporation (Schneider) for 2.8 million shares of the Company’s common stock. Prior to this transaction, the Company owned approximately 63% of the outstanding shares of Schneider. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $13,670.

In July of fiscal 2002, the Company acquired substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix) for $31,038 in cash.

In the Company’s third quarter of fiscal 2001, Schneider increased its investment in Saskatchewan-based Mitchell’s Gourmet Foods Inc. (Mitchell’s) to 54%, requiring the Company to consolidate Mitchell’s accounts and to discontinue using the equity method of accounting for Mitchell’s. The balance of the purchase price in excess of the fair value of assets acquired and liabilities assumed at the date of acquisition was recorded as goodwill totaling $21,457.

In January of fiscal 2000, the Company acquired Murphy Farms, Inc. (Murphy) and its affiliated companies for 22.6 million shares of the Company’s common stock and the assumption of approximately $203,000 in debt, plus other liabilities. Had the acquisition of Murphy occurred at the beginning of fiscal 2000, sales, net income and net income per diluted share would have been $5,329,074, $77,633 and $.65, respectively.

In May of fiscal 2000, the Company acquired Carroll’s Foods, Inc. (Carroll’s) and its affiliated companies and partnership interests for 8.7 million shares of the Company’s common stock and the assumption of approximately $231,000 in debt, plus other liabilities.

In August of fiscal 2000, the Company acquired the capital stock of Financière de Gestion et de Participation S.A. (SFGP), a private-label processed meats manufacturer in France.

Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the financial position and results of operations from the dates of acquisition. Had the acquisitions of Quik-to-Fix, Mitchell’s, SFGP and the purchase of the remaining shares of Schneider occurred at the beginning of the fiscal years in which they were acquired, there would not have been a material effect on sales, net income or net income per diluted share for such fiscal years.

The following table provides information on the amounts added to the Consolidated Balance Sheets for acquisitions in fiscal 2002. Total assets acquired in fiscal 2001 were approximately $87,000.

	Working Capital	Total Assets	Long-Term Debt
Packerland	$62,213	$349,446	$122,927
Moyer	27,609	132,525	7,559
Other	24,962	76,057	3,321

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3    Debt

Long-term debt consists of the following:

	April 28, 2002	April 29, 2001
8.00% senior unsecured notes, due October 2009	$300,000	$—
Long-term credit facility, expiring December 2006	259,000	407,000
7.625% senior subordinated notes, due February 2008	185,137	185,137
8.52% senior notes, due August 2006	100,000	100,000
7.89% senior note, payable through October 2009	75,000	85,000
Variable rate note, payable through October 2009	62,500	67,500
8.25% note, payable through March 2006	60,000	75,000
8.44% note, payable through October 2009	50,000	50,000
7.50% debentures, due October 2016	41,624	—
8.34% senior notes, due August 2003	40,000	40,000
Variable rate note, payable through July 2011	29,000	—
8.63% note, payable through July 2011	24,167	—
Miscellaneous with interest rates ranging from 3.04% to 13.80%, due July 2002 through October 2017	208,460	191,512

	1,434,888	1,201,149
Less current portion	(64,542)	(75,623)

	$1,370,346	$1,125,526

Scheduled maturities of long-term debt are as follows:

Fiscal Year
2003	$64,542
2004	132,018
2005	66,774
2006	64,599
2007	438,899
Thereafter	668,056

$1,434,888

In December 2001, the Company entered into a five-year $750,000 revolving credit agreement. The borrowings are prepayable and bear interest, at the Company’s option, at variable rates based on margins over the Federal Funds rate or short-term Eurodollar rates. The margins are a function of the Company’s leverage. In connection with this refinancing, the Company repaid all of its borrowings under its previous $650,000 revolving credit facility, which was terminated.

In October 2001, the Company issued $300,000 of eight-year 8.0% senior unsecured notes, due 2009. The net proceeds were used to repay indebtedness under the Company’s revolving credit facility.

In the first quarter of fiscal 2002, a new credit facility was put in place at Animex Sp. z.o.o. (Animex), the Company’s Polish subsidiary. This facility provides for up to $100,000 of financing to replace numerous short-term and long-term borrowings from local Polish lenders. The facility, which expires in fiscal 2007, is secured by substantially all Animex assets and is guaranteed by the Company.

In October 2001, Schneider issued $41,624 (CDN $65,000) of 15-year 7.5% debentures. The debentures are secured by certain assets of Schneider and are guaranteed by the Company. Separately, Schneider also extended its $28,817 (CDN $45,000) committed credit facility to fiscal 2004.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has aggregate credit facilities totaling $812,300. As of April 28, 2002, the Company had unused capacity under these credit facilities of $500,600. These facilities are generally at prevailing market rates. The Company pays a commitment fee on the unused portion of the aggregate revolving credit facilities.

Average borrowings under credit facilities were $343,480 in fiscal 2002, $415,724 in fiscal 2001 and $305,470 in fiscal 2000 at average interest rates of approximately 4.5%, 7.3% and 7.5%, respectively. Maximum borrowings were $554,424 in fiscal 2002, $524,997 in fiscal 2001 and $458,922 in fiscal 2000. Total outstanding borrowings were $281,429 and $442,504 with average interest rates of 3.9% and 5.9% as of April 28, 2002 and April 29, 2001, respectively.

The senior subordinated notes are unsecured. Senior notes are secured by certain of the Company’s major processing plants and hog farm facilities. The $750,000 credit facility is secured by substantially all of the Company’s U.S. inventories and accounts receivable.

The Company’s various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, current ratio, fixed charges, capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets, and payments of dividends to shareholders. As of April 28, 2002, the Company is in compliance with all debt covenants.

The Company determines the fair value of public debt using quoted market prices and values all other debt using discounted cash flow techniques at estimated market prices for similar issues. As of April 28, 2002, the fair value of long-term debt, based on the market value of debt with similar maturities and covenants, was approximately $1,467,495.

Note 4    Income Taxes

Income tax expense consists of the following:

	2002	2001	2000
Current tax expense:
Federal	$95,782	$121,070	$26,994
State	11,064	15,416	3,174
Foreign	8,186	4,470	1,480

	115,032	140,956	31,648

Deferred tax expense (benefit):
Federal	2,332	(7,362)	9,500
State	1,098	(1,479)	1,073
Foreign	2,431	1,690	2,654

	5,861	(7,151)	13,227

	$120,893	$133,805	$44,875

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	2002	2001	2000
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3	2.4	1.7
Taxes on foreign income which differ from the statutory U.S. federal rate	2.3	0.7	2.9
Foreign sales corporation benefit	(2.9)	(0.7)	(2.0)
Other	1.3	—	(0.2)

	38.0%	37.4%	37.4%

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences consist of the following:

	April 28, 2002	April 29, 2001
Deferred tax assets:
Accrued expenses	$16,506	$11,909
Tax credits, carryforwards and net operating losses	11,893	19,059
Intangibles	4,515	2,462
Other	1,893	6,321

	$34,807	$39,751

Deferred tax liabilities:
Property, plant and equipment	$138,771	$123,560
Accounting method change	114,573	128,900
Investments in subsidiaries	39,514	40,089
Other	3,061	—

	$295,919	$292,549

As of April 28, 2002 and April 29, 2001, the Company had $15,490 and $18,718, respectively, of net current deferred tax assets included in prepaid expenses and other current assets. The Company had a valuation allowance of $28,824 and $20,214 related to income tax assets as of April 28, 2002 and April 29, 2001, respectively, primarily the result of losses in foreign jurisdictions for which no tax benefit was recognized.

The tax credits, carryforwards and net operating losses expire from fiscal 2003 to 2022.

As of April 28, 2002, foreign subsidiary net earnings of $49,599 were considered permanently reinvested in those businesses. Accordingly, federal income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

Note 5    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 28, 2002	April 29, 2001
Payroll and related benefits	$96,735	$80,960
Self-insurance reserves	35,000	31,870
Other	141,485	122,265

	$273,220	$235,095

Note 6    Shareholders’ Equity

Authorized Common Shares

On August 29, 2001, the Company’s shareholders approved an amendment to the articles of incorporation providing for an increase in the number of authorized common shares from 100,000,000 to 200,000,000.

Stock Split

As discussed in Note 1, the Company effected a two-for-one stock split of its common stock on September 14, 2001. Share amounts presented in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity reflect the actual share amounts outstanding for each period presented. Stock option agreements provide for the issuance of additional shares for the stock split. All stock options outstanding and per share amounts for all periods have been restated to reflect the effect of this split.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchase Program

As of April 28, 2002, the board of directors has authorized the repurchase of shares of the Company’s common stock. The Company repurchased 4,636,300, 5,253,870 and 5,956,800 shares in fiscal 2002, 2001 and 2000, respectively. As of April 28, 2002, the Company has authorization to repurchase 2,153,030 additional shares.

Preferred Stock

The Company has 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.

Stock Options

The Company’s 1992 Stock Option Plan and its 1998 Stock Incentive Plan (collectively, the incentive plans) provide for the issuance of nonstatutory stock options to management and other key employees. Options were granted for periods not exceeding 10 years and exercisable five years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There are 11,000,000 shares reserved under the incentive plans. As of April 28, 2002, there were 3,533,000 shares available for grant under the incentive plans.

The following is a summary of stock option transactions for fiscal years 2000 through 2002:

	Number of Shares	Weighted Average Exercise Price
Outstanding at May 2, 1999	4,285,000	$7.98
Granted	110,000	11.99
Exercised	(464,000)	5.77
Cancelled	(230,000)	8.43

Outstanding at April 30, 2000	3,701,000	8.34
Granted	1,480,000	13.22
Exercised	(849,000)	5.89
Cancelled	(130,000)	11.42

Outstanding at April 29, 2001	4,202,000	10.46
Granted	1,845,000	18.99
Exercised	(341,000)	6.66
Cancelled	(20,000)	13.22

Outstanding at April 28, 2002	5,686,000	$13.45

The following table summarizes information about stock options outstanding as of April 28, 2002:

		Weighted Average Remaining Contractual Life (Years)		Options Exercisable
Range of Exercise Price	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 5.76 to 7.65	1,261,000	2.0	$6.01	1,261,000	$6.01
8.23 to 9.39	210,000	5.5	8.57	140,000	8.23
13.12 to 14.59	2,310,000	7.3	13.45	—	—
15.81 to 16.34	60,000	5.8	16.03	—	—
18.20 to 21.84	1,845,000	9.1	18.99	—	—

$ 5.76 to 21.84	5,686,000	6.6	$13.45	1,401,000	$6.23

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not recognize compensation costs for its stock option plans. Had the Company determined compensation costs based on the fair value at the grant date for its stock options granted subsequent to fiscal 1995, the Company’s net income and net income per share would have decreased. The fair value of each stock option share granted is estimated at date of grant using the Black-Scholes option pricing model and weighted average assumptions:

	2002	2001	2000
Net income, as reported	$196,886	$223,513	$75,112
Pro forma net income	193,888	221,686	73,960
Net income per share, as reported:
Basic	$1.82	$2.06	$.77
Diluted	1.78	2.03	.76
Pro forma net income per share:
Basic	$1.79	$2.05	$.76
Diluted	1.76	2.01	.75
Weighted average fair values of option shares granted	$9.00	$6.64	$5.84
Expected option life	7.0 years	7.0 years	7.0 years
Risk-free interest rate	5.1%	6.3%	5.9%
Expected annual volatility	35.0%	35.0%	35.0%
Dividend yield	0.0%	0.0%	0.0%

Preferred Share Purchase Rights

On May 30, 2001, the board of directors of the Company adopted a new Shareholder Rights Plan (the Rights Plan) and declared a dividend of one preferred share purchase right (a Right) on each outstanding share of common stock. Under the terms of the Rights Plan, if a person or group acquires 15% (or other applicable percentage, as provided in the Rights Plan) or more of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then current exercise price, a number of shares of common stock having a market value of twice such price. In addition, if the Company is acquired in a merger or other business transaction after a person or group has acquired such percentage of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then current price, a number of the acquiring company’s common shares having a market value of twice such price.

Upon the occurrence of certain events, each Right will entitle its holder to buy one two-thousandth of a Series A junior participating preferred share (Preferred Share), par value $1.00 per share, at an exercise price of $90.00 subject to adjustment. Each Preferred Share will entitle its holder to 2,000 votes and will have an aggregate dividend rate of 2,000 times the amount, if any, paid to holders of common stock. The Rights will expire on May 31, 2011, unless the date is extended or unless the Rights are earlier redeemed or exchanged at the option of the board of directors for $.00005 per Right. Generally, each share of common stock issued after May 31, 2001 will have one Right attached. The adoption of the Rights Plan has no impact on the financial position or results of operations of the Company.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss consist of the following:

	April 28, 2002	April 29, 2001
Minimum pension liability	$(9,953)	$(8,984)
Foreign currency translation	(6,534)	(6,768)
Unrealized loss on securities	(877)	(1,811)
Losses on hedge accounting	(794)	—

Accumulated other comprehensive loss	$(18,158)	$(17,563)

Note 7    Derivative Financial Instruments

The Company’s meat processing and hog production operations use various raw materials, primarily live hogs, live cattle, corn and soybean meal, which are actively traded on commodity exchanges. The Company hedges these commodities when management determines conditions are appropriate to mitigate these price risks. While this may limit the Company’s ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material losses. The Company attempts to closely match the commodity contract terms with the hedged item. The Company also enters into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and periodically enters into foreign exchange forward contracts to hedge certain of its foreign currency exposure.

Cash Flow Hedges

The Company utilizes derivatives (primarily futures contracts) to manage its exposure to the variability in expected future cash flows attributable to commodity price risk associated with forecasted purchases and sales of live hogs, live cattle, corn and soybean meal. These derivatives have been designated as cash flow hedges.

Derivative gains or losses from these cash flow hedges are deferred in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted purchases or sales affect earnings. To match the underlying transaction being hedged, derivative gains or losses associated with anticipated purchases are recognized in cost of sales and amounts associated with anticipated sales are recognized in sales in the Consolidated Statements of Income. Ineffectiveness related to the Company’s cash flow hedges were not material in fiscal 2002. There were no derivative gains or losses excluded from the assessment of hedge effectiveness and no hedges were discontinued during 2002 as a result of it becoming probable that the forecasted transaction will not occur.

Fair Value Hedges

The Company’s commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designated as fair value hedges. These derivatives are designated as hedges of firm commitments to buy or sell live hogs, live cattle, corn and soybean meal. Derivative gains and losses from these fair-value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Gains and losses related to hedges of firm commitments are recognized in cost of sales in the Consolidated Statement of Income. Ineffectiveness related to the Company’s fair value hedges were not material in fiscal 2002. There were no derivative gains or losses excluded from the assessment of hedge effectiveness during fiscal 2002.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency and Interest Rate Derivatives

In accordance with the Company’s risk management policy, certain foreign currency and interest rate derivatives were executed in fiscal 2002. These derivative instruments were recorded as cash flow hedges and were not material to the results of operations.

The following table provides the fair value of the Company’s open derivative financial instruments as of April 28, 2002 and April 29, 2001.

	2002	2001
Livestock	$4,978	$(351)
Grains	16	(20,102)
Other commodities	(345)	(139)
Interest rates	(1,116)	(441)
Foreign currency	(269)	—

As of April 28, 2002, no commodity futures contracts exceed twelve months. As of April 28, 2002, the weighted average maturity of the Company’s interest rate and foreign currency financial instruments are sixteen and six months, respectively, with maximum maturities of 50 and 12 months, respectively. The Company believes the risk of default or nonperformance on contracts with counterparties is not significant.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8    Pension and Other Retirement Plans

The Company provides substantially all U.S. and Canadian employees with pension benefits. Salaried employees are provided benefits based on years of service and average salary levels. Hourly employees are provided benefits of stated amounts for each year of service. The Company’s funding policy is to contribute the minimum amount required under government regulations. Pension plan assets are invested primarily in equities, debt securities, insurance contracts and money market funds.

The Company provides health care and life insurance benefits for certain retired employees. These plans are unfunded and generally pay covered costs reduced by retiree premium contributions, co-payments and deductibles. The Company retains the right to modify or eliminate these benefits.

The changes in the status of the Company’s pension and postretirement plans, the related components of pension and postretirement expense and the amounts recognized in the Consolidated Balance Sheets are as follows:

	Pension Benefits		Postretirement Benefits
	April 28, 2002	April 29, 2001	April 28, 2002	April 29, 2001
Change in benefit obligation:
Benefit obligation at beginning of year	$480,444	$425,190	$26,783	$26,633
Service cost	11,344	11,194	471	523
Interest cost	35,463	32,535	1,917	1,916
Plan amendments	5,257	1,437	—	—
Employee contributions	1,324	1,183	—	—
Acquisitions	—	36,048	—	—
Benefits paid	(32,494)	(32,366)	(1,862)	(1,818)
Foreign currency changes	(2,311)	(7,379)	(187)	(739)
Actuarial loss	18,892	12,602	2,603	268

Benefit obligation at end of year	517,919	480,444	29,725	26,783

Change in plan assets:
Fair value of plan assets at beginning of year	465,551	411,273	—	—
Actual return on plan assets	32,039	39,422	—	—
Acquisitions	—	37,447	—	—
Employer and employee contributions	11,717	18,550	1,862	1,818
Foreign currency changes	(2,722)	(8,775)	—	—
Benefits paid	(32,494)	(32,366)	(1,862)	(1,818)

Fair value of plan assets at end of year	474,091	465,551	—	—

Reconciliation of accrued cost:
Funded status	(43,828)	(14,893)	(29,725)	(26,783)
Unrecognized actuarial loss (gain)	28,826	1,726	(1,832)	(1,053)
Unrecognized prior service cost	14,171	14,322	—	—

(Accrued) prepaid cost at end of year	$(831)	$1,155	$(31,557)	$(27,836)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$39,537	$38,601	$—	$—
Accrued benefit liability	(68,138)	(64,687)	(31,557)	(27,836)
Intangible asset	11,237	12,533	—	—
Minimum pension liability	16,533	14,708	—	—

Net amount recognized at end of year	$(831)	$1,155	$(31,557)	$(27,836)

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic costs include:

	Pension Benefits
	2002	2001	2000
Service cost	$11,344	$11,194	$10,779
Interest cost	35,463	32,535	30,251
Expected return on plan assets	(39,623)	(36,339)	(35,468)
Net amortization	1,089	1,315	1,174

Net periodic cost	$8,273	$8,705	$6,736

	Postretirement Benefits
	2002	2001	2000
Service cost	$471	$523	$596
Interest cost	1,917	1,916	2,006
Net amortization	(297)	(336)	(124)

Net periodic cost	$2,091	$2,103	$2,478

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $208,540, $202,386 and $139,404, respectively, as of April 28, 2002 and $200,361, $192,731 and $137,316, respectively, as of April 29, 2001. As of April 28, 2002, the amount of Company common stock included in plan assets was 2,777,048 shares with a market value of $58,596.

In determining the projected benefit obligation and the accumulated postretirement benefit obligation in fiscal 2002 and 2001, the following weighted average assumptions were made:

	Pension Benefits		Postretirement Benefits
	April 28, 2002	April 29, 2001	April 28, 2002	April 29, 2001
Discount rate	7.2%	7.4%	7.5%	7.5%
Expected return on assets	8.6%	8.7%	—	—
Compensation increase	3.6%	3.5%	—	—

In determining the accumulated postretirement benefit obligation in fiscal 2002, the assumed annual rate of increase in per capita cost of covered health care benefits for U.S. plans was 12.5% and decreased by 0.5% each year until leveling at 5.5%. For non-U.S. plans, the assumed annual rate of increase was 7.0% for fiscal 2002 and decreased by 0.5% each year until leveling at 5.0%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trends would have the following effect:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$133	$(132)
Effect on accumulated benefit obligation	1,707	(1,645)

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9    Lease Obligations and Commitments

The Company leases transportation equipment under operating leases ranging from one to ten years with options to cancel at earlier dates. Minimum rental commitments under all noncancelable operating leases are as follows:

Fiscal Year
2003	$31,554
2004	27,911
2005	20,462
2006	16,471
2007	15,837
Thereafter	16,167

$128,402

Rental expense was $42,434 in fiscal 2002, $39,612 in fiscal 2001 and $32,425 in fiscal 2000. Rental expense in fiscal 2002, 2001 and 2000 included $262, $3,228 and $2,566 of contingent maintenance fees, respectively.

The Company has a sale and leaseback arrangement for certain hog production facilities accounted for as capital leases. The arrangement provides for an early termination at predetermined amounts in fiscal 2004. Future minimum lease payments under capital leases are as follows:

Fiscal Year
2003	$5,979
2004	12,097
2005	2,602
2006	1,876
2007	563
Thereafter	1,179

24,296
Less amounts representing interest	(3,169)

Present value of net minimum obligations	21,127
Less current portion	(4,326)

Long-term capital lease obligations	$16,801

As of April 28, 2002, the Company had definitive commitments of $70,883 for capital expenditures primarily for processed meats expansion and production efficiency projects.

The Company has agreements, expiring from fiscal 2004 through 2013, to use cold storage warehouses owned by partnerships, which are owned 50% by the Company. The Company has agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In fiscal 2002, 2001 and 2000, the Company paid $8,811, $9,079 and $8,505, respectively, in fees for use of the facilities. As of April 28, 2002 and April 29, 2001, the Company had investments of $739 and $834, respectively, in the partnerships.

The Company has an agreement to provide a $30,000 line of credit to Pennexx Foods, Inc. (Pennexx), a case-ready meat provider, 50% owned by the Company. As of April 28, 2002, Pennexx has outstanding borrowings of $4,492 on this line. The Company is guarantor on a $20,000 line of credit of Agroindustrial del Noreste, a 50% owned venture in Mexico. As of April 28, 2002, $3,000 was outstanding on the line of credit.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10    Related Party Transactions

A director of the Company holds an ownership interest in Murfam Enterprises, LLC (Murfam) and DM Farms, LLC. These entities own farms that produce hogs under contract to the Company. Murfam also produces and sells feed ingredients to the Company. In fiscal 2002, 2001 and 2000, the Company paid $24,278, $25,236 and $7,565, respectively, to these entities for the production of hogs and feed ingredients. In fiscal 2002, 2001 and 2000, the Company was paid $16,531, $16,325 and $3,382 by these entities for associated farm and other support costs. The Company believes that the terms of the arrangements are at prevailing market prices.

A director of the Company is the chairman, president and chief executive officer and a director of Prestage Farms, Inc. (Prestage). The Company has a long-term agreement to purchase hogs from Prestage at prices that, in the opinion of management, are equivalent to market. Pursuant to this agreement with Prestage, the Company purchased $176,443, $157,510 and $138,705 of hogs in fiscal 2002, 2001 and 2000, respectively.

A director of the Company holds a 51% ownership interest in Prestage-Stoecker Farms, Inc. (Stoecker). This entity purchases feeder pigs, feed, medications and supplies from the Company. Stoecker also reimburses the Company for certain support costs. In fiscal 2002, 2001 and 2000, Stoecker paid the Company $199,042, $186,612 and $39,508, respectively. As of April 28, 2002 and April 29, 2001, the Company had trade receivables from Stoecker of $62,566 and $43,579, respectively, and a note receivable from Stoecker of $8,095 and $8,823, respectively.

Note 11    Gain on the Sale of IBP, inc. Common Stock

In fiscal 2002 and 2001, the Company sold 2,913 and 8,193 shares, respectively, of IBP, inc. (IBP) common stock resulting in nonrecurring, pretax gains of $7,008 and $79,019, respectively. Expenses incurred during fiscal 2001 related to the attempted merger with IBP and the expenses of the subsequent sale of these shares totaled $7,500. The after-tax gains on the sales, net of expenses, amounted to $4,254 and $45,200 for fiscal 2002 and 2001, respectively.

Note 12    Regulation and Litigation

Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency (EPA) and corresponding state agencies as well as the United States Department of Agriculture, the United States Food and Drug Administration and the United States Occupational Safety and Health Administration. Management believes that the Company presently is in compliance with all these laws and regulations in all material respects and that continued compliance with these standards will not have a material adverse effect on the Company’s financial position or results of operations. In addition, the EPA has recently proposed to extensively modify its regulations governing confined animal feeding operations. These proposed modifications are scheduled to be finalized by December 2002 and could have a significant impact on the Company’s hog production operations. The Company is committed to responsible environmental stewardship in its operations.

The Company from time to time receives notices from regulatory authorities and others asserting that it is not in compliance with such laws and regulations. In some instances, litigation ensues, including the matters discussed below. Although the suits below remain pending and relief, if granted, would be costly, the Company believes that their ultimate resolution will not have a material adverse effect on the Company’s financial position or annual results of operations.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Water Keeper Alliance Inc., an environmental activist group from the State of New York, has recently filed or caused to be filed a series of lawsuits against the Company and its subsidiaries and properties, as described below.

In June 2000, Neuse River Foundation, Richard J. Dove, d/b/a The Neuse Riverkeeper, D. Boulton Baldridge, d/b/a The Cape Fear Riverkeeper, New River Foundation, Inc., Tom Mattison, d/b/a The New Riverkeeper, and The Water Keeper Alliance Inc. filed a lawsuit in the General Court of Justice, Superior Court Division, of the State of North Carolina, against the Company, Carroll’s Foods, Inc., Brown’s of Carolina, Inc., Murphy Farms, Inc., Wendell H. Murphy, Sr., Wendell H. Murphy, Jr., and Joseph W. Luter, III. The lawsuit alleged among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste disposal lagoons and spray fields in North Carolina. The lawsuit sought numerous and costly remedies, including injunctive relief to end all use of hog waste disposal lagoons in North Carolina, unspecified but costly remediation efforts and other damages. On March 27, 2001, the Superior Court granted the Company’s motion and dismissed the lawsuit. The plaintiffs noted their appeal on April 11, 2001. The plaintiffs’ appeal has been fully briefed and is awaiting oral argument.

In February 2001, Thomas E. Jones and twelve other individuals filed a lawsuit in the North Carolina General Court of Justice, Superior Court Division, of the State of North Carolina, against the Company, three of its subsidiaries, Wendell H. Murphy, Sr., Wendell H. Murphy, Jr., and Joseph W. Luter, III (the Jones Suit). The Jones Suit alleged, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste disposal lagoons and spray fields in North Carolina. The lawsuit sought numerous and costly remedies, including injunctive relief to end all use of hog waste disposal lagoons in North Carolina, unspecified but costly remediation efforts and other damages. On March 27, 2001, the Superior Court granted the Company’s motion and dismissed the lawsuit. The plaintiffs noted their appeal on April 11, 2001. The plaintiffs’ appeal has been fully briefed and is awaiting oral argument.

Also in February 2001, The Water Keeper Alliance Inc., Thomas E. Jones d/b/a Neuse Riverkeeper, and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against the Company, one of the Company’s subsidiaries, and two of that subsidiary’s hog production facilities in North Carolina (the Citizens Suits). The Company is named as a defendant in one of these suits. The Citizens Suits allege, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits seek remediation costs, injunctive relief and substantial civil penalties. The Company and its subsidiaries’ motions to dismiss were denied and these cases are set for trial in October 2003. The Company has investigated the allegations made in the Citizens Suits and believes that the outcome of these lawsuits will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company has also received notices from several organizations, including The Water Keeper Alliance Inc., of their intent to file additional lawsuits against the Company under various federal environmental statutes regulating water quality, air quality, and management of solid waste. These threatened lawsuits may seek civil penalties, injunctive relief and remediation costs. However, the Company is unable to determine whether any of these notices will result in suit being filed.

In March 2001, Eugene C. Anderson and other individuals filed what purports to be a class action in the United States District Court for the Middle District of Florida, Tampa Division, against the Company and Joseph W. Luter, III (the Anderson Suit). The Anderson Suit purports to allege violations of various laws, including the Racketeer Influenced and Corrupt Organizations Act, based on the Company’s alleged failure to comply with certain environmental laws. The complaint seeks treble damages that are unspecified. The plaintiffs filed an amended complaint on May 1, 2001. On February 13, 2002, the District Court granted the Company’s and Mr. Luter’s motion to dismiss, giving the plaintiffs 20 days within which to file an amended complaint. On March 15, 2002, the plaintiffs filed their second amended complaint. On June 24, 2002, the District Court granted the

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s and Mr. Luter’s motion to dismiss the plaintiffs’ second amended complaint with prejudice and issued an order imposing monetary sanctions against the plaintiffs’ attorneys. The plaintiffs noted their appeal on July 24, 2002. The Company continues to believe that the Anderson Suit is baseless and without merit and the Company will defend the suit vigorously.

The Company believes that all of the litigation described above represents the agenda of special advocacy groups including The Water Keeper Alliance Inc. The plaintiffs in these cases have stated that federal and state environmental agencies have declined to bring any of these suits and, indeed, have criticized these agencies.

The Company has entered into an agreement with the State of North Carolina to commit $15,000 toward a program to develop environmentally superior swine waste management technologies. If the State of North Carolina determines that such a technology is both environmentally superior and economically feasible to construct and operate, then any such technology is required to be implemented on all Company-owned hog farms in North Carolina within three years of a determination. The Company has also agreed to provide financial and technical assistance with implementing any technology determined to be environmentally superior at its contract hog farms. It is possible that once any such determination of environmental superiority and economic feasibility is made, and any technology identified is implemented, that the existing regulatory framework under which the Company operates may be amended to encompass additional technology developments as well.

Note 13    Net Income Per Share

The computation for basic and diluted net income per share follows:

	Net Income	Weighted Average Shares	Per Share
Fiscal 2002
Net income per basic share	$196,886	108,056	$1.82
Effect of dilutive stock options	—	2,363	—

Net income per diluted share	$196,886	110,419	$1.78

Fiscal 2001
Net income per basic share	$223,513	108,360	$2.06
Effect of dilutive stock options	—	1,786	—

Net income per diluted share	$223,513	110,146	$2.03

Fiscal 2000
Net income per basic share	$75,112	97,284	$.77
Effect of dilutive stock options	—	1,488	—

Net income per diluted share	$75,112	98,772	$.76

In fiscal 2002, weighted average shares for the computation of diluted net income per share includes all outstanding stock options. There was no antidilutive effect in fiscal 2002 as all outstanding options had exercise prices in excess of $21.91, the average price of the Company’s stock for the fiscal year.

Note 14    Segments

The MPG markets its products to food retailers, distributors, wholesalers, restaurant and hotel chains, other food processors and manufacturers of pharmaceuticals and animal feeds in both domestic and international

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The HPG supplies raw materials (live hogs) to the hog slaughtering operations of the Company and other outside operations. The following tables present information about the results of operations and the assets of both of the Company’s reportable segments for the fiscal years ended April 28, 2002, April 29, 2001 and April 30, 2000. The information contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate income taxes to segments. Segment assets exclude intersegment account balances as the Company believes that inclusion would be misleading or not meaningful. Management believes all intersegment sales are at prices which approximate market.

	Meat Processing	Hog Production	General Corporate	Total
Fiscal 2002
Sales	$7,046,936	$1,265,339	$—	$8,312,275
Intersegment sales	—	(956,156)	—	(956,156)
Depreciation and amortization	102,407	39,244	6,417	148,068
Operating profit (loss)	197,991	266,579	(59,473)	405,097
Gain on sale of IBP common stock	—	—	(7,008)	(7,008)
Interest expense	55,463	17,184	21,679	94,326
Assets	2,363,129	1,343,655	171,214	3,877,998
Capital expenditures	130,308	37,773	2,929	171,010

Fiscal 2001
Sales	$5,584,572	$1,225,820	$—	$6,810,392
Intersegment sales	—	(910,465)	—	(910,465)
Depreciation and amortization	85,628	49,380	5,042	140,050
Operating profit (loss)[1]	135,205	281,296	(49,228)	367,273
Gain on sale of IBP common stock	—	—	(79,019)	(79,019)
Interest expense	46,607	23,547	18,820	88,974
Assets	1,743,944	1,282,559	224,385	3,250,888
Capital expenditures	124,923	16,047	3,150	144,120

Fiscal 2000
Sales	$4,984,010	$735,328	$—	$5,719,338
Intersegment sales	—	(568,869)	—	(568,869)
Depreciation and amortization	73,133	41,288	4,543	118,964
Operating profit (loss)	122,880	99,633	(30,582)	191,931
Interest expense	37,941	26,103	7,900	71,944
Assets	1,613,395	1,319,097	197,121	3,129,613
Capital expenditures	91,925	7,262	1,196	100,383

[1]	General corporate expenses include $7,500 of expenses related to the attempted merger with IBP and the subsequent sale of IBP Common Stock (Note 11).

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s sales and long-lived assets attributed to operations in the U.S. and international geographic areas.

	2002	2001	2000
Sales:
U.S.	$6,120,739	$4,639,468	$4,016,749
Canada	751,222	771,969	632,897
Poland	275,191	290,055	344,984
France	208,967	198,435	155,839

Total	$7,356,119	$5,899,927	$5,150,469

Long-lived assets at end of year:
U.S.	$1,886,775	$1,576,497	$1,545,204
Canada	252,822	229,690	187,092
Poland	149,392	114,041	90,809
France	68,653	66,965	73,782

Note 15    Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
Fiscal 2002
Sales	$1,636,412	$1,670,315	$2,086,325	$1,963,067
Gross profit	255,418	282,982	305,909	248,619
Net income	56,904	60,512	54,531	24,939
Net income per common share[1]
Basic	$.54	$.58	$.49	$.23
Diluted	$.53	$.56	$.48	$.22
Fiscal 2001
Sales	$1,421,326	$1,430,919	$1,537,372	$1,510,310
Gross profit	229,400	234,796	229,493	255,214
Net income	44,569	44,576	80,849	53,519
Net income per common share[1]
Basic	$.41	$.41	$.74	$.50
Diluted	$.40	$.40	$.73	$.49

[1]
Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.