Form 10-Q
period 2002-07-28
SMITHFIELD FOODS INC
filed 2002-09-11
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Class	Shares outstanding at September 6, 2002
Common Stock, $.50 par value	109,398,331

SMITHFIELD FOODS, INC.

CONTENTS
		Page

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income—13 Weeks Ended July 28, 2002 and July 29, 2001	3

	Consolidated Condensed Balance Sheets—July 28, 2002 and April 28, 2002	4-5

	Consolidated Condensed Statements of Cash Flows—13 Weeks Ended July 28, 2002 and July 29, 2001	6

	Notes to Consolidated Condensed Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

PART II—OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.	15

Item 6.	Exhibits and Reports on Form 8-K.	15-16

PART I—FINANCIAL INFORMATION

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended July 28, 2002	13 Weeks Ended July 29, 2001

	(In millions, except per share data)
Sales	$2,000.7	$1,636.4
Cost of sales	1,777.1	1,382.6

Gross profit	223.6	253.8

Selling, general and administrative expenses	140.9	116.2
Depreciation expense	39.5	31.7
Interest expense	24.9	19.6
Gain on sale of IBP, inc. common stock	—	(7.0)

Income before income taxes	18.3	93.3
Income taxes	6.5	36.4

Net income	$11.8	$56.9

Net income per common share:
Basic	$.11	$.54

Diluted	$.11	$.53

Average common shares outstanding:
Basic	110.0	104.9

Diluted	111.6	106.9

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	July 28, 2002	April 28, 2002
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$97.9	$71.1
Accounts receivable, net	529.8	516.7
Inventories	870.3	860.5
Prepaid expenses and other current assets	69.5	72.1

Total current assets	1,567.5	1,520.4

Property, plant and equipment	2,263.3	2,207.0
Less accumulated depreciation	(698.5)	(658.9)

Net property, plant and equipment	1,564.8	1,548.1

Other assets:
Goodwill	478.5	448.3
Investments in partnerships	115.5	119.7
Other	255.1	241.5

Total other assets	849.1	809.5

	$3,981.4	$3,878.0

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
	July 28, 2002	April 28, 2002
	(Unaudited)
	(In millions, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$24.9	$24.0
Current portion of long-term debt and capital lease obligations	75.4	68.9
Accounts payable	340.5	355.8
Accrued expenses and other current liabilities	281.1	273.2

Total current liabilities	721.9	721.9

Long-term debt and capital lease obligations	1,490.7	1,387.1

Other noncurrent liabilities:
Deferred income taxes	277.7	276.6
Pension and postretirement benefits	73.4	74.2
Other	34.1	37.3

Total other noncurrent liabilities	385.2	388.1

Minority interests	24.5	18.1

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 109,398,331 and 110,284,112 issued and outstanding	54.7	55.1
Additional paid-in capital	474.7	490.1
Retained earnings	847.5	835.7
Accumulated other comprehensive loss	(17.8)	(18.1)

Total shareholders’ equity	1,359.1	1,362.8

	$3,981.4	$3,878.0

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
	July 28, 2002	July 29, 2001
	(In millions)
Cash flows from operating activities:
Net income	$11.8	$56.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.1	33.4
Gain on sale of IBP, inc. common stock	—	(7.0)
Changes in operating assets and liabilities, net of effect of acquisitions	(28.4)	8.0

Net cash provided by operating activities	24.5	91.3

Cash flows from investing activities:
Capital expenditures	(45.5)	(26.1)
Business acquisitions, net of cash	(31.9)	(117.5)
Proceeds from sale of IBP, inc. common stock	—	58.7
Other	1.0	(8.1)

Net cash used in investing activities	(76.4)	(93.0)

Cash flows from financing activities:
Net borrowings on revolving credit facility	113.0	31.0
Principal payments on long-term debt and capital lease obligations	(14.8)	(10.6)
Repurchase and retirement of common stock	(23.0)	(20.9)
Other	3.1	7.3

Net cash provided by financing activities	78.3	6.8

Net increase in cash and cash equivalents	26.4	5.1
Effect of foreign exchange rate changes on cash	0.4	(0.4)
Cash and cash equivalents at beginning of period	71.1	56.5

Cash and cash equivalents at end of period	$97.9	$61.2

Supplemental disclosures of cash flow information:
Cash payments during period:
Interest (net of amount capitalized)	$15.1	$15.3

Income taxes	$3.5	$22.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)  These statements should be read in conjunction with the Consolidated Financial Statements and related notes, which are included in the Company’s Annual Report, for the fiscal year ended April 28, 2002. The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

(2)  Inventories consist of the following:

	July 28, 2002	April 28, 2002
	(In millions)
Fresh and processed meats	$404.3	$409.2
Hogs on farms	359.5	349.2
Manufacturing supplies	82.1	74.9
Other	24.4	27.2

	$870.3	$860.5

(3)  Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents, such as stock options. The computation for basic and diluted net income per share is as follows:

	13 Weeks Ended
	July 28, 2002	July 29, 2001
	(In millions, except per share data)
Net income	$11.8	$56.9

Average common shares outstanding:
Basic	110.0	104.9
Dilutive stock options	1.6	2.0

Diluted	111.6	106.9

Net income per common share:
Basic	$.11	$.54

Diluted	$.11	$.53

In the 13 weeks ended July 28, 2002, the Company adopted the fair value method defined in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, in accounting for the Company’s stock option plans. Therefore, the Company will expense the cost of stock options granted subsequent to April 28, 2002. The Company will determine the expense of stock options as of the grant date based on their fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. The Company estimates that the impact of expensing the cost of stock options granted, will be less than one cent per diluted share in the current fiscal year. Stock options granted prior to April 29, 2002 will continue to be accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) until they are modified or vested. Under APB 25, no compensation expense is recorded. Had the Company used the fair value method to determine compensation expense for its stock options granted prior to April 29, 2002, net income and net income per diluted share would have been $10.9 million and $.10, respectively, for the 13 weeks ended July 28, 2002 and $56.3 million and $.53, respectively, for the 13 weeks ended July 29, 2001.

(4) The components of comprehensive income, net of related taxes, consist of:

	13 Weeks Ended
	July 28, 2002	July 29, 2001
	(In millions)
Net income	$11.8	$56.9
Other comprehensive gain (loss):
Unrealized gain (loss) on hedge accounting	0.9	(1.8)
Unrealized gain on securities	—	3.3
Foreign currency translation	(0.6)	(2.1)

Comprehensive income	$12.1	$56.3

(5)  The following table presents information about the results of operations for each of the Company’s reportable segments for the 13 weeks ended July 28, 2002 and July 29, 2001, respectively.

	Meat Processing	Hog Production	General Corporate	Total
	(In millions)
July 28, 2002
Sales	$1,926.5	$273.8	$—	$2,200.3
Intersegment sales	—	(199.6)	—	(199.6)
Operating profit (loss)	39.2	18.9	(14.9)	43.2
July 29, 2001
Sales	$1,541.4	$361.6	$—	$1,903.0
Intersegment sales	—	(266.6)	—	(266.6)
Operating profit (loss)	(0.5)	119.7	(13.3)	105.9

(6)  In June of fiscal 2003, the Company acquired an 80% interest in Stefano Foods, Inc. (Stefano’s) for $35.8 million in cash plus assumed debt. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $28.2 million.

In October of fiscal 2002, the Company acquired Packerland Holdings, Inc. (Packerland) and its affiliated companies for 6.3 million shares of the Company’s common stock plus assumed debt and other liabilities. The preliminary balance of the purchase prices in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $104.0 million.

In June of fiscal 2002, the Company acquired Moyer Packing Company (Moyer) for $90.5 million in cash plus assumed debt. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $7.2 million.

Had the acquisitions of Packerland and Moyer occurred at the beginning of fiscal 2002, sales, net income and net income per diluted share would have been $2.1 billion, $60.6 million and $.54 for the 13 weeks ended July 29, 2001, respectively.

In September of fiscal 2002, the Company acquired the remaining common shares of Schneider Corporation (Schneider) for 2.8 million shares of the Company’s common stock. Prior to this transaction, the Company owned approximately 63% of the outstanding shares of Schneider. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $13.7 million.

In July of fiscal 2002, the Company acquired substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix) for $31.0 million in cash.

These acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition. Had the acquisitions of Stefano’s, Quik-to-Fix and the purchase of the remaining shares of Schneider occurred at the beginning of the fiscal years in which they were acquired, there would not have been a material effect on sales, net income or net income per diluted share for the 13 weeks ended July 28, 2002 or July 29, 2001.

(7)  On April 30, 2001, the first day of fiscal 2002, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended requiring that all derivative instruments be recorded on the balance sheet at fair value.

As of July 28, 2002, the balance of deferred net gains on derivative instruments included in Accumulated Other Comprehensive Loss was $0.2 million, net of tax. The Company expects that substantially all of these gains will be reclassified into earnings over the next twelve months as the underlying hedged transactions are realized. As of July 28, 2002, the maximum maturity date for any commodity contract outstanding was seven months. The Company’s derivative instruments had a fair market value of $1.6 million as of July 28, 2002.

The net impact of ineffectiveness related to the Company’s hedges was not material for the 13 weeks ending July 28, 2002. No hedges were discontinued for the 13 weeks ending July 28, 2002 as a result of it becoming probable that the forecasted transaction will not occur.

(8)  On August 29, 2001, the board of directors of the Company declared a two-for-one stock split of the Company’s common stock effective September 14, 2001. All per common share amounts have been restated to reflect the effect of the stock split.

(9)  In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations”. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or the normal operation of long-lived assets, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and can be reasonably estimated. The Company is not required to adopt SFAS 143 until fiscal 2004. The Company has not completed the analysis required to estimate the impact, if any, of the standard.

In October 2002 , the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 superceded SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” (SFAS 121). SFAS 144

retains the basic provisions of SFAS 121 and applies them to long-lived assets to be disposed of by sales. SFAS 144 applies to all long-lived assets, including discontinued operations, and it replaces the provisions of ABP Opinion No. 30 “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for disposal of segments of a business. SFAS 144 requires all long-lived assets held for disposal to be measured at the lower of carrying amount or fair value less costs to sell. The Company adopted this statement in the current fiscal year and it has had no material impact to the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not completed the analysis required to estimate the impact, if any, of the standard.

(10)  Certain prior year amounts have been restated to conform to current year presentations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Smithfield Foods, Inc. (the Company) is comprised of a Meat Processing Group (MPG) and a Hog Production Group (HPG). The MPG consists primarily of seven wholly or majority owned domestic fresh pork and processed meats subsidiaries, two domestic beef processing subsidiaries and four international meat processing subsidiaries. The HPG consists primarily of three hog production operations located in the United States and certain joint ventures and investments outside the United States.

Results of Operations

The following acquisitions affect the comparability of the results of operations for the 13 weeks ended July 28, 2002 and July 29, 2001:

In June of fiscal 2003, the Company acquired an 80% interest in Stefano Foods, Inc (Stefano’s) for $35.8 million in cash plus assumed debt. Prior to the acquisition, Stefano’s had annual sales of approximately $22 million.

In October of fiscal 2002, the Company acquired Packerland Holdings, Inc. (Packerland) and its affiliated companies for 6.3 million shares of the Company’s common stock plus assumed debt and other liabilities. In June of fiscal 2002, the Company acquired Moyer Packing Company (Moyer) for $90.5 million in cash plus assumed debt. Packerland and Moyer represent the Company’s beef processing operations. Prior to the acquisition, Packerland and Moyer had combined annual sales of approximately $2 billion.

In September of fiscal 2002, the Company acquired the remaining common shares of Schneider Corporation (Schneider) for 2.8 million shares of the Company’s common stock. Prior to this transaction, the Company owned approximately 63% of the outstanding shares of Schneider.

In July of fiscal 2002, the Company acquired substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix) for $31.0 million in cash. Prior to the acquisition, Quik-to-Fix had annual sales of approximately $140 million.

These acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the results of operations from the dates of acquisition.

13 weeks ended July 28, 2002 compared to 13 weeks ended July 29, 2001

Consolidated

Sales increased by $364.3 million, or 22%, reflecting $518.3 million of incremental sales of acquired businesses partially offset by a decrease in average unit selling prices in the MPG. See the following section for comments on sales changes by business segment.

Gross profit decreased $30.2 million, or 12%, primarily the result of sharply lower margins in the HPG on a 28% decrease in live hog prices and a weak operating environment for fresh pork partially offset by the inclusion of $46.5 million of gross profit of acquired businesses and higher processed meats margins in the MPG. Gross margin percentage decreased to 11% from 16% primarily due to substantially lower margins in the HPG and the acquisition of the beef processing operations. The beef operations are primarily non-branded, fresh meat businesses with accompanying lower margins.

Selling, general and administrative expenses increased $24.7 million, or 21%. This increase was primarily due to the inclusion of $20.1 million in expenses of acquired businesses and increased advertising and promotion of branded fresh and processed meats. Prior years results reflect a $5.0 million loss incurred as a result of a fire at a Circle Four farm in Utah.

Depreciation expense increased $7.8 million, or 25%. The increase is primarily due to the inclusion of $4.8 million of depreciation expense of acquired businesses and increased depreciation in the existing business reflecting capital expenditures to increase processed meats capacities.

Interest expense increased $5.3 million, or 27%. The increase is due to the inclusion of $3.5 million of interest expense of acquired businesses and additional borrowings associated with the acquisitions and the Company’s share repurchase program, partially offset by a decrease in the average interest rates on the revolving credit facility and other variable rate debt.

The effective income tax rate decreased to 35.5% as compared with 39.0% primarily the result of a decrease in overall earnings at lower marginal tax rates. The Company had a valuation allowance of $28.8 million related to income tax assets as of July 28, 2002 primarily related to losses in foreign jurisdictions for which no tax benefit is recognized.

Reflecting the foregoing factors, net income decreased to $11.8 million, or $.11 per diluted share, in the 13 weeks ended July 28, 2002 down from net income of $56.9 million, or $.53 per diluted share, in the 13 weeks ended July 29, 2001. Prior year amounts include a gain on the sale of IBP inc. common stock, and a loss incurred as a result of a fire at a Circle Four farm in Utah. Excluding these items, net income was $55.7 million, or $.52 per diluted share, for the 13 weeks ended July 29, 2001. Earnings per diluted share in the 13 weeks ended July 28, 2002 was also affected by the issuance of shares in connection with the acquisition of Packerland and the purchase of the remaining shares of Schneider in fiscal 2002 and the retirement of shares under the Company’s share repurchase program in fiscal 2003 and 2002.

The following table presents the Company’s segment results for the 13 weeks ended July 28, 2002 and July 29, 2001.

Segment Results

	Sales		Operating Profit
	2002	2001	2002	2001
	(in millions)
HPG	$273.8	$361.6	$18.9	$119.7
MPG:
Pork	1,054.9	1,159.4	3.6	(5.3)
Beef	559.0	58.2	21.9	(0.6)
International	322.8	330.0	13.7	5.4
Intercompany	(10.2)	(6.2)	—	—

Total MPG	1,926.5	1,541.4	39.2	(0.5)
Intersegment	(199.6)	(266.6)	—	—
Corporate	—	—	(14.9)	(13.3)

Consolidated	$2,000.7	$1,636.4	$43.2	$105.9

Meat Processing Group

Sales in the MPG segment increased $385.1 million, or 25%, primarily due to the inclusion of the beef processing operations partially offset by a sales decrease in the pork processing operations. This sales decrease reflected a 14.0% decrease in unit selling prices, primarily the result of an increased supply of protein in the market related to unfavorable export markets for chicken. Lower pricing was partially offset by sales volume increases in the base business of 8% for processed meats and 3% for fresh pork.

MPG operating profit increased by $39.7 million on sharply higher processed meats margins and the inclusion of the beef processing operations, partially offset by increased advertising and promotional costs and lower margins on fresh pork as a result of unfavorable market conditions. Increased processed meats margins reflected improved product mix, lower raw material costs, as well as continued focus on margin improvement. Fresh pork margin decreases were partially offset by the Company’s continued emphasis on value-added fresh pork categories.

Hog Production Group

HPG sales decreased 24%, primarily the result of a 28% decrease in live hog prices, offset by a 7% increase in production. HPG had sales of $199.6 million and $266.6 million for the 13 weeks ended July 28, 2002 and July 29, 2001, respectively, at current prices, to the MPG which were eliminated in the Company’s Consolidated Condensed Statements of Income.

Operating profit decreased $100.8 million primarily due to the decrease in live hog prices in the current year. This decrease was partially offset by production efficiencies in HPG operations resulting from the consolidation of the Company’s production operations. Prior year results reflect a loss incurred as a result of a fire at a Circle Four farm in Utah.

Liquidity and Capital Resources

Cash provided by operations totaled $24.5 million for the 13 weeks ended July 28, 2002 compared to $91.3 million in the same period last year. This decrease is due primarily to lower earnings and increased working capital commitments as compared to the prior year.

Cash used in investing activities decreased to $76.4 million for the 13 weeks ended July 28, 2002 compared to $93.0 million for the comparable prior period. The decrease is primarily due to the Company’s acquisitions of Moyer and Quik-to-Fix in the prior year. Capital expenditures in the current period totaled $45.5 million primarily related to fresh and processed meats plant improvements and foreign farm expansion projects. As of July 28, 2002, the Company had definitive commitments of $95.2 million for capital expenditures primarily for processed meats plant improvements, foreign farm expansion and production efficiency projects.

Financing activities provided cash of $78.3 million in the current 13-week period compared to $6.8 million for the prior year. The Company increased its borrowings on its revolving credit facility $113.0 million to fund net investment activity and to repurchase 0.9 million shares of the Company’s common stock. As of September 6, 2002, 16.8 million shares of the Company’s common stock have been repurchased under an 18.0 million-share repurchase program.

Outlook

Looking forward, the Company believes that live hog prices will remain depressed for the remainder of calendar year 2002. This will negatively impact earnings in the HPG, and it is unlikely that this can be fully recovered through higher MPG earnings. Longer term, the strategic steps taken in the processed meats business to strengthen margins and broaden the product base through line extensions and acquisitions should result in higher earnings when livestock prices return to more normal levels.

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

PART II—OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

(a)  Annual Meeting of Shareholders held August 28, 2002.

(b)  Not applicable

(c)  There were 109,013,405 shares of Company’s Common Stock and one Series B Special Voting Preferred Share outstanding as of July 10, 2002, the record date for the 2002 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote; the Series B Special Voting Preferred Share entitled the holder thereof to 542,750 votes; the total number of votes that shareholders could cast at the 2002 Annual Meeting of Shareholders was therefore 109,556,155. A total of 99,833,500 votes (or 91.1% of the total) were cast.

All of management’s nominees for directors of the corporation were elected with the following vote:

Director Nominee	Votes For	Votes Withheld	Broker Non-Voters
Robert L. Burrus, Jr.	96,757,415	3,076,085	0
Carol T. Crawford	97,004,828	2,828,672	0
Frank S. Royal, M.D.	98,877,390	956,110	0

A proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 27, 2003 was approved by the shareholders with the following vote:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
96,006,701	1,803,564	2,023,235	0

(d)  Not applicable

Item 6.     Exhibits and Reports on Form 8-K.

A.  Exhibits

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date.

Exhibit 3.2	—	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the Commission on May 30, 2001)

Exhibit 4.1	—
Rights Agreement, dated as of May 30, 2001, between the Company and Computershare Investor Services, LLC, Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed with the Commission on May 30, 2001).

Exhibit 99.1	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.  Reports on Form 8-K.

A Current Report on Form 8-K for May 3, 2002, was filed with the Securities and Exchange Commission on May 10, 2002 to report, under Item 4, the dismissal of Arthur Andersen LLP as the company’s independent auditors and the retention of Ernst & Young LLP as its new independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

/s/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date:    September 11, 2002