Form 10-Q/A
period 2002-07-28
SMITHFIELD FOODS INC
filed 2002-11-15
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
on
FORM 10-Q/A

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

THIS AMENDED REPORT IS IDENTICAL IN ALL RESPECTS TO THE QUARTERLY REPORT FILED ON SEPTEMBER 11, 2002 EXCEPT THAT IT CORRECTS FILING ERRORS RELATING TO THE CERTIFICATIONS REQUIRED UNDER SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT.

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

SMITHFIELD FOODS, INC.

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

/s/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date:    September 11, 2002

CERTIFICATION

I, Joseph W. Luter, III, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Smithfield Foods, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

/S/ JOSEPH W. LUTER, III
Joseph W. Luter, III Chairman of the Board and Chief Executive Officer

Date:    September 11, 2002

CERTIFICATION

I, Daniel G. Stevens, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Smithfield Foods, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

Date:    September 11, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

By:	/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

By:	/s/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date: November 13, 2002

CERTIFICATION

I, Joseph W. Luter, III, certify that:

1.  I have reviewed this amended quarterly report on Form 10-Q/A of Smithfield Foods, Inc.;

2.  Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this amended quarterly report.

/s/ JOSEPH W. LUTER, III
Joseph W. Luter, III Chairman of the Board and Chief Executive Officer

Date: November 13, 2002

CERTIFICATION

I, Daniel G. Stevens, certify that:

1.  I have reviewed this amended quarterly report on Form 10-Q/A of Smithfield Foods, Inc.;

2.  Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this amended quarterly report.

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

Date: November 13, 2002