Form 10-Q
period 2002-10-27
SMITHFIELD FOODS INC
filed 2002-12-11
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2002

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

Yes [ X ]    No [    ]

Class	Shares outstanding at December 6, 2002
Common Stock, $.50 par value	109,403,331

1-20

SMITHFIELD FOODS, INC.

2-20

PART I — FINANCIAL INFORMATION

Item	1. Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions, except per share data)	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001

Sales	$1,958.1	$1,670.3	$3,958.8	$3,306.7
Cost of sales	1,748.9	1,387.4	3,526.0	2,770.0

Gross profit	209.2	282.9	432.8	536.7

Selling, general and administrative expenses	138.9	126.8	279.8	243.0
Depreciation expense	40.5	34.0	80.0	65.7
Interest expense	23.5	23.2	48.4	42.8
Gain on sale of IBP common stock	—	—	—	(7.0)

Income before income taxes	6.3	98.9	24.6	192.2

Income taxes	2.2	38.4	8.7	74.8

Net income	$4.1	$60.5	$15.9	$117.4

Net income per common share:
Basic	$.04	$.58	$.15	$1.12
Diluted	$.04	$.56	$.14	$1.10

Average common share outstanding:
Basic	109.4	105.2	109.7	105.1
Diluted	110.7	107.4	111.1	107.2

See Notes to Consolidated Condensed Financial Statements

3-20

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions)	October 27, 2002	April 28, 2002
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$47.7	$71.1
Accounts receivable, net	511.8	516.7
Inventories	957.8	860.5
Prepaid expenses and other current assets	86.6	72.1

Total current assets	1,603.9	1,520.4

Property, plant and equipment	2,321.4	2,207.0
Less accumulated depreciation	(742.0)	(658.9)

Net property, plant and equipment	1,579.4	1,548.1

Other assets:
Goodwill	489.2	448.3
Investments in partnerships	112.9	119.7
Other	277.3	241.5

Total other assets	879.4	809.5

	$4,062.7	$3,878.0

See Notes to Consolidated Condensed Financial Statements

4-20

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)	October 27, 2002	April 28, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current liabilities:
Notes payable	$24.0	$24.0
Current portion of long-term debt and capital lease obligations	109.9	68.9
Accounts payable	381.8	355.8
Accrued expenses and other current liabilities	295.2	273.2

Total current liabilities	810.9	721.9

Long-term debt and capital lease obligations	1,493.0	1,387.1

Other noncurrent liabilities:
Deferred income taxes	275.2	276.6
Pension and postretirement benefits	67.1	74.2
Other	33.4	37.3

Total other noncurrent liabilities	375.7	388.1

Minority interests	21.1	18.1

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares;
109,398,331 and 110,284,112 issued and outstanding	54.7	55.1
Additional paid-in capital	474.8	490.1
Retained earnings	851.6	835.7
Accumulated other comprehensive loss	(19.1)	(18.1)

Total shareholders’ equity	1,362.0	1,362.8

	$4,062.7	$3,878.0

See Notes to Consolidated Condensed Financial Statements

5-20

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In millions)	October 27, 2002	October 28, 2001
Cash flows from operating activities:
Net income	$15.9	$117.4
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	83.0	69.2
Gain on sale of IBP, inc. common stock	—	(7.0)
Changes in operating assets and liabilities, net of effect of acquisitions	(58.6)	(25.9)

Net cash provided by operating activities	40.3	153.7

Cash flows from investing activities:
Capital expenditures	(95.2)	(59.6)
Business acquisitions, net of cash	(40.5)	(144.3)
Proceeds from sale of IBP, inc. common stock	—	58.7
Other	(3.2)	(4.0)

Net cash used in investing activities	(138.9)	(149.2)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	159.0	(196.0)
Proceeds from the issuance of long-term debt	5.7	390.7
Principal payments on long-term debt and capital lease obligations	(36.3)	(110.1)
Repurchase and retirement of common stock	(24.6)	(60.4)
Other	(29.5)	(15.1)

Net cash provided by financing activities	74.3	9.1

Net (decrease) increase in cash and cash equivalents	(24.3)	13.6
Effect of foreign exchange rate changes on cash	0.9	0.1
Cash and cash equivalents at beginning of period	71.1	56.5

Cash and cash equivalents at end of period	$47.7	$70.2

Supplemental disclosures of cash flow information:
Cash payments during period:
Interest (net of amount capitalized)	$46.3	$40.9

Income taxes	$8.1	$71.2

See Notes to Consolidated Condensed Financial Statements

6-20

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

(2)	Inventories consist of the following:

(In millions)	October 27, 2002	April 28, 2002
Fresh and processed meats	$386.0	$383.9
Hogs on farms	385.8	349.2
Manufacturing supplies	61.8	51.9
Cattle	59.6	25.2
Other	64.6	50.3

	$957.8	$860.5

(3)
Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents, such as stock options. The computation for basic and diluted net income per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions, except per share data)	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
Net income	$4.1	$60.5	$15.9	$117.4

Average common shares outstanding:
Basic	109.4	105.2	109.7	105.1
Dilutive stock options	1.3	2.2	1.4	2.1

Diluted	110.7	107.4	111.1	107.2

Net income per common share:
Basic	$.04	$.58	$.15	$1.12

Diluted	$.04	$.56	$.14	$1.10

In the current fiscal year, the Company adopted the fair value method defined in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” to account for the Company’s stock option plans. The Company will record compensation expense for stock options granted subsequent to April 28, 2002 based on the fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. The Company estimates that the impact of recording compensation expense for stock options granted will be less than one cent per diluted share in the current fiscal year. Stock options granted prior to April 29, 2002 will continue to be accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) until they are modified or vested. Under APB 25, no

7-20

compensation expense is recorded. Had the Company used the fair value method to determine compensation expense for its stock options granted prior to April 29, 2002, net income and net income per diluted share would have been as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions, except per share data)	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
Pro forma net income	$3.1	$59.6	$14.0	$115.9

Pro forma net income per share:
Basic	$.03	$.57	$.14	$1.10
Diluted	$.03	$.55	$.13	$1.08

(4)	The components of comprehensive income, net of related taxes, consist of:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
Net income	$4.1	$60.5	$15.9	$117.4
Other comprehensive income:
Unrealized (loss) gain on cash flow hedges	(2.6)	13.2	(1.7)	11.4
Unrealized (loss) gain on securities	(0.1)	—	(0.1)	1.5
Foreign currency translation	1.4	(1.5)	0.8	(3.6)

Comprehensive income	$2.8	$72.2	$14.9	$126.7

8-20

(5)
The following table presents information about the results of operations for each of the Company’s reportable segments for the 13 and 26 weeks ended October 27, 2002 and October 28, 2001, respectively.

(In millions)	Meat Processing	Hog Production	General Corporate	Total
13 Weeks Ended:
October 27, 2002
Sales	$1,913.5	$223.4	$—	$2,136.9
Intersegment sales	—	(178.8)	—	(178.8)
Operating profit (loss)	83.1	(38.2)	(15.1)	29.8

October 28, 2001
Sales	$1,582.2	$347.8	$—	$1,930.0
Intersegment sales	—	(259.7)	—	(259.7)
Operating profit (loss)	38.8	99.0	(15.7)	122.1

26 Weeks Ended:
October 27, 2002
Sales	$3,840.0	$497.2	$—	$4,337.2
Intersegment sales	—	(378.4)	—	(378.4)
Operating profit (loss)	122.3	(19.3)	(30.0)	73.0

October 28, 2001
Sales	$3,123.6	$709.4	$—	$3,833.0
Intersegment sales	—	(526.3)	—	(526.3)
Operating profit (loss)	38.3	218.7	(29.0)	228.0

(6)
In June of fiscal 2003, the Company acquired an 80% interest in Stefano Foods, Inc. (Stefano’s) for $35.8 million in cash plus assumed debt. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $28.2 million.

In October of fiscal 2002, the Company acquired Packerland Holdings, Inc. (Packerland) and its affiliated companies for 6.3 million shares of the Company’s common stock plus assumed debt and other liabilities. The balance of the purchase prices in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $105.7 million.

In June of fiscal 2002, the Company acquired Moyer Packing Company (Moyer) for $90.5 million in cash plus assumed debt. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $7.2 million.

Had the acquisitions of Packerland and Moyer occurred at the beginning of fiscal 2002, sales, net income and net income per diluted share would have been $2.1 billion, $62.4 million and $.55 and $4.2 billion, $123.0 million and $1.08 for the 13 and 26 weeks ended October 28, 2001, respectively.

In September of fiscal 2002, the Company acquired the remaining common shares of Schneider Corporation (Schneider) for 2.8 million shares of the Company’s common stock. Prior to this transaction, the Company owned approximately 63% of the outstanding shares of Schneider. The

9-20

balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $13.7 million.

In July of fiscal 2002, the Company acquired substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix) for $31.0 million in cash.

These acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition. Had the acquisitions of Stefano’s, Quik-to-Fix and the purchase of the remaining shares of Schneider occurred at the beginning of the fiscal years in which they were acquired, there would not have been a material effect on sales, net income or net income per diluted share for the 13 and 26 weeks ended October 27, 2002 or October 28, 2001.

(7)
On April 30, 2001, the first day of fiscal 2002, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended requiring that all derivative instruments be recorded on the balance sheet at fair value.

As of October 27, 2002, the balance of deferred net losses on derivative instruments included in Accumulated Other Comprehensive Loss was $1.8 million, net of tax. The Company expects that substantially all of these gains will be reclassified into earnings over the next twelve months as the underlying hedged transactions are realized. As of October 27, 2002, the maximum maturity date for any commodity contract outstanding was ten months. As of October 27, 2002, the Company had derivative related balances totaling $2.6 million recorded in other current assets and $5.8 million recorded in other current liabilities.

The net impact of ineffectiveness related to the Company’s hedges was not material for the 13 and 26 weeks ending October 27, 2002. No hedges were discontinued for the 13 and 26 weeks ending October 27, 2002 as a result of it becoming probable that the forecasted transaction will not occur.

(8)
In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or the normal operation of long-lived assets, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and can be reasonably estimated. The Company is not required to adopt SFAS 143 until fiscal 2004. The Company has not completed the analysis required to estimate the impact, if any, of the standard.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” (SFAS 121). SFAS 144 retains the basic provisions of SFAS 121 and applies them to long-lived assets to be disposed of by sales. SFAS 144 applies to all long-lived assets, including discontinued operations, and it replaces the provisions of ABP Opinion No. 30 “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for disposal of segments of a business. SFAS 144 requires all long-lived assets held for disposal to be measured at the lower of carrying amount or fair value less costs to sell. SFAS 144 has had no material impact to the Company’s financial statements.

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

10-20

initiated after December 31, 2002. The Company has not completed the analysis required to estimate the impact, if any, of the standard.

(9)	Certain prior year amounts have been restated to conform to current year presentations.

(10)
On November 12, 2002, subsequent to the end of the quarter, the Company acquired Vall, Inc. (Vall) for $60.7 million in cash plus assumed liabilities. Vall, a hog production company with operations in Oklahoma and Texas, produces 350,000 market hogs annually, substantially all of which are sold under contract to Seaboard Corporation.

Item	2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Smithfield Foods, Inc. (the Company) is comprised of a Meat Processing Group (MPG) and a Hog Production Group (HPG). The MPG consists primarily of seven wholly or majority owned domestic fresh pork and processed meats subsidiaries, two domestic beef processing subsidiaries and four international meat processing subsidiaries. The HPG consists primarily of the hog production operations located in the United States and certain joint ventures and investments outside the United States.

Results of Operations

The following acquisitions affect the comparability of the results of operations for the 13 and 26 weeks ended October 27, 2002 and October 28, 2001:

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

13 weeks ended October 27, 2002 compared to 13 weeks ended October 28, 2001

Consolidated

Sales increased by $287.8 million, or 17%, reflecting $375.9 million of incremental sales of acquired businesses partially offset by an 8% decrease in the average unit selling price of pork products in the MPG, resulting from lower live hog prices and an excess protein supply in the domestic market. See the following section for comments on sales changes by business segment.

Gross profit decreased $73.7 million, or 26%, primarily the result of sharply lower margins in the HPG on a 33% decrease in live hog market prices and a weak operating environment for fresh pork. These declines were partially offset by the inclusion of $33.6 million of gross profit of acquired businesses and higher processed meats margins in the MPG. Gross margin percentage decreased to 11% from 17%

11-20

primarily due to substantially lower margins in the HPG and the acquisition of the beef operations. The beef operations are primarily non-branded, fresh meat businesses with accompanying lower margins.

Selling, general and administrative expenses increased $12.1 million, or 10%. This increase was primarily due to the inclusion of $16.2 million in expenses of acquired businesses partially offset by a $4.7 million insurance settlement.

Depreciation expense increased $6.5 million, or 19%. The increase is primarily due to the inclusion of $2.6 million of depreciation expense of acquired businesses and increased depreciation in the existing business reflecting capital expenditures to increase processed meats capacities.

Interest expense increased $.3 million, or 1%. The inclusion of $1.6 million of interest expense of acquired businesses was offset by decreased interest on lower average variable rates.

The effective income tax rate decreased to 35% as compared with 39% primarily the result of a decrease in overall earnings at lower marginal tax rates and the elimination of non-tax effected losses at foreign jurisdictions.

Net income and net income per diluted share for the 13 weeks ended October 27, 2002 and October 28, 2001, adjusted for nonrecurring items, are presented below.

	October 27, 2002		October 28, 2001
(In millions, except per share data)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income, as reported:	$4.1	$.04	$60.5	$.56

Nonrecurring items (net of tax):
Insurance settlement	3.1	.03	—	—
Litigation settlement and other charges	(2.3)	(.02)	—	—

Total nonrecurring items	0.8	.01	—	—

Net income, excluding nonrecurring items	$3.3	$.03	$60.5	$.56

Segment Results

The following table presents the Company’s segment results for the 13 weeks ended October 27, 2002 and October 28, 2001.

	Sales		Operating Profit
(in millions)	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
HPG	$223.4	$347.8	$(38.2)	$99.0

MPG:
Pork	1,072.3	1,129.5	53.3	33.6
Beef	526.0	147.0	20.0	0.2
International	326.3	314.0	9.8	5.0
Intrasegment	(11.1)	(8.3)	—	—

Total MPG	1,913.5	1,582.2	83.1	38.8

Intersegment	(178.8)	(259.7)	—	—
Corporate	—	—	(15.1)	(15.7)

Consolidated	$1,958.1	$1,670.3	$29.8	$122.1

12-20

Meat Processing Group

Sales in the MPG increased $331.3 million, or 21%, primarily due to the inclusion of the sales of the beef operations. This increase was partially offset by an 8% decrease in average unit selling prices in the pork operations, as lower live hog pricing and an increased supply of protein in the domestic market, related to unfavorable export markets for chicken, negatively affected fresh pork prices. Lower pricing in the pork operations was partially offset by sales volume increases in the base business of 4% for both processed meats and fresh pork.

MPG operating profit increased by $44.3 million on sharply higher margins and higher volumes in processed meats and the inclusion of the beef operations. These increases were partially offset by lower margins for fresh pork as a result of unfavorable market conditions. Increased processed meats margins reflected improved product mix, lower raw material costs, as well as continued focus on margin improvement. Fresh pork margin decreases were partially offset by the Company’s continued emphasis on value-added fresh pork categories. Current period operating profit included losses of $2.6 million related to a litigation settlement and other charges and a $1.3 million gain from an insurance settlement.

Hog Production Group

HPG sales decreased 36%, due to a substantial decrease in live hog prices. HPG had sales of $178.8 million and $259.7 million for the 13 weeks ended October 27, 2002 and October 28, 2001, respectively, at current prices, to the MPG which were eliminated in the Company’s Consolidated Condensed Statements of Income.

Operating profit decreased $137.2 million primarily due to the decrease in live hog prices and slightly higher raising costs from increased feed costs in the current year. HPG operations reflected cost reductions from production efficiencies resulting from the consolidation of the Company’s production operations. Operating results included a $3.4 million gain from an insurance settlement in the current period.

26 weeks ended October 27, 2002 compared to 26 weeks ended October 28, 2001

Consolidated

Sales increased by $652.1 million, or 20%, reflecting $894.6 million of incremental sales of acquired businesses partially offset by an 11% decrease in the average unit selling price of pork products in the MPG, resulting from lower live hog prices and an excess protein supply in the domestic market. See the following section for comments on sales changes by business segment.

Gross profit decreased $103.9 million, or 19%, primarily the result of sharply lower margins in the HPG on a 31% decrease in live hog market prices and a weak operating environment for fresh pork. These declines were partially offset by the inclusion of $80.1 million of gross profit of acquired businesses and higher processed meats margins in the MPG. Gross margin percentage decreased to 11% from 16% primarily due to substantially lower margins in the HPG and the acquisition of the beef operations. The beef operations are primarily non-branded, fresh meat businesses with accompanying lower margins.

Selling, general and administrative expenses increased $36.8 million, or 15%. This increase was primarily due to the inclusion of $37.4 million in expenses of acquired businesses.

Depreciation expense increased $14.3 million, or 22%. The increase is primarily due to the inclusion of $7.2 million of depreciation expense of acquired businesses and increased depreciation in the existing business reflecting capital expenditures to increase processed meats capacities.

13-20

Interest expense increased $5.6 million, or 13%. The increase is due to the inclusion of $5.1 million of interest expense of acquired businesses and additional borrowings associated with the acquisitions and the Company’s share repurchase program, partially offset by a decrease in the average interest rates on the revolving credit facility and other variable rate debt.

The effective income tax rate decreased to 35% as compared to 39% primarily the result of a decrease in overall earnings at lower marginal tax rates and the elimination of non-tax effected losses in foreign jurisdictions. The Company had a valuation allowance of $28.8 million related to income tax assets as of October 27, 2002 primarily related to losses in foreign jurisdictions for which no tax benefit is recognized.

Net income and net income per diluted share for the 26 weeks ended October 27, 2002 and October 28, 2001, adjusted for nonrecurring items, are presented below.

	October 27, 2002		October 28, 2001
(In millions, except per share data)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income, as reported:	$15.9	$.14	$117.4	$1.10

Nonrecurring items (net of tax):
Insurance settlement	3.1	.03	—	—
Litigation settlement and other charges	(2.3)	(.02)	—	—
Gain on sale of IBP, inc common stock	—	—	4.2	.04
Fire loss at a hog farm	—	—	(3.0)	(.03)

Total nonrecurring items	0.8	.01	1.2	.01

Net income, excluding nonrecurring items	$15.1	$.13	$116.2	$1.09

Segment Results

The following table presents the Company’s segment results for the 26 weeks ended October 27, 2002 and October 28, 2001.

	Sales		Operating Profit
(in millions)	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
HPG	$497.2	$709.4	$(19.3)	$218.7

MPG:
Pork	2,127.2	2,288.9	57.0	28.3
Beef	1,085.0	205.2	41.9	(0.4)
International	649.1	644.0	23.4	10.4
Intrasegment	(21.3)	(14.5)	—	—

Total MPG	3,840.0	3,123.6	122.3	38.3

Intersegment	(378.4)	(526.3)	—	—
Corporate	—	—	(30.0)	(29.0)

Consolidated	$3,958.8	$3,306.7	$73.0	$228.0

14-20

Meat Processing Group

Sales in the MPG increased $716.4 million, or 23%, primarily due to the inclusion of the sales of the beef operations. This increase was partially offset by an 11% decrease in unit selling prices in the pork operations as lower live hog pricing and an increased supply of protein in the domestic market, related to unfavorable export markets for chicken, negatively affected fresh pork prices. Lower pricing in the pork operations was partially offset by sales volume increases in the base business of 6% for processed meats and 3% for fresh pork.

MPG operating profit increased by $84.0 million on sharply higher margins and higher volumes in processed meats and the inclusion of the beef operations. These increases were partially offset by lower margins for fresh pork as a result of unfavorable market conditions. Increased processed meats margins reflected improved product mix, lower raw material costs, as well as continued focus on margin improvement. Fresh pork margin decreases were partially offset by the Company’s continued emphasis on value-added fresh pork categories. Current period operating profit included losses of $2.6 million related to a litigation settlement and other charges and a $1.3 million gain from an insurance settlement.

Hog Production Group

HPG sales decreased 30%, due to a substantial decrease in live hog prices. HPG had sales of $378.4 million and $526.3 million for the 26 weeks ended October 27, 2002 and October 28, 2001, respectively, at current prices, to the MPG which were eliminated in the Company’s Consolidated Condensed Statements of Income.

Operating profit decreased $238.0 million primarily due to the decrease in live hog prices and slightly higher raising costs from increased feed costs in the current year. HPG operations reflected cost reductions from production efficiencies resulting from the consolidation of the Company’s production operations. Operating results included a $3.4 million gain from an insurance settlement in the current period and a $5.0 million loss as a result of a fire at a hog farm in the prior period.

Liquidity and Capital Resources

Cash provided by operations totaled $40.3 million for the 26 weeks ended October 27, 2002 compared to $153.7 million in the same period last year. This decrease is due primarily to lower earnings and increased working capital commitments as compared to the prior year.

Cash used in investing activities decreased to $138.9 million for the 26 weeks ended October 27, 2002 compared to $149.2 million for the comparable prior period. The decrease is primarily due to the Company’s acquisitions of Moyer and Quik-to-Fix in the prior year, partially offset by the increase in capital expenditures. Capital expenditures in the current period totaled $95.2 million primarily related to fresh and processed meats plant improvements and foreign farm expansion projects. As of October 27, 2002, the Company had definitive commitments of $91.7 million for capital expenditures primarily for processed meats plant improvements, foreign farm expansion and production efficiency projects.

Financing activities provided cash of $74.3 million in the current 26-week period compared to $9.1 million for the prior year. The Company increased its borrowings on its revolving credit facility $159.0 million to fund investment activity and to finance the expansion projects in the Company’s joint ventures in Mexico and at Pennexx Foods, Inc. In addition, the Company made principal repayments on long-term debt and repurchased 0.9 million shares of the Company’s common stock. As of December 5, 2002, 16.8 million shares of the Company’s common stock have been repurchased under an 18.0 million-share repurchase program. In the prior period, the Company issued $300.0 million of eight-year 8.0% senior unsecured notes. The net proceeds from the sale of the notes went to repay indebtedness under the Company’s revolving credit facility. Also in the prior period, the Company’s Polish subsidiary, Animex Sp. z.o.o., and Schneider entered into new long-term debt arrangements. These proceeds were used to repay existing indebtedness.

15-20

As of October 27, 2002, the Company was in compliance with all covenants under its existing loan agreements. However, given the impact that the unfavorable market conditions have had on the Company’s results for the last three quarters and the expected unfavorable impact on the Company’s current quarter, management anticipates that the Company may breach a leverage covenant in its revolving credit facility and certain of its senior secured note loan agreements. As a result, the Company has requested an amendment to these loan agreements in order to provide for temporary relief for the succeeding four quarters. As of December 9, 2002, the Company has received approval from its lenders for an amendment to the revolving credit facility and management expects the amendment for the senior secured note loan agreements to be finalized and approved by the end of December 2002. Management believes that through internally generated funds and access to global credit markets, funds are available to adequately meet the Company’s current and future operating and capital needs and that the amended covenants will not limit its access to global credit markets.

Outlook

Looking forward, the third quarter traditionally is the best quarter for the MPG as fresh and processed meats margins generally are at their peak as a result of strong demand related to sales for the fall and holiday seasons. However, the Company believes that live hog prices will remain depressed for the remainder of calendar year 2002 and will not reach profitable levels until the fourth quarter of fiscal 2003. This will negatively impact earnings in the HPG in comparison to the third quarter of last year. Longer term, the strategic steps taken in the processed meats business to strengthen margins and broaden the product base through line extensions and acquisitions should result in higher earnings when livestock prices return to more normal levels.

Recent Developments

On November 12, 2002, subsequent to the end of the quarter, the Company acquired Vall, Inc. (Vall) for $60.7 million in cash plus assumed liabilities. Vall, a hog production company with operations in Oklahoma and Texas, produces 350,000 market hogs annually, substantially all of which are sold under contract to Seaboard Corporation.

Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, compliance with covenants in loan agreements, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments and the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations.

Item	4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date these controls were evaluated.

16-20

PART II — OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Information regarding the matters submitted to shareholders at the annual meeting on August 28, 2002 and related voting results was included in the Company’s Form 10-Q for the quarterly period ended July 28, 2002.

Item 6.  Exhibits and Reports on Form 8-K

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
Amendment to the Bylaws adopted May 30, 2001, including the
Bylaws of the Company, as amended to date (incorporated by
reference to Exhibit 2 to the Company’s Registration Statement
on Form 8-A filed with the SEC on May 30, 2001).

	Exhibit 4.1	—
Amendment No. 2 dated as of November 13, 2002 among
Smithfield Food, Inc., the Subsidiary Guarantors Party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001 for a $750,000,000 secured multi-year revolving credit facility (filed herewith).

	Exhibit 99.1	—
Certification of Joseph W. Luter, III, Chairman of the Board and
Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	Exhibit 99.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

B.	Reports on Form 8-K

A Current Report on Form 8-K for July 30, 2002 was filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2002, to report, under Item 5, that Joseph W. Luter, III, Chairman and Chief Executive Officer, and Daniel G. Stevens, Vice President and Chief Financial Officer, filed statements under oath with the SEC in the form attached to the SEC’s Order No. 4-460.

17-20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/    DANIEL G. STEVENS
  Daniel G. Stevens
  Vice President and Chief Financial Officer

/s/    JEFFREY A. DEEL
  Jeffrey A. Deel
  Corporate Controller

Date:  December 11, 2002

18-20

CERTIFICATIONS

I, Joseph W. Luter, III, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Smithfield Foods, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002

/s/ JOSEPH W. LUTER, III
Joseph W. Luter, III Chairman of the Board and Chief Executive Officer

19-20

I, Daniel G. Stevens, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Smithfield Foods, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

20-20