Form 10-Q
period 2003-01-26
SMITHFIELD FOODS INC
filed 2003-03-12
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Class	Shares outstanding at March 7, 2003
Common Stock, $.50 par value	109,443,331

1-22

SMITHFIELD FOODS, INC.

CONTENTS

PAGE

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Income – 13 and 39 Weeks Ended January 26, 2003 and January 27, 2002	3

Consolidated Condensed Balance Sheets – January 26, 2003 and April 28, 2002	4-5

Consolidated Condensed Statements of Cash Flows – 39 Weeks Ended January 26, 2003 and January 27, 2002	6

Notes to Consolidated Condensed Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17

Item 4. Controls and Procedures	17

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	17-18

Item 6. Exhibits and Reports on Form 8-K	18-19

2-22

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions, except per share data)	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002
Sales	$1,996.8	$2,086.3	$5,955.6	$5,393.0
Cost of sales	1,786.0	1,782.0	5,312.0	4,552.0

Gross profit	210.8	304.3	643.6	841.0

Selling, general and administrative expenses	137.3	151.6	417.1	394.6
Depreciation expense	41.2	36.9	121.2	102.6
Interest expense	24.8	28.6	73.2	71.4
Gain on sale of IBP, inc. common stock	—	—	—	(7.0)

Income before income taxes	7.5	87.2	32.1	279.4
Income taxes	2.2	32.7	10.9	107.5

Net income	$5.3	$54.5	$21.2	$171.9

Net income per common share:
Basic	$.05	$.49	$.19	$1.60
Diluted	$.05	$.48	$.19	$1.57

Average common share outstanding:
Basic	109.4	111.4	109.6	107.2
Diluted	110.9	113.9	111.1	109.5

See Notes to Consolidated Condensed Financial Statements

3-22

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions)	January 26, 2003	April 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56.3	$71.1
Accounts receivable, net	518.2	516.7
Inventories	987.4	860.5
Prepaid expenses and other current assets	71.9	72.1

Total current assets	1,633.8	1,520.4

Property, plant and equipment	2,417.3	2,207.0
Less accumulated depreciation	(785.8)	(658.9)

Net property, plant and equipment	1,631.5	1,548.1

Other assets:
Goodwill	502.9	448.3
Investments in partnerships	115.3	119.7
Other	291.2	241.5

Total other assets	909.4	809.5

	$4,174.7	$3,878.0

See Notes to Consolidated Condensed Financial Statements

4-22

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)	January 26, 2003	April 28, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)
Current liabilities:
Notes payable	$15.9	$24.0
Current portion of long-term debt and capital lease obligations	110.8	68.9
Accounts payable	388.9	355.8
Accrued expenses and other current liabilities	311.1	273.2

Total current liabilities	826.7	721.9

Long-term debt and capital lease obligations	1,561.3	1,387.1

Other noncurrent liabilities:
Deferred income taxes	277.4	276.6
Pension and postretirement benefits	68.3	74.2
Other	37.1	37.3

Total other noncurrent liabilities	382.8	388.1

Minority interests	22.8	18.1

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 109,403,331 and 110,284,112 issued and outstanding	54.7	55.1
Additional paid-in capital	474.9	490.1
Retained earnings	856.9	835.7
Accumulated other comprehensive loss	(5.4)	(18.1)

Total shareholders’ equity	1,381.1	1,362.8

	$4,174.7	$3,878.0

See Notes to Consolidated Condensed Financial Statements

5-22

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In millions)	January 26, 2003	January 27, 2002
Cash flows from operating activities:
Net income	$21.2	$171.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126.3	108.7
Gain on sale of IBP, inc. common stock	—	(7.0)
Changes in operating assets and liabilities, net of effect of acquisitions	(80.7)	44.3

Net cash provided by operating activities	66.8	317.9

Cash flows from investing activities:
Capital expenditures	(134.5)	(101.8)
Business acquisitions, net of cash	(100.6)	(162.0)
Proceeds from sale of IBP, inc. common stock	—	58.7
Other	(1.2)	5.2

Net cash used in investing activities	(236.3)	(199.9)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	227.0	(242.0)
Proceeds from the issuance of long-term debt	12.4	400.5
Principal payments on long-term debt and capital lease obligations	(59.1)	(119.8)
Repurchase and retirement of common stock	(24.6)	(84.5)
Other	(3.5)	(33.2)

Net cash provided by (used in) financing activities	152.2	(79.0)

Net (decrease) increase in cash and cash equivalents	(17.3)	39.0
Effect of foreign exchange rate changes on cash	2.5	0.4
Cash and cash equivalents at beginning of period	71.1	56.5

Cash and cash equivalents at end of period	$56.3	$95.9

Supplemental disclosures of cash flow information:
Common stock issued for acquisitions	$—	$202.7

Cash payments during period:
Interest (net of amount capitalized)	$65.5	$58.4

Income taxes	$14.9	$104.2

See Notes to Consolidated Condensed Financial Statements

6-22

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	These statements should beread in conjunction with the Consolidated Financial Statements and related notes, which are included in the Company’s Annual Report, for the fiscal year ended April 28, 2002. The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

(2)	Inventories consist of the following:

(In millions)	January 26, 2003	April 28, 2002
Hogs on farms	$407.8	$349.2
Fresh and processed meats	383.9	383.9
Cattle	71.6	25.2
Manufacturing supplies	52.5	51.9
Other	71.6	50.3

	$987.4	$860.5

(3)	Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents, such as stock options. The computation for basic and diluted net income per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions, except per share data)	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002
Net income	$5.3	$54.5	$21.2	$171.9

Average common shares outstanding:
Basic	109.4	111.4	109.6	107.2
Dilutive stock options	1.5	2.5	1.5	2.3

Diluted	110.9	113.9	111.1	109.5

Net income per common share:
Basic	$.05	$.49	$.19	$1.60

Diluted	$.05	$.48	$.19	$1.57

In the current fiscal year, the Company adopted the fair value method defined in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to account for the Company’s stock option plans. The Company records compensation expense for stock options granted subsequent to April 28, 2002 based on the fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. The Company estimates that the impact of recording compensation expense for stock options granted will be less than one cent per diluted share in the current fiscal year. Stock options granted prior to April 29, 2002 continue to be accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recorded. Had the Company used the fair value method to determine compensation

7-22

expense for its stock options granted prior to April 29, 2002, net income and net income per basic and diluted share would have been as follows:

	13 Weeks Ended		39 Weeks Ended
	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002
(In millions, except per share data)
Net income, as reported	$5.3	$54.5	$21.2	$171.9
Pro forma net income	4.2	53.8	18.2	169.7
Net income per share, as reported:
Basic	$.05	$.49	$.19	$1.60
Diluted	.05	.48	.19	1.57
Pro forma net income per share:
Basic	$.04	$.48	$.17	$1.58
Diluted	.04	.47	.16	1.55

In December 2002, the Financial Accounting Standards Board (FASB) issued, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123” (SFAS 148). SFAS 148 outlines certain methods for applying the fair value method as defined in SFAS 123. This statement also requires disclosures for options accounted for under APB 25 for all interim and annual financial statements. The Company’s prospective application of the fair value method of accounting for stock options is in compliance with the provisions of SFAS 148.

(4)	The components of comprehensive income, net of related taxes, consist of:

	13 Weeks Ended		39 Weeks Ended
	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002
(In thousands)
Net income	$5.3	$54.5	$21.2	$171.9
Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	1.3	(13.8)	(0.4)	(0.9)
Foreign currency translation	12.4	(1.7)	13.1	(5.3)

Comprehensive income	$19.0	$39.0	$33.9	$165.7

8-22

(5)	The following table presents information about the results of operations for each of the Company’s reportable segments for the 13 and 39 weeks ended January 26, 2003 and January 27, 2002, respectively.

	Meat Processing	Hog Production	General Corporate	Total
(In millions)
13 Weeks Ended:
January 26, 2003
Sales	$1,954.8	$258.5	$—	$2,213.3
Intersegment sales	—	(216.5)	—	(216.5)
Operating profit (loss)	108.1	(64.0)	(11.8)	32.3

January 27, 2002
Sales	$2,014.8	$279.6	$—	$2,294.4
Intersegment sales	—	(208.1)	—	(208.1)
Operating profit (loss)	100.3	30.7	(15.2)	115.8

39 Weeks Ended:
January 26, 2003
Sales	$5,794.8	$755.7	$—	$6,550.5
Intersegment sales	—	(594.9)	—	(594.9)
Operating profit (loss)	230.4	(83.3)	(41.8)	105.3

January 27, 2002
Sales	$5,138.4	$989.0	$—	$6,127.4
Intersegment sales	—	(734.4)	—	(734.4)
Operating profit (loss)	138.6	249.4	(44.2)	343.8

(6)	In November of fiscal 2003, the Company acquired Vall, Inc. (Vall) for $60.7 million in cash plus assumed liabilities. Vall, a hog production company with operations in Oklahoma and Texas, produces 350,000 market hogs annually. Had the acquisition of Vall occurred at the beginning of fiscal 2002, there would have been no material effect on sales for the 39 weeks ended January 26, 2003. Net income and net income per diluted share would have been $18.0 million and $.16 for the 39 weeks ended January 26, 2003. There would have been no material effect on sales, net income and net income per diluted share for the 13 and 39 weeks ended January 27, 2002.

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

9-22

Had the acquisitions of Packerland and Moyer occurred at the beginning of fiscal 2002, sales, net income and net income per diluted share would have been $6.3 billion, $177.5 million and $1.56 for the 39 weeks ended January 27, 2002.

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

These acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and results of operations from the dates of acquisition. Had the acquisitions of Stefano’s, Quik-to-Fix and the purchase of the remaining shares of Schneider occurred at the beginning of the fiscal years in which they were acquired, there would not have been a material effect on sales, net income or net income per diluted share for the 13 and 39 weeks ended January 26, 2003 or January 27, 2002.

(7)	In fiscal 2002, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended requiring that all derivative instruments be recorded on the balance sheet at fair value.

As of January 26, 2003, the balance of deferred net losses on derivative instruments included in Accumulated Other Comprehensive Loss was $0.2 million, net of tax. The Company expects that substantially all of these losses will be reclassified into earnings over the next twelve months as the underlying hedged transactions are realized. As of January 26, 2003, the maximum maturity date for any commodity contract outstanding was 13 months. As of January 26, 2003, the Company had derivative related balances totaling $2.1 million recorded in other current assets and $2.0 million recorded in other current liabilities.

The net impact of ineffectiveness related to the Company’s hedges was not material for the 13 and 39 weeks ended January 26, 2003. No hedges were discontinued for the 13 and 39 weeks ended January 26, 2003 as a result of it becoming probable that the forecasted transaction would not occur.

(8)	In November of 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 establishes accounting and disclosure requirements for companies that enter into guarantees. Under FIN 45, the Company is required to recognize a liability, for guarantees entered into subsequent to December 31, 2002, at the fair value of the guarantee at its inception. The fair value of the guarantee is measured as the Company’s obligation it has undertaken in issuing the guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The Company has not entered into any guarantees subsequent to December 31, 2002. FIN 45 also requires disclosure of guarantees in all quarterly and annual financial statements beginning with periods ending after December 15, 2002.

The Company has an agreement to provide a $30.0 million line of credit to Pennexx Foods, Inc. (Pennexx), a case-ready meat provider, 50% owned by the Company. As of January 26, 2003, Pennexx has outstanding borrowings of $10.9 million on this line. The Company is also a guarantor on $12.1 million of Pennexx equipment leases. The Company is guarantor on a $20.0 million line of credit for Agroindustrial del Noreste, a 50% owned venture in Mexico. As of January 26, 2003, $3.0 million was outstanding on this line of credit.

10-22

(9)	In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or the normal operation of long-lived assets, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and can be reasonably estimated. The Company is not required to adopt SFAS 143 until fiscal 2004. The Company has not completed the analysis required to estimate the impact, if any, of the standard.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 expands consolidated financial statements to include variable interest entities (VIEs). VIEs are entities in which the Company does not have majority voting control, but in which the company is considered the primary beneficiary of that entity. FIN 46 is immediately effective for VIEs created after January 31, 2003 and is effective for the Company in the second quarter of fiscal 2004 for VIEs created prior to February 1, 2003. The Company is evaluating unconsolidated entities in which it has significant contractual, ownership, or other pecuniary interests to determine if they are VIEs. Based on this evaluation, the Company does not believe that FIN 46 will have a material impact on the Company’s Consolidated Financial Statements.

(10)	Certain prior period amounts have been reclassified to conform to current period presentations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Smithfield Foods, Inc. (the Company) is comprised of a Meat Processing Group (MPG) and a Hog Production Group (HPG). The MPG consists primarily of seven wholly or majority owned domestic fresh pork and processed meats subsidiaries, two domestic beef processing subsidiaries and three international meat processing subsidiaries. The HPG consists primarily of the hog production operations located in the United States (U.S.). The MPG and HPG have certain joint ventures and other investments primarily outside the U.S.

Results of Operations

The following acquisitions affect the comparability of the results of operations for the 13 and 39 weeks ended January 26, 2003 and January 27, 2002:

In November of fiscal 2003, the Company acquired Vall, Inc. (Vall) for $60.7 million in cash plus assumed liabilities. Prior to the acquisition, Vall produced 350,000 market hogs annually.

In June of fiscal 2003, the Company acquired an 80% interest in Stefano Foods, Inc. (Stefano’s) for $35.8 million in cash plus assumed debt. Prior to the acquisition, Stefano’s had annual sales of approximately $22 million.

In October of fiscal 2002, the Company acquired Packerland Holdings, Inc. (Packerland) and its affiliated companies for 6.3 million shares of the Company’s common stock plus assumed debt and other liabilities. In June of fiscal 2002, the Company acquired Moyer Packing Company (Moyer) for $90.5 million in cash plus assumed debt. Packerland and Moyer represent the Company’s beef processing operations. Prior to acquisition, Packerland and Moyer had combined annual sales of approximately $2 billion.

11-22

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

13 weeks ended January 26, 2003 compared to 13 weeks ended January 27, 2002

Consolidated

Sales decreased by $89.5 million, or 4%, reflecting a 5% decrease in the average unit selling price of pork products in the MPG partially offset by $16.0 million of incremental sales of acquired businesses. The selling price decrease is the result of lower live hog prices and pressure on fresh pork selling prices due to an excess protein supply in the U.S. market. See the following section for comments on sales changes by business segment.

Gross profit decreased $93.5 million, or 31%, primarily the result of sharply lower margins in the HPG on a 13% decrease in live hog market prices, slightly increased raising costs and a weak operating environment for fresh pork. These declines were partially offset by higher processed meats margins in the MPG.

Selling, general and administrative expenses decreased $14.3 million, or 9%. This decrease was primarily due to a reclassification in the current quarter of $7.9 million from the first two quarters of the current fiscal year which increased cost of sales and decreased selling, general and administrative expenses. Excluding this reclassification, selling, general and administrative expenses decreased $6.4 million, or 4%. This decrease reflected lower advertising and promotion costs and decreases in other variable operating expenses.

Depreciation expense increased $4.3 million, or 12%. This increase is primarily due to completed capital projects to increase the Company’s processed meats capacities.

Interest expense decreased $3.8 million, or 13%. The decrease is due to lower average interest rates on the revolving credit facility and the Company’s variable rate debt partially offset by increased borrowing levels.

The effective income tax rate decreased to 29% as compared with 38% primarily the result of a decrease in overall earnings at lower marginal tax rates and the elimination of non-tax effected losses in foreign jurisdictions.

Reflecting the foregoing factors, net income decreased to $5.3 million, or $.05 per diluted share as compared to $54.5 million, or $.48 per diluted share for the same period last year.

12-22

Segment Results

The following table presents the Company’s segment results for the 13 weeks ended January 26, 2003 and January 27, 2002.

	Sales		Operating Profit (Loss)
(in millions)	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002
HPG	$258.5	$279.6	$(64.0)	$30.7

MPG:
Pork	1,099.5	1,189.8	78.5	84.0
Beef	536.6	530.2	18.0	10.1
International	336.7	305.9	11.6	6.2
Intrasegment	(18.0)	(11.1)	—	—

Total MPG	1,954.8	2,014.8	108.1	100.3

Intersegment	(216.5)	(208.1)	—	—
Corporate	—	—	(11.8)	(15.2)

Consolidated	$1,996.8	$2,086.3	$32.3	$115.8

Hog Production Group

HPG sales decreased 8%, due to a 13% decrease in live hog market prices, partially offset by a 7% increase in the number of head sold. HPG had sales of $216.5 million and $208.1 million for the 13 weeks ended January 26, 2003 and January 27, 2002, respectively, at current prices, to the MPG which were eliminated in the Company’s Consolidated Condensed Statements of Income.

Operating profit decreased $94.7 million primarily due to the decrease in live hog prices and higher raising costs from increased feed costs in the current year. HPG operations reflected cost reductions from production efficiencies resulting from the consolidation of the Company’s production operations.

Meat Processing Group

Sales in the MPG segment decreased $60.0 million, or 3%, primarily due to a 5% decrease in average unit selling prices in the pork operations. In addition to lower live hog pricing, fresh pork sales prices were negatively affected by an increased supply of protein in the U.S. market. The increased supply of protein also effected fresh pork sales volumes, which decreased 3%. Processed meats sales volumes in the base business increased 4%. Total beef sales volume and pricing remained flat.

MPG operating profit increased by $7.8 million on higher margins and volumes in processed meats and higher margins in the beef operations. These increases were partially offset by lower margins for fresh pork as a result of unfavorable market conditions. Increased processed meats margins reflected improved product mix and lower raw material costs. Increased beef margins include higher pricing for hides and rendered byproducts. Fresh pork margin decreases were partially offset by the Company’s continued emphasis on value-added fresh pork categories.

13-22

39 weeks ended January 26, 2003 compared to 39 weeks ended January 27, 2002

Consolidated

Sales increased by $562.6 million, or 10%, reflecting $910.6 million of incremental sales of acquired businesses partially offset by a 10% decrease in the average unit selling price of pork products in the MPG. The selling price decrease is the result of lower live hog prices and pressure on fresh meat selling prices due to an excess protein supply in the U.S. market. See the following section for comments on sales changes by business segment.

Gross profit decreased $197.4 million, or 23%, primarily the result of sharply lower margins in the HPG on a 26% decrease in live hog market prices, slightly higher raising costs and a weak operating environment for fresh pork. These declines were partially offset by the inclusion of $73.9 million of gross profit of acquired businesses and higher processed meats margins in the MPG. Gross margin percentage decreased to 11% from 16% primarily due to substantially lower margins in the HPG and the acquisition of the beef operations. The beef operations are primarily non-branded, fresh meat businesses with accompanying lower margins.

Selling, general and administrative expenses increased $22.5 million, or 6%. This increase was primarily due to the inclusion of $30.3 million in expenses of acquired businesses and increased advertising and promotion of branded fresh pork and processed meats, partially offset by a $4.7 million insurance settlement. Prior year results reflect a $5.0 million loss incurred as a result of a fire at a Circle Four farm in Utah.

Depreciation expense increased $18.6 million, or 18%. The increase is primarily due to the inclusion of $8.1 million of depreciation expense of acquired businesses and increased depreciation in the existing business reflecting capital expenditures to increase processed meats capacities.

Interest expense increased $1.8 million, or 3%. The increase is due to the inclusion of $5.7 million of interest expense of acquired businesses and additional borrowings associated with the acquisitions and the Company’s share repurchase program, partially offset by a decrease in the average interest rates on the revolving credit facility and the Company’s variable rate debt.

The effective income tax rate decreased to 34% as compared to 38% primarily the result of a decrease in overall earnings at lower marginal tax rates and the elimination of non-tax effected losses in foreign jurisdictions. The Company had a valuation allowance of $28.8 million related to income tax assets as of January 26, 2003 primarily related to losses in foreign jurisdictions for which no tax benefit is recognized.

14-22

Net income and net income per diluted share for the 39 weeks ended January 26, 2003 and January 27, 2002, adjusted for nonrecurring items, are presented below.

	January 26, 2003		January 27, 2002
(In millions, except per share data)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income, as reported:	$21.2	$.19	$171.9	$1.57
Nonrecurring items (net of tax):
Insurance settlement	3.1	.03	—	—
Litigation settlement and other charges	(2.3)	(.02)	—	—
Gain on sale of IBP, inc. common stock	—	—	4.2	.04
Fire loss at a hog farm	—	—	(3.0)	(.03)

Total nonrecurring items	0.8	.01	1.2	.01

Net income, excluding nonrecurring items	$20.4	$.18	$170.7	$1.56

Segment Results

The following table presents the Company’s segment results for the 39 weeks ended January 26, 2003 and January 27, 2002.

	Sales		Operating Profit (Loss)
(in millions)	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002
HPG	$755.7	$989.0	$(83.3)	$249.4

MPG:
Pork	3,226.7	3,478.7	135.5	112.3
Beef	1,621.6	735.4	59.9	9.7
International	985.8	949.9	35.0	16.6
Intrasegment	(39.3)	(25.6)	—	—

Total MPG	5,794.8	5,138.4	230.4	138.6

Intersegment	(594.9)	(734.4)	—	—
Corporate	—	—	(41.8)	(44.2)

Consolidated	$5,955.6	$5,393.0	$105.3	$343.8

Hog Production Group

HPG sales decreased 24%, primarily due to a substantial decrease in live hog market prices. HPG had sales of $594.9 million and $734.4 million for the 39 weeks ended January 26, 2003 and January 27, 2002, respectively, at current prices, to the MPG which were eliminated in the Company’s Consolidated Condensed Statements of Income.

Operating profit decreased $332.7 million primarily due to the decrease in live hog market prices and slightly higher raising costs from increased feed costs in the current year. HPG operations reflected cost reductions from production efficiencies resulting from the consolidation of the Company’s production operations.

15-22

Meat Processing Group

Sales in the MPG increased $656.4 million, or 13%, primarily due to the inclusion of the sales of the beef operations. This increase was partially offset by a 10% decrease in unit selling prices in the pork operations. In addition to lower live hog pricing, fresh pork sales prices were negatively affected by an increased supply of protein in the U.S. market, related to unfavorable export market conditions. Sales volume in the base business increased 6% for processed meats and 2% for fresh pork.

MPG operating profit increased by $91.8 million on sharply higher margins and higher volumes in processed meats and the inclusion of the beef operations. These increases were partially offset by lower margins for fresh pork as a result of unfavorable market conditions. Increased processed meats margins reflected improved product mix and lower raw material costs. Fresh pork margins decreases were partially offset by the Company’s continued emphasis on value-added fresh pork categories.

Liquidity and Capital Resources

Cash provided by operations totaled $66.8 million for the 39 weeks ended January 26, 2003 compared to $317.9 million in the same period last year. This decrease is due primarily to lower earnings and increased working capital commitments as compared to the prior year.

Cash used in investing activities increased to $236.3 million for the 39 weeks ended January 26, 2003 compared to $199.9 million for the comparable prior period. The increase is primarily due to the increase in capital expenditures. Capital expenditures in the current period totaled $134.5 million primarily related to fresh and processed meats plant improvements and foreign farm expansion projects. As of January 26, 2003, the Company had definitive commitments of $127.0 million for capital expenditures primarily for processed meats plant improvements, foreign farm expansion and production efficiency projects.

Financing activities provided cash of $152.2 million in the current 39-week period compared to cash used of $79.0 million in the prior year. The Company increased its borrowings on its revolving credit facility $227.0 million to fund investment activity and to finance expansion projects at the Company’s joint ventures in Mexico and at Pennexx Foods, Inc. (Pennexx). In addition, the Company made principal repayments on long-term debt and repurchased 0.9 million shares of the Company’s common stock. As of March 7, 2003, 16.8 million shares of the Company’s common stock have been repurchased under an 18.0 million-share repurchase program. In the prior period, the Company issued $300.0 million of eight-year 8.0% senior unsecured notes. The net proceeds from the sale of the notes went to repay indebtedness under the Company’s revolving credit facility. Also in the prior period, the Company’s Polish subsidiary, Animex Sp. z o.o., and Schneider entered into new long-term debt arrangements. These proceeds were used to repay existing indebtedness.

Due to the unfavorable market conditions and the sharply lower operating results over the last four quarters, the Company requested and received temporary relief from certain leverage covenants in its Multi-Year Credit Facility and certain of its senior secured note loan agreements. The temporary relief begins with the Company’s third quarter of this year and extends through the second quarter of fiscal 2004 and assumes that the Company’s earnings return to more normal levels over that period. Should market conditions remain depressed, and the Company’s operating results not recover as anticipated, the Company may have to request additional temporary relief from certain loan covenants. Management believes that the amended loan covenants will not limit its access to the credit markets and that through internally generated funds and access to global credit markets, funds are available to adequately meet the Company’s current and future operating and capital needs.

The Company has an agreement to provide a $30.0 million line of credit to Pennexx, a case-ready meat provider, 50% owned by the Company. As of January 26, 2003, Pennexx has outstanding borrowings of $10.9 million on this line. The Company is also a guarantor on $12.1

16-22

million of Pennexx equipment leases. The Company is guarantor on a $20.0 million line of credit for Agroindustrial del Noreste, a 50% owned venture in Mexico. As of January 26, 2003, $3.0 million was outstanding on this line of credit.

Outlook

Through most of calendar 2002 and the beginning of calendar 2003, the meat processing and hog production industries have suffered difficult industry conditions. While most key indicators of future industry performance remain positive, the timing and the strength of the recovery remain unclear. Management continues to believe, and futures markets would support, a return to more normal conditions will occur in the near term. While the Company’s fourth quarter earnings will not reach last year’s levels, management expects that conditions will improve and earnings will begin trending up from the Company’s second and third quarter levels.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date these controls were evaluated.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002, in June 2000, Neuse River Foundation, Richard J. Dove, d/b/a The Neuse Riverkeeper, D. Boulton Baldridge, d/b/a The Cape Fear Riverkeeper, New River Foundation, Inc., Tom Mattison, d/b/a The New Riverkeeper and The Water Keeper Alliance filed a lawsuit in the General Court of Justice, Superior Court Division, of the State of North Carolina against Smithfield Foods, Inc., Carroll’s Foods, Inc., Brown’s of Carolina, Inc., Murphy Farms, Inc., Wendell H. Murphy, Sr., Wendell H. Murphy, Jr., and Joseph W. Luter, III. The lawsuit alleged, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste disposal lagoons and sprayfields in North Carolina. The lawsuit sought numerous and costly remedies, including injunctive relief to end all use of hog waste disposal lagoons in North Carolina, unspecified but costly remediation efforts and other damages. On March 27, 2001, the Superior Court granted the Company’s motion and dismissed the lawsuit. The plaintiffs noted their appeal on April 11, 2001. The North Carolina Court of Appeals upheld the ruling of the Superior Court dismissing the lawsuit. The plaintiffs sought discretionary review of this ruling from the North Carolina Supreme Court. On February 27, 2003, the North Carolina Supreme Court denied the plaintiffs request for discretionary review.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002, in February 2001, Thomas E. Jones and twelve other individuals filed a lawsuit in the North Carolina General Court of Justice, Superior Court Division, Wake County, against Smithfield Foods, Inc., three of its subsidiaries, Wendell H. Murphy, Sr., Wendell H. Murphy, Jr., and Joseph W. Luter, III, referred to as the “Jones Suit.” The Jones Suit alleged, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste disposal lagoons and sprayfields in North Carolina. The lawsuit sought numerous and costly remedies, including injunctive relief to end all use of hog waste disposal lagoons in North Carolina, unspecified but costly remediation efforts and other damages. On March 27, 2001, the Superior Court granted the Company’s motion and dismissed the lawsuit. The plaintiff’s noted their appeal on April 11, 2001. The North Carolina Court of Appeals upheld the ruling of the Superior Court dismissing the lawsuit. The plaintiffs sought discretionary review of this ruling from the North Carolina Supreme Court. On February 27, 2003, the North Carolina Supreme Court denied the plaintiffs request for discretionary review.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002, in March 2001, Eugene C. Anderson and other individuals filed what purports to be a class action in the United States District Court for the Middle District of Florida, Tampa Division, against the Company and Joseph W. Luter, III, referred to as the “Anderson Suit.” The

17-22

Anderson Suit purports to allege violations of various laws, including the Racketeer Influenced and Corrupt Organizations Act, based on the Company’s alleged failure to comply with certain environmental laws. The complaint seeks treble damages that are unspecified. The plaintiffs filed an amended complaint on May 1, 2001. On February 13, 2002, the District Court granted the Company’s and Mr. Luter’s motion to dismiss, giving the plaintiffs 20 days within which to file an amended complaint. On March 15, 2002, the plaintiffs filed their second amended complaint. On June 24, 2002, the District Court granted the Company’s and Mr. Luter’s motion to dismiss the plaintiffs’ second amended complaint with prejudice and issued an order imposing monetary sanctions against the plaintiffs’ attorneys. The plaintiffs noted their appeal on July 24, 2002. On February 25, 2003, the 11th Circuit Court of Appeals granted the Company’s and Mr. Luter’s motion to dismiss the appeal as to certain plaintiffs. The parties await oral argument. The Company continues to believe that the Anderson Suit is baseless and without merit and the Company will defend the suit vigorously.

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

18-22

Exhibit 3.2	—

Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1	—

Amendment Agreement No. 2 dated as of December 31, 2002, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 31, 1999 relating to $196,882,354 in senior secured notes, series B through H (filed herewith).

Exhibit 4.2	—

Amendment Agreement No. 2 dated as of December 31, 2002, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 27, 1999 relating to $225,000,000 in senior secured notes, series I through L (filed herewith).

Exhibit 4.3	—

Amendment Agreement No. 2 dated as of December 31, 2002, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000 relating to $100,000,000 in senior secured notes, series M through N (filed herewith).

Exhibit 4.4	—

Amendment Agreement No. 1 dated as of December 31, 2002, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000 relating to $55,000,000 in senior secured notes, series O through P (filed herewith).

Exhibit 99.1	—

Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 99.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

B. Reports on Form 8-K

None.

19-22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

/s/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date: March 12, 2003

20-22

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

Date: March 12, 2003

/s/ JOSEPH W. LUTER, III
Joseph W. Luter, III Chairman of the Board and Chief Executive Officer

21-22

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

Date: March 12, 2003

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

22-22