Form 10-K
period 2003-04-27
SMITHFIELD FOODS INC
filed 2003-07-23
CIK 91388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-15321

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

None

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The aggregate market value of the shares of Registrant’s Common Stock held by non-affiliates as of October 25, 2002 was approximately $1,313,000,000 This figure was calculated by multiplying (i) the $15.69 last sales price of Registrant’s Common Stock as reported on the New York Stock Exchange on October 25, 2002 by (ii) the number of shares of Registrant’s Common Stock not held by any officer or director of the Registrant or any person known to the Registrant to own more than five percent of the outstanding Common Stock of the Registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the Registrant is in fact an affiliate of the Registrant.

At July 11, 2003, 109,101,155 shares of the Registrant’s Common Stock were outstanding (including for this purpose 531,908 Exchangeable Shares issued by the Registrant’s subsidiary Smithfield Canada Limited).

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporate certain information by reference from the Registrant’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 3, 2003.

i

PART I

Item 1.    Business

Smithfield Foods, Inc., the registrant, together with its subsidiaries, is referred to herein as the “Company.”

General

The Company is the largest hog producer and pork processor in the world. The Company conducts its business through four reporting segments, Pork, Beef, International and the Hog Production Group (the “HPG”), each comprised of a number of subsidiaries.

Pork.    The Pork segment produces domestically a wide variety of fresh pork and processed meat products and markets them nationwide and to numerous foreign markets, including Canada, Japan and Mexico. The Pork segment currently consists primarily of seven wholly or majority owned United States (“U.S.”) fresh pork and processed meats subsidiaries. The Pork segment currently operates over 30 processing plants.

Subsidiary	Headquarters	Fiscal 2003 Sales
The Smithfield Packing Company, Incorporated(1)	Smithfield, Virginia	$1,703 million
John Morrell & Co.	Cincinnati, Ohio	1,571 million
Gwaltney of Smithfield, Ltd.(1)	Smithfield, Virginia	643 million
Patrick Cudahy Incorporated	Cudahy, Wisconsin	268 million
North Side Foods Corp.	Arnold, Pennsylvania	74 million
Quik-to-Fix Foods, Inc.	Dallas, Texas	68 million
Stefano Foods, Inc.	Charlotte, North Carolina	23 million	(2)
Other (including elimination of intra-segment sales)		(64) million

Total		$4,286 million

(1)	In April 2003, the Company announced it would combine some management and operational functions of Smithfield Packing Company and Gwaltney of Smithfield.
(2)	Estimated annualized sales as the Company acquired an 80% interest in Stefano Foods in June 2002.

Beef.    The Beef segment primarily produces boxed beef and ground beef (both chub and case-ready) and markets these products nationwide and to over 25 foreign markets, including Japan, South Korea, Mexico, Canada and China. The Beef segment currently consists primarily of two U.S. beef processing subsidiaries. The Beef segment currently operates five processing plants.

Subsidiary	Headquarters	Fiscal 2003 Sales
Packerland Holdings, Inc.	Green Bay, Wisconsin	$1,576 million
Moyer Packing Company	Souderton, Pennsylvania	616 million
Other (including elimination of intra-segment sales)		(27) million

Total		$2,165 million

International.    The International segment produces internationally a wide variety of fresh and processed meats products and markets them in numerous foreign markets. The International segment currently consists primarily of four meat processing subsidiaries. The International segment currently operates over 20 processing plants.

Subsidiary	Headquarters	Fiscal 2003 Sales
Schneider Corporation	Kitchener, Ontario, Canada	$770 million
Animex Sp. z o.o. (86%-owned)	Warsaw, Poland	338 million
Smithfield France S.A.S.(1)	Lampaul Guimiliau, France	208 million
Other (including elimination of intra-segment sales)		(11) million

Total		$1,305 million

(1)	Includes Société Financière de Gestion et de Participation S.A. and Société Bretonne de Salaisons S.A.

The HPG.    To complement its processing operations, the Company has vertically integrated into hog production through its HPG, which currently provides the Pork and International segments with approximately 43% of their live hog requirements. In order to more strategically align the HPG, in fiscal 2002 the Company reorganized its U.S. hog production operations under a single business unit called Murphy-Brown LLC which owns and operates locations in North Carolina, Utah, Colorado, Virginia, South Carolina, Missouri, Oklahoma, Illinois, South Dakota and Texas with approximately 746,000 sows. The HPG also has invested in hog raising operations in Mexico, Brazil and Poland.

Business Strategy

•	Value-added products. The Company continues to focus on increasing the proportion of its product volume that is sold into the further processed pork and other value-added products markets because these products have higher margins than those of commodity fresh meats. The Company increased its revenues from processed meats as a percentage of total pork revenues from 52% in 2001 to 55% in 2002 to 59% in 2003. From fiscal 1999 to fiscal 2003, processed meats revenues have grown by 76%. The Company is currently the largest producer of retail branded bacon in the United States and a major producer of spiral hams, pre-cooked bacon, hot dogs and sliced lunchmeat. In fiscal 2002, the Company increased its product offerings to the expanding fully-cooked and prepared foods categories by acquiring RMH Foods, Inc., a provider of pre-cooked pork and beef entrees, and Quik-to-Fix, which broadened the Company’s product lines into fully-cooked items beyond pork and enhanced its distribution into foodservice. The Company also acquired The Smithfield Companies, Inc. and Stadler’s Country Hams, Inc. to enhance its position as a leading marketer of well-known Genuine Smithfield Hams. In fiscal 2003, the Company added Italian convenience foods to its product offering by acquiring Stefano Foods, Inc. (“Stefano’s”). To take further advantage of its expanded product offerings, the Company formed the Smithfield Deli Group in February 2002. Through the Smithfield Deli Group, the Company is leveraging its processed meats product lines across its operating companies to supply major retail deli customers.

•	Increase brand awareness. The Company is targeting specific geographic markets, including New York, Philadelphia and Chicago, for focused marketing efforts designed to increase public awareness of the Smithfield and Smithfield Lean Generation Pork brands. These marketing efforts have allowed the Company to increase its penetration with several key retailers in these markets, to enhance its position as a leading fresh pork brand and to position the Company to capture a more significant share of the growing processed meats product categories.

•	Channel development. The Company is placing increased emphasis on coordinated sales and marketing strategies directed at the deli market and foodservice channels to capture greater market share of the product sales to these two channels. The Company has an estimated 6% market share of the $14 billion deli market, as measured by retail prices. By coordinating its sales, marketing and product offerings in one organization, the Company has the opportunity to increase its penetration of this channel by leveraging the scale of its organization and the breadth of its product offerings to provide this channel with a significant proportion of its processed meats requirements. According to foodservice industry data, U.S. consumers spent approximately 49% of their food dollars in the foodservice market in 2001, and this percentage is expected to increase to 52% by 2007. In July 2003, the Company acquired Global Culinary Solutions, Inc. and formed the Smithfield Innovation Group to develop new products for customers in retail, club store and food service channels. Global Culinary Solutions is an integrated food product development, manufacturing and marketing company headed by Michael J. Brando, a certified master chef with over 30 years of experience in culinary arts. These efforts will allow the Company to improve its value proposition to foodservice providers, which the Company believes will increase sales to this channel.

•	Product diversification into beef. In fiscal 2002, the Company made two acquisitions of U.S. beef processors, which now represent approximately 25% of the Company’s sales. As a result of the Packerland Holdings and Moyer Packing acquisitions, the Company is the fifth largest beef processor in the United States, processing approximately 2.0 million cattle a year, which is approximately 6% of the U.S. slaughter. With annual sales of approximately $2.2 billion in fiscal 2003, the Company’s Beef segment diversifies its product portfolio, and the financial results of its Beef segment lessen the impact of the fresh pork and hog production market cycles on its business. The Company’s Beef segment has continued to record operating income despite operating in a challenging market environment.

•	Improve international profitability. In fiscal 2003, sales of the Company’s International segment were approximately $1.3 billion. The Company believes that this segment can improve its financial performance through enhanced operational controls and process management. Since the beginning of fiscal 2003, the International segment’s operations have received significant management focus to improve results. Schneider is one of the leading meat marketers in Canada and the Company’s French operations have established themselves as a leading supplier of private label processed meats. Overall, the International segment’s operating profit improved from $18.4 million in fiscal 2001 to $24.2 million in fiscal 2002 to $38.7 million in fiscal 2003. The Company believes that further profitability improvements are achievable from these operations.

•	Vertical integration and premium genetics. The Company believes that its vertical integration and premium genetics are competitive advantages. Today the Company is approximately 62% vertically integrated, processing approximately 20.9 million hogs annually and raising approximately 13.1 million hogs annually. Vertical integration provides substantial economies of scale from high volume hog production, increased control over raw material quality, consistency and food safety and operational, logistical and transportation efficiencies due to the close proximity of its hog production operations to its processing facilities. As food safety becomes increasingly important to the consumer, its vertically integrated system provides traceability from conception of livestock to consumption of the pork product. The Company continues to leverage its exclusive U.S. franchise rights from the National Pig Development Company, or NPD, relating to genetic lines of specialized breeding stock. These NPD sows produce some of the leanest hogs commercially available and enable the Company to market highly differentiated pork products. In fiscal 2003, the Company began marketing the hogs produced under these genetic lines using the name Smithfield Premium Genetics or SPG. Currently, SPG sows comprise approximately 50% of the Company’s domestic inventory of 746,000 producing sows.

Historical Expansion and Acquisitions

Since 1975, when current management assumed control, the Company has made a number of acquisitions that have increased production capacity, provided vertical integration and expanded both its geographic reach and its portfolio of recognized brands. The Company has also expanded into beef processing and international businesses to provide a broader range of products.

Pork acquisitions.    In fiscal 1982, the Company acquired Gwaltney of Smithfield, then Smithfield Packing’s principal Mid-Atlantic competitor. This acquisition doubled its sales and production capacity and added several popular lines of branded products along with a highly efficient hot dog and luncheon meats production facility. The proximity of Gwaltney of Smithfield to Smithfield Packing allowed for synergies and cost savings in manufacturing, purchasing, engineering and transportation. This combination set the stage for a series of acquisitions of smaller regional processors with widely recognized brands, including Patrick Cudahy, Esskay, Mash’s and Valleydale.

In December 1995, the Company acquired John Morrell, a major Midwestern pork processor with primary markets in the Midwest, Northeast and western United States. This acquisition changed the Company’s character from a large multi-regional pork processor to one with national distribution. It also doubled its sales and production capacity, added several popular lines of branded processed meats products along with four efficient processing facilities and more than doubled the Company’s international sales. The Company believes that John Morrell’s strength in fresh meat, smoked sausage, hot dogs, luncheon meats, bacon and smoked hams complements the strong smoked meats, hot dog and bacon business of its Eastern operations. The acquisition of John Morrell also presented substantial opportunities for cost savings in the areas of processing, marketing, purchasing and distribution.

In November 1996, the Company acquired the assets and businesses of the Lykes Meat Group, Inc., based in Plant City, Florida. Lykes Meat Group is a pork processor with primary markets in the South and Southeast. Lykes Meat Group produces branded processed meats, including bacon, hot dogs and breakfast and dinner sausages under the Lykes and Sunnyland brands.

In October 1998, the Company acquired the assets and business of North Side Foods, a major domestic supplier of pre-cooked sausage to McDonald’s Corporation.

In July 2001, the Company acquired The Smithfield Companies, a Smithfield, Virginia based producer of hams and other specialty food products.

Also in July 2001, the Company acquired substantially all of the assets of Gorges/Quik-to-Fix Foods, a producer, marketer and distributor of value-added beef, pork and poultry products for the retail and food service industry.

During the second quarter of fiscal 2002, the Company completed the acquisition of Stadler’s Country Hams and a 75% interest in RMH Foods. Stadler’s Country Hams is a producer of country hams based in Elon College, North Carolina. RMH Foods, based in Morton, Illinois, specializes in pre-cooked pork and beef entrees under the Quick-n-Easy™ brand.

In June 2002, the Company acquired an 80% interest in Stefano’s, a marketer of Italian convenience foods, including stuffed pizza rings and calzones, based in Charlotte, North Carolina.

Beef acquisitions.    In June 2001, the Company acquired Moyer Packing, the ninth largest beef processor in the United States.

In October 2001, the Company acquired Packerland Holdings, the fifth largest beef processor in the United States.

In June 2003, the Company formed Showcase Foods, Inc. and under a security interest took possession of substantially all of the assets of Pennexx Foods, Inc., a Philadelphia based producer of pre-priced, pre-packaged case-ready products. For further information see “Recent Developments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

International acquisitions.    In September 1998, the Company acquired Société Bretonne de Salaisons, one of the largest private-label manufacturers of ham, pork shoulder and bacon products in France.

In November 1998, the Company acquired a 63% interest in Schneider, a food processing company headquartered in Kitchener, Ontario. In November 2001, the Company completed the acquisition of the remaining interest in Schneider, which is now a wholly-owned subsidiary of the Company.

Between September 1998 and June 1999, the Company acquired an 85% stake in Animex, one of the largest meat and poultry processing companies in Poland. Animex produces a very broad line of fresh and processed meats and poultry.

In August 1999, the Company acquired Société Financière de Gestion et de Participation, a private-label processed meats manufacturer in France.

In September 1999, the Company acquired a 50% stake in Agroindustrial del Noroeste S. de R.L. de C.V., a Mexican meat processing and hog production joint venture. The meat processing operations are reported in the International segment.

In fiscal 2001, Schneider increased its investment in Saskatchewan-based Mitchell’s Gourmet Foods Inc. from 38% to 54% and again in February 2003, Schneider further increased its investment to 79%. Mitchell’s is one of Canada’s leading value-added pork processors.

In fiscal 2002, the Company entered into an agreement with Artal Holland B.V. for a joint venture in AFG Company Limited, a Chinese meat processing and distributing company.

Hog production acquisitions.    In January 1999, the Company acquired a 12,000 sow operation in Colorado.

In May 1999, the Company acquired Carroll’s Foods, Inc. and related companies and assets, including approximately 180,000 sows. Carroll’s Foods was a longtime hog production partner of the Company. Through a 49%-owned joint venture, Carroll’s Foods is also among the nation’s largest turkey processors.

In January 2000, the Company acquired Murphy Farms, Inc. and related companies and assets, including approximately 345,000 sows. Murphy Farms was also a longtime hog production partner of the Company.

In August 2001, the Company acquired the Oklahoma hog production assets of Land O’ Lakes, Inc., including 8,000 sows.

In November 2002, the Company acquired Vall Inc., a hog producer with approximately 19,000 sows.

Segment and Certain Financial Information

For financial information regarding the Company’s segments and operations in the U.S. and international geographic areas, see Note 14 to the Company’s consolidated financial statements. The Company changed its reporting segments in fiscal 2003 to separately report each of the Company’s meat processing operations. Previously, the Company’s segments were the Meat Processing Group and HPG. The new reporting segments are Pork, Beef, International and HPG. The Company has revised the corresponding items of segment information for earlier periods.

Pork Segment Operations

The Pork segment derives its revenue from fresh pork and processed meats. The following table shows for the fiscal periods indicated the percentages of Pork revenues derived from fresh pork, processed meats and other products.

	Fiscal Year Ended
	May 2, 1999	April 30, 2000	April 29, 2001	April 28, 2002	April 27, 2003
Processed meats	44%	47%	45%	47%	51%
Fresh pork	52%	50%	52%	51%	46%
Other products	4%	3%	3%	2%	3%

	100%	100%	100%	100%	100%

Over the five-year period ended April 27, 2003, processed meats in the Pork segment have increased as a percentage of processed meats and fresh pork reflecting the Company’s acquisitions of higher margin processed meats operations.

Fresh pork products.    The Company is the largest fresh pork processor in the world, producing in fiscal 2003 approximately 2.6 billion pounds of which 2.4 billion pounds are produced in the United States. The Company in its Pork segment processes hogs at five plants (three in the Southeast and two in the Midwest), with a current aggregate slaughter capacity of 80,300 hogs per day. A substantial portion of the Pork segment’s fresh pork is sold to retail customers as unprocessed, trimmed cuts such as loins (including roasts and chops), butts, picnics and ribs. The Pork segment also sells hams, bellies and trimmings to other further processors. The Company is putting greater emphasis on the sale of value-added, higher margin fresh pork products.

The Company is marketing an extensive product line of leaner fresh pork cuts (including boneless loins, chops, ribs and further processed pork) under the Smithfield Lean Generation Pork brand to select retail chains and institutional foodservice customers. Several of the Company’s subsidiaries have also developed a case-ready pork program designed to supply supermarket chains with pre-packaged, weighed, labeled and pre-priced fresh pork ready for immediate sale to the consumer. Management believes that these initiatives, over time, will result in greater brand identification and higher margins for the Pork segment’s fresh pork products. In fiscal 2003, the Company’s case-ready volumes reached 98.0 million pounds. For more information on the Company’s lean pork products, see the discussion of SPG hogs in “The HPG” below.

Processed meats products.    The Company through its Pork segment manufactures a wide variety of processed meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats and specialty products such as pepperoni and dry meat products. In fiscal 2003, the Pork segment produced 1.6 billion pounds of processed meats products. The Company markets its domestic processed meats products under labels that include Smithfield Lean Generation Pork, Smithfield Premium, John Morrell, Gwaltney, Kretschmar, Dinner Bell, Lykes, Esskay, Great, Jamestown, Williamsburg, Rath, Valleydale, Ember Farms and Stefano’s. The Pork segment also sells a substantial quantity of processed meats as private-label products. The Company believes its Pork segment is one of the largest producers of smoked hams and picnics in the United States.

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

In February 2002, the Company announced the formation of the Smithfield Deli Group, a business unit dedicated solely to marketing to the retail deli trade, including new product development to broaden the deli product line and meet changing customer needs.

In April 2003, the Company announced that it would combine the management of two of its major pork processing units, Smithfield Packing Company and Gwaltney of Smithfield. In addition to the strategic benefits outlined under “Business Strategy” above, the Company expects cost savings to occur through the elimination of duplicate staff operations, consolidation of administrative functions and improved utilization of its engineering and manufacturing functions. The Company will continue its strategic support of the units’ strong independent brand names and trademarks by maintaining separate sales, marketing and customer support functions.

Raw materials.    The primary raw materials of the Pork segment are live hogs. Historically, hog prices have been subject to substantial fluctuations. Hog supplies, and consequently prices, are affected by factors such as corn and soybean meal prices, weather and farmers’ access to capital. Hog prices tend to rise seasonally as hog supplies decrease during the hot summer months and tend to decline as supplies increase during the fall. This tendency is due to lower farrowing performance during the winter months and slower animal growth rates during the hot summer months.

The Company purchases approximately 46% of its U.S. live hog requirements from the HPG. In addition, the Company has established multi-year agreements with Maxwell Foods, Inc. and Prestage Farms, Inc. which provide the Company with a stable supply of high-quality hogs at market-indexed prices. These producers supply approximately 15% of the hogs that the Pork segment currently processes.

The Pork segment also purchases hogs on a daily basis at Southeastern and Midwestern processing plants, at company-owned buying stations in three Southeastern and five Midwestern states and from Canadian sources. The Pork segment also purchases fresh pork from other meat processors to supplement its processing requirements. Additional purchases include raw beef, poultry and other meat products to add to the Pork segment’s sausage, hot dogs and luncheon meats. Those meat products and other materials and supplies, including seasonings, smoking and curing agents, sausage casings and packaging materials, are readily available from numerous sources at competitive prices.

Beef Segment Operations

The Beef segment derives its revenue primarily from boxed beef and ground beef (both chub and case-ready). The following table shows for the fiscal periods indicated the percentages of Beef revenues derived from fresh beef and other products (including hides and rendering).

	Fiscal Year Ended(1)
	April 28, 2002	April 27, 2003
Fresh beef	92%	91%
Other products	8%	9%

	100%	100%

(1)	The Company’s Beef segment had no operations until the Company’s purchase of Moyer Packing in June 2001.

Fresh beef products.    Following the Company’s acquisitions of Packerland Holdings and Moyer Packing, it became the fifth largest fresh beef processor in the United States, producing in fiscal 2003 approximately 1.5 billion pounds of fresh beef. It processes cattle at five plants (three in the Midwest, one in the Northeast and one in the Southwest), with a current aggregate slaughter capacity of 7,850 cattle per day. Its fresh beef is sold to retail customers as boxed beef and ground beef.

Raw Materials.    The primary raw materials of the Beef segment are live cattle. Historically, cattle prices have been subject to substantial fluctuations. Cattle supplies, and consequently prices, are affected by factors such as corn and soybean meal prices, weather and farmers’ access to capital.

The Beef segment’s five processing plants purchase lean Holstein steers and cows and other cattle primarily from feed yards, auction barns, company-operated buying stations and through direct contract relationships in Arizona, California, Minnesota, Wisconsin, Iowa, Michigan and Pennsylvania. The Company’s close proximity to most of its suppliers reduces transportation costs, shrinkage and bruising of livestock in transit. The Beef segment generally maintains a “bought ahead” position of a one- to two-week supply of live cattle. The Beef segment procures approximately 35% of its live cattle on a forward contract basis, filling the remainder of its live cattle requirements in the spot market.

International Segment Operations

The International segment produces internationally a wide variety of fresh and processed meats products. The following table shows for the fiscal periods indicated the percentages of International segment revenues derived from processed meats, fresh pork, other fresh meat and other products.

	Fiscal Year Ended
	April 29, 2001	April 28, 2002	April 27, 2003
Processed meats	69%	79%	81%
Fresh pork	20%	11%	9%
Other fresh meat	7%	9%	7%
Other products	4%	2%	3%

	100%	100%	100%

In fiscal 1999, the Company made its first international acquisitions by acquiring operations in Canada, Poland and France. In fiscal 2000, the Company made another acquisition in France and entered into a joint venture in Mexico. In fiscal 2002, the Company entered into a joint venture in China. These acquisitions reflect the Company’s heightened emphasis on expansion into international markets.

Schneider.    In November 1998, the Company acquired a 63% stake in Schneider. In November 2001, the Company completed its acquisition and now owns 100% of the Schneider shares. Schneider, based in Kitchener, Ontario, is one of Canada’s largest producers of premium quality food products, with brands including Schneider, Mitchell’s, Fleetwood and Cappola. Schneider has annual production volume of approximately 546 million pounds. Schneiders’ fresh pork, processed meats, poultry and grocery operations focus on expanding markets through identifying the needs of retail and foodservice consumers. Schneider produces more than 1,000 products such as ham, sausage, wieners, bacon, luncheon meats, specialty meats and grocery products for sale through retail stores, delicatessens and foodservice establishments. Schneider has operations in Kitchener, Ayr. St. Marys, Guelph, Mississauga, Toronto and Port Perry, Ontario; Winnipeg, Manitoba; Surrey, British Columbia; and St-Anselme, Quebec. In addition, Schneider operates through a joint venture with Luigino’s of Duluth, Minnesota, and controlling interests in Mitchell’s Gourmet Foods of Saskatoon, Saskatchewan and Cappola Food of Toronto, Ontario. The pork processing plant in Winnipeg, Manitoba, previously owned by Schneider, was sold in fiscal 2001.

Animex.    Between September 1998 and June 1999, the Company acquired an 85% stake, and currently owns an 86% stake, in Animex, the largest meat and poultry processing company in Poland. Animex produces a broad line of fresh and processed meats and poultry products, with approximately 412 million pounds of annual volume. Animex’s brands include Krakus and Pek. Animex operates seven plants, three for red meat and four for poultry, located across Poland.

Smithfield France.    In September 1998, the Company acquired Société Bretonne de Salaisons, one of the largest private-label manufacturers of ham, pork shoulder and bacon products in France. In August 1999, the Company acquired Société Financière de Gestion et de Participation, a private-label processed meats manufacturer in France. These operations now operate under Smithfield France with a combined annual production volume of approximately 134 million pounds.

Agroindustrial del Noroeste.    The Company has a 50% interest in a joint venture, Agroindustrial del Noroeste, with two Mexican partners. Its annual production volume is approximately 115 million pounds.

AFG Company Limited.    In December 2001, the Company entered into a joint venture with Artal Holland B.V. called AFG Company Limited, located in the Guangdong Providence of the People’s Republic of China. AFG Company Limited produces, sells and distributes processed meats products to retail and foodservice customers in China under the Maverick and Haslett brands. Its annual production volume is approximately 9 million pounds.

The Pork, Beef and International Segments in General.

Customers and marketing.    The Pork and Beef segments have significant market presence throughout the U.S. The Pork segment has strong distribution in the Mid-Atlantic, Southeast, South and Midwest while the Beef segment has strong distribution in the Southwest, Northeast and Midwest. The Pork, Beef and International segments sell their fresh pork, processed meats and beef products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers) and export markets. The Company uses both in-house salespersons as well as independent commission brokers to sell its products. In fiscal 2003, the Company sold its products to more than 3,500 customers, none of whom accounted for as much as 10% of the combined Pork, Beef and International segments’ revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and therefore, do not enter into formal long-term contracts.

The Company’s fundamental marketing strategy is to provide quality and value to the consumer in its processed meats and fresh pork and beef products. The Company spent $49.0 million and $58.0 million in fiscal years 2003 and 2002, respectively, on consumer advertising and trade promotion programs designed to build awareness and increase sales distribution and penetration. The Company also provides sales incentives for its customers through rebate and promotional programs with the Company’s customers primarily through rebates based on achievement of specified volume and/or growth in volume levels.

In fiscal 2003, export sales comprised approximately 6% of the total sales of the Pork, Beef and International segments. The Company provides Japanese markets with a line of branded fresh pork and beef products, as well as other chilled and frozen unbranded fresh pork and beef products In addition to Japan, the Company currently has export sales to Mexico and to more than two dozen other foreign countries. The Company expects continued growth in its export sales for the foreseeable future especially the Polish operations in the International segment since Poland is expected to be admitted to the European Union next year. Export sales are subject to factors beyond the Company’s control, such as tariffs, exchange rate fluctuations and changes in governmental policies. The Company’s Pork and Beef segments conduct all of their export sales in U.S. dollars and therefore bear no currency exchange risk.

Seasonality.    The meat processing business is somewhat seasonal in that, traditionally, the periods of higher sales for hams are the holiday seasons such as Thanksgiving, Christmas and Easter, and the periods of higher sales for smoked sausage, hot dogs and luncheon meats are the summer months. The Pork segment typically builds substantial inventories of hams in anticipation of its seasonal holiday business. The Beef segment also enjoys a stronger spring and summer period during the traditional “grilling season.”

Risk Managing and Hedging.    The Company uses recognized price risk management and hedging techniques to enhance sales and to reduce the effect of adverse price changes on its profitability. The Company’s price risk management and hedging activities currently are utilized in the areas of forward sales, hog production margin management, procurement of raw materials for seasonal demand peaks, inventory hedging, hog and cattle contracting and truck fleet fuel purchases. For further information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Trademarks.    The Company owns and uses numerous marks. These marks are the Company’s registered trademarks or are otherwise subject to protection under applicable intellectual property laws. The Company considers these marks and the accompanying goodwill and customer recognition valuable and material to its business. Management believes that registered trademarks have been important to the success of the Company’s branded fresh pork and processed meats products. In a number of markets, the Company’s brands are among the leaders in selected product categories. For further information see “Business Strategy” above.

Distribution.    The Pork, Beef and International segments use a combination of private fleets of leased tractors and trailers and independent common carriers and owner operators to distribute fresh pork and beef and processed meats to their customers, as well as to move raw materials between plants for further processing. The

Company coordinates deliveries and uses backhauling to reduce overall transportation costs. In the U.S., the Company’s Pork and Beef segments distribute their products directly from some of their plants and from leased distribution centers in California, Connecticut, Indiana, Kansas, Missouri, North Carolina and Texas. The Company also operates distribution centers adjacent to its plants in Bladen County, North Carolina, and Sioux Falls, South Dakota. Internationally, the Company distributes its products through a combination of leased and owned warehouse facilities.

Competition.    The protein industry generally, and the pork and beef processing industries in particular, are highly competitive. The Pork, Beef, and International segments’ products compete with a large number of other protein sources, including chicken, turkey and seafood, but the Pork, Beef and International segments’ principal competition comes from other pork and beef processors.

Management believes that the principal competitive factors in the pork and beef processing industries are price, product quality and innovation, product distribution and brand loyalty. Some of the Company’s competitors enjoy wider recognition for their branded products and are more diversified than the Company. To the extent that their other operations generate profits, these companies may be able to subsidize their meat processing operations for a time.

The HPG

General.    As a complement to the Company’s Pork segment, the Company has vertically integrated into hog production, primarily through Murphy-Brown. The HPG operates numerous hog production facilities with approximately 746,000 sows producing about 13.1 million market hogs annually. The Pork segment obtains approximately 46% of the U.S. live hogs it currently processes from the HPG. Including sales to unrelated parties, the Company is 62% vertically integrated. The profitability of hog production is directly related to the market price of live hogs and the cost of corn and soybean meal. The HPG generates higher profits when hog prices are high and corn and soybean meal prices are low, and lower profits (or losses) when hog prices are low and corn and soybean meal prices are high. Management believes that the HPG furthers the Company’s strategic initiative of vertical integration and reduces its exposure to fluctuations in profitability historically experienced by the pork processing industry. In addition, as food safety becomes increasingly important to the consumer, the Company’s vertically integrated system provides traceability from conception of livestock to consumption of the pork product.

In May 1991, the Company acquired from NPD, a British company, exclusive U.S. franchise rights relating to genetic lines of specialized breeding stock. The HPG makes extensive use of these genetic lines, with approximately 370,000 NPD breeding sows. In addition, the Company has sub-licensed some of these rights to some of its strategic hog production partners. All hogs produced under these sub-licenses are supplied to the Company. In fiscal 2003, the Company began marketing the hogs produced under these genetic lines using the name Smithfield Premium Genetics or SPG. The Company believes the hogs produced by these genetic lines are the leanest hogs commercially available and enable it to market highly differentiated pork products. Management believes that the leanness and increased meat yields of these hogs will, over time, improve the Company’s profitability with respect to both fresh pork and processed meat. In fiscal 2003, the Company processed 6.0 million SPG hogs.

Hog production operations.    The HPG is the world’s largest hog producer. This segment uses advanced management techniques to produce premium quality hogs on a large scale at a low cost. The Company develops breeding stock, optimizes diets for its hogs at each stage of the growth process, processes feed for its hogs and designs and builds hog confinement facilities. The Company believes its economies of scale and production methods, together with its use of the advanced SPG genetics in approximately 50% of its breeding sows, make it a low cost producer.

The HPG uses a three-site production process consisting of sow, nursery and finishing sites. Production of market hogs begins in a facility known as a sow site. The HPG’s average commercial sow site is designed to house approximately 2,400 sows. The sows conceive, give birth to and nurse piglets that will be raised to become market hogs. Approximately 18 days after birth, the piglets are separated from the sows and transported to a separate nursery site. At each nursery site, the piglets are fed a closely monitored diet and grow to approximately 45 pounds, a process that takes approximately seven weeks. Once the hogs reach the desired weight, the HPG transports them to a finishing site where they are maintained and fed until reaching a market weight of approximately 250 pounds, a process that takes approximately 20 weeks. When the hogs reach market weight, they are transported to the Pork or International segment’s plants or sold to unrelated third parties.

The HPG also utilizes independent farmers and their facilities to raise hogs produced from its breeding stock. Under multi-year contracts, a farmer provides the initial facility investment, labor and front line management in exchange for a service fee. This contract farming is utilized primarily in the nursery and finishing stages where animal growth, feed and survival rates are most critical and are easily adapted to an incentive-based contract payment. Currently, approximately 71% of the HPG’s market hogs are raised on contract farms.

The Company operates numerous hog production facilities, primarily in North Carolina, Utah and Virginia with additional hog production facilities in Colorado, South Carolina, Illinois, Texas and Oklahoma. The HPG also produces hogs in Poland and through joint ventures in Mexico and Brazil. Except for some expansion activity in Utah and Colorado and the Company’s international operations, the HPG’s farm sites are mature operations with static production volume.

Nutrient management and other environmental issues.    All of the HPG’s hog production facilities have been designed to meet or exceed all applicable zoning and other government regulations. These regulations require, among other things, maintenance of separation distances between farms and nearby residences, schools, churches, public use areas, businesses, rivers, streams and wells and adherence to required construction standards.

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

The HPG follows a number of other policies and protocols to minimize the impact of its operations on the environment, including: the employment of environmental management systems, ongoing employee training regarding environmental controls; walk-around inspections at all sites by trained personnel; formal emergency response plans that are regularly updated; and collaborations with manufacturers regarding testing and developing new equipment. For further information see “Environmental Stewardship” and “Regulation” below.

Employees

As of April 27, 2003, the Pork segment had approximately 22,200 employees, approximately 12,000 of whom are covered by collective bargaining agreements; the Beef segment had approximately 5,500 employees, approximately 1,100 of whom are covered by collective bargaining agreements; the International segment had approximately 11,600 employees, approximately 5,500 of whom are covered by collective bargaining agreements; and the HPG segment had approximately 4,800 employees, none of whom are covered by collective bargaining agreements. The Company believes that its relationship with its employees is satisfactory.

Labor organizing activities occasionally occur at one or more of the Company’s facilities. For example, the Company is involved in several proceedings on appeal to the National Labor Relations Board concerning two meat processing facilities. In one proceeding before the National Labor Relations Board, an administrative law judge has directed that a bargaining order be entered against the Company. The outcome of these appeals may determine whether approximately 1,800 employees will be union represented or whether new representation elections will be conducted to determine this issue.

Environmental Stewardship

On July 25, 2000, in furtherance of the Company’s continued commitment to responsible environmental stewardship, Smithfield Foods, Inc. and its North Carolina-based hog production companies voluntarily entered into an agreement with the Attorney General of North Carolina designed to enhance water quality in the State of North Carolina through a series of initiatives to be undertaken by the Company while protecting its access to swine operations in North Carolina. These initiatives emphasize operations of the Company’s hog production subsidiaries in the State of North Carolina, particularly areas devastated by hurricanes in the fall of 1999. These initiatives, which included commitments related to identification of farms in the flood plain, development of environmental management systems and closure of abandoned lagoons have, with a few minor exceptions, been completed, and the Company is on track to meet all remaining commitments pursuant to these initiatives.

The Company also has a leadership role in the development of more effective waste management technologies to address concerns over the potential environmental impact of the current system of anaerobic lagoons and sprayfields. Currently all of the Company’s hog production operations, except for certain recent acquisitions and new facilities, have developed and implemented environmental management systems meeting the requirements of ISO 14001. The Company believes that the environmental management systems developed by its hog production operations will be a model program, not only in the pork production industry, but among agribusinesses nationally. ISO 14001 is a standard published by the International Organization for Standardization, which establishes a coordinated framework of controls to manage environmental protection within an organization. To obtain ISO 14001 certification, an organization must meet a rigorous and comprehensive set of requirements and criteria developed by experts from all over the world and submit to independent audits by third parties.

The Pork and Beef segments are also currently developing environmental management systems (“EMS”) designed to meet the requirements of ISO 14001 and are pursuing an aggressive schedule for EMS development and implementation. In addition, throughout the Pork and Beef segments, the Company promotes a variety of pollution reduction projects related to energy and water conservation, recycling and pollution prevention.

Under the North Carolina agreement, the Company has committed to implement environmentally superior technologies for the management of swine waste at its subsidiaries’ farms in North Carolina within three years after a determination made by an expert from North Carolina State University with advice from peer review panels appointed by him that such technologies are both environmentally superior and economically feasible to construct and operate at such farms. The Company expects these technology determinations to begin to be made in calendar year 2004, with additional determinations following through calendar years 2005 and 2006. The Company has also agreed to provide certain financial and technical assistance to those farms under contract to its subsidiaries as necessary to facilitate their implementation of such technologies. The Company has paid $8.8 million to date of a $15.0 million commitment to help defray the costs of identifying, developing and evaluating such potential technologies. The Company has further committed, beginning in the year 2000, up to $2.0 million a year for 25 years to assist in the preservation of wetlands and other natural areas in eastern North Carolina and to promote similar environmental enhancement activities.

Through a majority-owned subsidiary, BEST Biofuels LLC, based in Milford, Utah, the Company has invested approximately $20 million to date in a project to determine the feasibility of a technology that would convert hog waste into byproducts such as biodiesel.

The Company’s Environmental Compliance Committee, established by the Board of Directors in January 2000, oversees the Company’s various environmental initiatives. Members of this committee include, among others, the Company’s General Counsel, its Senior Vice President-Corporate Engineering and Environmental

Affairs and senior officers from its principal operating subsidiaries. The Company’s initiatives under the North Carolina agreement are also overseen by management and the Attorney General of North Carolina.

Regulation

Regulation Generally.    Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency (“EPA”) and corresponding state agencies, as well as the United States Department of Agriculture, the United States Food and Drug Administration, the United States Occupational Safety and Health Administration and similar agencies in foreign countries. Management believes that the Company currently is in compliance with all these laws and regulations in all material respects and that continued compliance with these laws and regulations will not have a material adverse effect on the Company’s financial position or results of operations.

Water.    In February 2003, the EPA promulgated regulations under the Clean Water Act governing confined animal feeding operations (“CAFOs”). Among other things, these regulations impose obligations on CAFOs to manage animal waste in ways intended to reduce the impact on water quality. These new regulations have been challenged by both industry and environmental groups. Similarly, the State of North Carolina Department of Environment and Natural Resources (“NCDENR”) announced in July 2002 the issuance of general permits intended to protect state waters from impacts of large animal feeding operations. Environmental groups have initiated proceedings challenging the NCDENR’s action, the state has moved to dismiss, and the Company has intervened. Although compliance with the federal regulations or state permits will require some changes to the Company’s hog production operations resulting in additional costs to these operations, the Company does not believe that compliance with federal regulations or state permits as promulgated would be likely to have a significant impact on the Company’s hog production operations. However, there can be no assurance that pending challenges to the regulations or permits will not result in changes to those regulations or permits that would significantly impact the Company.

Air.    The EPA is also focusing on the possible need to regulate air emissions from animal feeding operations. During the year 2002, the National Academy of Sciences undertook a study at the agency’s request to assist the agency in making that determination. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations would not significantly affect the Company’s business.

The Company from time to time receives notices from regulatory authorities and others asserting that it is not in compliance with such laws and regulations. In some instances, litigation ensues, including the matters discussed below. Although certain of the suits below remain pending and relief, if granted, would be costly, the Company believes that their ultimate resolution will not have a material adverse effect on the Company’s financial position or annual results of operations.

Water Keeper Alliance Inc. Litigation.    The Water Keeper Alliance, an environmental activist group from the State of New York, has recently filed or caused to be filed a series of lawsuits against the Company and its subsidiaries and properties, as described below.

In June 2000, Neuse River Foundation, Richard J. Dove, d/b/a the Neuse Riverkeeper, D. Boulton Baldridge, d/b/a the Cape Fear Riverkeeper, New River Foundation, Inc., Tom Mattison, d/b/a the New Riverkeeper and the Water Keeper Alliance filed a lawsuit in the General Court of Justice, Superior Court Division of the State of North Carolina against the Company, Carroll’s Foods, Inc., Brown’s of Carolina, Inc., Murphy Farms, Inc., Wendell H. Murphy, Sr., Wendell H. Murphy, Jr., and Joseph W. Luter, III. The lawsuit alleged, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste lagoons and sprayfields in North Carolina. The lawsuit sought numerous and costly remedies, including injunctive relief to end all use of hog waste lagoons in North Carolina, unspecified but costly remediation efforts and other damages. On March 27, 2001, the Superior Court granted the Company’s motion and dismissed the lawsuit. The plaintiffs noted their appeal to the North Carolina Court of Appeals on April 11, 2001. On December 31, 2002, the Court of Appeals affirmed the dismissal of the lawsuit, and the plaintiffs’ petition for appeal to the North Carolina Supreme Court was denied on February 27, 2003.

In February 2001, Thomas E. Jones and twelve other individuals filed a lawsuit in the North Carolina General Court of Justice, Superior Court Division, Wake County, against the Company, three of its subsidiaries, Wendell H. Murphy, Sr., Wendell H. Murphy, Jr., and Joseph W. Luter, III, referred to as the “Jones Suit.” The Jones Suit alleged, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste lagoons and sprayfields in North Carolina. The lawsuit sought numerous and costly remedies, including injunctive relief to end all use of hog waste lagoons in North Carolina, unspecified but costly remediation efforts and other damages. On March 27, 2001, the Superior Court granted the Company’s motion and dismissed the lawsuit. The plaintiffs noted their appeal to the North Carolina Court of Appeals on April 11, 2001. On December 31, 2002, the Court of Appeals affirmed the dismissal of the lawsuit, and the plaintiffs’ petition for appeal to the North Carolina Supreme Court was denied on February 27, 2003.

Also in February 2001, the Water Keeper Alliance, Thomas E. Jones d/b/a Neuse Riverkeeper, and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against the Company, one of the Company’s subsidiaries, and two of that subsidiary’s hog production facilities in North Carolina, referred to as the “Citizens Suits.” The Citizens Suits allege, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits seek litigation costs, injunctive relief and substantial civil penalties. The Company’s and its subsidiaries’ motions to dismiss were denied and discovery is proceeding in these cases. These cases are not currently set for trial. The Company has investigated the allegations made in the Citizens Suits and believes that the outcome of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

In March 2001, Eugene C. Anderson and other individuals filed what purports to be a class action in the United States District Court for the Middle District of Florida, Tampa Division, against the Company and Joseph W. Luter, III, referred to as the “Anderson Suit.” The Anderson Suit purports to allege violations of various laws, including the Racketeer Influenced and Corrupt Organizations Act, based on the Company’s alleged failure to comply with certain environmental laws. The complaint seeks treble damages that are unspecified. On February 13, 2002, the District Court granted the Company’s and Mr. Luter’s motion to dismiss, giving the plaintiffs 20 days within which to file an amended complaint. On March 15, 2002, the plaintiffs filed their second amended complaint. On June 24, 2002, the District Court granted the Company’s and Mr. Luter’s motion to dismiss the plaintiffs’ second amended complaint with prejudice and issued an order imposing monetary sanctions against the plaintiffs’ attorneys. The plaintiffs noted their appeal to the U.S. Court of Appeals for the Eleventh Circuit on July 24, 2002. On February 25, 2003, the Court of Appeals dismissed the appeal of some, but not all of the plaintiffs. The remaining plaintiffs’ appeal has been fully briefed and oral argument is scheduled before the Court of Appeals during the week of August 4, 2003. The Company continues to believe that the Anderson Suit is baseless and without merit, and the Company will defend the suit vigorously.

The Company has also received notices and other communications from several organizations, including the Water Keeper Alliance, of their intent to file additional lawsuits against the Company under various federal environmental statutes regulating water quality, air quality and management of solid waste and other common law theories. These threatened lawsuits may seek civil penalties, injunctive relief, remediation costs and other damages. However, the Company does not know whether any of these threatened lawsuits will be filed. The Company believes that all of the litigation and threatened litigation described above represents the agenda of special advocacy groups, including the Water Keeper Alliance. The plaintiffs in these cases have stated that federal and state environmental agencies have declined to bring any of these suits and, indeed, have criticized these agencies.

SEC Investigation of Royal Ahold/U.S. Foodservice

In April 2003, the Company received a request from the Securities and Exchange Commission (“SEC”) to furnish documents related to the SEC’s investigation into accounting practices at one of the Company’s customers, the U.S. Foodservice unit of Dutch grocer Royal Ahold. The Company is complying fully with this request and is not the focus of the SEC’s investigation. The Company has conducted an internal review of its relationship with U.S. Foodservice and has confirmed that its accounting for its business with U.S. Foodservice is both accurate and appropriate. Therefore, the Company does not believe the SEC’s investigation into U. S. Foodservice will affect its financial results. The Company believes that the request it received is similar to others recently received by a number of U.S. Foodservice vendors.

During the past two years, the Company’s business with U.S. Foodservice has been conducted through an independent broker who handles the Company’s products lines, as well as those of other vendors. The Company’s internal review has revealed that, on several occasions the broker received and, without the Company’s knowledge, authorization or verification, responded to requests from U.S. Foodservice to confirm rebates and balances due from the Company. Some of the balances and related information he confirmed were inconsistent with the Company’s books and records and were significantly higher than the amounts owed. Before he established his own business, the broker was a sales employee of the Company and dealt with U.S. Foodservice in that capacity. From the Company’s review, it appears that, also without authority, he responded incorrectly on at least one occasion to confirmation requests from U.S. Foodservice while he was an employee of the Company. The Company has provided these findings and related materials to the SEC in conjunction with the SEC’s ongoing investigation into U.S. Foodservice.

Available Information

The Company’s website address is www.smithfieldfoods.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after filing or furnishing the material to the SEC. You may read and copy documents the Company files at the SEC’s public reference room at 450 Fifth Street, N.W., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is http://www.sec.gov.

Item 2.    Properties

The following table lists the Company’s material plants and other physical properties. These properties are suitable for the Company’s needs.

Location	Segment	Operation
Smithfield Packing Plant* Smithfield, Virginia	Pork	Slaughtering and cutting hogs; manufacture of bacon products, smoked meats and dry salt meats; production of hams and picnics

Smithfield Packing Plant* Bladen County, North Carolina	Pork	Slaughtering and cutting hogs; production of boneless hams and loins

Gwaltney Plant* Smithfield, Virginia	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, sausage, bone-in and boneless cooked and smoked hams and picnics

John Morrell Plant* Sioux Falls, South Dakota	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, hot dogs, luncheon meats, smoked and canned hams and packaged lard

Moyer Packing Plant Souderton, Pennsylvania	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Lykes Meat Group Plant* (operated by Smithfield Packing) Plant City, Florida	Pork	Production of hot dogs, luncheon meats and sausage products

Patrick Cudahy Plant Cudahy, Wisconsin	Pork	Manufacture of bacon, dry sausage, boneless cooked hams and refinery products

Schneider Plant* Kitchener, Ontario, Canada	International	Production of processed and prepared meats, including wieners, luncheon meats, hams and specialty and dry sausages

John Morrell Plant* Sioux City, Iowa	Pork	Slaughtering and cutting hogs; production of boneless loins

Packerland Packing Plant* Green Bay, Wisconsin	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Murco Foods Packing Plant* Plainwell, Michigan	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Sun Land Packing Plant* Tolleson, Arizona	Beef	Slaughtering and cutting cattle; production of boxed beef

*	Pledged as collateral under various loan agreements.

The HPG owns and leases numerous hog production facilities, primarily in North Carolina, Utah and Virginia, with additional hog production facilities in Colorado, South Carolina, Illinois, Texas and Oklahoma. A substantial number of these owned facilities are pledged under loan agreements.

Item 3.    Legal Proceedings

Smithfield Foods and certain of its subsidiaries are parties to several environmental litigation matters discussed under “Regulation” in Item 1, Business above. Apart from those matters, Smithfield Foods and its subsidiaries and affiliates are parties in various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these ordinary course matters will not have a material adverse effect on the Company’s financial position or results of operations.

IBP Litigation.    In February 2003, the United States Department of Justice (DOJ), Antitrust Division, filed suit against the Company alleging that it violated the Hart-Scott-Rodino Act in connection with its acquisition of IBP, inc. stock during the years 1998, 1999 and 2000. In the suit, DOJ alleges that the Company should have filed a premerger notification and report form with respect to these acquisitions and seeks a civil penalty of approximately $5,500,000 as a result. The suit was filed in federal court in Washington, D.C. The Company moved to dismiss the case on the grounds that the court in Washington, D.C. does not have jurisdiction over the Company. The Company is awaiting a decision on its motion. The Company believes that it has complied with applicable laws and intends to defend this suit vigorously, although there can be no assurance that the Company will be successful.

State of Iowa Legislation.    In 2000 and again in 2002, an Iowa statute was amended to, among other things, prohibit meat processors from directly or indirectly contracting to raise hogs in Iowa and from providing financing to Iowa hog producers. The Company prevailed in an action in federal court to have that legislation declared unconstitutional. The State of Iowa has appealed that decision. In an effort to address the constitutionality of the statute, the Iowa state legislature recently amended it again. There can be no assurance that the decision on the constitutionality of this statute will not be reversed on appeal or that the statute will not be further amended by the Iowa state legislature or that similar statutes will not be enacted by any other state legislatures. If the statute is upheld on appeal, the Company believes that the most recent amendment provides that the Company has until June 30, 2006 to comply with it. Such legislation and the possible application of legislation may have a material adverse impact on the Company’s operations, which are substantially integrated.

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

Name and Age	Position with the Company	Business Experience During Past Five Years
Joseph W. Luter, III (64)	Chairman of the Board and Chief Executive Officer	Mr. Luter has served as Chairman of the Board and Chief Executive Officer since 1975. Prior to May 1995 and between June 2000 and October 2001 he also served as President.

C. Larry Pope (48)	President and Chief Operating Officer	Mr. Pope was elected President and Chief Operating Officer in October 2001. Mr. Pope served as Vice President and Chief Financial Officer from September 1999 to October 2001. Mr. Pope served as Vice President, Finance of the Company from July 1998 until September 1999 and as Vice President and Controller from August 1995 to July 1998.

Name and Age	Position with the Company	Business Experience During Past Five Years

Richard J. M. Poulson (64)	Executive Vice President and Senior Advisor to the Chairman	Mr. Poulson was elected Executive Vice President and Senior Advisor to the Chairman in October 2001. Mr. Poulson joined the Company as Vice President and Senior Advisor to the Chairman in July 1998. Between 1994 and 1998, he was a senior managing director of the Appian Group, a private merchant bank with offices in Washington, D.C. and Paris. Prior to 1994, Mr. Poulson was a senior corporate partner with the law firm Hogan & Hartson in Washington, D.C. and London.

Joseph W. Luter, IV (38)	Executive Vice President	Mr. Luter was elected Executive Vice President of the Company in October 2001. He served as Senior Vice President, Sales and Marketing, of Smithfield Packing from May 2000 until October 2001. Prior to May 2000, he served as Vice President for Sales and Marketing of Smithfield Packing. Mr. Luter is the son of Joseph W. Luter, III.

Daniel G. Stevens (44)	Vice President and Chief Financial Officer	Mr. Stevens was elected Vice President and Chief Financial Officer in October 2001. Mr. Stevens served as Vice President and Controller from June 2000 to October 2001 and as Corporate Controller from November 1998 to June 2000. Prior to that time, he served as International Controller for Energizer Battery Co., a subsidiary of Ralston Purina.

Jerry H. Godwin (56)	President of Murphy-Brown LLC	Mr. Godwin was elected President of Murphy-Brown in April 2001. Prior to April 2001, he was President of Murphy Farms, Inc.

Lewis R. Little (59)	President of Smithfield Packing	Mr. Little was elected President and Chief Operating Officer of the Company and President of Smithfield Packing in November 1996. Mr. Little served as President and Chief Operating Officer of the Company until June 2000.

Joseph B. Sebring (56)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.

Richard V. Vesta (56)	President of Packerland Holdings	Mr. Vesta has served as President of Packerland Holdings since October 1993.

PART II

Item 5.    Market for Company’s Common Equity and Related Stockholder Matters

Market Information

The Common Stock of the Company trades on the New York Stock Exchange under the symbol “SFD.” The following table shows the high and low sales price of the Common Stock of the Company for each quarter of fiscal 2003 and 2002, all of which are adjusted for the two-for-one stock split in the form of a stock dividend effected in September 2001.

	Range of Sales Price
	High	Low
Fiscal year ended April 28, 2002
First quarter	$22.50	$16.83
Second quarter	23.86	19.25
Third quarter	26.93	19.85
Fourth quarter	26.25	20.25
Fiscal year ended April 27, 2003
First quarter	$21.80	$15.02
Second quarter	18.69	14.59
Third quarter	20.45	14.60
Fourth quarter	18.98	16.87

Holders

As of July 11, 2003, there were 1,192 record holders of the Common Stock. In addition, there were on such date 192 record holders of the Exchangeable Shares issued by Smithfield Foods’ subsidiary Smithfield Canada Limited, an Ontario corporation. The terms of such Exchangeable Shares are incorporated by reference to the Exchangeable Share provisions of the Articles of Incorporation, as amended, of Smithfield Canada Limited and a related trust agreement, filed as Exhibits 4.10(a) and 4.10(b) to this Annual Report on Form 10-K.

Dividends

The Company has never paid a cash dividend on its Common Stock and has no current plan to pay cash dividends. In addition, the terms of certain of the Company’s debt agreements prohibit the payment of any cash dividends on the Common Stock. The payment of cash dividends, if any, would be made only from assets legally available for that purpose and would depend on the Company’s financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors then deemed relevant by the board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this Item regarding equity compensation plans is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 3, 2003 under the heading entitled “Equity Compensation Plans.”

Item 6.    Selected Financial Data

The selected consolidated financial data set forth below for the fiscal years indicated were derived from the Company’s audited consolidated financial statements. The information should be read in conjunction with the Company’s consolidated financial statements (including the notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in, or incorporated by reference into, this report.

	Fiscal Year Ended
	April 27, 2003	April 28, 2002	April 29, 2001	April 30, 2000	May 2, 1999
	(in millions, except per share data)
Statement of Operations Data:
Sales	$7,904.5	$7,356.1	$5,899.9	$5,150.5	$3,775.0
Cost of sales	7,203.4	6,393.0	5,069.6	4,557.7	3,291.7

Gross profit	701.1	963.1	830.3	592.8	483.3
Selling, general and administrative expenses	567.9	558.0	463.0	400.8	299.3
Interest expense	94.0	94.3	89.0	71.9	40.5
Gain on sale of IBP, inc. common stock	—	(7.0)	(79.0)	—	—

Income before income taxes	39.2	317.8	357.3	120.1	143.5
Income taxes	12.9	120.9	133.8	45.0	48.6

Net income(1)	$26.3	$196.9	$223.5	$75.1	$94.9

Diluted Income Per Share:
Net Income(1)	$.24	$1.78	$2.03	$.76	$1.16

Weighted average diluted shares outstanding	109.8	110.4	110.1	98.8	81.9
Balance Sheet Data:
Working capital	$833.0	$798.5	$635.4	$609.9	$215.9
Total assets	4,210.6	3,872.7	3,250.9	3,129.6	1,771.6
Long-term debt and capital lease obligations	1,599.1	1,387.1	1,146.2	1,187.8	594.2
Shareholders’ equity	1,299.2	1,362.8	1,053.1	902.9	542.2

(1)	Fiscal 2001 net income and net income per diluted share include gains of $48.6 million, or $.44 per diluted share. The fiscal 2001 gains relate to the sale of IBP, inc. common stock, net or related expenses, and the sale of a plant.

The other operational data set forth below are for the fiscal years indicated.

	Fiscal Year Ended
	April 27, 2003	April 28, 2002	April 29, 2001	April 30, 2000	May 2, 1999
	(in millions)
Other Operational Data:
Total hogs processed	21.0	20.1	20.6	20.4	19.2
Processed meat sales (pounds)	2,381.6	2,355.6	2,197.7	2,192.1	1,606.0
Fresh beef sales (pounds)	1,489.7	880.2	—	—	—
Total hogs sold	12.9	12.2	11.8	7.5	2.0

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This discussion of management’s views on the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements.

Smithfield Foods, Inc. and subsidiaries (the Company) is composed of four segments: Pork, Beef, International and the Hog Production Group (HPG). The Pork segment consists primarily of seven wholly or majority owned United States (U.S.) fresh pork and processed meats subsidiaries. The Beef segment is composed of primarily two U.S. beef processing subsidiaries and the International segment consists primarily of four meat processing subsidiaries in Canada, Poland and France. The HPG consists primarily of hog production operations located in the U.S. and Poland. The Pork, International and HPG segments have certain joint ventures and other investments in addition to their primary operations.

The Pork segment includes the Company’s operations that process, package, market and distribute fresh pork and processed meats to retail, foodservice and export channels. Similarly, the Beef segment operations process, package, market and distribute beef products to the same channels. The Company’s International reporting segment includes its meat processing operations outside the U.S. and produces a wide variety of fresh and processed meats for retail, foodservice and export channels. The HPG segment supplies raw materials (live hogs) primarily to the Pork segment and, to a lesser degree, the International segment, as well as to other outside operations.

The Company changed its reporting segments in fiscal 2003 to separately report the meat processing operations, as discussed above. Previously, the Company’s segments were Meat Processing Group and HPG. The Company has reclassified the segment information for fiscal 2002 and 2001 to conform to fiscal 2003 presentation.

RESULTS OF OPERATIONS

Acquisitions

The following acquisitions affect the comparability of the results of operations for fiscal years 2003, 2002 and 2001:

In November of fiscal 2003, the Company acquired Vall, Inc. (Vall) for $60.7 million in cash plus assumed liabilities. Prior to the acquisition, Vall produced approximately 350,000 market hogs annually.

In June of fiscal 2003, the Company acquired an 80% interest in Stefano Foods, Inc. (Stefano’s), a marketer of Italian convenience foods, for $35.8 million in cash plus assumed debt and other liabilities. Prior to the acquisition, Stefano’s had annual sales of approximately $22 million.

In October of fiscal 2002, the Company acquired Packerland Holdings, Inc. (Packerland) and its affiliated companies for 6.3 million shares of the Company’s common stock plus assumed debt and other liabilities. In June of fiscal 2002, the Company acquired Moyer Packing Company (Moyer) for $90.5 million in cash and assumed debt. Packerland and Moyer constitute the Company’s Beef segment. Prior to the acquisition, Packerland and Moyer had combined annual sales of approximately $2 billion.

In September of fiscal 2002, the Company acquired the remaining common shares of Schneider Corporation (Schneider) for 2.8 million shares of the Company’s common stock. Prior to this transaction, the Company owned approximately 63% of the outstanding shares of Schneider.

In July of fiscal 2002, the Company acquired substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix), a producer, marketer and distributor of value-added meat products, for $31.0 million in cash. Prior to the acquisition, Quik-to-Fix had annual sales of approximately $140 million.

In the Company’s third quarter of fiscal 2001, Schneider increased its investment in Saskatchewan-based Mitchell’s Gourmet Foods Inc. (Mitchell’s), a value-added pork processor, to 54%, requiring the Company to consolidate Mitchell’s accounts and to discontinue using the equity method of accounting for Mitchell’s. For the fiscal year ended October 2000, Mitchell’s had annual sales of approximately $190 million.

Consolidated

The Company reclassified fiscal 2002 and 2001 depreciation expense, which was previously stated as a separate line item on the consolidated statements of income, into either cost of sales or selling, general and administrative expenses. The consolidated results of operations discussion reflects this reclassification.

Fiscal 2003 Compared to Fiscal 2002

Sales increased $548.4 million, or 7%, reflecting $927.9 million of incremental sales of businesses acquired in fiscal 2003 and 2002, partially offset by a 10% decrease in unit selling prices in the Pork segment. The unit selling price decrease is primarily the result of the impact of sharply lower live hog prices on fresh pork prices. See the following sections for comments on sales changes by reporting segment.

Gross profit decreased $262.0 million, or 27%, primarily the result of sharply lower margins in the HPG on a 21% decrease in live hog market prices, higher raising costs in the HPG and a weak operating environment for fresh pork due to an increased supply of protein in the U.S. market. These declines were partially offset by the inclusion of $75.8 million of gross profit of acquired businesses, higher processed meats margins in the Pork segment and improved results in the International segment. Gross margin percentage decreased to 9% from 13% due primarily to substantially lower margins in the HPG and the results of the Beef segment entities acquired in fiscal 2002. The Beef operations are primarily non-branded, fresh meat businesses with accompanying lower margins.

Selling, general and administrative expenses increased $9.9 million, or 2%. This increase was primarily due to the inclusion of selling, general and administrative expenses of acquired businesses, partially offset by lower variable operating expenses, including advertising and promotion, and a $4.7 million insurance settlement. Prior year results reflect a $5.0 million loss incurred as a result of a fire at a Circle Four farm in Utah.

Interest expense decreased $0.3 million. The decrease is due to a decrease in the average interest rates on the Company’s revolving credit facility and other variable rate debt offset by the inclusion of $7.2 million of interest expense of acquired businesses and additional borrowings associated with the acquisitions.

The effective income tax rate decreased to 33% as compared to 38% in the prior year primarily the result of a significantly greater impact of tax credits on sharply lower earnings and the elimination of non-tax affected losses in foreign jurisdictions. The Company had a valuation allowance of $30.0 million and $28.8 million related to income tax assets as of April 27, 2003 and April 28, 2002, respectively, primarily related to losses in foreign jurisdictions for which no tax benefit was recognized.

Net income and net income per diluted share for fiscal 2003 and 2002, as well as certain items included in net income, are presented below.

	2003		2002
	Net Income	Per Diluted Share	Net Income	Per Diluted Share
	(in millions, except per share data)
Net income, as reported:	$26.3	$.24	$196.9	$1.78

Items included in net income (net of tax):
Insurance settlement	3.1	.03	—	—
Litigation settlement and other charges	(2.3)	(.02)	—	—
Gain on sale of IBP, inc. common stock	—	—	4.2	.04
Fire loss at a hog farm	—	—	(3.0)	(.03)

Total items included in net income	$0.8	$.01	$1.2	$.01

Earnings per diluted share, as shown in the preceding table, was also affected by the issuance of shares in connection with the acquisition of Packerland and the purchase of Schneider’s remaining shares in fiscal 2002 and the retirement of shares under the Company’s share repurchase program in fiscal 2003 and 2002.

Fiscal 2002 Compared to Fiscal 2001

Sales increased $1.5 billion, or 25%, reflecting $1.3 billion of incremental sales of businesses acquired in fiscal 2002 and 2001 and a combined 4% increase in unit selling prices in the Pork and International segments. See the following sections for comments on sales changes by reporting segment.

Gross profit increased $132.8 million, or 16%, primarily the result of higher margins in the Pork segment, the inclusion of $54.8 million of gross profit of acquired businesses and slightly lower raising costs in the HPG. Higher Pork segment margins are the result of product mix in processed meats, a favorable operating environment for fresh pork and a strong emphasis on branded and value-added fresh pork categories. Gross profit percentage decreased to 13% from 14% primarily due to the acquisitions of beef operations. The beef operations are primarily non-branded, fresh meat businesses with accompanying lower margins. Excluding the beef operations, fiscal 2002 gross profit percentage increased to 15% on improved product mix and margins in processed meats.

Selling, general and administrative expenses increased $95.0 million, or 21%. This increase was primarily due to the inclusion of $51.4 million in expenses of acquired businesses, increased advertising and promotion of branded fresh and processed meats and a $5.0 million loss incurred as a result of a fire at a Circle Four farm in Utah. These increases were partially offset by the elimination of goodwill amortization from the adoption of the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) in fiscal 2002. Had SFAS 142 been effective in fiscal 2001, selling, general and administrative expenses would have been reduced by $8.8 million.

Interest expense increased $5.3 million, or 6%, primarily due to the inclusion of the debt of acquired businesses and additional borrowings associated with the acquisitions and the Company’s share repurchase program, partially offset by a decrease in the average interest rates on the revolving credit facility and other variable rate debt.

The effective income tax rate increased to 38% in fiscal 2002 as compared to 37% in fiscal 2001. The increase was due to the increase in the valuation allowances at foreign operations. The Company had a valuation allowance of $28.8 million and $20.2 million related to income tax assets as of April 28, 2002 and April 29, 2001, respectively, primarily the result of losses in foreign jurisdictions for which no tax benefit was recognized.

Net income and net income per diluted share for fiscal 2002 and 2001, as well as certain items included in net income, are presented below.

	2002		2001
	Net Income	Per Diluted Share	Net Income	Per Diluted Share
	(in millions, except per share data)
Net income, as reported:	$196.9	$1.78	$223.5	$2.03

Items included in net income (net of tax):
Gain on sale of IBP, inc. common stock	4.2	.04	45.2	.41
Fire loss at a hog farm	(3.0)	(.03)	—	—
Sale of Canadian plant	—	—	3.4	.03
Goodwill amortization	—	—	(8.8)	(.08)

Total items included in net income	$1.2	$.01	$39.8	$.36

Earnings per diluted share, as shown in the preceding table, was also affected by the issuance of shares in connection with the acquisition of Packerland and the purchase of Schneider’s remaining shares in fiscal 2002 and the retirement of shares under the Company’s share repurchase program in fiscal 2002 and 2001.

SEGMENT RESULTS

The Company’s results in fiscal 2003, 2002 and 2001 are discussed by segment below. See also Note 14 to the consolidated financial statements for additional information on the segments, including a reconciliation of segment results to consolidated results.

Pork Segment Results

	2003	2002	% Change	2001	% Change
(in millions)
Sales	$4,286.0	$4,540.3	(6)%	$4,325.1	5%
Operating profit	184.6	163.8	13%	116.8	40%

Fiscal 2003 Compared to Fiscal 2002

Pork sales decreased $254.3 million, or 6%, due to a 10% decrease in average unit selling prices of pork products, partially offset by an 8% increase in processed meats and a 2% increase in fresh pork sales volumes. In addition to lower live hog pricing, fresh pork sales prices were negatively affected by an increased supply of protein in the U.S. market, related to unfavorable export market conditions. Sales volumes increased 2% for fresh pork and 6% for processed meats in the base business, which excludes volumes for Stefano’s and Quik-to-Fix.

Operating profit in the Pork segment increased $20.8 million primarily due to higher margins and volumes in processed meats. These increases were partially offset by lower margins for fresh pork as a result of the unfavorable market conditions referred to previously. Increased processed meats margins reflected improved product mix and lower raw material costs. Fresh pork margin decreases were partially offset by the Company’s continued emphasis on branded and value-added fresh pork categories. Margins were also impacted by lower advertising and promotion costs.

Fiscal 2002 Compared to Fiscal 2001

Pork sales increased $215.2 million, or 5%, due to a 3% increase in average unit selling prices of pork products and a 2% increase in fresh and processed meats sales volume. The increase in average unit selling prices is attributable to a more favorable product mix in processed meats, a strong emphasis on branded and value-

added fresh pork categories and price increases to offset higher raw material prices. Excluding acquired businesses, fresh pork volumes increased 2% while processed meats volumes remained relatively flat.

Operating profit in the Pork segment increased $47.0 million due to higher margins in both fresh and processed meats, partially offset by increased advertising and promotional costs. Fresh pork margins increased as the Company continued its emphasis on the branded, value-added fresh pork categories. Increased processed meats margins reflected higher pricing and improved product mix.

Beef Segment Results

	2003	2002	% Change	2001	% Change
(in millions)
Sales	$2,165.2	$1,286.1	68%	$—	—
Operating profit	77.4	10.0	674%	—	—

Fiscal 2003 Compared to Fiscal 2002

Beef sales increased $879.1 million, or 68%, reflecting a full year of sales of the beef processing operations acquired in fiscal 2002. Average unit selling prices increased 3% reflecting stronger demand for higher quality choice cuts of beef and improved markets for hides and rendered byproducts.

Operating profit increased $67.4 million due to the inclusion of a full year of the beef operations and higher margins. Increased beef margins reflected higher pricing for choice cuts, hides and rendered byproducts as well as a slight decrease in the cost of live cattle.

International Segment Results

	2003	2002	% Change	2001	% Change
(in millions)
Sales	$1,304.6	$1,254.5	4%	$1,286.2	(2)%
Operating profit	38.7	24.2	60%	18.4	32%

Fiscal 2003 Compared to Fiscal 2002

International sales increased $50.1 million, or 4%, on a 4% increase in sales volume while pricing remained relatively flat.

International operating profit increased $14.5 million, due to sharply higher margins in processed meats due to improved product mix and lower raw material costs. Fresh meat margins decreased slightly as a result of unfavorable market conditions. The Company’s Polish subsidiary, Animex Sp. z o.o. (Animex), with a new management team, experienced its first profitable year since acquisition and Schneider recorded strong results versus the prior year.

Fiscal 2002 Compared to Fiscal 2001

International results were affected by the sale of a fresh meat plant in Canada in the fourth quarter of fiscal 2001 and the consolidation of Mitchell’s in the third quarter of fiscal 2001. International sales decreased $31.7 million, or 2%, due to a 41% decrease in fresh meat sales volumes primarily from the sale of the Canadian plant, partially offset by an 11% increase in average unit selling prices and an 11% increase in processed meats sales volume.

The increase in average unit selling prices is attributable to a more favorable product mix in processed meats and price increases to offset higher raw material prices. In the base business, fresh meat volumes increased 5% and processed meats volumes increased 3%.

International operating profit increased $5.8 million due to higher processed meats margins, partially offset by a $5.1 million gain on the sale of a plant in Canada in fiscal 2001. Increased processed meats margins reflected higher pricing and improved product mix.

Hog Production Group Segment Results

	2003	2002	% Change	2001	% Change
(in millions)
Sales	$1,059.8	$1,265.3	(16)%	$1,225.8	3%
Operating (loss) profit	(108.4)	266.6	(141)%	281.3	(5)%

Fiscal 2003 Compared to Fiscal 2002

HPG sales decreased $205.5 million, or 16%, due to a substantial decrease in live hog market prices. HPG had sales of $841.9 million, at current market prices, to the Pork and International segments, which are eliminated in the Company’s consolidated statements of income.

Operating profit in the HPG decreased $375.0 million due to the decrease in live hog market prices and higher raising costs from increased feed costs in fiscal 2003. HPG operations reflected cost reductions from production efficiencies resulting from the fiscal 2002 consolidation of the Company’s production operations.

Fiscal 2002 Compared to Fiscal 2001

HPG sales increased $39.5 million, or 3%, due to a small increase in head sold offset by a slight decrease in live hog prices. HPG had sales of $956.2 million, at current market prices, to the Pork and International segments, which are eliminated in the Company’s consolidated statements of income.

Operating profit in the HPG decreased $14.7 million due to a 2% decrease in live hog prices and a $5.0 million loss incurred as a result of a fire at a Circle Four farm in Utah, partially offset by the impact of favorable commodity hedging contracts and lower raising costs.

LIQUIDITY AND CAPITAL RESOURCES

The meat processing industry is characterized by high sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its meat inventories and accounts receivable highly liquid and readily convertible into cash. The HPG also has rapid turnover of accounts receivable. Inventory turnover in the HPG is slower; however, mature hogs are readily convertible into cash. Borrowings under the Company’s credit facilities are used to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs.

Cash provided by operations decreased to $82.8 million in fiscal 2003 from $298.6 million in fiscal 2002. This decrease was primarily attributed to lower earnings in the current year. Changes in operating assets and liabilities used $98.1 million of cash in fiscal 2003 compared to $43.9 million of cash in fiscal 2002 due to increased working capital investments in the current year.

Cash used in investing activities was $288.8 million in fiscal 2003 compared to $277.3 million in fiscal 2002. During fiscal 2003, the Company invested $110.4 million in business acquisitions, primarily related to the acquisitions of Vall and Stefano’s, as compared to $167.0 million in the prior year, primarily related to the acquisitions of Moyer and Quik-to-Fix. The Company also sold its remaining investment in IBP common stock during fiscal 2002, generating $58.6 million in cash. Capital expenditures in fiscal 2003 totaled $180.3 million, primarily related to fresh pork and processed meats expansion, plant improvement projects and additional hog production facilities. As of April 27, 2003, the Company had definitive commitments of $127.8 million for capital expenditures primarily for processed meats expansion and production efficiency projects. The Company expects to fund these capital expenditures with cash flow from operations and borrowings under its revolving credit facility.

The Company’s financing activities in fiscal 2003 provided $199.5 million in cash compared to $7.7 million of cash used by financing activities in fiscal 2002. The Company increased its borrowings under its primary revolving credit facility (the facility) $301.0 million to fund investment activity and to make principal repayments on long-term debt and repurchase 0.9 million shares of the Company’s common stock. As of June 27, 2003, 16.8 million shares of the Company’s common stock have been repurchased under an 18.0 million-share repurchase program. In fiscal 2002, the Company issued $300.0 million of eight-year, 8.0% senior unsecured notes. The net proceeds from the sale of the notes were used to repay indebtedness under the Company’s revolving credit facility. This repayment was offset by borrowings under the Company’s revolving credit facility to fund investment activity and to repurchase shares of the Company’s common stock. Also, in fiscal 2002, the Company’s Polish subsidiary, Animex, and Schneider entered into new long-term debt arrangements. These proceeds were used to repay existing indebtedness.

The Company’s various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, current ratio, fixed charges, capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets, and payments of dividends to shareholders. In the last half of fiscal 2003, the Company on two occasions obtained amendments to the facility and certain of its senior secured notes to suspend certain financial covenants, to make certain financial covenants less restrictive and to provide additional financial flexibility due to the unfavorable market conditions that affected the Company during fiscal 2003.

The covenants in the facility were amended to suspend the leverage ratio, and reduce the interest coverage ratio, impose a borrowing base limitation and require certain minimum liquidity levels when the Company is acquiring other businesses. The Company has the right to elect out of the borrowing requirements in which case the suspended and reduced covenants will be reinstated. The covenants in the Company’s senior secured notes were amended to suspend certain leverage ratios through July 2005, potentially increase interest charges during this suspension period, reduce the fixed charge coverage ratio, increase the minimum working capital requirement, establish maintenance of debt to total capitalization ratios and require certain minimum liquidity levels when the Company is acquiring other businesses. Beginning in August 2005, the Company will be required to maintain certain financial covenants at their original levels (fixed charges coverage, as defined, of greater than or equal to 1.50 to 1; consolidated funded debt to EBITDA, as defined, of less than or equal to 4.00 to 1; and consolidated senior funded debt to EBITDA, as defined, of less than or equal to 3.20 to 1).

As part of the amendment to the facility, the Company received additional commitments to increase the size of the facility from $750.0 million to $900.0 million, subject to the borrowing base limitation based on eligible domestic inventory and receivables. The facility bears interest, at the Company’s option, at variable rates based on margins over the federal funds rate or LIBOR. The applicable interest margin for the Company’s borrowings may be increased or decreased based upon the Company’s leverage ratio, as defined in the facility. At April 27, 2003, the Company had unused availability of $248.5 million under the facility.

As of April 27, 2003, the Company was in compliance with all debt covenants. If market conditions remain depressed and the Company’s operating results do not recover as anticipated, the Company may have to request additional relief from these financial covenants and there can be no assurance that the Company would be able to obtain such relief. Management believes that the amended loan covenants will not limit the Company’s access to capital markets and that through internally generated funds and access to global capital markets, funds are available to adequately meet the Company’s current and future operating and capital needs.

In May of fiscal 2004, the Company issued $350.0 million of ten-year, 7.75% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the facility. Thereafter, the Company expects to use availability under the facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions. As of April 27, 2003, on a pro forma basis after giving effect to the application of the net proceeds of these notes and the effect of outstanding letters of credit, the Company’s availability under the facility would have been $593.2 million.

In June of fiscal 2004, the Company filed a shelf registration statement with the Securities and Exchange Commission to register sales of up to $750.0 million of its debt, stock and other securities from time to time. Net proceeds to the Company from the possible sale of these securities would be used for general corporate purposes, including an expansion of the Company’s processed meats business and strategic acquisitions.

In July of fiscal 2004, the Company entered into a definitive asset purchase agreement with Farmland Industries, Inc. (See Recent Developments).

Contractual Obligations and Commercial Commitments.    The following table provides information about the Company’s contractual obligations as of April 27, 2003:

	Payments Due By Fiscal Year
	2004	2005	2006	2007	2008	After 2008
	(in millions)
Long-term debt	$112.4	$81.2	$72.0	$748.1	$219.5	$471.4
Capital lease obligations, including interest	3.3	3.5	2.0	0.7	0.7	0.9
Operating leases	38.1	30.0	24.9	23.7	15.2	28.8
Capital expenditure commitments	127.8	—	—	—	—	—
Purchase obligations:
Hog procurement(1)	399.9	317.9	317.9	317.9	317.9	—
Cattle procurement(2)	295.8	13.3	—	—	—	—
Contract hog growers(3)	207.2	88.6	88.6	60.7	60.7	29.2
Other(4)	169.8	31.5	7.9	3.2	2.5	8.6

Total	$1,354.3	$566.0	$513.3	$1,154.3	$616.5	$538.9

(1)	Through the Pork and International segments, the Company has purchase agreements with certain hog producers. Some of these arrangements obligate the Company to purchase all of the hogs that these producers produce. Other arrangements obligate the Company to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that the Company will be obligated to purchase and the uncertainty of market prices at the time of hog purchases, the Company has estimated its obligations under these arrangements. The Company based its estimates on past history for hog quantities. For fiscal 2004, the average purchase price estimated is based on available futures contract values and internal projections adjusted for historical quality premiums. For prices beyond fiscal 2004, the Company estimated the market price of hogs based on the ten-year average of $0.42 per pound.
(2)	Through the Beef segment, the Company has purchase agreements with certain cattle producers. Some of these arrangements are fixed price contracts and others obligate the Company to purchase a fixed amount of cattle at the market price at the time of delivery. For the fixed price contracts, the actual amounts are shown in the table. Due to the uncertainty of future market prices for cattle, the Company based its fixed quantity obligations on available futures contract values.
(3)	Through the HPG, the Company uses independent farmers and their facilities to raise hogs produced from the Company’s breeding stock. Under multi-year contracts, the farmers provide the initial facility investment, labor and front line management in exchange for a performance-based service fee payable upon delivery. The Company is obligated to pay this service fee for all hogs delivered. The Company has estimated its obligation based on expected hogs delivered from these farmers.
(4)	Includes $146.0 million for forward grain contracts.

Guarantees

As part of its business, the Company is a party to various financial guarantees and other commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and third parties. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets. The possibility that the Company would have to make actual cash outlays in connection with these obligations is largely dependent on the performance of the subsidiaries, investees and third parties, or the occurrence of future events that the Company is unable to predict. The Company would record a liability if events occurred that required one to be established. See Note 9 to the consolidated financial statements for more information on accounting and disclosure requirements concerning guarantees.

The Company has an agreement to provide a $30.0 million line of credit to Pennexx Foods, Inc. (Pennexx), a case-ready meat provider, 41% owned by the Company. As of April 27, 2003, in connection with the line of credit, Pennexx has outstanding borrowings of $11.5 million and the Company is a guarantor on $12.1 million of Pennexx’s equipment lease obligations (see Recent Developments). The Company also guarantees the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: up to $6.0 million of loans obtained by strategically important farmers under contract to the HPG; up to $3.5 million of liabilities with respect to currency swaps executed by one of the Company’s Mexican joint ventures, Granjas Carroll de Mexico; and $3.0 million of debt borrowed by another of the Company’s Mexican joint ventures, Agroindustrial del Noroeste.

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

The Company also enters into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and periodically enters into foreign exchange forward contracts to hedge certain of its foreign currency exposure. The foreign currency and interest rate derivatives are recorded as cash flow hedges or fair value hedges, as appropriate, and were not material to the results of operations for the fiscal years ended April 27, 2003 and April 28, 2002.

Commodity—Cash Flow Hedges

The Company utilizes derivatives (primarily futures contracts) to manage its exposure to the variability in expected future cash flows attributable to commodity price risk associated with forecasted purchases and sales of live hogs, live cattle, corn and soybean meal. These derivatives have been designated as cash flow hedges.

Ineffectiveness related to the Company’s cash flow hedges was not material in fiscal 2003 and 2002. There were no derivative gains or losses excluded from the assessment of hedge effectiveness and no hedges were discontinued during these time periods as a result of it becoming probable that the forecasted transaction would not occur.

Commodity—Fair Value Hedges

The Company’s commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designated as fair value hedges. These derivatives are designated as hedges of firm commitments to buy or sell live hogs, live cattle, corn and soybean meal. Ineffectiveness related to the Company’s fair value hedges was not material in fiscal 2003 and 2002. There were no derivative gains or losses excluded from the assessment of hedge effectiveness during these time periods.

The following table provides the fair value of the Company’s open derivative financial instruments as of April 27, 2003 and April 28, 2002. Grain contract fair values as of April 27, 2003 and April 28, 2002 were negligible.

	April 27, 2003	April 28, 2002
(in millions)
Livestock	$(0.1)	$5.0
Other commodities	0.1	(0.3)
Interest rates	(0.9)	(1.1)
Foreign currency	(1.8)	(0.3)

The variation in the Company’s fair value of open derivative financial instruments from period to period is primarily based on the Company’s analysis of current and future market conditions which results in varying hedge portfolios to reduce the perceived risk to acceptable levels. As of April 27, 2003, no commodity futures contracts exceeded twelve months.

The following table presents the sensitivity of the fair value of the Company’s open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of April 27, 2003 and April 28, 2002.

	April 27, 2003	April 28, 2002
(in millions)
Livestock	$8.8	$5.1
Grains	1.3	0.1
Other commodities	1.4	0.7
Interest rates	0.2	0.6
Foreign currency	7.6	2.2

For the fiscal years ended April 27, 2003 and April 28, 2002, the Company reported gains on its closed derivative instruments of approximately $6.2 million and $14.6 million, respectively. For the fiscal years ended April 27, 2003 and April 28, 2002, the Company hedged approximately 8.9% and 89.0% of its grain purchases and 41.4% and 49.7% of its livestock produced, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements requires management to make certain estimates and assumptions. The estimates and assumptions are based on the Company’s experience combined with management’s understanding of current facts and circumstances. These estimates may differ from actual results. Certain of the Company’s accounting policies are considered critical as they are both important to reflect the Company’s financial position and results of operations and require significant or complex judgement on the part of management. The following is a summary of certain accounting policies considered critical by the management of the Company.

Hedge Accounting

The Company uses derivative financial instruments to manage exposures to fluctuations in commodity prices and accounts for the use of such instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS 133). SFAS 133 requires a quarterly historical assessment of the effectiveness of the instrument. In rare circumstances, volatile activity in the commodity markets could cause this assessment to temporarily reflect the instrument as an ineffective hedge and hedge accounting would be discontinued.

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

Pension Accounting

The measurement of the Company’s pension obligations, costs and liabilities is dependent on a variety of assumptions of future events. The key assumptions include:

•	Discount rates

•	Salary growth

•	Retirement ages/mortality rates

•	Expected return on plan assets

These assumptions may have an effect on the amount and timing of future contributions. The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the Company’s expected benefit payment stream. The salary growth assumptions reflect the Company’s long-term actual experience, the near-term outlook and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience. The expected return on plan assets reflects asset allocations, investment strategy and historical returns of the asset categories. The effects of actual results differing from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense in such future periods.

Sensitivity Analysis    The effect of the indicated decrease in the selected assumptions is shown below for April 27, 2003, assuming no changes in benefit levels and no amortization of gains or losses for the Company’s major plans in 2004 (in millions):

Assumption	Percentage Point Decrease	Decline in Funded Status	Reduction in Equity	Higher Fiscal 2004 Expense
Discount rate	0.50%	$39.5	$31.8	$6.3
Expected return on assets	0.50%	—	—	2.0

The Company recorded net expense in the statement of operations related to its pension plans of $12.4 million and $8.3 million, including $41.0 million and $39.6 million of expected pension returns for fiscal 2003 and 2002, respectively.

The Company has suffered, as most investors have, from the devaluation of the stock markets this past year, which has reduced its plan assets. In addition, the market rate for high-quality fixed income investments is much lower than in previous years, compelling the Company to lower discount rate assumptions from 7.2% to 6.3% and the expected return on assets from 8.6% to 8.3% in the current year. A lower discount rate increases the present value of benefit obligations and increases pension expense. Pension expense is negatively affected by lower anticipated returns on assets. The increase in the pension obligation and the reduction in plan assets have increased the Company’s minimum pension liability by $96.9 million in fiscal 2003 to $106.8 million (see consolidated statements of shareholders’ equity and accumulated other comprehensive loss at Note 6 to the consolidated financial statements). This minimum pension liability increase will not require immediate funding and could potentially be reduced or eliminated in the future if asset returns become more favorable and the discount rate can be increased. Although the underfunded status of the Company’s pension funds has increased significantly in fiscal 2003, the Company does not expect funding requirements to increase in fiscal 2004 compared to fiscal 2003 due to temporary funding relief provisions enacted by Congress effective through December 2003. Due to the nature of the funding formulas, the Company does not expect significant funding increases before fiscal 2006. Significant funding increases may be deferred even longer if the Company’s funding status significantly improves or if the funding relief provisions are extended by Congress. However, the Company does not know whether these temporary funding relief provisions will be extended. The Company’s pension plan funding was $25.3 million and $11.7 million for fiscal 2003 and 2002, respectively, and is expected to be $24.9 million in fiscal 2004. The Company expects pension expense for fiscal 2004 to be approximately $41.4 million.

Goodwill and Intangible Assets

The Company adopted SFAS 142 in fiscal 2002. Accordingly, the Company no longer amortizes goodwill and certain other intangible assets on a periodic basis. Instead, SFAS 142 requires that these assets be tested at least annually for impairment. For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists. The Company calculates the fair value of each reporting unit, using estimates of future cash flows when quoted market prices are not available. In fiscal 2003, the Company allocated goodwill to applicable reporting units, estimated fair value and performed the impairment test. To test impairment of intangible assets that are not subject to amortization, the fair value of the intangible asset is compared to the book value. As a result of these procedures, management believes there is no material exposure to a loss from impairment of goodwill and other intangible assets. However, actual results could differ from the Company’s cash flow estimates, which would affect the assessment of impairment and, therefore, could have a material adverse impact on the financial statements.

RISK FACTORS

As a participant in the meat processing and hog production industries, the Company is subject to risks and uncertainties which have had at times, and may in the future have, material adverse effects on the Company’s results of operations and financial position.

Market Risk

The Company is largely dependent on the cost and supply of hogs, cattle and feed ingredients and the selling price of the Company’s products and competing protein products, all of which are determined by constantly changing market forces of supply and demand as well as other factors over which the Company has little or no control. These other factors include fluctuations in the size of North American hog and cattle herds, environmental and conservation regulations, import and export restrictions, economic conditions, weather and livestock diseases. The Company attempts to manage certain of these risks through the use of financial instruments, which are described previously.

Food Safety and Consumer Health Risk

The Company is subject to risks affecting the food industry generally, including risks posed by food spoilage or food contamination, consumer product liability claims, product tampering, the possible unavailability and expense of liability insurance and the potential cost and disruption of a product recall.

The Company’s manufacturing facilities and products are subject to constant federal inspection and extensive regulation in the food safety area (see also Note 12 to the consolidated financial statements). The Company has systems in place to monitor food safety risks throughout all stages of the manufacturing process (including the production of raw materials in the HPG). The Company also simulates product recalls to minimize its exposure to potential product liability claims and consumer health risks. However, the Company cannot assure that compliance with procedures and regulations will necessarily mitigate the risk related to food safety nor that the impact of a product contamination will not have a material adverse impact on the Company’s financial statements.

Environmental Risk

The Company’s operations are subject to extensive and increasingly stringent federal, state and local laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling, utilization or disposition of materials, organic wastes or other potential contaminants. See Note 12 to the consolidated financial statements for further discussion of regulatory compliance as it relates to environmental risk. Failure to comply with these laws and regulations and any future changes to them may result in significant costs including civil and criminal penalties, liability for damages and negative publicity.

The Company has incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations. The Company closely monitors compliance with regulatory requirements through a variety of environmental management systems. However, the Company cannot assure that additional environmental issues will not require currently unanticipated investigation, assessment or expenditures, or that requirements applicable to the Company will not be altered in ways that will require the Company to incur significant additional costs.

Livestock Risk

The Company is subject to risks relating to its ability to maintain animal health status in the HPG. Livestock health problems could adversely impact production, supply of raw material to the Pork, Beef and International segments and consumer confidence.

The Company monitors herd health on a daily basis and has bio-security procedures and employee training programs in place throughout the hog production network to reduce the risk related to potential exposure of hogs to infectious diseases. Although there have been no reported cases of major livestock disease outbreaks in the U.S., there have been adverse effects in the livestock industries of Canada, Europe and South America from disease and the Company cannot assure that livestock disease will not have a material adverse effect on the Company’s financial statements.

Packer Ban on Livestock Ownership

In the past, Congress has considered and the State of Iowa has adopted legislation that would prohibit or restrict meat packers from owning livestock (see State of Iowa legislation at Note 12 to the consolidated financial statements). The Company cannot assure that similar legislation affecting its operations will not be adopted at the federal or state levels in the future. Such legislation, if adopted and not successfully challenged, could have a material adverse impact on the Company’s operations and its financial statements. The Company has and will continue to aggressively challenge any such legislation.

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

As currently structured, a breach of a covenant or restriction in any of the agreements could result in a default that would in turn default other agreements, allowing the affected lenders to accelerate the repayment of principal and accrued interest on their outstanding loans, if they chose, and terminate their commitments to lend additional funds. The future ability of the Company and its operating subsidiaries to comply with financial covenants, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance which is subject to economic, financial, competitive and other factors. As discussed in Liquidity and Capital Resources, the Company obtained amendments, in fiscal 2003, to the facility and certain of its senior notes to suspend and/or make certain financial covenants less restrictive. As of April 27, 2003, the Company and its subsidiaries were in compliance with the financial covenants and restrictions in all outstanding loan agreements.

RECENT DEVELOPMENTS

In May of fiscal 2004, the Company notified Pennexx that it was in default under the Company’s credit agreement. At that time, the Company terminated its commitment to make further loans under the credit agreement and demanded repayment of all amounts currently outstanding. In June of fiscal 2004, the Company took possession of Pennexx’s assets due to Pennexx’s inability to pay amounts owed to the Company under the credit agreement. The Company also assumed the $12.1 million of Pennexx equipment lease obligations. As a result of operating losses at Pennexx subsequent to the Company’s original investment, the carrying value of the Company’s 41% equity investment in Pennexx is zero as of April 27, 2003. The Company is currently evaluating the value of the underlying assets securing the credit agreement and operating the assets under the name Showcase Foods, Inc. as a part of the Beef segment.

In July of fiscal 2004, the Company entered into a definitive asset purchase agreement with Farmland Industries, Inc. (Farmland) under which the Company will acquire substantially all of the assets, and certain liabilities, of Farmland Foods, Farmland’s pork production and processing business, for approximately $363.5 million in cash. The acquisition is subject to completion of the auction process and regulatory approval. Consistent with the Company’s acquisition strategy for larger acquisitions, the Company expects to finance this acquisition with a combination of equity and debt. Farmland Foods has annual sales of approximately $1,800.0 million.

The Company anticipates entering into a definitive purchase agreement during the second quarter of fiscal 2004, for the acquisition of 90% of the outstanding shares of a privately-held producer of processed meats products located in the eastern U.S. The purchase price is expected to be in the range of $50.0 million – $60.0 million. This company has annual sales of approximately $70.0 million.

FORWARD-LOOKING INFORMATION

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The Company’s forward-looking statements are subject to many risks and uncertainties, including the availability and prices of live hogs and cattle, raw materials and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the cost of compliance with environmental and health standards, adverse results from ongoing litigation, actions of domestic and foreign governments, and the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under “Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk

Incorporated by reference to “Derivative Financial Instruments” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements other than historical information incorporated in this Item 7A are forward looking statements. The actual impact of future market changes could differ materially because of, among others, the factors discussed in this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) hereof are incorporated herein by reference and are filed as a part of this report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Company

(a) Information required by this Item regarding directors and all persons nominated or chosen to become directors is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 3, 2003 under the headings entitled “Nominees for Election to Three-Year Terms,” “Directors whose Terms do not Expire this Year,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

(b) Information required by this Item regarding the executive officers of the Company is included after Part I of this Annual Report on Form 10-K.

Item 11.    Executive Compensation

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 3, 2003 under the headings entitled “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values,” “Pension Plan Table,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance—Director Compensation,” “Compensation Committee Report on Executive Compensation” and “Performance Graph.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 3, 2003 under the headings entitled “Principal Shareholders”, “Common Stock Ownership of Executive Officers and Directors” and “Equity Compensation Plans.”

Item 13.    Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 3, 2003 under the headings entitled “Other Transactions” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.    Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date these controls were evaluated.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Amended and Restated Note Purchase Agreement dated as of October 31, 1999, among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $196,882,354 in senior secured notes, series B through H (incorporated by reference to Exhibit 4.7(a) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 30, 2000 filed with the SEC on July 28, 2000).

Exhibit 4.1(b)	—

Amendment Agreement No. 1 dated as of December 7, 2001, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 31, 1999 relating to $196,882,354 in senior secured notes, series B through H (incorporated by reference to Exhibit 4.4(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

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

Joint and Several Guaranty of series B through H senior secured notes dated as of December 7, 2001, by Central Plains Farms LLC, Coddle Roasted Meats, Inc., Great Lakes Cattle Credit Company, LLC, Hancock’s Old Fashioned Country Hams, Inc., Iowa Quality Meats, Ltd., Lykes Meat Group, Inc., Moyer Packing Company, Murco Foods, Inc., North Side Foods Corp., Packerland Holdings, Inc., Packerland Processing Company, Inc., Patrick Cudahy Incorporated, Premium Pork, Inc., Quarter M. Farms, LLC, Quik-To-Fix Foods, Inc., Stadler’s Country Hams, Inc., Sun Land Beef Company, Sunnyland, Inc. and The Smithfield Companies, Inc.(incorporated by reference to Exhibit 4.4(b) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

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

Exhibit 4.1(g)	—

Joinder Agreement dated as of April 29, 2002, among Brown’s Realty Partnership and Smithfield Packing Realty Partnership regarding guaranty of series B through H senior secured notes (incorporated by reference to Exhibit 4.1(g) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 4.1(h)	—

Amendment Agreement No. 2 dated as of December 31, 2002, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 31, 1999 relating to $196,882,354 in senior secured notes, series B through H (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2003).

Exhibit 4.1(i)	—

Amendment Agreement No. 3 dated as of April 4, 2003 among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 31, 1999, as amended, relating to $196,882,354 in senior secured notes, series B through H (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2003).

Exhibit 4.2	—

Indenture between the Company and SunTrust Bank, Atlanta dated February 9, 1997 regarding the issuance by the Company of $200,000,000 of its subordinated notes (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 10-Q for the fiscal quarter ended February 1, 1998 filed with the SEC on March 17, 1998).

Exhibit 4.3(a)	—

Amended and Restated Note Purchase Agreement dated as of October 27, 1999, among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.8(a) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 30, 2000 filed with the SEC on July 28, 2000).

Exhibit 4.3(b)	—

Amendment Agreement No. 1 dated as of December 7, 2001, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 27, 1999 relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.3(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

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

Exhibit 4.3(f)	—

Joinder Agreement regarding guaranty of series I through L senior secured notes dated as of April 29, 2002, among Brown’s Realty Partnership and Smithfield Packing Realty Partnership (incorporated by reference to Exhibit 4.3(f) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 4.3(g)	—

Amendment Agreement No. 2 dated as of December 31, 2002, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 27, 1999 relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2003).

Exhibit 4.3(h)	—

Amendment Agreement No. 3 dated as of April 4, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 27, 1999, as amended, relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2003).

Exhibit 4.4(a)	—

Note Purchase Agreement dated as of June 2, 2000 among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $100,000,000 in senior secured notes, series M through N (incorporated by reference to Exhibit 4.4(a) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 29, 2001 filed with the SEC on July 30, 2001).

Exhibit 4.4(b)	—

Amendment Agreement No. 1 dated as of December 7, 2001, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000 relating to $100,000,000 in senior secured notes, series M through N (incorporated by reference to Exhibit 4.5(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

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

Exhibit 4.4(e)	—

Joinder Agreement dated as of April 29, 2002, among Brown’s Realty Partnership and Smithfield Packing Realty Partnership regarding guaranty of series M through N senior secured notes (incorporated by reference to Exhibit 4.4(e) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 4.4(f)	—

Amendment Agreement No. 2 dated as of December 31, 2002, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000 relating to $100,000,000 in senior secured notes, series M through N (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2003).

Exhibit 4.4(g)	—

Amendment Agreement No. 3 dated as of April 4, 2003 among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000, as amended, relating to $100,000,000 in senior secured notes, series M through N (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2003).

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

Indenture between the Company and SunTrust Bank, as trustee, dated October 23, 2001 regarding the issuance by the Company of $300,000,000 senior notes (incorporated by reference to Exhibit 4.3(a) to the Company’s Registration Statement on Form S-4 filed with the SEC on November 30, 2001).

Exhibit 4.7(a)	—

Multi-Year Credit Agreement dated as of December 6, 2001 among the Company, the Subsidiary Guarantors Party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to a $750,000,000 secured multi-year revolving credit facility (incorporated by reference to Exhibit 4.2(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

Exhibit 4.7(b)	—

Amendment No. 1 dated as of June 6, 2002 among the Company, the Subsidiary Guarantors Party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001 for a $750,000,000 secured multi-year revolving credit facility (incorporated by reference to Exhibit 4.7(b) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 4.7(c)	—

Security Agreement dated as of December 6, 2001, among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Collateral Agent, relating to the Company’s multi-year revolving credit facility (incorporated by reference to Exhibit 4.2(b) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

Exhibit 4.7(d)	—

Amendment No. 2 dated as of November 13, 2002 among the Company, the Subsidiary Guarantors Party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001 for a $750,000,000 secured multi-year revolving credit facility (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2002).

Exhibit 4.7(e)	—

Amendment No. 3 dated as of April 4, 2003 among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Collateral Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001 for a $900,000,000 (formerly $750,000,000) secured multi-year revolving credit facility (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2003).

Exhibit 4.8(a)	—

Note Purchase Agreement dated as of March 1, 2002 among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $55,000,000 in senior secured notes, series O through P (incorporated by reference to Exhibit 4.8(a) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 4.8(b)	—

Joint and Several Guaranty of series O through P senior secured notes dated as of March 1, 2002, by Brown’s of Carolina LLC, Brown’s Farms LLC, Carroll’s Foods LLC, Carroll’s Foods of Virginia LLC, Carroll’s Realty, Inc., Carroll’s Realty Partnership, Central Plains Farms LLC, Circle Four LLC, Coddle Roasted Meats, Inc., Great Lakes Cattle Credit Company, LLC, Gwaltney of Smithfield, Ltd., Hancock’s Old Fashioned Country Hams, Inc., Iowa Quality Meats, Ltd., John Morrell & Co., Lykes Meat Group, Inc., Moyer Packing Company, Murco Foods, Inc., Murphy-Brown LLC, Murphy Farms LLC, North Side Foods Corp., Packerland Holdings, Inc., Packerland Processing Company, Inc., Patrick Cudahy Incorporated, Premium Pork, Inc., Quarter M Farms, LLC, Quik-To-Fix Foods, Inc., SFFC, Inc., Smithfield-Carroll’s Farms, Smithfield Packing Real Estate, LLC, Stadler’s Country Hams, Inc., Sun Land Beef Company, Sunnyland, Inc., The Smithfield Companies, Inc. and The Smithfield Packing Company, Incorporated (incorporated by reference to Exhibit 4.8(b) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 4.8(c)	—

Joinder Agreement dated as of April 29, 2002, among Brown’s Realty Partnership and Smithfield Packing Realty Partnership regarding guaranty of series O through P senior secured notes (incorporated by reference to Exhibit 4.8(c) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 4.8(d)	—

Amendment Agreement No. 1 dated as of December 31, 2002, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Purchase Agreement dated as of June 2, 2000 relating to $55,000,000 in senior secured notes, series O through P (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2003).

Exhibit 4.8(e)	—

Amendment Agreement No. 2 dated as of April 4, 2003 among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000, as amended, relating to $55,000,000 in senior secured notes, series O through P (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2003).

Exhibit 4.9	—

Rights Agreement, dated as of May 30, 2001, between the Company and ComputerShare Investor Services, LLC, Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed with the Commission on May 30, 2001).

Exhibit 4.10(a)	—

Exchangeable Share Provisions (excerpted from the Articles of Incorporation, as amended, of Smithfield Canada Limited) (incorporated by reference to Exhibit 4.5(d) to the Company’s Annual Report on Form 10-K for its fiscal year ended May 2, 1999 filed with the SEC on August 2, 1999).

Exhibit 4.10(b)	—

Voting, Support and Exchange Trust Agreement among Smithfield Foods, Inc., Smithfield Canada Limited and CIBC Mellon Trust Company, dated as of November 10, 1998 (incorporated by reference to Exhibit 4.5(c) to the Company’s Annual Report on Form 10-K for its fiscal year ended May 2, 1999 filed with the SEC on August 2, 1999).

Exhibit 4.11(a)*	—	Indenture between the Company and SunTrust Bank, as trustee, dated May 21, 2003 regarding the issuance by the Company of $350,000,000 senior notes.

Exhibit 4.11(b)*	—

Registration Rights Agreement dated as of May 21, 2003 among the Company and the Initial Purchasers named therein, regarding the registration by the Company of $350,000,000 senior notes.

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

Registration Rights Agreement between the Company and Wendell H. Murphy, Harry D. Murphy, Joyce M. Norman, Wendell H. Murphy, Jr., Wendy Murphy Crumpler, Stratton K. Murphy, Marc D. Murphy and Angela Brown (excluding the Company, the “Murphy Selling Shareholders”) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 20, 2000 and filed February 14, 2000).

Exhibit 10.2(b)	—

Agreement with Shareholders between the Company and the Murphy Selling Shareholders (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated January 20, 2000 and filed February 14, 2000).

Exhibit 10.3(a)	—

Registration Rights Agreement dated as of October 24, 2001 among Smithfield Foods, Inc. and the shareholders of Packerland Holdings, Inc. (incorporated by reference to Exhibit 10.3(a) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 10.3(b)	—

Shareholders Agreement dated as of October 24, 2001 among Smithfield Foods, Inc. and the shareholders of Packerland Holdings, Inc. (incorporated by reference to Exhibit 10.3(b) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 10.4(a)**	—

Stock Pledge Agreement dated as of October 24, 2001 among Smithfield Foods, Inc. and Richard V. Vesta (incorporated by reference to Exhibit 10.4(a) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 10.4(b)**	—

Promissory Note for $564,000 dated as of December 31, 2001 by Richard V. Vesta (incorporated by reference to Exhibit 10.4(b) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 10.4(c)**	—

Stock Pledge Agreement dated as of April 15, 2002 among Smithfield Foods, Inc. and Richard V. Vesta (incorporated by reference to Exhibit 10.4(c) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 10.4(d)**	—

Promissory Note for $564,000 dated as of April 15, 2002 by Richard V. Vesta (incorporated by reference to Exhibit 10.4(d) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 10.5**	—	Smithfield Foods, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K Annual Report for the fiscal year ended May 2, 1993).

Exhibit 10.6(a)**	—

Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K Annual Report for the fiscal year ended May 3, 1998 filed with the SEC on July 30, 1998).

Exhibit 10.6(b)**	—

Amendment No. 1 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2000 (incorporated by reference to Exhibit 10.6(b) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 10.6(c)**	—

Amendment No. 2 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2001 (incorporated by reference to Exhibit 10.6(c) of the Company’s Annual Report on Form 10-K for its fiscal year ended April 28, 2002 filed with the SEC on July 29, 2002).

Exhibit 21*	—	Subsidiaries of the Company.

Exhibit 23.1*	—	Consent of Independent Auditor.

Exhibit 23.2*	—	Notice Regarding Lack of Consent of Arthur Andersen.

Exhibit 99.1*	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2*	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

(b)  Reports on Form 8-K.

1.	A Current Report on Form 8-K was filed with the SEC on April 11, 2003 to report, under Item 5, the Company’s and the lenders under its multi-year credit facility and certain of its senior secured note loan agreements entering into amendments to those agreements.

2.	A Current Report on Form 8-K was filed with the SEC on May 12, 2003 to report, under Item 5, the Company’s issuance of a press release announcing its offering of Senior Notes.

3.	A Current Report on Form 8-K was filed with the SEC on May 13, 2003 to report under Item 5, the Company’s issuance of a press release announcing its expected earnings for the fiscal year ended April 27, 2003.

4.	A Current Report on Form 8-K was furnished to the SEC on June 4, 2003 to report, under Item 9 indicating a disclosure under Item 12, the Company’s issuance of a press release announcing its results of operations for the fiscal year ended April 27, 2003.

5.	A Current Report on Form 8-K was furnished to the SEC on July 15, 2003 to report, under Item 9, the Company’s issuance of a press release announcing that it had agreed to purchase substantially all of the assets and certain liabilities of Farmland Industries, Inc.’s Farmland Foods business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	SMITHFIELD FOODS, INC.

By:	/s/ JOSEPH W. LUTER, III
Joseph W. Luter, III Chairman of the Board and Chief Executive Officer

Date: July 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. LUTER, III Joseph W. Luter, III	Chairman of the Board and Chief Executive Officer, and Director (Principal Executive Officer)	July 23, 2003

/s/ DANIEL G. STEVENS Daniel G. Stevens	Vice President and Chief Financial Officer (Principal Financial Officer)	July 23, 2003

/s/ JEFFREY A. DEEL Jeffrey A. Deel	Corporate Controller (Principal Accounting Officer)	July 23, 2003

/s/ ROBERT L. BURRUS, JR. Robert L. Burrus, Jr.	Director	July 23, 2003

/s/ CAROL T. CRAWFORD Carol T. Crawford	Director	July 23, 2003

/s/ RAY A. GOLDBERG Ray A. Goldberg	Director	July 23, 2003

/s/ WENDELL H. MURPHY Wendell H. Murphy	Director	July 23, 2003

/s/ FRANK S. ROYAL, M.D. Frank S. Royal, M.D.	Director	July 23, 2003

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director	July 23, 2003

/s/ MELVIN O. WRIGHT Melvin O. Wright	Director	July 23, 2003

Certifications

I, Joseph W. Luter, III, certify that:

1.	I have reviewed this annual report on Form 10-K of Smithfield Foods, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 23, 2003

/s/ JOSEPH W. LUTER, III
Joseph W. Luter, III Chairman of the Board and Chief Executive Officer

I, Daniel G. Stevens, certify that:

1.	I have reviewed this annual report on Form 10-K of Smithfield Foods, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 23, 2003

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

SMITHFIELD FOODS, INC.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Smithfield Foods, Inc.:

We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. (a Virginia corporation) and subsidiaries as of April 27, 2003 and April 28, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Smithfield Foods, Inc. and subsidiaries for the year ended April 29, 2001 were audited by other auditors who ceased operations and whose report dated June 5, 2001, expressed an unqualified opinion on those statements before the revisions described in Note 16 to conform those financial statements to the 2003 presentation.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithfield Foods, Inc. and subsidiaries as of April 27, 2003 and April 28, 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the Consolidated Financial Statements, effective, April 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

As discussed above, the consolidated financial statements of Smithfield Foods, Inc. for the year ended April 29, 2001, were audited by other auditors who have ceased operations. As described in Note 16, these financial statements have been adjusted to reflect a two-for-one stock split, a reclassification of depreciation expense into cost of goods sold and selling, general and administrative expenses, and a change in the composition of reportable segments. We audited the adjustments described in Note 16 that were applied to revise the 2001 financial statements to reflect the two-for-one stock split and the reclassification of depreciation expense. Our procedures included (a) agreeing the adjustments to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the revised amounts based on those records. We also audited the adjustments described in Note 16 that were applied to revise the 2001 financial statements or that were applied to revise the disclosures for reportable segments. Our procedures included (a) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

ERNST & YOUNG LLP

Richmond, Virginia

June 3, 2003

PREDECESSOR AUDITOR (ARTHUR ANDERSEN LLP) OPINION

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. (See also Report of Independent Auditors and Note 16.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Smithfield Foods, Inc.:

We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. (a Virginia corporation) and subsidiaries as of April 29, 2001, and April 30, 2000, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the three years in the period ended April 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smithfield Foods, Inc. and subsidiaries as of April 29, 2001, and April 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Richmond, Virginia
June 5, 2001

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years
	2003	2002	2001
	(in millions, except per share data)
Sales	$7,904.5	$7,356.1	$5,899.9
Cost of sales	7,203.4	6,393.0	5,069.6

Gross profit	701.1	963.1	830.3

Selling, general and administrative expenses	567.9	558.0	463.0
Interest expense	94.0	94.3	89.0
Gain on sale of IBP, inc. common stock (Note 11)	—	(7.0)	(79.0)

Income before income taxes	39.2	317.8	357.3
Income taxes	12.9	120.9	133.8

Net income	$26.3	$196.9	$223.5

Net income per basic common share	$.24	$1.82	$2.06

Net income per diluted common share	$.24	$1.78	$2.03

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	April 27, 2003	April 28, 2002
	(in millions, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$66.0	$71.1
Accounts receivable less allowances of $11.4 and $9.0	463.3	516.7
Inventories	1,064.7	860.5
Prepaid expenses and other current assets	56.5	72.1

Total current assets	1,650.5	1,520.4

Property, plant and equipment:
Land	132.5	105.7
Buildings and improvements	963.4	869.1
Machinery and equipment	1,194.4	1,075.6
Breeding stock	103.4	95.9
Construction in progress	57.9	60.7

	2,451.6	2,207.0
Less accumulated depreciation	(820.1)	(658.9)

Net property, plant and equipment	1,631.5	1,548.1

Other assets:
Goodwill	503.8	448.3
Investments in partnerships	114.6	119.7
Other	310.2	236.2

Total other assets	928.6	804.2

	$4,210.6	$3,872.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$18.9	$24.0
Current portion of long-term debt and capital lease obligations	115.0	68.9
Accounts payable	384.7	355.8
Accrued expenses and other current liabilities	298.9	273.2

Total current liabilities	817.5	721.9

Long-term debt and capital lease obligations	1,599.1	1,387.1

Other noncurrent liabilities:
Deferred income taxes	205.4	271.3
Pension and postretirement benefits	230.6	74.2
Other	46.0	37.3

Total other noncurrent liabilities	482.0	382.8

Minority interests	12.8	18.1

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 109,460,931 and 110,284,112 issued and outstanding	54.7	55.1
Additional paid-in capital	475.5	490.1
Retained earnings	862.0	835.7
Accumulated other comprehensive loss	(93.0)	(18.1)

Total shareholders’ equity	1,299.2	1,362.8

	$4,210.6	$3,872.7

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
	2003	2002	2001
	(in millions)
Operating activities:
Net income	$26.3	$196.9	$223.5
Depreciation and amortization	172.7	148.1	140.1
Deferred income taxes	(16.1)	5.8	(7.2)
Gain on sale of IBP, inc. common stock	—	(7.0)	(79.0)
Gain on sale of property, plant and equipment	(2.0)	(1.3)	(2.7)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	68.5	(24.2)	(4.6)
Inventories	(178.1)	(53.8)	(51.2)
Prepaid expenses and other current assets	(7.3)	43.9	29.8
Other assets	(61.7)	(6.3)	(14.3)
Accounts payable, accrued expenses and other liabilities	80.5	(3.5)	(16.1)

Net cash provided by operating activities	82.8	298.6	218.3

Investing activities:
Capital expenditures	(180.3)	(171.0)	(144.1)
Business acquisitions, net of cash acquired	(110.4)	(167.0)	(29.7)
Proceeds from sale of IBP, inc. common stock	—	58.6	224.5
Investments in IBP, inc. common stock	—	—	(147.4)
Investments in partnerships and other assets	(9.2)	(13.3)	(2.0)
Proceeds from sale of property, plant and equipment	11.1	15.4	38.9

Net cash used in investing activities	(288.8)	(277.3)	(59.8)

Financing activities:
Net borrowings (repayments) on notes payable	0.3	(40.4)	(39.7)
Proceeds from issuance of long-term debt	11.0	408.9	31.0
Net borrowings (repayments) on long-term credit facility	301.0	(148.0)	12.0
Principal payments on long-term debt and capital lease obligations	(89.4)	(146.8)	(86.3)
Repurchase and retirement of common stock	(24.6)	(85.7)	(77.8)
Exercise of common stock options	1.2	4.3	8.4

Net cash provided by (used in) financing activities	199.5	(7.7)	(152.4)

Net (decrease) increase in cash and cash equivalents	(6.5)	13.6	6.1
Effect of currency exchange rates on cash	1.4	1.0	0.5
Cash and cash equivalents at beginning of year	71.1	56.5	49.9

Cash and cash equivalents at end of year	$66.0	$71.1	$56.5

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$98.5	$95.3	$104.4
Income taxes paid	11.5	123.8	126.2

Noncash investing and financing activities:
Common stock issued for acquisitions	$—	$202.7	$—
Common stock repurchases not settled	—	(7.9)	—

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Fiscal Years
	2003	2002	2001
	(in millions)
Common stock—Shares:
Balance, beginning of year	110.3	105.0	109.4
Common stock issued	0.1	9.6	—
Exercise of stock options	0.1	0.3	0.9
Repurchase and retirement of common stock	(1.0)	(4.6)	(5.3)

Balance, end of year	109.5	110.3	105.0

Common stock—Par value:
Balance, beginning of year	$55.1	$52.5	$54.7
Common stock issued	—	4.7	—
Exercise of stock options	0.1	0.2	0.4
Repurchase and retirement of common stock	(0.5)	(2.3)	(2.6)

Balance, end of year	54.7	55.1	52.5

Additional paid-in capital:
Balance, beginning of year	490.1	379.4	446.6
Common stock issued	0.3	197.9	—
Exercise of stock options	1.1	4.1	8.0
Stock option expense	0.2	—	—
Repurchase and retirement of common stock	(16.2)	(91.3)	(75.2)

Balance, end of year	475.5	490.1	379.4

Retained earnings:
Balance, beginning of year	835.7	638.8	415.3
Net income (a)	26.3	196.9	223.5

Balance, end of year	862.0	835.7	638.8

Accumulated other comprehensive (loss) income:
Balance, beginning of year (b)	(18.1)	(17.6)	(13.7)
Unrealized (loss) gain on securities, net of tax of $0.0, $(3.3) and $(28.1)	(0.1)	5.2	45.9
Minimum pension liability, net of tax of $61.5, $0.6 and $0.9	(96.9)	(0.9)	(1.4)
Hedge accounting, net of tax of $(2.3)	3.6	—	—
Transition adjustment for hedge accounting, net of tax of $8.0	—	(12.7)	—
Foreign currency translation	16.7	0.2	(3.2)
Reclassification adjustments:
Hedge accounting	0.8	11.9	—
Securities	1.0	(4.2)	(45.2)

Balance, end of year (c)	(93.0)	(18.1)	(17.6)

Total shareholders’ equity	$1,299.2	$1,362.8	$1,053.1

Total comprehensive (loss) income (a–b+c)	$(48.6)	$196.4	$219.6

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, except per share data)

Note 1:    Summary of Significant Accounting Policies

Nature of Business

Smithfield Foods, Inc. and subsidiaries (the Company) is comprised of four segments: Pork, Beef, International and the Hog Production Group (HPG). The Pork segment consists primarily of seven wholly or majority owned United States (U.S.) fresh pork and processed meats subsidiaries. The Beef segment is comprised of primarily two U.S. beef processing subsidiaries and the International segment consists primarily of four meat processing subsidiaries. The HPG consists primarily of hog production operations located in the U.S. and Poland. The Pork, International and the HPG segments have certain joint ventures and other investments in addition to their primary operations.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest April 30. Fiscal 2003, 2002 and 2001 were all 52 weeks.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The carrying value of cash equivalents approximates market value. As of April 27, 2003 and April 28, 2002, cash and cash equivalents include $1.1 and $20.7, respectively, in short-term marketable securities.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market. Cost includes raw materials, labor and manufacturing and production overhead. Inventories consist of the following:

	April 27, 2003	April 28, 2002
Fresh and processed meats	$442.1	$383.9
Hogs on farms	414.2	349.2
Cattle	85.2	25.2
Manufacturing supplies	55.6	51.9
Other	67.6	50.3

	$1,064.7	$860.5

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets. Buildings and improvements are depreciated over periods from 20 to 40 years. Machinery and equipment is

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciated over periods from five to 20 years. Breeding stock is depreciated over two and one-half years. Assets held under capital leases are classified as property, plant and equipment and amortized over the lease terms. Lease amortization is included in depreciation expense. Depreciation expense is reported in the consolidated statement of income as either cost of sales or selling, general and administrative expenses. Depreciation expense totaled $165.2, $139.9 and $124.8 in fiscal 2003, 2002 and 2001, respectively. Repairs and maintenance charges are expensed as incurred. Repair and maintenance expenses totaled $211.1, $206.1 and $178.9 in fiscal 2003, 2002 and 2001, respectively. Improvements that materially extend the life of the asset are capitalized. Gains and losses from dispositions or retirements of property, plant and equipment are recognized currently.

Interest on capital projects is capitalized during the construction period. Total interest capitalized was $2.5, $1.8 and $2.8 in fiscal 2003, 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

SFAS 141 requires any business combinations to be accounted for using the purchase method. Additionally, SFAS 141 further clarifies the criteria for recognizing identifiable intangible assets separate from goodwill. The Company has applied SFAS 141 to all business combinations in fiscal 2003 and 2002 (Note 2).

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement requires that acquired goodwill and other indefinite-life intangible assets are no longer periodically amortized into income, but are subject to an annual impairment measurement. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In accordance with SFAS 142, amortization of acquired goodwill and other indefinite-life intangible assets was discontinued after fiscal 2001. The Company allocates goodwill to its reporting units and performs an annual assessment for potential impairment. Management believes there is no significant exposure to a loss from impairment of acquired goodwill and other intangible assets as of April 27, 2003. Had SFAS 142 been effective in fiscal 2001, net income and net income per diluted share would have increased $8.8, or $.08 per diluted share, to $232.3, or $2.11 per diluted share.

Deferred debt issuance costs are amortized over the terms of the related loan agreements.

Investments in Partnerships

The Company uses the equity method of accounting for its investments in joint ventures and other entities in which it has more than 20%, but not more than 50%, voting interest. The table below summarizes the Company’s various partnership investments as of April 27, 2003 and April 28, 2002.

	April 27, 2003	April 28, 2002
Carolina Turkeys	$37.3	$28.0
Agroindustrial del Noroeste (Agroindustrial)	20.9	28.0
Granjas Carroll de Mexico (Granjas)	19.1	19.4
Other	37.3	44.3

	$114.6	$119.7

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments and Hedging Activities

On April 30, 2001, the first day of fiscal 2002, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS 133). In accordance with SFAS 133, all derivatives are reflected at their fair value and are recorded in current assets and current liabilities in the consolidated balance sheets as of April 27, 2003 and April 28, 2002. Derivative instruments consist primarily of exchange-traded futures contracts.

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

For derivatives designated as a hedge of a forecasted transaction or of the variability of cash flows related to a recognized asset or liability (cash flow hedges), the effective portion of the change in fair value of the derivative is reported in other comprehensive income (loss) and reclassified into earnings in the period in which the hedged item affects earnings. Amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative are recognized currently in earnings. Gains or losses deferred in accumulated other comprehensive income (loss) associated with terminated derivatives and derivatives that cease to be highly effective hedges remain in accumulated other comprehensive income (loss) until the hedged item affects earnings. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess whether they continue to be probable of occurring. If the forecasted transaction is no longer probable of occurring, any gain or loss deferred in accumulated other comprehensive income (loss) is recognized in earnings currently.

On April 30, 2001, upon adoption of SFAS 133, the Company recorded a $12.7 after-tax loss as a cumulative effect of an accounting change resulting in an increase in other comprehensive loss (net of income tax benefits of $8.0) to recognize the fair value of all derivative financial instruments. All of the transition adjustment recorded in other comprehensive loss at April 30, 2001 was reclassified into earnings during fiscal 2002.

With the adoption of SFAS 133, the accounting for certain aspects of derivative instruments and hedging activities was different in periods prior to its adoption. Prior to fiscal 2002, when the Company entered into derivative commodity instruments (primarily futures contracts) unrealized and realized gains and losses on those hedge contracts were deferred and recognized in income in the same manner as the hedged item. No unrealized gains or losses were reported in other comprehensive income (loss). Prior to fiscal 2002, the Company did not have any significant activity with interest rate or foreign currency derivatives.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Self-Insurance Programs

The Company is self-insured for certain levels of general and vehicle liability, property, workers’ compensation and health care coverage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

Foreign Currency Translation

For the Company’s foreign operations, the local currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the period ending exchange rate. Statement of income amounts are translated to U.S. dollars using average exchange rates during the period. Translation gains and losses are reported as a component of other comprehensive income (loss) in shareholders’ equity. Gains and losses from foreign currency transactions are included in current earnings.

Revenue Recognition

The Company recognizes revenues from product sales upon delivery to customers. Revenue is recorded at the invoice price for each product net of estimated returns and sales incentives provided to customers. Sales incentives include various rebate and promotional programs with the Company’s customers, primarily rebates based on achievement of specified volume or growth in volume levels.

Advertising Costs

Advertising costs are expensed as incurred, except for certain production costs, which are expensed upon the first airing of the advertisement. Advertising costs for fiscal years 2003, 2002 and 2001 were $49.0, $58.0 and $48.4, respectively.

Shipping and Handling Costs

Shipping and handling costs are reported as a component of cost of sales in the Company’s consolidated statement of income.

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

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or the normal operation of long-lived assets, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and can be reasonably estimated. SFAS 143 will be effective for the Company in the first quarter of fiscal 2004. Based on the initial analysis, the Company does not expect the application of SFAS 143 to have a material impact on the Company’s consolidated financial statements.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 expands consolidated financial statements to include certain variable interest entities (VIEs). VIEs are to be consolidated by the company which is considered to be the primary beneficiary of that entity, even if the company does not have majority control. FIN 46 is immediately effective for VIEs created after January 31, 2003 and is effective for the Company in the second quarter of fiscal 2004 for VIEs created prior to February 1, 2003. The Company is evaluating unconsolidated entities in which the Company has significant contractual, ownership, or other pecuniary interests to determine if they are VIEs. Based on the Company’s preliminary analysis, the Company does not expect the application of FIN 46 to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2003 presentations, including the items in Note 16.

Note 2:    Acquisitions

In January of fiscal 2003, Schneider Corporation (Schneider) increased its investment in Saskatchewan-based Mitchell’s Gourmet Foods (Mitchell’s) from 54% to 79%. The balance of the purchase price in excess of the fair value of assets acquired and liabilities assumed at the date of acquisition was recorded as goodwill totaling $3.2.

In November of fiscal 2003, the Company acquired Vall, Inc. (Vall) for $60.7 in cash plus assumed liabilities. Vall, a hog production company with operations in Oklahoma and Texas, produces 350,000 market hogs annually. Had the acquisition of Vall occurred at the beginning of fiscal 2002, there would have been no material effect on sales for fiscal 2003. Net income and net income per diluted share would have been $23.1 and $.21 for fiscal 2003 (unaudited). There would have been no material effect on sales, net income and net income per diluted share for fiscal 2002.

In June of fiscal 2003, the Company acquired an 80% interest in Stefano Foods, Inc. (Stefano’s) for $35.8 in cash plus assumed debt. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $24.4.

In October of fiscal 2002, the Company acquired Packerland Holdings, Inc. (Packerland) and its affiliated companies for 6.3 million shares of the Company’s common stock plus assumed debt and other liabilities.

In June of fiscal 2002, the Company acquired Moyer Packing Company (Moyer) for $90.5 in cash plus assumed debt.

Had the acquisitions of Packerland and Moyer occurred at the beginning of fiscal 2001, sales, net income and net income per diluted share would have been $8,220.0, $202.5 and $1.78, respectively, for fiscal 2002 (unaudited) and $7,958.0, $235.3 and $2.02, respectively, for fiscal 2001 (unaudited).

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition for Packerland and Moyer. The goodwill resulting from these transactions was assigned to the Beef segment.

	Packerland	Moyer
Current assets	$120.9	$62.5
Property, plant and equipment	114.6	56.3
Goodwill	105.7	7.2
Other	7.9	7.0

Total assets acquired	349.1	133.0

Current liabilities	(61.2)	(31.4)
Long-term debt	(123.0)	(7.6)
Deferred tax liabilities	(18.8)	(3.5)

Total liabilities assumed	(203.0)	(42.5)

Net assets acquired	$146.1	$90.5

In September of fiscal 2002, the Company acquired the remaining common shares of Schneider for 2.8 million shares of the Company’s common stock. Prior to this transaction, the Company owned approximately 63% of the outstanding shares of Schneider. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $13.7.

In July of fiscal 2002, the Company acquired substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix) for $31.0 in cash.

In the Company’s third quarter of fiscal 2001, Schneider increased its investment in Mitchell’s to 54%, requiring the Company to consolidate Mitchell’s accounts and to discontinue using the equity method of accounting for Mitchell’s. The balance of the purchase price in excess of the fair value of assets acquired and liabilities assumed at the date of acquisition was recorded as goodwill totaling $21.5.

Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the financial position and results of operations from the dates of acquisition. Had the acquisitions of Stefano’s, Quik-to-Fix, Mitchell’s and the purchase of the remaining shares of Schneider occurred at the beginning of the fiscal years in which they were acquired, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for such fiscal years.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3:    Debt

Long-term debt consists of the following:

	April 27, 2003	April 28, 2002
Long-term credit facility, expiring December 2006	$560.0	$259.0
8.00% senior unsecured notes, due October 2009	300.0	300.0
7.625% senior subordinated notes, due February 2008	182.1	185.1
8.52% senior notes, due August 2006	100.0	100.0
8.39% senior note, payable through October 2009	65.0	75.0
Variable rate note (2.95% at April 27, 2003), payable through October 2009	57.5	62.5
8.44% note, payable through October 2009	50.0	50.0
8.25% note, payable through March 2006	45.0	60.0
7.50% debentures, due October 2016	44.9	41.6
8.34% senior notes, due August 2003	40.0	40.0
Variable rate note (4.31% at April 27, 2003), payable through July 2011	27.0	29.0
8.63% note, payable through July 2011	22.5	24.2
Miscellaneous with interest rates ranging from 1.45% to 10.75%, due May 2003 through October 2017	210.6	208.5

	1,704.6	1,434.9
Less current portion	(112.4)	(64.6)

	$1,592.2	$1,370.3

Scheduled maturities of long-term debt are as follows:

Fiscal Year
2004	$112.4
2005	81.2
2006	72.0
2007	748.1
2008	219.5
Thereafter	471.4

$1,704.6

In April 2003, the Company amended its December 2001 U.S. revolving credit facility to increase the line from $750.0 to $900.0. The credit facility expires December 2006. Borrowings under the facility are prepayable and bear interest, at the Company’s option, at variable rates based on margins over the Federal Funds rate or LIBOR. The margin is a function of the Company’s leverage. Under the April 2003 amendment, the credit facility is subject to a borrowing base limitation based on eligible U.S. inventory and receivables.

In October 2001, the Company issued $300.0 of eight-year, 8.0% senior unsecured notes, due 2009. The net proceeds were used to repay indebtedness under the Company’s revolving credit facility.

In the first quarter of fiscal 2002, a new credit facility was put in place at Animex Sp. z o.o. (Animex), the Company’s Polish subsidiary. This facility provides for up to $100.0 of financing ($70.0 of which constitutes a term loan), to replace numerous short-term and long-term borrowings from local, Polish lenders. The facility, which expires in fiscal 2007, is secured by substantially all of Animex’s assets and is guaranteed by the Company.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, Schneider issued $41.6 (CDN$65.0) of 15-year, 7.5% debentures. The debentures are secured by certain assets of Schneider and are guaranteed by the Company. Also in fiscal 2002, Schneider extended its $28.8 (CDN$45.0) committed credit facility to fiscal 2004.

The Company has aggregate credit facilities totaling $970.5. As of April 27, 2003, the Company had unused capacity under these credit facilities of $282.7. These facilities are generally at prevailing market rates. The Company pays commitment fees on the unused portion of the facilities.

Average borrowings under credit facilities were $478.6 in fiscal 2003, $343.5 in fiscal 2002 and $415.7 in fiscal 2001 at average interest rates of approximately 3.3%, 4.5% and 7.3%, respectively. Maximum borrowings were $650.6 in fiscal 2003, $554.4 in fiscal 2002 and $525.0 in fiscal 2001. Total outstanding borrowings were $592.4 and $281.4 with average interest rates of 3.4% and 3.9% as of April 27, 2003 and April 28, 2002, respectively.

The senior subordinated notes are unsecured. The senior notes are secured by certain of the Company’s major processing plants and hog farm facilities.

The Company’s various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, current ratio, fixed charges, capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets, and payments of dividends to shareholders. In the last half of fiscal 2003, some of the covenants in these agreements were amended. The covenants in the Company’s $900.0 revolving credit facility were amended to indefinitely suspend the leverage ratio, reduce the interest coverage ratio, impose a borrowing base limitation and require certain minimum liquidity levels when the Company is acquiring other businesses. The Company has the right to elect out of the borrowing base requirement, in which case the suspended and reduced covenants will be reinstated. The covenants in the Company’s senior secured notes were amended to suspend certain leverage ratios through July 2005, potentially increase interest charges during this suspension period, reduce the fixed charge coverage ratio, increase the minimum working capital requirement, establish maintenance of debt to total capitalization ratios and require certain minimum liquidity levels when the Company is acquiring other businesses. Beginning in August 2005, the Company will be required to maintain certain financial covenants at their original levels (fixed charges coverage, as defined, of greater than or equal to 1.50 to 1; consolidated funded debt to EBITDA, as defined, of less than or equal to 4.00 to 1; and consolidated senior funded debt to EBITDA, as defined, of less than or equal to 3.20 to 1). As of April 27, 2003, the Company was in compliance with all debt covenants.

Note 4:    Income Taxes

Income tax expense consists of the following:

	2003	2002	2001
Current tax expense:
Federal	$15.0	$95.8	$121.1
State	4.8	11.1	15.4
Foreign	9.2	8.2	4.5

	29.0	115.1	141.0

Deferred tax expense (benefit):
Federal	(13.5)	2.3	(7.4)
State	(4.2)	1.1	(1.5)
Foreign	1.6	2.4	1.7

	(16.1)	5.8	(7.2)

	$12.9	$120.9	$133.8

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	2003	2002	2001
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	2.3	2.4
Taxes on foreign income which differ from the statutory U.S. federal rate	11.7	2.3	0.7
Foreign sales corporation benefit	(21.0)	(2.9)	(0.7)
Other	5.7	1.3	—

	33.0%	38.0%	37.4%

The tax effects of temporary differences consist of the following:

	April 27, 2003	April 28, 2002
Deferred tax assets:
Pension liabilities	$66.8	$5.3
Tax credits, carryforwards and net operating losses	21.3	11.9
Accrued expenses	17.8	16.5
Other	15.5	6.4

	$121.4	$40.1

Deferred tax liabilities:
Property, plant and equipment	$147.8	$138.8
Accounting method change	98.9	114.6
Investments in subsidiaries	64.0	39.5
Other	1.6	3.0

	$312.3	$295.9

As of April 27, 2003 and April 28, 2002, the Company had $14.5 and $15.5, respectively, of net current deferred tax assets included in prepaid expenses and other current assets. The Company had a valuation allowance of $30.0 and $28.8 related to income tax assets as of April 27, 2003 and April 28, 2002, respectively, primarily the result of losses in foreign jurisdictions for which no tax benefit was recognized.

The tax credits, carryforwards and net operating losses expire from fiscal 2004 to 2023.

As of April 27, 2003, foreign subsidiary net earnings of $71.6 were considered permanently reinvested in those businesses. Accordingly, federal income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

Note 5:    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 27, 2003	April 28, 2002
Payroll and related benefits	$113.8	$96.7
Self-insurance reserves	40.8	35.0
Other	144.3	141.5

	$298.9	$273.2

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6:    Shareholders’ Equity

Stock Split

As discussed in Note 1, the Company effected a two-for-one split of its common stock on September 14, 2001. The consolidated statements of shareholders’ equity have been restated to reflect the effect of this split. Stock option agreements provide for the issuance of additional shares for the stock split. All stock options outstanding and per share amounts for all periods have been restated to reflect the effect of this split.

Share Repurchase Program

The board of directors has authorized the repurchase of up to 18,000,000 shares of the Company’s common stock. The Company repurchased 949,600, 4,636,300 and 5,253,870 shares in fiscal 2003, 2002 and 2001, respectively. As of April 27, 2003, the Company has 1,203,430 additional shares remaining under the authorization.

Exchangeable Shares

Included in common stock as of April 27, 2003 and April 28, 2002 are 542,750 exchangeable shares. The exchangeable shares were issued in connection with the acquisition of Schneider. These shares are exchangeable on a one-for-one basis by the holder into the Company’s common stock and, accordingly, are treated as common stock.

Preferred Stock

The Company has 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.

Stock Options

The Company’s 1992 Stock Option Plan and its 1998 Stock Incentive Plan (collectively, the incentive plans) provide for the issuance of nonstatutory stock options to management and other key employees. Options were granted for periods not exceeding 10 years and exercisable five years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There are 11,000,000 shares reserved under the incentive plans. As of April 27, 2003, there were 3,473,000 shares available for grant under the incentive plans.

The following is a summary of stock option transactions for fiscal years 2001 through 2003:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 2000	3,701,000	$8.34
Granted	1,480,000	13.22
Exercised	(849,000)	5.89
Canceled	(130,000)	11.42

Outstanding at April 29, 2001	4,202,000	10.46
Granted	1,845,000	18.99
Exercised	(341,000)	6.66
Canceled	(20,000)	13.22

Outstanding at April 28, 2002	5,686,000	13.45
Granted	140,000	21.00
Exercised	(112,600)	5.85
Canceled	(80,000)	13.22

Outstanding at April 27, 2003	5,633,400	$13.79

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of April 27, 2003:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable
				Shares	Weighted Average Exercise Price
$ 5.76 to $ 7.65	1,148,400	1.0	$6.03	1,148,400	$6.03
8.23 to 9.39	210,000	4.5	8.57	140,000	8.23
13.12 to 14.59	2,230,000	6.2	13.46	340,000	13.21
15.81 to 16.34	60,000	4.8	16.03	60,000	16.03
18.20 to 21.84	1,985,000	8.2	19.13	—	—

$ 5.76 to $ 21.84	5,633,400	5.8	$13.79	1,688,400	$8.01

On April 29, 2002, the Company adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which is in compliance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to SFAS No. 123”, issued December 2002, to account for the Company’s stock option plans. The Company records compensation expense for stock options granted subsequent to April 28, 2002 based on the fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. The impact of recording compensation expense for stock options granted was $0.2, or less than one cent per diluted share in fiscal 2003. The weighted average fair values of the option shares granted in fiscal 2003 was $7.76 per share. The expected option life, risk-free interest rate and the expected annual volatility and dividend yield used to calculate the value of the option shares granted in fiscal 2003 was 8.0 years, 4.3%, 35.0% and 0.0%, respectively.

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

	2003	2002	2001
Net income, as reported	$26.3	$196.9	$223.5
Pro forma net income	22.6	193.9	221.7
Net income per share, as reported:
Basic	$.24	$1.82	$2.06
Diluted	.24	1.78	2.03
Pro forma net income per share:
Basic	$.21	$1.79	$2.05
Diluted	.21	1.76	2.01
Weighted average fair values of option shares granted		$9.00	$6.64
Expected option life		7.0 years	7.0 years
Risk-free interest rate		5.1%	6.3%
Expected annual volatility		35.0%	35.0%
Dividend yield		0.0%	0.0%

Preferred Share Purchase Rights

On May 30, 2001, the board of directors of the Company adopted a Shareholder Rights Plan (the Rights Plan) and declared a dividend of one preferred share purchase right (a Right) on each outstanding share of

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock. Under the terms of the Rights Plan, if a person or group acquires 15% (or other applicable percentage, as provided in the Rights Plan) or more of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then current exercise price, a number of shares of common stock having a market value of twice such price. In addition, if the Company is acquired in a merger or other business transaction after a person or group has acquired such percentage of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value of twice such price.

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

Accumulated Other Comprehensive Loss

The table below summarizes the components of accumulated other comprehensive loss as of April 27, 2003 and April 28, 2002.

	2003	2002
Minimum pension liability	$(106.8)	$(9.9)
Foreign currency translation	10.2	(6.5)
Hedge accounting	3.6	(0.8)
Unrealized loss on securities	—	(0.9)

Accumulated other comprehensive loss	$(93.0)	$(18.1)

Note 7:    Derivative Financial Instruments

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

Derivative gains or losses from these cash flow hedges are deferred in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged forecasted purchases or

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales affect earnings. To match the underlying transaction being hedged, derivative gains or losses associated with anticipated purchases are recognized in cost of sales and amounts associated with anticipated sales are recognized in sales in the consolidated statement of income. Ineffectiveness related to the Company’s cash flow hedges was not material in fiscal 2003 or 2002. There were no derivative gains or losses excluded from the assessment of hedge effectiveness and no hedges were discontinued during fiscal 2003 or 2002 as a result of it becoming probable that the forecasted transaction will not occur.

Fair Value Hedges

The Company’s commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designated as fair value hedges. These derivatives are designated as hedges of firm commitments to buy or sell live hogs, live cattle, corn and soybean meal. Derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Gains and losses related to hedges of firm commitments are recognized in cost of sales in the consolidated statement of income. Ineffectiveness related to the Company’s fair value hedges was not material in fiscal 2003 or 2002. There were no derivative gains or losses excluded from the assessment of hedge effectiveness during fiscal 2003 or 2002.

Foreign Currency and Interest Rate Derivatives

In accordance with the Company’s risk management policy, certain foreign currency and interest rate derivatives were executed in fiscal 2003 and 2002. These derivative instruments were recorded as cash flow hedges or fair value hedges, as appropriate, and were not material to the results of operations.

The following table provides the fair value of the Company’s open derivative financial instruments as of April 27, 2003 and April 28, 2002.

	2003	2002
Livestock	$(0.1)	$5.0
Other commodities	0.1	(0.3)
Interest rates	(0.9)	(1.1)
Foreign currency	(1.8)	(0.3)

As of April 27, 2003, no commodity futures contracts exceed twelve months. As of April 27, 2003, the weighted average maturity of the Company’s interest rate and foreign currency financial instruments is eight months, with maximum maturities of thirty-eight and twelve months, respectively. The Company believes the risk of default or nonperformance on contracts with counterparties is not significant.

The Company determines the fair value of public debt using quoted market prices and values all other debt using discounted cash flow techniques at estimated market prices for similar issues. As of April 27, 2003 and April 28, 2002, the fair value of long-term debt, based on the market value of debt with similar maturities and covenants, was approximately $1,764.1 and $1,467.5, respectively.

Note 8:    Pension and Other Retirement Plans

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

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The changes in the status of the Company’s pension and postretirement plans, the related components of pension and postretirement expense and the amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits		Postretirement Benefits
	April 27, 2003	April 28, 2002	April 27, 2003	April 28, 2002
Change in benefit obligation:
Benefit obligation at beginning of year	$517.9	$480.4	$29.7	$26.8
Service cost	13.0	11.3	0.8	0.5
Interest cost	37.4	35.5	2.3	1.9
Plan amendments	—	5.3	—	—
Employee contributions	1.3	1.3	—	—
Benefits paid	(34.5)	(32.5)	(2.1)	(1.9)
Foreign currency changes	18.5	(2.3)	1.7	(0.2)
Actuarial loss	92.6	18.9	5.8	2.6

Benefit obligation at end of year	646.2	517.9	38.2	29.7

Change in plan assets:
Fair value of plan assets at beginning of year	474.1	465.6	—	—
Actual return on plan assets	(54.0)	32.0	—	—
Acquisitions	—	—	—	—
Employer and employee contributions	25.3	11.7	2.1	1.9
Foreign currency changes	15.1	(2.7)	—	—
Benefits paid	(34.5)	(32.5)	(2.1)	(1.9)

Fair value of plan assets at end of year	426.0	474.1	—	—

Reconciliation of accrued cost:
Funded status	(220.2)	(43.8)	(38.2)	(29.7)
Unrecognized actuarial loss (gain)	218.5	28.8	6.0	(1.9)
Unrecognized prior service cost	12.9	14.2	(0.8)	—

Prepaid (accrued) cost at end of year	$11.2	$(0.8)	$(33.0)	$(31.6)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$46.4	$39.6	$—	$—
Accrued benefit liability	(226.9)	(68.1)	(33.0)	(31.6)
Intangible asset	12.9	11.2	—	—
Minimum pension liability	178.8	16.5	—	—

Net amount recognized at end of year	$11.2	$(0.8)	$(33.0)	$(31.6)

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic costs include:

	Pension Benefits
	2003	2002	2001
Service cost	$13.0	$11.3	$11.2
Interest cost	37.4	35.5	32.5
Expected return on plan assets	(41.0)	(39.6)	(36.3)
Net amortization	3.0	1.1	1.3

Net periodic cost	$12.4	$8.3	$8.7

	Postretirement Benefits
	2003	2002	2001
Service cost	$0.8	$0.5	$0.5
Interest cost	2.3	1.9	1.9
Net amortization	—	(0.3)	(0.3)

Net periodic cost	$3.1	$2.1	$2.1

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets assets were $646.2, $595.4 and $426.0, respectively, as of April 27, 2003 and $208.5, $202.4 and $139.4, respectively, as of April 28, 2002. As of April 27, 2003, the amount of Company common stock included in plan assets was 2,827,048 shares with a market value of $53.2.

In determining the projected benefit obligation and the accumulated postretirement benefit obligation in fiscal 2003 and 2002, the following weighted average assumptions were made:

	Pension Benefits		Postretirement Benefits
	April 27, 2003	April 28, 2002	April 27, 2003	April 28, 2002
Discount rate	6.3%	7.2%	6.5%	7.5%
Expected return on assets	8.3%	8.6%	—	—
Compensation increase	3.2%	3.6%	—	—

In determining the accumulated postretirement benefit obligation in fiscal 2003, the assumed annual rate of increase in per capita cost of covered health care benefits for U.S. plans was 12.0% and decreased by 0.5% each year until leveling at 5.5%. For non-U.S. plans, the assumed annual rate of increase was 6.5% for fiscal 2003 and decreased by 0.5% each year until leveling at 5.0%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trends would have the following effect:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on accumulated benefit obligation	$2.1	$(1.9)

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9:    Lease Obligations and Commitments

The Company leases facilities and equipment under non-cancelable operating leases. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $42.6, $42.4 and $39.6 in fiscal 2003, 2002 and 2001, respectively. Rental expense in fiscal 2003, 2002 and 2001 included $0.2, $0.3 and $3.2 of contingent maintenance fees, respectively. Future rental commitments under non-cancelable operating leases as of April 27, 2003 are as follows:

Fiscal Year
2004	$38.1
2005	30.0
2006	24.9
2007	23.7
2008	15.2
Thereafter	28.8

$160.7

Future minimum lease payments under capital leases are as follows:

Fiscal Year
2004	$3.3
2005	3.5
2006	2.0
2007	0.7
2008	0.7
Thereafter	0.9

11.1
Less amounts representing interest	(1.6)

Present value of net minimum obligations	9.5
Less current portion	(2.6)

Long-term capital lease obligations	$6.9

As of April 27, 2003, the Company had definitive commitments of $127.8 for capital expenditures primarily for processed meats expansion and production efficiency projects.

The Company has agreements, expiring from fiscal 2004 through 2013, to use cold storage warehouses owned by partnerships, 50% of which are owned by the Company. The Company has agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In fiscal 2003, 2002 and 2001, the Company paid $12.1, $8.8 and $9.1, respectively, in fees for use of the facilities. As of April 27, 2003 and April 28, 2002, the Company had investments of $0.7 and $0.7, respectively, in the partnerships.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 establishes accounting and disclosure requirements for companies that enter into guarantees. Under FIN 45, the Company is required to recognize a liability, for guarantees entered into subsequent to December 31, 2002, at the fair value of the guarantee at its inception. The fair value of the guarantee is measured as the Company’s obligation it has undertaken in issuing the guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The Company has not entered into any guarantees subsequent to December 31, 2002.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an agreement to provide a $30.0 line of credit to Pennexx Foods, Inc. (Pennexx), a case-ready meat provider, 41% owned by the Company. As of April 27, 2003, in connection with the line of credit, Pennexx has outstanding borrowings of $11.5 and the Company is a guarantor on $12.1 of equipment lease obligations of Pennexx (see Note 17). The Company currently guarantees the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: up to $6.0 of loans obtained by strategically important farmers under contract to the HPG; up to $3.5 of liabilities with respect to currency swaps executed by one of the Company’s Mexican joint ventures, Granjas; and $3.0 of debt borrowed by another of the Company’s Mexican joint ventures, Agroindustrial.

The Company has purchase commitments with certain hog and cattle producers which obligate the Company to purchase all the hogs and cattle that these producers deliver. Other arrangements obligate the Company to purchase a fixed amount of hogs and cattle. The Company also uses independent farmers and their facilities to raise hogs produced from the Company’s breeding stock in exchange for a performance-based service fee payable upon delivery. The Company estimates the future obligations under these commitments based on commodity livestock futures prices, expected quantities delivered and anticipated performance to be $902.9, $419.8, $406.5, $378.6 and $378.6 for fiscal 2004 to 2008, respectively. As of April 27, 2003, the Company is also committed to purchase $146.0 under forward grain contracts payable in fiscal 2004.

Note 10:    Related Party Transactions

A director of the Company holds an ownership interest in Murfam Enterprises, LLC (Murfam) and DM Farms, LLC. These entities own farms that produce hogs under contract to the Company. Murfam also produces and sells feed ingredients to the Company. In fiscal 2003, 2002 and 2001, the Company paid $23.5, $24.3 and $25.2, respectively, to these entities for the production of hogs and feed ingredients. In fiscal 2003, 2002 and 2001, the Company was paid $16.2, $16.5 and $16.3, respectively, by these entities for associated farm and other support costs. The Company believes that the terms of the arrangements are at prevailing market prices.

The chairman, president and chief executive officer of Prestage Farms, Inc. (Prestage) was a director of the Company until October 2002. The Company has a long-term agreement to purchase hogs from Prestage at prices that, in the opinion of management, are equivalent to market. Pursuant to this agreement with Prestage, the Company purchased $148.7, $176.4 and $157.5 of hogs in fiscal 2003, 2002 and 2001, respectively.

This former director also owns Prestage-Stoecker Farms, Inc. (Prestage-Stoecker). Prior to June of fiscal 2003, he had a 51% ownership interest in Prestage-Stoecker. This entity purchases feeder pigs, feed, medications and supplies from the Company. Prestage-Stoecker also reimburses the Company for certain support costs. In fiscal 2003, 2002 and 2001, Prestage-Stoecker paid the Company $187.7, $199.0 and $186.6, respectively, for the purchase of feeder pigs, feed, medications, supplies and the reimbursement of certain support costs. Included in the Company’s consolidated balance sheets at April 27, 2003 and April 28, 2002 are $52.9 and $62.6 of trade receivables and a note receivable of $7.3 and $8.1, respectively, with Prestage-Stoecker.

The chief executive officer of the Company’s HPG and an executive officer of the Company holds an ownership interest in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the HPG. In fiscal 2003 and 2002, the Company paid $5.5 and $4.5, respectively, to JCT for the production of hogs. In fiscal 2003 and 2002, the Company was paid $2.5 and $2.0, respectively, from JCT for reimbursement of associated farm and other support costs. The Company provides working capital advances to JCT under the terms of a $6.0 revolving demand promissory note. In fiscal 2003, the Company provided an additional $7.7 of financing to JCT for the acquisition of hog production facilities. Total capital advances of $11.7 and $5.9 were outstanding as of April 27, 2003 and April 28, 2002, respectively. The promissory note is personally guaranteed by JCT’s owners and all advances are secured by JCT’s real estate and equipment. The Company believes that the terms of the foregoing arrangements were no less favorable to the Company than if entered into with unaffiliated parties.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11:    Gain on the Sale of IBP, inc. Common Stock

In fiscal 2002 and fiscal 2001, the Company sold 2,913,000 and 8,277,441 shares of IBP, inc. (IBP) common stock resulting in a nonrecurring, pretax gain of $7.0 and $79.0, respectively. Expenses incurred during fiscal 2001 related to the attempted merger with IBP and the expenses of the subsequent sale of these shares totaled $7.5. The after-tax gain on the sales, net of expenses, amounted to $4.2 and $45.2 for fiscal 2002 and 2001, respectively.

Note 12:    Regulation and Litigation

Like other participants in the meat processing industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency (EPA) and corresponding state agencies, as well as the United States Department of Agriculture, the United States Food and Drug Administration, the United States Occupational Safety and Health Administration and similar agencies in foreign countries. Management believes that the Company presently is in compliance with all these laws and regulations in all material respects and that continued compliance with these laws and regulations will not have a material adverse effect on the Company’s financial position or results of operations.

In February 2003, the EPA promulgated regulations under the Clean Water Act governing confined animal feeding operations (CAFOs). Among other things, these regulations impose obligations on CAFOs to manage animal waste in ways intended to reduce the impact on water quality. These new regulations have been challenged by both industry and environmental groups. Similarly, the State of North Carolina Department of Environment and Natural Resources (NCDENR) announced in July 2002 the issuance of general permits intended to protect state waters from impacts of large animal feeding operations. Environmental groups have initiated proceedings challenging the NCDENR’s action, the state has moved to dismiss, and the Company has intervened. Although compliance with the federal regulations or state permits will require some changes to the Company’s hog production operations resulting in additional costs to these operations, the Company does not believe that compliance with federal regulations or state permits as promulgated would be likely to have a significant impact on the Company’s hog production operations. However, there can be no assurance that pending challenges to the regulations or permits will not result in changes to those regulations or permits that would significantly impact the Company.

The EPA is also focusing on the possible need to regulate air emissions from animal feeding operations. During the year 2002, the National Academy of Sciences (Academy) undertook a study at the agency’s request to assist the agency in making that determination. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations would not significantly affect the Company’s business.

The Company from time to time receives notices from regulatory authorities and others asserting that it is not in compliance with such laws and regulations. In some instances, litigation ensues, including the matters discussed below. Although certain of the suits below remain pending and relief, if granted, would be costly, the Company believes that their ultimate resolution will not have a material adverse effect on the Company’s financial position or annual results of operations.

The Water Keeper Alliance Inc. litigation

The Water Keeper Alliance, an environmental activist group from the State of New York, has filed or caused to be filed a series of lawsuits against the Company and its subsidiaries and properties, as described below.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2000, Neuse River Foundation, Richard J. Dove, d/b/a The Neuse Riverkeeper, D. Boulton Baldridge, d/b/a The Cape Fear Riverkeeper, New River Foundation, Inc., Tom Mattison, d/b/a The New Riverkeeper and the Water Keeper Alliance filed a lawsuit in the General Court of Justice, Superior Court Division of the State of North Carolina against the Company, Carroll’s Foods, Inc., Brown’s of Carolina, Inc., Murphy Farms, Inc., Wendell H. Murphy, Sr., Wendell H. Murphy, Jr. and Joseph W. Luter, III. The lawsuit alleged, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste lagoons and sprayfields in North Carolina. The lawsuit sought numerous and costly remedies, including injunctive relief to end all use of hog waste lagoons in North Carolina, unspecified but costly remediation efforts and other damages. On March 27, 2001, the Superior Court granted the Company’s motion and dismissed the lawsuit. The plaintiffs noted their appeal to the North Carolina Court of Appeals on April 11, 2001. On December 31, 2002, the Court of Appeals affirmed the dismissal of the lawsuit, and the plaintiffs’ petition for appeal to the North Carolina Supreme Court was denied on February 27, 2003.

In February 2001, Thomas E. Jones and twelve other individuals filed a lawsuit in the North Carolina General Court of Justice, Superior Court Division, Wake County, against the Company, three of its subsidiaries, Wendell H. Murphy, Sr., Wendell H. Murphy, Jr. and Joseph W. Luter, III, referred to as the “Jones Suit.” The Jones Suit alleged, among other things, claims based on negligence, trespass, strict liability and unfair trade practices related to the operation of swine waste lagoons and sprayfields in North Carolina. The lawsuit sought numerous and costly remedies, including injunctive relief to end all use of hog waste lagoons in North Carolina, unspecified but costly remediation efforts and other damages. On March 27, 2001, the Superior Court granted the Company’s motion and dismissed the lawsuit. The plaintiffs noted their appeal to the North Carolina Court of Appeals on April 11, 2001. On December 31, 2002, the Court of Appeals affirmed the dismissal of the lawsuit, and the plaintiffs’ petition for appeal to the North Carolina Supreme Court was denied on February 27, 2003.

Also in February 2001, the Water Keeper Alliance, Thomas E. Jones, d/b/a Neuse Riverkeeper and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against the Company, one of the Company’s subsidiaries and two of that subsidiary’s hog production facilities in North Carolina, referred to as the “Citizens Suits.” The Citizens Suits allege, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits seek litigation costs, injunctive relief and substantial civil penalties. The Company’s and its subsidiaries’ motions to dismiss were denied and discovery is proceeding in these cases. These cases are not currently set for trial. The Company has investigated the allegations made in the Citizens Suits and believes that the outcome of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

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

On March 15, 2002, the plaintiffs filed their second amended complaint. On June 24, 2002, the District Court granted the Company’s and Mr. Luter’s motion to dismiss the plaintiffs’ second amended complaint with prejudice and issued an order imposing monetary sanctions against the plaintiffs’ attorneys. The plaintiffs noted their appeal to the U.S. Court of Appeals for the Eleventh Circuit on July 24, 2002. On February 25, 2003, the Court of Appeals dismissed the appeal of some, but not all of the plaintiffs. The remaining plaintiffs’ appeal has been fully briefed and oral argument is scheduled before the Court of Appeals during the week of August 4, 2003. The Company continues to believe that the Anderson Suit is baseless and without merit and the Company will defend the suit vigorously.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has also received notices and other communications from several organizations, including the Water Keeper Alliance, of their intent to file additional lawsuits against the Company under various federal environmental statutes regulating water quality, air quality, management of solid waste and other common law theories. These threatened lawsuits may seek civil penalties, injunctive relief, remediation costs and other damages. However, the Company does not know whether any of these threatened lawsuits will be filed. The Company believes that all of the litigation and threatened litigation described above represents the agenda of special advocacy groups including the Water Keeper Alliance. The plaintiffs in these cases have stated that federal and state environmental agencies have declined to bring any of these suits and, indeed, have criticized these agencies.

IBP litigation

In February 2003, the United States Department of Justice, Antitrust Division (DOJ), filed suit against the Company alleging that it violated the Hart-Scott-Rodino Act in connection with its acquisition of IBP, inc. stock during the calendar years 1998, 1999 and 2000. In the suit, DOJ alleges that the Company should have filed a premerger notification and report form with respect to acquisitions of IBP, inc. common stock in these three years and seeks a civil penalty of approximately $5.5 as a result. The suit was filed in federal court in Washington, D.C. The Company moved to dismiss the case on the grounds that the court in Washington, D.C. does not have jurisdiction over it. The Company is awaiting a decision on its motion. The Company believes that it has complied with applicable laws and intends to defend this suit vigorously, although there can be no assurance that the Company will be successful.

State of Iowa legislation

In calendar year 2000 and again in 2002, an Iowa statute was amended to, among other things, prohibit meat processors from directly or indirectly contracting to raise hogs in Iowa and from providing financing to Iowa hog producers. The Company prevailed in an action in federal court seeking to have that legislation declared unconstitutional. The State of Iowa has appealed that decision. In an effort to address the constitutionality of the statute, the Iowa state legislature recently amended it again. There can be no assurance that the decision on the constitutionality of this statute will not be reversed on appeal or that the statute will not be further amended by the Iowa state legislature or that similar statutes will not be enacted by any other state legislatures. If the statute is upheld on appeal, the Company believes that the most recent amendment provides that the Company has until June 30, 2006 to comply with it. Such legislation and the possible application of legislation may have a material adverse impact on the Company’s operations, which are substantially integrated.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13:    Net Income Per Share

The computation for basic and diluted net income per share follows:

	Net Income	Weighted Average Shares	Per Share
	(in millions, except per share data)
Fiscal 2003
Net income per basic share	$26.3	109.6	$.24
Effect of dilutive stock options	—	0.2	—

Net income per diluted share	$26.3	109.8	$.24

Fiscal 2002
Net income per basic share	$196.9	108.1	$1.82
Effect of dilutive stock options	—	2.3	—

Net income per diluted share	$196.9	110.4	$1.78

Fiscal 2001
Net income per basic share	$223.5	108.4	$2.06
Effect of dilutive stock options	—	1.7	—

Net income per diluted share	$223.5	110.1	$2.03

In fiscal 2003, 1,985,000 stock option shares, at an average option price of $19.13, were not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the Company’s common shares. For fiscal 2002 and 2001, all outstanding stock options were included in the computation of net income per diluted share.

Note 14:    Reporting Segments

The Company changed its reporting segments in fiscal 2003 to separately report the meat processing operations. Previously, the Company’s segments were the Meat Processing Group and HPG. The new reporting segments are Pork, Beef, International and HPG. The Pork segment includes the Company’s operations that process, package, market and distribute fresh pork and processed meats to retail, foodservice and export channels. Similarly, the Beef segment operations process, package, market and distribute beef to the same channels. The Company’s International reporting segment includes its meat processing operations outside the U.S. and produces a wide variety of fresh and processed meats for retail, foodservice and export channels. The HPG segment supplies raw materials (live hogs) primarily to the Pork segment and, to a lesser degree, the International segment, as well as to other outside operations.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about the results of operations and the assets of the Company’s reportable segments for the fiscal years ended April 27, 2003, April 28, 2002 and April 29, 2001. The information contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate income taxes to segments. Segment assets exclude intersegment account balances as the Company believes that inclusion would be misleading or not meaningful. Management believes all intersegment sales are at prices which approximate market. The Company has restated the segment information for fiscal 2002 and 2001 to conform to fiscal 2003 presentation.

	Pork	Beef	Inter- national	Hog Production	General Corporate	Total
Fiscal 2003
Sales	$4,286.0	$2,165.2	$1,304.6	$1,059.8	$—	$8,815.6
Intersegment sales	(27.9)	(12.3)	(29.0)	(841.9)	—	(911.1)
Depreciation and amortization	71.9	18.1	29.9	45.8	7.0	172.7
Operating profit (loss)	184.6	77.4	38.7	(108.4)	(59.1)	133.2
Interest expense	29.1	9.2	16.5	27.1	12.1	94.0

Assets	1,277.4	537.7	764.9	1,423.8	206.8	4,210.6
Capital expenditures	91.8	7.4	27.2	42.6	11.3	180.3

Fiscal 2002
Sales	$4,540.3	$1,286.1	$1,254.5	$1,265.3	$—	$8,346.2
Intersegment sales	(1.5)	(8.2)	(24.2)	(956.2)	—	(990.1)
Depreciation and amortization	64.1	11.6	26.7	39.3	6.4	148.1
Operating profit (loss)	163.8	10.0	24.2	266.6	(59.5)	405.1
Gain on sale of IBP common stock	—	—	—	—	(7.0)	(7.0)
Interest expense	30.9	4.7	19.8	17.2	21.7	94.3

Assets	1,175.5	476.9	710.7	1,343.7	165.9	3,872.7
Capital expenditures	84.8	9.4	36.1	37.8	2.9	171.0

Fiscal 2001
Sales	$4,325.1	$—	$1,286.2	$1,225.8	$—	$6,837.1
Intersegment sales	(1.0)	—	(25.7)	(910.5)	—	(937.2)
Depreciation and amortization	57.1	—	28.6	49.4	5.0	140.1
Operating profit (loss)[1]	116.8	—	18.4	281.3	(49.2)	367.3
Gain on sale of IBP common stock	—	—	—	—	(79.0)	(79.0)
Interest expense	32.1	—	14.6	23.5	18.8	89.0

Assets	1,109.6	—	634.3	1,282.6	224.4	3,250.9
Capital expenditures	86.2	—	38.7	16.0	3.2	144.1

(1)	General corporate expenses include $7.5 of expenses related to the attempted merger with IBP and the subsequent sale of IBP common stock (Note 11).

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s sales and long-lived assets attributed to operations in the U.S. and international geographic areas.

	2003	2002	2001
Sales:
U.S.	$6,625.3	$6,120.7	$4,639.4
Canada	769.9	751.2	772.0
Poland	301.5	275.2	290.1
France	207.8	209.0	198.4

Total	$7,904.5	$7,356.1	$5,899.9

Long-lived assets at end of year:
U.S.	$2,029.4	$1,881.4	$1,576.5
Canada	282.2	252.8	229.7
Poland	167.1	149.4	114.0
France	81.4	68.7	67.0

Note 15:    Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
Fiscal 2003
Sales	$2,000.7	$1,958.1	$1,996.8	$1,948.9
Gross profit(1)	187.7	172.3	173.4	167.7
Net income	11.8	4.1	5.3	5.1
Net income per common share(2)
Basic	$.11	$.04	$.05	$.05
Diluted	$.11	$.04	$.05	$.05

	First	Second	Third	Fourth
Fiscal 2002
Sales	$1,636.4	$1,670.3	$2,086.3	$1,963.1
Gross profit(1)	225.4	252.5	271.1	214.1
Net income	56.9	60.6	54.5	24.9
Net income per common share(2)
Basic	$.54	$.58	$.49	$.23
Diluted	$.53	$.56	$.48	$.22

(1)	First, second and third quarter amounts have been restated to conform to fiscal 2003 presentation.
(2)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.

Note 16:    Other Auditors

The fiscal 2001 consolidated financial statements were audited by other auditors who have ceased operations. In fiscal 2003, the Company made the following revisions in the consolidated financial statements and notes to the consolidated financial statements, which resulted in adjustments to the fiscal 2001 presentation audited by the previous auditor.

•	In fiscal 2003, the Company reclassified fiscal 2001 depreciation expense that was previously stated as a separate line item on the consolidated statements of income into either cost of sales or selling, general and administrative expenses.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	In fiscal 2003, the Company changed its reportable segments, and the amounts in the fiscal 2001 notes to the consolidated financial statements were revised to conform to fiscal 2003 presentations (see Note 14).

•	In fiscal 2003, the Company is presenting a two-for-one stock split (see Note 6) retroactively in the fiscal 2001 consolidated statement of shareholders’ equity.

Note 17:    Subsequent Events (Unaudited)

In May of fiscal 2004, the Company issued $350.0 of ten-year, 7.75% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the revolving credit facility. Thereafter, the Company expects to use availability under the revolving credit facility together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

In May of fiscal 2004, the Company notified Pennexx that it was in default under the Company’s credit agreement. At that time, the Company terminated its commitment to make further loans under the credit agreement, and demanded repayment of all amounts currently outstanding. In June of fiscal 2004, the Company took possession of Pennexx’s assets due to Pennexx’s inability to pay amounts owed to the Company under the credit agreement. The Company also assumed the $12.1 of Pennexx equipment lease obligations. As a result of operating losses at Pennexx subsequent to the Company’s original investment, the carrying value of the Company’s 41% equity investment in Pennexx is zero as of April 27, 2003. The Company is currently evaluating the value of the underlying assets securing the credit agreement and operating the assets under the name Showcase Foods, Inc. as a part of the Beef segment.

In July of fiscal 2004, the Company entered into a definitive asset purchase agreement with Farmland Industries, Inc. (Farmland) under which the Company will acquire substantially all of the assets, and certain liabilities, of Farmland Foods, Farmland’s pork production and processing business, for approximately $363.5 in cash. The acquisition is subject to completion of the auction process and regulatory approval. Consistent with the Company’s acquisition strategy for larger acquisitions, the Company expects to finance this acquisition with a combination of equity and debt. Farmland Foods has annual sales of $1,800.0.

The Company anticipates entering into a definitive purchase agreement during the second quarter of fiscal 2004, for the acquisition of 90% of the outstanding shares of a privately-held producer of processed meats products located in the eastern U.S. The purchase price is expected to be in the range of $50.0—$60.0. This company has annual sales of approximately $70.0.