Form 10-Q
period 2003-07-27
SMITHFIELD FOODS INC
filed 2003-09-10
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER

1-15321

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Class	Shares outstanding at September 5, 2003
Common Stock, $.50 par value	109,730,431

SMITHFIELD FOODS, INC.

CONTENTS

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Income – 13 Weeks Ended July 27, 2003 and July 28, 2002	3

Consolidated Condensed Balance Sheets – July 27, 2003 and April 27, 2003	4-5

Consolidated Condensed Statements of Cash Flows – 13 Weeks Ended July 27, 2003 and July 28, 2002	6

Notes to Consolidated Condensed Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 4. Controls and Procedures	15

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	15-16

Item 6. Exhibits and Reports on Form 8-K	16-17

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)	13 Weeks Ended July 27, 2003	13 Weeks Ended July 28, 2002
Sales	$2,206.2	$2,000.7
Cost of sales	2,000.7	1,813.0

Gross profit	205.5	187.7

Selling, general and administrative expenses	142.9	144.5
Interest expense	29.2	24.9

Income before income taxes	33.4	18.3

Income taxes	11.3	6.5

Net income	$22.1	$11.8

Net income per common share:
Basic	$.20	$.11

Diluted	$.20	$.11

Average common shares outstanding:
Basic	109.5	110.0

Diluted	110.8	111.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions)	July 27, 2003	April 27, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$63.4	$66.0
Accounts receivable, net	497.8	463.3
Inventories	1,085.4	1,064.7
Prepaid expenses and other current assets	61.8	56.5

Total current assets	1,708.4	1,650.5

Property, plant and equipment	2,526.7	2,451.6
Less accumulated depreciation	(868.8)	(820.1)

Net property, plant and equipment	1,657.9	1,631.5

Other assets:
Goodwill	517.4	503.8
Investments in partnerships	116.1	114.6
Other	367.3	310.2

Total other assets	1,000.8	928.6

	$4,367.1	$4,210.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)	July 27, 2003	April 27, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$27.4	$18.9
Current portion of long-term debt and capital lease obligations	114.7	115.0
Accounts payable	367.5	384.7
Accrued expenses and other current liabilities	307.6	298.9

Total current liabilities	817.2	817.5

Long-term debt and capital lease obligations	1,708.2	1,599.1

Other noncurrent liabilities:
Deferred income taxes	209.2	205.4
Pension and postretirement benefits	237.3	230.6
Other	52.3	46.0

Total other noncurrent liabilities	498.8	482.0

Minority interests	13.2	12.8

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 109,605,431 and 109,460,931 issued and outstanding	54.8	54.7
Additional paid-in capital	476.3	475.5
Retained earnings	884.1	862.0
Accumulated other comprehensive loss	(85.5)	(93.0)

Total shareholders’ equity	1,329.7	1,299.2

	$4,367.1	$4,210.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)	13 Weeks Ended July 27, 2003	13 Weeks Ended July 28, 2002
Cash flows from operating activities:
Net income	$22.1	$11.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.2	41.1
Changes in operating assets and liabilities, net of effect of acquisitions	(74.7)	(28.4)

Net cash (used in) provided by operating activities	(9.4)	24.5

Cash flows from investing activities:
Capital expenditures	(32.6)	(45.5)
Business acquisitions, net of cash	(0.6)	(31.9)
Other	(50.6)	1.0

Net cash used in investing activities	(83.8)	(76.4)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	359.2	—
Net (repayments) borrowings on revolving credit facility	(270.0)	113.0
Principal payments on long-term debt and capital lease obligations	(8.7)	(14.8)
Repurchase and retirement of common stock	—	(23.0)
Other	9.6	3.1

Net cash provided by financing activities	90.1	78.3

Net (decrease) increase in cash and cash equivalents	(3.1)	26.4
Effect of foreign exchange rate changes on cash	0.5	0.4
Cash and cash equivalents at beginning of period	66.0	71.1

Cash and cash equivalents at end of period	$63.4	$97.9

Supplemental disclosures of cash flow information:
Cash payments during period:
Interest (net of amount capitalized)	$18.2	$15.1

Income taxes	$5.2	$3.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	These statements should be read in conjunction with the Consolidated Financial Statements and related notes, which are included in the Company’s Annual Report, for the fiscal year ended April 27, 2003. The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

(2)	Inventories consist of the following:

(In millions)	July 27, 2003	April 27, 2003
Fresh and processed meats	$426.6	$442.1
Hogs on farms	418.4	414.2
Cattle	100.7	85.2
Manufacturing supplies	62.9	55.6
Other	76.8	67.6

	$1,085.4	$1,064.7

(3)	In May of fiscal 2004, the Company issued $350.0 million of 10-year, 7.75% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the Company’s primary revolving credit facility (facility). The Company expects to use the availability under the facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

(4)	Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents, such as stock options. The computation for basic and diluted net income per share is as follows:

	13 Weeks Ended
(In millions, except per share data)	July 27, 2003	July 28, 2002
Net income	$22.1	$11.8

Average common shares outstanding:
Basic	109.5	110.0
Dilutive stock options	1.3	1.6

Diluted	110.8	111.6

Net income per common share:
Basic	$.20	$.11

Diluted	$.20	$.11

In fiscal 2003, the Company adopted the fair value method defined in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, which is in compliance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures, an amendment to SFAS No. 123,” issued December 2002, to account for the Company’s stock option plans. The Company records compensation expense for stock options granted subsequent to April 28, 2002 based on their fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. For the 13 weeks ended July 27, 2003 and July 28, 2002, the impact of recording compensation expense for stock options granted was less than one cent per diluted share. Stock options granted prior to April 29, 2002 continue to be accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) until they are modified or vested. Under APB 25, no compensation expense is recorded. Had the Company used the fair value method to determine compensation expense for its stock options granted prior to April 29, 2002, net income and net income per basic and diluted share would have been as follows:

	13 Weeks Ended
(In millions, except per share data)	July 27, 2003	July 28, 2002
Net income, as reported	$22.1	$11.8
Pro forma net income	21.3	10.9

Net income per share, as reported:
Basic	$.20	$.11
Diluted	.20	.11

Pro forma net income per share:
Basic	$.19	$.10
Diluted	.19	.10

(5)	The components of comprehensive income, net of related taxes, consist of:

	13 Weeks Ended
(In millions)	July 27, 2003	July 28, 2002
Net income	$22.1	$11.8
Other comprehensive gain:
Unrealized (loss) gain on hedge accounting	(3.6)	0.9
Unrealized gain on securities	1.7	—
Foreign currency translation	9.4	(0.6)

Comprehensive income	$29.6	$12.1

(6)	The company changed its reporting segments at the end of fiscal 2003 to separately report the meat processing operations. Previously, the company’s segments were the Meat Processing Group and HPG. The new reporting segments are Pork, Beef, International and HPG. The following table presents information about the results of operations for each of the Company’s reportable segments for the 13 weeks ended July 27, 2003 and July 28, 2002, respectively. The company has restated the segment information for the 13 weeks ended July 28, 2002 to conform to the presentation for the 13 weeks ended July 27, 2003.

(In millions)	Pork	Beef	Inter- national	Hog Production	General Corporate	Total
13 Weeks Ended July 27, 2003
Sales	$1,158.5	$605.4	$373.8	$335.7	$—	$2,473.4
Intersegment sales	(10.3)	(5.0)	(6.2)	(245.7)	—	(267.2)
Operating profit (loss)	(20.1)	31.9	7.6	58.0	(14.8)	62.6

13 Weeks Ended July 28, 2002
Sales	$1,054.9	$559.0	$322.8	$273.8	$—	$2,210.5
Intersegment sales	(1.1)	(2.7)	(6.4)	(199.6)		(209.8)
Operating profit (loss)	3.6	21.9	13.7	18.9	(14.9)	43.2

(7)	In November of fiscal 2003, the Company acquired Vall, Inc. (Vall) for $60.7 million in cash plus assumed liabilities. Vall produces approximately 350,000 market hogs annually.

In June of fiscal 2003, the Company acquired an 80% interest in Stefano Foods, Inc. (Stefano’s) for $34.6 million in cash plus assumed debt. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $23.2 million.

Had the acquisitions of Vall and Stefano’s occurred at the beginning of fiscal 2003, there would not have been a material effect on sales, net income or net income per diluted share for the 13 weeks ended July 28, 2002.

These acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the dates of acquisition.

(8)	As of July 27, 2003, the balance of deferred net gains on derivative instruments included in Accumulated Other Comprehensive Loss was immaterial. As of July 27, 2003, the maximum maturity date for any commodity contract outstanding was 11 months. As of July 27, 2003, the weighted average maturity of the Company’s interest rate and foreign currency financial instruments is six months, with maximum maturities of 35 and 9 months, respectively. The Company believes the risk of default or nonperformance on contracts with counterparties is not significant. The Company’s open derivative instruments had a fair market value loss of $1.6 million as of July 27, 2003.

The net impact of ineffectiveness related to the Company’s hedges was not material for the 13 weeks ending July 27, 2003 and July 28, 2002. No hedges were discontinued for the 13 weeks ending July 27, 2003 and July 28, 2002 as a result of it becoming probable that the forecasted transaction will not occur.

(9)	In May of fiscal 2004, the Company notified Pennexx Foods, Inc. (Pennexx), a 41% owned case-ready meat provider, that it was in default under a $30.0 million line of credit agreement. At that time, the Company terminated its commitment to make further loans under the credit agreement and demanded repayment of $11.9 million, the amount outstanding. In June of fiscal 2004, the

Company took possession of Pennexx’s assets due to Pennexx’s inability to pay amounts owed to the Company under the credit agreement. The Company also assumed $12.1 million of Pennexx equipment lease obligations. The Company is currently evaluating the value of the underlying assets securing this credit agreement and operating these assumed assets under the name Showcase Foods, Inc. as part of the Beef segment. The Company believes that the value of these assets will approximate the amount of the outstanding receivable under the credit agreement.

(10)	In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations”. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of long-lived assets, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and can be reasonably estimated. SFAS 143 was effective for the Company on April 28, 2003, the first day of fiscal 2004. The application of SFAS 143 has had no material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 expands consolidated financial statements to include certain variable interest entities (VIEs). VIEs are to be consolidated by the company which is considered to be the primary beneficiary of that entity, even if the company does not have majority control. FIN 46 is immediately effective for VIEs created after January 31, 2003 and is effective for the Company in the second quarter of fiscal 2004 for VIEs created prior to February 1, 2003. The Company is evaluating unconsolidated entities in which the Company has significant contractural, ownership, or other pecuniary interests to determine if they are VIEs that the Company must consolidate. Based on the Company’s preliminary analysis, there are certain entities that the Company may be required to consolidate in the second quarter of fiscal 2004. Consolidation of these entities would have no impact on net income or shareholders’ equity of the Company. While the consolidation of these entities would effect certain components of the Company’s balance sheet and income statement, the Company does not expect the application of FIN 46 to have a material impact on the Company’s consolidated financial statements.

(11)	In July of fiscal 2004, the Company entered into a definitive asset purchase agreement with Farmland Industries, Inc. (Farmland) under which the Company may acquire substantially all of the assets, and certain liabilities, of Farmland Foods, Farmland’s pork production and processing business, for approximately $363.5 million in cash. The acquisition is subject to completion of the auction process and regulatory approval. Farmland Foods had sales for the three quarters ended May 31, 2003 of $1.6 billion.

In September of fiscal 2004, the company acquired 90% of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) for approximately $56.9 million, subject to post-closing adjustments. Cumberland Gap is a processor of premium- branded hickory smoked hams, sausages and other specialty pork products and has annual sales of approximately $70.0 million.

(12)	Certain prior year amounts have been reclassified to conform to current year presentations, including a reclassification of depreciation expense for the 13 weeks ended July 28, 2002 into cost of sales and selling, general and administrative expense, as appropriate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Smithfield Foods, Inc. and subsidiaries (the Company) is composed of four segments: Pork, Beef, International and the Hog Production Group (HPG). The Pork segment consists primarily of fresh pork and processed meats subsidiaries in the United States (U.S.). The Beef segment consists primarily of U.S. beef processing subsidiaries and the International segment consists primarily of meat processing subsidiaries in Canada, Poland and France. The HPG consists primarily of other hog production operations located in the U.S. and Poland. The Pork, International and HPG segments have certain joint ventures and other investments in addition to their primary operations.

The Pork segment includes the Company’s operations that process, package, market and distribute fresh pork and processed meats to retail, foodservice and export channels. Similarly, the Beef segment operations process, package, market and distribute beef products to the same channels. The Company’s International reporting segment includes its meat processing operations outside the U.S. and produces a wide variety of fresh and processed meats for retail, foodservice and export channels. The HPG segment supplies raw materials (live hogs) primarily to the Pork and International segments, as well as to other outside operations.

The Company changed its reporting segments at the end of fiscal 2003 to separately report the meat processing operations, as discussed above. Previously, the Company’s segments were the Meat Processing Group and HPG. The Company has reclassified the segment information for the first quarter of fiscal 2003 to conform to the fiscal 2004 presentation.

RESULTS OF OPERATIONS

13 weeks ended July 27, 2003 compared to 13 weeks ended July 28, 2002

Consolidated

The Company reclassified depreciation expense for the 13 weeks ended July 28, 2002, which was previously stated as a separate line item on the consolidated statements of income, into either cost of sales or selling, general and administrative expense. The consolidated results of operations discussion reflects this reclassification.

Sales increased by $205.5 million, or 10%, primarily the result of a combined 11% increase in average unit selling prices in the Pork, Beef and International segments and partially offset by a combined 1% decrease in sales volume in those segments. The unit price increases are primarily the result of the impact of sharply higher live hog prices on fresh pork prices. See the following section for comments on sales changes by business segment.

Gross profit increased $17.8 million, or 9%, primarily the result of higher margins in the HPG on a 22% increase in U.S. live hog market prices partially offset by increased raising costs in the HPG. This HPG increase was offset by gross margin decreases in the Pork and International segments due to the increase in U.S. live hog market prices exceeding the increase in average unit selling prices.

Selling, general and administrative expenses decreased $1.6 million, or 1%. This decrease was primarily due to lower advertising and promotion costs partially offset by an increase in pension costs.

Interest expense increased $4.3 million, or 17%. The increase is due primarily to the issuance of long-term debt in May of fiscal 2004 at an interest rate of 7.75% which was used to repay indebtedness on the revolving credit facility which had an average interest rate approximately 4.5% lower than the new debt. The increase also is due to the increase in average interest rates on the revolving credit facility and other variable rate debt compared to fiscal 2003 rates.

The effective income tax rate decreased to 34.0% as compared with 35.5%. This estimated tax rate used in the current year is greater than the actual fiscal 2003 rate of 33.0%. This increase is primarily due to an increase in earnings at higher marginal tax rates. The Company had a valuation allowance of $30.0 million related to income tax assets as of July 27, 2003 primarily related to losses in foreign jurisdictions for which no tax benefit is recognized.

Reflecting the foregoing factors, net income increased to $22.1 million, or $.20 per diluted share, in the 13 weeks ended July 27, 2003 up from net income of $11.8 million, or $.11 per diluted share, in the 13 weeks ended July 28, 2002.

SEGMENT RESULTS

Pork Segment Results

	13 Weeks Ended
(in millions)	July 27, 2003	July 28, 2002	% Change
Sales	$1,158.5	$1,054.9	10%
Operating profit	(20.1)	3.6	-658%

Sales in the Pork segment increased $103.6 million on an 11% increase in the average unit selling price of pork products primarily the result of the impact of sharply higher live hog prices on fresh pork prices. Pork volumes were flat against the comparable quarter last year with a 5% increase in processed meats offset by a 5% decrease in fresh pork volumes. Pork sales were impacted during the quarter by higher shipments of fresh pork from Canada. This supply increase resulted from lower Canadian live cattle prices following the report of a single case of bovine spongiform encephalopathy (BSE) in that country in May 2003. The U.S. Department of Agriculture imposed a ban on the importation of ruminants and ruminant products from Canada, including beef, cattle and animal feed in response to the report. This sharply lower cattle market in Canada triggered a decline in Canadian demand for pork and an increase in Canadian fresh pork exports to the U.S., where prices were higher.

Pork segment operating profit decreased $23.7 million due primarily to a 22% increase in live hog market prices and a continued weak operating environment for fresh pork. Fresh pork margin decreases were partially offset by the Company’s continued emphasis on branded and value-added fresh pork categories and by lower advertising and promotion costs. Higher pension costs also contributed to the reduction in operating profit.

Beef Segment Results

	13 Weeks Ended
(in millions)	July 27, 2003	July 28, 2002	% Change
Sales	$605.4	$559.0	8%
Operating profit	31.9	21.9	46%

Beef sales increased $46.4 million due primarily to a 13% increase in average unit selling price, partially offset by a 4% decrease in sales volume. The average unit selling price increased due to higher demand for higher quality choice cuts of beef, a segment of the industry in which the Company’s beef operations are particularly strong. This demand was driven by an oversupply of select (lower quality) cuts of beef. Another positive factor in the beef operations was improved rendered by-product values due to a strengthened export market. Also contributing to the higher selling price was the absence of beef and cattle imports from Canada due to the discovered case of BSE (See Pork Segment Results).

Operating profit increased $10.0 million due to higher average unit selling prices on higher pricing for quality choice cuts and rendered byproducts partially offset by an increase in live cattle prices.

International Segment Results

	13 Weeks Ended
(in millions)	July 27, 2003	July 28, 2002	% Change
Sales	$373.8	$322.8	16%
Operating profit	7.6	13.7	-45%

International sales increased $51.0 million due to an 8% increase in average unit selling prices and a 7% increase in fresh meat and processed meats sales volume. The increase in average unit selling prices was primarily due to the impact of sharply higher live hog prices on fresh pork prices. Fresh meat sales volume increased dramatically due to realization of the vertical integration strategy at the Company’s operations in Poland. Through the continued expansion of the Company’s hog farms in Poland, the meat processing operations in Poland now receive an increased supply of high quality market hogs.

International operating profit decreased $6.1 million due primarily to the increase in live hog costs and the unfavorable market conditions for pork in Canada.

Hog Production Group Segment Results

	13 Weeks Ended
(in millions)	July 27, 2003	July 28, 2002	% Change
Sales	$335.7	$273.8	23%
Operating profit	58.0	18.9	207%

HPG sales increased $61.9 million, primarily the result of a 22% increase in live hog market prices and a slight increase in production. HPG had sales of $245.7 million and $199.6 million for the 13 weeks ended July 27, 2003 and July 28, 2002, respectively, at current prices, to the Pork and International segments, which were eliminated in the Company’s Consolidated Condensed Statements of Income.

Operating profit increased $39.1 million primarily due to the increase in live hog prices in the current year partially offset by an increase in raising costs from higher feed costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations totaled $9.4 million for the 13 weeks ended July 27, 2003 compared to cash provided by operations of $24.5 million in the same period last year. This decrease is due primarily to increased working capital commitments partially offset by higher earnings as compared to the prior year.

Cash used in investing activities increased to $83.8 million for the 13 weeks ended July 27, 2003 compared to $76.4 million for the comparable prior period. The increase in other investing activities includes a deposit in the current year required as part of the definitive asset purchase agreement between the Company and Farmland Industries, Inc. (Farmland) for the purchase of substantially all of the assets of Farmland Foods. The increase was partially offset by a decrease in capital expenditures in the current quarter and the acquisition of Stefano’s in the prior year. Capital expenditures in the current period totaled $32.6 million primarily related to fresh pork and processed meats expansion projects and additional hog production facilities. As of July 27, 2003, the Company had definitive commitments of $124.1 million for capital expenditures primarily for processed meats expansion, foreign farm expansion and production efficiency projects.

Financing activities provided cash of $90.1 million in the current 13-week period compared to $78.3 million for the prior year. In the current period, the Company issued $350.0 million of 10-year, 7.75% senior unsecured notes. Net proceeds from the sale of these notes were used to repay indebtedness under the Company’s revolving credit facility. The Company used the availability under the revolving credit facility to fund investment activity in the 13 weeks ended July 27, 2003. The Company expects to continue to use availability under the revolving credit facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions. As of July 27, 2003, the Company’s availability under the revolving credit facility was $494.6 million. The Company increased its borrowings on its revolving credit facility $113.0 million in the prior period to fund net investment activity and to repurchase 0.9 million shares of the Company’s common stock. The Company did not repurchase any of its own stock in the current quarter and as of September 5, 2003, 16.8 million shares of the Company’s common stock have been repurchased under an 18.0 million-share repurchase program.

Management believes that through internally generated funds and access to global credit markets, funds are available to adequately meet the Company’s current and future operating and capital needs.

In May of fiscal 2004, the Company notified Pennexx Foods, Inc. (Pennexx), a 41% owned case-ready meat provider, that it was in default under a $30.0 million line of credit agreement. At that time, the Company terminated its commitment to make further loans under the credit agreement and demanded repayment of $11.9 million, the amount outstanding. In June of fiscal 2004, the Company took possession of Pennexx’s assets due to Pennexx’s inability to pay amounts owed to the Company under the credit agreement. The Company also assumed $12.1 million of Pennexx equipment lease obligations. The Company is evaluating the value of the underlying assets securing this credit agreement and operating these assumed assets under the name Showcase Foods, Inc. as part of the Beef segment. The Company believes that the value of these assets will approximate the amount of the outstanding receivable under the credit agreement.

The Company is guarantor on a $20.0 million line of credit for Agroindustrial del Noreste, a 50% owned venture in Mexico. As of July 27, 2003, $3.0 million was outstanding on this line of credit.

In June of fiscal 2004, the Company filed a shelf registration statement with the Securities and Exchange Commission to register sales of up to $750.0 million of its debt, stock and other securities from time to time. Net proceeds to the Company from the possible sale of these securities would be used for general corporate purposes, including expansion of the Company’s processed meats business and strategic acquisitions.

In July of fiscal 2004, the Company entered into a definitive asset purchase agreement with Farmland under which the Company may acquire substantially all of the assets, and certain liabilities of Farmland Foods, Farmland’s pork production and processing business, for approximately $363.5 million in cash. The acquisition is subject to completion of the auction process and regulatory approval. Farmland Foods had sales for the three quarters ended May 31, 2003 of $1.6 billion.

In September of fiscal 2004, the Company acquired 90% of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) for approximately $56.9 million, subject to post-closing adjustments. Cumberland Gap is a privately held leading processor of a full line of premium branded hickory smoked hams, sausages and other specialty pork products and has annual sales of approximately $70.0 million.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking information includes statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for fiscal 2003. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Annual Meeting of Shareholders held September 3, 2003.

(b)	Not applicable

(c)	There were 108,569,247 shares of Company’s Common Stock and one Series B Special Voting Preferred Share outstanding as of July 11, 2003, the record date for the 2003 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote; the Series B Special Voting Preferred Share entitled the holder thereof to 531,908 votes; the total number of votes that shareholders could cast at the 2003 Annual Meeting of Shareholders was therefore 109,101,155. A total of 97,245,195 votes (or 89.1% of the total) were cast.

All of the Board of Directors’ nominees for directors of the corporation were elected with the following vote:

Director Nominee	Votes For	Votes Withheld	Broker Non-Votes
Joseph W. Luter, III	95,402,813	1,842,382	0
Wendell H. Murphy	95,855,668	1,389,527	0

A proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending May 2, 2004 was approved by the shareholders with the following vote:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
92,277,874	3,114,617	1,852,704	0

(d)	Not applicable

Item 6. Exhibits and Reports on Form 8-K.

A.	Exhibits

Exhibit 3.1	-	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Form 10-Q Quarterly Report filed with the SEC on September 12, 2001).

Exhibit 3.2	-	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1	-	Indenture between the Company and SunTrust Bank, as trustee, dated May 21, 2003 regarding the issuance by the Company of $350,000,000 senior notes (incorporated by reference to Exhibit 4.11(a) to the Company’s Annual Report on Form 10-K filed with the SEC on July 23, 2003).

Exhibit 4.2	-	Registration Rights Agreement dated as of May 21, 2003 among the Company and the Initial Purchasers named therein regarding the registration by the Company of $350,000,000 senior notes (incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on July 23, 2003).

Exhibit 31.1	-	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	-	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	-	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	-	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

B.	Reports on Form 8-K.

1.	A Current Report on Form 8-K was filed with the SEC on May 12, 2003 to report, under Item 5, the Company’s issuance of a press release announcing its offering of Senior Notes.

2.	A Current Report on Form 8-K was filed with the SEC on May 13, 2003 to report under Item 5, the Company’s issuance of a press release announcing its expected earnings for the fiscal year ended April 27, 2003.

3.	A Current Report on Form 8-K was furnished to the SEC on June 4, 2003 to report, under Item 9 indicating a disclosure under Item 12, the Company’s issuance of a press release announcing its results of operations for the fiscal year ended April 27, 2003.

4.	A Current Report on Form 8-K was furnished to the SEC on July 15, 2003 to report, under Item 9, the Company’s issuance of a press release announcing that it had agreed to purchase substantially all of the assets and certain liabilities of Farmland Industries, Inc.’s Farmland Foods business.

5.	A Current Report on Form 8-K was furnished to the SEC on August 6, 2003 to report, under Item 12, the Company’s issuance of a press release commenting on expected earnings for its first quarter of fiscal 2004, ended July 27, 2003, and the proposed Farmland Foods acquisition.

6.	A Current Report on Form 8-K was furnished to the SEC on August 13, 2003 to report, under Item 9, the Company’s issuance of a press release announcing that the Company has agreed to acquire a 90% interest in Cumberland Gap Provision Company.

7.	A Current Report on Form 8-K was furnished to the SEC on August 21, 2003 to report, under Item 12, the Company’s issuance of a press release announcing its earnings for the first quarter of fiscal 2004, which ended July 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

/s/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date: September 10, 2003