Form 10-Q
period 2003-10-26
SMITHFIELD FOODS INC
filed 2003-12-10
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Class	Shares outstanding at December 5, 2003
Common Stock, $.50 par value	110,701,331

SMITHFIELD FOODS, INC.

2-21

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions, except per share data)	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002
Sales	$2,059.7	$1,772.5	$4,041.3	$3,574.8
Cost of sales	1,857.5	1,624.2	3,663.2	3,265.8

Gross profit	202.2	148.3	378.1	309.0

Selling, general and administrative expenses	128.0	126.8	250.0	255.9
Interest expense	25.7	21.9	53.2	45.2

Income (loss) from continuing operations before income taxes	48.5	(0.4)	74.9	7.9
Income taxes	16.6	(0.2)	25.4	3.1

Income (loss) from continuing operations	31.9	(0.2)	49.5	4.8

Income from discontinued operations, net of tax	4.3	4.3	8.8	11.1

Net income	$36.2	$4.1	$58.3	$15.9

Income (loss) per common share:
Basic:
Continuing operations	$.29	$(.00)	$.45	$.05
Discontinued operations	.04	.04	.08	.10

Net income	$.33	$.04	$.53	$.15

Diluted:
Continuing operations	$.29	$(.00)	$.44	$.04
Discontinued operations	.04	.04	.08	.10

Net income	$.33	$.04	$.52	$.14

Average common share outstanding:
Basic	109.9	109.4	109.7	109.7
Diluted	111.3	110.7	111.3	111.1

See Notes to Consolidated Condensed Financial Statements

3-21

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions)	October 26, 2003	April 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72.5	$64.8
Accounts receivable, net	540.8	399.9
Inventories	1,109.9	1,007.5
Prepaid expenses and other current assets	74.1	54.3
Assets of discontinued operations held for sale	469.5	124.0

Total current assets	2,266.8	1,650.5

Property, plant and equipment	2,402.0	2,274.8
Less accumulated depreciation	(844.7)	(770.3)

Net property, plant and equipment	1,557.3	1,504.5

Other assets:
Goodwill	470.7	419.7
Restricted cash and acquisition deposit	330.5	—
Investments in partnerships	134.0	110.4
Other	252.4	243.3
Assets of discontinued operations held for sale	—	282.2

Total other assets	1,187.6	1,055.6

	$5,011.7	$4,210.6

See Notes to Consolidated Condensed Financial Statements

4-21

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)	October 26, 2003	April 27, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$28.9	$18.9
Bridge loan	300.0	—
Current portion of long-term debt and capital lease obligations	62.8	100.3
Accounts payable	415.0	340.1
Accrued expenses and other current liabilities	337.5	278.1
Liabilities of discontinued operations held for sale	298.5	80.1

Total current liabilities	1,442.7	817.5

Long-term debt and capital lease obligations	1,770.9	1,523.1

Other noncurrent liabilities:
Deferred income taxes	224.1	215.6
Pension and postretirement benefits	127.9	125.0
Other	52.5	45.9
Liabilities of discontinued operations held for sale	—	179.6

Total other noncurrent liabilities	404.5	566.1

Minority interests	5.6	4.7

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 110,626,331 and 109,460,931 issued and outstanding	55.3	54.7
Additional paid-in capital	489.1	475.5
Retained earnings	920.3	862.0
Accumulated other comprehensive loss	(76.7)	(93.0)

Total shareholders’ equity	1,388.0	1,299.2

	$5,011.7	$4,210.6

See Notes to Consolidated Condensed Financial Statements

5-21

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)	26 Weeks Ended October 26, 2003	26 Weeks Ended October 27, 2002
Cash flows from operating activities:
Income from continuing operations	$49.5	$4.8
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	79.5	76.2
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations	(113.3)	(60.7)

Net cash provided by operating activities	15.7	20.3

Cash flows from investing activities:
Capital expenditures	(66.1)	(89.1)
Business acquisitions, net of cash	(82.6)	(31.9)
Restricted cash and acquisition deposit	(330.5)	—
Other	(20.4)	(8.1)

Net cash used in investing activities	(499.6)	(129.1)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and bridge loan	673.5	5.2
Net (repayments) borrowings on revolving credit facility	(135.0)	159.0
Principal payments on long-term debt and capital lease obligations	(61.4)	(27.6)
Repurchase and retirement of common stock	—	(24.6)
Other	14.9	(19.5)

Net cash provided by financing activities	492.0	92.5

Net increase (decrease) in cash and cash equivalents	8.1	(16.3)
Effect of foreign exchange rate changes on cash	(0.4)	0.7
Cash and cash equivalents at beginning of period	64.8	62.5

Cash and cash equivalents at end of period	$72.5	$46.9

Supplemental disclosures of cash flow information:
Cash payments during period:
Interest (net of amount capitalized)	$52.7	$43.0

Income taxes	$12.3	$5.9

See Notes to Consolidated Condensed Financial Statements

6-21

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	These statements should be read in conjunction with the Consolidated Financial Statements and related notes, which are included in the Company’s Annual Report, for the fiscal year ended April 27, 2003. The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

(2)	In September of fiscal 2004, the Company entered into a definitive share purchase agreement with Maple Leaf Foods Inc. (Maple Leaf), under which the Company would sell all of the outstanding common stock of Schneider Corporation (Schneider), the Company’s Canadian operations, to Maple Leaf for approximately $378.0 million, including the assumption of Schneider’s debt, subject to closing adjustments. Accordingly, Schneider is reflected as a discontinued operation in the accompanying consolidated condensed statements of income and the consolidated condensed balance sheets for all periods presented. The Company expects this sale to be completed in fiscal 2004.

Income statement amounts for Schneider reported as discontinued operations, for the 13 and 26 weeks ended October 26, 2003 and October 27, 2002, respectively, are as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002
Net sales	$222.6	$185.6	$448.3	$384.0
Costs of sales	193.6	161.5	389.6	332.9

Gross profit	29.0	24.1	58.7	51.1

Selling, general and administrative	20.9	15.8	41.9	31.1
Interest expense	1.7	1.6	3.4	3.2

Income before taxes	6.4	6.7	13.4	16.8
Income taxes	2.1	2.4	4.6	5.7

Income from discontinued operations	$4.3	$4.3	$8.8	$11.1

7-21

The following table details the major classes of assets and liabilities of discontinued operations held for sale as of October 26, 2003 and April 27, 2003. These assets and liabilities are recorded in the captions “Assets of discontinued operations held for sale” and “Liabilities of discontinued operations held for sale,” respectively. As of October 26, 2003, all assets and liabilities of discontinued operations held for sale are recorded as current assets and current liabilities, respectively.

(In millions)	October 26, 2003	April 27, 2003
Assets
Current assets	$155.2	$124.0
Property, plant and equipment, net	138.7	127.0
Goodwill and other intangibles	112.6	103.9
Other assets	63.0	51.3

Assets of discontinued operations held for sale	$469.5	$406.2

Liabilities
Current liabilities	$90.6	$80.1
Long-term pension and other liabilities	110.1	103.6
Long-term debt and capital lease obligations	97.8	76.0

Liabilities of discontinued operations held for sale	$298.5	$259.7

(3)	In May of fiscal 2004, the Company issued $350.0 million of 10-year, 7.75% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the Company’s primary revolving credit facility (the facility). The Company expects to use the availability under the facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

In October of fiscal 2004, the Company entered into a 364-day bridge loan and security agreement (the bridge loan), with Goldman Sachs Credit Partners L.P., for $300.0 million. The proceeds from the bridge loan, are restricted to finance the acquisition of Farmland Foods, Inc. (Farmland Foods) (See Note 12) and, accordingly, are classified as noncurrent assets, as of October 26, 2003, on the Company’s consolidated condensed balance sheet. As of October 26, 2003, the interest rate on the bridge loan was LIBOR plus 2.25%. At the time of the funding of the Farmland Foods acquisition, the interest rate increases to LIBOR plus 5.0%. Should the bridge loan remain outstanding 120 days after the effective date, the provisions of the bridge loan allow the interest rate to increase up to prime plus 5.0%.The bridge loan is guaranteed by the Company’s Canadian operations.

(4)	Inventories consist of the following:

(In millions)	Oct. 26, 2003	April 27, 2003
Fresh and processed meats	$470.7	$395.6
Hogs on farms	427.9	413.8
Cattle	92.8	85.2
Manufacturing supplies	55.9	45.8
Other	62.6	67.1

	$1,109.9	$1,007.5

8-21

(5)	Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents, such as stock options. The computation for basic and diluted net income per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions, except per share data)	Oct. 26, 2003	Oct. 27, 2002	Oct. 26, 2003	Oct. 27, 2002
Net income	$36.2	$4.1	$58.3	$15.9

Average common shares outstanding:
Basic	109.9	109.4	109.7	109.7
Dilutive stock options	1.4	1.3	1.6	1.4

Diluted	111.3	110.7	111.3	111.1

Net income per common share:
Basic	$.33	$.04	$.53	$.15

Diluted	$.33	$.04	$.52	$.14

In fiscal 2003, the Company adopted the fair value method defined in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which is in compliance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures, an amendment to SFAS No. 123,” issued December 2002, to account for the Company’s stock option plans. The Company records compensation expense for stock options granted subsequent to April 28, 2002 based on their fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. For the 13 and 26 weeks ended October 26, 2003 and October 27, 2002, the impact of recording compensation expense for stock options granted was less than one cent per diluted share. Stock options granted prior to April 29, 2002 continue to be accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) until they are modified. Under APB 25, no compensation expense is recorded. Had the Company used the fair value method to determine compensation expense for its stock options granted prior to April 29, 2002, net income and net income per basic and diluted share would have been as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions, except per share data)	Oct. 26, 2003	Oct. 27, 2002	Oct. 26, 2003	Oct. 27, 2002
Net income, as reported	$36.2	$4.1	$58.3	$15.9
Pro forma net income	35.3	3.2	56.6	14.1
Net income per share, as reported:
Basic	$.33	$.04	$.53	$.15
Diluted	.33	.04	.52	.14
Pro forma net income per share:
Basic	$.32	$.03	$.52	$.13
Diluted	.32	.03	.51	.13

9-21

(6)	The components of comprehensive income, net of related taxes, consist of:

	13 Weeks Ended		26 Weeks Ended
(In millions)	Oct. 26, 2003	Oct. 27, 2002	Oct. 26, 2003	Oct. 27, 2002
Net income	$36.2	$4.1	$58.3	$15.9
Other comprehensive gain:
Unrealized loss on hedge accounting	(0.1)	(1.8)	(0.6)	(0.8)
Unrealized loss on securities	—	(0.1)	1.7	(0.1)
Foreign currency translation	10.9	1.4	20.3	0.8
Reclassification adjustments:
Hedge accounting	(0.3)	(0.8)	(3.4)	(0.9)
Securities	(1.7)	—	(1.7)	—

Comprehensive income	$45.0	$2.8	$74.6	$14.9

(7)	The Company changed its reporting segments as of the second quarter of fiscal 2004. Previously, the Company’s segments were Pork, Beef, International and HPG. The new reporting segments replace the International segment with an Other segment. The International segment is no longer a reportable segment due to Schneider now being reported in discontinued operations (Note 2). The remaining international meat processing operations are now included in Other, along with the Company’s turkey processing and production operations. The following table presents information about the sales and operating profits from continuing operations for each of the Company’s segments for the 13 and 26 weeks ended October 26, 2003 and October 27, 2002, respectively. The Company has restated the segment information for the 13 and 26 weeks ended October 27, 2002 to conform to the presentation for the 13 and 26 weeks ended October 26, 2003.

(In millions)	Pork	Beef	Hog Production	Other	General Corporate	Total
13 Weeks Ended October 26, 2003
Sales	$1,157.2	$660.0	$304.0	$192.6	$—	$2,313.8
Intersegment sales	(16.7)	(6.0)	(223.2)	(8.2)	—	(254.1)
Operating profit (loss)	42.5	40.1	3.4	2.1	(13.9)	74.2

13 Weeks Ended October 27, 2002
Sales	$1,046.9	$526.0	$223.4	$165.4	$—	$1,961.7
Intersegment sales	—	(3.3)	(178.0)	(7.9)	—	(189.2)
Operating profit (loss)	51.5	20.0	(38.2)	3.3	(15.1)	21.5

26 Weeks Ended October 26, 2003
Sales	$2,290.2	$1,265.4	$639.7	$366.1	$—	$4,561.4
Intersegment sales	(27.0)	(11.0)	(468.9)	(13.2)	—	(520.1)
Operating profit (loss)	24.9	72.0	61.5	(1.6)	(28.7)	128.1

26 Weeks Ended October 27, 2002
Sales	$2,076.6	$1,085.0	$497.2	$314.9	$—	$3,973.7
Intersegment sales	(1.1)	(6.0)	(377.6)	(14.2)	—	(398.9)
Operating profit (loss)	52.9	41.9	(19.3)	7.6	(30.0)	53.1

10-21

(8)	In September of fiscal 2004, the Company acquired 90% of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) for approximately $56.9 million, subject to post-closing adjustments. Cumberland Gap is a processor of premium-branded hickory smoked hams, sausages and other specialty pork products and has annual sales of approximately $70.0 million. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $37.6 million.

In September of fiscal 2004, the Company acquired the assets of Alliance Farms Cooperative Association (Alliance) for approximately $22.8 million. Alliance produces approximately 340,000 market hogs annually.

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

Had the acquisitions of Cumberland Gap, Vall, Alliance and Stefano’s occurred at the beginning of the fiscal years in which they were acquired, sales, income from continuing operations and income from continuing operations per diluted share would have been $4.1 billion, $50.1 million and $.45, respectively, for the 26 weeks ended October 26, 2003, $1.8 billion, $(1.9) million and $(.02), respectively, for the 13 weeks ended October 27, 2002 and $3.6 billion, $3.3 million and $.03, respectively, for the 26 weeks ended October 27, 2002. There would have been no material effect to sales, income from continuing operations, and income from continuing operations per diluted share for the 13 weeks ended October 26, 2003.

These acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the dates of acquisition.

(9)	As of October 26, 2003, the balance of deferred net losses on derivative instruments included in Accumulated Other Comprehensive Loss was $0.4 million. As of October 26, 2003, the maximum maturity date for any commodity contract outstanding was 12 months. As of October 26, 2003, the weighted average maturity of the Company’s interest rate and foreign currency financial instruments is 38 and 5 months, respectively with maximum maturities of 52 and 10 months, respectively. The Company believes the risk of default or nonperformance on contracts with counterparties is remote. The Company’s open derivative instruments had a fair market value loss of $12.8 million as of October 26, 2003.

The net impact of ineffectiveness related to the Company’s hedges was not material for the 13 and 26 weeks ended October 26, 2003 and October 27, 2002. No hedges were discontinued for the 13 and 26 weeks ended October 26, 2003 and October 27, 2002 as a result of it becoming probable that the forecasted transaction will not occur.

(10)	In May of fiscal 2004, the Company notified Pennexx Foods, Inc. (Pennexx), a 41% owned case-ready meat provider, that it was in default under a $30.0 million line of credit agreement. At that time, the Company terminated its commitment to make further loans under the credit agreement and demanded repayment of $11.9 million, the amount outstanding. In June of fiscal 2004, the Company took possession of Pennexx’s assets due to Pennexx’s inability to pay amounts owed to the Company under the credit agreement. The Company also assumed $12.1 million of Pennexx equipment lease obligations. The Company is operating these assumed assets under the name Showcase Foods, Inc. as part of the Beef segment. The value of these assets assumed was approximately the amount of the outstanding receivable under the credit agreement.

(11)

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition,

11-21

construction, development or normal operation of long-lived assets, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and can be reasonably estimated. SFAS 143 was effective for the Company on April 28, 2003, the first day of fiscal 2004. The application of SFAS 143 has had no material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 expands consolidated financial statements to include certain variable interest entities (VIEs). VIEs are to be consolidated by the company which is considered to be the primary beneficiary of that entity, even if the company does not have majority control. FIN 46 is immediately effective for VIEs created after January 31, 2003 and is effective for the Company in the third quarter of fiscal 2004 for VIEs created prior to February 1, 2003. The Company is evaluating unconsolidated entities in which the Company has significant contractural, ownership, or other pecuniary interests to determine if they are VIEs that the Company must consolidate. Based on the Company’s preliminary analysis, there are certain entities that the Company may be required to consolidate in the third quarter of fiscal 2004. Consolidation of these entities would have no impact on net income or shareholders’ equity of the Company. While the consolidation of these entities would affect certain components of the Company’s balance sheet and income statement, the Company does not expect the application of FIN 46 to have a material impact on the Company’s consolidated financial statements.

(12)	On October 28, 2003, the Company completed the acquisition of substantially all of the assets of Farmland Foods, the pork production and processing business of Farmland Industries, Inc., for approximately $367.4 million in cash, plus the assumption of certain Farmland Foods liabilities, subject to post-closing adjustments. The assumed liabilities include the pension obligations and associated assets of both Farmland Foods and Farmland Industries, Inc. The Company is currently evaluating the value of this liability and estimates the amount to be between $50.0 million and $70.0 million. Farmland Foods had sales of $1.6 billion for the 52 weeks ended August 31, 2003 (unaudited).

(13)	Certain prior year amounts have been reclassified to conform to current year presentations, including a reclassification of depreciation expense for the 13 and 26 weeks ended October 27, 2002 into cost of sales and selling, general and administrative expense, as appropriate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Smithfield Foods, Inc. and subsidiaries (the Company) is composed of three reportable segments: Pork, Beef, and the Hog Production Group (HPG). The Pork segment consists primarily of fresh pork and processed meats subsidiaries in the United States (U.S.). The Beef segment consists primarily of U.S. beef processing subsidiaries. The HPG consists primarily of hog production operations located in the U.S. and Poland. The Pork and HPG segments have certain joint ventures and other investments in addition to their primary operations.

The Pork segment includes the Company’s operations that process, package, market and distribute fresh pork and processed meats to retail, foodservice and export channels. Similarly, the Beef segment operations process, package, market and distribute beef products to the same channels. The HPG segment supplies raw materials (live hogs) primarily to the Pork segment, as well as to other outside operations.

Prior to the second quarter of fiscal 2004, the Company’s segments were Pork, Beef, International and HPG. The new reporting segments replace the International segment with an Other segment. The International segment is no longer a reportable segment due to Schneider Corporation (Schneider) now being reported as a discontinued operation. The remaining international meat processing operations are now included in Other, along with the Company’s turkey processing and production operations.

12-21

The Company reclassified depreciation expense for the 13 and 26 weeks ended October 27, 2002, which was previously stated as a separate line item on the consolidated statements of income, into either cost of sales or selling, general and administrative expense. The consolidated results of continuing operations discussion reflects this reclassification.

RESULTS OF CONTINUING OPERATIONS

13 weeks ended October 26, 2003 compared to 13 weeks ended October 27, 2002

Consolidated

Sales increased by $287.2 million, or 16%, primarily the result of significant increases in average unit selling prices in both the Beef and Pork segments partially offset by slight sales volume decreases in both segments. The unit selling price increases in both segments are primarily the result of the impact of higher livestock prices on fresh meat prices. See the following section for comments on sales changes by business segments.

Gross profit increased $53.9 million, or 36%, primarily the result of higher margins in the HPG on a 33% increase in U.S. live hog market prices partially offset by increased raising costs in the HPG. Beef segment margins also increased due to strong beef demand. The HPG and Beef increases were offset by gross margin decreases in the Pork segment due to the increase in U.S live hog market prices exceeding the increase in average unit selling prices. Gross profit was negatively impacted by $3.5 million of losses associated with Hurricane Isabel.

Selling, general and administrative expenses increased $1.2 million, or 1%. This increase was primarily due to an increase in pension costs and other variable operating expenses partially offset by lower advertising and promotion costs, and a $4.5 million gain on the sale of securities.

Interest expense increased $3.8 million, or 17%, due to incremental borrowing costs on long-term debt issued in May of fiscal 2004 and higher borrowing levels associated with acquired businesses (see Liquidity and Capital Resources of Continuing Operations).

The effective income tax rate for the current period is 34.0%. This estimated tax rate used in the current year is greater than the full fiscal 2003 rate of 33.0%. This increase is primarily due to an increase in earnings at higher marginal tax rates. The Company had a valuation allowance of $30.0 million related to income tax assets as of October 26, 2003 primarily related to losses in foreign jurisdictions for which no tax benefit is recognized.

Reflecting the foregoing factors, income from continuing operations increased to $31.9 million, or $.29 per diluted share, in the 13 weeks ended October 26, 2003, up from a loss from continuing operations of $0.2 million, or $.00 per diluted share, in the 13 weeks ended October 27, 2002.

13-21

SEGMENT RESULTS

Pork Segment Results

	13 Weeks Ended
(in millions)	Oct. 26, 2003	Oct. 27, 2002	% Change
Sales	$1,157.2	$1,046.9	11%
Operating profit	42.5	51.5	-17%

Sales in the Pork segment increased $110.3 million on a 13% increase in the average unit selling price of pork products. This increase in selling prices is primarily the result of the impact of sharply higher live hog prices on fresh pork prices and improved product mix as evidenced by a 7% increase in processed meats volumes and an 8% decrease in fresh pork volumes. Fresh pork sales were impacted during the quarter by higher shipments of fresh pork from Canada. This supply increase resulted from lower Canadian live cattle prices following the report of a single case of bovine spongiform encephalopathy (BSE) in that country in May 2003. The U.S. Department of Agriculture imposed a ban on the importation of ruminants and ruminant products from Canada, including beef, cattle and animal feed in response to the report. This sharply lower cattle market in Canada triggered a decline in Canadian demand for pork and an increase in Canadian fresh pork exports to the U.S., where prices were higher. The processed meats volume increases were due to the Company’s continued emphasis on growing the further processed and value-added portion of the business. The Company recorded double-digit volume increases in many of its pre-cooked products, such as bacon, sausage, entrees and ribs.

Pork segment operating profit decreased $9.0 million due primarily to a 33% increase in live hog market prices. Processed meats margins decreased due to the higher raw material costs that could not be fully passed through in product pricing. Processed meats margins decreases were partially offset by the Company’s continued emphasis on the value-added processed meats categories and by a slight increase in fresh pork margins. Losses attributed to Hurricane Isabel and higher pension costs also contributed to lower operating profit.

Beef Segment Results

	13 Weeks Ended
(in millions)	Oct. 26, 2003	Oct. 27, 2002	% Change
Sales	$660.0	$526.0	25%
Operating profit	40.1	20.0	101%

Beef sales increased $134.0 million due primarily to a 29% increase in average unit selling price, partially offset by a 3% decrease in sales volume. The average unit selling price increased on a limited supply of beef related to the discovered case of BSE (See Pork Segment Results). Continued strong demand for beef resulted in favorable market conditions which improved pricing as well. Another positive factor in the beef operations was improved rendered by-product prices due to a strengthened export market.

Operating profit increased $20.1 million due to higher average unit selling prices on higher pricing for quality choice cuts and rendered by-products partially offset by an increase in live cattle prices.

14-21

Hog Production Group Segment Results

	13 Weeks Ended
(in millions)	Oct. 26, 2003	Oct. 27, 2002	% Change
Sales	$304.0	$223.4	36%
Operating profit	3.4	(38.2)	109%

HPG sales increased $80.6 million primarily the result of a 33% increase in live hog market prices. HPG had intersegment sales of $223.2 million and $178.0 million for the 13 weeks ended October 26, 2003 and October 27, 2002, respectively, at current prices, primarily to the Pork segment, which were eliminated in the Company’s consolidated condensed statements of income.

Operating profit increased $41.6 million primarily due to the increase in live hog prices in the current year partially offset by an increase in raising costs from higher feed costs.

26 weeks ended October 26, 2003 compared to 26 weeks ended October 27, 2002

Consolidated

Sales increased by $466.5 million, or 13%, primarily the result of significant increases in average unit selling prices in both the Beef and Pork segments, partially offset by slight sales volume decreases in both segments. The unit selling price increases in both segments are primarily the result of the impact of higher livestock prices on fresh meat prices. See the following section for comments on sales changes by business segments.

Gross profit increased $69.1 million, or 22%, primarily the result of higher margins in the HPG on a 27% increase in U.S. live hog market prices partially offset by increased raising costs in the HPG. Beef segment margins also increased due to strong beef demand. The HPG and Beef segment increases were offset by gross margin decreases in the Pork segment due to the increase in U.S live hog market prices exceeding the increase in average unit selling prices. Gross profit was negatively impacted by $3.5 million of losses associated with Hurricane Isabel.

Selling, general and administrative expenses decreased $5.9 million, or 2%. This decrease was primarily due to lower advertising and promotion costs and a $4.5 million gain on the sale of securities partially offset by an increase in pension costs and other variable operating expenses.

Interest expense increased $8.0 million, or 18%, due to incremental borrowing costs on long-term debt issued in May of fiscal 2004 and higher borrowing levels associated with acquired businesses (see Liquidity and Capital Resources of Continuing Operations).

The effective income tax rate decreased to 34.0% as compared with 39.0%. This estimated tax rate used in the current year is greater than the full fiscal 2003 rate of 33.0%. This increase is primarily due to an increase in earnings at higher marginal tax rates. The Company had a valuation allowance of $30.0 million related to income tax assets as of October 26, 2003 primarily related to losses in foreign jurisdictions for which no tax benefit is recognized.

Reflecting the foregoing factors, income from continuing operations increased to $49.5 million, or $.44 per diluted share, in the 26 weeks ended October 26, 2003 up from $4.8 million, or $.04 per diluted share, in the 26 weeks ended October 27, 2002.

15-21

SEGMENT RESULTS

Pork Segment Results

	26 Weeks Ended
(in millions)	Oct. 26, 2003	Oct. 27, 2002	% Change
Sales	$2,290.2	$2,076.6	10%
Operating profit	24.9	52.9	-53%

Sales in the Pork segment increased $213.6 million on a 12% increase in the average unit selling price of pork products. This increase in selling prices is primarily the result of the impact of sharply higher live hog prices on fresh pork prices and improved product mix as evidenced by a 6% increase in processed meats volumes and a 7% decrease in fresh pork volumes. Fresh pork sales were impacted by higher shipments of fresh pork from Canada (See Pork Segment Results for the 13 weeks ended October 26, 2003). The processed meats volume increases were due to the Company’s continued emphasis on growing the further processed and value-added portion of the business. The Company recorded double-digit volume increases in many of its pre-cooked products, such as bacon, sausage, entrees and ribs.

Pork segment operating profit decreased $28.0 million due primarily to a 27% increase in live hog market prices and a continued weak operating environment for fresh pork. Processed meats margins decreased due to the higher raw material costs that could not be fully passed through in product pricing. The decrease in processed meats margins was partially offset by the Company’s continued emphasis on the value-added processed meats categories. Fresh pork margins decreased on higher raw material costs, which were partially offset by the Company’s continued emphasis on branded and value-added fresh pork categories and by lower advertising and promotion costs. Losses attributed to Hurricane Isabel and higher pension costs also contributed to lower operating profit.

Beef Segment Results

	26 Weeks Ended
(in millions)	Oct. 26, 2003	Oct. 27, 2002	% Change
Sales	$1,265.4	$1,085.0	17%
Operating profit	72.0	41.9	72%

Beef sales increased $180.4 million due primarily to a 21% increase in average unit selling price, partially offset by a 3% decrease in sales volume. The average unit selling price increased on a limited supply of beef related to the discovered case of BSE (See Pork Segment Results). Continued strong demand for beef resulted in favorable market conditions which improved pricing as well. Another positive factor in the beef operations was improved rendered by-product values due to a strengthened export market.

Operating profit increased $30.1 million due to higher average unit selling prices on higher pricing for quality choice cuts and rendered by-products partially offset by an increase in live cattle prices.

16-21

Hog Production Group Segment Results

	26 Weeks Ended
(in millions)	Oct. 26, 2003	Oct. 27, 2002	% Change
Sales	$639.7	$497.2	29%
Operating profit	61.5	(19.3)	419%

HPG sales increased $142.5 million, primarily the result of a 27% increase in live hog market prices and a slight increase in head sold. HPG had intersegment sales of $468.9 million and $377.6 million for the 26 weeks ended October 26, 2003 and October 27, 2002, respectively, at current prices, primarily to the Pork segment, which were eliminated in the Company’s Consolidated Condensed Statements of Income.

Operating profit increased $80.8 million primarily due to the increase in live hog prices in the current year partially offset by an increase in raising costs from higher feed costs.

LIQUIDITY AND CAPITAL RESOURCES OF CONTINUING OPERATIONS

Cash provided by operations totaled $15.7 million for the 26 weeks ended October 26, 2003 compared to $20.3 million in the same period last year. This decrease is due primarily to increased working capital commitments partially offset by higher earnings as compared to the prior year.

Cash used in investing activities increased to $499.6 million for the 26 weeks ended October 26, 2003 compared to $129.1 million for the comparable prior period. The increase includes restricted cash of $295.5 million held for the acquisition of Farmland Foods, Inc. (Farmland Foods), a $35.0 million deposit related to the acquisition of Farmland Foods, and the acquisitions of Cumberland Gap Provision Company and Alliance Farms Cooperative Association. The increase was partially offset by a decrease in capital expenditures in the current quarter and the acquisition of Stefano Foods, Inc. in the prior year. Capital expenditures in the current period totaled $65.8 million primarily related to fresh pork and processed meats expansion projects and additional hog production facilities. As of October 26, 2003, the Company had definitive commitments of $87.1 million for capital expenditures primarily for processed meats expansion, foreign farm expansion and production efficiency projects.

Financing activities provided cash of $492.0 million in the current 26-week period compared to $92.5 million for the prior year. In the current period, the Company issued $350.0 million of 10-year, 7.75% senior unsecured notes. Net proceeds from the sale of these notes were used to repay indebtedness under the Company’s revolving credit facility. The Company used the availability under the revolving credit facility to fund investment activity in the 26 weeks ended October 26, 2003. The Company expects to continue to use availability under the revolving credit facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions. As of October 26, 2003, the Company’s availability under the revolving credit facility was $378.5 million. During the current period the Company also entered into a $300.0 million 364-day bridge loan and security agreement (the bridge loan). The net proceeds from the bridge loan were restricted for the financing of the acquisition of Farmland Foods. In the prior period, the Company increased its borrowings on its revolving credit facility $159.0 million in the prior period to fund net investment activity and to repurchase 0.9 million shares of the Company’s common stock. The Company did not repurchase any of its own stock in the current 26-week period and as of December 5, 2003, 16.8 million shares of the Company’s common stock have been repurchased under an 18.0 million-share repurchase program.

Management believes that through internally generated funds and access to global capital markets, funds are available to adequately meet the Company’s current and future operating, capital and financing needs.

17-21

On October 28, 2003, the Company completed the acquisition of substantially all of the assets of Farmland Foods, the pork production and processing business of Farmland Industries, Inc., for approximately $367.4 million in cash, plus the assumption of certain Farmland Foods liabilities, subject to post-closing adjustments to reflect the net change in certain acquired working capital items. At closing, an estimate of the net change in working capital resulted in an additional cash payment of approximately $18.0 million. The assumed liabilities include the pension obligations and associated assets of both Farmland Foods and Farmland Industries, Inc. The Company is currently evaluating the amount of this liability which it estimates to be between $50.0 million and $70.0 million. Farmland Foods had sales of $1.6 billion for the 52 weeks ended August 31, 2003 (unaudited).

In October of fiscal 2004, the Company entered into the bridge loan, with Goldman Sachs Credit Partners L.P, for $300.0 million. The proceeds from the bridge loan were used to complete the acquisition of Farmland Foods. As of October 26, 2003, the interest rate on the bridge loan was LIBOR plus 2.25%. At the time of the funding of the Farmland Foods acquisition, the interest rate increases to LIBOR plus 5.0%. Should the bridge loan remain outstanding 120 days after the effective date, the provisions of the bridge loan allow the interest rate to increase up to prime plus 5.0%.

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

In May of fiscal 2004, the Company notified Pennexx Foods, Inc. (Pennexx), a 41% owned case-ready meat provider, that it was in default under a $30.0 million line of credit agreement. At that time, the Company terminated its commitment to make further loans under the credit agreement and demanded repayment of $11.9 million, the amount outstanding. In June of fiscal 2004, the Company took possession of Pennexx’s assets due to Pennexx’s inability to pay amounts owed to the Company under the credit agreement. The Company also assumed $12.1 million of Pennexx equipment lease obligations. The Company is operating these assumed assets under the name Showcase Foods, Inc. as part of the Beef segment. The value of these assets assumed was approximately the amount of the outstanding receivable under the credit agreement.

DISCONTINUED OPERATIONS

In September of fiscal 2004, the Company entered into a definitive share purchase agreement with Maple Leaf Foods Inc. (Maple Leaf), under which the Company would sell all of the outstanding stock of Schneider to Maple Leaf for approximately $378.0 million, including the assumption of Schneider’s debt, subject to closing adjustments. The Company expects this sale to be completed in fiscal 2004. The company expects to use the net proceeds from this sale, as well as additional borrowings under the revolving credit facility, to repay the bridge loan.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking information includes statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for fiscal 2003. The Company undertakes no obligation to update any forward looking statements, whether as a result of new information, future events or otherwise.

18-21

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company was a party to a credit agreement and related security documents with Pennexx Foods, Inc. (Pennexx). In June 2003, due to Pennexx’s failure to pay amounts due to the Company under the credit agreement, and pursuant to the terms of a Forbearance and Peaceful Possession Agreement between the Company and Pennexx as approved by the U.S. District Court for the Eastern District of Pennsylvania, the Company took possession of substantially all of Pennexx’s assets. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources of Continuing Operations). On July 24, 2003, a putative class action complaint was filed on behalf of shareholders of Pennexx in the U. S. District Court for the Eastern District of Pennsylvania against Pennexx, its directors (including two of the Company’s officers that were former directors of Pennexx) and the Company. The complaint alleges violations of federal securities laws and state common law and seeks unspecified compensatory damages in connection with the Company’s foreclosure on Pennexx’s assets. On December 3, 2003, Pennexx filed a cross-claim in the securities action against the Company and the Company’s officers that formerly served as directors of Pennexx. The cross-claim alleges, among other things, fraud, breach of fiduciary duty and tortious interference with contractual relations, and seeks damages in excess of $226 million. The Company believes that the allegations in the securities action, including the cross-claim filed by Pennexx, are completely unfounded and have no basis in fact and intends to vigorously defend the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

Information regarding the matters submitted to shareholders at the annual meeting on September 3, 2003 and related voting results was included in the Company’s Form 10-Q for the quarterly period ended July 27, 2003.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 2.1	-	Share Purchase Agreement dated September 24, 2003 between the Company and Maple Leaf Foods Inc. (filed herewith).

Pursuant to Rule 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally to the SEC, upon request, any omitted schedules or similar attachments to Exhibit 2.1.

Exhibit 2.2	-	Amended and Restated Asset Purchase Agreement among KC Acquisition, Inc., as buyer, and Farmland Foods, Inc. and Farmland Industries, Inc., debtors-in-possession, as sellers, dated as of October 12, 2003 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 28, 2003 and filed with the SEC on November 10, 2003).

Exhibit 3.1	-	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).

Exhibit 3.2	-	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1	-	Amendment No. 4 dated as of September 29, 2003 among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001, as amended, for a $900,000,000 secured multi-year revolving credit facility (filed herewith).

Exhibit 4.2	-	Amendment Agreement No. 4 dated as of October 31, 2003 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 31, 1999, as amended, relating to $196,882,354 in senior secured notes, series B through H (filed herewith).

Exhibit 4.3	-	Amendment Agreement No. 4 dated as of October 31, 2003 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 27, 1999, as amended, relating to $225,000,000 in senior secured notes, series I through L (filed herewith).

Exhibit 4.4	-	Amendment Agreement No. 4 dated as of October 31, 2003 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000, as amended, relating to $100,000,000 in senior secured notes, series M through N (filed herewith).

Exhibit 4.5	-	Amendment Agreement No. 3 dated as of October 31, 2003 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000, as amended, relating to $55,000,000 in senior secured notes, series O through P (filed herewith).

Exhibit 10.1	-	Bridge Loan and Security Agreement, dated as of October 9, 2003, between the Company, the Subsidiary Guarantors and Goldman Sachs Credit Partners, L.P., as Arranger, Agent and Lender (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 28, 2003 and filed with the SEC on November 10, 2003).

19-21

Exhibit 31.1	-	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	-	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	-	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	-	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

B. Reports on Form 8-K

The following reports on Form 8-K were filed with or furnished to the SEC by the Company since the beginning of the second quarter of fiscal 2004. The Forms 8-K listed below that were furnished to the SEC shall not be deemed filed for any purpose.

1.	A Current Report on Form 8-K, dated July 30, 2003, was furnished to the SEC on August 6, 2003 to report, under Item 12, the Company’s issuance of a press release commenting on expected earnings for its first quarter of fiscal 2004, ended July 27, 2003, and the proposed Farmland Foods acquisition.

2.	A Current Report on Form 8-K, dated August 13, 2003, was furnished to the SEC on August 13, 2003 to report, under Item 9, the Company’s issuance of a press release announcing that the Company has agreed to acquire a 90% interest in Cumberland Gap Provision Company.

3.	A Current Report on Form 8-K, dated August 21, 2003, was furnished to the SEC on August 21, 2003 to report, under Item 12, the Company’s issuance of a press release announcing its earnings for the first quarter of fiscal 2004, which ended July 27, 2003.

4.	A Current Report on Form 8-K, dated September 25, 2003, was filed with the SEC on September 30, 2003 to report, under Item 5, the Company’s issuance of a press release announcing its signing of a definitive agreement to sell Schneider Corporation to Maple Leaf Foods, Inc.

5.	A Current Report on Form 8-K, dated October 12, 2003, was filed with the SEC on October 16, 2003 to report, under Item 5, that the Company was the successful bidder at an auction to acquire substantially all of the assets of Farmland Foods.

6.	A Current Report on Form 8-K, dated October 28, 2003, was filed with the SEC on November 10, 2003 to report, under Item 2, that the Company completed the acquisition of substantially all of the assets of Farmland Foods, Inc., the pork production and processing business of Farmland Industries, Inc. on October 28, 2003.

7.	A Current Report on Form 8-K, dated November 10, 2003, was furnished to the SEC on November 13, 2003 to report, under Item 12, the Company’s issuance of a press release announcing the Company’s expectations with respect to earnings for the second quarter of fiscal 2004, which ended October 26, 2003.

8.	A Current Report on Form 8-K, dated November 12, 2003, was furnished to the SEC on November 12, 2003 and amended on November 13, 2003 to report, under Items 9 and 12, the Company’s posting to the Company’s website certain operational and financial information regarding Farmland Foods, Inc.

9.	A Current Report on Form 8-K, dated November 20, 2003, was furnished to the SEC on November 20, 2003 to report, under Item 12, the Company’s issuance of a press release announcing its earnings for the second quarter of fiscal 2004, which ended October 26, 2003.

20-21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/ DANIEL G. STEVENS
Daniel G. Stevens
Vice President and Chief Financial Officer

/s/ JEFFREY A. DEEL
Jeffrey A. Deel
Corporate Controller

Date: December 10, 2003

21-21