Form 10-Q
period 2004-02-01
SMITHFIELD FOODS INC
filed 2004-03-17
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Class	Shares outstanding at March 10, 2004
Common Stock, $.50 par value	110,951,331

1-23

SMITHFIELD FOODS, INC.

CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income – 14 Weeks Ended February 1, 2004 and 13 Weeks Ended January 26, 2003 and 40 Weeks Ended February 1, 2004 and 39 Weeks Ended January 26, 2003	3

	Consolidated Condensed Balance Sheets – February 1, 2004 and April 27, 2003	4-5

	Consolidated Condensed Statements of Cash Flows – 40 Weeks Ended February 1, 2004 and 39 Weeks Ended January 26, 2003	6

	Notes to Consolidated Condensed Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 6.	Exhibits and Reports on Form 8-K	20-22

2-23

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)	14 Weeks Ended February 1, 2004	13 Weeks Ended January 26, 2003	40 Weeks Ended February 1, 2004	39 Weeks Ended January 26, 2003
Sales	$2,703.7	$1,810.1	$6,745.0	$5,384.9
Cost of sales	2,435.5	1,660.3	6,098.7	4,926.1

Gross profit	268.2	149.8	646.3	458.8

Selling, general and administrative expenses	170.6	122.7	420.6	378.6
Interest expense	33.7	23.3	86.9	68.5

Income from continuing operations before income taxes	63.9	3.8	138.8	11.7
Income taxes	21.8	0.9	47.2	4.0

Income from continuing operations	42.1	2.9	91.6	7.7
Income from discontinued operations, net of tax	4.0	2.4	12.8	13.5

Net income	$46.1	$5.3	$104.4	$21.2

Income per common share:
Basic:
Continuing operations	$.38	$.03	$.83	$.07
Discontinued operations	.04	.02	.12	.12

Net income	$.42	$.05	$.95	$.19

Diluted:
Continuing operations	$.38	$.03	$.82	$.07
Discontinued operations	.03	.02	.12	.12

Net income	$.41	$.05	$.94	$.19

Average common share outstanding:
Basic	110.7	109.4	110.1	109.6
Diluted	111.5	110.9	111.5	111.1

See Notes to Consolidated Condensed Financial Statements

3-23

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions)	February 1, 2004	April 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63.4	$64.8
Accounts receivable, net	589.5	399.9
Inventories	1,194.3	1,007.5
Prepaid expenses and other current assets	62.7	54.3
Assets of discontinued operations held for sale	463.2	124.0

Total current assets	2,373.1	1,650.5

Property, plant and equipment	2,611.2	2,274.8
Less accumulated depreciation	(891.5)	(770.3)

Net property, plant and equipment	1,719.7	1,504.5

Other assets:
Goodwill	522.4	419.7
Investments in partnerships	130.1	110.4
Other	380.3	243.3
Assets of discontinued operations held for sale	—	282.2

Total other assets	1,032.8	1,055.6

	$5,125.6	$4,210.6

See Notes to Consolidated Condensed Financial Statements

4-23

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)	February 1, 2004	April 27, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$18.2	$18.9
Bridge loan	300.0	—
Current portion of long-term debt and capital lease obligations	77.9	100.3
Accounts payable	429.7	340.1
Accrued expenses and other current liabilities	395.0	278.1
Liabilities of discontinued operations held for sale	291.0	80.1

Total current liabilities	1,511.8	817.5

Long-term debt and capital lease obligations	1,667.5	1,523.1

Other noncurrent liabilities:
Deferred income taxes	230.7	215.6
Pension and postretirement benefits	200.8	125.0
Other	62.6	45.9
Liabilities of discontinued operations held for sale	—	179.6

Total other noncurrent liabilities	494.1	566.1

Minority interests	8.2	4.7

Shareholder’s equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 110,751,331 and 109,460,931 issued and outstanding	55.4	54.7
Additional paid-in capital	491.1	475.5
Retained earnings	966.4	862.0
Accumulated other comprehensive loss	(68.9)	(93.0)

Total shareholders’ equity	1,444.0	1,299.2

	$5,125.6	$4,210.6

See Notes to Consolidated Condensed Financial Statements

5-23

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	40 Weeks Ended	39 Weeks Ended
(In millions)	February 1, 2004	January 26, 2003
Cash flows from operating activities:
Income from continuing operations	$91.6	$7.7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	128.7	115.8
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations	(29.5)	(76.6)

Net cash provided by operating activities	190.8	46.9

Cash flows from investing activities:
Capital expenditures	(107.8)	(128.1)
Business acquisitions, net of cash	(478.3)	(91.3)
Other	1.5	(6.6)

Net cash used in investing activities	(584.6)	(226.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and bridge loan	690.7	12.3
Net (repayments) borrowings on revolving credit facility	(224.0)	227.0
Principal payments on long-term debt and capital lease obligations	(72.9)	(50.1)
Repurchase and retirement of common stock	—	(24.6)
Other	(0.4)	6.5

Net cash provided by financing activities	393.4	171.1

Net decrease in cash and cash equivalents	(0.4)	(8.0)
Effect of foreign exchange rate changes on cash	(1.0)	1.8
Cash and cash equivalents at beginning of period	64.8	62.5

Cash and cash equivalents at end of period	$63.4	$56.3

Supplemental disclosures of cash flow information:
Cash payments during period:
Interest (net of amount capitalized)	$79.0	$61.8

Income taxes	$35.4	$10.7

See Notes to Consolidated Condensed Financial Statements

6-23

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	These statements should be read in conjunction with the Consolidated Financial Statements and related notes, which are included in the Company’s Annual Report, for the fiscal year ended April 27, 2003. The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

(2)	In November of fiscal 2004, the Company completed the acquisition of substantially all of the assets of Farmland Foods, Inc. (Farmland Foods), the pork production and processing business of Farmland Industries, Inc. for approximately $377.5 million in cash, plus the assumption of certain Farmland Foods liabilities. The assumed liabilities include the pension obligation and associated assets of Farmland Industries, Inc. The Company is currently evaluating the value of this liability and estimates the amount to be approximately $70.0 million. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed was recorded as goodwill totaling $46.1 million.

In September of fiscal 2004, the Company acquired 90% of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) for approximately $51.7 million plus assumed debt. Cumberland Gap is a processor of premium-branded smoked hams, sausages and other specialty pork products. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $39.1 million.

In September of fiscal 2004, the Company acquired Alliance Farms Cooperative Association (Alliance) for approximately $22.8 million. Alliance produces approximately 340,000 market hogs annually.

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

Had the acquisitions of Farmland Foods, Cumberland Gap, Alliance, Vall and Stefano’s occurred at the beginning of fiscal 2003, sales, income from continuing operations, and income from continuing operations per diluted share would have been $7.5 billion, $76.9 million and $.69, respectively, for the 40 weeks ended February 1, 2004, $2.2 billion, $11.5 million and $.10, respectively for the 13 weeks ended January 26, 2003 and $6.6 billion, $14.3 million and $.13, respectively, for the 39 weeks ended January 26, 2003. There would not have been a material effect on sales, net income or net income per diluted share for the 14 weeks ended February 1, 2004. The proforma income from continuing operations for the 40 weeks ended February 1, 2004 includes $14.9 million of charges for Farmland Foods related to reorganization and bankruptcy related costs and parent company allocations, which the Company believes are in excess of expected on-going standalone costs.

These acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the dates of acquisition.

7-23

(3)	In September of fiscal 2004, the Company entered into a definitive share purchase agreement with Maple Leaf Foods Inc. (Maple Leaf), under which the Company would sell all of the outstanding common stock of Schneider Corporation (Schneider), the Company’s Canadian operations, to Maple Leaf for approximately $378.0 million, subject to closing adjustments. Accordingly, Schneider is reflected as a discontinued operation in the accompanying consolidated condensed statements of income and the consolidated condensed balance sheets for all periods presented. The Company expects this sale to be completed in fiscal 2004.

Income statement amounts for Schneider reported in discontinued operations, for the 14 and 40 weeks ended February 1, 2004 and the 13 and 39 weeks ended January 26, 2003, respectively, are as follows:

	14 Weeks Ended February 1,	13 Weeks Ended January 26,	40 Weeks Ended February 1,	39 Weeks Ended January 26,
(In millions)	2004	2003	2004	2003
Net sales	$227.0	$187.8	$675.3	$571.8
Cost of sales	196.2	164.3	585.8	497.2

Gross profit	30.8	23.5	89.5	74.6
Selling, general and administrative	22.6	18.4	64.5	49.5
Interest expense	1.9	1.5	5.3	4.7

Income before taxes	6.3	3.6	19.7	20.4
Income taxes	2.3	1.2	6.9	6.9

Income from discontinued operations	$4.0	$2.4	$12.8	$13.5

The following table details the major classes of assets and liabilities of discontinued operations held for sale as of February 1, 2004 and April 27, 2003. These assets and liabilities are recorded in the captions “Assets of discontinued operations held for sale” and “Liabilities of discontinued operations held for sale,” respectively. As of February 1, 2004, all assets and liabilities of discontinued operations held for sale are recorded as current assets and current liabilities, respectively.

(In millions)	February 1, 2004	April 27, 2003
Assets
Current assets	$148.1	$124.0
Property, plant and equipment, net	134.6	127.0
Goodwill and other intangibles	113.4	103.9
Other assets	67.1	51.3

Assets of discontinued operations held for sale	$463.2	$406.2

Liabilities
Current liabilities	$93.7	$80.1
Long-term pension and other liabilities	102.2	103.6
Long-term debt and capital lease obligations	95.1	76.0

Liabilities of discontinued operations held for sale	$291.0	$259.7

8-23

(4)	In May of fiscal 2004, the Company issued $350.0 million of 10-year, 7.75% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the Company’s primary revolving credit facility (the facility). The Company expects to use the availability under the facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

In October of fiscal 2004, the Company entered into a 364-day bridge loan and security agreement (the bridge loan), with Goldman Sachs Credit Partners L.P., for $300.0 million. The proceeds from the bridge loan were used to finance the acquisition of Farmland Foods (See Note 2). As of February 1, 2004, the interest rate on the bridge loan was LIBOR plus 5.0%. During the fourth quarter of fiscal 2004, the interest rate increases to LIBOR plus 6.0% for the remainder of the term. The bridge loan is expected to be repaid with the proceeds from the sale of Schneider (See Note 3). The bridge loan is guaranteed by the Company’s Canadian operations.

(5)	Inventories consist of the following:

(In millions)	February 1, 2004	April 27, 2003

Fresh and processed meats	$502.7	$395.6
Hogs on farms	468.7	413.8
Cattle	85.9	85.2
Manufacturing supplies	64.4	45.8
Other	72.6	67.1

	$1,194.3	$1,007.5

(6)	Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents, such as stock options. The computation for basic and diluted net income per share is as follows:

(In millions, except per share data)	14 weeks Ended February 1, 2004	13 Weeks Ended January 26, 2003	40 Weeks Ended February 1, 2004	39 Weeks Ended January 26, 2003

Net income	$46.1	$5.3	$104.4	$21.2

Average common shares outstanding:
Basic	110.7	109.4	110.1	109.6
Dilutive stock options	0.8	1.5	1.4	1.5

Diluted	111.5	110.9	111.5	111.1

Net income per common share:
Basic	$.42	$.05	$.95	$.19

Diluted	$.41	$.05	$.94	$.19

In fiscal 2003, the Company adopted the fair value method defined in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, which is in compliance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures, an amendment to SFAS No. 123,” issued December 2002, to account

9-23

for the Company’s stock option plans. The Company records compensation expense for stock options granted subsequent to April 28, 2002 based on their fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. For the 14 and 40 weeks ended February 1, 2004 and the 13 and 39 weeks ended January 26, 2003, the impact of recording compensation expense for stock options granted was less than one cent per diluted share. Stock options granted prior to April 29, 2002 continue to be accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) until they are modified or vested. Under APB 25, no compensation expense is recorded. Had the Company used the fair value method to determine compensation expense for its stock options granted prior to April 29, 2002, net income and net income per basic and diluted share would have been as follows:

(In millions, except per share data)	14 weeks Ended February 1, 2004	13 Weeks Ended January 26, 2003	40 Weeks Ended February 1, 2004	39 Weeks Ended January 26, 2003

Net income, as reported	$46.1	$5.3	$104.4	$21.2
Pro forma net income	45.3	4.2	101.9	18.2
Net income per share, as reported:
Basic	$.42	$.05	$.95	$.19
Diluted	.41	.05	.94	.19
Pro forma net income per share:
Basic	$.41	$.04	$.93	$.17
Diluted	.41	.04	.91	.16

(7)	The components of comprehensive income, net of related taxes, consist of:

(In millions	14 weeks Ended February 1, 2004	13 Weeks Ended January 26, 2003	40 Weeks Ended February 1, 2004	39 Weeks Ended January 26, 2003

Net income	$46.1	$5.3	$104.4	$21.2
Other comprehensive gain:
Unrealized gain(loss) on hedge accounting	13.2	0.6	19.7	(0.2)
Unrealized gain(loss) on securities	—	—	1.7	(0.1)
Foreign currency translation	(4.8)	12.3	15.5	13.1
Reclassification adjustments;
Hedge accounting	(0.6)	0.8	(11.1)	(0.1)
Securities	—	—	(1.7)	—

Comprehensive income	$53.9	$19.0	$128.5	$33.9

(8)	The Company changed its reporting segments as of the second quarter of fiscal 2004. Previously, the Company’s segments were Pork, Beef, International and Hog Production. The new reporting segments replace the International segment with an Other segment. The International segment is no longer considered a reportable segment following the reclassification of Schneider to discontinued operations (Note 2). The remaining international meat processing operations are now included in Other, along with the Company’s turkey processing and production operations. The following table presents information about the sales and operating profits from continuing operations for each of the

10-23

Company’s segments for the 14 and 40 weeks ended February 1, 2004 and the 13 and 39 weeks ended January 26, 2003. The Company has restated the segment information for the 13 and 39 weeks ended January 26, 2003 to conform to the presentation for the 14 and 40 weeks ended February 1, 2004.

(In millions)	Pork	Beef	Hog Production	Other	General Corporate	Total
14 Weeks Ended February 1, 2004
Sales	$1,844.2	$600.0	$340.1	$207.1	$—	$2,991.4
Intersegment sales	(11.1)	(5.7)	(264.1)	(6.8)	—	(287.7)
Operating profit (loss)	99.6	7.4	(7.8)	13.6	(15.2)	97.6

13 Weeks Ended January 26, 2003
Sales	$1,071.4	$536.6	$258.5	$177.9	$—	$2,044.4
Intersegment sales	(20.7)	(2.5)	(203.7)	(7.4)	—	(234.3)
Operating profit (loss)	75.7	18.0	(64.0)	9.2	(11.8)	27.1

40 Weeks Ended February 1, 2004
Sales	$4,134.4	$1,865.4	$979.8	$573.2	$—	$7,552.8
Intersegment sales	(38.1)	(16.7)	(733.0)	(20.0)	—	(807.8)
Operating profit (loss)	124.5	79.4	53.7	12.0	(43.9)	225.7

39 Weeks Ended January 26, 2003
Sales	$3,148.0	$1,621.6	$755.7	$492.8	$—	$6,018.1
Intersegment sales	(21.8)	(8.5)	(581.1)	(21.8)	—	(633.2)
Operating profit (loss)	128.6	59.9	(83.3)	16.8	(41.8)	80.2

(9)	As of February 1, 2004, the balance of deferred net gains on derivative instruments included in Accumulated Other Comprehensive Loss was $10.9 million. As of February 1, 2004, the maximum maturity date for any commodity contract outstanding was 12 months. As of February 1, 2004, the weighted average maturity of the Company’s interest rate and foreign currency financial instruments was 48 and 3 months, with maximum maturities of 68 and 12 months, respectively. The Company believes the risk of default or nonperformance on contracts with counterparties is not significant. The Company’s open derivative instruments had a fair market value gain of $6.8 million as of February 1, 2004.

The net impact of ineffectiveness related to the Company’s hedges was not material for the 14 and 40 weeks ended February 1, 2004 and the 13 and 39 weeks ended January 26, 2003. No hedges were discontinued for the 14 and 40 weeks ended February 1, 2004 and for the 13 and 39 weeks ended January 26, 2003 as a result of it becoming probable that the forecasted transaction will not occur.

(10)	In May of fiscal 2004, the Company notified Pennexx Foods, Inc. (Pennexx), a 41% owned case-ready meat provider, that it was in default under a $30.0 million line of credit agreement. At that time, the Company terminated its commitment to make further loans under the credit agreement and demanded repayment of $11.7 million, the amount outstanding under the credit agreement. In June of fiscal 2004, the Company foreclosed upon Pennexx’s assets that served as collateral under the credit agreement. These assets were transferred to Showcase Foods, Inc., a wholly-owned

11-23

subsidiary. The Company also performed its guarantee obligations under $12.1 million of leases for equipment previously utilized by Pennexx in its operations.

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

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 expands consolidated financial statements to include certain variable interest entities (VIEs). VIEs are to be consolidated by the company which is considered to be the primary beneficiary of that entity, even if the company does not have majority control. FIN 46 is immediately effective for VIEs created after January 31, 2003 and is effective for the Company in the fourth quarter of fiscal 2004 for VIEs created prior to February 1, 2003. The Company is evaluating unconsolidated entities in which the Company has significant contractual, ownership, or other pecuniary interests to determine if they are VIEs that the Company must consolidate. Based on the Company’s preliminary analysis, there are certain entities that the Company may be required to consolidate in the fourth quarter of fiscal 2004. Consolidation of these entities would not have a material impact on net income or shareholders’ equity of the Company. While the consolidation of these entities would affect certain components of the Company’s balance sheet and income statement, the Company does not expect the application of FIN 46 to have a material impact on the Company’s consolidated financial statements.

(12)	In February of fiscal 2004, the Company purchased 15.2% of the outstanding shares of Campofrío Alimentación S.A. (Campofrío), for approximately 70.6 million euros (or $87.8 million). Campofrío is the largest meat processor in Spain and one of Europe’s largest diversified meat processors, with estimated annual sales of approximately $1.2 billion.

(13)	Certain prior year amounts have been reclassified to conform to current year presentations, including a reclassification of depreciation expense for the 13 and 39 weeks ended January 26, 2003 into cost of sales and selling, general and administrative expense, as appropriate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Smithfield Foods, Inc. and subsidiaries (the Company) is primarily composed of three reportable segments: Pork, Beef, and the Hog Production Group (HPG). The Pork segment consists primarily of fresh pork and processed meats subsidiaries in the United States (U.S.). The Beef segment consists primarily of U.S. beef processing subsidiaries. The HPG consists primarily of hog production operations located in the U.S. and Poland. The Pork and HPG segments have certain joint ventures and other investments in addition to their primary operations. The Company’s international meat processing operations and turkey processing and production operations are included in Other.

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

12-23

Prior to the second quarter of fiscal 2004, the Company’s segments were Pork, Beef, International and HPG. The new reporting segments replace the International segment with an Other segment. The International segment is no longer considered a reportable segment following the reclassification of Schneider Corporation (Schneider) to discontinued operations.

The Company reclassified depreciation expense for the 13 and 39 weeks ended January 26, 2003, which was previously stated as a separate line item on the consolidated statements of income, into either cost of sales or selling, general and administrative expense. The consolidated results of continuing operations discussion reflects this reclassification.

RESULTS OF CONTINUING OPERATIONS

The fiscal quarter ended February 1, 2004 represented 14 weeks of operations compared to 13 weeks in the fiscal quarter ended January 26, 2003. Accordingly, sales and expense categories in the 14 weeks and 40 weeks ended February 1, 2004 reflect the impact of an additional week of operations in comparison to the corresponding periods in fiscal 2003.

The following acquisitions affect the comparability of the results of operations for the 14 and 40 weeks ended February 1, 2004 and the 13 and 39 weeks ended January 26, 2003:

On October 28, 2003, the Company acquired substantially all of the assets of Farmland Foods, Inc. (Farmland Foods), the pork production and processing business of Farmland Industries, Inc. for $377.5 million in cash, plus the assumption of certain liabilities, including the pension obligation and associated assets of Farmland Industries, Inc. Prior to the acquisition, Farmland Foods had annual sales of approximately $1.6 billion.

On August 29, 2003, the Company acquired a 90% interest in Cumberland Gap Provision Company (Cumberland Gap) for $51.7 million in cash plus assumed debt. Prior to the acquisition, Cumberland Gap had annual sales of approximately $70 million.

On November 12, 2002, the Company acquired Vall, Inc. (Vall) for $60.7 million in cash plus assumed liabilities. Prior to the acquisition, Vall produced approximately 350,000 market hogs annually.

Results in the 14 and 40 weeks ended February 1, 2004, were adversely affected by the discovery of a single case of bovine spongiform encephalopathy (BSE) in Washington State in December 2003 (BSE discovery). Following the BSE discovery, the Company’s beef operations recognized inventory losses of $7.7 million as a result of the drop in cattle and beef markets. Additionally, due to a lack of available market cattle in the weeks following the BSE discovery, the Company incurred operating inefficiencies in its beef plants totaling approximately $3.3 million as a result of sharply reduced operating levels.

14 weeks ended February 1, 2004 compared to 13 weeks ended January 26, 2003

Consolidated

Sales increased by $893.6 million, or 49%, due to the sales of acquired businesses of $499.7 million and the result of significant increases in average unit selling prices in both the Beef and Pork segments and sales volume increases in the Pork segment. These increases were partially offset by sales volume decreases in the Beef segment due to the BSE discovery. The unit selling price increases in both segments are primarily the result of the impact of higher livestock prices on fresh meat prices. See the following section for comments on sales changes by business segments.

Gross profit increased $118.4 million, or 79%, primarily due to the inclusion of $65.2 million of gross profit of acquired businesses and higher margins in the HPG on a 19% increase in U.S. live hog market prices.

13-23

Selling, general and administrative expenses increased $47.9 million, or 39%, primarily due to the inclusion of $34.4 million of expenses of acquired businesses, the extra week of expenses and increased pension costs and other variable operating costs.

Interest expense increased $10.4 million, or 45%. The increase is primarily due to $7.5 million of financing costs from the issuance of a bridge loan in October of fiscal 2004 to complete the acquisition of Farmland Foods (See Liquidity and Capital Resources of Continuing Operations), and incremental borrowing costs on long-term debt issued in May of fiscal 2004.

The effective income tax rate is 34.0%. This estimated tax rate used in the current year is greater than the full fiscal 2003 rate of 33.0%. This increase is primarily due to an increase in earnings at higher marginal tax rates.

Reflecting the foregoing factors, income from continuing operations increased to $42.1 million, or $.38 per diluted share, in the 14 weeks ended February 1, 2004 up from $2.9 million, or $.03 per diluted share, for the 13 weeks ended January 26, 2003.

SEGMENT RESULTS

Pork Segment Results

(in millions)	14 Weeks Ended February 1, 2004	13 Weeks Ended January 26, 2003	% Change
Sales	$1,844.2	$1,071.4	72%
Operating profit	99.6	75.7	32%

Sales in the Pork segment increased $772.8 million, primarily due to the inclusion of $505.7 million of sales of acquired businesses. The remainder of the increase was due to a 13% increase in the average unit selling price of pork products and a 12% increase in volume. The increase in selling prices is primarily the result of the impact of sharply higher live hog prices on fresh pork prices. Excluding acquired businesses and the extra week of sales, fresh pork and processed meats volumes increased 6% and 3%, respectively. Fresh pork sales were favorably impacted during the quarter due to increased demand. The processed meats volume increases were due to the Company’s continued emphasis on margin and volume growth in the further processed and value-added portion of the business. The Company recorded double-digit volume increases in many of its pre-cooked products, such as dinner entrees and sausage and in other value-added processed meats categories, such as deli meats and dry sausage.

Pork segment operating profit increased $23.9 million due to the inclusion of $30.7 million of operating profit of acquired businesses. Operating profit in the base business, decreased $6.8 million primarily due to a 19% increase in live hog market prices. Both fresh pork and processed meats margins decreased due to the higher raw material costs that could not be fully passed through in product pricing. Higher pension costs also contributed to lower operating profits. The decreases in fresh and processed meats margins were partially offset by the Company’s continued emphasis on the branded and value-added fresh pork and processed meats categories.

14-23

Beef Segment Results

(in millions)	14 Weeks Ended February 1, 2004	13 Weeks Ended January 26, 2003	% Change
Sales	$600.0	$536.6	12%
Operating profit	7.4	18.0	-59%

Beef sales increased $63.4 million primarily due to a 16% increase in average unit selling price, partially offset by a 4% decrease in sales volume, despite the extra week of sales. The higher average unit selling price early in the current quarter was due to strong consumer demand. The decreased volumes were the result of the BSE discovery in December 2003. Following the BSE discovery, cattle and beef prices dropped sharply. As a result of the sharp decline in cattle prices, the Company’s beef operations were unable to secure an adequate supply of market cattle which resulted in sharply lower operating levels and reduced volumes for the first few weeks following the BSE discovery. Since that time, the Company’s supply of market cattle has returned to more normal levels.

Operating profit decreased $10.6 million primarily due to $11.0 million in costs and inefficiencies related to the market impact of the BSE discovery. Excluding the impact of the BSE discovery, operating profit was flat on higher margins in the first half of the quarter offset by lower volumes and margins in the second half of the quarter.

Hog Production Group Segment Results

(in millions)	14 Weeks Ended February 1, 2004	13 Weeks Ended January 26, 2003	% Change
Sales	$340.1	$258.5	32%
Operating loss	(7.8)	(64.0)	88%

HPG sales increased $81.6 million primarily the result of a 19% increase in live hog market prices and the inclusion of $25.2 million of sales of acquired businesses. HPG had intersegment sales of $264.1 million and $203.7 million for the 14 weeks ended February 1, 2004 and the 13 weeks ended January 26, 2003, respectively, at current prices, primarily to the Pork segment, which were eliminated in the Company’s consolidated condensed statements of income.

Operating loss decreased $56.2 million primarily due to the increase in live hog prices in the current year.

Other Results

(in millions)	14 Weeks Ended February 1, 2004	13 Weeks Ended January 26, 2003	% Change
Sales	$207.1	$177.9	16%
Operating loss	13.6	9.2	48%

15-23

Improved processed meats results in the Company’s Polish and French operations and a recovery in market conditions in the U.S turkey industry are responsible for the higher results in Other. Processed meats results increased due to higher pricing and volumes as compared to prior year.

40 weeks ended February 1, 2004 compared to 39 weeks ended January 26, 2003

Consolidated

Sales increased by $1.4 billion, or 25%, primarily the result of significant increases in average unit selling prices in both the Beef and Pork segments, inclusion of $531.7 million of sales of acquired businesses and a slight increase in Pork sales volume excluding acquired businesses. The unit selling price increases in both segments are primarily the result of the impact of higher livestock prices on fresh meat prices. See the following section for comments on sales changes by business segments.

Gross profit increased $187.5 million, or 41%, primarily the result of higher margins in the HPG on a 24% increase in U.S. live hog market prices. The increase was also attributable to the inclusion of $70.7 million of gross profit of acquired businesses offset by gross margin decreases in the Pork segment due to the increase in U.S live hog market prices exceeding the increase in average unit selling prices.

Selling, general and administrative expenses increased $42.0 million, or 11%. This increase was primarily due to the inclusion of $35.6 million of expenses of acquired businesses, increased pension and other variable operating costs, partially offset by lower advertising and promotion costs.

Interest expense increased $18.4 million, or 27%. The increase is primarily due to the incremental borrowing costs on long-term debt issued in May of fiscal 2004 and $7.8 million of financing costs due to the issuance of a bridge loan in October of fiscal 2004 to complete the acquisition of Farmland Foods (See Liquidity and Capital Resources of Continuing Operations).

The effective income tax rate is 34.0% for both periods. This estimated tax rate used in the current year is greater than the full fiscal 2003 rate of 33.0%. This increase is primarily due to an increase in earnings at higher marginal tax rates. The Company had a valuation allowance of $28.2 million related to income tax assets as of February 1, 2004 primarily related to losses in foreign jurisdictions for which no tax benefit is recognized.

Reflecting the foregoing factors, income from continuing operations increased to $91.6 million, or $.82 per diluted share, in the 40 weeks ended February 1, 2004 up from $7.7 million, or $.07 per diluted share, in the 39 weeks ended January 26, 2003.

SEGMENT RESULTS

Pork Segment Results

(in millions)	40 Weeks Ended February 1, 2004	39 Weeks Ended January 26, 2003	% Change
Sales	$4,134.4	$3,148.0	31%
Operating profit	124.5	128.6	-3%

Sales in the Pork segment increased $986.4 million, primarily due to the inclusion of $514.9 million in sales of acquired businesses. The remainder of the increase was due to an 11% increase in

16-23

the average unit selling price of pork products and a 3% increase in volume. The increase in selling prices is primarily the result of the impact of sharply higher live hog prices on fresh pork prices and improved product mix. Excluding acquired businesses and the extra week of sales, processed meats volumes increased 5% while fresh pork volumes were down 2%. The processed meats volume increases were due to the Company’s continued emphasis on growing the further processed and value-added portion of the business. The Company recorded double-digit volume increases in many of its pre-cooked products, such as dinner entrees and sausage.

Pork segment operating profit decreased $4.1 million due primarily to a 24% increase in live hog market prices and a weak fresh pork operating environment, partially offset by $31.3 million of gross profit from acquired businesses. Processed meats margins decreased due to the higher raw material costs that could not be fully passed through in product pricing and were partially offset by the Company’s continued emphasis on the value-added processed meats categories. Fresh pork margins decreased on higher raw material costs. Losses attributed to Hurricane Isabel and higher pension costs also contributed to lower operating profit.

Beef Segment Results

(in millions)	40 Weeks Ended February 1, 2004	39 Weeks Ended January 26, 2003	% Change
Sales	$1,865.4	$1,621.6	15%
Operating profit	79.4	59.9	33%

Beef sales increased $243.8 million due primarily to an 18% increase in average unit selling price, partially offset by a 4% decrease in sales volume. The higher average unit selling price was due to strong consumer demand. The decreased volumes were the result of the BSE discovery in December 2003. Following the BSE discovery, cattle and beef prices dropped sharply. As a result of the sharp decline in cattle prices, the Company’s beef operations were unable to secure an adequate supply of market cattle which resulted in sharply lower operating levels and reduced volumes for the first few weeks following the BSE discovery. Since that time, the Company’s supply of market cattle has returned to more normal levels.

Operating profit increased $19.5 million due to higher average unit selling prices on higher pricing for quality choice cuts and rendered by-products in the first half of the year, partially offset by $11.0 million in costs and inefficiencies related to the market impact of the BSE discovery.

Hog Production Group Segment Results

(in millions)	40 Weeks Ended February 1, 2004	39 Weeks January 26, 2003	% Change
Sales	$979.8	$755.7	30%
Operating profit (loss)	53.7	(83.3)	164%

HPG sales increased $224.1 million, primarily the result of a 24% increase in live hog market prices, $47.9 million of sales of acquired businesses and a slight increase in head sold. HPG had intersegment sales of $733.0 million and $581.3 million for the 40 weeks ended February 1, 2004 and the

17-23

39 weeks ended January 26, 2003, respectively, at current prices, primarily to the Pork segment, which were eliminated in the Company’s Consolidated Condensed Statements of Income.

Operating profit increased $137.0 million primarily due to the increase in live hog prices in the current year and the inclusion of the operating results of acquired businesses.

Other Results

(in millions)	40 Weeks Ended February 1, 2004	39 Weeks Ended January 26, 2003	% Change
Sales	$573.2	$492.8	16%
Operating profit (loss)	12.0	16.8	-29%

Unfavorable market conditions in the U.S. turkey industry for the first half of the year were partially offset by improved processed meats results in the Company’s Polish operations. Processed meats results increased due to higher pricing and volumes as compared to prior year.

LIQUIDITY AND CAPITAL RESOURCES

Unless otherwise noted, the following discussion pertains to continuing operations.

Cash provided by operations totaled $190.8 million for the 40 weeks ended February 1, 2004 compared to $46.9 million for the 39 weeks ended January 26, 2003. This increase is primarily due to higher earnings in the current year.

Cash used in investing activities increased to $584.6 million for the 40 weeks ended February 1, 2004 compared to $226.0 million for the 39 weeks ended January 26, 2003. The increase is primarily due to the acquisitions of Farmland Foods, Cumberland Gap and Alliance Farms Cooperative Association in fiscal 2004. The increase was partially offset by a decrease in capital expenditures in the current year. Capital expenditures in the current period totaled $107.8 million primarily related to fresh pork and processed meats expansion projects and additional international hog production facilities. As of February 1, 2004, the Company had definitive commitments of $126.1 million for capital expenditures primarily for processed meats expansion, foreign farm expansion and production efficiency projects.

Financing activities provided cash of $393.4 million in the current 40-week period compared to $171.1 million for the 39 weeks ended January 26, 2003. In the current period, the Company issued $350.0 million of 10-year, 7.75% senior unsecured notes. Net proceeds from the sale of these notes were used to repay indebtedness under the Company’s revolving credit facility. The Company also entered into a $300.0 million 364-day bridge loan and security agreement (the bridge loan) in the current period. The net proceeds from the bridge loan were used to finance the acquisition of Farmland Foods. The Company used the availability under the revolving credit facility to fund investment activity in the 40 weeks ended February 1, 2004. The Company expects to continue to use availability under the revolving credit facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions. As of February 1, 2004, the Company’s availability under the revolving credit facility was $442.2 million. The Company increased its borrowings on its revolving credit facility $227.0 million in the prior period to fund net investment activity and to repurchase 0.9 million shares of the Company’s common stock. The Company did not repurchase any of its own stock in the current 40-week period and as of March 10, 2004, 16.8 million shares of the Company’s common stock have been repurchased under an 18.0 million-share repurchase program.

18-23

Management believes that through internally generated funds and access to global credit markets, funds are available to adequately meet the Company’s current and future operating and capital needs.

On October 28, 2003, the Company completed the acquisition of substantially all of the assets of Farmland Foods, Inc. (Farmland Foods), the pork production and processing business of Farmland Industries, Inc. for approximately $377.5 million in cash, plus the assumption of certain Farmland Foods liabilities. The assumed liabilities include the pension obligation and associated assets of Farmland Industries, Inc. The Company is currently evaluating the value of this liability and estimates the amount to be approximately $70.0 million.

In October of fiscal 2004, the Company entered into the bridge loan, with Goldman Sachs Credit Partners L.P., for $300.0 million. The proceeds from the bridge loan were used to finance the acquisition of Farmland Foods. As of February 1, 2004, the interest rate on the bridge loan was LIBOR plus 5.0%. During the fourth quarter of fiscal 2004, the interest rate increases to LIBOR plus 6.0% for the remainder of the term. The bridge loan is expected to be repaid with the proceeds from the sale of Schneider Corporation. The bridge loan is guaranteed by the Company’s Canadian operations.

In September of fiscal 2004, the Company entered into a definitive share purchase agreement with Maple Leaf Foods Inc. (Maple Leaf), under which the Company would sell all of the outstanding stock of Schneider Corporation to Maple Leaf for approximately $378.0 million, subject to closing adjustments. The Company expects this sale to be completed by the end fiscal 2004. Net proceeds from this sale will be used to repay the bridge loan the Company used to finance the acquisition of Farmland Foods.

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

In May of fiscal 2004, the Company notified Pennexx Foods, Inc. (Pennexx), a 41% owned case-ready meat provider, that it was in default under a $30.0 million line of credit agreement. At that time, the Company terminated its commitment to make further loans under the credit agreement and demanded repayment of $11.7 million, the amount outstanding under the credit agreement. In June of fiscal 2004, the Company foreclosed upon Pennexx’s assets that served as collateral under the credit agreement. These assets were transferred to Showcase Foods, Inc., a wholly-owned subsidiary. The Company also performed its guarantee obligations under a $12.1 million lease for equipment previously utilized by Pennexx in its operations.

In February of fiscal 2004, the Company purchased 15.2% of the outstanding shares of Campofrío Alimentación S.A. (Campofrío), for approximately 70.6 million euros (approximately $87.8 million). Campofrío is the largest meat processor in Spain and one of Europe’s largest diversified meat processors, with estimated annual sales of approximately $1.2 billion.

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

19-23

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2001, Eugene C. Anderson and other individuals filed what purported to be a class action in the United State District Court for the Middle District of Florida, Tampa Division, against the Company and Joseph W. Luter, III. The plaintiffs purported to allege violations of various law, including the Racketeer influenced and Corrupt Organizations Act, based on the Company’s alleged failure to comply with certain environmental laws. On June 24, 2002, the District Court granted the Company’s and Mr Luter’s motion to dismiss the plaintiffs’ second amended complaint with prejudice and issued an order imposing monetary sanctions against the plaintiffs’ attorneys. The plaintiffs noted their appeal to the U.S. Court of Appeals for the Eleventh Circuit on July 24, 2002. On February 25, 2003, the Court of Appeals dismissed the appeal of some but not all, of the plaintiffs. On September 17, 2003, the Court of Appeals affirmed the dismissal of the amended complaint of the remaing plaintiffs and reversed the order imposing monetary sanctions against the plaintiffs’ attorneys. The plaintiffs did not appeal the decision of the Court of Appeals and the period for filing any such appeal has now passed.

Item 6.	Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 3.1 -	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).

Exhibit 3.2 -	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1 -	Amendment No. 5 dated as of February 12, 2004 among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001, as amended, for a $900,000,000 secured multi-year revolving credit facility (filed herewith).

Exhibit 4.2 -	Amendment Agreement No. 4 dated as of October 31, 2003 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 31, 1999, as amended, relating to $196,882,354 in senior secured notes, series B through H (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 10, 2003).

20-23

Exhibit 4.3 -	Amendment Agreement No. 4 dated as of October 31, 2003 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 27, 1999, as amended, relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 10, 2003).

Exhibit 4.4 -	Amendment Agreement No. 4 dated as of October 31, 2003 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000, as amended, relating to $100,000,000 in senior secured notes, series M through N (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 10, 2003).

Exhibit 4.5 -	Amendment Agreement No. 3 dated as of October 31, 2003 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000, as amended, relating to $55,000,000 in senior secured notes, series O through P (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 10, 2003).

Exhibit 10.1 -	Amendment No. 1 dated as of February 13, 2004, to the Bridge Loan and Security Agreement, dated as of October 9, 2003, between the Company, the Subsidiary Guarantors and Goldman Sachs Credit Partners, L.P., as Arranger, Agent and Lender (filed herewith).

Exhibit 10.2 -	Amendment No. 2 dated as of February 19, 2004, to the Bridge Loan and Security Agreement, dated as of October 9, 2003, between the Company, the Subsidiary Guarantors and Goldman Sachs Credit Partners, L.P., as Arranger, Agent and Lender (filed herewith).

Exhibit 31.1 -	Certificate of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2 -	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1 -	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2 -	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

B. Reports on Form 8-K.

The following reports on Form 8-K were filed with or furnished to the SEC by the Company since the beginning of the third quarter of fiscal 2004. The Forms 8-K listed below that were furnished to the SEC shall not be deemed filed for any purpose.

21-23

1.	A Current Report on Form 8-K, dated October 28, 2003, was filed with the SEC on November 10, 2003 to report, under Item 2, that the Company completed the acquisition of substantially all of the assets of Farmland Foods, Inc., the pork production and processing business of Farmland Industries, Inc. on October 28, 2003.

2.	A Current Report on Form 8-K, dated November 10, 2003, was furnished to the SEC on November 13, 2003 to report, under Item 12, the Company’s issuance of a press release announcing the Company’s expectations with respect to earnings for the second quarter of fiscal 2004, which ended October 26, 2003.

3.	A Current Report on Form 8-K, dated November 12, 2003, was furnished to the SEC on November 12, 2003 and amended on November 13, 2003 to report, under Items 9 and 12, the Company’s posting to the Company’s website certain operational and financial information regarding Farmland Foods, Inc.

4.	A Current Report on Form 8-K, dated November 20, 2003, was furnished to the SEC on November 20, 2003 to report, under Item 12, the Company’s issuance of a press release announcing its earnings for the second quarter of fiscal 2004, which ended October 26, 2003.

5.	A Current Report on Form 8-K, dated February 24, 2004, was furnished to the SEC on February 26, 2004 to report, under Items 9 and 12, the Company’s issuance of a press release announcing its earnings for the third quarter of fiscal 2004, which ended February 1, 2004, and to make available certain financial information that the Company intended to provide at an analyst conference.

22-23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/ DANIEL G. STEVENS

Daniel G. Stevens Vice President and Chief Financial Officer

/s/ JEFFREY A. DEEL

Jeffrey A. Deel Corporate Controller

Date: March 17, 2004

23-23