Form 10-K
period 2004-05-02
SMITHFIELD FOODS INC
filed 2004-07-16
CIK 91388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2004

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

The aggregate market value of the shares of Registrant’s Common Stock held by non-affiliates as of October 24, 2003 was approximately $1,750,000,000. This figure was calculated by multiplying (i) the $20.63 last sales price of Registrant’s Common Stock as reported on the New York Stock Exchange on the last business day of the Registrant’s most recently completed second fiscal quarter by (ii) the number of shares of Registrant’s Common Stock not held by any officer or director of the Registrant or any person known to the Registrant to own more than five percent of the outstanding Common Stock of the Registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the Registrant is in fact an affiliate of the Registrant.

At June 30, 2004, 110,983,291 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporate certain information by reference from the Registrant’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 1, 2004.

i

PART I

Item 1.    Business

Smithfield Foods, Inc., the registrant, together with its subsidiaries, is referred to herein as the “Company.”

General

The Company is the largest hog producer and pork processor in the world and the fifth largest beef processor in the United States (U.S.). The Company conducts its business through four reporting segments, Pork, Beef, Hog Production Group (HPG) and Other, each of which is comprised of a number of subsidiaries. Prior to 2004, the Company had an International segment which, following the sale of Schneider Corporation (Schneider), was replaced by the Other segment. The Other segment is comprised of the remaining international meat processing operations together with the Company’s turkey production operations and its interests in turkey processing operations. See Note 14 in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” for additional segment and geographic information.

Pork Segment

The Pork segment produces a wide variety of fresh pork and processed meat products in the U.S. and markets them nationwide and to numerous foreign markets, including Canada, Japan and Mexico. The Pork segment currently operates over 40 processing plants.

During the preceding five fiscal years, the Company’s principal acquisitions in the Pork segment were:

Date	Business	Description
October 2003	Farmland Foods, Inc.	Sixth largest pork processor in the U.S. producing 1 billion pounds of fresh pork and 500 million pounds of processed meat under the Farmland, Carando, Ohse, and Roegelein brands. Farmland Foods is headquartered in Kansas City, Missouri.

September 2003	Cumberland Gap Provision Co.	90% interest in this processor of premium, branded hams, sausages and other specialty products, based in Middlesboro, Kentucky.

June 2002	Stefano Foods, Inc.	80% interest in this producer and marketer of Italian convenience foods, including stuffed pizza rings and calzones, based in Charlotte, North Carolina.

September 2001	RMH Foods, Inc.	Producer specializing in pre-cooked pork and beef entrees under the Quick-n-Easy brand, based in Morton, Illinois.

July 2001	Gorges/Quik-to-Fix Foods, Inc.	Producer, marketer and distributor of value-added beef, pork and poultry products for the retail and food service industry, based in Garland, Texas.

The Pork segment derives its revenue from fresh pork and processed meats. The following table shows, for the fiscal periods indicated, the percentages of the Pork segment revenues derived from fresh pork, processed meats and other products.

	Fiscal Year Ended
	May 2, 2004	April 27, 2003	April 28, 2002
Processed meats	50%	51%	47%
Fresh pork	48%	46%	51%
Other products	2%	3%	2%

	100%	100%	100%

Historically, processed meats in the Pork segment have increased as a percentage of sales reflecting the Company’s acquisitions of higher-margin processed meats operations and the Company’s continued focus on converting fresh pork sales to further-processed, value-added products with higher margins. With the acquisition of Farmland Foods, Inc. (Farmland Foods) during fiscal 2004, and the inclusion of Farmland Foods’ substantial fresh pork business, the percentage of revenue from processed meats decreased slightly during fiscal 2004.

Fresh pork products.    The Company’s U.S. Pork operations sold approximately 2.9 billion pounds in fiscal 2004, including Farmland Foods from the date of acquisition in October 2003. The Company’s Pork segment processes hogs at eight plants (five in the Midwest and three in the Southeast), with a current aggregate slaughter capacity of 104,000 hogs per day. A substantial portion of the Pork segment’s fresh pork is sold to retail customers as unprocessed, trimmed cuts such as loins (including roasts and chops), butts, picnics and ribs. The Pork segment also sells hams, bellies and trimmings to other further processors. The Company is putting greater emphasis on the sale of value-added, branded, higher-margin fresh pork products.

Processed meats products.    The Company produces a wide variety of processed meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. In fiscal 2004, including Farmland Foods from the date of acquisition, the Pork segment produced 2.1 billion pounds of processed meats products. The Company markets its domestic processed meats products under labels that include Smithfield Lean Generation Pork, Smithfield Premium, Farmland, John Morrell, Gwaltney, Kretschmar, Dinner Bell, Lykes, Esskay, Great, Jamestown, Williamsburg, Carando, Ohse, Roegelein, Rath, Valleydale, Ember Farms, Cumberland Gap and Stefano’s. The Pork segment also sells a substantial quantity of processed meats as private-label products. The Company continues to emphasize a strategy of converting more of its fresh meat raw materials into value-added, further processed meats. For example, the Company plans to increase its further processed, sliced and pre-cooked bacon products, which the Company expects will result in it becoming a net buyer of fresh bellies over time.

In recent years, as consumers have become more health conscious, the Company has broadened its product line to include leaner fresh pork products as well as lower-fat and lower-salt processed meats. The Company also markets a lower-fat line of value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40-percent-lower-fat bacon. Management believes that leaner pork products and the recent popularity of low-carbohydrate diets, combined with the industry’s efforts to heighten public awareness of pork as an attractive protein source, have led to increased consumer demand.

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

The Pork segment purchases approximately 45% of its U.S. live hog requirements from the HPG. In addition, the Company has established multi-year agreements with Maxwell Foods, Inc. and Prestage Farms, Inc., which provide the Pork segment with a stable supply of high-quality hogs at market-indexed prices. These producers supply approximately 11% of the hogs that the Pork segment currently processes.

The Pork segment also purchases hogs on a daily basis at its Southeastern and Midwestern processing plants, at Company-owned buying stations in three Southeastern and five Midwestern states and from Canadian sources. The Pork segment also purchases fresh pork from other meat processors to supplement its processing requirements. Additional purchases include raw beef, poultry and other meat products that are added to the Pork segment’s sausages, hot dogs and luncheon meats. Those meat products and other materials and supplies, including seasonings, smoking and curing agents, sausage casings and packaging materials, are readily available from numerous sources at competitive prices.

Beef Segment

The Beef segment primarily produces boxed beef and ground beef (both chub and case-ready) and markets these products in large portions of the U.S. Prior to December 2003, the Company’s Beef segment sold to over 17 foreign markets, including Canada, China, Japan, Mexico and South Korea.

In December 2003, a single case of Bovine Spongiform Encephalopathy (BSE) was discovered in the State of Washington. As a result, beef imports from the U.S. have been banned by many foreign countries. Following the BSE discovery, the Company’s Beef segment recognized losses of $11 million due to the ban on exports, a drop in the live cattle supply and operating inefficiencies in the beef markets as a result of a lack of available cattle supply. It is not known at this time when the export markets will be re-opened, or the restrictions that may result, for the resumption of normal beef export activity.

The Company’s principal acquisitions in the Beef segment were:

Date	Business	Description
October 2001	Packerland Holdings, Inc.	Fifth largest beef processor in the U.S. with a current capacity to process approximately 6,100 head per day.

June 2001	Moyer Packing Company	Ninth largest beef processor in the U.S. with a current capacity to process approximately 1,950 head per day.

The following table shows, for the fiscal periods indicated, the percentages of Beef revenues derived from fresh beef and other products (including hides and rendering).

	Fiscal Year Ended
	May 2, 2004	April 27, 2003	April 28, 2002
Fresh beef	92%	91%	92%
Other products	8%	9%	8%

	100%	100%	100%

Beef products.    The Company is the fifth largest beef processor in the U.S., producing approximately 1.4 billion pounds of beef in fiscal 2004. It processes cattle at five plants (three in the Midwest, one in the Northeast and one in the Southwest), with a current aggregate processing capacity of 8,050 cattle per day. Its beef is sold to retail customers as boxed beef and ground beef.

Raw materials.    The primary raw materials of the Beef segment are live cattle. Historically, cattle prices have been subject to substantial fluctuations. Cattle supplies, and consequently prices, are affected by factors such as corn and soybean meal prices, weather and farmers’ access to capital.

The Beef segment’s five processing plants purchase lean Holstein steers and cows and other cattle primarily from feed yards, auction barns, company-operated buying stations and through direct contract relationships in Arizona, California, Iowa, Michigan, Minnesota, Pennsylvania and Wisconsin. The close proximity of these plants to most of its suppliers reduces transportation costs, shrinkage and bruising of livestock in transit. The Beef segment generally maintains a “bought ahead” position of a one- to two-week supply of live cattle. The Beef segment procures approximately 27% of its live cattle on a forward contract basis, filling the remainder of its live cattle requirements in the spot market.

Facility closure.    Despite the Company’s efforts to build a viable business at the Showcase Foods facility, Showcase Foods has continued to incur operating losses and the Company has decided to cease operations there. The Company expects to record pre-tax charges of $6 million to $8 million during the first half of fiscal 2005 in connection with the closing of the facility.

HPG Segment

General.    As a complement to the Company’s Pork segment, the Company has vertically integrated into hog production, mainly through it’s acquisitions of Carroll’s Foods, Inc. and related companies in May 1999 and Murphy Farms, Inc. in January 2000. The HPG operates numerous hog production facilities with approximately 843,000 sows producing about 14.5 million market hogs annually. In addition, through its joint ventures, the Company has approximately 119,000 sows. The HPG segment sells the Pork segment approximately 45% of the Pork segment’s U.S. live hog requirements. The profitability of hog production is directly related to the market price of live hogs and the cost of corn and soybean meal. The HPG generates higher profits when hog prices are high and corn and soybean meal prices are low, and lower profits (or losses) when hog prices are low and corn and soybean meal prices are high. Management believes that the HPG furthers the Company’s strategic initiative of vertical integration and reduces its exposure to fluctuations in profitability historically experienced by the pork processing industry. In addition, as food safety becomes increasingly important to the consumer, the Company’s vertically integrated system provides traceability from conception of livestock to consumption of the pork product.

The Company has exclusive U.S. franchise rights relating to certain genetic lines of specialized breeding stock. In fiscal 2003, the Company began marketing the hogs produced under these genetic lines using the name Smithfield Premium Genetics or SPG. The HPG makes extensive use of these genetic lines, with approximately 540,000 SPG breeding sows. In addition, the Company has sublicensed some of these rights to some of its strategic hog production partners. All hogs produced under these sublicenses are supplied to the Company. The Company believes the hogs produced by these genetic lines are the leanest hogs commercially available and enable it to market highly differentiated pork products. Management believes that the leanness and increased meat yields of these hogs will, over time, improve the Company’s profitability with respect to both fresh pork and processed meats. In fiscal 2004, the Company processed 7.2 million SPG hogs.

Hog production operations.    The HPG is the world’s largest hog producer. This segment uses advanced management techniques to produce premium quality hogs on a large scale at a low cost. The Company develops breeding stock, optimizes diets for its hogs at each stage of the growth process, processes feed for its hogs and designs and builds hog containment facilities. The Company believes its economies of scale and production methods, together with its use of the advanced SPG genetics make it a low cost producer of premium quality hogs. The HPG also utilizes independent farmers and their facilities to raise hogs produced from its breeding stock. Under multi-year contracts, a farmer provides the initial facility investment, labor and front line management in exchange for a service fee. Currently, approximately 65% of the HPG’s market hogs are raised on contract farms.

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

The HPG follows a number of other policies and protocols to minimize the impact of its operations on the environment, including: the employment of environmental management systems; ongoing employee training regarding environmental controls; walk-around inspections at all sites by trained personnel; formal emergency response plans that are regularly updated; and collaborations with manufacturers regarding testing and developing new equipment. For further information see “Environmental Stewardship” and “Regulation” below.

Other Segment

The Other segment includes the Company’s international meat processing operations that produce a wide variety of fresh and processed meat products and the Company’s turkey production and processing operations in the U.S. The international meat processing operations consist primarily of:

•	An 86% interest in Animex Sp. z o.o., a producer and marketer of pork, beef and poultry meat products headquartered in Warsaw, Poland, which markets its products both domestically and through export channels.

•	The Company’s wholly-owned French operations which produce and market private-label hams and other specialty products primarily in the French market.

•	A 50% interest in a pork processing operation in Mexico, which markets its products in the domestic retail and export channels.

•	A 50% interest in AFG Company Ltd., a processed meat manufacturer and distributor in China.

•	A 15% ownership interest in Campofrío Alimentación S.A. (Campofrío), a processed meats manufacturer and marketer, headquartered in Madrid, Spain.

•	A 70% interest in Agrotorvis S.R.L. (Agrotorvis), a hog production and pork processing business in Romania.

Investments and divestitures. In April 2004, the Company completed the sale of all of the outstanding stock of Schneider Corporation (Schneider) to Maple Leaf Foods Inc. (Maple Leaf).

In February 2004, the Company purchased a 15% interest in Campofrío, the largest meat processor in Spain and one of Europe’s largest diversified meat processors. Primarily a processor of pork and further processed pork products, Campofrío has operations in Portugal, Russia, Poland, Romania and France, and exports to over 40 countries.

The turkey operations include turkey hatcheries and production operations and a 49% interest in Carolina Turkeys, Inc., one of the nation’s largest turkey processors.

In June 2004, the Company announced an agreement to purchase Jean Caby and related companies. Jean Caby produces and markets cured and cooked processed meats including deli cooked hams, dry sausages, cocktail sausages and hot dogs.

The following table shows, for the fiscal periods indicated, the percentages of other segment revenues derived from processed meats, turkey production, fresh pork and other meat products.

	Fiscal Year Ended
	May 2, 2004	April 23, 2003	April 28, 2002
Processed meats	54%	54%	55%
Turkey production	16%	17%	17%
Fresh pork	13%	22%	25%
Other meat products	17%	7%	3%

	100%	100%	100%

The Pork, Beef and Other Segments in General

Customers and marketing.    The Pork and Beef segments have significant market presence throughout the U.S. The Pork, Beef and Other segments sell their fresh pork, processed meats and beef products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. The Company uses both in-house salespersons as well as independent commission brokers to sell its products. In fiscal 2004, the Company sold its products to more than 3,500 customers, none of whom accounted for as much as 10% of the combined Pork, Beef and Other segments’ revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.

The Company’s fundamental marketing strategy is to provide quality and value to retail and foodservice customers, who are the ultimate consumers of its processed meats and fresh pork and beef products. The Company incurred advertising expenses of $55.4 million and $41.4 million in fiscal years 2004 and 2003, respectively, on consumer advertising and trade promotion programs designed to build awareness and increase sales distribution and penetration. The Company also provides sales incentives for its customers through rebate and promotional programs with the Company’s customers primarily through rebates based on achievement of specified volume and/or growth in volume levels.

In fiscal 2004, export sales comprised approximately seven percent of the total sales of the Pork, Beef and Other segments. The Company provides Japanese markets with a line of branded fresh pork, as well as other chilled and frozen unbranded fresh pork products. In addition to Japan, the Company currently has export sales to Mexico and to more than two dozen other foreign countries. The Company expects continued growth in its export sales for the foreseeable future, especially in the Company’s operations in the Other segment since Poland was admitted to the European Union during fiscal 2004. Export sales are subject to factors beyond the Company’s control, such as tariffs, exchange rate fluctuations and changes in governmental policies. The Company’s Pork and Beef segments conduct all of their export sales in U.S. dollars and therefore bear no currency exchange risk. The Company’s Other segment has sales denominated in foreign currencies and, as a result, is subject to certain currency exchange risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Derivative Financial Instruments” for a discussion of the Company’s foreign currency hedging activities.

Seasonality.    The meat processing business is somewhat seasonal in that, traditionally, the periods of higher sales for hams are the holiday seasons such as Thanksgiving, Christmas and Easter, and the periods of higher sales for smoked sausages, hot dogs and luncheon meats are the summer months. The Pork segment typically builds substantial inventories of hams in anticipation of its seasonal holiday business. The Beef segment also enjoys a stronger spring and summer period during the traditional “grilling season.”

Risk Managing and Hedging.    The Company’s Pork, Beef and Other segments use recognized price risk management and hedging techniques to enhance sales and to reduce the effect of adverse price changes on its profitability. The Company’s price risk management and hedging activities currently are utilized in the areas of forward sales, hog production margin management, procurement of raw materials for seasonal demand peaks, inventory hedging, hog and cattle contracting and truck fleet fuel purchases. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Derivative Financial Instruments.”

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

Distribution.    The Pork, Beef and Other segments use a combination of private fleets of leased tractors and trailers and independent common carriers and owner operators to distribute fresh pork and beef and processed meats to their customers, as well as to move raw materials between plants for further processing. The Company coordinates deliveries and uses backhauling to reduce overall transportation costs. In the U.S., the Company’s Pork and Beef segments distribute their products directly from some of their plants and from leased distribution centers in California, Connecticut, Indiana, Kansas, Missouri, North Carolina and Texas. The Company also operates distribution centers adjacent to its plants in Bladen County, North Carolina, and Sioux Falls, South Dakota. Internationally, the Company distributes its products through a combination of leased and owned warehouse facilities.

Competition.    The protein industry generally, and the pork and beef processing industries in particular, are highly competitive. The Pork, Beef and Other segments’ products compete with a large number of other protein sources, including chicken and seafood, but the Pork, Beef and Other segments’ principal competition comes from other pork and beef processors.

Management believes that the principal competitive factors in the pork and beef processing industries are price, product quality and innovation, product distribution and brand loyalty. Some of the Company’s competitors are more diversified than the Company. To the extent that their other operations generate profits, these more diversified competitors may be able to subsidize their meat processing operations during periods of low or negative profitability.

Employees

As of May 2, 2004, the Pork segment had approximately 29,600 employees, approximately 24,600 of whom were covered by collective bargaining agreements; the Beef segment had approximately 5,600 employees, approximately 2,400 of whom were covered by collective bargaining agreements; the Other segment had approximately 6,300 employees, approximately 1,200 of whom were covered by collective bargaining agreements; and the HPG segment had approximately 4,900 employees, none of whom were covered by collective bargaining agreements. The Company believes that its relationship with its employees is satisfactory.

Labor organizing activities occasionally occur at one or more of the Company’s facilities. For example, the Company is involved in several proceedings on appeal to the National Labor Relations Board concerning two of its meat processing facilities. In one proceeding before the National Labor Relations Board, an administrative law judge has directed that a bargaining order be entered against the Company. The outcome of these appeals may determine whether approximately 1,800 additional employees will be union represented or whether new representation elections will be conducted to determine this issue.

Environmental Stewardship

On July 25, 2000, in furtherance of the Company’s continued commitment to responsible environmental stewardship, Smithfield Foods, Inc. and its North Carolina-based hog production subsidiaries voluntarily entered into an agreement with the Attorney General of North Carolina (the North Carolina Agreement) designed to enhance water quality in the State of North Carolina, in part, through a series of initiatives to be undertaken by the Company while protecting its access to swine operations in North Carolina. These initiatives emphasized operations of the Company’s hog production subsidiaries in the State of North Carolina, particularly areas devastated by hurricanes in the fall of 1999. These initiatives, which included commitments related to identification of farms in the flood plain, development of environmental management systems and closure of inactive lagoons, have been completed.

Under the North Carolina Agreement, the Company has also assumed a leadership role in the development of environmentally superior waste management system technologies. Pursuant to the North Carolina Agreement, the Company has committed to implement environmentally superior technologies for the management of swine waste at its subsidiaries’ farms in North Carolina following a determination made by an expert from North Carolina State University, with advice from peer review panels appointed by him, that such technologies are both environmentally superior and economically feasible to construct and operate at such farms. The first of these technology determinations are expected in calendar year 2004, with the remaining determinations during calendar year 2005. The Company has also agreed to provide certain financial and technical assistance to those farms under contract to its subsidiaries as necessary to facilitate their implementation of such technologies. The Company has paid $12.0 million to date of a $15.0 million commitment under the North Carolina Agreement to help defray the costs of identifying, developing and evaluating such potential technologies. The Company also committed, beginning in the year 2000, to pay up to $2.0 million a year for 25 years to assist in the preservation of wetlands and other natural areas in eastern North Carolina and to promote similar environmental enhancement activities.

Through a majority-owned subsidiary, BEST Biofuels LLC, based in Milford, Utah, the Company has invested approximately $12.0 million to date in a project to determine the feasibility of a technology that would convert hog waste into byproducts such as biodiesel.

The Company also has a leadership role in the development of environmental management systems for hog production operations, and, except for certain recent acquisitions and new facilities, all of the Company’s hog production operations have developed and implemented environmental management systems meeting the requirements of the International Organization for Standardization (ISO) 14001. The Company believes that the environmental management systems developed by its hog production operations will be a model program, not only in the hog production industry, but among agribusinesses nationally. ISO 14001 is a standard published by the International Organization for Standardization, which establishes a coordinated framework of controls to manage environmental protection within an organization. To obtain ISO 14001 certification, an organization must meet a rigorous and comprehensive set of requirements and criteria developed by experts from all over the world and submit to independent audits of its environmental management systems by third parties.

The Pork and Beef segments are also currently developing environmental management systems (EMS) designed to meet the requirements of ISO 14001 and are pursuing an aggressive schedule for EMS development and implementation. In June 2004, the Company announced that its largest pork processing plant, located in Bladen County, North Carolina, was the first major meat processing facility in the world to be awarded ISO 14001 certification. In addition, throughout the Pork and Beef segments, the Company promotes a variety of pollution reduction projects related to energy and water conservation, recycling and pollution prevention.

The Company’s internal Environmental Compliance Committee, established by the board of directors in January 2000, oversees the Company’s various environmental initiatives and reports to the board of directors. Members of this committee include, among others, senior management from the Company and its principal operating subsidiaries. The Company’s initiatives under the North Carolina agreement are also overseen by management and the Attorney General of North Carolina.

Regulation

Regulation Generally.    Like other participants in the industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection

Agency (EPA) and corresponding state agencies, as well as the United States Department of Agriculture, the United States Food and Drug Administration, the United States Occupational Safety and Health Administration and similar agencies in foreign countries. Management believes that the Company currently is in compliance with all these laws and regulations in all material respects and that continued compliance with these laws and regulations will not have a material adverse effect on the Company’s financial position or results of operations.

Water.    In February 2003, the EPA promulgated regulations under the Clean Water Act governing confined animal feeding operations (CAFOs). Among other things, these regulations impose obligations on CAFOs to manage animal waste in ways intended to reduce the impact on water quality. These new regulations have been challenged by both industry and environmental groups. Similarly, the State of North Carolina Department of Environment and Natural Resources (NCDENR) announced in July 2002 the issuance of general permits intended to protect state waters from impacts of large animal feeding operations. Environmental groups have initiated proceedings challenging the NCDENR’s action, and the Company has intervened. Although compliance with the federal regulations or state permits will require some changes to the Company’s hog production operations resulting in additional costs to these operations, the Company does not believe that compliance with federal regulations or state permits as promulgated will have a material adverse effect on the Company’s hog production operations. However, there can be no assurance that pending challenges to the regulations or permits will not result in changes to those regulations or permits that may have a material adverse effect on the Company’s financial position or results of operations.

Air.    The EPA is also focusing on the possible need to regulate air emissions from animal feeding operations. During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at the EPA’s request to assist the EPA in making that determination. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations may not have a material adverse effect on the Company’s financial position or results of operations.

Regulatory and Other Proceedings.    The Company from time to time receives notices from regulatory authorities and others asserting that it is not in compliance with such laws and regulations. In some instances, litigation ensues. The Water Keeper Alliance, an environmental activist group from the State of New York, has filed or caused to be filed a series of lawsuits against the Company and its subsidiaries and properties. Some of these suits were resolved in the Company’s favor during fiscal years 2003 and 2004. The suits that remain pending are described below.

In February 2001, the Water Keeper Alliance, Thomas E. Jones d/b/a Neuse Riverkeeper and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against the Company, one of the Company’s subsidiaries, and two of that subsidiary’s hog production facilities in North Carolina, referred to as the “Citizens Suits”. The Citizens Suits allege, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits seek litigation costs, injunctive relief and substantial civil penalties. The Company’s and its subsidiary’s motions to dismiss were denied and discovery is proceeding in these cases. These cases are not currently set for trial. The Company has investigated the allegations made in the Citizens Suits and believes that the outcome of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

The Company has also received notices and other communications from several organizations, including the Water Keeper Alliance, of their intent to file additional lawsuits against the Company under various federal environmental statutes regulating water quality, air quality and management of solid waste and other common law theories. These threatened lawsuits may seek civil penalties, injunctive relief, remediation costs and other damages. However, the Company does not know whether any of these threatened lawsuits will be filed. The Company believes that all of the litigation and threatened litigation described above represents the agenda of special advocacy groups, including the Water Keeper Alliance. The plaintiffs in these cases have criticized federal and state environmental agencies for purportedly declining to bring any of these suits.

SEC Investigation of Royal Ahold/U.S. Foodservice

In April 2003, the Company received a request from the Securities and Exchange Commission (SEC) to furnish documents related to the SEC’s investigation into accounting practices at one of the Company’s customers, the U.S. Foodservice unit of Dutch grocer Royal Ahold. The Company complied fully with that request and is not the focus of the SEC’s investigation. The Company believes that the request it received is similar to others received by a number of other U.S. Foodservice vendors.

During the two years prior to the SEC’s request, the Company’s business with U.S. Foodservice had been conducted through an independent broker who handled the Company’s products lines, as well as those of other vendors. The Company’s internal review revealed that, on several occasions the broker received and, without the Company’s knowledge, authorization or verification, responded to requests from U.S. Foodservice to confirm rebates and balances due from the Company. Some of the balances and related information that he confirmed were inconsistent with the Company’s books and records and were significantly higher than the amounts owed. Before he established his own business, the broker had been a sales employee of the Company and dealt with U.S. Foodservice in that capacity. From the Company’s review, it appears that, also without authority, he responded incorrectly on at least one occasion to confirmation requests from U.S. Foodservice while he was an employee of the Company. The Company has provided these findings and related materials to the SEC in conjunction with the SEC’s ongoing investigation into U.S. Foodservice.

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

Item 2.    Properties

The following table lists the Company’s material plants and other physical properties. These properties are suitable for the Company’s needs.

Location	Segment	Operation
Smithfield Packing Plant* Smithfield, Virginia	Pork	Slaughtering and cutting hogs; production of bacon products, smoked meats and dry salt meats; production of hams and picnics

Smithfield Packing Plant* Bladen County, North Carolina	Pork	Slaughtering and cutting hogs; production of boneless hams and loins

Gwaltney Plant* Smithfield, Virginia	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, sausage, bone-in and boneless cooked and smoked hams and picnics

Lykes Meat Group Plant* (operated by Smithfield Packing) Plant City, Florida	Pork	Production of hot dogs, luncheon meats and sausage products

John Morrell Plant* Sioux Falls, South Dakota	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, hot dogs, luncheon meats, smoked and canned hams and packaged lard

John Morrell Plant* Sioux City, Iowa	Pork	Slaughtering and cutting hogs; production of boneless loins

Farmland Plant Crete, Nebraska	Pork	Slaughtering and cutting hogs; fresh and processed pork products

Farmland Plant Monmouth, Illinois	Pork	Slaughtering and cutting hogs; production of bacon and processed hams, extra tender and ground pork

Farmland Plant Dennison, Iowa	Pork	Slaughtering and cutting hogs; production of bacon and processed hams

Patrick Cudahy Plant Cudahy, Wisconsin	Pork	Production of bacon, dry sausage, boneless cooked hams and refinery products

Packerland Packing Plant* Green Bay, Wisconsin	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Packerland Plainwell Plant* Plainwell, Michigan	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Sun Land Packing Plant* Tolleson, Arizona	Beef	Slaughtering and cutting cattle; production of boxed beef

Moyer Packing Plant Souderton, Pennsylvania	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

*	Pledged as collateral under various loan agreements.

The HPG owns and leases numerous hog production facilities, primarily in North Carolina, Utah and Virginia, with additional hog production facilities in Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Oklahoma, South Carolina, South Dakota and Texas. A substantial number of these owned facilities are pledged under loan agreements.

Item 3.    Legal Proceedings

Smithfield Foods and certain of its subsidiaries are parties to the environmental litigation matters discussed in “Item 1. Business – Regulation” above. Apart from those matters and those listed below, Smithfield Foods and its subsidiaries and affiliates are parties in various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these ordinary course matters will not have a material adverse effect on the Company’s financial position or results of operations.

IBP Litigation.    In February 2003, the United States Department of Justice, Antitrust Division (DOJ), filed suit against the Company alleging that it had violated the Hart-Scott-Rodino Act in connection with its acquisition of IBP, inc. stock during the years 1998, 1999 and 2000. In the suit, DOJ alleges that the Company should have filed a premerger notification and report form with respect to these acquisitions and seeks a civil penalty of approximately $5.5 million as a result. The suit was filed in the United States District Court for the District of Columbia (the District Court). The Company moved to dismiss the case on the grounds that the District Court does not have jurisdiction over the Company. The Company is awaiting a decision on its motion. The Company believes that it has complied with all applicable laws and intends to defend this suit vigorously, although there can be no assurance that the Company will be successful.

State of Iowa Legislation.    In calendar year 2000 and again in calendar year 2002, an Iowa statute was amended, among other things to, prohibit meat processors from directly or indirectly contracting to raise hogs in Iowa and from providing financing to Iowa hog producers. On January 22, 2003, the Company prevailed in an action in the United States District Court for the Southern District of Iowa, Central Division (the District Court), which declared the Iowa legislation unconstitutional. The State of Iowa appealed that decision to the United States Court of Appeals for the Eighth Circuit (the Court of Appeals). While the appeal was pending and in an effort to address the constitutionality of the statute, the Iowa state legislature amended it again on May 9, 2003. On May 21, 2004, the Court of Appeals vacated the decision and sent the case back to the District Court for consideration of the constitutionality of the statute in light of the May 9, 2003 amendment. The Company intends to continue to challenge vigorously the constitutionality of the amended Iowa statute, although there can be no assurance that the Company will again be successful. If the Company’s challenge is unsuccessful, the Company believes that the most recent amendment to the Iowa statute provides that the Company has until June 30, 2006 to comply with the amended statute. Such legislation and the possible application of legislation may have a material adverse impact on the Company’s operations, which are substantially integrated. In addition, there can be no assurance that the statute will not be further amended by the Iowa state legislature or that similar statutes will not be enacted by other state legislatures.

Pennexx Litigation.    The Company was a party to a credit agreement and related security documents with Pennexx Foods, Inc. (Pennexx), a Philadelphia-based producer of pre-priced, pre-packaged case-ready products. In June 2003, due to Pennexx’s failure to pay amounts due to the Company under the credit agreement, and pursuant to the terms of a Forbearance and Peaceful Possession Agreement (the Forbearance Agreement) between the Company and Pennexx as approved by the United States District Court for the Eastern District of Pennsylvania (the District Court), the Company took possession of substantially all of Pennexx’s assets and began operating these assets under the name Showcase Foods, Inc. as part of the Beef segment. On July 24, 2003, a putative class action complaint was filed on behalf of shareholders of Pennexx in the District Court against Pennexx, its directors (including two of the Company’s officers that were former directors of Pennexx) and the Company. The complaint alleges violations of federal securities laws and state common law and seeks unspecified compensatory damages in connection with the Company’s foreclosure on Pennexx’s assets. On December 3, 2003, Pennexx filed a cross-claim in the securities action against the Company and the Company’s officers that formerly served as directors of Pennexx. The cross-claim alleges, among other things, fraud, breach of fiduciary duty and tortious interference with contractual relations, and seeks damages in excess of $226 million.

On December 12, 2003, the Company filed a motion to dismiss the cross-claim as barred by the Forbearance Agreement. In addition, the Company served counsel for Pennexx on December 22, 2003 with a motion for sanctions for filing the cross-claim in light of the terms of the Forbearance Agreement. Also on December 22, 2003, shareholders of Pennexx in the putative class action amended the allegations of breach of fiduciary duty in their complaint. On January 21, 2004, the Company filed a motion to dismiss the shareholders’ putative class action suit. Oral argument and additional briefing on the Company’s motions to dismiss both suits are complete. The District Court’s rulings on the motions to dismiss are pending. The Company believes that the allegations in the securities action, including the cross-claim filed by Pennexx, are completely unfounded and intends to defend the lawsuits vigorously.

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

Name and Age	Position with the Company	Business Experience During Past Five Years
Joseph W. Luter, III (64)	Chairman of the Board and Chief Executive Officer	Mr. Luter has served as Chairman of the Board and Chief Executive Officer since 1975. Prior to May 1995 and between June 2000 and October 2001, he also served as President.

C. Larry Pope (49)	President and Chief Operating Officer	Mr. Pope was elected President and Chief Operating Officer in October 2001. Mr. Pope served as Vice President and Chief Financial Officer from September 1999 to October 2001. Mr. Pope served as Vice President, Finance of the Company from July 1998 until September 1999 and as Vice President and Controller from August 1995 to July 1998.

Richard J. M. Poulson (65)	Executive Vice President and Senior Advisor to the Chairman	Mr. Poulson was elected Executive Vice President and Senior Advisor to the Chairman in October 2001. Mr. Poulson joined the Company as Vice President and Senior Advisor to the Chairman in July 1998.

Joseph W. Luter, IV (39)	Executive Vice President	Mr. Luter was elected Executive Vice President of the Company in October 2001. He served as Senior Vice President, Sales and Marketing of Smithfield Packing from May 2000 until October 2001. Prior to May 2000, he served as Vice President for Sales and Marketing of Smithfield Packing. Mr. Luter is the son of Joseph W. Luter, III.

Daniel G. Stevens (45)	Vice President and Chief Financial Officer	Mr. Stevens was elected Vice President and Chief Financial Officer in October 2001. Mr. Stevens served as Vice President and Controller from June 2000 to October 2001 and as Corporate Controller from November 1998 to June 2000.

Name and Age	Position with the Company	Business Experience During Past Five Years

Jerry H. Godwin (57)	President of Murphy-Brown	Mr. Godwin was elected President of Murphy-Brown in April 2001. Prior to April 2001, he was President of Murphy Farms, Inc.

Timothy A. Seely (54)	President of Smithfield Packing/Gwaltney of Smithfield	Mr. Seely has served as President of Smithfield Packing/Gwaltney of Smithfield since September 2003. Prior to 2003, he was President and Chief Operating Officer of Gwaltney of Smithfield.

Joseph B. Sebring (57)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.

Richard V. Vesta (57)	President of Packerland Holdings President of Moyer Packing	Mr. Vesta has served as President of Packerland Holdings since October 1993 and as President of Moyer Packing since October 2001.

George H. Richter (59)	President of Farmland Foods	Mr. Richter has served as President of Farmland Foods since October 2003. Prior to October 2003, he was President of Farmland Foods’ pork division.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock of the Company trades on the New York Stock Exchange under the symbol “SFD”. The following table shows the high and low sales price of the Common Stock of the Company for each quarter of fiscal 2004 and 2003.

	Range of Sales Price
	High	Low
Fiscal year ended April 27, 2003
First quarter	$21.80	$15.02
Second quarter	18.69	14.59
Third quarter	20.45	14.60
Fourth quarter	18.98	16.87
Fiscal year ended May 2, 2004
First quarter	$23.70	$18.39
Second quarter	23.05	19.00
Third quarter	25.75	20.10
Fourth quarter	28.00	23.00

Holders

As of June 30, 2004, there were 1,332 record holders of the Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of fiscal 2004, the Company did not repurchase any shares of its Common Stock. The Company’s board of directors has authorized the repurchase of up to 18,000,000 shares of its Common Stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares the Company may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001 and February 14, 2002. As of May 2, 2004, the Company had 1,203,430 shares of common stock remaining under the authorization.

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

	Fiscal Year Ended
	May 2, 2004	April 27, 2003	April 28, 2002	April 29, 2001	April 30, 2000
	(in millions, except per share data)
Statement of Operations Data:
Sales	$9,267.0	$7,135.4	$6,604.9	$5,123.7	$4,511.0
Cost of sales	8,328.1	6,533.2	5,719.0	4,361.4	3,981.7

Gross profit	938.9	602.2	885.9	762.3	529.3
Selling, general and administrative expenses	570.8	497.9	500.3	416.2	353.7
Interest expense	121.3	87.8	88.8	81.5	67.5
Gain on sale of IBP, inc. common stock	—	—	(7.0)	(79.0)	—

Income from continuing operations before income taxes	246.8	16.5	303.8	343.6	108.1
Income taxes	84.1	4.6	115.8	129.3	40.1

Income from continuing operations(1)	162.7	11.9	188.0	214.3	68.0
Income from discontinued operations, net of tax(2)	64.4	14.4	8.9	9.2	7.1

Net income	$227.1	$26.3	$196.9	$223.5	$75.1

Diluted Income Per Share:
Continuing operations(1)	$1.46	$.11	$1.70	$1.95	$.69
Discontinued operations, net of tax(2)	.57	.13	.08	.08	.07

Net income per diluted share	$2.03	$.24	$1.78	$2.03	$.76

Weighted Average Diluted Shares Outstanding	111.7	109.8	110.4	110.1	98.8

Balance Sheet Data:
Working capital	$1,056.6	$833.0	$798.5	$635.4	$609.9
Total assets	4,813.7	4,210.6	3,872.7	3,250.9	3,129.6
Long-term debt and capital lease obligations	1,696.8	1,523.1	1,304.6	1,087.5	1,143.9
Shareholders’ equity	1,617.2	1,299.2	1,362.8	1,053.1	902.9

(1)	Fiscal 2001 income from continuing operations and net income include a gain of $45.2 million, or $.41 per diluted share, from the sale of IBP, inc. common stock, net of related expenses.
(2)	Fiscal 2004 income from discontinued operations and net income include a gain of $49.0 million, net of tax of $27.0 million, or $.44 per diluted share, from the sale of Schneider Corporation.

The other operational data set forth below are for the fiscal years indicated.

	Fiscal Year Ended
	May 2, 2004	April 27, 2003	April 28, 2002	April 29, 2001	April 30, 2000
	(in millions)
Other Operational Data:
Total hogs processed	24.7	20.1	19.3	18.9	18.7
Processed meat sales (pounds)	2,450.0	1,955.1	1,933.2	1,854.5	1,881.5
Fresh beef sales (pounds)	1,363.7	1,489.7	880.2	—	—
Total hogs sold	14.5	12.9	12.2	11.8	7.5

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This discussion of management’s views on the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements.

The Company conducts its business through four reporting segments, Pork, Beef, Hog Production Group (HPG) and Other, each of which is comprised of a number of subsidiaries. The Pork segment consists primarily of eight wholly- or majority-owned United States (U.S.) fresh pork and processed meats subsidiaries. The Beef segment is composed primarily of two U.S. beef processing subsidiaries and the Other segment is comprised of the remaining international meat processing operations, primarily Poland and France, together with the Company’s turkey production operations and its interests in turkey processing operations. The HPG segment consists primarily of hog production operations located in the U.S. and Poland. Each of the segments have certain joint ventures and other investments in addition to their primary operations.

Prior to 2004, the Company had an International segment which, following the sale of Schneider Corporation (Schneider), was replaced by the Other segment.

The Company has reclassified the segment information for fiscal 2003 and 2002 to conform to the fiscal 2004 presentation.

RESULTS OF CONTINUING OPERATIONS

Overview

General Factors Affecting the Results of Continuing Operations

During fiscal 2004, hog prices rebounded from low levels in fiscal 2003. This increased both the sales of the HPG segment and the raw materials cost at the Pork segment. Improving the Pork segment was a strong consumer demand for fresh pork.

After several months of depressed market conditions following the discovery of a case of Bovine Spongiform Encephalopathy (BSE) in the State of Washington, beef margins returned to more historical levels towards the end of the fiscal year.

In October of fiscal 2004, the Company completed the acquisition of substantially all of the assets of Farmland Foods, Inc. (Farmland Foods), the pork production and processing business of Farmland Industries, Inc.

During fiscal 2004, the Company sold all of the outstanding stock of Schneider to Maple Leaf Foods Inc. (Maple Leaf) to finance the cash portion of the Farmland Foods acquisition described below.

Acquisitions

The following acquisitions affect the comparability of the results of operations for fiscal years 2004, 2003 and 2002:

In October of fiscal 2004, the Company completed the acquisition of substantially all of the assets of Farmland Foods, the pork production and processing business of Farmland Industries, Inc., for approximately $377.4 million in cash, plus the assumption of certain Farmland Foods liabilities. The assumed liabilities include

$67.4 million of pension obligations, net of associated assets. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed was recorded as goodwill totaling $35.2 million.

In September of fiscal 2004, the Company acquired 90% of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) for approximately $54.8 million plus assumed debt. Cumberland Gap is a processor of premium branded smoked hams, sausages and other specialty pork products. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $30.9 million.

In March of fiscal 2004, the Company acquired a 70% stake in Agrotorvis S.R.L. (Agrotorvis) for approximately €19 million ($23.8 million) plus assumed debt. Agrotorvis is a hog production and pork processing business in Romania.

In September of fiscal 2004, the Company acquired Alliance Farms Cooperative Association (Alliance) for approximately $23.1 million. Alliance is a farrow to nursery operation producing weened pigs that are finished at other company-owned facilities, thereby providing approximately 500,000 market hogs annually.

In November of fiscal 2003, the Company acquired Vall, Inc. (Vall) for $60.7 million in cash plus assumed liabilities. Vall is a farrow to finish operation producing approximately 340,000 market hogs annually.

In June of fiscal 2003, the Company acquired an 80% interest in Stefano Foods, Inc. (Stefano’s), a marketer of Italian convenience foods, for $34.6 million in cash plus assumed debt and other liabilities. Prior to the acquisition, Stefano’s had annual sales of approximately $23.2 million.

In October of fiscal 2002, the Company acquired Packerland Holdings, Inc. (Packerland) and its affiliated companies for 6.3 million shares of the Company’s common stock plus assumed debt and other liabilities. In June of fiscal 2002, the Company acquired Moyer Packing Company (Moyer) for $90.5 million in cash and assumed debt.

In July of fiscal 2002, the Company acquired substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc., a producer, marketer and distributor of value-added meat products, for $31.0 million in cash.

Discontinued Operations and Facility Closure

On April 5, 2004, the Company completed the sale of all of the outstanding stock of Schneider to Maple Leaf. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has restated its prior financial statements to present Schneider as a discontinued operation.

Despite the Company’s efforts to build a viable business at the Showcase Foods facility, Showcase Foods has continued to incur operating losses and the Company has decided to cease operations there. The Company expects to record pre-tax charges of $6 million to $8 million during the first half of fiscal 2005 in connection with the closing of the facility.

Results of Continuing Operations for the Fiscal Year Ended May 2, 2004 Compared to the Fiscal Year Ended April 27, 2003

Fiscal 2004 included 53 weeks, while fiscal 2003 included 52 weeks. See the “Comparison of Fiscal 2004 and Fiscal 2003 Segment Results” section below for further discussion of changes by reporting segment.

Sales increased $2,131.6 million, or 30%, to $9,267.0 million in fiscal 2004 from $7,135.4 million in fiscal 2003. Increases of $1,673.3 million at the Pork segment, $381.5 million at the HPG segment, $226.4 million at the Beef segment and $143.2 million at the Other segment were partially offset by increased intersegment sales eliminations of $292.8 million.

Gross profit increased $336.7 million, or 56%, to $938.9 million in fiscal 2004 from $602.2 million in fiscal 2003. The increase was mainly the result of substantially higher margins in the HPG segment on a 27% increase in live hog market prices and the inclusion of the results of Farmland Foods, both of which were partially offset by higher raw material costs in the Pork segment.

Selling, general and administrative expenses increased $72.9 million, or 15%, to $570.8 million in fiscal 2004 from $497.9 million in fiscal 2003. The increase was mainly due to the inclusion of $56.6 million of expenses of acquired businesses, increased pension and other variable compensation expenses and the effect of a $4.7 million insurance settlement in the prior year, all partially offset by lower advertising and promotion costs.

Operating profit increased $263.8 million to $368.1 million in fiscal 2004 from $104.3 million in fiscal 2003. Increases in operating profit of $234.1 million at the HPG segment, $30.5 million at the Pork segment, $6.2 million at the Other segment and $5.2 million at the Beef segment were partially offset by an increase in corporate expenses of $12.2 million.

Interest expense increased $33.5 million, or 38%, to $121.3 million in fiscal 2004 from $87.8 million in fiscal 2003. The increase is mainly due to the incremental interest on long-term debt issued in May of fiscal 2004 and increased interest and issuance cost amortization related to the bridge loan issued in October of fiscal 2004. The bridge loan was issued to complete the acquisition of Farmland Foods. The timing of the Farmland Foods acquisition and Schneider dispositions did not coincide, resulting in the Company incurring additional interest and issuance cost amortization of $14.0 million.

The effective income tax rate increased to 34% during fiscal 2004 as compared to 28% in fiscal 2003. The fiscal 2003 effective income tax rate was lower due to a greater impact of tax credits on sharply lower earnings.

Comparison of Fiscal 2004 and Fiscal 2003 Segment Results

A comparison of the Company’s results in fiscal 2004 and 2003 is discussed by segment below. See also Note 14 to the consolidated financial statements for additional information on the segments, including a reconciliation of segment results to consolidated results.

The following table summarizes sales and operating profits by segment for the fiscal years indicated (in millions):

	2004	2003	$ Change	% Change
Sales:
Pork	$5,856.4	$4,183.1	$1,673.3	40%
Beef	2,391.6	2,165.2	226.4	10
HPG	1,441.3	1,059.8	381.5	36
Other	780.4	637.2	143.2	22

Segment sales	10,469.7	8,045.3	2,424.4	30
Intersegment sales	(1,202.7)	(909.9)	(292.8)	(32)

Total sales	$9,267.0	$7,135.4	$2,131.6	30%

	2004	2003	$ Change	% Change
Operating Profit:
Pork	$208.6	$178.1	$30.5	17%
Beef	82.6	77.4	5.2	7
HPG	125.7	(108.4)	234.1	*
Other	22.5	16.3	6.2	38
Corporate	(71.3)	(59.1)	(12.2)	(21)

Total operating profit	$368.1	$104.3	$263.8	253%

*—not meaningful

Pork Segment Results

The increase in Pork segment revenues was due in large part to the acquisition of Farmland Foods, which had revenues of $940.9 million for the six months of operations that were included in the Company’s results. The addition of Farmland Foods’ substantial processed meats business grew the Pork segment’s sliced retail, branded bacon market share to a solid number one in the U.S., according to ACNielsen. Total fresh pork and processed meats volumes in the Pork segment, including acquisitions, increased 24% with fresh pork volumes increasing 23% and processed meats increasing 25%. Excluding acquisitions, volumes increased three percent with fresh pork volumes increasing one percent and processed meats increasing seven percent. Average unit selling prices in the Pork segment increased 14%, reflecting higher raw material costs and a strong consumer demand for pork.

The Pork segment recorded a substantial increase in operating profit. The increase was due in large part to the inclusion of six months of Farmland Foods operations, which had operating profit of $53.9 million. Excluding Farmland Foods, hog processing levels were three percent above fiscal 2003 levels. Excluding Farmland Foods, fresh pork and processed meats margins were lower as increases in average unit selling prices did not fully offset a 24% increase in raw material costs.

Beef Segment Results

The increase in Beef segment revenues was primarily due to a 16% increase in average unit selling prices for beef. The increase in unit prices was offset slightly by a six percent decrease in total volumes, which resulted primarily from several months of depressed market conditions following the discovery in December 2003 of a single case of BSE in the State of Washington.

In spite of a 19% increase in raw material costs, the Beef segment also recorded increased operating profit due to the increased unit selling prices. During the first two quarters of fiscal 2004, operating profit in the Beef segment was higher due to higher average unit selling prices on higher pricing for quality choice and rendered by-products, partially offset by an increase in live cattle prices. During the third quarter, following the BSE discovery, the Company’s beef operations recognized inventory losses of $7.7 million as a result of the drop in cattle and beef markets. Additionally, due to a lack of available market cattle in the weeks following the BSE discovery, the Company incurred operating inefficiencies in its beef plants totaling approximately $3.3 million as a result of sharply reduced operating levels.

Hog Production Group Segment Results

The increase in HPG segment revenues was mainly due to a 27% increase in live hog selling prices coupled with a seven percent increase in head sold mainly due to the inclusion of acquired businesses.

HPG segment operating profits increased substantially, mainly due to the increase in selling prices and head sold, partially offset by a five percent increase in raising costs.

Other Segment Results

Revenues and operating profits in the Company’s Other segment grew due to strong results in its turkey operations, as well as improvements in Poland on sharply higher volumes, as the Krakus brand achieved significant volume growth in both Poland and export channels.

Corporate Results

The Company’s Corporate expenses increased due to pension and other variable compensation, primarily related to the increase in overall Company profits.

Results of Continuing Operations for the Fiscal Year Ended April 27, 2003 Compared to the Fiscal Year Ended April 28, 2002

Fiscal years 2003 and 2002 included 52 weeks. See the “Comparison of Fiscal 2003 and Fiscal 2002 Segment Results” section below for comments on sales changes by reporting segment.

Sales increased $530.5 million, or 8%, to $7,135.4 million in fiscal 2003 from $6,604.9 million in fiscal 2002. Increases of $879.1 million at the Beef segment and $28.1 million at the Other segment and a reduction of intersegment sales eliminations of $80.2 million were partially offset by decreases of $251.4 million at the Pork segment and $205.5 million at the HPG segment.

Gross profit decreased $283.7 million, or 32%, to $602.2 million in fiscal 2003 from $885.9 million in fiscal 2002. The decrease was mainly the result of sharply lower margins in the HPG segment on a 21% decrease in live hog market prices and higher hog raising costs, in addition to a weak fresh pork environment due to increased protein supplies in the U.S. These declines were partially offset by the inclusion of $75.8 million of gross profit of acquired businesses and higher processed meats margins. Gross profit percentage decreased to 8% from 13% due mainly to substantially lower HPG segment margins and the results of the Beef segment entities acquired in fiscal 2002. The beef operations are primarily non-branded, fresh meat businesses with accompanying lower margins.

Selling, general and administrative expenses decreased $2.4 million to $497.9 million in fiscal 2003 from $500.3 million in fiscal 2002. The decrease was mainly due to lower variable operating expenses, including advertising and promotion, and a $4.7 million insurance settlement. Fiscal 2002 results reflect a $5.0 million loss incurred as a result of a fire at a Circle Four farm in Utah. These decreases were partially offset by the inclusion of selling, general and administrative expenses of acquired businesses.

Operating profit decreased $281.3 million, or 73% to $104.3 million in fiscal 2003 from $385.6 million in fiscal 2002. Decreases of $375.0 million at the HPG segment and $4.4 million at the Other segment were partially offset by increases of $67.4 million at the Beef segment and $30.1 million at the Pork segment and slightly decreased Corporate expenses.

Interest expense decreased $1.0 million, or 1%, to $87.8 million in fiscal 2003 from $88.8 million in fiscal 2002. The decrease was mainly due to a decrease in the average interest rates on the revolving credit facility and other variable rate debt partially offset by the inclusion of interest expense of acquired businesses and additional borrowings associated with acquisitions.

The effective income tax rate decreased to 28% in fiscal 2003 as compared to 38% in fiscal 2002. Fiscal 2003 income taxes were lower due to a greater impact of tax credits on sharply lower earnings and the elimination of non-tax affected losses in foreign jurisdictions, which impacted the fiscal 2002 effective tax rate.

Comparison of Fiscal 2003 and Fiscal 2002 Segment Results

A comparison of the Company’s results in fiscal 2003 and 2002 is discussed by segment below. See also Note 14 to the consolidated financial statements for additional information on the segments, including a reconciliation of segment results to consolidated results.

The following table summarizes sales and operating profits by segment for the fiscal years indicated (in millions):

	2003	2002	$ Change	% Change
Sales:
Pork	$4,183.1	$4,434.5	$(251.4)	(6)%
Beef	2,165.2	1,286.1	879.1	68
HPG	1,059.8	1,265.3	(205.5)	(16)
Other	637.2	609.1	28.1	5

Segment sales	8,045.3	7,595.0	450.3	6
Intersegment sales	(909.9)	(990.1)	80.2	8

Total sales	$7,135.4	$6,604.9	$530.5	8%

	2003	2002	$ Change	% Change
Operating Profit:
Pork	$178.1	$148.0	$30.1	20%
Beef	77.4	10.0	67.4	674
HPG	(108.4)	266.6	(375.0)	(141)
Other	16.3	20.7	(4.4)	(21)
Corporate	(59.1)	(59.7)	0.6	1

Total operating profit	$104.3	$385.6	$(281.3)	(73)%

*—not meaningful

Pork Segment Results

The six percent decrease in Pork segment sales was primarily due to a ten percent decrease in average unit selling prices of pork products, partially offset by an eight percent increase in processed meats volumes and a two percent increase in fresh pork sales volumes. In addition to lower live hog pricing, fresh pork sales prices were negatively affected by an increased supply of protein in the U.S. market, related to unfavorable export market conditions. Sales volumes increased six percent for processed meats and two percent for fresh pork excluding volumes for acquired businesses.

Operating profit in the Pork segment increased mainly due to higher margins and volumes in processed meats. These increases were partially offset by lower margins for fresh pork as a result of the unfavorable market conditions discussed above. Increased processed meats margins reflected improved product mix and lower raw material costs. Fresh pork margin decreases were partially offset by the Company’s continued emphasis on branded and value-added fresh pork categories. Margins were also impacted by lower advertising and promotion costs.

Beef Segment Results

The increase in Beef segment sales and operating profits reflects a full year of sales of the beef processing operations acquired in fiscal 2002. Average unit selling prices increased three percent, reflecting stronger demand for higher quality choice cuts of beef and improved markets for hides and rendered byproducts. A slight decrease in the cost of live cattle also contributed to the increase in operating profits.

Hog Production Group Segment Results

Due to a 16% decrease in live hog market prices, the HPG group sales decreased significantly in fiscal 2003.

Compounding the decrease in live hog market prices, the HPG segment’s operating profit was also adversely impacted by higher raising costs from increased feed costs in fiscal 2003. HPG segment operations in fiscal 2003 reflected cost reductions from production efficiencies resulting from the fiscal 2002 consolidation of the Company’s production operations.

Other Segment Results

The increase in Other segment sales was primarily due to a slight increase in sales volume while pricing remained relatively flat.

The decrease in Other operating profit was primarily due to decreased fresh meat margins as a result of unfavorable market conditions. This decrease was offset slightly by the Company’s Polish subsidiary, Animex Sp. z o.o. (Animex), which experienced its first profitable year since acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, acquisitions, debt retirement and other capital requirements.

The meat processing industry is characterized by high sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its meat inventories and accounts receivable highly liquid and readily convertible into cash. The HPG also has rapid turnover of accounts receivable. Although inventory turnover in the HPG is slower, mature hogs are readily convertible into cash. Borrowings under the Company’s credit facilities are used to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs.

Cash Flows from Operating Activities

Cash provided by operations increased to $310.9 million in fiscal 2004 from $58.1 million in fiscal 2003. This increase was mainly attributable to higher earnings and effects of deferred taxes in the current year. Changes in operating assets and liabilities used $43.2 million of cash in fiscal 2004 compared to $91.6 million of cash in fiscal 2003 due to increased working capital investments in the prior year.

Cash Flows from Investing Activities

Cash used in investing activities was $456.1 million in fiscal 2004 compared to $266.0 million in fiscal 2003. During fiscal 2004, the Company invested $512.2 million in business acquisitions, primarily related to the acquisitions of Farmland Foods, Cumberland Gap, Agrotorvis and Alliance, as compared to $90.4 million in the prior year, primarily related to the acquisitions of Vall and Stefano’s. The Company also invested $87.9 million to purchase 15% of the outstanding shares of Campofrío Alimentación S.A. (Campofrío). During fiscal 2004, the Company sold Schneider, resulting in net proceeds of $279.4 million. Capital expenditures in fiscal 2004 totaled $151.4 million, as compared to $172.0 million in fiscal 2003. Capital expenditures are mainly related to fresh pork and processed meats expansion, plant improvement projects and additional hog production facilities. As of May 2, 2004, the Company had approved capital expenditure commitments of $138.7 million mainly for processed meats expansion and production efficiency projects. The Company expects to fund these capital expenditures with cash flow from operations and borrowings under its revolving credit facility.

Cash Flows from Financing Activities

The Company’s financing activities in fiscal 2004 provided $154.9 million in cash compared to $209.5 million in fiscal 2003. The Company issued $387.0 million of new long-term debt during fiscal 2004, of which $178.4 was used for repayments of its primary revolving credit facility. During fiscal 2003, the Company borrowed $301.0 million on its primary revolving credit facility, to fund investment activity and to make principal repayments on long-term debt and repurchase 0.9 million shares of the Company’s common stock. As of May 2, 2004, 16.8 million shares of the Company’s common stock have been repurchased under an 18.0 million-share repurchase program.

In October of fiscal 2004, the Company entered into a 364-day bridge loan and security agreement (the Bridge Loan), with Goldman Sachs Credit Partners L.P., for $300.0 million. The proceeds from the Bridge Loan were used to finance the acquisition of Farmland Foods. The initial interest rate on the Bridge Loan was LIBOR plus 5.0%. During the fourth quarter of fiscal 2004, the interest rate increased to LIBOR plus 6.0% for the remainder of the term. The Bridge Loan was repaid, in April of 2004, with the proceeds from the sale of Schneider. During fiscal 2004, the Company recorded, in income from continuing operations, additional interest and issuance cost amortization related to the Bridge Loan totaling $14.0 million.

In May of fiscal 2004, the Company issued $350.0 million of ten-year, 7.75% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the revolving credit facility.

In April of fiscal 2003, the Company amended its long-term revolving credit facility to increase the line from $750.0 million to $900.0 million. The credit facility expires December 2006. Borrowings under the facility are prepayable and bear interest, at the Company’s option, at variable rates based on margins over the Federal Funds rate or LIBOR. The margin is a function of the Company’s leverage. Under the April 2003 amendment, the credit facility is subject to a borrowing base limitation based on eligible U.S. inventory and receivables.

In October of fiscal 2002, the Company issued $300.0 million of eight-year, 8.0% senior unsecured notes. The net proceeds were used to repay indebtedness under the Company’s revolving credit facility.

In the first quarter of fiscal 2002, a new credit facility was put in place at Animex, the Company’s Polish meat operation. This facility provides for up to $100.0 million of financing ($70.0 million of which constitutes a term loan), to replace numerous short-term and long-term borrowings from local Polish lenders. The facility, which expires in fiscal 2007, is secured by substantially all of Animex’s assets and is guaranteed by the Company.

The Company has aggregate credit facilities totaling $938.5 million. As of May 2, 2004, the Company had unused capacity under these credit facilities of $439.8 million. These facilities are generally at prevailing market rates. The Company pays commitment fees on the unused portion of the facilities.

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

The Company’s various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, current ratio, fixed charges, capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets, and payments of dividends to shareholders. As of May 2, 2004, the Company was in compliance with all debt covenants.

OUTLOOK

The Company’s results in the early months of fiscal 2005 have been favorable, particularly in the HPG segment. The combination of strong consumer demand, driven in part by low-carbohydrate diets and continued lower beef supplies have created a favorable pork complex. In the 2004 calendar year live hog prices have reached levels not seen in many years. If live hog prices remain at current levels, or continue to improve, the Company’s outlook for the remainder of the year is positive.

Contractual Obligations and Commercial Commitments.    The following table provides information about the Company’s contractual obligations as of May 2, 2004:

	Payments Due By Period
	< 1 Year	2-3 Years	4-5 Years	>5 Years	Total
	(in millions)
Long-term debt	$76.0	$692.6	$246.1	$755.1	$1,769.8
Capital lease obligations, including interest	2.3	1.7	1.6	1.0	6.6
Operating leases	43.2	71.3	44.4	46.3	205.2
Capital expenditure commitments	138.7	—	—	—	138.7
Purchase obligations:
Hog procurement(1)	481.8	821.4	795.0	—	2,098.2
Cattle procurement(2)	37.3	—	—	—	37.3
Contract hog growers(3)	211.7	70.4	55.0	68.5	405.6
Other(4)	165.3	6.6	5.0	43.9	220.8

Total	$1,156.3	$1,664.0	$1,147.1	$914.8	$4,882.2

(1)	Through the Pork and Other segments, the Company has purchase agreements with certain hog producers. Some of these arrangements obligate the Company to purchase all of the hogs produced by these producers. Other arrangements obligate the Company to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that the Company will be obligated to purchase and the uncertainty of market prices at the time of hog purchases, the Company has estimated its obligations under these arrangements. The Company based its estimates on its past history for hog quantities. For fiscal 2005, the average purchase price estimated is based on available futures contract values and internal projections adjusted for historical quality premiums. For prices beyond fiscal 2005, the Company estimated the market price of hogs based on the ten-year average of $0.41 per pound.
(2)	Through the Beef segment, the Company has purchase agreements with certain cattle producers. Some of these arrangements are fixed price contracts and others obligate the Company to purchase a fixed amount of cattle at the market price at the time of delivery. For the fixed price contracts, the actual amounts are shown in the table. Due to the uncertainty of future market prices for cattle, the Company based its fixed quantity obligations on available futures contract values.
(3)	Through the HPG, the Company uses independent farmers and their facilities to raise hogs produced from the Company’s breeding stock. Under multi-year contracts, the farmers provide the initial facility investment, labor and front line management in exchange for a performance-based service fee payable upon delivery. The Company is obligated to pay this service fee for all hogs delivered. The Company has estimated its obligation based on expected hogs delivered from these farmers.
(4)	Includes $155.5 million for forward grain contracts which, if valued at May 2, 2004 market prices, would be $195.3 million.

Guarantees

As part of its business, the Company is a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets. The possibility that the Company would have to make actual cash outlays in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that the Company is unable to predict. The Company would record a liability if events occurred that required one to be established.

As of May 2, 2004, the Company has guarantees for the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: $66.0 million of debt borrowed by one of the Company’s Mexican joint ventures, Agroindustrial del Noroeste; up to $6.0 million of loans obtained by strategically important farmers under contract to the HPG segment; up to $3.5 million of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas Carroll de Mexico; and $1.3 million with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A.

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

The Company’s meat processing and hog production operations use various raw materials, primarily lean hogs, pork bellies, live cattle, corn, soymeal, soybeans and wheat, which are actively traded on commodity exchanges. The Company hedges these commodities when management determines conditions are appropriate to mitigate these price risks. While this may limit the Company’s ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material losses. The Company attempts to closely match the commodity contract terms with the hedged item.

The Company also enters into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and periodically enters into foreign exchange forward contracts to hedge certain of its foreign currency exposure. The foreign currency and interest rate derivatives are recorded as cash flow hedges or fair value hedges, as appropriate, and were not material to the results of operations for the fiscal years ended May 2, 2004 and April 27, 2003.

Commodity—Cash Flow Hedges

The Company utilizes derivatives (primarily futures contracts) to manage its exposure to the variability in expected future cash flows attributable to commodity price risk associated with forecasted purchases and sales of live hogs, live cattle, corn and soybean meal. These derivatives have been designated as cash flow hedges.

Ineffectiveness related to the Company’s cash flow hedges was not material in fiscal 2004 and 2003. There were no derivative gains or losses excluded from the assessment of hedge effectiveness and no hedges were discontinued during these time periods as a result of it becoming probable that the forecasted transaction would not occur.

Commodity and Interest Rate—Fair Value Hedges

The Company’s commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designated as fair value hedges. These derivatives are designated as hedges of firm commitments to buy live hogs, live cattle, corn and soybean meal and hedges of live hog inventory. Ineffectiveness related to the Company’s fair value hedges was not material in fiscal 2004 and 2003. There were no derivative gains or losses excluded from the assessment of hedge effectiveness during these time periods.

The following table provides the fair value of the Company’s open derivative financial instruments as of May 2, 2004 and April 27, 2003.

(in millions)	May 2, 2004	April 27, 2003
Livestock	$(64.8)	$(0.1)
Grains	6.3	0.1
Interest rates	(6.2)	(0.9)
Foreign currency	(1.2)	(1.8)

The variation in the Company’s fair value of open derivative financial instruments from period to period is primarily based on the Company’s analysis of current and future market conditions, which results in varying hedge portfolios to reduce the perceived risk to acceptable levels, and the exercise price on the open contracts as compared to the market price. As of May 2, 2004, no commodity futures contracts exceeded twelve months.

In addition, as discussed in “Contractual Obligations and Commercial Commitments”, at May 2, 2004, the Company had $155.5 million of forward grain contracts which, if valued at May 2, 2004 market prices, would be $195.3 million. These forward grain contracts are normal purchases as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133) and do not meet the definition of derivative financial instruments. As a result they are not marked to market.

The following table presents the sensitivity of the fair value of the Company’s open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of May 2, 2004 and April 27, 2003.

(in millions)	May 2, 2004	April 27, 2003
Livestock	$64.2	$8.8
Grains	14.3	2.7
Interest rates	0.6	0.2
Foreign currency	0.1	7.6

For the fiscal years ended May 2, 2004 and April 27, 2003, the Company reported gains on its closed derivative instruments of approximately $15.3 million and $6.2 million, respectively. For the fiscal years ended May 2, 2004 and April 27, 2003, the Company hedged approximately 70% and 9% of its grain purchases and 76% and 41% of its livestock produced, respectively.

In addition, the Company has certain interest rate derivatives that swap fixed-rate debt to floating rate debt, which are classified as fair value hedges outstanding at May 2, 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements requires management to make certain estimates and assumptions. The estimates and assumptions are based on the Company’s experience combined with management’s understanding of current facts and circumstances. These estimates may differ from actual results. Certain of the Company’s accounting policies are considered critical as they are both important to reflect the Company’s financial position and results of operations and require significant or complex judgment on the part of management. The following is a summary of certain accounting policies considered critical by the management of the Company.

Hedge Accounting

The Company uses derivative financial instruments to manage exposures to fluctuations in commodity prices and accounts for the use of such instruments in accordance with SFAS 133. SFAS 133 requires a quarterly historical assessment of the effectiveness of the instrument. In rare circumstances, volatile activity in the commodity markets could cause this assessment to temporarily reflect the instrument as an ineffective hedge and hedge accounting would be discontinued.

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

Pension Accounting

The measurement of the Company’s pension obligations, costs and liabilities is dependent on a variety of assumptions of future events. The key assumptions include:

•	Discount rates,

•	Salary growth,

•	Retirement ages/mortality rates, and

•	Expected return on plan assets.

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

Sensitivity Analysis    The effect of the indicated decrease in the selected assumptions is shown below for May 2, 2004, assuming no changes in benefit levels and no amortization of gains or losses for the Company’s major plans in 2005 (in millions):

Assumption	Percentage Point Decrease	Decline in Funded Status	Reduction in Equity	Higher Fiscal 2005 Expense
Discount rate	0.50%	$58.9	$55.8	$3.9
Expected return on assets	0.50%	—	—	$3.5

The Company recorded net expense in the consolidated statements of income related to its pension plans of $32.1 million and $10.6 million, including $36.5 million and $22.5 million of expected pension returns, for fiscal 2004 and 2003, respectively.

In the past, the Company has suffered, as most investors have, from the devaluation of the stock markets, which has reduced its plan assets. In addition, the market rate for high-quality fixed income investments is much lower than in previous years, compelling the Company to lower discount rate assumptions from 6.40% to 6.25%. The expected return on assets has remained 8.5% in the current year. A lower discount rate increases the present value of benefit obligations and increases pension expense. Pension expense is negatively affected by lower anticipated returns on assets. The increase in plan assets, partially offset by the increase in the pension obligation have decreased the Company’s minimum pension liability by $25.9 million in fiscal 2004 to $68.0 million (see consolidated statements of shareholders’ equity and accumulated other comprehensive loss at Note 7 to the consolidated financial statements). This minimum pension liability will not require immediate funding and could potentially be reduced or eliminated in the future if asset returns become more favorable and the discount rate increases. In fiscal 2004, as part of the acquisition of Farmland Foods, the Company assumed pension plans with a significant underfunded status. As a result of this acquisition, the Company expects fiscal 2005 pension plan funding to increase. The Company’s pension plan funding was $14.7 million and $15.7 million for fiscal 2004 and 2003, respectively, and is expected to be $33.5 million in fiscal 2005. Beyond fiscal 2005, pension funding is expected to remain consistent with fiscal 2005 levels in the near term with funding decreasing longer term, however, a significant devaluation of plan assets would cause a corresponding increase in funding while more favorable returns on plan assets would reduce funding requirements. Future legislative actions could also impact future funding. In April 2004, the U.S. Congress extended temporary funding relief for pension plans through December 2005. The Company does not know if these provisions will be extended again. The Company expects pension expense for fiscal 2005 to be approximately $28.2 million.

Goodwill and Intangible Assets

The Company adopted SFAS 142 in fiscal 2002. Goodwill and other indefinite-lived assets are tested annually for impairment. For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists. The Company calculates the fair value of each reporting unit, using estimates of future cash flows when quoted market prices are not available. In fiscal 2004, the Company allocated goodwill to applicable reporting units, estimated fair value and performed the impairment test. To test impairment of intangible assets that are not subject to amortization, the fair value of the intangible asset is compared to the book value. As a result of these procedures, management believes there is no material exposure to a loss from impairment of goodwill and other intangible assets. However, actual results could differ from the Company’s cash flow estimates, which would affect the assessment of impairment and, therefore, could have a material adverse impact on the financial statements.

RISK FACTORS

As a participant in the meat processing and hog production industries, the Company is subject to risks and uncertainties which have had at times, and may in the future have, material adverse effects on the Company’s results of operations and financial position.

The Company’s results of operations are cyclical and could be adversely affected by fluctuations in hog and cattle commodity prices.

The Company is largely dependent on the cost and supply of hogs, cattle and feed ingredients and the selling price of the Company’s products and competing protein products, all of which are determined by constantly changing market forces of supply and demand as well as other factors over which the Company has little or no control. These other factors include fluctuations in the size of herds maintained by North American hog and cattle suppliers, environmental and conservation regulations, import and export restrictions, economic conditions, weather and livestock diseases. Additionally, commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing proteins on the market, especially beef and chicken. For example, the Russian import ban on poultry products during fiscal 2003 resulted in an increased supply of poultry in the U.S. protein market, resulting in a decline in fresh pork prices. This decline in fresh pork prices occurred in the same environment as falling hog prices, affecting the Company’s results of operations in both meat processing and hog production. The Company attempts to manage certain of these risks through the use of financial instruments, which are described previously. The Company cannot assure that all or part of any increased costs experienced by the Company from time to time can be passed along to consumers of its products directly or in a timely manner.

Any perceived or real health risks related to the food industry could adversely affect the Company’s ability to sell its products.

The Company is subject to risks affecting the food industry generally, including risks posed by food spoilage or food contamination, evolving consumer preferences and nutritional and health-related concerns, consumer product liability claims, product tampering, the possible unavailability and expense of liability insurance and the potential cost and disruption of a product recall.

The Company’s manufacturing facilities and products are subject to constant governmental inspection and extensive regulation in the food safety area, including governmental food processing controls (see also Note 13 to the consolidated financial statements). The Company has systems in place to monitor food safety risks throughout all stages of the manufacturing process (including the production of raw materials in the HPG). The Company also simulates product recalls to minimize its exposure to potential product liability claims and consumer health risks. However, the Company cannot assure that compliance with procedures and regulations will necessarily mitigate the risks related to food safety or that the impact of a product contamination will not have a material adverse impact on the Company’s financial statements.

Environmental regulation and related litigation could have a material adverse effect on the Company.

The Company’s operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. See Note 13 to the consolidated financial statements for further discussion of regulatory compliance as it relates to environmental risk. Failure to comply with these laws and regulations and any future changes to them may result in significant consequences to the Company including civil and criminal penalties, liability for damages and negative publicity. Some requirements applicable to the Company may also be enforced by citizen groups.

The Company has incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations. The Company closely monitors compliance with regulatory requirements through a variety of environmental management systems. However, the Company cannot assure that additional environmental issues will not require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to the Company will not be altered in ways that will require the Company to incur significant additional costs.

Health risk to livestock could adversely affect production, the supply of raw materials and the Company’s business.

The Company is subject to risks relating to its ability to maintain animal health and control diseases. The Company monitors herd health on a daily basis and has bio-security procedures and employee training programs in place throughout the livestock production network to reduce the risk related to potential exposure of livestock to infectious diseases. The Company cannot assure that livestock disease will not affect the Company’s business. If the Company’s livestock is affected by disease, the Company may be required to destroy infected livestock, which could adversely affect the Company’s production or ability to sell or export its products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of the Company’s food products, particularly as the Company expands its branded pork products.

Governmental authorities may take action prohibiting meat packers from owning livestock, which could adversely affect the Company’s business.

In the past, Congress has considered and the State of Iowa has adopted legislation that would prohibit or restrict meat packers from owning livestock (see State of Iowa Legislation at Note 13 to the consolidated financial statements). The Company cannot assure that similar legislation affecting its operations will not be adopted at the federal or state levels in the future. Such legislation, if adopted and not successfully challenged, could have a material adverse impact on the Company’s operations and its financial statements. The Company has and will continue to aggressively challenge any such legislation.

The Company’s acquisition strategy may prove to be disruptive and divert management resources.

The Company has made numerous acquisitions in recent years and regularly reviews opportunities for strategic growth through acquisitions. These acquisitions may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly hired employees, assumption of unknown liabilities and potential disputes with the sellers.

Covenants in the Company’s various debt agreements restrict its business in many ways and failure to comply may result in adverse action by the Company’s lenders.

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

As currently structured, a breach of a covenant or restriction in any of the agreements could result in a default that would in turn cause a default of other agreements, allowing the affected lenders to accelerate the repayment of principal and accrued interest on their outstanding loans, if they choose, and terminate their commitments to lend additional funds. The future ability of the Company and its operating subsidiaries to comply with financial covenants, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors.

The Company is subject to risks associated with its international sales and operations.

International sales accounted for approximately seven percent of the Company’s sales in fiscal 2004. International sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions (such as the beef import ban in fiscal 2004), enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. Furthermore, the Company conducts foreign operations in France, Poland and Romania, with these foreign operations being subject to the risks described above as well as risks related to fluctuations in currency values, translation of foreign currencies into U.S. dollars, foreign currency exchange controls, compliance with foreign laws and other economic or political uncertainties. In addition, the Company is engaged in joint ventures in Mexico, Brazil and China. The Company’s investments in these joint ventures are also subject to these risks. As of May 2, 2004, approximately 11% of the Company’s long-lived assets were associated with its foreign operations.

FORWARD-LOOKING INFORMATION

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The Company’s forward-looking statements are subject to many risks and uncertainties, including the availability and prices of live hogs and cattle, raw materials, fuel and other supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the investment performance of the Company’s pension plan assets and the availability of legislative funding relief (See “Critical Accounting Policies,” herein), the cost of compliance with environmental and health standards, adverse results from ongoing litigation, actions of domestic and foreign governments, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under “Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk

Incorporated by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments.”

All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially because of, among others, the factors discussed in this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) hereof are incorporated herein by reference and are filed as a part of this report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of May 2, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

(a) Information required by this Item regarding the executive officers of the Company is included after Part I of this Annual Report on Form 10-K.

(b) All other information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 1, 2004 under the headings entitled “Nominees for Election to Three-Year Terms,” “Directors whose Terms do not Expire this Year,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

Item 11.    Executive Compensation

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 1, 2004 under the headings entitled “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and FY-End Unexercised Option Values,” “Pension Plan Table,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance—Director Compensation,” “Compensation Committee Report on Executive Compensation” and “Performance Graph.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 1, 2004 under the headings entitled “Principal Shareholders”, “Common Stock Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 1, 2004 under the headings entitled “Other Transactions” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.    Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 1, 2004 under the heading entitled “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. and 2. Index to Financial Statements and Financial Statement Schedule

An “Index to Financial Statements and Financial Statement Schedule” has been filed as a part of this Form 10-K Annual Report on page F-1 hereof.

3.	Exhibits

Exhibit 2.1	—

Share Purchase Agreement dated September 24, 2003 between the Company and Maple Leaf Foods Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 10, 2003).

Exhibit 2.2	—

Amended and Restated Asset Purchase Agreement among KC Acquisition, Inc., as buyer, and Farmland Foods, Inc. and Farmland Industries, Inc., debtors-in-possession, as sellers, dated as of October 12, 2003 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2003).

Exhibit 3.1	—

Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).

Exhibit 3.2	—

Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1(a)	—

Amended and Restated Note Purchase Agreement dated as of October 31, 1999, among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $196,882,354 in senior secured notes, series B through H (incorporated by reference to Exhibit 4.7(a) of the Company’s Annual Report on Form 10-K filed with the SEC on July 28, 2000).

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

Joint and Several Guaranty of series B through H senior secured notes dated as of July 15, 1996, by Gwaltney of Smithfield, Ltd., John Morrell & Co., The Smithfield Packing Company, Incorporated, SFFC, Inc., Patrick Cudahy Incorporated, and Brown’s of Carolina, Inc. (incorporated by reference to Exhibit 4.7(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 9, 1996).

Exhibit 4.1(d)	—

Joint and Several Guaranty of series B through H senior secured notes dated as of July 15, 1997, by Lykes Meat Group, Inc., Sunnyland, Inc., Valleydale Foods, Inc., Hancock’s Old Fashioned Country Hams, Inc., Copaz Packing Corporation, and Smithfield Packing—Landover, Inc. (incorporated by reference to Exhibit 4.6(b) to the Company’s Annual Report on Form 10-K filed with the SEC on July 25, 1997).

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

Joinder Agreement regarding guaranty of series B through H senior secured notes dated as of March 9, 2000, among Carroll’s Foods, Inc., Carroll’s Realty, Inc., Carroll’s Realty Partnership, North Side Foods Corp., Lykes Meat Group, Inc., Circle Four Corporation, Brown’s Farms, LLC, Carroll’s Foods of Virginia, Inc., Smithfield-Carroll’s Farms, Central Plains, Inc., Smithfield Packing Real Estate, LLC, and Murphy Farms, Inc., and each of the Noteholders listed on Annex 1 (incorporated by reference to Exhibit 4.7(d) of the Company’s Annual Report on Form 10-K filed with the SEC on July 28, 2000).

Exhibit 4.1(g)	—

Joinder Agreement dated as of April 29, 2002, among Brown’s Realty Partnership and Smithfield Packing Realty Partnership regarding guaranty of series B through H senior secured notes (incorporated by reference to Exhibit 4.1(g) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 4.1(h)	—

Amendment Agreement No. 2 dated as of December 31, 2002, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 31, 1999 relating to $196,882,354 in senior secured notes, series B through H (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 12, 2003).

Exhibit 4.1(i)	—

Amendment Agreement No. 3 dated as of April 4, 2003 among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 31, 1999, as amended, relating to $196,882,354 in senior secured notes, series B through H (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2003).

Exhibit 4.1(j)	—

Amendment Agreement No. 4 dated as of October 31, 2003 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated October 31, 1999, as amended, relating to $196,882,354 in senior secured notes, series B through H (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 10, 2003).

Exhibit 4.1(k)*	—

Amendment Agreement No. 5 dated as of March 25, 2004 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated October 31, 1999, as amended, relating to $196,882,354 in senior secured notes, series B through H.

Exhibit 4.2	—

Indenture between the Company and SunTrust Bank, Atlanta dated February 9, 1997 regarding the issuance by the Company of $200,000,000 of its subordinated notes (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 10-Q filed with the SEC on March 17, 1998).

Exhibit 4.3(a)	—

Amended and Restated Note Purchase Agreement dated as of October 27, 1999, among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.8(a) of the Company’s Annual Report on Form 10-K filed with the SEC on July 28, 2000).

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

Joint and Several Guaranty of series I through L senior secured notes dated as of October 27, 1999, by Gwaltney of Smithfield, Ltd., John Morrell & Co., The Smithfield Packing Company, Incorporated, SFFC, Inc., Patrick Cudahy Incorporated, Brown’s of Carolina, Inc., Carroll’s Foods, Inc., Carroll’s Realty, Inc., Carroll’s Realty Partnership, North Side Foods Corp., Lykes Meat Group, Circle Four Corporation, Brown’s Farms LLC, Carroll’s Foods of Virginia, Inc., Smithfield-Carroll’s Farms, and Central Plains Farms (incorporated by reference to Exhibit 4.8(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 28, 2000).

Exhibit 4.3(d)	—

Joinder Agreement regarding guaranty of series I through L senior secured notes dated as of June 9, 2000, among Murphy Farms, Inc. and Smithfield Packing Real Estate, LLC (incorporated by reference to Exhibit 4.8I of the Company’s Annual Report on Form 10-K filed with the SEC on July 28, 2000).

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

Joinder Agreement regarding guaranty of series I through L senior secured notes dated as of April 29, 2002, among Brown’s Realty Partnership and Smithfield Packing Realty Partnership (incorporated by reference to Exhibit 4.3(f) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 4.3(g)	—

Amendment Agreement No. 2 dated as of December 31, 2002, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 27, 1999 relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 12, 2003).

Exhibit 4.3(h)	—

Amendment Agreement No. 3 dated as of April 4, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 27, 1999, as amended, relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2003).

Exhibit 4.3(i)	—

Amendment Agreement No. 4 dated as of October 31, 2003 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated October 27, 1999, as amended, relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 10, 2003).

Exhibit 4.3(j)*	—

Amendment Agreement No. 5 dated as of March 25, 2004 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated October 27, 1999, as amended, relating to $225,000,000 in senior secured notes, series I through L.

Exhibit 4.4(a)	—

Note Purchase Agreement dated as of June 2, 2000 among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $100,000,000 in senior secured notes, series M through N (incorporated by reference to Exhibit 4.4(a) of the Company’s Annual Report on Form 10-K filed with the SEC on July 30, 2001).

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

Joint and Several Guaranty of series M through N senior secured notes dated as of June 2, 2000, by Gwaltney of Smithfield, Ltd., John Morrell & Co., The Smithfield Packing Company, Incorporated, SFFC, Inc., Patrick Cudahy Incorporated, Brown’s of Carolina, Inc., Carroll’s Foods, Inc., Carroll’s Realty, Inc., Carroll’s Partnership, North Side Foods Corp., Lykes Meat Group, Inc., Circle Four Corporation, Brown’s Farms LLC, Carroll’s Foods of Virginia, Inc., Smithfield-Carroll’s Farms, Central Plains Farms, Inc., Smithfield Packing Real Estate, LLC and Murphy Farms, Inc. (incorporated by reference to Exhibit 4.4(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 30, 2001).

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

Amendment Agreement No. 2 dated as of December 31, 2002, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000 relating to $100,000,000 in senior secured notes, series M through N (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 12, 2003).

Exhibit 4.4(g)	—

Amendment Agreement No. 3 dated as of April 4, 2003 among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000, as amended, relating to $100,000,000 in senior secured notes, series M through N (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2003).

Exhibit 4.4(h)	—

Amendment Agreement No. 4 dated as of October 31, 2003 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated June 2, 2000, as amended, relating to $100,000,000 in senior secured notes, series M through N (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 10, 2003).

Exhibit 4.4(i)*	—

Amendment Agreement No. 5 dated as of March 25, 2004 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated June 2, 2000, as amended, relating to $100,000,000 in senior secured notes, series M through N.

Exhibit 4.5(a)	—

Senior Secured Facilities Agreement dated as of June 20, 2001, among Animex S.A., the Original Borrowers party thereto, the Banks party thereto, and Rabobank Polska S.A. as Arranger, Agent, Security Agent and Pledge Administrator relating to a $100,000,000 term and revolving loan facility (incorporated by reference to Exhibit 4.5(a) of the Company’s Annual Report on Form 10-K filed with the SEC on July 30, 2001).

Exhibit 4.5(b)	—

Joint and Several Guaranty dated as of June 20, 2001, by Smithfield Foods, Inc. and Smithfield Holdings Sp. Z.o.o. (incorporated by reference to Exhibit 4.5(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 30, 2001).

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

Amendment No. 1 dated as of June 6, 2002 among the Company, the Subsidiary Guarantors Party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001 for a $750,000,000 secured multi-year revolving credit facility (incorporated by reference to Exhibit 4.7(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

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

Amendment No. 3 dated as of April 4, 2003 among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Collateral Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001 for a $900,000,000 (formerly $750,000,000) secured multi-year revolving credit facility (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2003).

Exhibit 4.7(f)	—

Amendment No. 4 dated as of September 29, 2003 among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001, as amended, for a $900,000,000 secured multi-year revolving credit facility (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 10, 2003).

Exhibit 4.7(g)	—

Amendment No. 5 dated as of February 12, 2004 among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001, as amended, for a $900,000,000 secured multi-year revolving credit facility (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 17, 2004).

Exhibit 4.7(h)*	—

Consent letter dated March 31, 2004 from JPMorgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001, as amended, for a $900,000,000 secured multi-year revolving credit facility.

Exhibit 4.8(a)	—

Note Purchase Agreement dated as of March 1, 2002 among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $55,000,000 in senior secured notes, series O through P (incorporated by reference to Exhibit 4.8(a) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 4.8(b)	—

Joint and Several Guaranty of series O through P senior secured notes dated as of March 1, 2002, by Brown’s of Carolina LLC, Brown’s Farms LLC, Carroll’s Foods LLC, Carroll’s Foods of Virginia LLC, Carroll’s Realty, Inc., Carroll’s Realty Partnership, Central Plains Farms LLC, Circle Four LLC, Coddle Roasted Meats, Inc., Great Lakes Cattle Credit Company, LLC, Gwaltney of Smithfield, Ltd., Hancock’s Old Fashioned Country Hams, Inc., Iowa Quality Meats, Ltd., John Morrell & Co., Lykes Meat Group, Inc., Moyer Packing Company, Murco Foods, Inc., Murphy-Brown LLC, Murphy Farms LLC, North Side Foods Corp., Packerland Holdings, Inc., Packerland Processing Company, Inc., Patrick Cudahy Incorporated, Premium Pork, Inc., Quarter M Farms, LLC, Quik-To-Fix Foods, Inc., SFFC, Inc., Smithfield-Carroll’s Farms, Smithfield Packing Real Estate, LLC, Stadler’s Country Hams, Inc., Sun Land Beef Company, Sunnyland, Inc., The Smithfield Companies, Inc. and The Smithfield Packing Company, Incorporated (incorporated by reference to Exhibit 4.8(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 4.8(c)	—

Joinder Agreement dated as of April 29, 2002, among Brown’s Realty Partnership and Smithfield Packing Realty Partnership regarding guaranty of series O through P senior secured notes (incorporated by reference to Exhibit 4.8(c) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 4.8(d)	—

Amendment Agreement No. 1 dated as of December 31, 2002, among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Purchase Agreement dated as of June 2, 2000 relating to $55,000,000 in senior secured notes, series O through P (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 12, 2003).

Exhibit 4.8(e)	—

Amendment Agreement No. 2 dated as of April 4, 2003 among the Company and each of the Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of June 2, 2000, as amended, relating to $55,000,000 in senior secured notes, series O through P (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2003).

Exhibit 4.8(f)	—

Amendment Agreement No. 3 dated as of October 31, 2003 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated June 2, 2000, as amended, relating to $55,000,000 in senior secured notes, series O through P (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 10, 2003).

Exhibit 4.8(g)*	—

Amendment Agreement No. 4 dated as of March 25, 2004 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated June 2, 2000, as amended, relating to $55,000,000 in senior secured notes, series O through P.

Exhibit 4.9	—

Rights Agreement, dated as of May 30, 2001, between the Company and ComputerShare Investor Services, LLC, Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.10(a)	—

Exchangeable Share Provisions (excerpted from the Articles of Incorporation, as amended, of Smithfield Canada Limited) (incorporated by reference to Exhibit 4.5(d) to the Company’s Annual Report on Form 10-K filed with the SEC on August 2, 1999).

Exhibit 4.10(b)	—

Voting, Support and Exchange Trust Agreement among Smithfield Foods, Inc., Smithfield Canada Limited and CIBC Mellon Trust Company, dated as of November 10, 1998 (incorporated by reference to Exhibit 4.5(c) to the Company’s Annual Report on Form 10-K filed with the SEC on August 2, 1999).

Exhibit 4.11(a)	—

Indenture between the Company and SunTrust Bank, as trustee, dated May 21, 2003 regarding the issuance by the Company of $350,000,000 senior notes (incorporated by reference to Exhibit 4.11(a) to the Company’s Annual Report on Form 10-K filed with the SEC on July 23, 2003).

Exhibit 4.11(b)	—

Registration Rights Agreement dated as of May 21, 2003 among the Company and the Initial Purchasers named therein, regarding the registration by the Company of $350,000,000 senior notes (incorporated by reference to Exhibit 4.11(b) to the Company’s Annual Report on Form 10-K filed with the SEC on July 23, 2003).

Registrant hereby agrees to furnish the SEC upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1	—

Registration Rights Agreement dated as of May 7, 1999 by and between the Company and Jeffrey S. Matthews, Carroll M. Baggett and James O. Matthews (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 1999).

Exhibit 10.2(a)	—

Registration Rights Agreement between the Company and Wendell H. Murphy, Harry D. Murphy, Joyce M. Norman, Wendell H. Murphy, Jr., Wendy Murphy Crumpler, Stratton K. Murphy, Marc D. Murphy and Angela Brown (excluding the Company, the “Murphy Selling Shareholders”) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2000).

Exhibit 10.2(b)	—

Agreement with Shareholders between the Company and the Murphy Selling Shareholders (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2000).

Exhibit 10.3(a)	—

Registration Rights Agreement dated as of October 24, 2001 among Smithfield Foods, Inc. and the shareholders of Packerland Holdings, Inc. (incorporated by reference to Exhibit 10.3(a) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.3(b)	—

Shareholders Agreement dated as of October 24, 2001 among Smithfield Foods, Inc. and the shareholders of Packerland Holdings, Inc. (incorporated by reference to Exhibit 10.3(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.4(a)**	—

Stock Pledge Agreement dated as of October 24, 2001 among Smithfield Foods, Inc. and Richard V. Vesta (incorporated by reference to Exhibit 10.4(a) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.4(b)**	—

Promissory Note for $564,000 dated as of December 31, 2001 by Richard V. Vesta (incorporated by reference to Exhibit 10.4(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.4(c)**	—

Stock Pledge Agreement dated as of April 15, 2002 among Smithfield Foods, Inc. and Richard V. Vesta (incorporated by reference to Exhibit 10.4(c) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.4(d)**	—

Promissory Note for $564,000 dated as of April 15, 2002 by Richard V. Vesta (incorporated by reference to Exhibit 10.4(d) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.5**	—	Smithfield Foods, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K Annual Report for the fiscal year ended May 2, 1993).

Exhibit 10.6(a)**	—	Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K Annual Report filed with the SEC on July 30, 1998).

Exhibit 10.6(b)**	—

Amendment No. 1 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2000 (incorporated by reference to Exhibit 10.6(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.6(c)**	—

Amendment No. 2 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2001 (incorporated by reference to Exhibit 10.6(c) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.7(a)	—

Bridge Loan and Security Agreement, dated as of October 9, 2003, between the Company, the Subsidiary Guarantors and Goldman Sachs Credit Partners, L.P., as Arranger, Agent and Lender (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2003).

Exhibit 10.7(b)	—

Amendment No. 1 dated as of February 13, 2004, to the Bridge Loan and Security Agreement, dated as of October 9, 2003, between the Company, the Subsidiary Guarantors and Goldman Sachs Credit Partners, L.P., as Arranger, Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 17, 2004).

Exhibit 10.7(c)	—

Amendment No. 2 dated as of February 19, 2004, to the Bridge Loan and Security Agreement, dated as of October 9, 2003, between the Company, the Subsidiary Guarantors and Goldman Sachs Credit Partners, L.P., as Arranger, Agent and Lender (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 17, 2004).

Exhibit 21*	—	Subsidiaries of the Company.

Exhibit 23.1*	—	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1*	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed with or furnished to the SEC by the Company since the beginning of the fourth quarter of fiscal 2004. The Forms 8-K listed below, that were furnished to the SEC, shall not be deemed filed for any purpose.

1.	A Current Report on Form 8-K was furnished to the SEC on February 26, 2004 to report under Item 9 its intention to provide certain financial information at an analyst conference and to disclose under Item 12, the Company’s issuance of a press release announcing its results of operations for its third quarter ended February 1, 2004.

2.	A Current Report on Form 8-K was filed with the SEC on April 20, 2004 to report under Item 2 that the Company had completed the sale of all of the outstanding stock of its wholly-owned Canadian subsidiary, Schneider Corporation and to disclose under Item 7 certain Unaudited Pro Forma Consolidated Financial Statements.

3.	A Current Report on Form 8-K was furnished to the SEC on June 9, 2004 to disclose under Item 12 the Company’s issuance of a press release announcing its results of operations for the fourth quarter and fiscal year ended May 2, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: SMITHFIELD FOODS, INC.

By:	/s/ JOSEPH W. LUTER, III
Joseph W. Luter, III Chairman of the Board and Chief Executive Officer

Date: July 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH W. LUTER, III Joseph W. Luter, III	Chairman of the Board and Chief Executive Officer, and Director (Principal Executive Officer)	July 16, 2004

/s/ DANIEL G. STEVENS Daniel G. Stevens	Vice President and Chief Financial Officer (Principal Financial Officer)	July 16, 2004

/s/ JEFFREY A. DEEL Jeffrey A. Deel	Corporate Controller (Principal Accounting Officer)	July 16, 2004

/s/ ROBERT L. BURRUS, JR. Robert L. Burrus, Jr.	Director	July 16, 2004

/s/ CAROL T. CRAWFORD Carol T. Crawford	Director	July 16, 2004

/s/ RAY A. GOLDBERG Ray A. Goldberg	Director	July 16, 2004

/s/ WENDELL H. MURPHY Wendell H. Murphy	Director	July 16, 2004

/s/ FRANK S. ROYAL, M.D. Frank S. Royal, M.D.	Director	July 16, 2004

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director	July 16, 2004

/s/ MELVIN O. WRIGHT Melvin O. Wright	Director	July 16, 2004

S MITHFIELD FOODS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Smithfield Foods, Inc.:

We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. (a Virginia corporation) and subsidiaries as of May 2, 2004 and April 27, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 2, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithfield Foods, Inc. and subsidiaries at May 2, 2004 and April 27, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 2, 2004, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Richmond, Virginia

June 18, 2004

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years
	2004	2003	2002
	(in millions, except per share data)
Sales	$9,267.0	$7,135.4	$6,604.9
Cost of sales	8,328.1	6,533.2	5,719.0

Gross profit	938.9	602.2	885.9
Selling, general and administrative expenses	570.8	497.9	500.3
Interest expense	121.3	87.8	88.8
Gain on sale of IBP, inc. common stock (Note 12)	—	—	(7.0)

Income from continuing operations before income taxes	246.8	16.5	303.8
Income taxes	84.1	4.6	115.8

Income from continuing operations	162.7	11.9	188.0
Income from discontinued operations, net of tax of $9.0, $8.3 and $5.1	15.4	14.4	8.9
Gain on sale of Schneider Corporation, net of tax of $27.0	49.0	—	—

Net income	$227.1	$26.3	$196.9

Income per common share:
Basic—
Continuing operations	$1.48	$.11	$1.74
Discontinued operations	.58	.13	.08

Net income per basic common share	$2.06	$.24	$1.82

Diluted—
Continuing operations	$1.46	$.11	$1.70
Discontinued operations	.57	.13	.08

Net income per diluted common share	$2.03	$.24	$1.78

Weighted average shares—
Weighted average basic shares	110.3	109.6	108.1
Effect of dilutive stock options	1.4	0.2	2.3

Weighted average diluted shares	111.7	109.8	110.4

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	May 2, 2004	April 27, 2003
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$74.3	$64.8
Accounts receivable, less allowances of $14.9 and $11.1	498.2	399.9
Inventories	1,328.8	1,007.5
Prepaid expenses and other current assets	122.3	54.3
Assets of discontinued operations held for sale	—	124.0

Total current assets	2,023.6	1,650.5

Property, plant and equipment, net	1,761.0	1,504.5
Goodwill	499.8	419.7
Investments in partnerships	106.7	110.4
Other	422.6	243.3
Assets of discontinued operations held for sale	—	282.2

Total assets	$4,813.7	$4,210.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$26.7	$18.9
Current portion of long-term debt and capital lease obligations	78.0	100.3
Accounts payable	461.0	340.1
Accrued expenses and other current liabilities	401.3	278.1
Liabilities of discontinued operations held for sale	—	80.1

Total current liabilities	967.0	817.5

Long-term debt and capital lease obligations	1,696.8	1,523.1

Deferred income taxes	253.8	215.6
Pension and postretirement benefits	172.2	125.0
Other	93.5	45.9
Liabilities of discontinued operations held for sale	—	179.6

Total liabilities	3,183.3	2,906.7

Minority interests	13.2	4.7

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 110,978,291 and 109,460,931 issued and outstanding	55.5	54.7
Additional paid-in capital	494.5	475.5
Retained earnings	1,089.1	862.0
Accumulated other comprehensive loss	(21.9)	(93.0)

Total shareholders’ equity	1,617.2	1,299.2

Total liabilities and shareholders’ equity	$4,813.7	$4,210.6

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
	2004	2003	2002
	(in millions)
Cash flows from operating activities:
Income from continuing operations	$162.7	$11.9	$188.0
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	175.1	158.2	134.3
Deferred income taxes	16.6	(17.7)	4.6
Gain on sale of IBP, inc. common stock	—	—	(7.0)
Gain on sale of property, plant and equipment	(0.3)	(2.7)	(1.3)
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations:
Accounts receivable	(51.0)	75.4	(9.6)
Inventories	(33.5)	(178.0)	(52.5)
Prepaid expenses and other current assets	(57.1)	(10.7)	45.9
Other assets	28.9	(56.0)	(1.4)
Accounts payable, accrued expenses and other liabilities	69.5	77.7	(8.6)

Net cash flows from operating activities	310.9	58.1	292.4

Cash flows from investing activities:
Capital expenditures	(151.4)	(172.0)	(156.8)
Business acquisitions, net of cash acquired	(512.2)	(90.4)	(167.0)
Proceeds from sale of IBP, inc. common stock	—	—	58.6
Investments in partnerships and other assets	(87.9)	(8.5)	(13.3)
Proceeds from disposition of Schneider Corporation	279.4	—	—
Proceeds from sale of property, plant and equipment	16.0	4.9	15.4

Net cash flows from investing activities	(456.1)	(266.0)	(263.1)

Cash flows from financing activities:
Net borrowings (repayments) on notes payable	7.8	0.3	(33.4)
Proceeds from issuance of long-term debt	387.0	10.8	358.0
Net borrowings (repayments) on long-term credit facility	(178.4)	301.0	(148.0)
Principal payments on long-term debt and capital lease obligations	(81.3)	(79.2)	(119.5)
Repurchase and retirement of common stock	—	(24.6)	(85.7)
Effect of common stock options	19.8	1.2	4.3

Net cash flows from financing activities	154.9	209.5	(24.3)

Effect of currency exchange rates on cash	(0.2)	0.7	1.0
Net change in cash and cash equivalents	9.5	2.3	6.0
Cash and cash equivalents at beginning of year	64.8	62.5	56.5

Cash and cash equivalents at end of year	$74.3	$64.8	$62.5

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$125.6	$92.1	$90.1
Income taxes paid	56.5	4.6	118.4

Noncash investing and financing activities:
Common stock issued for acquisitions	$—	$—	$202.7
Common stock repurchases not settled	—	—	(7.9)

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Fiscal Years
	2004	2003	2002
	(in millions)
Common stock—Shares:
Balance, beginning of year	109.5	110.3	105.0
Common stock issued	—	0.1	9.6
Exercise of stock options	1.5	0.1	0.3
Repurchase and retirement of common stock	—	(1.0)	(4.6)

Balance, end of year	111.0	109.5	110.3

Common stock—Par value:
Balance, beginning of year	$54.7	$55.1	$52.5
Common stock issued	—	—	4.7
Exercise of stock options	0.8	0.1	0.2
Repurchase and retirement of common stock	—	(0.5)	(2.3)

Balance, end of year	55.5	54.7	55.1

Additional paid-in capital:
Balance, beginning of year	475.5	490.1	379.4
Common stock issued	—	0.3	197.9
Exercise of stock options	18.8	1.1	4.1
Stock option expense	0.2	0.2	—
Repurchase and retirement of common stock	—	(16.2)	(91.3)

Balance, end of year	494.5	475.5	490.1

Retained earnings:
Balance, beginning of year	862.0	835.7	638.8
Net income (a)	227.1	26.3	196.9

Balance, end of year	1,089.1	862.0	835.7

Accumulated other comprehensive loss:
Balance, beginning of year (b)	(93.0)	(18.1)	(17.6)
Unrealized gain (loss) on securities, net of tax of $9.8, $(0.0) and $3.3	14.7	(0.1)	5.2
Change in minimum pension liability, net of tax of $43.1, $(61.5) and $(0.6)	65.3	(96.9)	(0.9)
Hedge accounting, net of tax of $1.1 and $2.3	5.3	3.6	—
Transition adjustment for hedge accounting, net of tax of $(8.0)	—	—	(12.7)
Foreign currency translation	(10.6)	16.7	0.2
Reclassification adjustments:
Hedge accounting	(3.6)	0.8	11.9
Securities	—	1.0	(4.2)

Balance, end of year (c)	(21.9)	(93.0)	(18.1)

Total shareholders’ equity	$1,617.2	$1,299.2	$1,362.8

Total comprehensive income (loss) (a–b+c)	$298.2	$(48.6)	$196.4

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Note 1:    Business

Smithfield Foods, Inc., together with its subsidiaries (the Company), is the largest hog producer and pork processor in the world and the fifth largest beef processor in the United States (U.S.). The Company conducts its business through four reporting segments, Pork, Beef, Hog Production Group (HPG) and Other, each of which is comprised of a number of subsidiaries. Prior to 2004, the Company had an International segment which, following the sale of Schneider Corporation (Schneider), was replaced by the Other segment.

The Pork segment consists primarily of eight wholly- or majority-owned United States (U.S.) fresh pork and processed meats subsidiaries. The Beef segment is composed primarily of two U.S. beef processing subsidiaries, the HPG segment consists primarily of hog production operations located in the U.S. and Poland, and the Other segment is comprised of the remaining international meat processing operations, primarily Poland and France, together with the Company’s turkey production operations and its interests in turkey processing operations. Each of the segments has certain joint ventures and other investments in addition to their primary operations.

Note 2:    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities for which the consolidation rules of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R) apply. Subsidiaries that are less than 100% owned but greater than 50% owned, as well as entities for which the Company is the primary beneficiary, are consolidated with a minority interest. Entities that are 50% owned or less, and as to which the Company does not have the ability to exercise significant influence, are accounted for under the equity method of accounting. Investments as to which the Company’s ability to exercise influence is limited are accounted for under the cost method of accounting. All intercompany transactions and accounts have been eliminated. The results of operations of the Company include the Company’s proportionate share of results of operations of entities acquired from the date of each acquisition for purchase business combinations.

For the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as accumulated other comprehensive loss in shareholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Management uses estimates and assumptions in the preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest April 30. Fiscal 2004 was 53 weeks, fiscal 2003 and 2002 were both 52 weeks.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The carrying value of cash equivalents approximates market value. As of May 2, 2004 and April 27, 2003, cash and cash equivalents included $16.0 and $1.1, respectively, in short-term marketable securities.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market adjusted for the fair value of commodity derivatives. Cost includes raw materials, labor and manufacturing and production overhead. Inventories consist of the following:

	May 2, 2004	April 27, 2003
Fresh and processed meats	$532.7	$395.6
Live hogs	504.3	414.2
Live cattle	100.2	85.2
Manufacturing supplies	58.9	45.8
Other	76.8	66.7
Fair value derivative instrument adjustment	55.9	—

Total inventories	$1,328.8	$1,007.5

Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Buildings and improvements are depreciated over periods from 20 to 40 years. Machinery and equipment is depreciated over periods from five to 20 years. Breeding stock is depreciated over two years. Assets held under capital leases are classified as property, plant and equipment and amortized over the lease terms. Lease amortization is included in depreciation expense. Depreciation expense is reported in the consolidated statement of income as either cost of sales or selling, general and administrative expenses. Depreciation expense totaled $167.5, $151.5 and $126.8 in fiscal 2004, 2003 and 2002, respectively. Repairs and maintenance charges are expensed as incurred. Repair and maintenance expenses totaled $240.1, $199.6 and $159.0 in fiscal 2004, 2003 and 2002, respectively. Improvements that materially extend the life of the asset are capitalized. Gains and losses from dispositions or retirements of property, plant and equipment are recognized currently.

Interest on capital projects is capitalized during the construction period. Total interest capitalized was $1.9, $2.5 and $1.8 in fiscal 2004, 2003 and 2002, respectively.

Property, plant and equipment, net, consists of the following:

	May 2, 2004	April 27, 2003
Land	$145.5	$124.2
Buildings and improvements	1,134.5	902.7
Machinery and equipment	1,244.4	1,089.1
Breeding stock	111.1	103.4

	2,635.5	2,219.4
Accumulated depreciation	(939.9)	(770.4)

	1,695.6	1,449.0
Construction in progress	65.4	55.5

Property, plant and equipment, net	$1,761.0	$1,504.5

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill and other indefinite-life intangible assets are tested annually for impairment. Separable intangible assets with finite lives are amortized over their useful lives. The Company allocates goodwill to its reporting units and performs an annual assessment for potential impairment. Management believes there is no significant exposure to a loss from impairment of acquired goodwill and other intangible assets as of May 2, 2004.

Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized over the terms of the related loan agreements using the straight- line method, which approximates the effective interest method.

Investments in Partnerships

The table below summarizes the Company’s various partnership investments as of May 2, 2004 and April 27, 2003.

	May 2, 2004	April 27, 2003
Carolina Turkeys	$44.3	$37.3
Agroindustrial del Noroeste (Agroindustrial)	32.2	20.9
Granjas Carroll de Mexico (Granjas)	17.8	19.1
Other	12.4	33.1

Total investments in partnerships	$106.7	$110.4

Other Investments

In February of fiscal 2004, the Company purchased 8,008,294 shares of Campofrío Alimentación S.A. (Campofrío) for approximately $87.9. At May 2, 2004, the value of Campofrío shares was approximately $116.0. The shares, representing 15 percent of Campofrío’s outstanding share capital, were acquired in a privately-negotiated transaction from a single shareholder. Campofrío, primarily a processor of pork and further processed pork products, is based in Spain, operates in Portugal, Russia, Poland, Romania and France, and exports to over 40 countries. Campofrío’s annual sales are approximately €1 billion ($1,250.0)(unaudited). The Company accounts for its investment in Campofrío as available-for-sale securities in accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Derivative Financial Instruments and Hedging Activities

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133), all commodity derivatives are reflected at their fair value and are recorded in current assets and current liabilities in the consolidated balance sheets as of May 2, 2004 and April 27, 2003. Commodity derivative instruments consist primarily of exchange-traded futures and option contracts. In addition to commodity derivatives, the Company will from time to time enter into treasury derivatives. Treasury derivatives are also recorded at fair value with the resultant asset or liability recorded as a current asset or liability with the offset adjusting the carrying value of the underlying treasury instrument or other comprehensive income (loss), as appropriate.

The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are established pursuant to the Company’s risk management policies and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized in earnings each period. Changes in the fair values of derivatives not designated in a hedging relationship are recognized in earnings each period.

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

Advertising Costs

Advertising costs are expensed as incurred, except for certain production costs, which are expensed upon the first airing of the advertisement. Advertising costs for fiscal years 2004, 2003 and 2002 were $55.4, $41.4 and $50.4, respectively.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Costs

Shipping and handling costs are reported as a component of cost of sales in the Company’s consolidated statement of income.

Net Income Per Share

The Company presents dual computations of net income per share. The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options, during the period.

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or the normal operation of long-lived assets, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and can be reasonably estimated. The Company adopted SFAS 143 in the first quarter of fiscal 2004. The adoption of SFAS 143 did not have any impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued FIN 46R, which served to clarify guidance in FIN No. 46 “Consolidation of Variable Interest Entities” and provided additional guidance surrounding the application of FIN 46. The Company adopted and applied the applicable provisions of FIN 46R as of February 2, 2004. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2004 presentations.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3:    Acquisitions and Dispositions

Acquisitions

In October of fiscal 2004, the Company completed the acquisition of substantially all of the assets of Farmland Foods, Inc. (Farmland Foods), the pork production and processing business of Farmland Industries, Inc., for approximately $377.4 in cash, plus the assumption of certain Farmland Foods liabilities. The assumed liabilities include $67.4 of pension obligation, net of associated assets. The Company recorded the fair value of trademarks totaling $100.0. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed was recorded as goodwill totaling $35.2. Had the acquisition of Farmland Foods occurred at the beginning of the preceeding fiscal year, sales, net income and net income per diluted share would have been $10,041.5, $245.8 and $2.20, respectively, for fiscal 2004 (unaudited) and $8,668.2, $57.5 and $.52, respectively, for fiscal 2003 (unaudited).

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition for Farmland Foods. The goodwill resulting from this transaction was assigned to the Pork segment.

Current assets	$217.6
Property, plant and equipment, net	166.2
Goodwill	35.2
Other	100.1

Total assets acquired	519.1

Current liabilities	(73.9)
Other long-term liabilities	(67.8)

Total liabilities assumed	(141.7)

Net assets acquired	$377.4

In September of fiscal 2004, the Company acquired 90% of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) for approximately $54.8 plus assumed debt. Cumberland Gap is a processor of premium-branded smoked hams, sausages and other specialty pork products. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $30.9.

In March of fiscal 2004, the Company acquired a 70% stake in Agrotorvis SRL (Agrotorvis), for approximately €19 million ($23.8). Agrotorvis has hog production and pork processing assets in Romania.

In September of fiscal 2004, the Company acquired Alliance Farms Cooperative Association (Alliance) for approximately $23.1. Alliance is a farrow to nursery operation producing weened pigs that are finished at other company-owned facilities, thereby providing approximately 500,000 market hogs annually.

In November of fiscal 2003, the Company acquired Vall, Inc. (Vall) for $60.7 in cash plus assumed liabilities. Vall, a hog production company with operations in Oklahoma and Texas, produces approximately 340,000 market hogs annually. Had the acquisition of Vall occurred at the beginning of fiscal 2002, there would have been no material effect on sales for fiscal 2003. Net income and net income per diluted share would have been $23.1 and $.21 for fiscal 2003 (unaudited).

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June of fiscal 2003, the Company acquired an 80% interest in Stefano Foods, Inc. (Stefano’s) for $34.6 in cash plus assumed debt and other assumed liabilities. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $23.2.

In October of fiscal 2002, the Company acquired Packerland Holdings, Inc. (Packerland) and its affiliated companies for 6.3 million shares of the Company’s common stock plus assumed debt and other liabilities.

In June of fiscal 2002, the Company acquired Moyer Packing Company (Moyer) for $90.5 in cash plus assumed debt.

Had the acquisitions of Packerland and Moyer occurred at the beginning of the preceding fiscal year, sales, net income and net income per diluted share would have been $7,468.8, $202.5 and $1.78, respectively, for fiscal 2002 (unaudited).

In July of fiscal 2002, the Company acquired substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix) for $31.0 in cash.

Had the acquisitions of Cumberland Gap, Agrotorvis, Alliance, Stefano’s, Vall and Quik-to-Fix occurred at the beginning of the preceding fiscal year, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for such fiscal years.

Dispositions

On April 5, 2004, the Company completed the sale of all of the outstanding stock of Schneider to Maple Leaf Foods Inc. (Maple Leaf) for approximately $279.4, subject to closing adjustments, including the assumption of Schneider’s outstanding debt. Schneider, based in Kitchener, Ontario operates 20 facilities in five Canadian provinces, which produce meat and other food products, including ham, sausage, wieners, bacon, luncheon meats and specialty meats. Schneider’s results of operations and the gain on disposal, financial position and cash flows have been reflected in the consolidated financial statements and notes as discontinued operations.

Sales and income before income taxes of Schneider were $840.3 and $24.4, respectively, for fiscal 2004, $769.1 and $22.7, respectively, for fiscal 2003 and $751.2 and $14.0, respectively, for fiscal 2002.

Summarized assets and liabilities of Schneider as of April 27, 2003 are as follows:

Current assets	$124.0
Property, plant and equipment, net	127.0
Other long-term assets	155.2

Total assets	$406.2

Current portion of long-term debt and capital leases	$14.7
Other current liabilities	65.4

Total current liabilities	80.1

Long-term debt	76.0
Other long term-liabilities	103.6

Total liabilities	$259.7

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4:    Debt

Long-term debt consists of the following:

	May 2, 2004	April 27, 2003
Long-term credit facility, expiring December 2006	$384.0	$560.0
7.75% senior notes, due May 2013	350.0	—
8.00% senior unsecured notes, due October 2009	300.0	300.0
7.625% senior subordinated notes, due February 2008	182.1	182.1
8.52% senior notes, due August 2006	100.0	100.0
8.39% senior note, payable through October 2009	55.0	65.0
Variable rate note (2.33% at May 2, 2004), payable through October 2009	52.5	57.5
8.44% note, payable through October 2009	50.0	50.0
8.25% note, payable through March 2006	30.0	45.0
Variable rate note (3.61% at May 2, 2004), payable through July 2011	24.5	27.0
8.63% note, payable through July 2011	20.4	22.5
8.34% senior notes, paid August 2003	—	40.0
Miscellaneous, interest rates from 1.21% to 12.0%, due May 2004 through May 2043	227.5	169.3
Fair-value derivative instrument adjustment	(6.2)	—

Total debt	1,769.8	1,618.4
Current portion	(76.0)	(99.6)

Total long-term debt	$1,693.8	$1,518.8

Scheduled maturities of long-term debt are as follows:

Fiscal Year
2005	$76.0
2006	90.9
2007	601.7
2008	212.5
2009	33.6
Thereafter	755.1

Total debt	$1,769.8

The Company expects to use availability under its long-term revolving credit facility, operating leases and internally generated funds for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

In October 2003, the Company entered into a 364-day bridge loan and security agreement (the Bridge Loan) with Goldman Sachs Credit Partners L.P. for $300.0. The proceeds from the Bridge Loan were used to finance the acquisition of Farmland Foods (See Note 3). The initial interest rate on the Bridge Loan was LIBOR plus 5.0%. During the fourth quarter of fiscal 2004, the interest rate increased to LIBOR plus 6.0% for the remainder of the term. The Bridge Loan was repaid in April 2004 with the proceeds from the sale of Schneider (See Note 3). In fiscal 2004, the Company recorded fees and interest expense totaling $14.0 related to the Bridge Loan.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, the Company issued $350.0 of ten-year, 7.75% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the revolving credit facility.

In April 2003, the Company amended its long-term revolving credit facility to increase the line from $750.0 to $900.0. The credit facility expires December 2006. Borrowings under the facility are prepayable and bear interest, at the Company’s option, at variable rates based on margins over the Federal Funds rate or LIBOR. The margin is a function of the Company’s leverage. Under the April 2003 amendment, the credit facility is subject to a borrowing base limitation based on eligible U.S. inventory and receivables.

In October 2001, the Company issued $300.0 of eight-year, 8.0% senior unsecured notes. The net proceeds were used to repay indebtedness under the Company’s revolving credit facility.

In the first quarter of fiscal 2002, a new credit facility was put in place at Animex Sp. z o.o. (Animex), the Company’s Polish meat operation. This facility provides for up to $100.0 of financing ($70.0 of which constitutes a term loan), which was used to replace numerous short-term and long-term borrowings from local, Polish lenders. The facility, which expires in fiscal 2007, is secured by substantially all of Animex’s assets and is guaranteed by the Company.

The Company has aggregate credit facilities totaling $938.5. As of May 2, 2004, the Company had unused capacity under these credit facilities of $439.8. These facilities are generally at prevailing market rates. The Company pays commitment fees on the unused portion of the facilities.

Average borrowings under credit facilities were $428.2, $467.4 and $322.6 in fiscal 2004, 2003 and 2002, respectively at average interest rates of approximately 3.5%, 3.3% and 4.3%, respectively. Maximum borrowings were $641.5, $625.0 and $512.2 in fiscal 2004, 2003 and 2002, respectively. Total outstanding borrowings were $406.9 and $585.3 with average interest rates of 3.3% and 3.4% as of May 2, 2004 and April 27, 2003, respectively. In addition, the Company had $91.8 of outstanding letters of credit at May 2, 2004.

The senior subordinated notes and the senior unsecured notes are unsecured. The senior secured notes are secured by certain of the Company’s major processing plants and hog farm facilities.

The Company’s various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, current ratio, fixed charges, capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets, and payments of dividends to shareholders. As of May 2, 2004, the Company was in compliance with all debt covenants.

In the last half of fiscal 2003, some of the covenants in the Company’s agreements were amended. The covenants in the Company’s $900.0 revolving credit facility were amended to indefinitely suspend the leverage ratio, reduce the interest coverage ratio, impose a borrowing base limitation and require certain minimum liquidity levels when the Company is acquiring other businesses. The Company has the right to elect out of the borrowing base requirement, in which case the suspended and reduced covenants will be reinstated. The covenants in the Company’s senior secured notes were amended to suspend certain leverage ratios through July 2005, potentially increase interest charges during this suspension period, reduce the fixed charge coverage ratio, increase the minimum working capital requirement, establish maintenance of debt to total capitalization ratios and require certain minimum liquidity levels when the Company is acquiring other businesses. Beginning in August 2005, the Company will be required to maintain certain financial covenants at their original levels (fixed charges coverage, as defined, of greater than or equal to 1.50 to 1; consolidated funded debt to EBITDA, as defined, of less than or equal to 4.00 to 1; and consolidated senior funded debt to EBITDA, as defined, of less than or equal to 3.20 to 1).

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5:    Income Taxes

Income tax consists of the following:

	2004	2003	2002
Current tax expense:
Federal	$58.4	$15.0	$95.8
State	9.2	4.8	11.1
Foreign	(0.1)	2.5	4.3

	67.5	22.3	111.2

Deferred tax expense (benefit):
Federal	18.0	(13.5)	2.3
State	(0.2)	(4.2)	1.1
Foreign	(1.2)	—	1.2

	16.6	(17.7)	4.6

Total income taxes	$84.1	$4.6	$115.8

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	2004	2003	2002
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	3.9	2.4
Taxes on foreign income which differ from the statutory U.S. federal rate	1.5	28.3	2.3
Export benefit	(3.3)	(49.9)	(3.0)
Other	(0.9)	10.6	1.4

	34.1%	27.9%	38.1%

The tax effects of temporary differences consist of the following:

	May 2, 2004	April 27, 2003
Deferred tax assets:
Pension liabilities	$26.6	$36.6
Employee benefits	39.2	12.3
Tax credits, carryforwards and net operating losses	22.8	21.3
Accrued expenses	27.6	16.9
Other	5.0	8.8

	$121.2	$95.9

Deferred tax liabilities:
Property, plant and equipment	$182.7	$134.1
Accounting method change	84.0	98.9
Investments in subsidiaries	89.5	64.0
Intangible assets and other	3.2	—

	$359.4	$297.0

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of May 2, 2004 and April 27, 2003, the Company had $15.6 and $14.5, respectively, of net current deferred tax assets included in prepaid expenses and other current assets. The Company had a valuation allowance of $27.3 and $30.0 related to income tax assets as of May 2, 2004 and April 27, 2003, respectively, primarily the result of losses in foreign jurisdictions for which no tax benefit was recognized.

The tax credits, carryforwards and net operating losses expire from fiscal 2005 to 2024.

As of May 2, 2004, foreign subsidiary net earnings of $27.3 were considered permanently reinvested in those businesses. Accordingly, federal income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

Note 6:    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	May 2, 2004	April 27, 2003
Payroll and related benefits	$143.6	$102.0
Self-insurance reserves	48.5	40.7
Other	209.2	135.4

Total accrued expenses and other current liabilities	$401.3	$278.1

Note 7:    Shareholders’ Equity

Share Repurchase Program

The board of directors has authorized the repurchase of up to 18,000,000 shares of the Company’s common stock. During fiscal 2004, the Company did not repurchase any of its shares of common stock. The Company repurchased 949,600 and 4,636,300 shares in fiscal 2003 and 2002, respectively. As of May 2, 2004, the Company has 1,203,430 additional shares remaining under the authorization.

Exchangeable Shares

Included in common stock as of April 27, 2003 are 542,750 exchangeable shares. The exchangeable shares were issued in connection with the acquisition of Schneider. These shares were exchanged on a one-for-one basis by the holder into the Company’s common stock at the time of the Schneider disposition on April 5, 2004.

Preferred Stock

The Company has 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.

Stock Options

The Company’s 1992 Stock Option Plan and its 1998 Stock Incentive Plan (collectively, the incentive plans) provide for the issuance of nonstatutory stock options to management and other key employees. Options were granted for periods not exceeding 10 years and exercisable five years after the date of grant at an exercise price

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of not less than 100% of the fair market value of the common stock on the date of grant. There are 11,000,000 shares reserved under the incentive plans. As of May 2, 2004, there were 3,473,000 shares available for grant under the incentive plans.

The following is a summary of stock option transactions for fiscal years 2002 through 2004:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 29, 2001	4,202,000	$10.46
Granted	1,845,000	18.99
Exercised	(341,000)	6.66
Canceled	(20,000)	13.22

Outstanding at April 28, 2002	5,686,000	13.45
Granted	140,000	21.00
Exercised	(112,600)	5.85
Canceled	(80,000)	13.22

Outstanding at April 27, 2003	5,633,400	13.79
Granted	—	—
Exercised	(1,517,400)	8.42
Canceled	—	—

Outstanding at May 2, 2004	4,116,000	$15.77

The following table summarizes information about stock options outstanding as of May 2, 2004:

		Weighted Average Remaining Contractual Life (Years)		Options Exercisable
Range of Exercise Price	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.81 to $ 9.39	276,000	2.8	$7.43	226,000	$7.04
13.12 to 13.87	1,745,000	5.3	13.28	505,000	13.44
14.59 to 16.34	110,000	4.2	15.37	110,000	15.37
18.20 to 19.82	1,445,000	7.1	18.45	—	—
20.02 to 21.84	540,000	7.3	20.95	—	—

$ 6.81 to $ 21.84	4,116,000	6.0	$15.77	841,000	$11.97

On April 29, 2002, the Company adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which is in compliance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to SFAS No. 123”, issued December 2002, to account for the Company’s stock option plans. The Company records compensation expense for stock options granted subsequent to April 28, 2002 based on the fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. The impact of recording compensation expense for stock options granted was $0.2 or less than one cent per diluted share in both fiscal 2004 and 2003. No stock options were granted in fiscal 2004. The weighted average fair values of the option shares granted in fiscal 2003 was $7.76 per share. The expected option life, risk-free interest rate and the expected annual volatility and dividend yield used to calculate the value of the option shares granted in fiscal 2003 was 8.0 years, 4.3%, 3.5% and 0.0%, respectively.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2004	2003	2002
Net income, as reported	$227.1	$26.3	$196.9
Pro forma net income	223.8	22.6	193.9
Net income per share, as reported:
Basic	$2.06	$.24	$1.82
Diluted	2.03	.24	1.78
Pro forma net income per share:
Basic	$2.06	$.21	$1.79
Diluted	2.03	.21	1.76

Weighted average fair values of option shares granted			$9.00
Expected option life			7.0 years
Risk-free interest rate			5.1%
Expected annual volatility			35.0%
Dividend yield			0.0%

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

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss

The table below summarizes the components of accumulated other comprehensive loss, net of tax, as of May 2, 2004 and April 27, 2003.

	2004	2003
Minimum pension liability	$(41.4)	$(106.8)
Foreign currency translation	(0.5)	10.2
Hedge accounting	1.7	3.6
Unrealized gain on securities	18.3	—

Accumulated other comprehensive loss	$(21.9)	$(93.0)

Note 8:    Derivative Financial Instruments

The Company’s meat processing and hog production operations use various raw materials, primarily live hogs, live cattle, corn and soybean meal, which are actively traded on commodity exchanges. The Company hedges these commodities when management determines conditions are appropriate to mitigate these price risks. While this hedging may limit the Company’s ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. The Company attempts to closely match the commodity contract terms with the hedged item. The Company also enters into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and periodically enters into foreign exchange forward contracts to hedge certain of its foreign currency exposure.

Cash Flow Hedges

The Company utilizes derivatives (primarily futures contracts) to manage its exposure to the variability in expected future cash flows attributable to commodity price risk associated with forecasted purchases and sales of live hogs, live cattle, corn and soybean meal. These derivatives have been designated as cash flow hedges.

Derivative gains or losses from these cash flow hedges are deferred in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged forecasted purchases or sales affect earnings. To match the underlying transaction being hedged, derivative gains or losses associated with anticipated purchases are recognized in cost of sales and amounts associated with anticipated sales are recognized in sales in the consolidated statement of income. Ineffectiveness related to the Company’s cash flow hedges was not material in fiscal 2004, 2003 or 2002. There were no derivative gains or losses excluded from the assessment of hedge effectiveness and no hedges were discontinued during fiscal 2004, 2003 or 2002 as a result of it becoming probable that the forecasted transaction would not occur.

Fair Value Hedges

The Company’s commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designated as fair value hedges. These derivatives are designated as hedges of firm commitments to buy live hogs, live cattle, corn and soybean meal and hedges of live hog inventory. Derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Gains and losses related to hedges of firm commitments are recognized in cost of sales in the consolidated statement of income. Ineffectiveness related to the Company’s fair value hedges was not material in fiscal 2004, 2003 or 2002. There were no derivative gains or losses excluded from the assessment of hedge effectiveness during fiscal 2004, 2003 or 2002.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency and Interest Rate Derivatives

In accordance with the Company’s risk management policy, certain foreign currency and interest rate derivatives were executed in fiscal 2004 and 2003. These derivative instruments were primarily recorded as cash flow hedges or fair value hedges, as appropriate, and were not material to the results of operations.

The following table provides the fair value of the Company’s open derivative financial instruments as of May 2, 2004 and April 27, 2003.

	2004	2003
Livestock	$(64.8)	$(0.1)
Grains	6.3	0.1
Interest rates	(6.2)	(0.9)
Foreign currency	(1.2)	(1.8)

As of May 2, 2004, no commodity futures contracts exceed twelve months. As of May 2, 2004, the weighted average maturity of the Company’s interest rate and foreign currency financial instruments is thirty-two months, with maximum maturities of sixty-six and eleven months, respectively. The Company believes the risk of default or nonperformance on contracts with counterparties is not significant.

The Company determines the fair value of public debt using quoted market prices and values all other debt using discounted cash flow techniques at estimated market prices for similar issues. As of May 2, 2004 and April 27, 2003, the fair value of long-term debt, based on the market value of debt with similar maturities and covenants, was approximately $1,903.0 and $1,677.9, respectively.

Note 9:    Pension and Other Retirement Plans

The Company provides the majority of its U.S. employees with pension benefits. Salaried employees are provided benefits based on years of service and average salary levels. Hourly employees are provided benefits of stated amounts for each year of service.

The Company provides health care and life insurance benefits for certain retired employees. These plans are unfunded and generally pay covered costs reduced by retiree premium contributions, co-payments and deductibles. The Company retains the right to modify or eliminate these benefits.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the aforementioned plans to the net amounts measured and recognized in the consolidated balance sheets.

	Pension Benefits		Postretirement Benefits
	May 2, 2004	April 27, 2003	May 2, 2004	April 27, 2003
Change in benefit obligation:
Benefit obligation at beginning of year	$387.2	$300.2	$14.4	$9.4
Service cost	17.2	8.7	0.4	0.4
Interest cost	39.1	22.4	0.9	0.9
Acquisitions	486.1	—	—	—
Plan amendment	—	—	(1.4)	—
Employee contributions	1.3	—	—	—
Benefits paid	(34.2)	(20.2)	(0.7)	(0.9)
Foreign currency changes	—	—	(0.2)	(0.1)
Actuarial loss (gain)	13.4	76.1	(0.5)	4.7

Benefit obligation at end of year	$910.1	$387.2	$12.9	$14.4

Change in plan assets:
Fair value of plan assets at beginning of year	226.5	252.1	—	—
Actual return on plan assets	72.3	(21.1)	—	—
Acquisition	418.7	—	—	—
Employer and employee contributions	15.9	15.7	0.7	0.9
Benefits paid	(34.2)	(20.2)	(0.7)	(0.9)

Fair value of plan assets at end of year	$699.2	$226.5	$—	$—

Reconciliation of accrued costs:
Funded status	$(210.9)	$(160.7)	$(12.9)	$(14.4)
Unrecognized actuarial loss	86.8	120.2	—	3.0
Unrecognized prior service cost	9.1	10.3	—	(0.8)

Accrued cost at end of year	$(115.0)	$(30.2)	$(12.9)	$(12.2)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$0.1	$2.2	$—	$—
Accrued benefit liability	(192.1)	(136.6)	(12.9)	(12.2)
Intangible asset	9.0	10.3	—	—
Minimum pension liability	68.0	93.9	—	—

Net amount recognized at end of year	$(115.0)	$(30.2)	$(12.9)	$(12.2)

The accumulated benefit obligations for all defined benefit pension plans was $856.5 and $360.9, respectively, as of May 2, 2004 and April 27, 2003. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $910.1, $856.5 and $699.2, respectively, as of May 2, 2004 and $387.2, $360.9 and $226.5, respectively, as of April 27, 2003. As of May 2, 2004 and April 27, 2003, the amount of Company stock included in plan assets was 2,900,840 shares and 2,400,840 shares with market values of $77.2 and $45.2, respectively.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of calculating the expected return on pension plan assets, a market-related value is used. Market-related value is equal to fair value except for gains and losses on equity investments, which are amortized into market-related value on a straight-line basis over five years. The following table presents the components of the net periodic pension and postretirement benefit costs for the periods indicated.

	Pension Cost			Postretirement Cost
	2004	2003	2002	2004	2003	2002
Components of net periodic cost:
Service cost	$17.2	$8.7	$7.7	$0.4	$0.4	$0.2
Interest cost	39.1	22.4	21.4	0.9	0.9	0.7
Expected return on plan assets	(36.5)	(22.5)	(21.3)	—	—	—
Net amortization	12.3	2.0	0.9	0.1	0.1	(0.3)

Net periodic cost	$32.1	$10.6	$8.7	$1.4	$1.4	$0.6

Weighted-average assumptions used to determine net benefit cost were:
Discount rate	6.25%	6.40%	7.50%	6.25%	6.40%	7.50%
Expected return on plan assets	8.50%	8.50%	9.00%	—	—	—
Rate of compensation increase	4.10%	4.50%	4.50%	—	—	—

In determining the accumulated postretirement benefit obligations in fiscal 2004, the assumed annual rate of increase in per capita cost of covered health care benefits was 12.0% and decreased by 0.5% each year until leveling at 5.5%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trends would have the following effect:

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$0.7	$(0.6)

Pension plan assets are invested primarily in equities, debt securities, insurance contracts, real estate and alternatives. The Company’s investment policy for the pension plans is to balance risk and return through a diversified portfolio of high-quality equity and fixed income securities. Equity targets for the pension plans are as indicated in the tables below. Maturity for fixed income securities is managed such that sufficient liquidity exists to meet near-term benefit payment obligations. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the Company’s Pension Investment Committee. The weighted-average return on assets assumption is based on historical performance for the types of assets in which the plan invests.

The Company’s pension plan assets allocations are as follows:

	May 2, 2004	April 27, 2003	Target Range
Asset Category
Equity securities	58%	60%	51-64%
Debt securities	35	40	25-46
Real estate	5	—	—
Alternative assets	2	—	—

Total	100%	100%

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s funding policy is to contribute the minimum amount required under government regulations. Employer contributions to the pension plans are expected to be $33.5 for the fiscal year ending May 1, 2005.

The Company sponsors defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. The Company’s contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $5.7, $5.4 and $2.6 for fiscal 2004, 2003 and 2002, respectively.

Note 10:    Lease Obligations and Commitments

The Company leases facilities and equipment under non-cancelable operating leases. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $52.0, $38.4 and $36.5 in fiscal 2004, 2003 and 2002, respectively. Rental expense in fiscal 2004, 2003 and 2002 included $0.3, $0.2 and $0.3 of contingent maintenance fees, respectively. Future rental commitments under non-cancelable operating leases as of May 2, 2004 are as follows:

Fiscal Year
2005	$43.2
2006	37.3
2007	34.0
2008	27.4
2009	17.0
Thereafter	46.3

$205.2

Future minimum lease payments under capital leases are as follows:

Fiscal Year
2005	$2.3
2006	0.9
2007	0.8
2008	0.8
2009	0.8
Thereafter	1.0

6.6
Less amounts representing interest	(1.6)

Present value of net minimum obligations	5.0
Less current portion	(2.0)

Long-term capital lease obligations	$3.0

As of May 2, 2004, the Company had approved capital expenditure commitments of $138.7 for processed meats expansion and production efficiency projects.

The Company has agreements, expiring from fiscal 2005 through 2013, to use cold storage warehouses owned by partnerships, 50% of which are owned by the Company. The Company has agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In fiscal 2004,

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 and 2002, the Company paid $10.6, $12.1 and $8.8, respectively, in fees for use of the facilities. As of May 2, 2004 and April 27, 2003, the Company had investments of $1.5 and $0.7, respectively, in the partnerships.

The Company has purchase commitments with certain hog and cattle producers that obligate the Company to purchase all the hogs and cattle that these producers deliver. Other arrangements obligate the Company to purchase a fixed amount of hogs and cattle. The Company also uses independent farmers and their facilities to raise hogs produced from the Company’s breeding stock in exchange for a performance-based service fee payable upon delivery. The Company estimates the future obligations under these commitments based on commodity livestock futures prices, expected quantities delivered and anticipated performance to be $730.8, $465.7, $426.1, $447.7 and $402.3 for fiscal 2005 to 2009, respectively. As of May 2, 2004, the Company is also committed to purchase $155.5 under forward grain contracts payable in fiscal 2005.

The Company also guarantees the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: $66.0 of debt borrowed by one of the Company’s Mexican joint ventures, Agroindustrial del Noroeste; up to $6.0 of loans obtained by strategically important farmers under contract to the HPG; up to $3.5 of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas Carroll de Mexico; and $1.3 with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A.

Note 11:    Related Party Transactions

A director of the Company holds an ownership interest in Murfam Enterprises, LLC (Murfam) and DM Farms, LLC. These entities own farms that produce hogs under contract to the Company. Murfam also produces and sells feed ingredients to the Company. In fiscal 2004, 2003 and 2002, the Company paid $23.6, $23.5 and $24.3, respectively, to these entities for the production of hogs and feed ingredients. In fiscal 2004, 2003 and 2002, the Company was paid $18.5, $16.2 and $16.5, respectively, by these entities for associated farm and other support costs. The Company believes that the terms of the arrangements are at prevailing market prices.

In addition, members of the director’s immediate family hold ownership interests in Arrowhead Farms, Inc., Enviro-Tech Farms, Inc., Golden Farms, Inc., Lisbon 1 Farm, Inc., Murphy-Honour Farms, Inc., PSM Associates, Pure Country Farms, LLC, Stantonsburg Farm, Inc. and Webber Farms, Inc. These entities own farms that either produce and sell hogs to the Company or produce and sell feed ingredients to the Company. In fiscal 2004, 2003 and 2002, the Company paid $17.4, $16.4 and $15.7, respectively, to these entities for the production of hogs and feed ingredients. In fiscal 2004, 2003 and 2002, the Company was paid $2.1, $2.4 and $2.3, respectively, by these entities for associated farm and other support costs. The Company believes that the terms of the arrangements are at prevailing market prices.

An executive officer of the Company (the chief executive officer of the HPG segment) holds an ownership interest in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the HPG. In fiscal 2004 and 2003, the Company paid $6.6 and $5.5, respectively, to JCT for the production of hogs. In fiscal 2004 and 2003, the Company was paid $3.3 and $2.5, respectively, from JCT for reimbursement of associated farm and other support costs. The Company had provided working capital advances to JCT under the terms of a $6.0 revolving demand promissory note. In fiscal 2003, the Company provided an additional $7.7 of financing to JCT for the acquisition of hog production facilities. As of May 2, 2004, JCT has repaid all advances from the Company. Total capital advances of $11.7 were outstanding as of April 27, 2003.

Note 12:    Gain on the Sale of IBP, inc. Common Stock

In fiscal 2002, the Company sold 2,913,000 shares of IBP, inc. (IBP) common stock resulting in a pretax gain of $7.0. The after-tax gain on the sales, net of expenses, amounted to $4.2 for fiscal 2002.

Note 13:    Regulation and Litigation

Like other participants in the industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency (EPA) and

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corresponding state agencies, as well as the United States Department of Agriculture, the United States Food and Drug Administration, the United States Occupational Safety and Health Administration and similar agencies in foreign countries. Management believes that the Company presently is in compliance with all these laws and regulations in all material respects and that continued compliance with these laws and regulations will not have a material adverse effect on the Company’s financial position or results of operations.

In February 2003, the EPA promulgated regulations under the Clean Water Act governing confined animal feeding operations (CAFOs). Among other things, these regulations impose obligations on CAFOs to manage animal waste in ways intended to reduce the impact on water quality. These new regulations have been challenged by both industry and environmental groups. Similarly, the State of North Carolina Department of Environment and Natural Resources (NCDENR) announced in July 2002 the issuance of general permits intended to protect state waters from impacts of large animal feeding operations. Environmental groups have initiated proceedings challenging the NCDENR’s action, and the Company has intervened. Although compliance with the federal regulations or state permits will require some changes to the Company’s hog production operations resulting in additional costs to these operations, the Company does not believe that compliance with federal regulations or state permits as promulgated will have a material adverse effect on the Company’s hog production operations. However, there can be no assurance that pending challenges to the regulations or permits will not result in changes to those regulations or permits that may have a material adverse effect on the Company’s financial position or annual results of operations.

The EPA is also focusing on the possible need to regulate air emissions from animal feeding operations. During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at the EPA’s request to assist the EPA in making that determination. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations may not have a material adverse effect on the Company’s financial position or annual results of operations.

The Company from time to time receives notices from regulatory authorities and others asserting that it is not in compliance with such laws and regulations. In some instances, litigation ensues, including the matters discussed below. Although certain of the suits below remain pending and relief, if granted, would be costly, the Company believes that their ultimate resolution will not have a material adverse effect on the Company’s financial position or annual results of operations. In addition to the proceedings described below, the Company is currently party to various items of litigation or arbitration, none of which are reasonably expected by the Company to have a material adverse effect on its financial position, results of operations or cash flows.

The Water Keeper Alliance Inc. Litigation

The Water Keeper Alliance, an environmental activist group from the State of New York, has filed or caused to be filed a series of lawsuits against the Company and its subsidiaries and properties. Some of those suits were resolved in the Company’s favor during fiscal years 2004 and 2003. The suits that remain pending are as described below.

In February 2001, the Water Keeper Alliance, Thomas E. Jones, d/b/a Neuse Riverkeeper and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against the Company, one of the Company’s subsidiaries and two of that subsidiary’s hog production facilities in North Carolina, referred to as the “Citizens Suits”. The Citizens Suits allege, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits seek litigation costs, injunctive relief and substantial civil penalties. The Company’s and its subsidiary’s

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

motions to dismiss were denied and discovery is proceeding in these cases. These cases are not currently set for trial. The Company has investigated the allegations made in the Citizens Suits and believes that the outcome of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

The Company has also received notices and other communications from several organizations, including the Water Keeper Alliance, of their intent to file additional lawsuits against the Company under various federal environmental statutes regulating water quality, air quality, management of solid waste and other common law theories. These threatened lawsuits may seek civil penalties, injunctive relief, remediation costs and other damages. However, the Company does not know whether any of these threatened lawsuits will be filed. The Company believes that all of the litigation and threatened litigation described above represents the agenda of special advocacy groups including the Water Keeper Alliance. The plaintiffs in these cases have criticized federal and state environmental agencies for purportedly declining to bring any of these suits.

IBP Litigation

In February 2003, the United States Department of Justice, Antitrust Division (DOJ), filed suit against the Company alleging that it had violated the Hart-Scott-Rodino Act in connection with its acquisition of IBP stock during the calendar years 1998, 1999 and 2000. In the suit, DOJ alleges that the Company should have filed a premerger notification and report form with respect to these acquisitions and seeks a civil penalty of approximately $5.5 as a result. The suit was filed in federal court in the United States District Court for the District of Columbia (the District Court). The Company moved to dismiss the case on the grounds that the District Court does not have jurisdiction over the Company. The Company is awaiting a decision on its motion. The Company believes that it has complied with all applicable laws and intends to defend this suit vigorously, although there can be no assurance that the Company will be successful.

State of Iowa Legislation

In calendar year 2000 and again in 2002, an Iowa statute was amended, among other things, to prohibit meat processors from directly or indirectly contracting to raise hogs in Iowa and from providing financing to Iowa hog producers. On January 22, 2003, the Company prevailed in an action in the United States District Court for the Southern District of Iowa, Central Division (the District Court), which declared the Iowa legislation unconstitutional. The State of Iowa appealed that decision to the United States Court of Appeals for the Eighth Circuit (the Court of Appeals). While the appeal was pending and in an effort to address the constitutionality of the statute, the Iowa state legislature amended it again on May 9, 2003. On May 21, 2004, the Court of Appeals vacated the decision and sent the case back to the District Court for consideration of the constitutionality of the statute in light of the May 9, 2003 amendment. The Company intends to continue to challenge vigorously the constitutionality of the amended Iowa statute, although there can be no assurance that the Company will again be successful. If the Company’s challenge is unsuccessful, the Company believes that the most recent amendment provides that the Company has until June 30, 2006 to comply with the amended statute. Such legislation and the possible application of legislation may have a material adverse impact on the Company’s operations, which are substantially integrated. In addition, there can be no assurance that the statute will not be further amended by the Iowa state legislature or that similar statutes will not be enacted by other state legislatures.

Pennexx Litigation

The Company was a party to a credit agreement and related security documents with Pennexx Foods, Inc. (Pennexx), a Philadelphia-based producer of pre-priced, pre-packaged case-ready products. In June 2003, due to Pennexx’s failure to pay amounts due to the Company under the credit agreement, and pursuant to the terms of a Forbearance and Peaceful Possession Agreement (Forbearance Agreement) between the Company and Pennexx

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as approved by the United States District Court for the Eastern District of Pennsylvania (the District Court), the Company took possession of substantially all of Pennexx’s assets and began operating those assets under the name Showcase Foods, Inc. (Showcase) as part of the Beef segment. On July 24, 2003, a putative class action complaint was filed on behalf of shareholders of Pennexx in the District Court against Pennexx, its directors (including two of the Company’s officers that were former directors of Pennexx) and the Company. The complaint alleges violations of federal securities laws and state common law and seeks unspecified compensatory damages in connection with the Company’s foreclosure on Pennexx’s assets. On December 3, 2003, Pennexx filed a cross-claim in the securities action against the Company and the Company’s officers that formerly served as directors of Pennexx. The cross-claim alleges, among other things, fraud, breach of fiduciary duty and tortious interference with contractual relations, and seeks damages in excess of $226.

On December 12, 2003, the Company filed a motion to dismiss the cross-claim as barred by the Forbearance Agreement. In addition, the Company served counsel for Pennexx on December 22, 2003 with a motion for sanctions for filing the cross-claim in light of the terms of the Forbearance Agreement. Also on December 22, 2003, shareholders of Pennexx in the putative class action amended the allegations of breach of fiduciary duty in their complaint. On January 21, 2004, the Company filed a motion to dismiss the shareholders’ putative class action suit. Oral argument and additional briefing on the Company’s motions to dismiss both suits are complete. The District Court’s rulings on the motions to dismiss are pending. The Company believes that the allegations in the securities action, including the cross-claim filed by Pennexx, are completely unfounded and intends to defend the lawsuits vigorously.

Despite the Company’s efforts to build a viable business at this facility, Showcase Foods has continued to incur operating losses and the Company has decided to cease operations there. The Company expects to record pre-tax charges of $6 to $8 during the first half of fiscal 2005 in connection with the closing of the facility.

Note 14:    Reporting Segments

The Company conducts its business through four reporting segments, Pork, Beef, HPG and Other, each of which is comprised of a number of subsidiaries. Prior to 2004, the Company had an International segment which, following the sale of Schneider, was replaced by the Other segment.

The Pork segment includes the Company’s operations that process, package, market and distribute fresh pork and processed meats to retail, foodservice and export channels. Similarly, the Beef segment includes the Company’s operations that process, package, market and distribute beef to the same channels. The HPG segment supplies raw materials (live hogs) primarily to the Pork segment and, to a lesser degree, the Other segment, as well as to other outside operations. The Company’s Other segment is comprised of the remaining international meat processing operations together with the Company’s turkey processing and production operations.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about the results of operations and the assets of the Company’s reportable segments for the fiscal years ended May 2, 2004, April 27, 2003 and April 28, 2002. The information contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate income taxes to segments. Segment assets exclude intersegment account balances as the Company believes that inclusion would be misleading or not meaningful. Management believes all intersegment sales are at prices that approximate market.

	2004	2003	2002
Segment Profit Information
Sales:
Segment sales -
Pork	$5,856.4	$4,183.1	$4,434.5
Beef	2,391.6	2,165.2	1,286.1
HPG	1,441.3	1,059.8	1,265.3
Other	780.4	637.2	609.1

Total segment sales	10,469.7	8,045.3	7,595.0

Intersegment sales -
Pork	$(35.6)	$(27.8)	$(1.5)
Beef	(21.1)	(12.3)	(8.2)
HPG	(1,118.3)	(841.9)	(956.2)
Other	(27.7)	(27.9)	(24.2)

Total intersegment sales	(1,202.7)	(909.9)	(990.1)

Consolidated sales	$9,267.0	$7,135.4	$6,604.9

Depreciation and amortization:
Pork	$81.1	$71.9	$64.1
Beef	18.7	18.1	11.6
HPG	47.8	45.2	39.3
Other	18.5	16.0	12.9
Corporate	9.0	7.0	6.4

Consolidated depreciation and amortization	$175.1	$158.2	$134.3

Interest expense:
Pork	$33.9	$27.6	$29.7
Beef	9.9	9.2	4.7
HPG	38.0	27.1	17.2
Other	10.7	12.2	13.6
Corporate	28.8	11.7	23.6

Consolidated interest expense	$121.3	$87.8	$88.8

Operating profit:
Pork	$208.6	$178.1	$148.0
Beef	82.6	77.4	10.0
HPG	125.7	(108.4)	266.6
Other	22.5	16.3	20.7
Corporate	(71.3)	(59.1)	(59.7)

Consolidated operating profit	$368.1	$104.3	$385.6

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2003	2002
Assets:
Pork	$1,633.6	$1,164.7	$1,079.9
Beef	549.1	537.7	476.9
HPG	1482.1	1,423.8	1,343.7
Other, including discontinued operations	602.1	892.6	801.6
Corporate	546.8	191.8	170.6

Consolidated assets	$4,813.7	$4,210.6	$3,872.7

Capital expenditures:
Pork	$67.5	$91.8	$84.8
Beef	9.8	7.4	9.4
HPG	38.5	42.6	37.8
Other	20.5	18.9	21.9
Corporate	15.1	11.3	2.9

Consolidated capital expenditures	$151.4	$172.0	$156.8

The following table shows the change in the carrying amount of goodwill by reportable segment for the fiscal years ended May 2, 2004 and April 27, 2003:

	Pork	Beef	HPG	Other	Total
Balance, April 28, 2002	$20.1	$117.1	$153.6	$99.2	$390.0
Goodwill from acquisitions during the year	24.4	5.0	—	—	29.4
Other goodwill adjustments(1)	1.1	(4.3)	0.7	2.8	0.3

Balance, April 27, 2003	45.6	117.8	154.3	102.0	419.7
Goodwill from acquisitions during the year	55.3	—	12.4	0.2	67.9
Other goodwill adjustments(1)	(1.2)	0.4	(1.3)	14.3	12.2

Balance, May 2, 2004	$99.7	$118.2	$165.4	$116.5	$499.8

(1)	Other goodwill adjustments include deferred tax, foreign currency translation and purchase price adjustments.

The following table presents the Company’s sales and long-lived assets attributed to operations by geographic area.

	2004	2003	2002
Sales:
North America	$8,629.2	$6,626.5	$6,120.7
Europe	637.8	508.9	484.2

Total sales	$9,267.0	$7,135.4	$6,604.9

Long-lived assets:
North America	$2,516.2	$2,311.6	$2,134.2
Europe	273.9	248.5	218.1

Total long-lived assets	$2,790.1	$2,560.1	$2,352.3

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15:    Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth	Fiscal Year
Fiscal 2004
Sales(1)	$1,981.6	$2,059.7	$2,703.7	$2,522.0	$9,267.0
Gross profit(1)	175.9	202.2	268.2	292.6	938.9
Income from continuing operations	17.6	31.9	42.1	71.1	162.7
Income from discontinued operations, net of tax	4.5	4.3	4.0	51.6	64.4
Net income	22.1	36.2	46.1	122.7	227.1
Net income per common share(2)
Basic:
Continuing	$.16	$.29	$.38	$.64	$1.48
Discontinued	.04	.04	.04	.47	.58

Net income per basic common share	$.20	$.33	$.42	$1.11	$2.06

Diluted:
Continuing	$.16	$.29	$.38	$.63	$1.46
Discontinued	.04	.04	.03	.46	.57

Net income per diluted common share	$.20	$.33	$.41	$1.09	$2.03

	First	Second	Third	Fourth	Fiscal Year
Fiscal 2003
Sales(1)	$1,802.3	$1,772.5	$1,810.1	$1,750.5	$7,135.4
Gross profit(1)	160.7	148.3	149.8	143.4	602.2
Income from continuing operations	5.0	(0.2)	2.9	4.2	11.9
Income from discontinued operations, net of tax	6.8	4.3	2.4	0.9	14.4
Net income	11.8	4.1	5.3	5.1	26.3
Net income per common share(2)
Basic:
Continuing	$.05	$.00	$.03	$.04	$.11
Discontinued	.06	.04	.02	.01	.13

Net income per basic common share	$.11	$.04	$.05	$.05	$.24

Diluted:
Continuing	$.04	$.00	$.03	$.04	$.11
Discontinued	.06	.04	.02	.01	.13

Net income per diluted common share	$.10	$.04	$.05	$.05	$.24

(1)	Amounts for the first quarter of fiscal 2004 and all of fiscal 2003 have been restated to present only results of continuing operations.
(2)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.