Form 10-Q
period 2004-08-01
SMITHFIELD FOODS INC
filed 2004-09-10
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2004

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

At August 31, 2004, 110,993,459 shares of the Registrant’s Common Stock ($.50 per value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

	13 Weeks Ended
	August 1, 2004	July 27, 2003
	(Unaudited)
Sales	$2,651.7	$1,981.6
Cost of sales	2,393.7	1,805.7

Gross profit	258.0	175.9

Selling, general and administrative expenses	147.2	122.0
Interest expense	27.6	27.5

Income from continuing operations before income taxes	83.2	26.4
Income taxes	28.3	8.8

Income from continuing operations	54.9	17.6
Income from discontinued operations, net of tax	—	4.5

Net income	$54.9	$22.1

Income per share:
Basic:
Continuing operations	$.49	$.16
Discontinued operations	—	.04

Net income	$.49	$.20

Diluted:
Continuing operations	$.49	$.16
Discontinued operations	—	.04

Net income	$.49	$.20

Weighted average shares:
Weighted average basic shares	111.1	109.5
Effect of dilutive stock options	1.2	1.3

Weighted average diluted shares	112.3	110.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	August 1, 2004	May 2, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62.7	$74.3
Accounts receivable, net	552.1	498.2
Inventories	1,348.0	1,328.8
Prepaid expenses and other current assets	138.2	122.3

Total current assets	2,101.0	2,023.6

Property, plant and equipment	2,783.2	2,700.9
Accumulated depreciation	(985.5)	(939.9)

Property, plant and equipment, net	1,797.7	1,761.0

Goodwill	518.2	499.8
Investments	211.2	194.7
Other	291.2	306.5

Total assets	$4,919.3	$4,785.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$36.5	$26.7
Current portion of long-term debt and capital lease obligations	84.6	78.0
Accounts payable	473.4	461.0
Accrued expenses and other current liabilities	352.7	401.3

Total current liabilities	947.2	967.0

Long-term debt and capital lease obligations	1,842.4	1,696.8
Other long-term liabilities	506.5	509.7

Total liabilities	3,296.1	3,173.5

Minority interests	13.7	13.2

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 110,983,459 and 110,978,291 issued and outstanding	55.5	55.5
Additional paid-in capital	494.5	494.5
Retained earnings	1,144.0	1,089.1
Accumulated other comprehensive loss	(84.5)	(40.2)

Total shareholders’ equity	1,609.5	1,598.9

Total liabilities and shareholders’ equity	$4,919.3	$4,785.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	13 Weeks Ended
	August 1, 2004	July 27, 2003
	(Unaudited)
Cash flows from operating activities:
Income from continuing operations	$54.9	$17.6
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	47.5	39.5
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations	(186.8)	(70.0)

Net cash flows from operating activities	(84.4)	(12.9)

Cash flows from investing activities:
Capital expenditures	(35.3)	(29.9)
Business acquisitions, net of cash	(33.6)	(0.6)
Other	(3.2)	(50.7)

Net cash flows from investing activities	(72.1)	(81.2)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	31.8	360.4
Net borrowings (repayments) on revolving credit facility	120.0	(270.0)
Principal payments on long-term debt and capital lease obligations	(6.8)	(8.7)
Other	—	9.6

Net cash flows from financing activities	145.0	91.3

Effect of foreign exchange rate changes on cash	(0.1)	0.4
Net change in cash and cash equivalents	(11.6)	(2.4)
Cash and cash equivalents at beginning of period	74.3	64.8

Cash and cash equivalents at end of period	$62.7	$62.4

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: General

Smithfield Foods, Inc., together with its subsidiaries (the Company), is the largest hog producer and pork processor in the world and the fifth largest beef processor in the United States (U.S.). The Company conducts its business through four reporting segments, Pork, Beef, Hog Production Group (HPG) and Other, each of which is comprised of a number of subsidiaries. Prior to the second quarter of fiscal 2004, the Company had an International segment that, following the sale of Schneider Corporation (Schneider), was replaced by the Other segment.

These statements should be read in conjunction with the Consolidated Financial Statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2004. The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2: Acquisitions and Disposition

In July of fiscal 2005, the Company acquired Jean Caby S.A. (Jean Caby) and related companies for approximately €27.4 million ($33.6 million) plus the assumption of certain liabilities. Jean Caby, established in France in 1919, produces and markets cured and cooked processed meats including deli cooked hams, dry sausages, cocktail sausages and hot dogs. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $13.7 million.

In March of fiscal 2004, the Company acquired a 70% stake in Agrotorvis SRL (Agrotorvis), for approximately €19 million ($23.8 million). Agrotorvis has hog production and pork processing assets in Romania.

In October of fiscal 2004, the Company completed the acquisition of substantially all of the assets of Farmland Foods, Inc. (Farmland Foods), the pork production and processing business of Farmland Industries, Inc., for approximately $377.4 million in cash, plus the assumption of certain Farmland Foods liabilities. The assumed liabilities include a $67.4 million pension obligation, net of associated assets. The Company recorded the fair value of trademarks totaling $100.0 million. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed was recorded as goodwill totaling $35.2 million. Had the acquisition of Farmland Foods occurred at the beginning of the preceeding fiscal year, sales, net income and net income per diluted share would have been $2,366.6 million, $22.8 million and $.21, respectively, for the 13 weeks ended July 27, 2003.

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

Had the acquisitions of Jean Caby, Agrotorvis, Cumberland Gap and Alliance occurred at the beginning of the preceding fiscal year, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for the 13 weeks ended August 1, 2004 or July 27, 2003.

In April of fiscal 2004, the Company completed the sale of all of the outstanding stock of Schneider to Maple Leaf Foods Inc. for approximately $279.4 million, subject to closing adjustments, including the assumption of Schneider’s outstanding debt. Schneider’s results of operations and cash flows have been reflected in the consolidated condensed financial statements and notes as discontinued operations. Sales and income before income taxes of Schneider were $224.6 million and $7.0 million, respectively, for the 13 weeks ended July 27, 2003.

Note 3: Investment in Campofrío

During the fourth quarter of fiscal 2004, the Company purchased 8,008,294 shares of Campofrío Alimentación S.A. (Campofrío) for approximately $87.9 million. This investment represented a 15% ownership interest. The Company did not have the ability to exercise significant influence over the management of Campofrío and, therefore, the investment was carried as available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

In the second quarter of fiscal 2005, in two separate transactions, the Company purchased a total of 3,787,265 additional shares of Campofrío for approximately $48.8 million. The Company currently holds 11,795,559 shares, or 22% of the outstanding shares of Campofrío. In accordance with Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), the Company determined that it had the ability to exercise significant influence over the operations of Campofrío and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in the first quarter of fiscal 2005. As required by APB 18, the Company evaluated whether the investment and results of operations for the prior periods presented were material so as to warrant retroactive adjustment. The Company determined that the change was immaterial to the consolidated results of operations and has not restated its fiscal 2004 consolidated statement of income to reflect the application of the equity method. The Company determined that the change was material to the consolidated balance sheet and has, therefore, reclassified $116.1 million of marketable equity securities from other long-term assets to investments and $18.3 million of gains on marketable securities (net of $9.8 million of deferred tax liabilities) from accumulated other comprehensive loss to investments in partnerships on its May 2, 2004 consolidated balance sheet to reflect the application of the equity method.

Note 4: Inventories

Inventories consist of the following:

(In millions)	August 1, 2004	May 2, 2004
Fresh and processed meats	$563.9	$532.7
Live hogs	521.3	504.3
Live cattle	105.0	100.2
Manufacturing supplies	59.0	58.9
Other	98.6	76.8
Fair value derivative instrument adjustment	0.2	55.9

Total inventories	$1,348.0	$1,328.8

Note 5: Debt Issuances

In the second quarter of fiscal 2005, the Company issued $400.0 million of 7-year, 7% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the Company’s primary revolving credit facility (facility). The Company expects to use the availability under the facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

Note 6: Guarantees

As of end of the first quarter of fiscal 2005, the Company has provided, guarantees for the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: $66.0 million of debt borrowed by one of the Company’s Mexican joint ventures, Agroindustrial del Noroeste; up to $6.0 million of loans obtained by strategically important farmers under contract to the HPG segment; up to $3.5 million of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas Carroll de Mexico; and $1.3 million with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A. During the second quarter of fiscal 2005, the Company increased its guarantee of Carroll’s Foods do Brasil S.A. debt to $2.5 million.

Note 7: Pension and Postretirement Benefits

The following table presents the components of the net periodic pension and postretirement benefit costs for the periods indicated.

	Pension Cost		Postretirement Cost
	13 Weeks Ended		13 Weeks Ended
(In millions)	August 1, 2004	July 27, 2003	August 1, 2004	July 27, 2003
Components of net periodic cost:
Service cost	$5.7	$3.0	$—	$0.1
Interest cost	13.9	6.0	0.1	0.2
Expected return on plan assets	(14.7)	(4.7)	—	—
Net amortization	2.2	3.1	(0.1)	—

Net periodic cost	$7.1	$7.4	$—	$0.3

Note 8: Stock Options

The Company uses the fair value method to account for stock options granted after fiscal 2002. The Company records compensation expense for stock options based on their fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. For the 13 weeks ended August 1, 2004 and July 27, 2003, the impact of recording compensation expense for stock options granted was less than one cent per diluted share.

Stock options granted prior to fiscal 2003 continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) until they are modified or vested. Under APB 25, no compensation expense is recorded. Had the Company used the fair value method to determine compensation expense for its stock options granted prior to fiscal 2003, net income and net income per basic and diluted share would have been as follows:

	13 Weeks Ended
(In millions)	August 1, 2004	July 27, 2003
Net income, as reported	$54.9	$22.1
Pro forma net income	$54.1	$21.3
Net income per share, as reported:
Basic	$.49	$.20
Diluted	$.49	$.20
Pro forma net income per share:
Basic	$.49	$.19
Diluted	$.48	$.19

Note 9: Comprehensive Income

The	components of comprehensive income, net of tax, consist of:

	13 Weeks Ended
(In millions)	August 1, 2004	July 27, 2003
Net income	$54.9	$22.1
Hedge accounting	(46.3)	(3.6)
Unrealized gain on securities	—	1.7
Foreign currency translation	2.0	9.4

Total comprehensive income	$10.6	$29.6

Note 10: Derivatives and Hedging Activities

The fair value gain (loss) of the Company’s open derivative financial instruments consist of:

(In millions)	August 1, 2004	May 2, 2004
Livestock	$(6.4)	$(64.8)
Grains	(38.2)	6.3
Interest rates	(6.0)	(6.2)
Foreign currency	0.9	(1.2)

Note 11: Segment Data

The Company conducts its business through four reporting segments, Pork, Beef, HPG and Other, each of which is comprised of a number of subsidiaries. Prior to the second quarter of 2004, the Company had an International segment that, following the sale of Schneider, was replaced by the Other segment.

	13 Weeks Ended
(In millions)	August 1, 2004	July 27, 2003
Segment Profit Information
Sales:
Segment sales -
Pork	$1,763.4	$1,133.0
Beef	594.7	605.4
HPG	527.2	335.7
Other	218.7	173.5

Total segment sales	3,104.0	2,247.6

Intersegment sales -
Pork	$(6.6)	$(10.3)
Beef	(3.4)	(5.0)
HPG	(434.0)	(245.7)
Other	(8.3)	(5.0)

Total intersegment sales	(452.3)	(266.0)

Consolidated sales	$2,651.7	$1,981.6

Operating profit:
Pork	$21.8	$(17.6)
Beef	1.8	31.9
HPG	99.6	58.1
Other	7.9	(3.7)
Corporate	(20.3)	(14.8)

Consolidated operating profit	$110.8	$53.9

The following table shows the change in the carrying amount of goodwill by reportable segment for the fiscal period ended August 1, 2004:

(In millions)	Pork	Beef	HPG	Other	Total
Balance, May 2, 2004	$99.7	$118.2	$165.4	$116.5	$499.8
Goodwill from acquisitions during the year	—	—	—	13.7	13.7
Other goodwill adjustments(1)	0.8	—	—	3.9	4.7

Balance, August 1, 2004	$100.5	$118.2	$165.4	$134.1	$518.2

(1)	Other goodwill adjustments include deferred tax, foreign currency translation and purchase price adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Smithfield Foods, Inc. (the Company) conducts its business through four reporting segments, Pork, Beef, Hog Production Group (HPG) and Other, each of which is comprised of a number of subsidiaries. The Pork segment consists primarily of eight wholly- or majority-owned United States (U.S.) fresh pork and processed meats subsidiaries. The Beef segment is composed primarily of two U.S. beef processing subsidiaries and the Other segment is comprised of the Company’s international meat processing operations, primarily in Poland and France, together with the Company’s turkey production operations and its interests in turkey processing operations. The HPG segment consists primarily of hog production operations located in the U.S. and Poland. Each of the segments have certain joint ventures and other investments in addition to their primary operations.

Prior to the second quarter of fiscal 2004, the Company had an International segment which, following the sale of Schneider Corporation (Schneider), was replaced by the Other segment.

The Company has reclassified the segment information for fiscal 2004 to conform to the fiscal 2005 presentation.

RESULTS OF CONTINUING OPERATIONS

Overview

General Factors Affecting the Results of Continuing Operations

Fiscal 2005 hog prices increased over low levels in fiscal 2004. This increased both the sales of the HPG segment and the raw materials cost at the Pork segment. Despite the higher raw material costs, the Pork segment improved due to strong consumer and export demand for fresh pork.

Export markets for U.S. beef products remain closed following the discovery of a case of Bovine Spongiform Encephalopathy (BSE) in the State of Washington in December 2003, negatively affecting beef margins which were also impacted by higher cattle prices.

In October of fiscal 2004, the Company completed the acquisition of substantially all of the assets of Farmland Foods, Inc. (Farmland Foods), the pork production and processing business of Farmland Industries, Inc.

Facility Closure

Despite the Company’s efforts to build a viable business in the Beef segment at the Showcase Foods, Inc. (Showcase Foods) facility, Showcase Foods has continued to incur operating losses and the Company has decided to cease operations there. During the first quarter of fiscal 2005, Showcase Foods incurred losses of $2.8 million. In addition to recurring operating losses at the facility, the Company expects to record pre-tax charges of $6 million to $8 million during the second quarter of fiscal 2005 in connection with closing the facility.

Investment in Campofrío

During the fourth quarter of fiscal 2004, the Company purchased 8,008,294 shares of Campofrío Alimentación S.A. (Campofrío) for approximately $87.9 million. This investment represented a 15% ownership interest. The Company did not have the ability to exercise significant influence over the management of Campofrío and, therefore, the investment was carried as available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

In the second quarter of fiscal 2005, in two separate transactions, the Company purchased a total of 3,787,265 additional shares of Campofrío for approximately $48.8 million. The Company currently holds 11,795,559 shares, or 22% of the outstanding shares of Campofrío. In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), the Company determined that it had the ability to exercise significant influence over the operations of Campofrío and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in the first quarter of fiscal 2005. As required by APB 18, the Company evaluated whether the investment and results of operations for the prior periods presented were material so as to warrant retroactive adjustment. The Company determined that the change was immaterial to the consolidated results of operations and has not restated its fiscal 2004 consolidated income statement to reflect the application of the equity method. The Company determined that the change was material to the consolidated balance sheet and has, therefore, reclassified its May 2, 2004 consolidated balance sheet to reflect the application of the equity method.

Results of Continuing Operations for the Thirteen Weeks ended August 1, 2004 and July 27, 2003

Sales increased $670.1 million, or 34%, to $2,651.7 million in the thirteen weeks ended August 1, 2004 from $1,981.6 million in the thirteen weeks ended July 27, 2003. Sales increases of $630.4 million at the Pork segment, $191.5 million at the HPG segment, and $45.2 million at the Other segment were partially offset by a sales decrease of $10.7 million at the Beef segment and increased intersegment sales eliminations of $186.3 million.

Gross profit increased $82.1 million, or 47%, to $258.0 million in the thirteen weeks ended August 1, 2004 from $175.9 million in the thirteen weeks ended July 27, 2003. The increase was mainly the result of substantially higher margins in the HPG segment on a 29% increase in live market hog prices and the inclusion of the results of Farmland Foods, both of which were partially offset by higher raw material costs in the Pork segment.

Selling, general and administrative expenses increased $25.2 million, or 21%, to $147.2 million in the thirteen weeks ended August 1, 2004 from $122.0 million in the thirteen weeks ended July 27, 2003. The increase was due to the inclusion of $25.3 million of expenses of Farmland Foods.

Operating profit increased $56.9 million to $110.8 million in the thirteen weeks ended August 1, 2004 from $53.9 million in the thirteen weeks ended July 27, 2003. Increases in operating profit of $41.5 million at the HPG segment, $39.4 million at the Pork segment and $11.6 million at the Other segment were partially offset by a decrease of $30.1 million at the Beef segment and an increase in corporate expenses of $5.5 million.

Interest expense was $27.6 million for the thirteen weeks ended August 1, 2004 and $27.5 million for the thirteen weeks ended July 27, 2003. Increased borrowings in the current period were offset by a reduction of higher cost fixed rate debt and lower interest on variable rate instruments.

The effective income tax rate increased to 34% during the thirteen weeks ended August 1, 2004 as compared to 33% in the thirteen weeks ended July 27, 2003. The effective income tax rate for thirteen weeks ended July 27, 2003 was slightly lower due to a greater impact of tax credits on sharply lower earnings.

Comparison of Segment Results for the Thirteen Weeks ended August 1, 2004 and July 27, 2003

The following table summarizes sales and operating profit by segment for the fiscal periods indicated (in millions):

	13 Weeks Ended
	August 1, 2004	July 27, 2003	$ Change	% Change
Sales:
Pork	$1,763.4	$1,133.0	$630.4	56%
Beef	594.7	605.4	(10.7)	(2)
HPG	527.2	335.7	191.5	57
Other	218.7	173.5	45.2	26

Segment sales	3,104.0	2,247.6	856.4	38
Intersegment sales	(452.3)	(266.0)	(186.3)	(70)

Total sales	$2,651.7	$1,981.6	$670.1	34%

Operating Profit:
Pork	$21.8	$(17.6)	$39.4	* %
Beef	1.8	31.9	(30.1)	(94)
HPG	99.6	58.1	41.5	71
Other	7.9	(3.7)	11.6	*
Corporate	(20.3)	(14.8)	(5.5)	(37)

Total operating profit	$110.8	$53.9	$56.9	106%

*	—not meaningful

Pork Segment Results

The increase in Pork segment revenues was due in large part to the acquisition of Farmland Foods, which had revenues of $474.6 million for the thirteen week period ended August 1, 2004. Total fresh pork and processed meats volumes in the Pork segment, including acquisitions, increased 33% with fresh pork volumes increasing 35% and processed meats increasing 30%. Excluding acquisitions, volumes decreased two percent with fresh pork volumes decreasing two percent and processed meats decreasing one percent. Average unit selling prices in the Pork segment increased 18%, reflecting the ability to pass through higher raw material costs and a strong consumer demand for pork.

The Pork segment recorded operating profit in the current year fiscal quarter versus an operating loss in the prior year fiscal quarter. The increase was mainly due to a $27.0 million increase in fresh pork margins (excluding Farmland) resulting from strong demand for fresh pork as well as the inclusion of Farmland Foods operations, which had operating profit of $11.6 million.

Beef Segment Results

The decrease in Beef segment revenues was primarily due to a 19% decrease in total volumes, which resulted primarily from the continuing depressed market conditions as export markets remained closed to U.S. beef due to the discovery in December 2003 of a single case of BSE in the State of Washington, partially offset by a 7% increase in average unit selling prices for beef.

Factoring in a 19% increase in raw material costs along with the decreased volume, the Beef segment recorded decreased operating profit. The Beef segment includes $2.8 million of operating losses related to Showcase Foods. The Company previously announced that it intends to cease operations at this Philadelphia-based case ready meats facility and that it expects to record additional charges of $6 to $8 million in the first half of fiscal 2005 in connection with closing the facility. Additional operating losses, the closing of the facility and the related charges are expected to occur in the second quarter of fiscal 2005.

HPG Segment Results

The increase in HPG segment revenues was mainly due to a 29% increase in live market hog selling prices coupled with a 13% increase in head sold mainly due to the inclusion of acquired businesses and businesses consolidated in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” in the current year period.

HPG segment operating profits increased substantially, mainly due to the increase in selling prices and head sold, partially offset by a four percent increase in raising costs. In addition, commodity futures contracts for live hogs reduced the HPG segment’s operating profit by $47 million for the quarter. These contracts were the result of the Company’s decision, earlier in the calendar year, to lock in profits in hog production before the unexpected increase in prices of live market hogs during the first quarter. During the same period, the HPG segment’s results benefitted by $28 million from favorable grain purchasing agreements, also entered into earlier in the year.

Other Segment Results

Revenues and operating profits in the Company’s Other segment grew due to strong results in its turkey operations, as well as improvements in Poland and France. Additionally, the Company recorded income in the current period from its investment in Campofrío.

Corporate Results

The Company’s Corporate expenses increased due to pension and other variable compensation.

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

Cash Flows from Operating Activities

Cash used in operations increased to $84.4 million in the thirteen weeks ended August 1, 2004 from $12.9 million in the thirteen weeks ended July 27, 2003. Increased working capital and commodity futures contract settlements in the current year period were the main drivers of the increase.

Cash Flows from Investing Activities

Cash used in investing activities was $72.1 million in the thirteen weeks ended August 1, 2004 compared to $81.2 million in the thirteen weeks ended July 27, 2003. In July of fiscal 2005, the Company acquired Jean Caby S.A. (Jean Caby) and related companies for approximately €27.4 million ($33.6 million) plus the assumption of certain liabilities. Capital expenditures in the thirteen weeks ended August 1, 2004 totaled $35.3 million, as compared to $29.9 million in the thirteen weeks ended July 27, 2003. Capital expenditures are mainly related to fresh pork and processed meats expansion, plant improvement projects and additional hog production facilities.

In the second quarter of fiscal 2005, in two separate transactions, the Company purchased a total of 3,787,265 additional shares of Campofrío for approximately $48.8 million. The Company currently holds 11,795,559 shares, or 22% of the outstanding shares of Campofrío.

Cash Flows from Financing Activities

The Company’s financing activities in the thirteen weeks ended August 1, 2004 provided $145.0 million in cash compared to $91.3 million in the thirteen weeks ended July 27, 2003. The Company borrowed $120.0 million on its revolving credit facility during the thirteen weeks ended August 1, 2004 and repaid $270.0 million on its primary revolving credit facility during the thirteen weeks ended July 27, 2003. During the thirteen weeks ended July 27, 2003, the Company issued $350.0 million of 7.75% senior unsecured notes.

In the second quarter of fiscal 2005, the Company issued $400.0 million of 7-year, 7% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the Company’s primary revolving credit facility (facility). The Company expects to use the availability under the facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

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

The company has aggregate credit facilities totaling $938.5 million. As of August 1, 2004, the Company had unused capacity under these credit facilities of $295.4 million.

OUTLOOK

In the Beef segment, during the fourth quarter of fiscal 2004, the Company announced that it intended to cease operations at Showcase Foods and that it expected to record additional charges of $6 to $8 million in the first half of fiscal 2005 in connection with closing the facility. Additional operating losses, the closing of the facility and the related charges are expected to occur in the second quarter of fiscal 2005.

In the HPG segment, the upcoming second quarter will include the adverse impact of approximately $35 million in live hog futures contracts, although hog production operations should continue to be profitable. This will be offset by $12-15 million from the favorable benefit of purchasing arrangements for grain, which will hold raising costs near $43 per hundredweight. The Company has no live hog futures contracts in place beyond its current fiscal second quarter.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking information includes statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and other strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the investment performance of the Company’s pension plan assets and the availability of legislative relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for fiscal 2003. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed, or implied, by the statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2004. As the Company has fewer open futures positions as of August 1, 2004, the Company’s exposure to market risk has decreased slightly since May 2, 2004.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

IBP Litigation. In February 2003, the United States Department of Justice, Antitrust Division (DOJ), filed suit against the Company alleging that it had violated the Hart-Scott-Rodino Act in connection with its acquisition of IBP, inc. stock during the years 1998, 1999 and 2000. In the suit, DOJ alleges that the Company should have filed a premerger notification and report form with respect to these acquisitions and seeks a civil penalty of approximately $5.5 million as a result. The suit was filed in the United States District Court for the District of Columbia (the District Court). The Company moved to dismiss the case on the grounds that the District Court does not have jurisdiction over the Company. In the second quarter of fiscal 2005, the District Court ruled in favor of the Company and moved the case to the Eastern District of Virginia. The Company believes that it has complied with all applicable laws and intends to defend this suit vigorously, although there can be no assurance that the Company will be successful.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit 3.1	-	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Form 10-Q Quarterly Report filed with the SEC on September 12, 2001).

Exhibit 3.2	-	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1	-	Indenture between the Company and SunTrust Bank, as trustee, dated August 4, 2004 regarding the issuance by the Company of $400,000,000 senior notes (filed herewith).

Exhibit 4.2	-	Registration Rights Agreement dated as of August 4, 2004 among the Company and the Initial Purchasers named therein regarding the registration by the Company of $400,000,000 senior notes (filed herewith).

Exhibit 10.1	-	Smithfield Foods, Inc. 2004 Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2004).

Exhibit 31.1	-	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	-	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	-	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	-	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

B.	Reports on Form 8-K.

The following reports on Form 8-K were filed with or furnished to the SEC by the Company since the beginning of the first quarter of fiscal 2005. The Forms 8-K listed below that were furnished to the SEC shall not be deemed filed for any purpose.

1.	A Current Report on Form 8-K was furnished to the SEC on June 9, 2004 to report, under Item 12, the Company’s issuance of a press release announcing its earnings for the fiscal year and fourth quarter ended May 2, 2004.

2.	A Current Report on Form 8-K was filed with the SEC on July 30, 2004 to report, under Items 5 and 7, the Company’s issuance of a press release announcing plans for an offering of Senior Notes.

3.	A Current Report on Form 8-K was furnished to the SEC on August 4, 2004 to report, under Item 12, the Company’s issuance of a press release commenting on its earnings for the first quarter of fiscal year ending May 1, 2005.

4.	A Current Report on Form 8-K was furnished to the SEC on September 1, 2004 to report, under Item 2.02, the Company’s issuance of a press release announcing its earnings for the first quarter of fiscal year ending May 1, 2005.

5.	A Current Report on Form 8-K was filed with the SEC on September 8, 2004 to report, under Item 1.01, the Board of Directors adopting the Smithfield Foods, Inc. 2004 Non-Employee Director Deferral Plan effective September 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

/s/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date: September 10, 2004