Form 10-Q
period 2004-10-31
SMITHFIELD FOODS INC
filed 2004-12-09
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

At November 30, 2004, 110,993,459 shares of the Registrant’s Common Stock ($.50 per value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003
	(Unaudited)
Sales	$2,719.1	$2,059.7	$5,370.8	$4,041.3
Cost of sales	2,440.4	1,857.5	4,834.1	3,663.2

Gross profit	278.7	202.2	536.7	378.1

Selling, general and administrative expenses	159.0	128.0	306.2	250.0
Interest expense	32.5	25.7	60.1	53.2

Income from continuing operations before income taxes	87.2	48.5	170.4	74.9
Income taxes	28.8	16.6	57.1	25.4

Income from continuing operations	58.4	31.9	113.3	49.5
Income from discontinued operations, net of tax	—	4.3	—	8.8

Net income	$58.4	$36.2	$113.3	$58.3

Income per share:
Basic:
Continuing operations	$.53	$.29	$1.02	$.45
Discontinued operations	—	.04	—	.08

Net income	$.53	$.33	$1.02	$.53

Diluted:
Continuing operations	$.52	$.29	$1.01	$.44
Discontinued operations	—	.04	—	.08

Net income	$.52	$.33	$1.01	$.52

Weighted average shares:
Weighted average basic shares	111.1	109.9	111.1	109.7
Effect of dilutive stock options	1.0	1.4	1.1	1.6

Weighted average diluted shares	112.1	111.3	112.2	111.3

See Notes to Consolidated Condensed Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	October 31, 2004	May 2, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89.3	$74.3
Accounts receivable, net	651.0	498.2
Inventories	1,508.9	1,328.8
Prepaid expenses and other current assets	117.4	122.3

Total current assets	2,366.6	2,023.6

Property, plant and equipment	2,875.1	2,700.9
Accumulated depreciation	(1,038.8)	(939.9)

Property, plant and equipment, net	1,836.3	1,761.0

Goodwill	548.8	499.8
Investments	263.8	194.7
Other long-term assets	298.0	306.5

Total assets	$5,313.5	$4,785.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$42.6	$26.7
Current portion of long-term debt and capital lease obligations	81.6	78.0
Accounts payable	543.1	461.0
Accrued expenses and other current liabilities	378.7	401.3

Total current liabilities	1,046.0	967.0

Long-term debt and capital lease obligations	2,055.8	1,696.8
Other long-term liabilities	504.2	509.7

Total liabilities	3,606.0	3,173.5

Minority interests	21.2	13.2

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 110,993,459 and 110,978,291 issued and outstanding	55.5	55.5
Additional paid-in capital	494.5	494.5
Retained earnings	1,202.4	1,089.1
Accumulated other comprehensive loss	(66.1)	(40.2)

Total shareholders’ equity	1,686.3	1,598.9

Total liabilities and shareholders’ equity	$5,313.5	$4,785.6

See Notes to Consolidated Condensed Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	26 Weeks Ended
	October 31, 2004	October 26, 2003
	(Unaudited)
Cash flows from operating activities:
Income from continuing operations	$113.3	$49.5
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	96.0	79.5
Changes in operating assets and liabilities and other, net of effect of acquisitions and discontinued operations	(285.8)	(113.3)

Net cash flows from operating activities	(76.5)	15.7

Cash flows from investing activities:
Capital expenditures, net of proceeds from disposals	(84.0)	(66.1)
Business acquisitions, net of cash	(112.4)	(82.6)
Restricted cash and acquisition deposit	—	(330.5)
Other investments	(49.7)	(20.4)

Net cash flows from investing activities	(246.1)	(499.6)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and bridge loan	446.5	673.5
Net (repayments) borrowings on revolving credit facility	(86.0)	(135.0)
Principal payments on long-term debt and capital lease obligations	(17.9)	(61.4)
Other	(6.3)	14.9

Net cash flows from financing activities	336.3	492.0

Effect of foreign exchange rate changes on cash	1.3	(0.4)
Net change in cash and cash equivalents	15.0	7.7
Cash and cash equivalents at beginning of period	74.3	64.8

Cash and cash equivalents at end of period	$89.3	$72.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1:	General

Smithfield Foods, Inc., together with its subsidiaries (the Company), is the largest hog producer and pork processor in the world and the fifth largest beef processor in the United States (U.S.). The Company conducts its business through four reporting segments, Pork, Beef, Hog Production and Other, each of which is comprised of a number of subsidiaries.

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

In October of fiscal 2005, the Company acquired MF Cattle Feeding, Inc. (MFI) from ConAgra Foods, Inc. (ConAgra) for approximately $56.6 million. The principal assets of MFI are three cattle feedlots in Colorado and one in Idaho. The one-time feeding capacity of the feedlots, which will be operated by the Beef segment, is 357,000 head. The acquired assets did not include any of the cattle owned by ConAgra located on the feedlots at closing. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totalling $18.7 million.

In July of fiscal 2005, the Company acquired Jean Caby S.A. (Jean Caby) and related companies for approximately $33.6 million plus the assumption of certain liabilities. Jean Caby, established in France in 1919, produces and markets cured and cooked processed meats including deli cooked hams, dry sausages, cocktail sausages and hot dogs. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $13.7 million.

In March of fiscal 2004, the Company acquired a 70% stake in Agrotorvis SRL (Agrotorvis) for approximately $23.8 million. Agrotorvis has hog production and pork processing assets in Romania. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $0.3 million.

In October of fiscal 2004, the Company completed the acquisition of substantially all of the assets of Farmland Foods, Inc. (Farmland Foods), the pork production and processing business of Farmland Industries, Inc., for approximately $377.4 million, plus the assumption of certain Farmland Foods liabilities. The assumed liabilities include a $67.4 million pension obligation, net of associated assets. The Company recorded the fair value of trademarks totaling $100.0 million. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed was recorded as goodwill totaling $35.2 million. Had the acquisition of Farmland Foods occurred at the beginning of the preceding fiscal year, sales, net income and net income per diluted share would have been $2,449.2 million, $40.2 million and $.36, respectively, for the 13 weeks ended October 26, 2003, and $4,815.8 million, $63.0 million and $.57, respectively for the 26 weeks ended October 26, 2003.

In September of fiscal 2004, the Company acquired 90% of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) for approximately $54.8 million plus the assumption of certain liabilities. Cumberland Gap is a processor of premium-branded smoked hams, sausages and other specialty pork products. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $30.9 million.

In September of fiscal 2004, the Company acquired Alliance Farms Cooperative Association (Alliance) for approximately $23.1 million. Alliance is a farrow to nursery operation producing weaned pigs that are finished at other company-owned facilities, thereby providing approximately 500,000 market hogs annually.

These acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the dates of acquisition.

Had the acquisitions of MFI, Jean Caby, Agrotorvis, Cumberland Gap and Alliance occurred at the beginning of the preceding fiscal year, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for the 13 or 26 weeks ended October 31, 2004 or October 26, 2003.

Note 3:	Disposition and Facility Closure

In April of fiscal 2004, the Company completed the sale of all of the outstanding stock of Schneider Corporation (Schneider) to Maple Leaf Foods Inc. for approximately $279.4 million, including the assumption of Schneider’s outstanding debt. Schneider’s results of operations and cash flows have been reflected in the consolidated condensed financial statements and notes as discontinued operations. Sales and income before income taxes of Schneider were $222.6 million and $6.4 million, respectively, for the 13 weeks ended October 26, 2003, and $447.2 million and $13.4 million for the 26 weeks ended October 26, 2003.

During the second quarter and first half of fiscal 2005, Showcase Foods, Inc. (Showcase Foods) incurred operating losses of $2.3 million and $5.1 million, respectively. In addition to these operating losses, during the second quarter of fiscal 2005, the Company recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. The Company does not currently expect to incur further charges related to the closing of the Showcase Foods facility.

Note 4:	Investment in Campofrío

In February of fiscal 2004, the Company purchased 8,008,294 shares of Campofrío Alimentación S.A. (Campofrío) for approximately $87.9 million. This investment represented 15% of the outstanding shares of Campofrío. The Company did not have the ability to exercise significant influence over the management of Campofrío and, therefore, the investment was accounted for as an available-for-sale security in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

In August of fiscal 2005, in two separate transactions, the Company purchased a total of 3,787,265 additional shares of Campofrío for approximately $48.8 million. The Company currently holds 11,795,559 shares, or 22% of the outstanding shares of Campofrío. In accordance with Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), the Company determined that it had the ability to exercise significant influence over the operations of Campofrío and that the additional investment triggered a change in accounting for the investment from an available-form sale security to the equity method, which the Company adopted in the first quarter of fiscal 2005. As required by APB 18, the Company evaluated whether the investment and results of operations for the prior periods presented were material so as to warrant retroactive adjustment. The Company determined that the change was immaterial to the consolidated results of operations and has not restated its fiscal 2004 consolidated statement of income to reflect the application of the equity method. However, the Company determined that the change was material to the consolidated balance sheet and has, therefore, reclassified $116.1 million of marketable equity securities from other long-term assets to investments, $9.8 million of deferred tax liabilities from other long-term liabilities to investments and $18.3 million of gains on marketable securities from accumulated other comprehensive loss to investments on its May 2, 2004 consolidated balance sheet to reflect the application of the equity method.

Note 5:	Inventories

Inventories consist of the following:

(In millions)	October 31, 2004	May 2, 2004
Fresh and processed meats	$698.9	$532.7
Live hogs	513.5	504.3
Live cattle	127.2	100.2
Manufacturing supplies	59.7	58.9
Other	109.4	76.8
Fair value derivative instrument adjustment	0.2	55.9

Total inventories	$1,508.9	$1,328.8

Note 6:	Debt Issuances

In August of fiscal 2005, the Company issued $400.0 million of seven-year, 7% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the Company’s primary revolving credit facility (the Facility).

Note 7:	Guarantees

As of October 31, 2004, the Company has guarantees for the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: $66.0 million of debt borrowed by one of the Company’s Mexican joint ventures, Agroindustrial del Noroeste (Norson); up to $6.0 million of loans obtained by strategically important farmers under contract to the Hog Production segment; up to $3.5 million of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas Carroll de Mexico; and $2.5 million with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the Facility.

Note 8:	Pension Plans

The components of net periodic pension cost consist of:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003
Components of net periodic cost:
Service cost	$5.8	$3.0	$11.5	$6.0
Interest cost	13.8	6.0	27.7	12.0
Expected return on plan assets	(14.7)	(4.8)	(29.4)	(9.5)
Net amortization	2.1	3.1	4.3	6.2

Net periodic cost	$7.0	$7.3	$14.1	$14.7

Expense related to Farmland Foods pension plans is included for the thirteen and twenty-six week periods ended October 31, 2004.

Note 9:	Stock Options

The Company uses the fair value method to account for stock options granted after fiscal 2002. The Company records compensation expense for stock options based on their fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. For the 13 and 26 weeks ended October 31, 2004 and October 26, 2003, the impact of recording compensation expense for stock options granted was less than one cent per diluted share.

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

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003
Net income, as reported	$58.4	$36.2	$113.3	$58.3
Pro forma net income	$57.6	$35.3	$111.7	$56.6
Net income per share, as reported:
Basic	$.53	$.33	$1.02	$.53
Diluted	$.52	$.33	$1.01	$.52
Pro forma net income per share:
Basic	$.52	$.32	$1.01	$.52
Diluted	$.51	$.32	$1.00	$.51

Note 10:	Comprehensive Income

The components of comprehensive income, net of tax, consist of:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003
Net income	$58.4	$36.2	$113.3	$58.3
Hedge accounting	11.0	(0.4)	(35.3)	(4.0)
Unrealized gain on securities	—	(1.7)	—	—
Foreign currency translation	7.4	10.9	9.4	20.3

Total comprehensive income	$76.8	$45.0	$87.4	$74.6

Note 11:	Derivatives and Hedging Activities

The fair value gain (loss) on the Company’s open derivative financial instruments consists of:

(In millions)	October 31, 2004	May 2, 2004
Livestock	$(0.5)	$(64.8)
Grains	(47.7)	6.3
Interest rates	(2.0)	(6.2)
Foreign currency	1.6	(1.2)

Note 12:	Segment Data

The Company conducts its business through four reporting segments, Pork, Beef, Hog Production and Other, each of which is comprised of a number of subsidiaries. The following table presents sales and operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 31, 2004	October 26, 2003	October 31, 2004	October 26, 2003
Sales:
Segment sales—
Pork	$1,884.3	$1,157.2	$3,647.7	$2,290.2
Beef	527.2	660.0	1,121.9	1,265.4
Hog Production	526.5	304.0	1,053.7	639.7
Other	269.6	192.6	488.3	366.1

Total segment sales	$3,207.6	$2,313.8	$6,311.6	$4,561.4

Intersegment sales—
Pork	$(6.4)	$(16.7)	$(13.0)	$(27.0)
Beef	(2.5)	(6.0)	(5.9)	(11.0)
Hog Production	(471.0)	(223.2)	(905.0)	(468.9)
Other	(8.6)	(8.2)	(16.9)	(13.2)

Total intersegment sales	(488.5)	(254.1)	(940.8)	(520.1)

Consolidated sales	$2,719.1	$2,059.7	$5,370.8	$4,041.3

Operating profit:
Pork	$39.9	$42.5	$61.7	$24.9
Beef	(8.6)	40.1	(6.8)	72.0
Hog Production	98.2	3.4	197.8	61.5
Other	12.3	2.1	20.2	(1.6)
Corporate	(22.1)	(13.9)	(42.4)	(28.7)

Consolidated operating profit	$119.7	$74.2	$230.5	$128.1

The following table shows the change in the carrying amount of goodwill by reportable segment for the 26 weeks ended October 31, 2004:

(In millions)	Pork	Beef	Hog Production	Other	Total
Balance, May 2, 2004	$99.7	$118.2	$165.4	$116.5	$499.8
Goodwill from acquisitions during the year	0.5	22.2	0.2	16.9	39.8
Other goodwill adjustments(1)	0.9	—	0.2	8.1	9.2

Balance, October 31, 2004	$101.1	$140.4	$165.8	$141.5	$548.8

(1)	Other goodwill adjustments include deferred tax, foreign currency translation and purchase price adjustments.

Note 13:	Subsequent Events

Litigation

In November of fiscal 2005, the Company announced its settlement of the civil suit that the U.S. Department of Justice (the DOJ) filed against the Company on February 28, 2003, related to the Company’s 1998 and 1999 to 2001 acquisitions of shares of IBP, inc. The DOJ was seeking $5.5 million in civil penalties. In settling the suit, the Company did not admit any wrongdoing and agreed to pay to the government $2.0 million, which was recorded as a corporate selling, general and administrative charge during the second quarter of fiscal 2005.

Acquisitions

In November of fiscal 2005, the Company acquired two meat processors in Poland and Romania for approximately $83.0 million. In Poland, the Company purchased Morliny S.A., which had annual sales in 2003 of over $100 million. In Romania, the Company purchased Comtim Group SRL (Comtim), a vertically integrated meat processing company. Comtim has hog production facilities with a capacity of 15,000 sows with approximately 10,000 sows producing 200,000 market hogs annually at the current time.

Debt Issuance

In November of fiscal 2005, the Company issued $200.0 million of seven-year, 7% senior unsecured notes due 2011. The Notes were issued at 106% of par to yield 5.9%. Net proceeds of the sale of these notes were used to repay indebtedness under the Facility. The Company expects to use the availability under the Facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Smithfield Foods, Inc. (the Company) conducts its business through four reporting segments, Pork, Beef, Hog Production and Other, each of which is comprised of a number of subsidiaries. The Pork segment consists primarily of eight wholly- or majority-owned United States (U.S.) fresh pork and processed meats subsidiaries. The Beef segment is composed primarily of two U.S. beef processing subsidiaries and the Other segment is comprised of the Company’s international meat processing operations, primarily in Poland, France and Romania and its interests in Spain, together with the Company’s turkey production operations and its interests in turkey processing operations. The Hog Production segment consists primarily of hog production operations located in the U.S. and Poland. Each of the Company’s segments has certain joint ventures and other investments in addition to its primary operations.

RESULTS OF CONTINUING OPERATIONS

Overview

General Factors Affecting the Results of Continuing Operations

Fiscal 2005 hog prices increased over lower levels in fiscal 2004. This increased the sales and operating profit of the Hog Production segment and the raw materials cost at the Pork segment. In addition, the Company’s commodity futures contracts for live hogs reduced the Hog Production segment’s operating profit by $36 million and $83 million for the second quarter and first half of fiscal 2005, respectively. These contracts were the result of the Company’s decision, earlier in the calendar year, to lock in profits in hog production before the unexpected increase in live hog market prices occurred during the first quarter of fiscal 2005. Also during the second quarter and first half of fiscal 2005, the Hog Production segment’s results benefited by $12 million and $40 million, respectively, from favorable grain purchasing agreements, also entered into earlier in the calendar year.

Export markets for U.S. beef products remain closed following the discovery of a case of Bovine Spongiform Encephalopathy (BSE) in the State of Washington in December 2003, negatively affecting beef margins that were also impacted by higher cattle prices. Beef volumes were down 17% and 13% for the quarter and year to date periods, respectively.

In October of fiscal 2004, the Company completed the acquisition of substantially all of the assets of Farmland Foods, Inc. (Farmland Foods), the pork production and processing business of Farmland Industries, Inc.

In November of fiscal 2005, the Company announced its settlement of the civil suit that the U.S. Department of Justice (the DOJ) filed against the Company on February 28, 2003, related to the Company’s 1998 and 1999 to 2001 acquisitions of shares of IBP, inc. The DOJ was seeking $5.5 million in civil penalties. In settling the suit, the Company did not admit any wrongdoing and agreed to pay to the government $2.0 million, which was recorded as a corporate selling, general and administrative charge during the second quarter of fiscal 2005.

Facility Closure

Despite the Company’s efforts to build a viable business in the Beef segment at the Showcase Foods, Inc. (Showcase Foods) facility, Showcase Foods continued to incur operating losses, and the Company ceased operations there in the second quarter of fiscal 2005. During the second quarter and first half of fiscal 2005, Showcase Foods incurred operating losses of $2.3 million and $5.1 million, respectively. In addition to these operating losses, during the second quarter of fiscal 2005, the Company recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. The Company does not currently expect to incur further charges related to the closing of the Showcase Foods facility.

Investment in Campofrío

In February of fiscal 2004, the Company purchased 8,008,294 shares of Campofrío Alimentación S.A. (Campofrío) for approximately $87.9 million. This investment represented 15% of the outstanding shares of Campofrío. The Company did not have the ability to exercise significant influence over the management of Campofrío and, therefore, the investment was accounted for as an available-for-sale security in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

In August of fiscal 2005, in two separate transactions, the Company purchased a total of 3,787,265 additional shares of Campofrío for approximately $48.8 million. The Company currently holds 11,795,559 shares, or 22% of the outstanding shares of Campofrío. In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), the Company determined that it had the ability to exercise significant influence over the operations of Campofrío and that the additional investment triggered a change in accounting for the investment from an available-for-sale security to the equity method, which the Company adopted in the first quarter of fiscal 2005. As required by APB 18, the Company evaluated whether the investment and results of operations for the prior periods presented were material so as to warrant retroactive adjustment. The Company determined that the change was immaterial to the consolidated results of operations and has not restated its fiscal 2004 consolidated income statement to reflect the application of the equity method. However, the Company determined that the change was material to the consolidated balance sheet and has, therefore, reclassified its May 2, 2004 consolidated balance sheet to reflect the application of the equity method.

Results of Continuing Operations for the Thirteen Weeks ended October 31, 2004 and October 26, 2003

Sales increased $659.4 million, or 32%, to $2,719.1 million in the thirteen weeks ended October 31, 2004 from $2,059.7 million in the thirteen weeks ended October 26, 2003. See the “Comparison of Segment Results for the Thirteen Weeks ended October 31, 2004 and October 26, 2003” section below for comments on sales changes by reporting segment.

Gross profit increased $76.5 million, or 38%, to $278.7 million in the thirteen weeks ended October 31, 2004 from $202.2 million in the thirteen weeks ended October 26, 2003. The increase was mainly the result of substantially higher margins in the Hog Production segment on a 36% increase in live hog market prices and the inclusion of the results of Farmland Foods in the Pork segment, both of which were partially offset by higher raw material costs.

Selling, general and administrative expenses increased $31.0 million, or 24%, to $159.0 million in the thirteen weeks ended October 31, 2004 from $128.0 million in the thirteen weeks ended October 26, 2003. The increase was primarily due to the inclusion of $26.0 million of expenses of Farmland Foods and the effect of a $4.5 million gain on the sale of securities in the prior year period.

Operating profit increased $45.5 million to $119.7 million in the thirteen weeks ended October 31, 2004 from $74.2 million in the thirteen weeks ended October 26, 2003. Increases in operating profit of $94.8 million at the Hog Production segment and $10.2 million at the Other segment were partially offset by decreases in operating profit of $48.7 million at the Beef segment and $2.6 million at the Pork segment and an increase in corporate expenses of $8.2 million.

Interest expense increased $6.8 million, or 26%, to $32.5 million in the thirteen weeks ended October 31, 2004 from $25.7 million in the thirteen weeks ended October 26, 2003. The increase was mainly due to higher borrowings on the Company’s primary revolving credit facility (the Facility) and additional offerings of debt. The increase in debt balances and borrowings on the Facility were mainly to fund acquisitions and other investments.

The effective income tax rate decreased to 33.0% for the thirteen weeks ended October 31, 2004 as compared to 34.2% for the thirteen weeks ended October 26, 2003. The effective income tax rate for the thirteen weeks ended October 31, 2004 was slightly lower due to the utilization of tax carryforwards, previously offset by a valuation allowance, on higher foreign earnings.

Comparison of Segment Results for the Thirteen Weeks ended October 31, 2004 and October 26, 2003

The following table presents sales and operating profit by reportable segment for the fiscal periods indicated (in millions):

	13 Weeks Ended
	October 31, 2004	October 26, 2003	$ Change
Sales:
Pork	$1,884.3	$1,157.2	$727.1
Beef	527.2	660.0	(132.8)
Hog Production	526.5	304.0	222.5
Other	269.6	192.6	77.0
	3,207.6	2,313.8	893.8
Intersegment sales	(488.5)	(254.1)	(234.4)

Total sales	$2,719.1	$2,059.7	$659.4

Operating Profit:
Pork	$39.9	$42.5	$(2.6)
Beef	(8.6)	40.1	(48.7)
Hog Production	98.2	3.4	94.8
Other	12.3	2.1	10.2
Corporate	(22.1)	(13.9)	(8.2)

Total operating profit	$119.7	$74.2	$45.5

Pork Segment Results

The increase in Pork segment revenues was due in large part to the acquisition of Farmland Foods, which had revenues of $505.3 million for the thirteen week period ended October 31, 2004. Total fresh pork and processed meats volumes in the Pork segment, including acquisitions, increased 44% with fresh pork volumes increasing 49% and processed meats increasing 36%. Excluding acquisitions, total pork volumes increased six percent with fresh pork volumes increasing seven percent and processed meats increasing six percent. Average unit selling prices in the Pork segment increased 13%, reflecting increased raw material costs.

Despite the increase in revenues and the inclusion of Farmland Foods, the Pork segment’s operating profit decreased $2.6 million in the second quarter of the current fiscal year versus second quarter of the prior fiscal year. The decrease was mainly due to a 36% increase in live hog market prices. While pork selling prices have increased, these prices have not been sufficient to fully recover the increased raw material costs.

Beef Segment Results

The decrease in Beef segment revenues was due primarily to a 17% decrease in total volumes, which resulted primarily from the continuing depressed market conditions for beef as many key export markets remained closed to U.S. beef because of the discovery in December 2003 of a single case of BSE in the State of Washington and a four percent decrease in average unit selling prices for beef.

Factoring in a three percent increase in raw material costs along with the decreased volume, the Beef segment recorded an operating loss. In addition, the Beef segment’s Showcase Foods facility was closed after incurring operating losses of $2.3 million for the second quarter of fiscal 2005 and $1.7 million for the second quarter of fiscal 2004. The Company also recorded a pre-tax charge of $4.0 million related to the closure of the facility. The Company does not currently expect to incur further charges related to the closing of the Showcase Foods facility.

Hog Production Segment Results

The increase in Hog Production segment revenues was due mainly to a 36% increase in live hog market selling prices coupled with an eight percent increase in head sold due to the inclusion of acquired and newly consolidated businesses.

Hog Production segment operating profits increased substantially, mainly due to the increase in selling prices and head sold, partially offset by a four percent increase in raising costs. In addition, the Company’s commodity futures contracts for live hogs reduced the Hog Production segment’s operating profit by $36 million for the second quarter of fiscal 2005. These contracts were the result of the Company’s decision, earlier in the calendar year, to lock in profits in hog production before the unexpected increase in live hog market prices occurred during the first quarter of fiscal 2005. Also during the second quarter of fiscal 2005, the Hog Production segment’s results benefited by $12 million from favorable grain purchasing agreements, also entered into earlier in the calendar year.

Other Segment Results

Due to strong results in its turkey operations from favorable industry conditions revenues and operating profits in the Company’s Other segment grew. Additionally, the Company recorded income in the current period from its investment in Campofrío and improvements at its investment in Mexico.

Corporate

The Company’s Corporate expenses increased mainly due to a $2.0 million charge in the current year period related to the settlement of the DOJ lawsuit and the effect of a $4.5 million gain on the sale of securities in the prior year period.

Results of Continuing Operations for the Twenty-Six Weeks ended October 31, 2004 and October 26, 2003

Sales increased $1,329.5 million, or 33%, to $5,370.8 million in the twenty-six weeks ended October 31, 2004 from $4,041.3 million in the twenty-six weeks ended October 26, 2003. See the “Comparison of Segment Results for the Twenty-Six Weeks ended October 31, 2004 and October 26, 2003” section below for comments on sales changes by reporting segment.

Gross profit increased $158.6 million, or 42%, to $536.7 million in the twenty-six weeks ended October 31, 2004 from $378.1 million in the twenty-six weeks ended October 26, 2003. The increase was mainly the result of substantially higher margins in the Hog Production segment on a 33% increase in live hog market prices and the inclusion of the results of Farmland Foods, both of which were partially offset by higher raw material costs in the Pork segment.

Selling, general and administrative expenses increased $56.2 million, or 22%, to $306.2 million in the twenty-six weeks ended October 31, 2004 from $250.0 million in the twenty-six weeks ended October 26, 2003. The increase was mainly due to the inclusion of $51.3 million of expenses of Farmland Foods and the effect of a $4.5 million gain on the sale of securities in the prior year period.

Operating profit increased $102.4 million to $230.5 million in the twenty-six weeks ended October 31, 2004 from $128.1 million in the twenty-six weeks ended October 26, 2003. Increases in operating profit of $136.3 million at the Hog Production segment, $36.8 million at the Pork segment and $21.8 million at the Other segment were partially offset by a decrease of $78.8 million at the Beef segment and an increase in corporate expenses of $13.7 million.

Interest expense increased $6.9 million, or 13%, to $60.1 million in the twenty-six weeks ended October 31, 2004 from $53.2 million in the twenty-six weeks ended October 26, 2003. The increase was due mainly to higher borrowings on the Facility and additional offerings of debt to fund acquisitions and other investments.

The effective income tax rate decreased to 33.5% during the twenty-six weeks ended October 31, 2004 as compared to 33.9% for the twenty-six weeks ended October 26, 2003. The effective income tax rate for twenty-six weeks ended October 31, 2004 was slightly lower due to the utilization of tax carryforwards, previously offset by a valuation allowance, on higher foreign earnings.

Comparison of Segment Results for the Twenty-Six Weeks ended October 31, 2004 and October 26, 2003

The following table presents sales and operating profit by reportable segment for the fiscal periods indicated (in millions):

	26 Weeks Ended
	October 31, 2004	October 26, 2003	$ Change
Sales:
Pork	$3,647.7	$2,290.2	$1,357.5
Beef	1,121.9	1,265.4	(143.5)
Hog Production	1,053.7	639.7	414.0
Other	488.3	366.1	122.2

	6,311.6	4,561.4	1,750.2
Intersegment sales	(940.8)	(520.1)	(420.7)

Total sales	$5,370.8	$4,041.3	$1,329.5

Operating Profit:
Pork	$61.7	$24.9	$36.8
Beef	(6.8)	72.0	(78.8)
Hog Production	197.8	61.5	136.3
Other	20.2	(1.6)	21.8
Corporate	(42.4)	(28.7)	(13.7)

Total operating profit	$230.5	$128.1	$102.4

Pork Segment Results

The increase in Pork segment revenues was due in large part to the acquisition of Farmland Foods, which increased revenues by $979.9 million in the twenty-six week period ended October 31, 2004. Total fresh pork and processed meats volumes in the Pork segment, including acquisitions, increased 38%, with fresh pork volumes increasing 41% and processed meats increasing 34%. Excluding acquisitions, fresh and processed pork volumes each increased three percent. Average unit selling prices in the Pork segment increased 15%, reflecting the ability to pass through a portion of the higher raw material costs and a strong consumer demand for pork.

The Pork segment recorded an increase in operating profit for the twenty-six week period ended October 31, 2004 versus the twenty-six week period ended October 26, 2003. The increase was due primarily to $25.0 million of operating profit at Farmland Foods.

Beef Segment Results

The decrease in Beef segment revenues was due primarily to a 13% decrease in total volumes, which resulted primarily from the continuing depressed market conditions as export markets remained closed to U.S. beef because of the discovery in December 2003 of a single case of BSE in the State of Washington, partially offset by a two percent increase in average unit selling prices for beef.

Factoring in a 10% increase in raw material costs along with the decreased volume, the Beef segment recorded an operating loss. In addition, the Showcase Foods facility was closed in the second quarter of fiscal 2005 after incurring operating losses of $5.1 million for the first half of fiscal 2005 and $2.7 million for the first half of fiscal 2004. The Company also recorded a pre-tax charge of $4.0 million related to closure of the facility. The Company does not expect to incur further charges related to the closing of the Showcase Foods facility.

Hog Production Segment Results

The increase in Hog Production segment revenues was due mainly to a 33% increase in live hog market selling prices coupled with an eight percent increase in head sold mainly due to the inclusion of acquired and newly consolidated businesses.

Hog Production segment operating profits increased substantially, mainly due to the increase in selling prices and head sold, partially offset by a four percent increase in raising costs. In addition, commodity futures contracts for live hogs reduced the Hog Production segment’s operating profit by $83 million for the first half of fiscal 2005. These contracts were the result of the Company’s decision, earlier in the calendar year, to lock in profits in hog production before the unexpected increase in live hog market prices during the first quarter. During the same period, the Hog Production segment’s results benefited by $40 million from favorable grain purchasing agreements, also entered into earlier in the year.

Other Segment Results

Revenues and operating profits in the Company’s Other segment grew due to strong results in its turkey operations from favorable industry conditions. Additionally, the Company recorded income in the current period from its investment in Campofrío and improvements at its investment in Mexico.

Corporate

The Company’s Corporate expenses increased due to increases in variable compensation and a $2.0 million charge in the current year period related to the settlement of the DOJ lawsuit and the effect of a $4.5 million gain on the sale of securities in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, acquisitions, debt retirement and other capital requirements.

The meat processing industry is characterized by high sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its meat inventories and accounts receivable highly liquid and readily convertible into cash. The Hog Production segment also has rapid turnover of accounts receivable. Although inventory turnover in the Hog Production segment is slower, mature hogs are readily convertible into cash. Borrowings under the Company’s credit facilities are used to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs.

Cash Flows from Operating Activities

Cash used by operations was $76.5 million in the twenty-six weeks ended October 31, 2004 and cash provided by operations was $15.7 million in the twenty-six weeks ended October 26, 2003. Increased inventories and accounts receivable resulting primarily from increased market prices and commodity futures contract settlements in the current year period were the main drivers of the increase.

Cash Flows from Investing Activities

Cash used in investing activities was $246.1 million in the twenty-six weeks ended October 31, 2004 compared to $499.6 million in the twenty-six weeks ended October 26, 2003. In October of fiscal 2005, the Company acquired MF Cattle Feeding, Inc. (MFI) from ConAgra Foods, Inc. (ConAgra) for approximately $56.6 million. In July of fiscal 2005, the Company acquired Jean Caby S.A. (Jean Caby) and related companies for approximately $33.6 million plus the assumption of certain liabilities. In the prior year period, the Company had $330.5 million in restricted cash and deposits related to the Farmland Foods acquisition and acquired Cumberland Gap Provision Company and Alliance Farms Cooperative Association for $54.8 million and $23.1 million, respectively.

In November of fiscal 2005, the Company acquired two meat processors in Poland and Romania for approximately $83.0 million. In Poland, the Company purchased Morliny S.A., which had annual sales in 2003 of over $100 million. In Romania, the Company purchased Comtim Group SRL (Comtim), a vertically integrated meat processing company. Comtim has hog production facilities with a capacity of 15,000 sows with approximately 10,000 sows producing 200,000 market hogs annually at the current time.

In August of fiscal 2005, in two separate transactions, the Company purchased a total of 3,787,265 additional shares of Campofrío for approximately $48.8 million. The Company currently holds 11,795,559 shares, or 22% of the outstanding shares of Campofrío.

Capital expenditures in the twenty-six weeks ended October 31, 2004 totaled $84.0 million, as compared to $66.1 million in the twenty-six weeks ended October 26, 2003. Capital expenditures are related mainly to fresh pork and processed meats expansion, plant improvement projects and additional hog production facilities.

Cash Flows from Financing Activities

The Company’s financing activities in the twenty-six weeks ended October 31, 2004 provided $336.3 million in cash compared to $492.0 million in the twenty-six weeks ended October 26, 2003. In August of fiscal 2005, the Company issued $400.0 million of seven-year, 7% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the Facility. The Company expects to use the availability under the Facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions. The Company repaid $86.0 million on the Facility during the twenty-six weeks ended October 31, 2004 and $135.0 million on the Facility during the twenty-six weeks ended October 26, 2003. During the twenty-six weeks ended October 26, 2003, the Company issued $350.0 million of 7.75% senior unsecured notes and entered into a $300.0 million 364-day bridge loan and security agreement for the financing of the acquisition of Farmland Foods.

The Company has aggregate credit facilities totaling $938.5 million. As of October 31, 2004, the Company had unused capacity under these credit facilities of $504.2 million including $496.3 million of unused capacity under the Facility.

In November of fiscal 2005, the Company issued $200.0 million of seven-year, 7% senior unsecured notes due 2011. The Notes were issued at 106% of par to yield 5.9%. Net proceeds of the sale of these notes were used to repay indebtedness under the Facility. As of December 6, 2004, the Company had unused capacity under the Facility of $651.5 million.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking information includes statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and other strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, the timing and extent to which beef export markets are reopened, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the investment performance of the Company’s pension plan assets and the availability of legislative relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for fiscal 2004. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed, or implied, by the statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2004. The Company’s exposure to market risk has not changed materially since May 2, 2004.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In November of fiscal 2005, the Company announced its settlement of the civil suit that the U.S. Department of Justice (the DOJ) filed against the Company on February 28, 2003, related to the Company’s 1998 and 1999 to 2001 acquisitions of shares of IBP, inc. The DOJ was seeking $5.5 million in civil penalties. In settling the suit, the Company did not admit any wrongdoing and agreed to pay to the government $2.0 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held September 1, 2004.

(b)	Not applicable.

(c)	There were 110,536,625 shares of the Company’s Common Stock outstanding as of July 12, 2004, the record date for the 2004 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote. A total of 99,516,685 votes (or 90.03% of the total) were cast.

All of the Board of Directors’ nominees for directors of the Company were elected with the following vote:

Director Nominee	Votes For	Votes Withheld	Broker Non-Votes
Ray A. Goldberg	98,622,320	894,365	0
John T. Schweiters	98,119,810	1,396,875	0
Melvin O. Wright	96,129,803	3,386,882	0

A proposal to ratify the selection of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending May 1, 2005 was approved by the shareholders with the following vote:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
97,060,130	2,406,057	50,498	0

A proposal to require the Company to report on political contributions was not approved by the shareholders. The vote on the proposal was as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
4,622,597	79,416,800	2,171,167	13,306,121

A proposal to require the Company to prepare a sustainability report was not approved by the shareholders. The vote on the proposal was as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
17,320,856	65,694,464	3,195,244	13,306,121

(d)	Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Form 10-Q Quarterly Report filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1	—	Indenture between the Company and SunTrust Bank, as trustee, dated August 4, 2004 regarding the issuance by the Company of senior notes (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2004).

Exhibit 4.2	—	Registration Rights Agreement dated as of August 4, 2004 among the Company and the Initial Purchasers named therein regarding the registration by the Company of $400,000,000 senior notes due 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2004).

Exhibit 4.3	—	Registration Rights Agreement dated as of November 19, 2004 between the Company and the Initial Purchaser named therein regarding the registration by the Company of $200,000,000 senior notes due 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2004).

Exhibit 4.4	—	Amendment No. 6 dated as of October 4, 2004 among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001, as amended, for a $900,000,000 secured multi-year revolving credit facility (filed herewith).

Exhibit 4.5	—	Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004, among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $133,102,942 in senior secured notes, series B, E, F and G (filed herewith).

Exhibit 4.6	—	Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004, among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $225,000,000 in senior secured notes, series I through L (filed herewith).

Exhibit 4.7	—	Amended and Restated Note Purchase Agreement dated as of October 29, 2004, among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $75,000,000 in senior secured notes, series M (filed herewith).

Exhibit 4.8	—	Amended and Restated Note Purchase Agreement dated as of October 29, 2004, among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $55,000,000 in senior secured notes, series O through P (filed herewith).

Exhibit 10.1	—	Smithfield Foods, Inc. 2004 Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2004).

Exhibit 31.1	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

/s/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date: December 9, 2004