Form 10-Q
period 2005-01-30
SMITHFIELD FOODS INC
filed 2005-03-10
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2005

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

At February 28, 2005, 111,299,597 shares of the Registrant’s Common Stock ($.50 per value per share) were outstanding.

SMITHFIELD FOODS, INC.

CONTENTS

		PAGE
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Condensed Statements of Income—13 Weeks Ended January 30, 2005 and 14 Weeks Ended February 1, 2004 and 39 Weeks Ended January 30, 2005 and 40 Weeks Ended February 1, 2004	3
	Consolidated Condensed Balance Sheets—January 30, 2005 and May 2, 2004	4
	Consolidated Condensed Statements of Cash Flows—39 Weeks Ended January 30, 2005 and 40 Weeks Ended February 1, 2004	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	13 Weeks Ended January 30, 2005	14 Weeks Ended February 1, 2004	39 Weeks Ended January 30, 2005	40 Weeks Ended February 1, 2004
Sales	$3,060.1	$2,703.7	$8,430.9	$6,745.0
Cost of sales	2,706.3	2,435.5	7,540.4	6,098.7

Gross profit	353.8	268.2	890.5	646.3

Selling, general and administrative expenses	170.0	170.6	476.2	420.6
Interest expense	36.1	33.7	96.2	86.9

Income from continuing operations before income taxes	147.7	63.9	318.1	138.8
Income taxes	50.2	21.8	107.3	47.2

Income from continuing operations	97.5	42.1	210.8	91.6
Income from discontinued operations, net of tax	—	4.0	—	12.8

Net income	$97.5	$46.1	$210.8	$104.4

Income per share:
Basic:
Continuing operations	$.88	$.38	$1.90	$.83
Discontinued operations	—	.04	—	.12

Net income	$.88	$.42	$1.90	$.95

Diluted:
Continuing operations	$.87	$.38	$1.88	$.82
Discontinued operations	—	.03	—	.12

Net income	$.87	$.41	$1.88	$.94

Weighted average shares:
Weighted average basic shares	111.2	110.7	111.2	110.1
Effect of dilutive stock options	1.1	0.8	1.0	1.4

Weighted average diluted shares	112.3	111.5	112.2	111.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	January 30, 2005	May 2, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94.5	$74.3
Accounts receivable, net	693.1	498.2
Inventories	1,616.3	1,328.8
Prepaid expenses and other current assets	113.5	122.3

Total current assets	2,517.4	2,023.6

Property, plant and equipment	3,015.2	2,700.9
Accumulated depreciation	(1,096.1)	(939.9)

Property, plant and equipment, net	1,919.1	1,761.0

Goodwill	605.4	499.8
Investments	284.8	194.7
Other long-term assets	312.7	306.5

Total assets	$5,639.4	$4,785.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$48.0	$26.7
Current portion of long-term debt and capital lease obligations	94.1	78.0
Accounts payable	568.3	461.0
Accrued expenses and other current liabilities	459.1	401.3

Total current liabilities	1,169.5	967.0

Long-term debt and capital lease obligations	2,127.8	1,696.8
Other long-term liabilities	498.3	509.7

Total liabilities	3,795.6	3,173.5

Minority interests	27.5	13.2

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 111,259,597 and 110,978,291 issued and outstanding	55.6	55.5
Additional paid-in capital	496.1	494.5
Retained earnings	1,299.9	1,089.1
Accumulated other comprehensive loss	(35.3)	(40.2)

Total shareholders’ equity	1,816.3	1,598.9

Total liabilities and shareholders’ equity	$5,639.4	$4,785.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	39 Weeks Ended January 30, 2005	40 Weeks Ended February 1, 2004
	(Unaudited)
Cash flows from operating activities:
Income from continuing operations	$210.8	$91.6
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	148.3	128.7
Changes in operating assets and liabilities and other, net of effect of acquisitions and discontinued operations	(329.7)	(29.5)

Net cash flows from operating activities	29.4	190.8

Cash flows from investing activities:
Capital expenditures, net of proceeds from disposals	(125.2)	(107.8)
Business acquisitions, net of cash	(210.5)	(478.3)
Other investments	(71.8)	1.5

Net cash flows from investing activities	(407.5)	(584.6)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and bridge loan	685.6	690.7
Net repayments on revolving credit facility	(251.0)	(224.0)
Principal payments on long-term debt and capital lease obligations	(53.0)	(72.9)
Other	5.8	(0.4)

Net cash flows from financing activities	387.4	393.4

Effect of foreign exchange rate changes on cash	10.9	(1.0)
Net change in cash and cash equivalents	20.2	(1.4)
Cash and cash equivalents at beginning of period	74.3	64.8

Cash and cash equivalents at end of period	$94.5	$63.4

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1:	General

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

Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2:	New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. SFAS 123R is effective for the Company beginning in the second quarter of fiscal 2006. The Company believes that the effect of adopting SFAS 123R will be consistent with proforma disclosures currently being made.

Note 3:	Acquisitions

These following acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the dates of acquisition.

In November 2004 (fiscal 2005), the Company acquired Morliny S.A. (Morliny) and Comtim Group SRL (Comtim) in the Other segment for approximately $71.5 million plus the assumption of certain liabilities. Morliny is a meat processor in Poland and Comtim is an integrated meat processing company in Romania. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $20.8 million.

In November 2004 (fiscal 2005), the Company also acquired majority positions in two companies reported in the Pork segment for approximately $27.5 million plus the assumption of certain liabilities. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $22.7 million.

In October 2004 (fiscal 2005), the Company acquired MF Cattle Feeding, Inc. (MFI) in the Beef segment from ConAgra Foods, Inc. (ConAgra) for approximately $56.6 million. The principal assets of MFI are three cattle feedlots in Colorado and one in Idaho. The one-time feeding capacity of the feedlots, which will be operated by the Beef segment, is 357,000 head. The acquired assets did not include any of the cattle owned by ConAgra located on the feedlots at closing. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $19.3 million.

In July 2004 (fiscal 2005), the Company acquired Jean Caby S.A. (Jean Caby) and related companies in the Other segment for approximately $33.6 million plus the assumption of certain liabilities. Jean Caby produces and markets cured and cooked processed meats including deli cooked hams, dry sausages, cocktail sausages and hot dogs. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $10.6 million.

Had the acquisitions of Morliny, Comtim, the two Pork segment companies, MFI and Jean Caby occurred at the beginning of the preceding fiscal year, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for the 13 or 39 weeks ended January 30, 2005 or for the 14 or 40 weeks ended February 1, 2004.

In March 2004 (fiscal 2004), the Company acquired a 70% stake in Agrotorvis SRL (Agrotorvis) in the Other segment for approximately $23.8 million. Agrotorvis has hog production and pork processing assets in Romania. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $0.3 million.

In October 2003 (fiscal 2004), the Company completed the acquisition of substantially all of the assets of Farmland Foods, Inc. (Farmland Foods) in the Pork segment, the pork production and processing business of Farmland Industries, Inc., for approximately $377.4 million, plus the assumption of certain Farmland Foods liabilities. The assumed liabilities include a $67.4 million pension obligation, net of associated assets. The Company recorded the fair value of trademarks totaling $100.0 million. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed was recorded as goodwill totaling $35.2 million. Had the acquisition of Farmland Foods occurred at the beginning of the preceding fiscal year, sales, net income and net income per diluted share would have been $7,519.5 million, $109.1 million and $.98, respectively, for the 40 weeks ended February 1, 2004.

In September 2003 (fiscal 2004), the Company acquired 90% of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) in the Pork segment for approximately $54.8 million plus the assumption of certain liabilities. Cumberland Gap is a processor of premium-branded smoked hams, sausages and other specialty pork products. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $30.9 million.

In September 2003 (fiscal 2004), the Company acquired Alliance Farms Cooperative Association (Alliance) in the Hog Production segment for approximately $23.1 million. Alliance is a farrow to nursery operation producing weaned pigs that are finished at other company-owned facilities, thereby providing approximately 500,000 market hogs annually.

Had the acquisitions of Agrotorvis, Cumberland Gap and Alliance occurred at the beginning of the preceding fiscal year, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for the 14 or 40 weeks ended February 1, 2004.

Note 4:	Disposition and Facility Closure

In April 2004 (fiscal 2004), the Company completed the sale of all of the outstanding stock of Schneider Corporation (Schneider) to Maple Leaf Foods Inc. for approximately $279.4 million, including the assumption of Schneider’s outstanding debt. Schneider’s results of operations and cash flows have been reflected in the consolidated condensed financial statements and notes as discontinued operations. Sales and income before income taxes of Schneider were $227.0 million and $6.3 million, respectively, for the 14 weeks ended February 1, 2004, and $675.3 million and $19.7 million for the 40 weeks ended February 1, 2004.

During the second quarter of fiscal 2005, the Company ceased operations at Showcase Foods, Inc. (Showcase Foods) in the Beef segment. In connection with the closing, the Company recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. Through the end of the third quarter of fiscal 2005, Showcase Foods had incurred operating losses of $5.2 million. The Company does not currently expect to incur further charges related to the closing of the Showcase Foods facility.

Note 5:	Equity Investments

In February 2004 (fiscal 2004), the Company purchased 8,008,294 shares of Campofrío Alimentación S.A. (Campofrío) for approximately $87.9 million. This investment represented 15% of the outstanding shares of Campofrío. The Company did not have the ability to exercise significant influence over the management of Campofrío and, therefore, the investment was accounted for as an available-for-sale security in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

In August 2004 (fiscal 2005), in two separate transactions, the Company purchased a total of 3,787,265 additional shares of Campofrío for approximately $49.0 million. The Company currently holds 11,795,559 shares, or 22% of the outstanding shares, of Campofrío. In accordance with Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), the Company determined that it had the ability to exercise significant influence over the operations of Campofrío and that the additional investment triggered a change in accounting for the investment from an available-for-sale security to the equity method, which the Company adopted in the first quarter of fiscal 2005. As required by APB 18, the Company evaluated whether the investment and results of operations for the prior periods presented were material so as to warrant retroactive adjustment. The Company determined that the change was immaterial to the consolidated results of operations and has not restated its fiscal 2004 consolidated statement of income to reflect the application of the equity method. However, the Company determined that the change was material to the consolidated balance sheet and has, therefore, reclassified $116.1 million of marketable equity securities from other long-term assets to investments, $9.8 million of deferred tax liabilities from other long-term liabilities to investments and $18.3 million of gains on marketable securities from accumulated other comprehensive loss to investments on its May 2, 2004 consolidated balance sheet to reflect the application of the equity method.

Note 6:	Inventories

Inventories consist of the following:

(In millions)	January 30, 2005	May 2, 2004
Fresh and processed meats	$633.3	$532.7
Live hogs	487.5	480.7
Live cattle	234.5	100.2
Other	260.8	159.3
Fair value derivative instrument adjustment	0.2	55.9

Total inventories	$1,616.3	$1,328.8

Note 7:	Debt Issuances

In November 2004 (fiscal 2005), the Company issued $200.0 million of seven-year, 7% senior unsecured notes due 2011. The notes issued in November were issued at 106% of par to yield 5.9%. In August 2004 (fiscal 2005), the Company issued $400.0 million of seven-year, 7% senior unsecured notes due 2011. Net proceeds of the sale of these notes were used to repay indebtedness under the Company’s primary revolving credit facility (the Facility). The Company expects to use the availability under the Facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

Note 8:	Guarantees

As of January 30, 2005, the Company has guarantees for the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: $66.0 million of debt borrowed by one of the Company’s Mexican joint ventures, Agroindustrial del Noroeste (Norson); up to $6.0 million of loans obtained by strategically important farmers under contract to the Hog Production segment; up to $3.5 million of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas Carroll de Mexico; and $2.5 million with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the Facility.

Note 9:	Pension Plans

The components of net periodic pension cost consist of:

(In millions)	13 Weeks Ended January 30, 2005	14 Weeks Ended February 1, 2004	39 Weeks Ended January 30, 2005	40 Weeks Ended February 1, 2004
Components of net periodic cost:
Service cost	$5.7	$5.6	$17.2	$11.6
Interest cost	13.9	13.6	41.6	25.6
Expected return on plan assets	(14.7)	(13.4)	(44.1)	(22.9)
Net amortization	2.2	3.0	6.5	9.2

Net periodic cost	$7.1	$8.8	$21.2	$23.5

Expense related to Farmland Foods pension plans is included from the date of acquisition.

Note 10:	Stock Options

The Company uses the fair value method to account for stock options granted after fiscal 2002. The Company records compensation expense for stock options based on their fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. For the 13 and 39 weeks ended January 30, 2005 and for the 14 and 40 weeks ended February 1, 2004, the impact of recording compensation expense for stock options granted after fiscal 2002 was less than one cent per diluted share.

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

(In millions)	13 Weeks Ended January 30, 2005	14 Weeks Ended February 1, 2004	39 Weeks Ended January 30, 2005	40 Weeks Ended February 1, 2004
Net income, as reported	$97.5	$46.1	$210.8	$104.4
Pro forma net income	96.7	45.3	208.4	101.9
Net income per share, as reported:
Basic	.88	.42	1.90	.95
Diluted	.87	.41	1.88	.94
Pro forma net income per share:
Basic	.87	.41	1.87	.93
Diluted	.86	.41	1.86	.91

Note 11:	Comprehensive Income

The components of comprehensive income, net of tax, consist of:

(In millions)	13 Weeks Ended January 30, 2005	14 Weeks Ended February 1, 2004	39 Weeks Ended January 30, 2005	40 Weeks Ended February 1, 2004
Net income	$97.5	$46.1	$210.8	$104.4
Hedge accounting	6.8	12.6	(28.5)	8.6
Unrealized gain on securities	0.2	—	0.2	—
Foreign currency translation	23.8	(4.8)	33.2	15.5

Total comprehensive income	$128.3	$53.9	$215.7	$128.5

Note 12:	Derivatives and Hedging Activities

The fair value gain (loss) on the Company’s open derivative financial instruments consists of:

(In millions)	January 30, 2005	May 2, 2004
Livestock	$(1.3)	$(64.8)
Grains	(45.2)	6.3
Interest rates	(5.0)	(6.2)
Foreign currency	(3.8)	(1.2)

Note 13:	Litigation

In November 2004 (fiscal 2005), the Company announced its settlement of the civil suit that the U.S. Department of Justice (the DOJ) filed against the Company on February 28, 2003, related to the Company’s 1998 and 1999 to 2001 acquisitions of shares of IBP, inc. In settling the suit, the Company did not admit any wrongdoing and agreed to pay to the government $2.0 million, which was recorded as a corporate selling, general and administrative charge during the second quarter of fiscal 2005 and paid during the third quarter of fiscal 2005.

Note 14:	Segment Data

The Company conducts its business through four reporting segments, Pork, Beef, Hog Production and Other, each of which is comprised of a number of subsidiaries. The following table presents sales and operating profit by reportable segment for the fiscal periods indicated:

(In millions)	13 Weeks Ended January 30, 2005	14 Weeks Ended February 1, 2004	39 Weeks Ended January 30, 2005	40 Weeks Ended February 1, 2004
Sales:
Segment sales—
Pork	$2,062.3	$1,844.2	$5,710.0	$4,134.4
Beef	551.6	600.0	1,673.5	1,865.4
Hog Production	544.3	340.1	1,598.0	979.8
Other	346.9	207.1	835.2	573.2

Total segment sales	$3,505.1	$2,991.4	$9,816.7	$7,552.8

Intersegment sales—
Pork	$(5.3)	$(11.1)	$(18.9)	$(38.1)
Beef	(5.9)	(5.7)	(11.2)	(16.7)
Hog Production	(424.1)	(264.1)	(1,329.1)	(733.0)
Other	(9.7)	(6.8)	(26.6)	(20.0)

Total intersegment sales	(445.0)	(287.7)	(1,385.8)	(807.8)

Consolidated sales	$3,060.1	$2,703.7	$8,430.9	$6,745.0

Operating profit:
Pork	$49.8	$99.6	$111.5	$124.5
Beef	(0.2)	7.4	(7.0)	79.4
Hog Production	145.1	(7.8)	342.9	53.7
Other	13.9	13.6	34.1	12.0
Corporate	(24.8)	(15.2)	(67.2)	(43.9)

Consolidated operating profit	$183.8	$97.6	$414.3	$225.7

The following table shows the change in the carrying amount of goodwill by reportable segment for the 39 weeks ended January 30, 2005:

(In millions)	Pork	Beef	Hog Production	Other	Total
Balance, May 2, 2004	$102.4	$118.2	$166.3	$112.9	$499.8
Goodwill from acquisitions during the year	22.7	22.8	0.2	31.4	77.1
Other goodwill adjustments(1)	1.9	—	0.3	26.3	28.5

Balance, January 30, 2005	$127.0	$141.0	$166.8	$170.6	$605.4

(1)	Other goodwill adjustments include deferred tax, foreign currency translation and purchase price adjustments.

Note 15:	Subsequent Event

In February 2005 (fiscal 2005), the Company and ContiBeef LLC (ContiBeef), a subsidiary of ContiGroup Companies, Inc., announced that they have agreed to form a 50/50 joint venture cattle feeding business. The new entity will include all six feedyards currently owned by ContiBeef and the four feedyards owned by the Company since October 2004 (fiscal 2005) and will be a stand-alone operating company, independent from both the Company and ContiGroup Companies.

The new entity will have facilities in five states (Colorado, Idaho, Kansas, Oklahoma, and Texas) with a one-time total feeding capacity of 811,000 head and expects to sell cattle to multiple U.S. beef packing firms throughout the U.S. using a variety of marketing methods, consistent with the manner in which ContiBeef’s feedyards have operated historically.

Financing for the venture will be provided through a combination of equity investments by ContiGroup Companies and the Company and a non-recourse senior credit facility arranged by Rabobank International.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Smithfield Foods, Inc. (the Company) conducts its business through four reporting segments, Pork, Beef, Hog Production and Other, each of which is comprised of a number of subsidiaries. The Pork segment consists primarily of eight wholly- or majority-owned United States (U.S.) fresh pork and processed meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries and two cattle feeding operations. The Other segment is comprised of the Company’s international meat processing operations, mainly in Poland, France and Romania and its interests in Spain, together with the Company’s turkey production operations and its interests in turkey processing operations. The Hog Production segment consists mainly of hog production operations located in the U.S. and Poland. Each of the Company’s segments has certain joint ventures and other investments in addition to its primary operations.

RESULTS OF CONTINUING OPERATIONS

Overview

General Factors Affecting the Results of Continuing Operations

The fiscal quarter and year-to-date periods ended January 30, 2005 include 13 and 39 weeks of operations compared to 14 and 40 weeks of operations included in the comparable periods ended February 1, 2004.

Fiscal 2005 hog prices increased over lower levels in fiscal 2004. This increased the sales and operating profit of the Hog Production segment and the raw materials cost in the Pork segment.

Export markets for U.S. beef products remain closed following the discovery of a case of Bovine Spongiform Encephalopathy (BSE) in the State of Washington in December 2003 (fiscal 2004), negatively affecting beef margins that were also impacted by higher cattle prices. Beef volumes were down 11% and 12% for the quarter and year to date periods, respectively.

In October 2003 (fiscal 2004), the Company completed the acquisition of substantially all of the assets of Farmland Foods, Inc. (Farmland Foods), the pork production and processing business of Farmland Industries, Inc.

Facility Closure

Despite the Company’s efforts to build a viable business in the Beef segment at the Showcase Foods, Inc. (Showcase Foods) facility, Showcase Foods continued to incur operating losses, and the Company ceased operations there in the second quarter of fiscal 2005. In connection with the closing, the Company recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. Through the end of the third quarter of fiscal 2005, Showcase Foods had incurred operating losses of $5.2 million. The Company does not currently expect to incur further charges related to the closing of the Showcase Foods facility.

Investment in Campofrío

In February 2004 (fiscal 2004), the Company purchased 8,008,294 shares of Campofrío Alimentación S.A. (Campofrío) for approximately $87.9 million. This investment represented 15% of the outstanding shares of Campofrío. The Company did not have the ability to exercise significant influence over the management of Campofrío and, therefore, the investment was accounted for as an available-for-sale security in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

In August 2004 (fiscal 2005), in two separate transactions, the Company purchased a total of 3,787,265 additional shares of Campofrío for approximately $49.0 million. The Company currently holds 11,795,559 shares, or 22% of the outstanding shares of Campofrío. In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), the Company determined that it had the ability to exercise significant influence over the operations of Campofrío and that the additional investment triggered a change in accounting for the investment from an available-for-sale security to the equity method, which the Company adopted in the first quarter of fiscal 2005. As required by APB 18, the Company evaluated whether the investment and results of operations for the prior periods presented were material so as to warrant retroactive adjustment. The Company determined that the change was immaterial to the consolidated results of operations and has not restated its fiscal 2004 consolidated income statement to reflect the application of the equity method. However, the Company determined that the change was material to the consolidated balance sheet and has, therefore, reclassified its May 2, 2004 consolidated balance sheet to reflect the application of the equity method.

Results of Continuing Operations for the 13 Weeks ended January 30, 2005 and for the 14 Weeks ended February 1, 2004

The following table presents sales by reportable segment for the fiscal periods indicated (in millions):

	13 Weeks Ended January 30, 2005	14 Weeks Ended February 1, 2004	$ Change
Sales:
Pork	$2,062.3	$1,844.2	$218.1
Beef	551.6	600.0	(48.4)
Hog Production	544.3	340.1	204.2
Other	346.9	207.1	139.8

	3,505.1	2,991.4	513.7
Intersegment sales	(445.0)	(287.7)	(157.3)

Total sales	$3,060.1	$2,703.7	$356.4

Total sales increased $356.4 million, or 13.2%, to $3,060.1 million for the 13 weeks ended January 30, 2005 from $2,703.7 million for the 14 weeks ended February 1, 2004.

Pork segment sales increased $218.1 million, or 11.8%, to $2,062.3 million for the 13 weeks ended January 30, 2005 from $1,844.2 million for the 14 weeks ended February 1, 2004. Total fresh pork and processed meats volumes in the Pork segment, including acquisitions, decreased five percent with fresh pork volumes decreasing seven percent and processed meats decreasing two percent. Excluding acquisitions, total pork volumes decreased six percent with fresh pork volumes decreasing seven percent and processed meats decreasing three percent. Excluding the effect of an extra week in the prior year period, and acquisitions, total fresh pork and processed meats volumes increased one percent. Average unit selling prices in the Pork segment increased 18%, reflecting increased raw material costs.

Beef segment sales decreased $48.4 million, or 8.1%, to $551.6 million for the 13 weeks ended January 30, 2005 from $600.0 million for the 14 weeks ended February 1, 2004. The decrease in Beef segment sales was due primarily to an 11% decrease in total volumes, which resulted primarily from the continuing depressed market conditions, for beef as many key export markets remained closed to U.S. beef because of the discovery in December 2003 (fiscal 2004) of a single case of BSE in the State of Washington and a 10% decrease in average unit selling prices for beef. Excluding the effect of an extra week in the prior year period, total beef volumes decreased four percent.

Hog Production segment sales increased $204.2 million, or 60.0%, to $544.4 million for the 13 weeks ended January 30, 2005 from $340.1 million for the 14 weeks ended February 1, 2004. The increase in Hog Production segment sales was due mainly to a 48% increase in live hog market selling prices and the inclusion of acquisitions and newly consolidated businesses partially offset by a three percent decrease in head sold. Excluding the effect of an extra week in the prior year period, head sold increased five percent.

Other segment sales increased $139.8 million, or 67.5%, to $346.9 million for the 13 weeks ended January 30, 2005 from $207.1 million for the 14 weeks ended February 1, 2004. Due in large part to acquisitions in France, Poland and Romania, and the strengthening of foreign currencies against the U.S. dollar the Company had increased sales in each of its foreign locations.

Gross profit increased $85.6 million, or 31.9%, to $353.8 million for the 13 weeks ended January 30, 2005 from $268.2 million for the 14 weeks ended February 1, 2004. The increase was mainly the result of substantially higher margins in the Hog Production segment on a 48% increase in live hog market prices partially offset by higher raw material costs in the Pork segment.

Selling, general and administrative expenses decreased $0.6 million, or 0.4%, to $170.0 million for the 13 weeks ended January 30, 2005 from $170.6 million for the 14 weeks ended February 1, 2004. Increased variable compensation expenses were offset by foreign exchange gains recorded in foreign operations.

The following table presents operating profit by reportable segment for the fiscal periods indicated (in millions):

	13 Weeks Ended January 30, 2005	14 Weeks Ended February 1, 2004	$ Change
Operating Profit:
Pork	$49.8	$99.6	$(49.8)
Beef	(0.2)	7.4	(7.6)
Hog Production	145.1	(7.8)	152.9
Other	13.9	13.6	0.3
Corporate	(24.8)	(15.2)	(9.6)

Total operating profit	$183.8	$97.6	$86.2

Total operating profit increased $86.2 million, or 88.3%, to $183.8 million for the 13 weeks ended January 30, 2005 from $97.6 million for the 14 weeks ended February 1, 2004.

Pork segment operating profit decreased $49.8 million, or 50.0%, to $49.8 million for the 13 weeks ended January 30, 2005 from $99.6 million for the 14 weeks ended February 1, 2004. The decrease was mainly due to a 48% increase in live hog market prices. While pork selling prices have increased, these prices have not been sufficient to fully recover the increased raw material costs.

The Beef segment reported an operating loss of $0.2 million for the 13 weeks ended January 30, 2005 compared to operating profit of $7.4 million for the 14 weeks ended February 1, 2004 despite weak demand, closed export markets, tight cattle supplies and high cattle costs. Factors adversely affecting results in the Beef segment were an 11% decrease in volume, a 10% decrease in average unit selling price and a four percent increase in raw material costs. The decrease resulted primarily from the continuing depressed market conditions for beef as many key export markets remained closed to U.S. beef because of the discovery in December 2003 (fiscal 2004) of a single case of BSE in the State of Washington.

Hog Production segment operating profit was $145.1 million for the 13 weeks ended January 30, 2005 compared to an operating loss of $7.8 million for the 14 weeks ended February 1, 2004. Hog Production segment operating profits increased substantially, primarily due to the increase in selling prices, partially offset by a three percent decrease in head sold and a two percent increase in raising costs.

Other segment operating profit increased $0.3 million, or 2.2%, to $13.9 million for the 13 weeks ended January 30, 2005 from $13.6 million for the 14 weeks ended February 1, 2004. Strong results from the Company’s turkey operations were offset by slightly lower overall operating profit at the Company’s international subsidiaries.

Corporate expenses increased $9.6 million, or 63.2%, to $24.8 million for the 13 weeks ended January 30, 2005 from $15.2 million for the 14 weeks ended February 1, 2004. The increase is mainly due to a variable compensation expense related to the increase in overall Company profits.

Interest expense increased $2.4 million, or 7.1%, to $36.1 million for the 13 weeks ended January 30, 2005 from $33.7 million for the 14 weeks ended February 1, 2004. In last year’s period the Company recognized $7.5 million of financing costs associated with the issuance of a bridge loan to complete the acquisition of Farmland Foods. The increase was mainly due to higher borrowings on the Company’s primary revolving credit facility (the Facility) and additional offerings of longer-term, fixed rate debt. The increase in debt balances and borrowings on the Facility were mainly to fund acquisitions and other investments.

The effective income tax rate decreased slightly to 34.0% for the 13 weeks ended January 30, 2005 as compared to 34.1% for the 14 weeks ended February 1, 2004.

Results of Continuing Operations for the 39 Weeks ended January 30, 2005 and 40 Weeks ended February 1, 2004

The following table presents sales by reportable segment for the fiscal periods indicated (in millions):

	39 Weeks Ended January 30, 2005	40 Weeks Ended February 1, 2004	$ Change
Sales:
Pork	$5,710.0	$4,134.4	$1,575.6
Beef	1,673.5	1,865.4	(191.9)
Hog Production	1,598.0	979.8	618.2
Other	835.2	573.2	262.0

	9,816.7	7,552.8	2,263.9
Intersegment sales	(1,385.8)	(807.8)	(578.0)

Total sales	$8,430.9	$6,745.0	$1,685.9

Total sales increased $1,685.9 million, or 25.0%, to $8,430.9 million for the 39 weeks ended January 30, 2005 from $6,745.0 million for the 40 weeks ended February 1, 2004.

Pork segment sales increased $1,575.6 million or 38.1%, to $5,710.0 million for the 39 weeks ended January 30, 2005 from $4,134.4 million for the 40 weeks ended February 1, 2004. The increase in Pork segment sales was due in large part to the acquisition of Farmland Foods, which had revenues of $979.9 million during the first two quarters of fiscal 2005. Total fresh pork and processed meats volumes in the Pork segment, including acquisitions, increased 19%, with fresh pork volumes increasing 19% and processed meats increasing 17%. Excluding acquisitions, fresh and processed pork volumes each decreased one percent. Excluding the effect of an extra week in the prior year period and acquisitions, total fresh pork and processed meats volumes increased two percent. Average unit selling prices in the Pork segment increased 17%, reflecting the pass through of a portion of the higher raw material costs and a strong consumer demand for pork.

Beef segment sales decreased $191.9 million, or 10.3%, to $1,673.5 million for the 39 weeks ended January 30, 2005 from $1,865.4 million for the 40 weeks ended February 1, 2004. The decrease in Beef segment sales was due mainly to a 12% decrease in total volumes, which resulted primarily from the continuing depressed market conditions as export markets remained closed to U.S. beef because of the discovery in December 2003 (fiscal 2004) of a single case of BSE in the State of Washington and a seven percent decrease in average unit selling prices for beef. The decreases were partially offset by revenue from cattle feeding operations.

Hog Production sales increased $618.2 million, or 63.1%, to $1,598.0 million for the 39 weeks ended January 30, 2005 from $979.8 million for the 40 weeks ended February 1, 2004. The increase in Hog Production segment sales was due mainly to a 38% increase in live hog market selling prices coupled with an eight percent increase in head sold due to the inclusion of acquired and newly consolidated businesses.

Other segment sales increased $262.0 million, or 45.7%, to $835.2 million for the 39 weeks ended January 30, 2005 from $573.2 million for the 40 weeks ended February 1, 2004. Sales in the Company’s Other segment grew due to improved results in its turkey operations from favorable industry conditions as well as the impact of acquisitions in France, Poland and Romania and the strengthening of foreign currencies against the U.S. dollar.

Gross profit increased $244.2 million, or 37.8%, to $890.5 million for the 39 weeks ended January 30, 2005 from $646.3 million for the 40 weeks ended February 1, 2004. The increase was mainly the result of substantially higher margins in the Hog Production segment due to a 38% increase in live hog market prices and the inclusion of the results of Farmland Foods in the Pork segment.

Selling, general and administrative expenses increased $55.6 million, or 13.2%, to $476.2 million for the 39 weeks ended January 30, 2005 from $420.6 million for the 40 weeks ended February 1, 2004. The increase was mainly due to the inclusion of $51.3 million of expenses of Farmland Foods in the first two quarters of fiscal 2005.

The following table presents operating profit by reportable segment for the fiscal periods indicated (in millions):

	39 Weeks Ended January 30, 2005	40 Weeks Ended February 1, 2004	$ Change
Operating Profit:
Pork	$111.5	$124.5	$(13.0)
Beef	(7.0)	79.4	(86.4)
Hog Production	342.9	53.7	289.2
Other	34.1	12.0	22.1
Corporate	(67.2)	(43.9)	(23.3)

Total operating profit	$414.3	$225.7	$188.6

Total operating profit increased $188.6 million, or 83.6%, to $414.3 million for the 39 weeks ended January 30, 2005 from $225.7 million for the 40 weeks ended February 1, 2004.

Pork segment operating profit decreased $13.0 million, or 10.4%, to $111.5 million for the 39 weeks ended January 30, 2005 from $124.5 million for the 40 weeks ended February 1, 2004. The decrease was mainly due to a 38% increase in live hog market prices. While pork selling prices have increased, these prices have not been sufficient to fully recover the increased raw material costs. This decrease was partially offset by $25.0 million of incremental operating profit at Farmland Foods during the first two quarters of fiscal 2005.

The Beef segment reported an operating loss of $7.0 million for the 39 weeks ended January 30, 2005 compared to operating profit of $79.4 million for the 40 weeks ended February 1, 2004. Factors adversely affecting results in the Beef segment were a 12% decrease in volume, a seven percent decrease in average unit selling price and a six percent increase in raw material costs. The decreases resulted primarily from the continuing depressed market conditions for beef as many key export markets remained closed to U.S. beef because of the discovery in December 2003 (fiscal 2004) of a single case of BSE in the State of Washington. In addition, during the second quarter of fiscal 2005, the Company recorded a pre-tax charge of $4.0 million related to the closure of the Showcase Foods facility.

Hog Production operating profit increased $289.2 million to $342.9 million for the 39 weeks ended January 30, 2005 from $53.7 million for the 40 weeks ended February 1, 2004. Hog Production segment operating profits increased substantially, mainly due to the increase in selling prices and head sold, partially offset by a four percent increase in raising costs. In addition, commodity futures contracts for live hogs reduced the Hog Production segment’s operating profit by $78.2 million for the 39 weeks of fiscal 2005. These contracts were the result of the Company’s decision, earlier in the 2004 calendar year, to lock in profits in hog production before the unexpected increase in live hog market prices occurred during the first quarter of fiscal 2005. During the same period, the Hog Production segment’s results benefited by $26.0 million from favorable grain purchasing agreements, also entered into earlier in the 2004 calendar year.

Other segment operating profit increased $22.1 million, or 184.2%, to $34.1 million for the 39 weeks ended January 30, 2005 from $12.0 million for the 40 weeks ended February 1, 2004. Operating profits in the Other segment grew due to improved results in the Company’s turkey operations, Mexican operations and due to income in the current period from the Company’s investment in Campofrío as well as from favorable industry conditions.

Corporate expenses increased $23.3 million, or 53.1%, to $67.2 million for the 39 weeks ended January 30, 2005 from $43.9 million for the 40 weeks ended February 1, 2004. In last year’s period the Company recognized $7.8 million of financing costs associated with the issuance of a bridge loan to complete the acquisition of Farmland Foods. The increase is mainly due to a variable compensation expense related to the increase in overall Company profits, a $2.0 million charge in the current year period related to the settlement of the DOJ lawsuit and the effect of a $4.5 million gain on the sale of securities in the prior year period.

Interest expense increased $9.3 million, or 10.7%, to $96.2 million for the 39 weeks ended January 30, 2005 from $86.9 million for the 40 weeks ended February 1, 2004. The increase was due mainly to higher borrowings on the Facility and additional offerings of longer-term, fixed rate debt to fund acquisitions and other investments.

The effective income tax rate decreased to 33.7% for the 39 weeks ended January 30, 2005 as compared to 34.0% for the 14 weeks ended February 1, 2004. The effective income tax rate for 39 weeks ended January 30, 2005 was slightly lower due to the utilization of tax carryforwards, previously offset by a valuation allowance, on higher foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, acquisitions, debt retirement and other capital requirements.

The meat processing industry is characterized by high sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its meat inventories and accounts receivable highly liquid and readily convertible into cash. The Hog Production segment also has rapid turnover of accounts receivable. Although inventory turnover in the Hog Production segment is slower, mature hogs are readily convertible into cash. Borrowings under the Company’s credit facilities are used, in part, to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs.

Cash Flows from Operating Activities

Cash provided by operations was $29.4 million for the 39 weeks ended January 30, 2005 and $190.8 million for the 40 weeks ended February 1, 2004. The $119.2 million increase in income from continuing operations was offset by increased inventories, partially due to cattle requirements at the Company’s feed lots, and accounts receivable resulting primarily from increased market prices and commodity futures contract settlements in the current year period.

Cash Flows from Investing Activities

Cash used in investing activities was $407.5 million for the 39 weeks ended January 30, 2005 and $584.6 million for the 40 weeks ended February 1, 2004. In November 2004 (fiscal 2005), the Company acquired Morliny S.A. and Comtim Group SRL for approximately $71.5 million plus the assumption of certain liabilities and majority positions in two companies reported in the Pork segment for approximately $27.5 million plus the assumption of certain liabilities. In October 2004 (fiscal 2005), the Company acquired MF Cattle Feeding, Inc. from ConAgra Foods, Inc. for approximately $56.6 million. In July 2004 (fiscal 2005), the Company acquired Jean Caby S.A. and related companies for approximately $33.6 million plus the assumption of certain liabilities. In the prior year period, the Company reported acquisitions, including Farmland Foods, Cumberland Gap Provision Company and Alliance Farms Cooperative Association, of approximately $478.3 million.

In November 2004 (fiscal 2005), the Company purchased 20% of a domestic pork processing company for approximately $10.6 million. In August 2004 (fiscal 2005), in two separate transactions, the Company purchased a total of 3,787,265 additional shares of Campofrío for approximately $49.0 million. The Company currently holds 11,795,559 shares, or 22% of the outstanding shares, of Campofrío.

Capital expenditures in the 39 weeks ended January 30, 2005 totaled $125.2 million, as compared to $107.8 million in the 40 weeks ended February 1, 2004. Capital expenditures are related mainly to fresh pork and processed meats expansion, plant improvement projects and additional hog production facilities. As of January 30, 2005, the Company had definitive commitments of $146.7 million for capital expenditures mainly for processed meats expansion, foreign farm and production efficiency projects.

In February 2005 (fiscal 2005), the Company and ContiBeef LLC (ContiBeef), a subsidiary of ContiGroup Companies, Inc., announced that they have agreed to form a 50/50 joint venture cattle feeding business. The new entity will include all six feedyards currently owned by ContiBeef and the four feedyards owned by the Company since October 2004 (fiscal 2005) and will be a stand-alone operating company, independent from both the Company and ContiGroup Companies.

The new entity will have facilities in five states (Colorado, Idaho, Kansas, Oklahoma, and Texas) with a one-time total feeding capacity of 811,000 head and expects to sell cattle to multiple U.S. beef packing firms throughout the U.S. using a variety of marketing methods, consistent with the manner in which ContiBeef’s feedyards have operated historically.

Financing for the venture will be provided through a combination of equity investments by ContiGroup Companies and Smithfield and a non-recourse senior credit facility arranged by Rabobank International. The Company’s equity investment commitment is expected to be funded from cash flows from operating activities.

Cash Flows from Financing Activities

Cash provided by financing activities was $387.4 million for the 39 weeks ended January 30, 2005 and $393.4 million for the 40 weeks ended February 1, 2004. In November 2004 (fiscal 2005), the Company issued $200.0 million of seven-year, 7% senior unsecured notes due 2011. The Notes were issued at 106% of par to yield 5.9%. In August 2004 (fiscal 2005), the Company issued $400.0 million of seven-year, 7% senior unsecured notes due 2011. Net proceeds of the sale of these notes were used to repay indebtedness under the Facility. The Company expects to use the availability under the Facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions. During the 40 weeks ended February 1, 2004, the Company issued $350.0 million of 7.75% senior unsecured notes and entered into a $300.0 million 364-day bridge loan and security agreement for the financing of the acquisition of Farmland Foods.

The Company has aggregate credit facilities totaling $938.5 million. As of January 30, 2005, the Company had unused capacity under these credit facilities of $681.3 million, including $658.2 million of unused capacity under the Facility. The Company repaid $251.0 million on the Facility during the 39 weeks ended January 30, 2005 and $224.0 million on the Facility during the 40 weeks ended February 1, 2004.

In June 2003 (fiscal 2004), the Company filed a shelf registration statement with the Securities and Exchange Commission to register sales of up to $750.0 million of its debt, stock and other securities from time to time. Net proceeds to the Company from the possible sale of these securities would be used for general corporate purposes, including an expansion of the Company’s processed meats business and strategic acquisitions.

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

In November 2004 (fiscal 2005), the Company announced its settlement of the civil suit that the U.S. Department of Justice (the DOJ) filed against the Company on February 28, 2003, related to the Company’s 1998 and 1999 to 2001 acquisitions of shares of IBP, inc. The DOJ was seeking $5.5 million in civil penalties. In settling the suit, the Company did not admit any wrongdoing and agreed to pay to the government $2.0 million, which was recorded as a corporate selling, general and administrative charge during the second quarter of fiscal 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Form 10-Q Quarterly Report filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1	—	Registration Rights Agreement dated as of November 19, 2004 between the Company and the Initial Purchaser named therein regarding the registration by the Company of $200,000,000 senior notes due 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2004).

Exhibit 4.2	—	Amendment No. 7 dated as of January 28, 2005 among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001, as amended, for a $900,000,000 secured multi-year revolving credit facility (filed herewith).

Exhibit 4.3	—	Amendment Agreement No. 1 dated as of February 15, 2005 among the Company and each of the Current Holders listed on Annex 1 thereto, relating to the Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004, relating to $133,102,942 in senior secured notes, series B, E, F and G (filed herewith).

Exhibit 4.4	—	Amendment Agreement No. 1 dated as of February 15, 2005 among the Company and each of the Current Holders listed on Annex 1 thereto, relating to the Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004, relating to $225,000,000 in senior secured notes, series I through L (filed herewith).

Exhibit 4.5	—	Amendment Agreement No. 1 dated as of February 15, 2005 among the Company and each of the Current Holders listed on Annex 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 29, 2004, relating to $75,000,000 in senior secured notes, series M (filed herewith).

Exhibit 4.6	—	Amendment Agreement No. 1 dated as of February 15, 2005 among the Company and each of the Current Holders listed on Annex 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 29, 2004, relating to $55,000,000 in senior secured notes, series O through P (filed herewith).

Exhibit 31.1	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/S/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

/S/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date: March 10, 2005