Form 10-K
period 2005-05-01
SMITHFIELD FOODS INC
filed 2005-07-11
CIK 91388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 2005

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

The aggregate market value of the shares of Registrant’s Common Stock held by non-affiliates as of October 29, 2004 was approximately $1.7 billion. This figure was calculated by multiplying (i) the $24.23 last sales price of Registrant’s Common Stock as reported on the New York Stock Exchange on the last business day of the Registrant’s most recently completed second fiscal quarter by (ii) the number of shares of Registrant’s Common Stock not held by any officer or director of the Registrant or any person known to the Registrant to own more than five percent of the outstanding Common Stock of the Registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the Registrant is in fact an affiliate of the Registrant.

At June 15, 2005, 111,054,597 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporate certain information by reference from the Registrant’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 26, 2005.

i

PART I

Item 1.    Business

Smithfield Foods, Inc., the registrant, together with its subsidiaries, is referred to herein as the “Company”.

General

The Company is the largest hog producer and pork processor in the world and the fifth largest beef processor in the United States (U.S.). The Company conducts its business through six reporting segments, Pork, Beef, Hog Production (HP), International, Other and Corporate, each of which is comprised of a number of subsidiaries. Prior to the fourth quarter of fiscal 2005, the Company conducted its business through five reporting segments, Pork, Beef, HP, Other and Corporate. The Company has reclassified the segment information for fiscal 2004 and 2003 to conform to the fiscal 2005 presentation. See Note 13 in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” for additional segment and geographic information.

Pork Segment

The Pork segment produces a wide variety of fresh pork and processed meats products in the U.S. and markets them nationwide and to numerous foreign markets, including Japan, Mexico, Canada and Australia. The Pork segment currently operates over 40 processing plants.

During the preceding five fiscal years, the Company’s main acquisitions in the Pork segment were:

Date	Business	Description
Fiscal 2004	Farmland Foods, Inc.	Sixth largest pork processor in the U.S. producing 1 billion pounds of fresh pork and 500 million pounds of processed meat under the Farmland, Carando, Ohse, and Roegelein brands. Farmland Foods is headquartered in Kansas City, Missouri.

Fiscal 2004	Cumberland Gap Provision Co.	90% interest in this processor of premium, branded hams, sausages and other specialty products, based in Middlesboro, Kentucky.

Fiscal 2003	Stefano Foods, Inc.	80% interest in this producer and marketer of Italian convenience foods, including stuffed pizza rings and calzones, based in Charlotte, North Carolina.

The following table shows, for the fiscal periods indicated, the percentages of the Pork segment revenues derived from fresh pork, processed meats and other products.

	Fiscal Year Ended
	May 1, 2005	May 2, 2004	April 27, 2003
Processed meats	50%	50%	51%
Fresh pork	49%	48%	46%
Other products	1%	2%	3%

	100%	100%	100%

Historically, processed meats in the Pork segment have increased as a percentage of sales reflecting the Company’s acquisitions of higher-margin processed meats operations and the Company’s continued focus on converting fresh pork sales to further-processed, value-added products with higher margins. With the inclusion of the substantial fresh pork business of Farmland Foods, Inc. (Farmland Foods), the percentage of revenue from fresh pork increased slightly during fiscal 2004 and 2005.

Fresh pork products.    The Company’s Pork segment sold approximately 3.5 billion pounds of fresh pork in fiscal 2005. The Company’s Pork segment processes hogs at eight plants (five in the Midwest and three in the Southeast), with a current aggregate slaughter capacity of 111,000 hogs per day. A substantial portion of the Pork segment’s fresh pork is sold to retail customers as unprocessed, trimmed cuts such as butts, loins (including roasts and chops), picnics and ribs. Pork segment revenue from third party further processors is declining as the Company is using more of its own hams and pork bellies to increase its processed meats production.

Processed meats products.    The Company’s Pork segment sold approximately 2.4 billion pounds of processed meats products in fiscal 2005. The Company produces a wide variety of processed meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. The Company markets its domestic processed meats products under labels that include Smithfield, Farmland, John Morrell, Gwaltney, Great, Cumberland Gap, Dinner Bell, Carando, Kretschmar, Lean Generation, Lykes, Esskay, Valleydale, Ember Farms, Rath, Roegelein, Ohse, Stefano’s, Williamsburg, Tom & Ted’s and Jamestown. The Pork segment also sells a substantial quantity of processed meats as private-label products. The Company continues to emphasize a strategy of converting more of its fresh meat raw materials into value-added, further processed meats. During fiscal 2005, the Company built new lines to process bacon that increased capacity by 12%. The Company expects this increased capacity to enable it to become a net buyer of fresh bellies over time. In addition, the Company announced plans to build a new state of the art ham plant in North Carolina.

In recent years, as consumers have become more health conscious, the Company has broadened its product line to include leaner fresh pork products as well as lower-fat and lower-salt processed meats. The Company also markets a line of lower-fat value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40% lower-fat bacon. Management believes that leaner pork products and the recent popularity of low-carbohydrate diets, combined with the industry’s efforts to heighten public awareness of pork as an attractive protein source, have led to increased consumer demand.

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

The Pork segment purchased approximately 44% of its U.S. live hog requirements from the HP segment in fiscal 2005. In addition, the Company has established multi-year agreements with Maxwell Foods, Inc. and Prestage Farms, Inc., which provide the Pork segment with a stable supply of high-quality hogs at market-indexed prices. These producers supplied approximately 11% of the hogs that the Pork segment processed in fiscal 2005.

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

Beef Segment

The Beef segment is composed mainly of two U.S. beef processing subsidiaries and the Company’s cattle feeding operations.

The Beef segment produces mainly boxed beef and ground beef (both chub and case-ready) and markets these products in large portions of the U.S. Prior to December 2003, the Company’s Beef segment sold to over 17 foreign markets, including Canada, China, Japan, Mexico and South Korea.

In December 2003 (fiscal 2004), a case of Bovine Spongiform Encephalopathy (BSE) was discovered in the State of Washington. As a result, beef imports from the U.S. have been banned by many foreign countries. It is not known at this time when the export markets will be re-opened, or the restrictions that may result, for the resumption of normal beef export activity. In June 2005 (fiscal 2006), a second case of BSE in the U.S. was confirmed.

During the preceding five fiscal years, the Company’s main acquisitions in the Beef segment were:

Date	Business	Description
Fiscal 2005	MF Cattle Feeding, Inc.	Cattle feeding operation in Colorado and Idaho with one time feeding capacity of over 357,000 head.

Fiscal 2002	Packerland Holdings, Inc.	Fifth largest beef processor in the U.S. with a current capacity to process approximately 5,950 head per day.

Fiscal 2002	Moyer Packing Company	Ninth largest beef processor in the U.S. with a current capacity to process approximately 1,800 head per day.

The following table shows, for the fiscal periods indicated, the percentages of Beef segment revenues derived from fresh beef, cattle feeding and other products (including hides and rendering).

	Fiscal Year Ended
	May 1, 2005	May 2, 2004	April 27, 2003
Fresh beef	80%	86%	91%
Cattle feeding	11%	4%	0%
Other products	9%	10%	9%

	100%	100%	100%

Beef products.    The Company is the fifth largest beef processor in the U.S., producing approximately 1.3 billion pounds of beef in fiscal 2005. It processes cattle at five plants (three in the Midwest, one in the Northeast and one in the Southwest), with a current aggregate processing capacity of 7,750 cattle per day. Its beef is sold to retail and food service customers as boxed beef and ground beef.

Cattle feeding.    As of May 1, 2005, the Company had approximately 440,000 head of cattle on feed valued at roughly $325 million located at both company-owned and custom feedlots throughout the Northwest, Southwest, Midwest, and East regions of the U.S. The Company utilizes the Beef segment’s company-owned cattle program to meet the increasing demands of the Beef segment’s customers for consistent quality boxed beef products.

On May 20, 2005, the Company and ContiGroup Companies, Inc. completed the formation of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), a 50/50 joint venture between their respective cattle feeding businesses, MF Cattle Feeding, Inc. (MFI) and ContiBeef LLC (ContiBeef). Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup Companies, Inc., currently headquartered in Boulder,

Colorado, with a total of ten feedlots located in Colorado, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms throughout the U.S. using a variety of marketing methods that were already in place at MFI and ContiBeef.

Raw materials.    The primary raw materials of the Beef segment are live cattle. Historically, cattle prices have been subject to substantial fluctuations. Cattle supplies, and consequently prices, are affected by factors such as corn and soybean meal prices, weather and farmers’ access to capital. In addition, there is currently a ban on the import of Canadian cattle that has reduced the supply of cattle in the U.S.

The Beef segment’s five processing plants purchase lean Holstein steers and cows and other cattle primarily from feed yards, auction barns, company-operated buying stations, through direct contract relationships with suppliers in close proximity to processing plants and from the Beef segment’s existing cattle feeding operations. The close proximity of these plants to most of their suppliers reduces transportation costs, shrinkage and bruising of livestock in transit. The Beef segment generally maintains a “bought ahead” position of a one- to two-week supply of live cattle. The Beef segment procures approximately 10% of its live cattle from its existing cattle feeding operations and 16% of its live cattle on a forward contract basis, filling the remainder of its live cattle requirements in the spot market.

Facility closure.    During the second quarter of fiscal 2005, the Company ceased operations at the Showcase Foods, Inc. (Showcase Foods) facility in the Beef segment. In connection with the closing, the Company recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. In addition, Showcase Foods incurred operating losses of $5.2 million during fiscal 2005. The Company does not currently expect to incur further significant losses or charges related to the closing of the Showcase Foods facility.

International Segment

The International segment includes the Company’s international meat processing operations that produce a wide variety of fresh and processed meats products. The Company has controlling interests in international meat processing operations located mainly in Poland, France, Romania and the United Kingdom, and the Company has joint ventures and minority interests located mainly in Spain, Mexico, Romania and China.

During the preceding five fiscal years, the Company’s main acquisitions and the initial investment dates in the International segment were:

Date	Business	Description
Fiscal 2005	Morliny S.A.	A producer and marketer of pork and beef in Poland, which markets its products both domestically and through export channels.

Fiscal 2005	Comtim Group S.R.L.	A hog and pork producer and pork marketer based in Romania, which markets its products mainly domestically.

Fiscal 2005	Jean Caby S.A.	Producer and marketer of branded and private-label hams and other specialty products primarily in the French market.

Fiscal 2004	Campofrío Alimentación S.A.	A 22% ownership interest in a processed meats manufacturer and marketer, headquartered in Madrid, Spain.

Fiscal 2004	Agrotorvis S.R.L.	A 70% interest in a pork processing business in Romania.

The following table shows, for the fiscal periods indicated, the percentages of International segment revenues derived from processed meats, fresh pork and other meat products.

	Fiscal Year Ended
	May 1, 2005	May 2, 2004	April 27, 2003
Processed meats	58%	63%	67%
Fresh pork	20%	15%	26%
Other meat products	22%	22%	7%

	100%	100%	100%

The Pork, Beef and International Segments in General

Customers and marketing.    The Pork, Beef and International segments have significant market presence throughout their respective geographic areas. The Pork, Beef and International segments sell their fresh pork, processed meats, beef and other meat products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. The Company uses both in-house salespersons as well as independent commission brokers to sell its products. In fiscal 2005, the Company sold its products to more than 3,500 customers, none of whom accounted for as much as 10% of the Pork, Beef or International segments’ revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.

The Company’s fundamental marketing strategy is to provide quality and value to the ultimate consumers of its fresh pork, processed meats and beef products. The Company incurred advertising expenses of $116.3 million and $95.8 million in fiscal years 2005 and 2004, respectively, on consumer advertising and trade promotion programs designed to build awareness and increase sales distribution and penetration. The Company also provides sales incentives for its customers through rebates based on achievement of specified volume and/or growth in volume levels.

In fiscal 2005, export sales comprised approximately seven percent of the total combined sales of the Pork and Beef segments. The Company provides Japanese markets with a line of branded fresh pork, as well as other chilled and frozen unbranded fresh pork products. In addition to Japan, the Company currently has export sales to Mexico and to more than three dozen other foreign countries. The Company expects continued growth in its export sales for the foreseeable future, especially in the Company’s operations in the International segment since Poland was admitted to the European Union during fiscal 2004. Export sales are subject to factors beyond the Company’s control, such as tariffs, exchange rate fluctuations and changes in governmental policies. The Company’s Pork and Beef segments conduct the majority of their export sales in U.S. dollars and therefore bear very little currency exchange risk. The Company’s International segment has sales denominated in foreign currencies and, as a result, is subject to certain currency exchange risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Derivative Financial Instruments” for a discussion of the Company’s foreign currency hedging activities.

Seasonality.    The meat processing business is somewhat seasonal in that, traditionally, the periods of higher sales for hams are the holiday seasons such as Christmas, Easter and Thanksgiving, and the periods of higher sales for smoked sausages, hot dogs and luncheon meats are the summer months. The Pork segment typically builds substantial inventories of hams in anticipation of its seasonal holiday business. The Beef segment also enjoys a stronger spring and summer period during the traditional “grilling season”.

Risk management and hedging.    The Company’s Pork, Beef and International segments use recognized price risk management and hedging techniques to enhance sales and to reduce the effect of adverse price changes on its profitability. The Company’s price risk management and hedging activities currently are utilized in the areas of forward sales, hog production margin management, procurement of raw materials for seasonal demand peaks, inventory hedging, hog and cattle contracting and truck fleet fuel purchases. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Derivative Financial Instruments” for a discussion of the Company’s commodity hedging activities.

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

Distribution.    The Pork, Beef and International segments use a combination of private fleets of leased tractors and trailers and independent common carriers and owner operators to distribute fresh pork and beef and processed meats to their customers, as well as to move raw materials between plants for further processing. The Company coordinates deliveries and uses backhauling to reduce overall transportation costs. In the U.S., the Company’s Pork and Beef segments distribute their products directly from some of their plants and from leased distribution centers in Missouri, Pennsylvania, North Carolina, Kansas, Wisconsin, Indiana, Connecticut, California and Texas. The Company also operates distribution centers adjacent to its plants in Bladen County, North Carolina, and Sioux Falls, South Dakota. Internationally, the Company distributes its products through a combination of leased and owned warehouse facilities.

Competition.    The protein industry generally, and the pork and beef processing industries in particular, are highly competitive. The Pork, Beef and International segments’ products compete with a large number of other protein sources, including chicken and seafood, but the Pork, Beef and International segments’ principal competition comes from other pork and beef processors.

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

Hog Production Segment

General.    As a complement to the Company’s Pork and International segments, the Company has vertically integrated into hog production. The HP segment operates numerous hog production facilities with approximately 857,000 sows producing about 14.7 million market hogs annually. In addition, through its joint ventures, the Company has approximately 90,000 sows producing about 1.4 million market hogs annually. Domestically, the HP segment produces approximately 52% of the Pork segment’s live hog requirements. Internationally, the HP segment produces approximately 65% of the International segment’s live hog requirements. The profitability of hog production is directly related to the market price of live hogs and the cost of corn and soybean meal. The HP segment generates higher profits when hog prices are high and corn and soybean meal prices are low, and lower profits (or losses) when hog prices are low and corn and soybean meal prices are high. Management believes that the HP segment furthers the Company’s strategic initiative of vertical integration and reduces its exposure to fluctuations in profitability historically experienced by the pork processing industry. In addition, as food safety becomes increasingly important to the consumer, the Company’s vertically integrated system provides traceability from conception of livestock to consumption of the pork product.

The Company owns certain genetic lines of specialized breeding stock. In fiscal 2003, the Company began marketing the hogs produced under these genetic lines using the name Smithfield Premium Genetics (SPG). The HP segment makes extensive use of these genetic lines, with approximately 620,000 SPG breeding sows. In addition, the Company has sublicensed some of these rights to some of its strategic hog production partners. In addition, through its joint ventures, the Company has approximately 43,000 SPG breeding sows. All hogs produced under these sublicenses are supplied to the Company. The Company believes that the hogs produced by these genetic lines are the leanest hogs commercially available and enable it to market highly differentiated pork products. Management believes that the leanness and increased meat yields of these hogs will, over time, improve the Company’s profitability with respect to both fresh pork and processed meats. In fiscal 2005, the Company processed 11.2 million SPG hogs domestically and 654,000 SPG hogs internationally.

Hog production operations.    The HP segment is the world’s largest hog producer. This segment uses advanced management techniques to produce premium quality hogs on a large scale at a low cost. The Company develops breeding stock, optimizes diets for its hogs at each stage of the growth process, processes feed for its hogs and designs and builds hog containment facilities. The Company believes its economies of scale and production methods, together with its use of the advanced SPG genetics, make it a low cost producer of premium quality hogs. The HP segment also utilizes independent farmers and their facilities to raise hogs produced from its breeding stock. Under multi-year contracts, a farmer provides the initial facility investment, labor and front line management in exchange for a service fee. Currently, approximately 67% of the HP segment’s market hogs are raised on contract farms.

Nutrient management and other environmental issues.    All of the HP segment’s hog production facilities have been designed to meet or exceed all applicable zoning and other government regulations. These regulations require, among other things, maintenance of separation distances between farms and nearby residences, schools, churches, public use areas, businesses, rivers, streams and wells and adherence to required construction standards.

Hog production facilities generate significant quantities of manure, which must be managed properly to protect public health and the environment. The Company believes that it uses the best technologies currently available for the management of swine manure, which require permits under state, and in some instances, federal law. The permits impose standards and conditions on the design and operation of the systems to ensure that they protect public health and the environment, and can also impose nutrient management planning requirements depending on the type of system utilized. The most common system of swine waste management employed by the HP segment’s hog production facilities is the lagoon and spray field system, in which earthen lagoons are utilized to treat the manure before it is applied to agricultural fields by spray application. The nitrogen and phosphorus in the treated manure serve as a crop fertilizer.

The HP segment follows a number of other policies and protocols to minimize the impact of its operations on the environment, including: the employment of environmental management systems; ongoing employee training regarding environmental controls; walk-around inspections at all sites by trained personnel; formal emergency response plans that are regularly updated; and collaboration with manufacturers regarding testing and developing new equipment. For further information see “Environmental Stewardship” and “Regulation” below.

Other Segment

The Other segment is mainly comprised of the Company’s turkey production operations, its interests in turkey processing operations and the Company’s alternative fuels subsidiary, Smithfield BioEnergy LLC (Smithfield BioEnergy), based in Milford, Utah. The turkey operations include hatcheries and production operations as well as a 49% interest in Carolina Turkeys, Inc., one of the nation’s largest turkey processors. Through Smithfield BioEnergy, the Company is beginning to convert hog waste into biomethanol and biodiesel.

Employees

As of May 1, 2005, the Company had approximately 51,290 employees, approximately 21,800 of whom were covered by collective bargaining agreements. The Pork segment had approximately 30,200 employees, approximately 17,900 of whom were covered by collective bargaining agreements; the Beef segment had approximately 5,700 employees, approximately 2,000 of whom were covered by collective bargaining agreements; the International segment had approximately 10,400 employees, approximately 1,900 of whom were covered by collective bargaining agreements; the HP segment had approximately 4,600 employees, none of whom were covered by collective bargaining agreements; the Other segment had approximately 100 employees, none of whom were covered under collective bargaining agreements; and the Corporate segment had approximately 290 employees, none of whom were covered by collective bargaining agreements. The Company believes that its relationship with its employees is satisfactory.

Labor organizing activities occasionally occur at one or more of the Company’s facilities. For example, the Company is involved in a couple of proceedings regarding union representation of employees at two of its processing facilities. In one proceeding, an administrative law judge has directed that a bargaining order be entered against the Company as to one of the facilities. That case is on appeal to the National Labor Relations Board (the Board). In a case involving another facility, the Board has ordered, among other things, that the Company allow a new representation election be held. The case is on appeal to the Circuit Court of Appeals for the District of Columbia. The outcome of these appeals may determine whether approximately 1,800 additional employees will be union represented or whether new representation elections will be conducted to determine this issue.

Environmental Stewardship

In calendar year 2000, in furtherance of the Company’s continued commitment to responsible environmental stewardship, Smithfield Foods, Inc. and its North Carolina-based hog production subsidiaries voluntarily entered into an agreement with the Attorney General of North Carolina (the North Carolina Agreement) designed to enhance water quality in the State of North Carolina through a series of initiatives to be undertaken by the Company and its subsidiaries while protecting their access to swine operations in North Carolina. These initiatives emphasized operations of the Company’s hog production subsidiaries in the State of North Carolina, particularly areas devastated by hurricanes in the fall of 1999.

Under the North Carolina Agreement, the Company has assumed a leadership role in the development of environmentally superior and economically feasible waste management system technologies. Pursuant to the North Carolina Agreement, the Company and its subsidiaries committed to implement environmentally superior and economically feasible technologies for the management of swine waste at the subsidiaries’ farms in North Carolina following a determination made by an expert from North Carolina State University, with advice from peer review panels appointed by him, that such technologies are both environmentally superior and economically feasible to construct and operate at such farms. Initial determinations on the environmental superiority of a subset of the technologies being studied were issued in 2004, and additional determinations related to the environmental superiority and economic feasibility of both the initial subset of technologies receiving determination in 2004, and the remaining technologies, are expected during calendar year 2005. The Company and its subsidiaries have also agreed to provide certain financial and technical assistance to those farms under contract to the subsidiaries as necessary to facilitate their implementation of such technologies determined to be environmentally superior and economically feasible. The Company has paid approximately $13.4 million to date of a $15.0 million commitment under the North Carolina Agreement to help defray the costs of identifying, developing and evaluating such potential technologies. The Company also committed, beginning in calendar year 2000, to pay up to $2.0 million per year for 25 years to assist in the preservation of wetlands and other natural areas in eastern North Carolina and to promote similar environmental enhancement activities.

Through Smithfield BioEnergy, the Company is beginning to convert hog waste into biomethanol and biodiesel.

The Company has assumed a leadership role in the development of environmental management systems, and except for certain recent acquisitions (including those in Romania) and new facilities, all of the Company’s hog production operations and meat processing operations have developed and implemented environmental management systems meeting the requirements of the International Organization for Standardization 14001 (ISO 14001). ISO 14001 is a standard published by the International Organization for Standardization, which establishes a coordinated framework of controls to manage environmental protection within an organization. To obtain ISO 14001 certification, an organization must meet a rigorous and comprehensive set of requirements and criteria developed by experts from all over the world and submit to independent audits of its environmental management systems by third parties.

In addition, throughout the Pork, Beef and International segments, the Company promotes a variety of pollution reduction projects related to energy and water conservation, recycling and pollution prevention.

The Company’s Environmental Compliance Committee oversees the Company’s various environmental initiatives and reports to the board of directors. Members of this committee include, among others, senior management from the Company and its principal operating subsidiaries. The Company’s initiatives under the North Carolina agreement are also overseen by management and the Attorney General of North Carolina.

Animal Welfare Management

The Company has a formalized Animal Welfare Management System (AWMS) which it believes to be one of the most comprehensive animal welfare programs in its industry.

The Company’s AWMS includes processes and procedures relating to the safety, comfort and health of its animals. The Company retained the services of two internationally recognized experts on animal behavior and animal handling, who verified that the Company’s AWMS is credible, science-based and auditable. In addition, the objectives and requirements of our AWMS are regularly audited by the U.S. Department of Agriculture Process Verified Program.

The Company’s AWMS includes procedures designed to monitor animal well-being at all stages of the animal’s life through a series of checklists, inspections and audits. Through this program, the Company’s production personnel receive specific training in the proper methods and practices for the promotion of animal well-being.

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

Water.    In February 2003, the EPA promulgated regulations under the Clean Water Act governing confined animal feeding operations (CAFOs). Among other things, these regulations impose obligations on CAFOs to manage animal waste in ways intended to reduce the impact on water quality. These new regulations were challenged in federal court by both industry and environmental groups. Although a recent decision by the court invalidated several provisions of the regulations, they remain largely intact. Similarly, the State of North Carolina Department of Environment and Natural Resources (NCDENR) announced in July 2002 the issuance of general permits intended to protect state waters from impacts of large animal feeding operations. Environmental groups have initiated proceedings challenging the NCDENR’s action, and the Company has intervened. These proceedings are pending. Although compliance with the federal regulations or state permits will require some changes to the Company’s hog production operations resulting in additional costs to these operations, the Company does not believe that compliance with federal regulations or state permits as promulgated will have a material adverse effect on the Company’s hog production operations. However, there can be no assurance that pending challenges to the regulations or permits will not result in changes to those regulations or permits that may have a material adverse effect on the Company’s financial position or results of operations.

Air.    The EPA is also focusing on the possible need to regulate air emissions from animal feeding operations. During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at the EPA’s request to assist the EPA in making that determination. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, the EPA recently offered to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators would agree to pay a small penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms would be given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. The agreement has been challenged in federal court by several environmental organizations; however, to date, neither the court nor the EPA have taken any action which would suggest that the agreement will not proceed as planned prior to the challenge. The Company and its hog production subsidiaries are currently evaluating whether they will participate in the consent agreement and order. New regulations governing air emissions from animal agriculture operations are likely to emerge from any monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations may not have a material adverse effect on the Company’s financial position or results of operations.

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

SEC Investigation of Royal Ahold/U.S. Foodservice

In April 2003 (fiscal 2003), the Company received a request from the Securities and Exchange Commission (SEC) to furnish documents related to the SEC’s investigation into accounting practices at one of the Company’s customers, the U.S. Foodservice unit of Dutch grocer Royal Ahold. The Company complied fully with that request and was not the focus of the SEC’s investigation. The Company believes that the request it received was similar to others received by a number of other U.S. Foodservice vendors.

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

Item 2.    Properties

The following table lists the Company’s material plants and other physical properties. These properties are suitable for the Company’s needs.

Location	Segment	Operation
Smithfield Packing Plant* Smithfield, Virginia	Pork	Slaughtering and cutting hogs; production of bacon products, smoked meats and dry salt meats; production of hams and picnics

Smithfield Packing Plant* Bladen County, North Carolina	Pork	Slaughtering and cutting hogs; production of boneless hams and loins

Gwaltney Plant* Smithfield, Virginia	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, sausage, bone-in and boneless cooked and smoked hams and picnics

Lykes Meat Group Plant* (operated by Smithfield Packing) Plant City, Florida	Pork	Production of hot dogs, luncheon meats and sausage products

John Morrell Plant* Sioux Falls, South Dakota	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, hot dogs, luncheon meats, smoked and canned hams and packaged lard

John Morrell Plant* Sioux City, Iowa	Pork	Slaughtering and cutting hogs; production of boneless loins

Farmland Plant Crete, Nebraska	Pork	Slaughtering and cutting hogs; fresh and processed pork products

Farmland Plant Monmouth, Illinois	Pork	Slaughtering and cutting hogs; production of bacon and processed hams, extra tender and ground pork

Farmland Plant Dennison, Iowa	Pork	Slaughtering and cutting hogs; production of bacon and processed hams

Patrick Cudahy Plant Cudahy, Wisconsin	Pork	Production of bacon, dry sausage, boneless cooked hams and refinery products

Packerland Packing Plant* Green Bay, Wisconsin	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Packerland Plainwell Plant* Plainwell, Michigan	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Sun Land Packing Plant* Tolleson, Arizona	Beef	Slaughtering and cutting cattle; production of boxed beef

Moyer Packing Plant Souderton, Pennsylvania	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Landivisiau, France	Int’l.	Production of sliced ham, bellies and culinary aids

Quimper, France	Int’l.	Production of shoulder, cooked bacon and pate

Saint Etienne, France	Int’l.	Production of sliced ham, garlic sausage, dry sausage, poultry and cooked loin

Lille, France	Int’l.	Production of deli ham, dry sausage, hot dogs and meat sausage

Animex Plant* Ilawa, Poland	Int’l.	Fresh meat and processed products

Location	Segment	Operation

Animex Plant* Szczecin, Poland	Int’l.	Slaughter and deboning hogs; processed and other pork products

Animex Plant* Starachowice, Poland	Int’l.	Slaughter and deboning hogs; processed and other pork products

Animex Plant* Elk, Poland	Int’l.	Slaughter and deboning hogs; processed and other pork products

Morliny Plant Morliny, Poland	Int’l.	Processed and other pork products

Agrotorvis and Comtim Plants Timisoara, Romania	Int’l.	Deboning, slaughter and rendering hogs

*	Pledged as collateral under various loan agreements.

The HP segment owns and leases numerous hog production facilities, mainly in North Carolina, Utah and Virginia, with additional hog production facilities in Oklahoma, Colorado, Texas, Iowa, Illinois, South Carolina, Missouri, Poland and Romania. A substantial number of these owned facilities are pledged under loan agreements.

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

State of Iowa legislation.    In calendar year 2000 and again in calendar year 2002, an Iowa statute was amended, among other things, to prohibit meat processors from directly or indirectly contracting to raise hogs in Iowa and from providing financing to Iowa hog producers. On January 22, 2003, the Company prevailed in an action in the United States District Court for the Southern District of Iowa, Central Division (the District Court), which declared the Iowa legislation unconstitutional. The State of Iowa appealed that decision to the United States Court of Appeals for the Eighth Circuit (the Court of Appeals). While the appeal was pending and in an effort to address the constitutionality of the statute, the Iowa state legislature amended it again on May 9, 2003. On May 21, 2004, the Court of Appeals vacated the decision and sent the case back to the District Court for consideration of the constitutionality of the statute in light of the May 9, 2003 amendment. The Company intends to continue to challenge vigorously the constitutionality of the amended Iowa statute, although there can be no assurance that the Company will again be successful. If the Company’s challenge is unsuccessful, the Company believes that the most recent amendment to the Iowa statute provides that the Company has until June 30, 2006 to comply with the amended statute. Such legislation and the possible application of legislation may have a material adverse impact on the Company’s operations, which are substantially integrated. In addition, there can be no assurance that the statute will not be further amended by the Iowa state legislature or that similar statutes will not be enacted by other state legislatures.

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

On July 24, 2003, a putative class action complaint was filed on behalf of shareholders of Pennexx in the District Court against Pennexx, its directors (including two of the Company’s officers who were former directors of Pennexx) and the Company. The class action complaint alleged violations of federal securities laws and state common law and sought unspecified compensatory damages. On December 5, 2003, Pennexx filed a cross-claim in the class action against the Company and the Company’s officers who formerly served as directors of Pennexx. The cross-claim alleged, among other things, fraud, breach of fiduciary duty and tortious interference with contractual relations, and sought damages in excess of $226 million.

On October 15, 2004, the Company filed a motion to dismiss Pennexx’s cross-claim, which the District Court granted in full on May 16, 2005. On June 2, 2005, Pennexx filed a Notice of Appeal of the District Court’s dismissal of the cross-claim to the U.S. Court of Appeals for the Third Circuit. The Company continues to believe that the allegations in the cross-claim are unfounded and intends to defend the appeal vigorously.

On January 21, 2004, the Company filed a motion to dismiss the class action suit, which the District Court granted in part and denied in part on September 27, 2004. On February 23, 2005, the shareholder plaintiffs in the class action filed a motion to certify a class of certain Pennexx shareholders. On June 29, 2005, the District Court dismissed the class action without prejudice for lack of prosecution. The District Court took this action following the withdrawal of the lead plaintiff and the failure of any other putative class member to step forward as lead plaintiff. The Company intends to defend any appeal of the dismissal of the class action vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth the name, age as of the end of fiscal 2005, position with the Company and business experience during the past five years for each of the executive officers of the Company. The board of directors elects executive officers to hold office until the next annual meeting of the board of directors, until their successors are elected or until their resignation or removal.

Name and Age	Position with the Company	Business Experience During Past Five Years
Joseph W. Luter, III (65)	Chairman of the Board and Chief Executive Officer	Mr. Luter has served as Chairman of the Board and Chief Executive Officer since 1975. Prior to May 1995 and between June 2000 and October 2001, he also served as President.

C. Larry Pope (50)	President and Chief Operating Officer	Mr. Pope was elected President and Chief Operating Officer in October 2001. Mr. Pope served as Vice President and Chief Financial Officer from September 1999 to October 2001.

Richard J. M. Poulson (66)	Executive Vice President, General Counsel and Senior Advisor to the Chairman	Mr. Poulson was elected Executive Vice President and Senior Advisor to the Chairman in October 2001. Mr. Poulson joined the Company as Vice President and Senior Advisor to the Chairman in July 1998.

Daniel G. Stevens (46)	Vice President and Chief Financial Officer	Mr. Stevens was elected Vice President and Chief Financial Officer in October 2001. Mr. Stevens served as Vice President and Controller from June 2000 to October 2001 and as Corporate Controller from November 1998 to June 2000.

Joseph W. Luter, IV (40)	President of Smithfield Packing	Mr. Luter was elected President of Smithfield Packing in November 2004. Mr. Luter served as Executive Vice President of the Company from October 2001 until November 2004. He served as Senior Vice President, Sales and Marketing of Smithfield Packing from May 2000 until October 2001. Mr. Luter is the son of Joseph W. Luter, III.

Jerry H. Godwin (58)	President of Murphy-Brown	Mr. Godwin was elected President of Murphy-Brown in April 2001. Prior to April 2001, he was President of Murphy Farms, Inc.

Joseph B. Sebring (57)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.

Richard V. Vesta (58)	President of Packerland Holdings and President of Moyer Packing	Mr. Vesta has served as President of Packerland Holdings since October 1993 and as President of Moyer Packing since October 2001.

George H. Richter (60)	President of Farmland Foods	Mr. Richter has served as President of Farmland Foods since October 2003. Prior to October 2003, he was President of Farmland Foods’ pork division.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock of the Company trades on the New York Stock Exchange under the symbol “SFD”. The following table shows the high and low sales price of the Common Stock of the Company for each quarter of fiscal 2005 and 2004.

	Range of Sales Price
	High	Low
Fiscal year ended May 2, 2004
First quarter	$23.70	$18.39
Second quarter	23.05	19.00
Third quarter	25.75	20.10
Fourth quarter	28.00	23.00
Fiscal year ended May 1, 2005
First quarter	$31.15	$25.90
Second quarter	28.24	23.27
Third quarter	30.81	24.10
Fourth quarter	34.64	29.29

Holders

As of June 15, 2005, there were 1,269 record holders of the Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1 - January 31 to February 27, 2005	—		n/a	n/a	1,203,430
Month #2 - February 28 to April 3, 2005	—		n/a	n/a	1,203,430
Month #3 - April 4 to May 1, 2005	100,000	(1)	$29.99	100,000	1,103,430

Total	100,000	(1)	$29.99	100,000	1,103,430	(3)

(1)	The purchases were made in open market transactions.
(2)	As of May 1, 2005, the Company’s board of directors had authorized the repurchase of up to 18,000,000 shares of the Company’s common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares the Company may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001 and February 14, 2002.
(3)	On June 2, 2005, the Company’s board of directors authorized the repurchase of an additional 2,000,000 shares of the Company’s common stock.

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

	Fiscal Year Ended
	May 1, 2005	May 2, 2004	April 27, 2003	April 28, 2002	April 29, 2001
	(in millions, except per share data)
Statement of Income Data:
Sales	$11,354.2	$9,267.0	$7,135.4	$6,604.9	$5,123.7
Cost of sales	10,115.8	8,328.1	6,533.2	5,719.0	4,361.4

Gross profit	1,238.4	938.9	602.2	885.9	762.3
Selling, general and administrative expenses	656.4	570.8	497.9	500.3	416.2
Interest expense	135.0	121.3	87.8	88.8	81.5
Gain on sale of IBP, inc. common stock	—	—	—	(7.0)	(79.0)

Income from continuing operations before income taxes	447.0	246.8	16.5	303.8	343.6
Income taxes	150.8	84.1	4.6	115.8	129.3

Income from continuing operations(1)	296.2	162.7	11.9	188.0	214.3
Income from discontinued operations, net of tax(2)	—	64.4	14.4	8.9	9.2

Net income	$296.2	$227.1	$26.3	$196.9	$223.5

Diluted Income Per Share:
Continuing operations(1)	$2.64	$1.46	$.11	$1.70	$1.95
Discontinued operations, net of tax(2)	—	.57	.13	.08	.08

Net income per diluted share	$2.64	$2.03	$.24	$1.78	$2.03

Weighted Average Diluted Shares Outstanding	112.3	111.7	109.8	110.4	110.1

Balance Sheet Data:
Working capital	$1,445.6	$1,056.6	$833.0	$798.5	$635.4
Total assets	5,704.8	4,785.6	4,210.6	3,872.7	3,250.9
Long-term debt and capital lease obligations	2,151.7	1,696.8	1,523.1	1,304.6	1,087.5
Shareholders’ equity	1,901.4	1,598.9	1,299.2	1,362.8	1,053.1

(1)	Fiscal 2001 income from continuing operations and net income include a gain of $45.2 million, or $.41 per diluted share, from the sale of IBP, inc. common stock, net of related expenses.
(2)	Fiscal 2004 income from discontinued operations and net income include a gain of $49.0 million, net of tax of $27.0 million, or $.44 per diluted share, from the sale of Schneider Corporation.

The other operational data set forth below are for the fiscal years indicated.

	Fiscal Year Ended
	May 1, 2005	May 2, 2004	April 27, 2003	April 28, 2002	April 29, 2001
	(in millions)
Other Operational Data:
Total hogs processed	28.6	24.7	20.1	19.3	18.9
Processed meats sales (pounds)	2,689.0	2,344.8	1,955.1	1,933.2	1,854.5
Fresh beef sales (pounds)	1,307.3	1,457.9	1,489.7	880.2	—
Total hogs sold	15.4	14.5	12.9	12.2	11.8

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This discussion of management’s views on the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements.

The Company conducts its business through six reporting segments, Pork, Beef, Hog Production (HP), International, Other and Corporate, each of which is comprised of a number of subsidiaries. Prior to the fourth quarter of fiscal 2005, the Company conducted its business through five reporting segments, Pork, Beef, HP, Other and Corporate. The Company has reclassified the segment information for fiscal 2004 and 2003 to conform to the fiscal 2005 presentation.

The Pork segment consists mainly of eight wholly- or majority-owned U.S. fresh pork and processed meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries and the Company’s cattle feeding operations. The HP segment consists primarily of hog production operations located in the U.S., Poland and Romania. The International segment is comprised of international meat processing operations, mainly in France, Poland and Romania and the Company’s interests in international meat processing operations, mainly in Mexico and Spain. The Other segment is mainly comprised of the Company’s turkey production operations, its interests in turkey processing operations, and the Company’s alternative fuels subsidiary. Each of the segments have certain joint ventures and other investments in addition to their main operations.

RESULTS OF CONTINUING OPERATIONS

Overview

General Factors Affecting the Results of Continuing Operations

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest April 30th. Fiscal 2005 and fiscal 2003 were 52 weeks. Fiscal 2004 was 53 weeks.

Fiscal 2005 hog prices increased over fiscal 2004. This increased the sales and operating profit of the HP segment and the raw materials cost at the Pork segment.

Export markets for U.S. beef products remain closed following the discovery of a case of BSE in the State of Washington in December 2003 (fiscal 2004), negatively affecting beef margins that were also impacted by higher cattle prices. Beef volumes were down 10% during fiscal 2005.

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

Acquisitions

The following acquisitions affect the comparability of the results of operations for fiscal years 2005, 2004 and 2003:

In November 2004 (fiscal 2005), the Company acquired Morliny S.A. (Morliny) and Comtim Group SRL (Comtim) in the International segment for approximately $71.3 million plus the assumption of certain liabilities.

Morliny is a meat processor in Poland and Comtim is an integrated meat processing company in Romania. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $21.5 million.

In October 2004 (fiscal 2005), the Company acquired MF Cattle Feeding, Inc. (MFI) for approximately $56.7 million. The principal assets of MFI were three cattle feedlots in Colorado and one in Idaho. The one-time feeding capacity of the feedlots, which will be operated by the Beef segment or by entities the Beef segment has investments in, is 357,000 head. The acquired assets did not include any of the cattle that were located on the feedlots. The preliminary balance of the purchase price in excess of the fair value of the assets and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $7.0 million.

In July 2004 (fiscal 2005), the Company acquired Jean Caby S.A. (Jean Caby) and related companies for approximately $33.4 million plus the assumption of certain liabilities. Jean Caby, established in France in 1919, produces and markets cured and cooked processed meats including deli cooked hams, dry sausages, cocktail sausages, and hot dogs. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $10.6 million.

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

Discontinued Operations

On April 5, 2004, the Company completed the sale of all of the outstanding stock of Schneider Corporation (Schneider) to Maple Leaf Foods Inc.

Showcase Foods Facility Closure

Despite the Company’s efforts to build a viable business at the Showcase Foods facility, this Beef segment operation continued to incur operating losses and the Company decided to cease operations there. The Company recorded a pre-tax charge of $4.0 million during fiscal 2005 in connection with the closing of the facility. In addition, Showcase Foods incurred operating losses of $5.2 million during fiscal 2005. The Company does not currently expect to incur further significant losses or charges related to the closing of the Showcase Foods facility.

Polish Facility Temporary Shutdown

Subsequent to its fiscal 2005 year end, the Company’s Polish operations temporarily shutdown a red meat plant in connection with media reports on food safety and related issues. The Company voluntarily shut down the plant for ten days and recalled some previously shipped product. The effects of the shutdown and returns did not have a material impact on the Company’s financial position or results of operations.

Results of Continuing Operations for the Fiscal Year Ended May 1, 2005 Compared to the Fiscal Year Ended May 2, 2004

The following table presents sales by reportable segment for the fiscal years indicated (in millions):

	2005	2004	$ Change
Sales:
Pork	$7,636.5	$5,856.4	$1,780.1
Beef	2,280.6	2,391.6	(111.0)
International	1,022.3	663.7	358.6
HP	2,112.4	1,441.3	671.1
Other	141.7	116.7	25.0

Segment sales	13,193.5	10,469.7	2,723.8
Inter-segment sales	(1,839.3)	(1,202.7)	(636.6)

Total sales	$11,354.2	$9,267.0	$2,087.2

The Pork segment’s sales increased $1,780.1 million, or 30%, to $7,636.5 million for fiscal 2005 from $5,856.4 million for fiscal 2004. The increase was due in part to the inclusion of a full year of Farmland Foods results, which increased revenues by $1,060.7 million in fiscal 2005. Fresh pork and processed meats volumes in the Pork segment, including acquisitions, increased 14%. Excluding acquisitions and adjusting for the extra week of sales in fiscal 2004, total fresh pork and processed meats volume increased 4% with fresh pork increasing 1% and processed meats, including pre-cooked bacon, pre-cooked entrees and dry sausage, increasing 3%. Average unit selling prices in the Pork segment increased 15%, reflecting higher raw material costs and a strong consumer demand for pork.

The Beef segment’s sales decreased $111.0 million, or 5%, to $2,280.6 million for fiscal 2005 from $2,391.6 million for fiscal 2004. The decrease was mainly due to a 10% decrease in the volume of beef products and a 5% decrease in average unit selling prices for beef partially offset by cattle feeding sales. Beef markets continue to be depressed following the discovery in December 2003 of a case of BSE in the State of Washington.

The International segment’s sales increased $358.6 million, or 54%, to $1,022.3 million for fiscal 2005 from $663.7 million for fiscal 2004. The increase in sales in the Company’s International segment was mainly due to acquisitions as well as stronger underlying foreign currencies. Total fresh pork and processed meats volumes in the International segment, including acquisitions, increased 21% with fresh pork volumes increasing 17% and processed meats volumes increasing 23%. Excluding acquisitions and adjusting for the extra week of sales in fiscal 2004, total fresh and processed meats volume decreased 3% with fresh meat volumes decreasing 7% and processed meats volumes increasing 2%. Average unit selling prices increased 33%, with approximately half of the increase reflective of currency rate changes.

The HP segment’s sales increased $671.1 million, or 47%, to $2,112.4 million for fiscal 2005 from $1,441.3 million for fiscal 2004. The increase in the HP segment’s sales was mainly due to a 29% increase in live hog market prices coupled with a 6% percent increase in head sold.

The Other segment’s sales increased $25.0 million, or 21%, to $141.7 million for fiscal 2005 from $116.7 million for fiscal 2004. Sales in the Company’s Other segment grew due to strong results in its turkey operations.

Gross profit increased $299.5 million, or 32%, to $1,238.4 million in fiscal 2005 from $938.9 million in fiscal 2004. The increase was mainly the result of substantially higher margins in the HP segment on a 29% increase in live hog market prices and the inclusion of a full year of Farmland Foods in the Pork segment. These increases were partially offset by higher raw material costs in the Pork segment and continuing depressed market conditions in the Beef segment.

Selling, general and administrative expenses increased $85.6 million, or 15%, to $656.4 million in fiscal 2005 from $570.8 million in fiscal 2004. The increase was mainly due to the inclusion of $74.7 million of expenses of acquired businesses, higher international expenses on stronger underlying currencies and increased advertising and variable compensation costs partially offset by favorable foreign exchange gains.

The following table represents operating profit by reportable segment for the fiscal years indicated (in millions):

	2005	2004	$ Change
Operating Profit:
Pork	$165.6	$208.6	$(43.0)
Beef	(8.9)	82.6	(91.5)
International	11.7	11.3	0.4
HP	480.9	125.7	355.2
Other	28.1	11.2	16.9
Corporate	(95.4)	(71.3)	(24.1)

Total operating profit	$582.0	$368.1	$213.9

The Pork segment’s operating profit decreased $43.0 million, or 21%, to $165.6 million for fiscal 2005 from $208.6 million for fiscal 2004. Although hog processing levels increased 15% from fiscal 2004 levels and there was a 15% increase in the average unit selling price, these did not fully offset the 29% increase in raw material costs.

The Beef segment’s operating profit decreased $91.5 million, or 111%, to an $8.9 million loss for fiscal 2005 from an $82.6 million profit for fiscal 2004. Factors adversely affecting results in the Beef segment were a 10% decrease in volume, a 5% decrease in average unit selling price and a 6% increase in raw material cost. These factors resulted primarily from the continuing depressed market conditions for beef as many key export markets remained closed because of the discovery in December 2003 (fiscal 2004) of a case of BSE in the State of Washington. In addition, during fiscal 2005, the Company recorded $5.2 million of operating losses and a pre-tax charge of $4.0 million related to the closure of the Showcase Foods facility.

The International segment’s operating profit increased $0.4 million, or 4%, to $11.7 million for fiscal 2005 from $11.3 million for fiscal 2004. The increase was due to operating profit from the Company’s investments in Spain and Mexico. These were partially offset by lower operating profit in Poland and France due to sharply higher raw material costs.

The HP segment’s operating profits increased $355.2 million, or 283%, to $480.9 million for fiscal 2005 from $125.7 million for fiscal 2004. The increase was mainly due to the increase in market prices and head sold, partially offset by a 2% percent increase in raising costs due to higher grain costs during the first half of fiscal 2005.

The Other segment’s operating profit increased $16.9 million, or 151%, to $28.1 million for fiscal 2005 from $11.2 million for fiscal 2004. Operating profits in the segment grew due to improved results in its turkey operations as a result of strong demand.

Corporate expenses increased $24.1 million, or 34%, to $95.4 million for fiscal 2005 from $71.3 million for fiscal 2004. The increase was mainly due to benefit and other variable compensation costs, primarily related to the increase in overall Company profits.

Interest expense increased $13.7 million, or 11%, to $135.0 million in fiscal 2005 from $121.3 million in fiscal 2004. The increase was mainly due to higher borrowings on the Company’s primary revolving credit facility (the Facility) and the incremental interest on long-term debt issued in August and November of fiscal 2005 to fund acquisitions and other investments.

The effective income tax rate was 34% for both fiscal 2005 and fiscal 2004.

Results of Continuing Operations for the Fiscal Year Ended May 2, 2004 Compared to the Fiscal Year Ended April 27, 2003

The following table presents sales by reportable segment for the fiscal years indicated (in millions):

	2004	2003	$ Change
Sales:
Pork	$5,856.4	$4,183.1	$1,673.3
Beef	2,391.6	2,165.2	226.4
International	663.7	538.3	125.4
HP	1,441.3	1,059.8	381.5
Other	116.7	98.9	17.8

Segment sales	10,469.7	8,045.3	2,424.4
Inter-segment sales	(1,202.7)	(909.9)	(292.8)

Total sales	$9,267.0	$7,135.4	$2,131.6

The Pork segment’s sales increased $1,673.3 million, or 40%, to $5,856.4 million for fiscal 2004 from $4,183.1 million for fiscal 2003. The increase was due in large part to the acquisition of Farmland Foods, which had revenues of $940.9 million for the six months of operations that were included in the Company’s results. The addition of Farmland Foods’ substantial processed meats business grew the Pork segment’s sliced retail, branded bacon market share to a solid number one in the U.S., according to ACNielsen. Total fresh pork and processed meats volumes in the Pork segment, including acquisitions, increased 24% with fresh pork volumes increasing 23% and processed meats increasing 25%. Excluding acquisitions and adjusting for the extra week of sales in fiscal 2004, total fresh pork and processed meats volume increased 3% with fresh pork volumes increasing 1% and processed meats increasing 7%. Average unit selling prices in the Pork segment increased 14%, reflecting higher raw material costs and a strong consumer demand for pork.

The Beef segment’s sales increased $226.4 million, or 10%, to $2,391.6 million for fiscal 2004 from $2,165.2 million for fiscal 2003. The increase was primarily due to a 16% increase in average unit selling prices for beef. The increase in unit prices was offset slightly by a six percent decrease in total volumes, which resulted primarily from several months of depressed market conditions following the discovery in December 2003 (fiscal 2004) of a case of BSE in the State of Washington.

The International segment’s sales increased $125.4 million, or 23%, to $663.7 million for fiscal 2004 from $538.3 million for fiscal 2003. The increase was due to improvements in Poland on sharply higher volumes, as the Krakus brand achieved significant volume growth in both Poland and export channels.

The HP segment’s sales increased $381.5 million, or 36%, to $1,441.3 million for fiscal 2004 from $1,059.8 million for fiscal 2003. The increase in the HP segment’s sales was mainly due to a 27% increase in live hog market prices coupled with a 7% increase in head sold mainly due to the inclusion of acquired businesses.

The Other segment’s sales increased $17.8 million, or 18%, to $116.7 million for fiscal 2004 from $98.9 million for fiscal 2003. The increase was due to strong results in its turkey operations.

Gross profit increased $336.7 million, or 56%, to $938.9 million in fiscal 2004 from $602.2 million in fiscal 2003. The increase was mainly the result of substantially higher margins in the HP segment on a 27% increase in live hog market prices and the inclusion of the results of Farmland Foods, both of which were partially offset by higher raw material costs in the Pork segment.

Selling, general and administrative expenses increased $72.9 million, or 15%, to $570.8 million in fiscal 2004 from $497.9 million in fiscal 2003. The increase was mainly due to the inclusion of $56.6 million of expenses of acquired businesses, increased pension and other variable compensation expenses and the effect of a $4.7 million insurance settlement in the prior year, all partially offset by lower advertising and promotion cost.

The following table represents operating profit by reportable segment for the fiscal years indicated (in millions):

	2004	2003	$ Change
Operating Profit:
Pork	$208.6	$178.1	$30.5
Beef	82.6	77.4	5.2
International	11.3	10.0	1.3
HP	125.7	(108.4)	234.1
Other	11.2	6.1	5.1
Corporate	(71.3)	(58.9)	(12.4)

Total operating profit	$368.1	$104.3	$263.8

The Pork segment’s operating profit increased $30.5 million, or 17%, to $208.6 million for fiscal 2004 from $178.1 million for fiscal 2003. The increase was due in large part to the inclusion of six months of Farmland Foods operations, which had operating profit of $53.9 million while fresh pork and processed meats margins were lower as increases in average unit selling prices did not fully offset a 24% increase in raw material costs.

The Beef segment’s operating profit increased $5.2 million, or 7%, to $82.6 million for fiscal 2004 from $77.4 million for fiscal 2003. During the first two quarters of fiscal 2004, operating profit in the Beef segment was higher due to higher average unit selling prices on higher pricing for quality choice and rendered by-products, partially offset by an increase in live cattle prices. During the third quarter of fiscal 2004, following the BSE discovery, the Company’s beef operations recognized inventory losses of $7.7 million as a result of the drop in cattle and beef markets. Additionally, due to a lack of available market cattle in the weeks following the BSE discovery, the Company incurred operating inefficiencies in its beef plants totaling approximately $3.3 million as a result of sharply reduced operating levels.

The International segment’s operating profit increased $1.3 million, or 13%, to $11.3 million for fiscal 2004 from $10.0 million for fiscal 2003. The increase was due to improvements in Poland on sharply higher volumes, as the Krakus brand achieved significant volume growth in both Poland and export channels.

The HP segment’s operating profits increased $234.1 million to a $125.7 million profit for fiscal 2004 from a $108.4 million loss for fiscal 2003. The increase was mainly due to the increase in market prices and head sold, partially offset by a 5% increase in raising costs.

The Other segment’s operating profit increased $5.1 million, or 84%, to $11.2 million for fiscal 2004 from $6.1 million for fiscal 2003. Operating profits in the segment grew due to strong results in its turkey operations.

Corporate expenses increased $12.4 million, or 21%, to $71.3 million for fiscal 2004 from $58.9 million for fiscal 2003. The increase was due to pension and other variable compensation, primarily related to the increase in overall Company profits.

Interest expense increased $33.5 million, or 38%, to $121.3 million in fiscal 2004 from $87.8 million in fiscal 2003. The increase is mainly due to the incremental interest on long-term debt issued in May 2003 (fiscal 2004) and increased interest and issuance cost amortization related to the bridge loan issued in October 2003 (fiscal 2004). The bridge loan was issued to complete the acquisition of Farmland Foods. The timing of the Farmland Foods acquisition and Schneider dispositions did not coincide, resulting in the Company incurring additional interest and issuance cost amortization of $14.0 million.

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

The meat processing industry is characterized by high sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its meat inventories and accounts receivable highly liquid and readily convertible into cash. The HP segment also has rapid turnover of accounts receivable. Although inventory turnover in the HP segment is slower, mature hogs are readily convertible into cash. Borrowings under the Company’s credit facilities are used, in part, to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs.

Cash Flows from Operating Activities

Cash provided by operations decreased to $101.0 million in fiscal 2005 from $321.6 million in fiscal 2004. Changes in operating assets and liabilities used $377.6 million of cash in fiscal 2005 compared to $33.7 million of cash used in fiscal 2004. This is due to higher inventories of cattle at the Company’s cattle feeding operations and the effect of higher prices on meat inventories and accounts receivable. These changes in operating assets and liabilities were partially offset by higher earnings in the current year.

Cash Flows from Investing Activities

Cash used in investing activities was $506.6 million in fiscal 2005 compared to $456.1 million in fiscal 2004. During fiscal 2005, the Company spent $219.5 million for acquisitions, including Morliny and Comtim ($71.3 million), MFI ($56.7 million), Jean Caby S.A. ($33.4 million) and several smaller acquisitions, primarily in the Pork segment. During fiscal 2004, the Company spent $512.2 million for acquisitions mainly related to the acquisitions of Farmland Foods ($377.4 million), Cumberland Gap ($54.8 million), Agrotorvis ($23.8 million) and Alliance ($23.1 million). Also during fiscal 2004, the Company sold Schneider, its Canadian meat processing business, for $279.4 million.

Capital expenditures in fiscal 2005 totaled $201.6 million, compared to $135.4 million in fiscal 2004. Capital expenditures are related mainly to fresh pork and processed meats expansion, plant improvement projects and additional hog production facilities. As of May 1, 2005, the Company had approved capital expenditure commitments of $199.3 million mainly for processed meats expansion and production efficiency projects. The Company expects to fund these capital expenditures with cash flow from operations and borrowings under its revolving credit facility.

During fiscal 2005, the Company spent $85.5 million to invest in partnerships and other assets as compared to $87.9 million in fiscal 2004. Fiscal 2005 investments included the purchases of 3,787,265 shares of Campofrío for $49.0 million as well as smaller investments in Romania, Mexico and the U.S. The Company invested $87.9 million in fiscal 2004 to acquire its original 15% investment in Campofrío.

On May 20, 2005, the Company and ContiGroup Companies, Inc. completed the formation of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC (ContiBeef). Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup Companies, Inc., currently headquartered in Boulder, Colorado, with a total of ten feedlots located in Colorado, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers expects to sell cattle to multiple U.S. beef packing firms throughout the U.S. using a variety of marketing methods that were already in place at MFI and ContiBeef. In connection with the formation of Five Rivers, the Company has committed to contribute its non-cattle assets of MFI and cash of $160 million. The commitment will be funded initially from the Company’s revolving credit facility and subsequently from cash flow generated from the sale of cattle inventory which was not contributed to Five Rivers.

Cash Flows from Financing Activities

Financing activities provided $414.6 million in cash in fiscal 2005 compared to $144.2 million in fiscal 2004. In August 2004 (fiscal 2005), the Company issued $400.0 million of seven-year, 7% senior unsecured notes and later followed that offering with a $200.0 million “add-on” which was issued at 106% of par to yield 5.9%. Proceeds from the sale of these notes were used to repay existing indebtedness, principally on the Company’s revolving credit facility, and to fund business acquisitions. During fiscal 2004, financing activities included the issuance of $387.0 million of long-term financing. The proceeds of the financing were used to repay existing indebtedness and to fund business acquisitions. In October 2003 (fiscal 2004), the Company entered into a 364-day bridge loan and security agreement (the Bridge Loan), with Goldman Sachs Credit Partners L.P., for $300.0 million. The proceeds from the Bridge Loan were used to finance the acquisition of Farmland Foods. The initial interest rate on the Bridge Loan was LIBOR plus 5.0%. The Bridge Loan was repaid in April 2004 (fiscal 2004), with the proceeds from the sale of Schneider.

In May 2003 (fiscal 2004), the Company issued $350.0 million of ten-year, 7.75% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the Facility.

The Company has aggregate credit facilities totaling $938.5 million. As of May 1, 2005, the Company had unused capacity under these credit facilities of $618.8 million. These facilities are generally at prevailing market rates. The Company pays commitment fees on the unused portion of the facilities.

During May and June 2005 (fiscal 2006), the Company repurchased 230,000 shares of its common stock at an average price of $28.30 per share. Prior to fiscal 2006, the Company had repurchased 16,896,570 shares of its common stock, including 100,000 shares during fiscal 2005. As of June 15, 2005, the Company had 2,873,430 shares of common stock remaining under a 20.0 million share repurchase program.

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

The Company’s various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, fixed charges, leverage, interest coverage and capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to shareholders. As of May 1, 2005, the Company was in compliance with all debt covenants and expects to be in compliance during fiscal 2006.

Contractual Obligations and Commercial Commitments.    The following table provides information about the Company’s contractual obligations and commercial commitments as of May 1, 2005:

	Payments Due By Period
	< 1 Year	2-3 Years	4-5 Years	>5 Years	Total
	(in millions)
Long-term debt	$91.2	$693.7	$406.8	$1,046.4	$2,238.1
Capital lease obligations, including interest	2.9	3.7	2.0	0.2	8.8
Operating leases	45.8	70.3	46.2	42.0	204.3
Capital expenditure commitments	199.3	—	—	—	199.3
Purchase obligations:
Hog procurement(1)	374.2	299.1	37.7	—	711.0
Cattle procurement(2)	311.9	—	—		311.9
Contract hog growers(3)	287.7	279.1	221.3	—	788.1
Other(4)	227.6	9.2	6.7	39.5	283.0

Total	$1,540.6	$1,355.1	$720.7	$1,128.1	$4,744.5

(1)	Through the Pork and International segments, the Company has purchase agreements with certain hog producers. Some of these arrangements obligate the Company to purchase all of the hogs produced by these producers. Other arrangements obligate the Company to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that the Company will be obligated to purchase and the uncertainty of market prices at the time of hog purchases, the Company has estimated its obligations under these arrangements. The Company based its estimates on its past history for hog quantities. For fiscal 2006 (<1 Year), the average purchase price estimated is based on available futures contract values and internal projections adjusted for historical quality premiums. For prices beyond fiscal 2006, the Company estimated the market price of hogs based on the ten-year average of $0.41 per pound.
(2)	Through the Beef segment, the Company has purchase agreements with certain cattle producers. Some of these arrangements are fixed price contracts and others obligate the Company to purchase a fixed amount of cattle at the market price at the time of delivery. For the fixed price contracts, the actual amounts are shown in the table. Due to the uncertainty of future market prices for cattle, the Company based its fixed quantity obligations on available futures contract values.
(3)	Through the HP segment, the Company uses independent farmers and their facilities to raise hogs produced from the Company’s breeding stock. Under multi-year contracts, the farmers provide the initial facility investment, labor and front line management in exchange for a performance-based service fee payable upon delivery. The Company is obligated to pay this service fee for all hogs delivered. The Company has estimated its obligation based on expected hogs delivered from these farmers.
(4)	Includes the Company’s commitment to contribute additional capital of $160 million to the Five Rivers joint venture and $59.5 million for forward grain contracts which, if valued at May 1, 2005 market prices, would be $50.5 million.

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

As of May 1, 2005, the Company has guarantees for the financial obligations of certain unconsolidated joint ventures. The financial obligations are: $66.0 million of debt borrowed by one of the Company’s Mexican joint ventures, Agroindustrial del Noroeste (Norson); up to $3.5 million of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas Carroll de Mexico; and $2.5 million with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the Facility.

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

The Company’s meat processing and hog production operations use various raw materials, mainly corn, lean hogs, live cattle, pork bellies, soybeans and wheat, which are actively traded on commodity exchanges. The Company hedges these commodities when management determines conditions are appropriate to mitigate the inherent price risks. While this may limit the Company’s ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. The Company attempts to closely match the hedging instrument terms with the hedged item’s terms.

The Company has entered into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and periodically enters into foreign exchange forward contracts to hedge certain of its foreign currency exposure. Foreign currency and interest rate derivatives are recorded as either cash flow hedges or fair value hedges, as appropriate, and were not material to the results of operations for the fiscal years ended May 1, 2005 and May 2, 2004.

Commodity—Cash Flow Hedges

The Company utilizes derivatives (primarily futures contracts) to manage its exposure to the variability in expected future cash flows attributable to commodity price risk associated with forecasted purchases and sales of corn, hogs, live cattle and soybean meal. These derivatives have been designated as cash flow hedges.

Ineffectiveness related to the Company’s cash flow hedges was not material in fiscal 2005 or 2004, and there were no derivative gains or losses excluded from the assessment of hedge effectiveness.

Commodity and Interest Rate—Fair Value Hedges

The Company’s commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designated as fair value hedges. These derivatives are designated as hedges of firm commitments to buy corn, live hogs, live cattle and soybean meal and hedges of live hog inventory. Ineffectiveness related to the Company’s fair value hedges was not material in fiscal 2005 or 2004, and there were no derivative gains or losses excluded from the assessment of hedge effectiveness during these time periods.

The following table provides the fair value gain or (loss) of the Company’s open derivative financial instruments as of May 1, 2005 and May 2, 2004.

(in millions)	2005	2004
Livestock	$(1.6)	$(64.8)
Grains	(3.2)	6.3
Interest rates	(5.2)	(6.2)
Foreign currency	(2.0)	(1.2)

The variation in the Company’s fair value of open derivative financial instruments from period to period is primarily based on the Company’s analysis of current and future market conditions, which results in varying hedge portfolios to reduce the perceived risk to acceptable levels, and the exercise price on the open contracts as compared to the market price. As of May 1, 2005, no commodity futures contracts exceeded twelve months.

In addition, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Contractual Obligations and Commercial Commitments”, at May 1, 2005, the Company had $59.5 million of forward grain contracts which, if valued at May 1, 2005 market prices, would be $50.5 million. These forward grain contracts are accounted for as normal purchases as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). As a result they are not marked-to-market.

The following table presents the sensitivity of the fair value of the Company’s open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of May 1, 2005 and May 2, 2004.

(in millions)	2005	2004
Livestock	$14.5	$64.2
Grains	24.1	14.3
Interest rates	0.5	0.6
Foreign currency	0.2	0.1

For the fiscal year ended May 1, 2005, the Company reported losses on its closed derivative instruments of $80.0 million. For the fiscal year ended May 2, 2004, the Company reported gains on its closed derivative instruments of approximately $15.3 million. For the fiscal years ended May 1, 2005 and May 2, 2004, the Company hedged approximately 42% and 70% of its grain purchases and 6% and 76% of its livestock produced, respectively.

In addition, the Company has certain interest rate derivatives that swap fixed-rate debt to floating rate debt, which are classified as fair value hedges outstanding at May 1, 2005.

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

Hedge Accounting

The Company uses derivative financial instruments to manage exposures to fluctuations in commodity prices and accounts for the use of such instruments in accordance with SFAS 133. SFAS 133 requires a historical assessment of the effectiveness of the instrument. In certain circumstances, volatile activity in the commodity markets could cause this assessment to temporarily reflect the instrument as an ineffective hedge and require the Company to discontinue hedge accounting on the instrument.

In addition, the Company routinely hedges forecasted transactions. In the unusual circumstance that these transactions fail to occur, hedge accounting would be discontinued on the instruments hedging those forecasted transactions. In both situations, the discontinuance of hedge accounting would require changes in the fair value of the derivative instrument to be recognized in current period earnings. Management believes that the assumptions and methodologies used in the accounting for derivative financial instruments are the most appropriate and reasonable for the Company’s hedging program.

Pension Accounting

The measurement of the pension obligation, costs and liabilities is dependent on a variety of assumptions regarding future events. The key assumptions used by the Company include discount rates, salary growth, retirement ages/mortality rates and the expected return on plan assets.

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

Sensitivity Analysis    The effect of the indicated decrease in the selected assumptions is shown below for May 1, 2005, assuming no changes in benefit levels and no amortization of gains or losses for the Company’s major plans in 2006 (in millions):

Assumption	Percentage Point Decrease	Decline in Funded Status	Reduction in Equity	Higher Fiscal 2006 Expense
Discount rate	0.50%	$68.4	$63.1	$4.7
Expected return on assets	0.50%	—	—	$3.8

The Company recorded net expense in the consolidated statements of income related to its pension plans of $28.3 million and $32.1 million, including $58.9 million and $36.5 million of expected pension returns, for fiscal 2005 and 2004, respectively.

In the past, the Company has suffered, as most investors have, from the devaluation of the stock markets, which has reduced its plan assets. In addition, the market rate for high-quality fixed income investments is much lower than in previous years, compelling the Company to lower discount rate assumptions from 6.25% to 5.75%. The expected return on assets was reduced to 8.25%, for fiscal 2006, from 8.5% for fiscal 2005. A lower discount rate increases the present value of benefit obligations and increases pension expense. Pension expense is negatively affected by lower anticipated returns on assets. The increase in plan assets was offset by the increase in the pension obligation which increased the Company’s minimum pension liability by $19.4 million in fiscal 2005 to $87.4 million. This minimum pension liability will not require immediate funding and could potentially be reduced or eliminated in the future if asset returns become more favorable and the discount rate increases. In fiscal 2004, as part of the acquisition of Farmland Foods, the Company assumed pension plans with a significant underfunded status. As a result of this acquisition, the Company’s fiscal 2005 pension plan funding increased. The Company’s pension plan funding was $34.9 million, $14.6 million and $15.7 million for fiscal 2005, 2004 and 2003, respectively, and is expected to be at least $32.8 million in fiscal 2006. Beyond fiscal 2006, pension funding is expected to remain consistent with fiscal 2006 levels in the near term with funding decreasing longer term, however, a significant devaluation of plan assets would cause a corresponding increase in funding while more favorable returns on plan assets would reduce funding requirements. Future legislative actions could also impact future funding. In April 2004, the U.S. Congress extended temporary funding relief for pension plans through December 2005. The Company does not know if these provisions will be extended again. The Company expects pension expense for fiscal 2006 to be approximately $24.3 million.

See Note 9 to the consolidated financial statements for additional information pertaining to pension accounting.

Goodwill and Intangible Assets

The Company adopted SFAS 142 in fiscal 2002. Goodwill and other indefinite-lived assets are tested annually for impairment. For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists. The Company calculates the fair value of each reporting unit using a similar methodology it uses to calculate purchase prices of acquired companies. In fiscal 2005, the Company allocated goodwill to applicable reporting units, estimated fair value and performed the impairment test. To test impairment of intangible assets that are not subject to amortization, the fair value of the intangible asset is compared to the book value. As a result of these procedures, management believes there is no material exposure to a loss from impairment of goodwill and other intangible assets. However, actual results could differ from the Company’s cash flow estimates, which would affect the assessment of impairment and, therefore, could have a material adverse impact on the financial statements.

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

The Company is largely dependent on the cost and supply of hogs, cattle and feed ingredients and the selling price of the Company’s products and competing protein products, all of which are determined by constantly changing market forces of supply and demand as well as other factors over which the Company has little or no control. These other factors include fluctuations in the size of herds maintained by North American hog and cattle suppliers, environmental and conservation regulations, import and export restrictions, economic conditions, weather, crop and livestock diseases and currency fluctuations. Additionally, commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing proteins on the market, especially beef and chicken. For example, the Russian import ban on poultry products during fiscal 2003 resulted in an increased supply of poultry in the U.S. protein market, resulting in a decline in fresh pork prices. This decline in fresh pork prices occurred in the same environment as falling hog prices, affecting the Company’s results of operations in both meat processing and hog production for fiscal 2003. The Company attempts to manage certain of these risks through the use of financial instruments, however this may also limit it’s ability to participate in gains from favorable commodity fluctuations. For example, in the first half of fiscal 2005, the Company was unable to benefit fully from strong hog prices due to its hedging activities, and, to a lesser extent, the Company benefited from favorable hedges of grain. The Company cannot assure that all or part of any increased costs experienced by it from time to time can be passed along to consumers of its products directly or in a timely manner.

Any perceived or real health risks related to the food industry or increased regulation could adversely affect the Company’s ability to sell its products.

The Company is subject to risks affecting the food industry generally, including risks posed by food spoilage or food contamination, evolving consumer preferences and nutritional and health-related concerns, consumer product liability claims, product tampering, the possible unavailability and expense of liability insurance and the potential cost and disruption of a product recall. Adverse publicity concerning any perceived or real health risk associated with the Company’s products could also cause customers to lose confidence in the safety and quality of the Company’s food products, particularly as the Company expands its branded products business.

The Company’s manufacturing facilities and products are subject to constant federal, state, local and foreign governmental inspection and extensive regulation in the food safety area, including governmental food processing controls (see also Note 12 to the consolidated financial statements). The Company has systems in place designed to monitor food safety risks throughout all stages of the manufacturing process (including the production of raw materials in the HP segment). However, the Company cannot assure that such systems, even when working effectively, or compliance with governmental regulations will necessarily mitigate the risks related to food safety. Any product contamination could have a material adverse impact on the Company’s financial statements. In addition, future material changes in food safety regulations could result in increased operating costs or could be required to be implemented on schedules that cannot be met without interruptions in the Company’s operations.

Environmental regulation and related litigation and commitments could have a material adverse effect on the Company.

The Company’s operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Failure to comply with these laws and regulations and any future changes to them may result in significant consequences to the Company, including civil and criminal penalties, liability for damages and negative publicity. Some requirements applicable to the Company may also be enforced by citizen groups. See Note 12 to the consolidated financial statements for further discussion of regulatory compliance as it relates to environmental risk. The Company has incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations.

In addition, pursuant to a voluntary agreement with the State of North Carolina, the Company has committed to implement environmentally superior and economically feasible technologies for the management of swine waste at the subsidiaries’ farms in North Carolina following a determination made by an expert from North Carolina State University, with advice from peer review panels appointed by him, that such technologies are both environmentally superior and economically feasible to construct and operate at such farms. See “Environmental Stewardship” in Item 1. Business for further information. The Company cannot assure that additional environmental issues will not require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to the Company will not be altered in ways that will require the Company to incur significant additional costs.

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

In addition to risks associated with maintaining the health of our livestock, any outbreak of livestock disease in the United States results in a loss of consumer confidence in the protein products affected by the particular disease, adverse publicity and the imposition of export restrictions. For example, in December 2003 (fiscal 2004), a case of BSE was discovered in the State of Washington. As a result, beef imports from the U.S. have been banned by many foreign countries, including Japan, the largest importer of U.S. beef. Following the BSE discovery, our Beef segment recognized losses of $11.0 million during fiscal 2004, due to a ban on certain exports, a drop in the live cattle supply and operating inefficiencies in the beef markets as a result of a lack of available cattle supply. It is not known at this time when export bans will be lifted, or the restrictions that may result if and when markets reopen.

Outbreaks of livestock disease in foreign countries may also affect the market for protein products in the United States. For example, in May 2003, a BSE outbreak in Canada resulted in a U.S. import restriction on live cattle from Canada. The resulting drop in the live cattle supply in the U.S. led to increased prices for live cattle and has placed continuing pressure on margins in our Beef segment.

Governmental authorities may take action prohibiting meat packers from owning livestock, which could adversely affect the Company’s business.

In the past, Congress has considered and the State of Iowa has adopted legislation that would prohibit or restrict meat packers from owning livestock (see State of Iowa Legislation at Note 12 to the consolidated financial statements). The Company cannot assure that similar legislation affecting its operations will not be adopted at the federal or state levels in the future. Such legislation, if adopted and applicable to our current operations and not successfully challenged, could have a material adverse impact on the Company’s operations and its financial statements. The Company has and will continue to aggressively challenge any such legislation.

The Company’s acquisition strategy may prove to be disruptive and divert management resources.

The Company has made numerous acquisitions in recent years and regularly reviews opportunities for strategic growth through acquisitions. These acquisitions may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly hired employees, assumption of unknown liabilities and potential disputes with the sellers. The Company could also experience financial or other setbacks if any of the businesses that it has acquired or may acquire in the future have problems of which the Company is not aware. In addition, acquisitions outside the U.S. may present unique difficulties and increase the Company’s exposure to those risks associated with international operations.

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

As currently structured, a breach of a covenant or restriction in any of the agreements could result in a default that would in turn cause a default under other agreements, allowing the affected lenders to accelerate the repayment of principal and accrued interest on their outstanding loans, if they choose, and terminate their commitments to lend additional funds. The future ability of the Company and its operating subsidiaries to comply with financial covenants, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors including the other risks described herein.

The Company is subject to risks associated with its international sales and operations.

Sales to international customers accounted for approximately 15% percent of the Company’s net sales in fiscal 2005. International sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions (such as the beef import ban in fiscal 2005), enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. Furthermore, the Company conducts foreign operations in France, Poland, Romania and the United Kingdom, with these foreign operations being subject to the risks described above as well as risks related to fluctuations in currency values, translation of foreign currencies into U.S. dollars, foreign currency exchange controls, compliance with foreign laws and other economic or political uncertainties. In addition, the Company is engaged in joint ventures in Brazil, China and Mexico and has significant investments in Spain. These investments are also subject to the risks described above. As of May 1, 2005, approximately 24% of the Company’s long-lived assets were associated with its foreign operations.

OUTLOOK

Based on the current market for hog futures and the Company’s projected raising costs given current grain market futures and hedged positions, it is expected that hog production profitability will be lower in the first half of fiscal 2006 compared to the first half of fiscal 2005. The extent to which the Company is able to recover the earnings shortfall in its hog production operations with increased profitability in its Pork segment is dependent upon the overall demand for pork products in the domestic market; accessibility, demand and foreign currency environment for pork exports; competitive conditions in the pork industry and overall supply of fresh pork and processed meats products.

The ability of the Beef segment to return to more normal levels of profitability is dependent upon the resumption of more normalized import and export trading activities and an increased supply of market cattle.

FORWARD-LOOKING INFORMATION

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The Company’s forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, the timing and extent to which beef export markets are reopened, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the investment performance of the Company’s pension plan assets and the availability of legislative funding relief (See “Critical Accounting Policies,” herein), the cost of compliance with environmental and health standards, adverse results from ongoing litigation, actions of domestic and foreign governments, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under “Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that the Company makes speaks only as of the date of such statement, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of May 1, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that the Company’s disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting:    The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 1, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment using those criteria, management concluded that, as of May 1, 2005, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of the Company’s internal control over financial reporting. Their report on the audit of internal control over financial reporting appears on page F-2 of this Annual Report on Form 10-K and their report on the audit of the consolidated financial statements appears on page F-3 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting:    There were no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

(a) Information required by this Item regarding the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

(b) All other information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 26, 2005 under the headings entitled “Nominees for Election to Three-Year Terms”, “Directors whose Terms do not Expire this Year”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”.

Item 11.    Executive Compensation

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 26, 2005 under the headings entitled “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and FY-End Unexercised Option Values”, “Pension Plan Table”, “Compensation Committee Interlocks and Insider Participation”, “Corporate Governance—Director Compensation”, “Compensation Committee Report on Executive Compensation” and “Performance Graph”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 26, 2005 under the headings entitled “Principal Shareholders”, “Common Stock Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information”.

Item 13.    Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 26, 2005 under the headings entitled “Other Transactions” and “Compensation Committee Interlocks and Insider Participation”.

Item 14.    Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 26, 2005 under the heading entitled “Ratification of Selection of Independent Auditors”.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) 1. and 2. Index to Financial Statements and Financial Statement Schedule

An “Index to Financial Statements and Financial Statement Schedule” has been filed as a part of this Form 10-K Annual Report on page F-1 hereof. Certain financial statement schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report.

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

Second Amended and Restated Note Purchase Agreement dated as of October 29, 12004 among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $133,102,942 in senior secured notes, series B, E, F, and G (incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 9, 2004).

Exhibit 4.1(b)	—

Amendment Agreement No. 1 dated as of February 15, 2005, among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004 relating to $133,102,942 in senior secured notes, series B, E, F, and G (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 10, 2005).

Exhibit 4.2	—

Indenture between the Company and SunTrust Bank, Atlanta dated February 9, 1998 regarding the issuance by the Company of $200,000,000 of its subordinated notes (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 10-Q filed with the SEC on March 17, 1998).

Exhibit 4.3(a)	—

Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004, among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 9, 2004).

Exhibit 4.3(b)	—

Amendment Agreement No. 1 dated as of February 15, 2005, among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004 relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 10, 2005).

Exhibit 4.4(a)	—

Amended and Restated Note Purchase Agreement dated as of October 29, 2004 among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $75,000,000 in senior secured notes, series M (incorporated by reference to Exhibit 4.7 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 9, 2004).

Exhibit 4.4(b)	—

Amendment Agreement No. 1 dated as of February 15, 2005, among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 29, 2004 relating to $75,000,000 in senior secured notes, series M (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 10, 2005).

Exhibit 4.5	—

Indenture between the Company and SunTrust Bank, as trustee, dated October 23, 2001 regarding the issuance by the Company of $300,000,000 senior notes (incorporated by reference to Exhibit 4.3(a) to the Company’s Registration Statement on Form S-4 filed with the SEC on November 30, 2001).

Exhibit 4.6(a)	—

Multi-Year Credit Agreement dated as of December 6, 2001 among the Company, the Subsidiary Guarantors Party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to a $750,000,000 secured multi-year revolving credit facility (incorporated by reference to Exhibit 4.2(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

Exhibit 4.6(b)	—

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

Exhibit 4.6(c)	—

Security Agreement dated as of December 6, 2001, among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Collateral Agent, relating to the Company’s multi-year revolving credit facility (incorporated by reference to Exhibit 4.2(b) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2001).

Exhibit 4.6(d)	—

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

Exhibit 4.6(e)	—

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

Exhibit 4.6(f)	—

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

Exhibit 4.6(g)	—

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

Exhibit 4.6(h)	—

Consent letter dated March 31, 2004 from JPMorgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001, as amended, for a $900,000,000 secured multi-year revolving credit facility (incorporated by reference to Exhibit 4.7(h) to the Company’s Annual Report on Form 10-K filed with the SEC on July 16, 2004).

Exhibit 4.6(i)	—

Amendment No. 6 dated as of October 4, 2004 among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001, as amended, for a $900,000,000 secured multi-year revolving credit facility (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 9, 2004).

Exhibit 4.6(j)	—

Amendment No. 7 dated as of January 28, 2005 among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001, as amended for a $900,000,000 secured multi-year revolving credit facility (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 10, 2005).

Exhibit 4.6(k)*	—

Amendment No 8 dated as of June 3, 2005 among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, relating to the Multi-Year Credit Agreement dated December 6, 2001, as amended for a $900,000,000 secured multi-year revolving credit facility.

Exhibit 4.7(a)	—

Amended and Restated Note Purchase Agreement dated as of October 29, 2004 among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $55,000,000 in senior secured notes, series O through P (incorporated by reference to Exhibit 4.8 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 9, 2004).

Exhibit 4.7(b)	—

Amendment Agreement No. 1 dated as of February 15, 2005 among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Amended and Restated Note Purchase Agreement dated as of October 29, 2004 relating to $55,000,000 in senior secured notes, series O through P (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 10, 2005).

Exhibit 4.8	—

Rights Agreement, dated as of May 30, 2001, between the Company and ComputerShare Investor Services, LLC, Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.9	—

Indenture between the Company and SunTrust Bank, as trustee, dated May 21, 2003 regarding the issuance by the Company of $350,000,000 senior notes (incorporated by reference to Exhibit 4.11(a) to the Company’s Annual Report on Form 10-K filed with the SEC on July 23, 2003).

Exhibit 4.10	—

Indenture between the Company and SunTrust Bank, as trustee, dated August 4, 2004 regarding the issuance by the Company of senior notes (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2004).

Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1	—

Registration Rights Agreement dated as of May 7, 1999 by and between the Company and Jeffrey S. Matthews, Carroll M. Baggett and James O. Matthews (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 1999).

Exhibit 10.2**	—	Smithfield Foods, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K Annual Report for the fiscal year ended May 2, 1993).

Exhibit 10.3(a)**	—	Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K Annual Report filed with the SEC on July 30, 1998).

Exhibit 10.3(b)**	—

Amendment No. 1 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2000 (incorporated by reference to Exhibit 10.6(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.3(c)**	—

Amendment No. 2 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2001 (incorporated by reference to Exhibit 10.6(c) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.3(d)* **	—	Form of Nonstatutory Stock Option Agreement for the Smithfield Foods, Inc. 1998 Stock Incentive Plan.

Exhibit 10.4(a)	—

Bridge Loan and Security Agreement, dated as of October 9, 2003, between the Company, the Subsidiary Guarantors and Goldman Sachs Credit Partners, L.P., as Arranger, Agent and Lender (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2003).

Exhibit 10.4(b)	—

Amendment No. 1 dated as of February 13, 2004, to the Bridge Loan and Security Agreement, dated as of October 9, 2003, between the Company, the Subsidiary Guarantors and Goldman Sachs Credit Partners, L.P., as Arranger, Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 17, 2004).

Exhibit 10.4(c)	—

Amendment No. 2 dated as of February 19, 2004, to the Bridge Loan and Security Agreement, dated as of October 9, 2003, between the Company, the Subsidiary Guarantors and Goldman Sachs Credit Partners, L.P., as Arranger, Agent and Lender (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 17, 2004).

Exhibit 10.5**	—	Smithfield Foods, Inc. 2004 Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2004).

Exhibit 10.6* **	—	Compensation for Named Executive Officers for fiscal 2006.

Exhibit 10.7* **	—	Compensation for Non-Employee Directors as of May 1, 2005.

Exhibit 21*	—	Subsidiaries of the Company.

Exhibit 23.1*	—	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1*	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: SMITHFIELD FOODS, INC.

By:	/s/ JOSEPH W. LUTER, III
Joseph W. Luter, III Chairman of the Board and Chief Executive Officer

Date: July 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH W. LUTER, III Joseph W. Luter, III	Chairman of the Board and Chief Executive Officer, and Director (Principal Executive Officer)	July 11, 2005

/s/ DANIEL G. STEVENS Daniel G. Stevens	Vice President and Chief Financial Officer (Principal Financial Officer)	July 11, 2005

/s/ JEFFREY A. DEEL Jeffrey A. Deel	Corporate Controller (Principal Accounting Officer)	July 11, 2005

/s/ ROBERT L. BURRUS, JR. Robert L. Burrus, Jr.	Director	July 11, 2005

/s/ CAROL T. CRAWFORD Carol T. Crawford	Director	July 11, 2005

/s/ RAY A. GOLDBERG Ray A. Goldberg	Director	July 11, 2005

/s/ WENDELL H. MURPHY Wendell H. Murphy	Director	July 11, 2005

/s/ FRANK S. ROYAL, M.D. Frank S. Royal, M.D.	Director	July 11, 2005

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director	July 11, 2005

/s/ MELVIN O. WRIGHT Melvin O. Wright	Director	July 11, 2005

SMITHFIELD FOODS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of Smithfield Foods, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A, that Smithfield Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smithfield Foods, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Smithfield Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Smithfield Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of May 1, 2005 and May 2, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended May 1, 2005 and our report dated June 15, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Richmond, Virginia

June 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Smithfield Foods, Inc.:

We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of May 1, 2005 and May 2, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended May 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithfield Foods, Inc. and subsidiaries at May 1, 2005 and May 2, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smithfield Foods, Inc. and subsidiaries’ internal control over financial reporting as of May 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Richmond, Virginia

June 15, 2005

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years
	2005	2004	2003
	(in millions, except per share data)
Sales	$11,354.2	$9,267.0	$7,135.4
Cost of sales	10,115.8	8,328.1	6,533.2

Gross profit	1,238.4	938.9	602.2
Selling, general and administrative expenses	656.4	570.8	497.9
Interest expense	135.0	121.3	87.8

Income from continuing operations before income taxes	447.0	246.8	16.5
Income taxes	150.8	84.1	4.6

Income from continuing operations	296.2	162.7	11.9
Income from discontinued operations, net of tax of $9.0 and $8.3	—	15.4	14.4
Gain on sale of Schneider Corporation, net of tax of $27.0	—	49.0	—

Net income	$296.2	$227.1	$26.3

Income per common share:
Basic—
Continuing operations	$2.66	$1.48	$.11
Discontinued operations	—	.58	.13

Net income per basic common share	$2.66	$2.06	$.24

Diluted—
Continuing operations	$2.64	$1.46	$.11
Discontinued operations	—	.57	.13

Net income per diluted common share	$2.64	$2.03	$.24

Weighted average shares—
Weighted average basic shares	111.2	110.3	109.6
Effect of dilutive stock options	1.1	1.4	0.2

Weighted average diluted shares	112.3	111.7	109.8

See Notes To Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	May 1, 2005	May 2, 2004
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$86.8	$74.3
Accounts receivable, less allowances of $13.5 and $14.9	656.5	498.2
Inventories	1,717.9	1,328.8
Prepaid expenses and other current assets	66.3	122.3

Total current assets	2,527.5	2,023.6

Property, plant and equipment, net	1,942.7	1,761.0
Goodwill	604.3	499.8
Investments	317.1	194.7
Other	313.2	306.5

Total assets	$5,704.8	$4,785.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$43.7	$26.7
Current portion of long-term debt and capital lease obligations	93.7	78.0
Accounts payable	502.6	461.0
Accrued expenses and other current liabilities	441.9	401.3

Total current liabilities	1,081.9	967.0

Long-term debt and capital lease obligations	2,151.7	1,696.8
Deferred income taxes	268.5	244.0
Pension and postretirement benefits	214.0	172.2
Other	64.4	93.5

Total liabilities	3,780.5	3,173.5

Minority interests	22.9	13.2
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 111,249,597 and 110,978,291 issued and outstanding	55.6	55.5
Additional paid-in capital	496.1	494.5
Stock held in trust	(8.9)	—
Retained earnings	1,385.3	1,089.1
Accumulated other comprehensive loss	(26.7)	(40.2)

Total shareholders’ equity	1,901.4	1,598.9

Total liabilities and shareholders’ equity	$5,704.8	$4,785.6

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
	2005	2004	2003
	(in millions)
Cash flows from operating activities:
Income from continuing operations	$296.2	$162.7	$11.9
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	198.9	175.1	158.2
Deferred income taxes	0.8	16.6	(17.7)
Income from equity investments	(17.3)	0.9	9.6
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations:
Accounts receivable	(74.9)	(51.0)	75.4
Inventories	(330.2)	(33.5)	(178.0)
Prepaid expenses and other current assets	61.4	(57.1)	(10.7)
Other assets	(22.0)	38.7	(62.2)
Accounts payable, accrued expenses and other liabilities	(11.9)	69.2	75.0

Net cash flows from operating activities	101.0	321.6	61.5

Cash flows from investing activities:
Capital expenditures, net of proceeds	(201.6)	(135.4)	(167.1)
Business acquisitions, net of cash acquired	(219.5)	(512.2)	(90.4)
Investments in partnerships and other assets	(85.5)	(87.9)	(8.5)
Proceeds from disposition of Schneider Corporation	—	279.4	—

Net cash flows from investing activities	(506.6)	(456.1)	(266.0)

Cash flows from financing activities:
Net borrowings (repayments) on notes payable	(0.1)	7.8	0.3
Proceeds from issuance of long-term debt	656.5	387.0	10.8
Net borrowings (repayments) on long-term credit facility	(184.0)	(178.4)	301.0
Principal payments on long-term debt and capital lease obligations	(62.7)	(81.3)	(79.2)
Repurchase and retirement of common stock	(3.0)	—	(24.6)
Effect of common stock options	4.6	19.8	1.2
Debt premium and issuance costs	3.3	(10.7)	(3.4)

Net cash flows from financing activities	414.6	144.2	206.1

Effect of currency exchange rates on cash	3.5	(0.2)	0.7
Net change in cash and cash equivalents	12.5	9.5	2.3
Cash and cash equivalents at beginning of year	74.3	64.8	62.5

Cash and cash equivalents at end of year	$86.8	$74.3	$64.8

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$120.5	$125.6	$92.1

Income taxes paid	$162.2	$56.5	$4.6

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Fiscal Years
	2005	2004	2003
	(in millions)
Common stock—Shares:
Balance, beginning of year	111.0	109.5	110.3
Common stock issued	—	—	0.1
Exercise of stock options	0.3	1.5	0.1
Repurchase and retirement of common stock	(0.1)	—	(1.0)

Balance, end of year	111.2	111.0	109.5

Common stock—Par value:
Balance, beginning of year	$55.5	$54.7	$55.1
Common stock issued	—	—	—
Exercise of stock options	0.1	0.8	0.1
Repurchase and retirement of common stock	—	—	(0.5)

Balance, end of year	55.6	55.5	54.7

Additional paid-in capital:
Balance, beginning of year	494.5	475.5	490.1
Common stock issued	—	—	0.3
Exercise of stock options	4.2	18.8	1.1
Stock option expense	0.4	0.2	0.2
Repurchase and retirement of common stock	(3.0)	—	(16.2)

Balance, end of year	496.1	494.5	475.5

Stock held in trust:
Balance, beginning of year	—	—	—
Purchase of stock for trust	(8.9)	—	—

Balance, end of year	(8.9)	—	—

Retained earnings:
Balance, beginning of year	1,089.1	862.0	835.7
Net income (a)	296.2	227.1	26.3

Balance, end of year	1,385.3	1,089.1	862.0

Accumulated other comprehensive loss:
Balance, beginning of year (b)	(40.2)	(93.0)	(18.1)
Unrealized gain (loss) on securities, net of tax of $0.1, $(2.4) and $(0.0)	0.3	(3.6)	(0.1)
Change in minimum pension liability, net of tax of $(8.0), $43.1 and $(61.5)	(12.0)	65.3	(96.9)
Hedge accounting, net of tax of $2.9, $1.1 and $2.3	4.5	5.3	3.6
Foreign currency translation	27.9	(10.6)	16.7
Reclassification adjustments:
Hedge accounting	(5.3)	(3.6)	0.8
Securities	(1.9)	—	1.0

Balance, end of year (c)	(26.7)	(40.2)	(93.0)

Total shareholders’ equity	$1,901.4	$1,598.9	$1,299.2

Total comprehensive income (loss) (a–b+c)	$309.7	$279.9	$(48.6)

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Business

Smithfield Foods, Inc., together with its subsidiaries (the Company), is the largest hog producer and pork processor in the world and the fifth largest beef processor in the United States (U.S.). The Company conducts its business through six reporting segments, Pork, Beef, International, Hog Production (HP), Other and Corporate, each of which is comprised of a number of subsidiaries. Prior to the fourth quarter of fiscal 2005, the Company conducted its business through five reporting segments, Pork, Beef, HP, Other and Corporate. The Company has reclassified the segment information for fiscal 2004 and 2003 to conform to the fiscal 2005 presentation.

The Pork segment consists mainly of eight wholly- or majority-owned United States (U.S.) fresh pork and processed meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries and the Company’s cattle feeding operations. The HP segment consists primarily of hog production operations located in the U.S., Poland and Romania. The International segment is comprised of international meat processing operations, mainly in France, Poland and Romania and the Company’s interests in international meat processing operations, mainly in Mexico and Spain. The Other segment is mainly comprised of the Company’s turkey production operations, its interests in turkey processing operations and the Company’s alternative fuels subsidiary. Each of the segments has certain joint ventures and other investments in addition to their main operations.

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

For the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. The resulting translation adjustments are reflected as currency translation adjustment in the consolidated statement of shareholders’ equity. Revenue and expenses are translated monthly at the prior month’s ending exchange rate which approximates the average exchange rate over the course of the fiscal year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Management uses estimates and assumptions in the preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest April 30th. Fiscal 2005 and fiscal 2003 were 52 weeks. Fiscal 2004 was 53 weeks.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. As of May 1, 2005 and May 2, 2004, cash and cash equivalents included $13.4 million and $16.0 million, respectively, in short-term marketable securities. The carrying value of cash equivalents approximates market value.

Accounts Receivable

Accounts receivable represent receivables recorded at the invoiced amount, from customers in the ordinary course of business, and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market adjusted for the fair value of commodity derivatives. Cost includes raw materials, labor and manufacturing and production overhead.

Inventories consist of the following:

(in millions)	May 1, 2005	May 2, 2004
Fresh and processed meats	$636.4	$532.7
Live hogs	482.1	482.4
Live cattle	373.2	100.2
Manufacturing supplies	61.3	58.9
Other	161.4	98.7
Fair value derivative instrument adjustment	3.5	55.9

Total inventories	$1,717.9	$1,328.8

Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are classified as property, plant and equipment and amortized over the lease terms. Lease amortization is included in depreciation expense. Depreciation expense is included in the consolidated statement of income as either cost of sales or selling, general and administrative expenses. Depreciation expense totaled $189.6 million, $167.5 million and $151.5 million in fiscal 2005, 2004 and 2003, respectively. Repairs and maintenance charges are expensed as incurred. Repair and maintenance expenses totaled $278.0 million, $240.1 million and $199.6 million in fiscal 2005, 2004 and 2003, respectively. Improvements that materially extend the life of the asset are capitalized. Gains and losses from dispositions or retirements of property, plant and equipment are recognized currently.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest on capital projects is capitalized during the construction period. Total interest capitalized was $3.3 million, $1.9 million and $2.5 million in fiscal 2005, 2004 and 2003, respectively.

Property, plant and equipment, net, consists of the following:

(in millions)	Useful Life	May 1, 2005	May 2, 2004
Land		$188.2	$145.5
Buildings and improvements	20-40 years	1,248.2	1,134.5
Machinery and equipment	5-20 years	1,396.6	1,244.4
Breeding stock	2 years	114.8	111.1

		2,947.8	2,635.5
Accumulated depreciation		(1,117.9)	(939.9)

		1,829.9	1,695.6
Construction in progress		112.8	65.4

Property, plant and equipment, net		$1,942.7	$1,761.0

Goodwill and Other Intangible Assets

Goodwill and other indefinite-life intangible assets are tested annually for impairment. Separable intangible assets with finite lives are amortized over their useful lives. The Company allocates goodwill to its reporting units and performs an annual assessment for potential impairment. Management believes there is no significant exposure to a loss from impairment of acquired goodwill and other intangible assets as of May 1, 2005.

Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized over the terms of the related loan agreements using the straight- line method, which approximates the effective interest method.

Investments

Investments consist of the following:

(in millions)	May 1, 2005	May 2, 2004
Campofrío Alimentación S. A. (Campofrío)	$138.6	$87.9
Carolina Turkeys	46.8	44.3
Agroindustrial del Noroeste (Agroindustrial)	44.1	23.9
Granjas Carroll de Mexico (Granjas)	26.3	17.8
Other	61.3	20.8

Total investments	$317.1	$194.7

Campofrío

In February 2004 (fiscal 2004), the Company purchased 8,008,294 shares (approximately 15%) of Campofrío for approximately $87.9 million. At May 2, 2004, the value of Campofrío shares was approximately $116.0 million. Campofrío, primarily a processor of pork and further processed pork products, is based in Spain, operates in Portugal, Russia, Romania and France, and exports to over 40 countries. Campofrío’s annual sales are

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately €1 billion ($1.25 billion)(unaudited). The Company did not have the ability to exercise significant influence over the management of Campofrío and, therefore, the investment was accounted for as an available-for-sale security in accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities”.

In August 2004 (fiscal 2005) in two separate transactions, the Company purchased a total of 3,787,265 additional shares of Campofrío for approximately $49.0 million. The Company currently holds 22% of the outstanding shares of Campofrío. In accordance with the Accounting Principals Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), the Company determined that it had the ability to exercise significant influence over the operations of Campofrío and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in the first quarter of fiscal 2005. As required by APB 18, the Company evaluated whether the investment and results of operations for the prior periods presented were material so as to warrant retroactive adjustment. The company determined that the change was immaterial to the consolidated results of operations and has not restated its fiscal 2004 consolidated statement of income to reflect the application of the equity method. The Company determined that the change was material to the consolidated balance sheet and has, therefore, reclassified $116.1 million of marketable equity securities from other long-term assets to investments in partnerships, $9.8 million of deferred tax liabilities from other long-term liabilities to investments in partnerships, and $18.3 million of gains on marketable securities from accumulated other comprehensive loss to investments in partnerships on its May 2, 2004 balance sheet to reflect the application of the equity method.

As of May 1, 2005, the Company held 11,795,559 shares of Campofrío with a market value of $201.8 million. The stock, traded on the Madrid Stock Exchange, closed at $17.11 on the last day of trading before the Company’s fiscal year end.

Derivative Financial Instruments and Hedging Activities

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133), all commodity derivatives are reflected at their fair value and are recorded in current assets and current liabilities in the consolidated balance sheets as of May 1, 2005 and May 2, 2004. Commodity derivative instruments consist primarily of exchange-traded futures contracts; however, the Company enters into exchange traded option contracts, as well. In addition to commodity derivatives, the Company will from time to time enter into treasury derivatives. Treasury derivatives, which consist of interest rate and foreign exchange instruments, are also recorded at fair value with the resultant asset or liability recorded as a current asset or liability with the offset adjusting the carrying value of the underlying treasury instrument, other comprehensive income (loss) or net income, as appropriate.

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

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Self-Insurance Programs

The Company is self-insured for certain levels of general and vehicle liability, property, workers’ compensation, product recall and health care coverage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

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

Advertising Costs

Advertising costs are expensed as incurred, except for certain production costs, which are expensed upon the first airing of the advertisement. Advertising costs for fiscal years 2005, 2004 and 2003 were $116.3 million, $95.8 million and $110.6 million, respectively.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company may elect to adopt SFAS 123R on a

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

modified prospective basis under which the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company may also elect to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123), which is in compliance with the provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment to SFAS 123” (SFAS 148). SFAS 123R is effective for the Company beginning in fiscal 2007. The Company has not completed its evaluation of the effect that SFAS 123R will have, but believes that the effect will be consistent with proforma disclosures currently being made.

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2005 presentations.

Note 3:    Acquisitions and Disposition

Acquisitions

The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the dates of acquisition.

In November 2004 (fiscal 2005), the Company acquired Morliny S.A. (Morliny) and Comtim Group SRL (Comtim) in the International segment for approximately $71.3 million plus the assumption of certain liabilities. Morliny is a meat processor in Poland and Comtim is an integrated meat processing company in Romania. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $21.5 million.

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

In October 2004 (fiscal 2005), the Company acquired MF Cattle Feeding, Inc. (MFI) for approximately $56.7 million. The principal assets of MFI are three cattle feedlots in Colorado and one in Idaho. The one-time feeding capacity of the feedlots, which will be operated by the Beef segment, is 357,000 head. The acquired assets do not include any of the cattle located on the feedlots. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $7.0 million.

In July 2004 (fiscal 2005), the Company acquired Jean Caby S.A. (Jean Caby) and related companies in the International segment for approximately $33.4 million plus the assumption of certain liabilities. Jean Caby, established in 1919 in France, produces and markets cured and cooked processed meats including deli cooked hams, dry sausages, cocktail sausages and hot dogs. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $10.6 million.

Had the acquisitions of Morliny, Comtim, the two Pork segment companies, MFI and Jean Caby occurred at the beginning of fiscal 2004, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for fiscal 2005 or fiscal 2004.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition for Farmland Foods (in millions).

Current assets	$217.6
Property, plant and equipment, net	166.2
Goodwill	35.2
Other	100.1

Total assets acquired	519.1

Current liabilities	(73.9)
Other long-term liabilities	(67.8)

Total liabilities assumed	(141.7)

Net assets acquired	$377.4

Had the acquisition of Farmland Foods occurred at the beginning of fiscal 2003, sales, net income and net income per diluted share would have been $10,041.5 million, $245.8 million and $2.20, respectively, for fiscal 2004 (unaudited) and $8,668.2 million, $57.5 million and $.52, respectively, for fiscal 2003 (unaudited).

In March 2004 (fiscal 2004), the Company acquired a 70% stake in Agrotorvis SRL (Agrotorvis), for approximately €19 million ($23.8 million). Agrotorvis has hog production and pork processing assets in Romania.

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

In September 2003 (fiscal 2004), the Company acquired Alliance Farms Cooperative Association (Alliance) for approximately $23.1 million. Alliance is a farrow to nursery operation producing weaned pigs that are finished at other company-owned facilities, thereby providing approximately 500,000 market hogs annually.

Had the acquisitions of Cumberland Gap, Agrotorvis and Alliance occurred at the beginning of fiscal 2003, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for fiscal 2003 or fiscal 2004.

Disposition

On April 5, 2004, the Company completed the sale of all of the outstanding stock of Schneider Corporation (Schneider) to Maple Leaf Foods Inc. for approximately $279.4 million, including the assumption of Schneider’s outstanding debt. Schneider’s results of operations and the gain on disposal and cash flows have been reflected in the consolidated financial statements and notes as discontinued operations.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales and income before income taxes of Schneider were $840.3 million and $24.4 million, respectively, for fiscal 2004 and $769.1 million and $22.7 million, respectively, for fiscal 2003.

Note 4:    Debt

Long-term debt consists of the following:

(in millions)	May 1, 2005	May 2, 2004
7.00% senior unsecured notes, due August 2011	$600.0	$—
7.75% senior unsecured notes, due May 2013	350.0	350.0
8.00% senior unsecured notes, due October 2009	300.0	300.0
Long-term credit facility, expiring December 2006	200.0	384.0
7.625% senior subordinated notes, due February 2008	182.1	182.1
8.52% senior notes, due August 2006	100.0	100.0
8.44% note, payable through October 2009	50.0	50.0
Variable rate notes (4.41% at May 1, 2005), payable through October 2009	47.5	52.5
7.89% senior notes, payable through October 2009	45.0	55.0
Variable rate notes (5.44% at May 1, 2005), payable through July 2011	22.5	24.5
8.63% notes, payable through July 2011	19.2	20.4
8.25% notes, payable through March 2006	15.0	30.0
Various, interest rates from 2.01% to 10.75%, due May 2005 through May 2043	300.9	227.5
Fair-value derivative instrument adjustment	(5.2)	(6.2)
Unamortized debt premium	11.1	—

Total debt	2,238.1	1,769.8
Current portion	(91.2)	(76.0)

Total long-term debt	$2,146.9	$1,693.8

Scheduled maturities of long-term debt are as follows:

Fiscal Year
(in millions)
2006	$91.2
2007	470.7
2008	223.0
2009	42.3
2010	364.5
Thereafter	1,046.4

Total debt	$2,238.1

The Company expects to use availability under its long-term revolving credit facility, operating leases and internally generated funds for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

In November 2004 (fiscal 2005), the Company issued $200.0 million of seven-year, 7% senior unsecured notes due August 2011. The notes issued in November were issued at 106% of par to yield 5.9%. In August 2004

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(fiscal 2005), the Company issued $400.0 million of seven-year, 7% senior unsecured notes due August 2011. Net proceeds of the sale of these notes were used to repay indebtedness under the Company’s primary revolving credit facility (the Facility). The Company expects to use the availability under the Facility, together with internally generated funds, for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

In October 2003 (fiscal 2004), the Company entered into a 364-day bridge loan and security agreement (the Bridge Loan) with Goldman Sachs Credit Partners L.P. for $300.0 million. The proceeds from the Bridge Loan were used to finance the acquisition of Farmland Foods (See Note 3). The initial interest rate on the Bridge Loan was LIBOR plus 5.0%. During the fourth quarter of fiscal 2004, the interest rate increased to LIBOR plus 6.0% for the remainder of the term. The Bridge Loan was repaid in April 2004 with the proceeds from the sale of Schneider (See Note 3). In fiscal 2004, the Company recorded fees and interest expense totaling $14.0 million related to the Bridge Loan.

In May 2003 (fiscal 2004), the Company issued $350.0 million of ten-year, 7.75% senior unsecured notes. Net proceeds of the sale of these notes were used to repay indebtedness under the revolving credit facility.

In April 2003 (fiscal 2003), the Company amended the Facility to increase the line from $750.0 million to $900.0 million. The Facility expires December 2006. Borrowings under the Facility are prepayable and bear interest, at the Company’s option, at variable rates based on margins over the Federal Funds rate or LIBOR. The margin is a function of the Company’s leverage.

The Company has aggregate credit facilities totaling $938.5 million. As of May 1, 2005, the Company had unused capacity under these credit facilities of $618.8 million. These facilities are generally at prevailing market rates. The Company pays commitment fees on the unused portion of the facilities.

Average borrowings under credit facilities were $269.8 million, $428.2 million and $467.4 million in fiscal 2005, 2004 and 2003, respectively, at average interest rates of approximately 3.6%, 3.5% and 3.3%, respectively. Maximum borrowings were $586.8 million, $641.5 million and $625.0 million in fiscal 2005, 2004 and 2003, respectively. Total outstanding borrowings were $211.2 million and $406.9 million with average interest rates of 4.7% and 3.3% as of May 1, 2005 and May 2, 2004, respectively. In addition, the Company had $108.6 million of outstanding letters of credit at May 1, 2005.

The senior subordinated notes and the senior unsecured notes are unsecured. The senior secured notes are secured by certain of the Company’s major processing plants and hog farm facilities.

The Company’s various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, fixed charges, leverage, interest coverage and capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to shareholders. As of May 1, 2005, the Company was in compliance with all debt covenants.

In the last half of fiscal 2003, certain of the covenants in the Company’s agreements were amended. The covenants in the Company’s $900.0 million revolving credit facility were amended to indefinitely suspend the leverage ratio, reduce the interest coverage ratio, impose a borrowing base limitation and require certain minimum liquidity levels when the Company is acquiring other businesses. This amendment provided the Company the right to elect out of the borrowing base requirement, in which case the suspended and reduced covenants would be reinstated. In July 2004 (fiscal 2005), the Company elected out of the borrowing base and the original covenant levels were reinstated. The covenants in the Company’s senior secured notes were amended to suspend certain leverage ratios through July 2004 (fiscal 2005), reduce the fixed charge coverage ratio,

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increase the minimum working capital requirement, establish maintenance of debt to total capitalization ratios and require certain minimum liquidity levels when the Company is acquiring other businesses. Beginning in August 2004 (fiscal 2005), the Company was required to maintain certain financial covenants at their original levels (fixed charges coverage, as defined, of greater than or equal to 1.50 to 1; consolidated funded debt to EBITDA, as defined, of less than or equal to 4.00 to 1; and consolidated senior funded debt to EBITDA, as defined, of less than or equal to 3.20 to 1).

The covenants in the Company’s senior secured notes were amended in October 2004 (fiscal 2005) to realign those covenants with the covenants in the Facility. The current ratio, senior funded debt to EBITDA, as defined, and senior funded debt to total capitalization were removed. The tangible net worth test was changed to a net worth test and an interest coverage ratio was established at a minimum of 3.00 to 1.

Note 5:    Income Taxes

Income tax consists of the following:

(in millions)	2005	2004	2003
Current tax expense:
Federal	$128.2	$58.4	$15.0
State	18.3	9.2	4.8
Foreign	3.5	(0.1)	2.5

	150.0	67.5	22.3

Deferred tax expense (benefit):
Federal	1.8	18.0	(13.5)
State	1.6	(0.2)	(4.2)
Foreign	(2.6)	(1.2)	—

	0.8	16.6	(17.7)

Total income taxes	$150.8	$84.1	$4.6

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	2005	2004	2003
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9	1.8	3.9
Taxes on foreign income which differ from the statutory U.S. federal rate	(2.6)	1.5	28.3
Export benefit	(1.6)	(3.3)	(49.9)
Other	(0.0)	(0.9)	10.6

	33.7%	34.1%	27.9%

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences consist of the following:

(in millions)	May 1, 2005	May 2, 2004
Deferred tax assets:
Pension liabilities	$34.0	$26.6
Employee benefits	34.6	39.2
Tax credits, carryforwards and net operating losses	20.8	22.8
Accrued expenses	26.9	27.6
Other	7.8	5.0

	$124.1	$121.2

Deferred tax liabilities:
Property, plant and equipment	$209.6	$182.7
Accounting method change	69.4	84.0
Investments in subsidiaries	91.9	79.7
Intangible assets and other	5.0	3.2

	$375.9	$349.6

As of May 1, 2005 and May 2, 2004, the Company had $16.7 million and $15.6 million, respectively, of deferred tax assets included in other current assets. The Company had a valuation allowance of $41.6 million and $47.4 million related to income tax assets as of May 1, 2005 and May 2, 2004, respectively, mainly foreign tax credit carryforwards and the result of losses in foreign jurisdictions for which no tax benefit was recognized.

The tax credits, carryforwards and net operating losses expire from fiscal 2006 to 2025.

As of May 1, 2005, foreign subsidiary net earnings of $35.7 million were considered permanently reinvested in those businesses. Accordingly, federal income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

Note 6:    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in millions)	May 1, 2005	May 2, 2004
Payroll and related benefits	$168.0	$143.6
Self-insurance reserves	61.5	48.5
Other	212.4	209.2

Total accrued expenses and other current liabilities	$441.9	$401.3

Note 7:    Shareholders’ Equity

Share Repurchase Program

As of May 1, 2005, the board of directors had authorized the repurchase of up to 18,000,000 shares of the Company’s common stock. The Company repurchased 100,000 and 949,600 shares of common stock in fiscal 2005 and 2003, respectively. During fiscal 2004, the Company did not repurchase any of its shares of common

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock. As of May 1, 2005, the Company had 1,103,430 additional shares remaining under the authorization. On June 2, 2005, the board of directors authorized the repurchase of an additional 2,000,000 shares of the Company’s stock.

Preferred Stock

The Company has 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.

Stock Options

The Company’s 1992 Stock Option Plan and its 1998 Stock Incentive Plan (collectively, the incentive plans) provide for the issuance of nonstatutory stock options to management and other key employees. Options were granted for periods not exceeding 10 years and exercisable five years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There are 11,000,000 shares reserved under the incentive plans. As of May 1, 2005, there were 3,233,000 shares available for grant under the incentive plans.

The following table summarizes stock option transactions for fiscal years 2003 through 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 28, 2002	5,686,000	13.45
Granted	140,000	21.00
Exercised	(112,600)	5.85
Canceled	(80,000)	13.22

Outstanding at April 27, 2003	5,633,400	13.79
Granted	—	—
Exercised	(1,517,400)	8.42
Canceled	—	—

Outstanding at May 2, 2004	4,116,000	15.77
Granted	240,000	30.00
Exercised	(242,000)	10.53
Canceled	—	—

Outstanding at May 1, 2005	4,114,000	$16.90

The following table summarizes information about stock options outstanding as of May 1, 2005:

	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable
Range of Exercise Price				Shares	Weighted Average Exercise Price
$ 6.81 to $ 9.39	156,000	2.1	$7.58	156,000	$7.58
13.12 to 15.81	1,723,000	4.4	13.37	483,000	13.74
16.06 to 20.02	1,655,000	6.1	18.63	10,000	16.06
21.00 to 21.84	340,000	6.5	21.49	—	—
30.00	240,000	9.1	30.00	—	—

$ 6.81 to $ 30.00	4,114,000	5.4	$16.90	649,000	$12.29

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilizes the fair value method defined in SFAS 123, which is in compliance with the provisions of SFAS No. 148 to account for the Company’s stock option plans. The Company records compensation expense for stock options granted subsequent to April 28, 2002 based on the fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. The impact of recording compensation expense for stock options granted was $0.4 million and $0.2 million in fiscal 2005 and 2004, respectively.

The following table summarizes the terms of stock options granted in the fiscal years indicated:

	2005	2003
Number of options granted	240,000	140,000
Exercise price	$30.00	$21.00
Weighted average fair value of option shares granted	$9.79	$7.76
Expected option life (years)	8	8
Risk free interest rate	3.30%	4.30%
Expected annual volatility	35%	35%
Dividend yield	0%	0%

No stock options were granted during fiscal 2004.

Stock options granted prior to April 29, 2002 continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recorded. Had the Company used the fair value method to determine compensation expense for its stock options granted prior to April 29, 2002, net income and net income per basic and diluted share would have been as follows:

(in millions, except per share data)	2005	2004	2003
Net income, as reported	$296.2	$227.1	$26.3
Pro forma net income	293.0	223.8	22.6
Net income per share, as reported:
Basic	$2.66	$2.06	$.24
Diluted	2.64	2.03	.24
Pro forma net income per share:
Basic	$2.63	$2.06	$.21
Diluted	2.61	2.03	.21

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

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Held in Trust

During fiscal 2005, the Company’s Supplemental Executive Retirement Plan purchased 350,000 shares of Company stock at an average price of $25.40 per share.

Accumulated Other Comprehensive Loss

The table below summarizes the components of accumulated other comprehensive loss, net of tax, as of May 1, 2005 and May 2, 2004.

(in millions)	2005	2004
Minimum pension liability	$(53.4)	$(41.4)
Foreign currency translation	27.4	(0.5)
Hedge accounting	(0.8)	1.7
Unrealized gain on securities	0.1	—

Accumulated other comprehensive loss	$(26.7)	$(40.2)

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

Derivative gains or losses from these cash flow hedges are deferred in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged forecasted purchases or sales affect earnings. To match the underlying transaction being hedged, derivative gains or losses associated with anticipated purchases are recognized in cost of sales and amounts associated with anticipated sales are recognized in sales in the consolidated statement of income. Ineffectiveness related to the Company’s cash flow hedges was not material in fiscal 2005, 2004 or 2003. There were no derivative gains or losses excluded from the assessment of hedge effectiveness and no hedges were discontinued during fiscal 2005, 2004 or 2003 as a result of it becoming probable that the forecasted transaction would not occur.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hedges

The Company’s commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designated as fair value hedges. These derivatives are designated as hedges of firm commitments to buy live hogs, live cattle, corn and soybean meal and hedges of live hog inventory. Derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Gains and losses related to hedges of firm commitments are recognized in cost of sales in the consolidated statement of income. Ineffectiveness related to the Company’s fair value hedges was not material in fiscal 2005, 2004 or 2003. There were no derivative gains or losses excluded from the assessment of hedge effectiveness during fiscal 2005, 2004 or 2003.

Foreign Currency and Interest Rate Derivatives

In accordance with the Company’s risk management policy, certain foreign currency and interest rate derivatives were executed in fiscal 2005, 2004 and 2003. These derivative instruments were primarily recorded as cash flow hedges or fair value hedges, as appropriate, and were not material to the results of operations.

The following table provides the fair value gain or (loss) of the Company’s open derivative financial instruments as of May 1, 2005 and May 2, 2004.

(in millions)	2005	2004
Livestock	$(1.6)	$(64.8)
Grains	(3.2)	6.3
Interest rates	(5.2)	(6.2)
Foreign currency	(2.0)	(1.2)

As of May 1, 2005, no commodity futures contracts exceed twelve months. As of May 1, 2005, the weighted average maturity of the Company’s interest rate and foreign currency financial instruments is twenty months, with maximum maturities of fifty-four and four months, respectively. The Company believes the risk of default or nonperformance on contracts with counterparties is not significant.

The Company determines the fair value of public debt using quoted market prices and values all other debt using discounted cash flow techniques at estimated market prices for similar issues. As of May 1, 2005 and May 2, 2004, the fair value of long-term debt, based on the market value of debt with similar maturities and covenants, was approximately $2,359.6 million and $1,903.0 million, respectively.

Note 9:    Pension and Other Retirement Plans

The Company provides the majority of its U.S. employees with pension benefits. Salaried employees are provided benefits based on years of service and average salary levels. Hourly employees are provided benefits of stated amounts for each year of service.

The Company also provides health care and life insurance benefits for certain retired employees. These plans are unfunded and generally pay covered costs reduced by retiree premium contributions, co-payments and deductibles. The Company retains the right to modify or eliminate these benefits. The Company considers disclosures related to these plans immaterial to the consolidated financial statements and notes thereto.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the aforementioned pension plans to the net amounts measured and recognized in the consolidated balance sheets.

(in millions)	May 1, 2005	May 2, 2004
Change in benefit obligation:
Benefit obligation at beginning of year	$910.1	$387.2
Service cost	22.9	17.2
Interest cost	55.6	39.1
Acquisitions	—	486.1
Plan amendment	(15.9)	—
Employee contributions	1.4	1.3
Benefits paid	(52.7)	(34.2)
Actuarial loss	61.4	13.4

Benefit obligation at end of year	982.8	910.1

Change in plan assets:
Fair value of plan assets at beginning of year	699.2	226.5
Actual return on plan assets	76.9	72.3
Acquisition	—	418.7
Employer and employee contributions	36.3	15.9
Benefits paid	(52.7)	(34.2)

Fair value of plan assets at end of year	759.7	699.2

Reconciliation of accrued costs:
Funded status	(223.1)	(210.9)
Unrecognized actuarial loss	122.8	86.8
Unrecognized prior service (benefit) cost	(8.1)	9.1

Accrued cost at end of year	$(108.4)	$(115.0)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$11.1	$0.1
Accrued benefit liability	(214.7)	(192.1)
Intangible asset	7.8	9.0
Minimum pension liability	87.4	68.0

Net amount recognized at end of year	$(108.4)	$(115.0)

The accumulated benefit obligations for all defined benefit pension plans was $938.5 million and $856.5 million, respectively, as of May 1, 2005 and May 2, 2004. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $973.5 million, $929.2 million and $750.2 million, respectively, as of May 1, 2005 and $910.1 million, $856.5 million and $699.2 million, respectively, as of May 2, 2004. As of May 1, 2005 and May 2, 2004, the amount of Company stock included in plan assets was 3,850,840 shares and 2,900,840 shares with market values of $116.5 million and $77.2 million, respectively.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of calculating the expected return on pension plan assets, a market-related value is used. Market-related value is equal to fair value except for gains and losses on equity investments, which are amortized into market-related value on a straight-line basis over five years. The following table presents the components of the net periodic pension costs for the periods indicated.

Components of net periodic cost are:

(in millions)	2005	2004	2003
Service cost	$22.9	$17.2	$8.7
Interest cost	55.6	39.1	22.4
Expected return on plan assets	(58.9)	(36.5)	(22.5)
Net amortization	8.7	12.3	2.0

Net periodic cost	$28.3	$32.1	$10.6

Weighted-average assumptions used to determine net benefit cost are:

	2005	2004	2003
Discount rate	6.25%	6.40%	7.50%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	4.10%	4.50%	4.50%

Weighted-average assumptions used to determine benefit obligations are:

	2005	2004	2003
Discount rate	5.75%	6.25%	6.40%
Rate of compensation increase	4.00%	4.10%	4.50%

Pension plan assets may be invested in equities, debt securities, insurance contracts and real estate. The Company’s investment policy for the pension plans is to balance risk and return through a diversified portfolio of high-quality equity and fixed income securities. Equity targets for the pension plans are as indicated in the tables below. Maturity for fixed income securities is managed such that sufficient liquidity exists to meet near-term benefit payment obligations. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the Company’s Pension Investment Committee. The weighted-average return on assets assumption is based on historical performance for the types of assets in which the plan invests.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s pension plan assets allocations are as follows:

	May 1, 2005	May 2, 2004	Target Range
Asset Category:
Equity securities	63%	58%	51-64%
Debt securities	36	35	25-46
Real estate	—	5	—
Alternative assets	1	2	—

Total	100%	100%

The Company’s funding policy is to contribute the minimum amount required under government regulations. Minimum employer contributions to the pension plans are expected to be $32.8 million for the fiscal year ending April 30, 2006.

Future benefit payments are expected to be $45.4 million in fiscal 2006, $46.6 million in fiscal 2007, $49.7 million in fiscal 2008, $53.0 million in fiscal 2009, $55.2 million in fiscal 2010 and an aggregate of $318.5 million for the five years thereafter.

The Company sponsors defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. The Company’s contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $7.7 million, $5.7 million and $5.4 million for fiscal 2005, 2004 and 2003, respectively.

Note 10:    Lease Obligations and Commitments

The Company leases facilities and equipment under non-cancelable operating leases. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $56.5 million, $52.0 million and $38.4 million in fiscal 2005, 2004 and 2003, respectively. Rental expense in fiscal 2005, 2004 and 2003 included $0.6 million, $0.3 million and $0.2 million of contingent maintenance fees, respectively. Future rental commitments under non-cancelable operating leases as of May 1, 2005 are as follows:

Fiscal Year
(in millions)
2006	$45.8
2007	41.5
2008	28.8
2009	29.5
2010	16.7
Thereafter	42.0

$204.3

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under capital leases are as follows:

Fiscal Year
(in millions)
2006	$2.9
2007	2.2
2008	1.5
2009	1.5
2010	0.5
Thereafter	0.2

8.8
Less amounts representing interest	(1.5)

Present value of net minimum obligations	7.3
Less current portion	(2.5)

Long-term capital lease obligations	$4.8

As of May 1, 2005, the Company had approved capital expenditure commitments of $199.3 million for processed meats expansion and production efficiency projects.

The Company has agreements, expiring from fiscal 2006 through 2013, to use cold storage warehouses owned by partnerships, 50% of which are owned by the Company. The Company has agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In fiscal 2005, 2004 and 2003, the Company paid $14.2 million, $10.6 million and $12.1 million, respectively, in fees for use of the facilities. As of May 1, 2005 and May 2, 2004, the Company had investments of $1.7 million and $1.5 million, respectively, in the partnerships.

The Company has purchase commitments with certain hog and cattle producers that obligate the Company to purchase all the hogs and cattle that these producers deliver. Other arrangements obligate the Company to purchase a fixed amount of hogs and cattle. The Company also uses independent farmers and their facilities to raise hogs produced from the Company’s breeding stock in exchange for a performance-based service fee payable upon delivery. The Company estimates the future obligations under these commitments based on commodity livestock futures prices, expected quantities delivered and anticipated performance to be $973.8 million, $331.0 million, $247.1 million, $179.7 million and $79.4 million for fiscal 2006 to 2010, respectively. As of May 1, 2005, the Company is also committed to purchase $59.5 million under forward grain contracts payable in fiscal 2006.

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

Note 11:    Related Party Transactions

A director of the Company holds an ownership interest in Murfam Enterprises, LLC (Murfam) and DM Farms, LLC. These entities own farms that produce hogs under contract to the Company. Murfam also produces and sells feed ingredients to the Company. In fiscal 2005, 2004 and 2003, the Company paid $22.4 million, $23.6 million and $23.5 million, respectively, to these entities for the production of hogs and feed ingredients. In fiscal

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005, 2004 and 2003, the Company was paid $11.2 million, $18.5 million and $16.2 million, respectively, by these entities for associated farm and other support costs.

In addition, members of the director’s immediate family hold ownership interests in Arrowhead Farms, Inc., Enviro-Tech Farms, Inc., Golden Farms, Inc., Lisbon 1 Farm, Inc., Murphy-Honour Farms, Inc., PSM Associates LLC, Pure Country Farms, LLC, Stantonsburg Farm, Inc., Triumph Associates LLC and Webber Farms, Inc. These entities own farms that either produce and sell hogs to the Company or produce and sell feed ingredients to the Company. In fiscal 2005, 2004 and 2003, the Company paid $18.7 million, $17.4 million and $16.4 million, respectively, to these entities for the production of hogs and feed ingredients. In fiscal 2005, 2004 and 2003, the Company was paid $6.2 million, $8.5 million and $8.0 million, respectively, by these entities for associated farm and other support costs.

An executive officer of the Company (the chief executive officer of the HP segment) holds an ownership interest in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the HP segment. In fiscal 2005, 2004 and 2003, the Company paid $7.5 million, $6.6 million and $5.5 million, respectively, to JCT for the production of hogs. In fiscal 2005, 2004 and 2003, the Company was paid $4.2 million, $3.3 million and $2.5 million, respectively, from JCT for reimbursement of associated farm and other support costs. The Company had provided working capital advances to JCT under the terms of a $6.0 million revolving demand promissory note. During fiscal 2004 JCT repaid all advances from the Company.

The Company believes that the terms of the foregoing arrangement were no less favorable to the Company than if entered into with unaffiliated companies.

Note 12:    Regulation and Litigation

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

In February 2003, the EPA promulgated regulations under the Clean Water Act governing confined animal feeding operations (CAFOs). Among other things, these regulations impose obligations on CAFOs to manage animal waste in ways intended to reduce the impact on water quality. These new regulations have been challenged in federal court by both industry and environmental groups. Although a recent decision by the court invalidated several provisions of the regulations, they remain largely intact. Similarly, the State of North Carolina Department of Environment and Natural Resources (NCDENR) announced in July 2002 the issuance of general permits intended to protect state waters from impacts of large animal feeding operations. Environmental groups have initiated proceedings challenging the NCDENR’s action, and the Company has intervened. These proceedings are pending. Although compliance with the federal regulations or state permits will require some changes to the Company’s hog production operations resulting in additional costs to these operations, the Company does not believe that compliance with federal regulations or state permits as promulgated will have a material adverse effect on the Company’s hog production operations. However, there can be no assurance that pending challenges to the regulations or permits will not result in changes to those regulations or permits that may have a material adverse effect on the Company’s financial position or results of operations.

The EPA is also focusing on the possible need to regulate air emissions from animal feeding operations. During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at the EPA’s request to assist the EPA in making that determination. The Academy’s study identified a need for more research

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, the EPA recently offered to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators would agree to pay a small penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms would be given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. The agreement has been challenged in federal court by several environmental organizations; however, to date, neither the court nor the EPA have taken any action which would suggest that the agreement will not proceed as planned prior to the challenge. The Company and its hog production subsidiaries are currently evaluating whether they will participate in the consent agreement and order. New regulations governing air emissions from animal agriculture operations are likely to emerge from any monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations may not have a material adverse effect on the Company’s financial position or results of operations.

The Company from time to time receives notices from regulatory authorities and others asserting that it is not in compliance with such laws and regulations. In some instances, litigation ensues.

The Water Keeper Alliance Inc. Litigation

The Water Keeper Alliance, an environmental activist group from the State of New York, has filed or caused to be filed a series of lawsuits against the Company and its subsidiaries and properties. Some of those suits were resolved in the Company’s favor during fiscal years 2003 and 2004. The suits that remain pending are described below.

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

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 1999 to 2001 acquisitions of shares of IBP, inc. In settling the suit, the Company did not admit any wrongdoing and agreed to pay to the government $2.0 million, which was recorded as a corporate selling, general and administrative charge during the second quarter of fiscal 2005 and paid during the third quarter of fiscal 2005.

State of Iowa Legislation

In calendar year 2000 and again in calendar year 2002, an Iowa statute was amended, among other things, to prohibit meat processors from directly or indirectly contracting to raise hogs in Iowa and from providing financing to Iowa hog producers. On January 22, 2003, the Company prevailed in an action in the United States District Court for the Southern District of Iowa, Central Division (the District Court), which declared the Iowa legislation unconstitutional. The State of Iowa appealed that decision to the United States Court of Appeals for the Eighth Circuit (the Court of Appeals). While the appeal was pending and in an effort to address the constitutionality of the statute, the Iowa state legislature amended it again on May 9, 2003. On May 21, 2004, the Court of Appeals vacated the decision and sent the case back to the District Court for consideration of the constitutionality of the statute in light of the May 9, 2003 amendment. The Company intends to continue to challenge vigorously the constitutionality of the amended Iowa statute, although there can be no assurance that the Company will again be successful. If the Company’s challenge is unsuccessful, the Company believes that the most recent amendment provides that the Company has until June 30, 2006 to comply with the amended statute. Such legislation and the possible application of legislation may have a material adverse impact on the Company’s operations, which are substantially integrated. In addition, there can be no assurance that the statute will not be further amended by the Iowa state legislature or that similar statutes will not be enacted by other state legislatures.

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

On July 24, 2003, a putative class action complaint was filed on behalf of shareholders of Pennexx in the District Court against Pennexx, its directors (including two of the Company’s officers that were former directors of Pennexx) and the Company. The complaint alleges violations of federal securities laws and state common law and seeks unspecified compensatory damages in connection with the Company’s foreclosure on Pennexx’s assets. On December 5, 2003, Pennexx filed a cross-claim in the securities action against the Company and the Company’s officers that formerly served as directors of Pennexx. The cross-claim alleged, among other things, fraud, breach of fiduciary duty and tortious interference with contractual relations, and sought damages in excess of $226 million.

On December 12, 2003, the Company filed a motion to sever the cross-claim from the shareholders’ suit, which the District Court denied on January 22, 2004. In addition, the Company served counsel for Pennexx on December 22, 2003 with a motion for sanctions for filing the cross-claim in light of the terms of the Forbearance Agreement. On October 15, 2004, the Company filed a motion to dismiss Pennexx’s cross-claim, which the District Court granted in full on May 16, 2005. On June 2, 2005, Pennexx filed a Notice of Appeal of the District Court’s dismissal to the U.S. Court of Appeals for the Third Circuit. The Company continues to believe that the allegations in the cross-claim are unfounded and intends to defend the appeal vigorously.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 21, 2004, the Company filed a motion to dismiss the shareholders’ suit, which the District Court granted in part and denied in part on September 27, 2004. On February 23, 2005, the shareholder plaintiffs filed a motion to certify a class of certain Pennexx shareholders. The Company intends to oppose that motion. The Company believes that the remaining allegations in the securities action are unfounded and intends to defend the lawsuit vigorously.

Despite the Company’s efforts to build a viable business at this facility, Showcase Foods continued to incur operating losses in fiscal 2005 and the Company decided to cease operations there. The Company recorded a pre-tax charge of $4 million during the second quarter of fiscal 2005 in connection with the closing of the facility.

Note 13:    Reporting Segments

The Company conducts its business through six reporting segments, Pork, Beef, International, Hog Production (HP), Other and Corporate, each of which is comprised of a number of subsidiaries. Prior to the fourth quarter of fiscal 2005, the Company conducted its business through five reporting segments, Pork, Beef, HP, Other and Corporate. The Company has reclassified the segment information for fiscal 2004 and 2003 to conform to the fiscal 2005 presentation.

The Pork segment includes the Company’s operations that process, package, market and distribute fresh pork and processed meats to retail, foodservice and export channels mainly in the U.S. Similarly, the Beef segment includes the Company’s operations that process, package, market and distribute beef to the same channels and the Company’s cattle feeding operations. The International segment includes the Company’s operations that process, package, market and distribute fresh and processed meats to retail and foodservice customers and export mainly to European countries. The HP segment supplies raw materials (live hogs) primarily to the Pork segment and, to a lesser degree, the International segment, as well as to other outside operations. The Other segment is mainly comprised of the Company’s turkey production operations, its interests in turkey processing operations, and the Company’s alternative fuels subsidiary.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about the results of operations and the assets of the Company’s reportable segments for the fiscal years ended May 1, 2005, May 2, 2004 and April 27, 2003. The information contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate income taxes to segments. Segment assets exclude intersegment account balances as the Company believes that inclusion would be misleading or not meaningful. Management believes all intersegment sales are at prices that approximate market.

(in millions)	2005	2004	2003
Segment Profit Information
Sales:
Segment sales -
Pork	$7,636.5	$5,856.4	$4,183.1
Beef	2,280.6	2,391.6	2,165.2
International	1,022.3	663.7	538.3
HP	2,112.4	1,441.3	1,059.8
Other	141.7	116.7	98.9

Total segment sales	13,193.5	10,469.7	8,045.3

Intersegment sales -
Pork	$(31.3)	$(35.6)	$(27.8)
Beef	(15.8)	(21.1)	(12.3)
International	(34.4)	(27.7)	(27.9)
HP	(1,757.8)	(1,118.3)	(841.9)

Total intersegment sales	(1,839.3)	(1,202.7)	(909.9)

Consolidated sales	$11,354.2	$9,267.0	$7,135.4

Depreciation and amortization:
Pork	$95.2	$81.1	$71.9
Beef	19.4	18.7	18.1
International	24.2	17.9	15.4
HP	49.1	47.8	45.2
Other	1.2	0.8	0.6
Corporate	9.8	8.8	7.0

Consolidated depreciation and amortization	$198.9	$175.1	$158.2

Interest expense:
Pork	$43.4	$33.9	$27.6
Beef	15.7	9.9	9.2
International	11.8	9.1	10.7
HP	31.3	38.0	27.1
Other	2.5	1.6	1.5
Corporate	30.3	28.8	11.7

Consolidated interest expense	$135.0	$121.3	$87.8

Operating profit:
Pork	$165.6	$208.6	$178.1
Beef	(8.9)	82.6	77.4
International	11.7	11.3	10.0
HP	480.9	125.7	(108.4)
Other	28.1	11.2	6.1
Corporate	(95.4)	(71.3)	(58.9)

Consolidated operating profit	$582.0	$368.1	$104.3

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2005	2004	2003
Segment Asset Information
Assets:
Pork	$1,918.0	$1,633.6	$1,164.7
Beef	873.7	549.1	537.7
International, including discontinued operations	897.6	572.0	780.4
HP	1,533.6	1,482.1	1,423.8
Other	143.5	157.6	112.8
Corporate	338.4	391.2	191.2

Consolidated assets	$5,704.8	$4,785.6	$4,210.6

Capital expenditures, net of proceeds:
Pork	$134.0	$67.5	$91.8
Beef	13.4	9.8	7.4
International	35.4	20.5	18.9
HP	10.5	22.5	37.7
Other	6.4	9.9	0.2
Corporate	1.9	5.2	11.1

Consolidated capital expenditures, net of proceeds	$201.6	$135.4	$167.1

The following table shows the change in the carrying amount of goodwill by reportable segment for the fiscal years ended May 1, 2005 and May 2, 2004:

(in millions)	Pork	Beef	Int’l.	HP	Other	Total
Balance, April 27, 2003	$45.6	$117.8	$82.5	$154.3	$19.5	$419.7
Goodwill from acquisitions during the year	55.3	—	—	12.4	0.2	67.9
Other goodwill adjustments(1)	(1.2)	0.4	14.3	(1.3)	—	12.2

Balance, May 2, 2004	99.7	118.2	96.8	165.4	19.7	499.8
Goodwill from acquisitions during the year	27.1	10.5	34.0	3.8	—	75.4
Other goodwill adjustments(1)	4.5	—	18.5	5.9	0.2	29.1

Balance, May 1, 2005	$131.3	$128.7	$149.3	$175.1	$19.9	$604.3

(1)	Other goodwill adjustments include deferred tax, foreign currency translation and purchase price adjustments.

The following table presents the Company’s sales and long-lived assets attributed to operations by geographic area:

(in millions)	2005	2004	2003
Sales:
North America	$10,356.8	$8,629.2	$6,626.5
Europe	997.4	637.8	508.9

Total sales	$11,354.2	$9,267.0	$7,135.4

Long-lived assets:
North America	$2,412.1	$2,298.5	$2,311.6
Europe	765.2	463.5	248.5

Total long-lived assets	$3,177.3	$2,762.0	$2,560.1

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14:    Quarterly Results of Operations (Unaudited)

(in millions, except per share data)	First	Second	Third	Fourth	Fiscal Year
Fiscal 2005
Sales	$2,651.7	$2,719.1	$3,060.1	$2,923.3	$11,354.2
Gross profit	258.0	278.7	353.8	347.9	1,238.4
Income from continuing operations	54.9	58.4	97.5	85.4	296.2
Net income	54.9	58.4	97.5	85.4	296.2

Net income per common share(1)
Basic	$.49	$.53	$.88	$.77	$2.66
Diluted	$.49	$.52	$.87	$.76	$2.64

	First	Second	Third	Fourth	Fiscal Year
Fiscal 2004
Sales	$1,981.6	$2,059.7	$2,703.7	$2,522.0	$9,267.0
Gross profit	175.9	202.2	268.2	292.6	938.9
Income from continuing operations	17.6	31.9	42.1	71.1	162.7
Income from discontinued operations, net of tax	4.5	4.3	4.0	51.6	64.4
Net income	22.1	36.2	46.1	122.7	227.1

Net income per common share(1)
Basic:
Continuing	$.16	$.29	$.38	$.64	$1.48
Discontinued	.04	.04	.04	.47	.58

Net income per basic common share	$.20	$.33	$.42	$1.11	$2.06

Diluted:
Continuing	$.16	$.29	$.38	$.63	$1.46
Discontinued	.04	.04	.03	.46	.57

Net income per diluted common share	$.20	$.33	$.41	$1.09	$2.03

(1)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.

Note 15:    Subsequent Event

On May 20, 2005, the Company and ContiGroup Companies, Inc. completed the formation of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC (ContiBeef). Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup Companies, Inc., currently headquartered in Boulder, Colorado, with a total of ten feedlots located in Colorado, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers expects to sell cattle to multiple U.S. beef packing firms throughout the U.S. using a variety of marketing methods that were already in place at MFI and ContiBeef.

Schedule II

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED MAY 1, 2005

(Amounts in millions)

Column A	Column B	Column C Additions			Column D	Column E
Description	Balance at Beginning of Year	Charged to Income	Other Accounts	Acquisition Reserves(1)	Deductions	Balance at End of Year
Reserve for uncollectible accounts receivable:
Fiscal year ended May 1, 2005	$14.9	$1.3	$0.6	$0.8	$(4.1)	$13.5
Fiscal year ended May 2, 2004	$11.1	$6.3	$0.6	$1.3	$(4.4)	$14.9
Fiscal year ended April 27, 2003	$9.0	$2.8	$0.5	$—	$(1.2)	$11.1

Reserve for obsolete inventory:
Fiscal year ended May 1, 2005	$10.2	$1.3	$—	$1.0	$(3.8)	$8.7
Fiscal year ended May 2, 2004	$5.9	$5.6	$0.2	$—	$(1.5)	$10.2
Fiscal year ended April 27, 2003	$2.8	$3.8	$0.1	$—	$(0.8)	$5.9

(1)	Acquisition reserves represent the reserves recorded in connection with the creation of the opening balance sheets at entities acquired during the fiscal period indicated.

I-1