Form 10-Q
period 2005-07-31
SMITHFIELD FOODS INC
filed 2005-09-09
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 31, 2005, 111,103,597 shares of the Registrant’s Common Stock ($.50 per value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

	13 Weeks Ended
	July 31, 2005	August 1, 2004
	(unaudited)
Sales	$2,955.0	$2,651.7
Cost of sales	2,677.6	2,394.1

Gross profit	277.4	257.6

Selling, general and administrative expenses	173.5	149.1
Interest expense	38.4	27.6
Equity in income of affiliates	(7.8)	(2.3)

Income before income taxes	73.3	83.2
Income taxes	24.3	28.3

Net income	$49.0	$54.9

Income per share:
Basic	$.44	$.49

Diluted	$.44	$.49

Weighted average shares:
Weighted average basic shares	111.1	111.1
Effect of dilutive stock options	1.0	1.2

Weighted average diluted shares	112.1	112.3

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	July 31, 2005	May 1, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101.5	$86.8
Accounts receivable, net	632.6	656.5
Inventories	1,609.2	1,717.9
Prepaid expenses and other current assets	66.0	66.3

Total current assets	2,409.3	2,527.5

Property, plant and equipment	3,056.2	3,060.5
Accumulated depreciation	(1,150.9)	(1,117.8)

Property, plant and equipment, net	1,905.3	1,942.7

Goodwill	586.4	604.3
Investments	436.2	317.1
Other	315.1	313.2

Total assets	$5,652.3	$5,704.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$61.0	$43.7
Current portion of long-term debt and capital lease obligations	140.2	93.7
Accounts payable	471.8	502.6
Accrued expenses and other current liabilities	387.5	441.9

Total current liabilities	1,060.5	1,081.9

Long-term debt and capital lease obligations	2,112.3	2,151.7
Other	559.0	546.9

Total liabilities	3,731.8	3,780.5

Minority interests	22.1	22.9

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 111,079,597 and 111,249,597 issued and outstanding	55.5	55.6
Additional paid-in capital	490.3	496.1
Stock held in trust	(51.1)	(8.9)
Retained earnings	1,434.3	1,385.3
Accumulated other comprehensive loss	(30.6)	(26.7)

Total shareholders’ equity	1,898.4	1,901.4

Total liabilities and shareholders’ equity	$5,652.3	$5,704.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	13 Weeks Ended
	July 31, 2005	August 1, 2004
	(Unaudited)
Cash flows from operating activities:
Net income	$49.0	$54.9
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	51.5	47.5
Changes in operating assets and liabilities and other, net of effect of acquisitions	2.2	(186.8)

Net cash flows from operating activities	102.7	(84.4)

Cash flows from investing activities:
Capital expenditures, net of proceeds from disposals	(68.1)	(35.3)
Business acquisitions, net of cash acquired	—	(33.6)
Investments	(69.2)	(3.2)

Net cash flows from investing activities	(137.3)	(72.1)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and notes payable	50.0	31.8
Principal payments on long-term debt and capital lease obligations	(9.6)	(6.8)
Net borrowings on revolving credit facility	9.0	120.0
Other	1.9	—

Net cash flows from financing activities	51.3	145.0

Effect of foreign exchange rate changes on cash	(2.0)	(0.1)
Net change in cash and cash equivalents	14.7	(11.6)
Cash and cash equivalents at beginning of period	86.8	74.3

Cash and cash equivalents at end of period	$101.5	$62.7

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2005. The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2: Acquisitions

The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the dates of acquisition.

In November 2004 (fiscal 2005), the Company acquired Morliny S.A. (Morliny) and Comtim Group SRL (Comtim) in the International segment for approximately $71.3 million plus the assumption of certain liabilities. Morliny is a meat processor in Poland, and Comtim is an integrated meat processing company in Romania. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $21.5 million.

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

Had the acquisitions of Morliny, Comtim, the two Pork segment companies and Jean Caby occurred at the beginning of the preceding fiscal year, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for the 13 weeks ended August 1, 2004.

Note 3: Facility Closure

During the second quarter of fiscal 2005, the Company ceased operations at Showcase Foods, Inc. (Showcase Foods) in the Beef segment. In connection with the closing, the Company recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. During the first quarter of fiscal 2005, Showcase Foods incurred operating losses of $2.8 million. The Company does not currently expect to incur further significant losses or charges related to the closing of the Showcase Foods facility.

Note 4: Investments

Investments consist of the following:

(in millions)	July 31, 2005	May 1, 2005
Campofrío Alimentación S.A. (Campofrío)	$132.6	$138.6
Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	119.9	—
Carolina Turkeys	47.2	46.8
Agroindustrial del Noroeste (Norson)	46.2	44.1
Granjas Carroll de Mexico (Granjas)	28.4	26.3
Other	61.9	61.3

Total investments	$436.2	$317.1

In October 2004 (fiscal 2005), the Company acquired MF Cattle Feeding, Inc. (MFI) for approximately $56.7 million. The principal assets of MFI were three cattle feedlots in Colorado and one in Idaho. The one-time feeding capacity of the feedlots, which were operated by the Beef segment, was 357,000 head. The acquired assets did not include any of the cattle located on the feedlots. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $7.0 million.

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. (ContiGroup) completed the formation of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC (ContiBeef). The Company’s contribution to date has consisted of $74.3 million in cash and $44.7 million of net assets. Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup, currently headquartered in Boulder, Colorado, with a total of ten feedlots located in Colorado, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms throughout the U.S. using a variety of marketing methods that were already in place at MFI and ContiBeef.

Note 5: Inventories

Inventories consist of the following:

(In millions)	July 31, 2005	May 1, 2005
Fresh and processed meats	$589.5	$636.4
Live hogs	488.2	482.1
Live cattle	311.2	373.2
Manufacturing supplies	61.9	61.3
Other	158.4	161.4
Fair value derivative instrument adjustment	—	3.5

Total inventories	$1,609.2	$1,717.9

Note 6: Debt Issuances

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

Note 7: Guarantees

As of July 31, 2005, the Company has guarantees for the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: $66.0 million of debt borrowed by one of the Company’s Mexican joint ventures, Norson; up to $3.5 million of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas; and $2.5 million with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the New Credit Agreement (See Note 13).

Note 8: Pension Plans

The components of net periodic pension cost consist of:

	13 Weeks Ended
(In millions)	July 31, 2005	August 1, 2004
Service cost	$5.9	$5.7
Interest cost	13.8	13.9
Expected return on plan assets	(15.6)	(14.7)
Net amortization	2.0	2.2

Net periodic cost	$6.1	$7.1

Note 9: Shareholders’ Equity

Stock Options

The Company uses the fair value method to account for stock options granted after fiscal 2002. The Company records compensation expense for stock options based on their fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. For the 13 weeks ended July 31, 2005 and August 1, 2004, the impact of recording compensation expense for stock options granted after fiscal 2002 was less than one cent per diluted share.

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

	13 Weeks Ended
(In millions)	July 31, 2005	August 1, 2004
Net income, as reported	$49.0	$54.9
Pro forma net income	48.3	54.1
Net income per share, as reported:
Basic	.44	.49
Diluted	.44	.49
Pro forma net income per share:
Basic	.43	.49
Diluted	.43	.48

Stock Held in Trust

During the first quarter of fiscal 2006, the Company purchased, for contribution to a pension plan, 1,500,000 shares of Company stock at an average price of $28.11 per share. The plan currently holds 1,850,000 shares at an average cost of $27.60 per share.

Share Repurchases

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. During the first quarter of fiscal 2006, the Company repurchased 230,000 shares of its common stock at an average price of $29.52 per share. As of July 31, 2005, the Company had 2,873,430 shares of common stock remaining under the share repurchase program.

Note 10: Comprehensive Income

The components of comprehensive income, net of tax, consist of:

	13 Weeks Ended
(In millions)	July 31, 2005	August 1, 2004
Net income	$49.0	$54.9
Hedge accounting	2.6	(46.3)
Foreign currency translation	(6.5)	2.0

Total comprehensive income	$45.1	$10.6

Note 11: Derivatives and Hedging Activities

The fair value loss on the Company’s open derivative financial instruments consists of:

(In millions)	July 31, 2005	May 1, 2005
Livestock	$(5.9)	$(1.6)
Grains	(0.2)	(3.2)
Interest rates	(7.4)	(5.2)
Foreign currency	(2.2)	(2.0)

Note 12: Segment Data

The Company conducts its business through six reporting segments, Pork, Beef, International, HP, Other and Corporate. Prior to the fourth quarter of fiscal 2005, the Company conducted its business through five reporting segments, Pork, Beef, HP, Other and Corporate.

The Pork segment consists mainly of eight wholly- or majority-owned U.S. fresh pork and processed meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interest in cattle feeding operations. The HP segment consists primarily of hog production operations located in the U.S., Poland and Romania. The International segment is comprised of international meat processing operations, mainly in France, Poland and Romania and the Company’s interests in international meat processing operations, mainly in Mexico and Spain. The Other segment is mainly comprised of the Company’s turkey production operations, its interests in turkey processing operations, and the Company’s alternative fuels subsidiary. Each of the segments have certain joint ventures and other investments in addition to their main operations. The following table presents sales and operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	July 31, 2005	August 1, 2004
Sales:
Segment sales—
Pork	$1,854.4	$1,763.4
Beef	721.0	594.7
International	284.3	181.8
Hog Production	473.5	527.2
Other	36.9	36.9

Total segment sales	$3,370.1	$3,104.0

Intersegment sales—
Pork	$(13.1)	$(6.6)
Beef	(6.3)	(3.4)
International	(9.5)	(8.3)
Hog Production	(386.2)	(434.0)

Total intersegment sales	(415.1)	(452.3)

Consolidated sales	$2,955.0	$2,651.7

Operating profit(1):
Pork	$10.6	$21.8
Beef	7.3	1.8
International	(5.2)	1.4
Hog Production	115.0	99.6
Other	7.3	6.5
Corporate	(23.3)	(20.3)

Consolidated operating profit	$111.7	$110.8

(1)	The Company includes equity in income of affiliates in its calculation of operating profit. These amounts represent income from businesses in which the Company does not hold a controlling interest but which businesses operate in similar lines of business as the Company.

The following table shows the change in the carrying amount of goodwill by reportable segment for the 13 weeks ended July 31, 2005:

(In millions)	Pork	Beef	Int’l.	HP	Other	Total
Balance, May 1, 2005	$131.3	$128.7	$149.3	$175.1	$19.9	$604.3
Goodwill contributed to joint-venture	—	(7.0)	—	—	—	(7.0)
Other goodwill adjustments(1)	0.6	—	(11.1)	—	(0.4)	(10.9)

Balance, July 31, 2005	$131.9	$121.7	$138.2	$175.1	$19.5	$586.4

(1)	Other goodwill adjustments include deferred tax, foreign currency translation and purchase price adjustments.

Note 13: Subsequent Events

Fresh Pork Processing Rationalization

On August 25, 2005, the Company announced that it will be shifting hog processing operations from its Smithfield South facility (formerly Smithfield Packing) to its Smithfield North (formerly Gwaltney) and Tar Heel, North Carolina, facilities at the end of October. The Company expects this move to reduce total hogs processed in the U.S. by less than two percent, as the vast majority of the volume will be absorbed by the two remaining east coast fresh pork plants which have been operating below full capacity. An estimated pretax charge of approximately $8-10 million will be recorded during the fiscal second quarter. Smithfield Packing plans to utilize the vacated space for additional value-added fresh meat and processed meats capacity and believes this move will improve its cost structure for fresh pork.

New Revolving Credit Facility

On August 19, 2005, the Company entered into a $1.0 billion secured revolving credit agreement (the New Credit Agreement) that replaces the Facility. The New Credit Agreement provides for a $1.0 billion revolving credit facility that matures on August 19, 2010. The amount committed under the New Credit Agreement may be increased up to $1.35 billion at the Company’s request under certain conditions. The Company may draw down funds as a revolving loan or a swingline loan or to obtain letters of credit under the New Credit Agreement. The proceeds of any borrowings under the New Credit Agreement may be used to finance working capital needs and for other general corporate purposes of the Company and its subsidiaries.

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

The Pork segment consists mainly of eight wholly- or majority-owned U.S. fresh pork and processed meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interest in cattle feeding operations. The HP segment consists primarily of hog production operations located in the U.S., Poland and Romania. The International segment is comprised of international meat processing operations, mainly in France, Poland and Romania and the Company’s interests in international meat processing operations, mainly in Mexico and Spain. The Other segment is mainly comprised of the Company’s turkey production operations, its interests in turkey processing operations, and the Company’s alternative fuels subsidiary. Each of the segments have certain joint ventures and other investments in addition to their main operations.

RESULTS OF OPERATIONS

Overview

General Factors Affecting the Results of Operations

Live hog market prices averaged $51 per hundred weight during the first quarter of fiscal 2006, 10% below the prior year period. Partially offsetting this decrease were lower grain costs which produced raising costs of

$40 per hundred weight during the first quarter of fiscal 2006 compared to $43 per hundred weight in the prior year period.

During the first quarter of fiscal 2005, the Company’s HP earnings were reduced by approximately $19 million related to commodity hedging activity and forward purchasing arrangements in live hog and grain futures. The first quarter of fiscal 2006 was not significantly impacted by commodity hedging activity or forward purchasing agreements.

During the first quarter of fiscal 2006, the Company’s Polish operations temporarily shut down a red meat plant in connection with media reports on food safety and related issues. The Company voluntarily shut down the plant for ten days and recalled some previously shipped product. The shutdown and returns resulted in approximately $5 million of operating losses in the quarter.

Acquisitions

The following acquisitions affect the comparability of the results of operations:

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

Results of Operations for the 13 Weeks ended July 31, 2005 and August 1, 2004

The following table presents sales by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	July 31, 2005	August 1, 2004	$ Change
Pork	$1,854.4	$1,763.4	$91.0
Beef	721.0	594.7	126.3
International	284.3	181.8	102.5
Hog Production	473.5	527.2	(53.7)
Other	36.9	36.9	—

	3,370.1	3,104.0	266.1
Intersegment sales	(415.1)	(452.3)	37.2

Total sales	$2,955.0	$2,651.7	$303.3

Total sales increased $303.3 million, or 11%, to $2,955.0 million for the 13 weeks ended July 31, 2005 from $2,651.7 million for the 13 weeks ended August 1, 2004.

Pork segment sales increased $91.0 million, or 5%, to $1,854.4 million for the 13 weeks ended July 31, 2005 from $1,763.4 million for the 13 weeks ended August 1, 2004. Both fresh pork and processed meats volumes in the Pork segment, including acquisitions, increased nine percent. Excluding acquisitions, total pork volumes increased eight percent with fresh pork volumes increasing nine percent and processed meats increasing eight percent. Average unit selling prices in the Pork segment decreased three percent reflecting the effect of decreased raw material costs.

Beef segment sales increased $126.3 million, or 21%, to $721.0 million for the 13 weeks ended July 31, 2005 from $594.7 million for the 13 weeks ended August 1, 2004. The increase in Beef segment sales was due primarily to the inclusion of the cattle feeding operation, which accounted for $174.6 million of the increase. This was partially offset by a six percent decrease in the average unit selling price and a one percent decrease in total volumes, which resulted primarily from the continuing depressed market conditions for beef as many key export markets remained closed to U.S. beef.

International segment sales increased $102.5 million, or 56%, to $284.3 million for the 13 weeks ended July 31, 2005 from $181.8 million for the 13 weeks ended August 1, 2004. The increase in sales in the International segment was mainly due to acquisitions as well as stronger underlying foreign currencies. Total fresh pork and processed meats volumes in the International segment, including acquisitions, increased 58% with fresh pork volumes increasing 135% and processed meats volumes increasing 19%. Excluding acquisitions, total fresh and processed meats volume increased 7% with fresh meat volumes increasing 58% and processed meats volumes decreasing 20%. Average unit selling prices remained constant with increases in the strength of foreign currencies being offset by changes in product mix from last year’s quarter.

Hog Production segment sales decreased $53.7 million, or 10%, to $473.5 million for the 13 weeks ended July 31, 2005 from $527.2 million for the 13 weeks ended August 1, 2004. The decrease in HP segment sales was due to a 10% decrease in live hog market prices.

Other segment sales remained at $36.9 million for the 13 weeks ended July 31, 2005 and the 13 weeks ended August 1, 2004. The Company’s Other segment continued to have strong results in its turkey operations.

Gross profit increased $19.8 million, or 8%, to $277.4 million for the 13 weeks ended July 31, 2005 from $257.6 million for the 13 weeks ended August 1, 2004. The increase was mainly the result of increased profitability in the HP segment.

Selling, general and administrative expenses increased $24.4 million, or 16%, to $173.5 million for the 13 weeks ended July 31, 2005 from $149.1 million for the 13 weeks ended August 1, 2004. This increase was mainly due to SG&A of acquired entities and lower foreign exchange gains which were partially offset by lower variable compensation.

Equity in income of affiliates increased $5.5 million, to $7.8 million for the 13 weeks ended July 31, 2005 from $2.3 million for the 13 weeks ended August 1, 2004. This increase was primarily due to the Company’s investments in cattle feeding, Mexico, Spain and Brazil.

The following table presents operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	July 31, 2005	August 1, 2004	$ Change
Pork	$10.6	$21.8	$(11.2)
Beef	7.3	1.8	5.5
International	(5.2)	1.4	(6.6)
Hog Production	115.0	99.6	15.4
Other	7.3	6.5	0.8
Corporate	(23.3)	(20.3)	(3.0)

Total operating profit	$111.7	$110.8	$0.9

Total operating profit increased $0.9 million, or 1%, to $111.7 million for the 13 weeks ended July 31, 2005 from $110.8 million for the 13 weeks ended August 1, 2004.

Pork segment operating profit decreased $11.2 million, or 51%, to $10.6 million for the 13 weeks ended July 31, 2005 from $21.8 million for the 13 weeks ended August 1, 2004. The decrease was mainly due to depressed fresh pork margins partially offset by improved margins in processed meats.

Beef segment operating profit increased $5.5 million to $7.3 million for the 13 weeks ended July 31, 2005 compared to operating profit of $1.8 million for the 13 weeks ended August 1, 2004. The increase was mainly due to $6.0 million of profit from the cattle feeding operations and $3.0 million of loss incurred by Showcase Foods, Inc. in the prior year quarter which were partially offset by continuing depressed market conditions for beef as many key export markets remained closed to U.S. beef.

International segment operating profit decreased $6.6 million to a $5.2 million loss for the 13 weeks ended July 31, 2005 from a profit of $1.4 million for the 13 weeks ended August 1, 2004. The decrease was mainly due to the temporary shutdown and product recall at the Company’s Constar plant in Poland which contributed to a 20% decrease in processed meats volumes. Increased raw material cost also contributed to the decrease in operating profit with the cost of hogs increasing by 5%.

Hog Production segment operating profit increased $15.4 million, or 15%, to $115.0 for the 13 weeks ended July 31, 2005 from $99.6 million for the 13 weeks ended August 1, 2004. The HP segment’s operating profits increased primarily due to improved results in commodity hedging and forward purchasing activities which incurred losses of $19 million in the prior year quarter. These results were partially offset by a 10% decrease in hog prices and a 6% decrease in the number of head sold.

Other segment operating profit increased $0.8 million, or 12%, to $7.3 million for the 13 weeks ended July 31, 2005 from $6.5 million for the 13 weeks ended August 1, 2004. The increase is primarily due to continued strong results from the Company’s turkey operations partially offset with startup losses in the Company’s biodiesel renewable energy project.

Corporate expenses increased $3.0 million, or 15%, to $23.3 million for the 13 weeks ended July 31, 2005 from $20.3 million for the 13 weeks ended August 1, 2004. The increase is primarily due to higher costs of corporate related activities.

Interest expense increased $10.8 million, or 39%, to $38.4 million for the 13 weeks ended July 31, 2005 from $27.6 million for the 13 weeks ended August 1, 2004. The increase was mainly due to increased debt, incremental interest on long-term debt issued in fiscal 2005 and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate decreased to 33% for the 13 weeks ended July 31, 2005 as compared to 34% for the 13 weeks ended August 1, 2004. The decrease is mainly due to increased utilization of tax credits.

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

Cash Flows from Operating Activities

Cash provided by operations was $102.7 million for the 13 weeks ended July 31, 2005 as compared to cash used by operations of $84.4 million for the 13 weeks ended August 1, 2004. The change is mainly due to increased working capital and commodity futures contract settlements in the prior year periods partially offset by increased pension plan contributions in the current year period. The prior year working capital increase was the result of higher live hog prices.

Cash Flows from Investing Activities

Cash used in investing activities was $137.3 million for the 13 weeks ended July 31, 2005 and $72.1 million for the 13 weeks ended August 1, 2004. The increase was mainly due to the investment in Five Rivers as well as capital expenditures.

During the first quarter of fiscal 2006, the Company contributed $74.3 million of its $102.5 million projected cash investment in Five Rivers. The contributions are being funded initially from the Company’s revolving credit facility and subsequently from cash flow generated from the sale of cattle inventory which was not contributed to Five Rivers.

Capital expenditures in the 13 weeks ended July 31, 2005 totaled $68.1 million, as compared to $35.3 million in the 13 weeks ended August 1, 2004. Capital expenditures are related mainly to processed meats expansion, plant improvement projects and additional hog production facilities. As of July 31, 2005, the Company had approved capital expenditures of $468.9 million mainly for processed meats expansion, foreign farm and production efficiency projects.

In July 2004 (fiscal 2005), the Company acquired Jean Caby S.A. and related companies for approximately $33.4 million plus the assumption of certain liabilities.

Cash Flows from Financing Activities

Cash provided by financing activities was $51.3 million for the 13 weeks ended July 31, 2005 and $145.0 million for the 13 weeks ended August 1, 2004. The decrease is mainly due to lower borrowings on the Company’s revolving credit facility.

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. During the first quarter of fiscal 2006, the Company repurchased 230,000 shares of its common stock at an average price of $29.52 per share. As of July 31, 2005, the Company had 2,873,430 shares of common stock remaining under the share repurchase program.

As of July 31, 2005 the Company had aggregate credit facilities totaling $938.5 million including unused capacity of $594.7 million, including $568.5 million of unused capacity under the Facility. The Company had net borrowings of $9.0 million on the Facility during the 13 weeks ended July 31, 2005 and had net borrowings of $120.0 million on the Facility during the 13 weeks ended August 1, 2004.

On August 19, 2005, the Company entered into a $1.0 billion secured revolving credit agreement (the New Credit Agreement) that replaces the Facility. The New Credit Agreement provides for a $1.0 billion revolving credit facility that matures on August 19, 2010. The amount committed under the New Credit Agreement may be increased up to $1.35 billion at the Company’s request under certain conditions. The Company may draw down funds as a revolving loan or a swingline loan or to obtain letters of credit under the New Credit Agreement. The proceeds of any borrowings under the New Credit Agreement may be used to finance working capital needs and for other general corporate purposes of the Company and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking information includes statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and other strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The Company’s forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, the timing and extent to which beef export markets are reopened, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the investment performance of the Company’s pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for fiscal 2005. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed, or implied, by the statements. Any forward-looking statement that the Company makes speaks only as of the date of such statement, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performances, unless expressed as such, and should only be viewed as historical data.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2005. The Company’s exposure to market risk has not changed materially since May 1, 2005.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 16, 2005, the United States District Court for the Eastern District of Pennsylvania (the District Court) granted in full the Company’s motion to dismiss the cross-claim of Pennexx Foods, Inc. (Pennexx). On June 2, 2005, Pennexx filed a Notice of Appeal of the District Court’s dismissal of the cross claim to the U.S. Court of Appeals for the Third Circuit. The Company continues to believe that the allegations in the cross-claim are unfounded and intends to defend the appeal vigorously. On June 29, 2005, the District Court dismissed the putative class action filed on behalf of the shareholders of Pennexx without prejudice for lack of prosecution. The District Court took this action following the withdrawal of the lead plaintiff and the failure of any other putative class member to step forward as lead plaintiff. The Company intends to defend any appeal of the dismissal of the class action vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 – May 2 to May 29, 2005	230,000	(2)	$29.52	230,000	2,873,430
Month #2 – May 30 to July 3, 2005	1,500,000	(3)	28.11	—	2,873,430
Month #3 – July 4 to July 31, 2005	—		n/a	n/a	2,873,430

Total	1,730,000		$28.30	230,000	2,873,430

(1)	As of July 31, 2005, the Company’s board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares the Company may repurchase under the plan were authorized on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.
(2)	The purchases were made in open market transactions.
(3)	The purchases were made in open market transactions for contribution to the Company’s pension plans.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Form 10-Q Quarterly Report filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1	—	Amendment No. 8 dated as of June 3, 2005 among the Company, the Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, relating to the Multi-Year Credit Agreement dated December 6, 2001, as amended for a $900,000,000 secured multi-year revolving credit facility (incorporated by reference to Exhibit 4.6(k) to the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2005).

Exhibit 4.2	—	Revolving Credit Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A “Rabobank International”, New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc, as syndication agent, joint lead arranger and joint bookrunner and JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, relating to a $1,000,000,000 secured revolving credit facility (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2005).

Exhibit 4.3	—	Security Agreement dated as of August 19, 2005 among the Company, the Subsidiary Grantors identified therein, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the Company’s revolving credit agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2005).

Exhibit 10.1	—	Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005).

Exhibit 10.2	—	Compensation for Non-Employee Directors as of August 26, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005).

Exhibit 31.1	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/S/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

/S/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date: September 9, 2005