Form 10-Q
period 2005-10-30
SMITHFIELD FOODS INC
filed 2005-12-09
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2005

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

At November 30, 2005, 111,095,293 shares of the Registrant’s Common Stock ($.50 per value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
	(Unaudited)
Sales	$2,900.7	$2,719.1	$5,855.7	$5,370.8
Cost of sales	2,614.2	2,447.4	5,291.8	4,841.5

Gross profit	286.5	271.7	563.9	529.3
Selling, general and administrative expenses	175.7	157.1	349.2	306.2
Interest expense	37.9	32.5	76.3	60.1
Equity in income of affiliates	(4.4)	(5.1)	(12.2)	(7.4)

Income before income taxes	77.3	87.2	150.6	170.4
Income taxes	25.7	28.8	50.0	57.1

Net income	$51.6	$58.4	$100.6	$113.3

Income per share:
Basic	$.46	$.53	$.91	$1.02

Diluted	$.46	$.52	$.90	$1.01

Weighted average shares outstanding:
Basic	111.1	111.1	111.1	111.1
Effect of dilutive stock options	0.9	1.0	1.0	1.1

Diluted	112.0	112.1	112.1	112.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	October 30, 2005	May 1, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79.4	$86.8
Accounts receivable, net	753.5	656.5
Inventories	1,621.8	1,717.9
Prepaid expenses and other current assets	119.9	66.3

Total current assets	2,574.6	2,527.5

Property, plant and equipment	3,138.4	3,060.5
Accumulated depreciation	(1,198.7)	(1,117.8)

Property, plant and equipment, net	1,939.7	1,942.7

Goodwill	591.0	604.3
Investments	478.9	317.1
Other	326.5	313.2

Total assets	$5,910.7	$5,704.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$67.2	$43.7
Current portion of long-term debt and capital lease obligations	251.1	93.7
Accounts payable	576.1	502.6
Accrued expenses and other current liabilities	373.6	441.9

Total current liabilities	1,268.0	1,081.9

Long-term debt and capital lease obligations	2,146.8	2,151.7
Other	547.3	546.9

Total liabilities	3,962.1	3,780.5

Minority interests	19.2	22.9

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 111,085,293 and 111,249,597 issued and outstanding	55.5	55.6
Additional paid-in capital	492.6	496.1
Stock held in trust	(51.7)	(8.9)
Retained earnings	1,485.9	1,385.3
Accumulated other comprehensive loss	(52.9)	(26.7)

Total shareholders’ equity	1,929.4	1,901.4

Total liabilities and shareholders’ equity	$5,910.7	$5,704.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	26 Weeks Ended
	October 30, 2005	October 31, 2004
	(Unaudited)
Cash flows from operating activities:
Net income	$100.6	$113.3
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	109.3	96.0
Impairment of fixed assets	8.4	—
Changes in operating assets and liabilities and other, net of effect of acquisitions	(147.5)	(285.8)

Net cash flows from operating activities	70.8	(76.5)

Cash flows from investing activities:
Capital expenditures, net of proceeds from sale of breeding stock	(158.2)	(84.0)
Business acquisitions, net of cash acquired	(13.7)	(112.4)
Investments and other	(96.4)	(49.7)

Net cash flows from investing activities	(268.3)	(246.1)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and notes payable	126.2	446.5
Net borrowings (repayments) on revolving credit facility	111.0	(86.0)
Principal payments on long-term debt and capital lease obligations	(38.9)	(17.9)
Other	(8.5)	(6.3)

Net cash flows from financing activities	189.8	336.3

Effect of foreign exchange rate changes on cash	0.3	1.3
Net change in cash and cash equivalents	(7.4)	15.0
Cash and cash equivalents at beginning of period	86.8	74.3

Cash and cash equivalents at end of period	$79.4	$89.3

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1:	General

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

In November 2004 (fiscal 2005), the Company acquired Morliny S.A. (Morliny) and Comtim Group SRL (Comtim) reported in the International segment for approximately $71.3 million plus the assumption of certain liabilities. Morliny is a meat processor in Poland, and Comtim is an integrated meat processing company in Romania. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $21.5 million.

In November 2004 (fiscal 2005), the Company also acquired majority positions in two companies reported in the Pork segment for approximately $27.5 million plus the assumption of certain liabilities. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed at the date of acquisition was recorded as goodwill totaling $22.7 million.

In July 2004 (fiscal 2005), the Company acquired Jean Caby S.A. and related companies (Jean Caby) reported in the International segment for approximately $33.4 million plus the assumption of certain liabilities. Jean Caby produces and markets cured and cooked processed meats including deli cooked hams, dry sausages, cocktail sausages and hot dogs. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $10.6 million.

Had the acquisitions of Morliny, Comtim, the two Pork segment companies and Jean Caby occurred at the beginning of the preceding fiscal year, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for the 13 or 26 weeks ended October 31, 2004.

Note 3:	Facility Closures

In October 2005 (fiscal 2006), the Company ceased fresh pork processing operations at its subsidiary, The Smithfield Packing Company, Incorporated’s (Smithfield Packing), Smithfield facility. In November 2005 (fiscal 2006), Smithfield Packing announced that as part of its east coast restructuring plan, its facility located in Salem, Virginia would also be closed. During the 13 and 26 week periods ended October 30, 2005, the Company recorded, in cost of sales, accelerated depreciation totaling $7.9 million and an impairment charge totaling $8.4 million related to Smithfield Packing’s east coast restructuring plan.

During the second quarter of fiscal 2005, the Company ceased operations at Showcase Foods, Inc. (Showcase Foods) in the Beef segment. In connection with the closing, the Company recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. During the 13 and 26 weeks ended October 31, 2004, Showcase Foods incurred operating losses of $2.3 million and $5.1 million, respectively.

Note 4:	Investments

Investments consist of the following:

(In millions)	October 30, 2005	May 1, 2005
Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	$157.2	$—
Campofrío Alimentación S.A. (Campofrío)	135.0	138.6
Carolina Turkeys	47.3	46.8
Agroindustrial del Noroeste (Norson)	46.0	44.1
Granjas Carroll de Mexico (Granjas)	30.7	26.3
Other	62.7	61.3

Total investments	$478.9	$317.1

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

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. (ContiGroup) completed the formation of Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC (ContiBeef). The Company’s contribution to date has consisted of $104.3 million in cash and $43.6 million of net assets. Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup, currently headquartered in Boulder, Colorado, with a total of ten feedlots located in Colorado, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms throughout the U.S. using a variety of marketing methods that were already in place at MFI and ContiBeef.

Note 5:	Inventories

Inventories consist of the following:

(In millions)	October 30, 2005	May 1, 2005
Fresh and processed meats	$697.4	$636.4
Live hogs	482.4	482.1
Live cattle	231.4	373.2
Manufacturing supplies	65.9	61.3
Other	144.7	161.4
Fair value derivative instrument adjustment	—	3.5

Total inventories	$1,621.8	$1,717.9

Note 6:	Debt Issuances

In August 2005 (fiscal 2006), the Company entered into a $1.0 billion secured revolving credit agreement (the New Credit Agreement) that replaced the Company’s then existing credit facility (the Old Credit Agreement). The New Credit Agreement matures in August 2010. The amount committed under the New Credit Agreement may be increased up to $1.35 billion at the Company’s request under certain conditions. The

Company may draw down funds as a revolving loan or a swingline loan or to obtain letters of credit under the New Credit Agreement. The proceeds of any borrowings under the New Credit Agreement may be used to finance working capital needs and for other general corporate purposes of the Company.

In November 2004 (fiscal 2005), the Company issued $200.0 million of seven-year, 7% senior unsecured notes due 2011. The notes issued in November were issued at 106% of par to yield 5.9%. In August 2004 (fiscal 2005), the Company issued $400.0 million of seven-year, 7% senior unsecured notes due 2011. Net proceeds of the sale of these notes were used to repay indebtedness under the Old Credit Agreement.

Note 7:	Guarantees

As of October 30, 2005, the Company has guarantees for the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: $66.0 million of debt borrowed by Norson; up to $3.5 million of liabilities with respect to currency swaps executed by Granjas; and $2.5 million with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the New Credit Agreement.

Note 8:	Pension Plans

Net periodic pension costs consist of the following:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Service cost	$5.9	$5.8	$11.8	$11.5
Interest cost	13.8	13.8	27.6	27.7
Expected return on plan assets	(15.5)	(14.7)	(31.1)	(29.4)
Net amortization	1.9	2.1	3.9	4.3

Net periodic pension costs	$6.1	$7.0	$12.2	$14.1

Note 9:	Shareholders’ Equity

Stock Options

The Company uses the fair value method to account for stock options granted after fiscal 2002. The Company records compensation expense for stock options based on their fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. For the 13 and 26 weeks ended October 30, 2005 and October 31, 2004, the impact of recording compensation expense for stock options granted after fiscal 2002 was less than one cent per diluted share.

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

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net income, as reported	$51.6	$58.4	$100.6	$113.3
Pro forma net income	$50.9	$57.6	$99.2	$111.7
Net income per share, as reported:
Basic	$.46	$.53	$.91	$1.02
Diluted	$.46	$.52	$.90	$1.01
Pro forma net income per share:
Basic	$.46	$.52	$.89	$1.01
Diluted	$.45	$.51	$.88	$1.00

Stock Held in Trust

During the 26 weeks ended October 30, 2005, the Company purchased, for contribution to two non-qualified benefit plans, 1,518,681 shares of Company stock at an average price of $28.18 per share. The plans currently hold 1,868,681 shares at an average cost of $27.66 per share.

Share Repurchases

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. During the 26 weeks ended October 30, 2005, the Company repurchased 230,000 shares of its common stock at an average price of $29.52 per share. As of October 30, 2005, the Company had remaining authorization to repurchase 2,873,430 shares of common stock under the share repurchase program.

Note 10:	Comprehensive Income

Comprehensive income, net of tax, consists of the following:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net income	$51.6	$58.4	$100.6	$113.3
Hedge accounting	(27.2)	11.0	(24.6)	(35.3)
Unrealized gain on securities	1.3	—	1.3	—
Foreign currency translation	3.6	7.4	(2.9)	9.4

Total comprehensive income	$29.3	$76.8	$74.4	$87.4

Note 11:	Derivatives and Hedging Activities

The fair value loss on open derivative instruments consists of the following:

(In millions)	October 30, 2005	May 1, 2005
Livestock	$(4.1)	$(1.6)
Grains	(41.0)	(3.2)
Interest rates	(7.0)	(5.2)
Foreign currency	(4.3)	(2.0)

Note 12:	Segment Data

The Company conducts its business through six reporting segments, Pork, Beef, International, HP, Other and Corporate. Prior to the fourth quarter of fiscal 2005, the Company conducted its business through five reporting segments, Pork, Beef, HP, Other and Corporate.

The Pork segment consists mainly of eight wholly- or majority-owned U.S. fresh pork and processed meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interest in cattle feeding operations. The HP segment consists primarily of hog production operations located in the U.S., Poland and Romania. The International segment is comprised of international meat processing operations, mainly in France, Poland and Romania and the Company’s interests in international meat processing operations, mainly in Mexico and Spain. The Other segment is mainly comprised of the Company’s turkey production operations, its interests in turkey processing operations and the Company’s biodiesel renewable energy project. Each of the segments has certain joint ventures and other investments in addition to its main operations.

Sales and operating profit by reportable segment for the fiscal periods indicated consist of the following:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Sales:
Segment sales—
Pork	$1,827.0	$1,884.3	$3,681.4	$3,647.7
Beef	683.6	527.2	1,404.6	1,121.9
International	297.6	232.3	581.9	414.1
Hog Production	483.0	526.5	956.5	1,053.7
Other	39.8	37.3	76.7	74.2

Total segment sales	$3,331.0	$3,207.6	$6,701.1	$6,311.6

Intersegment sales—
Pork	$(12.8)	$(6.5)	$(25.8)	$(13.0)
Beef	(7.1)	(2.5)	(13.4)	(5.9)
International	(14.1)	(8.6)	(23.6)	(16.9)
Hog Production	(396.3)	(470.9)	(782.6)	(905.0)

Total intersegment sales	(430.3)	(488.5)	(845.4)	(940.8)

Consolidated sales	$2,900.7	$2,719.1	$5,855.7	$5,370.8

Operating profit(1):
Pork	$27.7	$39.9	$38.3	$61.7
Beef	(4.3)	(8.6)	3.0	(6.8)
International	(1.3)	5.4	(6.5)	6.8
Hog Production	103.0	98.2	218.0	197.8
Other	10.4	6.9	17.7	13.4
Corporate	(20.3)	(22.1)	(43.6)	(42.4)

Consolidated operating profit	$115.2	$119.7	$226.9	$230.5

(1)	The Company includes equity in income of affiliates in its calculation of operating profit. Equity in income of affiliates represents income from businesses in which the Company does not hold a controlling interest but which businesses operate in similar lines of business as the Company.

Changes in the carrying amount of goodwill by reportable segment for the 26 weeks ended October 30, 2005 consist of the following:

(In millions)	Pork	Beef	Int’l.	HP	Other	Total
Balance, May 1, 2005	$131.3	$128.7	$149.3	$175.1	$19.9	$604.3
Goodwill contributed to joint-venture	—	(7.0)	—	—	—	(7.0)
Other goodwill adjustments(2)	0.6	—	(7.7)	1.1	(0.3)	(6.3)

Balance, October 30, 2005	$131.9	$121.7	$141.6	$176.2	$19.6	$591.0

(2)	Other goodwill adjustments include deferred tax, foreign currency translation and purchase price adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Pork segment consists mainly of eight wholly- or majority-owned U.S. fresh pork and processed meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interest in cattle feeding operations. The HP segment consists primarily of hog production operations located in the U.S., Poland and Romania. The International segment is comprised of international meat processing operations, mainly in France, Poland and Romania, and the Company’s interests in international meat processing operations, mainly in Mexico and Spain. The Other segment is mainly comprised of the Company’s turkey production operations, its interests in turkey processing operations and the Company’s biodiesel renewable energy project. Each of the segments has certain joint ventures and other investments in addition to its main operations.

RESULTS OF OPERATIONS

Overview

General Factors Affecting the Results of Operations

Live hog market prices averaged $49 and $50 per hundred weight during the second quarter and first half of fiscal 2006, respectively, both of which were 10% below the prior year periods. Partially offsetting these decreases were lower grain costs which resulted in raising costs of $40 per hundred weight for the second quarter and first half of fiscal 2006 compared to $42 and $43 per hundred weight, respectively, in the prior year periods.

During the second quarter and first half of fiscal 2005, the Company’s HP earnings were reduced by approximately $24 million and $43 million, respectively, related to commodity hedging activity and forward purchasing arrangements in live hog and grain futures. The second quarter and first half of fiscal 2006 were not significantly impacted by commodity hedging activity or forward purchasing agreements.

During the first quarter of fiscal 2006, the Company’s Polish operations temporarily shut down a red meat plant in connection with media reports on food safety and related issues. The Company voluntarily shut down the plant for ten days and recalled some previously shipped product. The shutdown and returns resulted in approximately $5 million of operating losses during the first quarter of fiscal 2006.

In November 2004 (fiscal 2005), the Company announced a $2.0 million settlement of a civil suit filed by the U.S. Department of Justice (the DOJ). The Company recorded the charge to corporate selling, general and administrative expense during the second quarter of fiscal 2005.

Facility Closures

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

In October 2005 (fiscal 2006), the Company ceased fresh pork processing operations at its subsidiary, The Smithfield Packing Company, Incorporated’s (Smithfield Packing), Smithfield facility. In November 2005 (fiscal 2006), Smithfield Packing announced that as part of its east coast restructuring plan, its facility located in Salem, Virginia would also be closed. During the 13 and 26 week periods ended October 30, 2005, the Company recorded, in cost of sales, accelerated depreciation totaling $7.9 million and an impairment charge totaling $8.4 million related to Smithfield Packing’s east coast restructuring plan.

Acquisitions and Investments

In November 2004 (fiscal 2005), the Company acquired Morliny S.A. (Morliny) and Comtim Group SRL (Comtim) reported in the International segment for approximately $71.3 million plus the assumption of certain liabilities. Morliny is a meat processor in Poland and Comtim is an integrated meat processing company in Romania.

In November 2004 (fiscal 2005), the Company also acquired majority positions in two companies reported in the Pork segment for approximately $27.5 million plus the assumption of certain liabilities.

In October 2004 (fiscal 2005), the Company acquired MF Cattle Feeding, Inc. (MFI) for approximately $56.7 million.

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. (ContiGroup) completed the formation of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC (ContiBeef). The Company’s contribution to date has consisted of $104.3 million in cash and $43.6 million of net assets. Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup, currently headquartered in Boulder, Colorado, with a total of ten feedlots located in Colorado, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms throughout the U.S. using a variety of marketing methods that were already in place at MFI and ContiBeef.

In July 2004 (fiscal 2005), the Company acquired Jean Caby S.A. and related companies (Jean Caby) reported in the International segment for approximately $33.4 million plus the assumption of certain liabilities. Jean Caby produces and markets cured and cooked processed meats including deli cooked hams, dry sausages, cocktail sausages, and hot dogs.

Results of Operations for the Thirteen Weeks Ended October 30, 2005 and October 31, 2004

Sales by reportable segment for the fiscal periods indicated consist of the following:

	13 Weeks Ended
(In millions)	October 30, 2005	October 31, 2004	$ Change
Pork	$1,827.0	$1,884.3	$(57.3)
Beef	683.6	527.2	156.4
International	297.6	232.3	65.3
Hog Production	483.0	526.5	(43.5)
Other	39.8	37.3	2.5

	3,331.0	3,207.6	123.4
Intersegment sales	(430.3)	(488.5)	58.2

Total sales	$2,900.7	$2,719.1	$181.6

Total sales increased $181.6 million, or 7%, to $2,900.7 million in the 13 weeks ended October 30, 2005 from $2,719.1 million in the 13 weeks ended October 31, 2004.

Pork segment sales decreased $57.3 million, or 3%, to $1,827.0 million for the 13 weeks ended October 30, 2005 from $1,884.3 million for the 13 weeks ended October 31, 2004. Including acquisitions, total pork volumes decreased one percent with fresh pork volumes decreasing three percent and processed meats volumes increasing two percent. Average unit selling prices in the Pork segment decreased two percent reflecting the effect of decreased raw material costs.

Beef segment sales increased $156.4 million, or 30%, to $683.6 million for the 13 weeks ended October 30, 2005 from $527.2 million for the 13 weeks ended October 31, 2004. The increase in Beef segment sales was due primarily to the inclusion of the cattle feeding operation, which accounted for $119.8 million of the increase. Also contributing to the increase was a one percent increase in the average unit selling price and a seven percent increase in total volumes, which resulted primarily from slightly better domestic market conditions for beef.

International segment sales increased $65.3 million, or 28%, to $297.6 million for the 13 weeks ended October 30, 2005 from $232.3 million for the 13 weeks ended October 31, 2004. The increase in sales in the International segment was mainly due to acquisitions as well as stronger underlying foreign currencies. Total fresh pork and processed meats volumes in the International segment, including acquisitions, increased 29% with fresh pork volumes increasing 86% and processed meats volumes decreasing one percent. Excluding acquisitions, total fresh and processed meats volume remained the same with fresh pork volumes increasing 42% and processed meats volumes, which continue to suffer due to the temporary plant shutdown in Poland, decreasing 21%. Average unit selling prices increased two percent primarily due to the effect of foreign currencies.

Hog Production segment sales decreased $43.5 million, or 8%, to $483.0 million for the 13 weeks ended October 30, 2005 from $526.5 million for the 13 weeks ended October 31, 2004. The decrease in HP segment sales was due to a 10% decrease in live hog prices in the U.S. market partially offset by increased international production.

Other segment sales increased $2.5 million, or 7%, to $39.8 million for the 13 weeks ended October 30, 2005 from $37.3 million for the 13 weeks ended October 31, 2004. The Company’s Other segment continued to have strong results in its turkey operations.

Gross profit increased $14.8 million, or 5%, to $286.5 million for the 13 weeks ended October 30, 2005 from $271.7 million for the 13 weeks ended October 31, 2004. The increase was mainly the result of increased margins on fresh pork and processed meats in the Pork segment, partially offset by the Company’s $16.3 million plant closure charges related to its east coast restructuring plan.

Selling, general and administrative expenses increased $18.6 million, or 12%, to $175.7 million for the 13 weeks ended October 30, 2005 from $157.1 million for the 13 weeks ended October 31, 2004. This increase was mainly due to the inclusion of acquired businesses, lower foreign exchange gains and increased marketing expenses which were partially offset by lower variable compensation.

Equity in income of affiliates decreased $0.7 million, or 14%, to $4.4 million for the 13 weeks ended October 30, 2005 from $5.1 million for the 13 weeks ended October 31, 2004.

Operating profit by reportable segment for the fiscal periods indicated consists of the following:

	13 Weeks Ended
(In millions)	October 30, 2005	October 31, 2004	$ Change
Pork	$27.7	$39.9	$(12.2)
Beef	(4.3)	(8.6)	4.3
International	(1.3)	5.4	(6.7)
Hog Production	103.0	98.2	4.8
Other	10.4	6.9	3.5
Corporate	(20.3)	(22.1)	1.8

Total operating profit	$115.2	$119.7	$(4.5)

Total operating profit decreased $4.5 million, or 4%, to $115.2 million for the 13 weeks ended October 30, 2005 from $119.7 million for the 13 weeks ended October 31, 2004.

Pork segment operating profit decreased $12.2 million, or 31%, to $27.7 million for the 13 weeks ended October 30, 2005 from $39.9 million for the 13 weeks ended October 31, 2004. The decrease was mainly due to the Company’s plant closure charges and higher plant energy and transportation costs partially offset by improved product mix and lower raw material costs in fresh pork and processed meats.

Beef segment operating loss decreased $4.3 million, or 50%, to $4.3 million for the 13 weeks ended October 30, 2005 compared to $8.6 million for the 13 weeks ended October 31, 2004. The decrease was mainly due to $6.3 million of losses incurred by Showcase Foods in the prior year quarter partially offset by cattle feeding losses in this years quarter.

International segment operating profit decreased $6.7 million to a $1.3 million loss for the 13 weeks ended October 30, 2005 from a profit of $5.4 million for the 13 weeks ended October 31, 2004. The decrease was mainly due to the continuing effect of the temporary shutdown and product recall at the Company’s Constar plant in Poland which contributed to a 21% decrease in processed meats volumes.

Hog Production segment operating profit increased $4.8 million, or 5%, to $103.0 million for the 13 weeks ended October 30, 2005 from $98.2 million for the 13 weeks ended October 31, 2004. The HP segment’s operating profits increased primarily due to a 6% decrease in raising costs and reduced earnings in the prior year quarter related to commodity hedging and forward purchasing activities. In the prior year quarter, the Company’s commodity futures contracts for live hogs reduced the HP segment’s operating profit by $36.0 million. These contracts were the result of the Company’s decision, earlier in the 2004 calendar year, to lock in profits in hog production before the unexpected increase in live hog market prices occurred during the first quarter of fiscal 2005. Also during the prior year quarter, the HP segment’s results benefited by $12.0 million from favorable grain purchasing agreements, also entered into earlier in the calendar year. These results for the 13 weeks ended October 30, 2005 were partially offset by a 10% decrease in hog prices.

Other segment operating profit increased $3.5 million, or 51%, to $10.4 million for the 13 weeks ended October 30, 2005 from $6.9 million for the 13 weeks ended October 31, 2004. The increase is primarily due to continued strong results from the Company’s turkey operations which benefited from highly favorable pricing and lower feed costs. These results were partially offset by startup losses in the Company’s biodiesel renewable energy project.

Corporate expenses decreased $1.8 million, or 8%, to $20.3 million for the 13 weeks ended October 30, 2005 from $22.1 million for the 13 weeks ended October 31, 2004. The decrease is primarily due to a $2.0 million charge in the prior year quarter for the settlement of the DOJ civil suit.

Interest expense increased $5.4 million, or 17%, to $37.9 million for the 13 weeks ended October 30, 2005 from $32.5 million for the 13 weeks ended October 31, 2004. The increase was mainly due to increased debt, incremental interest on long-term debt issued in fiscal 2005 and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate was to 33% for the 13 weeks ended October 30, 2005 and October 31, 2004.

Results of Operations for the Twenty-Six Weeks Ended October 30, 2005 and October 31, 2004

Sales by reportable segment for the fiscal periods indicated consist of the following:

	26 Weeks Ended
(In millions)	October 30, 2005	October 31, 2004	$ Change
Pork	$3,681.4	$3,647.7	$33.7
Beef	1,404.6	1,121.9	282.7
International	581.9	414.1	167.8
Hog Production	956.5	1,053.7	(97.2)
Other	76.7	74.2	2.5

	6,701.1	6,311.6	389.5
Intersegment sales	(845.4)	(940.8)	95.4

Total sales	$5,855.7	$5,370.8	$484.9

Total sales increased $484.9 million, or 9%, to $5,855.7 million for the 26 weeks ended October 30, 2005 from $5,370.8 million for the 26 weeks ended October 31, 2004.

Pork segment sales increased $33.7 million, or 1%, to $3,681.4 million for the 26 weeks ended October 30, 2005 from $3,647.7 million for the 26 weeks ended October 31, 2004. Including acquisitions, total pork volumes increased four percent with fresh pork volumes increasing two percent and processed meats volumes increasing six percent. Excluding acquisitions, total pork volumes increased three percent with fresh pork volumes increasing two percent and processed meats increasing four percent. Average unit selling prices in the Pork segment decreased two percent reflecting the effect of decreased raw material costs.

Beef segment sales increased $282.7 million, or 25%, to $1,404.6 million for the 26 weeks ended October 30, 2005 from $1,121.9 million for the 26 weeks ended October 31, 2004. The increase in Beef segment sales was due to the inclusion of the cattle feeding operation, which accounted for an increase of $294.5 million. This was partially offset by a three percent decrease in the average unit selling price.

International segment sales increased $167.8 million, or 41%, to $581.9 million for the 26 weeks ended October 30, 2005 from $414.1 million for the 26 weeks ended October 31, 2004. The increase in sales in the International segment was mainly due to acquisitions as well as stronger underlying foreign currencies. Total fresh pork and processed meats volumes in the International segment, including acquisitions, increased 42% with fresh pork volumes increasing 108% and processed meats volumes increasing 8%. Excluding acquisitions, total fresh and processed meats volume increased 3% with fresh meat volumes increasing 50% and processed meats volumes, which continue to suffer due to the temporary plant shutdown in Poland, decreasing 21%. Average unit selling prices increased one percent with increases in the effect of foreign currencies being partially offset by changes in product mix from last year’s quarter.

Hog Production segment sales decreased $97.2 million, or 9%, to $956.5 million for the 26 weeks ended October 30, 2005 from $1,053.7 million for the 26 weeks ended October 31, 2004. The decrease in HP segment sales was due to a 10% decrease in live hog market prices in the U.S. market partially offset by increased international production.

Other segment sales increased $2.5 million, or 3%, to $76.7 million for the 26 weeks ended October 30, 2005 from $74.2 million for the 26 weeks ended October 31, 2004. The Company’s Other segment continued to have strong results in its turkey operations.

Gross profit increased $34.6 million, or 7%, to $563.9 million for the 26 weeks ended October 30, 2005 from $529.3 million for the 26 weeks ended October 31, 2004. The increase was mainly the result of increased profitability in the HP, Beef and Other segments partially offset by decreased profitability in the Pork segment resulting from the Company’s $16.3 million plant closure charges related to its east coast restructuring plan.

Selling, general and administrative expenses increased $43.0 million, or 14%, to $349.2 million for the 26 weeks ended October 30, 2005 from $306.2 million for the 26 weeks ended October 31, 2004. This increase was mainly due to the inclusion of acquired businesses in the current year period and the effect of foreign exchange gains in the prior year period which were partially offset by lower variable compensation.

Equity in income of affiliates increased $4.8 million, or 65%, to $12.2 million for the 26 weeks ended October 30, 2005 from $7.4 million for the 26 weeks ended October 31, 2004. This increase was mainly related to the Company’s investments in cattle feeding, Mexico, Spain and Brazil.

Operating profit by reportable segment for the fiscal periods indicated consists of the following:

	26 Weeks Ended
(In millions)	October 30, 2005	October 31, 2004	$ Change
Pork	$38.3	$61.7	$(23.4)
Beef	3.0	(6.8)	9.8
International	(6.5)	6.8	(13.3)
Hog Production	218.0	197.8	20.2
Other	17.7	13.4	4.3
Corporate	(43.6)	(42.4)	(1.2)

Total operating profit	$226.9	$230.5	$(3.6)

Total operating profit decreased $3.6 million, or 2%, to $226.9 million for the 26 weeks ended October 30, 2005 from $230.5 million for the 26 weeks ended October 31, 2004.

Pork segment operating profit decreased $23.4 million, or 38%, to $38.3 million for the 26 weeks ended October 30, 2005 from $61.7 million for the 26 weeks ended October 31, 2004. The decrease was mainly due to the Company’s plant closure charges and depressed fresh pork margins partially offset by improved margins in processed meats.

Beef segment operating profit increased $9.8 million to $3.0 million for the 26 weeks ended October 30, 2005 compared to an operating loss of $6.8 million for the 26 weeks ended October 31, 2004. The increase was mainly due to $3.3 million of profit from the cattle feeding operations and $9.1 million of losses incurred by Showcase Foods, Inc. in the prior year period which were partially offset by continuing depressed market conditions for beef as many key export markets remained closed to U.S. beef.

International segment operating profit decreased $13.3 million to a $6.5 million loss for the 26 weeks ended October 30, 2005 from a profit of $6.8 million for the 26 weeks ended October 31, 2004. The decrease was mainly due to the continuing effect of the temporary shutdown and product recall at the Company’s Constar plant in Poland which contributed to a 21% decrease in processed meats volumes. Also contributing to the decrease were competitive pricing pressures in France and higher raw material costs in Poland.

Hog Production segment operating profit increased $20.2 million, or 10%, to $218.0 for the 26 weeks ended October 30, 2005 from $197.8 million for the 26 weeks ended October 31, 2004. The HP segment’s operating profits increased primarily due to a 6% decrease in raising costs and reduced earnings in the prior year period related to commodity hedging and forward purchasing activities. In the first half of fiscal 2005, commodity futures contracts for live hogs reduced the HP segment’s operating profit by $83.0 million. These contracts were the result of the Company’s decision, earlier in the 2004 calendar year, to lock in profits in hog production before the unexpected increase in live hog market prices during the first quarter of fiscal 2005. During the same period, the HP segment’s results benefited by $40.0 million from favorable grain purchasing agreements, also entered into earlier in the 2004 calendar year. These results were partially offset by a 10% decrease in live hog market prices and a three percent decrease in the number of head sold.

Other segment operating profit increased $4.3 million, or 32%, to $17.7 million for the 26 weeks ended October 30, 2005 from $13.4 million for the 26 weeks ended October 31, 2004. The increase is primarily due to continued strong results from the Company’s turkey operations which benefited from highly favorable pricing and lower feed costs partially offset by startup losses in the Company’s biodiesel renewable energy project.

Corporate expenses increased $1.2 million, or 3%, to $43.6 million for the 26 weeks ended October 30, 2005 from $42.4 million for the 26 weeks ended October 31, 2004. The increase is primarily due to higher costs of corporate related activities.

Interest expense increased $16.2 million, or 27%, to $76.3 million for the 26 weeks ended October 30, 2005 from $60.1 million for the 26 weeks ended October 31, 2004. The increase was mainly due to increased debt, incremental interest on long-term debt issued in fiscal 2005 and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate decreased slightly to 33% for the 26 weeks ended October 30, 2005 as compared to 34% for the 26 weeks ended October 31, 2004. The effective income tax rate for the 26 weeks ended October 30, 2005 was slightly lower due to the utilization of tax carryforwards, previously offset by a valuation allowance, on higher foreign earnings.

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

Cash Flows from Operating Activities

Cash provided by operations was $70.8 million for the 26 weeks ended October 30, 2005 as compared to cash used by operations of $76.5 million for the 26 weeks ended October 31, 2004. The change is mainly due to increased working capital and commodity futures contract settlements in the prior year period partially offset by increased pension plan contributions in the current year period. The prior year period’s working capital increase was the result of higher live hog prices.

Cash Flows from Investing Activities

Cash used in investing activities was $268.3 million for the 26 weeks ended October 30, 2005 and $246.1 million for the 26 weeks ended October 31, 2004.

Capital expenditures for the 26 weeks ended October 30, 2005 totaled $158.2 million, as compared to $84.0 million for the 26 weeks ended October 31, 2004. Capital expenditures are related mainly to processed meats expansion, plant improvement projects and additional hog production facilities. As of October 30, 2005, the Company had approved capital expenditures of $508.1 million mainly for processed meats expansion, foreign farm and production efficiency projects.

During the first half of fiscal 2006, the Company completed its cash obligation by contributing $104.3 million to its investment in Five Rivers. The contributions were funded initially from the Company’s revolving credit facility and subsequently from cash flow generated from the sale of cattle inventory which was not contributed to Five Rivers.

In October 2004 (fiscal 2005), the Company acquired MFI from ConAgra for approximately $56.7 million.

In August 2004 (fiscal 2005) the Company purchased a total of 3,787,265 additional shares of Campofrío for approximately $48.8 million. The Company currently holds 11,795,559 shares, or 22% of the outstanding shares of Campofrío.

In July 2004 (fiscal 2005), the Company acquired Jean Caby for approximately $33.4 million plus the assumption of certain liabilities.

Cash Flows from Financing Activities

Cash provided by financing activities was $189.8 million for the 26 weeks ended October 30, 2005 and $336.3 million for the 26 weeks ended October 31, 2004.

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. During the first half of fiscal 2006, the Company repurchased 230,000 shares of its common stock at an average price of $29.52 per share. As of October 30, 2005, the Company had remaining authorization to repurchase up to 2,873,430 shares of common stock under the share repurchase program.

In August 2005 (fiscal 2006), the Company entered into a $1.0 billion secured revolving credit agreement (the New Credit Agreement) that replaced the Company’s then existing credit facility (the Old Credit Agreement). The New Credit Agreement matures on August 19, 2010. The amount committed under the New Credit Agreement may be increased up to $1.35 billion at the Company’s request under certain conditions. The Company may draw down funds as a revolving loan or a swingline loan or to obtain letters of credit under the New Credit Agreement. The proceeds of any borrowings under the New Credit Agreement may be used to finance working capital needs and for other general corporate purposes of the Company.

As of October 30, 2005 the Company had aggregate credit facilities totaling $1,030.0 million including unused capacity of $574.9 million, of which $573.8 million represents unused capacity under the New Credit Agreement. The Company had net borrowings of $111.0 million on the New Credit Agreement during the 26 weeks ended October 30, 2005 and net repayments of $86.0 million on the Old Credit Agreement during the 26 weeks ended October 31, 2004.

In November 2004 (fiscal 2005), the Company issued $200.0 million of seven-year, 7% senior unsecured notes due 2011. The notes issued in November were issued at 106% of par to yield 5.9%. In August 2004 (fiscal 2005), the Company issued $400.0 million of seven-year, 7% senior unsecured notes due 2011. Net proceeds of the sale of these notes were used to repay indebtedness under the Company’s then existing revolving credit facility.

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

On September 16, 2005, the Company announced an agreement with the State of Iowa to settle the case over an Iowa statute (the Statute) that, among other things, prohibited meat processors from directly or indirectly contracting to raise hogs in Iowa and from providing financing to Iowa hog producers. The United States District Court for the Southern District of Iowa, Central Division ordered approval of this settlement agreement. Under the terms of the settlement agreement, the Iowa Attorney General has agreed for a period of ten years not to enforce the Statute against the Company and its affiliates. This settlement agreement permits the Company’s affiliates to continue to enter into “grower contracts” with Iowa farmers, similar to those common in other hog producing states. Farmers entering into grower contracts with the Company are given expanded rights in their relationship with the Company. The Company agreed to commit $200,000 a year for 10 years to fund both an environmental education program at Iowa State University and grants to foster innovative swine production. The Company also committed for a period of two years to purchase 25 percent of the hogs slaughtered at its Iowa facilities and its plant in Sioux Falls, South Dakota on the open market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #1—August 1 to August 28, 2005	2,545	(2)	$26.52	—	2,873,430
Month #2—August 29 to October 2, 2005	14,000	(2)	$28.08	—	2,873,430
Month #3—October 3 to October 30, 2005	—		—	—	2,873,430

Total	16,545	(2)	$27.84	—	2,873,430

(1)	As of October 30, 2005, the Company’s board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares the Company may repurchase under the plan were authorized on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.
(2)	The purchases were made in open market transactions and the shares are held in a rabbi trust established under the Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (the Directors Plan) to mirror deferred stock grants and fee deferrals. The Directors Plan was approved by the Company’s shareholders on August 26, 2005 and authorizes 300,000 shares for distribution to non-employee directors under its terms.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held August 26, 2005.

(b)	Not applicable.

(c)	There were 110,834,654 shares of the Company’s Common Stock outstanding as of July 13, 2005, the record date for the 2005 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote. A total of 98,625,402 votes (or 88.98% of the total) were cast.

All of the Board of Directors’ nominees for directors of the Company were elected with the following vote:

Director Nominee	Votes For	Votes Withheld	Broker Non-Votes
Robert L. Burrus, Jr.	95,314,761	3,310,641	0
Carol T. Crawford	98,073,333	552,069	0
Frank S. Royal, M.D.	97,273,580	1,351,822	0

A proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 30, 2006 was approved by the shareholders with the following vote:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
98,446,698	142,399	36,305	0

A proposal to approve the adoption of the Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan was approved by the shareholders. The vote on the proposal was as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
73,183,598	4,320,941	108,350	21,012,513

A proposal to request that the Company prepare a sustainability report examining the environmental impacts of both company-owned and contract farms was not approved by the shareholders. The vote on the proposal was as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
18,755,504	55,519,209	3,338,176	21,012,513

(d)	Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1	—	Revolving Credit Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto, Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc., as syndication agent, joint lead arranger and joint bookrunner and JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, relating to a $1,000,000,000 secured revolving credit facility (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2005).

Exhibit 4.2	—	Security Agreement dated as of August 19, 2005 among the Company, the Subsidiary Grantors identified therein, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the Company’s revolving credit agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2005).

Exhibit 10.1	—	Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005).

Exhibit 10.2	—	Compensation for Non-Employee Directors as of August 26, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005).

Exhibit 31.1	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

/s/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date: December 9, 2005