Form 10-Q
period 2006-01-29
SMITHFIELD FOODS INC
filed 2006-03-08
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2006

COMMISSION FILE NUMBER

1-15321

SMITHFIELD FOODS, INC.

200 Commerce Street

Smithfield, Virginia 23430

(757) 365-3000

Virginia	52-0845861
(State of Incorporation)	(I.R.S. Employer Identification Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 28, 2006, 111,156,293 shares of the Registrant’s Common Stock ($.50 per value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
	(Unaudited)
Sales	$2,947.9	$3,060.1	$8,803.6	$8,430.9
Cost of sales	2,622.4	2,710.2	7,914.2	7,551.7

Gross profit	325.5	349.9	889.4	879.2
Selling, general and administrative expenses	183.5	170.0	532.7	476.2
Interest expense	37.5	36.1	113.8	96.2
Equity in income of affiliates	(3.1)	(3.9)	(15.3)	(11.3)

Income before income taxes	107.6	147.7	258.2	318.1
Income taxes	36.6	50.2	86.6	107.3

Net income	$71.0	$97.5	$171.6	$210.8

Income per share:
Basic	$.64	$.88	$1.54	$1.90

Diluted	$.63	$.87	$1.53	$1.88

Weighted average shares outstanding:
Basic	111.1	111.2	111.1	111.2
Effect of dilutive stock options	1.0	1.1	1.0	1.0

Diluted	112.1	112.3	112.1	112.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	January 29, 2006	May 1, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83.4	$86.8
Accounts receivable, net	677.9	656.5
Inventories	1,603.5	1,717.9
Prepaid expenses and other current assets	100.9	66.3

Total current assets	2,465.7	2,527.5

Property, plant and equipment	3,235.7	3,060.5
Accumulated depreciation	(1,238.4)	(1,117.8)

Property, plant and equipment, net	1,997.3	1,942.7

Goodwill	588.8	604.3
Investments	489.1	317.1
Other	310.1	313.2

Total assets	$5,851.0	$5,704.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$39.0	$43.7
Current portion of long-term debt and capital lease obligations	193.7	93.7
Accounts payable	527.0	502.6
Accrued expenses and other current liabilities	423.5	441.9

Total current liabilities	1,183.2	1,081.9

Long-term debt and capital lease obligations	2,060.9	2,151.7
Other	563.8	546.9

Total liabilities	3,807.9	3,780.5

Minority interests	18.0	22.9

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 111,105,293 and 111,249,597 issued and outstanding	55.6	55.6
Additional paid-in capital	493.0	496.1
Stock held in trust	(51.8)	(8.9)
Retained earnings	1,556.9	1,385.3
Accumulated other comprehensive loss	(28.6)	(26.7)

Total shareholders’ equity	2,025.1	1,901.4

Total liabilities and shareholders’ equity	$5,851.0	$5,704.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	39 Weeks Ended
	January 29, 2006	January 30, 2005
	(Unaudited)
Cash flows from operating activities:
Net income	$171.6	$210.8
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	158.8	148.3
Impairment of fixed assets	8.4	—
Changes in operating assets and liabilities and other, net of effect of acquisitions	21.7	(329.7)

Net cash flows from operating activities	360.5	29.4

Cash flows from investing activities:
Capital expenditures, net of proceeds from sale of breeding stock	(268.6)	(125.2)
Investments	(109.7)	(71.8)
Business acquisitions, net of cash acquired	(20.4)	(210.5)
Other	19.0	—

Net cash flows from investing activities	(379.7)	(407.5)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and notes payable	236.5	685.6
Net repayments on revolving credit facility	(68.1)	(251.0)
Principal payments on long-term debt and capital lease obligations	(143.7)	(53.0)
Other	(8.1)	5.8

Net cash flows from financing activities	16.6	387.4

Effect of foreign exchange rate changes on cash	(0.8)	10.9
Net change in cash and cash equivalents	(3.4)	20.2
Cash and cash equivalents at beginning of period	86.8	74.3

Cash and cash equivalents at end of period	$83.4	$94.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1:	General

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

In November 2004 (fiscal 2005), the Company also acquired majority positions in two companies reported in the Pork segment for approximately $31.4 million plus the assumption of certain liabilities. The balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed at the date of acquisition was recorded as goodwill totaling $26.6 million.

In July 2004 (fiscal 2005), the Company acquired Jean Caby S.A. and related companies (Jean Caby) reported in the International segment for $33.4 million plus the assumption of certain liabilities. Jean Caby produces and markets cured and cooked processed meats including deli cooked hams, dry sausages, cocktail sausages and hot dogs. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $10.6 million.

Had the acquisitions of Morliny, Comtim, the two Pork segment companies and Jean Caby occurred at the beginning of the preceding fiscal year, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for the 13 or 39 weeks ended January 30, 2005.

Note 3:	Facility Closures

In October 2005 (fiscal 2006), the Company ceased fresh pork processing operations at its subsidiary, The Smithfield Packing Company, Incorporated’s (Smithfield Packing), Smithfield facility. In November 2005 (fiscal 2006), Smithfield Packing announced that as part of its east coast restructuring plan, its facility located in Salem, Virginia would also be closed. During the 39 week period ended January 29, 2006, the Company recorded, in cost of sales, accelerated depreciation totaling $7.9 million and an impairment charge totaling $8.4 million related to Smithfield Packing’s east coast restructuring plan.

During the second quarter of fiscal 2005, the Company ceased operations at Showcase Foods, Inc. (Showcase Foods) in the Beef segment. In connection with the closing, the Company recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. During the 39 weeks ended January 30, 2005, Showcase Foods incurred operating losses of $5.1 million.

Note 4:	Investments

Investments consist of the following:

(In millions)	January 29, 2006	May 1, 2005
Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	$159.1	$—
Campofrío Alimentación S.A. (Campofrío)	142.8	138.6
Agroindustrial del Noroeste (Norson)	48.5	44.1
Carolina Turkeys	44.2	46.8
Granjas Carroll de Mexico (Granjas)	32.4	26.3
Other	62.1	61.3

Total investments	$489.1	$317.1

Five Rivers

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

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. (ContiGroup) completed the formation of Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC (ContiBeef). The Company’s contribution to date has consisted of $104.8 million in cash and $43.6 million of net assets. Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup, currently headquartered in Boulder, Colorado, with a total of ten feedlots located in Colorado, Idaho, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms throughout the U.S. using a variety of marketing methods that were already in place at MFI and ContiBeef.

Campofrío

In December 2005 and January 2006 (fiscal 2006), in several separate transactions, the Company purchased a total of 314,000 additional shares of Campofrío for approximately $4.9 million. The Company currently holds 12,109,559 shares, or 23%, of the outstanding shares of Campofrío.

Note 5:	Inventories

Inventories consist of the following:

(In millions)	January 29, 2006	May 1, 2005
Fresh and processed meats	$630.1	$636.4
Live hogs	488.3	482.1
Live cattle	264.9	373.2
Manufacturing supplies	66.2	61.3
Other	154.0	161.4
Fair value derivative instrument adjustment	—	3.5

Total inventories	$1,603.5	$1,717.9

Note 6:	Debt Issuances

During the 39 weeks ended January 29, 2006, the Company’s Polish subsidiaries, in the International segment, issued $211.6 million in variable interest term debt due 2010. The interest rates are based on ranges of WIBOR + 0.75 to WIBOR + 0.92.

In August 2005 (fiscal 2006), the Company entered into a $1.0 billion secured revolving credit agreement (the New Credit Agreement) that replaced the Company’s then existing credit facility (the Old Credit Agreement). The New Credit Agreement matures in August 2010. The amount committed under the New Credit Agreement may be increased up to $1.35 billion at the Company’s request under certain conditions. The Company may draw down funds as a revolving loan or a swingline loan and obtain letters of credit under the New Credit Agreement. The proceeds of any borrowings under the New Credit Agreement may be used to finance working capital needs and for other general corporate purposes of the Company.

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

As of January 29, 2006, the Company has guarantees for the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: $92.0 million of debt borrowed by Norson; up to $3.5 million of liabilities with respect to currency swaps executed by Granjas; and $2.5 million with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the New Credit Agreement.

Note 8:	Pension Plans

Net periodic pension costs consist of the following:

	13 Weeks Ended		39 Weeks Ended
(In millions)	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
Service cost	$5.9	$5.7	$17.7	$17.2
Interest cost	13.8	13.9	41.4	41.6
Expected return on plan assets	(15.6)	(14.7)	(46.7)	(44.1)
Net amortization	2.0	2.2	5.9	6.5

Net periodic pension costs	$6.1	$7.1	$18.3	$21.2

Note 9:	Shareholders’ Equity

Stock Options

The Company uses the fair value method to account for stock options granted after fiscal 2002. The Company records compensation expense for stock options based on their fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. During the 13 and 39 weeks ended January 29, 2006 and January 30, 2005, the impact of recording compensation expense for stock options granted after fiscal 2002 was less than one cent per diluted share.

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

	13 Weeks Ended		39 Weeks Ended
(In millions, except per share data)	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
Net income, as reported	$71.0	$97.5	$171.6	$210.8
Pro forma net income	70.4	96.7	169.6	208.4
Net income per share, as reported:
Basic	.64	.88	1.54	1.90
Diluted	.63	.87	1.53	1.88
Pro forma net income per share:
Basic	.64	.87	1.53	1.87
Diluted	.63	.86	1.51	1.86

Stock Option Transactions

The Company’s stock option transactions for the 39 weeks ended January 29, 2006 consist of the following:

	Number of Shares	Weighted Average Exercise Price
Outstanding at May 1, 2005	4,114,000	$16.90
Granted	110,000	31.86
Exercised	145,000	11.12
Canceled	—	—

Outstanding at January 29, 2006	4,079,000	$17.29

Stock Held in Trust

During the 13 and 39 weeks ended January 29, 2006, the Company purchased, for contribution to two non-qualified benefit plans, 2,189 shares and 1,520,870 shares, respectively, of Company stock at average prices of $30.09 per share and $28.18 per share, respectively. The plans currently hold 1,870,870 shares at an average cost of $27.66 per share.

Share Repurchases

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. During the 39 weeks ended January 29, 2006, the Company repurchased 230,000 shares of its common stock at an average price of $29.52 per share. As of January 29, 2006, the Company had remaining authorization to repurchase 2,873,430 shares of common stock under the share repurchase program.

Note 10:	Comprehensive Income

Comprehensive income, net of tax, consists of the following:

	13 Weeks Ended		39 Weeks Ended
(In millions)	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
Net income	$71.0	$97.5	$171.6	$210.8
Hedge accounting	32.3	6.8	7.7	(28.5)
Unrealized gain on securities	—	0.2	1.3	0.2
Foreign currency translation	(8.0)	23.8	(10.9)	33.2

Total comprehensive income	$95.3	$128.3	$169.7	$215.7

Note 11:	Derivatives and Hedging Activities

The fair value gain (loss) on open derivative instruments consists of the following:

(In millions)	January 29, 2006	May 1, 2005
Livestock	$26.9	$(1.6)
Grains	(2.0)	(3.2)
Interest rates	(8.1)	(5.2)
Foreign currency	(4.5)	(2.0)

Note 12:	Segment Data

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

Sales and operating profit by reportable segment for the fiscal periods indicated consist of the following:

	13 Weeks Ended		39 Weeks Ended
(In millions)	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
Sales:
Segment sales—
Pork	$1,967.1	$2,062.3	$5,648.5	$5,710.0
Beef	603.0	551.6	2,007.6	1,673.5
International	287.6	310.3	869.5	724.4
Hog Production	432.8	544.3	1,389.3	1,598.0
Other	39.2	36.6	115.9	110.8

Total segment sales	$3,329.7	$3,505.1	$10,030.8	$9,816.7

Intersegment sales—
Pork	$(12.4)	$(5.9)	$(38.2)	$(18.9)
Beef	(5.8)	(5.3)	(19.2)	(11.2)
International	(9.2)	(9.7)	(32.8)	(26.6)
Hog Production	(354.4)	(424.1)	(1,137.0)	(1,329.1)

Total intersegment sales	(381.8)	(445.0)	(1,227.2)	(1,385.8)

Consolidated sales	$2,947.9	$3,060.1	$8,803.6	$8,430.9

Operating profit(1):
Pork	$89.7	$49.8	$128.0	$111.5
Beef	2.2	(0.2)	5.2	(7.0)
International	1.6	5.5	(4.9)	12.3
Hog Production	64.7	145.1	282.7	342.9
Other	9.0	8.4	26.7	21.8
Corporate	(22.1)	(24.8)	(65.7)	(67.2)

Consolidated operating profit	$145.1	$183.8	$372.0	$414.3

(1)	The Company includes equity in income of affiliates in its calculation of operating profit. Equity in income of affiliates represents income from businesses in which the Company does not hold a controlling interest but which businesses operate in similar lines of business as the Company.

Changes in the carrying amount of goodwill by reportable segment for the 39 weeks ended January 29, 2006 consist of the following:

(In millions)	Pork	Beef	Int’l.	HP	Other	Total
Balance, May 1, 2005	$131.3	$128.7	$149.3	$175.1	$19.9	$604.3
Goodwill contributed to joint-venture	—	(7.0)	—	—	—	(7.0)
Other goodwill adjustments(2)	4.3	(5.4)	(8.0)	0.9	(0.3)	(8.5)

Balance, January 29, 2006	$135.6	$116.3	$141.3	$176.0	$19.6	$588.8

(2)	Other goodwill adjustments include deferred tax, foreign currency translation and purchase price adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Overview

General Factor Affecting the Results of Operations

Live hog market prices averaged $43 and $47 per hundred weight during the 13 and 39 weeks ended January 29, 2006, respectively, which were 21% and 14% below the prior year periods, respectively. Partially offsetting these decreases were lower grain costs for the 13 and 39 weeks ended January 29, 2006 which resulted in raising costs of $38 and $39 per hundred weight, respectively, compared to $41 and $42 per hundred weight, respectively, in the prior year periods.

Facility Closures

In October 2005 (fiscal 2006), the Company ceased fresh pork processing operations at its subsidiary, The Smithfield Packing Company, Incorporated’s (Smithfield Packing), Smithfield facility. In November 2005 (fiscal 2006), Smithfield Packing announced that as part of its east coast restructuring plan, its facility located in Salem, Virginia would also be closed. During the 39 week period ended January 29, 2006, the Company recorded, in cost of sales, accelerated depreciation totaling $7.9 million and an impairment charge totaling $8.4 million related to Smithfield Packing’s east coast restructuring plan.

Despite the Company’s efforts to build a viable business in the Beef segment at the Showcase Foods, Inc. (Showcase Foods) facility, Showcase Foods continued to incur operating losses, and the Company ceased operations there in the second quarter of fiscal 2005. Through the third quarter of fiscal 2005, Showcase Foods had incurred operating losses of $5.1 million and the Company recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. The Company does not currently expect to incur further charges related to the closing of the Showcase Foods facility.

Acquisitions and Investments

In November 2004 (fiscal 2005), the Company acquired Morliny S.A. (Morliny) and Comtim Group SRL (Comtim) reported in the International segment for $71.3 million plus the assumption of certain liabilities. Morliny is a meat processor in Poland and Comtim is an integrated meat processing company in Romania.

In November 2004 (fiscal 2005), the Company also acquired majority positions in two companies reported in the Pork segment for $31.4 million plus the assumption of certain liabilities.

In October 2004 (fiscal 2005), the Company acquired MF Cattle Feeding, Inc. (MFI) for $56.7 million.

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. (ContiGroup) completed the formation of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC (ContiBeef). The Company has contributed $104.8 million in cash and $43.6 million of net assets to the joint venture. Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup, currently headquartered in Boulder, Colorado, with a total of ten feedlots located in Colorado, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms throughout the U.S. using a variety of marketing methods that were already in place at MFI and ContiBeef.

In July 2004 (fiscal 2005), the Company acquired Jean Caby S.A. and related companies (Jean Caby) reported in the International segment for $33.4 million plus the assumption of certain liabilities. Jean Caby produces and markets cured and cooked processed meats including deli cooked hams, dry sausages, cocktail sausages, and hot dogs.

In December 2005 and January 2006 (fiscal 2006), in several separate transactions, the Company purchased a total of 314,000 additional shares of Campofrío Alimentación S.A. (Campofrío) for approximately $4.9 million. In August 2004 (fiscal 2005) the Company purchased a total of 3,787,265 additional shares of Campofrío for $48.8 million. The Company currently holds 12,109,559 shares, or 23% of the outstanding shares of Campofrío.

Results of Operations for the Thirteen Weeks Ended January 29, 2006 and January 30, 2005

Sales by reportable segment for the fiscal periods indicated consist of the following:

	13 Weeks Ended
(In millions)	January 29, 2006	January 30, 2005	$ Change
Pork	$1,967.1	$2,062.3	$(95.2)
Beef	603.0	551.6	51.4
International	287.6	310.3	(22.7)
Hog Production	432.8	544.3	(111.5)
Other	39.2	36.6	2.6

	3,329.7	3,505.1	(175.4)
Intersegment sales	(381.8)	(445.0)	63.2

Total sales	$2,947.9	$3,060.1	$(112.2)

Total sales decreased $112.2 million, or four percent, to $2,947.9 million in the 13 weeks ended January 29, 2006 from $3,060.1 million in the 13 weeks ended January 30, 2005.

Pork segment sales decreased $95.2 million, or five percent, to $1,967.1 million for the 13 weeks ended January 29, 2006 from $2,062.3 million for the 13 weeks ended January 30, 2005. Total pork volumes remained the same with fresh pork volumes decreasing one percent and processed meats volumes increasing two percent. Average unit selling prices in the Pork segment decreased five percent reflecting the effect of decreased raw material costs.

Beef segment sales increased $51.4 million, or nine percent, to $603.0 million for the 13 weeks ended January 29, 2006 from $551.6 million for the 13 weeks ended January 30, 2005. The increase in Beef segment sales was due mainly to a seven percent increase in total volumes and a two percent increase in the average unit selling price. Also contributing to the increase was an $8.5 million increase in cattle feed lot sales to third parties.

International segment sales decreased $22.7 million, or seven percent, to $287.6 million for the 13 weeks ended January 29, 2006 from $310.3 million for the 13 weeks ended January 30, 2005. The decrease in sales in the International segment was mainly due to an eight percent decrease in the average unit selling price, primarily due to the effect of foreign currencies and a change in product mix from last years quarter. Total fresh pork and processed meats volumes in the International segment, including acquisitions, remained the same with fresh pork volumes increasing 27% and processed meats volumes decreasing 15% percent primarily due to difficult industry conditions in Poland and France. Average unit selling prices decreased eight percent primarily due to the effect of foreign currencies.

Hog Production segment sales decreased $111.5 million, or 20%, to $432.8 million for the 13 weeks ended January 29, 2006 from $544.3 million for the 13 weeks ended January 30, 2005. The decrease in HP segment sales was due to a 21% decrease in live hog market prices in the U.S. market and a five percent decrease in the number of domestic head sold, partially offset by increased international production.

Other segment sales increased $2.6 million, or seven percent, to $39.2 million for the 13 weeks ended January 29, 2006 from $36.6 million for the 13 weeks ended January 30, 2005. The Company’s Other segment continued to have strong results in its turkey operations due to favorable pricing.

Gross profit decreased $24.4 million, or seven percent, to $325.5 million for the 13 weeks ended January 29, 2006 from $349.9 million for the 13 weeks ended January 30, 2005. The decrease was mainly the result of decreased live hog market prices in the HP segment partially offset by increased margins on fresh pork and processed meats in the Pork segment.

Selling, general and administrative expenses increased $13.5 million, or eight percent, to $183.5 million for the 13 weeks ended January 29, 2006 from $170.0 million for the 13 weeks ended January 30, 2005. This increase was mainly due to the inclusion of acquired businesses, lower foreign exchange gains and increased marketing expenses which were partially offset by lower variable compensation.

Equity in income of affiliates decreased $0.8 million, or 21%, to $3.1 million for the 13 weeks ended January 29, 2006 from $3.9 million for the 13 weeks ended January 30, 2005.

Operating profit by reportable segment for the fiscal periods indicated consists of the following:

	13 Weeks Ended
(In millions)	January 29, 2006	January 30, 2005	$ Change
Pork	$89.7	$49.8	$39.9
Beef	2.2	(0.2)	2.4
International	1.6	5.5	(3.9)
Hog Production	64.7	145.1	(80.4)
Other	9.0	8.4	0.6
Corporate	(22.1)	(24.8)	2.7

Total operating profit	$145.1	$183.8	$(38.7)

Total operating profit decreased $38.7 million, or 21%, to $145.1 million for the 13 weeks ended January 29, 2006 from $183.8 million for the 13 weeks ended January 30, 2005.

Pork segment operating profit increased $39.9 million, or 80%, to $89.7 million for the 13 weeks ended January 29, 2006 from $49.8 million for the 13 weeks ended January 30, 2005. The increase was mainly due to lower raw material costs and a combination of improved product mix and a strong holiday ham season. Processed meats volume increased two percent, however, higher margin product categories including dry sausage, pre-cooked sausage, spiral hams and pre-cooked ribs, recorded double-digit growth. These increases were partially offset by higher plant energy and transportation costs and a five percent decrease in the average unit selling price.

Beef segment operating profit increased $2.4 million to $2.2 million for the 13 weeks ended January 29, 2006 compared to an operating loss of $0.2 million for the 13 weeks ended January 30, 2005. The increase was mainly due to a seven percent increase in volumes and a two percent increase in the average unit selling price. These increases were made in spite of export markets that remained closed for most of the quarter, tight cattle supplies and a six percent increase in the cost of cattle. The Company’s cattle feeding interests reported a small profit, reflecting improved results near the end of the quarter.

International segment operating profit decreased $3.9 million, or 71%, to $1.6 million for the 13 weeks ended January 29, 2006 from $5.5 million for the 13 weeks ended January 30, 2005. The decrease was mainly due to lower foreign exchange gains and increased marketing expenses as well as higher raw material costs in Poland and continuing difficult industry conditions in France.

Hog Production segment operating profit decreased $80.4 million, or 55%, to $64.7 million for the 13 weeks ended January 29, 2006 from $145.1 million for the 13 weeks ended January 30, 2005. The HP segment’s operating profits decreased primarily due to a 21% decrease in live hog market prices. During the 13 weeks ended January 29, 2006, the Company’s HP earnings benefited by $5.0 million, related to commodity hedging activity and forward purchasing arrangements in live hog and grain futures. During the 13 weeks ended January 30, 2005, the Company’s HP earnings were reduced by approximately $9.2 million, related to commodity hedging activity and forward purchasing arrangements in live hog and grain futures.

Other segment operating profit increased $0.6 million, or seven percent, to $9.0 million for the 13 weeks ended January 29, 2006 from $8.4 million for the 13 weeks ended January 30, 2005. The increase is primarily due to continued strong results from the Company’s turkey operations which benefited from highly favorable pricing and lower feed costs. These results were partially offset by startup losses in the Company’s biodiesel renewable energy project.

Corporate expenses decreased $2.7 million, or 11%, to $22.1 million for the 13 weeks ended January 29, 2006 from $24.8 million for the 13 weeks ended January 30, 2005. The decrease is primarily due to lower variable compensation expense related to the decrease in overall Company profits.

Interest expense increased $1.4 million, or four percent, to $37.5 million for the 13 weeks ended January 29, 2006 from $36.1 million for the 13 weeks ended January 30, 2005. The increase was mainly due to increased debt and higher rates on variable rate debt.

The effective income tax rate was 34% for the 13 weeks ended January 29, 2006 and January 30, 2005.

Results of Operations for the Thirty-Nine Weeks Ended January 29, 2006 and January 30, 2005

Sales by reportable segment for the fiscal periods indicated consist of the following:

	39 Weeks Ended
(In millions)	January 29, 2006	January 30, 2005	$ Change
Pork	$5,648.5	$5,710.0	$(61.5)
Beef	2,007.6	1,673.5	334.1
International	869.5	724.4	145.1
Hog Production	1,389.3	1,598.0	(208.7)
Other	115.9	110.8	5.1

	10,030.8	9,816.7	214.1
Intersegment sales	(1,227.2)	(1,385.8)	158.6

Total sales	$8,803.6	$8,430.9	$372.7

Total sales increased $372.7 million, or four percent, to $8,803.6 million for the 39 weeks ended January 29, 2006 from $8,430.9 million for the 39 weeks ended January 30, 2005.

Pork segment sales decreased $61.5 million, or one percent, to $5,648.5 million for the 39 weeks ended January 29, 2006 from $5,710.0 million for the 39 weeks ended January 30, 2005. The decrease was mainly due to a three percent decrease in the average unit selling price partially offset by an increase in total pork volumes with fresh pork volumes increasing one percent and processed meats volumes increasing four percent.

Beef segment sales increased $334.1 million, or 20%, to $2,007.6 million for the 39 weeks ended January 29, 2006 from $1,673.5 million for the 39 weeks ended January 30, 2005. The increase was mainly due to the inclusion of the cattle feeding operation, which accounted for an increase of $303.0 million, and a four percent increase in total beef volumes. These increases were partially offset by a two percent decrease in the average unit selling price.

International segment sales increased $145.1 million, or 20%, to $869.5 million for the 39 weeks ended January 29, 2006 from $724.4 million for the 39 weeks ended January 30, 2005. The increase in sales was mainly due to acquisitions as well as stronger underlying foreign currencies. Total fresh pork and processed meats volumes, including acquisitions, increased 24% with fresh pork volumes increasing 73% and processed meats volumes decreasing two percent. Excluding acquisitions, total fresh and processed meats volume increased two percent with fresh meat volumes decreasing 40% and processed meats volumes, which continue to suffer due to the effects of the temporary plant shutdown in Poland, decreasing 18%. Average unit selling prices decreased seven percent with decreases due to the effect of foreign currencies being partially offset by changes in product mix from last year’s period.

Hog Production segment sales decreased $208.7 million, or 13%, to $1,389.3 million for the 39 weeks ended January 29, 2006 from $1,598.0 million for the 39 weeks ended January 30, 2005. The decrease in HP segment sales was due to a 14% decrease in live hog market prices in the U.S. market partially offset by increased international production.

Other segment sales increased $5.1 million, or five percent, to $115.9 million for the 39 weeks ended January 29, 2006 from $110.8 million for the 39 weeks ended January 30, 2005. The Company’s Other segment continued to have strong results in its turkey operations.

Gross profit increased $10.2 million, or one percent, to $889.4 million for the 39 weeks ended January 29, 2006 from $879.2 million for the 39 weeks ended January 30, 2005. The increase was mainly the result of increased profitability in the Pork, Beef and Other segments partially offset by decreased profitability in the HP and International segments and the Company’s $16.3 million plant closure charges related to its east coast restructuring plan.

Selling, general and administrative expenses increased $56.5 million, or 12%, to $532.7 million for the 39 weeks ended January 29, 2006 from $476.2 million for the 39 weeks ended January 30, 2005. This increase was mainly due to the inclusion of acquired businesses in the current year period and the effect of foreign exchange gains in the prior year period which were partially offset by lower variable compensation.

Equity in income of affiliates increased $4.0 million, or 35%, to $15.3 million for the 39 weeks ended January 29, 2006 from $11.3 million for the 39 weeks ended January 30, 2005. This increase was mainly related to the Company’s investments in cattle feeding, the Pork segment, Spain, Mexico and Romania.

Operating profit by reportable segment for the fiscal periods indicated consists of the following:

	39 Weeks Ended
(In millions)	January 29, 2006	January 30, 2005	$ Change
Pork	$128.0	$111.5	$16.5
Beef	5.2	(7.0)	12.2
International	(4.9)	12.3	(17.2)
Hog Production	282.7	342.9	(60.2)
Other	26.7	21.8	4.9
Corporate	(65.7)	(67.2)	1.5

Total operating profit	$372.0	$414.3	$(42.3)

Total operating profit decreased $42.3 million, or 10%, to $372.0 million for the 39 weeks ended January 29, 2006 from $414.3 million for the 39 weeks ended January 30, 2005.

Pork segment operating profit increased $16.5 million, or 15%, to $128.0 million for the 39 weeks ended January 29, 2006 from $111.5 million for the 39 weeks ended January 30, 2005. The increase was mainly due to a 14% decrease in live hog market prices and strong processed meats margins. These increases were partially offset by the Company’s plant closure charges and depressed fresh pork margins.

Beef segment operating profit increased $12.2 million to $5.2 million for the 39 weeks ended January 29, 2006 compared to an operating loss of $7.0 million for the 39 weeks ended January 30, 2005. The increase was mainly due to $9.2 million of losses incurred by Showcase Foods in the prior year period and a four percent increase in volumes, partially offset by continuing depressed market conditions for beef as many key export markets remained closed to U.S. beef for most of the period.

International segment operating profit decreased $17.2 million to a $4.9 million loss for the 39 weeks ended January 29, 2006 from a profit of $12.3 million for the 39 weeks ended January 30, 2005. The decrease was mainly due to the continuing effect of the temporary shutdown and product recall at the Company’s Constar plant in Poland which contributed to an 18% decrease in processed meats volumes. Also contributing to the decrease were competitive pricing pressures in France and higher raw material costs in Poland.

During the first quarter of fiscal 2006, the Company’s Polish operations temporarily shut down a red meat plant in connection with media reports on food safety and related issues. The Company voluntarily shut down the plant for ten days and recalled some previously shipped product. The shutdown and returns resulted in approximately $5 million of operating losses during the first quarter of fiscal 2006. In addition, since the voluntary shutdown, the Company has experienced a sharp reduction in processed meats volumes from their Polish operations and has incurred increased marketing and promotion expenditures in the areas affected by the product recall in order to attempt to improve processed meats volumes.

Hog Production segment operating profit decreased $60.2 million, or 18%, to $282.7 for the 39 weeks ended January 29, 2006 from $342.9 million for the 39 weeks ended January 30, 2005. The HP segment’s operating profits decreased primarily due to a 14% decrease in live hog market prices and a five percent decrease in the number of domestic head sold. For the 39 weeks ended January 29, 2006, commodity futures contracts for live hogs benefited the HP segment’s operating profit by $15.5 millions. During the same period, the HP segment’s earnings were reduced by $11.4 million from grain purchasing agreements. For the 39 weeks of fiscal 2005, commodity futures contracts for live hogs reduced the HP segment’s operating profit by $78.2 million. During the same period, the HP segment’s results benefited by $26.0 million from favorable grain purchasing agreements.

Other segment operating profit increased $4.9 million, or 22%, to $26.7 million for the 39 weeks ended January 29, 2006 from $21.8 million for the 39 weeks ended January 30, 2005. The increase is primarily due to continued strong results from the Company’s turkey operations which benefited from highly favorable pricing and lower feed costs partially offset by startup losses in the Company’s biodiesel renewable energy project.

Corporate expenses decreased $1.5 million, or two percent, to $65.7 million for the 39 weeks ended January 29, 2006 from $67.2 million for the 39 weeks ended January 30, 2005. The decrease is primarily due to lower variable compensation expense related to the decrease in overall Company profits and the prior year settlement of a DOJ civil suit. These decreases were partially offset by higher costs of corporate related activities.

Interest expense increased $17.6 million, or 18%, to $113.8 million for the 39 weeks ended January 29, 2006 from $96.2 million for the 39 weeks ended January 30, 2005. The increase was mainly due to increased debt, incremental interest on long-term debt issued in fiscal 2005 and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate was 34% for the 39 weeks ended January 29, 2006 and January 30, 2005.

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

Cash Flows from Operating Activities

Cash provided by operations was $360.5 million for the 39 weeks ended January 29, 2006 and $29.4 million for the 39 weeks ended January 30, 2005. The increase is mainly due to increased working capital and commodity futures contract settlements in the prior year period partially offset by increased pension plan contributions in the current year period. The prior year period’s working capital increase was the result of higher live hog prices and increased cattle at the Company’s cattle feedlots.

Cash Flows from Investing Activities

Cash used in investing activities was $379.7 million for the 39 weeks ended January 29, 2006 and $407.5 million for the 39 weeks ended January 30, 2005.

Capital expenditures for the 39 weeks ended January 29, 2006 totaled $268.6 million, as compared to $125.2 million for the 39 weeks ended January 30, 2005. Capital expenditures are related mainly to processed meats expansion, plant improvement projects and additional hog production facilities. As of January 29, 2006, the Company had approved capital expenditures of $481.1 million mainly for processed meats expansion, foreign farm and production efficiency projects.

During the first half of fiscal 2006, the Company completed its cash obligation by contributing $104.8 million to its investment in Five Rivers. The contributions were funded initially from the Company’s revolving credit facility and subsequently from cash flow generated from the sale of cattle inventory which was not contributed to Five Rivers.

In December 2005 and January 2006 (fiscal 2006), in several separate transactions, the Company purchased a total of 314,000 additional shares of Campofrío for approximately $4.9 million. In August 2004 (fiscal 2005) the Company purchased a total of 3,787,265 additional shares of Campofrío for $48.8 million. The Company currently holds 12,109,559 shares, or 23%, of the outstanding shares of Campofrío.

In January 2006 (fiscal 2006), the Company announced that it had agreed to buy the Cook’s ham business from Conagra Foods, Inc. (Conagra) for approximately $260 million. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items sold to supermarket chains and grocers throughout the United States and Canada. The transaction is subject to Hart-Scott-Rodino antitrust clearance and other customary closing conditions.

In November 2004 (fiscal 2005), the Company acquired Morliny and Comtim for approximately $71.3 million plus the assumption of certain liabilities and majority positions in two companies reported in the Pork segment for $31.4 million plus the assumption of certain liabilities.

In November 2004 (fiscal 2005), the Company purchased 20% of a domestic meat processing company, in the Pork segment, for $10.6 million.

In October 2004 (fiscal 2005), the Company acquired MFI from ConAgra for $56.7 million.

In July 2004 (fiscal 2005), the Company acquired Jean Caby for $33.4 million plus the assumption of certain liabilities.

Cash Flows from Financing Activities

Cash provided by financing activities was $16.6 million for the 39 weeks ended January 29, 2006 and $387.4 million for the 39 weeks ended January 30, 2005.

During the 39 weeks ended January 29, 2006, the Company’s Polish subsidiaries, in the International segment, issued $211.6 million in variable interest term debt due 2010. The interest rates are based on ranges of WIBOR + 0.75 to WIBOR + 0.92.

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

In August 2005 (fiscal 2006), the Company entered into a $1.0 billion secured revolving credit agreement (the New Credit Agreement) that replaced the Company’s then existing credit facility (the Old Credit Agreement). The New Credit Agreement matures on August 19, 2010. The amount committed under the New Credit Agreement may be increased up to $1.35 billion at the Company’s request under certain conditions. The Company may draw down funds as a revolving loan or a swingline loan and obtain letters of credit under the New Credit Agreement. The proceeds of any borrowings under the New Credit Agreement may be used to finance working capital needs and for other general corporate purposes of the Company.

As of January 29, 2006 the Company had aggregate credit facilities totaling $1,119.0 million including unused capacity of $780.2 million, of which $752.9 million represents unused capacity under the New Credit Agreement. The Company had net repayments of $68.1 million on the New Credit Agreement during the 39 weeks ended January 29, 2006 and net repayments of $251.0 million on the Old Credit Agreement during the 39 weeks ended January 30, 2005.

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. During the 39 weeks ended January 29, 2006, the Company repurchased 230,000 shares of its common stock at an average price of $29.52 per share. As of January 29, 2006, the Company had remaining authorization to repurchase up to 2,873,430 shares of common stock under the share repurchase program.

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

In January 2006, the Company and six of its subsidiaries executed a consent decree with the Water Keeper Alliance, Larry Baldwin, d/b/a Lower Neuse Riverkeeper and the Neuse River Foundation, Inc. to settle certain actions against the Company and the six subsidiaries referred to as the “Citizens Suits.” The consent decree was filed with the United States District Court for the Eastern District of North Carolina (the “District Court”) and simultaneously presented to the U.S. Department of Justice and the U.S. Environmental Protection Agency for their review and comment for a period of up to forty-five days. After the review period, the consent decree may be entered by the District Court. If the consent decree is not entered by the District Court, each of the parties shall retain all rights it had in the Citizen Suits before filing the consent decree.

The consent decree provides, among other things, that (1) the Company’s subsidiary, Murphy-Brown LLC, will undertake a series of measures designed to enhance the performance of the swine waste management systems on approximately 260 company-owned farms in North Carolina and thereby reduce the potential for surface water or ground water contamination from these farms, and (2) the Company and its subsidiaries will pay the plaintiffs for a specified amount of their legal fees. The effect of the consent decree on the Company will not have a material adverse effect on the Company’s financial condition or results of operations. The consent decree resolves all claims in the actions and also contains a broad release and covenant not to sue for any other claims or actions that the plaintiffs might be able to bring against the Company and its subsidiaries related to swine waste management at the farms covered by the consent decree. There are certain exceptions to the release and covenant not to sue related to future violations and the swine waste management technology development initiative pursuant to a July 2000 agreement between the Company and its subsidiaries and the North Carolina Attorney General. The Company and its subsidiaries may bring a motion to terminate the consent decree once seven years have elapsed from the date of entry.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #1—Oct. 31 to Nov. 27, 2005	2,189	(2)	$30.09	—	2,873,430
Month #2—Nov. 28, 2005 to Jan. 1, 2006	—		—	—	2,873,430
Month #3—Jan. 2 to Jan. 29, 2006	—		—	—	2,873,430

Total	2,189	(2)	$30.09	—	2,873,430

(1)	As of January 29, 2006, the Company’s board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares the Company may repurchase under the plan were authorized on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.
(2)	The purchases were made in open market transactions and the shares are held in a rabbi trust established under the Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (the Directors Plan) to mirror deferred stock grants and fee deferrals. The Directors Plan was approved by the Company’s shareholders on August 26, 2005 and authorizes 300,000 shares for distribution to non-employee directors under its terms.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 31.1	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	—	Certification of Joseph W. Luter, III, Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

/s/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date: March 8, 2006