Form 10-K
period 2006-04-30
SMITHFIELD FOODS INC
filed 2006-06-30
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒                                Accelerated Filer  ☐                                Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of October 30, 2005 was approximately $2.5 billion. This figure was calculated by multiplying (i) the $29.68 last sales price of registrant’s Common Stock as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter by (ii) the number of shares of registrant’s Common Stock not held by any officer or director of the registrant or any person known to the registrant to own more than five percent of the outstanding Common Stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the registrant is in fact an affiliate of the registrant.

At June 19, 2006, 111,168,692 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporate certain information by reference from the registrant’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 30, 2006.

PART I

Item 1. Business

Smithfield Foods, Inc., the registrant, together with its subsidiaries, is referred to in this document as the “Company”.

General

The Company is the largest hog producer and pork processor in the world and the fifth largest beef processor in the United States (U.S.). The Company conducts its business through six reporting segments, Pork, Beef, International, Hog Production (HP), Other and Corporate, each of which is comprised of a number of subsidiaries. See Note 13 in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements” for additional segment and geographic information.

Pork Segment

The Pork segment produces a wide variety of fresh pork and processed meats products in the U.S. and markets them nationwide and to numerous foreign markets, including Japan, Mexico, Canada and Australia. The Pork segment currently operates over 40 processing plants.

During the preceding five fiscal years, the Company’s main acquisitions and the initial investment dates in the Pork segment were:

Initial Investment Date	Acquisition	Description
Fiscal 2006	Cook’s Hams, Inc. (Cook’s)	Producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items, based in Lincoln, Nebraska.

Fiscal 2004	Farmland Foods, Inc.	Sixth largest pork processor in the U.S. producing 1 billion pounds of fresh pork and 500 million pounds of processed meat under the Farmland, Carando, Ohse and Roegelein brands. Farmland Foods is headquartered in Kansas City, Missouri.

Fiscal 2004	Cumberland Gap Provision Co.	90% interest in this processor of premium, branded hams, sausages and other specialty products, based in Middlesboro, Kentucky.

Fiscal 2003	Stefano Foods, Inc.	Producer and marketer of Italian convenience foods, including stuffed pizza rings and calzones, based in Charlotte, North Carolina.

The following table shows, for the fiscal periods indicated, the percentages of the Pork segment revenues derived from fresh pork, processed meats and other products.

	Fiscal Year Ended
	April 30, 2006	May 1, 2005	May 2, 2004
Processed meats	50%	49%	50%
Fresh pork	48%	50%	48%
Other products	2%	1%	2%

	100%	100%	100%

Historically, processed meats in the Pork segment have increased as a percentage of sales reflecting the Company’s acquisitions of higher-margin processed meats operations and the Company’s continued focus on converting fresh pork sales to further-processed, value-added products with higher margins. With the inclusion of the substantial fresh pork business of Farmland Foods, Inc. (Farmland Foods), the percentage of revenue from processed meats has remained constant.

Fresh pork products. The Company’s Pork segment sold approximately 3.5 billion pounds of fresh pork in fiscal 2006. The Company’s Pork segment processes hogs at seven plants (five in the Midwest and two in the Southeast), with a current aggregate slaughter capacity of 101,000 hogs per day. A substantial portion of the Pork segment’s fresh pork is sold to retail customers as unprocessed, trimmed cuts such as butts, loins (including roasts and chops), picnics and ribs. Pork segment revenue from third party further processors is declining as the Company is using more of its own hams and pork bellies to increase its processed meats production.

Processed meats products. The Company’s Pork segment sold approximately 2.4 billion pounds of processed meats products in fiscal 2006. The Company produces a wide variety of processed meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. The Company markets its domestic processed meats products under labels that include Smithfield, Farmland, John Morrell, Gwaltney, Great, Cumberland Gap, Dinner Bell, Carando, Kretschmar, Lean Generation, Lykes, Cook’s, Esskay, Valleydale, Ember Farms, Rath, Roegelein, Ohse, Stefano’s, Williamsburg, Tom & Ted’s and Jamestown. The Pork segment also sells a substantial quantity of processed meats as private-label products. The Company continues to emphasize a strategy of converting more of fresh meat raw materials into value-added, further processed meats. During fiscal 2006, with the acquisition of Cook’s, and the addition of new bacon lines, the Company added the capacity to be a net buyer of both hams and bellies. In addition, the Company’s new 210,000 square foot state-of-the-art manufacturing facility in North Carolina is scheduled to be completed and opened in July 2006 (fiscal 2007).

The Company’s product lines include leaner fresh pork products as well as lower-fat and lower-salt processed meats. The Company also markets a line of lower-fat value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40% lower-fat bacon. Management believes that leaner pork products and meal options that deliver convenience, variety and ease of preparation, combined with the industry’s efforts to heighten public awareness of pork as an attractive protein source, have led to increased consumer demand.

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

The Pork segment purchased approximately 42% of its U.S. live hog requirements from the HP segment in fiscal 2006. In addition, the Company has established multi-year agreements with Maxwell Foods, Inc. and Prestage Farms, Inc., which provide the Pork segment with a stable supply of high-quality hogs at market-indexed prices. These producers supplied approximately 11% of the hogs that the Pork segment processed in fiscal 2006.

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

Facility closures. As part of its east coast restructuring plan, during fiscal 2006, the Company ceased fresh pork processing in one of The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield, Virginia facilities, closed its plant located in Salem, Virginia, and announced the planned closure of its Bedford, Virginia and Madison, Florida plants. During fiscal 2006, the Company recorded, in cost of sales, accelerated depreciation totaling $7.9 million and an impairment charge totaling $18.4 million related to Smithfield Packing’s east coast restructuring plan.

Discontinued Operations

In June 2006 (fiscal 2007), the Company reported that it had signed a letter of intent, subject to a definitive agreement, to sell substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix). As a result, Quik-to-Fix is being reported as a discontinued operation. The sale is expected to close during the first quarter of fiscal 2007.

Beef Segment

The Beef segment is composed mainly of two U.S. beef processing subsidiaries, the Company’s cattle feeding operations and the Company’s interests in cattle feeding operations.

The Beef segment produces mainly boxed beef and ground beef (both chub and case-ready) and markets these products in large portions of the U.S. Prior to December 2003 (fiscal 2004), the Company’s Beef segment sold to over 16 foreign markets, including Canada, China, Japan, Mexico and South Korea.

In December 2003, a case of Bovine Spongiform Encephalopathy (BSE) was discovered in the State of Washington. In response to this discovery, many foreign countries, including Japan, South Korea and other key Asian markets imposed bans on beef imports from the U.S. Since 2003, several more isolated cases of BSE have been discovered in the U.S. Japan lifted the ban on U.S. beef imports in December 2005 but reinstated it six weeks later when a single shipment of veal from the U.S. was determined to violate certain agreed-upon protocols. In June 2006, the U.S. and Japan announced a new agreement to move towards restarting partial trade in U.S. beef from animals 20 months and younger. Efforts are also underway to reopen trade in U.S. beef with South Korea. However, the vast majority of U.S. beef remains ineligible for export to Japan, South Korea and other key Asian markets due to the age limitation on cattle. It is not known at this time when remaining restrictions on U.S. beef exports will be lifted.

During the preceding five fiscal years, the Company’s main investments in the Beef segment were:

Initial Investment Date	Investment	Description
Fiscal 2006	Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	Cattle feeding joint venture headquartered in Colorado with a one time feeding capacity of 811,000 head.

Fiscal 2005	MF Cattle Feeding, Inc. (MFI)	Cattle feeding operation in Colorado and Idaho with one time feeding capacity of over 357,000 head. Subsequently, the non-cattle assets of MFI were contributed to the Company’s cattle feeding joint venture, Five Rivers.

Fiscal 2002	Packerland Holdings, Inc.	Fifth largest beef processor in the U.S. with a current capacity to process approximately 5,750 head per day.

Fiscal 2002	Moyer Packing Company	Ninth largest beef processor in the U.S. with a current capacity to process approximately 1,850 head per day.

The following table shows, for the fiscal periods indicated, the percentages of Beef segment revenues derived from fresh beef, cattle feeding and other products (including hides and rendering).

	Fiscal Year Ended
	April 30, 2006	May 1, 2005	May 2, 2004
Fresh beef	81%	80%	86%
Cattle feeding	11%	11%	4%
Other products	8%	9%	10%

	100%	100%	100%

Beef products. The Company is the fifth largest beef processor in the U.S., producing approximately 1.4 billion pounds of beef in fiscal 2006. It processes cattle at four plants (two in the Midwest, one in the Northeast and one in the Southwest), with a current aggregate processing capacity of 7,600 cattle per day. Its beef is sold to retail and food service customers as boxed beef and ground beef.

Cattle feeding. As of April 30, 2006 the Company had approximately 404,000 head of cattle on feed valued at roughly $292 million located at both company-owned and custom feedlots throughout the Northwest, Southwest, Midwest, and East regions of the U.S. The Company utilizes the Beef segment’s company-owned cattle program to meet the increasing demands of the Beef segment’s customers for consistent quality boxed beef products.

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. formed Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC (ContiBeef). Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup Companies, Inc., currently headquartered in Loveland, Colorado, with a total of ten feedlots located in Colorado, Idaho, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms using a variety of marketing methods that were already in place at MFI and ContiBeef.

Raw materials. The primary raw materials of the Beef segment are live cattle. Historically, cattle prices have been subject to substantial fluctuations. Cattle supplies, and consequently prices, are affected by factors such as corn and soybean meal prices, weather and farmers’ access to capital. In addition, there is currently a ban on the import of Canadian cattle over 30 months of age that has reduced the supply of cattle in the U.S.

The Beef segment’s four processing plants purchase lean Holstein steers and cows and other cattle primarily from feed yards, auction barns, company-operated buying stations, through direct contract relationships with suppliers in close proximity to processing plants and from the Beef segment’s existing cattle feeding operations. The close proximity of these plants to most of their suppliers reduces transportation costs, shrinkage and bruising of livestock in transit. The Beef segment generally maintains a “bought ahead” position of a one- to two-week supply of live cattle. The Beef segment procures approximately 16% of its live cattle from its existing cattle feeding operations and 14% of its live cattle on a forward contract basis, filling the remainder of its live cattle requirements in the spot market.

Facility closures. During fiscal 2006, the Company closed its Gering, Nebraska facility in the Beef segment. The close was largely due to the economics caused by the ban in place at the time on importing cattle from Canada into the U.S. and the reduced availability of western range cows and bulls.

During fiscal 2005, the Company ceased operations at the Showcase Foods, Inc. (Showcase Foods) facility in the Beef segment. In connection with the closing, the Company recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. In addition, Showcase Foods incurred operating losses of $5.2 million during fiscal 2005.

International Segment

The International segment includes the Company’s international meat processing operations that produce a wide variety of fresh and processed meats products. The Company has controlling interests in international meat processing operations located mainly in Poland, France, Romania and the United Kingdom, and the Company has joint ventures in international meat processing operations and related business located mainly in Mexico, Romania and China. Also included in the Company’s international meat processing operations are the Company’s strategic investments in Spain.

During the preceding five fiscal years, the Company’s main acquisitions and the initial investment dates in the International segment were:

Initial Investment Date	Acquisition	Description
Fiscal 2005	Morliny S.A.	A producer and marketer of pork and beef in Poland, which markets its products both domestically and through export channels.

Fiscal 2005	Comtim Group S.R.L.	A hog and pork producer and pork marketer based in Romania, which markets its products mainly domestically.

Fiscal 2005	Jean Caby S.A. (Jean Caby)	Producer and marketer of branded and private-label hams and other specialty products primarily in the French market.

Fiscal 2004	Agrotorvis S.R.L.	Pork processing business in Romania.

The Company also has a strategic investment of 23% of the common stock of Campofrió Alimentación S.A., a processed meats manufacturer and marketer headquartered in Madrid, Spain.

The following table shows, for the fiscal periods indicated, the percentages of International segment revenues derived from processed meats, fresh pork and other meat products.

	Fiscal Year Ended
	April 30, 2006	May 1, 2005	May 2, 2004
Processed meats	56%	58%	63%
Fresh pork	19%	20%	15%
Other meat products	25%	22%	22%

	100%	100%	100%

Polish facility temporary shutdown. During the first quarter of fiscal 2006, the Company’s Polish operations temporarily shut down a red meat plant in connection with media reports on food safety and related issues. The Company voluntarily shut down the plant for ten days and recalled some previously shipped product. The shutdown and returns resulted in approximately $5 million of operating losses during the first quarter of fiscal 2006. In addition, since the voluntary shutdown, the Company has experienced a sharp reduction in processed meats volumes from their Polish operations and has incurred increased marketing and promotion expenditures in the areas affected by the product recall in order to attempt to improve distribution of processed meats products.

Sara Lee European meats. In June 2006 (fiscal 2007), the Company announced that it has signed a purchase agreement to acquire the European meats business of Sara Lee Corporation (SLFE) for $575 million, plus the assumption of excess pension-related liabilities in an amount not to exceed $39 million. Headquartered in Hoofddorp, The Netherlands, SLFE generated $1.1 billion in sales in fiscal 2005 and holds its largest positions in France, Portugal and the Benelux region, with popular European brands such as Aoste, Justin Bridou and Nobre and has a presence in Germany, Italy and the United Kingdom. The Company intends to complete and finance the acquisition of SLFE on a stand-alone, non-recourse basis through a 50 percent-owned joint venture with Oaktree Capital Management, LLC (Oaktree), an investment management firm. The acquisition is subject to customary regulatory and closing conditions and is expected to close by the end of September 2006 (fiscal 2007). The Company intends to contribute its French operations and cash of €50.0 million (approximately $63.1 million) to the joint venture with Oaktree.

The Pork, Beef and International Segments in General

Customers and marketing. The Pork, Beef and International segments have significant market presence throughout their respective geographic areas where they sell their fresh pork, processed meats, beef and other meat products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. The Company uses both in-house salespersons as well as independent commission brokers to sell its products. In fiscal 2006, the Company sold its products to more than 3,500 customers, none of whom accounted for as much as 10% of the Pork, Beef or International segments’ revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.

The Company’s fundamental marketing strategy is to provide quality and value to the ultimate consumers of its fresh pork, processed meats and beef products. The Company incurred advertising expenses of $109.4 million and $108.2 million in fiscal years 2006 and 2005, respectively, on consumer advertising and trade promotion programs designed to build awareness and increase sales distribution and penetration. The Company also provides sales incentives for its customers through rebates based on achievement of specified volume and/or growth in volume levels.

In fiscal 2006, export sales comprised approximately eight percent of the Pork segment’s volumes and four percent of the Beef segment’s volumes. The Company provides Japanese markets with a line of branded fresh pork, as well as other chilled and frozen unbranded fresh pork products. In addition to Japan, the Company currently has export sales to Mexico and to more than three dozen other foreign countries. The Company expects continued growth in its export sales for the foreseeable future, especially in the Company’s operations in the International segment since Poland was admitted to the European Union during fiscal 2004. Export sales are subject to factors beyond the Company’s control, such as tariffs, trade barriers and other governmental restrictions. The Company’s Pork and Beef segments conduct the majority of their export sales in U.S. dollars and therefore bear very little currency exchange risk. The Company’s International segment has sales denominated in foreign currencies and, as a result, is subject to certain currency exchange risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” for a discussion of the Company’s foreign currency hedging activities.

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

Risk management and hedging. The Company’s Pork, Beef and International segments use price risk management and hedging techniques to enhance sales and to reduce the effect of adverse price changes on its profitability. The Company’s price risk management and hedging activities currently are utilized in the areas of forward sales, hog production margin management, procurement of raw materials for seasonal demand peaks, inventory hedging, hog and cattle contracting and truck fleet fuel purchases. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” for a discussion of the Company’s commodity hedging activities.

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

Distribution. The Pork, Beef and International segments use a combination of private fleets of leased tractors and trailers and independent common carriers and owner operators to distribute fresh pork and beef and processed meats to their customers, as well as to move raw materials between plants for further processing. The Company coordinates deliveries and uses backhauling to reduce overall transportation costs. In the U.S., the Company’s Pork and Beef segments distribute their products directly from some of their plants and from leased distribution centers in Missouri, Pennsylvania, North Carolina, Kansas, Wisconsin, Indiana, Illinois, Connecticut, California and Texas. The Company also operates distribution centers adjacent to its plants in Bladen County, North Carolina, Sioux Falls, South Dakota, Green Bay, Wisconsin, Souderton, Pennsylvania and Crete, Nebraska. Internationally, the Company distributes its products through a combination of leased and owned warehouse facilities.

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

Hog Production Segment

General. As a complement to the Company’s Pork and International segments, the Company has vertically integrated into hog production. The HP segment operates numerous hog production facilities with approximately 842,000 sows producing about 14.2 million market hogs annually. In addition, through its joint ventures, the Company has approximately 96,000 sows producing about 1.4 million market hogs annually. Domestically, the HP segment produces approximately 53% of the Pork segment’s live hog requirements. Internationally, the HP segment produces approximately 66% of the International segment’s live hog requirements. The profitability of hog production is directly related to the market price of live hogs and the cost of corn and soybean meal. The HP segment generates higher profits when hog prices are high and corn and soybean meal prices are low, and lower profits (or losses) when hog prices are low and corn and soybean meal prices are high. Management believes that the HP segment furthers the Company’s strategic initiative of vertical integration and reduces its exposure to fluctuations in profitability historically experienced by the pork processing industry. In addition, as food safety becomes increasingly important to the consumer, the Company’s vertically integrated system provides traceability from conception of livestock to consumption of the pork product.

The Company owns certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). The HP segment makes extensive use of these genetic lines, with approximately 600,000 SPG breeding sows. In addition, the Company has sublicensed some of these rights to some of its strategic hog production partners. In addition, through its joint ventures, the Company has approximately 50,000 SPG breeding sows. All hogs produced under these sublicenses are supplied to the Company. The Company believes that the hogs produced by these genetic lines are the leanest hogs commercially available and enable it to market highly differentiated pork products. Management believes that the leanness and increased meat yields of these hogs enhance the Company’s profitability with respect to both fresh pork and processed meats. In fiscal 2006, the Company processed 10.8 million SPG hogs domestically and 711,000 SPG hogs internationally.

Hog production operations. The HP segment is the world’s largest hog producer. This segment uses advanced management techniques to produce premium quality hogs on a large scale at a low cost. The Company develops breeding stock, optimizes diets for its hogs at each stage of the growth process, processes feed for its hogs and designs and builds hog containment facilities. The Company believes its economies of scale and production methods, together with its use of the advanced SPG genetics, make it a low cost producer of premium quality hogs. The HP segment also utilizes independent farmers and their facilities to raise hogs produced from its breeding stock. Under multi-year contracts, a farmer provides the initial facility investment, labor and front line management in exchange for a service fee. Currently, approximately 71% of the HP segment’s market hogs are finished on contract farms.

Nutrient management and other environmental issues. All of the HP segment’s hog production facilities have been designed with the intention of meeting or exceeding all applicable zoning and other government regulations. These regulations require, among other things, maintenance of separation distances between farms and nearby residences, schools, churches, public use areas, businesses, rivers, streams and wells and adherence to required construction standards.

Hog production facilities generate significant quantities of manure, which must be managed properly to protect public health and the environment. The Company believes that it uses the best technologies currently available and economically feasible for the management of swine manure, which require permits under state, and in some instances, federal law. The permits impose standards and conditions on the design and operation of the systems to ensure that they protect public health and the environment, and can also impose nutrient management planning requirements depending on the type of system utilized. The most common system of swine waste management employed by the HP segment’s hog production facilities is the lagoon and spray field system, in which earthen lagoons are utilized to treat the manure before it is applied to agricultural fields by spray application. The nitrogen and phosphorus in the treated manure serve as a crop fertilizer.

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

Other Segment

The Other segment is mainly comprised of the Company’s turkey production operations, its interests in turkey processing operations and the Company’s alternative fuels subsidiary, Smithfield BioEnergy LLC (Smithfield BioEnergy). The turkey operations include hatcheries and production operations as well as a 49% interest in Carolina Turkeys, Inc., one of the nation’s largest turkey processors. Through Smithfield BioEnergy, the Company is continuing to investigate the feasibility of converting hog waste into biomethanol and as part of a separate production process has begun the production of biodiesel using vegetable oils.

Employees

As of April 30, 2006, the Company had approximately 52,500 employees, approximately 22,500 of whom were covered by collective bargaining agreements. The Pork segment had approximately 31,800 employees, approximately 18,100 of whom were covered by collective bargaining agreements; the Beef segment had approximately 5,400 employees, approximately 2,400 of whom were covered by collective bargaining agreements; the International segment had approximately 10,300 employees, approximately 2,000 of whom were covered by collective bargaining agreements; the HP segment had approximately 4,600 employees, none of whom were covered by collective bargaining agreements; the Other segment had approximately 100 employees, none of whom were covered under collective bargaining agreements; and the Corporate segment had approximately 300 employees, none of whom were covered by collective bargaining agreements. The Company believes that its relationship with its employees is satisfactory.

Labor organizing activities occasionally occur at one or more of the Company’s facilities. For example, the Company has recently been involved in proceedings regarding union representation of employees at the Company’s processing facilities at Wilson and Tar Heel, North Carolina. In a proceeding involving the

Company’s Wilson plant, an administrative law judge directed that a bargaining order be entered against the Company. That order is currently on appeal to the National Labor Relations Board (the NLRB). The outcome of that appeal will determine whether approximately 1,800 employees at the Company’s Wilson plant will be union represented.

In a proceeding involving the Company’s Tar Heel plant, the NLRB found that the Company has engaged in certain unfair labor practices in connection with a prior representation election and ordered, among other things, that the Company allow a new election to be held. The Company appealed the NLRB’s findings with respect to unfair labor practices to the Circuit Court of Appeals for the District of Columbia but that appeal was recently denied. Accordingly the Company is now in the process of complying with the NLRB’s order. If and when the NLRB schedules another representation election at the Tar Heel plant, the Company will participate in the election process. The outcome of that election, if and when it takes place, will determine whether approximately 5,500 employees at the Tar Heel plant will be union represented.

Environmental Stewardship

In calendar year 2000, in furtherance of the Company’s continued commitment to responsible environmental stewardship, Smithfield Foods, Inc. and its North Carolina-based hog production subsidiaries voluntarily entered into an agreement with the Attorney General of North Carolina (the Agreement) designed to enhance water quality in the State of North Carolina through a series of initiatives to be undertaken by the Company and its subsidiaries while protecting their access to swine operations in North Carolina. These initiatives emphasized operations of the Company’s hog production subsidiaries in the State of North Carolina, particularly areas devastated by hurricanes in the fall of 1999.

Under the Agreement, the Company has assumed a leadership role in the development of environmentally superior and economically feasible waste management system technologies. Pursuant to the Agreement, the Company and its subsidiaries committed to implement environmentally superior and economically feasible technologies for the management of swine waste at the subsidiaries’ farms in North Carolina following a determination made by an expert from North Carolina State University, with advice from peer review panels appointed by him, that such technologies are both environmentally superior and economically feasible to construct and operate at such farms. The Company and its subsidiaries have also agreed to provide $15 million to fund the technology research and development activities under the Agreement and to provide certain financial and technical assistance to those farms under contract to the subsidiaries as necessary to facilitate their implementation of such technologies determined to be environmentally superior and economically feasible. The technology research and development activities funded by the $15 million contributed by the Company and its subsidiaries have now been completed and the technology development, environmental enhancement and conversion agreement portions of the Agreement remain in place. Although none of the technologies evaluated under the Agreement were found to be economically feasible for existing farms, a specific solids separation/nitrification/denitrification/soluble phosphorous removal system in combination with any one of four specified solids treatment systems were found to meet the environmental performance standards established under the Agreement. These combinations of technologies were found to be both economically feasible and environmentally superior for new farms. The Company and its subsidiaries are committed to building on the technology research and development work completed under the Agreement, and are in the process of evaluating options for continued technology development work in North Carolina.

The agreement also reflects the Company’s commitment to preserving and enhancing the environment of Eastern North Carolina by providing a total of $50 million to assist in the preservation of wetlands and other natural areas in eastern North Carolina and to promote similar environmental enhancement activities. This commitment is being fulfilled with annual contributions of $2 million over a 25 year period beginning in 2000.

Through Smithfield BioEnergy, the Company is continuing to evaluate the feasibility of converting hog waste into biomethanol in Utah and as part of a separate production process in Texas, the Company has begun the production of biodiesel from vegetable oils.

The Company has assumed a leadership role in the development of environmental management systems, and except for certain acquisitions (including those in Romania), some international operations, and new facilities, all of the Company’s hog production operations and meat processing operations have developed and implemented environmental management systems meeting the requirements of the International Organization for Standardization 14001 (ISO 14001). ISO 14001 is a standard published by the International Organization for Standardization, which establishes a coordinated framework of controls to manage environmental performance within an organization. To obtain ISO 14001 certification, an organization must meet a rigorous and comprehensive set of requirements and criteria developed by experts from all over the world and submit to independent audits of its environmental management systems by third parties.

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

Water. In February 2003 (fiscal 2003), the EPA promulgated regulations under the Clean Water Act governing confined animal feeding operations (CAFOs). Among other things, these regulations impose obligations on CAFOs to manage animal waste in ways intended to reduce the impact on water quality. These new regulations were challenged in federal court by both industry and environmental groups. Although a 2005 decision by the court invalidated several provisions of the regulations, they remain largely intact. Similarly, the State of North Carolina Department of Environment and Natural Resources (NCDENR) announced in July 2002 the issuance of general permits intended to protect state waters from impacts of large animal feeding operations. Environmental groups have initiated proceedings challenging the NCDENR’s action, and the Company’s North Carolina subsidiaries have intervened. These proceedings are pending. Although compliance with the federal regulations or state permits will require some changes to the Company’s hog production operations resulting in additional costs to these operations, the Company does not believe that compliance with federal regulations or state permits as promulgated will have a material adverse effect on the Company’s hog production operations. However, there can be no assurance that pending challenges to the regulations or permits will not result in changes to those regulations or permits that may have a material adverse effect on the Company’s financial position or results of operations.

Air. The EPA is also focusing on the possible need to regulate air emissions from animal feeding operations. During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at the EPA’s request to assist the EPA in making that determination. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, the Company’s hog production subsidiaries have accepted the EPA’s offer to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators agreed to pay a penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms have been given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. Pursuant to the Company’s consent decree and order, the Company has paid a $100,000 penalty to the EPA. The National Pork Board, of which the Company is a member and contributes funds, will be paying the costs of the air emissions monitoring study on behalf of all hog producers, including the Company, out of funds collected from its members in previous years. The cost of the study for all hog producers is approximately $6.0 million. The agreement has been challenged in federal court by several environmental organizations. New regulations governing air emissions from animal agriculture operations are likely to emerge from any monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations may not have a material adverse effect on the Company’s financial position or results of operations.

Regulatory and other proceedings. The Company from time to time receives notices from regulatory authorities and others asserting that it is not in compliance with such laws and regulations. In some instances, litigation ensues. The Water Keeper Alliance, an environmental activist group from the State of New York, has filed or caused to be filed a series of lawsuits against the Company and its subsidiaries and properties. These suits are described below.

In February 2001 (fiscal 2001), the Water Keeper Alliance, Thomas E. Jones d/b/a Neuse Riverkeeper and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against the Company, one of the Company’s subsidiaries, and two of that subsidiary’s hog production facilities in North Carolina, referred to as the “Citizens Suits”. The Citizens Suits alleged, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits have been settled and resolved with the entry of a consent decree, which was approved and entered by the court in March 2006 (fiscal 2006).

The consent decree provides, among other things, that (1) the Company’s subsidiary, Murphy-Brown LLC, will undertake a series of measures designed to enhance the performance of the swine waste management systems on approximately 260 company-owned farms in North Carolina and thereby reduce the potential for surface water or ground water contamination from these farms, and (2) the Company and its subsidiaries will pay the plaintiffs for a specified amount of their legal fees. The effect of the consent decree on the Company will not have a material adverse effect on the Company’s financial position or results of operations. The consent decree resolves all claims in the actions and also contains a broad release and covenant not to sue for any other claims or actions that the plaintiffs might be able to bring against the Company and its subsidiaries related to swine waste management at the farms covered by the consent decree. There are certain exceptions to the release and covenant not to sue related to future violations and the swine waste management technology development initiative pursuant to the Agreement described above under “Environmental Stewardship.” The Company and its subsidiaries may bring a motion to terminate the consent decree on or after March 2013.

The Company has also received notices and other communications from several organizations, including the Water Keeper Alliance, of their intent to file additional lawsuits against the Company under various federal environmental statutes regulating water quality, air quality and management of solid waste and other common law theories. Notices of these threatened lawsuits were received over five years ago, and given the passage of time and the settlement referred to above, the Company now believes it is unlikely that any of these threatened lawsuits will be filed. The Company believes that all of the litigation and threatened litigation described above represents the agenda of special advocacy groups, including the Water Keeper Alliance. The plaintiffs in these cases have criticized federal and state environmental agencies for purportedly declining to bring any of these suits.

Available Information

The Company’s website address is www.smithfieldfoods.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after filing or furnishing the material to the SEC. You may read and copy documents the Company files at the SEC’s public reference room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is www.sec.gov.

Item 1A. Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, operations, industry or financial position or our future financial performance. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future.

Our results of operations are cyclical and could be adversely affected by fluctuations in the commodity prices for hogs, cattle and grains.

We are largely dependent on the cost and supply of hogs, cattle and feed ingredients and the selling price of our products and competing protein products, all of which are determined by constantly changing market forces of supply and demand as well as other factors over which we have little or no control. These other factors include:

•	fluctuations in the size of herds maintained by hog and cattle suppliers,

•	environmental and conservation regulations,

•	import and export restrictions,

•	economic conditions,

•	weather,

•	energy prices,

•	crop and livestock diseases, and

•	currency fluctuations.

Additionally, commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing proteins on the market, especially beef and chicken. For example, our fiscal 2006 fourth quarter financial results were impacted negatively by an over-supply of protein which decreased selling prices of our fresh and processed meats.

We attempt to manage certain of these risks through the use of our risk management and hedging programs, however this may also limit our ability to participate in gains from favorable commodity fluctuations. For example, in the first half of fiscal 2005, we were unable to benefit fully from strong hog prices due to our hedging activities, but, to a lesser extent, we benefited from favorable hedges of grain. We cannot assure that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products directly or in a timely manner.

Any perceived or real health risks related to the food industry or increased regulation could adversely affect our ability to sell our products.

We are subject to risks affecting the food industry generally, including risks posed by the following:

•	food spoilage or food contamination,

•	evolving consumer preferences and nutritional and health-related concerns,

•	consumer product liability claims,

•	product tampering,

•	the possible unavailability and expense of product liability insurance, and

•	the potential cost and disruption of a product recall.

Adverse publicity concerning any perceived or real health risk associated with our products could also cause customers to lose confidence in the safety and quality of our food products, particularly as we expand our branded products business.

Our products may be subject to contamination by disease producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella, Campylobacter and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that they, as a result of food processing, could be present in our products. These pathogens can also be introduced to our products as a result of improper handling at the further processing, foodservice or consumer level. Our manufacturing facilities and products are subject to constant federal, state, local and foreign governmental inspection and extensive regulation in the food safety area, including governmental food processing controls. We have systems in place designed to monitor food safety risks throughout all stages of the manufacturing process (including the production of raw materials in the HP segment). However, we cannot assure that such systems, even when working effectively, or compliance with governmental regulations will necessarily mitigate the risks related to food safety. Any product contamination could have a material adverse impact on our financial statements. In addition, future material changes in food safety regulations could result in increased operating costs or could be required to be implemented on schedules that cannot be met without interruptions in our operations.

Environmental regulation and related litigation and commitments could have a material adverse effect on us.

Our operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to protection of the environment, including among others:

•	the discharge of materials into the environment, and

•	the handling and disposition of wastes (including solid and hazardous wastes).

Failure to comply with these laws and regulations or any future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity. Some requirements applicable to us may also be enforced by citizen groups. See Note 12 in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements” for further discussion of regulatory compliance as it relates to environmental risk. We have incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations.

In addition, pursuant to a voluntary agreement with the State of North Carolina, we committed to implement environmentally superior and economically feasible technologies for the management of swine waste at our farms in North Carolina provided a determination is made by an expert from North Carolina State University that such technologies are both environmentally superior and economically feasible to construct and operate at such farms. See “Item 1. Business—Environmental Stewardship” for further information. We cannot assure that additional environmental issues will not require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs.

Health risk to livestock could adversely affect production, the supply of raw materials and our business.

We take all necessary and prudent precautions to ensure that our livestock is healthy and that our processing plants and other facilities operate in a sanitary manner. Nevertheless, we are subject to risks relating to our ability to maintain animal health and control diseases. Livestock health problems could adversely impact production, supply of raw material to the Pork, Beef and International segments and consumer confidence. If our livestock is affected by disease, we may be required to destroy infected livestock, which could adversely affect our production or ability to sell or export our products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of our food products, particularly as we expand our branded pork products.

In addition to risks associated with maintaining the health of our livestock, any outbreak of livestock disease in the U.S. or even in other countries could result in a loss of consumer confidence in the protein products affected by the particular disease, adverse publicity and the imposition of import or export restrictions. For example, in May 2003 (fiscal 2004), a BSE outbreak in Canada resulted in a U.S. import restriction on live cattle from Canada. The resulting drop in the live cattle supply in the U.S. led to increased prices for live cattle and placed pressure on margins in our Beef segment. Then, in December 2003 (fiscal 2004), a case of BSE was discovered in the State of Washington. As a result, beef imports from the U.S. were banned by many foreign countries, including Japan, the largest importer of U.S. beef. In June 2005 (fiscal 2006), a second case of BSE was confirmed and in March 2006 (fiscal 2006), a third confirmed case in the U.S. was announced.

Governmental authorities may take action prohibiting meat packers from owning livestock, which could adversely affect our business.

In the past, Congress has considered and the State of Iowa has adopted legislation that would prohibit or restrict meat packers from owning livestock. In the second quarter of fiscal 2006, we entered into a settlement agreement with the State of Iowa whereby the state agreed not to enforce this restrictive legislation on us for a period of ten years. As a part of our settlement, we committed to pay $200,000 per year for 10 years to support various programs benefiting the swine industry in Iowa. We also agreed to purchase a specified minimum number of hogs to be processed by us in Iowa and South Dakota on the open market for two years. We cannot assure that similar legislation affecting our operations will not be adopted at the federal or state levels in the future. Such legislation, if adopted and applicable to our current operations and not successfully challenged or settled, could have a material adverse impact on our operations and our financial statements. We have and will continue to aggressively challenge any such legislation.

Our acquisition strategy may prove to be disruptive and divert management resources.

We have made numerous acquisitions in recent years and regularly review opportunities for strategic growth through acquisitions. These acquisitions may involve large transactions and present financial, managerial and operational challenges, including:

•	diversion of management attention from existing businesses,

•	difficulty with integrating personnel and financial and other systems,

•	lack of experience in operating in the geographical market of the acquired business,

•	increased levels of debt and associated reduction in ratings of our debt securities,

•	potential loss of key employees and customers of the acquired business,

•	assumption of unknown liabilities, and

•	potential disputes with the sellers.

We could also experience financial or other setbacks if any of the businesses that we have acquired or may acquire in the future have problems of which we are not aware. In addition, acquisitions outside the U.S. may present unique difficulties and increase our exposure to those risks associated with international operations.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

At April 30, 2006, we had approximately $2,572.7 million of indebtedness outstanding. We have aggregate revolving credit facilities totaling $1,044.6 million. As of April 30, 2006, we had unused capacity under these revolving credit facilities of $490.9 million. These revolving facilities are generally at prevailing market rates. We pay commitment fees on the unused portion of the revolving facilities. We expect our indebtedness, including borrowings under our credit facility, may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Our consolidated indebtedness level could significantly affect our business because:

•	it may significantly limit or impair our ability to obtain financing in the future,

•	a downgrade in our credit rating could restrict or impede our ability to access capital markets at attractive rates and increase our borrowing costs,

•	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise, and

•	a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes, which amount would increase if prevailing interest rates rise.

In addition, our debt agreements contain financial covenants tied to leverage and interest coverage. The debt agreements restrict the payment of dividends to shareholders and under certain circumstances may limit additional borrowings, investments and the acquisition or disposition of assets.

As currently structured, a breach of a covenant or restriction in any of these agreements could result in a default that would in turn cause a default under other agreements, allowing the affected lenders to accelerate the repayment of principal and accrued interest on their outstanding loans, if they choose, and terminate their commitments to lend additional funds. The future ability of us and our operating subsidiaries to comply with financial covenants, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors including the other risks described herein.

We are subject to risks associated with our international sales and operations.

Sales to international customers accounted for approximately 16% percent of our net sales in fiscal 2006. International sales are subject to risks related to economic or political uncertainties including among others:

•	general economic conditions,

•	imposition of tariffs, quotas, trade barriers and other restrictions (such as the beef import ban in fiscal 2005 and 2006), and

•	enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws.

Furthermore, we conduct foreign operations in France, Poland, Romania and the United Kingdom, with these foreign operations being subject to the risks described above as well as risks related to economic or political uncertainties including among others:

•	fluctuations in currency values,

•	translation of foreign currencies into U.S. dollars,

•	foreign currency exchange controls, and

•	compliance with foreign laws.

In addition, we are engaged in joint ventures in Brazil, China and Mexico and have significant investments in Spain. These investments are also subject to the risks described above. As of April 30, 2006, approximately 20% of our long-lived assets were associated with our foreign operations.

Our operations are subject to the general risks of litigation.

We are involved on an ongoing basis in litigation arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims related to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could have a material adverse impact on our financial statements.

We depend on the availability of, and satisfactory relations with, our employees.

We have approximately 52,500 employees, 22,500 of which are covered by collective bargaining agreements. Our operations depend on the availability and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. If we fail to maintain satisfactory relations with our employees or with the unions, we may experience labor strikes, work stoppages or other consequences that could have a material adverse impact on our financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table lists the Company’s material plants and other physical properties. These properties are suitable for the Company’s needs.

Location	Segment	Operation

Smithfield Packing Plant* Bladen County, North Carolina	Pork	Slaughtering and cutting hogs; production of boneless hams and loins

Gwaltney Plant* Smithfield, Virginia	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, sausage, bone-in and boneless cooked and smoked hams and picnics

Lykes Meat Group Plant* (operated by Smithfield Packing) Plant City, Florida	Pork	Production of hot dogs, luncheon meats and sausage products

John Morrell Plant* Sioux Falls, South Dakota	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, hot dogs, luncheon meats, smoked and canned hams and packaged lard

John Morrell Plant* Sioux City, Iowa	Pork	Slaughtering and cutting hogs; production of boneless loins

Curly’s Foods, Inc. Plant (operated by John Morrell) Sioux City, Iowa	Pork	Raw and cooked ribs and other BBQ items

Farmland Plant Crete, Nebraska	Pork	Slaughtering and cutting hogs; fresh and processed pork products

Location	Segment	Operation

Farmland Plant Monmouth, Illinois	Pork	Slaughtering and cutting hogs; production of bacon and processed hams, extra tender and ground pork

Farmland Plant Denison, Iowa	Pork	Slaughtering and cutting hogs; production of bacon and processed hams

Cook’s Ham Plant (operated by Farmland Foods) Lincoln, Nebraska	Pork	Production of traditional and spiral sliced smoked bone-in hams; corned beef and other smoked meat items

Cook’s Ham Plant (operated by Farmland Foods) Grayson, Kentucky	Pork	Production of traditional and spiral sliced smoked bone-in hams; corned beef and other smoked meat items

Patrick Cudahy Plant Cudahy, Wisconsin	Pork	Production of bacon, dry sausage, boneless cooked hams and refinery products

Packerland Packing Plant* Green Bay, Wisconsin	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Packerland Plainwell Plant* Plainwell, Michigan	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Sun Land Packing Plant* Tolleson, Arizona	Beef	Slaughtering and cutting cattle; production of boxed beef

Moyer Packing Plant Souderton, Pennsylvania	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Landivisiau, France	Int’l.	Production of sliced ham, bellies and culinary aids

Quimper, France	Int’l.	Production of shoulder, cooked bacon and pate

Saint Etienne, France	Int’l.	Production of sliced ham, garlic sausage, dry sausage, poultry and cooked loin

Lille, France	Int’l.	Production of deli ham, dry sausage, hot dogs and meat sausage

Animex Plant Szczecin, Poland	Int’l.	Slaughtering and deboning hogs; processed and other pork products

Animex Plant Ilawa, Poland	Int’l.	Fresh meat and processed products

Animex Plant Starachowice, Poland	Int’l.	Slaughtering and deboning hogs; processed and other pork products

Animex Plant Elk, Poland	Int’l.	Slaughtering and deboning hogs; processed and other pork products

Morliny Plant Morliny, Poland	Int’l.	Processed and other pork and beef products

Smithfield Procesare Plants Timisoara, Romania	Int’l.	Deboning, slaughtering and rendering hogs

*	Pledged as collateral under various loan agreements.

The HP segment owns and leases numerous hog production facilities, mainly in North Carolina, Utah and Virginia, with additional hog production facilities in Oklahoma, Colorado, Texas, Iowa, Illinois, South Carolina, Missouri, Poland and Romania. A substantial number of these owned facilities are pledged under loan agreements.

Item 3. Legal Proceedings

Smithfield Foods and certain of its subsidiaries are parties to the environmental litigation matters discussed in “Item 1. Business—Regulation” above. Apart from those matters and those listed below, the Company and its affiliates are parties in various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these ordinary course matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

In July 2003, a putative class action complaint was filed on behalf of shareholders of Pennexx in the District Court against Pennexx, its directors (including two of the Company’s officers who were former directors of Pennexx) and the Company. The class action complaint alleged violations of federal securities laws and state common law and sought unspecified compensatory damages. In December 2003, Pennexx filed a cross-claim in the class action against the Company and the Company’s officers who formerly served as directors of Pennexx. The cross-claim alleged, among other things, fraud, breach of fiduciary duty and tortious interference with contractual relations, and sought damages in excess of $226 million.

In October 2004, the Company filed a motion to dismiss Pennexx’s cross-claim, which the District Court granted in full in May 2005. In June 2005, Pennexx filed a Notice of Appeal of the District Court’s dismissal of the cross-claim to the U.S. Court of Appeals for the Third Circuit. The appellate court has not yet set a date for oral arguments on this appeal. The Company continues to believe that the allegations in the cross-claim are unfounded and intends to defend the appeal vigorously.

In January 2004, the Company filed a motion to dismiss the class action suit, which the District Court granted in part and denied in part in September 2004. In February 2005, the shareholder plaintiffs in the class action filed a motion to certify a class of certain Pennexx shareholders. In June 2005, the District Court dismissed the class action without prejudice for lack of prosecution. The District Court took this action following the withdrawal of the lead plaintiff and the failure of any other putative class member to step forward as lead plaintiff. In July 2005, the class action plaintiff filed a Notice of Appeal of the District Court’s dismissal to the U.S. Court of Appeals for the Third Circuit. The Company intends to defend the appeal of the dismissal of the class action vigorously.

Smithfield Packing operates a meat processing and packaging facility in Bedford, Virginia. The facility has experienced two recent, distinct releases of ammonia from its refrigeration system. A system malfunction in March 2006 (fiscal 2006) led to an airborne release from the system’s pressure relief system, and a contractor discharged an ammonia/water mixture from an accumulator tank in May 2006 (fiscal 2007). Federal, state and local officials have investigated both releases. As a result of these investigations, the EPA and the Virginia Department of Environmental Quality have raised concerns over whether the Company complied fully with the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or the Emergency Planning and Community Right-to-Know Act (EPCRA) regarding the releases and whether the Company complied with the federal Clean Water Act and the State Water Control Law with respect to the May 2006 discharge. The Company does not know whether a legal proceeding will be initiated by any governmental authority with respect to either of the releases. If any such legal proceeding is commenced, depending on the results of the investigations, then the Company could face potential monetary penalties. However, management believes that any ultimate liability with respect to these matters would not have a material adverse effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth the name, age as of the end of fiscal 2006, position with the Company and business experience during the past five years for each of the executive officers of the Company. The board of directors elects executive officers to hold office until the next annual meeting of the board of directors, until their successors are elected or until their resignation or removal.

Name and Age	Position with the Company	Business Experience During Past Five Years
Joseph W. Luter, III (66)	Chairman of the Board and Chief Executive Officer(1)	Mr. Luter has served as Chairman of the Board and Chief Executive Officer since 1975. Prior to May 1995 and between June 2000 and October 2001, he also served as President.
C. Larry Pope (51)	President and Chief Operating Officer(2)	Mr. Pope was elected President and Chief Operating Officer in October 2001. Mr. Pope served as Vice President and Chief Financial Officer from September 1999 to October 2001.
Richard J. M. Poulson (67)	Executive Vice President, General Counsel and Senior Advisor to the Chairman	Mr. Poulson was elected Executive Vice President and Senior Advisor to the Chairman in October 2001. Mr. Poulson joined the Company as Vice President and Senior Advisor to the Chairman in July 1998.
Daniel G. Stevens (47)	Vice President and Chief Financial Officer	Mr. Stevens was elected Vice President and Chief Financial Officer in October 2001. Mr. Stevens served as Vice President and Controller from June 2000 to October 2001.
Joseph W. Luter, IV (41)	President of Smithfield Packing	Mr. Luter was elected President of Smithfield Packing in November 2004. Mr. Luter served as Executive Vice President of the Company from October 2001 until November 2004. He served as Senior Vice President, Sales and Marketing of Smithfield Packing from May 2000 until October 2001. Mr. Luter is the son of Joseph W. Luter, III.
Jerry H. Godwin (59)	President of Murphy- Brown	Mr. Godwin was elected President of Murphy-Brown in April 2001.
Joseph B. Sebring (58)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.
Richard V. Vesta (59)	President of Packerland Holdings and President of Moyer Packing	Mr. Vesta has served as President of Packerland Holdings since October 1993 and as President of Moyer Packing since October 2001.
George H. Richter (61)	President of Farmland Foods	Mr. Richter has served as President of Farmland Foods since October 2003. Prior to October 2003, he was President of Farmland Foods’ pork division.

(1)	On June 15, 2006, Mr. Luter announced that he plans to relinquish the title of Chief Executive Officer effective as of August 31, 2006. The Company expects that Mr. Luter will remain non-executive Chairman of the Board of Directors and continue focusing on acquisitions and long-term strategic development for the Company.
(2)	On June 15, 2006, effective as of September 1, 2006, the Company’s Board of Directors elected Mr. Pope as Chief Executive Officer and confirmed his continuing position as President of the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock of the Company trades on the New York Stock Exchange under the symbol “SFD”. The following table shows the high and low sales price of the Common Stock of the Company for each quarter of fiscal 2006 and 2005.

	Range of Sales Price
	High	Low
Fiscal year ended May 1, 2005
First quarter	$31.15	$25.90
Second quarter	28.24	23.27
Third quarter	30.81	24.10
Fourth quarter	34.64	29.29
Fiscal year ended April 30, 2006
First quarter	$31.12	$25.69
Second quarter	31.34	25.90
Third quarter	31.47	26.95
Fourth quarter	29.63	25.00

Holders

As of June 19, 2006, there were 1,196 record holders of the Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 30 to February 26, 2006	2,473		$26.84	n/a	2,873,430
February 27 to April 2, 2006	—		n/a	n/a	2,873,430
April 3 to April 30, 2006	—		n/a	n/a	2,873,430

Total	2,473	(1)	$26.84	n/a	2,873,430	(2)

(1)	The purchases were made in open market transactions and the shares are held in a rabbi trust under the Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (the Directors Plan) to mirror deferred stock grants and fee deferrals. The Directors Plan was approved by the Company’s shareholders on August 26, 2005 and authorizes 300,000 shares for distribution to non-employee directors under its terms.
(2)	As of April 30, 2006, the Company’s board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares the Company may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.

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

	Fiscal Year Ended
	April 30, 2006	May 1, 2005	May 2, 2004	April 27, 2003	April 28, 2002
	(in millions, except per share data)
Statement of Income Data:
Sales	$11,403.6	$11,248.4	$9,178.2	$7,075.3	$6,554.4
Cost of sales	10,316.8	10,038.1	8,244.5	6,471.4	5,681.0

Gross profit	1,086.8	1,210.3	933.7	603.9	873.4
Selling, general and administrative expenses	675.2	644.6	560.2	487.9	491.5
Interest expense	149.5	132.0	118.7	85.5	87.1
Equity in income of affiliates	(9.2)	(17.5)	0.9	9.6	(10.0)
Gain on sale of IBP, inc. common stock	—	—	—	—	(7.0)

Income from continuing operations before income taxes	271.3	451.2	253.9	20.9	311.8
Income taxes	91.0	152.3	86.6	6.1	118.8

Income from continuing operations	180.3	298.9	167.3	14.8	193.0
Income (loss) from discontinued operations, net of tax(1)	(7.6)	(2.7)	59.8	11.5	3.9

Net income	$172.7	$296.2	$227.1	$26.3	$196.9

Diluted Income Per Share:
Continuing operations	$1.61	$2.66	$1.50	$.14	$1.75
Discontinued operations, net of tax(1)	(.07)	(.02)	.53	.10	.03

Net income per diluted share	$1.54	$2.64	$2.03	$.24	$1.78

Weighted average diluted shares outstanding	112.0	112.3	111.7	109.8	110.4

Balance Sheet Data:
Working capital	$1,177.8	$1,445.6	$1,056.6	$935.6	$917.1
Total assets	6,176.5	5,773.6	4,828.6	4,244.4	3,907.1
Long-term debt and capital lease obligations	2,313.9	2,151.7	1,696.8	1,523.1	1,304.6
Shareholders’ equity	2,028.2	1,901.4	1,598.9	1,299.2	1,362.8

(1)	Fiscal 2004 income from discontinued operations and net income include a gain of $49.0 million, net of tax of $27.0 million, or $.44 per diluted share, from the sale of Schneider Corporation.

The other operational data set forth below are for the fiscal years indicated.

	Fiscal Year Ended
	April 30, 2006	May 1, 2005	May 2, 2004	April 27, 2003	April 28, 2002
	(in millions)
Other Operational Data:
Total hogs processed	28.5	28.6	24.7	20.1	19.3
Processed meats sales (pounds)	2,703.8	2,624.4	2,289.3	1,916.8	1,891.0
Fresh beef sales (pounds)	1,401.6	1,307.3	1,457.9	1,489.7	880.2
Total hogs sold	15.0	15.4	14.5	12.9	12.2

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This discussion of management’s views on the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements.

The Company conducts its business through six reporting segments, Pork, Beef, HP, International, Other and Corporate, each of which is comprised of a number of subsidiaries.

The Pork segment consists mainly of eight wholly- or majority-owned U.S. fresh pork and processed meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interests in cattle feeding operations. The International segment is comprised of international meat processing operations, mainly in France, Poland and Romania and the Company’s interests in international meat processing operations, mainly in Mexico and Spain. The HP segment consists mainly of hog production operations located in the U.S., Poland and Romania and the Company’s interests in hog production operations, mainly in Mexico and Brazil. The Other segment is mainly comprised of the Company’s turkey production operations, its interests in turkey processing operations, and the Company’s alternative fuels subsidiary. Each of the segments have certain joint ventures and other investments in addition to their main operations.

RESULTS OF CONTINUING OPERATIONS

Overview

General Factors Affecting the Results of Continuing Operations

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest April 30th. Fiscal 2006 and fiscal 2005 were 52 weeks. Fiscal 2004 was 53 weeks.

Live hog market prices averaged $46 per hundred weight for fiscal 2006 as compared to $54 per hundred weight for fiscal 2005. Partially offsetting this decrease was lower grain costs which resulted in raising costs of $39 per hundred weight for fiscal 2006 as compared to $42 per hundred weight for fiscal 2005.

Export markets for U.S. beef products remain closed following the discovery of a case of BSE in the State of Washington in December 2003 (fiscal 2004), as well as several other isolated cases, negatively affecting beef margins that were also impacted by higher cattle prices. As compared to fiscal 2004, beef volumes were down four percent and ten percent for fiscal years 2006 and 2005, respectively.

Acquisitions and Investments

The following acquisitions may affect the comparability of the results of operations for fiscal years 2006, 2005 and 2004:

In April 2006 (fiscal 2006), the Company completed the acquisition of substantially all of the assets of Cook’s for approximately $260.0 million plus an additional $41.0 million for working capital buildup. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items sold to supermarket chains and grocers throughout the U.S. and Canada. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $130.4 million.

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

In October 2004 (fiscal 2005), the Company acquired MFI for approximately $56.7 million.

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. (ContiGroup) completed the formation of Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef. The Company has contributed $104.3 million in cash and $43.6 million of net assets to the joint venture. Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup, currently headquartered in Loveland, Colorado, with a total of ten feedlots located in Colorado, Idaho, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms throughout the U.S. using a variety of marketing methods that were already in place at MFI and ContiBeef.

In July 2004 (fiscal 2005), the Company acquired Jean Caby and related companies for approximately $33.4 million plus the assumption of certain liabilities. Jean Caby, established in France in 1919, produces and markets cured and cooked processed meats including deli cooked hams, dry sausages, cocktail sausages, and hot dogs. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $10.6 million.

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

Discontinued Operations

In June 2006 (fiscal 2007), the Company reported that it had a signed a letter of intent, subject to a definitive agreement, to sell substantially all of the assets and business of Quik-to-Fix. As a result, Quik-to-Fix is being reported as a discontinued operation. The sale is expected to close during the first quarter of fiscal 2007.

In April 2004 (fiscal 2004), the Company completed the sale of all of the outstanding stock of Schneider Corporation (Schneider) to Maple Leaf Foods Inc.

Facility Closures

As part of its east coast restructuring plan, during fiscal 2006, the Company ceased fresh pork processing in one of The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield, Virginia facilities. Smithfield packing also closed its plant located in Salem, Virginia, and announced the planned closure of its Bedford, Virginia and Madison, Florida plants. During fiscal 2006, the Company recorded, in cost of sales, accelerated depreciation totaling $7.9 million and an impairment charge totaling $18.4 million related to Smithfield Packing’s east coast restructuring plan.

Despite the Company’s efforts to build a viable business in the Beef segment at the Showcase Foods, Inc.(Showcase Foods) facility, Showcase Foods continued to incur operating losses, and the Company ceased operations there in the second quarter of fiscal 2005. During fiscal 2005, Showcase Foods had incurred operating losses of $5.2 million and the Company had recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. The Company has not and does not currently expect to incur further charges related to the closing of the Showcase Foods facility.

Polish Facility Temporary Shutdown

During the first quarter of fiscal 2006, the Company’s Polish operations temporarily shut down a red meat plant in connection with media reports on food safety and related issues. The Company voluntarily shut down the plant for ten days and recalled some previously shipped product. The shutdown and returns resulted in approximately $5.0 million of operating losses during the first quarter of fiscal 2006. In addition, since the voluntary shutdown, the Company has experienced a sharp reduction in processed meats volumes from its Polish operations and has incurred increased marketing and promotion expenditures in the areas affected by the product recall in order to attempt to improve processed meats volumes.

Results of Continuing Operations for the Fiscal Year Ended April 30, 2006 Compared to the Fiscal Year Ended May 1, 2005

Total sales increased $155.2 million, or 1%, to $11,403.6 million for fiscal 2006 from $11,248.4 million for fiscal 2005. The following table presents sales by reportable segment for the fiscal years indicated (in millions):

	2006	2005	$ Change
Sales:
Pork	$7,300.6	$7,530.7	$(230.1)
Beef	2,599.0	2,280.6	318.4
International	1,127.4	1,022.3	105.1
HP	1,801.3	2,112.4	(311.1)
Other	149.2	141.7	7.5

Segment sales	12,977.5	13,087.7	(110.2)
Inter-segment sales	(1,573.9)	(1,839.3)	265.4

Total sales	$11,403.6	$11,248.4	$155.2

The Pork segment’s sales decreased $230.1 million, or 3%, to $7,300.6 million for fiscal 2006 from $7,530.7 million for fiscal 2005. Fresh pork and processed meats volumes in the Pork segment, including acquisitions, increased 2%. Excluding acquisitions, total fresh pork and processed meats volume increased 1% with fresh pork volume slightly lower and processed meats increasing 3%, including double digit growth in pre-cooked bacon, pre-cooked entrees and dry sausage. Average unit selling prices in the Pork segment decreased 5%, reflecting, in part, the effect of decreased raw material costs.

The Beef segment’s sales increased $318.4 million, or 14%, to $2,599.0 million for fiscal 2006 from $2,280.6 million for fiscal 2005. The increase was mainly due to the reduction of company-owned cattle which increased cattle feeding sales $267.6 million and a 6% increase in volumes.

The International segment’s sales increased $105.1 million, or 10%, to $1,127.4 million for fiscal 2006 from $1,022.3 million for fiscal 2005. The increase in sales in the Company’s International segment was mainly due to acquisitions as well as stronger underlying foreign currencies. Total fresh and processed meats volumes in the International segment, including acquisitions, increased 21% with fresh meat volumes increasing 62% and processed meats volumes decreasing 3%. Excluding acquisitions, total fresh and processed meats volumes increased 5% with fresh meat volumes increasing 40% and processed meats volumes decreasing 15%. The Company’s Polish operations suffered from weak demand for its white meat products in the European markets as a result of consumer concerns regarding avian influenza in general. Also adversely affecting the Polish operations were the temporary shutdown and product recall at the Company’s Constar plant. In France, higher raw material costs pressured margins. Average unit selling prices decreased 8% primarily due to the change in product mix.

The HP segment’s sales decreased $311.1 million, or 15%, to $1,801.3 million for fiscal 2006 from $2,112.4 million for fiscal 2005. The decrease was mainly due to a 14% decrease in live hog market prices coupled with a 1% percent decrease in head sold.

The Other segment’s sales increased $7.5 million, or 5%, to $149.2 million for fiscal 2006 from $141.7 million for fiscal 2005. Sales in the Company’s Other segment grew due to strong results in its turkey operations.

Gross profit decreased $123.5 million, or 10%, to $1,086.8 million in fiscal 2006 from $1,210.3 million in fiscal 2005. The decrease was mainly the result of substantially lower margins in the HP segment on a 14% decrease in live hog market prices and a $26.3 million charge related to Smithfield Packing’s east coast restructuring plan. These decreases were partially offset by lower raw material costs in the Pork segment.

Selling, general and administrative expenses increased $30.6 million, or 5%, to $675.2 million in fiscal 2006 from $644.6 million in fiscal 2005. The increase was mainly due to the full year impact of prior year acquisitions, incremental systems conversion costs in the Pork segment, higher international expenses on stronger underlying currencies and increased advertising partially offset by lower variable compensation costs.

Total operating profit decreased $162.4 million, or 28%, to $420.8 million for fiscal 2006 from $583.2 million for fiscal 2005. The following table represents operating profit by reportable segment for the fiscal years indicated (in millions):

	2006	2005	$ Change
Operating Profit:
Pork	$153.0	$166.8	$(13.8)
Beef	(2.8)	(8.9)	6.1
International	(15.6)	11.7	(27.3)
HP	330.0	480.9	(150.9)
Other	36.0	28.1	7.9
Corporate	(79.8)	(95.4)	15.6

Total operating profit	$420.8	$583.2	$(162.4)

The Pork segment’s operating profit decreased $13.8 million, or 8%, to $153.0 million for fiscal 2006 from $166.8 million for fiscal 2005. The decrease was primarily due to the Company recording a $26.3 million charge related to Smithfield Packing’s east coast restructuring plan. Partially offsetting this charge were lower raw material costs and improved product mix.

The Beef segment’s operating loss decreased $6.1 million, or 69%, to a $2.8 million loss for fiscal 2006 from an $8.9 million loss for fiscal 2005. The improvement is mainly due to $9.2 million of losses incurred by Showcase Foods in fiscal 2005 and a 6% increase in fiscal 2006 volumes partially offset by a $13.8 million charge during fiscal 2006 to write-down cattle inventory at Five Rivers to live cattle market prices.

The International segment’s operating profit decreased $27.3 million to a $15.6 million loss for fiscal 2006 from an $11.7 million profit for fiscal 2005. The decrease was mainly due to the effect of the temporary shutdown and product recall at the Company’s Constar plant in Poland which contributed to a 15% decrease in processed meats volumes. Also contributing to the decrease were competitive pricing pressures in France and higher raw material costs in Poland. Additionally, in Poland, the Company’s operations suffered from weak demand in white meat on consumer concerns about avian influenza in general.

The HP segment’s operating profits decreased $150.9 million, or 31%, to $330.0 million for fiscal 2006 from $480.9 million for fiscal 2005. The decrease was mainly due to a 14% decrease in market prices and a 1% decrease in head sold, partially offset by raising costs of $39 per hundredweight versus $42 in fiscal 2005 primarily due to lower grain costs during fiscal 2006.

The Other segment’s operating profit increased $7.9 million, or 28%, to $36.0 million for fiscal 2006 from $28.1 million for fiscal 2005. The increase is primarily due to continued strong results from the Company’s turkey operations which benefited from highly favorable pricing and lower feed costs partially offset by startup losses in the Company’s biodiesel renewable energy project.

Corporate expenses decreased $15.6 million, or 16%, to $79.8 million for fiscal 2006 from $95.4 million for fiscal 2005. The decrease was mainly due to lower variable compensation costs, primarily related to the decrease in overall Company profits and gains on the sale of certain property investments.

Interest expense increased $17.5 million, or 13%, to $149.5 million in fiscal 2006 from $132.0 million in fiscal 2005. The increase was mainly due to increased debt, incremental interest on long-term debt issued in fiscal 2005 and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate was 34% for both fiscal 2006 and fiscal 2005.

Results of Continuing Operations for the Fiscal Year Ended May 1, 2005 Compared to the Fiscal Year Ended May 2, 2004

Total sales increased $2,070.2 million, or 23%, to $11,248.4 million for fiscal 2005 from $9,178.2 million for fiscal 2004. The following table presents sales by reportable segment for the fiscal years indicated (in millions):

	2005	2004	$ Change
Sales:
Pork	$7,530.7	$5,767.6	$1,763.1
Beef	2,280.6	2,391.6	(111.0)
International	1,022.3	663.7	358.6
HP	2,112.4	1,441.3	671.1
Other	141.7	116.7	25.0

Segment sales	13,087.7	10,380.9	2,706.8
Inter-segment sales	(1,839.3)	(1,202.7)	(636.6)

Total sales	$11,248.4	$9,178.2	$2,070.2

The Pork segment’s sales increased $1,763.1 million, or 31%, to $7,530.7 million for fiscal 2005 from $5,767.6 million for fiscal 2004. The increase was due in part to the inclusion of a full year of Farmland Foods results, which increased revenues by $1,060.7 million in fiscal 2005. Fresh pork and processed meats volumes in the Pork segment, including acquisitions, increased 14%. Excluding acquisitions and adjusting for the extra week of sales in fiscal 2004, total fresh pork and processed meats volume increased 4% with fresh pork increasing 1% and processed meats, including pre-cooked bacon, pre-cooked entrees and dry sausage, increasing 3%. Average unit selling prices in the Pork segment increased 15%, reflecting higher raw material costs and a strong consumer demand for pork.

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

The International segment’s sales increased $358.6 million, or 54%, to $1,022.3 million for fiscal 2005 from $663.7 million for fiscal 2004. The increase in sales in the Company’s International segment was mainly due to acquisitions as well as stronger underlying foreign currencies. Total fresh and processed meats volumes in the International segment, including acquisitions, increased 21% with fresh meat volumes increasing 17% and processed meats volumes increasing 23%. Excluding acquisitions and adjusting for the extra week of sales in fiscal 2004, total fresh and processed meats volume decreased 3% with fresh meat volumes decreasing 7% and processed meats volumes increasing 2%. Average unit selling prices increased 33%, with approximately half of the increase reflective of currency rate changes.

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

Gross profit increased $276.6 million, or 30%, to $1,210.3 million in fiscal 2005 from $933.7 million in fiscal 2004. The increase was mainly the result of substantially higher margins in the HP segment on a 29% increase in live hog market prices and the inclusion of a full year of Farmland Foods in the Pork segment. These increases were partially offset by higher raw material costs in the Pork segment and continuing depressed market conditions in the Beef segment.

Selling, general and administrative expenses increased $84.4 million, or 15%, to $644.6 million in fiscal 2005 from $560.2 million in fiscal 2004. The increase was mainly due to the inclusion of $74.7 million of expenses of acquired businesses, higher international expenses on stronger underlying currencies and increased advertising and variable compensation costs partially offset by favorable foreign exchange gains.

Total operating profit increased $210.6 million, or 57%, to $583.2 million for fiscal 2005 from $372.6 million for fiscal 2004. The following table represents operating profit by reportable segment for the fiscal years indicated (in millions):

	2005	2004	$ Change
Operating Profit:
Pork	$166.8	$213.1	$(46.3)
Beef	(8.9)	82.6	(91.5)
International	11.7	11.3	0.4
HP	480.9	125.7	355.2
Other	28.1	11.2	16.9
Corporate	(95.4)	(71.3)	(24.1)

Total operating profit	$583.2	$372.6	$210.6

The Pork segment’s operating profit decreased $46.3 million, or 22%, to $166.8 million for fiscal 2005 from $213.1 million for fiscal 2004. Although hog processing levels increased 15% from fiscal 2004 levels and there was a 15% increase in the average unit selling price, these did not fully offset the 29% increase in raw material costs.

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

Interest expense increased $13.3 million, or 11%, to $132.0 million in fiscal 2005 from $118.7 million in fiscal 2004. The increase was mainly due to higher borrowings on the Company’s primary revolving credit facility and the incremental interest on long-term debt issued in August and November of fiscal 2005 to fund acquisitions and other investments.

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

Cash Flows from Operating Activities

Cash provided by operations increased to $502.6 million in fiscal 2006 from $94.6 million in fiscal 2005. Changes in operating assets and liabilities provided $146.5 million of cash in fiscal 2006 compared to a use of cash of $384.1 million in fiscal 2005. This increase is mainly due to the reduction of company-owned cattle inventory as a result of the formation of Five Rivers during fiscal 2006 and the effect of higher prices on meat inventories and accounts receivable in fiscal 2005. These changes in operating assets and liabilities were partially offset by lower earnings during fiscal 2006.

Cash Flows from Investing Activities

Cash used in investing activities was $797.3 million in fiscal 2006 compared to $504.3 million in fiscal 2005.

During fiscal 2006, the Company spent $312.4 million for business acquisitions including Cook’s ($260.0 million plus $41.0 million for excess working capital). During fiscal 2005, the Company spent $219.5 million for acquisitions, including Morliny and Comtim ($71.3 million), MFI ($56.7 million), Jean Caby ($33.4 million) and several smaller acquisitions, primarily in the Pork segment.

Capital expenditures in fiscal 2006 totaled $391.3 million, compared to $199.3 million in fiscal 2005. Capital expenditures are related mainly to processed meats expansion, plant improvement projects and additional hog production facilities. As of April 30, 2006, the Company had approved capital expenditure commitments of $453.5 million mainly for processed meats expansion and production efficiency projects. These commitments are expected to be funded over the next three fiscal years with cash flow from operations and borrowings under its revolving credit facility.

During fiscal 2006, the Company spent $114.9 million to invest in partnerships and other assets as compared to $85.5 million in fiscal 2005. Fiscal 2006 investments include the Company’s cash contribution to Five Rivers ($104.3 million) and the purchase of an additional 314,000 shares of Campofrío ($4.9 million). Fiscal 2005 investments included the purchases of 3,787,265 shares of Campofrío ($49.0 million) as well as smaller investments in Romania, Mexico and the U.S.

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. completed the formation of Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef. Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup Companies, Inc., currently headquartered in Loveland, Colorado, with a total of ten feedlots located in Colorado, Idaho, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms throughout the U.S. using a variety of marketing methods that were already in place at MFI and ContiBeef. In connection with the formation of Five Rivers, the Company has contributed its non-cattle assets of MFI and cash of $104.3 million. The Company’s cash investment was funded from the Company’s revolving credit facility.

In June 2006 (fiscal 2007), the Company announced that it has signed a purchase agreement to acquire SLFE for $575 million, plus the assumption of excess pension-related liabilities in an amount not to exceed $39 million. The Company intends to complete and finance the acquisition of SLFE on a stand-alone, non-recourse basis through a 50 percent-owned joint venture with Oaktree, an investment management firm. The acquisition is subject to customary regulatory and closing conditions and is expected to close by the end of September 2006 (fiscal 2007). The Company intends to contribute its French operations and cash of €50.0 million (approximately $63.1 million) to the joint venture with Oaktree.

Cash Flows from Financing Activities

Financing activities provided $297.6 million in cash in fiscal 2006 compared to $414.6 million in fiscal 2005.

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

The Company has aggregate credit facilities totaling $1,044.6 million. As of April 30, 2006, the Company had unused capacity under these credit facilities of $490.9 million. These facilities are generally at prevailing market rates. The Company pays commitment fees on the unused portion of the facilities.

During May and June 2005 (fiscal 2006), the Company repurchased 230,000 shares of its common stock at an average price of $28.30 per share. As of April 30, 2006, the Company had repurchased 17,126,570 shares of its common stock and had 2,873,430 shares remaining under a 20.0 million share repurchase program.

In August 2004 (fiscal 2005), the Company issued $400.0 million of seven-year, 7% senior unsecured notes and later followed that offering with a $200.0 million “add-on” which was issued at 106% of par to yield 5.9%. Proceeds from the sale of these notes were used to repay existing indebtedness, principally on the Company’s revolving credit facility, and to fund business acquisitions.

The Company has a shelf registration statement filed with the Securities and Exchange Commission to register sales of up to $750.0 million of its debt, stock and other securities from time to time. Net proceeds to the Company from the possible sale of these securities would be used for general corporate purposes, including an expansion of the Company’s processed meats business and strategic acquisitions.

The Company’s various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, fixed charges, leverage, interest coverage and capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to shareholders. As of April 30, 2006, the Company was in compliance with all debt covenants and expects to be in compliance during fiscal 2007.

Contractual Obligations and Commercial Commitments. The following table provides information about the Company’s contractual obligations and commercial commitments as of April 30, 2006:

	Payments Due By Period
	Total	< 1 Year	2-3 Years	4-5 Years	>5 Years
	(in millions)
Long-term debt	$2,522.9	$212.8	$354.7	$876.6	$1,078.8
Interest	735.9	162.2	289.5	197.3	86.9
Capital lease obligations, including interest	7.8	3.1	3.5	0.6	0.6
Operating leases	262.9	50.6	84.0	40.3	88.0
Capital expenditure commitments	453.5	200.0	150.0	103.5	—
Purchase obligations:
Hog procurement(1)	942.8	478.0	449.5	15.3	—
Cattle procurement(2)	221.6	221.6	—	—
Contract hog growers(3)	1,009.0	278.9	364.2	167.3	198.6
Other(4)	240.9	189.4	8.8	5.8	36.9

Total	$6,397.3	$1,796.6	$1,704.2	$1,406.7	$1,489.8

(1)

Through the Pork and International segments, the Company has purchase agreements with certain hog producers. Some of these arrangements obligate the Company to purchase all of the hogs produced by these producers. Other arrangements obligate the Company to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that the Company will be obligated to purchase and the uncertainty of market prices at the time of hog purchases, the Company has estimated its obligations under these arrangements. The Company based its estimates on its past history for hog quantities. For fiscal 2007 (<1 Year), the average purchase price estimated is based on available futures contract values and internal projections adjusted for historical quality premiums. For prices beyond fiscal 2007, the Company estimated the market price of hogs based on the ten-year average of $0.41 per pound.
(2)	Through the Beef segment, the Company has purchase agreements with certain cattle producers. Some of these arrangements are fixed price contracts and others obligate the Company to purchase a fixed amount of cattle at the market price at the time of delivery. For the fixed price contracts, the actual amounts are shown in the table. Due to the uncertainty of future market prices for cattle, the Company based its fixed quantity obligations on available futures contract values.
(3)	Through the HP segment, the Company uses independent farmers and their facilities to raise hogs produced from the Company’s breeding stock. Under multi-year contracts, the farmers provide the initial facility investment, labor and front line management in exchange for a performance-based service fee payable upon delivery. The Company is obligated to pay this service fee for all hogs delivered. The Company has estimated its obligation based on expected hogs delivered from these farmers.
(4)	Includes $111.2 million for forward grain contracts which, if valued at April 30, 2006 market prices, would be $107.7 million and a commitment of €50.0 million (approximately $63.1 million) related to the potential SLFE transaction.

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

As of April 30, 2006, the Company has guarantees for the financial obligations of certain unconsolidated joint ventures. The financial obligations are: $92.0 million of debt borrowed by one of the Company’s Mexican joint ventures, Agroindustrial del Noroeste (Norson); up to $3.5 million of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas Carroll de Mexico; and $2.5 million with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the New Credit Agreement.

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

The Company has entered into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and periodically enters into foreign exchange forward contracts to hedge certain of its foreign currency exposure. Foreign currency and interest rate derivatives are recorded as either cash flow hedges or fair value hedges, as appropriate, and were not material to the results of operations in fiscal 2006 or 2005.

Commodity—Cash Flow Hedges

The Company utilizes derivatives (primarily futures contracts) to manage its exposure to the variability in expected future cash flows attributable to commodity price risk associated with forecasted purchases and sales of corn, hogs, live cattle, frozen pork bellies, soybean meal, soybeans and wheat. When all hedge accounting criteria have been met, these derivatives are designated as cash flow hedges.

Ineffectiveness related to the Company’s cash flow hedges was not material in fiscal 2006 or 2005, and there were no derivative gains or losses excluded from the assessment of hedge effectiveness.

Commodity and Interest Rate—Fair Value Hedges

The Company’s commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designated as fair value hedges. These derivatives are designated as hedges of firm commitments to buy grains and livestock and hedges of live hog inventory. Ineffectiveness related to the Company’s fair value hedges was not material in fiscal 2006 or 2005, and there were no derivative gains or losses excluded from the assessment of hedge effectiveness during these time periods.

The following table provides the fair value gain or (loss) of the Company’s open derivative financial instruments as of April 30, 2006 and May 1, 2005.

	2006	2005
	(in millions)
Livestock	$2.7	$(1.6)
Grains	2.7	(3.2)
Interest rates	(7.5)	(5.2)
Foreign currency	(3.3)	(2.0)

The variation in the Company’s fair value of open derivative financial instruments from period to period is primarily based on the Company’s analysis of current and future market conditions, which results in varying hedge portfolios to reduce the perceived risk to acceptable levels, and the exercise price on the open contracts as compared to the market price. As of April 30, 2006, the Company had 123 commodity futures contracts that exceeded twelve months.

In addition, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” as of April 30, 2006, the Company had $111.2 million of forward grain contracts which, if valued at April 30, 2006 market prices, would be $107.7 million. These forward grain contracts are accounted for as normal purchases as defined by Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). As a result they are not marked-to-market.

The following table presents the sensitivity of the fair value of the Company’s open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of April 30, 2006 and May 1, 2005.

	2006	2005
	(in millions)
Livestock	$32.5	$14.5
Grains	18.4	24.1
Interest rates	0.5	0.5
Foreign currency	0.5	0.2

For the fiscal year ended April 30, 2006, the Company reported gains on its closed derivative instruments of $50.5 million. For the fiscal year ended May 1, 2005, the Company reported losses on its closed derivative instruments of $80.0 million. For the fiscal years ended April 30, 2006 and May 1, 2005, the Company hedged approximately 51% and 42% of its grain purchases and 11% and 6% of its livestock produced, respectively.

In addition, the Company has certain interest rate derivatives that swap fixed-rate debt to floating rate debt, which are classified as fair value hedges outstanding at April 30, 2006.

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

Hedge Accounting

The Company uses derivative financial instruments to manage exposures to fluctuations in commodity prices and accounts for the use of such instruments in accordance with SFAS 133. SFAS 133 requires both a historical and prospective assessment of the effectiveness of the instrument. In certain circumstances, volatile activity in the commodity markets could cause this assessment to temporarily reflect the instrument as an ineffective hedge and require the Company to discontinue hedge accounting on the instrument.

In addition, the Company routinely hedges forecasted transactions. In the unusual circumstance that these transactions fail to occur or are deemed probable of not occurring, hedge accounting would be discontinued on the instruments hedging those forecasted transactions. In both situations, the discontinuance of hedge accounting would require changes in the fair value of the derivative instrument to be recognized in current period earnings. Management believes that the assumptions and methodologies used in the accounting for derivative financial instruments are the most appropriate and reasonable for the Company’s hedging program.

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

Due to higher market rates for high-quality fixed income investments, the Company increased the discount rate used to measure its pension obligations to 6.25% as of April 30, 2006 from 5.75% as of May 1, 2005. This increase lowered the present value of benefit obligations which decreased the minimum pension liability by $2.5 million in fiscal 2006 to $84.9 million. This minimum pension liability will not require immediate funding and could potentially be reduced further or eliminated based on discount rate increases and improved plan asset returns. The expected return on plan assets as of April 30, 2006 remained at 8.25%. The Company’s pension plan funding was $34.4 million, $34.9 million and $14.9 million for fiscal 2006, 2005 and 2004, respectively, and is expected to be at least $34.4 million in fiscal 2007. Beyond fiscal 2007, pension funding is expected to decrease moderately. However, a significant devaluation of plan assets would cause a significant increase in funding while more favorable returns would reduce funding requirements. Future legislative actions could also impact future funding. The Company expects pension expense for fiscal 2007 to be approximately $27.1 million.

Sensitivity Analysis

The effect of the indicated changes in the selected assumptions is shown below for April 30, 2006, assuming no changes in benefit levels and no amortization of gains or losses for the Company’s major plans in fiscal 2007 (in millions):

Assumption	Percentage Point Change	Increase in Funded Status	Increase in Equity	Change In Fiscal 2007 Expense
Discount rate	0.50%	$66.4	$61.6	$(2.0)
Expected return on assets	(0.50)%	—	—	$3.9

The Company recorded net expense in the consolidated statements of income related to its pension plans of $24.3 million and $28.3 million, net of $62.2 million and $58.9 million of expected pension returns, for fiscal 2006 and 2005, respectively.

See Note 9 in “Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements” for additional information pertaining to pension accounting.

Goodwill and Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2002. Goodwill and other indefinite-lived assets are tested annually for impairment. For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists. The Company calculates the fair value of each reporting unit using a similar methodology it uses to calculate purchase prices of acquired companies. In fiscal 2006, the Company allocated goodwill to applicable reporting units, estimated fair value and performed the impairment test. To test impairment of intangible assets that are not subject to amortization, the fair value of the intangible asset is compared to the book value. As a result of these procedures, management believes there is no material exposure to a loss from impairment of goodwill and other intangible assets. However, actual results could differ from the Company’s cash flow estimates, which would affect the assessment of impairment and, therefore, could have a material adverse impact on the financial statements.

OUTLOOK

As a result of an oversupply of proteins in the U.S. marketplace, and continued restrictions on U.S. beef exports, the Company’s fresh pork and fresh beef results were depressed from normal seasonally adjusted levels during the Company’s fourth quarter. These trends are improving in the first quarter of fiscal 2007 as the excess proteins are reduced. In addition, Beef segment results have improved on seasonal demand. Based on improving conditions in the hog production industry, the Company’s HP segment should improve over sharply lower profitability near the end of fiscal 2006.

FORWARD-LOOKING INFORMATION

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The Company’s forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, the timing and extent to which beef export markets are reopened, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the investment performance of the Company’s pension plan assets and the availability of legislative funding relief (See “Critical Accounting Policies,” herein), the cost of compliance with environmental and health standards, adverse results from ongoing litigation, actions of domestic and foreign governments, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that the Company makes speaks only as of the date of such statement, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of April 30, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that the Company’s disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting: The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment using those criteria, management concluded that, as of April 30, 2006, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of the Company’s internal control over financial reporting. Their report on the audit of internal control over financial reporting appears on page F-2 of this Annual Report on Form 10-K and their report on the audit of the consolidated financial statements appears on page F-3 of this Annual Report on Form 10-K.

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

(b) All other information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 30, 2006 under the headings entitled “Nominees for Election to Three-Year Terms”, “Directors whose Terms do not Expire this Year”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”.

Item 11. Executive Compensation

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 30, 2006 under the headings entitled “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Unexercised Option Values”, “Pension Plan Table”, “Compensation Committee Interlocks and Insider Participation”, “Corporate Governance—Director Compensation”, “Compensation Committee Report on Executive Compensation” and “Performance Graph”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 30, 2006 under the headings entitled “Principal Shareholders”, “Common Stock Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information”.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 30, 2006 under the headings entitled “Other Transactions” and “Compensation Committee Interlocks and Insider Participation”.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 30, 2006 under the heading entitled “Ratification of Selection of Independent Auditors”.

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

Exhibit 2.3	—

Agreement, dated June 26, 2006, among the Company, Sara Lee Corporation and Tarvalón S.L. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2006).

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

Exhibit 4.6(k)	—

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

Exhibit 4.11(a)	—

Revolving Credit Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors from time to time party thereto, Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,”

New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc., as syndication agent, joint lead arranger and joint bookrunner and JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, relating to a $1,000,000,000 secured revolving credit facility (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2005).

Exhibit 4.11(b)	—

Security Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors identified therein, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the Company’s revolving credit agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2005).

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

Exhibit 10.3(d)**	—

Form of Nonstatutory Stock Option Agreement for the Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3(d) to the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2005).

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

Exhibit 10.5**	—	Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005).
Exhibit 10.6**	—	Compensation for Named Executive Officers for fiscal 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2006).

Exhibit 10.7**	—	Compensation for Non-Employee Directors as of August 26, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005).

Exhibit 10.8	—

Contribution Agreement, dated June 29, 2006, among Tarvalón S.L., SFDS Global Holdings BV, OCM Luxembourg EPOF SARL and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2006).

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

Date:    June 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH W. LUTER, III Joseph W. Luter, III	Chairman of the Board and Chief Executive Officer, and Director (Principal Executive Officer)	June 30, 2006

/S/ DANIEL G. STEVENS Daniel G. Stevens	Vice President and Chief Financial Officer (Principal Financial Officer)	June 30, 2006

/S/ JEFFREY A. DEEL Jeffrey A. Deel	Corporate Controller (Principal Accounting Officer)	June 30, 2006

/S/ ROBERT L. BURRUS, JR. Robert L. Burrus, Jr.	Director	June 30, 2006

/S/ CAROL T. CRAWFORD Carol T. Crawford	Director	June 30, 2006

/S/ RAY A. GOLDBERG Ray A. Goldberg	Director	June 30, 2006

/S/ WENDELL H. MURPHY Wendell H. Murphy	Director	June 30, 2006

/S/ FRANK S. ROYAL, M.D. Frank S. Royal, M.D.	Director	June 30, 2006

/S/ JOHN T. SCHWIETERS John T. Schwieters	Director	June 30, 2006

/S/ MELVIN O. WRIGHT Melvin O. Wright	Director	June 30, 2006

SMITHFIELD FOODS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of Smithfield Foods, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A, that Smithfield Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smithfield Foods, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Smithfield Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Smithfield Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of April 30, 2006 and May 1, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2006 and our report dated June 27, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Richmond, Virginia

June 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Smithfield Foods, Inc.:

We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of April 30, 2006 and May 1, 2005, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the three years in the period ended April 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithfield Foods, Inc. and subsidiaries at April 30, 2006 and May 1, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smithfield Foods, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 27, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Richmond, Virginia

June 27, 2006

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years
	2006	2005	2004
	(in millions, except per share data)
Sales	$11,403.6	$11,248.4	$9,178.2
Cost of sales	10,316.8	10,038.1	8,244.5

Gross profit	1,086.8	1,210.3	933.7
Selling, general and administrative expenses	675.2	644.6	560.2
Interest expense	149.5	132.0	118.7
Equity in income of affiliates	(9.2)	(17.5)	0.9

Income from continuing operations before income taxes	271.3	451.2	253.9
Income taxes	91.0	152.3	86.6

Income from continuing operations	180.3	298.9	167.3
Income (loss) from discontinued operations, net of tax of $(4.1), $(1.5) and $6.5	(7.6)	(2.7)	10.8
Gain on sale of Schneider Corporation, net of tax of $27.0	—	—	49.0

Net income	$172.7	$296.2	$227.1

Income per common share:
Basic—
Continuing operations	$1.62	$2.69	$1.52
Discontinued operations	(.07)	(.03)	.54

Net income per basic common share	$1.55	$2.66	$2.06

Diluted—
Continuing operations	$1.61	$2.66	$1.50
Discontinued operations	(.07)	(.02)	.53

Net income per diluted common share	$1.54	$2.64	$2.03

Weighted average shares—
Weighted average basic shares	111.1	111.2	110.3
Effect of dilutive stock options	0.9	1.1	1.4

Weighted average diluted shares	112.0	112.3	111.7

See Notes To Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	April 30, 2006	May 1, 2005
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$89.4	$84.8
Accounts receivable, less allowances of $9.8 and $13.5	650.8	661.6
Inventories	1,585.2	1,704.6
Prepaid expenses and other current assets	63.4	66.0
Assets of discontinued operations held for sale	30.8	30.3

Total current assets	2,419.6	2,547.3

Property, plant and equipment, net	2,066.0	1,920.4
Goodwill	720.9	604.3
Investments	487.6	317.1
Other	453.1	362.1
Assets of discontinued operations held for sale	29.3	22.4

Total assets	$6,176.5	$5,773.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$43.1	$43.7
Current portion of long-term debt and capital lease obligations	215.7	93.7
Accounts payable	539.9	499.6
Accrued expenses and other current liabilities	409.2	440.2
Liabilities of discontinued operations held for sale	33.9	24.5

Total current liabilities	1,241.8	1,101.7

Long-term debt and capital lease obligations	2,313.9	2,151.7
Deferred income taxes	228.5	268.5
Pension and postretirement benefits	225.4	214.0
Other	63.4	64.4
Liabilities of discontinued operations held for sale	57.0	49.0

Total liabilities	4,130.0	3,849.3

Minority interests	18.3	22.9

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 111,167,542 and 111,249,597 issued and outstanding	55.6	55.6
Additional paid-in capital	494.1	496.1
Stock held in trust	(51.8)	(8.9)
Retained earnings	1,558.0	1,385.3
Accumulated other comprehensive loss	(27.7)	(26.7)

Total shareholders’ equity	2,028.2	1,901.4

Total liabilities and shareholders’ equity	$6,176.5	$5,773.6

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
	2006	2005	2004
	(in millions)
Cash flows from operating activities:
Net income	$172.7	$296.2	$227.1
Adjustments to reconcile net cash flows from operating activities:
(Income) loss from discontinued operations	7.6	2.7	(10.8)
Gain on sale of Schneider Corporation	—	—	(49.0)
Depreciation and amortization	207.9	196.5	172.7
Deferred income taxes	(41.3)	0.8	16.6
Impairment of fixed assets	18.4	—	—
(Income) loss from equity investments	(9.2)	(17.5)	0.9
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations:
Accounts receivable	47.2	(70.9)	(47.3)
Inventories	156.9	(328.7)	(32.8)
Prepaid expenses and other current assets	0.4	61.6	(57.1)
Other assets	(32.3)	(21.5)	41.5
Accounts payable, accrued expenses and other liabilities	(25.7)	(24.6)	57.9

Net cash flows from operating activities	502.6	94.6	319.7

Cash flows from investing activities:
Capital expenditures, net of proceeds	(391.3)	(199.3)	(133.5)
Business acquisitions, net of cash acquired	(312.4)	(219.5)	(512.2)
Investments in partnerships and other assets	(114.9)	(85.5)	(87.9)
Proceeds from disposition of Schneider Corporation	—	—	279.4
Other	21.3	—	—

Net cash flows from investing activities	(797.3)	(504.3)	(454.2)

Cash flows from financing activities:
Net (repayments) borrowings on notes payable	(3.9)	(0.1)	7.8
Proceeds from issuance of long-term debt	244.5	656.5	387.0
Net borrowings (repayments) on long-term credit facility	215.9	(184.0)	(178.4)
Principal payments on long-term debt and capital lease obligations	(151.8)	(62.7)	(81.3)
Repurchase and retirement of common stock	(6.8)	(3.0)	—
Effect of common stock options	4.8	4.6	19.8
Debt premium and issuance costs	(5.1)	3.3	(10.7)

Net cash flows from financing activities	297.6	414.6	144.2

Cash flows from discontinued operations:
Net cash flows from operating activities	(7.6)	(7.8)	26.8
Net cash flows from investing activities	(9.4)	(2.3)	(38.3)
Net cash flows from financing activities	19.4	12.2	11.9
Effect of currency exchange rates on cash	—	—	(0.4)

Net cash flows from discontinued operations	2.4	2.1	0.0

Effect of currency exchange rates on cash	(0.7)	3.5	(0.2)
Net change in cash and cash equivalents	4.6	10.5	9.5
Cash and cash equivalents at beginning of year	84.8	74.3	64.8

Cash and cash equivalents at end of year	$89.4	$84.8	$74.3

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$150.6	$120.5	$125.6

Income taxes paid	$119.1	$162.2	$56.5

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Fiscal Years
	2006	2005	2004
	(in millions)
Common stock—Shares:
Balance, beginning of year	111.2	111.0	109.5
Common stock issued	—	—	—
Exercise of stock options	0.2	0.3	1.5
Repurchase and retirement of common stock	(0.2)	(0.1)	—

Balance, end of year	111.2	111.2	111.0

Common stock—Par value:
Balance, beginning of year	$55.6	$55.5	$54.7
Common stock issued	—	—	—
Exercise of stock options	0.1	0.1	0.8
Repurchase and retirement of common stock	(0.1)	—	—

Balance, end of year	55.6	55.6	55.5

Additional paid-in capital:
Balance, beginning of year	496.1	494.5	475.5
Common stock issued	—	—	—
Exercise of stock options	4.1	4.2	18.8
Stock option expense	0.6	0.4	0.2
Repurchase and retirement of common stock	(6.7)	(3.0)	—

Balance, end of year	494.1	496.1	494.5

Stock held in trust:
Balance, beginning of year	(8.9)	—	—
Purchase of stock for trust	(42.9)	(8.9)	—

Balance, end of year	(51.8)	(8.9)	—

Retained earnings:
Balance, beginning of year	1,385.3	1,089.1	862.0
Net income (a)	172.7	296.2	227.1

Balance, end of year	1,558.0	1,385.3	1,089.1

Accumulated other comprehensive loss:
Balance, beginning of year (b)	(26.7)	(40.2)	(93.0)
Unrealized gain (loss) on securities, net of tax of $0.1 and $(2.4)	—	0.3	(3.6)
Change in minimum pension liability, net of tax of $0.9, $(8.0) and $43.1	1.7	(12.0)	65.3
Hedge accounting, net of tax of $1.3, $2.9 and $1.1	2.1	4.5	5.3
Foreign currency translation	—	27.9	(10.6)
Reclassification adjustments:
Hedge accounting	(4.5)	(5.3)	(3.6)
Securities	(0.3)	(1.9)	—

Balance, end of year (c)	(27.7)	(26.7)	(40.2)

Total shareholders’ equity	$2,028.2	$1,901.4	$1,598.9

Total comprehensive income (a–b+c)	$171.7	$309.7	$279.9

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

The Pork segment consists mainly of eight wholly- or majority-owned United States (U.S.) fresh pork and processed meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interests in cattle feeding operations. The International segment is comprised of international meat processing operations, mainly in France, Poland and Romania and the Company’s interests in international meat processing operations, mainly in Mexico and Spain. The HP segment consists mainly of hog production operations located in the U.S., Poland and Romania and the Company’s interests in hog production operations, mainly in Mexico and Brazil. The Other segment is mainly comprised of the Company’s turkey production operations, its interests in turkey processing operations and the Company’s alternative fuels subsidiary. Each of the segments has certain joint ventures and other investments in addition to their main operations.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities for which the consolidation rules of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R) apply. Subsidiaries that are less than 100% owned but greater than 50% owned, as well as entities for which the Company is the primary beneficiary, are consolidated with a minority interest. Entities that are 50% owned or less, and as to which the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting. Investments as to which the Company’s ability to exercise influence is limited are accounted for under the cost method of accounting. All intercompany transactions and accounts have been eliminated. The results of operations of the Company include the Company’s proportionate share of results of operations of entities acquired from the date of each acquisition for purchase business combinations. Consolidating the results of operations and financial position of entities for which the Company is the primary beneficiary does not have a material effect on sales, net income, or net income or diluted share or on the Company’s financial position for the fiscal periods presented.

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

The accompanying consolidated financial statements include the accounts of the Company’s operations in Poland and Romania. Due to these entities having different fiscal period ending dates, the Company consolidates the results of these operations on a one-month lag. The Company does not believe that the impact of these subsidiaries reporting on a one-month lag is material to the consolidated financial statements.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management uses estimates and assumptions in the preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest April 30th. Fiscal 2006 and fiscal 2005 were 52 weeks. Fiscal 2004 was 53 weeks.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. As of April 30, 2006 and May 1, 2005, cash and cash equivalents included $11.6 million and $13.4 million, respectively, in short-term marketable securities. The carrying value of cash equivalents approximates market value.

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

Inventories

Inventories are valued at the lower of first-in, first-out cost or market adjusted for the fair value of commodity derivatives designated in a fair value hedge relationship. Cost includes raw materials, labor and manufacturing and production overhead.

Inventories consist of the following:

	April 30, 2006	May 1, 2005
	(in millions)
Fresh and processed meats	$644.4	$627.1
Live hogs	486.2	482.1
Live cattle	294.8	373.2
Manufacturing supplies	58.6	58.3
Other	125.2	160.4
Fair value derivative instrument adjustment	(24.0)	3.5

Total inventories	$1,585.2	$1,704.6

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are classified as property, plant and equipment and amortized over the lease terms. Lease amortization is included in depreciation expense. Depreciation expense is included in the consolidated statement of income as either cost of sales or selling, general and administrative expenses. Depreciation expense totaled $200.8 million, $187.2 million and $165.2 million in fiscal 2006, 2005 and 2004, respectively. Repairs and maintenance charges are expensed as incurred. Repair and maintenance expenses totaled $293.4 million, $272.6 million and $235.3 million in fiscal 2006, 2005 and 2004, respectively. Improvements that materially extend the life of the asset are capitalized. Gains and losses from dispositions or retirements of property, plant and equipment are recognized currently.

Interest on capital projects is capitalized during the construction period. Total interest capitalized was $5.8 million, $3.3 million and $1.9 million in fiscal 2006, 2005 and 2004, respectively.

Property, plant and equipment, net, consist of the following:

	Useful Life	April 30, 2006	May 1, 2005
		(in millions)
Land		$206.6	$186.6
Buildings and improvements	20-40 years	1,292.2	1,234.1
Machinery and equipment	5-20 years	1,496.6	1,382.4
Breeding stock	2 years	119.3	114.8

		3,114.7	2,917.9
Accumulated depreciation		(1,259.6)	(1,108.3)

		1,855.1	1,809.6
Construction in progress		210.9	110.8

Property, plant and equipment, net		$2,066.0	$1,920.4

Goodwill and Other Intangible Assets

Goodwill and other indefinite-life intangible assets are tested annually for impairment. Separable intangible assets with finite lives are amortized over their useful lives. The Company allocates goodwill to its reporting units and performs an annual assessment for potential impairment. Management believes there is no significant exposure to a loss from impairment of acquired goodwill and other intangible assets as of April 30, 2006.

Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized over the terms of the related loan agreements using the straight- line method, which approximates the effective interest method.

Investments

Entities that are 50% owned or less, and as to which the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting. Due to the timing of receipt of financial statements, certain of the Company’s investments report their income or loss to the Company on a one-month lag. The Company does not believe that the impact of entities reporting on a one-month lag is material to the consolidated financial statements.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments consist of the following:

	April 30, 2006	May 1, 2005
	(in millions)
Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	$157.3	$—
Campofrío Alimentación S. A. (Campofrío)	143.4	138.6
Agroindustrial del Noroeste (Norson)	47.1	44.1
Carolina Turkeys	45.3	46.8
Granjas Carroll de Mexico (Granjas)	31.4	26.3
Other	63.1	61.3

Total investments	$487.6	$317.1

Five Rivers

In October 2004 (fiscal 2005), the Company acquired MF Cattle Feeding, Inc. (MFI) for approximately $56.7 million.

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. (ContiGroup) completed the formation of Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC (ContiBeef). The Company’s contribution to date has consisted of $104.3 million in cash and $43.6 million of net assets. Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup, currently headquartered in Boulder, Colorado, with a total of ten feedlots located in Colorado, Idaho, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms using a variety of marketing methods that were already in place at MFI and ContiBeef.

Campofrío

In February 2004 (fiscal 2004), the Company purchased 8,008,294 shares (approximately 15%) of Campofrío for approximately $87.9 million. In August 2004 (fiscal 2005) in two separate transactions, the Company purchased a total of 3,787,265 additional shares of Campofrío for approximately $49.0 million. In December 2005 and January 2006 (fiscal 2006), in several separate transactions, the Company purchased an additional 314,000 shares of Campofrío for approximately $4.9 million.

Campofrío, primarily a processor of pork and further processed pork products, is based in Spain, with operations in Portugal, Russia, Romania and France, and exports to over 40 countries.

In accordance with the Accounting Principals Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), subsequent to the fiscal 2005 transactions, the Company determined that it had the ability to exercise significant influence over the operations of Campofrío and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in the first quarter of fiscal 2005. As required by APB 18, the Company evaluated whether the investment and results of operations for the prior periods presented were material so as to warrant retroactive adjustment. The Company determined that the change was immaterial to the consolidated results of operations and has not restated its fiscal 2004 consolidated statement of income to reflect the application of the equity method.

As of April 30, 2006, the Company held 12,109,559 shares of Campofrío with a market value of $220.8 million. The stock, traded on the Madrid Stock Exchange, closed at $18.23 on the last day of trading before the Company’s fiscal year end.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments and Hedging Activities

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133), all commodity derivatives are reflected at their fair value and are recorded in current assets and current liabilities in the consolidated balance sheets as of April 30, 2006 and May 1, 2005. Commodity derivative instruments consist primarily of exchange-traded futures contracts; however, the Company enters into exchange traded option contracts, as well. In addition to commodity derivatives, the Company also enters into treasury derivatives. Treasury derivatives, which consist of interest rate and foreign exchange instruments, are also recorded at fair value with the resultant asset or liability recorded as a current asset or liability with the offset adjusting the carrying value of the underlying treasury instrument, other comprehensive income (loss) or net income, as appropriate.

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

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are expensed as incurred, except for certain production costs, which are expensed upon the first airing of the advertisement. Advertising costs for fiscal years 2006, 2005 and 2004 were $109.4 million, $108.2 million and $88.3 million, respectively.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2006 presentations.

Note 3: Acquisitions, Dispositions and Facility Closures

Acquisitions

The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the dates of acquisition.

In April 2006 (fiscal 2006), the Company completed the acquisition of substantially all of the assets of Cook’s Hams, Inc. (Cook’s) in the Pork segment for approximately $260.0 million plus an additional $41.0 million for working capital build up. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items sold to supermarket chains and grocers throughout the U.S. and Canada. The Company recorded the fair value of trademarks totaling $75.0 million. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $130.4 million.

Had the acquisition of Cook’s occurred at the beginning of fiscal 2005, there would not have been a material effect on sales, net income or net income per diluted share for fiscal 2006 or fiscal 2005.

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

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2004 (fiscal 2005), the Company acquired MFI for approximately $56.7 million. The principal assets of MFI are three cattle feedlots in Colorado and one in Idaho. The one-time feeding capacity of the feedlots, which will be operated by the Beef segment, is 357,000 head. The acquired assets do not include any of the cattle located on the feedlots. MFI was subsequently contributed to Five Rivers during fiscal 2006.

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

Had the acquisition of Farmland Foods occurred at the beginning of fiscal 2004, sales, net income and net income per diluted share would have been $9,945.6 million, $245.8 million and $2.20, respectively, for fiscal 2004 (unaudited).

In March 2004 (fiscal 2004), the Company acquired a 70% stake in Agrotorvis SRL (Agrotorvis), for approximately €19 million ($23.8 million). Agrotorvis has hog production and pork processing assets in Romania.

In September 2003 (fiscal 2004), the Company acquired 90% of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) in the Pork segment for approximately $54.8 million plus assumed debt. Cumberland Gap is a processor of premium-branded smoked hams, sausages and other specialty pork products. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $30.9 million.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2003 (fiscal 2004), the Company acquired Alliance Farms Cooperative Association (Alliance) for approximately $23.1 million. Alliance is a farrow to nursery operation producing weaned pigs that are finished at other company-owned facilities, thereby providing approximately 500,000 market hogs annually.

Had the acquisitions of Cumberland Gap, Agrotorvis and Alliance occurred at the beginning of fiscal 2004, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for fiscal 2004.

Discontinued Operations, Disposition and Facility Closures

In June 2006, (fiscal 2007) the Company reported that it had signed a letter of intent, subject to a definitive agreement, to sell substantially all of the assets and business of Gorges/Quik-to-Fix Foods, Inc. (Quik-to-Fix). As a result, Quik-to-Fix is being reported as a discontinued operation. The sale is expected to close during the first quarter of fiscal 2007. Sales of Quik-to-Fix were $103.2 million, $110.4 million and $95.9 million, respectively for fiscal 2006, fiscal 2005 and fiscal 2004. Losses before income tax were $11.7 million, $4.2 million and $7.4 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

In April 2004 (fiscal 2004), the Company completed the sale of all of the outstanding stock of Schneider Corporation (Schneider) to Maple Leaf Foods Inc. for approximately $279.4 million, including the assumption of Schneider’s outstanding debt. Schneider’s results of operations and the gain on disposal and cash flows have been reflected in the consolidated financial statements and notes as discontinued operations. Sales and income before income taxes of Schneider were $840.3 million and $24.4 million, respectively, for fiscal 2004.

Facility closures. As part of its east coast restructuring plan, during fiscal 2006, the Company ceased fresh pork processing in one of The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield, Virginia facilities, closed its plant located in Salem, Virginia, and announced the planned closure of its Bedford, Virginia and Madison, Florida plants. During fiscal 2006, the Company recorded, in cost of sales, accelerated depreciation totaling $7.9 million and an impairment charge totaling $18.4 million related to Smithfield Packing’s east coast restructuring plan.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4: Debt

Long-term debt consists of the following:

	April 30, 2006	May 1, 2005
	(in millions)
7.00% senior unsecured notes, due August 2011	$600.0	$600.0
Long-term credit facility, expiring August 2010	415.9	200.0
7.75% senior unsecured notes, due May 2013	350.0	350.0
8.00% senior unsecured notes, due October 2009	300.0	300.0
7.625% senior subordinated notes, due February 2008	182.1	182.1
8.52% senior notes, due August 2006	100.0	100.0
8.44% note, payable through October 2009	45.0	50.0
Variable rate notes (6.28% at April 30, 2006), payable through October 2009	40.0	47.5
7.89% senior notes, payable through October 2009	35.0	45.0
Variable rate notes (7.18% at April 30, 2006), payable through July 2011	20.5	22.5
8.63% notes, payable through July 2011	17.5	19.2
8.25% notes, payable through March 2006	—	15.0
Various, interest rates from 1.72% to 9.85%, due May 2006 through May 2043	413.5	300.9
Fair-value derivative instrument adjustment	(6.0)	(5.2)
Unamortized debt premium	9.4	11.1

Total debt	2,522.9	2,238.1
Current portion	(212.8)	(91.2)

Total long-term debt	$2,310.1	$2,146.9

Scheduled maturities of long-term debt are as follows:

Fiscal Year
(in millions)
2007	$212.8
2008	254.0
2009	100.7
2010	394.8
2011	481.8
Thereafter	1,078.8

Total debt	$2,522.9

The Company expects to use availability under its long-term revolving credit facility, operating leases and internally generated funds for capital expenditures and general corporate purposes, including expansion of its processed meats business and strategic acquisitions.

In August 2005 (fiscal 2006), the Company entered into a $1.0 billion secured revolving credit agreement (the New Credit Agreement) that replaced the Company’s then existing $900 million credit facility. The New Credit Agreement matures in August 2010. The amount committed under the New Credit Agreement may be increased up to $1.35 billion at the Company’s request under certain conditions. The Company may draw down

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funds as a revolving loan or a swingline loan and obtain letters of credit under the New Credit Agreement. The proceeds of any borrowings under the New Credit Agreement may be used to finance working capital needs and for other general corporate purposes of the Company. The covenants of the New Credit Agreement include a minimum 3.00:1 interest coverage ratio and a test of a minimum 1.30:1 credit facility exposure to inventory and receivables of U.S. operations only.

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

The Company has aggregate credit facilities totaling $1,044.6 million. As of April 30, 2006, the Company had unused capacity under these credit facilities of $490.9 million. These facilities are generally at prevailing market rates. The Company pays commitment fees on the unused portion of the facilities.

Average borrowings under credit facilities were $256.5 million, $269.8 million and $428.2 million in fiscal 2006, 2005 and 2004, respectively, at average interest rates of approximately 5.0%, 3.6% and 3.5%, respectively. Maximum borrowings were $509.3 million, $586.8 million and $641.5 million in fiscal 2006, 2005 and 2004, respectively. Total outstanding borrowings were $441.1 million and $211.2 million with average interest rates of 5.7% and 4.7% as of April 30, 2006 and May 1, 2005, respectively. In addition, the Company had $112.6 million of outstanding letters of credit at April 30, 2006.

The senior secured notes are secured by certain of the Company’s major processing plants and hog farm facilities in the U.S. All other notes are unsecured.

The Company’s various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, fixed charges, leverage, interest coverage and capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to shareholders. As of April 30, 2006, the Company was in compliance with all debt covenants.

The covenants in the Company’s senior secured notes were amended in October 2004 (fiscal 2005). The tangible net worth test was changed to a net worth test and an interest coverage ratio was established at a minimum of 3.00 to 1.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5: Income Taxes

Income tax consists of the following:

	2006	2005	2004
	(in millions)
Current tax expense:
Federal	$103.6	$130.0	$61.4
State	15.9	18.0	8.7
Foreign	3.4	3.5	(0.1)

	122.9	151.5	70.0

Deferred tax expense (benefit):
Federal	(19.5)	1.8	18.0
State	(5.8)	1.6	(0.2)
Foreign	(6.6)	(2.6)	(1.2)

	(31.9)	0.8	16.6

Total income taxes	$91.0	$152.3	$86.6

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	2006	2005	2004
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	2.9	1.8
Taxes on foreign income which differ from the statutory U.S. federal rate	2.7	(2.6)	1.5
Export benefit	(2.4)	(1.6)	(3.3)
Other	(4.3)	(0.0)	(0.9)

	33.5%	33.7%	34.1%

The tax effects of temporary differences consist of the following:

	April 30, 2006	May 1, 2005
	(in millions)
Deferred tax assets:
Pension liabilities	$33.1	$34.0
Employee benefits	31.5	34.6
Tax credits, carryforwards and net operating losses	23.9	20.8
Accrued expenses	24.7	26.9
Other	3.0	7.8

	$116.2	$124.1

Deferred tax liabilities:
Property, plant and equipment	$192.5	$209.6
Accounting method change	47.6	69.4
Investments in subsidiaries	79.4	91.9
Intangible assets and other	8.7	5.0

	$328.2	$375.9

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 30, 2006 and May 1, 2005, the Company had $16.5 million and $16.7 million, respectively, of deferred tax assets included in other current assets. The Company had a valuation allowance of $44.9 million and $41.6 million related to income tax assets as of April 30, 2006 and May 1, 2005, respectively, mainly foreign tax credit carryforwards and the result of losses in foreign jurisdictions for which no tax benefit was recognized.

The tax credits, carryforwards and net operating losses expire from fiscal 2007 to 2026.

As of April 30, 2006, foreign subsidiary net earnings of $42.2 million were considered permanently reinvested in those businesses. Accordingly, federal income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

Note 6: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 30, 2006	May 1, 2005
	(in millions)
Payroll and related benefits	$150.9	$167.6
Self-insurance reserves	74.1	61.4
Other	184.2	211.2

Total accrued expenses and other current liabilities	$409.2	$440.2

Note 7: Shareholders’ Equity

Share Repurchase Program

As of April 30, 2006, the board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. The Company repurchased 230,000 shares of common stock in fiscal 2006 and 100,000 shares of common stock in fiscal 2005. During fiscal 2004, the Company did not repurchase any of its shares of common stock. As of April 30, 2006, the Company had 2,873,430 additional shares remaining under the authorization.

Preferred Stock

The Company has 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.

Stock Options

The Company’s 1992 Stock Option Plan and its 1998 Stock Incentive Plan (collectively, the incentive plans) provide for the issuance of nonstatutory stock options to management and other key employees. Options were granted for periods not exceeding 10 years and exercisable five years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There are 11,000,000 shares reserved under the incentive plans. As of April 30, 2006, there were 3,213,000 shares available for grant under the incentive plans.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option transactions for fiscal years 2004 through 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 27, 2003	5,633,400	$13.79
Granted	—	—
Exercised	(1,517,400)	8.42
Canceled	—	—

Outstanding at May 2, 2004	4,116,000	15.77
Granted	240,000	30.00
Exercised	(242,000)	10.53
Canceled	—	—

Outstanding at May 1, 2005	4,114,000	16.90
Granted	110,000	31.86
Exercised	(207,250)	11.57
Canceled	(90,000)	11.87

Outstanding at April 30, 2006	3,926,750	$17.72

The following table summarizes information about stock options outstanding as of April 30, 2006:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable
				Shares	Weighted Average Exercise Price
$ 9.20	25,000	3.8	$9.20	25,000	$9.20
13.12 to 15.81	1,606,750	3.5	13.32	1,606,750	13.32
16.06 to 20.02	1,605,000	5.1	18.65	—	—
21.00 to 21.84	340,000	5.5	21.49	—	—
30.00 to 31.86	350,000	8.4	30.58	—	—

$ 9.20 to $ 31.86	3,926,750	4.8	$17.72	1,631,750	$13.26

The Company utilizes the fair value method defined in SFAS 123, which is in compliance with the provisions of SFAS No. 148 to account for its stock option plans. The Company records compensation expense for stock options granted subsequent to April 28, 2002 based on the fair value as determined using the Black-Scholes option pricing model and weighted average assumptions. The impact of recording compensation expense for stock options granted was $0.6 million, $0.4 million and $0.2 million in fiscal 2006, 2005 and 2004 respectively.

The Company is required to adopt Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) as of May 1, 2006, which is the beginning of fiscal year 2007. The Company does not expect the adoption of SFAS 123R to have a material effect on the its financial statements.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the terms of stock options granted in the fiscal years indicated:

	2006	2005
Number of options granted	110,000	240,000
Exercise price	$31.86	$30.00
Weighted average fair value of option shares granted	$12.47	$9.79
Expected option life (years)	8	8
Risk free interest rate	3.30%	3.30%
Expected annual volatility	35%	35%
Dividend yield	0%	0%

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

	2006	2005	2004
	(in millions, except per share data)
Net income, as reported	$172.7	$296.2	$227.1
Pro forma net income	170.0	293.0	223.8
Net income per share, as reported:
Basic	$1.55	$2.66	$2.06
Diluted	1.54	2.64	2.03
Pro forma net income per share:
Basic	$1.53	$2.63	$2.06
Diluted	1.52	2.61	2.03

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

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Held in Trust

During fiscal 2006, the Company’s Supplemental Executive Retirement Plan (SERP) purchased 1,500,000 shares of Company stock at an average price of $28.18. During fiscal 2005, the Company’s SERP purchased 350,000 shares of Company stock at an average price of $25.40 per share. The Company’s SERP currently holds 1,850,000 shares of Company stock at an average price of $27.66.

Accumulated Other Comprehensive Loss

The table below summarizes the components of accumulated other comprehensive loss, net of tax, as of April 30, 2006 and May 1, 2005.

	2006	2005
	(in millions)
Minimum pension liability	$(51.9)	$(53.4)
Foreign currency translation	27.4	27.4
Hedge accounting	(3.2)	(0.8)
Unrealized gain on securities	—	0.1

Accumulated other comprehensive loss	$(27.7)	$(26.7)

Note 8: Derivative Financial Instruments

The Company’s meat processing and hog production operations use various raw materials, primarily live hogs, live cattle, corn and soybean meal, which are actively traded on commodity exchanges. The Company hedges these commodities when management determines conditions are appropriate to mitigate these price risks. While this hedging may limit the Company’s ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. The Company attempts to closely match the commodity contract terms with the hedged item. The Company also enters into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and foreign exchange forward contracts to hedge certain of its foreign currency exposure.

Cash Flow Hedges

The Company utilizes derivatives (primarily futures contracts) to manage its exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted purchase and sale of live hogs and the forecasted purchase of live cattle, corn and soybean meal. These derivatives have been designated as cash flow hedges.

Derivative gains or losses from these cash flow hedges are deferred in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged forecasted purchases or sales affect earnings. To match the underlying transaction being hedged, derivative gains or losses associated with anticipated purchases are recognized in cost of sales and amounts associated with anticipated sales are recognized in sales in the consolidated statement of income. Ineffectiveness related to the Company’s cash flow hedges was not material in fiscal 2006, 2005 or 2004. There were no derivative gains or losses excluded from the assessment of hedge effectiveness and no hedges were discontinued during fiscal 2006, 2005 or 2004 as a result of it becoming probable that the forecasted transaction would not occur.

Fair Value Hedges

The Company’s commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designated as fair value hedges. These derivatives are designated as hedges of firm commitments to buy live hogs, live cattle, corn and soybean meal and hedges of live hog inventory. Derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Gains and losses related to hedges of firm commitments and live hog inventory are recognized in cost of sales in the consolidated statement of income.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ineffectiveness related to the Company’s fair value hedges was not material in fiscal 2006, 2005 or 2004. There were no derivative gains or losses excluded from the assessment of hedge effectiveness during fiscal 2006, 2005 or 2004.

Foreign Currency and Interest Rate Derivatives

In accordance with the Company’s risk management policy, certain foreign currency and interest rate derivatives were executed in fiscal 2006, 2005 and 2004. These derivative instruments were primarily recorded as cash flow hedges or fair value hedges, as appropriate, and were not material to the results of operations.

The following table provides the fair value gain or (loss) of the Company’s open derivative financial instruments as of April 30, 2006 and May 1, 2005.

	2006	2005
	(in millions)
Livestock	$2.7	$(1.6)
Grains	2.7	(3.2)
Interest rates	(7.5)	(5.2)
Foreign currency	(3.3)	(2.0)

As of April 30, 2006, 123 commodity futures contracts exceeded twelve months. As of April 30, 2006, the weighted average maturity of the Company’s interest rate and foreign currency financial instruments is twenty months, with maximum maturities of forty-one and eleven months, respectively. The Company believes the risk of default or nonperformance on contracts with counterparties is not significant.

The Company determines the fair value of public debt using quoted market prices and values all other debt using discounted cash flow techniques at estimated market prices for similar issues. As of April 30, 2006 and May 1, 2005, the fair value of long-term debt, based on the market value of debt with similar maturities and covenants, was approximately $2,525.7 million and $2,359.6 million, respectively.

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

	April 30, 2006	May 1, 2005
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$982.8	$910.1
Service cost	23.5	22.9
Interest cost	55.2	55.6
Plan amendment	(1.7)	(15.9)
Employee contributions	0.4	1.4
Benefits paid	(46.9)	(52.7)
Actuarial (gain) loss	(12.7)	61.4

Benefit obligation at end of year	1,000.6	982.8

Change in plan assets:
Fair value of plan assets at beginning of year	759.7	699.2
Actual return on plan assets	45.9	76.9
Employer and employee contributions	33.7	36.3
Benefits paid	(46.9)	(52.7)

Fair value of plan assets at end of year	792.4	759.7

Reconciliation of accrued costs:
Funded status	(208.1)	(223.1)
Unrecognized actuarial loss	118.5	122.8
Unrecognized prior service (benefit) cost	(9.7)	(8.1)

Accrued cost at end of year	$(99.3)	$(108.4)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$18.1	$11.1
Accrued benefit liability	(208.9)	(214.7)
Intangible asset	6.6	7.8
Minimum pension liability	84.9	87.4

Net amount recognized at end of year	$(99.3)	$(108.4)

The accumulated benefit obligation for all defined benefit pension plans was $954.0 million and $938.5 million, respectively, as of April 30, 2006 and May 1, 2005. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $992.3 million, $945.7 million and $773.5 million, respectively, as of April 30, 2006 and $973.5 million, $929.2 million and $750.2 million, respectively, as of May 1, 2005. As of April 30, 2006 and May 1, 2005, the amount of Company stock included in plan assets was 3,850,840 shares and 3,850,840 shares with market values of $113.0 million and $116.5 million, respectively.

For purposes of calculating the expected return on pension plan assets, a market-related value is used. Market-related value is equal to fair value except for gains and losses on equity investments, which are amortized into market-related value on a straight-line basis over five years. The following table presents the components of the net periodic pension costs for the periods indicated.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic cost are:

	2006	2005	2004
	(in millions)
Service cost	$23.5	$22.9	$17.2
Interest cost	55.2	55.6	39.1
Expected return on plan assets	(62.2)	(58.9)	(36.5)
Net amortization	7.8	8.7	12.3

Net periodic cost	$24.3	$28.3	$32.1

Weighted-average assumptions used to determine net benefit cost are:

	2006	2005	2004
Discount rate	5.75%	6.25%	6.40%
Expected return on plan assets	8.25%	8.50%	8.50%
Rate of compensation increase	4.00%	4.10%	4.50%

Weighted-average assumptions used to determine benefit obligations are:

	2006	2005	2004
Discount rate	6.25%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	4.10%

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

The Company’s pension plan assets allocations are as follows:

	April 30, 2006	May 1, 2005	Target Range
Asset Category:
Equity securities	67%	63%	51-64%
Debt securities	32	36	25-46
Alternative assets	1	1	—

Total	100%	100%

The Company’s funding policy is to contribute the minimum amount required under government regulations. Minimum employer contributions to the pension plans are expected to be $34.4 million for the fiscal year ending April 29, 2007.

Future benefit payments are expected to be $48.0 million in fiscal 2007, $49.6 million in fiscal 2008, $52.8 million in fiscal 2009, $56.5 million in fiscal 2010, $58.6 million in fiscal 2011 and an aggregate of $339.6 million for the five years thereafter.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sponsors defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. The Company’s contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $8.6 million, $7.7 million and $5.7 million for fiscal 2006, 2005 and 2004, respectively.

Note 10: Lease Obligations and Commitments

The Company leases facilities and equipment under non-cancelable operating leases. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $53.2 million, $56.5 million and $52.0 million in fiscal 2006, 2005 and 2004, respectively. Rental expense in fiscal 2006, 2005 and 2004 included $1.4 million, $0.6 million and $0.3 million of contingent maintenance fees, respectively. Future rental commitments under non-cancelable operating leases as of April 30, 2006 are as follows:

Fiscal Year
(in millions)
2007	50.6
2008	42.8
2009	41.2
2010	22.9
2011	17.4
Thereafter	88.0

$262.9

Future minimum lease payments under capital leases are as follows:

Fiscal Year
(in millions)
2007	3.1
2008	2.0
2009	1.5
2010	0.5
2011	0.1
Thereafter	0.6

7.8
Less amounts representing interest	(1.1)

Present value of net minimum obligations	6.7
Less current portion	(2.9)

Long-term capital lease obligations	$3.8

As of April 30, 2006, the Company had approved capital expenditure commitments of $453.5 million for processed meats expansion and production efficiency projects.

The Company has agreements, expiring through fiscal 2013, to use cold storage warehouses owned by partnerships, 50% of which are owned by the Company. The Company has agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In fiscal 2006, 2005 and 2004, the Company paid $12.8 million, $14.2 million and $10.6 million, respectively, in fees for use of the facilities. As of April 30, 2006, May 1, 2005 and May 2, 2004, the Company had investments of $1.8 million, $1.7 million and $1.5 million, respectively, in the partnerships.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has purchase commitments with certain hog and cattle producers that obligate the Company to purchase all the hogs and cattle that these producers deliver. Other arrangements obligate the Company to purchase a fixed amount of hogs and cattle. The Company also uses independent farmers and their facilities to raise hogs produced from the Company’s breeding stock in exchange for a performance-based service fee payable upon delivery. The Company estimates the future obligations under these commitments based on commodity livestock futures prices, expected quantities delivered and anticipated performance to be $978.5 million, $519.0 million, $294.7 million, $152.7 million and $29.9 million for fiscal 2007 to 2011, respectively. As of April 30, 2006, the Company is also committed to purchase $111.2 million under forward grain contracts payable in fiscal 2007.

The Company also guarantees the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: $92.0 million of debt borrowed by one of the Company’s Mexican joint ventures, Norson; up to $3.5 million of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas; and $2.5 million with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the revolving credit facility.

Note 11: Related Party Transactions

A director of the Company holds an ownership interest in Murfam Enterprises, LLC (Murfam) and DM Farms, LLC. These entities own farms that produce hogs under contract to the Company. Murfam also produces and sells feed ingredients to the Company. In fiscal 2006, 2005 and 2004, the Company paid $22.9 million, $22.4 million and $23.6 million, respectively, to these entities for the production of hogs and feed ingredients. In fiscal 2006, 2005 and 2004, the Company was paid $0.3 million, $11.2 million and $18.5 million, respectively, by these entities for associated farm and other support costs.

In addition, members of the director’s immediate family hold ownership interests in Arrowhead Farms, Inc., Enviro-Tech Farms, Inc., Golden Farms, Inc., Lisbon 1 Farm, Inc., Murphy-Honour Farms, Inc., PSM Associates LLC, Pure Country Farms, LLC, Stantonsburg Farm, Inc., Triumph Associates LLC and Webber Farms, Inc. These entities own farms that either produce and sell hogs to the Company or produce and sell feed ingredients to the Company. In fiscal 2006, 2005 and 2004, the Company paid $19.2 million, $18.7 million and $17.4 million, respectively, to these entities for the production of hogs and feed ingredients. In fiscal 2006, 2005 and 2004, the Company was paid $0.3 million, $6.2 million and $8.5 million, respectively, by these entities for associated farm and other support costs.

An executive officer of the Company (the chief executive officer of the HP segment) holds an ownership interest in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the HP segment. In fiscal 2006, 2005 and 2004, the Company paid $7.5 million, $7.5 million and $6.6 million, respectively, to JCT for the production of hogs. In fiscal 2006, 2005 and 2004, the Company was paid $2.8 million, $4.2 million and $3.3 million, respectively, from JCT for reimbursement of associated farm and other support costs.

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

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2003, the EPA promulgated regulations under the Clean Water Act governing confined animal feeding operations (CAFOs). Among other things, these regulations impose obligations on CAFOs to manage animal waste in ways intended to reduce the impact on water quality. These new regulations were challenged in federal court by both industry and environmental groups. Although a 2005 decision by the court invalidated several provisions of the regulations, they remain largely intact. Similarly, the State of North Carolina Department of Environment and Natural Resources (NCDENR) announced in July 2002 the issuance of general permits intended to protect state waters from impacts of large animal feeding operations. Environmental groups have initiated proceedings challenging the NCDENR’s action, and the Company’s North Carolina subsidiaries have intervened. These proceedings are pending. Although compliance with the federal regulations or state permits will require some changes to the Company’s hog production operations resulting in additional costs to these operations, the Company does not believe that compliance with federal regulations or state permits as promulgated will have a material adverse effect on the Company’s hog production operations. However, there can be no assurance that pending challenges to the regulations or permits will not result in changes to those regulations or permits that may have a material adverse effect on the Company’s financial position or results of operations.

The EPA is also focusing on the possible need to regulate air emissions from animal feeding operations. During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at the EPA’s request to assist the EPA in making that determination. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, the Company’s hog production subsidiaries have accepted the EPA’s offer to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators agreed to pay a penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms have been given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. Pursuant to the Company’s consent decree and order, the Company has paid a $100,000 penalty to the EPA. The National Pork Board, of which the Company is a member and contributes funds, will be paying the costs of the air emissions monitoring study on behalf of all hog producers, including the Company, out of funds collected from its members in previous years. The cost of the study for all hog producers is approximately $6.0 million. The agreement has been challenged in federal court by several environmental organizations. New regulations governing air emissions from animal agriculture operations are likely to emerge from any monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations may not have a material adverse effect on the Company’s financial position or results of operations.

The Company from time to time receives notices from regulatory authorities and others asserting that it is not in compliance with such laws and regulations. In some instances, litigation ensues.

The Water Keeper Alliance Inc. Litigation

In February 2001 (fiscal 2001), the Water Keeper Alliance, Thomas E. Jones d/b/a Neuse Riverkeeper and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carolina against the Company, one of the Company’s subsidiaries, and two of that subsidiary’s hog production facilities in North Carolina, referred to as the “Citizens Suits”. The Citizens Suits alleged, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits have been settled and resolved with the entry of a consent decree, which was approved and entered by the court in March 2006 (fiscal 2006).

The consent decree provides, among other things, that (1) the Company’s subsidiary, Murphy-Brown LLC, will undertake a series of measures designed to enhance the performance of the swine waste management systems on approximately 260 company-owned farms in North Carolina and thereby reduce the potential for surface water or ground water contamination from these farms, and (2) the Company and its subsidiaries will pay the plaintiffs for a specified amount of their legal fees. The effect of the consent decree on the Company will not have a material adverse effect on the Company’s financial position or results of operations. The consent decree resolves all claims in the actions and also contains a broad release and covenant not to sue for any other claims or actions that the plaintiffs might be able to bring against the Company and its subsidiaries related to swine waste management at the farms covered by the consent decree. There are certain exceptions to the release and covenant not to sue related to future violations and the swine waste management technology development initiative pursuant to a July 2000 agreement between the Company and its subsidiaries and the North Carolina Attorney General. The Company and its subsidiaries may bring a motion to terminate the consent decree on or after March 2013.

State of Iowa Legislation

In September 2005 (fiscal 2006), the Company announced an agreement with the State of Iowa to settle the case over an Iowa statute (the Statute) that, among other things, prohibited meat processors from directly or indirectly contracting to raise hogs in Iowa and from providing financing to Iowa hog producers. The United States District Court for the Southern District of Iowa, Central Division ordered approval of this settlement agreement. Under the terms of the settlement agreement, the Iowa Attorney General has agreed for a period of ten years not to enforce the Statute against the Company and its affiliates. This settlement agreement permits the Company’s affiliates to continue to enter into “grower contracts” with Iowa farmers, similar to those common in other hog producing states. Farmers entering into grower contracts with the Company are given expanded rights in their relationship with the Company. The Company agreed to commit $200,000 a year for 10 years to fund both an environmental education program at Iowa State University and grants to foster innovative swine production. The Company also committed for a period of two years to purchase 25 percent of the hogs slaughtered at its Iowa facilities and its plant in Sioux Falls, South Dakota on the open market.

Pennexx Litigation

In May 2005 (fiscal 2006), the United States District Court for the Eastern District of Pennsylvania (the District Court) granted in full the Company’s motion to dismiss the cross-claim of Pennexx Foods, Inc. (Pennexx). In June 2005 (fiscal 2006), Pennexx filed a Notice of Appeal of the District Court’s dismissal of the cross claim to the U.S. Court of Appeals for the Third Circuit. The appellate court has not yet set a date for oral arguments on this appeal. The Company continues to believe that the allegations in the cross-claim are unfounded and intends to defend the appeal vigorously. In June 2005 (fiscal 2006), the District Court dismissed the class action suit filed on behalf of the shareholders of Pennexx without prejudice for lack of prosecution. The District Court took this action following the withdrawal of the lead plaintiff and the failure of any other putative class member to step forward as lead plaintiff. In July 2005, the class action plaintiff filed a Notice of Appeal of the District Court’s dismissal to the U.S. Court of Appeals for the Third Circuit. The Company intends to defend the appeal of the dismissal of the class action vigorously.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13: Reporting Segments

The Company conducts its business through six reporting segments, Pork, Beef, International, Hog Production (HP), Other and Corporate, each of which is comprised of a number of subsidiaries.

The Pork segment includes the Company’s operations that process, package, market and distribute fresh pork and processed meats to retail, foodservice and export channels mainly in the U.S. Similarly, the Beef segment includes the Company’s operations that process, package, market and distribute beef to the same channels as well as the Company’s cattle feeding operations which consist mainly of the Company’s investment in Five Rivers. The International segment includes the Company’s operations that process, package, market and distribute fresh and processed meats to retail and foodservice customers and export mainly to European countries. The HP segment supplies raw materials (live hogs) primarily to the Pork segment and, to a lesser degree, the International segment, as well as to other outside operations. The Other segment is mainly comprised of the Company’s turkey production operations, its interests in turkey processing operations, and the Company’s alternative fuels subsidiary.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about the results of operations and the assets of the Company’s reportable segments for the fiscal years ended April 30, 2006, May 1, 2005 and May 2, 2004. The information contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate income taxes to segments. Segment assets exclude intersegment account balances as the Company believes that inclusion would be misleading or not meaningful. Management believes all intersegment sales are at prices that approximate market.

	2006	2005	2004
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Pork	$7,300.6	$7,530.7	$5,767.6
Beef	2,599.0	2,280.6	2,391.6
International	1,127.4	1,022.3	663.7
HP	1,801.3	2,112.4	1,441.3
Other	149.2	141.7	116.7

Total segment sales	12,977.5	13,087.7	10,380.9

Intersegment sales—
Pork	$(47.2)	$(31.3)	$(35.6)
Beef	(23.5)	(15.8)	(21.1)
International	(42.4)	(34.4)	(27.7)
HP	(1,460.8)	(1,757.8)	(1,118.3)

Total intersegment sales	(1,573.9)	(1,839.3)	(1,202.7)

Consolidated sales	$11,403.6	$11,248.4	$9,178.2

Depreciation and amortization:
Pork	$104.9	$92.8	$78.7
Beef	19.8	19.4	18.7
International	24.3	24.2	17.9
HP	51.1	49.1	47.8
Other	1.3	1.2	0.8
Corporate	6.5	9.8	8.8

Consolidated depreciation and amortization	$207.9	$196.5	$172.7

Interest expense:
Pork	$49.3	$40.4	$31.3
Beef	31.9	15.7	9.9
International	16.9	11.8	9.1
HP	19.3	31.3	38.0
Other	2.2	2.5	1.6
Corporate	29.9	30.3	28.8

Consolidated interest expense	$149.5	$132.0	$118.7

Operating profit:
Pork	$153.0	$166.8	$213.1
Beef	(2.8)	(8.9)	82.6
International	(15.6)	11.7	11.3
HP	330.0	480.9	125.7
Other	36.0	28.1	11.2
Corporate	(79.8)	(95.4)	(71.3)

Consolidated operating profit	$420.8	$583.2	$372.6

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2005	2004
	(in millions)
Segment Asset Information
Assets:
Pork, including discontinued operations	$2,223.5	$1,919.5	$1,621.6
Beef	883.9	873.7	549.1
International, including discontinued operations	929.3	897.6	572.0
HP	1,579.7	1,533.6	1,482.1
Other	135.4	143.5	157.6
Corporate	424.7	405.7	446.2

Consolidated assets	$6,176.5	$5,773.6	$4,828.6

Investment in equity method investees:
Pork	$10.9	$9.9	$(1.1)
Beef	158.5	2.2	0.7
International	191.7	183.9	105.9
HP	49.3	42.5	27.1
Other	53.2	54.3	51.6
Corporate	24.0	24.3	10.5

Consolidated investments	$487.6	$317.1	$194.7

Capital expenditures, net of proceeds:
Pork	$218.8	$131.7	$65.6
Beef	19.3	13.4	9.8
International	112.4	35.4	20.5
HP	29.9	10.5	22.5
Other	9.8	6.4	9.9
Corporate	1.1	1.9	5.2

Consolidated capital expenditures, net of proceeds	$391.3	$199.3	$133.5

The following table shows the change in the carrying amount of goodwill by reportable segment for the fiscal years ended April 30, 2006 and May 1, 2005:

	Pork	Beef	Int’l.	HP	Other	Total
	(in millions)
Balance, May 2, 2004	$99.7	$118.2	$96.8	$165.4	$19.7	$499.8
Goodwill from acquisitions during the year	27.1	10.5	34.0	3.8	—	75.4
Other goodwill adjustments(1)	4.5	—	18.5	5.9	0.2	29.1

Balance, May 1, 2005	131.3	128.7	149.3	175.1	19.9	604.3
Goodwill from acquisitions during the year	134.6	—	0.8	1.7	—	137.1
Other goodwill adjustments(1)	0.1	(12.8)	(6.9)	(0.5)	(0.4)	(20.5)

Balance, April 30, 2006	$266.0	$115.9	$143.2	$176.3	$19.5	$720.9

(1)	Other goodwill adjustments include deferred tax, foreign currency translation and purchase price adjustments.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s sales and long-lived assets attributed to operations by geographic area:

	2006	2005	2004
	(in millions)
Sales:
North America	$10,307.3	$10,251.0	$8,540.4
Europe	1,096.3	997.4	637.8

Total sales	$11,403.6	$11,248.4	$9,178.2

Long-lived assets:
North America	$2,918.7	$2,416.7	$2,148.1
Europe	838.2	765.2	463.5

Total long-lived assets	$3,756.9	$3,181.9	$2,611.6

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth	Fiscal Year
	(in millions, except per share data)
Fiscal 2006
Sales	$2,929.5	$2,872.0	$2,926.7	$2,675.4	$11,403.6
Gross profit	273.7	282.1	326.3	204.7	1,086.8
Income from continuing operations	49.0	51.6	75.0	4.7	180.3
Income (loss) from discontinued operations, net of tax	—	—	(4.0)	(3.6)	(7.6)
Net income	49.0	51.6	71.0	1.1	172.7

Net income per common share (1)
Basic
Continuing	$.44	$.46	$.68	$.04	$1.62
Discontinued	—	—	(.04)	(.03)	(.07)

Net income per basic common share	$.44	$.46	$.64	$.01	$1.55

Diluted
Continuing	$.44	$.46	$.67	$.04	$1.61
Discontinued	—	—	(.04)	(.03)	(.07)

Net income per diluted common share	$.44	$.46	$.63	$.01	$1.54

Fiscal 2005
Sales	$2,627.5	$2,689.3	$3,034.6	$2,897.0	$11,248.4
Gross profit	257.2	268.2	347.2	337.7	1,210.3
Income from continuing operations	57.0	58.9	97.9	85.1	298.9
Income (loss) from discontinued operations, net of tax	(2.1)	(0.5)	(0.4)	0.3	(2.7)
Net income	54.9	58.4	97.5	85.4	296.2

Net income per common share (1)
Basic
Continuing	$.51	$.53	$.88	$.76	$2.69
Discontinued	(.02)	—	—	—	(.03)

Net income per basic common share	$.49	$.53	$.88	$.76	$2.66

Diluted
Continuing	$.51	$.52	$.87	$.76	$2.66
Discontinued	(.02)	—	—	—	(.02)

Net income per diluted common share	$.49	$.52	$.87	$.76	$2.64

(1)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.

Note 15: Subsequent Event

In June 2006 (fiscal 2007), the Company announced that it has signed a purchase agreement to acquire the European meats business of Sara Lee Corporation (SLFE) for $575 million, plus the assumption of excess

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pension-related liabilities in an amount not to exceed $39 million. Headquartered in Hoofddorp, The Netherlands, SLFE generated $1.1 billion in sales in fiscal 2005 and holds its largest positions in France, Portugal and the Benelux region, with popular European brands such as Aoste, Justin Bridou and Nobre and has a presence in Germany, Italy and the United Kingdom. The Company intends to complete and finance the acquisition of SLFE on a stand-alone, non-recourse basis through a 50 percent-owned joint venture with Oaktree Capital Management, LLC (Oaktree), an investment management firm. The acquisition is subject to customary regulatory and closing conditions and is expected to close by the end of September 2006 (fiscal 2007). The Company intends to contribute its French operations and cash of €50.0 million (approximately $63.1 million) to the joint venture with Oaktree.

Schedule II

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED April 30, 2006

(in millions)

Column A	Column B	Column C Additions			Column D	Column E
Description	Balance at Beginning of Year	Charged to Income	Other Accounts	Acquisition Reserves(1)	Deductions	Balance at End of Year
Reserve for uncollectible accounts receivable:
Fiscal year ended April 30, 2006	$13.5	$1.4	$(0.6)	$0.3	$(4.8)	$9.8
Fiscal year ended May 1, 2005	14.9	1.3	0.6	0.8	(4.1)	13.5
Fiscal year ended May 2, 2004	11.1	6.3	0.6	1.3	(4.4)	14.9

Reserve for obsolete inventory:
Fiscal year ended April 30, 2006	$8.7	$3.8	$—	$1.0	$(1.0)	$12.5
Fiscal year ended May 1, 2005	10.2	1.3	—	1.0	(3.8)	8.7
Fiscal year ended May 2, 2004	5.9	5.6	0.2	—	(1.5)	10.2

(1)	Acquisition reserves represent the reserves recorded in connection with the creation of the opening balance sheets at entities acquired during the fiscal period indicated.

II-1