Form 10-Q
period 2006-07-30
SMITHFIELD FOODS INC
filed 2006-09-08
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2006

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

At August 31, 2006, 111,305,692 shares of the Registrant’s Common Stock ($.50 per value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

	13 Weeks Ended
	July 30, 2006	July 31, 2005
	(unaudited)
Sales	$2,772.9	$2,929.5
Cost of sales	2,495.2	2,655.8

Gross profit	277.7	273.7
Selling, general and administrative expenses	173.2	170.8
Interest expense	40.9	37.4
Equity in (income) loss of affiliates	6.1	(7.8)

Income from continuing operations before income taxes	57.5	73.3
Income taxes	18.6	24.3

Income from continuing operations	38.9	49.0
Loss from discontinued operation, net of tax of $(2.2)	(3.9)	—
Loss on sale of discontinued operation, net of tax of $(5.9)	(10.4)	—

Net income	$24.6	$49.0

Income per share:
Basic
Continuing operations	.35	.44
Discontinuing operations	(.13)	—

Net income per common share	$.22	$.44

Diluted
Continuing operations	.35	.44
Discontinued operations	(.13)	—

Net income per basic diluted common share	$.22	$.44

Weighted average shares:
Weighted average basic shares	111.2	111.1
Effect of dilutive stock options	0.9	1.0

Weighted average diluted shares	112.1	112.1

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	July 30, 2006	April 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89.5	$89.4
Accounts receivable, net	673.6	650.8
Inventories	1,651.8	1,585.2
Prepaid expenses and other current assets	82.5	63.4
Assets of discontinued operations held for sale	49.6	30.8

Total current assets	2,547.0	2,419.6

Property, plant and equipment	3,394.9	3,325.6
Accumulated depreciation	(1,266.4)	(1,259.6)

Property, plant and equipment, net	2,128.5	2,066.0

Goodwill	726.8	720.9
Investments	463.2	487.6
Other	445.0	453.1
Assets of discontinued operations held for sale	—	29.3

Total assets	$6,310.5	$6,176.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$51.9	$43.1
Current portion of long-term debt and capital lease obligations	216.1	215.7
Accounts payable	496.7	539.9
Accrued expenses and other current liabilities	415.4	409.2
Liabilities of discontinued operations held for sale	84.2	33.9

Total current liabilities	1,264.3	1,241.8

Long-term debt and capital lease obligations	2,444.7	2,313.9
Other	528.5	517.3
Liabilities of discontinued operations held for sale	—	57.0

Total liabilities	4,237.5	4,130.0

Minority interests	19.1	18.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 111,181,692 and 111,167,542 issued and outstanding	55.6	55.6
Additional paid-in capital	494.4	494.1
Stock held in trust	(51.9)	(51.8)
Retained earnings	1,582.6	1,558.0
Accumulated other comprehensive loss	(26.8)	(27.7)

Total shareholders’ equity	2,053.9	2,028.2

Total liabilities and shareholders’ equity	$6,310.5	$6,176.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	13 Weeks Ended
	July 30, 2006	July 31, 2005
	(Unaudited)
Cash flows from operating activities:
Net income	$24.6	$49.0
Adjustments to reconcile net cash flows from operating activities:
Loss from discontinued operation, net of tax	3.9	—
Loss on sale of discontinued operation, net of tax	10.4	—
Impairment loss	4.2	—
Depreciation and amortization	60.7	50.9
Changes in operating assets and liabilities and other, net of effect of acquisitions:
Accounts receivable	(18.6)	10.4
Inventories	(63.6)	93.1
Accounts payable	(45.7)	(24.2)
Accrued expenses and other liabilities	(48.6)	(67.3)
Other	50.0	(12.2)

Net cash flows from operating activities	(22.7)	99.7

Cash flows from investing activities:
Capital expenditures, net of proceeds from disposals	(106.5)	(66.0)
Investments	(3.5)	(69.2)

Net cash flows from investing activities	(110.0)	(135.2)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and notes payable	12.8	50.0
Principal payments on long-term debt and capital lease obligations	(31.9)	(9.6)
Net borrowings on revolving credit facility	151.7	9.0
Other	0.2	1.9

Net cash flows from financing activities	132.8	51.3

Cash flows from discontinued operations:
Net cash flows from operating activities	3.3	(3.6)
Net cash flows from investing activities	(0.6)	(2.1)
Net cash flows from financing activities	(2.7)	5.7

Net cash flows from discontinued operations activities	—	—

Effect of foreign exchange rate changes on cash	—	(2.0)
Net change in cash and cash equivalents	0.1	13.8
Cash and cash equivalents at beginning of period	89.4	84.8

Cash and cash equivalents at end of period	$89.5	$98.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: General

Smithfield Foods, Inc., together with its subsidiaries (the Company), is the largest hog producer and pork processor in the world and the fifth largest beef processor in the United States (U.S.). The Company conducts its business through six reporting segments, Pork, Beef, International, Hog Production (HP), Other and Corporate, each of which is composed of a number of subsidiaries.

These statements should be read in conjunction with the audited consolidated financial statements and the related notes for the three-year period ended April 30, 2006, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006. The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2: New Accounting Pronouncement

In July 2006 (fiscal 2007), the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the Company beginning with the first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

Note 3: Acquisition

The following acquisition was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the date of acquisition. See “Note 14: Subsequent Events.”

In April 2006 (fiscal 2006), the Company completed the acquisition of substantially all of the assets of Cook’s Hams, Inc. (Cook’s) in the Pork segment for approximately $260.3 million plus a $41.0 million working capital adjustment. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items sold to supermarket chains and grocers throughout the U.S. and Canada. The Company recorded the fair value of trademarks totaling $75.0 million and the preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $130.7 million.

Had the acquisition of Cook’s occurred at the beginning of the preceding fiscal year, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for the 13 weeks ended July 31, 2005.

Note 4: Discontinued Operation

In June 2006 (fiscal 2007), the Company reported that it had signed a letter of intent, subject to a definitive agreement, to sell substantially all of the assets and business of Quik-to-Fix Foods, Inc. (Quik-to-Fix). As a result, Quik-to-Fix is being reported as a discontinued operation. During the first quarter of fiscal 2007, the Company recorded an after-tax write down on the assets of Quik-to-Fix totaling $10.4 million, net of tax of $5.9 million, in anticipation of the sale. Sales of Quik-to-Fix were $17.0 million and $26.2 million for the 13 weeks ended July 30, 2006 and July 31, 2005, respectively. Quik-to-Fix had an after tax loss of $3.9 million, net of tax of $2.2 million, for the 13 weeks ended July 30, 2006 and was approximately break even for the 13 weeks ended July 31, 2005. See “Note 14: Subsequent Events.”

Note 5: Investments

Investments consist of the following:

(In millions)	July 30, 2006	April 30, 2006
Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	$147.6	$157.3
Campofrío Alimentación S.A. (Campofrío)	140.3	143.4
Agroindustrial del Noroeste (Norson)	48.7	47.1
Carolina Turkeys	42.1	45.3
Granjas Carroll de Mexico (Granjas)	29.7	31.4
Other	54.8	63.1

Total investments	$463.2	$487.6

Five Rivers

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. (ContiGroup) completed the formation of Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MF Cattle Feeding, Inc. (MFI) and ContiBeef LLC (ContiBeef). The Company’s contribution consisted of $104.3 million in cash and $43.6 million of net assets.

Campofrío

In December 2005 and January 2006 (fiscal 2006), in several separate transactions, the Company purchased a total of 314,000 additional shares of Campofrío for $4.9 million. The Company currently holds 12,098,559 shares, or 23%, of the outstanding shares of Campofrío.

Note 6: Inventories

Inventories consist of the following:

(In millions)	July 30, 2006	April 30, 2006
Fresh and processed meats	$649.0	$644.4
Live hogs	496.7	486.2
Live cattle	329.1	294.8
Manufacturing supplies	60.0	58.6
Other	128.2	125.2
Fair value derivative instrument adjustment	(11.2)	(24.0)

Total inventories	$1,651.8	$1,585.2

Note 7: Debt Issuances

In fiscal 2006, the Company’s Polish subsidiaries, in the International segment, issued PLN 838.0 million (approximately $211.6 million) in variable rate debt. The interest rates are all indexed to WIBOR (Warsaw InterBank Offered Rate) with spreads ranging from 75 to 125 basis points. The loans mature between 2007 and 2015.

In August 2005 (fiscal 2006), the Company entered into a $1.0 billion secured revolving credit agreement (the New Credit Agreement) that replaced the Company’s then existing credit facility (the Old Credit Agreement). The New Credit Agreement matures in August 2010. The Company may draw down funds as a revolving loan or a swingline loan and obtain letters of credit under the New Credit Agreement. The proceeds of any borrowings under the New Credit Agreement may be used to finance working capital needs and for other general corporate purposes of the Company. The amount committed under the New Credit Agreement may be increased to $1.35 billion at the Company’s request under certain conditions. See “Note 14: Subsequent Events.”

Note 8: Guarantees

As part of its business, the Company is a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets. The possibility that the Company would have to make actual cash outlays in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that the Company is unable to predict. The Company would record a liability if events occurred that required one to be established. See “Note 14: Subsequent Events.”

As of July 30, 2006, the Company has guarantees for the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: $92.0 million of debt borrowed by one of the Company’s Mexican joint ventures, Norson; up to $3.5 million of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas; and $2.5 million with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the New Credit Agreement.

Note 9: Pension Plans

The components of net periodic pension cost consist of:

	13 Weeks Ended
(In millions)	July 30, 2006	July 31, 2005
Service cost	$5.7	$5.9
Interest cost	14.9	13.8
Expected return on plan assets	(16.1)	(15.6)
Net amortization	2.0	2.0

Net periodic cost	$6.5	$6.1

Note 10: Shareholders’ Equity

Stock Options

The Company adopted FASB Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) as of May 1, 2006. The adoption of SFAS 123R did not have a material effect on the Company’s financial statements as the Company had previously elected to utilize the fair value method defined in SFAS 123 for all options granted subsequent to April 28, 2002. Under SFAS 123 the Company recognized compensation expense based on the fair value of the options determined using the Black-Scholes option pricing model and weighted average assumptions.

Had the Company used the fair value method, using the Black-Scholes option pricing model and weighted average assumptions, to determine compensation expense for its stock options granted prior to fiscal 2003, net income and net income per basic and diluted share would have been as follows:

(In millions)	13 Weeks Ended July 31, 2005
Net income, as reported	$49.0
Pro forma net income	48.3
Net income per share, as reported:
Basic	.44
Diluted	.44
Pro forma net income per share:
Basic	.43
Diluted	.43

Stock Held in Trust

During the first quarter of fiscal 2006, the Company purchased, for contribution to a pension plan, 1,500,000 shares of Company stock at an average price of $28.18 per share. The plan currently holds 1,850,000 shares at an average cost of $27.66 per share.

Share Repurchases

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. During the first quarter of fiscal 2006, the Company repurchased 230,000 shares of its common stock at an average price of $29.52 per share. As of July 30, 2006, the Company had 2,873,430 shares of common stock remaining under the share repurchase program.

Note 11: Comprehensive Income

The components of comprehensive income, net of tax, consist of:

	13 Weeks Ended
(In millions)	July 30, 2006	July 31, 2005
Net income	$24.6	$49.0
Hedge accounting	(0.9)	2.6
Foreign currency translation	1.8	(6.5)

Total comprehensive income	$25.5	$45.1

Note 12: Derivatives and Hedging Activities

The fair value gain or (loss) on the Company’s open derivative financial instruments consists of:

(In millions)	July 30, 2006	April 30, 2006
Livestock	$15.5	$2.7
Grains	(5.8)	2.7
Interest rates	(3.1)	(7.5)
Foreign currency	(3.7)	(3.3)

Note 13: Segment Data

The Company conducts its business through six reporting segments, Pork, Beef, International, HP, Other and Corporate, each of which is composed of a number of subsidiaries.

The Pork segment consists mainly of U.S. fresh pork and processed meats subsidiaries and the Company’s interests in processed meats operations. The Beef segment is composed mainly of U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interest in cattle feeding operations. The International segment is composed of international meat processing operations, mainly in France, Poland and Romania and the Company’s interests in international meat processing operations, mainly in Mexico and Spain. The HP segment consists mainly of hog production operations located in the U.S., Poland and Romania. The Other segment is mainly composed of the Company’s turkey production operations, its interests in turkey processing operations, and the Company’s alternative fuels subsidiary. Each of the segments has certain joint ventures and other investments in addition to their main operations.

The following table presents sales and operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	July 30, 2006	July 31, 2005
Sales:
Segment sales—
Pork	$1,735.7	$1,828.9
Beef	623.7	721.0
International	281.8	284.3
Hog Production	458.4	473.5
Other	44.0	36.9

Total segment sales	$3,143.6	$3,344.6

Intersegment sales—
Pork	$(5.7)	$(13.1)
Beef	(3.8)	(6.3)
International	(8.7)	(9.5)
Hog Production	(352.5)	(386.2)

Total intersegment sales	(370.7)	(415.1)

Consolidated sales	$2,772.9	$2,929.5

Operating profit(1):
Pork	$19.3	$9.6
Beef	4.9	7.3
International	(0.1)	(5.2)
Hog Production	90.0	115.0
Other	5.4	7.3
Corporate	(21.1)	(23.3)

Consolidated operating profit	$98.4	$110.7

(1)	The Company includes equity in income of affiliates in its calculation of operating profit in the appropriate related segment. These amounts represent income from businesses in which the Company holds less than a controlling interest but which businesses operate in similar lines of business as the Company.

The following table shows the change in the carrying amount of goodwill by reportable segment for the 13 weeks ended July 30, 2006:

(In millions)	Pork	Beef	Int’l.	HP	Other	Total
Balance, April 30, 2006	$266.0	$115.9	$143.2	$176.3	$19.5	$720.9
Foreign currency changes	—	—	3.9	2.0	—	5.9

Balance, July 30, 2006	$266.0	$115.9	$147.1	$178.3	$19.5	$726.8

Note 14: Subsequent Events

Acquisitions and Investments

On July 31, 2006 (fiscal 2007), the Company announced that it had signed a definitive agreement to acquire substantially all of the assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) for $575.0 million, subject to normal working capital adjustments. The business includes the packaged meats and turkey products sold under the Armour, Butterball, Eckrich, Margherita, Longmont and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants and other foodservice establishments. The Company intends to separate the Butterball turkey business from the non-turkey packaged meats business. Carolina Turkeys, an existing partnership between the Company and Maxwell Farms, Inc., is expected to acquire and operate the Butterball turkey business. The Company owns 49 percent of Carolina Turkeys, the fourth largest turkey producer in the U.S. The Company intends to allocate $325.0 million of the purchase price to be paid by Carolina Turkeys. To the extent that Carolina Turkeys is unable to finance this portion of the purchase price, the partners in the joint venture intend to contribute cash on a pro-rata basis. The remaining $250.0 million will be paid by the Company. The definitive agreement provides that the Company will pay this amount with $100 million in common stock and the balance in cash. The Company is evaluating various funding alternatives available to it for paying the remaining purchase price in cash, including accessing the debt or equity capital markets, borrowing under the New Credit Agreement or utilizing a combination of these sources. The transaction is subject to customary closing conditions. The Company expects the acquisition to close during its fiscal second quarter which ends October 29, 2006.

In August 2006 (fiscal 2007), the Company completed its investment, through a joint venture with Oaktree Capital Management, LLC called Groupe Smithfield S.L., in the European meats business of Sara Lee Corporation (SLFE) for $575.0 million, plus the assumption of excess pension-related liabilities of approximately $39.0 million. The Company contributed its French operations and cash of €50.0 million (approximately $63.1 million) to the unconsolidated 50/50 joint venture. The Company’s French operations had sales of $372.5 million during fiscal 2006. The newly formed joint venture is being financed by a 90-day unsecured credit facility of €329.0 million (approximately $421.0 million) which is guaranteed by the Company. See discussion in “Guarantees” below.

Discontinued Operations

In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix. The Company received net proceeds of approximately $31.4 million.

Debt Issuances

In August 2006 (fiscal 2007), the Company exercised its option to increase the amount committed under the New Credit Agreement by $200.0 million, resulting in a total of $1.2 billion of available borrowings under the New Credit Agreement.

In August 2006 (fiscal 2007), the Company and its subsidiary Smithfield Capital Europe BV (Smithfield Capital Europe), entered into a €300.0 million (approximately $384.0 million) secured revolving credit facility (the European Credit Agreement). The European Credit Agreement terminates in August 2009 unless extended pursuant to its terms. Smithfield Capital Europe may draw down funds as a revolving loan under the facility and the proceeds of any borrowings under the European Credit Agreement may be used for general corporate purposes. The European Credit Agreement is secured by the 12,098,559 shares of stock of Campofrío owned by two subsidiaries of the Company. In addition, the Company and three of its subsidiaries incorporated in Europe have unconditionally guaranteed Smithfield Capital Europe’s obligations, including payment obligations, under the European Credit Agreement.

Guarantees

In August 2006 (fiscal 2007), the Company and Tarvalón S.L. (Tarvalón) entered into an interim facility letter with Citigroup Global Markets Limited and The Royal Bank of Scotland plc (as Arrangers) and Citibank International Plc and The Royal Bank of Scotland plc (as Underwriters). Pursuant to the terms of the interim facility letter, the Company is the guarantor of an up to 90-day unsecured loan facility of €329.0 million (approximately $421.0 million) for Tarvalón. The Company and Tarvalón entered into the interim facility letter in order for Tarvalón to complete the acquisition of SLFE. The Company subsequently contributed Tarvalón to Groupe Smithfield S.L. The Company expects that Tarvalón will replace the interim facility letter with a credit facility that will not require the Company’s guarantee within 60 days of closing the SLFE acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This discussion of management’s views on the financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements and the related notes for the three-year period ended April 30, 2006, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

The Company conducts its business through six reporting segments, Pork, Beef, International, Hog Production (HP), Other and Corporate, each of which is composed of a number of subsidiaries.

The Pork segment consists mainly of U.S. fresh pork and processed meats subsidiaries and the Company’s interests in processed meats operations. The Beef segment is composed mainly of U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interest in cattle feeding operations. The International segment is composed of international meat processing operations, mainly in France, Poland and Romania and the Company’s interests in international meat processing operations, mainly in Mexico and Spain. The HP segment consists mainly of hog production operations located in the U.S., Poland and Romania. The Other segment is mainly composed of the Company’s turkey production operations, its interests in turkey processing operations, and the Company’s alternative fuels subsidiary. Each of the segments has certain joint ventures and other investments in addition to their main operations.

RESULTS OF OPERATIONS

Overview

General Factors Affecting the Results of Operations

The HP segment operating profit continued to be strong during the first quarter. Strong live hog prices, combined with the control of the Company’s raising costs, continued to drive very solid profitability for the HP segment during the first quarter of fiscal 2007. During the quarter, the Company had a four percent increase in raising costs mainly as a result of the impact of the circo virus at certain hog farms in the Company’s eastern operations and to a lesser degree in the Midwest.

Pork segment operating profits increased significantly over the prior year period. The current period includes $6.5 million of gains on open commodity positions that did not qualify as effective hedges under applicable accounting rules. Fresh pork, although improved over the prior year, remains depressed and the Company believes that significant capacity in the marketplace will result in continued pressure on fresh pork prices. Processed meats continue to be profitable but the Company believes that processed meats margins may be improved through on-going efforts to implement production and capacity efficiencies. The Company saw significant improvements over the prior year in several categories, including spiral hams, lunchmeat, dry sausage, precooked sausage and precooked ribs.

In fiscal 2004, a case of Bovine Spongiform Encephalopathy (BSE) was discovered in the State of Washington. In response to this discovery, many foreign countries, including Japan, South Korea, and other key Asian markets imposed bans on beef imports from the U.S. Japan lifted the ban on U.S. beef imports in December 2005 but reinstated it six weeks later when a single shipment of veal from the U.S. was determined to violate certain agreed-upon protocols. In June 2006 (fiscal 2007), the U.S. and Japan announced a new agreement to move towards restarting partial trade in U.S. beef from animals 20 months and younger. Efforts are also underway to reopen trade in U.S. beef with South Korea. However, even when partial trade in U.S. beef is resumed, the majority of U.S. beef will remain ineligible for export to Japan, South Korea and other key Asian markets due to the age limitation on cattle. It is not known at this time when remaining restrictions on U.S. beef exports will be lifted.

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

Acquisition

In April 2006 (fiscal 2006), the Company completed the acquisition of substantially all of the assets of Cook’s Hams, Inc. (Cook’s) in the Pork segment for approximately $260.3 million plus a $41.0 million working capital adjustment. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items sold to supermarket chains and grocers throughout the U.S. and Canada.

Disposition

During the first quarter of fiscal 2007, the Company recorded an after-tax write down on the assets of Quik-to-Fix, Inc. (Quik-to-Fix) totaling $10.4 million, net of tax of $5.9 million, in anticipation of the sale of substantially all of the assets and business of Quik-to-Fix. Sales of Quik-to-Fix were $17.0 million and $26.2 million for the 13 weeks ended July 30, 2006 and July 31, 2005, respectively. Quik-to-Fix had an after tax loss of $3.9 million, net of tax of $2.2 million, for the 13 weeks ended July 30, 2006 and was approximately break even for the 13 weeks ended July 31, 2005. In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix. The Company received net proceeds of approximately $31.4 million.

Results of Operations for the 13 Weeks ended July 30, 2006 and July 31, 2005

The following table presents sales by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	July 30, 2006	July 31, 2005	$ Change
Pork	$1,735.7	$1,828.9	$(93.2)
Beef	623.7	721.0	(97.3)
International	281.8	284.3	(2.5)
Hog Production	458.4	473.5	(15.1)
Other	44.0	36.9	7.1

	3,143.6	3,344.6	(201.0)
Intersegment sales	(370.7)	(415.1)	44.4

Total sales	$2,772.9	$2,929.5	$(156.6)

Total sales decreased $156.6 million, or five percent, to $2,772.9 million for the 13 weeks ended July 30, 2006 from $2,929.5 million for the 13 weeks ended July 31, 2005.

Pork segment sales decreased $93.2 million, or five percent, to $1,735.7 million for the 13 weeks ended July 30, 2006 from $1,828.9 million for the 13 weeks ended July 31, 2005. Including the acquisition of Cook’s, total pork volumes decreased seven percent with fresh pork volumes decreasing twelve percent and processed meats volumes increasing one percent. Excluding the acquisition of Cook’s, total pork volumes decreased nine percent with fresh pork volumes decreasing twelve percent and processed meats volumes decreasing four percent. The decrease in fresh pork volume was part of the Company’s overall strategy to shift to further processed products. The volume decreases were partially offset by a two percent increase in the average unit selling price.

Beef segment sales decreased $97.3 million, or 13%, to $623.7 million for the 13 weeks ended July 30, 2006 from $721.0 million for the 13 weeks ended July 31, 2005. The decrease in Beef segment sales was due primarily to the prior year sell off of $127.8 million of Company owned cattle. The Beef segment also had a seven percent increase in processing volumes.

International segment sales decreased $2.5 million, or one percent, to $281.8 million for the 13 weeks ended July 30, 2006 from $284.3 million for the 13 weeks ended July 31, 2005. Total meat volumes in the International segment increased two percent with fresh pork volumes decreasing five percent and processed meats volumes increasing eight percent. Also contributing to the decrease, average unit selling price decreased two percent mainly due to changes in product mix from last year’s quarter.

Hog Production segment sales decreased $15.1 million, or three percent, to $458.4 million for the 13 weeks ended July 30, 2006 from $473.5 million for the 13 weeks ended July 31, 2005. The decrease in HP segment sales was primarily due to a three percent decrease in head sold in the United States.

Other segment sales increased $7.1 million, or 19%, to $44.0 million for the 13 weeks ended July 30, 2006 from $36.9 million for the 13 weeks ended July 31, 2005. The Company’s bioenergy operations, which began limited production in the fourth quarter of fiscal 2006, contributed $4.0 million to the increase, with the remainder due to strong sales in the Company’s turkey operations.

Gross profit increased $4.0 million, or one percent, to $277.7 million for the 13 weeks ended July 30, 2006 from $273.7 million for the 13 weeks ended July 31, 2005. The increase was mainly the result of increased profitability in the Pork segment.

Selling, general and administrative expenses increased $2.4 million, or one percent, to $173.2 million for the 13 weeks ended July 30, 2006 from $170.8 million for the 13 weeks ended July 31, 2005. This increase was mainly due to selling, general and administrative expenses of Cook’s as well as a general increase in advertising and promotional expenses.

Equity in income of affiliates decreased $13.9 million, to a loss of $6.1 million for the 13 weeks ended July 30, 2006 from income of $7.8 million for the 13 weeks ended July 31, 2005. The decrease was mainly due to the Company’s investments in cattle feeding, which experienced lower cattle market prices in the first quarter of fiscal 2007 than in the first quarter of fiscal 2006. Also contributing to the decrease was lower income from the HP segment’s investments in Mexico and Brazil.

The following table presents operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	July 30, 2006	July 31, 2005	$ Change
Pork	$19.3	$9.6	$9.7
Beef	4.9	7.3	(2.4)
International	(0.1)	(5.2)	5.1
Hog Production	90.0	115.0	(25.0)
Other	5.4	7.3	(1.9)
Corporate	(21.1)	(23.3)	2.2

Total operating profit	$98.4	$110.7	$(12.3)

Total operating profit decreased $12.3 million, or 11%, to $98.4 million for the 13 weeks ended July 30, 2006 from $110.7 million for the 13 weeks ended July 31, 2005.

Pork segment operating profit increased $9.7 million to $19.3 million for the 13 weeks ended July 30, 2006 from $9.6 million for the 13 weeks ended July 31, 2005. The Pork segment benefited from improved fresh pork market conditions in spite of relatively high hog prices and a $6.5 million pre-tax mark-to-market gain on open commodity positions.

Beef segment operating profit decreased $2.4 million, or 33%, to $4.9 million for the 13 weeks ended July 30, 2006 compared to operating profit of $7.3 million for the 13 weeks ended July 31, 2005. Improved results in beef processing on lower cattle costs and higher demand were more than offset by losses related to the Company’s cattle feeding investments. As a result of the lower cattle markets, the Company’s cattle feeding investments reported a loss of $8.4 million versus a profit of $5.6 million in the prior year quarter.

International segment operating loss decreased $5.1 million to $0.1 million for the 13 weeks ended July 30, 2006 from $5.2 million for the 13 weeks ended July 31, 2005. The decrease was mainly due to $5.0 million in operating losses in the prior year quarter related to the temporary shutdown and product recall at the Company’s Constar plant in Poland. Excluding the prior year charges, International results from operations were relatively flat. The Company’s Polish operations continued to suffer from weak demand for white meat and results in France declined, due primarily to lower volumes and higher costs.

Hog Production segment operating profit decreased $25.0 million, or 22%, to $90.0 million for the 13 weeks ended July 30, 2006 from $115.0 million for the 13 weeks ended July 31, 2005. The decrease was mainly due to higher raising costs, lower volumes and a $4.2 million impairment charge in connection with the pending sale of the Company’s Brazilian hog production operation. Live hog prices of $51 per hundredweight remained about the same as the first quarter of last year. In the United States, however, volume was down three percent from a year ago and raising costs increased to $41.50 per hundredweight from $40.00 per hundredweight last year.

Other segment operating profit decreased $1.9 million, or 26%, to $5.4 million for the 13 weeks ended July 30, 2006 from $7.3 million for the 13 weeks ended July 31, 2005. Results from the Company’s joint venture turkey operations were down slightly from a year ago while the Company’s bioenergy operation continued to experience startup losses.

Corporate expenses decreased $2.2 million, or nine percent, to $21.1 million for the 13 weeks ended July 30, 2006 from $23.3 million for the 13 weeks ended July 31, 2005. The decrease is primarily due to lower variable compensation.

Interest expense increased $3.5 million, or nine percent, to $40.9 million for the 13 weeks ended July 30, 2006 from $37.4 million for the 13 weeks ended July 31, 2005. The increase was mainly due to increased debt and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate decreased to 32% for the 13 weeks ended July 30, 2006 as compared to 33% for the 13 weeks ended July 31, 2005. The decrease is mainly due to increased utilization of tax credits.

During the first quarter of fiscal 2007, the Company recorded an after-tax write down on the assets of Quik-to-Fix totaling $10.4 million, net of tax of $5.9 million, in anticipation of the sale of substantially all of the assets and business of Quik-to-Fix. Quik-to-Fix had a loss totaling $3.9 million, net of tax of $2.2 million, for the 13 weeks ended July 30, 2006 and was approximately break even for the 13 weeks ended July 31, 2005.

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

Cash Flows from Operating Activities

Cash used in operations was $22.7 million for the 13 weeks ended July 30, 2006 as compared to cash provided by operations of $99.7 million for the 13 weeks ended July 31, 2005. The change is mainly due to increased working capital in the current year period mainly resulting from a buildup of cattle inventory in the Company’s Beef segment as compared to a sell off of company owned cattle in the prior year quarter and the timing of cash receipts and payments partially offset by higher pension plan contributions in the prior year period.

Cash Flows from Investing Activities

Cash used in investing activities was $110.0 million for the 13 weeks ended July 30, 2006 and $135.2 million for the 13 weeks ended July 31, 2005. The decrease was mainly due to the Company’s investment in its cattle feeding joint venture in the prior year quarter partially offset by increased capital expenditures in the current year quarter.

During the first quarter of fiscal 2006, the Company contributed $74.3 million of its $104.3 million cash investment in Five Rivers Ranch Cattle Feeding LLC (Five Rivers). The contributions were funded initially from the Company’s revolving credit facility and subsequently from cash flow generated from the sale of cattle inventory which was not contributed to Five Rivers.

Capital expenditures in the 13 weeks ended July 30, 2006 totaled $106.5 million, as compared to $66.0 million in the 13 weeks ended July 31, 2005. Capital expenditures are related mainly to processed meats expansion, plant improvement projects and additional hog production facilities. As of July 30, 2006, the Company had approved capital expenditures of $342.9 million mainly for processed meats and foreign farm expansion as well as Romanian plant renovation and production efficiency projects. These commitments are expected to be funded over the next several years.

In August 2006 (fiscal 2007), the Company completed its investment, through a joint venture with Oaktree Capital Management, LLC (Oaktree) called Groupe Smithfield S.L., in the European meats business of Sara Lee Corporation (SLFE) for $575.0 million, plus the assumption of excess pension-related liabilities of approximately $39.0 million. The Company contributed its French operations and cash of €50.0 million (approximately $63.1 million) to the unconsolidated 50/50 joint venture. The Company’s French operations had sales of $372.5 million during fiscal 2006. The newly formed joint venture is being financed by a 90-day unsecured credit facility of €329.0 million (approximately $421.0 million) which is guaranteed by the Company. It is expected that the joint venture will enter into a stand-alone, non-recourse credit facility within 60 days of closing the acquisition, at which time the guarantee will be released.

In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix. The Company received net proceeds of approximately $31.4 million.

On July 31, 2006 (fiscal 2007), the Company announced that it had signed a definitive agreement to acquire substantially all of the assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) for $575.0 million, subject to normal working capital adjustments. The business includes the packaged meats and turkey products sold under the Armour, Butterball, Eckrich, Margherita, Longmont and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants, and other foodservice establishments. The Company intends to separate the Butterball turkey business from the non-turkey packaged meats business. Carolina Turkeys, an existing partnership between the Company and Maxwell Farms, Inc., is expected to acquire and operate the Butterball turkey business. The Company owns 49 percent of Carolina Turkeys, the fourth largest turkey producer in the U.S. The Company intends to allocate $325.0 million of the purchase price to be paid by Carolina Turkeys. To the extent that Carolina Turkeys is unable to finance this portion of the purchase price, the partners in the joint venture intend to contribute cash on a pro-rata basis. The remaining $250.0 million will be paid by the Company. The definitive agreement provides that the Company will pay this amount with $100 million in common stock and the balance in cash. The Company is evaluating various funding alternatives available to it for paying the remaining purchase price in cash, including accessing the debt or equity capital markets, borrowing under the New Credit Agreement or utilizing a combination of these sources. The transaction is subject to customary closing conditions. The Company expects the acquisition to close during its fiscal second quarter which ends October 29, 2006.

Cash Flows from Financing Activities

Cash provided by financing activities was $132.8 million for the 13 weeks ended July 30, 2006 and $51.3 million for the 13 weeks ended July 31, 2005. The increase is mainly due to higher borrowings on the Company’s revolving credit facility.

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

In August 2006 (fiscal 2007), the Company exercised its option to increase the amount committed by $200 million, resulting in $1.2 billion of available borrowings under the New Credit Agreement. In connection with this increase, the Company elected to prepay $17.5 million of variable interest senior notes which would have matured in 2011 and the Company repaid, at maturity, $101.5 million of senior notes. The amount committed under the New Credit Agreement may be increased up to $1.35 billion at the Company’s request under certain conditions.

In August 2006 (fiscal 2007), the Company and its subsidiary Smithfield Capital Europe BV (Smithfield Capital Europe), entered into a €300.0 million (approximately $384.0 million) secured revolving credit facility (the European Credit Agreement). The European Credit Agreement terminates in August 2009 unless extended pursuant to its terms. Smithfield Capital Europe may draw down funds as a revolving loan under the facility and the proceeds of any borrowings under the European Credit Agreement may be used for general corporate purposes. The European Credit Agreement is secured by the 12,098,559 shares of stock of Campofrío owned by two subsidiaries of the Company. In addition, the Company and three of its subsidiaries incorporated in Europe have unconditionally guaranteed Smithfield Capital Europe’s obligations, including payment obligations, under the European Credit Agreement.

As of July 30, 2006 the Company had aggregate credit facilities totaling $1,045.6 million including unused capacity of $342.7 million, of which $326.4 million represents unused capacity under the New Credit Agreement. The Company had net borrowings of $151.7 million on the New Credit Agreement during the 13 weeks ended

July 30, 2006 and had net borrowings of $9.0 million on the Old Credit Agreement during the 13 weeks ended July 31, 2005. As of August 24, 2006, the Company had aggregate credit facilities totaling $1,629.7 million including $512.7 million of unused capacity, of which $432.4 million represents unused capacity under the New Credit Agreement and $64.0 million represents unused capacity under the European Credit Agreement.

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. During the first quarter of fiscal 2006, the Company repurchased 230,000 shares of its common stock at an average price of $29.52 per share. As of July 30, 2006, the Company had 2,873,430 shares of common stock remaining under the share repurchase program.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking information includes statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and other strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The Company’s forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, the timing and extent to which beef export markets are reopened, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the investment performance of the Company’s pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for fiscal 2006 and in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed, or implied, by the statements. Any forward-looking statement that the Company makes speaks only as of the date of such statement, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performances, unless expressed as such, and should only be viewed as historical data.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006. The Company’s exposure to market risk has not changed materially since April 30, 2006.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Smithfield Packing operates a meat processing and packaging facility in Bedford, Virginia. The facility has experienced three recent, distinct chemical releases to the environment. A system malfunction in March 2006 (fiscal 2006) led to an airborne release of ammonia from the facility. A contractor discharged an ammonia/water mixture from an accumulator tank in May 2006 (fiscal 2007), and another contractor was responsible for a spill of an industrial cleaning chemical in July 2006 (fiscal 2007). Federal, state and local officials have investigated all of the releases and the EPA has issued formal information requests regarding the May and July 2006 releases. As a result of these investigations, the EPA and the Virginia Department of Environmental Quality have raised concerns over whether the Company fully complied with the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Emergency Planning and Community Right-to-Know Act (EPCRA), the federal Clean Water Act and the State Water Control Law with respect to these releases. The Company does not know whether a legal proceeding will be initiated by any governmental authority with respect to any of the releases. If any such legal proceeding is commenced, depending on the results of the investigations, then the Company could face potential monetary penalties. However, management believes that any ultimate liability with respect to these matters would not have a material adverse effect on the Company’s financial position or results of operations. As previously announced, the Company is closing its Bedford, Virginia facility as part of its east coast restructuring plan.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for fiscal 2006 includes a listing of risk factors to be considered by investors in the Company’s securities. Appearing below are an update of one of the risk factors in the Form 10-K and an additional risk that investors may wish to consider.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

At July 30, 2006, we had:

•	approximately $2,712.7 million of indebtedness,

•	guarantees of up to $98.0 million for the financial obligations of certain unconsolidated joint ventures and hog farmers, and

•	aggregate revolving credit facilities totaling $1,045.6 million, with unused capacity under these credit facilities of $326.4 million.

Since July 30, 2006, our level of indebtedness and borrowing capacity have increased. In August 2006, we guaranteed an up to 90-day interim unsecured loan facility of €329.0 million (approximately $421.0 million) for Tarvalón S.L., a joint venture entity that acquired the European meats business of Sara Lee Corporation in which we have a 50% interest. We expect that Tarvalón will replace the interim facility with a credit facility that will not require our guarantee within 60 days of closing the acquisition; however, we can not assure you that this will occur. Also in August 2006, the amount committed under the New Credit Agreement was increased from $1.0 billion to $1.2 billion and we entered into a new €300 million (approximately $384 million) secured revolving credit facility which we refer to as the European Credit Agreement under which one of our European subsidiaries may borrow for general corporate purposes.

We expect our indebtedness, including borrowings under the New Credit Agreement and the European Credit Agreement, may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Our consolidated indebtedness level could significantly affect our business because:

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

In addition, our credit agreements and senior secured note agreements contain financial covenants tied to leverage, interest coverage and working capital. Our debt agreements also restrict the payment of dividends to shareholders and under certain circumstances may limit additional borrowings, investments, the acquisition or disposition of assets, mergers and transactions with affiliates.

As currently structured, a breach of a covenant or restriction in any of these agreements could result in a default that would in turn cause a default under other agreements, allowing the affected lenders to accelerate the repayment of principal and accrued interest on their outstanding debt, if they choose, and, in the case of the credit agreements, terminate their commitments to lend additional funds. The future ability of us and our operating subsidiaries to comply with financial covenants, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors including the other risks described in our Annual Report on Form 10-K for fiscal 2006.

We have significant credit exposure to certain customers.

Our ten largest customers represented approximately 25% of net sales for fiscal year 2006. We do not have long-term sales agreements (other than to certain third-party hog customers) or other contractual assurance as to future sales to these major customers. In addition, continued consolidation within the retail industry, including among supermarkets, warehouse clubs and food distributors, has resulted in an increasingly concentrated retail base. To the extent these trends continued to occur, our net sales and profitability may be increasingly sensitive to a deterioration in the financial condition of or other adverse developments in our relationship with one or more customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 1 to May 28, 2006	1,199	(1)	$27.42	—	2,873,430
May 29 to July 2, 2006	—		n/a	n/a	2,873,430
July 3 to July 30, 2006	—		n/a	n/a	2,873,430

Total	1,199	(1)	$27.42	n/a	2,873,430

(1)	The purchases were made in open market transactions and the shares are held in a rabbi trust under the Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (the Directors Plan) to mirror deferred stock grants and fee deferrals. The Directors Plan was approved by the Company’s shareholders on August 26, 2005 and authorizes 300,000 shares for distribution to non-employee directors under its terms.

(2)	As of July 30, 2006, the Company’s board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares the Company may repurchase under the plan were authorized on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

In Item 1 “Business” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, the Company disclosed a labor proceeding involving the Company’s plant in Wilson, North Carolina. Although the following is not information required to be disclosed in a Current Report on Form 8-K, the Company makes the following update regarding that proceeding:

The Company has recently been involved in a proceeding regarding union representation of employees at its Wilson, North Carolina processing facility. On August 31, 2006, the National Labor Relations Board (the NLRB) overturned an administrative law judge’s order that a bargaining order be entered against the Company. The NLRB has ordered, among other things, that a new election be held at the plant. Although either party may appeal, Smithfield plans to comply with the order and is in the process of doing so. If and when the NLRB schedules another representation election at the Wilson plant, the Company will participate in the election process. The outcome of the election, if and when it takes place, will determine whether approximately 450 employees at the Wilson plant will be unionized.

Item 6. Exhibits

Exhibit 2.1	—	Agreement, dated June 26, 2006, among the Company, Sara Lee Corporation and Tarvalón, S.L. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2006).

Exhibit 2.2	—	Asset Purchase Agreement, dated July 31, 2006, between ConAgra Foods Packaged Foods Company, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2006).

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Form 10-Q Quarterly Report filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1	—

Multicurrency Revolving Facility Agreement dated August 22, 2006 between Smithfield Foods, Inc., Smithfield Capital Europe BV, the subsidiary guarantors party thereto, the lenders party thereto, BNP Paribas and Societe Generale Corporate & Investment Banking as lead arrangers, and Societe Generale as facility agent and security agent relating to a €300,000,000 secured revolving credit facility (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2006).

Exhibit 10.1	—	Compensation for Named Executive Officers for fiscal 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2006).

Exhibit 10.2	—	Interim Facility Letter, dated as of August 4, 2006, from Citigroup Global Markets Limited and The Royal Bank of Scotland plc (as Arrangers) and from Citibank International Plc and The Royal Bank of Scotland plc (as Underwriters) to Tarvalón, S.L. and to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.3	—	Contribution Agreement, dated June 29, 2006, among Tarvalón, S.L., SFDS Global Holdings BV (a wholly-owned subsidiary of the Company), OCM Luxembourg EPOF SARL (a wholly-owned subsidiary of Oaktree Capital Management LLC), and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2006).

Exhibit 10.4	—	Amended and Restated Contribution Agreement, dated as of August 7, 2006, by and among Tarvalón, S.L., Groupe Smithfield S.L. (then known as Bacarreto, S.L.), SFDS Global Holdings BV, OCM Luxembourg EPOF Meats Holdings SARL, OCM Luxembourg OPPS Meats Holdings SARL, OCM Luxembourg EPOF SARL, and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.5	—	Earn-Out Agreement, dated as of August 7, 2006, by and among OCM Luxembourg EPOF Meats Holdings SARL, OCM Luxembourg OPPS Meats Holdings SARL, SFDS Global Holdings BV, and Groupe Smithfield S.L. (then known as Bacarreto, S.L.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.6	—	Stockholders Agreement, dated as of August 7, 2006, among Groupe Smithfield S.L. (then known as Bacarreto, S.L.), SFDS Global Holdings BV, OCM Luxembourg EPOF Meats Holdings SARL, and OCM Luxembourg OPPS Meats Holdings SARL (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.7	—	Compensation for Named Executive Officers for fiscal 2007, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 10.8	—	Consulting Agreement, dated August 30, 2006, by and between the Company and Joseph W. Luter, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 10.9	—	Compensation for Non-Employee Directors as of August 30, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/S/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

/S/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date: September 8, 2006