Form 10-Q
period 2006-10-29
SMITHFIELD FOODS INC
filed 2006-12-08
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2006

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

At November 30, 2006, 111,842,366 shares of the Registrant’s Common Stock ($.50 per value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
	(Unaudited)
Sales	$2,807.7	$2,872.0	$5,580.6	$5,801.5
Cost of sales	2,545.6	2,589.9	5,040.8	5,245.7

Gross profit	262.1	282.1	539.8	555.8
Selling, general and administrative expenses	174.2	172.4	347.4	343.2
Interest expense	43.8	36.8	84.7	74.2
Equity in (income) loss of affiliates	(19.6)	(4.4)	(13.5)	(12.2)

Income from continuing operations before income taxes	63.7	77.3	121.2	150.6
Income taxes	19.0	25.7	37.6	50.0

Income from continuing operations	44.7	51.6	83.6	100.6
Loss from discontinued operations, net of tax of $(2.2)	—	—	(3.9)	—
Loss on sale of discontinued operations, net of tax of $(5.9)	—	—	(10.4)	—

Net income	$44.7	$51.6	$69.3	$100.6

Income per share:
Basic
Continuing operations	$.40	$.46	$.75	$.91
Discontinued operations	—	—	(.13)	—

Net income per common share	$.40	$.46	$.62	$.91

Diluted
Continuing operations	$.40	$.46	$.75	$.90
Discontinued operations	—	—	(.13)	—

Net income per diluted common share	$.40	$.46	$.62	$.90

Weighted average shares outstanding:
Basic	111.3	111.1	111.2	111.1
Effect of dilutive stock options	0.8	0.9	0.8	1.0

Diluted	112.1	112.0	112.0	112.1

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	October 29, 2006	April 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84.1	$89.4
Accounts receivable, net	729.6	650.8
Inventories	1,904.1	1,585.2
Prepaid expenses and other current assets	123.3	63.4
Assets of discontinued operations	—	30.8

Total current assets	2,841.1	2,419.6

Property, plant and equipment	3,468.6	3,325.6
Accumulated depreciation	(1,245.6)	(1,259.6)

Property, plant and equipment, net	2,223.0	2,066.0

Goodwill	701.0	720.9
Investments	675.1	487.6
Other	436.3	453.1
Assets of discontinued operations	—	29.3

Total assets	$6,876.5	$6,176.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$263.9	$43.1
Current portion of long-term debt and capital lease obligations	100.4	215.7
Accounts payable	600.1	539.9
Accrued expenses and other current liabilities	457.5	409.2
Liabilities of discontinued operations	—	33.9

Total current liabilities	1,421.9	1,241.8

Long-term debt and capital lease obligations	2,814.0	2,313.9
Other	519.6	517.3
Liabilities of discontinued operations	—	57.0

Total liabilities	4,755.5	4,130.0

Minority interests	16.4	18.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 111,367,692 and 111,167,542 issued and outstanding	55.7	55.6
Additional paid-in capital	497.6	494.1
Stock held in trust	(52.1)	(51.8)
Retained earnings	1,627.3	1,558.0
Accumulated other comprehensive loss	(23.9)	(27.7)

Total shareholders’ equity	2,104.6	2,028.2

Total liabilities and shareholders’ equity	$6,876.5	$6,176.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	26 Weeks Ended
	October 29, 2006	October 30, 2005
	(Unaudited)
Cash flows from operating activities:
Net income	$69.3	$100.6
Adjustments to reconcile net cash flows from operating activities:
Loss from discontinued operation, net of tax	3.9	—
Loss on sale of discontinued operation, net of tax	10.4	—
Impairment loss	4.2	8.4
Depreciation and amortization	112.5	108.1
Changes in operating assets and liabilities and other, net of effect of acquisitions:
Accounts receivable	(147.3)	(100.2)
Inventories	(168.6)	83.6
Accounts payable	117.5	79.0
Accrued expenses and other liabilities	7.7	(125.2)
Other	(114.3)	(88.3)

Net cash flows from operating activities	(104.7)	66.0

Cash flows from investing activities:
Capital expenditures, net of proceeds from disposals	(222.9)	(152.8)
Business acquisitions, net of cash acquired	(240.8)	(13.7)
Business dispositions	31.4	—
Investments and other	(67.5)	(96.4)

Net cash flows from investing activities	(499.8)	(262.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and changes in notes payable	230.8	126.2
Principal payments on long-term debt and capital lease obligations	(227.7)	(38.9)
Net borrowings on revolving credit facilities	594.5	111.0
Other	0.8	(8.5)

Net cash flows from financing activities	598.4	189.8

Cash flows from discontinued operations:
Net cash flows from operating activities	3.3	(4.1)
Net cash flows from investing activities	(0.6)	(5.4)
Net cash flows from financing activities	(2.7)	9.5

Net cash flows from discontinued operations activities	—	—

Effect of foreign exchange rate changes on cash	0.8	0.3
Net change in cash and cash equivalents	(5.3)	(6.8)
Cash and cash equivalents at beginning of period	89.4	84.8

Cash and cash equivalents at end of period	$84.1	$78.0

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

These statements should be read in conjunction with the audited consolidated financial statements and the related notes which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006. The interim consolidated condensed financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2: New Accounting Pronouncement

In September 2006 (fiscal 2007), the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (FAS 158). One provision of FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will be required to adopt this provision of FAS 158 in its annual financial statements for fiscal 2007. The Company is currently evaluating the impact of FAS 158 on its consolidated financial statements.

In July 2006 (fiscal 2007), the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the Company beginning with the first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

Note 3: Acquisitions

The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations of the acquisitions from the respective dates of acquisition.

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (Armour-Eckrich) in the Pork segment for $228.4 million, subject to normal working capital adjustments (See “Note 5: Investments” below regarding Butterball, LLC’s acquisition of the turkey product assets of the branded meats business of ConAgra Foods, Inc.). The business includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants and other foodservice

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

establishments. As a result of the acquisition, the Company estimates that it has added approximately 600 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of approximately $1,038.2 million. This acquisition immediately advances the Company’s strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets to assist the Company in its final determination of the purchase price allocation. The outcome of those valuations may change the preliminary allocation of the purchase price. A preliminary estimate of $145.5 million has been calculated as negative goodwill, which represents the excess of fair value of the assets acquired and liabilities assumed over the purchase price. In accordance with SFAS No. 141, the excess of the fair value over the purchase price has been preliminarily accounted for as a reduction to certain assets acquired.

Had the acquisition of Armour-Eckrich occurred at the beginning of the preceding fiscal year, sales would have been $3,079.0 million and $3,137.3 million for the 13 weeks, and $6,147.1 million and $6,352.7 million for the 26 weeks, ended October 29, 2006 and October 30, 2005, respectively. There would not have been a material effect on net income or net income per diluted share or on the Company’s financial position for the 13 or 26 weeks ended October 30, 2005 or October 29, 2006.

In October 2006 (fiscal 2007), the Company acquired the remaining ten percent of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) in the Pork segment for approximately $6.7 million. The Company has preliminarily recorded $3.0 million in goodwill in connection with the minority interest buyout. The Company acquired the initial 90% in September 2003 (fiscal 2004).

In April 2006 (fiscal 2006), the Company completed the acquisition of substantially all of the assets of Cook’s Hams, Inc. (Cook’s) in the Pork segment for approximately $264.2 million plus a $41.0 million working capital adjustment. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items sold to supermarket chains and grocers throughout the U.S. and Canada. As a result of the acquisition, the Company estimates that it has added approximately 275 million pounds annually of products, almost all of which are traditional and spiral sliced smoked bone-in hams. For the twelve months immediately prior to the acquisition, Cook’s had net sales of approximately $332.3 million. The acquisition fits into the Company’s strategy of growing the higher-value processed meats side of the business and utilizing raw materials internally. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets to assist the Company in its final determination of the purchase price allocation. The Company preliminarily recorded the fair value of trademarks totaling $75.0 million and the preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $134.6 million.

Had the acquisitions of the remaining shares of Cumberland Gap and Cook’s occurred at the beginning of the preceding fiscal year, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for the 13 or 26 weeks ended October 30, 2005 and October 29, 2006.

Note 4: Discontinued Operation

In June 2006 (fiscal 2007), the Company reported that it had signed a letter of intent, subject to a definitive agreement, to sell substantially all of the assets and business of Quik-to-Fix Foods, Inc. (Quik-to-Fix). In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix for net proceeds of approximately $31.4 million. As a result, Quik-to-Fix is being reported as a discontinued operation. During the first quarter of fiscal 2007, the Company recorded an after-tax write down on the assets of Quik-to-Fix totaling $10.4 million, net of tax of $5.9 million, in anticipation of the sale. Sales of Quik-to-Fix

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

were $4.5 million and $29.6 million for the 13 weeks ended October 29, 2006 and October 30, 2005, respectively, and $21.5 million and $55.8 million for the 26 weeks ended October 29, 2006 and October 30, 2005, respectively. Quik-to-Fix had an after tax loss of $3.9 million, net of tax of $2.2 million, for the 26 weeks ended October 29, 2006 and was approximately break even for the 26 weeks ended October 30, 2005.

Note 5: Investments

Investments consist of the following:

(In millions)	October 29, 2006	April 30, 2006
Groupe Smithfield S.L. (Groupe Smithfield)	$191.0	$—
Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	153.6	157.3
Campofrío Alimentación S.A. (Campofrío)	143.3	143.4
Agroindustrial del Noroeste (Norson)	49.5	47.1
Butterball, LLC (Butterball)	49.3	45.3
Granjas Carroll de Mexico (Granjas)	32.6	31.4
Other	55.8	63.1

Total investments	$675.1	$487.6

Groupe Smithfield

In August 2006 (fiscal 2007), the Company completed its investment in Groupe Smithfield, a 50/50 joint venture with Oaktree Capital Management, LLC (Oaktree), which purchased the European meats business of Sara Lee Corporation. The Company contributed its French operations, reported in the International segment, and cash of €50.0 million (approximately $63.1 million). As of the date of the formation of the joint venture, the Company no longer consolidates its French operations. The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield as “Equity in (income) loss of affiliates” in its consolidated statements of income in the International segment. Prior to the contribution to Groupe Smithfield, sales from the contributed French operations were $7.5 million and $98.9 million for the 13 and 26 weeks ended October 29, 2006, respectively, and $93.1 million and $191.1 million for the 13 and 26 weeks ended October 30, 2005, respectively. Prior to the contribution to Groupe Smithfield, operating losses from the contributed French operations were $0.5 million and $6.5 million for the 13 and 26 weeks ended October 29, 2006, respectively, and $2.2 million and $5.3 million for the 13 and 26 weeks ended October 30, 2005, respectively.

Butterball

In October 2006 (fiscal 2007), concurrent with the Company’s acquisition of Armour-Eckrich, Carolina Turkeys, LLC, an existing partnership of which the Company owns 49%, financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball, LLC.

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

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 6: Inventories

Inventories consist of the following:

(In millions)	October 29, 2006	April 30, 2006
Fresh and processed meats	$858.1	$644.4
Live hogs	505.4	486.2
Live cattle	325.5	294.8
Manufacturing supplies	65.6	58.6
Other	124.1	125.2
Fair value derivative instrument adjustment	25.4	(24.0)

Total inventories	$1,904.1	$1,585.2

Note 7: Debt Issuances

In October 2006 (fiscal 2007), the Company borrowed $125.0 million under a short term uncommitted line of credit with JPMorgan Chase Bank, N.A. and $125.0 million under a short-term uncommitted line of credit with Citibank, N.A. (collectively, the Short-term Credit Agreements). The Company used the aggregate $250.0 million borrowed under the Short-term Credit Agreements to pay down borrowings under the Company’s Revolving Credit Facility. The Company is required to repay the aggregate $250.0 million borrowed under the Short-term Credit Agreements on the earliest to occur of (i) demand from the lender or (ii) January 15, 2007. The Company is currently exploring alternatives for the repayment of the balance under the Short-Term Credit Agreements. These alternatives include using availability under the New Credit Agreement (as defined below), accessing the debt market or extending the repayment period of the Short-Term Credit Agreements.

In August 2006 (fiscal 2007), the Company and its subsidiary, Smithfield Capital Europe BV (Smithfield Capital Europe), entered into a €300.0 million (approximately $382.3 million) secured revolving credit facility (the European Credit Agreement). The European Credit Agreement terminates in August 2009 unless extended pursuant to its terms. Smithfield Capital Europe may draw down funds as a revolving loan under the facility and the proceeds of any borrowings under the European Credit Agreement may be used for general corporate purposes. The European Credit Agreement is secured by the Company’s Campofrío stock. In addition, the Company and three of its subsidiaries incorporated in Europe have unconditionally guaranteed Smithfield Capital Europe’s obligations, including payment obligations. As of October 29, 2006, the European Credit Agreement had an outstanding balance of $318.4 million with unused capacity of $63.7 million.

In fiscal 2006, the Company’s Polish subsidiaries, in the International segment, issued PLN 838.0 million (approximately $211.6 million) in variable rate debt. The interest rates are all indexed to WIBOR (Warsaw InterBank Offered Rate) with spreads ranging from 75 to 125 basis points. The loans mature between 2007 and 2015.

In August 2005 (fiscal 2006), the Company entered into a $1.0 billion secured revolving credit agreement (the New Credit Agreement) that replaced the Company’s then existing credit facility (the Old Credit Agreement). The New Credit Agreement matures in August 2010. The Company may draw down funds as a revolving loan or a swingline loan and obtain letters of credit under the New Credit Agreement. The proceeds of any borrowings under the New Credit Agreement may be used to finance working capital needs and for other general corporate purposes of the Company. In August 2006 (fiscal 2007), the Company exercised its option to increase the amount committed under the New Credit Agreement by $200.0 million, resulting in a total of $1.2 billion available for borrowings under the New Credit Agreement. The amount committed under the New Credit Agreement may be increased up to $1.35 billion at the Company’s request under certain conditions. As of October 29, 2006, the Company had $378.5 million of unused capacity under the New Credit Agreement after giving effect to outstanding letters of credit.

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 8: Guarantees

As part of its business, the Company is a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets. The possibility that the Company would have to make actual cash outlays in connection with these obligations is largely dependent on the performance of the guaranteed party or the occurrence of future events that the Company is unable to predict. The Company would record a liability if events occurred that required one to be established.

As of October 29, 2006, the Company had guarantees for the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations as of that date were: up to $92.0 million of debt borrowed by Norson; up to $3.5 million of liabilities with respect to currency swaps executed by Granjas; and $2.5 million with respect to debt borrowed by one of the Company’s Brazilian joint ventures, Carroll’s Foods do Brasil S.A. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the New Credit Agreement.

In August 2006 (fiscal 2007), the Company and Tarvalón S.L. (Tarvalón), the predecessor to Groupe Smithfield, entered into an interim facility letter with Citigroup Global Markets Limited and The Royal Bank of Scotland plc (as Arrangers) and Citibank International Plc and The Royal Bank of Scotland plc (as Underwriters). Pursuant to the terms of the interim facility letter, the Company was the guarantor of an up to 90-day unsecured loan facility of €329.0 million (approximately $421.0 million) for Tarvalón. In September 2006 (fiscal 2007), Tarvalón obtained long-term financing that was used to repay all of the obligations under the interim facility letter. In connection with that refinancing and pursuant to the terms of the interim facility letter, the Company was released from all present and future obligations under the interim facility letter, including its guarantee obligations. The Company is not a guarantor with respect to Tarvalón’s long-term financing.

Note 9: Pension Plans

The components of net periodic pension cost consist of:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Service cost	$5.7	$5.9	$11.4	$11.8
Interest cost	15.4	13.8	30.3	27.6
Expected return on plan assets	(16.2)	(15.5)	(32.3)	(31.1)
Net amortization	2.1	1.9	4.1	3.9

Net periodic pension costs	$7.0	$6.1	$13.5	$12.2

Note 10: Shareholders’ Equity

Stock Options

The Company adopted FASB SFAS No. 123R, “Share-Based Payment” (SFAS 123R) as of May 1, 2006. The adoption of SFAS 123R did not have a material effect on the Company’s financial statements as the Company had previously elected to utilize the fair value method defined in SFAS 123 for all options granted subsequent to April 28, 2002. Under SFAS 123, the Company recognized compensation expense based on the fair value of the options determined using the Black-Scholes option pricing model and weighted average assumptions.

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Had the Company used the fair value method, using the Black-Scholes option pricing model and weighted average assumptions, to determine compensation expense for its stock options granted prior to fiscal 2003, net income and net income per basic and diluted share would have been as follows:

(In millions)	13 Weeks Ended October 30, 2005	26 Weeks Ended October 30, 2005
Net income, as reported	$51.6	$100.6
Pro forma net income	50.9	99.2
Net income per share, as reported:
Basic	.46	.91
Diluted	.46	.90
Pro forma net income per share:
Basic	.46	.89
Diluted	.45	.88

Stock Held in Trust

During the first quarter of fiscal 2006, the Company purchased, for contribution to a pension plan, 1,500,000 shares of Company stock at an average price of $28.18 per share. The plan currently holds 1,850,000 shares at an average cost of $27.66 per share.

Share Repurchases

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. During the first half of fiscal 2006, the Company repurchased 230,000 shares of its common stock at an average price of $29.52 per share. As of October 29, 2006, the Company had 2,873,430 shares of common stock remaining under the share repurchase program.

Note 11: Comprehensive Income

The components of comprehensive income, net of tax, consist of:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Net income	$44.7	$51.6	$69.3	$100.6
Hedge accounting	10.1	(27.2)	9.2	(24.6)
Unrealized gain on securities	—	1.3	—	1.3
Foreign currency translation	(7.2)	3.6	(5.4)	(2.9)

Total comprehensive income	$47.6	$29.3	$73.1	$74.4

Note 12: Derivatives and Hedging Activities

The fair value gain or (loss) on the Company’s open derivative financial instruments consists of:

(In millions)	October 29, 2006	April 30, 2006
Livestock	$(31.4)	$2.7
Grains	11.8	2.7
Interest rates	(3.3)	(7.5)
Foreign currency	(3.2)	(3.3)

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 13: Segment Data

The Company conducts its business through six reporting segments, Pork, Beef, International, HP, Other and Corporate, each of which is composed of a number of subsidiaries.

The Pork segment consists mainly of U.S. fresh pork and processed meats subsidiaries and the Company’s interests in processed meats operations. The Beef segment is composed mainly of U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interest in cattle feeding operations. The International segment is composed of international meat processing operations, mainly in Poland, Romania and the United Kingdom, and the Company’s interests in international meat processing operations, mainly in Western Europe, Mexico, Romania and China. The HP segment consists mainly of hog production operations located in the U.S., Poland and Romania. The Other segment is mainly composed of the Company’s wholly-owned turkey production operations, its interests in turkey processing operations and the Company’s alternative fuels subsidiary. Each of the segments has certain joint ventures and other investments in addition to their main operations.

The following table presents sales and operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Sales:
Segment sales—
Pork	$1,834.4	$1,798.3	$3,570.1	$3,627.2
Beef	632.8	683.6	1,256.5	1,404.6
International	220.6	297.6	502.4	581.9
Hog Production	463.7	483.0	922.1	956.5
Other	37.4	39.8	81.4	76.7

Total segment sales	$3,188.9	$3,302.3	$6,332.5	$6,646.9

Intersegment sales—
Pork	$(6.0)	$(12.8)	$(11.7)	$(25.8)
Beef	(5.2)	(7.1)	(9.0)	(13.4)
International	(12.3)	(14.1)	(21.0)	(23.6)
Hog Production	(357.7)	(396.3)	(710.2)	(782.6)

Total intersegment sales	(381.2)	(430.3)	(751.9)	(845.4)

Consolidated sales	$2,807.7	$2,872.0	$5,580.6	$5,801.5

Operating profit(1):
Pork	$25.2	$26.6	$44.5	$36.2
Beef	6.0	(4.3)	10.9	3.0
International	8.1	(1.3)	8.0	(6.5)
Hog Production	76.3	103.0	166.3	218.0
Other	10.2	10.4	15.6	17.7
Corporate	(18.3)	(20.3)	(39.4)	(43.6)

Consolidated operating profit	107.5	114.1	205.9	224.8
Interest expense	(43.8)	(36.8)	(84.7)	(74.2)

Income from continuing operations before income taxes	$63.7	$77.3	$121.2	$150.6

(1)	The Company includes equity in income of affiliates in its calculation of operating profit in the appropriate related segment. These amounts represent income from businesses in which the Company holds less than a controlling interest and which businesses operate in similar lines of business as the Company.

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table shows the change in the carrying amount of goodwill by reportable segment for the 26 weeks ended October 29, 2006:

(In millions)	Pork	Beef	Int’l.	HP	Other	Total
Balance, April 30, 2006	$266.0	$115.9	$143.2	$176.3	$19.5	$720.9
Acquisitions(1)	3.0	—	3.0	—	—	6.0
Contributions on formation of joint venture(2)	—	—	(34.0)	—	—	(34.0)
Purchase price adjustment(3)	4.2	—	—	—	—	4.2
Other goodwill adjustments(4)	(0.2)	—	3.9	0.2	—	3.9

Balance, October 29, 2006	$273.0	$115.9	$116.1	$176.5	$19.5	$701.0

(1)	Reflects the acquisition of the remaining ten percent of the outstanding shares of Cumberland Gap in the Pork segment and the remaining shares of a company in the International segment.
(2)	Reflects the contribution of the Company’s French operations to Groupe Smithfield.
(3)	Reflects adjustments to Cook’s purchase price due to preliminary working capital adjustments.
(4)	Other goodwill adjustments primarily include foreign currency translations.

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

The Pork segment consists mainly of U.S. fresh pork and packaged meats subsidiaries and the Company’s interests in processed meats operations. The Beef segment is composed mainly of U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interest in cattle feeding operations. The International segment is composed of international meat processing operations, mainly in Poland, Romania and the United Kingdom, and the Company’s interests in international meat processing operations, mainly in Western Europe, Mexico, Romania and China. The HP segment consists mainly of hog production operations located in the U.S., Poland and Romania. The Other segment is mainly composed of the Company’s wholly-owned turkey production operations, its interests in turkey processing operations and the Company’s alternative fuels subsidiary. Each of the segments has certain joint ventures and other investments in addition to their main operations.

RESULTS OF OPERATIONS

Overview

General Factors Affecting the Results of Operations

In August 2006 (fiscal 2007), the Company completed its investment in Groupe Smithfield S.L. (Groupe Smithfield), a 50/50 joint venture, which purchased the European meats business of Sara Lee Corporation (SLFE), for $575.0 million in cash, plus the assumption of excess pension related liabilities of approximately $39.0 million. To form the joint venture, the Company contributed its French operations, reported in the International segment, and cash of €50.0 million (approximately $63.1 million) and Oaktree Capital Management, LLC (Oaktree) contributed cash of €108.9 million (approximately $137.4 million) and a contingent, convertible note of €40.0 million (approximately $50.4 million).

The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield in the “Equity in (income) loss of affiliates” line of its consolidated income statement in the International segment. This treatment affects the comparability of results in the future. Prior to the contribution to Groupe Smithfield, sales from the contributed French operations were $7.5 million and $98.9 million for the 13 and 26 weeks ended October 29, 2006, respectively, and $93.1 million and $191.1 million for the 13 and 26 weeks ended October 30, 2005, respectively. Prior to the contribution to Groupe Smithfield, operating losses from the contributed French operations were $0.5 million and $6.5 million for the 13 and 26 weeks ended October 29, 2006, respectively, and $2.2 million and $5.3 million for the 13 and 26 weeks ended October 30, 2005, respectively.

Pork segment operating profits decreased slightly over the prior year quarter. The fresh pork market remains depressed despite the fact that fall is typically the strongest season for fresh pork. The 13 and 26 week periods ended October 29, 2006 include $3.0 million and $9.5 million, respectively, of gains on open commodity positions that did not qualify as effective hedges under applicable accounting rules. The prior year period includes $16.3 million in plant closure charges related to the Company’s east coast restructuring plan.

The Company’s hog production operations have been adversely affected by an increase in the cost of feed ingredients and the on-going health issues in the Company’s east coast livestock production operations as a result of circovirus. This has resulted in higher raising costs and fewer head brought to market.

In fiscal 2004, a case of Bovine Spongiform Encephalopathy (BSE) was discovered in the State of Washington. In response to this discovery, many foreign countries, including Japan, South Korea and other key Asian markets, imposed bans on beef imports from the U.S. Japan lifted the ban on U.S. beef imports in December 2005 but reinstated it six weeks later when a single shipment of veal from the U.S. was determined to violate certain agreed-upon protocols. In June 2006 (fiscal 2007), the U.S. and Japan announced a new agreement to move towards restarting partial trade in U.S. beef from animals 20 months and younger. Efforts are also underway to reopen trade in U.S. beef with South Korea. However, even though partial trade in U.S. beef has resumed, the majority of U.S. beef remains ineligible for export to Japan, South Korea and other key Asian markets due to the age limitation on cattle. It is not known at this time when remaining restrictions on U.S. beef exports will be lifted.

During the first quarter of fiscal 2006, the Company’s Polish operations temporarily shut down a red meat plant in connection with media reports on food safety and related issues. The Company voluntarily shut down the plant for ten days and recalled some previously shipped product. The shutdown and returns resulted in approximately $5 million of operating losses during the first quarter of fiscal 2006. After the shutdown, the Polish operations experienced a sharp reduction in packaged meat volumes that has significantly improved in fiscal 2007. The Polish operations also incurred increased marketing and promotional expenditures in the areas affected by the recall. Those expenditures have since returned to normal levels.

Acquisitions

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (Armour-Eckrich) in the Pork segment for $228.4 million, subject to normal working capital adjustments (See “Item 1. Financial Statements, Note 5: Investments” regarding Butterball, LLC’s acquisition of the turkey product assets of the branded meats business of ConAgra Foods, Inc.). The business includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants and other foodservice establishments. As a result of the acquisition, the Company estimates that it has added approximately 600 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of approximately $1,038.2 million. This acquisition immediately advances the Company’s strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets to assist the Company in its final determination of the purchase price allocation. The outcome of those valuations may change the preliminary allocation of the purchase price. A preliminary estimate of $145.5 million has been calculated as negative goodwill, which represents the excess of fair value of the assets acquired and liabilities assumed over the purchase price. In accordance with SFAS No. 141, the excess of the fair value over the purchase price over cost has been preliminarily accounted for as a reduction to certain assets acquired.

In October 2006 (fiscal 2007), the Company acquired the remaining ten percent of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) in the Pork segment for approximately $6.7 million. The Company has preliminarily recorded $3.0 million in goodwill in connection with the minority interest buyout. The Company acquired the initial 90% in September 2003 (fiscal 2004).

In April 2006 (fiscal 2006), the Company completed the acquisition of substantially all of the assets of Cook’s Hams, Inc. (Cook’s) in the Pork segment for approximately $264.2 million plus a $41.0 million working capital adjustment. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items sold to supermarket chains and grocers throughout the U.S. and Canada. As a result of the acquisition, the Company estimates that it has added approximately 275 million pounds annually of products, almost all of which are traditional and spiral sliced smoked bone-in hams. For the twelve months immediately prior to the acquisition, Cook’s had net sales of approximately $332.2 million. The acquisition fits into the Company’s strategy of growing the higher-value processed meats side of the business and utilizing raw materials internally. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets to assist the Company in its final determination of the purchase price allocation. The Company preliminarily recorded the fair value of trademarks totaling $75.0 million and the preliminary balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $134.6 million.

Disposition

During the first quarter of fiscal 2007, the Company recorded an after-tax write down on the assets of Quik-to-Fix, Inc. (Quik-to-Fix) totaling $10.4 million, net of tax of $5.9 million, in anticipation of the sale of substantially all of the assets and business of Quik-to-Fix. Sales of Quik-to-Fix were $4.5 million and $29.6 million for the 13 weeks ended October 29, 2006 and October 30, 2005, and $21.5 million and $55.8 million for the 26 weeks ended October 29, 2006 and October 30, 2005, respectively. Quik-to-Fix had an after-tax loss of $3.9 million, net of tax of $2.2 million, for the 26 weeks ended October 29, 2006 and was approximately break even for the 26 weeks ended October 30, 2005. In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix. The Company received net proceeds of approximately $31.4 million.

Results of Operations for the 13 Weeks ended October 29, 2006 and October 30, 2005

The following table presents sales by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	October 29, 2006	October 30, 2005	$ Change
Pork	$1,834.4	$1,798.3	$36.1
Beef	632.8	683.6	(50.8)
International	220.6	297.6	(77.0)
Hog Production	463.7	483.0	(19.3)
Other	37.4	39.8	(2.4)

	3,188.9	3,302.3	(113.4)
Intersegment sales	(381.2)	(430.3)	49.1

Total sales	$2,807.7	$2,872.0	$(64.3)

Total sales decreased $64.3 million, or two percent, to $2,807.7 million for the 13 weeks ended October 29, 2006 from $2,872.0 million for the 13 weeks ended October 30, 2005.

Pork segment sales increased $36.1 million, or two percent, to $1,834.4 million for the 13 weeks ended October 29, 2006 from $1,798.3 million for the 13 weeks ended October 30, 2005. Including acquisitions, total pork volumes decreased less than one percent with fresh pork volumes decreasing seven percent and packaged meats volumes increasing nine percent. Excluding acquisitions, total pork volumes decreased six percent with fresh pork volumes decreasing seven percent and packaged meats volumes decreasing four percent. The decrease in fresh pork volume was mainly due to a decrease in the number of head available in the east coast processing operations as a result of on-going health issues in the Company’s east coast livestock production operations. The volume decreases were partially offset by a two percent increase in the average unit selling price reflecting the effect of increased raw material costs.

Beef segment sales decreased $50.8 million, or seven percent, to $632.8 million for the 13 weeks ended October 29, 2006 from $683.6 million for the 13 weeks ended October 30, 2005. The decrease in Beef segment sales was due primarily to the prior year sell off of $119.8 million of Company owned cattle. This decrease was partially offset by an eight percent increase in fresh beef volumes and a two percent increase in the average unit selling price.

International segment sales decreased $77.0 million, or 26%, to $220.6 million for the 13 weeks ended October 29, 2006 from $297.6 million for the 13 weeks ended October 30, 2005. The decrease is related to the contribution of the Company’s French operations to the Groupe Smithfield joint venture. Prior to the contribution to Groupe Smithfield, sales from the contributed French operations were $7.5 million for the 13 weeks ended October 29, 2006 and $93.1 million for the 13 weeks ended October 30, 2005. Excluding the effects of the French operations, total meat volumes in the International segment increased 12% with fresh pork volumes increasing eight percent and packaged meats volumes increasing 22%. Average unit selling price also decreased two percent mainly due to changes in product mix from last year’s quarter.

Hog Production segment sales decreased $19.3 million, or four percent, to $463.7 million for the 13 weeks ended October 29, 2006 from $483.0 million for the 13 weeks ended October 30, 2005. The decrease in HP segment sales was primarily due to a seven percent decrease in head sold in the U.S. The decrease in volumes is reflective of the ongoing health issues related to circovirus in the Company’s east coast livestock production operations. This was partially offset by increased international production.

Other segment sales decreased $2.4 million, or six percent, to $37.4 million for the 13 weeks ended October 29, 2006 from $39.8 million for the 13 weeks ended October 30, 2005. The decrease is mainly due to lower sales at the Company’s turkey production operations partially offset by increased sales at the Company’s bioenergy operations which began limited production in the fourth quarter of fiscal 2006.

Gross profit decreased $20.0 million, or seven percent, to $262.1 million for the 13 weeks ended October 29, 2006 from $282.1 million for the 13 weeks ended October 30, 2005. The decrease was mainly the result of decreased profitability in the Hog Production segment.

Selling, general and administrative expenses increased $1.8 million, or one percent, to $174.2 million for the 13 weeks ended October 29, 2006 from $172.4 million for the 13 weeks ended October 30, 2005. This increase was mainly due to selling, general and administrative expenses of acquisitions partially offset by increased foreign exchange gains.

Equity in income of affiliates increased $15.2 million, to $19.6 million for the 13 weeks ended October 30, 2006 from $4.4 million for the 13 weeks ended October 30, 2005. The increase was mainly due to the Company’s investments in cattle feeding, which benefited from higher margins in cattle raising. Also contributing to the increase were results from the Company’s investments in Groupe Smithfield and Butterball.

The following table presents operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	October 29, 2006	October 30, 2005	$ Change
Pork	$25.2	$26.6	$(1.4)
Beef	6.0	(4.3)	10.3
International	8.1	(1.3)	9.4
Hog Production	76.3	103.0	(26.7)
Other	10.2	10.4	(0.2)
Corporate	(18.3)	(20.3)	2.0

Total operating profit	107.5	114.1	(6.6)
Interest expense	(43.8)	(36.8)	(7.0)

Income from continuing operations before income tax	$63.7	$77.3	(13.6)

Total operating profit decreased $6.6 million, or six percent, to $107.5 million for the 13 weeks ended October 29, 2006 from $114.1 million for the 13 weeks ended October 30, 2005.

Pork segment operating profit decreased $1.4 million, or five percent, to $25.2 million for the 13 weeks ended October 29, 2006 from $26.6 million for the 13 weeks ended October 30, 2005. In the prior year quarter, the Company recorded $16.3 million in plant closure charges related to the Company’s east coast restructuring plan. Excluding the effect of these charges, operating profit for the current period decreased $17.7 million, or 41%. This decrease in Pork segment operating profit was due to decreased volumes in the Company’s east coast processing operations as on-going health issues in the Company’s east coast livestock operations limited availability of hogs. Also contributing to the decrease was a $3.9 million increase in litigation reserves and a one percent increase in live hog prices partially offset by a $3.0 million pre-tax mark-to-market gain on open commodity positions. Operating profit from business acquisitions added $4.0 million to the current period.

Beef segment operating profit increased $10.3 million to a profit of $6.0 million for the 13 weeks ended October 29, 2006 from a loss of $4.3 million for the 13 weeks ended October 30, 2005. Results in beef processing benefited from an eight percent increase in fresh beef volumes and a two percent increase in average unit selling price. The Company’s cattle feeding investments reported a profit of $4.5 million versus a loss of $2.3 million in the prior year quarter.

International segment operating profit increased $9.4 million to a profit of $8.1 million for the 13 weeks ended October 29, 2006 from a loss of $1.3 million for the 13 weeks ended October 30, 2005. The increase was mainly due to a 22% increase in packaged meats volumes which were depressed in the prior year quarter due to the Constar plant temporary shutdown and product recall at the Company’s Constar plant in Poland that occurred in the first quarter of fiscal 2006. Also contributing to the increase was a $4.3 million increase in equity income mainly related to the formation of the Groupe Smithfield joint venture.

Hog Production segment operating profit decreased $26.7 million, or 26%, to $76.3 million for the 13 weeks ended October 29, 2006 from $103.0 million for the 13 weeks ended October 30, 2005. The decrease reflects the ongoing health issues in the Company’s east coast livestock production operations. Raising costs increased from $39.71 per hundredweight for last year’s period to $41.39 per hundredweight for this year’s period as a result of higher grain costs as well as higher medication costs and under-absorbed overhead due to lower volumes as a result of circovirus. Volumes decreased seven percent from the prior year’s quarter as a result of circovirus. Live hog prices increased one percent to $49.50 per hundredweight as compared to $48.97 in the prior year’s quarter.

Other segment operating profit decreased $0.2 million, or two percent, to $10.2 million for the 13 weeks ended October 29, 2006 from $10.4 million for the 13 weeks ended October 30, 2005. The decrease is mainly the result of startup losses at the Company’s bioenergy operations primarily offset by equity income in the turkey product operations as a result of the investment in Butterball.

Corporate expenses decreased $2.0 million, or ten percent, to $18.3 million for the 13 weeks ended October 29, 2006 from $20.3 million for the 13 weeks ended October 30, 2005. The decrease is primarily due to increased foreign exchange gains over the prior year’s quarter and lower variable compensation expense related to the decrease in overall Company profits.

Interest expense increased $7.0 million, or 19%, to $43.8 million for the 13 weeks ended October 29, 2006 from $36.8 million for the 13 weeks ended October 30, 2005. The increase was mainly due to increased debt and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate decreased to 30% for the 13 weeks ended October 29, 2006 as compared to 33% for the 13 weeks ended October 30, 2005. The decrease is mainly due to increased utilization of tax credits.

Results of Operations for the Twenty-Six Weeks Ended October 29, 2006 and October 30, 2005

Sales by reportable segment for the fiscal periods indicated consist of the following:

	26 Weeks Ended
(In millions)	October 29, 2006	October 30, 2005	$ Change
Pork	$3,570.1	$3,627.2	$(57.1)
Beef	1,256.5	1,404.6	(148.1)
International	502.4	581.9	(79.5)
Hog Production	922.1	956.5	(34.4)
Other	81.4	76.7	4.7

	6,332.5	6,646.9	(314.4)
Intersegment sales	(751.9)	(845.4)	93.5

Total sales	$5,580.6	$5,801.5	$(220.9)

Total sales decreased $220.9 million, or four percent, to $5,580.6 million for the 26 weeks ended October 29, 2006 from $5,801.5 million for the 26 weeks ended October 30, 2005.

Pork segment sales decreased $57.1 million, or two percent, to $3,570.1 million for the 26 weeks ended October 29, 2006 from $3,627.2 million for the 26 weeks ended October 30, 2005. Including acquisitions, total pork volumes decreased four percent with fresh pork volumes decreasing ten percent and packaged meats volume increasing five percent. Excluding acquisitions, total pork volumes decreased eight percent with fresh volumes decreasing ten percent and packaged meats volume decreasing four percent. These decreases were reflective of a weak fresh meat environment, lower processing levels resulting from a plant rationalization and somewhat reduced livestock availability in the Company’s east coast pork processing operations. Partially offsetting the decrease was a two percent increase in the average unit selling price reflecting the effect of increased raw material costs.

Beef segment sales decreased $148.1 million, or 11%, to $1,256.5 million for the 26 weeks ended October 29, 2006 from $1,404.6 million for the 26 weeks ended October 30, 2005. The decrease was mainly due to the prior year sell off of company owned cattle in the Company’s cattle feeding operations partially offset by an eight percent increase in total beef volumes and a one percent increase in the average unit selling price.

International segment sales decreased $79.5 million, or 14%, to $502.4 million for the 26 weeks ended October 29, 2006 from $581.9 million for the 26 weeks ended October 30, 2005. The majority of the decrease is related to the contribution of the Company’s French operations to the Groupe Smithfield joint venture. Sales from the Company’s French operations were $98.9 million for the 26 weeks ended October 29, 2006 and $191.1 million for the 26 weeks ended October 30, 2005. Excluding the effect of the contribution of the Company’s French operations, total pork volumes increased six percent with fresh pork volumes increasing two percent and packaged meats volume increasing thirteen percent.

Hog Production segment sales decreased $34.4 million, or four percent, to $922.1 million for the 26 weeks ended October 29, 2006 from $956.5 million for the 26 weeks ended October 30, 2005. The decrease in HP segment sales was due to a five percent decrease in domestic hog volumes. The decrease in volumes is reflective of the ongoing health issues related to circovirus in the Company’s east coast livestock production operations. This was partially offset by a one percent increase in live hog market prices in the U.S. market.

Other segment sales increased $4.7 million, or six percent, to $81.4 million for the 26 weeks ended October 29, 2006 from $76.7 million for the 26 weeks ended October 30, 2005. The Company’s Other segment continued to have strong results in its turkey operations.

Gross profit decreased $16.0 million, or three percent, to $539.8 million for the 26 weeks ended October 29, 2006 from $555.8 million for the 26 weeks ended October 30, 2005. The decrease was mainly the result of decreased profitability in the HP segment partially offset by increased profitability in the Pork, Beef and International segments.

Selling, general and administrative expenses increased $4.2 million, or one percent, to $347.4 million for the 26 weeks ended October 29, 2006 from $343.2 million for the 26 weeks ended October 30, 2005. This increase was mainly due to the inclusion of acquired businesses in the current year period and the effect of foreign exchange gains in the prior year period which were partially offset by lower variable compensation in the current period related to the decrease in overall Company profits.

Equity in income of affiliates increased $1.3 million, or 11%, to $13.5 million for the 26 weeks ended October 29, 2006 from $12.2 million for the 26 weeks ended October 30, 2005. This increase was mainly related to the Company’s investments in cattle feeding, the Pork segment, Groupe Smithfield, Spain, Mexico and Romania.

Operating profit by reportable segment for the fiscal periods indicated consists of the following:

	26 Weeks Ended
(In millions)	October 29, 2006	October 30, 2005	$ Change
Pork	$44.5	$36.2	$8.3
Beef	10.9	3.0	7.9
International	8.0	(6.5)	14.5
Hog Production	166.3	218.0	(51.7)
Other	15.6	17.7	(2.1)
Corporate	(39.4)	(43.6)	4.2

Total operating profit	205.9	224.8	(18.9)
Interest expense	(84.7)	(74.2)	(10.5)

Income from continuing operations before income tax	$121.2	$150.6	$(29.4)

Total operating profit decreased $18.9 million, or eight percent, to $205.9 million for the 26 weeks ended October 29, 2006 from $224.8 million for the 26 weeks ended October 30, 2005.

Pork segment operating profit increased $8.3 million, or 23%, to $44.5 million for the 26 weeks ended October 29, 2006 from $36.2 million for the 26 weeks ended October 30, 2005. In the prior year, the Company recorded $16.3 million in plant closure charges related to the Company’s east coast restructuring plan. Excluding the effect of these charges, operating profit for the current period decreased $8.0 million, or 15%. This decrease in Pork segment operating profit was due to decreased volumes in the Company’s east coast processing operations as on-going health issues in the Company’s east coast livestock operations limited availability of hogs. Also contributing to the decrease was a $3.9 million increase in litigation reserves and a one percent increase in live hog prices partially offset by a $9.5 million pre-tax mark-to-market gain on open commodity positions. Operating profit from business acquisitions added $4.1 million to the current period.

Beef segment operating profit increased $7.9 million to $10.9 million for the 26 weeks ended October 29, 2006 from $3.0 million for the 26 weeks ended October 30, 2005. The increase was mainly due to increased profitability in cattle production on higher cattle prices. Also contributing to the increase was an eight percent increase in volumes and a one percent increase in the average unit selling price.

International segment operating profit increased $14.5 million to an $8.0 million profit for the 26 weeks ended October 29, 2006 from an operating loss of $6.5 million for the 26 weeks ended October 30, 2005. The increase was mainly due to the prior year effect of the temporary shutdown and product recall at the Company’s Constar plant in Poland which contributed to a 21% decrease in packaged meats volumes. Also contributing to the increase were the effects of the Company’s contribution of its French operations to the Groupe Smithfield joint venture and Groupe Smithfield’s acquisition of the European meats business of SLFE. The Company recorded a loss of $6.5 million in fiscal 2007 as compared to a loss of $5.3 million in fiscal 2006 from its contributed French operations. In addition, the Company recorded $3.2 million in equity income from the Groupe Smithfield joint venture for the 26 weeks ended October 30, 2006.

During the first quarter of fiscal 2006, the Company’s Polish operations temporarily shut down a red meat plant in connection with media reports on food safety and related issues. The Company voluntarily shut down the plant for ten days and recalled some previously shipped product. The shutdown and returns resulted in approximately $5 million of operating losses during the first quarter of fiscal 2006. After the shutdown, the Polish operations experienced a sharp reduction in packaged meats that has significantly improved in fiscal 2007. The Polish operations also incurred increased marketing and promotional expense in the areas affected by the recall. These expenditures have since returned to more normal levels.

Hog Production segment operating profit decreased $51.7 million, or 24%, to $166.3 for the 26 weeks ended October 29, 2006 from $218.0 million for the 26 weeks ended October 30, 2005. The HP segment’s operating profits decreased primarily due to a five percent decrease in the number of domestic head sold and a one percent decrease in live hog market prices. The decrease in volumes reflect the impact of ongoing health issues in the Company’s east coast livestock production operations. Raising costs also increased four percent on higher grain costs as well as higher medication costs and under-absorbed overhead resulting from lower volumes due to circovirus.

Other segment operating profit decreased $2.1 million, or 12%, to $15.6 million for the 26 weeks ended October 29, 2006 from $17.7 million for the 26 weeks ended October 30, 2005. The decrease is primarily due to startup losses incurred in the Company’s bioenergy operation. This was partially offset by continued strong results from the Company’s turkey operations which benefited from highly favorable pricing and lower feed costs.

Corporate expenses decreased $4.2 million, or ten percent, to $39.4 million for the 26 weeks ended October 29, 2006 from $43.6 million for the 26 weeks ended October 30, 2005. The decrease is primarily due to lower variable compensation expense related to the decrease in overall Company profits.

Interest expense increased $10.5 million, or 14%, to $84.7 million for the 26 weeks ended October 29, 2006 from $74.2 million for the 26 weeks ended October 30, 2005. The increase was mainly due to increased debt and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate was 31% for the 26 weeks ended October 29, 2006 and 33% for the 26 weeks ended October 30, 2005. The decrease is mainly due to increased utilization of tax credits.

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

Cash Flows from Operating Activities

Cash used in operations was $104.7 million for the 26 weeks ended October 29, 2006 as compared to cash provided by operations of $66.0 million for the 26 weeks ended October 30, 2005. The change is mainly due to increased working capital in the current year period mainly resulting from an increase in non-acquired inventories in the Pork segment and a buildup of cattle inventory in the Company’s Beef segment as compared to a sell off of company owned cattle in the prior year quarter.

Cash Flows from Investing Activities

Cash used in investing activities was $499.8 million for the 26 weeks ended October 29, 2006 and $262.9 million for the 26 weeks ended October 30, 2005. The increase was mainly due to the Company’s acquisitions and investments in Armour-Eckrich ($228.4 million), Groupe Smithfield ($63.1 million) and the remaining shares of Cumberland Gap ($6.7 million) as compared to its $104.3 million cash investment in its cattle feeding joint venture in the prior year period. This increase was partially offset by $31.4 million received for the sale of Quik-to-Fix in the current period.

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (Armour-Eckrich) in the Pork segment for $228.4 million, subject to normal working capital adjustments The business includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants, and other foodservice establishments. As a result of the acquisition, the Company estimates that it has added approximately 600 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of approximately $1,038.2 million. This acquisition immediately advances the Company’s strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets to assist the Company in its final determination of the purchase price allocation. The outcome of those valuations may change the preliminary allocation of the purchase price. A preliminary estimate of $145.5 million has been calculated as negative goodwill, which represents the excess of fair value of the assets acquired and liabilities assumed over the purchase price. In accordance with SFAS No. 141, the excess of the fair value over the purchase price has been preliminarily accounted for as a reduction to certain assets acquired.

The Company is evaluating restructuring opportunities to effectuate cost savings and realize operating synergies as a result of the acquisition of Armour-Eckrich and expects to incur significant charges and capital expenditures related to the acquisition, but expects the acquisition of Armour-Eckrich to result in decreased total capital expenditures over the next few years. The extent of the restructuring has not been determined and as a result the Company cannot currently estimate a range for the charges related to this restructuring. Because the restructuring will relate primarily to assets of Armour-Eckrich, most of the charges related to this restructuring will be reflected in the Company’s final purchase accounting allocations related to the Armour-Eckrich acquisition and will only impact the Company’s consolidated balance sheet, although the Company expects that cash requirements for this restructuring will be significant. The Company does not expect the balance of the restructuring activities to have a material effect on the Company’s results of operations.

In October 2006 (fiscal 2007), the Company acquired the remaining ten percent of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) in the Pork segment for approximately $6.7 million. The Company preliminarily recorded $3.0 million in goodwill in connection with the minority interest buyout. The Company acquired the initial 90% in September 2003 (fiscal 2004) at a cost of $54.8 million plus assumed debt. The balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed at the initial acquisition date was recorded as goodwill totaling $30.9 million.

In August 2006 (fiscal 2007), the Company completed its investment in Groupe Smithfield, a 50/50 joint venture, which purchased the European meats business of Sara Lee Corporation. To form the joint venture, the Company contributed its French operations, reported in the International segment, and cash of €50.0 million (approximately $63.1 million).

The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield in the “Equity in (income) loss of affiliates” line of its consolidated income statement. This treatment will affect the comparability of results in the future. Groupe Smithfield is evaluating restructuring opportunities to effectuate cost savings and realize operating synergies as a result of the investment in the European meats business of Sara Lee Corporation. The extent of the restructuring has not been determined and as a result the Company cannot currently estimate a range for the charges related to this restructuring. To the extent charges from this restructuring are associated with the European meats business of Sara Lee Corporation, those charges will be reflected in Groupe Smithfield’s final purchase accounting allocations relating to the transaction and will only affect Groupe Smithfield’s consolidated balance sheet. To the extent charges from this restructuring are associated with the Company’s French operations contributed to the joint venture, 50% of those charges will be reflected in “Equity in (income) loss of affiliates.” Although the amount of the charges to the Company’s income statement have not been finally determined, they could be material to the results of operations of the Company. The Company expects that cash requirements for this restructuring will be significant.

During the first half of fiscal 2006, the Company contributed all of its $104.3 million cash investment in Five Rivers Ranch Cattle Feeding LLC (Five Rivers). The contributions were funded initially from the Company’s revolving credit facility and subsequently from cash flow generated from the sale of cattle inventory which was not contributed to Five Rivers.

In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix. The Company received net proceeds of approximately $31.4 million.

Capital expenditures in the 26 weeks ended October 29, 2006 totaled $222.9 million, as compared to $152.8 million in the 26 weeks ended October 30, 2005. Capital expenditures are related mainly to processed meats expansion, plant improvement projects and additional hog production facilities. As of October 29, 2006, the Company had approved capital expenditures of $333.4 million mainly for processed meats and foreign farm expansion as well as Romanian plant renovation and production efficiency projects. These commitments are expected to be funded over the next several years.

In September 2006 (fiscal 2007), the Company and Premium Standard Farms, Inc. (PSF) entered into a definitive Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, PSF will become a wholly-owned subsidiary of the Company and each outstanding share of PSF common stock will be converted into the right to receive 0.678 of a share of the Company’s common stock and $1.25 in cash. Under limited circumstances, the Company may increase, by up to $1.00 per share, the amount of cash to be included in the merger consideration and decrease the fraction of a share of the Company’s common stock by an amount having an equivalent value. Consummation of the merger is subject to customary closing conditions, including approval of the Merger Agreement by PSF’s stockholders, the expiration of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended, and the absence of certain legal impediments to the consummation of the merger. The Merger Agreement further provides that the Company will be required to pay PSF a fee of $100.0 million if the Merger Agreement is terminated under certain specified circumstances because of the inability to obtain approval under antitrust laws and that PSF will pay the Company a fee of $27.4 million if the Merger Agreement is terminated under certain specified circumstances. The Company expects to use available funds under the New Credit Agreement to pay for the cash portion of the consideration under the Merger Agreement.

In October 2006 (fiscal 2007), the Company and ContiGroup Companies, Inc. announced an agreement in principle to form a 50/50 joint venture to build a new beef processing plant in Texas County, Oklahoma.

Construction of the plant is expected to begin in January 2007, with completion scheduled for mid-2008. Cost of the project is estimated to be approximately $100.0 million to the Company. The Company intends to use availability under its New Credit Agreement (as defined below) to fund the investment.

Cash Flows from Financing Activities

Cash provided by financing activities was $598.4 million for the 26 weeks ended October 29, 2006 and $189.8 million for the 26 weeks ended October 30, 2005. The increase is mainly due to higher borrowings on the Company’s revolving credit facility mainly to fund acquisitions and investments.

In October 2006 (fiscal 2007), the Company borrowed $125.0 million under a short term uncommitted line of credit with JPMorgan Chase Bank, N.A. and $125.0 million under a short-term uncommitted line of credit with Citibank, N.A. (collectively, the “Short-term Credit Agreements”). The Company used the aggregate $250.0 million borrowed under the Short-term Credit Agreements to pay down borrowings under the Company’s Revolving Credit Facility. The Company is required to repay the aggregate $250.0 million borrowed under the Short-term Credit Agreements on the earliest to occur of (i) demand from the lender or (ii) January 15, 2007. The Company is currently exploring alternatives for the repayment of the balance under the Short-Term Credit Agreements. These alternatives include using availability under the New Credit Agreement (as defined below), accessing the debt market or extending the repayment period of the Short-Term Credit Agreements.

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

In August 2006 (fiscal 2007), the Company exercised its option to increase the amount committed by $200.0 million, resulting in $1.2 billion of available borrowings under the New Credit Agreement. In connection with this increase, the Company elected to prepay $17.5 million of variable interest senior notes which would have matured in 2011 and the Company repaid, at maturity, $101.5 million of senior notes. The amount committed under the New Credit Agreement may be increased up to $1.35 billion at the Company’s request under certain conditions.

In August 2006 (fiscal 2007), the Company and its subsidiary Smithfield Capital Europe BV (Smithfield Capital Europe), entered into a €300.0 million (approximately $382.3 million) secured revolving credit facility (the European Credit Agreement). The European Credit Agreement terminates in August 2009 unless extended pursuant to its terms. Smithfield Capital Europe may draw down funds as a revolving loan under the facility and the proceeds of any borrowings under the European Credit Agreement may be used for general corporate purposes. The European Credit Agreement is secured by the Company’s Campofrío stock. In addition, the Company and three of its subsidiaries incorporated in Europe have unconditionally guaranteed Smithfield Capital Europe’s obligations, including payment obligations, under the European Credit Agreement.

As of October 29, 2006, the Company had aggregate committed credit facilities totaling $1,628.2 million including unused capacity of $451.8 million, of which $378.5 million represents unused capacity under the New Credit Agreement and $63.7 million represents unused capacity under the European Credit Agreement. The Company had net borrowings of $276.1 million on the New Credit Agreement during the 26 weeks ended October 29, 2006 and had net borrowings of $318.4 million on the European Credit Agreement during the 26 weeks ended October 29, 2006. As of October 29, 2006, the Company was in compliance with all debt covenants under the New Credit Agreement and European Credit Agreement.

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. During the first half of fiscal 2006, the Company repurchased 230,000 shares of its common stock at an average price of $29.52 per share. As of October 29, 2006, the Company had 2,873,430 shares of common stock remaining under the share repurchase program.

Contractual Obligations and Commercial Commitments

The following table provides information about the Company’s contractual obligations and commercial commitments as of October 29, 2006:

	Payments Due By Period
	Total	< 1 Year	2-3 Years	4-5 Years	>5 Years
	(in millions)
Long-term debt and notes payable	$3,175.7	$362.3	$979.3	$1,387.0	$447.1
Interest	747.4	187.6	328.8	172.3	58.7
Capital lease obligations, including interest	2.6	2.0	0.2	0.1	0.3
Operating leases	204.7	42.8	73.3	36.8	51.8
Capital expenditure commitments	333.4	200.0	100.0	33.4	—
Purchase obligations:
Hog procurement(1)	1,086.2	516.3	526.9	43.0	—
Cattle procurement(2)	213.7	213.7	—	—	—
Contract hog growers(3)	1,051.0	279.1	386.4	319.5	66.0
Other(4)	591.3	404.2	172.7	5.8	8.6

Total	$7,406.0	$2,208.4	$2,567.6	$1,997.9	$632.5

(1)	Through the Pork and International segments, the Company has purchase agreements with certain hog producers. Some of these arrangements obligate the Company to purchase all of the hogs produced by these producers. Other arrangements obligate the Company to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that the Company will be obligated to purchase and the uncertainty of market prices at the time of hog purchases, the Company has estimated its obligations under these arrangements. The Company based its estimates on its past history for hog quantities. For fiscal 2007 (<1 Year), the average purchase price estimated is based on available futures contract values and internal projections adjusted for historical quality premiums. For prices beyond fiscal 2007, the Company estimated the market price of hogs based on the ten-year average of $0.41 per pound.
(2)	Through the Beef segment, the Company has purchase agreements with certain cattle producers. Some of these arrangements are fixed price contracts and others obligate the Company to purchase a fixed amount of cattle at the market price at the time of delivery. For the fixed price contracts, the actual amounts are shown in the table. Due to the uncertainty of future market prices for cattle, the Company based its fixed quantity obligations on available futures contract values.
(3)	Through the HP segment, the Company uses independent farmers and their facilities to raise hogs produced from the Company’s breeding stock. Under multi-year contracts, the farmers provide the initial facility investment, labor and front line management in exchange for a performance-based service fee payable upon delivery. The Company is obligated to pay this service fee for all hogs delivered. The Company has estimated its obligation based on expected hogs delivered from these farmers.
(4)	Includes forward grain contracts which, if valued at October 29, 2006 market prices, would be $174.6 million and a contingency of $100.0 million related to the potential PSF transaction. Also included $100.0 million for the Company’s contribution to the construction of a beef processing plant.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking information includes statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and other strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The Company’s forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, the Company’s ability to balance capacity versus market demand, the effect of investments in additional beef processing, the timing and extent to which beef export markets are reopened, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the investment performance of the Company’s pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for fiscal 2006 and in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed, or implied, by the statements. Any forward-looking statement that the Company makes speaks only as of the date of such statement, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performances, unless expressed as such, and should only be viewed as historical data.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for fiscal 2006 and Quarterly Report on Form 10-Q for the period ended July 30, 2006 includes a listing of risk factors to be considered by investors in the Company’s securities. Appearing below are updates of certain of the risk factors in the Form 10-K and Form 10-Q and additional risks related to the Company’s pending acquisition of Premium Standard Farms, Inc. (PSF).

Risks Relating to Our Business

Health risk to livestock could adversely affect production, the supply of raw materials and our business.

We take all necessary and prudent precautions to ensure that our livestock is healthy and that our processing plants and other facilities operate in a sanitary manner. Nevertheless, we are subject to risks relating to our ability to maintain animal health and control diseases. Livestock health problems could adversely impact production, supply of raw material to the Pork, Beef and International segments and consumer confidence. From time to time, we have experienced outbreaks of certain diseases, such as circovirus, at our hog production facilities and may experience additional outbreaks in the future. If our livestock is affected by disease, we may be required to destroy infected livestock, which could adversely affect our production or ability to sell or export our products. Disease can reduce the number of offspring weaned per sow and hamper the growth of livestock to finished size. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of our food products, particularly as we expand our branded pork products.

In addition to risks associated with maintaining the health of our livestock, any outbreak of livestock disease in the U.S. or even in other countries could result in a loss of consumer confidence in the protein products affected by the particular disease, adverse publicity and the imposition of import or export restrictions. For example, in May 2003 (fiscal 2004), a BSE outbreak in Canada resulted in a U.S. import restriction on live cattle from Canada. The resulting drop in the live cattle supply in the U.S. led to increased prices for live cattle and placed pressure on margins in our Beef segment. Then, in December 2003 (fiscal 2004), a case of BSE was discovered in the State of Washington. In response to this discovery, many foreign countries, including Japan, South Korea and other key Asian markets imposed bans on beef imports from the U.S. Japan lifted the ban on U.S. beef imports in December 2005 but reinstated it six weeks later when a single shipment of veal from the U.S. was determined to violate certain agreed-upon protocols. The U.S. and Japan have restarted partial trade in U.S. beef from animals aged 20 months and younger; however, the majority of U.S. beef remains ineligible for export to Japan.

Our business may also be adversely affected by outbreaks of livestock disease affecting other protein products. For example, recent outbreaks of avian influenza outside the U.S. had the effect of reducing the global demand for poultry and thus creating a surplus of poultry both domestically, as U.S. poultry producers found it more difficult to export product, and internationally. This surplus in the supply of poultry resulted in downward pressure on poultry prices which in turn placed downward pressure on pork prices both in the U.S. and internationally.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

At October 29, 2006, we had:

•	approximately $3,178.3 million of indebtedness,

•	guarantees of up to $98.0 million for the financial obligations of certain unconsolidated joint ventures and hog farmers,

•	uncommitted lines of credit totaling $250.0 million, all of which is outstanding and included in the amount of indebtedness shown above, and

•	aggregate revolving credit facilities totaling $1,628.2 million, with unused capacity under these credit facilities of $451.8 million.

In addition, if we complete the pending acquisition of PSF, we will assume PSF’s approximately $117 million of net debt.

We expect our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and pending and potential acquisitions. Our consolidated indebtedness level could significantly affect our business because:

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

In addition, our revolving credit agreements and senior secured note agreements contain financial covenants tied to leverage, interest coverage and working capital. Our debt agreements also restrict the payment of dividends to shareholders and under certain circumstances may limit additional borrowings, investments, the acquisition or disposition of assets, mergers and transactions with affiliates.

As currently structured, a breach of a covenant or restriction in any of these agreements could result in a default that would in turn cause a default under other agreements, allowing the affected lenders to accelerate the repayment of principal and accrued interest on their outstanding debt, if they choose, and, in the case of the revolving credit agreements, terminate their commitments to lend additional funds. The future ability of us and our operating subsidiaries to comply with financial covenants, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors including the other risks described in our Annual Report on Form 10-K for fiscal 2006.

Risks Relating to the Pending Merger Transaction with PSF

Obtaining required approvals may result in conditions on, or divestitures of certain assets of, Smithfield or PSF, which could adversely affect the combined company’s business if the merger is completed.

Completion of the merger is conditioned upon, among other things, the receipt of certain governmental authorizations, consents, orders and other approvals, including the expiration or termination of the applicable waiting period, which has been extended, under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (HSR Act). These governmental approvals may impose conditions on, or require divestitures relating to, the divisions, operations or assets of Smithfield and/or PSF. These conditions or divestitures may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger. Even if all required governmental approvals are obtained and the other conditions to closing are satisfied, no assurance can be given as to the effect that the terms, conditions and timing of the governmental approvals could have on the combined entity.

Our inability to complete the merger for regulatory or other reasons could adversely affect our financial performance.

The Antitrust Division of the Department of Justice is reviewing the proposed merger and we cannot be assured that the proposed merger will obtain regulatory clearance or that the other conditions to closing will be satisfied. Failure to complete the merger would prevent us from realizing the anticipated benefits of the merger.

If the failure is due to a failure to obtain the requisite antitrust clearance, we would be required to pay PSF a “reverse break-up fee” of $100 million. In addition, we have and will incur other significant transaction-related costs whether or not the merger is completed.

Smithfield,PSF and ContiGroup have each received a request for additional information from the Antitrust Division of the Department of Justice. The request has the effect of extending the waiting period under the HSR Act until 30 days after Smithfield, PSF and ContiGroup have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the Department of Justice.

PSF is subject to business uncertainties while the merger is pending which may subsequently adversely affect our business after the merger is completed.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on PSF and consequently on us once the merger is completed. These uncertainties may impair PSF’s ability to retain and motivate key personnel until the merger is completed, and could cause customers, suppliers and others that deal with PSF to defer transactions with, or other decisions concerning, PSF or to seek to change existing business relationships with PSF.

The failure to successfully integrate PSF’s business and operations in the expected time frame may adversely affect Smithfield’s future results.

The success of the merger will depend, in part, on Smithfield’s ability to realize the anticipated benefits from combining the businesses of Smithfield and PSF. However, to realize the anticipated benefits, the businesses of Smithfield and PSF must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, Smithfield needs to integrate the various acquisitions it has made in recent years, including the acquisition of the processed meats business of ConAgra in October 2006.

We and PSF have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on our future results.

If the merger is completed, we would assume PSF’s potential liabilities under existing nuisance lawsuits which, if adversely decided, could have a material adverse effect on our future results and/or PSF’s operations. We would also assume PSF’s obligations under certain environmental consent decrees, the financial cost of which could exceed PSF’s previous estimates.

If the merger is completed, we will assume all of the liabilities, known or unknown, of PSF, including any further liabilities arising out of existing nuisance claims brought by neighboring property owners. PSF is currently a defendant in eight lawsuits filed in Missouri based on the laws of nuisance and involving an aggregate of 71 plaintiffs. One of the lawsuits seeks to create a class of plaintiffs living within 10 miles of PSF’s farms in northern Missouri, including contract grower farms. Another of the lawsuits recently resulted in a jury verdict for six former plaintiffs of compensatory damages in the aggregate amount of $4.5 million as well as punitive damages that were waived in settlement. Although we intend to continue PSF’s vigorous defense of these suits, we cannot assure you that we will be successful or that additional nuisance claims will not arise in the future.

If the merger is completed, we will also assume all of PSF’s obligations under environmental consent decrees that require PSF to research, develop and implement new technologies to control wastewater, air and odor emissions from its farms in Missouri. Under the terms of the decrees, PSF must install these new technologies on the 11 largest farms by 2010. In 2004, PSF estimated the construction costs of implementing these new technologies at approximately $33 million, of which, according to PSF, approximately $13.7 million has been incurred as of September 23, 2006. However, we can not assure you that the costs of carrying out these obligations will not significantly exceed PSF’s previous estimate. Furthermore, if PSF fails to meet these obligations on a timely basis, we may incur material penalties, fines and damages as well as negative publicity. If the merger is completed, we may also be required to make additional investments at PSF’s North Carolina operations under an agreement between PSF and the Attorney General of North Carolina.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 31 to August 27, 2006	2,155	(1)	$28.30	—	2,873,430
August 28 to October 1, 2006	—		n/a	n/a	2,873,430
October 2 to October 29, 2006	10,500	(1)	27.24	—	2,873,430

Total	12,655	(1)	$27.42	—	2,873,430

(1)	The purchases were made in open market transactions and the shares are held in a rabbi trust under the Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (the Directors Plan) to mirror deferred stock grants and fee deferrals. The Directors Plan was approved by the Company’s shareholders on August 26, 2005 and authorizes 300,000 shares for distribution to non-employee directors under its terms.
(2)	As of October 29, 2006, the Company’s board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares the Company may repurchase under the plan were authorized on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held August 30, 2006.

(b)	Not applicable.

(c)	There were 111,181,692 shares of the Company’s Common Stock outstanding as of July 12, 2006, the record date for the 2006 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote. A total of 94,136,660 votes (or 84.67% of the total) were cast.

All of the Board of Directors’ nominees for directors of the Company were elected with the following vote:

Director Nominee	Votes For	Votes Withheld	Broker Non-Votes
Joseph W. Luter, III	93,033,311	1,103,349	0
Wendell H. Murphy	92,968,000	1,168,660	0
C. Larry Pope	93,425,399	711,261	0

A proposal to approve the performance award component of the 1998 stock incentive plan, as amended was approved by the shareholders with the following vote:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
91,380,440	2,610,974	145,246	0

A proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 29, 2007 was approved by the shareholders with the following vote:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
93,963,832	150,657	22,171	0

A proposal to request the Company prepare a sustainability report examining the environmental impacts of both company-owned and contract farms was not approved by the shareholders. The vote on the proposal was as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
19,358,531	46,822,379	3,859,334	24,096,416

A proposal to request the Company post AWMS audit scores on its web site was not approved by shareholders. The vote on the proposal was as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
3,092,895	63,372,932	3,574,517	24,096,316

A proposal to request the Company use one or more types of “Long-Term Compensation” to compensate senior executives was not approved by shareholders. The vote on the proposal was as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
24,805,490	44,983,457	251,397	24,096,316

(d)	Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 2.1	—	Asset Purchase Agreement, dated July 31, 2006, between the Company and ConAgra Foods Packaged Foods Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2006).

Exhibit 2.2	—	Amendment, dated October 2, 2006, to Asset Purchase Agreement between the Company and ConAgra Foods Packaged Foods Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2006).

Exhibit 2.3	—	Partial Assignment and Assumption Agreement, dated October 2, 2006, between the Company and Butterball, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2006).

Exhibit 2.4	—	Agreement and Plan of Merger, dated as of September 17, 2006, among the Company, KC2 Merger Sub, Inc. and Premium Standard Farms, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.1	—	Multicurrency Revolving Facility Agreement, dated August 22, 2006 between the Company, Smithfield Capital Europe BV, the subsidiary guarantors party thereto, the lenders party thereto, BNP Paribas and Societe Generale Corporate & Investment Banking as lead arrangers, and Societe Generale as facility agent and security agent relating to a €300,000,000 secured revolving credit facility (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2006).

Exhibit 10.1	—	Interim Facility Letter, dated as of August 4, 2006, from Citigroup Global Markets Limited and The Royal Bank of Scotland plc (as Arrangers) and from Citibank International Plc and The Royal Bank of Scotland plc (as Underwriters) to Tarvalón, S.L. and to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.2	—	Amended and Restated Contribution Agreement, dated as of August 7, 2006, by and among Tarvalón, S.L., Groupe Smithfield S.L. (then known as Bacarreto, S.L.), SFDS Global Holdings BV, OCM Luxembourg EPOF Meats Holdings SARL, OCM Luxembourg OPPS Meats Holdings SARL, OCM Luxembourg EPOF SARL, and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.3	—	Earn-Out Agreement, dated as of August 7, 2006, by and among OCM Luxembourg EPOF Meats Holdings SARL, OCM Luxembourg OPPS Meats Holdings SARL, SFDS Global Holdings BV, and Groupe Smithfield S.L. (then known as Bacarreto, S.L.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.4	—	Stockholders Agreement, dated as of August 7, 2006, among Groupe Smithfield S.L. (then known as Bacarreto, S.L.), SFDS Global Holdings BV, OCM Luxembourg EPOF Meats Holdings SARL, and OCM Luxembourg OPPS Meats Holdings SARL (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.5	—	Compensation for Named Executive Officers for fiscal 2007, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 10.6	—	Consulting Agreement, dated August 30, 2006, by and between the Company and Joseph W. Luter, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 10.7	—	Compensation for Non-Employee Directors as of August 30, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 10.8	—	Voting Agreement, dated as of September 17, 2006, among the Company, ContiGroup Companies, Inc. and Premium Standard Farms, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	—	Certification of Daniel G. Stevens, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/S/ DANIEL G. STEVENS
Daniel G. Stevens Vice President and Chief Financial Officer

/S/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date: December 8, 2006