Form 10-Q
period 2007-01-28
SMITHFIELD FOODS INC
filed 2007-03-09
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2007

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

At February 28, 2007, 112,094,366 shares of the Registrant’s Common Stock ($.50 per value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006
	(Unaudited)
Sales	$3,278.8	$2,926.7	$8,859.4	$8,728.2
Cost of sales	2,988.6	2,600.4	8,029.4	7,846.1

Gross profit	290.2	326.3	830.0	882.1
Selling, general and administrative expenses	194.4	179.4	541.8	522.6
Interest expense	45.1	36.2	129.8	110.4
Equity in income of affiliates	(26.7)	(3.1)	(40.2)	(15.3)

Income from continuing operations before income taxes	77.4	113.8	198.6	264.4
Income taxes	17.0	38.8	54.6	88.8

Income from continuing operations	60.4	75.0	144.0	175.6
Loss from discontinued operations, net of tax of $(2.2), $(2.2) and $(2.2)	—	(4.0)	(3.9)	(4.0)
Loss on sale of discontinued operations, net of tax of $(5.9)	—	—	(10.4)	—

Net income	$60.4	$71.0	$129.7	$171.6

Income per share:
Basic
Continuing operations	$.54	$.68	$1.29	$1.58
Discontinued operations	—	(.04)	(.13)	(.04)

Net income per common share	$.54	$.64	$1.16	$1.54

Diluted
Continuing operations	$.54	$.67	$1.29	$1.57
Discontinued operations	—	(.04)	(.13)	(.04)

Net income per diluted common share	$.54	$.63	$1.16	$1.53

Weighted average shares outstanding:
Basic	111.9	111.1	111.5	111.1
Effect of dilutive stock options	0.3	1.0	0.3	1.0

Diluted	112.2	112.1	111.8	112.1

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	January 28, 2007	April 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65.1	$89.4
Accounts receivable, net	730.3	650.8
Inventories	1,766.0	1,585.2
Prepaid expenses and other current assets	122.2	63.4
Assets of discontinued operations	—	30.8

Total current assets	2,683.6	2,419.6

Property, plant and equipment	3,628.4	3,325.6
Accumulated depreciation	(1,299.5)	(1,259.6)

Property, plant and equipment, net	2,328.9	2,066.0

Goodwill	639.7	720.9
Investments	707.4	487.6
Intangible assets, net	307.1	216.0
Other	214.0	237.1
Assets of discontinued operations	—	29.3

Total assets	$6,880.7	$6,176.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$20.9	$43.1
Current portion of long-term debt and capital lease obligations	56.6	215.7
Accounts payable	573.7	539.9
Accrued expenses and other current liabilities	584.1	409.2
Liabilities of discontinued operations	—	33.9

Total current liabilities	1,235.3	1,241.8

Long-term debt and capital lease obligations	2,914.7	2,313.9
Other	515.7	517.3
Liabilities of discontinued operations	—	57.0

Total liabilities	4,665.7	4,130.0

Minority interests	14.3	18.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 112,024,366 and 111,167,542 issued and outstanding	56.0	55.6
Additional paid-in capital	502.8	494.1
Stock held in trust	(52.2)	(51.8)
Retained earnings	1,687.7	1,558.0
Accumulated other comprehensive income (loss)	6.4	(27.7)

Total shareholders’ equity	2,200.7	2,028.2

Total liabilities and shareholders’ equity	$6,880.7	$6,176.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	39 Weeks Ended
	January 28, 2007	January 29, 2006
	(Unaudited)
Cash flows from operating activities:
Net income	$129.7	$171.6
Adjustments to reconcile net cash flows from operating activities:
Equity in income of affiliates	(40.2)	(15.3)
Loss from discontinued operation, net of tax	3.9	4.0
Loss on sale of discontinued operation, net of tax	10.4	—
Impairment loss	4.2	8.4
Depreciation and amortization	170.9	157.0
Changes in operating assets and liabilities and other, net of effect of acquisitions:
Accounts receivable	(113.9)	(27.5)
Inventories	(89.7)	106.4
Accounts payable	83.2	28.6
Accrued expenses and other liabilities	163.2	(23.7)
Other	(105.0)	(56.8)

Net cash flows from operating activities	216.7	352.7

Cash flows from investing activities:
Capital expenditures, net of proceeds from disposals	(351.3)	(260.8)
Business acquisitions, net of cash acquired	(238.7)	(20.4)
Business dispositions	31.4	—
Investments and other	(67.0)	(90.7)

Net cash flows from investing activities	(625.6)	(371.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and changes in notes payable	(13.7)	236.5
Principal payments on long-term debt and capital lease obligations	(233.8)	(143.7)
Net borrowings (repayments) on revolving credit facilities	628.9	(68.1)
Other	1.3	(8.1)

Net cash flows from financing activities	382.7	16.6

Cash flows from discontinued operations:
Net cash flows from operating activities	3.3	(12.2)
Net cash flows from investing activities	(0.6)	(7.8)
Net cash flows from financing activities	(2.7)	20.0

Net cash flows from discontinued operations activities	—	—

Effect of foreign exchange rate changes on cash	1.9	(0.8)
Net change in cash and cash equivalents	(24.3)	(3.4)
Cash and cash equivalents at beginning of period	89.4	84.8

Cash and cash equivalents at end of period	$65.1	$81.4

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

Note 2: New Accounting Pronouncement

In September 2006 (fiscal 2007), the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (FAS 158). One provision of FAS 158 will require the Company to recognize the over-funded and under-funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will adopt this provision in the fourth quarter of fiscal 2007. The Company is currently evaluating the impact of FAS 158 on its consolidated financial statements.

In July 2006 (fiscal 2007), the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the Company beginning with the first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

Note 3: Acquisitions

The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations of the acquisitions from the respective dates of acquisition.

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) in the Pork segment for $226.3 million (See “Note 6: Investments” below regarding Butterball, LLC’s acquisition of the turkey product assets of the branded meats business of ConAgra). The business (Armour-Eckrich) includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. These brands are marketed to retail grocers, delis, restaurants and other foodservice establishments. As a result of the acquisition, the Company estimates that it has added approximately 600 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of approximately $1,038.2 million. This acquisition immediately

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

advances the Company’s strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. The Company is in the process of finalizing the valuation of the tangible and intangible assets to determine the final purchase price allocation. The outcome of this valuation may change the preliminary allocation of the purchase price. A preliminary estimate of $143.4 million has been calculated as negative goodwill, which represents the excess of fair value of the assets acquired and liabilities assumed over the purchase price. The Company believes these ConAgra brands have underperformed in recent years, largely due to the limited marketing support they received from ConAgra. Because ConAgra had not adequately supported these brands in the recent past and was unwilling to invest the marketing support necessary to turn them around, ConAgra agreed to sell the brands at an attractive price to the Company. Ultimately, this price led to the recording of negative goodwill. In accordance with SFAS No. 141, the excess of the fair value over the purchase price has been preliminarily accounted for as a reduction to certain assets acquired.

Had the acquisition of Armour-Eckrich occurred at the beginning of the preceding fiscal year, sales would have been $3,194.0 million for the 13 weeks ended January 29, 2006, and $9,367.7 million and $9,602.1 million for the 39 weeks ended January 28, 2007 and January 29, 2006, respectively. There would not have been a material effect on net income or net income per diluted share for the 13 or 39 weeks ended January 28, 2007 and January 29, 2006.

In October 2006 (fiscal 2007), the Company acquired the remaining ten percent of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) in the Pork segment for approximately $6.7 million. The Company has preliminarily recorded $3.0 million in goodwill in connection with the minority interest buyout. The Company acquired the initial 90% in September 2003 (fiscal 2004).

In April 2006 (fiscal 2006), the Company completed the acquisition of substantially all of the assets of Cook’s Hams, Inc. (Cook’s) in the Pork segment for approximately $264.2 million plus a $41.0 million working capital adjustment. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items sold to supermarket chains and grocers throughout the U.S. and Canada. As a result of the acquisition, the Company estimates that it has added approximately 275 million pounds of annual production capacity, almost all of which is for traditional and spiral sliced smoked bone-in hams. For the twelve months immediately prior to the acquisition, Cook’s had net sales of approximately $332.3 million. The acquisition fits into the Company’s strategy of growing the higher-value packaged meats side of the business and utilizing raw materials internally. The Company recorded the fair value of trademarks totaling $144.0 million, customer-related assets of $7.9 million and the balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $55.0 million.

Had the acquisitions of the remaining shares of Cumberland Gap and Cook’s occurred at the beginning of the preceding fiscal year, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for the 13 or 39 weeks ended January 28, 2007 and January 29, 2006.

Note 4: Discontinued Operation

In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix, Inc. (Quik-to-Fix) for net proceeds of approximately $31.4 million subject to post-closing adjustments. As a result, Quik-to-Fix is being reported as a discontinued operation. During the first quarter of fiscal 2007, the Company recorded an after-tax write down on the assets of Quik-to-Fix totaling $10.4 million, net of tax of $5.9 million, in anticipation of the sale. Sales of Quik-to-Fix were $21.6 million for the 13 weeks ended January 29, 2006, and $21.5 million and $77.4 million for the 39 weeks ended January 28, 2007 and January 29, 2006, respectively. Quik-to-Fix had an after-tax loss of $3.9 million, net of tax of $2.2 million, for the 39 weeks ended January 28, 2007 and an after tax loss of $4.0 million, net of tax of $2.2 million, for the 13 and 39 weeks ended January 29, 2006.

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 5: Inventories

Inventories consist of the following:

(In millions)	January 28, 2007	April 30, 2006
Fresh and packaged meats	$698.0	$644.4
Live hogs	554.9	486.2
Live cattle	291.5	294.8
Manufacturing supplies	68.1	58.6
Other	154.4	125.2
Fair value derivative instrument adjustment	(0.9)	(24.0)

Total inventories	$1,766.0	$1,585.2

Note 6: Investments

Investments consist of the following:

(In millions)	January 28, 2007	April 30, 2006
Groupe Smithfield S.L. (Groupe Smithfield)	$202.4	$—
Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	154.1	157.3
Campofrío Alimentación S.A. (Campofrío)	146.9	143.4
Butterball, LLC (Butterball)	63.1	45.3
Agroindustrial del Noroeste (Norson)	49.1	47.1
Granjas Carroll de Mexico (Granjas)	33.1	31.4
Other	58.7	63.1

Total investments	$707.4	$487.6

Groupe Smithfield

In August 2006 (fiscal 2007), the Company completed its investment in Groupe Smithfield, a 50/50 joint venture with Oaktree Capital Management, LLC, which purchased the European meats business of Sara Lee Corporation. The Company contributed its French operations, reported in the International segment, and cash of €50.0 million (approximately $63.1 million). As of the date of the formation of the joint venture, the Company no longer consolidates its French operations. The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield as “Equity in income of affiliates” in its consolidated statements of income in the International segment. Prior to the contribution to Groupe Smithfield, sales from the contributed French operations were $98.9 million for the 39 weeks ended January 28, 2007 and $95.0 million and $286.1 million for the 13 and 39 weeks ended January 29, 2006, respectively. Prior to the contribution to Groupe Smithfield, operating losses from the contributed French operations were $6.5 million for the 39 weeks ended January 28, 2007 and $2.0 million and $7.3 million for the 13 and 39 weeks ended January 29, 2006, respectively.

Butterball

In October 2006 (fiscal 2007), concurrent with the Company’s acquisition of Armour-Eckrich, Carolina Turkeys, LLC, an existing partnership of which the Company owns 49%, financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball, LLC.

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Five Rivers

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. completed the formation of Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MF Cattle Feeding, Inc. and ContiBeef LLC. The Company’s contribution consisted of $104.3 million in cash and $43.6 million of net assets.

Campofrío

In December 2005 and January 2006 (fiscal 2006), in several separate transactions, the Company purchased a total of 314,000 additional shares of Campofrío for $4.9 million. The Company currently holds 12,098,559 shares, or 23%, of the outstanding shares of Campofrío.

Note 7: Intangible Assets

Intangible assets consist of the following:

(In millions)	January 28, 2007	April 30, 2006
Amortized intangible assets:
Customer relations assets	$10.7	$2.8
Patents and rights	9.6	9.6
Leasehold interests	1.0	—
Accumulated amortization—intangible assets	(8.3)	(7.3)

Amortized intangible assets, net	13.0	5.1

Unamortized intangible assets:
Trademarks, tradenames	294.1	210.9

Intangible assets, net	$307.1	$216.0

Intangible assets with finite lives are amortized over their useful lives. While trade names are not amortized, customer relationship assets are amortized over approximately 15 years. Amortization expense for intangible assets for the 39 weeks ended January 28, 2007 and January 29, 2006 was $1.0 million and $0.3 million, respectively. As of January 28, 2007, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of fiscal 2007 and each of the next four fiscal years is as follows (in millions):

Fiscal Year	Amount
2007 (remaining fiscal quarter)	$0.2
2008	1.2
2009	1.2
2010	1.2
2011	1.2

Note 8: Debt Issuances

In October 2006 (fiscal 2007), the Company borrowed $125.0 million under a short-term uncommitted line of credit with JPMorgan Chase Bank, N.A. and $125.0 million under a short-term uncommitted line of credit with Citibank, N.A. (collectively, the Short-term Credit Agreements). The Company used the aggregate $250.0 million borrowed under the Short-term Credit Agreements to pay down borrowings under the Company’s New Credit Agreement (see below). The Company repaid the aggregate $250.0 million borrowed under the Short-term Credit Agreements in December 2006 using availability under the New Credit Agreement. The Company renewed the Short-term Credit Agreements but had not drawn down any funds as of January 28, 2007. The Short-term Credit Agreements expired in February 2007 (fiscal 2007) but were subsequently renewed in March 2007 (fiscal 2007).

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

In August 2006 (fiscal 2007), the Company, through one of its European subsidiaries, entered into a €300.0 million (approximately $387.4 million) secured revolving credit facility (the European Credit Agreement). The European Credit Agreement terminates in August 2009 unless extended pursuant to its terms. The Company may draw down funds as a revolving loan under the facility and the proceeds of any borrowings under the European Credit Agreement may be used for general corporate purposes. The European Credit Agreement is secured by the Company’s Campofrío stock. In addition, the Company and three of its subsidiaries incorporated in Europe have unconditionally guaranteed these obligations, including payment obligations. As of January 28, 2007, the European Credit Agreement had an outstanding balance of $322.8 million, with unused capacity of $64.6 million.

In fiscal 2006, the Company’s Polish subsidiaries, in the International segment, issued PLN 838.0 million (approximately $290.7 million) in variable rate debt. The interest rates are all indexed to WIBOR (Warsaw InterBank Offered Rate) with spreads ranging from 75 to 125 basis points. The loans mature between 2007 and 2015.

In August 2005 (fiscal 2006), the Company entered into a $1.0 billion secured revolving credit agreement (the New Credit Agreement) that replaced the Company’s then existing credit facility. The New Credit Agreement matures in August 2010. The Company may draw down funds as a revolving loan or a swingline loan and obtain letters of credit under the New Credit Agreement. The proceeds of any borrowings under the New Credit Agreement may be used to finance working capital needs and for other general corporate purposes of the Company. In August 2006 (fiscal 2007), the Company exercised its option to increase the amount committed under the New Credit Agreement by $200.0 million, resulting in a total of $1.2 billion available for borrowings under the New Credit Agreement. The amount committed under the New Credit Agreement may be increased up to $1.35 billion at the Company’s request under certain conditions. As of January 28, 2007, the Company had $352.5 million of unused capacity under the New Credit Agreement after giving effect to outstanding letters of credit.

Note 9: Guarantees

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

As of January 28, 2007, the Company had guarantees for the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations as of that date were: up to $92.0 million of debt borrowed by Norson; and up to $3.5 million of liabilities with respect to currency swaps executed by Granjas. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the New Credit Agreement.

Note 10: Pension Plans

The components of net periodic pension cost consist of:

	13 Weeks Ended		39 Weeks Ended
(In millions)	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006
Service cost	$5.6	$5.9	$17.0	$17.7
Interest cost	15.4	13.8	45.7	41.4
Expected return on plan assets	(16.3)	(15.6)	(48.6)	(46.7)
Net amortization	2.1	2.0	6.2	5.9

Net periodic pension costs	$6.8	$6.1	$20.3	$18.3

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 11: Shareholders’ Equity

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

Had the Company used the fair value method, using the Black-Scholes option pricing model and weighted average assumptions, to determine compensation expense for its stock options granted prior to fiscal 2003, net income and net income per basic and diluted share would have been as follows:

(In millions)	13 Weeks Ended January 29, 2006	39 Weeks Ended January 29, 2006
Net income, as reported	$71.0	$171.6
Pro forma net income	70.4	169.6
Net income per share, as reported:
Basic	.64	1.54
Diluted	.63	1.53
Pro forma net income per share:
Basic	.64	1.53
Diluted	.63	1.51

Stock Held in Trust

During the first quarter of fiscal 2006, the Company purchased, for contribution to a pension plan, 1,500,000 shares of Company stock at an average price of $28.18 per share. The plan currently holds 1,850,000 shares at an average cost of $27.66 per share.

Share Repurchases

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. During the 39 weeks ended January 29, 2006, the Company repurchased 230,000 shares of its common stock at an average price of $29.52 per share. As of January 28, 2007, the Company had 2,873,430 shares of common stock remaining under the share repurchase program.

Note 12: Comprehensive Income

The components of comprehensive income, net of tax, consist of:

	13 Weeks Ended		39 Weeks Ended
(In millions)	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006
Net income	$60.4	$71.0	$129.7	$171.6
Hedge accounting	9.5	32.3	18.7	7.7
Unrealized gain on securities	—	—	—	1.3
Foreign currency translation	20.8	(8.0)	15.4	(10.9)

Total comprehensive income	$90.7	$95.3	$163.8	$169.7

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 13: Derivatives and Hedging Activities

Derivative instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings.

Application of the hedge accounting method under SFAS 133 requires significant resources, extensive record keeping and systems. As a result of rising compliance costs and the complexity associated with the application of hedge accounting, the Company elected to discontinue the use of hedge accounting for its commodity derivatives during the third quarter of fiscal 2007. All existing commodity hedging relationships were de-designated as of January 1, 2007, effectively fixing balances resulting from gains and losses that had been previously deferred on the balance sheet under hedge accounting until such time as the hedged items are recognized in earnings. As of January 28, 2007, other comprehensive income includes approximately $29.3 million of pre-tax net deferred gains from cash flow hedges that will be recognized in earnings over the next twelve months. Similarly, inventory and other current assets in the consolidated balance sheet as of January 28, 2007, contains approximately $4.3 in net deferred losses from fair value hedges that will be recognized in earnings over the next twelve months.

In addition, the Company elected not to apply hedge designations for any exchange traded commodity derivative contracts entered into during January 2007. Regardless of their designation under SFAS 133, the Company believes all its commodities hedges are economic hedges.

The Company continues to apply hedge accounting for certain financial derivatives, primarily interest rate swaps and foreign exchange contracts.

The fair value gain or (loss) on the Company’s open derivative financial instruments consists of:

(In millions)	January 28, 2007	April 30, 2006
Livestock	$(51.6)	$2.7
Grains	6.5	2.7
Energy	(0.6)	—
Interest rates	(1.4)	(7.5)
Foreign currency	(5.1)	(3.3)

Under the mark to market approach, changes in the fair value of open derivative positions, together with actual realized gains and losses from closed contracts are recognized in current period earnings. During the third quarter of fiscal 2007, net unrealized losses totaling approximately $52.0 million attributable to open commodity derivatives have been recognized in current period earnings as a component of cost of sales. Net realized gains totaling approximately $24.2 million attributable to closed commodity derivatives have also been recognized during the same period.

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 14: Segment Data

The Company conducts its business through six reporting segments, Pork, Beef, International, HP, Other and Corporate, each of which is composed of a number of subsidiaries.

The Pork segment consists mainly of U.S. fresh pork and packaged meats subsidiaries and the Company’s interests in packaged meats operations. The Beef segment is composed mainly of U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interest in cattle feeding operations. The International segment is composed of international meat processing operations, mainly in Poland, Romania and the United Kingdom, and the Company’s interests in international meat processing operations, mainly in Western Europe, Mexico, Romania and China. The HP segment consists mainly of hog production operations located in the U.S., Poland and Romania. The Other segment is mainly composed of the Company’s wholly-owned turkey production operations, its interests in turkey processing operations and the Company’s alternative fuels subsidiary. Each of the segments has certain joint ventures and other investments in addition to their main operations.

The following table presents sales and operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended		39 Weeks Ended
(In millions)	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006
Sales:
Segment sales—
Pork	$2,304.6	$1,945.9	$5,874.7	$5,573.1
Beef	638.3	603.0	1,894.8	2,007.6
International	235.0	287.6	737.4	869.5
Hog Production	428.5	432.8	1,350.6	1,389.3
Other	32.2	39.2	113.6	115.9

Total segment sales	$3,638.6	$3,308.5	$9,971.1	$9,955.4

Intersegment sales—
Pork	$(8.1)	$(12.4)	$(19.8)	$(38.2)
Beef	(5.8)	(5.8)	(14.8)	(19.2)
International	(12.5)	(9.2)	(33.5)	(32.8)
Hog Production	(333.4)	(354.4)	(1,043.6)	(1,137.0)

Total intersegment sales	(359.8)	(381.8)	(1,111.7)	(1,227.2)

Consolidated sales	$3,278.8	$2,926.7	$8,859.4	$8,728.2

Operating profit(1):
Pork	$102.4	$94.7	$146.9	$130.9
Beef	1.3	2.2	12.2	5.2
International	24.1	1.6	32.1	(4.9)
Hog Production	4.5	64.7	170.8	282.7
Other	13.5	9.0	29.1	26.7
Corporate	(23.3)	(22.2)	(62.7)	(65.8)

Consolidated operating profit	122.5	150.0	328.4	374.8
Interest expense	(45.1)	(36.2)	(129.8)	(110.4)

Income from continuing operations before income taxes	$77.4	$113.8	$198.6	$264.4

(1)	The Company includes equity in income of affiliates in its calculation of operating profit in the appropriate related segment. These amounts represent income from businesses in which the Company holds less than a controlling interest and which businesses operate in similar lines of business as the Company.

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table shows the change in the carrying amount of goodwill by reportable segment for the 39 weeks ended January 28, 2007:

(In millions)	Pork	Beef	Int’l.	HP	Other	Total
Balance, April 30, 2006	$266.0	$115.9	$143.2	$176.3	$19.5	$720.9
Acquisitions(1)	3.0	—	3.0	—	—	6.0
Contributions on formation of joint venture(2)	—	—	(34.0)	—	—	(34.0)
Purchase price adjustment(3)	(68.3)	—	—	—	—	(68.3)
Other goodwill adjustments(4)	—	—	14.4	0.7	—	15.1

Balance, January 28, 2007	$200.7	$115.9	$126.6	$177.0	$19.5	$639.7

(1)	Reflects the acquisition of the remaining ten percent of the outstanding shares of Cumberland Gap in the Pork segment and the remaining shares of a company in the International segment.
(2)	Reflects the contribution of the Company’s French operations to Groupe Smithfield.
(3)	Reflects a $4.2 million adjustment to Cook’s purchase price due to working capital adjustments and a $72.5 million reclassification from goodwill to intangible assets.
(4)	Other goodwill adjustments primarily include foreign currency translations.

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

The Pork segment consists mainly of U.S. fresh pork and packaged meats subsidiaries and the Company’s interests in pork processing operations. The Beef segment is composed mainly of U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interest in cattle feeding operations. The International segment is composed of international meat processing operations, mainly in Poland, Romania and the United Kingdom, and the Company’s interests in international meat processing operations, mainly in Western Europe, Mexico, Romania and China. The HP segment consists mainly of hog production operations located in the U.S., Poland and Romania. The Other segment is mainly composed of the Company’s wholly-owned turkey production operations, its interests in turkey production and processing operations and the Company’s alternative fuels subsidiary. Each of the segments has certain joint ventures and other investments in addition to its main operations.

RESULTS OF OPERATIONS

Overview

General Factors Affecting the Results of Operations

In August 2006 (fiscal 2007), the Company completed its investment in Groupe Smithfield S.L. (Groupe Smithfield), a 50/50 joint venture, which purchased the European meats business of Sara Lee Corporation, for $575.0 million in cash, plus the assumption of excess pension related liabilities of approximately $39.0 million. To form the joint venture, the Company contributed its French operations, reported in the International segment, and cash of €50.0 million (approximately $63.1 million) and Oaktree Capital Management, LLC contributed cash of €108.9 million (approximately $137.4 million) and a contingent, convertible note of €40.0 million (approximately $50.4 million).

The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield in the “Equity in income of affiliates” line of its consolidated statements of income in the International segment. Prior to the contribution to Groupe Smithfield, sales from the contributed French operations were $98.9 million for the 39 weeks ended January 28, 2007, and $95.0 million and $286.1 million for the 13 and 39 weeks ended January 29, 2006, respectively. Prior to the contribution to Groupe Smithfield, operating losses from the contributed French operations were $6.5 million for the 39 weeks ended January 28, 2007 and $2.0 million and $7.3 million for the 13 and 39 weeks ended January 29, 2006, respectively.

Pork segment sales and operating profits increased slightly over the prior year quarter due to acquisitions (see “Acquisitions” below). The prior year 39 week period includes $16.3 million in plant closure charges related to the Company’s implemented east coast restructuring plan.

The Company’s hog production operations have been adversely affected by an increase in the cost of feed ingredients and the on-going health issues in the Company’s east coast livestock production operations as a result of circovirus. The use of recently-developed vaccines appears to have substantial positive benefits. However, the Company and the industry continue to experience limited vaccine supplies and further improvement will depend upon adequate supplies. This has resulted in higher raising costs and fewer head brought to market.

In fiscal 2004, a case of Bovine Spongiform Encephalopathy (BSE) was discovered in the State of Washington. In response to this discovery, many foreign countries, including Japan, South Korea and other key Asian markets, imposed bans on beef imports from the U.S. Japan lifted the ban on U.S. beef imports in December 2005 (fiscal 2006) but reinstated it six weeks later when a single shipment of veal from the U.S. was determined to violate certain agreed-upon protocols. In June 2006 (fiscal 2007), the U.S. and Japan announced a new agreement to move towards restarting partial trade in U.S. beef from animals 20 months and younger. Efforts are also underway to reopen trade in U.S. beef with South Korea. However, even though partial trade in U.S. beef has resumed, the majority of U.S. beef remains ineligible for export to Japan, South Korea and other key Asian markets due to the age limitation on cattle. It is not known at this time when remaining restrictions on U.S. beef exports will be lifted.

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

Acquisitions

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) in the Pork segment for $226.3 million (See “Item 1. Financial Statements, Note 6: Investments” regarding Butterball, LLC’s acquisition of the turkey product assets of the branded meats business of ConAgra). The business (Armour-Eckrich) includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants and other foodservice establishments. As a result of the acquisition, the Company estimates that it has added approximately 600 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of approximately $1,038.2 million. This acquisition immediately advances the Company’s strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. The Company is in the process of valuing the tangible and intangible assets acquired to determine the final purchase price allocation. The outcome of this valuation may change the preliminary allocation of the purchase price. A preliminary estimate of $143.4 million has been calculated as negative goodwill, which represents the excess of fair value of the assets acquired and liabilities assumed over the purchase price. The Company believes these ConAgra brands have underperformed in recent years, largely due to the limited marketing support they received from ConAgra. Because ConAgra had not adequately supported these brands in the recent past and was unwilling to invest the marketing support necessary to turn them around, ConAgra agreed to sell the brands at an attractive price to the Company. Ultimately, this price led to the recording of negative goodwill. In accordance with SFAS No. 141, the excess of the fair value over the purchase price has been preliminarily accounted for as a reduction to certain assets acquired.

In April 2006 (fiscal 2006), the Company completed the acquisition of substantially all of the assets of Cook’s Hams, Inc. (Cook’s) in the Pork segment for approximately $264.2 million plus a $41.0 million working capital adjustment. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items sold to supermarket chains and grocers throughout the U.S. and Canada. As a result of the acquisition, the Company estimates that it has added approximately 275 million pounds of annual production capacity, almost all of which is for traditional and spiral sliced smoked bone-in hams. For the twelve months immediately prior to the acquisition, Cook’s had net sales of approximately $332.3 million. The acquisition fits into the Company’s strategy of growing the higher-value packaged meats side of the business and utilizing raw materials internally. The Company recorded the fair value of trademarks totaling $139.3 million, customer-related assets of $7.9 million and the balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $62.1 million.

Disposition

During the first quarter of fiscal 2007, the Company recorded an after-tax write down on the assets of Quik-to-Fix, Inc. (Quik-to-Fix) totaling $10.4 million, net of tax of $5.9 million, in anticipation of the sale of substantially all of the assets and business of Quik-to-Fix. Sales of Quik-to-Fix were $21.6 million for the 13 weeks ended January 29, 2006, and $21.5 million and $77.4 million for the 39 weeks ended January 28, 2007 and January 29, 2006, respectively. Quik-to-Fix had an after tax loss of $3.9 million, net of tax of $2.2 million, for the 39 weeks ended January 28, 2007 and an after tax loss of $4.0 million, net of tax of $2.2 million, for the 13 and 39 weeks ended January 29, 2006. In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix, subject to post-closing adjustments. The Company received net proceeds of approximately $31.4 million.

Results of Operations for the 13 Weeks ended January 28, 2007 and January 29, 2006

The following table presents sales by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	January 28, 2007	January 29, 2006	$ Change
Pork	$2,304.6	$1,945.9	$358.7
Beef	638.3	603.0	35.3
International	235.0	287.6	(52.6)
Hog Production	428.5	432.8	(4.3)
Other	32.2	39.2	(7.0)

	3,638.6	3,308.5	330.1
Intersegment sales	(359.8)	(381.8)	22.0

Total sales	$3,278.8	$2,926.7	$352.1

Total sales increased $352.1 million, or 12%, to $3,278.8 million for the 13 weeks ended January 28, 2007 from $2,926.7 million for the 13 weeks ended January 29, 2006.

Pork segment sales increased $358.7 million, or 18%, to $2,304.6 million for the 13 weeks ended January 28, 2007 from $1,945.9 million for the 13 weeks ended January 29, 2006. Including acquisitions, total pork volumes increased seven percent with fresh pork volumes decreasing 12% and packaged meats volumes increasing 34%. Excluding acquisitions, total pork volumes decreased seven percent with fresh pork volumes decreasing 12% and packaged meats volumes decreasing less than one percent. The decrease in fresh pork volume was mainly due to a nine percent decrease in the number of head processed. These decreases were reflective of a weak fresh meat environment, lower processing levels resulting from a plant rationalization and somewhat reduced livestock availability in the Company’s east coast pork processing operations. The volume decreases were partially offset by a 12% increase in the average unit selling price reflecting the Company’s strategy to use more raw materials internally for its value-added packaged meats.

Beef segment sales increased $35.3 million, or six percent, to $638.3 million for the 13 weeks ended January 28, 2007 from $603.0 million for the 13 weeks ended January 29, 2006. The increase in Beef segment sales was due primarily to a 12% increase in fresh beef volumes driven by higher U.S. demand and partial resumption of international exports. The volume increases were partially offset by the prior year sell off of company-owned cattle and a one percent decrease in the average unit selling price.

International segment sales decreased $52.6 million, or 18%, to $235.0 million for the 13 weeks ended January 28, 2007 from $287.6 million for the 13 weeks ended January 29, 2006. The decrease is related to the contribution of the Company’s French operations to the Groupe Smithfield joint venture. Prior to the contribution to Groupe Smithfield, sales from the contributed French operations were $95.0 million for the 13 weeks ended January 29, 2006. Excluding the effects of the French operations, total meat volumes in the International segment increased 13% with fresh pork volumes increasing 17% and packaged meats volumes increasing five percent on improved Polish results. Average unit selling price also decreased six percent mainly due to changes in product mix from last year’s quarter.

Hog Production segment sales decreased $4.3 million, or one percent, to $428.5 million for the 13 weeks ended January 28, 2007 from $432.8 million for the 13 weeks ended January 29, 2006. The decrease in HP segment sales was primarily due to a four percent decrease in head sold partially offset by a three percent increase in live hog market prices. The decrease in volumes is reflective of the ongoing health issues related to circovirus in the Company’s east coast livestock production operations which was partially offset by increased international production.

Other segment sales decreased $7.0 million, or 18%, to $32.2 million for the 13 weeks ended January 28, 2007 from $39.2 million for the 13 weeks ended January 29, 2006. The decrease is mainly due to lower sales at the Company’s turkey production operations partially offset by sales at the Company’s bioenergy operations which began limited production in the fourth quarter of fiscal 2006.

Gross profit decreased $36.1 million, or 11%, to $290.2 million for the 13 weeks ended January 28, 2007 from $326.3 million for the 13 weeks ended January 29, 2006. The decrease was mainly the result of decreased profitability in the Hog Production segment partially offset by strong Pork segment performance.

Selling, general and administrative expenses increased $15.0 million, or eight percent, to $194.4 million for the 13 weeks ended January 28, 2007 from $179.4 million for the 13 weeks ended January 29, 2006. This increase was mainly due to the inclusion of selling, general and administrative expenses from acquired businesses offset by increased foreign exchange gains in the current year quarter.

Equity in income of affiliates increased $23.6 million, to $26.7 million for the 13 weeks ended January 28, 2007 from $3.1 million for the 13 weeks ended January 29, 2006. The increase was mainly due to the Company’s investments in Groupe Smithfield and Butterball.

The following table presents operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	January 28, 2007	January 29, 2006	$ Change
Pork	$102.4	$94.7	$7.7
Beef	1.3	2.2	(0.9)
International	24.1	1.6	22.5
Hog Production	4.5	64.7	(60.2)
Other	13.5	9.0	4.5
Corporate	(23.3)	(22.2)	(1.1)

Total operating profit	122.5	150.0	(27.5)
Interest expense	(45.1)	(36.2)	(8.9)

Income from continuing operations before income tax	$77.4	$113.8	$(36.4)

Total operating profit decreased $27.5 million, or 18%, to $122.5 million for the 13 weeks ended January 28, 2007 from $150.0 million for the 13 weeks ended January 29, 2006.

Pork segment operating profit increased $7.7 million, or eight percent, to $102.4 million for the 13 weeks ended January 28, 2007 from $94.7 million for the 13 weeks ended January 29, 2006. The increase in Pork segment operating profit was primarily due to the inclusion of operating profits from acquired businesses which contributed $26.6 million. Partially offsetting this increase were lower volumes in the Company’s east coast processing operations and a three percent increase in live hog market prices.

Beef segment operating profit decreased $0.9 million to $1.3 million for the 13 weeks ended January 28, 2007 from $2.2 million for the 13 weeks ended January 29, 2006. Improved results in beef processing were more than offset by losses in the Company’s cattle feeding operations.

International segment operating profit increased $22.5 million to $24.1 million for the 13 weeks ended January 28, 2007 from $1.6 million for the 13 weeks ended January 29, 2006. The increase was mainly due to the results of the Groupe Smithfield joint venture in the current year quarter and losses in the Company’s French operations in the prior year quarter. Also adding to the increase were improved results in Romania and Poland.

Hog Production segment operating profit decreased $60.2 million to $4.5 million for the 13 weeks ended January 28, 2007 from $64.7 million for the 13 weeks ended January 29, 2006. The decrease reflects higher raising costs and losses from commodity hedging. Raising costs increased from $37.63 per hundredweight for last year’s quarter to $41.74 per hundredweight for this year’s quarter as a result of higher grain costs as well as higher medication costs and under-absorbed overhead due to an eight percent decrease in domestic volumes as a result of circovirus. Commodity losses in the current quarter and commodity gains in the prior year quarter account for $29.5 million of the profit change. In the current quarter, the Company decided to de-designate hedge accounting treatment for eligible commodity contracts thus using mark-to-market accounting, which contributed to the negative commodity impact on the current results.

Other segment operating profit increased $4.5 million, or 50%, to $13.5 million for the 13 weeks ended January 28, 2007 from $9.0 million for the 13 weeks ended January 29, 2006. The increase is mainly the result of an increase in equity income from the Company’s Butterball joint venture which acquired the Butterball operations to add to their existing operations.

Corporate expenses increased $1.1 million, or five percent, to $23.3 million for the 13 weeks ended January 28, 2007 from $22.2 million for the 13 weeks ended January 29, 2006. The increase is primarily due to increased marketing and selling expenses and increased foreign exchange gains in the prior year’s quarter partially offset by lower variable compensation expense related to the decrease in overall Company profits.

Interest expense increased $8.9 million, or 25%, to $45.1 million for the 13 weeks ended January 28, 2007 from $36.2 million for the 13 weeks ended January 29, 2006. The increase was mainly due to increased debt and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate decreased to 22% for the 13 weeks ended January 28, 2007 as compared to 34% for the 13 weeks ended January 29, 2006. The decrease is mainly due to the retroactive reinstatement of the Work Opportunity Tax Credit (WOTC) and the research and development tax credit via the Tax Relief and Health Care Act of 2006 that was signed into law on December 30, 2006. This reinstatement had the effect of a one-time catch up in the current 13 week period. Also contributing to the decrease was increased profitability in lower tax jurisdictions at foreign locations.

Results of Operations for the Thirty-Nine Weeks Ended January 28, 2007 and January 29, 2006

Sales by reportable segment for the fiscal periods indicated consist of the following:

	39 Weeks Ended
(In millions)	January 28, 2007	January 29, 2006	$ Change
Pork	$5,874.7	$5,573.1	$301.6
Beef	1,894.8	2,007.6	(112.8)
International	737.4	869.5	(132.1)
Hog Production	1,350.6	1,389.3	(38.7)
Other	113.6	115.9	(2.3)

	9,971.1	9,955.4	15.7
Intersegment sales	(1,111.7)	(1,227.2)	115.5

Total sales	$8,859.4	$8,728.2	$131.2

Total sales increased $131.2 million, or two percent, to $8,859.4 million for the 39 weeks ended January 28, 2007 from $8,728.2 million for the 39 weeks ended January 29, 2006.

Pork segment sales increased $301.6 million, or five percent, to $5,874.7 million for the 39 weeks ended January 28, 2007 from $5,573.1 million for the 39 weeks ended January 29, 2006. The increase in sales is mainly due to the inclusion of the sales of acquired businesses. Including acquisitions, total pork volumes decreased less than one percent with fresh pork volumes decreasing 11% and packaged meats volume increasing 16%. Excluding acquisitions, total pork volumes decreased seven percent with fresh volumes decreasing 11% and packaged meats volume decreasing three percent. These decreases were reflective of a weak fresh meat environment, lower processing levels resulting from a plant rationalization and somewhat reduced livestock availability in the Company’s east coast pork processing operations. Partially offsetting the decrease was a six percent increase in the average unit selling price reflecting the Company’s strategy to use more raw materials internally for its value-added packaged meats.

Beef segment sales decreased $112.8 million, or six percent, to $1,894.8 million for the 39 weeks ended January 28, 2007 from $2,007.6 million for the 39 weeks ended January 29, 2006. The decrease was mainly due to the prior year sell off of company-owned cattle in the Company’s cattle feeding operations partially offset by a ten percent increase in fresh beef volumes driven by higher U.S. demand and partial resumption of international exports.

International segment sales decreased $132.1 million, or 15%, to $737.4 million for the 39 weeks ended January 28, 2007 from $869.5 million for the 39 weeks ended January 29, 2006. The decrease is related to the contribution of the Company’s French operations to the Groupe Smithfield joint venture. Prior to the contribution to Groupe Smithfield, sales from the contributed French operations were $98.9 million for the 39 weeks ended January 28, 2007 as compared to $286.1 million for the 39 weeks ended January 29, 2006. Excluding the effects of the French operations, total meat volumes in the International segment increased eight percent with fresh pork volumes increasing six percent and packaged meats volume increasing 11% on improved Polish results. Average unit selling price also decreased nine percent mainly due to changes in product mix from last year’s period.

Hog Production segment sales decreased $38.7 million, or three percent, to $1,350.6 million for the 39 weeks ended January 28, 2007 from $1,389.3 million for the 39 weeks ended January 29, 2006. The decrease in HP segment sales was due to a three percent decrease in head sold partially offset by a one percent increase in live hog market prices. The decrease in volumes is reflective of the ongoing health issues related to circovirus in the Company’s east coast livestock production operations which was partially offset by increased international production.

Other segment sales decreased $2.3 million, or two percent, to $113.6 million for the 39 weeks ended January 28, 2007 from $115.9 million for the 39 weeks ended January 29, 2006. The decrease is mainly due to lower sales at the Company’s turkey production operations partially offset by sales at the Company’s bioenergy operations which began limited production in the fourth quarter of fiscal 2006.

Gross profit decreased $52.1 million, or six percent, to $830.0 million for the 39 weeks ended January 28, 2007 from $882.1 million for the 39 weeks ended January 29, 2006. The decrease was mainly the result of decreased profitability in the HP segment partially offset by increased profitability in the Pork and Beef segments.

Selling, general and administrative expenses increased $19.2 million, or four percent, to $541.8 million for the 39 weeks ended January 28, 2007 from $522.6 million for the 39 weeks ended January 29, 2006. This increase was mainly due to the inclusion of selling, general and administrative expenses from acquired businesses in the current year period offset by the effect of foreign exchange gains and lower variable compensation in the current period related to the decrease in overall Company profits.

Equity in income of affiliates increased $24.9 million to $40.2 million for the 39 weeks ended January 28, 2007 from $15.3 million for the 39 weeks ended January 29, 2006. This increase was mainly related to the Company’s investments in Groupe Smithfield and Butterball.

Operating profit by reportable segment for the fiscal periods indicated consists of the following:

	39 Weeks Ended
(In millions)	January 28, 2007	January 29, 2006	$ Change
Pork	$146.9	$130.9	$16.0
Beef	12.2	5.2	7.0
International	32.1	(4.9)	37.0
Hog Production	170.8	282.7	(111.9)
Other	29.1	26.7	2.4
Corporate	(62.7)	(65.8)	3.1

Total operating profit	328.4	374.8	(46.4)
Interest expense	(129.8)	(110.4)	(19.4)

Income from continuing operations before income tax	$198.6	$264.4	$(65.8)

Total operating profit decreased $46.4 million, or 12%, to $328.4 million for the 39 weeks ended January 28, 2007 from $374.8 million for the 39 weeks ended January 29, 2006.

Pork segment operating profit increased $16.0 million, or 12%, to $146.9 million for the 39 weeks ended January 28, 2007 from $130.9 million for the 39 weeks ended January 29, 2006. In the prior year, the Company recorded $16.3 million in plant closure charges related to the Company’s east coast restructuring plan. Excluding the effect of these charges, operating profit for the current period decreased $0.3 million, or less than one percent. This decrease in Pork segment operating profit was due to a nine percent decrease in hog processing volumes in the Company’s east coast processing operations, a $4.5 million increase in litigation reserves and a one percent increase in live hog prices. Partially offsetting these were $30.8 million of operating profits from business acquisitions included in the current period.

Beef segment operating profit increased $7.0 million to $12.2 million for the 39 weeks ended January 28, 2007 from $5.2 million for the 39 weeks ended January 29, 2006. Improved results in beef processing more than offset the losses in the Company’s cattle feeding operations.

International segment operating profit increased $37.0 million to a $32.1 million profit for the 39 weeks ended January 28, 2007 from an operating loss of $4.9 million for the 39 weeks ended January 29, 2006. The increase was mainly due to the results of the Groupe Smithfield joint venture which contributed $12.8 million in equity income for the 39 weeks ended January 28, 2007. The Company recorded a loss of $6.5 million in fiscal 2007 as compared to a loss of $7.3 million in fiscal 2006 from its contributed French operations. Also contributing to the increase were improved results in both Poland, which were effected in the prior year by a temporary plant shutdown and product recall, and Romania.

Hog Production segment operating profit decreased $111.9 million, or 40%, to $170.8 million for the 39 weeks ended January 28, 2007 from $282.7 million for the 39 weeks ended January 29, 2006. The decrease reflects higher raising costs and losses from commodity hedging. Raising costs increased from $39.14 per hundredweight in last year’s period to $41.58 per hundredweight in this year’s period as a result of higher grain costs, medication costs and under-absorbed overhead due to a six percent decrease in domestic volumes as a result of circovirus. Commodity losses in the current year period and commodity gains in the prior year period account for $33.7 million of the change. In the third quarter of fiscal 2007, the Company decided to de-designate hedge accounting treatment for eligible commodity contracts thus using mark-to-market accounting, which contributed to the negative commodity impact on the results.

Other segment operating profit increased $2.4 million, or nine percent, to $29.1 million for the 39 weeks ended January 28, 2007 from $26.7 million for the 39 weeks ended January 29, 2006. The increase is primarily due to an increase in equity income from the Company’s Butterball joint venture which acquired the Butterball operations to add to its existing operations.

Corporate expenses decreased $3.1 million, or five percent, to $62.7 million for the 39 weeks ended January 28, 2007 from $65.8 million for the 39 weeks ended January 29, 2006. The decrease is primarily due to lower variable compensation expense related to the decrease in overall Company profits.

Interest expense increased $19.4 million, or 18%, to $129.8 million for the 39 weeks ended January 29, 2007 from $110.4 million for the 39 weeks ended January 29, 2006. The increase was mainly due to increased debt and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate was 27% for the 39 weeks ended January 28, 2007 and 34% for the 39 weeks ended January 29, 2006. The decrease is mainly due to the retroactive reinstatement of the WOTC and the research and development tax credit. Also contributing to the decrease was increased profitability in lower tax jurisdictions at foreign locations.

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

Cash Flows from Operating Activities

Cash provided by operations was $216.7 million for the 39 weeks ended January 28, 2007 as compared to cash provided by operations of $352.7 million for the 39 weeks ended January 29, 2006. The change is primarily due to increased working capital in the current year period, a sell off of Company-owned cattle in the prior year quarter and lower profitability.

Cash Flows from Investing Activities

Cash used in investing activities was $625.6 million for the 39 weeks ended January 28, 2007 and $371.9 million for the 39 weeks ended January 29, 2006. The increase was mainly due to the Company’s acquisitions and investments in Armour-Eckrich ($226.3 million), Groupe Smithfield ($63.1 million) and the remaining shares of Cumberland Gap ($6.7 million) as compared to its $104.3 million cash investment in its cattle feeding joint venture in the prior year period. This increase was partially offset by $31.4 million received for the sale of Quik-to-Fix in the current period.

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) in the Pork segment for $226.3 million. The business (Armour-Eckrich) includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants, and other foodservice establishments. As a result of the acquisition, the Company estimates that it has added approximately

600 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of approximately $1,038.2 million. This acquisition immediately advances the Company’s strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. The Company is in the process of finalizing the valuation of the tangible and intangible assets to determine the final purchase price allocation. The outcome of this valuation may change the preliminary allocation of the purchase price. A preliminary estimate of $143.4 million has been calculated as negative goodwill, which represents the excess of fair value of the assets acquired and liabilities assumed over the purchase price. The Company believes these ConAgra brands have underperformed in recent years, largely due to the limited marketing support they received from ConAgra. Because ConAgra had not adequately supported these brands in the recent past and was unwilling to invest the marketing support necessary to turn them around, ConAgra agreed to sell the brands at an attractive price to the Company. Ultimately, this price led to the recording of negative goodwill. In accordance with SFAS No. 141, the excess of the fair value over the purchase price has been preliminarily accounted for as a reduction to certain assets acquired.

The Company is evaluating restructuring opportunities to effectuate cost savings and realize operating synergies as a result of the acquisition of Armour-Eckrich and expects to incur restructuring charges and capital expenditures related to the acquisition, but expects the acquisition of Armour-Eckrich to result in decreased total capital expenditures over the next few years. The extent of the restructuring has not been determined and as a result the Company cannot currently estimate a range for the charges related to this restructuring. Because the restructuring will relate primarily to assets of Armour-Eckrich, and was in the process of being formulated by the Company’s management at the time of the acquisition, most of the charges related to this restructuring will be reflected in the Company’s final purchase accounting allocations related to the Armour-Eckrich acquisition and will only impact the Company’s consolidated balance sheet, although the Company expects that cash requirements for this restructuring will be significant.

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

The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield in the “Equity in income of affiliates” line of its consolidated income statement. This treatment will affect the comparability of results in the future. Groupe Smithfield is completing its evaluation of restructuring opportunities to effectuate cost savings and realize operating synergies as a result of the investment in the European meats business of Sara Lee Corporation. The extent of the restructuring has not been finalized and as a result the Company cannot currently estimate a range for the charges related to this restructuring. To the extent charges from this restructuring are associated with the European meats business of Sara Lee Corporation, a portion of those charges will be reflected in Groupe Smithfield’s final purchase accounting allocations relating to the transaction and will only affect Groupe Smithfield’s consolidated balance sheet. To the extent charges from this restructuring are associated with the Company’s French operations contributed to the joint venture, a portion of those charges will be reflected in “Equity in income of affiliates.” Although the amount of the charges to the Company’s income statement have not been finally determined, they could be material to the results of operations of the Company. The Company expects that cash requirements for this restructuring will be significant.

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

Capital expenditures in the 39 weeks ended January 28, 2007 totaled $351.3 million, as compared to $260.8 million in the 39 weeks ended January 29, 2006. Capital expenditures are related mainly to processed meats expansion, plant improvement projects and additional hog production facilities. As of January 28, 2007, the Company had approved capital expenditures of $282.3 million mainly for packaged meats and foreign farm expansion as well as Romanian plant renovation and production efficiency projects. These commitments are expected to be funded over the next several years.

In September 2006 (fiscal 2007), the Company and Premium Standard Farms, Inc. (PSF) entered into a definitive Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, PSF will become a wholly-owned subsidiary of the Company and each outstanding share of PSF common stock will be converted into the right to receive 0.678 of a share of the Company’s common stock and $1.25 in cash. Under limited circumstances, the Company may increase, by up to $1.00 per share, the amount of cash to be included in the merger consideration and decrease the fraction of a share of the Company’s common stock by an amount having an equivalent value. Consummation of the merger is subject to customary closing conditions, the expiration of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended, and the absence of certain legal impediments to the consummation of the merger. The Merger Agreement further provides that the Company will be required to pay PSF a fee of $100.0 million if the Merger Agreement is terminated under certain specified circumstances because of the inability to obtain approval under antitrust laws and that PSF will pay the Company a fee of $27.4 million if the Merger Agreement is terminated under certain specified circumstances. In February 2007 (fiscal 2007), the Company and PSF announced that each has certified substantial compliance with the Antitrust Division of the U.S. Department of Justice (the Antitrust Division) in response to its Request for Additional Information. The Company and PSF have agreed to give the Antitrust Division 60 days from substantial compliance to review the transaction and an additional 30 days thereafter for review should the Antitrust Division deem necessary. Also in February 2007 (fiscal 2007), PSF’s common stockholders approved the Merger Agreement at a special meeting held February 23, 2007. The Company expects to use available funds under the New Credit Agreement (as defined below) to pay for the cash portion of the consideration under the Merger Agreement.

In October 2006 (fiscal 2007), the Company and ContiGroup Companies, Inc. announced an agreement in principle to form a 50/50 joint venture to build a new beef processing plant in Texas County, Oklahoma. Construction of the plant is expected to begin in the fourth quarter of fiscal 2007, with completion scheduled for mid-2008. Cost of the project is estimated to be approximately $100.0 million to the Company. The Company intends to use availability under its New Credit Agreement to fund the investment.

In January 2007 (fiscal 2007), the Company announced that it is in the beginning stages of phasing out individual gestation stalls at its sow farms and replacing them with group pens over the next ten years. This decision was made as a result of the Company’s desire to be more animal friendly, as well as to address certain concerns and needs of its customers. The Company anticipates the aggregate cost of the transition from gestation stalls to group pens to be approximately $100 million over 10 years.

Cash Flows from Financing Activities

Cash provided by financing activities was $382.7 million for the 39 weeks ended January 28, 2007 and $16.6 million for the 39 weeks ended January 29, 2006. The increase is mainly due to higher borrowings on the Company’s revolving credit facility mainly to fund acquisitions and investments.

In October 2006 (fiscal 2007), the Company borrowed $125.0 million under a short term uncommitted line of credit with JPMorgan Chase Bank, N.A. and $125.0 million under a short-term uncommitted line of credit with Citibank, N.A. (collectively, the “Short-term Credit Agreements”). The Company used the aggregate $250.0 million borrowed under the Short-term Credit Agreements to pay down borrowings under the Company’s New Credit Agreement. The Company repaid the aggregate $250.0 million borrowed under the Short-term Credit Agreements in December 2006 using availability under the New Credit Agreement (see below). The Company renewed the Short-term Credit Agreements but had not drawn down any funds as of January 28, 2007. The Short-term Credit Agreements expired in February 2007 (fiscal 2007) but were subsequently renewed in March 2007 (fiscal 2007).

In August 2005 (fiscal 2006), the Company entered into a $1.0 billion secured revolving credit agreement (the New Credit Agreement) that replaced the Company’s then existing credit facility. The New Credit Agreement matures in August 2010. The Company may draw down funds as a revolving loan or a swingline loan and obtain letters of credit under the New Credit Agreement. The proceeds of any borrowings under the New Credit Agreement may be used to finance working capital needs and for other general corporate purposes of the Company.

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

In August 2006 (fiscal 2007), the Company, through one of its European subsidiaries, entered into a €300.0 million (approximately $387.4 million) secured revolving credit facility (the European Credit Agreement). The European Credit Agreement terminates in August 2009 unless extended pursuant to its terms. The Company may draw down funds as a revolving loan under the facility and the proceeds of any borrowings under the European Credit Agreement may be used for general corporate purposes. The European Credit Agreement is secured by the Company’s Campofrío stock. In addition, the Company and three of its subsidiaries incorporated in Europe have unconditionally guaranteed these obligations, including payment obligations, under the European Credit Agreement.

As of January 28, 2007, the Company had aggregate committed credit facilities totaling $1,637.7 million including unused capacity of $440.6 million, of which $352.5 million represents unused capacity under the New Credit Agreement and $64.6 million represents unused capacity under the European Credit Agreement. The Company had net borrowings of $306.1 million on the New Credit Agreement during the 39 weeks ended January 28, 2007 and had net borrowings of $322.8 million on the European Credit Agreement during the 39 weeks ended January 28, 2007. As of January 28, 2007, the Company was in compliance with all debt covenants under the New Credit Agreement and European Credit Agreement.

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. During the 39 weeks ended January 29, 2006, the Company repurchased 230,000 shares of its common stock at an average price of $29.52 per share. As of January 28, 2007, the Company had 2,873,430 shares of common stock remaining under the share repurchase program.

Contractual Obligations and Commercial Commitments

The following table provides information about the Company’s contractual obligations and commercial commitments as of January 28, 2007:

	Payments Due By Period
	Total	< 1 Year	2-3 Years	4-5 Years	>5 Years
	(in millions)
Long-term debt and notes payable	$2,990.2	$76.0	$1,057.7	$1,434.6	$421.9
Interest	717.0	191.1	320.1	152.1	53.7
Capital lease obligations, including interest	2.1	1.6	0.3	0.1	0.1
Operating leases	281.6	56.3	85.1	43.4	96.8
Capital expenditure commitments	282.3	200.0	82.3	—	—
Purchase obligations:
Hog procurement(1)	1,299.5	736.0	509.9	53.6	—
Cattle procurement(2)	237.5	237.5	—	—	—
Contract hog growers(3)	1,083.5	292.7	403.3	320.1	67.4
Other(4)	785.2	503.9	196.5	26.3	58.5

Total	$7,678.9	$2,295.1	$2,655.2	$2,030.2	$698.4

(1)	Through the Pork and International segments, the Company has purchase agreements with certain hog producers. Some of these arrangements obligate the Company to purchase all of the hogs produced by these producers. Other arrangements obligate the Company to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that the Company will be obligated to purchase and the uncertainty of market prices at the time of hog purchases, the Company has estimated its obligations under these arrangements. The Company based its estimates on its past history for hog purchases. For prices during fiscal 2007, the average purchase price estimated is based on available futures contract values and internal projections adjusted for historical quality premiums. For prices beyond fiscal 2007, the Company estimated the market price of hogs based on the ten-year average of $0.41 per pound.
(2)	Through the Beef segment, the Company has purchase agreements with certain cattle producers. Some of these arrangements are fixed price contracts and others obligate the Company to purchase a fixed amount of cattle at the market price at the time of delivery. For the fixed price contracts, the actual amounts are shown in the table. Due to the uncertainty of future market prices for cattle, the Company based its fixed quantity obligations on available futures contract values.
(3)	Through the HP segment, the Company uses independent farmers and their facilities to raise hogs produced from the Company’s breeding stock. Under multi-year contracts, the farmers provide the initial facility investment, labor and front line management in exchange for a performance-based service fee payable upon delivery. The Company is obligated to pay this service fee for all hogs delivered. The Company has estimated its obligation based on expected hogs delivered from these farmers.
(4)	Includes forward grain contracts which, if valued at January 28, 2007 market prices, would be $258.3 million and a contingency of $100.0 million related to the potential PSF transaction. Also includes $100.0 million, allocated over two years, for the Company’s contribution to the construction of a beef processing plant and $100.0 million, allocated at $10.0 million per year for the next ten years, for the Company’s transition to group pens from gestation stalls.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking information includes statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and other strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The Company’s forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, the Company’s ability to balance capacity versus market demand, the effect of investments in additional beef processing, the timing and extent to which beef export markets are reopened, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the investment performance of the Company’s pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for fiscal 2006 and in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and the Quarterly Reports on Forms 10-Q for the quarterly periods ended July 30, 2006 and October 29, 2006. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed, or implied, by the statements. Any forward-looking statement that the Company makes speaks only as of the date of such statement, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performances, unless expressed as such, and should only be viewed as historical data.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for fiscal 2006 and Quarterly Reports on Form 10-Q for the periods ended July 30, 2006 and October 29, 2006 includes a listing of risk factors to be considered by investors in the Company’s securities. Appearing below are updates of certain of the risk factors in the Form 10-K and Forms 10-Q and additional risks related to the Company’s pending acquisition of Premium Standard Farms, Inc. (PSF).

Risks Relating to Our Business

Health risk to livestock could adversely affect production, the supply of raw materials and our business.

We take all necessary and prudent precautions to ensure that our livestock is healthy and that our processing plants and other facilities operate in a sanitary manner. Nevertheless, we are subject to risks relating to our ability to maintain animal health and control diseases. Livestock health problems could adversely impact production, supply of raw material to the Pork, Beef and International segments and consumer confidence. From time to time, we have experienced outbreaks of certain diseases, such as the current circovirus infection that began in late fiscal 2006, at our hog production facilities and may experience additional outbreaks in the future. If our livestock is affected by disease, we may be required to destroy infected livestock, which could adversely affect our production or ability to sell or export our products. Disease can reduce the number of offspring weaned per sow and hamper the growth of livestock to finished size. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of our food products, particularly as we expand our branded pork products.

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

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

At January 28, 2007, we had:

•	approximately $2,992.2 million of indebtedness,

•	guarantees of up to $95.5 million for the financial obligations of certain unconsolidated joint ventures and hog farmers,

•	uncommitted line of credit totaling $125.0 million, none of which is outstanding, and

•	aggregate revolving credit facilities totaling $1,637.7 million, with unused capacity under these credit facilities of $440.6 million.

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

The State of Iowa has adopted legislation that would prohibit or restrict meat packers from owning livestock. In the second quarter of fiscal 2006, we entered into a settlement agreement with the State of Iowa whereby the state agreed not to enforce this restrictive legislation on us for a period of ten years. As a part of our settlement, we committed to pay $200,000 per year for 10 years to support various programs benefiting the swine industry in Iowa. We also agreed to purchase a specified minimum number of hogs to be processed by us in Iowa and South Dakota on the open market for two years. Other states have similar legislation restricting the ability of corporations from owning livestock farms or engaging in farming. In addition, Congress is currently considering federal legislation that would ban meat packers from owning livestock. We cannot assure you that such or similar legislation affecting our operations will not be adopted at the federal or state levels in the future. Such legislation, if adopted and applicable to our current operations and not successfully challenged or settled, could have a material adverse impact on our operations and our financial statements. We have and will continue to aggressively challenge any such legislation.

We depend on availability of, and satisfactory relations with, our employees.

As of January 28, 2007, we had approximately 53,800 employees, 23,400 of which are covered by collective bargaining agreements. Our operations depend on the availability, retention and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our plants. For example, United Food and Commercial Workers is currently engaged in a campaign to represent employees at our Tar Heel, North Carolina plant, where we have experienced work stoppages, walk-outs and attempts to organize boycotts. Some of these activities occurred in connection with immigration enforcement activities relating to undocumented workers at that plant. If we fail to maintain satisfactory relations with our employees or with the unions, we may experience labor strikes or other consequences similar or in addition to the type of activities discussed above. None of these activities have had any material impact on our financial statements to date, however we cannot assure you that these activities will not have a material impact in the future. In addition, the discovery by us or governmental authorities of undocumented workers could result in our having to replace those workers, which could be disruptive to our operations.

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

We are largely dependent on the cost and supply of hogs, cattle and feed ingredients and the selling price of our products and competing protein products, all of which are determined by constantly changing market forces of supply and demand as well as other factors over which we have little or no control. These other factors include:

•	fluctuations in the size of herds maintained by us and our other hog and cattle suppliers,

•	competing demand for corn for use in the manufacture of alternative fuels,

•	environmental and conservation regulations,

•	import and export restrictions,

•	economic conditions,

•	weather, including weather impacts on our water supply,

•	energy prices, including the effect of changes in energy prices on our transportation costs,

•	crop and livestock diseases, and

•	currency fluctuations.

Additionally, commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing proteins on the market, especially beef and chicken. For example, our fiscal 2006 fourth quarter and fiscal 2007 first half financial results were impacted negatively by an over-supply of protein which decreased selling prices of our fresh and processed meats. Also, recent expansion of pork processing capacity by industry participants has negatively affected fresh pork margins.

We attempt to manage certain of these risks through the use of our risk management and hedging programs, however this may also limit our ability to participate in gains from favorable commodity fluctuations. For example, in the first half of fiscal 2005, we were unable to benefit fully from strong hog prices due to our hedging activities, but, to a lesser extent, we benefited from favorable hedges of grain. Additionally, the majority of our commodity derivative contracts are marked to market which may cause volatility in quarterly earnings. We cannot assure you that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products directly or in a timely manner.

Risks Relating to the Pending Merger Transaction with PSF

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

Smithfield and PSF each received a request for additional information from the Antitrust Division of the Department of Justice. The request has the effect of extending the waiting period under the HSR Act until 30 days after Smithfield and PSF have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the Department of Justice. In February 2007, Smithfield and PSF each certified substantial compliance with the request and agreed to give the Antitrust Division 60 days from substantial compliance to review the transaction and an additional 30 days thereafter for review should the Antitrust Division deem it necessary.

If the merger is completed, we would assume all of PSF’s potential liabilities, including liabilities under existing nuisance lawsuits which, if adversely decided, could have a material adverse effect on our future results and/or PSF’s operations. We would also assume PSF’s obligations under certain environmental consent decrees, the financial cost of which could exceed PSF’s previous estimates.

If the merger is completed, we will assume all of the liabilities, known or unknown, of PSF, including any further liabilities arising out of existing nuisance claims brought by neighboring property owners. PSF is currently a defendant in eight lawsuits filed in Missouri based on the laws of nuisance and involving an aggregate of 71 plaintiffs. One of the lawsuits sought to create a class of plaintiffs living within 10 miles of PSF’s farms in northern Missouri, including contract grower farms. Plaintiffs in that case have dropped their request for class certification and now approximately 200 new plaintiffs seek to be added to the case. Another of the lawsuits recently resulted in a jury verdict for six former plaintiffs of compensatory damages in the aggregate amount of $4.5 million as well as punitive damages that were waived in settlement. Although we intend to continue PSF’s vigorous defense of these suits, we cannot assure you that we will be successful, that additional nuisance claims will not arise in the future or that the PSF reserves for litigation are adequate.

If the merger is completed, we would also assume all of PSF’s obligations under environmental consent decrees that require PSF to research, develop and implement new technologies to control wastewater, air and odor emissions from its farms in Missouri. Under the terms of the decrees, PSF must install these new technologies on the 11 largest farms by 2010. In 2004, PSF estimated the construction costs of implementing these new technologies at approximately $33 million, of which, according to PSF, approximately $15.2 million has been incurred as of December 23, 2006. However, we can not assure you that the costs of carrying out these obligations will not significantly exceed PSF’s previous estimate. Furthermore, if PSF fails to meet these obligations on a timely basis, we may incur material penalties, fines and damages as well as negative publicity. If the merger is completed, we may also be required to make additional investments at PSF’s North Carolina operations under an agreement between PSF and the Attorney General of North Carolina.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 30 to November 26, 2006	—		n/a	n/a	2,873,430
November 27 to December 31, 2006	4,694	(1)	$25.84	—	2,873,430
January 1 to January 28, 2007	—		n/a	n/a	2,873,430

Total	4,694	(1)	$25.84	—	2,873,430

(1)	The purchases were made in open market transactions and the shares are held in a rabbi trust under the Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (the Directors Plan) to mirror deferred stock grants and fee deferrals. The Directors Plan was approved by the Company’s shareholders on August 26, 2005 and authorizes 300,000 shares for distribution to non-employee directors under its terms.
(2)	As of January 28, 2007, the Company’s board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares the Company may repurchase under the plan were authorized on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws adopted May 30, 2001, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Interim Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/ ROBERT W. MANLY, IV
Robert W. Manly, IV Executive Vice President and Interim Chief Financial Officer

/s/ JEFFREY A. DEEL
Jeffrey A. Deel Corporate Controller

Date: March 9, 2007