Form 10-K
period 2007-04-29
SMITHFIELD FOODS INC
filed 2007-06-28
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of October 27, 2006 was approximately $2.3 billion. This figure was calculated by multiplying (i) the $26.41 last sales price of registrant’s Common Stock as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter by (ii) the number of shares of registrant’s Common Stock not held by any officer or director of the registrant or any person known to the registrant to own more than five percent of the outstanding Common Stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the registrant is in fact an affiliate of the registrant.

At June 11, 2007, 134,221,139 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 30, 2007.

PART I

Item 1. Business

Smithfield Foods, Inc., the registrant, together with its subsidiaries, is referred to in this document as the “Company”.

General

The Company is the largest hog producer and pork processor in the world and the fifth largest beef processor in the United States (U.S.). The Company conducts its business through six reporting segments, Pork, Beef, International, Hog Production (HP), Other and Corporate, each of which is comprised of a number of subsidiaries. See Notes 1 and 13 in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements” for additional segment and geographic information.

Pork Segment

The Pork segment produces a wide variety of fresh pork and packaged meats products in the U.S. and markets them nationwide and to numerous foreign markets, including Japan, Mexico, Canada and Australia. The Pork segment currently operates over 40 processing plants.

During the preceding five fiscal years, the Company’s main acquisitions and the initial investment dates in the Pork segment were:

Initial Investment Date	Acquisition	Description
Fiscal 2007	Armour-Eckrich	Producer of mostly branded packaged meats products with large market share in hot dogs, dinner sausages and luncheon meats, based in Naperville, Illinois.

Fiscal 2006	Cook’s Hams, Inc. (Cook’s)	Producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items, based in Lincoln, Nebraska.

Fiscal 2004	Farmland Foods, Inc.	Sixth largest pork processor in the U.S. producing 1 billion pounds of fresh pork and 500 million pounds of packaged meats under the Farmland, Carando, Ohse and Roegelein brands. Farmland Foods is headquartered in Kansas City, Missouri.

Fiscal 2004	Cumberland Gap Provision Co.	Processor of premium, branded hams, sausages and other specialty products, based in Middlesboro, Kentucky.

Fiscal 2003	Stefano Foods, Inc.	Producer and marketer of Italian convenience foods, including stuffed pizza rings and calzones, based in Charlotte, North Carolina.

The following table shows, for the fiscal periods indicated, the percentages of the Pork segment revenues derived from fresh pork, packaged meats and other products.

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005
Packaged meats	52%	50%	49%
Fresh pork	46%	48%	50%
Other products	2%	2%	1%

	100%	100%	100%

Fresh pork products. The Company’s Pork segment sold approximately 3.1 billion pounds of fresh pork in fiscal 2007, a 12% decrease from the prior year, which reflects the Company’s strategy of converting fresh meat raw materials into value-added further processed meats. The Company’s Pork segment processes hogs at seven plants (five in the Midwest and two in the Southeast), with a current aggregate slaughter capacity of 101,000 hogs per day. A substantial portion of the Pork segment’s fresh pork is sold to retail customers as unprocessed, trimmed cuts such as butts, loins (including roasts and chops), picnics and ribs.

Packaged meats products. The Company’s Pork segment sold approximately 2.9 billion pounds of packaged meats products in fiscal 2007. The Company produces a wide variety of packaged meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. The Company markets its domestic packaged meats products under labels that include Smithfield, Farmland, John Morrell, Gwaltney, Great, Cumberland Gap, Armour, Eckrich, Margherita, LunchMakers, Dinner Bell, Carando, Kretschmar, Lean Generation, Lykes, Cook’s, Esskay, Valleydale, Ember Farms, Rath, Roegelein, Ohse, Stefano’s, Williamsburg, Tom & Ted’s and Jamestown. The Pork segment also sells a substantial quantity of packaged meats as private-label products. The Company continues to emphasize a strategy of converting more of fresh meat raw materials into value-added, further processed meats. With the acquisition of Armour-Eckrich in fiscal 2007 and Cook’s in fiscal 2006, and the addition of new bacon lines, the Company added the capacity to be a net buyer of both hams and bellies. In addition, the Company’s new 210,000 square foot state-of-the-art manufacturing facility in North Carolina was completed and opened in July 2006 (fiscal 2007).

The Company’s product lines include leaner fresh pork products as well as lower-fat and lower-salt packaged meats. The Company also markets a line of lower-fat value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40% lower-fat bacon. Management believes that leaner pork products and meal options that deliver convenience, variety and ease of preparation, combined with the industry’s efforts to heighten public awareness of pork as an attractive protein source, have led to increased consumer demand.

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

The Pork segment purchased approximately 40% of its U.S. live hog requirements from the HP segment in fiscal 2007. In addition, the Company has established multi-year agreements with Maxwell Foods, Inc. and Prestage Farms, Inc., which provide the Pork segment with a stable supply of high-quality hogs at market-indexed prices. These producers supplied approximately 12% of the hogs that the Pork segment processed in fiscal 2007.

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

Discontinued Operations. In fiscal 2007, the Company completed the sale of substantially all of the assets and business of Quik-to-Fix, Inc. (Quik-to-Fix) for net proceeds of $28.2 million. As a result, Quik-to-Fix is being reported as a discontinued operation.

Facility closures. During fiscal 2006, as part of its east coast restructuring plan, the Company ceased fresh pork processing in one of The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield, Virginia facilities, and during fiscal 2007 and 2006 closed its plants located in Salem, Virginia, Bedford, Virginia and Madison, Florida. During fiscal 2006, the Company recorded, in cost of sales, accelerated depreciation totaling $7.9 million and an impairment charge totaling $18.4 million related to this restructuring plan.

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

In December 2003, a case of Bovine Spongiform Encephalopathy (BSE) was discovered in the State of Washington. In response to this discovery, many foreign countries, including Japan, South Korea and other key Asian markets imposed bans on beef imports from the U.S. Since 2003, several more isolated cases of BSE have been discovered in the U.S. Japan lifted the ban on U.S. beef imports in December 2005 but reinstated it six weeks later when a single shipment of veal from the U.S. was determined to violate certain agreed-upon protocols. In June 2006 (fiscal 2007), the U.S. and Japan announced a new agreement to move towards restarting partial trade in U.S. beef from animals 20 months and younger. In May 2007 (fiscal 2008), South Korea reopened partial trade in U.S. beef from animals 30 months and younger. However, the vast majority of U.S. beef remains ineligible for export to Japan, South Korea and other key Asian markets due to the age limitation on cattle. It is not known at this time when remaining restrictions on U.S. beef exports will be lifted.

During the preceding five fiscal years, the Company’s main investments in the Beef segment were:

Initial Investment Date	Investment	Description
Fiscal 2006	Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	Cattle feeding joint venture headquartered in Colorado with a one time feeding capacity of 811,000 head.

Fiscal 2005	MF Cattle Feeding, Inc. (MFI)	Cattle feeding operations in Colorado and Idaho with a one time feeding capacity of over 357,000 head. Subsequently, the non-cattle assets, including the feeding capacity, of MFI were contributed to the Company’s cattle feeding joint venture, Five Rivers.

The following table shows, for the fiscal periods indicated, the percentages of Beef segment revenues derived from fresh beef, cattle feeding and other products (including hides and rendering).

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005
Fresh beef	78%	81%	80%
Cattle feeding	1%	11%	11%
Other products	21%	8%	9%

	100%	100%	100%

Beef products. The Company is the fifth largest beef processor in the U.S., producing approximately 1.5 billion pounds of fresh beef in fiscal 2007. It processes cattle at four plants (two in the Midwest, one in the Northeast and one in the Southwest), with a current aggregate processing capacity of 7,600 cattle per day. Its beef is sold to retail and foodservice customers as boxed beef and ground beef.

Cattle feeding. As of April 29, 2007, the Company had approximately 320,450 head of cattle on feed valued at roughly $260.3 million located at both company-owned and custom feedlots throughout the Northwest, Southwest, Midwest, and East regions of the U.S. In fiscal 2007, the Company increased its utilization of the Beef segment’s company-owned cattle program to meet the increasing demands of the Beef segment’s customers for consistent, quality boxed beef products resulting in fewer head sold to outside parties. The Company also had a decrease in the number of head on feed.

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. (ContiGroup) formed Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC (ContiBeef). Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup, currently headquartered in Loveland, Colorado, with a total of ten feedlots located in Colorado, Idaho, Kansas, Oklahoma and Texas. Five Rivers has one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms using a variety of marketing methods that were already in place at MFI and ContiBeef.

Raw materials. The primary raw materials of the Beef segment are live cattle. Historically, cattle prices have been subject to substantial fluctuations. Cattle supplies and prices are affected by factors such as corn and soybean meal prices, weather and farmers’ access to capital. In addition, there is currently a ban on the import of Canadian cattle over 30 months of age that has reduced the supply of cattle in the U.S.

The Beef segment’s four processing plants purchase lean Holstein steers and cows and other cattle primarily from feed yards, auction barns, direct contract relationships with suppliers in close proximity to processing plants and from the Beef segment’s existing cattle feeding operations. The close proximity of these plants to most of their suppliers reduces transportation costs, shrinkage and bruising of livestock in transit. The Beef segment generally maintains a “bought ahead” position of a one- to two-week supply of live cattle. The Beef segment procures approximately 15% of its live cattle from its existing cattle feeding operations and 25% of its live cattle on a forward contract basis, filling the remainder of its live cattle requirements in the spot market.

Facility closures. During fiscal 2006, the Company closed its Gering, Nebraska facility due to the economics caused by the ban on importing cattle from Canada into the U.S. and the reduced availability of western range cows and bulls.

During fiscal 2005, the Company ceased operations at the Showcase Foods, Inc. (Showcase Foods) facility in the Beef segment. In connection with the closing, the Company recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. In addition, Showcase Foods incurred operating losses of $5.2 million during fiscal 2005. Since the date of the initial closing, the Company has explored various ways to use the available Showcase Foods facilities and the remaining equipment. During fiscal 2007, despite the Company’s best efforts to create a viable business in the facility, it was determined that it was not economically feasible to reopen the facility. The Company recorded a pre-tax impairment charge of $8.2 million to write down the remaining assets to their realizable value.

International Segment

The International segment includes the Company’s international meat processing operations that produce a wide variety of fresh and packaged meats products. The Company has controlling interests in international meat processing operations located mainly in Poland, Romania and the United Kingdom. In addition, the Company has interests in international meat processing operations, mainly in Western Europe, Mexico, Romania and China. Also included in the Company’s international meat processing operations are the Company’s strategic investments in Spain.

During the preceding five fiscal years, the Company’s main acquisitions and the initial investment dates in the International segment were:

Initial Investment Date	Acquisition/Investment	Description
Fiscal 2007	Groupe Smithfield	50/50 joint venture with European brand names such as Aoste, Justin Bridou and Nobre, based in Paris, France.

Fiscal 2005	Morliny S.A.	A producer and marketer of pork and beef in Poland, which markets its products both domestically and through export channels.

Fiscal 2005	Comtim Group S.R.L.	A hog and pork producer and pork marketer based in Romania, which markets its products mainly domestically.

Fiscal 2005	Jean Caby S.A. (Jean Caby)	Producer and marketer of branded and private-label hams and other specialty products primarily in the French market.

Fiscal 2004	Agrotorvis S.R.L.	Pork processing business in Romania.

Groupe Smithfield. In August 2006 (fiscal 2007), the Company formed a 50/50 joint venture, named Groupe Smithfield, with Oaktree Capital Management, LLC, which purchased the European meats business of Sara Lee Corporation. The Company contributed Jean Caby and cash of €50.0 million (approximately $63.1 million). As of the date of the formation of the joint venture, the Company no longer consolidates Jean Caby. The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield as “Equity in income of affiliates” in its consolidated statements of income.

The Company also has a strategic investment of 23% of the common stock of Campofrió Alimentación S.A., a packaged meats manufacturer and marketer headquartered in Madrid, Spain.

The following table shows, for the fiscal periods indicated, the percentages of International segment revenues derived from packaged meats, fresh pork and other meat products. Fiscal 2007 reflects the contribution of Jean Caby to the Groupe Smithfield joint venture.

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005
Packaged meats	34%	56%	58%
Fresh pork	23%	19%	20%
Other meat products	43%	25%	22%

	100%	100%	100%

Polish facility temporary shutdown. During the first quarter of fiscal 2006, the Company’s Polish operations temporarily shut down a red meat plant in connection with media reports regarding food safety and related issues. The Company voluntarily shut down the plant for ten days and recalled some previously shipped product. The shutdown and returns resulted in approximately $5.0 million of operating losses during fiscal 2006. After the shutdown, the Polish operations experienced a sharp reduction in packaged meat volumes that significantly improved in fiscal 2007. The Polish operations incurred increased marketing and promotional expenditures in the areas affected by the recall in an attempt to recapture lost business. Those expenditures have since returned to normal levels.

The Pork, Beef and International Segments in General

Customers and marketing. The Pork, Beef and International segments have significant market presence throughout their respective geographic areas where they sell their fresh pork, packaged meats, beef and other meat products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. The Company uses both in-house salespersons as well as independent commission brokers to sell its products. In fiscal 2007, the Company sold its products to more than 3,500 customers, none of whom accounted for as much as 10% of the Pork, Beef or International segments’ revenues. The Company has no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.

The Company’s fundamental marketing strategy is to provide quality and value to the ultimate consumers of its fresh pork, packaged meats and beef products. The Company incurred advertising expenses of $97.5 million and $109.4 million in fiscal years 2007 and 2006, respectively, on consumer advertising and trade promotion programs designed to build awareness and increase sales distribution and penetration. The Company also provides sales incentives for its customers through rebates based on achievement of specified volume and/or growth in volume levels.

In fiscal 2007, export sales comprised approximately 9% of the Pork segment’s volumes and 6% of the Beef segment’s volumes. The Company provides Japanese markets with a line of branded fresh pork, as well as other chilled and frozen unbranded fresh pork products. In addition to Japan, the Company has export sales to Mexico and to more than three dozen other foreign countries. Export sales are subject to factors beyond the Company’s control, such as tariffs, trade barriers and other governmental restrictions. The Company’s Pork and Beef segments conduct the majority of their export sales in U.S. dollars and therefore bear very little currency exchange risk. The Company’s International segment has sales denominated in foreign currencies and, as a result, is subject to certain currency exchange risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” for a discussion of the Company’s foreign currency hedging activities.

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

Trademarks. The Company owns and uses numerous marks. These marks are the Company’s registered trademarks or are otherwise subject to protection under applicable intellectual property laws. The Company considers these marks and the accompanying goodwill and customer recognition valuable and material to its business. Management believes that registered trademarks have been important to the success of the Company’s branded fresh pork and packaged meats products. In a number of markets, the Company’s brands are among the leaders in selected product categories.

Distribution. The Pork, Beef and International segments use a combination of private fleets of leased tractors and trailers and independent common carriers and owner operators to distribute fresh pork and beef and packaged meats to their customers, as well as to move raw materials between plants for further processing. The Company coordinates deliveries and uses backhauling to reduce overall transportation costs. In the U.S., the Company’s Pork and Beef segments distribute their products directly from some of their plants and from leased distribution centers in Missouri, Pennsylvania, North Carolina, Kansas, Wisconsin, Indiana, Illinois, Connecticut, California, Michigan, Arizona and Texas. The Company also operates distribution centers adjacent to its plants in Bladen County, North Carolina, Sioux Falls, South Dakota, Green Bay, Wisconsin, Souderton, Pennsylvania and Crete, Nebraska. Internationally, the Company distributes its products through a combination of leased and owned warehouse facilities.

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

Hog Production Segment

As a complement to the Company’s Pork and International segments, the Company has vertically integrated into hog production. The HP segment operates numerous hog production facilities with approximately 888,000 sows producing about 13.9 million market hogs annually. In addition, through its joint ventures, the Company has approximately 114,000 sows producing about 1.5 million market hogs annually. Domestically, the HP segment produces approximately 52% of the Pork segment’s live hog requirements. Internationally, the HP segment produces approximately 50% of the International segment’s live hog requirements. The profitability of hog production is directly related to the market price of live hogs and the cost of corn and soybean meal. The HP segment generates higher profits when hog prices are high and corn and soybean meal prices are low, and lower profits (or losses) when hog prices are low and corn and soybean meal prices are high. Management believes that the HP segment furthers the Company’s strategic initiative of vertical integration and reduces its exposure to fluctuations in profitability historically experienced by the pork processing industry. In addition, as food safety becomes increasingly important to the consumer, the Company’s vertically integrated system provides traceability from conception of livestock to consumption of the pork product.

The Company owns certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). The HP segment makes extensive use of these genetic lines, with approximately 749,000 SPG breeding sows. In addition, the Company has sublicensed some of these rights to some of its strategic hog production partners. In addition, through its joint ventures, the Company has approximately 66,000 SPG breeding sows. All hogs produced under these sublicenses are supplied to the Company. The Company believes that the hogs produced by these genetic lines are the leanest hogs commercially available and enable it to market highly differentiated pork products. Management believes that the leanness and increased meat yields of these hogs enhance the Company’s profitability with respect to both fresh pork and packaged meats. In fiscal 2007, the Company processed 12.4 million SPG hogs domestically and 815,000 SPG hogs internationally.

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

Other Segment

The Other segment is comprised of the Company’s turkey production and hatchery operations and its 49% interest in Butterball, LLC. In October 2006 (fiscal 2007), concurrent with the Company’s acquisition of Armour-Eckrich, Carolina Turkeys, LLC, an existing partnership of which the Company owns 49%, financed and purchased the Butterball and Longmont turkey processing and production businesses from ConAgra for $325.0 million and changed its name to Butterball.

Discontinued operations. In April 2007 (fiscal 2007), the Company decided to exit the alternative fuels business and dispose of substantially all the assets of Smithfield Bioenergy, LLC (SBE). As a result, SBE is being reported as a discontinued operation.

Subsequent Event

In May 2007 (fiscal 2008), the Company acquired Premium Standard Farms, Inc. (PSF), one of the largest vertically integrated providers of pork products in the U.S., producing pork products for the retail, wholesale, foodservice, further processor and export markets. PSF has become a recognized leader in the pork industry through its vertically integrated business model that combines modern, efficient production and processing facilities, sophisticated genetics, and strict control over the variables of health, diet and environment. PSF is one of the largest pork processors in the U.S. with processing facilities in Missouri and North Carolina. PSF is also one of the largest owners of sows in the U.S. with operations located in Missouri, North Carolina and Texas.

Employees

As of April 29, 2007, the Company had approximately 53,100 employees, approximately 22,000 of whom were covered by collective bargaining agreements. The Pork segment had approximately 32,300 employees, approximately 17,400 of whom were covered by collective bargaining agreements; the Beef segment had approximately 5,600 employees, approximately 2,500 of whom were covered by collective bargaining agreements; the International segment had approximately 9,100 employees, approximately 2,100 of whom were covered by collective bargaining agreements; the HP segment had approximately 5,700 employees, none of whom were covered by collective bargaining agreements; the Other segment had approximately 100 employees, none of whom were covered under collective bargaining agreements; and the Corporate segment had approximately 300 employees, none of whom were covered by collective bargaining agreements. The Company believes that its relationship with its employees is satisfactory.

Labor organizing activities occasionally occur at one or more of the Company’s facilities. For example, the Company was involved in proceedings regarding union representation of employees at the Company’s processing facilities at Wilson and Tar Heel, North Carolina. In a proceeding involving the Company’s Wilson plant, an administrative law judge directed that a bargaining order be entered against the Company. The Company’s appeal of that order was successful and the judge’s recommendation was rejected by the National Labor Relations Board (NLRB). While other matters related to the Wilson plant remain pending in the United States Circuit Court for the District of Columbia on appeal from the NLRB’s order, including the scope of remedial relief that could affect the conduct of any future NLRB conducted elections, a new election will be required to determine whether the Wilson employees want union representation.

In a proceeding involving the Company’s Tar Heel plant, the NLRB found that the Company has engaged in certain unfair labor practices in connection with a prior representation election and ordered, among other things, that the Company allow a new election to be held. The Company appealed the NLRB’s findings with respect to unfair labor practices to the Circuit Court of Appeals for the District of Columbia, which denied that appeal in May 2006. Accordingly, the Company has now complied with the NLRB’s order. If and when the NLRB schedules another representation election at the Tar Heel plant, the Company will participate in the election process. The outcome of that election, if and when it takes place, will determine whether approximately 5,500 employees at the Tar Heel plant will be union represented.

Environmental Stewardship

In calendar year 2000, in furtherance of the Company’s continued commitment to responsible environmental stewardship, Smithfield Foods, Inc. and its North Carolina-based hog production subsidiaries voluntarily entered into an agreement with the Attorney General of North Carolina (the Agreement) designed to enhance water quality in the State of North Carolina through a series of initiatives to be undertaken by the Company and its subsidiaries while protecting their access to swine operations in North Carolina. These initiatives focused on operations of the Company’s hog production subsidiaries in the State of North Carolina, particularly areas devastated by hurricanes in the fall of 1999.

Under the Agreement, the Company assumed a leadership role in the development of environmentally superior and economically feasible waste management system technologies. Pursuant to the Agreement, the Company and its subsidiaries committed to implement environmentally superior and economically feasible technologies for the management of swine waste at the subsidiaries’ farms in North Carolina following a determination made by an expert from North Carolina State University, with advice from peer review panels appointed by him, that such technologies are both environmentally superior and economically feasible to construct and operate at such farms. The Company and its subsidiaries have agreed to provide $15.0 million to fund the technology research and development activities under the Agreement and to provide certain financial and technical assistance to those farms under contract to the subsidiaries as necessary to facilitate their implementation of such technologies determined to be environmentally superior and economically feasible. These technology research activities have now been completed and the technology development, environmental enhancement and conversion agreement portions of the Agreement remain in place. Although none of the technologies evaluated under the Agreement were found to be economically feasible for existing farms, a specific solids separation/nitrification/denitrification/soluble phosphorous removal system in combination with any one of four specified solids treatment systems was found to meet the environmental performance standards established under the Agreement. These combinations of technologies were found to be both economically feasible and environmentally superior for new farms. The Company and its subsidiaries are committed to building on the technology research and development work completed under the Agreement, and are in the process of evaluating options for continued technology development work in North Carolina.

The Agreement also reflects the Company’s commitment to preserving and enhancing the environment of Eastern North Carolina by providing a total of $50.0 million to assist in the preservation of wetlands and other natural areas in eastern North Carolina and to promote similar environmental enhancement activities. This commitment is being fulfilled with annual contributions of $2.0 million over a 25 year period beginning in 2000.

In 2000, PSF, which was acquired by the Company in May 2007, entered into a similar agreement with the Attorney General of North Carolina where it agreed to pay $2.5 million to a fund for technology development, for environmental assessment activities, and for the defrayal of costs incurred by the state related thereto.

The Company has assumed a leadership role in the development of environmental management systems, and except for certain acquisitions (including those in Romania), some international operations, and new facilities, all of the Company’s hog production operations and meat processing operations have developed and implemented environmental management systems meeting the requirements of the International Organization for Standardization 14001 (ISO 14001). ISO 14001 is a standard which establishes a coordinated framework of controls to manage environmental performance within an organization. To obtain ISO 14001 certification, an organization must meet a rigorous and comprehensive set of requirements and criteria developed by experts from all over the world and submit to independent audits of its environmental management systems by third parties.

In addition, throughout the Pork, Beef and International segments, the Company promotes a variety of pollution reduction projects related to energy and water conservation, recycling and pollution prevention.

Animal Welfare Program

The Company has a formalized animal welfare program which it believes to be one of the most comprehensive animal welfare programs in its industry.

The Company’s animal welfare program includes processes and procedures relating to the safety, comfort and health of its animals. The Company retained the services of two internationally recognized experts on animal behavior and animal handling, who verified that the Company’s animal welfare program is credible, science-based and auditable. Going forward, the audit component of the Company’s animal welfare program will be rolled into the National Pork Board PQA Plus program.

The Company’s animal welfare program includes procedures designed to monitor animal well-being at all stages of the animal’s life through a series of checklists, inspections and audits. Through this program, the Company’s production personnel receive specific training in the proper methods and practices for the promotion of animal well-being.

In January 2007 (fiscal 2007), the Company announced that it is in the beginning stages of phasing out individual gestation stalls at its sow farms and replacing the gestation stalls with group pens over the next ten years. The Company believes this decision represents a significant financial commitment and was made as a result of the desire to be more animal friendly, as well as to address certain concerns and needs of our customers. The Company does not expect that the switch to penning systems at sow farms will have a material adverse effect on its operations.

Regulation

Regulation generally. Like other participants in the industry, the Company is subject to various laws and regulations administered by federal, state and other government entities, including the United States

Environmental Protection Agency (EPA) and corresponding state agencies, as well as the United States Department of Agriculture, the United States Food and Drug Administration, the United States Occupational Safety and Health Administration and similar agencies in foreign countries. Management believes that the Company currently is in compliance with all these laws and regulations in all material respects and that continued compliance with these laws and regulations will not have a material adverse effect on the Company’s financial position or results of operations.

Water. In February 2003 (fiscal 2003), the EPA promulgated regulations under the Clean Water Act governing confined animal feeding operations (CAFOs). Among other things, these regulations impose obligations on CAFOs to manage animal waste in ways intended to reduce the impact on water quality. These new regulations were challenged in federal court by both industry and environmental groups. Although a 2005 decision by the court invalidated several provisions of the regulations, they remain largely intact. Similarly, the State of North Carolina Department of Environment and Natural Resources (NCDENR) announced in July 2002 the issuance of general permits intended to protect state waters from impacts of large animal feeding operations. Environmental groups have initiated proceedings challenging the NCDENR’s action, and the Company’s North Carolina subsidiaries have intervened. These proceedings are pending. Although compliance with the federal regulations or state permits will require some changes to the Company’s hog production operations resulting in additional costs, the Company does not believe that such compliance will have a material adverse effect on the Company’s hog production operations. However, there can be no assurance that pending challenges to the regulations or permits will not result in changes to those regulations or permits that may have a material adverse effect on the Company’s financial position or results of operations.

Air. The EPA is also focusing on the possible need to regulate air emissions from animal feeding operations. During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at the EPA’s request to assist the EPA in making that determination. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, the Company’s hog production subsidiaries have accepted the EPA’s offer to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators agreed to pay a penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms have been given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. Pursuant to the Company’s consent decree and order, the Company has paid a $100,000 penalty to the EPA. Prior to the acquisition of PSF in May 2007, PSF’s Texas farms and company owned farms in North Carolina also agreed to participate in this program. The National Pork Board, of which the Company is a member and contributes funds, will be paying the costs of the air emissions monitoring study on behalf of all hog producers, including the Company, out of funds collected from its members in previous years. The cost of the study for all hog producers is approximately $6.0 million. The agreement has been challenged in federal court by several environmental organizations. New regulations governing air emissions from animal agriculture operations are likely to emerge from any monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations will not have a material adverse effect on the Company’s financial position or results of operations.

The State of Missouri promulgated a rule that came into effect on January 1, 2002 to regulate odor emissions from large animal feeding operations such as the PSF operations in Missouri. This rule required PSF to develop plans to reduce odor emissions and to submit such plans to state authorities, which they have done. This rule also required PSF to make certain changes to reduce odors at the property line to certain established levels. PSF does not anticipate material costs to comply with the rule as promulgated.

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

In February 2001 (fiscal 2001), the Water Keeper Alliance, Thomas E. Jones d/b/a Neuse Riverkeeper and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against the Company, one of the Company’s subsidiaries, and two of that subsidiary’s hog production facilities in North Carolina, referred to as the “Citizens Suits.” The Citizens Suits alleged, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits have been settled and resolved with the entry of a consent decree, which was approved and entered by the court in March 2006 (fiscal 2006).

The consent decree provides, among other things, that the Company’s subsidiary, Murphy-Brown LLC, will undertake a series of measures designed to enhance the performance of the swine waste management systems on approximately 260 company-owned farms in North Carolina and thereby reduce the potential for surface water or ground water contamination from these farms. The effect of the consent decree on the Company will not have a material adverse effect on the Company’s financial position or results of operations. The consent decree resolves all claims in the actions and also contains a broad release and covenant not to sue for any other claims or actions that the plaintiffs might be able to bring against the Company and its subsidiaries related to swine waste management at the farms covered by the consent decree. There are certain exceptions to the release and covenant not to sue related to future violations and the swine waste management technology development initiative pursuant to the Agreement described above under “Environmental Stewardship.” The Company and its subsidiaries may move to terminate the consent decree on or after March 2013 provided all of the consent decree obligations have been satisfied.

In May 2007, the Company acquired PSF, which, prior to the acquisition, had entered into environmental consent decrees with the State of Missouri and with the federal government and a citizens group. The decrees generally required that PSF pay penalties to settle past alleged regulatory violations, and the decrees and the voluntary agreement require that PSF research, develop, and implement new technologies for environmental controls at the Missouri operations.

In 1999, PSF entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required PSF to invest $25.0 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against PSF for alleged new violations of environmental regulations, the settlement of which modified the 1999 consent decree by (i) removing the $25.0 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology PSF installs will be effective in reducing potential impacts to the environment. In 2004, PSF estimated that it would invest approximately $33.0 million in additional capital for Next Generation Technology by the 2010 deadline, of which $15.4 million has been spent as of March 31, 2007. Included in this commitment is a fertilizer plant in northern Missouri that will convert waste into commercial grade fertilizer. The fertilizer plant construction has been substantially completed and the plant continues to operate in the start-up phase. Through March 31, 2007, PSF has spent $10.2 million on the construction of the plant.

In 2001, PSF entered into a consent decree with a citizens group and the United States to resolve alleged violations of the Clean Air Act, Clean Water Act and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). This consent decree was built upon the 1999 consent decree with the State of Missouri referenced above and requires that the Next Generation Technology employed meets certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. PSF paid a civil penalty in the amount of $350,000 in connection with this settlement.

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

We are largely dependent on the cost and supply of hogs, cattle and feed ingredients and the selling price of our products and competing protein products, all of which are determined by constantly changing market forces of supply and demand as well as other factors over which we have little or no control. These other factors include:

•	competing demand for corn for use in the manufacture of alternative fuels,

•	environmental and conservation regulations,

•	import and export restrictions,

•	economic conditions,

•	weather, including weather impacts on our water supply,

•	energy prices, including the effect of changes in energy prices on our transportation costs, and

•	crop and livestock diseases.

We cannot assure you that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products directly or in a timely manner.

Additionally, commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing proteins on the market, especially beef and chicken. For example, our fiscal 2006 fourth quarter and fiscal 2007 first half financial results were impacted negatively by an over-supply of protein that decreased selling prices of our fresh and packaged meats. Also, recent expansion of pork processing capacity by industry participants has negatively affected fresh pork margins.

We attempt to manage certain of these risks through the use of our risk management and hedging programs. However, these programs may also limit our ability to participate in gains from favorable commodity fluctuations. For example, in the first half of fiscal 2005, we were unable to benefit fully from strong hog prices due to our hedging activities. Additionally, the majority of our commodity derivative contracts are marked-to-market such that the unrealized gains and losses are reported in earnings on a quarterly basis. This accounting treatment may cause volatility in our quarterly earnings.

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

Adverse publicity concerning any perceived or real health risk associated with our products could also cause customers to lose confidence in the safety and quality of our food products, which could adversely affect our ability to sell our products, particularly as we expand our branded products business. We could also be adversely affected by perceived or real health risks associated with similar products produced by others to the extent such risks cause customers to lose confidence in the safety and quality of such products generally.

Our products are susceptible to contamination by disease producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella, Campylobacter and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that they, as a result of food processing, could be present in our products. These pathogens can also be introduced to our products as a result of improper handling at the further processing, foodservice or consumer level. Our manufacturing facilities and products are subject to extensive laws and regulations in the food safety area, including constant government inspections and governmental food processing controls. We also have systems in place designed to monitor food safety risks throughout all stages of the manufacturing process (including the production of raw materials in the HP segment). However, we cannot assure you that such systems, even when working effectively, or compliance with governmental regulations will eliminate the risks related to food safety. Any product contamination could have a material adverse impact on our financial statements. In addition, future material changes in food safety regulations could result in increased operating costs or could be required to be implemented on schedules that cannot be met without interruptions in our operations.

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

In addition, pursuant to a voluntary agreement with the State of North Carolina, we committed to implement environmentally superior and economically feasible technologies for the management of swine waste at our farms in North Carolina provided a determination is made by an expert from North Carolina State University that such technologies are both environmentally superior and economically feasible to construct and operate at such farms. We also recently acquired PSF, which entered into environmental consent decrees in the State of Missouri requiring PSF to research, develop and implement new technologies to control wastewater, air and odor emissions from its Missouri farms. See “Item 1. Business—Environmental Stewardship” and “Item 1. Business—Regulation” for further information regarding these obligations. We cannot assure you that the costs of carrying out these obligations will not exceed previous estimates or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs. In addition, new environmental issues could arise that would cause currently unanticipated investigations, assessments or expenditures.

Health risk to livestock could adversely affect production, the supply of raw materials and our business.

We take precautions to ensure that our livestock is healthy and that our processing plants and other facilities operate in a sanitary manner. Nevertheless, we are subject to risks relating to our ability to maintain animal health and control diseases. Livestock health problems could adversely impact production, supply of raw material to the Pork, Beef and International segments and consumer confidence. From time to time, we have experienced outbreaks of certain livestock diseases, such as the outbreak of circovirus at our U.S. facilities that began in late fiscal 2006. We may experience additional outbreaks of disease in the future. Disease can reduce the number of offspring produced, hamper the growth of livestock to finished size and require in some cases the destruction of infected livestock, all of which could adversely affect our production or ability to sell or export our products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of our food products, particularly as we expand our branded pork products.

In addition to risks associated with maintaining the health of our livestock, any outbreak of disease elsewhere in the U.S. or even in other countries could reduce consumer confidence in the meat products affected by the particular disease, generate adverse publicity and result in the imposition of import or export restrictions. For example, in 2003, a BSE outbreak in Canada resulted in a U.S. import restriction on live cattle from Canada. The resulting drop in the live cattle supply in the U.S. led to increased prices for live cattle and placed pressure on margins in our Beef segment. The subsequent discovery of isolated cases of BSE in the U.S. led to bans imposed by key Asian markets on beef imports from the U.S. Restrictions imposed by these markets are gradually lifting but continue to limit the amount of beef products that can be imported from the U.S. Similarly, the presence of classical swine fever in Romania has led certain countries, including all of those in the European Union, to impose bans of indefinite duration on imports of pork products from Romania.

Outbreaks of avian influenza in various parts of world in 2006 reduced the global demand for poultry and thus created a surplus of poultry both domestically and internationally. This poultry surplus placed downward pressure on poultry prices which in turn reduced pork and beef prices both in the U.S. and internationally.

Governmental authorities may take further action restricting our ability to own livestock or to engage in farming or restricting such operations generally, which could adversely affect our business.

A number of States, including Iowa and Missouri, have adopted legislation that prohibits or restricts the ability of meat packers, or in some cases corporations generally, from owning livestock or engaging in farming. In the second quarter of fiscal 2006, we entered into a settlement agreement with the State of Iowa whereby the state agreed not to enforce its restrictive legislation on us for a period of ten years. As a part of our settlement, we committed to pay $200,000 per year for 10 years to support various programs benefiting the swine industry in Iowa. We also agreed to purchase a specified minimum number of hogs to be processed by us in Iowa and South Dakota on the open market for two years. In connection with our acquisition of PSF in May 2007, we acquired six farms in Missouri outside of the counties exempted from Missouri’s anti-corporate farming law. Under an agreement we reached with the Attorney General of the State of Missouri, we have promised to divest these farms within 24 months. We cannot assure you that we will be able to divest these farms on terms that are fair to us.

The State of North Carolina has enacted a moratorium on the construction of farms with more than 250 hogs or the expansion of existing large farms. The moratorium limits us from expanding our North Carolina production operations. The moratorium is scheduled to expire in September 2007. However, legislation currently pending in the North Carolina General Assembly would establish, in effect, a permanent moratorium on the construction of new farms using the lagoon and sprayfield system.

Other states have similar legislation restricting the ability of corporations or others from owning livestock farms or engaging in farming. In addition, Congress is currently considering federal legislation that would ban meat packers from owning livestock. We cannot assure you that such or similar legislation affecting our operations will not be adopted at the federal or state levels in the future. Such legislation, if adopted and applicable to our current operations and not successfully challenged or settled, could have a material adverse impact on our operations and our financial statements.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

At April 29, 2007, we had outstanding approximately $3,076.3 million of indebtedness and guarantees of up to $95.5 million for the financial obligations of certain unconsolidated joint ventures and hog farmers. In addition, our acquisition of PSF on May 7, 2007 included our assumption of PSF’s approximately $117.0 million of net debt. We have aggregate revolving credit facilities totaling $1,659.6 million. As of April 29, 2007, we had unused capacity under these revolving credit facilities of $449.7 million. These revolving facilities are generally at prevailing market rates. We pay commitment fees on the unused portion of the revolving facilities.

We expect our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and potential acquisitions. Our consolidated indebtedness level could significantly affect our business because:

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

As currently structured, a breach of a covenant or restriction in any of these agreements could result in a default that would in turn cause a default under other agreements, allowing the affected lenders to accelerate the repayment of principal and accrued interest on their outstanding debt, if they choose, and, in the case of the revolving credit agreements, terminate their commitments to lend additional funds. The future ability of us and our operating subsidiaries to comply with financial covenants, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors, including the other risks described herein.

Our acquisition strategy may prove to be disruptive and divert management resources and may result in financial or other setbacks.

We have made numerous acquisitions in recent years and regularly review opportunities for strategic growth through acquisitions. We have also pursued strategic growth through investment in joint ventures. These acquisitions and investments may involve large transactions and present financial, managerial and operational challenges, including:

•	diversion of management attention from existing businesses,

•	difficulty with integrating personnel and financial and other systems,

•	lack of experience in operating in the geographical market of the acquired business,

•	increased levels of debt and associated reduction in ratings of our debt securities,

•	potential loss of key employees and customers of the acquired business,

•	assumption of unknown or contingent liabilities, and

•	potential disputes with the sellers.

In addition, acquisitions outside the U.S. may present unique difficulties and increase our exposure to those risks associated with international operations.

We could experience financial or other setbacks if any of the businesses that we have acquired or may acquire in the future have problems of which we are not aware or liabilities that exceed expectations. See “Item 3. Legal Proceedings—Missouri litigation.” Although we intend to continue PSF’s vigorous defense of these claims, we cannot assure you that we will be successful, that additional nuisance claims will not arise in the future or that the PSF reserves for litigation will not have to be increased. For example, as also discussed in “Item 3. Legal Proceedings—Missouri litigation,” we and certain of our contract growers are defendants in a lawsuit recently filed in Missouri based on the laws of nuisance and involving 13 plaintiffs.

We are subject to risks associated with our international sales and operations.

Sales to international customers accounted for approximately 14% percent of our net sales in fiscal 2007. International sales are subject to risks related to economic or political uncertainties including among others:

•	general economic conditions,

•	imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries,

•	the closing of borders by foreign countries to the import of beef or pork due to animal disease or other perceived health safety issues in the U.S., and

•	enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws.

Furthermore, we conduct foreign operations in Poland, Romania and the United Kingdom, with these foreign operations being subject to the risks described above as well as additional risks and uncertainties including among others:

•	fluctuations in currency values, which have affected, among other things, the costs of our investments in foreign operations,

•	translation of foreign currencies into U.S. dollars, and

•	foreign currency exchange controls.

In addition, we are engaged in joint ventures in France, China and Mexico and have significant investments in Spain. These investments are also subject to the risks described above. As of April 29, 2007, approximately 28% of our long-lived assets were associated with our foreign operations.

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

As of April 29, 2007, we had approximately 53,100 employees, 22,000 of which are covered by collective bargaining agreements. Our operations depend on the availability, retention and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our plants. For example, the United Food and Commercial Workers Union is currently engaged in a campaign to represent employees at our Tar Heel, North Carolina plant, where we have experienced work stoppages, walk-outs and attempts to organize boycotts. Some of these activities occurred in connection with immigration enforcement activities relating to suspected undocumented workers at that plant. If we fail to maintain satisfactory relations with our employees or with the unions, we may experience labor strikes or other consequences similar or in addition to the type of activities discussed above. None of these activities have had any material impact on our financial statements to date, however, we cannot assure you that these activities will not have a material impact in the future. In addition, the discovery by us or governmental authorities of undocumented workers could result in our having to replace those workers, which could be disruptive to our operations.

We have significant credit exposure to certain customers.

Our ten largest customers represented approximately 26% of net sales for fiscal year 2007. We do not have long-term sales agreements (other than to certain third-party hog customers) or other contractual assurances as to future sales to these major customers. In addition, continued consolidation within the retail industry, including among supermarkets, warehouse clubs and food distributors, has resulted in an increasingly concentrated retail base. To the extent these trends continue to occur, our net sales and profitability may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments in our relationship with, one or more customers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table lists the Company’s material plants and other physical properties. These properties are suitable for the Company’s needs.

Location	Segment	Operation
Smithfield Packing Plant* Bladen County, North Carolina	Pork	Slaughtering and cutting hogs; production of boneless hams and loins

Gwaltney Plant* Smithfield, Virginia	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, sausage, bone-in and boneless cooked and smoked hams and picnics

Lykes Meat Group Plant* (operated by Smithfield Packing) Plant City, Florida	Pork	Production of hot dogs, luncheon meats and sausage products

Location	Segment	Operation
John Morrell Plant* Sioux Falls, South Dakota	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, hot dogs, luncheon meats, smoked and canned hams and packaged lard

John Morrell Plant* Sioux City, Iowa	Pork	Slaughtering and cutting hogs; production of boneless loins

Curly’s Foods, Inc. Plant (operated by John Morrell) Sioux City, Iowa	Pork	Raw and cooked ribs and other BBQ items

Armour-Eckrich Meats (operated by John Morrell) St. Charles, Illinois	Pork	Manufactures bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Omaha, Nebraska	Pork	Manufactures bulk and sliced dry sausages and prosciutto ham

Farmland Plant Crete, Nebraska	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Monmouth, Illinois	Pork	Slaughtering and cutting hogs; production of bacon and processed hams, extra tender and ground pork

Farmland Plant Denison, Iowa	Pork	Slaughtering and cutting hogs; production of bacon and processed hams

Cook’s Hams Plant (operated by Farmland Foods) Lincoln, Nebraska	Pork	Production of traditional and spiral sliced smoked bone-in hams; corned beef and other smoked meat items

Patrick Cudahy Plant Cudahy, Wisconsin	Pork	Production of bacon, dry sausage, boneless cooked hams and refinery products

Packerland Packing Plant* Green Bay, Wisconsin	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Packerland Plainwell Plant* Plainwell, Michigan	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Sun Land Packing Plant* Tolleson, Arizona	Beef	Slaughtering and cutting cattle; production of boxed beef

Moyer Packing Plant Souderton, Pennsylvania	Beef	Slaughtering and cutting cattle; production of boxed, processed and ground beef

Animex Plant Szczecin, Poland	Int’l.	Slaughtering and deboning hogs; packaged and other pork products

Animex Plant Ilawa, Poland	Int’l.	Fresh meat and packaged products

Location	Segment	Operation
Animex Plant Starachowice, Poland	Int’l.	Slaughtering and deboning hogs; packaged and other pork products

Animex Plant Elk, Poland	Int’l.	Slaughtering and deboning hogs; packaged and other pork products

Morliny Plant Morliny, Poland	Int’l.	Packaged and other pork and beef products

Smithfield Procesare Plants Timisoara, Romania	Int’l.	Deboning, slaughtering and rendering hogs

*	Pledged as collateral under various loan agreements.

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

Missouri litigation. PSF is a wholly-owned subsidiary of the Company that was acquired by the Company on May 7, 2007 when a wholly-owned subsidiary of the Company merged with and into PSF. As a result of the acquisition of PSF, ContiGroup Companies, Inc. (ContiGroup) is now a more than 5% beneficial owner of the Company’s common stock. Paul J. Fribourg, ContiGroup’s Chairman, President and CEO, is now a director of the Company and Michael J. Zimmerman, ContiGroup’s Executive Vice President and Chief Financial Officer, is now an advisory director to the Company.

In 2002, lawsuits based on the law of nuisance were filed against PSF and ContiGroup in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. In November 2006, a jury trial involving six plaintiffs in the Adwell cases resulted in a jury verdict of compensatory damages for those six plaintiffs in the amount of $750,000 each for a total of $4.5 million. The jury also found that ContiGroup and PSF were liable for punitive damages; however, the parties agreed to settle the plaintiffs’ claims for the amount of the compensatory damages, and the plaintiffs waived punitive damages. There are 54 plaintiffs remaining in the two Adwell cases. Trial dates have been set in December 2007, March 2008, June 2008 and September 2008 for the next four plaintiffs in the Adwell cases.

In March 2004, the same attorneys representing the Adwell plaintiffs filed two additional nuisance lawsuits in the Circuit Court of Jackson County, Missouri entitled Fred Torrey, et al. v. PSF, et al. and Doyle Bounds, et al. v. PSF, et al. There are seven plaintiffs in both suits combined, each of whom claims to live near swine farms owned or under contract with PSF. Plaintiffs allege that these farms interfered with the plaintiffs’ use and enjoyment of their respective properties. Plaintiffs in the Torrey suit also allege trespass.

In May 2004, two additional nuisance suits were filed in the Circuit Court of Daviess County, Missouri entitled Vernon Hanes, et al. v. PSF, et al. and Steve Hanes et al. v. PSF, et al. Plaintiffs in the Vernon Hanes case allege nuisance, negligence, violation of civil rights, and negligence of contractor. In addition, plaintiffs in both the Vernon and Steve Hanes cases assert personal injury and property damage claims. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees, as well as injunctive relief. A trial date in August 2008 has been set. In June 2005, the same lawyer that represents the

Hanes plaintiffs filed another nuisance lawsuit entitled William J. Engel, III, et al. v. PSF, et al. in the Circuit Court of Worth County, Missouri. The Engel suit is currently pending in Holt County, Missouri. A trial date in October 2007 has been set.

Also in May 2004, the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a putative class action lawsuit entitled Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc., PSF, and PSF Group Holdings, Inc. in the Circuit Court of Jackson County, Missouri. This action originally sought to create a class of plaintiffs living within ten miles of PSF’s farms in northern Missouri, including contract grower farms, who were alleged to have suffered interference with their right to use and enjoy their respective properties. On January 22, 2007, plaintiffs in the Herrold case filed a Second Amended Petition in which they abandoned all class action allegations and efforts to certify the action as a class action and added an additional 193 named plaintiffs to join the seven prior class representatives to pursue a one count claim to recover monetary damages, both actual and punitive, for temporary nuisance. PSF filed motions arguing that the Second Amended Petition, which abandons the putative class action and adds 193 new plaintiffs, is void procedurally and that the case should either be dismissed or the plaintiffs’ claims severed and removed under Missouri’s venue statute to the northern Missouri counties in which the alleged injuries occurred. The Company is awaiting the court’s ruling on those motions.

In February 2007, the same lawyer who represents Hanes and Engel filed a nuisance lawsuit entitled Garold McDaniel et al. v. PSF, et al. in the Circuit Court of Daviess County, Missouri. In the First Amended Petition, which was filed on February 9, 2007, plaintiffs seek recovery of an unspecified amount of compensatory damages, costs and injunctive relief. The parties are conducting discovery, and no trial date has been set. The Company believes it has good defenses to all of the nuisance actions described above and intends to vigorously defend these suits.

In May 2007, the same lead lawyer who filed the Adwell, Bounds, Herrold and Torrey lawsuits filed a nuisance lawsuit entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Vernon County, Missouri. The Company, Murphy-Brown, LLC, Murphy Farms, LLC and Murphy Farms, Inc. have all been named as defendants. The other seven named defendants include Murphy Family Ventures, LLC, DM Farms of Rose Hill, LLC, and PSM Associates, LLC, which are entities affiliated with Wendell Murphy, a director of the Company, and/or his family members. There are 13 plaintiffs in the lawsuit, who are current or former residents of Vernon and Barton Counties, Missouri, each of whom claims to live or have lived near swine farms presently or previously owned or managed by the defendants. Plaintiffs allege that odors from these farms interfered with the use and enjoyment of their respective properties. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees. The Company believes that the allegations are unfounded and intends to defend the suit vigorously.

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

In July 2003, a putative class action complaint was filed on behalf of shareholders of Pennexx in the District Court against Pennexx, its directors (including two of the Company’s officers who were former directors of Pennexx) and the Company. The class action complaint alleged violations of federal securities laws and state common law and sought unspecified compensatory damages. In December 2003, Pennexx filed a cross-claim in the class action against the Company and the Company’s officers who formerly served as directors of Pennexx. The cross-claim alleged, among other things, fraud, breach of fiduciary duty and tortious interference with contractual relations, and sought damages in excess of $226.0 million.

In October 2004, the Company filed a motion to dismiss Pennexx’s cross-claim, which the District Court granted in full in May 2005. In June 2005, Pennexx filed a Notice of Appeal of the District Court’s dismissal of the cross-claim to the U.S. Court of Appeals for the Third Circuit. The Third Circuit Court of Appeals affirmed the lower court’s dismissal of the Pennexx cross-claim in December 2006.

In January 2004, the Company filed a motion to dismiss the class action suit, which the District Court granted in part and denied in part in September 2004. In February 2005, the shareholder plaintiffs in the class action filed a motion to certify a class of certain Pennexx shareholders. In June 2005, the District Court dismissed the class action without prejudice for lack of prosecution. The District Court took this action following the withdrawal of the lead plaintiff and the failure of any other putative class member to step forward as lead plaintiff. In July 2005, the class action plaintiff filed a Notice of Appeal of the District Court’s dismissal to the U.S. Court of Appeals for the Third Circuit. The Third Circuit Court of Appeals heard oral arguments on the appeal in November 2006 and has not yet issued its ruling.

Bedford facility. Smithfield Packing used to operate a meat processing and packaging facility in Bedford, Virginia. Prior to the fiscal 2007 closing of the facility as part of the Company’s previously announced east coast restructuring plan, the facility experienced three distinct chemical releases to the environment. A system malfunction in March 2006 (fiscal 2006) led to an airborne release of ammonia from the facility. A contractor discharged an ammonia/water mixture from an accumulator tank in May 2006 (fiscal 2007), and another contractor was responsible for a spill of an industrial cleaning chemical in July 2006 (fiscal 2007). Federal, state and local officials have investigated all of the releases and the EPA has issued formal information requests regarding the May and July 2006 releases. As a result of these investigations, the EPA and the Virginia Department of Environmental Quality have raised concerns over whether the Company fully complied with the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Emergency Planning and Community Right-to-Know Act (EPCRA), the federal Clean Water Act and the State Water Control Law with respect to these releases. The Company does not know whether a legal proceeding will be initiated by any governmental authority with respect to any of the releases. If any such legal proceeding is commenced, depending on the results of the investigations, then the Company could face potential monetary penalties. However, management believes that any ultimate liability with respect to these matters would not have a material adverse effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth the name, age as of the end of fiscal 2007, position with the Company and business experience during the past five years for each of the executive officers of the Company. The board of directors elects executive officers to hold office until the next annual meeting of the board of directors, until their successors are elected or until their resignation or removal.

Name and Age	Position with the Company	Business Experience During Past Five Years
C. Larry Pope (52)	President and Chief Executive Officer	Mr. Pope was elected President and Chief Executive Officer in June 2006, effective September 1, 2006. Mr. Pope served as President and Chief Operating Officer from October 2001 to September 2006.

Richard J. M. Poulson (68)	Executive Vice President and Senior Advisor to the Chairman	Mr. Poulson was elected Executive Vice President and Senior Advisor to the Chairman in October 2001.

Robert W. Manly, IV (54)	Executive Vice President and Interim Chief Financial Officer(1)	Mr. Manly was elected Executive Vice President in August 2006 and became Interim Chief Financial Officer in January 2007. Prior to August 2006, he was President since October 1996 and Chief Operating Officer since June 2005 of PSF.

Joseph W. Luter, IV (42)	President of Smithfield Packing	Mr. Luter was elected President of Smithfield Packing in November 2004. Mr. Luter served as Executive Vice President of the Company from October 2001 until November 2004. Mr. Luter is the son of Joseph W. Luter, III, Chairman of the Board of Directors.

Jerry H. Godwin (60)	President of Murphy-Brown	Mr. Godwin was elected President of Murphy-Brown in April 2001.

Joseph B. Sebring (59)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.

Richard V. Vesta (60)	President of Packerland Holdings and President of Moyer Packing	Mr. Vesta has served as President of Packerland Holdings since October 1993 and as President of Moyer Packing since October 2001.

George H. Richter (62)	President of Farmland Foods	Mr. Richter has served as President of Farmland Foods since October 2003. Prior to October 2003, he was President of Farmland Foods’ pork division.

(1)	On June 6, 2007, Carey J. Dubois was promoted to Vice President and Chief Financial Officer, effective July 1, 2007. Mr. Dubois succeeds Robert W. Manly, IV, who continues to serve as Executive Vice President. Mr. Dubois, 47, has been Corporate Treasurer of the Company since April 2005. From 2001 to 2005, Mr. Dubois served as Assistant Treasurer of Bunge Limited responsible for capital markets and finance.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company trades on the New York Stock Exchange under the symbol “SFD”. The following table shows the high and low sales price of the common stock of the Company for each quarter of fiscal 2007 and 2006.

	Range of Sales Price
	High	Low
Fiscal year ended April 30, 2006
First quarter	$31.12	$25.69
Second quarter	31.34	25.90
Third quarter	31.47	26.95
Fourth quarter	29.63	25.00
Fiscal year ended April 29, 2007
First quarter	$29.63	$25.90
Second quarter	30.51	25.67
Third quarter	27.26	24.40
Fourth quarter	31.50	25.27

Holders

As of May 31, 2007, there were 1,114 record holders of the common stock of the Company.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 29 to February 25, 2007	134		$29.63	n/a	2,873,430
February 26 to April 1, 2007	—		n/a	n/a	2,873,430
April 2 to April 29, 2007	4,403		$30.38	n/a	2,873,430

Total	4,537	(1)	$30.37	n/a	2,873,430	(2)

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

(2)	As of April 29, 2007, the Company’s board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares the Company may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below for the fiscal years indicated were derived from the Company’s audited consolidated financial statements. The information should be read in conjunction with the Company’s consolidated financial statements (including the notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in, or incorporated by reference into, this report. Certain prior year amounts have been reclassified to conform to fiscal 2007 presentations.

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005	May 2, 2004(2)	April 27, 2003
	(in millions, except per share data)
Statement of Income Data:
Sales	$11,911.1	$11,403.6	$11,248.4	$9,178.2	$7,075.3
Cost of sales	10,776.3	10,311.3	10,036.1	8,244.7	6,471.4

Gross profit	1,134.8	1,092.3	1,212.3	933.5	603.9
Selling, general and administrative expenses	745.6	673.8	643.6	559.3	487.9
Interest expense	175.4	148.6	132.2	118.5	85.5
Equity in (income) loss of affiliates	(38.9)	(9.2)	(17.5)	0.9	9.6

Income from continuing operations before income taxes	252.7	279.1	454.0	254.8	20.9
Income taxes	64.3	93.9	153.3	86.9	6.1

Income from continuing operations	188.4	185.2	300.7	167.9	14.8
Income (loss) from discontinued operations, net of tax(1)	(21.6)	(12.5)	(4.5)	59.2	11.5

Net income	$166.8	$172.7	$296.2	$227.1	$26.3

Diluted Income Per Share:
Continuing operations	$1.68	$1.65	$2.68	$1.50	$.14
Discontinued operations, net of tax(1)	(.19)	(.11)	(.04)	.53	.10

Net income per diluted share	$1.49	$1.54	$2.64	$2.03	$.24

Weighted average diluted shares outstanding	111.9	112.0	112.3	111.7	109.8

Balance Sheet Data:
Working capital	$1,372.5	$1,161.3	$1,421.2	$1,059.9	$939.9
Total assets	6,968.6	6,177.3	5,773.6	4,828.1	4,244.4
Long-term debt and capital lease obligations	2,838.6	2,299.5	2,137.2	1,682.4	1,523.1
Shareholders’ equity	2,240.8	2,028.2	1,901.4	1,598.9	1,299.2

(1)	Fiscal 2004 income from discontinued operations and net income include a gain of $49.0 million, net of tax of $27.0 million, or $.44 per diluted share, from the sale of Schneider Corporation.
(2)	Fiscal 2004 was a 53 week year.

The other operational data set forth below are for the fiscal years indicated.

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005	May 2, 2004	April 27, 2003
	(in millions)
Other Operational Data:
Total hogs processed	26.7	28.5	28.6	24.7	20.1
Packaged meats sales (pounds)	3,073.8	2,703.8	2,624.4	2,289.3	1,916.8
Fresh beef sales (pounds)	1,533.4	1,401.6	1,307.3	1,457.9	1,489.7
Total hogs sold	14.6	15.0	15.4	14.5	12.9

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

The Pork segment consists mainly of eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interests in cattle feeding operations. The International segment is comprised of international meat processing operations, mainly in Poland, Romania and the United Kingdom, and the Company’s interests in international meat processing operations, mainly in Western Europe, Mexico, Romania and China. The HP segment consists mainly of hog production operations located in the U.S., Poland and Romania and the Company’s interests in hog production operations, mainly in Mexico. The Other segment is comprised of the Company’s turkey production operations and its interest in turkey production and processing operations. Each of the segments has certain joint ventures and other investments in addition to their main operations.

RESULTS OF CONTINUING OPERATIONS

Overview

General Factors Affecting the Results of Continuing Operations

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest April 30th. Fiscal 2007, 2006 and 2005 were 52 weeks.

Pork segment sales and operating profits increased slightly over the prior year due to acquisitions (see “Acquisitions and Investments” below). Fiscal 2006 includes $26.3 million in plant closure charges related to the Company’s east coast restructuring plan (see “Facility Closures” below).

The Company’s hog production operations have been adversely affected by an increase in the cost of feed ingredients and health issues in the Company’s east coast livestock production operations as a result of circovirus. This has resulted in higher raising costs and fewer head brought to market.

Live hog market prices averaged $48 per hundred weight for fiscal 2007 as compared to $46 per hundred weight for fiscal 2006. Raising costs increased to $43 per hundred weight for fiscal 2007 as compared to $39 per hundred weight for fiscal 2006 as a result of higher feed and feed ingredient costs.

Export markets for U.S. beef products remain mostly closed following the discovery of a case of BSE in the State of Washington in fiscal 2004, as well as several other isolated cases, negatively affecting beef margins that were also impacted by higher cattle prices. Although Japan announced an agreement to move towards restarting partial trade in U.S. beef from animals 20 months and younger and South Korea reopened partial trade in U.S. beef from animals 30 months and younger, the vast majority of U.S. beef remains ineligible for export to key Asian markets.

Acquisitions and Investments

The following acquisitions may affect the comparability of the results of operations for fiscal years 2007, 2006 and 2005:

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) in the Pork segment for $226.3 million. The business (Armour-Eckrich) includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants and other foodservice establishments. As a result of the acquisition, the Company estimates that it has added approximately 530 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of approximately $1,038.2 million. This acquisition advances the Company’s strategy of growing the packaged meats business and utilizing raw materials internally, as well as migrating to higher margin, convenience products. The Company is in the process of valuing the tangible and intangible assets acquired to determine the final purchase price allocation. The outcome of this valuation may change the preliminary allocation of the purchase price. A preliminary estimate of $97.4 million has been calculated as negative goodwill, which represents the excess of fair value of the assets acquired and liabilities assumed over the purchase price. The Company believes the acquired brands have underperformed in recent years, largely due to limited marketing support. Because these brands had not been adequately supported in the recent past and there was no intent to invest the marketing support necessary to turn them around, the Company acquired the brands at an attractive price. Ultimately, this price led to the recording of negative goodwill. The excess of the fair value over the purchase price has been preliminarily accounted for as a reduction to certain noncurrent assets acquired.

In October 2006 (fiscal 2007), concurrent with the Company’s acquisition of Armour-Eckrich, Carolina Turkeys, LLC, an existing partnership of which the Company owns 49%, financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball, LLC (Butterball). The Company accounts for its investment in Butterball as an equity investment and records 49% of the earnings of Butterball in the “Equity in income of affiliates” line of its consolidated statements of income in the Other segment.

In August 2006 (fiscal 2007), the Company completed its investment in Groupe Smithfield S.L. (Groupe Smithfield), a 50/50 joint venture, which purchased the European meats business of Sara Lee Corporation, for $575.0 million in cash, plus the assumption of excess pension related liabilities of approximately $39.0 million. To form the joint venture, the Company contributed Jean Caby, reported in the International segment, and cash of €50.0 million (approximately $63.1 million) and Oaktree Capital Management, LLC contributed cash of €108.9 million (approximately $137.4 million) and a contingent, convertible note of €40.0 million (approximately $50.4 million).

The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield in the “Equity in income of affiliates” line of its consolidated statements of income in the International segment. Prior to the contribution to Groupe Smithfield, sales from Jean Caby were $98.9 million for fiscal 2007 and $372.5 million for fiscal 2006. Prior to the contribution to Groupe Smithfield, operating losses from Jean Caby were $6.5 million for fiscal 2007 and $13.4 million for fiscal 2006.

In April 2006 (fiscal 2006), the Company completed the acquisition of substantially all of the assets of Cook’s Hams, Inc. (Cook’s) in the Pork segment for approximately $264.2 million plus a $41.0 million working capital adjustment. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items sold to supermarket chains and grocers throughout the U.S. and Canada. As a result of the acquisition, the Company estimates that it has added approximately 275 million pounds of annual production capacity, almost all of which is for traditional and spiral sliced smoked bone-in hams. For the twelve months immediately prior to the acquisition, Cook’s had net sales of approximately $332.3 million. The acquisition fits into the Company’s strategy of growing the higher-value packaged meats side of the business and utilizing raw materials internally. The Company recorded the fair value of trademarks totaling $144.0 million, customer-related assets of $7.9 million and the balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $54.0 million.

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

In October 2004 (fiscal 2005), the Company acquired MFI for approximately $56.7 million.

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. (ContiGroup) completed the formation of Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef. The Company has contributed $106.3 million in cash and $43.6 million of net assets to the joint venture. Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup, currently headquartered in Loveland, Colorado, with a total of ten feedlots located in Colorado, Idaho, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms using a variety of marketing methods that were already in place at MFI and ContiBeef.

Discontinued Operations

In fiscal 2007, the Company completed the sale of substantially all of the assets and business of Quik-to-Fix, Inc. (Quik-to-Fix) for net proceeds of $28.2 million. As a result, Quik-to-Fix is being reported as a discontinued operation. During fiscal 2007, the Company recorded an after-tax loss on the sale of Quik-to-Fix of $12.1 million, net of tax of $7.1 million. Sales of Quik-to-Fix were $21.5 million and $103.2 million for the fiscal years ended April 29, 2007 and April 30, 2006, respectively. Quik-to-Fix had an after-tax loss from discontinued operations of $3.9 million, net of tax of $2.2 million, for the fiscal year ended April 29, 2007 and an after-tax loss from discontinued operations of $7.6 million, net of tax of $4.1 million, for the fiscal year ended April 30, 2006.

In April 2007 (fiscal 2007), the Company decided to exit the alternative fuels business and dispose of substantially all the assets of Smithfield Bioenergy, LLC (SBE). As a result, SBE is being reported as a discontinued operation. Sales of SBE were $14.0 million for the fiscal year ended April 29, 2007 and had no sales for the fiscal year ended April 30, 2006. SBE had an after-tax loss of $5.6 million, net of tax of $3.1 million, for the fiscal year ended April 29, 2007 and an after-tax loss of $4.9 million, net of tax of $2.7 million, for the fiscal year ended April 30, 2006.

Facility Closures

As part of its east coast restructuring plan, during fiscal 2006, the Company ceased fresh pork processing in one of The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield, Virginia facilities.

Smithfield Packing also closed its plant located in Salem, Virginia, and during fiscal 2007 closed its Bedford, Virginia and Madison, Florida plants. During fiscal 2006, the Company recorded, in cost of sales, accelerated depreciation totaling $7.9 million and an impairment charge totaling $18.4 million related to this restructuring plan.

Despite the Company’s efforts to build a viable business in the Beef segment at the Showcase Foods, Inc. (Showcase Foods) facility, operating losses continued and the Company ceased operations there in the second quarter of fiscal 2005. During fiscal 2005, Showcase Foods had incurred operating losses of $5.2 million and the Company had recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. In the fourth quarter of fiscal 2007, the Company recorded an additional pre-tax charge of $8.2 million, in cost of sales, related to the write-down of the remaining assets to their realizable value. The Company does not expect to incur further charges related to the closing of the Showcase Foods facility.

Polish Facility Temporary Shutdown

During the first quarter of fiscal 2006, the Company’s Polish operations temporarily shut down a red meat plant in connection with media reports on food safety and related issues. The Company voluntarily shut down the plant for ten days and recalled some previously shipped product. The shutdown and returns resulted in approximately $5.0 million of operating losses during the first quarter of fiscal 2006. After the shutdown, the Polish operations experienced a sharp reduction in packaged meats volumes that have since recovered in fiscal 2007. The Polish operations also incurred increased marketing and promotional expenditures in the areas affected by the recall. Those expenditures have since returned to normal levels.

Results of Continuing Operations for the Fiscal Year Ended April 29, 2007 Compared to the Fiscal Year Ended April 30, 2006

Total sales increased $507.5 million, or 4%, to $11,911.1 million for fiscal 2007 from $11,403.6 million for fiscal 2006. The following table presents sales by reportable segment for the fiscal years indicated (in millions):

	2007	2006	$ Change
Sales:
Pork	$7,933.9	$7,300.6	$633.3
Beef	2,574.7	2,599.0	(24.3)
International	954.6	1,127.4	(172.8)
HP	1,787.0	1,801.3	(14.3)
Other	132.3	149.2	(16.9)

Segment sales	13,382.5	12,977.5	405.0
Intersegment sales	(1,471.4)	(1,573.9)	102.5

Total sales	$11,911.1	$11,403.6	$507.5

Pork segment sales increased $633.3 million, or 9%, to $7,933.9 million for fiscal 2007 from $7,300.6 million for fiscal 2006. The increase in sales is due to the inclusion of the sales of acquired businesses. Including acquisitions, total pork volumes increased less than 1% with fresh pork volumes decreasing 12% and packaged meats volume increasing 20%. Excluding acquisitions, total pork volumes decreased 8% with fresh pork volumes decreasing 12% and packaged meats volume decreasing 2%. These decreases were reflective of a weak fresh meat environment, lower processing levels resulting from a plant rationalization and reduced livestock availability in the Company’s east coast pork processing operations. In addition, the average unit selling price of the Company’s pork products increased 8% reflecting its strategy to use more raw materials internally for its value-added packaged meats.

Beef segment sales decreased $24.3 million, or 1%, to $2,574.7 million for fiscal 2007 from $2,599.0 million for fiscal 2006. The decrease was mainly due to the prior year sell off of $267.6 million of company-owned cattle in the Company’s cattle feeding operations in connection with the formation of Five Rivers. Beef processing volumes improved significantly over the prior year period with a 9% increase in fresh beef volumes driven by higher U.S. demand and partial resumption of international exports as well as a 2% increase in the average unit selling price.

International segment sales decreased $172.8 million, or 15%, to $954.6 million for fiscal 2007 from $1,127.4 million fiscal 2006. The decrease is related to the contribution of Jean Caby to the Groupe Smithfield joint venture. Prior to the contribution to Groupe Smithfield, sales from Jean Caby for the first fourteen weeks of fiscal 2007 were $98.9 million for fiscal 2007 as compared to $372.5 million for the full year in fiscal 2006. Excluding the effects of the contributions, total meat volumes in the International segment increased 9% with fresh pork volumes increasing 6% and packaged meats volumes increasing 14% on improved Polish results. During fiscal 2006, the Company’s Polish operations suffered from weak demand for its white meat products in the European markets as a result of consumer concerns regarding avian influenza and the effects of the temporary shutdown and product recall at the Company’s Constar plant. The average unit selling price also decreased 7% mainly due to changes in product mix from last year’s period.

Hog Production segment sales decreased $14.3 million, or 1%, to $1,787.0 million for fiscal 2007 from $1,801.3 million for fiscal 2006. The decrease in HP segment sales was due to a 6% decrease in U.S. head sold partially offset by a 4% increase in live hog market prices. The Company’s hog production operations have been adversely affected by health issues in the Company’s east coast livestock production operations as a result of circovirus. This has resulted in fewer head brought to market.

Other segment sales decreased $16.9 million, or 11%, to $132.3 million for fiscal 2007 from $149.2 million for fiscal 2006. The decrease is mainly due to lower sales at the Company’s turkey production operations.

Gross profit increased $42.5 million, or 4%, to $1,134.8 million for fiscal 2007 from $1,092.3 million for fiscal 2006. The increase was mainly the result of increased profitability in the Pork and Beef segments partially offset by decreased profitability in the HP segment.

Selling, general and administrative expenses increased $71.8 million, or 11%, to $745.6 million for fiscal 2007 from $673.8 million for fiscal 2006. This increase was mainly due to the inclusion of selling, general and administrative expenses from acquired businesses.

Total operating profit increased $0.4 million to $428.1 million for fiscal 2007 from $427.7 million for fiscal 2006. The following table represents operating profit by reportable segment for the fiscal years indicated (in millions):

	2007	2006	$ Change
Operating Profit:
Pork	$228.0	$153.0	$75.0
Beef	5.7	(2.8)	8.5
International	38.3	(15.7)	54.0
HP	211.4	330.0	(118.6)
Other	40.9	37.8	3.1
Corporate	(96.2)	(74.6)	(21.6)

Total operating profit	428.1	427.7	0.4
Interest expense	(175.4)	(148.6)	(26.8)

Income from continuing operations before income taxes	$252.7	$279.1	$(26.4)

Pork segment operating profit increased $75.0 million, or 49%, to $228.0 million for fiscal 2007 from $153.0 million for fiscal 2006. The increase in Pork segment operating profit was mainly due to the inclusion of $42.2 million of operating profits from acquired businesses included in the current period and an 8% increase in the average unit selling price. These increases were partially offset by $26.3 million in plant closure charges related to the Company’s east coast restructuring plan in the prior year. The segment also experienced a 9% decrease in hog processing volumes, mainly in the Company’s east coast processing operations, a $4.6 million increase in litigation reserves and a 4% increase in live hog market prices.

Beef segment operating profit increased $8.5 million to $5.7 million for fiscal 2007 from an operating loss of $2.8 million for fiscal 2006. Improved results in beef processing more than offset the losses in the Company’s cattle feeding operations and an $8.2 million impairment charge for the write-down of the remaining assets at Showcase Foods. In fiscal 2006, the Company incurred a $13.8 million charge reflecting its share of a write-down of inventory at Five Rivers to live cattle market prices.

International segment operating profit increased $54.0 million to a $38.3 million profit for fiscal 2007 from an operating loss of $15.7 million for fiscal 2006. The increase was partially due to the results of the Groupe Smithfield joint venture which contributed $14.3 million in equity income for fiscal 2007. The Company recorded a loss of $6.5 million in fiscal 2007 as compared to a loss of $13.4 million in fiscal 2006 from Jean Caby. Also contributing to the increase were improved results in both Poland, which were effected in the prior year by a temporary plant shutdown and product recall, and Romania.

Hog Production segment operating profit decreased $118.6 million, or 36%, to $211.4 million for fiscal 2007 from $330.0 million for fiscal 2006. The decrease reflects higher raising costs in the current year period and higher gains from commodity hedging in the prior year. Raising costs increased from $39.44 per hundredweight in last year’s period to $42.71 per hundredweight in this year’s period as a result of higher grain costs, medication costs and overhead costs due to a 6% decrease in domestic volumes as a result of circovirus. Commodity gains in the current year as compared to higher commodity gains in the prior year account for $23.6 million of the change. In the third quarter of fiscal 2007, the Company decided to de-designate hedge accounting treatment for eligible commodity contracts thus recording all fair value changes in current earnings. This change contributed to the negative commodity impact and results.

Other segment operating profit increased $3.1 million, or 8%, to $40.9 million for fiscal 2007 from $37.8 million for fiscal 2006. The increase is primarily due to an increase in equity income from the Company’s Butterball joint venture which acquired the Butterball operations in the current year to add to its existing operations.

Corporate expenses increased $21.6 million, or 29%, to $96.2 million for fiscal 2007 from $74.6 million for fiscal 2006. The increase is primarily due to foreign exchange losses in the current year, gains on the sale of certain property investments in the prior year and higher variable compensation expense in the current year.

Interest expense increased $26.8 million, or 18%, to $175.4 million fiscal 2007 from $148.6 million for fiscal 2006. The increase was mainly due to increased debt and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate was 25% for fiscal 2007 and 34% for fiscal 2006. The decrease is mainly due to tax benefits at foreign locations. Also contributing to the decrease was the retroactive reinstatement of the Work Opportunity Tax Credit and the research and development tax credit via the Tax Relief and Health Care Act of 2006 that was signed into law on December 30, 2006.

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

The Pork segment’s sales decreased $230.1 million, or 3%, to $7,300.6 million for fiscal 2006 from $7,530.7 million for fiscal 2005. Fresh pork and packaged meats volumes in the Pork segment, including acquisitions, increased 2%. Excluding acquisitions, total fresh pork and packaged meats volumes increased 1% with fresh pork volume slightly lower and packaged meats increasing 3%, including double digit growth in pre-cooked bacon, pre-cooked entrees and dry sausage. Average unit selling prices in the Pork segment decreased 5%, reflecting, in part, the effect of decreased raw material costs.

The Beef segment’s sales increased $318.4 million, or 14%, to $2,599.0 million for fiscal 2006 from $2,280.6 million for fiscal 2005. The increase was mainly due to the reduction of company-owned cattle, which increased cattle feeding sales $267.6 million, and a 6% increase in volumes.

The International segment’s sales increased $105.1 million, or 10%, to $1,127.4 million for fiscal 2006 from $1,022.3 million for fiscal 2005. The increase in sales in the Company’s International segment was mainly due to acquisitions as well as stronger underlying foreign currencies. Total fresh and packaged meats volumes in the International segment, including acquisitions, increased 21% with fresh meat volumes increasing 62% and packaged meats volumes decreasing 3%. Excluding acquisitions, total fresh and packaged meats volumes increased 5% with fresh meat volumes increasing 40% and packaged meats volumes decreasing 15%. The Company’s Polish operations suffered from weak demand for its white meat products in the European markets as a result of consumer concerns regarding avian influenza in general. Also adversely affecting the Polish operations were the temporary shutdown and product recall at the Company’s Constar plant. In France, higher raw material costs pressured margins. Average unit selling prices decreased 8% primarily due to the change in product mix.

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

Gross profit decreased $120.0 million, or 10%, to $1,092.3 million in fiscal 2006 from $1,212.3 million in fiscal 2005. The decrease was mainly the result of substantially lower margins in the HP segment on a 14% decrease in live hog market prices and a $26.3 million charge related to Smithfield Packing’s east coast restructuring plan. These decreases were partially offset by lower raw material costs in the Pork segment.

Selling, general and administrative expenses increased $30.2 million, or 5%, to $673.8 million in fiscal 2006 from $643.6 million in fiscal 2005. The increase was mainly due to the full year impact of prior year acquisitions, incremental systems conversion costs in the Pork segment, higher international expenses on stronger underlying currencies and increased advertising partially offset by lower variable compensation costs.

Total operating profit decreased $158.5 million, or 27%, to $427.7 million for fiscal 2006 from $586.2 million for fiscal 2005. The following table represents operating profit by reportable segment for the fiscal years indicated (in millions):

	2006	2005	$ Change
Operating Profit:
Pork	$153.0	$166.8	$(13.8)
Beef	(2.8)	(8.9)	6.1
International	(15.7)	11.7	(27.4)
HP	330.0	480.9	(150.9)
Other	37.8	31.1	6.7
Corporate	(74.6)	(95.4)	20.8

Total operating profit	427.7	586.2	(158.5)
Interest expense	(148.6)	(132.2)	(16.4)

Income from continuing operations before income taxes	$279.1	$454.0	$(174.9)

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

The International segment’s operating profit decreased $27.4 million to a $15.7 million loss for fiscal 2006 from an $11.7 million profit for fiscal 2005. The decrease was mainly due to the effect of the temporary shutdown and product recall at the Company’s Constar plant in Poland which contributed to a 15% decrease in packaged meats volumes. Also contributing to the decrease were competitive pricing pressures in France and higher raw material costs in Poland. Additionally, in Poland, the Company’s operations suffered from weak demand in white meat on consumer concerns about avian influenza in general.

The HP segment’s operating profits decreased $150.9 million, or 31%, to $330.0 million for fiscal 2006 from $480.9 million for fiscal 2005. The decrease was mainly due to a 14% decrease in live hog market prices and a 1% decrease in head sold, partially offset by raising costs of $39 per hundredweight versus $42 in fiscal 2005 primarily due to lower grain costs during fiscal 2006.

The Other segment’s operating profit increased $6.7 million, or 22%, to $37.8 million for fiscal 2006 from $31.1 million for fiscal 2005. The increase is primarily due to continued strong results from the Company’s turkey operations which benefited from highly favorable pricing and lower feed costs.

Corporate expenses decreased $20.8 million, or 22%, to $74.6 million for fiscal 2006 from $95.4 million for fiscal 2005. The decrease was mainly due to lower variable compensation costs, primarily related to the decrease in overall Company profits and gains on the sale of certain property investments.

Interest expense increased $16.4 million, or 12%, to $148.6 million in fiscal 2006 from $132.2 million in fiscal 2005. The increase was mainly due to increased debt, incremental interest on long-term debt issued in fiscal 2005 and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

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

Cash Flows from Operating Activities

Cash provided by operations decreased to $207.9 million for fiscal 2007 from $492.9 million for fiscal 2006. The change is primarily due to increased working capital in the current year and a sell off of company-owned cattle in the prior year.

Cash Flows from Investing Activities

Cash used in investing activities was $754.5 million in fiscal 2007 compared to $787.6 million in fiscal 2006.

Capital expenditures in fiscal 2007 totaled $477.7 million, as compared to $381.6 million in fiscal 2006. Capital expenditures are related mainly to packaged meats expansion, plant improvement projects and additional hog production facilities. As of April 29, 2007, the Company had approved capital expenditures of $288.0 million mainly for packaged meats and foreign farm expansion as well as Romanian plant renovation and production efficiency projects. These commitments are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities.

During fiscal 2007, the Company spent approximately $238.7 million for business acquisitions including Armour-Eckrich ($226.3 million). During fiscal 2006, the Company spent $312.4 million for business acquisitions including Cook’s ($264.2 million plus $41.0 million for excess working capital). During fiscal 2005, the Company spent $219.5 million for acquisitions, including Morliny and Comtim ($71.3 million), MFI ($56.7 million), Jean Caby ($33.4 million) and several smaller acquisitions, primarily in the Pork segment.

During fiscal 2007, the Company spent $71.5 million to invest in partnerships and other assets as compared to $114.9 million in fiscal 2006. Fiscal 2007 investments include a €50.0 million (approximately $63.1 million) cash contribution to the Groupe Smithfield joint venture as well as smaller investments in Romania and the U.S. Fiscal 2006 investments included the Company’s cash contribution to Five Rivers ($104.3 million) and the purchase of an additional 314,000 shares of Campofrío ($4.9 million). During fiscal 2005, the Company invested $85.5 million including the purchase of 3,787,265 shares of Campofrío ($49.0 million) as well as smaller investments in Romania, Mexico and the U.S.

In January 2007 (fiscal 2007), the Company announced that it is in the beginning stages of phasing out individual gestation stalls at our sow farms and replacing the gestation stalls with group pens over the next ten years. The Company believes this decision represents a significant financial commitment and was made as a result of the desire to be more animal friendly, as well as to address certain concerns and needs of our customers. The Company does not expect that the switch to penning systems at sow farms will have a material adverse effect on its operations.

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) in the Pork segment for $226.3 million.

In October 2006 (fiscal 2007), the Company acquired the remaining 10% of the outstanding shares of Cumberland Gap Provision Company (Cumberland Gap) in the Pork segment for approximately $6.7 million. The Company preliminarily recorded $3.0 million in goodwill in connection with the minority interest buyout. The Company acquired the initial 90% in September 2003 (fiscal 2004) at a cost of $54.8 million plus assumed debt. The balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed at the initial acquisition date was recorded as goodwill totaling $30.9 million.

In October 2006 (fiscal 2007), the Company and ContiGroup Companies, Inc. announced an agreement in principle to form a 50/50 joint venture to build a new beef processing plant in Texas County, Oklahoma. Construction of the plant is expected to begin in fiscal 2008, with completion scheduled for mid-fiscal 2009. Cost of the project is estimated to be approximately $100.0 million to the Company. The Company intends to use availability under its revolving credit facilities to fund the investment.

In May 2007 (fiscal 2008), the Company completed its acquisition by merger of Premium Standard Farms, Inc. (PSF). Under the terms of the merger, each PSF share was converted into 0.678 Smithfield shares plus $1.25 in cash. The purchase price was approximately $800 million, including the assumption of PSF’s approximately $125.0 million of net debt. The Company issued approximately 21.7 million common shares and paid $40.0 million in exchange for PSF shares. Because of restrictions imposed by the regulatory process, the Company has not been able to explore adequately all potential synergies and commercial opportunities resulting from the merger. The Company used available funds under the U.S. credit facility (see below) to pay for the cash portion of the merger consideration and the repayment of the assumed debt of $125.0 million.

In August 2006 (fiscal 2007), the Company completed its investment in Groupe Smithfield, a 50/50 joint venture, which purchased the European meats business of Sara Lee Corporation. To form the joint venture, the Company contributed Jean Caby, reported in the International segment, and cash of €50.0 million (approximately $63.1 million). The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield in the “Equity in income of affiliates” line of its consolidated income statement. Groupe Smithfield is completing its evaluation of restructuring opportunities to effectuate cost savings and realize operating synergies as a result of the investment in the European meats business of Sara Lee Corporation. The extent of the restructuring has not been finalized and as a result the Company cannot currently estimate a range for the charges related to this restructuring. To the extent charges from this restructuring are associated with the European meats business of Sara Lee Corporation, a portion of those charges will be reflected in Groupe Smithfield’s final purchase accounting allocations relating to the transaction and will only affect Groupe Smithfield’s consolidated balance sheet. To the extent charges from this restructuring are associated with the Company’s French operations contributed to the joint venture, a portion of those charges will be reflected in “Equity in income of affiliates.” Although the amount of the charges to the Company’s income statement has not been finally determined, they could be material to the results of operations of the Company. The Company expects that cash requirements for this restructuring could be significant.

In fiscal 2007, the Company completed the sale of substantially all of the assets and business of Quik-to-Fix, Inc. (Quik-to-Fix) for net proceeds of $28.2 million. As a result, Quik-to-Fix is being reported as a discontinued operation.

In April 2006 (fiscal 2006), the Company completed the acquisition of substantially all of the assets of Cook’s Hams, Inc. (Cook’s) in the Pork segment for $264.2 million plus a $41.0 million working capital adjustment.

In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. completed the formation of Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef. In connection with the formation of Five Rivers, the Company has contributed its non-cattle assets of MFI and cash of $106.3 million. The Company’s cash investment was funded from the Company’s revolving credit facility.

Cash Flows from Financing Activities

Financing activities provided $513.8 million in cash in fiscal 2007 compared to $297.6 million in fiscal 2006. The increase is mainly due to higher borrowings on the Company’s revolving credit facilities to fund investing activities.

In August 2005 (fiscal 2006), the Company entered into a $1.0 billion secured revolving credit agreement (the U.S. credit facility) that replaced the Company’s then existing credit facility. The U.S. credit facility matures in August 2010. The Company may draw down funds as a revolving loan or a swingline loan and obtain letters of credit under the U.S. credit facility. The proceeds of any borrowings under the U.S. credit facility may be used to finance working capital needs and for other general corporate purposes of the Company. The amount committed under the U.S. credit facility may be increased up to $1.35 billion at the Company’s request under certain conditions.

In August 2006 (fiscal 2007), the Company exercised its option to increase the amount committed under the U.S. credit facility by $200.0 million, resulting in $1.2 billion of available borrowings under the U.S. credit facility. In connection with this increase, the Company elected to prepay $17.5 million of variable interest senior notes which would have matured in 2011 and the Company repaid, at maturity, $101.5 million of senior notes.

In August 2006 (fiscal 2007), the Company, through one of its European subsidiaries, entered into a €300.0 million (approximately $409.6 million) secured revolving credit facility (the EURO credit facility). The EURO credit facility terminates in August 2009 unless extended pursuant to its terms. The Company may draw down funds as a revolving loan under the facility and the proceeds of any borrowings under the EURO credit facility may be used for general corporate purposes. The EURO credit facility is secured by the Company’s Campofrío stock. In addition, the Company and three of its subsidiaries incorporated in Europe have unconditionally guaranteed these obligations, including payment obligations, under the EURO credit facility.

In August 2004 (fiscal 2005), the Company issued $400.0 million of seven-year, 7% senior unsecured notes and later followed that offering with a $200.0 million “add-on” which was issued at 106% of par to yield 5.9%. Proceeds from the sale of these notes were used to repay existing indebtedness, principally on the Company’s U.S. credit facility, and to fund business acquisitions.

In October 2006 (fiscal 2007), the Company borrowed $125.0 million under a short term uncommitted line of credit with JPMorgan Chase Bank, N.A. and $125.0 million under a short-term uncommitted line of credit with Citibank, N.A. (collectively, the Short-term Credit Agreements). The Company used the aggregate $250.0 million borrowed under the Short-term Credit Agreements to pay down borrowings under the Company’s U.S. credit facility. The Company repaid the aggregate $250.0 million borrowed under the Short-term Credit Agreements in December 2006 using availability under the U.S. credit facility. The Company renewed the Short-term Credit Agreements but had not drawn down any funds as of April 29, 2007. The Short-term Credit Agreements are set to expire on June 28, 2007 (fiscal 2008).

As of April 29, 2007, the Company had aggregate committed credit facilities totaling $1,659.6 million including unused capacity of $449.7 million, of which $364.0 million represents unused capacity under the U.S. credit facility and $68.3 million represents unused capacity under the EURO credit facility. The Company had net borrowings of $420.1 million on the U.S. credit facility during fiscal 2007 and had net borrowings of $341.3 million on the EURO credit facility during fiscal 2007. As of April 29, 2007, the Company was in compliance with all debt covenants under the U.S. credit facility and EURO credit facility.

During May and June 2005 (fiscal 2006), the Company repurchased 230,000 shares of its common stock at an average price of $28.30 per share. As of April 29, 2007, the Company had repurchased 17,126,570 shares of its common stock and had 2,873,430 shares remaining under a 20.0 million share repurchase program.

In June 2007 (fiscal 2008), the Company issued $500.0 million of 7.750% senior notes that mature in 2017. The Company used the proceeds from this issuance to repay indebtedness under the U.S. credit facility.

The Company has a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. Net proceeds to the Company from the possible sale of these securities would be used for general corporate purposes, including an expansion of the Company’s packaged meats business and strategic acquisitions.

The Company’s various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, fixed charges, leverage, interest coverage and capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to shareholders. As of April 29, 2007, the Company was in compliance with all debt covenants and expects to be in compliance during fiscal 2008.

Contractual Obligations and Commercial Commitments. The following table provides information about the Company’s contractual obligations and commercial commitments as of April 29, 2007:

	Payments Due By Period
	Total	< 1 Year	2-3 Years	4-5 Years	>5 Years
	(in millions)
Long-term debt	$3,076.3	$238.2	$884.4	$1,547.4	$406.3
Interest	702.9	197.3	326.4	132.5	46.7
Capital lease obligations, including interest	1.9	0.6	0.5	0.2	0.6
Operating leases	386.8	65.5	100.4	73.5	147.4
Capital expenditure commitments	288.0	150.0	100.0	38.0	—
Purchase obligations:
Hog procurement(1)	948.7	533.5	381.6	33.6	—
Cattle procurement(2)	281.0	281.0	—	—
Contract hog growers(3)	1,160.4	340.8	410.6	315.4	93.6
Other(4)	735.0	394.8	230.9	24.9	84.4

Total	$7,581.0	$2,201.7	$2,434.8	$2,165.5	$779.0

(1)	Through the Pork and International segments, the Company has purchase agreements with certain hog producers. Some of these arrangements obligate the Company to purchase all of the hogs produced by these producers. Other arrangements obligate the Company to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that the Company will be obligated to purchase and the uncertainty of market prices at the time of hog purchases, the Company has estimated its obligations under these arrangements. For fiscal 2008 (<1 Year), the average purchase price estimated is based on available futures contract values and internal projections adjusted for historical quality premiums. For prices beyond fiscal 2008, the Company estimated the market price of hogs based on the ten-year average of $0.42 per pound.
(2)	Through the Beef segment, the Company has purchase agreements with certain cattle producers. Some of these arrangements are fixed price contracts and others obligate the Company to purchase a fixed amount of cattle at the market price at the time of delivery. For the fixed price contracts, the actual amounts are shown in the table. Due to the uncertainty of future market prices for cattle, the Company based its fixed quantity obligations on available futures contract values.
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
(4)	Includes forward grain contracts of $147.1 million which, if valued at April 29, 2007 market prices, would be $142.0 million and unpriced forward grain contracts that if valued at April 29, 2007 would be $55.9 million. Also includes $100.0 million, allocated over two years, for the Company’s contribution to the construction of a beef processing plant and $100.0 million, allocated at $10.0 million per year for the next ten years, which represents the Company’s current estimated cost, for the Company’s transition to group pens from gestation stalls

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

As of April 29, 2007, the Company has guarantees for the financial obligations of certain unconsolidated joint ventures. The financial obligations as of that date were: $92.0 million of debt borrowed by one of the Company’s Mexican joint ventures, Agroindustrial del Noroeste (Norson); and up to $3.5 million of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the U.S. credit facility.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks primarily from changes in commodity prices, as well as interest rates and foreign exchange rates. To mitigate these risks, the Company utilizes derivative instruments to hedge its exposure to changing prices and rates.

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). SFAS 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method).

Application of the hedge accounting method under SFAS 133 requires significant resources, extensive record keeping and systems. As a result of rising compliance costs and the complexity associated with the application of hedge accounting, the Company elected to discontinue the use of hedge accounting for its commodity derivatives during the third quarter of fiscal 2007. All existing commodity hedging relationships were de-designated as of January 1, 2007. The Company has also elected not to apply hedge designations for any exchange traded commodity derivative contracts entered into since January 1, 2007.

Under SFAS 133, the Company may elect either method of accounting for its derivative portfolio, assuming all the necessary requirements are met. The Company has in the past, and may in the future, avail itself of either acceptable method. Regardless of their designation under SFAS 133, the Company believes all its derivative instruments represent economic hedges against changes in prices and rates.

Commodities

The Company’s meat processing and hog production operations use various raw materials, mainly corn, lean hogs, live cattle, pork bellies, soybeans and wheat, which are actively traded on commodity exchanges. The Company hedges these commodities when management determines conditions are appropriate to mitigate the inherent price risks. While this hedging may limit the Company’s ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. Commodities underlying the Company’s derivative instruments are subject to significant price fluctuations. Any requirement to mark-to-market the positions that have not been designated or do not qualify for hedge accounting under SFAS 133 could result in volatility in the Company’s results of operation. The Company attempts to closely match the hedging instrument terms with the hedged item’s terms.

Financial Instruments

The Company has entered into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and periodically enters into foreign exchange forward contracts to hedge certain of its foreign currency exposure. Foreign currency and interest rate derivatives are recorded as either cash flow hedges or fair value hedges, as appropriate, and were not material to the results of operations in fiscal 2007 or 2006.

The size and mix of the Company’s derivative portfolio varies from time to time based upon the Company’s analysis of current and future market conditions. The following table provides the fair value gain (loss) of the Company’s open derivative financial instruments as of April 29, 2007 and April 30, 2006.

	2007	2006
	(in millions)
Livestock	$(9.3)	$2.7
Grains	(4.2)	2.7
Interest rates	(2.4)	(7.5)
Foreign currency	(2.8)	(3.3)

In addition, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” as of April 29, 2007, the Company had $147.1 million of forward grain contracts which, if valued at April 29, 2007 market prices, would be $142.0 million; and the Company had unpriced forward grain contracts which if valued at April 29, 2007 market prices would be $55.9 million. These forward grain contracts are accounted for as normal purchases as defined by SFAS 133. As a result, they are not marked-to-market.

The following table presents the sensitivity of the fair value of the Company’s open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of April 29, 2007 and April 30, 2006.

	2007	2006
	(in millions)
Livestock	$154.4	$32.5
Grains	11.5	18.4
Interest rates	2.5	0.5
Foreign currency	7.6	0.5

For the fiscal year ended April 29, 2007, the Company reported gains on its closed derivative instruments of $64.3 million. For the fiscal year ended April 30, 2006, the Company reported gains on its closed derivative instruments of $50.5 million. For the fiscal years ended April 29, 2007 and April 30, 2006, the Company hedged approximately 30% and 51% of its grain purchases and 33% and 11% of its livestock produced, respectively.

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

Income Taxes

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. The Company establishes reserves when, despite the belief that the tax return positions are fully supportable, it believes that certain positions may be successfully challenged. When facts and circumstances change, the reserves are adjusted through the provision for income taxes. In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which requires the adjustment of past methods of judgment in assessing the timing and amounts of deductible and taxable items commencing the first quarter of fiscal 2008.

Derivative Accounting

The Company accounts for derivative financial instruments in accordance with SFAS 133 which requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method).

Under SFAS 133, the Company may elect either method of accounting for its derivative portfolio, assuming all the necessary requirements are met. The Company has in the past, and may in the future, avail itself of either acceptable method.

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

The Company’s discount rate used to measure its pension obligations as of April 29, 2007 and April 30, 2006 was 6.25%. The expected return on plan assets as of April 29, 2007 remained at 8.25%. The Company’s pension plan funding was $28.3 million, $34.4 million and $34.9 million for fiscal 2007, 2006 and 2005, respectively, and is expected to be at least $45.2 million in fiscal 2008. Beyond fiscal 2008, pension funding is expected to decrease moderately. However, a significant devaluation of plan assets would cause a significant increase in funding while more favorable returns would reduce funding requirements. Future legislative actions could also impact future funding. The Company expects pension expense for fiscal 2008 to be approximately $32.3 million.

Sensitivity Analysis

The effect of the indicated changes in the selected assumptions is shown below for April 29, 2007, assuming no changes in benefit levels and no amortization of gains or losses for the Company’s major plans in fiscal 2008 (in millions):

Assumption	Percentage Point Change	Increase in Funded Status	Increase in Equity	Change In Fiscal 2008 Expense
Discount rate	0.50%	$66.0	$66.0	$(5.0)
Expected return on assets	(0.50)%	—	—	$4.1

The Company recorded net expense in the consolidated statements of income related to its pension plans of $28.1 million and $24.3 million, net of $64.8 million and $62.2 million of expected pension returns, for fiscal 2007 and 2006, respectively.

See Note 9 in “Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements” for additional information pertaining to pension accounting.

Goodwill and Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2002. Goodwill and other indefinite-lived assets are tested annually for impairment. For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists. The Company calculates the fair value of each reporting unit using a similar methodology it uses to calculate purchase prices of acquired companies. The Company also uses independent third party valuation consultants to help estimate fair value. In fiscal 2007, the Company allocated goodwill to applicable reporting units, estimated fair value and performed the impairment test. To test impairment of intangible assets that are not subject to amortization, the fair value of the intangible asset is compared to the book value. As a result of these procedures, management believes there is no material exposure to a loss from impairment of goodwill and other intangible assets. However, actual results could differ from the Company’s cash flow estimates, which would affect the assessment of impairment and, therefore, could have a material adverse impact on the financial statements.

OUTLOOK

For fiscal 2008, the Company expects increasing volumes as it assimilates its most recent acquisitions and investments.

Hog production segment results were negatively impacted during the Company’s most recent fourth quarter by rising grain costs and the effects of circovirus. The Company anticipates that trends in grain prices will continue to negatively impact growing costs in the HP segment. However, vaccines are proving to be effective in controlling circovirus and the Company expects increasing hog production levels in fiscal 2008. The Company is cautiously optimistic about Pork segment margins, assuming planned price increases and efficiency improvements will offset rising costs. Beef segment margins rebounded in the fourth quarter of fiscal 2007 from historically low levels. The Company expects the opening of certain export markets to certain products, including Korea and Japan, to boost exports and profitability in that segment.

FORWARD-LOOKING INFORMATION

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The Company’s forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, the timing and extent to which beef export markets are reopened, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the investment performance of the Company’s pension plan assets and the availability of legislative funding relief (See “Critical Accounting Policies,” herein), the cost of compliance with environmental and health standards, adverse results from ongoing litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that the Company makes speaks only as of the date of such statement, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of April 29, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that the Company’s disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting: The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 29,

2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment using those criteria, management concluded that, as of April 29, 2007, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of the Company’s internal control over financial reporting. Their report on the audit of internal control over financial reporting appears on page F-2 of this Annual Report on Form 10-K and their report on the audit of the consolidated financial statements appears on page F-3 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Information required by this Item regarding the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

(b) All other information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 30, 2007 under the headings entitled “Nominees for Election to Three-Year Terms”, “Directors whose Terms do not Expire this Year”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”.

Item 11. Executive Compensation

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 30, 2007 under the headings (including the narrative disclosures following a referenced table) entitled “Summary Compensation Table”, “Grants of Plan-based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Options Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 30, 2007 under the headings entitled “Principal Shareholders”, “Common Stock Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information”.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 30, 2007 under the headings entitled “Other Transactions”, “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance”.

Item 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 30, 2007 under the headings entitled “Audit Committee Report” and “Ratification of Selection of Independent Auditors”.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Exhibit 2.2(a)	—

Asset Purchase Agreement, dated July 31, 2006, between ConAgra Foods Packaged Foods Company, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2006).

Exhibit 2.2(b)	—

Amendment, dated October 2, 2006, to Asset Purchase Agreement between the Company and ConAgra Foods Packaged Foods Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2006).

Exhibit 2.2(c)	—

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

Amendment to the Bylaws effective May 7, 2007, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2007).

Exhibit 4.1	—

Indenture between the Company and U.S. Bank National Association (successor to SunTrust Bank, Atlanta) dated February 9, 1998 regarding the issuance by the Company of $200,000,000 of its subordinated notes (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 10-Q filed with the SEC on March 17, 1998).

Exhibit 4.2(a)	—

Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004, among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 9, 2004).

Exhibit 4.2(b)	—

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

Exhibit 4.3	—

Indenture between the Company and U.S. Bank National Association (successor to SunTrust Bank), as trustee, dated October 23, 2001 regarding the issuance by the Company of $300,000,000 senior notes (incorporated by reference to Exhibit 4.3(a) to the Company’s Registration Statement on Form S-4 filed with the SEC on November 30, 2001).

Exhibit 4.4	—

Rights Agreement, dated as of May 30, 2001, between the Company and ComputerShare Investor Services, LLC, Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.5	—

Indenture between the Company and U.S. Bank National Association (successor to Sun Trust Bank), as trustee, dated May 21, 2003 regarding the issuance by the Company of $350,000,000 senior notes (incorporated by reference to Exhibit 4.11(a) to the Company’s Annual Report on Form 10-K filed with the SEC on July 23, 2003).

Exhibit 4.6	—

Indenture between the Company and U.S. Bank National Association (successor to SunTrust Bank), as trustee, dated August 4, 2004 regarding the issuance by the Company of senior notes (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2004).

Exhibit 4.7(a)	—

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

Exhibit 4.7(b)	—

Security Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors identified therein, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the Company’s revolving credit agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2005).

Exhibit 4.8	—

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

Exhibit 4.9	—

Registration Rights Agreement, dated May 7, 2007, among the Company and ContiGroup Companies, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2007).

Exhibit 4.10(a)*	—	Indenture—Senior Debt Securities, dated June 1, 2007, between the Company and U.S. Bank National Association as trustee.

Exhibit 4.10(b)*	—

First Supplemental Indenture to the Indenture—Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of June 22, 2007 regarding the issuance by the Company of the 2007 7.750% Senior Notes due 2017.

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

Exhibit 10.4**	—	Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005).

Exhibit 10.5	—

Interim Facility Letter, dated as of August 4, 2006, from Citigroup Global Markets Limited and The Royal Bank of Scotland plc (as Arrangers) and from Citibank International Plc and The Royal Bank of Scotland plc (as Underwriters) to Tarvalón, S.L. and to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.6(a)	—

Contribution Agreement, dated June 29, 2006, among Tarvalón, S.L., SFDS Global Holdings BV (a wholly-owned subsidiary of the Company), OCM Luxembourg EPOF SARL (a wholly-owned subsidiary of Oaktree Capital Management LLC), and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2006).

Exhibit 10.6(b)	—

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

Exhibit 10.6(c)	—

Earn-Out Agreement, dated as of August 7, 2006, by and among OCM Luxembourg EPOF Meats Holdings SARL, OCM Luxembourg OPPS Meats Holdings SARL, SFDS Global Holdings BV, and Groupe Smithfield S.L. (then known as Bacarreto, S.L.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.6(d)	—

Stockholders Agreement, dated as of August 7, 2006, among Groupe Smithfield S.L. (then known as Bacarreto, S.L.), SFDS Global Holdings BV, OCM Luxembourg EPOF Meats Holdings SARL, and OCM Luxembourg OPPS Meats Holdings SARL (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.7**	—

Consulting Agreement, dated August 30, 2006, by and between the Company and Joseph W. Luter, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 10.8**	—	Compensation for Non-Employee Directors as of August 30, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 10.9	—

Voting Agreement, dated as of September 17, 2006, among the Company, ContiGroup Companies, Inc. and Premium Standard Farms, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

Exhibit 21*	—	Subsidiaries of the Company.

Exhibit 23.1*	—	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	—	Certification of Robert W. Manly, IV, Executive Vice President and Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	—	Certification of Robert W. Manly, IV, Executive Vice President and Interim Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: SMITHFIELD FOODS, INC.

By:	/s/ C. LARRY POPE
C. Larry Pope
President and Chief Executive Officer

Date:    June 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH W. LUTER, III Joseph W. Luter, III	Chairman of the Board and Director	June 28, 2007

/S/ C. LARRY POPE C. Larry Pope	President, Chief Executive Officer and Director	June 28, 2007

/S/ ROBERT W. MANLY, IV Robert W. Manly, IV	Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)	June 28, 2007

/S/ JEFFREY A. DEEL Jeffrey A. Deel	Vice President and Corporate Controller (Principal Accounting Officer)	June 28, 2007

/S/ ROBERT L. BURRUS, JR. Robert L. Burrus, Jr.	Director	June 28, 2007

/S/ CAROL T. CRAWFORD Carol T. Crawford	Director	June 28, 2007

/S/ PAUL J. FRIBOURG Paul J. Fribourg	Director	June 28, 2007

/S/ RAY A. GOLDBERG Ray A. Goldberg	Director	June 28, 2007

/S/ WENDELL H. MURPHY Wendell H. Murphy	Director	June 28, 2007

/S/ FRANK S. ROYAL, M.D. Frank S. Royal, M.D.	Director	June 28, 2007

Signature	Title	Date

/S/ JOHN T. SCHWIETERS John T. Schwieters	Director	June 28, 2007

/S/ MELVIN O. WRIGHT Melvin O. Wright	Director	June 28, 2007

SMITHFIELD FOODS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of Smithfield Foods, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A, that Smithfield Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smithfield Foods Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Smithfield Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 29, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Smithfield Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 29, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of April 29, 2007 and April 30, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 29, 2007 and our report dated June 26, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Richmond, VA

June 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Smithfield Foods, Inc.:

We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of April 29, 2007 and April 30, 2006, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the three years in the period ended April 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithfield Foods, Inc. and subsidiaries at April 29, 2007 and April 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, in 2007 the Company changed its method of accounting for defined benefit pension and other post-retirement plans to comply with the accounting provisions of Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smithfield Foods, Inc. and subsidiaries’ internal control over financial reporting as of April 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 26, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Richmond, VA

June 26, 2007

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years
	2007	2006	2005
	(in millions, except per share data)
Sales	$11,911.1	$11,403.6	$11,248.4
Cost of sales	10,776.3	10,311.3	10,036.1

Gross profit	1,134.8	1,092.3	1,212.3
Selling, general and administrative expenses	745.6	673.8	643.6
Interest expense	175.4	148.6	132.2
Equity in income of affiliates	(38.9)	(9.2)	(17.5)

Income from continuing operations before income taxes	252.7	279.1	454.0
Income taxes	64.3	93.9	153.3

Income from continuing operations	188.4	185.2	300.7
Loss from discontinued operations, net of tax of $(5.3), $(6.8) and $(2.5)	(9.5)	(12.5)	(4.5)
Loss on sale of Quik-to-Fix Foods, Inc., net of tax of $(7.1)	(12.1)	—	—

Net income	$166.8	$172.7	$296.2

Income per common share:
Basic—
Continuing operations	$1.68	$1.66	$2.70
Discontinued operations	(.19)	(.11)	(.04)

Net income per basic common share	$1.49	$1.55	$2.66

Diluted—
Continuing operations	$1.68	$1.65	$2.68
Discontinued operations	(.19)	(.11)	(.04)

Net income per diluted common share	$1.49	$1.54	$2.64

Weighted average shares—
Weighted average basic shares	111.7	111.1	111.2
Effect of dilutive stock options	0.2	0.9	1.1

Weighted average diluted shares	111.9	112.0	112.3

See Notes To Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	April 29, 2007	April 30, 2006
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$57.8	$89.4
Accounts receivable, less allowances of $5.8 and $9.8	689.1	650.0
Inventories	1,805.8	1,584.2
Prepaid expenses and other current assets	152.3	63.3
Assets of discontinued operations held for sale	28.7	88.4

Total current assets	2,733.7	2,475.3

Property, plant and equipment, net	2,345.1	2,040.9
Goodwill	632.5	720.9
Investments	701.8	487.6
Intangible assets	365.3	216.0
Other	190.2	236.6

Total assets	$6,968.6	$6,177.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$15.2	$43.1
Current portion of long-term debt and capital lease obligations	239.1	215.7
Accounts payable	524.0	516.2
Accrued expenses and other current liabilities	537.4	411.3
Liabilities of discontinued operations held for sale	45.5	127.7

Total current liabilities	1,361.2	1,314.0

Long-term debt and capital lease obligations	2,838.6	2,299.5
Deferred income taxes	234.7	228.6
Pension and postretirement benefits	208.9	225.4
Other	70.5	63.3

Total liabilities	4,713.9	4,130.8

Minority interests	13.9	18.3

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 112,423,866 and 111,167,542 issued and outstanding	56.2	55.6
Additional paid-in capital	510.1	494.1
Stock held in trust	(52.5)	(51.8)
Retained earnings	1,724.8	1,558.0
Accumulated other comprehensive income (loss)	2.2	(27.7)

Total shareholders’ equity	2,240.8	2,028.2

Total liabilities and shareholders’ equity	$6,968.6	$6,177.3

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
	2007	2006	2005
	(in millions)
Cash flows from operating activities:
Net income	$166.8	$172.7	$296.2
Adjustments to reconcile net cash flows from operating activities:
Loss from discontinued operations	9.5	12.5	4.5
Loss on sale of discontinued operations	12.1	—	—
Depreciation and amortization	224.9	207.2	196.2
Deferred income taxes	(30.4)	(41.3)	0.8
Impairment of fixed assets and investments	15.3	18.4	—
Income from equity investments	(38.9)	(9.2)	(17.5)
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations:
Accounts receivable	(70.0)	30.5	(75.5)
Inventories	(126.9)	157.9	(328.7)
Accounts payable	56.6	28.3	(15.2)
Accrued expenses and other current liabilities	45.2	(54.9)	52.5
Other	(56.3)	(29.2)	(24.8)

Net cash flows from operating activities	207.9	492.9	88.5

Cash flows from investing activities:
Capital expenditures, net of proceeds	(477.7)	(381.6)	(193.2)
Business acquisitions, net of cash acquired	(238.7)	(312.4)	(219.5)
Investments in partnerships and other assets	(71.5)	(114.9)	(85.5)
Proceeds from disposition of Quik-to-Fix	28.2	—	—
Other	5.2	21.3	—

Net cash flows from investing activities	(754.5)	(787.6)	(498.2)

Cash flows from financing activities:
Net repayments on notes payable	(29.1)	(3.9)	(0.1)
Proceeds from issuance of long-term debt and capital leases	5.4	244.5	656.5
Net borrowings (repayments) on long-term credit facility	761.4	215.9	(184.0)
Principal payments on long-term debt and capital lease obligations	(239.2)	(151.8)	(62.7)
Repurchase and retirement of common stock	—	(6.8)	(3.0)
Effect of common stock options	15.3	4.8	4.6
Debt premium and issuance costs	—	(5.1)	3.3

Net cash flows from financing activities	513.8	297.6	414.6

Cash flows from discontinued operations:
Net cash flows from operating activities	(6.0)	(15.3)	(6.4)
Net cash flows from investing activities	(1.8)	(19.1)	(8.4)
Net cash flows from financing activities	7.8	36.8	16.9

Net cash flows from discontinued operations	—	2.4	2.1

Effect of currency exchange rates on cash	1.2	(0.7)	3.5
Net change in cash and cash equivalents	(31.6)	4.6	10.5
Cash and cash equivalents at beginning of year	89.4	84.8	74.3

Cash and cash equivalents at end of year	$57.8	$89.4	$84.8

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$148.2	$150.6	$120.5

Income taxes paid	$74.1	$119.1	$162.2

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Fiscal Years
	2007	2006	2005
	(in millions)
Common stock—Shares:
Balance, beginning of year	111.2	111.2	111.0
Exercise of stock options	1.2	0.2	0.3
Repurchase and retirement of common stock	—	(0.2)	(0.1)

Balance, end of year	112.4	111.2	111.2

Common stock—Par value:
Balance, beginning of year	$55.6	$55.6	$55.5
Exercise of stock options	0.6	0.1	0.1
Repurchase and retirement of common stock	—	(0.1)	—

Balance, end of year	56.2	55.6	55.6

Additional paid-in capital:
Balance, beginning of year	494.1	496.1	494.5
Exercise of stock options	4.2	3.1	2.4
Stock option expense	1.3	0.6	0.4
Tax benefit of stock option exercises	10.5	1.0	1.8
Repurchase and retirement of common stock	—	(6.7)	(3.0)

Balance, end of year	510.1	494.1	496.1

Stock held in trust:
Balance, beginning of year	(51.8)	(8.9)	—
Purchase of stock for trust	(0.7)	(42.9)	(8.9)

Balance, end of year	(52.5)	(51.8)	(8.9)

Retained earnings:
Balance, beginning of year	1,558.0	1,385.3	1,089.1
Net income (a)	166.8	172.7	296.2

Balance, end of year	1,724.8	1,558.0	1,385.3

Accumulated other comprehensive (income) loss:
Balance, beginning of year (b)	(27.7)	(26.7)	(40.2)
Unrealized gain on securities, net of tax of $0.1	—	—	0.3
Change in minimum pension liability, net of tax of $0.5, $0.9 and $(8.0)	0.7	1.7	(12.0)
Adjustment to initially apply SFAS 158, net of tax of $4.3 (d)	(6.7)	—	—
Hedge accounting, net of tax of $11.4, $1.3 and $2.9	18.7	2.1	4.5
Foreign currency translation	19.3	—	27.9
Reclassification adjustments:
Hedge accounting	(2.1)	(4.5)	(5.3)
Securities	—	(0.3)	(1.9)

Balance, end of year (c)	2.2	(27.7)	(26.7)

Total shareholders’ equity	$2,240.8	$2,028.2	$1,901.4

Total comprehensive income (a–b+c–d)	$203.4	$171.7	$309.7

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

The Pork segment consists mainly of eight wholly- or majority-owned U.S. fresh pork and packaged meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries and the Company’s cattle feeding operations and interests in cattle feeding operations. The International segment is comprised of international meat processing operations, mainly in Poland, Romania and the United Kingdom, and the Company’s interests in international meat processing operations, mainly in Western Europe, Mexico, Romania and China. The HP segment consists mainly of hog production operations located in the U.S., Poland and Romania and the Company’s interests in hog production operations, mainly in Mexico. The Other segment is comprised of the Company’s turkey production operations and its 49% interest in turkey production and processing operations. Each of the segments has certain joint ventures and other investments in addition to their main operations.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest April 30th. Fiscal 2007, 2006 and 2005 were 52 weeks.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. As of April 29, 2007 and April 30, 2006, cash and cash equivalents included $8.6 million and $11.6 million, respectively, in short-term marketable securities. The carrying value of cash equivalents approximates market value.

Accounts Receivable

Accounts receivable represent receivables recorded at the invoiced amount from customers in the ordinary course of business, and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.

Inventories

Fresh meat is valued at USDA market price and adjusted for the cost of further processing. Packaged meats are valued at the lower of cost or market. Costs for packaged products include meat, labor, supplies and overhead. Live hogs and live cattle are generally valued at the lower of first-in, first-out cost or market. Costs include purchase costs, feed, medications, contract grower fees and other production expenses. Manufacturing supplies are principally ingredients and packaging.

Inventories consist of the following:

	April 29, 2007	April 30, 2006
	(in millions)
Fresh and packaged meats	$728.5	$643.4
Live hogs	595.1	486.2
Live cattle	260.3	294.8
Manufacturing supplies	68.0	58.6
Other	152.8	125.2
Fair value derivative instrument adjustment	1.1	(24.0)

Total inventories	$1,805.8	$1,584.2

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are classified as property, plant and equipment and amortized over the lease terms. Lease amortization is included in depreciation expense. Depreciation expense is included in the consolidated statement of income as either cost of sales or selling, general and administrative expenses. Depreciation expense totaled $219.3 million, $200.1 million and $187.0 million in fiscal 2007, 2006 and 2005, respectively. Repairs and maintenance charges are expensed as incurred. Repair and maintenance expenses totaled $313.1 million, $293.4 million and $272.6 million in fiscal 2007, 2006 and 2005, respectively. Improvements that materially extend the life of the asset are capitalized. Gains and losses from dispositions or retirements of property, plant and equipment are recognized currently.

Interest on capital projects is capitalized during the construction period. Total interest capitalized was $7.4 million, $5.4 million and $3.3 million in fiscal 2007, 2006 and 2005, respectively.

Property, plant and equipment, net, consist of the following:

	Useful Life	April 29, 2007	April 30, 2006
		(in millions)
Land		$228.5	$206.6
Buildings and improvements	20-40 years	1,456.1	1,284.3
Machinery and equipment	5-20 years	1,638.3	1,490.4
Breeding stock	2 years	129.5	119.3

		3,452.4	3,100.6
Accumulated depreciation		(1,333.6)	(1,258.6)

		2,118.8	1,842.0
Construction in progress		226.3	198.9

Property, plant and equipment, net		$2,345.1	$2,040.9

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired and accounted for under the purchase method. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. While trademarks are not amortized, customer relationship assets are amortized over approximately 15 years.

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or sooner if impairment indicators arise. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of a reporting unit with its carrying value. The Company’s reporting units are at the operating segment level. The fair value of a reporting unit is estimated by applying valuation multiples or estimating future discounted cash flows. The selection of multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends, prospects and market and economic conditions. When estimating future discounted cash flows, the Company considers the assumptions that hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on the Company’s cost of capital rate or location-specific economic factors. When the fair value is less than the carrying value of the net assets of a reporting unit, including goodwill, an impairment loss may be recognized. Intangible assets with finite lives are amortized over their useful lives and,

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when indicators of impairment are present, are reviewed for recoverability using estimated future undiscounted cash flows related to those assets. The Company has determined that no material impairments existed as of April 29, 2007.

Intangible assets consist of the following:

	April 29, 2007	April 30, 2006
	(In millions)
Amortized intangible assets:
Customer relations assets	$10.7	$2.8
Patents, rights and leasehold interests	10.6	9.6
Accumulated amortization—intangible assets	(8.3)	(7.3)

Amortized intangible assets, net	13.0	5.1
Unamortized intangible assets:
Trademarks	352.3	210.9

Intangible assets, net	$365.3	$216.0

Amortization expense for intangible assets for the fiscal year ended April 29, 2007 and April 30, 2006 was $1.2 million and $0.4 million, respectively. As of April 29, 2007, the estimated amortization expense associated with the Company’s intangible assets is $1.2 million for each of the next five fiscal years.

Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized over the terms of the related loan agreements using the straight- line method, which approximates the effective interest method.

Investments

Entities that are 50% owned or less, and as to which the Company does not control but has the ability to exercise significant influence, are accounted for under the equity method. Due to the timing of receipt of financial statements, certain of the Company’s investments report their income or loss to the Company on a one-month lag. The Company does not believe that the impact of entities reporting on a one-month lag is material to the consolidated financial statements. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then a write-down would be recorded to estimated fair value. The Company has determined that no write-down was necessary as of April 29, 2007.

Investments consist of the following:

	% Owned	April 29, 2007	April 30, 2006
		(in millions)
Groupe Smithfield S.L. (Groupe Smithfield)	50%	$206.8	$—
Campofrío Alimentación S. A. (Campofrío)	23%	148.4	143.4
Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	50%	144.6	157.3
Butterball LLC (Butterball)	49%	69.4	45.3
Agroindustrial del Noroeste (Norson)	50%	47.9	47.1
Granjas Carroll de Mexico (Granjas)	50%	31.2	31.4
Other		53.5	63.1

Total investments		$701.8	$487.6

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized financial information for Groupe Smithfield, Five Rivers and Butterball consist of the following:

	2007	2006	2005
	(in millions)
Income statement information:
Sales	$2,912.8	$964.5	$151.1
Gross profit	312.7	26.8	8.8
Net income	21.8	(4.2)	5.8

	2007	2006
	(in millions)
Balance sheet information:
Current assets	$1,367.9	$618.2
Property, plant and equipment, net	703.4	153.1
Current liabilities	947.5	455.2
Long-term liabilities	893.8	3.6

Groupe Smithfield. In August 2006 (fiscal 2007), the Company completed its investment in Groupe Smithfield, a 50/50 joint venture, which purchased the European meats business of Sara Lee Corporation, for $575.0 million in cash, plus the assumption of excess pension related liabilities of approximately $39.0 million. To form the joint venture, the Company contributed its French operations, reported in the International segment, and cash of €50.0 million (approximately $63.1 million) and Oaktree Capital Management, LLC contributed cash of €108.9 million (approximately $137.4 million) and a contingent, convertible note of €40.0 million (approximately $50.4 million). The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield in the “Equity in income of affiliates” line of its consolidated statements of income in the International segment.

Five Rivers. In October 2004 (fiscal 2005), the Company acquired MF Cattle Feeding, Inc. (MFI) for approximately $56.7 million. In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. (ContiGroup) completed the formation of Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC (ContiBeef). The Company’s contribution to date has consisted of $106.3 million in cash and $43.6 million of net assets. Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup, currently headquartered in Loveland, Colorado, with a total of ten feedlots located in Colorado, Idaho, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms using a variety of marketing methods that were already in place at MFI and ContiBeef. The Company accounts for its investment in Five Rivers as an equity investment and records 50% of the earnings of Five Rivers in the “Equity in income of affiliates” line of its Consolidated Statements of Income in the Beef Segment.

Butterball. In October 2006 (fiscal 2007), concurrent with the Company’s acquisition of Armour-Eckrich (see Note 3: Acquisitions, Dispositions and Facility Closures), Carolina Turkeys, LLC, an existing partnership of which the Company owns 49%, financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball, LLC (Butterball). The Company accounts for its investment in Butterball as an equity investment and records 49% of the earnings of Butterball in the “Equity in income of affiliates” line of its consolidated statements of income in the Other segment.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Campofrío. In fiscal 2006 and 2005, the Company purchased 314,000 and 3,787,265, respectively, of Campofrío for $4.9 million and $49.0 million, respectively. As of April 29, 2007, the Company held 12,109,559 shares of Campofrío with a cost of $104.4 million and a market value of $246.2 million. The stock, valued at €14.89 per share on the close of the last day of trading before the Company’s fiscal year end, is traded on the Madrid Stock Exchange. Campofrío is the leading producer and marketer of meat products in Spain, with production facilities also in a Portugal, Russia and Romania. The Company accounts for its investment in Campofrío as an equity investment and records 23% of the earnings of Campofrío in the “Equity in income of affiliates” line of its consolidated statement of income in the International Segment.

Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation Number (FIN) 47, “Accounting for Conditional Asset Retirement Obligations an Interpretation of SFAS No. 143” (FIN 47). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (SFAS 143) which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

The Company’s asset retirement obligations relate to lagoon clean-up or replacement. Under existing regulations, the Company is not required to remove these lagoons and there are no plans or expectations of plans to undertake a renovation that would require removal or replacement of the lagoons. The lagoons are expected to be maintained and repaired by activities that will not result in their removal or disruption. As a result, there is an indeterminate settlement date for these asset retirement obligations because the range of time over which the Company may incur these liabilities is unknown and cannot be estimated. Therefore, the Company has not recorded an asset retirement obligation for its lagoons.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. Reserves are established when, despite management’s belief that the Company’s tax return positions are fully supportable, management believes that certain positions may be successfully challenged. When facts and circumstances change, these reserves are adjusted through the provision for income taxes.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for the Company beginning April 30, 2007. The Company is required to record any FIN 48 adjustments as of April 30, 2007 to beginning retained earnings rather than the consolidated statement of income. The Company currently estimates that a cumulative effect adjustment between $15.0 million and $20.0 million will be charged to retained earnings on April 30, 2007 to increase reserves for uncertain tax positions. The transition adjustment reflects the maximum statutory amounts of the tax positions, including interest and penalties, without regard to the potential for settlement. The Company will include interest in the “Interest expense” line in the consolidated statements of income.

Pension Accounting

The measurement of the Company’s pension obligations, costs and liabilities is dependent on the use of assumptions and estimates to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, salary growth, mortality rates and the expected return on plan assets. Changes in assumptions and future investments returns could potentially have a material impact on the Company’s expenses and related funding requirements.

The Company accounts for its pension plans in accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires recognition of the funded status of the Company’s benefit plans in its consolidated balance sheet as of April 29, 2007 and to recognize as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. These amounts will be adjusted as they are subsequently recognized as components of net periodic benefit cost. The Company adopted SFAS 158 as of April 29, 2007.

Derivative Financial Instruments and Hedging Activities

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133), all commodity derivatives are reflected at their fair value and are recorded in current assets and current liabilities in the consolidated balance sheets as of April 29, 2007 and April 30, 2006. Commodity derivative instruments consist primarily of exchange-traded futures contracts; however, the Company enters into exchange traded option contracts, as well. In addition to commodity derivatives, the Company also enters into treasury derivatives. Treasury derivatives, which consist of interest rate and foreign exchange instruments, are also recorded at fair value and reflected as a current asset or liability with the offsetting adjustment to the carrying value of the underlying treasury instrument, other comprehensive income (loss) or current earnings, as appropriate.

The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and on the type of hedging relationship. For derivative instruments that are not designated as a hedge or do not meet the criteria for hedge accounting under SFAS 133, these positions are marked-to-market with the unrealized gain (loss) reported currently in earnings.

To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships are established pursuant to the Company’s risk management policies and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized in earnings each period. The Company generally does not hedge anticipated transactions beyond twelve months.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

Advertising costs are expensed as incurred, except for certain production costs, which are expensed upon the first airing of the advertisement. Advertising costs for fiscal years 2007, 2006 and 2005 were $97.5 million, $109.4 million and $108.2 million, respectively.

Shipping and Handling Costs

Shipping and handling costs are reported as a component of cost of sales in the Company’s consolidated statements of income.

Net Income per Share

The Company presents dual computations of net income per share. The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options, during the period.

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2007 presentations.

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

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) in the Pork segment for $226.3 million (See Note 2: Investments regarding Butterball, LLC’s acquisition of the turkey product assets of the branded meats business of ConAgra). The business (Armour-Eckrich) includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants and other foodservice establishments. As a result of the acquisition, the Company estimates that it has added approximately 530 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of approximately $1,038.2 million. This acquisition advances the Company’s strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. The Company is in the process of valuing the tangible and intangible assets acquired to determine the final purchase price allocation. The outcome of this valuation may change the preliminary allocation of the purchase price. A preliminary estimate of $97.4 million has been calculated as negative goodwill, which represents the excess of fair value of the assets acquired and liabilities assumed over the purchase price. The Company believes these acquired brands have underperformed in recent years, largely due to limited marketing support. Because these brands had not been adequately supported in the recent past and there was no plan to invest the marketing support necessary to turn them around, the Company acquired the brands at an attractive price. Ultimately, this price led to the recording of negative goodwill. The excess of the fair value over the purchase price has been preliminarily accounted for as a reduction to certain noncurrent assets acquired.

Had the acquisition of Armour-Eckrich occurred at the beginning of fiscal 2006, sales would have been $12,418.7 million and $12,540.5 million for fiscal 2007 and fiscal 2006, respectively. There would not have been a material effect on net income or net income per diluted share for fiscal 2007 or fiscal 2006.

In April 2006 (fiscal 2006), the Company completed the acquisition of substantially all of the assets of Cook’s Hams, Inc. (Cook’s) in the Pork segment for approximately $264.2 million plus a $41.0 million working capital adjustment. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meats items sold to supermarket chains and grocers throughout the U.S. and Canada. As a result of the acquisition, the Company added 275 million pounds of annual production capacity, almost all of which is for traditional and spiral sliced smoked bone-in hams. For the twelve months immediately prior to the acquisition, Cook’s had net sales of approximately $332.3 million. The acquisition fits into the Company’s strategy of growing the higher-value packaged meats side of the business and utilizing raw materials internally. The Company recorded the fair value of trademarks totaling $144.0 million, customer-related assets of $7.9 million and the balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition was recorded as goodwill totaling $54.0 million.

Had the acquisition of Cook’s occurred at the beginning of fiscal 2005, there would not have been a material effect on sales, net income or net income per diluted share for fiscal 2006 or fiscal 2005.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2004 (fiscal 2005), the Company acquired Jean Caby S.A. (Jean Caby) and related companies in the International segment for approximately $33.4 million plus the assumption of certain liabilities. Jean Caby, established in 1919 in France, produces and markets cured and cooked packaged meats including deli cooked hams, dry sausages, cocktail sausages and hot dogs. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition was recorded as goodwill totaling $10.6 million.

Had the acquisitions of Morliny, Comtim, the two Pork segment companies, MFI and Jean Caby occurred at the beginning of fiscal 2005, there would not have been a material effect on sales, net income or net income per diluted share or on the Company’s financial position for fiscal 2005.

Discontinued Operations, Disposition, Facility Closures and Impairment

In fiscal 2007, the Company completed the sale of substantially all of the assets and business of Quik-to-Fix, Inc. (Quik-to-Fix) for net proceeds of $28.2 million. As a result, Quik-to-Fix is being reported as a discontinued operation. During fiscal 2007, the Company recorded an after-tax loss on the sale of Quik-to-Fix of $12.1 million, net of $7.1 million in taxes, in anticipation of the sale. Sales of Quik-to-Fix were $21.5 million and $103.2 million for the fiscal years ended April 29, 2007 and April 30, 2006, respectively. Quik-to-Fix had an after-tax loss from discontinued operations of $3.9 million, net of tax of $2.2 million, for the fiscal year ended April 29, 2007 and an after-tax loss from discontinued operations of $7.6 million, net of tax of $4.1 million, for the fiscal year ended April 30, 2006.

In April 2007 (fiscal 2007), the Company decided to exit the alternative fuels business and dispose of substantially all the assets of Smithfield Bioenergy, LLC (SBE). As a result, SBE is being reported as a discontinued operation. Sales of SBE were $14.0 million for the fiscal year ended April 29, 2007 and had no sales for the fiscal year ended April 30, 2006. SBE had an after-tax loss of $5.6 million, net of tax of $3.1 million, for the fiscal year ended April 29, 2007 and an after-tax loss of $4.9 million, net of tax of $2.7 million, for the fiscal year ended April 30, 2006.

As part of its east coast restructuring plan, during fiscal 2006, the Company ceased fresh pork processing in one of The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield, Virginia facilities, closed its plant located in Salem, Virginia, and during fiscal 2007 closed its Bedford, Virginia and Madison, Florida plants. During fiscal 2006, the Company recorded, in cost of sales, accelerated depreciation totaling $7.9 million and an impairment charge totaling $18.4 million related to this restructuring plan.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2005, the Company ceased operations at the Showcase Foods, Inc. (Showcase Foods) facility in the Beef segment. In connection with the closing, the Company recorded a pre-tax charge of $4.0 million related to ceasing the use of certain leased equipment. In addition, Showcase Foods incurred operating losses of $5.2 million during fiscal 2005. Since the date of the initial closing, the Company has explored various ways to use the available Showcase Foods facilities and the remaining equipment. During fiscal 2007, despite the Company’s best efforts to create a viable business in the facility, it was determined that it was not economically feasible to reopen the facility. The Company recorded a pre-tax impairment charge of $8.2 million to write down the remaining assets to their realizable value.

Note 4: Debt

Long-term debt consists of the following:

	April 29, 2007	April 30, 2006
	(in millions)
U.S. credit facility, expiring August 2010	$836.0	$415.9
7.00% senior unsecured notes, due August 2011	600.0	600.0
7.75% senior unsecured notes, due May 2013	350.0	350.0
EURO credit facility, expiring in August 2009	341.3	—
8.00% senior unsecured notes, due October 2009	300.0	300.0
7.625% senior subordinated notes, due February 2008	182.1	182.1
8.52% senior secured notes, due August 2006	—	100.0
8.44% senior secured note, payable through October 2009	40.0	45.0
Variable rate senior secured notes (6.74% at April 29, 2007), payable through October 2009	32.5	40.0
7.89% senior secured notes, payable through October 2009	25.0	35.0
8.63% senior secured notes, payable through July 2011	—	17.5
Various, interest rates from 1.19% to 10.0%, due May 2007 through May 2043	364.2	419.5
Fair-value derivative instrument adjustment	(2.4)	(6.0)
Unamortized debt premium	7.6	9.4

Total debt	3,076.3	2,508.4
Current portion	(238.2)	(212.8)

Total long-term debt	$2,838.1	$2,295.6

Scheduled maturities of long-term debt are as follows:

Fiscal Year
(in millions)
2008	$238.2
2009	157.1
2010	727.3
2011	901.1
2012	646.3
Thereafter	406.3

Total debt	$3,076.3

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to use availability under its long-term revolving credit facility, operating leases and internally generated funds for capital expenditures and general corporate purposes, including expansion of its packaged meats business and strategic acquisitions.

In August 2005 (fiscal 2006), the Company entered into a $1.0 billion secured revolving credit agreement (the U.S. credit facility) that replaced the Company’s then existing $900 million credit facility. The U.S. credit facility matures in August 2010. The amount committed under the U.S. credit facility may be increased up to $1.35 billion at the Company’s request under certain conditions. The Company may draw down funds as a revolving loan or a swingline loan and obtain letters of credit under the U.S. credit facility. The proceeds of any borrowings under the U.S. credit facility may be used to finance working capital needs and for other general corporate purposes of the Company. The covenants of the U.S. credit facility include a minimum 3.00:1 interest coverage ratio and a test of a minimum 1.30:1 credit facility exposure to inventory and receivables of U.S. operations only.

In August 2006 (fiscal 2007), the Company exercised its option to increase the amount committed by $200.0 million, resulting in $1.2 billion of available borrowings under the U.S. credit facility. The proceeds of this increase were used to prepay $17.5 million of variable interest senior notes which would have matured in 2011 and the Company repaid, at maturity, $101.5 million of senior notes.

In August 2006 (fiscal 2007), the Company, through one of its European subsidiaries, entered into a €300.0 million (approximately $409.6 million) secured revolving credit facility (the EURO credit facility). The EURO credit facility terminates in August 2009 unless extended pursuant to its terms. The Company may draw down funds as a revolving loan under the facility and the proceeds of any borrowings under the EURO credit facility may be used for general corporate purposes. The EURO credit facility is secured by the Company’s Campofrió stock. In addition, the Company and three of its subsidiaries incorporated in Europe have unconditionally guaranteed these obligations, including payment obligations, under the EURO credit facility.

In October 2006 (fiscal 2007), the Company borrowed $125.0 million under a short-term uncommitted line of credit with JPMorgan Chase Bank, N.A. and $125.0 million under a short-term uncommitted line of credit with Citibank, N.A. (collectively, the “Short-term Credit Agreements”). The Company used the aggregate $250.0 million borrowed under the Short-term Credit Agreements to pay down borrowings under the Company’s U.S. credit facility. The Company repaid the aggregate $250.0 million borrowed under the Short-term Credit Agreements in December 2006 using availability under the U.S. credit facility. The Company renewed the Short-term Credit Agreements but had not drawn any funds as of April 29, 2007. The Short-term Credit Agreements are set to expire on June 28, 2007 (fiscal 2008).

In November 2004 (fiscal 2005), the Company issued $200.0 million of seven-year, 7% senior unsecured notes due August 2011. The notes issued in November were issued at 106% of par to yield 5.9%. In August 2004 (fiscal 2005), the Company issued $400.0 million of seven-year, 7% senior unsecured notes due August 2011. Net proceeds of the sale of these notes were used to repay indebtedness under the U.S. credit facility.

The Company has aggregate credit facilities totaling $1,659.6 million. As of April 29, 2007, the Company had unused capacity under these credit facilities of $449.7 million. These facilities are generally at prevailing market rates. The Company pays commitment fees on the unused portion of the facilities.

Average borrowings under credit facilities were $907.2 million, $256.5 million and $269.8 million in fiscal 2007, 2006 and 2005, respectively, at average interest rates of approximately 5.8%, 5.0% and 3.6%, respectively.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maximum borrowings were $1,358.5 million, $509.3 million and $586.8 million in fiscal 2007, 2006 and 2005, respectively. Total outstanding borrowings were $1,210.0 million and $441.1 million with average interest rates of 5.8% and 5.7% as of April 29, 2007 and April 30, 2006, respectively. In addition, the Company had $118.9 million of outstanding letters of credit at April 29, 2007.

The senior secured notes are secured by certain of the Company’s major processing plants and hog farm facilities in the U.S. All other notes are unsecured.

The Company’s various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, fixed charges, leverage, interest coverage and capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to shareholders. As of April 29, 2007, the Company was in compliance with all debt covenants.

The Company determines the fair value of public debt using quoted market prices and values all other debt using discounted cash flow techniques at estimated market prices for similar issues. As of April 29, 2007 and April 30, 2006, the fair value of long-term debt, based on the market value of debt with similar maturities and covenants, was approximately $3,124.4 million and $2,525.7 million, respectively.

Note 5: Income Taxes

Income tax consists of the following:

	2007	2006	2005
	(in millions)
Current tax expense:
Federal	$74.2	$113.0	$130.2
State	14.2	16.7	18.4
Foreign	6.3	3.4	3.5

	94.7	133.1	152.1

Deferred tax expense (benefit):
Federal	(11.8)	(26.2)	2.1
State	(2.9)	(6.4)	1.6
Foreign	(15.7)	(6.6)	(2.5)

	(30.4)	(39.2)	1.2

Total income taxes	$64.3	$93.9	$153.3

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	2007	2006	2005
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.4	2.5	2.9
Foreign income taxes	(7.7)	2.6	(2.6)
Export benefit	(0.8)	(2.3)	(1.5)
Tax credits	(3.7)	(0.9)	(1.1)
Other	0.2	(3.3)	1.1

	25.4%	33.6%	33.8%

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences consist of the following:

	April 29, 2007	April 30, 2006
	(in millions)
Deferred tax assets:
Pension liabilities	$36.9	$33.1
Employee benefits	29.7	31.5
Tax credits, carryforwards and net operating losses	17.5	23.9
Accrued expenses	41.1	27.0
Other	22.0	9.7

	$147.2	$125.2

Deferred tax liabilities:
Property, plant and equipment	$211.8	$229.2
Accounting method change	31.4	47.6
Investments in subsidiaries	22.2	16.7
Intangible assets and other	67.1	42.9

	$332.5	$336.4

As of April 29, 2007 and April 30, 2006, the Company had $49.4 million and $17.4 million, respectively, of deferred tax assets included in other current assets. The Company had a valuation allowance of $54.5 million and $44.9 million related to income tax assets as of April 29, 2007 and April 30, 2006, respectively, mainly related to foreign tax credit carryforwards and the result of losses in foreign jurisdictions for which no tax benefit was recognized.

The tax credits, carryforwards and net operating losses expire from fiscal 2008 to 2027.

As of April 29, 2007, foreign subsidiary net earnings of $47.3 million were considered permanently reinvested in those businesses. Accordingly, federal income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

Note 6: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 29, 2007	April 30, 2006
	(in millions)
Payroll and related benefits	$165.3	$150.3
Self-insurance reserves	97.7	74.1
Other	274.4	186.9

Total accrued expenses and other current liabilities	$537.4	$411.3

Note 7: Shareholders’ Equity

Share Repurchase Program

As of April 29, 2007, the board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. The Company repurchased 230,000 shares of common stock in fiscal 2006 and 100,000 shares of common stock in fiscal 2005. As of April 29, 2007, the Company had 2,873,430 additional shares remaining under the authorization.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

The Company has 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.

Stock Options

The Company’s 1992 Stock Option Plan and its 1998 Stock Incentive Plan (collectively, the incentive plans) provide for the issuance of non-statutory stock options to management and other key employees. Options were granted for periods not exceeding 10 years and exercisable five years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There are 11,000,000 shares reserved under the incentive plans. As of April 29, 2007, there were 2,921,000 shares available for grant under the incentive plans.

Compensation expense for the incentive plans was $1.3 million, $0.6 million and $0.4 million for fiscal years 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the consolidated statements of shareholders’ equity for share-based compensation arrangements was $10.5 million, $1.0 million and $1.8 million, respectively. There was no compensation expense capitalized as part of inventory or as fixed assets for fiscal years 2007, 2006 or 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected annual volatility is based on the historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercises and employee termination within the pricing model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The following table summarizes the assumptions made in determining the fair value of stock options granted in the fiscal years indicated:

	2007	2006	2005
Expected annual volatility	26%	35%	35%
Dividend yield	0%	0%	0%
Expected option life (years)	8	8	8
Risk free interest rate	4.75%	3.30%	3.30%

The following table summarizes stock option activity under the incentive plans as of April 29, 2007, and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at April 30, 2006	3,936,750	$17.72
Granted	285,000	32.16
Exercised	(2,791,650)	16.37
Canceled	(13,000)	19.51

Outstanding at April 29, 2007	1,417,100	23.29	5.7

Exercisable at April 29, 2007	635,100	15.87	3.3

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant-date fair value of options granted during the fiscal years 2007, 2006 and 2005 was $10.41, $12.47 and $9.79, respectively. The aggregate intrinsic values for shares outstanding and exercisable at April 29, 2007 were $11.1 million and $9.5 million, respectively. The total intrinsic values of options exercised during the years ended April 29, 2007, April 30, 2006 and May 1, 2005 were $30.1 million, $3.3 million and $4.6 million, respectively. During fiscal 2007, the retiring Chief Executive Officer exercised 2.0 million options.

As of April 29, 2007, there was $4.9 million of total unrecognized compensation cost related to nonvested stock options granted under the incentive plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

In fiscal 2007, the Company adopted the provisions of SFAS 123R using the modified prospective method. Prior to fiscal 2007, we used a fair value based method of accounting for share-based compensation provided to our employees in accordance with SFAS 123. Stock options granted prior to April 29, 2002 were accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recorded. Had the Company used the fair value method to determine compensation expense for its stock options granted prior to April 29, 2002, net income and net income per basic and diluted share would have been as follows:

	2006	2005
Net income, as reported	$172.7	$296.2
Pro forma net income	170.0	293.0
Net income per share, as reported:
Basic	$1.55	$2.66
Diluted	1.54	2.64
Pro forma net income per share:
Basic	$1.53	$2.63
Diluted	1.52	2.61

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

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Held in Trust

During fiscal 2006, the Company’s Supplemental Executive Retirement Plan (SERP) purchased 1,500,000 shares of Company stock at an average price of $28.18 per share. The Company’s SERP currently holds 1,850,000 shares of Company stock at an average price of $27.66.

Accumulated Other Comprehensive Income (Loss)

The table below summarizes the components of accumulated other comprehensive income (loss), net of tax, as of April 29, 2007 and April 30, 2006.

	2007	2006
	(in millions)
Minimum pension liability	$—	$(51.9)
Foreign currency translation	46.7	27.4
Hedge accounting	13.4	(3.2)
Adoption of SFAS No. 158	(57.9)	—

Accumulated other comprehensive income (loss)	$2.2	$(27.7)

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

The Company accounts for derivative financial instruments in accordance with SFAS 133 which requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method). Under SFAS 133, the Company may elect either method of accounting for its derivative portfolio, assuming all the necessary requirements are met. The Company has in the past, and may in the future, avail itself of either acceptable method.

Application of the hedge accounting method under SFAS 133 requires significant resources, extensive record keeping and systems. As a result of rising compliance costs and the complexity associated with the application of hedge accounting for commodity derivatives, the Company elected to discontinue the use of hedge accounting for such derivatives during the third quarter of fiscal 2007. All open commodity cash flow hedges and fair value hedges were de-designated as of January 1, 2007. The Company elected not to apply hedge

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

designations for any exchange traded commodity derivative contracts entered into during the period beginning January 1, 2007 through April 29, 2007. The Company continues to apply hedge accounting for certain financial derivatives, primarily interest rate swaps and foreign exchange contracts.

Undesignated and De-designated Positions

For derivative instruments that are not designated as a hedge, or that have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting under SFAS 133, these positions are marked-to-market with the unrealized gain (loss) reported currently in earnings.

Cash Flow Hedges

The Company utilizes derivatives (primarily futures contracts) to manage its exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted purchase and sale of live hogs and the forecasted purchase of live cattle, corn and soybean meal.

When hedge accounting is applied, derivative gains or losses from these cash flow hedges are deferred in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged forecasted purchases or sales affect earnings. To match the underlying transaction being hedged, derivative gains or losses associated with anticipated purchases are recognized in cost of sales and amounts associated with anticipated sales are recognized in sales in the consolidated statements of income. Ineffectiveness related to the Company’s cash flow hedges was not material in fiscal 2007, 2006 or 2005. The Company generally does not hedge cash flows related to commodities beyond twelve months. When hedge accounting is not applied unrealized gains or losses, together with actual realized gains and losses, are recognized in current period earnings.

In January 2007, the Company elected to discontinue the application of hedge accounting for its existing commodity portfolio. As of April 29, 2007, other comprehensive income includes approximately $28.3 million of pre-tax net deferred gains from cash flow hedges closed prior to January 2007 that will be recognized in earnings over the next nine months.

Fair Value Hedges

The Company’s commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designed to hedge firm commitments to buy live hogs, live cattle, corn and soybean meal and hedges of live hog inventory. When hedge accounting is applied, derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Gains and losses related to hedges of firm commitments and live hog inventory are recognized in cost of sales in the consolidated statement of income. Ineffectiveness related to the Company’s fair value hedges was not material in fiscal 2007, 2006 or 2005. When hedge accounting is not applied, unrealized gains and losses, together with actual realized gains and losses, are recognized in current period earnings.

In January 2007, the Company elected to discontinue the application of hedge accounting for its existing commodity portfolio, As of April 29, 2007, inventory and other assets contain approximately $2.8 million in net deferred losses from fair value hedges closed prior to January 2007 that will be recognized in earnings over the next nine months.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency and Interest Rate Derivatives

In accordance with the Company’s risk management policy, certain foreign currency and interest rate derivatives were executed in fiscal 2007, 2006 and 2005. These derivative instruments were primarily designated and recorded as cash flow hedges or fair value hedges, as appropriate, and were not material to the results of operations.

The size and mix of the Company’s derivative portfolio varies from time to time based upon the Company’s analysis of current and future market conditions. The following table provides the fair value gain or (loss) on the Company’s open derivative instruments as of April 29, 2007, and April 30, 2006.

	2007	2006
	(in millions)
Livestock	$(9.3)	$2.7
Grains	(4.2)	2.7
Interest rates	(2.4)	(7.5)
Foreign currency	(2.8)	(3.3)

As of April 29, 2007, 173 commodity futures contracts exceeded twelve months. As of April 29, 2007, the weighted average maturity of the Company’s interest rate and foreign currency financial instruments is twelve months, with maximum maturities of thirty and twelve months, respectively. The Company believes the risk of default or nonperformance on contracts with counterparties is not significant.

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

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS 158 which requires the Company to recognize the funded status (the difference between the benefit obligation and the fair value of plan assets) in its consolidated balance sheet and recognize as a component of other comprehensive income (loss), net of taxes, previously unrecognized gains or losses and prior service costs or credits. The company adopted SFAS 158 as of April 29, 2007. The following presents the incremental effect of applying the new standard to the Company’s pension plans on the individual line items in the Company’s consolidated balance sheet as of April 29, 2007.

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(in millions )
Balances as of April 29, 2007:
Pension asset	$0.6	$0.3	$0.9
Current liabilities	(9.7)	—	(9.7)
Noncurrent liabilities	(169.3)	(9.7)	(179.0)
Intangible asset	5.3	(5.3)	—
Deferred tax asset	32.6	5.7	38.3
Accumulated other comprehensive loss	51.2	8.9	60.1

The incremental effect of applying the new standard to the Company’s healthcare plans was a decrease in noncurrent liabilities of $3.6 million, a decrease to the ending balance of accumulated other comprehensive income of $2.2 million, and a decrease to deferred tax assets of $1.4 million.

The following table shows the pre-tax unrecognized items included as components of accumulated other comprehensive income as of April 29, 2007 (immediately after the adoption of SFAS 158) and the pre-tax amounts that are expected to be reclassified from accumulated other comprehensive income to retirement expense during fiscal 2008:

April 29, 2007
(in millions)
Balances in accumulated other comprehensive income as of April 29, 2007:
Unrecognized actuarial loss	$(107.8)
Unrecognized prior service credit	9.4

Amounts expected to be reclassified from accumulated other comprehensive income during fiscal 2008:
Unrecognized actuarial loss	$(8.9)
Unrecognized prior service credit	0.2

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the aforementioned pension plans to the net amounts measured and recognized in the consolidated balance sheets.

	April 29, 2007	April 30, 2006
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,000.6	$982.8
Service cost	23.6	23.5
Interest cost	61.0	55.2
Plan amendment	0.2	(1.7)
Employee contributions	—	0.4
Benefits paid	(56.5)	(46.9)
Actuarial (gain) loss	19.8	(12.8)

Benefit obligation at end of year	1,048.7	1,000.5

Change in plan assets:
Fair value of plan assets at beginning of year	792.4	759.7
Actual return on plan assets	86.9	45.9
Employer and employee contributions	38.1	33.7
Benefits paid	(56.5)	(46.9)

Fair value of plan assets at end of year	860.9	792.4

Reconciliation of accrued costs:
Funded status	(187.8)	(208.1)
Unrecognized actuarial loss	—	118.5
Unrecognized prior service benefit	—	(9.7)

Accrued cost at end of year	$(187.8)	$(99.3)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$—	$33.1
Accrued benefit liability	(179.0)	(223.9)
Intangible asset	—	6.6
Minimum pension liability	—	84.9
Noncurrent pension asset	0.9	—
Current pension liability	(9.7)	—

Net amount recognized at end of year	$(187.8)	$(99.3)

The accumulated benefit obligation for all defined benefit pension plans was $987.6 million and $954.0 million, respectively, as of April 29, 2007 and April 30, 2006. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,040.9 million, $979.7 million and $852.1 million, respectively, as of April 29, 2007 and $992.3 million, $945.7 million and $773.5 million, respectively, as of April 30, 2006. As of April 29, 2007 and April 30, 2006, the amount of Company stock included in plan assets was 3,850,840 shares for both years with market values of $116.6 million and $113.0 million, respectively.

For purposes of calculating the expected return on pension plan assets, a market-related value is used. Market-related value is equal to fair value except for gains and losses on equity investments, which are amortized into market-related value on a straight-line basis over five years. The following table presents the components of the net periodic pension costs for the periods indicated.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic cost are:

	2007	2006	2005
	(in millions)
Service cost	$23.6	$23.5	$22.9
Interest cost	61.0	55.2	55.6
Expected return on plan assets	(64.8)	(62.2)	(58.9)
Net amortization	8.3	7.8	8.7

Net periodic cost	$28.1	$24.3	$28.3

Weighted-average assumptions used to determine net benefit cost are:
	2007	2006	2005
Discount rate	6.25%	5.75%	6.25%
Expected return on plan assets	8.25%	8.25%	8.50%
Rate of compensation increase	4.00%	4.00%	4.10%

Weighted-average assumptions used to determine benefit obligations are:
	2007	2006	2005
Discount rate	6.25%	6.25%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%

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

The Company’s pension plan assets allocations are as follows:

	April 29, 2007	April 30, 2006	Target Range
Asset category:
Equity securities	68%	67%	51-64%
Debt securities	30	32	25-46
Alternative assets	2	1	—

Total	100%	100%

The Company’s funding policy is to contribute the minimum amount required under government regulations. Minimum employer contributions to the pension plans are expected to be $45.2 million for the fiscal year ending April 27, 2008.

Future benefit payments are expected to be $58.9 million in fiscal 2008, $60.9 million in fiscal 2009, $63.0 million in fiscal 2010, $65.3 million in fiscal 2011, $57.9 million in fiscal 2012 and an aggregate of $335.5 million for the five years thereafter.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sponsors defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. The Company’s contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $10.6 million, $8.6 million and $7.7 million for fiscal 2007, 2006 and 2005, respectively.

Note 10: Lease Obligations and Commitments

The Company leases facilities and equipment under non-cancelable operating leases. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $57.8 million, $53.2 million and $56.5 million in fiscal 2007, 2006 and 2005, respectively. Rental expense in fiscal 2007, 2006 and 2005 included $0.2 million, $1.4 million and $0.6 million of contingent maintenance fees, respectively. Future rental commitments under non-cancelable operating leases as of April 29, 2007 are as follows:

Fiscal Year
(in millions)
2008	$65.5
2009	51.6
2010	48.8
2011	30.8
2012	42.7
Thereafter	147.4

$386.8

Future minimum lease payments under capital leases total $1.9 million over their remaining life. As of April 29, 2007, the present value of the future minimum leases payments is $1.4 million. The long-term portion of capital lease obligations is $0.5 million and the current portion is $0.9 million.

As of April 29, 2007, the Company had approved capital expenditure commitments of $288.0 million for packaged meats expansion and production efficiency projects.

The Company has agreements, expiring through fiscal 2013, to use cold storage warehouses owned by partnerships, 50% of which are owned by the Company. The Company has agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In fiscal 2007, 2006 and 2005, the Company paid $11.8 million, $12.8 million and $14.2 million, respectively, in fees for use of the facilities. As of April 29, 2007, April 30, 2006 and May 1, 2005, the Company had investments of $1.8 million, $1.8 million and $1.7 million, respectively, in the partnerships.

The Company has purchase commitments with certain hog and cattle producers that obligate the Company to purchase all the hogs and cattle that these producers deliver. Other arrangements obligate the Company to purchase a fixed amount of hogs and cattle. The Company also uses independent farmers and their facilities to raise hogs produced from the Company’s breeding stock in exchange for a performance-based service fee payable upon delivery. The Company estimates the future obligations under these commitments based on commodity livestock futures prices, expected quantities delivered and anticipated performance to be $814.5 million, $272.4 million, $109.2 million, $25.6 million and $8.0 million for fiscal 2008 to 2012, respectively. As of April 29, 2007, the Company is also committed to purchase $203.0 million under forward grain contracts payable in fiscal 2008.

The Company also guarantees the financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: up to $92.0 million of debt borrowed by Norson; and up to $3.5 million of

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities with respect to currency swaps executed by Granjas. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the U.S. credit facility.

Note 11: Related Party Transactions

A director of the Company holds an ownership interest in Murfam Enterprises, LLC (Murfam) and DM Farms, LLC. These entities own farms that produce hogs under contract to the Company. Murfam also produces and sells feed ingredients to the Company. In fiscal 2007, 2006 and 2005, the Company paid $22.1 million, $22.9 million and $22.4 million, respectively, to these entities for the production of hogs and feed ingredients. In fiscal 2007, 2006 and 2005, the Company was paid $0.4 million, $0.3 million and $11.2 million, respectively, by these entities for associated farm and other support costs.

In addition, members of the director’s immediate family hold ownership interests in Arrowhead Farms, Inc., Enviro-Tech Farms, Inc., Golden Farms, Inc., Lisbon 1 Farm, Inc., Murphy-Honour Farms, Inc., PSM Associates LLC, Pure Country Farms, LLC, Stantonsburg Farm, Inc., Triumph Associates LLC and Webber Farms, Inc. These entities own farms that either produce and sell hogs to the Company or produce and sell feed ingredients to the Company. In fiscal 2007, 2006 and 2005, the Company paid $24.4 million, $19.2 million and $18.7 million, respectively, to these entities for the production of hogs and feed ingredients. In fiscal 2007, 2006 and 2005, the Company was paid $0.3 million, $0.3 million and $6.2 million, respectively, by these entities for associated farm and other support costs.

An executive officer of the Company (the chief executive officer of the HP segment) holds an ownership interest in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the HP segment. In fiscal 2007, 2006 and 2005, the Company paid $7.1 million, $7.5 million and $7.5 million, respectively, to JCT for the production of hogs. In fiscal 2007, 2006 and 2005, the Company was paid $2.6 million, $2.8 million and $4.2 million, respectively, from JCT for reimbursement of associated farm and other support costs.

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

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The EPA is also focusing on the possible need to regulate air emissions from animal feeding operations. During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at the EPA’s request to assist the EPA in making that determination. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, the Company’s hog production subsidiaries have accepted the EPA’s offer to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators agreed to pay a penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms have been given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. Pursuant to the Company’s consent decree and order, the Company has paid a $100,000 penalty to the EPA. The National Pork Board, of which the Company is a member and contributes funds, will be paying the costs of the air emissions monitoring study on behalf of all hog producers, including the Company, out of funds collected from its members in previous years. The cost of the study for all hog producers is approximately $6.0 million. The agreement has been challenged in federal court by several environmental organizations. New regulations governing air emissions from animal agriculture operations are likely to emerge from any monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations will not have a material adverse effect on the Company’s financial position or results of operations.

The Company from time to time receives notices from regulatory authorities and others asserting that it is not in compliance with such laws and regulations. In some instances, litigation ensues.

Missouri Litigation.

Premium Standard Farms, Inc. (PSF) is a wholly-owned subsidiary of the Company that was acquired by the Company on May 7, 2007 when a wholly-owned subsidiary of the Company merged with and into PSF. As a result of the acquisition of PSF, ContiGroup Companies, Inc. (ContiGroup) is now a more than 5% beneficial owner of the Company’s common stock. Paul J. Fribourg, ContiGroup’s Chairman, President and CEO, is now a director of the Company and Michael J. Zimmerman, ContiGroup’s Executive Vice President and Chief Financial Officer, is now an advisory director to the Company.

In 2002, lawsuits based on the law of nuisance were filed against PSF and ContiGroup in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. In November 2006, a jury trial involving six plaintiffs in the Adwell cases resulted in a jury verdict of compensatory damages for those six plaintiffs in the amount of $750,000 each for a total of $4.5 million. The jury also found that ContiGroup and PSF were liable for punitive damages; however, the parties agreed to settle the plaintiffs’ claims for the amount of the compensatory damages, and the plaintiffs waived punitive damages. There are 54 plaintiffs remaining in the two Adwell cases. Trial dates have been set in December 2007, March 2008, June 2008 and September 2008 for the next four plaintiffs in the Adwell cases.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2004, the same attorneys representing the Adwell plaintiffs filed two additional nuisance lawsuits in the Circuit Court of Jackson County, Missouri entitled Fred Torrey, et al. v. PSF, et al. and Doyle Bounds, et al. v. PSF, et al. There are seven plaintiffs in both suits combined, each of whom claims to live near swine farms owned or under contract with PSF. Plaintiffs allege that these farms interfered with the plaintiffs’ use and enjoyment of their respective properties. Plaintiffs in the Torrey suit also allege trespass.

In May 2004, two additional nuisance suits were filed in the Circuit Court of Daviess County, Missouri entitled Vernon Hanes, et al. v. PSF, et al. and Steve Hanes et al. v. PSF, et al. Plaintiffs in the Vernon Hanes case allege nuisance, negligence, violation of civil rights, and negligence of contractor. In addition, plaintiffs in both the Vernon and Steve Hanes cases assert personal injury and property damage claims. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees, as well as injunctive relief. A trial date in August 2008 has been set. In June 2005, the same lawyer that represents the Hanes plaintiffs filed another nuisance lawsuit entitled William J. Engel, III, et al. v. PSF, et al. in the Circuit Court of Worth County, Missouri. The Engel suit is currently pending in Holt County, Missouri. A trial date in October 2007 has been set.

Also in May 2004, the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a putative class action lawsuit entitled Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc., PSF, and PSF Group Holdings, Inc. in the Circuit Court of Jackson County, Missouri. This action originally sought to create a class of plaintiffs living within ten miles of PSF’s farms in northern Missouri, including contract grower farms, who were alleged to have suffered interference with their right to use and enjoy their respective properties. On January 22, 2007, plaintiffs in the Herrold case filed a Second Amended Petition in which they abandoned all class action allegations and efforts to certify the action as a class action and added an additional 193 named plaintiffs to join the seven prior class representatives to pursue a one count claim to recover monetary damages, both actual and punitive, for temporary nuisance. PSF filed motions arguing that the Second Amended Petition, which abandons the putative class action and adds 193 new plaintiffs, is void procedurally and that the case should either be dismissed or the plaintiffs’ claims severed and removed under Missouri’s venue statute to the northern Missouri counties in which the alleged injuries occurred. The Company is awaiting the court’s ruling on those motions.

In February 2007, the same lawyer who represents Hanes and Engel filed a nuisance lawsuit entitled Garold McDaniel et al. v. PSF, et al. in the Circuit Court of Daviess County, Missouri. In the First Amended Petition, which was filed on February 9, 2007, plaintiffs seek recovery of an unspecified amount of compensatory damages, costs and injunctive relief. The parties are conducting discovery, and no trial date has been set. The Company believes it has good defenses to all of the nuisance actions described above and intends to vigorously defend these suits.

In May 2007, the same lead lawyer who filed the Adwell, Bounds, Herrold and Torrey lawsuits filed a nuisance lawsuit entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Vernon County, Missouri. The Company, Murphy-Brown, LLC, Murphy Farms, LLC and Murphy Farms, Inc. have all been named as defendants. The other seven named defendants include Murphy Family Ventures, LLC, DM Farms of Rose Hill, LLC, and PSM Associates, LLC, which are entities affiliated with Wendell Murphy, a director of the Company, and/or his family members. There are 13 plaintiffs in the lawsuit, who are current or former residents of Vernon and Barton Counties, Missouri, each of whom claims to live or have lived near swine farms presently or previously owned or managed by the defendants. Plaintiffs allege that odors from these farms interfered with the use and enjoyment of their respective properties. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees. The Company believes that the allegations are unfounded and intends to vigorously defend the suit.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Water Keeper Alliance Inc. Litigation

In February 2001 (fiscal 2001), the Water Keeper Alliance, Thomas E. Jones d/b/a Neuse Riverkeeper and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against the Company, one of the Company’s subsidiaries, and two of that subsidiary’s hog production facilities in North Carolina, referred to as the “Citizens Suits.” The Citizens Suits alleged, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits have been settled and resolved with the entry of a consent decree, which was approved and entered by the court in March 2006 (fiscal 2006).

The consent decree provides, among other things, that the Company’s subsidiary, Murphy-Brown LLC, will undertake a series of measures designed to enhance the performance of the swine waste management systems on approximately 260 company-owned farms in North Carolina and thereby reduce the potential for surface water or ground water contamination from these farms. The effect of the consent decree on the Company will not have a material adverse effect on the Company’s financial position or results of operations. The consent decree resolves all claims in the actions and also contains a broad release and covenant not to sue for any other claims or actions that the plaintiffs might be able to bring against the Company and its subsidiaries related to swine waste management at the farms covered by the consent decree. There are certain exceptions to the release and covenant not to sue related to future violations and the swine waste management technology development initiative pursuant to a July 2000 agreement between the Company and its subsidiaries and the North Carolina Attorney General. The Company and its subsidiaries may move to terminate the consent decree on or after March 2013 provided all of the consent decree obligations have been satisfied.

Pennexx Litigation

In May 2005 (fiscal 2006), the United States District Court for the Eastern District of Pennsylvania (the District Court) granted in full the Company’s motion to dismiss the cross-claim of Pennexx Foods, Inc. (Pennexx). In June 2005 (fiscal 2006), Pennexx filed a Notice of Appeal of the District Court’s dismissal of the cross claim to the U.S. Court of Appeals for the Third Circuit. The Third Circuit Court of Appeals heard oral arguments on Pennexx’s cross-claim in November 2006 and issued its decision affirming the lower court’s dismissal of the Pennexx cross-claim in December 2006. In June 2005 (fiscal 2006), the District Court dismissed the class action suit filed on behalf of the shareholders of Pennexx without prejudice for lack of prosecution. The District Court took this action following the withdrawal of the lead plaintiff and the failure of any other putative class member to step forward as lead plaintiff. In July 2005, the class action plaintiff filed a Notice of Appeal of the District Court’s dismissal to the U.S. Court of Appeals for the Third Circuit. The Third Circuit Court of Appeals heard oral arguments on the appeal in November 2006 and has not yet issued its ruling.

Note 13: Reporting Segments

The Company conducts its business through six reporting segments, Pork, Beef, International, Hog Production (HP), Other and Corporate, each of which is comprised of a number of subsidiaries.

The Pork segment includes the Company’s operations that process, package, market and distribute fresh pork and packaged meats to retail, foodservice and export channels mainly in the U.S. Similarly, the Beef segment includes the Company’s operations that process, package, market and distribute beef to the same channels. The Company’s cattle feeding operations consist of company-owned feedlots and the Company’s investment in Five Rivers. The International segment includes the Company’s international operations and its interests in international operations that process, package, market and distribute fresh and packaged meats to retail and foodservice customers. The HP segment supplies raw materials (live hogs) primarily to the Pork segment and, to a lesser degree, the International segment, as well as to other outside operations. The Other segment is comprised of the Company’s turkey production operations and its interest in turkey production and processing operations.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about the results of operations and the assets of the Company’s reportable segments for the fiscal years ended April 29, 2007, April 30, 2006 and May 1, 2005. The information contains certain allocations of expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate income taxes to segments. Segment assets exclude intersegment account balances as the Company believes that inclusion would be misleading or not meaningful. Management believes all intersegment sales are at prices that approximate market.

	2007	2006	2005
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Pork	$7,933.9	$7,300.6	$7,530.7
Beef	2,574.7	2,599.0	2,280.6
International	954.6	1,127.4	1,022.3
HP	1,787.0	1,801.3	2,112.4
Other	132.3	149.2	141.7

Total segment sales	13,382.5	12,977.5	13,087.7

Intersegment sales—
Pork	(31.2)	(47.2)	(31.3)
Beef	(23.0)	(23.5)	(15.8)
International	(43.8)	(42.4)	(34.4)
HP	(1,373.4)	(1,460.8)	(1,757.8)

Total intersegment sales	(1,471.4)	(1,573.9)	(1,839.3)

Consolidated sales	$11,911.1	$11,403.6	$11,248.4

Depreciation and amortization:
Pork	$126.3	$104.9	$92.8
Beef	19.4	19.8	19.4
International	18.6	24.3	24.2
HP	55.8	51.1	49.1
Other	0.5	0.6	0.9
Corporate	4.3	6.5	9.8

Consolidated depreciation and amortization	$224.9	$207.2	$196.2

Interest expense:
Pork	$72.8	$49.3	$40.4
Beef	42.1	31.9	15.7
International	14.8	16.9	11.8
HP	5.4	19.3	31.3
Other	(0.2)	1.3	2.7
Corporate	40.5	29.9	30.3

Consolidated interest expense	$175.4	$148.6	$132.2

Operating profit:
Pork	$228.0	$153.0	$166.8
Beef	5.7	(2.8)	(8.9)
International	38.3	(15.7)	11.7
HP	211.4	330.0	480.9
Other	40.9	37.8	31.1
Corporate	(96.2)	(74.6)	(95.4)

Consolidated operating profit	$428.1	$427.7	$586.2

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007	2006	2005
	(in millions)
Segment Asset Information
Assets:
Pork, including discontinued operations	$2,463.2	$2,223.5	$1,919.5
Beef	868.9	883.9	873.7
International	1,024.3	929.3	897.6
HP	1,875.2	1,579.7	1,533.6
Other, including discontinued operations	164.4	136.2	143.5
Corporate	572.6	424.7	405.7

Consolidated assets	$6,968.6	$6,177.3	$5,773.6

Investment in equity method investees:
Pork	$13.2	$10.9	$9.9
Beef	145.7	158.5	2.2
International	401.5	191.7	183.9
HP	36.1	49.3	42.5
Other	77.7	53.2	54.3
Corporate	27.6	24.0	24.3

Consolidated investments	$701.8	$487.6	$317.1

Capital expenditures, net of proceeds:
Pork	$201.3	$218.8	$131.7
Beef	17.2	19.3	13.4
International	68.3	112.4	35.4
HP	190.3	29.9	10.5
Other	—	0.1	0.3
Corporate	0.6	1.1	1.9

Consolidated capital expenditures, net of proceeds	$477.7	$381.6	$193.2

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the change in the carrying amount of goodwill by reportable segment for the fiscal years ended April 29, 2007 and April 30, 2006:

(In millions)	Pork	Beef	Int’l.	HP	Other	Total
Balance, May 1, 2005	$131.3	$128.7	$149.3	$175.1	$19.9	$604.3
Acquisitions(1)	134.6	—	0.8	1.7	—	137.1
Contributions on formation of joint venture(2)	—	(7.0)	—	—	—	(7.0)
Purchase price adjustment	—	(5.8)	—	—	—	(5.8)
Other goodwill adjustments(3)	0.1	—	(6.9)	(0.5)	(0.4)	(7.7)

Balance, April 30, 2006	$266.0	$115.9	$143.2	$176.3	$19.5	$720.9
Acquisitions(4)	3.0	—	3.0	—	—	6.0
Contributions on formation of joint venture(5)	—	—	(34.0)	—	—	(34.0)
Purchase price adjustment(6)	(75.2)	—	—	—	—	(75.2)
Other goodwill adjustments(7)	—	—	15.4	(0.6)	—	14.8

Balance, January 28, 2007	$193.8	$115.9	$127.6	$175.7	$19.5	$632.5

(1)	Reflects the acquisition of Cook’s as well as several other smaller acquisitions in the Pork segment and the remaining shares of certain companies in the International and HP segments.
(2)	Reflects the contribution of MFI to Five Rivers.
(3)	Other goodwill adjustments primarily include foreign currency translations.
(4)	Reflects the acquisition of the remaining shares of Cumberland Gap in the Pork segment and of a company in the International segment.
(5)	Reflects the contribution of Jean Caby to Groupe Smithfield.
(6)	Reflects a $4.2 million adjustment to Cook’s purchase price due to working capital adjustments and a $79.4 million reclassification from goodwill to intangible assets.
(7)	Other goodwill adjustments primarily include foreign currency translations.

The following table presents the Company’s sales and long-lived assets attributed to operations by geographic area:

	2007	2006	2005
	(in millions)
Sales:
North America	$10,267.3	$10,307.3	$10,251.0
Europe	1,643.8	1,096.3	997.4

Total sales	$11,911.1	$11,403.6	$11,248.4

Long-lived assets:
North America	$3,055.8	$2,863.8	$2,416.7
Europe	1,179.1	838.2	765.2

Total long-lived assets	$4,234.9	$3,702.0	$3,181.9

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth	Fiscal Year
	(in millions, except per share data)
Fiscal 2007
Sales	$2,768.9	$2,804.2	$3,276.8	$3,061.2	$11,911.1
Gross profit	277.8	263.5	291.3	302.2	1,134.8
Income from continuing operations	39.9	46.4	62.2	39.9	188.4
Loss from discontinued operations, net of tax	(15.3)	(1.7)	(1.7)	(2.9)	(21.6)
Net income	24.6	44.7	60.5	37.0	166.8
Net income per common share(1)
Basic
Continuing	$.36	$.42	$.56	$.36	$1.68
Discontinued	(.14)	(.02)	(.02)	(.03)	(.19)

Net income per basic common share	$.22	$.40	$.54	$.33	$1.49

Diluted
Continuing	$.36	$.41	$.55	$.35	$1.68
Discontinued	(.14)	(.01)	(.01)	(.02)	(.19)

Net income per diluted common share	$.22	$.40	$.54	$.33	$1.49

Fiscal 2006
Sales	$2,929.5	$2,872.0	$2,926.7	$2,675.4	$11,403.6
Gross profit	274.7	283.2	327.9	206.5	1,092.3
Income from continuing operations	50.0	52.6	76.3	6.3	185.2
Loss from discontinued operations, net of tax	(1.0)	(1.0)	(5.3)	(5.2)	(12.5)
Net income	49.0	51.6	71.0	1.1	172.7
Net income per common share(1)
Basic
Continuing	$.45	$.47	$.69	$.06	$1.66
Discontinued	(.01)	(.01)	(.05)	(.05)	(.11)

Net income per basic common share	$.44	$.46	$.64	$.01	$1.55

Diluted
Continuing	$.45	$.47	$.68	$.06	$1.65
Discontinued	(.01)	(.01)	(.05)	(.05)	(.11)

Net income per diluted common share	$.44	$.46	$.63	$.01	$1.54

(1)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15: Subsequent Event

PSF.    In May 2007 (fiscal 2008), the Company acquired PSF, one of the largest vertically integrated providers of pork products in the U.S., producing pork products for the retail, wholesale, foodservice, further processor and export markets. PSF has become a recognized leader in the pork industry through its vertically integrated business model that combines modern, efficient production and processing facilities, sophisticated genetics, and strict control over the variables of health, diet and environment. PSF is one of the largest pork processors in the U.S. with processing facilities in Missouri and North Carolina. PSF is also one of the largest owners of sows in the U.S. with operations located in Missouri, North Carolina and Texas.

Pursuant to the Agreement and Plan of Merger (the Merger Agreement), PSF became a wholly-owned subsidiary and each outstanding share of PSF common stock was converted into the right to receive 0.678 of a share of the Company’s common stock and $1.25 in cash. The Company used available funds under the $1.2 billion revolving credit facility to pay for the cash portion of the consideration under the Merger Agreement.

Debt.    In June 2007 (fiscal 2008), the Company issued $500.0 million of ten-year, 7.75% senior unsecured notes through lead managers Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. The notes were issued at par to yield 7.75%. Proceeds from the sale of these notes were used to repay existing indebtedness, principally on the Company’s U.S. credit facility.

Schedule II

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED April 29, 2007

(in millions)

Column A	Column B	Column C Additions			Column D	Column E
Description	Balance at Beginning of Year	Charged to Income	Other Accounts	Acquisition Reserves(1)	Deductions	Balance at End of Year
Reserve for uncollectible accounts receivable:
Fiscal year ended April 29, 2007	$9.8	$2.4	$(1.9)	$—	$(4.5)	$5.8
Fiscal year ended April 30, 2006	13.5	1.4	(0.6)	0.3	(4.8)	9.8
Fiscal year ended May 1, 2005	14.9	1.3	0.6	0.8	(4.1)	13.5

Reserve for obsolete inventory:
Fiscal year ended April 29, 2007	$12.5	$4.5	$0.4	$—	$(3.0)	$14.4
Fiscal year ended April 30, 2006	8.7	3.8	—	1.0	(1.0)	12.5
Fiscal year ended May 1, 2005	10.2	1.3	—	1.0	(3.8)	8.7

(1)	Acquisition reserves represent the reserves recorded in connection with the creation of the opening balance sheets at entities acquired during the fiscal period indicated.

I-1