Form 10-Q
period 2007-07-29
SMITHFIELD FOODS INC
filed 2007-09-07
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2007

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

At August 31, 2007, 134,245,109 shares of the Registrant’s Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

	13 Weeks Ended
	July 29, 2007	July 30, 2006
	(unaudited)
Sales	$3,364.2	$2,768.9
Cost of sales	3,055.5	2,491.1

Gross profit	308.7	277.8
Selling, general and administrative expenses	180.8	172.5
Interest expense	51.8	40.2
Equity in (income)/loss of affiliates	(19.2)	6.1

Income from continuing operations before income taxes	95.3	59.0
Income taxes	33.3	19.1

Income from continuing operations	62.0	39.9
Loss from discontinued operations, net of tax of $(0.4) and $(2.7)	(0.8)	(4.9)
Loss on disposal of discontinued operations, net of tax of $(3.8) and $(5.9)	(6.7)	(10.4)

Net income	$54.5	$24.6

Income per share:
Basic:
Continuing operations	.47	.36
Discontinuing operations	(.06)	(.14)

Net income per common share	$.41	$.22

Diluted:
Continuing operations	.47	.36
Discontinued operations	(.06)	(.14)

Net income per diluted common share	$.41	$.22

Weighted average shares:
Weighted average basic shares	132.7	111.2
Effect of dilutive stock options	0.3	0.9

Weighted average diluted shares	133.0	112.1

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	July 29, 2007	April 29, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60.2	$57.8
Accounts receivable, net	778.6	689.1
Inventories	2,065.8	1,805.8
Prepaid expenses and other current assets	166.6	152.3
Assets of discontinued operations held for sale	24.1	28.7

Total current assets	3,095.3	2,733.7

Property, plant and equipment	4,233.7	3,678.7
Accumulated depreciation	(1,394.8)	(1,333.6)

Property, plant and equipment, net	2,838.9	2,345.1

Goodwill	903.7	632.5
Investments	717.4	701.8
Intangible assets	365.3	365.3
Other assets	208.6	190.2

Total assets	$8,129.2	$6,968.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$18.8	$15.2
Current portion of long-term debt and capital lease obligations	234.2	239.1
Accounts payable	571.2	524.0
Accrued expenses and other current liabilities	619.7	537.4
Liabilities of discontinued operations held for sale	2.4	45.5

Total current liabilities	1,446.3	1,361.2

Long-term debt and capital lease obligations	3,170.1	2,838.6
Other liabilities	591.6	514.1
Minority interests	13.5	13.9

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 134,230,110 and 112,423,866 issued and outstanding	67.1	56.2
Additional paid-in capital	1,120.3	510.1
Stock held in trust	(52.5)	(52.5)
Retained earnings	1,763.8	1,724.8
Accumulated other comprehensive income	9.0	2.2

Total shareholders’ equity	2,907.7	2,240.8

Total liabilities and shareholders’ equity	$8,129.2	$6,968.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	13 Weeks Ended
	July 29, 2007	July 30, 2006
	(Unaudited)
Cash flows from operating activities:
Net income	$54.5	$24.6
Adjustments to reconcile net cash flows from operating activities:
Equity in (income)/loss of affiliates	(19.2)	6.1
Loss from discontinued operation, net of tax	7.5	15.3
Impairment loss	—	4.2
Depreciation and amortization	69.2	60.4
Changes in operating assets and liabilities and other, net of effect of acquisitions:
Accounts receivable	(82.1)	(19.9)
Inventories	(57.2)	(64.1)
Accounts payable	32.3	(45.7)
Accrued expenses and other liabilities	(26.9)	(48.6)
Other	(4.7)	44.5

Net cash flows from operating activities	(26.6)	(23.2)

Cash flows from investing activities:
Capital expenditures, net of proceeds from disposals	(110.1)	(106.0)
Business acquisitions	(40.0)	—
Investments and other	1.3	(3.5)

Net cash flows from investing activities	(148.8)	(109.5)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and notes payable	526.8	12.8
Principal payments on long-term debt and capital lease obligations	(188.7)	(31.9)
Net borrowings/(repayments) on revolving credit facilities	(155.5)	151.7
Other	(5.5)	0.2

Net cash flows from financing activities	177.1	132.8

Cash flows from discontinued operations:
Net cash flows from operating activities	0.3	6.0
Net cash flows from investing activities	(0.3)	(1.1)
Net cash flows from financing activities	—	(4.9)

Net cash flows from discontinued operations activities	—	—

Effect of foreign exchange rate changes on cash	0.7	—
Net change in cash and cash equivalents	2.4	0.1
Cash and cash equivalents at beginning of period	57.8	89.4

Cash and cash equivalents at end of period	$60.2	$89.5

Non cash investing and financing activities:
Common stock issued for acquisition	$620.5	—

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: General

This discussion of management’s views on the financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements and the related notes for the three-year period ended April 29, 2007, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2007.

The Company conducts its business through six reporting segments, Pork, Beef, International, Hog Production (HP), Other and Corporate, each of which is comprised of a number of subsidiaries.

The Pork segment consists mainly of eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Beef segment is composed mainly of U.S. beef processing operations, the Company’s cattle feeding operations and its interests in cattle feeding operations. The International segment is comprised mainly of international meat processing operations in Poland, Romania and the United Kingdom, and the Company’s interests in international meat processing operations, mainly in Western Europe, Mexico, Romania and China. The HP segment consists of hog production operations located in the U.S., Poland and Romania and the Company’s interests in hog production operations in Mexico. The Other segment is comprised of the Company’s turkey production operations and its interest in turkey production and processing operations. The Corporate segment serves as the headquarters for the Company. Its employees provide management and administrative services to support the Company’s other segments. Each of the segments has certain joint ventures and other investments in addition to their main operations.

Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2: New Accounting Pronouncements

In September 2006 (fiscal 2007), the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (FAS 158). One provision of FAS 158 requires the Company to recognize the over-funded and under-funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision in the fourth quarter of fiscal 2007.

In July 2006 (fiscal 2007), the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash or de-recognized within 12 months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on April 30, 2007. As a result of the adoption of FIN 48, the Company recognized an increase of $23.7 million in the liability for unrecognized tax benefits, and the impact of adopting FIN 48 on the Company’s consolidated financial statements is summarized below.

(in millions)
Prepaid expenses and other current assets	$4.0
Goodwill	4.1
Other assets	0.4
Accrued expensed and other current liabilities	13.7
Other liabilities	10.0
Retained earnings	(15.2)

The Company operates in multiple taxing jurisdictions, both within and outside of the U.S., and faces audits from various tax authorities regarding several matters. At April 30, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $58.9 million (of which approximately $41.3 million would impact the effective tax rate if recognized) plus approximately $8.1 million of accrued interest. As of July 29, 2007, the corresponding balance of liability for unrecognized tax benefits, including interest, was approximately $62.4 million for the items described above.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. The Company has substantially concluded all U.S. federal income tax matters for the years through fiscal 2002. Federal income tax returns for fiscal 2003 through fiscal 2005 are currently under examination. It is reasonably possible that the examination phase of the audit for these years may conclude within the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed income tax returns may change from those recorded as liabilities for uncertain tax positions in our financial statements at July 29, 2007. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits for the items discussed above may decrease by up to $13.7 million within 12 months of April 30, 2007. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. In the 13 weeks ended July 29, 2007, there was $0.9 million in penalties and interest included in net income.

Note 3: Acquisitions

The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the date of acquisition.

In May 2007 (fiscal 2008), the Company acquired Premium Standard Farms, Inc. (PSF) for approximately $800.0 million in stock and cash including approximately $125.0 million of assumed debt. PSF is one of the largest vertically integrated providers of pork products in the U.S., producing pork products for the retail, wholesale, foodservice, further processor and export markets. PSF is a recognized leader in the pork industry through its vertically integrated business model that combines modern, efficient production and processing facilities, sophisticated genetics, and strict control over the variables of health, diet and environment. PSF is one of the largest pork processors in the U.S. with processing facilities in Missouri and North Carolina. PSF is also one of the largest owners of sows in the U.S. with operations located in Missouri, North Carolina and Texas. PSF’s results from the pork processing operations are being reported in the Company’s Pork segment and results from hog production are being reported in the Company’s HP segment. For the twelve months ended

March 31, 2007, PSF had net sales of approximately $893.0 million. Pursuant to the Agreement and Plan of Merger (the Merger Agreement), PSF became a wholly-owned subsidiary as the outstanding shares of PSF common stock were exchanged for 21.6 million shares of the Company’s common stock and $40.0 million in cash. The Company used available funds under its $1.2 billion revolving credit facility (U.S. Credit Facility) to pay for the cash portion of the consideration under the Merger Agreement and the assumed debt. The purchase price in excess of the value of PSF’s net assets reflects the strategic value the Company places on PSF’s vertically integrated business model, principally in the Midwestern U.S. The Company believes it will benefit from synergies such as knowledge-sharing, economies of scale and similar benefits as PSF’s operations are integrated with the Company’s existing operations. In determining the purchase price, the Company also considered PSF’s strong management team and the efficiency of their hog production and pork processing operations. Because these factors do not arise from contractual or other legal rights, nor are they separable as defined by paragraph 39 of SFAS No. 141 “Business Combinations”, the value attributable to these factors is included in the amount recognized as goodwill. The Company is in the process of valuing the tangible and intangible assets acquired to determine the final purchase price allocation. The outcome of this valuation may change the preliminary allocation of the purchase price. A preliminary estimate of $261.5 million has been calculated as goodwill.

Had the acquisition of PSF occurred at the beginning of the preceding fiscal year, sales, net income and net income per diluted share would have been $2,984.5 million, $34.5 million and $0.26 per share, respectively, for the 13 weeks ended July 30, 2006.

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) in the Pork segment for $226.3 million (See Note 5: Investments regarding Butterball, LLC’s acquisition of the turkey product assets of the branded meats business of ConAgra). The business (Armour-Eckrich) includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants and other foodservice establishments. As a result of the acquisition, the Company estimates that it has added approximately 530 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of approximately $1,038.2 million. This acquisition advances the Company’s strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. The Company is in the process of valuing the tangible and intangible assets acquired to determine the final purchase price allocation. The outcome of this valuation may change the preliminary allocation of the purchase price. A preliminary estimate of $97.4 million has been calculated as negative goodwill, which represents the excess of fair value of the assets acquired and liabilities assumed over the purchase price. The Company believes these acquired brands have underperformed in recent years, largely due to limited marketing support. Because these brands had not been adequately supported in the recent past and there was no plan to invest the marketing support necessary to turn them around, the Company acquired the brands at an attractive price. Ultimately, this price led to the recording of negative goodwill. The excess of the fair value over the purchase price has been preliminarily accounted for as a reduction to certain non-current assets acquired.

Had the acquisition of Armour-Eckrich occurred at the beginning of the preceding fiscal year, sales would have been $3,051.2 million for the 13 weeks ended July 30, 2006. There would not have been a material effect on net income or net income per diluted share for the 13 weeks ended July 30, 2006.

Note 4: Discontinued Operations

In April 2007 (fiscal 2007), the Company decided to exit the alternative fuels business and dispose of substantially all of the assets of Smithfield Bioenergy, LLC (SBE). As a result, SBE is being reported as a discontinued operation. As of April 29, 2007, substantially all the assets of SBE were classified together in one “disposal group”, as defined by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived

Assets” (SFAS 144), with the anticipation that all SBE assets would be sold together in a single transaction. During the first quarter of fiscal 2008, the Company determined, based upon negotiations with interested parties and other ongoing disposal efforts, that changes to the plan of sale were necessary. The Company now believes it is no longer likely that substantially all the assets of SBE will be sold together in a single transaction. Consequently, the Company has begun marketing two separate asset disposal groups, representing SBE’s bio-diesel and methanol assets. SFAS 144 requires adjustments to the carrying value of assets held for sale if their fair value, less any selling costs, exceeds carrying value. An impairment charge of $6.7 million, net of tax of $3.8 million, was recorded in the first quarter of fiscal 2008 to reflect the methanol asset disposal group at its estimated fair value. The Company has determined that no impairment exists for the bio-diesel asset disposal group. Substantially all of the assets of both the bio-diesel and methanol asset disposal groups represent property, plant and equipment.

SBE had sales and an after-tax operating loss of $8.8 million and $0.8 million, respectively, for the thirteen weeks ended July 29, 2007. SBE had sales and an after-tax loss of $4.0 million and $1.0 million, respectively, for the thirteen weeks ended July 30, 2006.

In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix, Inc. (Quik-to-Fix) for $28.2 million. Quik-to-Fix is being reported as a discontinued operation in the prior year period. During the first quarter of fiscal 2007, the Company recorded an after-tax write down on the assets of Quik-to-Fix totaling $10.4 million, in anticipation of the sale. Quik-to-Fix had sales of $17.0 million and an after-tax loss of $3.9 million for the 13 weeks ended July 30, 2006.

Note 5: Investments

Investments consist of the following (in millions):

	% Owned	July 29, 2007	April 29, 2007
Groupe Smithfield S.L. (Groupe Smithfield)	50%	$211.3	$206.8
Campofrío Alimentación S. A. (Campofrío)	23%	148.6	148.4
Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	50%	142.3	144.6
Butterball, LLC (Butterball)	49%	76.4	69.4
Agroindustrial del Noroeste (Norson)	50%	49.4	47.9
Granjas Carroll de Mexico (Granjas)	50%	31.1	31.2
Other		58.3	53.5

Total investments		$717.4	$701.8

Equity (income)/loss of affiliates consists of the following (in millions):

	13 Weeks Ended
	July 29, 2007	July 30, 2006
Butterball	$(7.4)	$3.2
Five Rivers	(5.0)	5.4
Groupe Smithfield	(4.5)	—
All other equity method investments	(2.3)	(2.5)

Equity in (income) / loss of affiliates	$(19.2)	$6.1

The combined summarized financial information for Groupe Smithfield, Five Rivers and Butterball consist of the following (in millions):

	13 Weeks Ended
	July 29, 2007	July 30, 2006
	(unaudited)
Income statement information:
Sales	$1,110.0	$493.1
Gross profit	138.6	(6.2)
Net income	34.1	(15.8)

	July 29, 2007	April 29, 2007
	(unaudited)
Balance sheet information:
Current assets	$1,512.2	$1,367.9
Property, plant and equipment, net	701.5	703.4
Current liabilities	1,015.9	947.5
Long-term liabilities	833.5	893.8

Groupe Smithfield. In August 2006 (fiscal 2007), the Company completed its investment in Groupe Smithfield, a 50/50 joint venture, which purchased the European meats business of Sara Lee Corporation, for $575.0 million in cash, plus the assumption of excess pension related liabilities of approximately $39.0 million. To form the joint venture, the Company contributed Jean Caby, reported in the International segment, and cash of €50.0 million (approximately $63.1 million) and Oaktree Capital Management, LLC contributed cash of €108.9 million (approximately $137.4 million) and a contingent, convertible note of €40.0 million (approximately $50.4 million). The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield in the “Equity in (income)/loss of affiliates” line of its consolidated statements of income in the International segment.

Five Rivers. In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. completed the formation of Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC. The Company’s contribution has consisted of $106.3 million in cash and $43.6 million of net assets. Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup, currently headquartered in Loveland, Colorado, with a total of ten feedlots located in Colorado, Idaho, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms using a variety of marketing methods. The Company accounts for its investment in Five Rivers as an equity investment and records 50% of the earnings of Five Rivers in the “Equity in (income)/loss of affiliates” line of its consolidated statements of income in the Beef segment.

Butterball. In October 2006 (fiscal 2007), concurrent with the Company’s acquisition of Armour-Eckrich (see Note 3: Acquisitions), Carolina Turkeys, LLC, an existing partnership of which the Company owns 49%, financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball, LLC (Butterball). The Company accounts for its investment in Butterball as an equity investment and records 49% of the earnings of Butterball in the “Equity in (income)/loss of affiliates” line of its consolidated statements of income in the Other segment.

Note 6: Inventories

Inventories consist of the following:

(in millions)	July 29, 2007	April 29, 2007
Fresh and packaged meats	$794.5	$728.5
Live hogs	821.2	595.1
Live cattle	210.8	260.3
Manufacturing supplies	74.2	68.0
Other	165.1	153.9

Total inventories	$2,065.8	$1,805.8

Note 7: Debt Issuances

In June 2007 (fiscal 2008), the Company issued $500.0 million of ten-year, 7.75% senior unsecured notes through lead managers Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. The notes were issued at par to yield 7.75%. Proceeds from the sale of these notes were used to repay existing indebtedness, principally on the Company’s U.S. Credit Facility.

In August 2006 (fiscal 2007), the Company exercised its option to increase the amount committed under the U.S. Credit Facility by $200.0 million, resulting in a total of $1.2 billion of available borrowings under the U.S. Credit Facility.

In August 2006 (fiscal 2007), the Company and its subsidiary, Smithfield Capital Europe BV (Smithfield Capital Europe), entered into a €300.0 million (approximately $409.6 million) secured revolving credit facility (the EURO Credit Facility). The EURO Credit Facility terminates in August 2009 unless extended pursuant to its terms. Smithfield Capital Europe may draw down funds as a revolving loan under the facility and the proceeds of any borrowings under the EURO Credit Facility may be used for general corporate purposes. The EURO Credit Facility is secured by the 12,098,559 shares of stock of Campofrío owned by two subsidiaries of the Company. In addition, the Company and three of its subsidiaries incorporated in Europe have unconditionally guaranteed Smithfield Capital Europe’s obligations, including payment obligations, under the EURO Credit Facility.

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

As of July 29, 2007, the Company has guarantees for the financial obligations of certain unconsolidated joint ventures. The financial obligations as of that date were: $92.0 million of debt borrowed by one of the Company’s Mexican joint ventures, Norson; and up to $3.5 million of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas. The covenants in the guarantee relating to Norson’s debt incorporate the Company’s covenants under the U.S. Credit Facility.

Note 9: Pension Plans

The components of net periodic pension cost consist of:

	13 Weeks Ended
(In millions)	July 29, 2007	July 30, 2006
Service cost	$6.6	$5.7
Interest cost	15.4	14.9
Expected return on plan assets	(16.6)	(16.1)
Net amortization	2.2	2.0

Net periodic cost	$7.6	$6.5

Note 10: Shareholders’ Equity

Stock Options. The Company’s 1992 Stock Option Plan and its 1998 Stock Incentive Plan (collectively, the Incentive Plans) provide for the issuance of non-statutory stock options to management and other key employees. Options were granted for periods not exceeding 10 years and generally exercisable five years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There are 11,000,000 shares reserved under the Incentive Plans. As of July 29, 2007, there were 2,684,500 shares available for grant under the Incentive Plans.

Stock Held in Trust. During the first quarter of fiscal 2006, the Company purchased, for contribution to a pension plan, 1,500,000 shares of Company stock at an average price of $28.18 per share. The plan currently holds 1,850,000 shares at an average cost of $27.66 per share.

Share Repurchases. As of July 29, 2007, the board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. As of July 29, 2007, the Company had 2,873,430 additional shares remaining under the authorization.

Note 11: Comprehensive Income

The components of comprehensive income, net of tax, consist of:

	13 Weeks Ended
(In millions)	July 29, 2007	July 30, 2006
Net income	$54.5	$24.6
Hedge accounting	(15.8)	(0.9)
Foreign currency translation	22.6	1.8

Total comprehensive income	$61.3	$25.5

Note 12: Derivatives and Hedging Activities

The Company is exposed to market risks primarily from changes in commodity prices, as well as interest rates and foreign exchange rates. To mitigate these risks, the Company utilizes derivative instruments to hedge its exposure to changing prices and rates.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). SFAS 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method). Under SFAS 133, the Company may elect either method of accounting for its derivative portfolio, assuming all the necessary requirements are met. The Company has in the past, and may in the future, avail itself of either acceptable method.

The fair value gain/(loss) on the Company’s open derivative financial instruments consists of:

(In millions)	July 29, 2007	April 29, 2007
Livestock	$(10.9)	$(9.3)
Grains	(26.1)	(4.2)
Energy	(2.5)	—
Interest rates	0.2	(2.4)
Foreign currency	(2.6)	(2.8)

Undesignated Positions. For derivative instruments that are not designated as a hedge, or that have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting under SFAS 133, these positions are marked-to-market with the unrealized gain/(loss) together with actual realized gains and losses from closed contracts are recognized in current period earnings.

Cash Flow Hedges. The Company utilizes derivatives (primarily futures contracts) to manage its exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted purchase and sale of live hogs and the forecasted purchase of live cattle, corn and soybean meal. When hedge accounting is applied, derivative gains or losses from these cash flow hedges are deferred in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged forecasted purchases or sales affect earnings. To match the underlying transaction being hedged, derivative gains or losses associated with anticipated purchases are recognized in cost of sales and amounts associated with anticipated sales are recognized in sales in the consolidated statement of income. Since January 1, 2007, the Company has not elected to designate any commodity derivatives as a hedge for accounting purposes. The Company did not recognize any ineffectiveness during the first quarter of fiscal 2008 relating to cash flow hedges.

As of July 29, 2007, other comprehensive income includes approximately $14.2 million of pre-tax net deferred gains from cash flow hedges closed prior to January 2007 that will be recognized in earnings over the next six months. The Company generally does not hedge cash flows related to commodities beyond twelve months.

Fair Value Hedges. The Company’s commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designed to hedge firm commitments to buy live hogs, live cattle, corn and soybean meal and hedges of live hog inventory. When hedge accounting is applied, derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Gains and losses related to hedges of firm commitments and live hog inventory are recognized in cost of sales in the consolidated statement of income. Since January 1, 2007, the Company has not elected to designate any commodity derivatives as a hedge for accounting purposes. The Company did not recognize any ineffectiveness during the first quarter of fiscal 2008 relating to fair value hedges.

As of July 29, 2007, inventory and other assets contain approximately $0.6 million in net deferred losses from fair value hedges closed prior to January 2007 that will be recognized in earnings over the next six months.

Note 13: Segment Data

The Company conducts its business through six reporting segments, Pork, Beef, International, HP, Other and Corporate, each of which is comprised of a number of subsidiaries.

The Pork segment consists mainly of eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries, the Company’s cattle feeding operations and its interests in cattle feeding operations. The International segment is comprised of international meat processing operations, mainly in Poland, Romania and the United Kingdom, and the Company’s interests in international meat processing operations, mainly in Western Europe, Mexico, Romania and China. The HP segment consists of hog production operations located in the U.S., Poland and Romania and the Company’s interests in hog production operations in Mexico. The Other segment is comprised of the Company’s turkey production operations and its interest in turkey production and processing operations. The Corporate segment serves as the headquarters for the Company. Its employees provide management and administrative services to support the Company’s other segments. Each of the segments has certain joint ventures and other investments in addition to their main operations.

The following table presents sales and operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	July 29, 2007	July 30, 2006
Sales:
Segment sales—
Pork	$2,228.2	$1,735.7
Beef	754.7	623.7
International	246.7	281.8
HP	605.6	458.4
Other	37.6	40.0

Total segment sales	$3,872.8	$3,139.6

Intersegment sales—
Pork	$(13.2)	$(5.7)
Beef	(7.2)	(3.8)
International	(11.8)	(8.7)
HP	(476.4)	(352.5)

Total intersegment sales	(508.6)	(370.7)

Consolidated sales	$3,364.2	$2,768.9

Operating profit(1):
Pork	$26.5	$17.8
Beef	19.1	4.9
International	14.9	(0.5)
HP	93.0	88.4
Other	10.7	6.3
Corporate	(17.1)	(17.7)

Consolidated operating profit	$147.1	$99.2

(1)	The Company includes equity in (income)/loss of affiliates in its calculation of operating profit in the appropriate related segment. These amounts represent income from businesses in which the Company holds less than a controlling interest but which businesses operate in similar lines of business as the Company.

The following table shows the change in the carrying amount of goodwill by reportable segment for the 13 weeks ended July 29, 2007:

(In millions)	Pork	Beef	Int’l.	HP	Other	Total
Balance, April 29, 2007	$193.8	$115.9	$127.6	$175.7	$19.5	$632.5
Acquisitions(1)	90.8	—	—	170.7	—	261.5
Purchase price adjustment(2)	—	—	—	4.1	—	4.1
Other goodwill adjustments(3)	—	—	5.1	0.5	—	5.6

Balance, July 29, 2007	$284.6	$115.9	$132.7	$351.0	$19.5	$903.7

(1)	Reflects the preliminary purchase price allocation for the acquisition of PSF.
(2)	Reflects the adjustment pursuant to FIN 48. (See Note 2: New Accounting Pronouncements)
(3)	Other goodwill adjustments primarily include foreign currency translations.

Note 14: Subsequent Events

Romania. On August 8, 2007 (fiscal 2008), the Company reported outbreaks of classical swine fever, or CSF, at two of its hog farms in Romania. CSF is a highly contagious, viral disease that affects pigs but has no affect on human health. On August 23, 2007, the Company learned that a CSF outbreak had been confirmed at a third company-owned farm. The Company has worked closely with Romanian authorities to contain the outbreaks and to destroy and dispose of animals on the three affected farms. The Company previously disclosed that inventory write-down and disposal costs associated with the outbreaks would have a $4-5 million pre-tax impact on its second quarter of fiscal 2008 results. Given the third reported outbreak and escalating disposal costs, the write-down and disposal costs are expected to exceed the previously reported level. The Company now estimates that the second quarter of fiscal 2008 accounting charge will have a $12-13 million pre-tax impact on the quarter. Because of the fluidity of the situation in Romania, the actual charge may be more or less than the latest estimate. The Company believes that it is eligible for reimbursement for certain costs associated with the euthanasia and disposal of the affected animals under governmental programs designed to compensate animal owners affected by disease and will actively pursue such reimbursement. However, any potential cost reimbursement may not be received in the second quarter and would only be recognized in the financial statements in the period in which it is received.

As a consequence of the outbreaks, the Company also anticipates limited interruptions to farm production flows in Romania over the next 6 to 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This discussion of management’s views on the financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements and the related notes for the three-year period ended April 29, 2007, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2007.

The Company conducts its business through six reporting segments, Pork, Beef, International, Hog Production (HP), Other and Corporate, each of which is comprised of a number of subsidiaries.

The Pork segment consists mainly of eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Beef segment is composed mainly of two U.S. beef processing subsidiaries, the Company’s cattle feeding operations and its interests in cattle feeding operations. The International segment is mainly comprised of international meat processing operations in Poland, Romania and the United Kingdom, and the Company’s interests in international meat processing operations in Western Europe, Mexico, Romania and China. The HP segment consists of hog production operations located in the U.S., Poland and Romania and the Company’s interests in hog production operations in Mexico. The Other segment is comprised of the Company’s turkey production operations and its interest in turkey production and processing operations. The Corporate segment serves as the headquarters for the Company. Its employees provide management and administrative services to support the other segments. Each of the segments has certain joint ventures and other investments in addition to their main operations.

RESULTS OF CONTINUING OPERATIONS

Overview

General Factors Affecting the Results of Operations

Sales and operating profit increased over the prior year mainly due to acquisitions (see “Acquisitions” below) and investments (see “Investments” below).

The Company’s hog production operations have been adversely affected by an increase in the cost of feed ingredients and health issues in the Company’s east coast livestock production operations as a result of Circovirus. This has resulted in higher raising costs and fewer head brought to market as compared to the prior year quarter. Live hog market prices averaged $53.50 per hundred weight for the 13 weeks ended July 29, 2007 as compared to $51 per hundred weight for the 13 weeks ended July 30, 2006. Raising costs increased to $49 per hundred weight for the 13 weeks ended July 29, 2007 as compared to $42 per hundred weight for the 13 weeks ended July 30, 2006 as a result of higher feed and feed ingredient costs.

The operating results for the 13 weeks ended July 29, 2007 reflect the Company’s decision in the third quarter of fiscal 2007 to discontinue the use of hedge accounting for its commodity derivatives. The operating results for the 13 weeks ended July 30, 2006 reflect the application of hedge accounting for commodity derivatives that had qualified and been designated as a hedge for accounting purposes.

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

Acquisitions

In May 2007 (fiscal 2008), the Company acquired Premium Standard Farms, Inc. (PSF), for approximately $800.0 million in stock and cash including approximately $125.0 million of assumed debt. PSF is one of the largest vertically integrated providers of pork products in the U.S., producing pork products for the retail, wholesale, foodservice, further processor and export markets. PSF has become a recognized leader in the pork industry through its vertically integrated business model that combines modern, efficient production and processing facilities, sophisticated genetics, and strict control over the variables of health, diet and environment. PSF is one of the largest pork processors in the U.S. with processing facilities in Missouri and North Carolina. PSF is also one of the largest owners of sows in the U.S. with operations located in Missouri, North Carolina and Texas. PSF’s results from the pork processing operations are being reported in the Company’s Pork segment and results from hog production are being reported in the Company’s HP segment. For the twelve months ended March 31, 2007, PSF had net sales of approximately $893.0 million. Pursuant to the Agreement and Plan of Merger (the Merger Agreement), PSF became a wholly-owned subsidiary as the outstanding shares of PSF common stock were exchanged for 21.6 million shares of the Company’s common stock and $40.0 million in cash. The Company used available funds under its $1.2 billion revolving credit facility (U.S. Credit Facility) to pay for the cash portion of the consideration under the Merger Agreement and the assumed debt. The purchase price in excess of the value of PSF’s net assets reflects the strategic value the Company places on PSF’s vertically integrated business model, principally in the Midwestern U.S. The Company believes it will benefit from synergies such as knowledge-sharing, economies of scale and similar benefits as PSF’s operations are integrated with the Company’s existing operations. In determining the purchase price, the Company also considered PSF’s strong management team and the efficiency of their hog production and pork processing operations. Because these factors do not arise from contractual or other legal rights, nor are they separable as defined by paragraph 39 of SFAS No. 141 “Business Combinations”, the value attributable to these factors is included in the amount recognized as goodwill. The Company is in the process of valuing the tangible and intangible assets acquired to determine the final purchase price allocation. The outcome of this valuation may change the preliminary allocation of the purchase price. A preliminary estimate of $261.5 million has been calculated as goodwill.

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

Investments

In August 2006 (fiscal 2007), the Company completed its investment in Groupe Smithfield S.L. (Groupe Smithfield), a 50/50 joint venture, which purchased the European meats business of Sara Lee Corporation, for $575.0 million in cash, plus the assumption of excess pension related liabilities of approximately $39.0 million. To form the joint venture, the Company contributed Jean Caby, previously reported in the International segment, and cash of €50.0 million (approximately $63.1 million) and Oaktree Capital Management, LLC contributed cash of €108.9 million (approximately $137.4 million) and a contingent, convertible note of €40.0 million (approximately $50.4 million).

The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield in the “Equity in (income)/loss of affiliates” line of its consolidated statements of income in the International segment. Prior to the contribution to Groupe Smithfield, sales and operating losses from Jean Caby were $91.4 million and $6.0 million for the 13 weeks ended July 30, 2006, respectively.

In October 2006 (fiscal 2007), concurrent with the Company’s acquisition of Armour-Eckrich, Carolina Turkeys, LLC, an existing partnership of which the Company owns 49%, financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball, LLC (Butterball). The Company accounts for its investment in Butterball as an equity investment and records 49% of the earnings of Butterball in the “Equity in (income)/loss of affiliates” line of its consolidated statements of income in the Other segment.

Disposition and Discontinued Operation

In April 2007 (fiscal 2007), the Company decided to exit the alternative fuels business and dispose of substantially all of the assets of Smithfield Bioenergy, LLC (SBE). As a result, SBE is being reported as a discontinued operation. As of April 29, 2007, substantially all the assets of SBE were classified together in one “disposal group,” as defined by Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS 144), with the anticipation that all SBE assets would be sold together in a single transaction. During the first quarter of fiscal 2008, the Company determined, based upon negotiations with interested parties and other ongoing disposal efforts, that changes to the plan of sale were necessary. The Company now believes it is no longer likely that substantially all the assets of SBE will be sold together in a single transaction. Consequently, the Company has begun marketing two separate asset disposal groups, representing SBE’s bio-diesel and methanol assets. SFAS 144 requires adjustments to the carrying value of assets held for sale if their fair value, less any selling costs, exceeds carrying value. An impairment charge of $6.7 million, net of tax of $3.8 million, was recorded in the first quarter to reflect the methanol asset disposal group at its estimated fair value. The Company has determined that no impairment exists for the bio-diesel asset disposal group. Substantially all of the assets of both the bio-diesel and methanol asset disposal groups represent property, plant and equipment.

SBE had sales and an after-tax operating loss of $8.8 million and $0.8 million, for the thirteen weeks ended July 29, 2007. SBE had sales and an after-tax loss of $4.0 million and $1.0 million, respectively, for the thirteen weeks ended July 30, 2006

In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix, Inc. (Quik-to-Fix) for $28.2 million. Quik-to-Fix is being reported as a discontinued operation in the prior year period. During the first quarter of fiscal 2007, the Company recorded an after-tax write down on the assets of Quik-to-Fix totaling $10.4 million in anticipation of the sale. Quik-to-Fix had sales of $17.0 million and an after-tax loss of $3.9 million, for the 13 weeks ended July 30, 2006.

Results of Operations for the 13 Weeks ended July 29, 2007 and July 30, 2006

The following table presents sales by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	July 29, 2007	July 30, 2006	$ Change
Pork	$2,228.2	$1,735.7	$492.5
Beef	754.7	623.7	131.0
International	246.7	281.8	(35.1)
Hog Production	605.6	458.4	147.2
Other	37.6	40.0	(2.4)

	3,872.8	3,139.6	733.2
Intersegment sales	(508.6)	(370.7)	(137.9)

Total sales	$3,364.2	$2,768.9	$595.3

Total sales increased $595.3 million, or 22%, to $3,364.2 million for the 13 weeks ended July 29, 2007 from $2,768.9 million for the 13 weeks ended July 30, 2006.

Pork segment sales increased $492.5 million, or 28%, to $2,228.2 million for the 13 weeks ended July 29, 2007 from $1,735.7 million for the 13 weeks ended July 30, 2006. The increase is the result of the acquisitions of Armour-Eckrich and PSF which contributed a combined $498.4 million in sales. Including the acquisition of Armour-Eckrich, total pork volumes increased 16% with fresh pork volumes increasing 9% and packaged meats volumes increasing 28%. Excluding the acquisition of Armour-Eckrich, total pork volumes decreased 9% with fresh pork volumes decreasing 16% and packaged meats volumes increasing 2%. Average unit selling price in the Pork segment, including and excluding acquisitions, increased 11% and 7%, respectively, for the 13 weeks ended July 29, 2007 as compared to the 13 weeks ended July 30, 2006.

Beef segment sales increased $131.0 million, or 21%, to $754.7 million for the 13 weeks ended July 29, 2007 from $623.7 million for the 13 weeks ended July 30, 2006. The increase is reflective of the Beef processing environment becoming more favorable with volumes and exports increasing. These factors yielded an 18% increase in the average unit selling price and a 3% increase in total beef volumes.

International segment sales decreased $35.1 million, or 12%, to $246.7 million for the 13 weeks ended July 29, 2007 from $281.8 million for the 13 weeks ended July 30, 2006. The decrease was mainly due to the prior year contribution of Jean Caby, which had sales of $91.4 million in the first quarter of fiscal 2006, to the Groupe Smithfield joint venture and a 4% decrease in the average unit selling price. These decreases were partially offset by an 18% increase in total meat volumes with fresh pork volumes increasing 17% and packaged meats volumes increasing 18% reflecting the improving fresh pork and pre-packaged meals environment in Poland and Romania.

HP segment sales increased $147.2 million, or 32%, to $605.6 million for the 13 weeks ended July 29, 2007 from $458.4 million for the 13 weeks ended July 30, 2006. The increase is mainly due to the acquisition of PSF, which contributed $129.4 million in sales, and a 5% increase in live hog prices. Including the acquisition, the Company marketed 27% more head domestically than in the year ago period. Excluding the PSF acquisition, the Company marketed 6% fewer head reflecting the continued negative affects that Circovirus has had on the Company’s east coast livestock operations.

Other segment sales decreased $2.4 million, or 6%, to $37.6 million for the 13 weeks ended July 29, 2007 from $40.0 million for the 13 weeks ended July 30, 2006. The decrease is mainly due to lower average unit selling prices at the Company’s turkey production operations.

Gross profit increased $30.9 million, or 11%, to $308.7 million for the 13 weeks ended July 29, 2007 from $277.8 million for the 13 weeks ended July 30, 2006. The increase was mainly the result of increased profitability in the Pork, Beef and International segments.

Selling, general and administrative expenses increased $8.3 million, or 5%, to $180.8 million for the 13 weeks ended July 29, 2007 from $172.5 million for the 13 weeks ended July 30, 2006. This increase was mainly due to the inclusion of selling, general and administrative expenses of acquired businesses partially offset by $22.5 million in increased foreign exchange gains in the current year period and the contribution of Jean Caby in the prior year period.

Equity in (income)/loss of affiliates increased $25.3 million to $19.2 million for the 13 weeks ended July 29, 2007 from a loss of $6.1 million for the 13 weeks ended July 30, 2006. The increase was mainly due to the inclusion of equity income in the current year period from the Company’s investments in Butterball and Groupe Smithfield and sharply improved earnings at Five Rivers.

The following table presents operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	July 29, 2007	July 30, 2006	$ Change
Pork	$26.5	$17.8	$8.7
Beef	19.1	4.9	14.2
International	14.9	(0.5)	15.4
Hog Production	93.0	88.4	4.6
Other	10.7	6.3	4.4
Corporate	(17.1)	(17.7)	0.6

Total operating profit	147.1	99.2	47.9
Interest expense	(51.8)	(40.2)	(11.6)

Income from continuing operations before income tax	$95.3	$59.0	$36.3

Total operating profit increased $47.9 million, or 48%, to $147.1 million for the 13 weeks ended July 29, 2007 from $99.2 million for the 13 weeks ended July 30, 2006.

Pork segment operating profit increased $8.7 million, or 49%, to $26.5 million for the 13 weeks ended July 29, 2007 from $17.8 million for the 13 weeks ended July 30, 2006. Excluding the effects of Armour-Eckrich, the segment’s packaged meats volumes grew by 2% with volumes in pre-cooked bacon, sausage, ribs and smoked boneless hams increasing more than 10%. Including Armour-Eckrich, the segment’s packaged meats volumes grew by 28%. These increases reflect the Company’s continued focus on rationalizing lower margin products in favor of higher margin more fully processed products. Partially offsetting the increases were the Company’s fresh pork results. Fresh pork volumes remained under significant pressure with volumes decreasing 16% from the prior year’s period due to fewer head brought to market and the increased use of fresh pork internally for packaged meats production.

Beef segment operating profit increased $14.2 million to $19.1 million for the 13 weeks ended July 29, 2007 from $4.9 million for the 13 weeks ended July 30, 2006. Improved results in beef processing, in spite of higher cattle costs, and higher demand both domestically and in the export market, more than offset the losses related to the Company’s wholly-owned cattle feeding operations. The Company’s cattle feeding investments showed improvement over the prior year period as a result of increased prices in the cattle markets. The Company’s cattle feeding investments reported a profit of $5.0 million versus a loss of $5.4 million in the prior year quarter.

International segment operating profit increased $15.4 million to $14.9 million for the 13 weeks ended July 29, 2007 from an operating loss of $0.5 million for the 13 weeks ended July 30, 2006. The increase is partially due to the Company’s contribution of Jean Caby to the Groupe Smithfield joint venture. In the prior year period, Jean Caby had an operating loss of $6.0 million as compared to $4.5 million in equity income recorded from Groupe Smithfield in the current year period. In addition, the Company’s Polish operations were profitable, in part contributing to an 18% increase in packaged meats volumes and a 17% increase in fresh pork volumes in the segment.

HP segment operating profit increased $4.6 million, or 5%, to $93.0 million for the 13 weeks ended July 29, 2007 from $88.4 million for the 13 weeks ended July 30, 2006 in spite of higher raising costs and the adverse effects of Circovirus. Raising costs in the segment increased to $49 per hundred-weight in the current year period from $42 per hundred-weight in the prior year period. Excluding the PSF operations, the Company marketed 6% fewer head. The decrease reflects the continuing negative impact that Circovirus has had in the Company’s east coast hog production operations. The Company is, however, beginning to see results from the vaccine that it has been administering and improvements in livability are occurring. The segment also benefited from an increase of $17.5 million in foreign exchange gains in the current year period as compared to the prior year period.

Other segment operating profit increased $4.4 million to $10.7 million for the 13 weeks ended July 29, 2007 from $6.3 million for the 13 weeks ended July 30, 2006. The Company’s Butterball investment recorded a very solid quarter in spite of higher raising costs.

Corporate expenses decreased $0.6 million, or 3%, to $17.1 million for the 13 weeks ended July 29, 2007 from $17.7 million for the 13 weeks ended July 30, 2006.

Interest expense increased $11.6 million, or 29%, to $51.8 million for the 13 weeks ended July 29, 2007 from $40.2 million for the 13 weeks ended July 30, 2006. The increase was mainly due to increased debt and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate increased to 35% for the 13 weeks ended July 29, 2007 as compared to 32% for the 13 weeks ended July 30, 2006. The increase is mainly due to increased profits in higher tax jurisdictions and under utilization of benefits in jurisdictions with operating losses.

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

Cash Flows from Operating Activities

Cash used in operations was $26.6 million for the 13 weeks ended July 29, 2007 as compared to cash used in operations of $23.2 million for the 13 weeks ended July 30, 2006. The change is mainly due to increased working capital in the current year period primarily resulting from a buildup of inventory in the Company’s Pork and Beef segments.

Cash Flows from Investing Activities

Cash used in investing activities was $148.8 million for the 13 weeks ended July 29, 2007 and $109.5 million for the 13 weeks ended July 30, 2006. The increase was mainly due to the Company’s acquisition of PSF and, to a lesser extent, increased capital expenditures in the current year quarter.

Capital expenditures in the 13 weeks ended July 29, 2007 totaled $110.1 million, as compared to $106.0 million in the 13 weeks ended July 30, 2006. Capital expenditures are related mainly to packaged meats expansion, plant improvement projects and additional hog production facilities. As of July 29, 2007, the Company had approved capital expenditures of $300.9 million mainly for packaged meats and foreign farm expansion as well as Romanian plant renovation and production efficiency projects. These commitments are expected to be funded over the next several years.

In May 2007 (fiscal 2008), the Company acquired PSF, one of the largest vertically integrated providers of pork products in the U.S., producing pork products for the retail, wholesale, foodservice, further processor and export markets. The Company paid cash of $40.0 million and issued 21.6 million shares of its common stock for PSF. The Company used available funds under the $1.2 billion U.S. Credit Facility to pay for the cash portion of the consideration and the repayment of the assumed debt of $125.0 million.

In August 2006 (fiscal 2007), the Company completed its investment, through a joint venture with Oaktree Capital Management, LLC called Groupe Smithfield S.L., in the European meats business of Sara Lee Corporation for $575.0 million, plus the assumption of excess pension-related liabilities of approximately $39.0 million. The Company contributed Jean Caby and cash of €50.0 million (approximately $63.1 million) to the unconsolidated 50/50 joint venture. Jean Caby had sales of $372.5 million during fiscal 2006.

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra in the Pork segment for $226.3 million.

In October 2006 (fiscal 2007), the Company and ContiGroup Companies, Inc. announced an agreement in principle to form a 50/50 joint venture to build a new beef processing plant in Texas County, Oklahoma. Construction of the plant was expected to begin in fiscal 2008, with completion scheduled for mid-fiscal 2009. The cost of the project was originally estimated to be approximately $100.0 million to the Company. In August 2007 (fiscal 2008), the Company announced that it is reevaluating its decision to move forward with the beef processing plant due to the increased cost to build the plant and expected difficulty in finding employees to staff the operation. Should the Company decide to move forward on the construction of the facility, it intends to use availability under its revolving credit facilities to fund the investment.

In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix. The Company received net proceeds of $28.2 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $177.1 million for the 13 weeks ended July 29, 2007 and $132.8 million for the 13 weeks ended July 30, 2006. The increase is mainly due to a debt issuance and partially offset by repayments on the Company’s U.S. Credit Facility.

In June 2007 (fiscal 2008), the Company issued $500.0 million of ten-year, 7.75% senior unsecured notes through lead managers Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. The notes were issued at par to yield 7.75%. Proceeds from the sale of these notes were used to repay existing indebtedness, principally on the Company’s U.S. Credit Facility.

In August 2005 (fiscal 2006), the Company entered into the U.S. Credit Facility which at the time was a $1.0 billion secured revolving credit facility that replaced the Company’s then existing credit facility. The U.S. Credit Facility matures in August 2010. The Company may draw down funds as a revolving loan or a swingline loan and obtain letters of credit under the U.S. Credit Facility. The proceeds of any borrowings under the U.S. Credit Facility may be used to finance working capital needs and for other general corporate purposes of the Company.

In August 2006 (fiscal 2007), the Company exercised its option to increase the amount committed under the U.S. Credit Facility by $200 million, resulting in $1.2 billion of available borrowings under the U.S. Credit Facility. In connection with this increase, the Company elected to prepay $17.5 million of variable interest senior notes which would have matured in 2011 and the Company repaid, at maturity, $101.5 million of senior notes. The amount committed under the U.S. Credit Facility may be increased up to $1.35 billion at the Company’s request under certain conditions.

In August 2006 (fiscal 2007), the Company and its subsidiary Smithfield Capital Europe BV (Smithfield Capital Europe), entered into a €300.0 million (approximately $409.6 million) secured revolving credit facility (the EURO Credit Facility). The EURO Credit Facility terminates in August 2009 unless extended pursuant to its terms. Smithfield Capital Europe may draw down funds as a revolving loan under the facility and the proceeds of any borrowings under the EURO Credit Facility may be used for general corporate purposes. The EURO Credit Facility is secured by the 12,098,559 shares of stock of Campofrío owned by two subsidiaries of the Company. In addition, the Company and three of its subsidiaries incorporated in Europe have unconditionally guaranteed Smithfield Capital Europe’s obligations, including payment obligations, under the EURO Credit Facility.

As of July 29, 2007, the Company had aggregate credit facilities totaling $1,704.0 million including unused capacity of $486.4 million, of which $458.5 million represents unused capacity under the U.S. Credit Facility. The Company had net repayments of $238.0 million on the U.S. Credit Facility during the 13 weeks ended July 29, 2007 and had net borrowings of $151.7 million on the U.S. Credit Facility during the 13 weeks ended July 30, 2006.

The Company has been authorized to repurchase up to 20.0 million shares of its common stock. The Company did not purchase any stock under the plan during the first quarter of fiscal 2008 or during the first quarter of fiscal 2007. As of July 29, 2007, the Company had repurchased 17,126,570 shares of its common stock and had 2,873,430 shares remaining under a 20.0 million share repurchase program.

Contractual Obligations and Commercial Commitments. The following table provides information about the Company’s contractual obligations and commercial commitments as of July 29, 2007:

	Payments Due By Period
	Total	< 1 Year	2-3 Years	4-5 Years	>5 Years
	(in millions)
Long-term debt	$3,403.2	$233.6	$951.0	$1,297.0	$921.6
Interest	953.8	219.7	364.8	185.1	184.2
Capital lease obligations, including interest	1.0	0.6	0.3	0.1	—
Operating leases	288.8	53.7	87.1	61.8	86.2
Capital expenditure commitments	300.9	150.9	100.0	50.0	—
Purchase obligations:
Hog procurement(1)	2,065.6	1,227.8	768.8	69.0	—
Cattle procurement(2)	309.2	309.2	—	—	—
Contract hog growers(3)	1,055.3	291.0	394.3	292.3	77.7
Other(4)	415.1	153.5	175.0	28.1	58.5

Total	$8,792.9	$2,640.0	$2,841.3	$1,983.4	$1,328.2

(1)	Through the Pork and International segments, the Company has purchase agreements with certain hog producers. Some of these arrangements obligate the Company to purchase all of the hogs produced by these producers. Other arrangements obligate the Company to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that the Company will be obligated to purchase and the uncertainty of market prices at the time of hog purchases, the Company has estimated its obligations under these arrangements. For fiscal 2008 (<1 Year), the average purchase price estimated is based on available futures contract values and internal projections adjusted for historical quality premiums. For prices beyond fiscal 2008, the Company estimated the market price of hogs based on the ten-year average of $0.42 per pound.
(2)	Through the Beef segment, the Company has purchase agreements with certain cattle producers. Some of these arrangements are fixed price contracts and others obligate the Company to purchase a fixed amount of cattle at the market price at the time of delivery. For the fixed price contracts, the actual amounts are shown in the table. Due to the uncertainty of future market prices for cattle, the Company based its fixed quantity obligations on available futures contract values.
(3)	Through the HP segment, the Company uses independent farmers and their facilities to raise hogs produced from the Company’s breeding stock. Under multi-year contracts, the farmers provide the initial facility investment, labor and front line management in exchange for a performance-based service fee payable upon delivery. The Company is obligated to pay this service fee for all hogs delivered. The Company has estimated its obligation based on expected hogs delivered from these farmers.
(4)	Includes forward grain contracts which, if valued at July 29, 2007 market prices, would be $66.7 million. Also includes the Company’s original estimate of $100.0 million, allocated over two years, for the Company’s contribution to the construction of a beef processing plant (see “Liquidity and Capital Resources” for more detail) and $100.0 million, allocated at $10.0 million per year for the next ten years, which represents the Company’s current estimated cost, for the Company’s transition to group pens from gestation stalls.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and other strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The Company’s forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, the timing and extent to which beef export markets are reopened, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the investment performance of the Company’s pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations, credit exposure to large customers, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal 2007. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in or implied by, the statements. Any forward-looking statement that the Company makes speaks only as of the date of such statement, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2007. The Company’s exposure to market risk has not changed materially since April 29, 2007.

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

On March 1, 2007, the court severed the claims of the 54 remaining Adwell plaintiffs into separate actions and ordered that they be consolidated for trial by household. As a result, there will be 23 additional separate trials in Adwell, each involving two to six plaintiffs. The first trial (Peters/Hall) is set for December 2, 2007 and the parties are currently conducting expert discovery. The second trial (Craven) is set for March 31, 2008 and discovery is ongoing. The third trial (Dazey) is set for June 2, 2008 and discovery is ongoing. The fourth trial (McClure) is set for September 28, 2008.

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

Also in May 2004, the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a putative class action lawsuit entitled Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc., PSF, and PSF Group Holdings, Inc. in the Circuit Court of Jackson County, Missouri. This action originally sought to create a class of plaintiffs living within ten miles of PSF’s farms in northern Missouri, including contract grower farms, who were alleged to have suffered interference with their right to use and enjoy their respective properties. On January 22, 2007, plaintiffs in the Herrold case filed a Second Amended Petition in which they abandoned all class action allegations and efforts to certify the action as a class action and added an additional 193 named plaintiffs to join the seven prior class representatives to pursue a one count claim to recover monetary damages, both actual and punitive, for temporary nuisance. PSF filed motions arguing that the Second Amended Petition, which abandons the putative class action and adds 193 new plaintiffs, is void procedurally and that the case should either be dismissed or the plaintiffs’ claims severed and removed under

Missouri’s venue statute to the northern Missouri counties in which the alleged injuries occurred. On June 28, 2007, the court entered an order denying the motion to dismiss but granting defendants’ motion to transfer venue. The court subsequently denied plaintiffs’ motion to reconsider that decision. As a result of those rulings, all but seven of the plaintiffs will be transferred to venues other than Jackson County. Plaintiffs have indicated that they will file writ papers with the Court of Appeals in Missouri seeking to overturn the lower court’s order granting transfer.

In February 2006, the same lawyer who represents the plaintiffs in Hanes and Engel filed a nuisance lawsuit entitled Garold McDaniel, et al. v. PSF, et al. in the Circuit Court of Daviess County, Missouri. In the First Amended Petition, which was filed on February 9, 2007, plaintiffs seek recovery of an unspecified amount of compensatory damages, costs and injunctive relief. The parties are conducting discovery, and no trial date has been set. The Company believes it has good defenses to all of the nuisance actions described above and intends to vigorously defend these suits.

In May 2007, the same lead lawyer who filed the Adwell, Bounds, Herrold and Torrey lawsuits filed a nuisance lawsuit entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Vernon County, Missouri. The Company, Murphy-Brown, LLC, Murphy Farms, LLC and Murphy Farms, Inc. have all been named as defendants. The other seven named defendants include Murphy Family Ventures, LLC, DM Farms of Rose Hill, LLC, and PSM Associates, LLC, which are entities affiliated with Wendell Murphy, a director of the Company, and/or his family members. There are 13 plaintiffs in the lawsuit, who are current or former residents of Vernon and Barton Counties, Missouri, each of whom claims to live or have lived near swine farms presently or previously owned or managed by the defendants. Plaintiffs allege that odors from these farms interfered with the use and enjoyment of their respective properties. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees. Defendants have filed responsive pleadings, but discovery has not yet commenced. The Company believes that the allegations are unfounded and intends to defend the suit vigorously.

Souderton facility. The Smithfield Beef Group has been working with the Pennsylvania Department of Environmental Protection to resolve an enforcement action against its facility in Souderton, Pennsylvania related to two wastewater issues which occurred in 2006. At this time, these incidents are expected to be resolved by a consent decree which is projected to include the assessment of a penalty from the Company of approximately $80,000, and commitments on the part of the facility to capital improvements of the wastewater treatment system of approximately $5,000,000.

On August 10, 2007, the Souderton facility experienced a separate wastewater release, which reached a nearby tributary, Skippack Creek. As of August 21, the facility had received an EPA Section 308 Information Request pursuant to the Clean Water Act from the Environmental Protection Agency Region III requesting further details on, among other things, the August 2007 incident and overflows generally from the collection system that routes wastewater from facility process units to the wastewater treatment works. At this time it is not possible to assess the ultimate liability associated with the August 2007 incident; however, management believes that any ultimate liability with respect to these matters would not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for fiscal 2007 includes a listing of risk factors to be considered by investors in the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws effective May 7, 2007, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2007).

Exhibit 4.1	—	Registration Rights Agreement, dated May 7, 2007, among the Company and ContiGroup Companies, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2007).

Exhibit 4.2	—	Indenture—Senior Debt Securities, dated June 1, 2007, between the Company and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.10(a) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.3	—	First Supplemental Indenture to the Indenture—Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of June 22, 2007 regarding the issuance by the Company of the 2007 7.750% Senior Notes due 2017 (incorporated by reference to Exhibit 4.10(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	—	Certification of Carey J. Dubois, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	—	Certification of Carey J. Dubois, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/S/ CAREY J. DUBOIS
Carey J. Dubois Vice President and Chief Financial Officer

/S/ KENNETH M. SULLIVAN
Kenneth M. Sullivan Vice President and Chief Accounting Officer

Date: September 7, 2007