Form 10-Q
period 2007-10-28
SMITHFIELD FOODS INC
filed 2007-12-07
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2007

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

At November 30, 2007, 134,299,204 shares of the Registrant’s Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Sales	$3,464.2	$2,804.2	$6,828.4	$5,573.1
Cost of sales	3,172.2	2,540.7	6,227.7	5,031.8

Gross profit	292.0	263.5	600.7	541.3
Selling, general and administrative expenses	231.7	173.5	412.5	346.0
Interest expense	58.5	43.2	110.3	83.4
Equity in income of affiliates	(27.8)	(19.6)	(47.0)	(13.5)

Income from continuing operations before income taxes	29.6	66.4	124.9	125.4
Income taxes	10.9	20.0	44.2	39.1

Income from continuing operations	18.7	46.4	80.7	86.3
Loss from discontinued operations, net of tax of $(0.8), (1.0), (1.2) and (3.7)	(1.3)	(1.7)	(2.1)	(6.6)
Loss on disposal of discontinued operations, net of tax of $(3.8) and (5.9)	—	—	(6.7)	(10.4)

Net income	$17.4	$44.7	$71.9	$69.3

Income per share:
Basic
Continuing operations	$.14	$.42	$.60	$.78
Discontinued operations	(.01)	(.02)	(.06)	(.16)

Net income per common share	$.13	$.40	$.54	$.62

Diluted
Continuing operations	$.14	$.41	$.60	$.77
Discontinued operations	(.01)	(.01)	(.06)	(.15)

Net income per diluted common share	$.13	$.40	$.54	$.62

Weighted average shares outstanding:
Basic	134.3	111.3	133.5	111.2
Effect of dilutive stock options	0.2	0.8	0.2	0.8

Diluted	134.5	112.1	133.7	112.0

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	October 28, 2007	April 29, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80.3	$57.8
Accounts receivable, net	840.9	689.1
Inventories	2,202.3	1,805.8
Prepaid expenses and other current assets	131.1	152.3
Assets of discontinued operations held for sale	23.7	28.7

Total current assets	3,278.3	2,733.7

Property, plant and equipment	4,369.3	3,678.7
Accumulated depreciation	(1,459.6)	(1,333.6)

Property, plant and equipment, net	2,909.7	2,345.1

Goodwill	850.6	632.5
Investments	766.6	701.8
Intangible assets	398.4	365.3
Other assets	230.5	190.2

Total assets	$8,434.1	$6,968.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$32.4	$15.2
Current portion of long-term debt and capital lease obligations	236.1	239.1
Accounts payable	632.8	524.0
Accrued expenses and other current liabilities	571.9	537.4
Liabilities of discontinued operations held for sale	1.4	45.5

Total current liabilities	1,474.6	1,361.2

Long-term debt and capital lease obligations	3,407.5	2,838.6
Other liabilities	597.4	514.1
Minority interests	13.5	13.9

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 134,297,836 and 112,423,866 issued and outstanding	67.1	56.2
Additional paid-in capital	1,121.5	510.1
Stock held in trust	(52.6)	(52.5)
Retained earnings	1,781.5	1,724.8
Accumulated other comprehensive income	23.6	2.2

Total shareholders’ equity	2,941.1	2,240.8

Total liabilities and shareholders’ equity	$8,434.1	$6,968.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	26 Weeks Ended
	October 28, 2007	October 29, 2006
	(Unaudited)
Cash flows from operating activities:
Net income	$71.9	$69.3
Adjustments to reconcile net cash flows from operating activities:
Equity in income of affiliates	(47.0)	(13.5)
Loss from discontinued operation, net of tax	8.8	17.0
Impairment loss	—	4.2
Depreciation and amortization	141.6	111.9
Changes in operating assets and liabilities and other, net of effect of acquisitions:
Accounts receivable	(132.8)	(147.9)
Inventories	(187.9)	(168.4)
Accounts payable	89.2	120.4
Accrued expenses and other liabilities	14.4	6.7
Other	(67.9)	(105.2)

Net cash flows from operating activities	(109.7)	(105.5)

Cash flows from investing activities:
Capital expenditures, net of proceeds from disposals	(235.1)	(222.1)
Business acquisitions	(40.0)	(240.8)
Investments and other	3.3	(36.1)

Net cash flows from investing activities	(271.8)	(499.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and notes payable	539.6	230.8
Principal payments on long-term debt and capital lease obligations	(206.0)	(227.7)
Net borrowings on revolving credit facilities	81.5	594.5
Other	(8.7)	0.8

Net cash flows from financing activities	406.4	598.4

Cash flows from discontinued operations:
Net cash flows from operating activities	0.1	(2.3)
Net cash flows from investing activities	(0.4)	(1.4)
Net cash flows from financing activities	0.3	3.7

Net cash flows from discontinued operations activities	—	—

Effect of foreign exchange rate changes on cash	(2.4)	0.8
Net change in cash and cash equivalents	22.5	(5.3)
Cash and cash equivalents at beginning of period	57.8	89.4

Cash and cash equivalents at end of period	$80.3	$84.1

Non-cash investing and financing activities:
Common stock issued for acquisition	$620.5	—

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

Note 2: New Accounting Pronouncements

In September 2006 (fiscal 2007), the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). One provision of SFAS 158 requires the Company to recognize the over-funded and under-funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision in the fourth quarter of fiscal 2007.

In July 2006 (fiscal 2007), the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash or de-recognized within 12 months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on April 30, 2007. As a result of the adoption of FIN 48, the Company recognized an increase of $23.7 million in the liability for unrecognized tax benefits, and the impact of adopting FIN 48 on the Company’s consolidated financial statements as of April 30, 2007 is summarized below.

(in millions)
Prepaid expenses and other current assets	$4.0
Goodwill	4.1
Other assets	0.4
Accrued expenses and other current liabilities	13.7
Other liabilities	10.0
Retained earnings	(15.2)

The Company operates in multiple taxing jurisdictions, both within and outside of the U.S., and faces audits from various tax authorities regarding several matters. At April 30, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $58.9 million (of which approximately $41.3 million would impact the effective tax rate if recognized and includes approximately $8.1 million of accrued interest). As of October 28, 2007, the corresponding balance of liability for unrecognized tax benefits, including interest, was approximately $65.4 million for the items described above (of which approximately $46.0 million would impact the effective tax rate if recognized and includes approximately $8.7 million of accrued interest). This change in unrecognized tax benefits relates to net interest charges, other current year items impacting the effective tax rate, and settlements with the Internal Revenue Service (these settlements include a $3.9 million reduction in goodwill).

The Company is currently under examination in several tax jurisdictions and remains subject to examinations until the statute of limitations expires in the respective tax jurisdictions. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. The Company has substantially concluded all U.S. federal income tax matters for the years through fiscal 2002. Federal income tax returns for fiscal 2003 through fiscal 2005 are currently under examination. It is reasonably possible that the examination phase of the audit for these years may conclude within the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed income tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at October 28, 2007. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions as of October 28, 2007, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits for the items discussed above may decrease by up to $20.1 million within twelve months of April 30, 2007. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. In the 26 weeks ended October 28, 2007, there was $1.8 million in such interest and penalties included in income tax expense.

Note 3: Acquisitions

The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the date of acquisition.

In May 2007 (fiscal 2008), the Company acquired Premium Standard Farms, Inc. (PSF) for approximately $800.0 million in stock and cash including approximately $125.0 million of assumed debt. PSF is one of the largest vertically integrated providers of pork products in the U.S., producing pork products for the retail, wholesale, foodservice, further processor and export markets. PSF is a recognized leader in the pork industry through its vertically integrated business model that combines modern, efficient production and processing facilities, sophisticated genetics, and strict control over the variables of health, diet and environment. PSF is one of the largest pork processors in the U.S. with processing facilities in Missouri and North Carolina. PSF is also one of the largest owners of sows in the U.S. with operations located in Missouri, North Carolina and Texas. PSF’s results from the pork processing operations are being reported in the Company’s Pork segment and results from hog production are being reported in the Company’s HP segment. For the twelve months ended March 31, 2007, PSF had net sales of approximately $893.0 million. Pursuant to the Agreement and Plan of Merger (the Merger Agreement), PSF became a wholly-owned subsidiary as the outstanding shares of PSF common stock were exchanged for 21.6 million shares of the Company’s common stock and $40.0 million in cash. The Company used available funds under its revolving credit facility (See Note 7: Debt) to pay for the cash portion of the consideration under the Merger Agreement and the assumed debt. The purchase price in excess of the value of PSF’s net assets reflects the strategic value the Company places on PSF’s vertically integrated business model, principally in the Midwestern U.S. The Company believes it will benefit from synergies such as knowledge-sharing, economies of scale and similar benefits as PSF’s operations are integrated with the Company’s existing operations. In determining the purchase price, the Company also considered PSF’s strong management team and the efficiency of their hog production and pork processing operations. Because these factors do not arise from contractual or other legal rights, nor are they separable as defined by paragraph 39 of SFAS No. 141 “Business Combinations”, the value attributable to these factors is included in the amount recognized as goodwill. The Company is in the process of valuing the tangible and intangible assets acquired to determine the final purchase price allocation. The outcome of this valuation may change the preliminary allocation of the following: an estimate of $33.1 million has been recorded for contractual relationships in HP, $5.5 million for permits in HP, $0.4 million for permits in the Pork segment and $1.1 million for trademarks in the Pork segment. The balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed of $205.1 million has been estimated as goodwill.

Had the acquisition of PSF occurred at the beginning of the preceding fiscal year, sales, net income and net income per diluted share would have been $3,015.2 million, $46.7 million and $.35 per share, respectively, for the 13 weeks ended October 29, 2006 and $5,999.7 million, $81.2 million and $.61, respectively, for the 26 weeks ended October 29, 2006.

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) in the Pork segment for $226.3 million (See Note 5: Investments regarding Butterball, LLC’s acquisition of the turkey product assets of the branded meats business of ConAgra). The business (Armour-Eckrich) includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants and other foodservice establishments. As a result of the acquisition, the Company estimates that it has added approximately 530 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of approximately $1,038.2 million. This acquisition advances the Company’s strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. The Company’s valuation of Armour-Eckrich resulted in $99.5 million of negative goodwill, which represents the excess of fair value of the assets acquired and liabilities assumed over the purchase price. The Company believes these acquired brands have underperformed in recent years, largely due to limited marketing support. Because these brands had not been adequately supported in the recent past and there was no plan to invest the marketing support necessary to turn them around, the Company acquired the brands at an attractive price. Ultimately, this price led to the recording of negative goodwill. The excess of the fair value over the purchase price has been accounted for as a reduction to certain non-current assets acquired.

Had the acquisition of Armour-Eckrich occurred at the beginning of the preceding fiscal year, sales would have been $3,159.7 million and $6,210.9 million for the 13 and 26 weeks ended October 29, 2006, respectively. There would not have been a material effect on net income or net income per diluted share for the 13 and 26 weeks ended October 29, 2006.

Note 4: Discontinued Operations

In April 2007 (fiscal 2007), the Company decided to exit the alternative fuels business and dispose of substantially all of the assets of Smithfield Bioenergy, LLC (SBE). As a result, SBE is being reported as a discontinued operation. As of April 29, 2007, substantially all the assets of SBE were classified together in one “disposal group”, as defined by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), with the anticipation that all SBE assets would be sold together in a single transaction. During the first quarter of fiscal 2008, the Company determined, based upon negotiations with interested parties and other ongoing disposal efforts, that changes to the plan of sale were necessary as the Company believes it is unlikely that substantially all the assets of SBE will be sold together in a single transaction. Consequently, the Company began marketing two separate asset disposal groups, representing SBE’s bio-diesel and methanol assets. SFAS 144 requires adjustments to the carrying value of assets held for sale if their fair value, less any selling costs, is less than the carrying value. An impairment charge of $6.7 million, net of tax of $3.8 million, was recorded in the first quarter of fiscal 2008 to reflect the methanol asset disposal group at its estimated fair value. The Company has determined that no impairment exists for the bio-diesel asset disposal group. Substantially all of the assets of both the bio-diesel and methanol asset disposal groups represent property, plant and equipment.

SBE had sales and an after-tax operating loss of $15.8 million and $8.8 million, respectively, for the 26 weeks ended October 28, 2007. SBE had sales and an after-tax loss of $7.5 million and $2.7 million, respectively, for the 26 weeks ended October 29, 2006.

In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix, Inc. (Quik-to-Fix) for $28.2 million. During the first quarter of fiscal 2007, the Company recorded an after-tax write down on the assets of Quik-to-Fix totaling $10.4 million. Quik-to-Fix had sales of $21.5 million and an after-tax loss of $3.9 million for the 26 weeks ended October 29, 2006.

Note 5: Investments

Investments consist of the following (in millions):

	% Owned	October 28, 2007	April 29, 2007
Groupe Smithfield S.L. (Groupe Smithfield)	50%	$217.3	$206.8
Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	50%	170.7	144.6
Campofrío Alimentación S. A. (Campofrío)	23%	148.1	148.4
Butterball, LLC (Butterball)	49%	87.8	69.4
Agroindustrial del Noroeste (Norson)	50%	49.5	47.9
Granjas Carroll de Mexico (Granjas)	50%	35.1	31.2
Other		58.1	53.5

Total investments		$766.6	$701.8

Equity in (income)/loss of affiliates consists of the following (in millions):

	13 Weeks Ended		26 Weeks Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Butterball	$(11.7)	$(7.2)	$(19.1)	$(4.0)
Five Rivers	(11.4)	(3.3)	(16.4)	2.1
Groupe Smithfield	(6.1)	(3.2)	(10.6)	(3.2)
All other equity method investments	1.4	(5.9)	(0.9)	(8.4)

Equity in (income) / loss of affiliates	$(27.8)	$(19.6)	$(47.0)	$(13.5)

The combined summarized financial information for Groupe Smithfield, Five Rivers and Butterball consist of the following (in millions):

	13 Weeks Ended		26 Weeks Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Income statement information:
Sales	$1,338.7	$926.2	$2,448.7	$1,419.3
Gross profit	167.3	109.6	305.9	103.4
Net income	58.0	27.8	92.1	12.0

			October 28, 2007	April 29, 2007
			(unaudited)
Balance sheet information:
Current assets			$1,640.3	$1,367.9
Property, plant and equipment, net			714.6	703.4
Current liabilities			1,058.3	947.5
Long-term liabilities			812.0	893.8

Groupe Smithfield. In August 2006 (fiscal 2007), the Company completed its investment in Groupe Smithfield, a 50/50 joint venture, which purchased the European meats business of Sara Lee Corporation, for $575.0 million in cash, plus the assumption of excess pension related liabilities of approximately $39.0 million. To form the joint venture, the Company contributed Jean Caby, reported in the International segment, and cash of €50.0 million (approximately $63.1 million) and Oaktree Capital Management, LLC contributed cash of €108.9 million (approximately $137.4 million) and a contingent, convertible note of €40.0 million (approximately $50.4 million). The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield in the “Equity in income of affiliates” line of its consolidated statements of income and in the International segment.

Five Rivers. In May 2005 (fiscal 2006), the Company and ContiGroup Companies, Inc. (ContiGroup) completed the formation of Five Rivers, a 50/50 joint venture between their respective cattle feeding businesses, MFI and ContiBeef LLC. The Company’s contribution consisted of $106.3 million in cash and $43.6 million of net assets. Five Rivers is a stand-alone operating company, independent from both the Company and ContiGroup, currently headquartered in Loveland, Colorado, with a total of ten feedlots located in Colorado, Idaho, Kansas, Oklahoma and Texas, having a combined one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms using a variety of marketing methods. The Company accounts for its investment in Five Rivers as an equity investment and records 50% of the earnings of Five Rivers in the “Equity in income of affiliates” line of its consolidated statements of income and in the Beef segment.

Butterball. In October 2006 (fiscal 2007), concurrent with the Company’s acquisition of Armour-Eckrich (see Note 3: Acquisitions), Carolina Turkeys, LLC, an existing partnership of which the Company owns 49%, financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball, LLC. The Company accounts for its investment in Butterball as an equity investment and records 49% of the earnings of Butterball in the “Equity in income of affiliates” line of its consolidated statements of income and in the Other segment.

Note 6: Inventories

Inventories consist of the following:

(in millions)	October 28, 2007	April 29, 2007
Fresh and packaged meats	$928.9	$728.5
Live hogs	853.2	595.1
Live cattle	165.0	260.3
Manufacturing supplies	81.3	68.0
Other	173.9	153.9

Total inventories	$2,202.3	$1,805.8

Note 7: Debt

In August 2006 (fiscal 2007), the Company exercised its option to increase the amount committed under the U.S. revolving credit facility (U.S. Credit Facility) by $200.0 million, resulting in a total of $1.2 billion of available borrowings under the U.S. Credit Facility. (See Note 14: Subsequent Event for further information on the U.S. Credit Facility.)

In August 2006 (fiscal 2007), the Company and its subsidiary, Smithfield Capital Europe BV (Smithfield Capital Europe), entered into a €300.0 million (approximately $431.8 million) secured revolving credit facility (the EURO Credit Facility). In August 2009, 16% of the facility will terminate with the remaining facility terminating in August 2010. Smithfield Capital Europe may draw down funds as a revolving loan under the facility and the proceeds of any borrowings under the EURO Credit Facility may be used for general corporate purposes. As of October 28, 2007, the EURO Credit Facility was fully drawn. The EURO Credit Facility is secured by the Company’s shares of Campofrío stock and all of the share capital of the Company’s Romanian operations and Polish hog production operations. In addition, the Company and three of its European subsidiaries have unconditionally guaranteed Smithfield Capital Europe’s obligations, including payment obligations, under the EURO Credit Facility.

In June 2007 (fiscal 2008), the Company issued $500.0 million of ten-year, 7.75% senior unsecured notes through lead managers Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. The notes were issued at par to yield 7.75%. Proceeds from the sale of these notes were used to repay existing indebtedness, principally on the Company’s U.S. Credit Facility (as defined below).

In October 2007 (fiscal 2008), the Company secured short-term, uncommitted lines of credit from two of its existing bank lenders totaling $100.0 million. As of October 28, 2007, the Company had not drawn down any funds on the lines, which are set to expire in December 2007 (fiscal 2008) but may be extended by mutual agreement of the parties.

The Company’s various debt agreements contain financial covenants that require the maintenance of certain levels of ratios for net worth, fixed charges, leverage and interest coverage. Effective October 2007, the Company amended one such ratio related to certain senior secured notes totaling approximately $55.0 million. The amendment remains in effect through the end of the third quarter of fiscal 2008.

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

As of October 28, 2007, the Company had guarantees for the financial obligations of certain unconsolidated joint ventures, principally a $92.0 million credit facility by one of the Company’s Mexican joint ventures, Norson, of which $65.0 million was outstanding at October 28, 2007. The Company also guarantees up to $3.5 million of liabilities with respect to currency swaps executed by another of the Company’s Mexican joint ventures, Granjas. The covenants in the guarantee relating to Norson’s credit facility incorporate the Company’s covenants under the U.S. Credit Facility.

Note 9: Pension Plans

The components of net periodic pension cost consist of:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Service cost	$6.9	$5.7	$13.5	$11.4
Interest cost	16.1	15.4	31.5	30.3
Expected return on plan assets	(17.1)	(16.2)	(33.7)	(32.3)
Net amortization	2.3	2.1	4.5	4.1

Net periodic pension costs	$8.2	$7.0	$15.8	$13.5

Note 10: Shareholders’ Equity

Stock Options. The Company’s 1992 Stock Option Plan and its 1998 Stock Incentive Plan (collectively, the Incentive Plans) provide for the issuance of non-statutory stock options to management and other key employees. Options were granted for periods not exceeding 10 years and generally exercisable five years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There are 11,000,000 shares reserved under the Incentive Plans. As of October 28, 2007, there were 2,684,500 shares available for grant under the Incentive Plans.

Stock Held in Trust. During the first quarter of fiscal 2006, the Company purchased, for contribution to a pension plan, 1,500,000 shares of the Company’s common stock at an average price of $28.18 per share. The plan currently holds 1,850,000 shares at an average cost of $27.66 per share.

Share Repurchases. As of October 28, 2007, the board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. As of October 28, 2007, the Company had 2,873,430 additional shares remaining under the authorization.

Note 11: Comprehensive Income

The components of comprehensive income, net of tax, consist of:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net income	$17.4	$44.7	$71.9	$69.3
Hedge accounting	9.6	10.1	(6.2)	9.2
Foreign currency translation	1.1	(7.2)	23.8	(5.4)
Pension accounting	3.8	—	3.8	—

Total comprehensive income	$31.9	$47.6	$93.3	$73.1

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

The fair value gain/(loss) on the Company’s open derivative financial instruments consists of:

(In millions)	October 28, 2007	April 29, 2007
Livestock	$(33.0)	$(9.3)
Grains	50.5	(4.2)
Energy	(2.2)	—
Interest rates	1.2	(2.4)
Foreign currency	(4.5)	(2.8)

Undesignated Positions. Derivative instruments that are not designated as a hedge, or that have been de-designated from a hedging relationship, or that do not meet the criteria for hedge accounting under SFAS 133, are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings.

Cash Flow Hedges. The Company utilizes derivatives (primarily futures contracts) to manage its exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted purchase and sale of live hogs and the forecasted purchase of live cattle, corn and soybean meal. When hedge accounting is applied, derivative gains or losses from these cash flow hedges are deferred in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged forecasted purchases or sales affect earnings. To match the underlying transaction being hedged, derivative gains or losses associated with anticipated purchases are recognized in cost of sales and amounts associated with anticipated sales are recognized in sales in the consolidated statement of income. Since January 1, 2007, the Company has not elected to designate any commodity derivatives as a hedge for accounting purposes. The Company did not recognize any ineffectiveness during the 26 week period ended October 28, 2007 relating to cash flow hedges.

As of October 28, 2007, accumulated other comprehensive income included approximately $2.1 million of pre-tax net deferred gains from cash flow hedges closed prior to January 2007 that will be recognized in earnings over the next three months. The Company generally does not hedge cash flows related to commodities beyond twelve months.

Fair Value Hedges. The Company’s commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designed to hedge firm commitments to buy live hogs, live cattle, corn and soybean meal and hedges of live hog inventory. When hedge accounting is applied, derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Gains and losses related to hedges of firm commitments and live hog inventory are recognized in cost of sales in the consolidated statement of income. Since January 1, 2007, the Company has not elected to designate any commodity derivatives as a hedge for accounting purposes. The Company did not recognize any ineffectiveness during the 26 week period ended October 28, 2007 relating to fair value hedges.

As of October 28, 2007, inventory and other assets contained approximately $0.1 million in net deferred losses from fair value hedges closed prior to January 2007 that will be recognized in earnings over the next three months.

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

The following table presents sales and operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended		26 Weeks Ended
(In millions)	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Sales:
Segment sales—
Pork	$2,343.5	$1,834.4	$4,571.7	$3,570.1
Beef	722.4	632.8	1,477.1	1,256.5
International	274.2	220.6	520.9	502.4
Hog Production	614.8	463.7	1,220.4	922.1
Other	35.9	33.9	73.5	73.9

Total segment sales	$3,990.8	$3,185.4	$7,863.6	$6,325.0

Intersegment sales—
Pork	$(107.6)	$(61.8)	$(202.9)	$(131.6)
Beef	(136.2)	(169.9)	(271.1)	(213.6)
International	(19.6)	(14.6)	(38.2)	(29.6)
Hog Production	(263.2)	(134.9)	(523.0)	(377.1)

Total intersegment sales	(526.6)	(381.2)	(1,035.2)	(751.9)

Consolidated sales	$3,464.2	$2,804.2	$6,828.4	$5,573.1

Operating profit(1):
Pork	$62.9	$22.7	$89.4	$40.5
Beef	2.8	6.0	21.9	10.9
International	9.2	7.8	24.1	7.3
Hog Production	18.6	77.9	111.6	166.3
Other	12.9	12.3	23.6	18.6
Corporate	(18.3)	(17.1)	(35.4)	(34.8)

Consolidated operating profit	88.1	109.6	235.2	208.8
Interest expense	(58.5)	(43.2)	(110.3)	(83.4)

Income from continuing operations before income taxes	$29.6	$66.4	$124.9	$125.4

(1)	The Company includes equity in income of affiliates in its calculation of operating profit in the appropriate related segment. These amounts represent income from businesses in which the Company holds less than a controlling interest but which businesses operate in similar lines of business as the Company.

The following table shows the change in the carrying amount of goodwill by reportable segment for the 26 weeks ended October 28, 2007:

(In millions)	Pork	Beef	Int’l.	HP	Other	Total
Balance, April 29, 2007	$193.8	$115.9	$127.6	$175.7	$19.5	$632.5
Acquisitions(1)	68.3	—	—	136.8	—	205.1
Purchase price adjustment(2)	—	—	—	0.2	—	0.2
Other goodwill adjustments(3)	—	—	12.4	0.4	—	12.8

Balance, October 28, 2007	$262.1	$115.9	$140.0	$313.1	$19.5	$850.6

(1)	Reflects the preliminary purchase price allocation for the acquisition of PSF.
(2)	Reflects the adjustment pursuant to FIN 48. (See Note 2: New Accounting Pronouncements)
(3)	Other goodwill adjustments primarily include foreign currency translations.

Note 14: Subsequent Event

U.S. Credit Facility. In November 2007 (fiscal 2008), the Company exercised its option to increase the amount committed under the U.S. Credit Facility by $75.0 million, resulting in a total of $1.275 billion of available borrowings under the U.S. Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This discussion of management’s views on the financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements and the related notes as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three-year period ended April 29, 2007, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2007.

The Company conducts its business through six reporting segments, Pork, Beef, International, Hog Production (HP), Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments.

The Pork segment consists mainly of eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Beef segment is comprised mainly of U.S. beef processing operations, the Company’s cattle feeding operations and its interests in cattle feeding operations. The International segment is comprised mainly of international meat processing operations in Poland, Romania and the United Kingdom, and the Company’s interests in international meat processing operations mainly in Western Europe, Mexico, Romania and China. The HP segment consists of hog production operations located in the U.S., Poland and Romania and the Company’s interests in hog production operations in Mexico. The Other segment is comprised of the Company’s turkey production operations and its interest in turkey production and processing operations, including Butterball, LLC (Butterball). The Corporate segment serves as the headquarters for the Company. Its employees provide management and administrative services to support the Company’s other segments.

RESULTS OF OPERATIONS

Overview

General Factors Affecting the Results of Operations

Sales increased to $3.5 billion for the 13 weeks ended October 28, 2007, compared to $2.8 billion in the same period a year ago. Sales for the 26 week period ended October 28, 2007 increased to $6.8 billion from $5.6 billion in the same period a year ago. The increase in sales is primarily driven by recent acquisitions and strong organic sales volume growth in key categories.

Net income for the 13 weeks ended October 28, 2007 was $17.4 million or $.13 per diluted share, compared to $44.7 million or $.40 per diluted share in the same period last year. Net income for the 26 weeks ended October 28, 2007 was $71.9 million or $.54 per diluted share, compared to $69.3 million or $.62 per diluted share in the same period last year. Fiscal 2008 second quarter results were negatively affected by approximately $13.0 million of after tax charges related to the previously-announced disease outbreak in the Company’s Romanian operations and after tax losses of $25.0 million related to the effects of foreign currency fluctuations.

During the second quarter of fiscal 2008, operating profits increased sharply in the Pork segment, reflecting a significant expansion in packaged meats margins, a much-improved fresh pork environment late in the quarter and the contribution of recent acquisitions. Beef segment results in the second quarter of fiscal 2008 were below those of a year ago. Beef processing posted a slight profit in spite of higher cattle prices and the continued closure of most export markets. Cattle feeding operations recorded a modest profit although feed costs were well above last year. International segment operating earnings rose sharply, as joint venture investments in Western Europe and the Company’s operations in Poland continued their strong contributions. HP segment results declined sharply as a result of higher feed costs, lower live hog market prices, foreign currency translation losses and charges related to the disease outbreak in the Company’s Romanian operations. In the Other segment, earnings rose at the Company’s joint venture turkey operation, Butterball, which was acquired in October 2006. However, increased feed costs at the Company’s turkey growing operations partially offset strong gains in turkey processing.

Net income, which includes losses related to discontinued operations, for the 13 and 26 weeks ended October 28, 2007 was negatively impacted, as compared to the same periods a year ago, by higher interest charges but was positively impacted by higher earnings from joint venture investments.

A broader discussion of the more significant factors affecting results is presented below.

Recent Acquisitions

In May 2007 (fiscal 2008), the Company acquired Premium Standard Farms, Inc. (PSF) for approximately $800.0 million in stock and cash including approximately $125.0 million of assumed debt. PSF is one of the largest vertically integrated providers of pork products in the U.S., producing pork products for the retail, wholesale, foodservice, further processor and export markets. PSF’s results from the pork processing operations are being reported in the Company’s Pork segment and results from hog production are being reported in the Company’s HP segment. Prior to the acquisition, PSF had net sales of approximately $893.0 million for the twelve months ended March 31, 2007.

In October 2006 (fiscal 2007), the Company completed its acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. for $226.3 million. The business (Armour-Eckrich) includes packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants and other foodservice establishments. As a result of the acquisition, the Company estimates that it has added approximately 530 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of approximately $1,038.2 million. This acquisition advances the Company’s strategy of growing the packaged meats business and utilizing raw materials internally, as well as migrating to higher margin, convenience products. Armour-Eckrich’s operations are being reported in the Pork segment.

The PSF and Armour-Eckrich acquisitions contributed significantly to the overall increase in sales for the 13 and 26 weeks ended October 28, 2007, as compared to the same periods a year ago.

Disease Outbreak in Romania

During the second quarter of fiscal 2008, the Company reported outbreaks of classical swine fever, or CSF, at three of its thirty-three hog farms in Romania. CSF is a highly contagious, viral disease that affects pigs but has no effect on human health. The Company worked closely with Romanian authorities to contain the outbreaks and to destroy and dispose of animals on the three affected farms. Inventory write-down and disposal costs associated with the outbreaks negatively affected profits in the HP segment by approximately $13.0 million during the second quarter of 2008.

The Company believes that it is eligible for reimbursement for certain costs associated with the euthanasia and disposal of the affected animals under governmental programs designed to compensate animal owners affected by disease and is actively pursuing such reimbursement. However, any potential cost reimbursement would only be recognized in the financial statements in the period in which it is received. There are no assurances that any funds will ultimately be collected.

As a consequence of the outbreaks, the Company anticipates limited interruptions to farm production flows in Romania over the next six to nine months.

Foreign Currency Translation Gains and Losses

Operating results for the 13 and 26 weeks ended October 28, 2007 included losses on foreign currency translation of $25.0 million and gains on foreign currency translation of $2.1 million, respectively. This compares to gains on foreign currency translation of $6.5 million and $10.1 million for the corresponding periods of last year.

The Company accounts for foreign currency gains and losses in the “Selling, general and administrative expenses” line of its consolidated statements of income. These gains and losses result from currency fluctuations in transactions denominated in a currency other than the functional currency of an entity. The gains and losses included in the Company’s operating results are primarily related to euro-denominated debt instruments used to finance the Company’s operations in Poland and Romania, which do not have the euro as their functional currency.

Raising Costs and Hog Markets

The Company’s hog production operations have been adversely affected by an increase in the cost of feed ingredients, including corn and soybean meal, and health issues in the Company’s east coast livestock production operations as a result of Circovirus. The Company believes that the vaccines have been effective and it is beginning to emerge from the negative effects of Circovirus. These factors have resulted in higher raising costs compared to the prior year periods. Live hog market prices averaged $46.42 and $49.77 per hundredweight for the 13 and 26 weeks ended October 28, 2007, respectively, as compared to $49.50 and $50.30 per hundred weight for the 13 and 26 weeks ended October 29, 2006, respectively. Raising costs, as calculated on cash market basis, increased to $49 per hundred weight for both the 13 and 26 weeks ended October 28, 2007 as compared to $41 per hundred weight for both the 13 and 26 weeks ended October 29, 2006.

Interest Charges

Interest expense increased to $58.5 million for the 13 week period ended October 28, 2007, compared to $43.2 million in the same period a year ago. Interest expense for the 26 week period ended October 28, 2007 increased to $110.3 million from $83.4 million in the same period a year ago. The increase in interest expense is attributable to higher debt levels and increased borrowing costs.

Joint Venture Investments

The table below sets forth the detail of equity in (income) / loss of affiliates as presented in the consolidated statements of income. Increases in earnings from these joint ventures have had a positive effect on net income for the 13 and 26 weeks ended October 28, 2007, as compared to the same periods a year ago.

	13 Weeks Ended		26 Weeks Ended		Segment
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Butterball	$(11.7)	$(7.2)	$(19.1)	$(4.0)	Other
Five Rivers	(11.4)	(3.3)	(16.4)	2.1	Beef
Groupe Smithfield	(6.1)	(3.2)	(10.6)	(3.2)	International
All other equity method investments	1.4	(5.9)	(0.9)	(8.4)	Various

Equity in income of affiliates	$(27.8)	$(19.6)	$(47.0)	$(13.5)

In October 2006 (fiscal 2007), concurrent with the Company’s acquisition of Armour-Eckrich, Carolina Turkeys, LLC, an existing partnership of which the Company owns 49%, financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball, LLC (Butterball). The Company accounts for its investment in Butterball as an equity investment and records 49% of the earnings of Butterball in the “Equity in income of affiliates” line of its consolidated statements of income and in the Other segment.

In August 2006 (fiscal 2007), the Company completed its investment in Groupe Smithfield S.L. (Groupe Smithfield), a 50/50 joint venture, which purchased the European meats business of Sara Lee Corporation, for $575.0 million in cash, plus the assumption of excess pension related liabilities of approximately $39.0 million. To form the joint venture, the Company contributed its French operations, Jean Caby, previously reported in the International segment, and cash of €50.0 million (approximately $63.1 million) and Oaktree Capital Management, LLC contributed cash of €108.9 million (approximately $137.4 million) and a contingent, convertible note of €40.0 million (approximately $50.4 million). The Company accounts for its investment in Groupe Smithfield as an equity investment and records 50% of the earnings of Groupe Smithfield in the “Equity in income of affiliates” line of its consolidated statements of income and in the International segment. Prior to the contribution to Groupe Smithfield, sales and operating losses from Jean Caby were $98.9 million and $6.5 million, respectively, for the 26 weeks ended October 29, 2006.

Discontinued Operations

In April 2007 (fiscal 2007), the Company decided to exit the alternative fuels business and dispose of substantially all of the assets of Smithfield Bioenergy, LLC (SBE). As a result, SBE is being reported as a discontinued operation. As of April 29, 2007, substantially all the assets of SBE were classified together in one “disposal group,” as defined by Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), with the anticipation that all SBE assets would be sold together in a single transaction. During the first quarter of fiscal 2008, the Company determined, based upon negotiations with interested parties and other ongoing disposal efforts, that changes to the plan of sale were necessary as the Company believes it is unlikely that substantially all the assets of SBE will be sold together in a single transaction. Consequently, the Company began marketing two separate asset disposal groups, representing SBE’s bio-diesel and methanol assets. SFAS 144 requires adjustments to the carrying value of assets held for sale if their fair value, less any selling costs, is less than carrying value. An impairment charge of $6.7 million, net of tax of $3.8 million, was recorded in the first quarter of fiscal 2008 to reflect the methanol asset disposal group at its estimated fair value. The Company has determined that no impairment exists for the bio-diesel asset disposal group. Substantially all of the assets of both the bio-diesel and methanol asset disposal groups represent property, plant and equipment.

SBE had sales and an after-tax loss from discontinued operations of $15.8 million and $2.1 million, respectively, for the 26 weeks ended October 28, 2007. SBE had sales and an after-tax loss from discontinued operations of $7.5 million and $2.7 million, respectively, for the 26 weeks ended October 29, 2006.

In August 2006 (fiscal 2007), the Company completed the sale of substantially all of the assets and business of Quik-to-Fix, Inc. (Quik-to-Fix) for $28.2 million. During the first quarter of fiscal 2007, the Company recorded an after-tax write down on the assets of Quik-to-Fix totaling $10.4 million. Quik-to-Fix had sales of $21.5 million and an after-tax loss of $3.9 million, for the 26 weeks ended October 29, 2006.

Beef Export Markets

Export markets for U.S. beef products remain mostly closed following the discovery of a case of Bovine Spongiform Encephalopathy in the State of Washington in fiscal 2004, as well as several other isolated cases, negatively affecting beef margins. Although Japan announced an agreement to move towards restarting partial trade in U.S. beef from animals 20 months and younger and South Korea reopened partial trade in U.S. beef from animals 30 months and younger, the vast majority of U.S. beef remains ineligible for export to key Asian markets. Beef margins were also affected by higher cattle prices.

Derivative Accounting

The operating results for the 13 and 26 weeks ended October 28, 2007 reflect the Company’s decision in the third quarter of fiscal 2007 to discontinue the use of hedge accounting for its commodity derivatives. The operating results for the 13 and 26 weeks ended October 29, 2006 reflect the application of hedge accounting for commodity derivatives that had qualified and been designated as a hedge for accounting purposes. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method). The results of both mark-to-market and hedge accounting are reflected in the “Cost of sales” line in the Company’s Consolidated Statements of Income.

Results of Continuing Operations for the 13 Weeks Ended October 28, 2007 and October 29, 2006

The following table presents sales by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	October 28, 2007	October 29, 2006	$ Change
Pork	$2,343.5	$1,834.4	$509.1
Beef	722.4	632.8	89.6
International	274.2	220.6	53.6
Hog Production	614.8	463.7	151.1
Other	35.9	33.9	2.0

	3,990.8	3,185.4	805.4
Intersegment sales	(526.6)	(381.2)	(145.4)

Total sales	$3,464.2	$2,804.2	$660.0

Total sales increased $660.0 million, or 24%, to $3,464.2 million for the 13 weeks ended October 28, 2007 from $2,804.2 million for the 13 weeks ended October 29, 2006.

Pork segment sales increased $509.1 million, or 28%, to $2,343.5 million for the 13 weeks ended October 28, 2007 from $1,834.4 million for the 13 weeks ended October 29, 2006. The increase is primarily the result of the acquisitions of Armour-Eckrich and PSF. Including these acquisitions, total pork volumes increased 23% with fresh pork volumes increasing 25% and packaged meats volumes increasing 21%. Excluding these acquisitions, total pork volumes decreased 2% with fresh pork volumes decreasing 8% and packaged meats volumes increasing 5%. These changes reflect the Company’s continued focus on rationalizing lower margin products in favor of higher margin, more fully processed products. Average unit selling price in the Pork segment, including acquisitions increased 5% and excluding acquisitions, increased 3% for the 13 weeks ended October 28, 2007 as compared to the 13 weeks ended October 29, 2006.

Beef segment sales increased $89.6 million, or 14%, to $722.4 million for the 13 weeks ended October 28, 2007 from $632.8 million for the 13 weeks ended October 29, 2006. The increase is reflective of the beef processing environment becoming more favorable with volumes and exports increasing. These factors yielded an 8% increase in the average unit selling price and a 4% increase in total beef volumes.

International segment sales increased $53.6 million, or 24%, to $274.2 million for the 13 weeks ended October 28, 2007 from $220.6 million for the 13 weeks ended October 29, 2006. Excluding the impact of foreign currency translation, sales increased 11%. Excluding the prior year sales of Jean Caby, which was contributed to the Groupe Smithfield joint venture, total meat volumes increased 12% with fresh pork volumes increasing 10% and packaged meats volumes increasing 15%. Additionally, the average unit selling price, excluding the impact of foreign currency translation, increased 6% from the prior year period reflecting a change in the product mix.

HP segment sales increased $151.1 million, or 33%, to $614.8 million for the 13 weeks ended October 28, 2007 from $463.7 million for the 13 weeks ended October 29, 2006. The increase is mainly due to the acquisition of PSF, which contributed $141.2 million in sales for the 13 weeks ended October 28, 2007. Including the acquisition, the Company sold 36% more head domestically than in the year ago period. Excluding the PSF acquisition, the Company sold 2% more head reflecting the emergence from the negative affects that Circovirus has had on the Company’s east coast livestock operations.

Other segment sales increased $2.0 million, or 6%, to $35.9 million for the 13 weeks ended October 28, 2007 from $33.9 million for the 13 weeks ended October 29, 2006. The increase is mainly due to a combination of volume and price changes at the Company’s turkey production operations.

Gross profit increased $28.5 million, or 11%, to $292.0 million for the 13 weeks ended October 28, 2007 from $263.5 million for the 13 weeks ended October 29, 2006. The increase was mainly the result of increased profitability in the Pork segment, reflecting a significant expansion in packaged meats margins, a much improved fresh pork environment late in the quarter, the contribution of PSF and a full quarter of results from Armour-Eckrich. This was partially offset by decreased profitability in the HP segment which experienced significantly higher raising costs and a $13.0 million charge related to a CSF outbreak in its Romanian hog production operations.

Selling, general and administrative expenses increased $58.2 million, or 34%, to $231.7 million for the 13 weeks ended October 28, 2007 from $173.5 million for the 13 weeks ended October 29, 2006. This increase was mainly due to the inclusion of selling, general and administrative expenses of acquired businesses and a $31.5 million negative impact from foreign currency translation. In the current year period, the Company had a loss of $25.0 million related to foreign currency fluctuations compared to a gain of $6.5 million in the prior year period.

Equity in income of affiliates increased $8.2 million, or 42%, to $27.8 million for the 13 weeks ended October 28, 2007 from $19.6 million for the 13 weeks ended October 29, 2006. The increase was mainly due to the increase in equity income in the current year period from the Company’s investments in Five Rivers, Butterball and Groupe Smithfield.

The following table presents operating profit by reportable segment for the fiscal periods indicated:

	13 Weeks Ended
(In millions)	October 28, 2007	October 29, 2006	$ Change
Pork	$62.9	$22.7	$40.2
Beef	2.8	6.0	(3.2)
International	9.2	7.8	1.4
Hog Production	18.6	77.9	(59.3)
Other	12.9	12.3	0.6
Corporate	(18.3)	(17.1)	(1.2)

Total operating profit	88.1	109.6	(21.5)
Interest expense	(58.5)	(43.2)	(15.3)

Income from continuing operations before income tax	$29.6	$66.4	$(36.8)

Total operating profit decreased $21.5 million, or 20%, to $88.1 million for the 13 weeks ended October 28, 2007 from $109.6 million for the 13 weeks ended October 29, 2006.

Pork segment operating profit increased $40.2 million to $62.9 million for the 13 weeks ended October 28, 2007 from $22.7 million for the 13 weeks ended October 29, 2006. The increase is attributable to a significant improvement in packaged meats margins, the acquisition of PSF in May 2007 and a full quarter of results from Armour-Eckrich. Excluding the effects of Armour-Eckrich and PSF, the segment’s packaged meats volumes grew by 5% with volumes in higher margin categories including pre-cooked bacon and smoked spiral hams increasing more than 21%. Including Armour-Eckrich and PSF, the segment’s packaged meats volumes grew by 21%. These increases reflect the Company’s continued focus on rationalizing lower margin products in favor of higher margin more fully processed products. Also contributing to the increase in the Pork segment operating profit were the Company’s fresh pork results which had a much improved environment late in the quarter. Fresh pork volumes remained under significant pressure, however, decreasing 8% from the prior year’s period mainly due to the increased use of fresh pork internally for packaged meats production.

Beef segment operating profit decreased $3.2 million to $2.8 million for the 13 weeks ended October 28, 2007 from $6.0 million for the 13 weeks ended October 29, 2006. Operating profit in beef processing decreased mainly due to higher cattle costs which was partially offset by higher demand both domestically and in the export market. Losses continued at the Company’s wholly-owned cattle feeding operations while its cattle feeding investments showed improvement over the prior year period as a result of increased prices in the cattle markets. The Company’s investment in Five Rivers reported a profit of $11.4 million versus a profit of $3.3 million in the prior year quarter.

International segment operating profit increased $1.4 million, or 18% to $9.2 million for the 13 weeks ended October 28, 2007 from $7.8 million for the 13 weeks ended October 29, 2006. The increase is mainly due to significantly improved results in the Company’s Polish operations and the Company’s investment in the Groupe Smithfield joint venture in spite of a $6.2 million unfavorable swing in quarter-to-quarter foreign currency translation. The Company’s Polish operations were profitable, in part contributing to a 15% increase in packaged meats volumes and a 10% increase in fresh pork volumes in the segment. In the prior year period, Groupe Smithfield had equity income of $3.2 million as compared to $6.1 million in equity income recorded in the current year period. Romanian operating profit suffered due to foreign currency losses and a temporary shutdown of the plant due to the CSF outbreak at the Company’s Romanian hog farms.

HP segment operating profit decreased $59.3 million, or 76%, to $18.6 million for the 13 weeks ended October 28, 2007 from $77.9 million for the 13 weeks ended October 29, 2006. Raising costs, as calculated on a cash market basis, in the segment increased to $49 per hundred-weight in the current year period from $41 per hundred-weight in the prior year period. Excluding the PSF operations, the Company had a 2% increase in domestic head brought to market. This increase is reflective of the Company beginning to emerge from the negative effects of Circovirus that existed in the Company’s east coast livestock operations throughout the 2007 fiscal year. The segment was negatively impacted by a $19.1 million foreign exchange loss in the current year period as compared to a gain of $0.6 million in the prior year period. In addition, the Company experienced a write-down in the segment of $13.0 million related to the liquidation of livestock inventory and clean up costs associated with the CSF outbreak at three of the Company’s Romanian farms.

Other segment operating profit increased $0.6 million to $12.9 million for the 13 weeks ended October 28, 2007 from $12.3 million for the 13 weeks ended October 29, 2006. The Company recorded equity income of $11.7 million in the current year period as compared to $7.2 million in the prior year period from its Butterball investment due to a full quarter of results in the current quarter. This was partially offset by a decrease in operating profits at the Company’s turkey growing operations which had been impacted by increased feed costs.

Corporate expenses increased $1.2 million, or 7%, to $18.3 million for the 13 weeks ended October 28, 2007 from $17.1 million for the 13 weeks ended October 29, 2006.

Interest expense increased $15.3 million, or 35%, to $58.5 million for the 13 weeks ended October 28, 2007 from $43.2 million for the 13 weeks ended October 29, 2006. The increase was mainly due to increased debt and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate increased to 37% for the 13 weeks ended October 28, 2007 as compared to 30% for the 13 weeks ended October 29, 2006. The increase is mainly due to a higher percentage of profits in higher tax jurisdictions and under utilization of benefits in jurisdictions with operating losses and penalties and interest from the adoption of FIN 48 included in the current year period.

Results of Continuing Operations for the 26 Weeks Ended October 28, 2007 and October 29, 2006

The following table presents sales by reportable segment for the fiscal periods indicated:

	26 Weeks Ended
(In millions)	October 28, 2007	October 29, 2006	$ Change
Pork	$4,571.7	$3,570.1	$1,001.6
Beef	1,477.1	1,256.5	220.6
International	520.9	502.4	18.5
Hog Production	1,220.4	922.1	298.3
Other	73.5	73.9	(0.4)

	7,863.6	6,325.0	1,538.6
Intersegment sales	(1,035.2)	(751.9)	(283.3)

Total sales	$6,828.4	$5,573.1	$1,255.3

Total sales increased $1,255.3 million, or 23%, to $6,828.4 million for the 26 weeks ended October 28, 2007 from $5,573.1 million for the 26 weeks ended October 29, 2006.

Pork segment sales increased $1,001.6 million, or 28%, to $4,571.7 million for the 26 weeks ended October 28, 2007 from $3,570.1 million for the 26 weeks ended October 29, 2006. The increase is primarily the result of the acquisitions of Armour-Eckrich and PSF. Including the acquisitions of Armour-Eckrich and PSF, total pork volumes increased 20% with fresh pork volumes increasing 17% and packaged meats volumes increasing 24%. Excluding these acquisitions, total pork volumes decreased 5% with fresh pork volumes decreasing 12% and packaged meats volumes increasing 4%. This decrease is reflective of the Company’s continued focus on rationalizing lower margin products in favor of higher margin, more fully processed products. Average unit selling price in the Pork segment including acquisitions increased 8% and, excluding acquisitions, increased 4% for the 26 weeks ended October 28, 2007 as compared to the 26 weeks ended October 29, 2006.

Beef segment sales increased $220.6 million, or 18%, to $1,477.1 million for the 26 weeks ended October 28, 2007 from $1,256.5 million for the 26 weeks ended October 29, 2006. The increase is reflective of the beef processing environment becoming more favorable with volumes and exports increasing. These factors yielded a 13% increase in the average unit selling price and a 4% increase in total beef volumes.

International segment sales increased $18.5 million, or 4%, to $520.9 million for the 26 weeks ended October 28, 2007 from $502.4 million for the 26 weeks ended October 29, 2006. The increase was mainly due to significantly improved results in the Company’s Polish operations partially offset by the prior year contribution of Jean Caby to the Groupe Smithfield joint venture. In the current year period, total pork volumes increased 15% with fresh pork volumes increasing 14% and packaged meats volumes increasing 17%. Average unit selling price increased 4% including foreign currency translation and decreased 7% excluding foreign currency translation. The prior year sales of Jean Caby were $98.9 million.

HP segment sales increased $298.3 million, or 32%, to $1,220.4 million for the 26 weeks ended October 28, 2007 from $922.1 million for the 26 weeks ended October 29, 2006. The increase is mainly due to the acquisition of PSF, which contributed $270.6 million in sales and a 29% increase in hogs sold in Eastern Europe, partially offset by a 1% decrease in live hog prices. Including the acquisition, the Company sold 28% more head domestically than in the year ago period. Excluding the PSF acquisition, the Company sold 5% fewer head reflecting the negative affects that Circovirus has had on the Company’s east coast livestock operations in the Company’s first quarter of fiscal 2008.

Other segment sales decreased $0.4 million, or 1%, to $73.5 million for the 26 weeks ended October 28, 2007 from $73.9 million for the 26 weeks ended October 29, 2006. The decrease is mainly due to lower average unit selling prices at the Company’s turkey production operations.

Gross profit increased $59.4 million, or 11%, to $600.7 million for the 26 weeks ended October 28, 2007 from $541.3 million for the 26 weeks ended October 29, 2006. The increase was mainly the result of increased profitability in the Pork segment reflecting a significant expansion in packaged meats margins, the contribution of PSF acquired in May 2007 and a full two quarters of results from Armour-Eckrich. This was partially offset by declines in the HP segment on significantly higher raising costs and the one-time effect of the $13.0 million charge in the Romanian hog production operations related to CSF.

Selling, general and administrative expenses increased $66.5 million, or 19%, to $412.5 million for the 26 weeks ended October 28, 2007 from $346.0 million for the 26 weeks ended October 29, 2006. This increase was mainly due to the inclusion of selling, general and administrative expenses of acquired businesses and an $8.0 million negative impact in foreign currency period-to-period changes. This increase was partially offset by the contribution of Jean Caby in the prior year period to the Groupe Smithfield joint venture.

Equity in income of affiliates increased $33.5 million to $47.0 million for the 26 weeks ended October 28, 2007 from $13.5 million for the 26 weeks ended October 29, 2006. The increase was mainly due to the increase in equity income in the current year period from the Company’s investments in Five Rivers, Butterball and Groupe Smithfield.

The following table presents operating profit by reportable segment for the fiscal periods indicated:

	26 Weeks Ended
(In millions)	October 28, 2007	October 29, 2006	$ Change
Pork	$89.4	$40.5	$48.9
Beef	21.9	10.9	11.0
International	24.1	7.3	16.8
Hog Production	111.6	166.3	(54.7)
Other	23.6	18.6	5.0
Corporate	(35.4)	(34.8)	(0.6)

Total operating profit	235.2	208.8	26.4
Interest expense	(110.3)	(83.4)	(26.9)

Income from continuing operations before income tax	$124.9	$125.4	$(0.5)

Total operating profit increased $26.4 million, or 13%, to $235.2 million for the 26 weeks ended October 28, 2007 from $208.8 million for the 26 weeks ended October 29, 2006.

Pork segment operating profit increased $48.9 million to $89.4 million for the 26 weeks ended October 28, 2007 from $40.5 million for the 26 weeks ended October 29, 2006. Excluding the effects of the Armour-Eckrich and PSF acquisitions, the segment’s packaged meats volumes grew by 4% with volumes in pre-cooked bacon and smoked boneless hams increasing more than 10%. Including these acquisitions, the segment’s packaged meats volumes grew by 24%. These increases reflect the Company’s continued focus on rationalizing lower margin products in favor of higher margin, more fully processed products. Partially offsetting the increases were the Company’s fresh pork results. Fresh pork volumes remained under significant pressure with volumes decreasing 12% from the prior year’s period due in part to the increased use of fresh pork internally for packaged meats production.

Beef segment operating profit increased $11.0 million to $21.9 million for the 26 weeks ended October 28, 2007 from $10.9 million for the 26 weeks ended October 29, 2006. Improved results in beef processing, due to higher demand both domestically and in the export market, more than offset the effect of higher cattle costs and the losses related to the Company’s wholly-owned cattle feeding operations. The Company’s cattle feeding investments showed improvement over the prior year period as a result of increased prices in the cattle markets. The Company’s investment in Five Rivers reported a profit of $16.4 million versus a loss of $2.1 million in the prior year period.

International segment operating profit increased $16.8 million to $24.1 million for the 26 weeks ended October 28, 2007 from $7.3 million for the 26 weeks ended October 29, 2006. The increase is due to a significant increase in equity income from Groupe Smithfield, $6.5 million in operating losses in the prior year from Jean Caby prior to the Company contributing it to Groupe Smithfield, and strong results in the Company’s Polish operations. The Company’s Polish operations contributed to a 17% increase in packaged meats volumes and a 14% increase in fresh pork volumes in the segment. Offsetting these increases were less favorable results in Romania, primarily on a $4.8 million unfavorable foreign currency period-to-period change.

HP segment operating profit decreased $54.7 million, or 33%, to $111.6 million for the 26 weeks ended October 28, 2007 from $166.3 million for the 26 weeks ended October 29, 2006. Raising costs in the segment increased to $49 per hundred-weight in the current year period from $41 per hundred-weight in the prior year period. Excluding the PSF operations, the Company marketed 5% fewer head. This reflects the negative impact that Circovirus has had in the Company’s east coast hog production operations. The Company is, however, beginning to see results from the vaccine that it has been administering and improvements in livability are occurring. The segment also was negatively impacted by a $0.6 million loss in foreign currency exchange in the current year period as compared to a gain of $1.5 million the prior year period.

Other segment operating profit increased $5.0 million, or 27%, to $23.6 million for the 26 weeks ended October 28, 2007 from $18.6 million for the 26 weeks ended October 29, 2006. The Company recorded equity income of $19.1 million in the current year period as compared to $4.0 million in the prior year period from its investment in Butterball acquired in October 2006. This was offset by decreased operating profit in the Company’s turkey growing operations primarily due to increased feed costs.

Corporate expenses increased $0.6 million, or 2%, to $35.4 million for the 26 weeks ended October 28, 2007 from $34.8 million for the 26 weeks ended October 29, 2006.

Interest expense increased $26.9 million, or 32%, to $110.3 million for the 26 weeks ended October 28, 2007 from $83.4 million for the 26 weeks ended October 29, 2006. The increase was mainly due to increased debt and higher rates on variable rate debt. The increase in debt was mainly used to fund acquisitions and other investments.

The effective income tax rate increased to 35% for the 26 weeks ended October 28, 2007 as compared to 31% for the 26 weeks ended October 29, 2006. The increase is mainly due to a higher percentage of profits in higher tax jurisdictions and under utilization of benefits in jurisdictions with operating losses.

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

Cash Flows from Operating Activities

Cash used in operations was $109.7 million for the 26 weeks ended October 28, 2007 as compared to $105.5 million for the 26 weeks ended October 29, 2006. The use of cash in both periods is mainly due to working capital needs primarily the result of an increase of inventory and accounts receivable that is typical for the Company in October leading up to the holiday season.

Cash Flows from Investing Activities

Cash used in investing activities was $271.8 million for the 26 weeks ended October 28, 2007 and $499.0 million for the 26 weeks ended October 29, 2006. The use of cash was mainly due to the Company’s acquisition of PSF and increased capital expenditures in the current year. Capital expenditures in the 26 weeks ended October 28, 2007 totaled $235.1 million, as compared to $222.1 million in the 26 weeks ended October 29, 2006. Capital expenditures are related mainly to packaged meats expansion, plant improvement projects and additional hog production facilities. As of October 28, 2007, the Company had approved capital expenditures of $208.2 million mainly for packaged meats and foreign farm expansion as well as Romanian plant renovation and production efficiency projects. These commitments are expected to be funded over the next several years.

In May 2007 (fiscal 2008), the Company acquired PSF, one of the largest vertically integrated providers of pork products in the U.S., producing pork products for the retail, wholesale, foodservice, further processor and export markets. The Company paid cash of $40.0 million and issued 21.6 million shares of its common stock for PSF. The Company used available funds under the U.S. Credit Facility to pay for the cash portion of the consideration and the repayment of the assumed debt of $125.0 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $406.4 million for the 26 weeks ended October 28, 2007 and $598.4 million for the 26 weeks ended October 29, 2006. While overall Company borrowings are higher, borrowings for the current year period are lower than the same period last year.

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

In August 2006 (fiscal 2007), the Company exercised its option to increase the amount committed under the U.S. Credit Facility by $200 million, resulting in at the time $1.2 billion of available borrowings under the U.S. Credit Facility. In connection with this increase, the Company elected to prepay $70.5 million of variable interest senior notes which would have matured in 2011 and the Company repaid, at maturity, $101.5 million of senior notes.

As of October 28, 2007, the Company had aggregate credit facilities totaling $1,740.7 million including unused capacity of $278.5 million, of which $252.5 million represents unused capacity under the U.S. Credit Facility. The Company had net repayments of $29.0 million on the U.S. Credit Facility during the 26 weeks ended October 28, 2007 and had net borrowings of $276.1 million on the U.S. Credit Facility during the 26 weeks ended October 29, 2006.

In November 2007 (fiscal 2008), the Company exercised its option to increase the amount committed under the U.S. Credit Facility by $75.0 million, resulting in $1.275 billion of available borrowings under the U.S. Credit Facility. The amount committed under the U.S. Credit Facility may be increased up to $1.35 billion at the Company’s request under certain conditions.

In August 2006 (fiscal 2007), the Company and its subsidiary, Smithfield Capital Europe BV (Smithfield Capital Europe), entered into a €300.0 million (approximately $431.8 million) secured revolving credit facility (the EURO Credit Facility). In August 2009, 16% of the facility will terminate with the remaining facility terminating in August 2010. Smithfield Capital Europe may draw down funds as a revolving loan under the facility and the proceeds of any borrowings under the EURO Credit Facility may be used for general corporate purposes. As of October 28, 2007, the EURO Credit Facility was fully drawn down. The EURO Credit Facility is secured by the Company’s shares of Campofrío stock and all of the share capital of the Company’s Romanian operations and Polish hog production operations. In addition, the Company and three of its European subsidiaries have unconditionally guaranteed Smithfield Capital Europe’s obligations, including payment obligations, under the EURO Credit Facility.

On December 3, 2007, Standard & Poor’s Rating Services (S&P) placed the Company’s ‘BB+’ credit rating on negative watch. The interest rates on the majority of the Company’s variable interest rate debt would be affected by a downgrade in the credit rating. If S&P were to downgrade the Company’s credit rating by one level, the variable interest rate on the Company’s U.S. Credit Facility would be affected by 0.25% and the variable interest rate on the EURO Credit Facility would increase by 0.10%. Based on amounts outstanding at October 28, 2007, the pretax impact to earnings of such a downgrade would be approximately $2.5 million annually, all of which would be related to increased interest expense.

In October 2007 (fiscal 2008), the Company secured short-term, uncommitted lines of credit from two of our existing bank lenders totaling $100.0 million. As of October 28, 2007 and as of the date of this report, the Company had not drawn down any funds on the lines. The Short-term Credit Agreements are set to expire in December 2007 (fiscal 2008) but may be extended by mutual agreements of the parties.

The Company has been authorized to repurchase up to 20.0 million shares of its common stock under a plan approved in May 1999, as amended time-to-time. The Company did not purchase any stock under the plan during the first half of fiscal 2008 or during the first half of fiscal 2007. As of October 28, 2007, the Company had repurchased 17,126,570 shares of its common stock and had 2,873,430 shares remaining under a 20.0 million share repurchase program.

Contractual Obligations and Commercial Commitments. The following table provides information about the Company’s contractual obligations and commercial commitments as of October 28, 2007:

	Payments Due By Period
	Total	< 1 Year	2-3 Years	4-5 Years	>5 Years
	(in millions)
Long-term debt(1)	$3,642.8	$235.3	$1,798.9	$703.2	$905.4
Interest	975.2	222.2	399.1	184.9	169.0
Capital lease obligations, including interest	0.8	0.8	—	—	—
Operating leases	286.8	56.1	88.0	61.5	81.2
Capital expenditure commitments	208.2	108.2	50.0	50.0	—
Purchase obligations:
Hog procurement(2)	3,990.1	1,227.8	1,371.1	945.7	445.5
Cattle procurement(3)	350.1	350.1	—	—	—
Contract hog growers(4)	1,052.0	291.7	390.5	272.6	97.2
Other(5)	563.2	297.4	173.7	30.7	61.4

Total	$11,069.2	$2,789.6	$4,271.3	$2,248.6	$1,759.7

(1)

Included in the current portion of long-term debt is $182.1 million of senior subordinated notes that come due in February 2008. The Company intends to explore various alternatives for paying the current portion including, but not limited to, the use of cash flows from operations, using availability under its various revolving credit facilities and accessing the debt markets.

(2)

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

(3)

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

(4)

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

(5)

Includes forward grain contracts which, if valued at October 28, 2007 market prices, would be $129.0 million. It also includes the Company’s original estimate of $100.0 million, allocated over two years, for the Company’s contribution to the construction of a beef processing plant (see “Cash Flows from Investing Activities” for more detail) and $100.0 million, allocated at $10.0 million per year for the next ten years, which represents the Company’s current estimated cost for the Company’s transition to group pens from gestation stalls.

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

For complete quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2007. The Company’s exposure to market risk from commodities is detailed below.

The following table presents the sensitivity of the fair value of the Company’s open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of October 28, 2007 and April 29, 2007.

	October 28, 2007	April 29, 2007
	(in millions)
Livestock	$63.7	$154.4
Grains	107.2	11.5
Interest rates	4.2	2.5
Foreign currency	1.6	7.6

Item 4.	Controls and Procedures

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

As previously disclosed in the Company’s Annual Report on Form 10-K filed on June 28, 2007, a putative class action complaint was filed on behalf of shareholders of Pennexx Foods, Inc. (Pennexx) in the United States District Court for the Eastern District of Pennsylvania (the District Court) in July 2003 against Pennexx, its directors (including two of the Company’s officers who were former directors of Pennexx) and the Company. In June 2005, the District Court dismissed the class action without prejudice for lack of prosecution. The class action plaintiff filed a Notice of Appeal of the District Court’s dismissal with the U.S. Court of Appeals for the Third Circuit (the Third Circuit) in July 2005. In late September 2007, the Third Circuit affirmed the District Court’s ruling and the case was dismissed.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q filed on September 7, 2007, a nuisance lawsuit entitled William J. Engel, III, et al. v. PSF, et al. was filed in the Circuit Court of Worth County, Missouri in June 2005 and later transferred to Holt County, Missouri. On November 1, 2007, this lawsuit was settled for approximately $13,000 and the case has been dismissed.

With respect to the putative class action lawsuit, Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc., PSF, and PSF Group Holdings, Inc., previously disclosed in the Company’s Quarterly Report on Form 10-Q filed on September 7, 2007, the court’s order granting PSF’s motion to sever the cases and transfer venue stands, the plaintiffs’ appeals having been exhausted.

In the second quarter of fiscal 2008, the Company was assessed by, and paid to, environmental regulatory authorities in Romania fines totaling approximately $162,000 for failing to have specified environmental permits at certain of the Company’s farms in Romania.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K for fiscal 2007 includes a listing of risk factors to be considered by investors in the Company’s securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 30 to August 26, 2007	2,338	(1)	$31.06	—	2,873,430
August 27 to September 30, 2007	—		—	—	2,873,430
October 1 to October 28, 2007	2,320	(1)	28.50	—	2,873,430

Total	4,658	(1)	$29.78	—	2,873,430

(1)	The purchases were made in open market transactions and the shares are held in a rabbi trust under the Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (the Directors Plan) to mirror deferred stock grants and fee deferrals. The Directors Plan was approved by the Company’s shareholders on August 26, 2005 and authorizes 300,000 shares for distribution to non-employee directors under its terms.
(2)	As of October 28, 2007, the Company’s board of directors had authorized the repurchase of up to 20,000,000 shares of the Company’s common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares the Company may repurchase under the plan were authorized on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held August 29, 2007.

(b)	Not applicable.

(c)	There were 134,220,110 shares of the Company’s Common Stock outstanding as of July 11, 2007, the record date for the 2007 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote. A total of 115,965,820 votes (or 86.40% of the total) were cast.

All of the Board of Directors’ nominees for directors of the Company were elected with the following vote:

Director Nominee	Votes For	Votes Withheld	Broker Non-Votes
Paul J. Fribourg	106,380,523	9,585,297	0
Ray A. Goldberg	113,541,496	2,424,324	0
John T. Schwieters	113,756,343	2,209,477	0
Melvin O. Wright	114,416,692	1,549,128	0
Paul S. Trible, Jr.	108,318,529	7,647,291	0

A proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 27, 2008 was approved by the shareholders with the following vote:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
115,297,508	439,479	228,833	0

A proposal from a shareholder requiring the Company to obtain shareholder approval for specified acquisition transactions was not approved by the shareholders. The vote on the proposal was as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
2,510,238	92,272,412	4,379,202	16,803,968

(d)	Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws effective May 7, 2007, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2007).

Exhibit 4.1	—	Amendment Agreement No. 2 dated as of October 1, 2007, among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004 relating to $225,000,000 in senior secured notes, series I through L (filed herewith).

Exhibit 4.2	—	Amendment dated as of October 26, 2007, among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004 relating to $225,000,000 in senior secured notes, series I through L (filed herewith).

Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	—	Certification of Carey J. Dubois, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	—	Certification of Carey J. Dubois, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/ CAREY J. DUBOIS
Carey J. Dubois
Vice President and Chief Financial Officer

/s/ KENNETH M. SULLIVAN
Kenneth M. Sullivan
Vice President and Chief Accounting Officer

Date: December 7, 2007