Form 10-Q
period 2008-01-27
SMITHFIELD FOODS INC
filed 2008-03-07
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2008

COMMISSION FILE NUMBER 1-15321

SMITHFIELD FOODS, INC.

200 Commerce Street

Smithfield, Virginia 23430

(757) 365-3000

Virginia	52-0845861
(State of Incorporation)	(I.R.S. Employer Identification Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 27, 2008, 134,397,836 shares of the registrant’s Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Sales	$3,789.5	$3,276.7	$10,617.9	$8,849.8
Cost of sales	3,384.8	2,985.5	9,612.5	8,017.3

Gross profit	404.7	291.2	1,005.4	832.5
Selling, general and administrative expenses	253.1	193.5	665.6	539.5
Interest expense	63.3	44.3	173.6	127.7
Equity in income of affiliates	(14.7)	(26.7)	(61.7)	(40.2)

Income from continuing operations before income taxes	103.0	80.1	227.9	205.5
Income taxes	43.9	18.0	88.1	57.1

Income from continuing operations	59.1	62.1	139.8	148.4
Loss from discontinued operations, net of tax of $(0.9), (1.0), (2.1) and (4.7)	(1.6)	(1.7)	(3.7)	(8.3)
Loss on disposal of discontinued operations, net of tax of $(1.6), (5.4) and (5.9)	(2.9)	—	(9.6)	(10.4)

Net income	$54.6	$60.4	$126.5	$129.7

Income per share:
Basic
Continuing operations	$.44	$.55	$1.04	$1.33
Discontinued operations	(.03)	(.01)	(.10)	(.17)

Net income per common share	$.41	$.54	$.94	$1.16

Diluted
Continuing operations	$.44	$.55	$1.04	$1.33
Discontinued operations	(.03)	(.01)	(.10)	(.17)

Net income per diluted common share	$.41	$.54	$.94	$1.16

Weighted average shares outstanding:
Basic	134.3	111.9	133.8	111.5
Effect of dilutive stock options	0.2	0.3	0.1	0.3

Diluted	134.5	112.2	133.9	111.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	January 27, 2008	April 29, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63.9	$57.8
Accounts receivable, net	839.1	689.1
Inventories	2,226.0	1,805.8
Prepaid expenses and other current assets	90.9	152.3
Assets of discontinued operations held for sale	20.3	28.7

Total current assets	3,240.2	2,733.7

Property, plant and equipment	4,451.8	3,678.7
Accumulated depreciation	(1,531.2)	(1,333.6)

Property, plant and equipment, net	2,920.6	2,345.1

Goodwill	896.0	632.5
Investments	799.7	701.8
Intangible assets	403.9	365.3
Other assets	244.0	190.2

Total assets	$8,504.4	$6,968.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$31.9	$15.2
Current portion of long-term debt and capital lease obligations	250.9	239.1
Accounts payable	639.2	524.0
Accrued expenses and other current liabilities	663.5	537.4
Liabilities of discontinued operations held for sale	1.1	45.5

Total current liabilities	1,586.6	1,361.2

Long-term debt and capital lease obligations	3,324.1	2,838.6
Other liabilities	595.0	514.1
Minority interests	16.6	13.9

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 134,397,836 and 112,423,866 issued and outstanding	67.2	56.2
Additional paid-in capital	1,123.3	510.1
Stock held in trust	(52.6)	(52.5)
Retained earnings	1,836.1	1,724.8
Accumulated other comprehensive income	8.1	2.2

Total shareholders’ equity	2,982.1	2,240.8

Total liabilities and shareholders’ equity	$8,504.4	$6,968.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	39 Weeks Ended
	January 27, 2008	January 28, 2007
	(Unaudited)
Cash flows from operating activities:
Net income	$126.5	$129.7
Adjustments to reconcile net cash flows from operating activities:
Equity in income of affiliates	(61.7)	(40.2)
Loss from discontinued operations, net of tax	13.3	18.7
Impairment loss	0.6	4.2
Depreciation and amortization	208.1	170.0
Changes in operating assets and liabilities and other, net of effect of acquisitions:
Accounts receivable	(113.8)	(113.1)
Prepaid expenses and other current assets	38.0	2.6
Inventories	(191.8)	(89.1)
Accounts payable	85.7	83.2
Accrued expenses and other liabilities	(22.3)	163.2
Other	14.7	(113.5)

Net cash flows from operating activities	97.3	215.7

Cash flows from investing activities:
Capital expenditures, net of proceeds from disposals	(354.9)	(350.3)
Business acquisitions	(41.8)	(238.7)
Business dispositions	—	31.4
Investments and other	17.5	(67.0)

Net cash flows from investing activities	(379.2)	(624.6)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and changes in notes payable	517.1	(13.7)
Principal payments on long-term debt and capital lease obligations	(214.1)	(233.8)
Net (repayments) borrowings on revolving credit facilities	(33.0)	628.9
Other	(6.8)	1.3

Net cash flows from financing activities	263.2	382.7

Cash flows from discontinued operations:
Net cash flows from operating activities	0.1	(4.1)
Net cash flows from investing activities	(0.4)	(1.6)
Net cash flows from financing activities	0.3	5.7

Net cash flows from discontinued operations activities	—	—

Effect of foreign exchange rate changes on cash	24.8	1.9
Net change in cash and cash equivalents	6.1	(24.3)
Cash and cash equivalents at beginning of period	57.8	89.4

Cash and cash equivalents at end of period	$63.9	$65.1

Non-cash investing and financing activities:
Common stock issued for acquisition	$620.5	$—

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: General

Smithfield Foods, Inc., together with its subsidiaries (the “Company,” “we,” “us” or “our”), is the largest hog producer and pork processor in the world and the fifth largest beef processor in the United States (U.S.). We conduct our business through six reporting segments: Pork, Beef, International, Hog Production (HP), Other and Corporate, each of which is composed of a number of subsidiaries.

You should read these statements in conjunction with the audited consolidated financial statements and the related notes which are included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2007. The enclosed interim consolidated condensed financial information is unaudited. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods.

Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2: New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and disclosure requirements on how to recognize, measure and present the assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and any goodwill recognized in a business combination. The objective of SFAS 141R is to improve the information included in financial reports about the nature and financial effects of business combinations. This statement is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, we expect to adopt SFAS 141R for any business combinations entered into beginning in the first quarter of fiscal 2010 (beginning May 4, 2009).

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Therefore, we expect to implement the standard beginning May 4, 2009 (fiscal 2010). We are currently in the process of evaluating the impact of SFAS 160 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, we expect to adopt SFAS 157 beginning April 28, 2008 (fiscal 2009). We are currently in the process of evaluating the potential impact of SFAS 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). One provision of SFAS 158 requires us to recognize the over-funded and under-funded status of our defined benefit pension and other postretirement plans as an asset or liability in our consolidated condensed balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted this provision in the fourth quarter of fiscal 2007.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions that they have taken or expect to take on their tax returns. We adopted the provisions of FIN 48 on April 30, 2007 (fiscal 2008). (See Note 9: Income Taxes for further discussion on the adoption of FIN 48.)

Note 3: Acquisitions

We account for our acquisitions using the purchase method of accounting. The accompanying financial statements include the financial position and the results of operations from the date of acquisition.

In May 2007 (fiscal 2008), we acquired Premium Standard Farms, Inc. (PSF) for approximately $800.0 million in stock and cash including $125.0 million of assumed debt. PSF is one of the largest providers of pork products to the retail, wholesale, foodservice, further processor and export markets. PSF is a recognized leader in the pork industry through its vertically integrated business model that combines modern, efficient production and processing facilities, sophisticated genetics, and strict control over the variables of health, diet and environment. PSF has processing facilities in Missouri and North Carolina. PSF is also one of the largest owners of sows in the U.S. with operations located in Missouri, North Carolina and Texas. PSF’s results from the pork processing operations are being reported in our Pork segment and results from hog production are being reported in our HP segment. For its fiscal year ended March 31, 2007, PSF had net sales of approximately $893.0 million. Pursuant to the Agreement and Plan of Merger (the Merger Agreement), PSF became a wholly-owned subsidiary as the outstanding shares of PSF common stock were exchanged for 21.6 million shares of our common stock and $40.0 million in cash. We used available funds under our revolving credit facility (See Note 7: Debt) to pay for the cash portion of the consideration under the Merger Agreement and to redeem the assumed debt of PSF. The purchase price in excess of the value of PSF’s net assets reflects the strategic value we place on PSF’s vertically integrated business model, principally in the Midwestern U.S. We believe that we will benefit from synergies such as knowledge-sharing, economies of scale and similar benefits as PSF’s operations are integrated with our existing operations. In determining the purchase price, we also considered PSF’s strong management team and the efficiency of its hog production and pork processing operations. Because these factors do not arise from contractual or other legal rights, nor are they separable as defined by SFAS No. 141, “Business Combinations,” the value attributable to these factors is included in the amount recognized as goodwill. We are in the process of completing the valuation on a number of acquired assets and liabilities, including contingencies related to legal matters involving PSF, to determine the final purchase price allocation. The valuation of acquired assets and liabilities involves complex assessments and involves a significant degree of management judgment. As a consequence, the final outcome of these valuations may change the preliminary allocation of the purchase price. As of January 27, 2008, the following estimates have been recorded: $33.1 million for contractual relationships in the HP segment, $5.9 million for permits in the HP and Pork segments and $1.1 million for trademarks in the Pork segment. The balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed of $233.8 million has been estimated as goodwill.

Had the acquisition of PSF occurred at the beginning of fiscal 2007, sales, net income and net income per diluted share would have been $3,501.0 million, $63.3 million and $.68 per share, respectively, for the 13 weeks ended January 28, 2007 and $9,500.7 million, $144.5 million and $1.29, respectively, for the 39 weeks ended January 28, 2007.

In October 2006 (fiscal 2007), we completed the acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) in the Pork segment for $226.3 million (See Note 5: Investments regarding Butterball, LLC’s acquisition of the turkey product assets). The business (Armour-Eckrich) includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants and other foodservice establishments. As a result of the acquisition, we estimate that we have added approximately 530 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of approximately $1,038.2 million. This acquisition advances our strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products.

Our valuation of Armour-Eckrich resulted in $99.5 million of negative goodwill, which represents the excess of fair value of the assets acquired and liabilities assumed over the purchase price. We believe these acquired brands have underperformed in recent years, largely due to limited marketing support. Because these brands had not been adequately supported in the recent past and there was no plan to invest the marketing support necessary to turn them around, we acquired the brands at an attractive price. Ultimately, this price led to the recording of negative goodwill. The excess of the fair value over the purchase price has been accounted for as a reduction to certain non-current assets acquired.

Had the acquisition of Armour-Eckrich occurred at the beginning of fiscal 2007, sales would have been $9,487.6 million for the 39 weeks ended January 28, 2007. There would not have been a material effect on net income or net income per diluted share for the 39 weeks ended January 28, 2007.

Note 4: Discontinued Operations

In April 2007 (fiscal 2007), we decided to exit the alternative fuels business and dispose of substantially all of the assets of Smithfield Bioenergy, LLC (SBE). As a result, SBE is being reported as a discontinued operation. As of April 29, 2007, substantially all of the assets of SBE were classified together in one “disposal group,” as defined by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), with the anticipation that all SBE assets would be sold together in a single transaction. During the first quarter of fiscal 2008, we determined, based upon negotiations with interested parties and other ongoing disposal efforts, that changes to the plan of sale were necessary as we believed it was unlikely that substantially all the assets of SBE would be sold together in a single transaction. Consequently, we began marketing two separate asset disposal groups, representing SBE’s bio-diesel and methanol assets. SFAS 144 requires adjustments to the carrying value of assets held for sale if their fair value, less any selling costs, is less than the carrying value. An impairment charge of $6.7 million, net of tax of $3.8 million, was recorded in the first quarter of fiscal 2008 to reflect the methanol asset disposal group at its estimated fair value. In February 2008 (fiscal 2008), we signed a definitive agreement to sell substantially all of SBE’s bio-diesel assets for $9.8 million. As a result, we recorded an impairment charge of $2.9 million, net of tax of $1.6 million, in the third quarter of fiscal 2008 to reflect the bio-diesel asset disposal group at its fair value. Substantially all of the assets of both the bio-diesel and methanol asset disposal groups represent property, plant and equipment.

SBE had sales and an after-tax loss of $20.0 million and $13.3 million, respectively, for the 39 weeks ended January 27, 2008. SBE had sales and an after-tax loss of $9.6 million and $4.4 million, respectively, for the 39 weeks ended January 28, 2007.

In August 2006 (fiscal 2007), we completed the sale of substantially all of the assets and business of Quik-to-Fix, Inc. (Quik-to-Fix) for $28.2 million. During the first quarter of fiscal 2007, we recorded an after-tax write down on the assets of Quik-to-Fix totaling $10.4 million. Quik-to-Fix had sales of $21.5 million and an after-tax loss of $3.9 million for the 39 weeks ended January 28, 2007.

Note 5: Investments

We record our share of earnings from our equity method investments in equity in income of affiliates within our consolidated condensed statement of income. Investments within our consolidated condensed balance sheet consist of the following:

(in millions)	% Owned	January 27, 2008	April 29, 2007
Groupe Smithfield S.L. (Groupe Smithfield)	50%	$251.5	$206.8
Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	50%	175.5	144.6
Campofrío Alimentación S. A. (Campofrío)	23%	153.3	148.4
Butterball, LLC (Butterball)	49%	93.7	69.4
Agroindustrial del Noroeste (Norson)	50%	45.5	47.9
Granjas Carroll de Mexico (Granjas)	50%	31.9	31.2
Other		48.3	53.5

Total investments		$799.7	$701.8

Equity in (income)/loss of affiliates consists of the following:

		13 Weeks Ended		39 Weeks Ended
(in millions)	Segment	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Butterball	Other	$(5.9)	$(13.9)	$(25.0)	$(17.9)
Five Rivers	Beef	(2.4)	(0.5)	(18.8)	1.6
Groupe Smithfield	International	(4.3)	(9.6)	(14.9)	(12.8)
All other equity method investments	Various	(2.1)	(2.7)	(3.0)	(11.1)

Equity in (income) / loss of affiliates		$(14.7)	$(26.7)	$(61.7)	$(40.2)

The combined summarized financial information for Groupe Smithfield, Five Rivers and Butterball consists of the following (in millions):

	13 Weeks Ended		39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Income statement information:
Sales	$1,183.5	$1,293.4	$3,632.2	$2,712.7
Gross profit	135.1	200.2	441.0	303.6
Net income	26.5	40.8	118.6	52.8

(in millions)			January 27, 2008	April 29, 2007
Balance sheet information:
Current assets			$1,555.7	$1,421.8
Property, plant and equipment, net			1,099.4	1,046.8
Current liabilities			1,013.5	958.8
Long-term liabilities			747.9	803.7

Groupe Smithfield. In August 2006 (fiscal 2007), we completed our investment in Groupe Smithfield. Groupe Smithfield purchased the European meats business of Sara Lee Corporation for $575.0 million in cash, plus the assumption of excess pension related liabilities of approximately $39.0 million. To form the joint venture, we contributed Jean Caby from the International segment and cash of €50.0 million (approximately $63.1 million). Oaktree Capital Management, LLC contributed cash of €108.9 million (approximately $137.4 million) and a contingent, convertible note of €40.0 million (approximately $50.4 million).

Five Rivers. In May 2005 (fiscal 2006), we and Continental Grain Company (“CGC,” formerly ContiGroup Companies, Inc.) completed the formation of Five Rivers. Our contribution consisted of $106.3 million in cash and $43.6 million of net assets. Five Rivers is a stand-alone operating company headquartered in Loveland, Colorado, with a total of ten feedlots located in Colorado, Idaho, Kansas, Oklahoma and Texas. The venture has a combined one-time feeding capacity of 811,000 head, making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms.

Butterball. In October 2006 (fiscal 2007), concurrent with our acquisition of Armour-Eckrich (see Note 3: Acquisitions), Carolina Turkeys, LLC financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball, LLC.

Note 6: Inventories

Inventories consist of the following:

(in millions)	January 27, 2008	April 29, 2007
Fresh and packaged meats	$860.9	$728.5
Live hogs	926.5	595.1
Live cattle	151.6	260.3
Manufacturing supplies	87.1	68.0
Other	199.9	153.9

Total inventories	$2,226.0	$1,805.8

Note 7: Debt

In August 2006 (fiscal 2007), we increased our availability under the U.S. revolving credit facility (U.S. Credit Facility) by $200.0 million. In November 2007 (fiscal 2008), we increased our availability by another $75.0 million. We currently have $1.275 billion of available borrowings under the U.S. Credit Facility. As of January 27, 2008, the outstanding balance on the U.S. Credit Facility was $689.0 million.

In August 2006 (fiscal 2007), we entered into a €300.0 million (approximately $440.1 million) secured revolving credit facility (the Euro Credit Facility). In August 2009, 16% of the facility will mature with the remaining facility maturing in August 2010. The proceeds of any borrowings under the Euro Credit Facility may be used for general corporate purposes. As of January 27, 2008, the Euro Credit Facility was fully drawn. This facility is secured by our shares of Campofrío stock and all of the share capital of our Romanian operations and Polish hog production operations.

In June 2007 (fiscal 2008), we issued $500.0 million of ten-year, 7.75% senior unsecured notes. Proceeds from the sale of these notes were used to repay existing indebtedness, principally on our U.S. Credit Facility.

We may enter into short-term uncommitted credit lines from time to time as an ordinary course of financing activity. As of January 27, 2008, there were no short-term uncommitted credit lines in place. (See Note 14: Subsequent Events for further information on short-term credit lines.)

Our various debt agreements contain financial covenants that require the maintenance of certain levels of ratios for net worth, fixed charges, leverage and interest coverage. Effective October 2007, we amended one such ratio related to certain senior secured notes totaling approximately $52.5 million. The amendment was in effect through the end of the third quarter of fiscal 2008. We expect to be in compliance in the fourth quarter of fiscal 2008.

Note 8: Guarantees

As part of our business, we are a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets. It is possible that we would have to make actual cash outlays in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. We would record a liability if events occurred, or were likely to occur, that required us to be responsible for an obligation.

As of January 27, 2008, we had guarantees, together with our partner, for the financial obligations of certain unconsolidated joint ventures, principally a $92.0 million credit facility by one of our Mexican joint ventures, Norson, of which $65.0 million was outstanding at January 27, 2008. The covenants in the guarantee relating to Norson’s credit facility incorporate our covenants under the U.S. Credit Facility. We also guarantee up to $3.5 million of liabilities with respect to currency swaps executed by another of our Mexican joint ventures, Granjas.

Note 9: Income Taxes

With the adoption of FIN 48, our consolidated condensed balance sheet as of April 30, 2007 (fiscal 2008) was adjusted as follows:

(in millions)
Prepaid expenses and other current assets	$4.0
Goodwill	4.1
Other assets	0.4
Accrued expenses and other current liabilities	13.7
Other liabilities	10.0
Retained earnings	(15.2)

We operate in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and receive audits from various tax authorities. As of April 30, 2007, the uncertain tax position liability, which includes $8.1 million of interest for unrecognized tax benefits related to federal, state and foreign taxes was $58.9 million. This liability includes $41.3 million that would impact the effective tax rate if recognized. As of January 27, 2008, the uncertain tax position liability, which includes $5.5 million of interest for unrecognized tax benefits was $41.9 million for the items described above, of which $31.8 million would impact the effective tax rate if recognized. This $17.0 million change in the liability for unrecognized tax benefits relates to settlements with taxing authorities, net interest charges and other current year items impacting the effective tax rate.

We are currently being audited in several tax jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, we may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. We have substantially concluded all U.S. federal income tax matters through fiscal 2005.

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions as of January 27, 2008, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits for the items discussed above may decrease by up to $3.0 million within twelve months of January 27, 2008. Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. In the 39 weeks ended January 27, 2008, there was $0.3 million of net interest income included in income tax expense.

Our effective tax rate was 43% and 39% in the 13 and 39 weeks ended January 27, 2008, respectively. Our effective tax rate in the corresponding periods of fiscal 2007 was 22% and 28%, respectively. The variation in the effective tax rate during these periods is due to a changing mix of profitability between high and low tax rate countries. Also, the effective tax rate was lower in fiscal 2007 resulting from the retroactive reinstatement of the Work Opportunity Tax Credit and the research and development tax credit via the Tax Relief and Healthcare Act of 2006.

Note 10: Pension Plans

The components of net periodic pension cost consist of:

	13 Weeks Ended		39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Service cost	$6.9	$5.6	$20.4	$17.0
Interest cost	16.1	15.4	47.6	45.7
Expected return on plan assets	(17.0)	(16.3)	(50.7)	(48.6)
Net amortization	2.3	2.1	6.8	6.2

Net periodic pension costs	$8.3	$6.8	$24.1	$20.3

Note 11: Shareholders’ Equity

Stock Options. Our 1992 Stock Option Plan and our 1998 Stock Incentive Plan (collectively, the Incentive Plans) provide for the issuance of non-statutory stock options to management and other key employees. Options were granted for periods not exceeding 10 years and generally exercisable five years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There are 11,000,000 shares reserved under the Incentive Plans. As of January 27, 2008, there were 2,684,500 shares available for grant under these plans.

Stock Held in Trust. As of January 27, 2008, our Supplemental Executive Retirement Plan held 1,850,000 shares of our common stock at an average cost of $27.66 per share.

Share Repurchases. As of January 27, 2008, the board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. As of January 27, 2008, we had 2,873,430 additional shares remaining under the authorization.

Note 12: Comprehensive Income

The components of comprehensive income, net of tax, consist of:

	13 Weeks Ended		39 Weeks Ended
(In millions)	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Net income	$54.6	$60.4	$126.5	$129.7
Hedge accounting	(1.3)	8.6	(17.1)	22.3
Foreign currency translation	(21.2)	20.8	2.6	15.4
Pension accounting	4.5	—	8.3	—
Equity in comprehensive income of affiliates	2.5	0.9	12.1	(3.6)

Total comprehensive income	$39.1	$90.7	$132.4	$163.8

Note 13: Derivatives and Hedging Activities

We are exposed to market risks primarily from changes in commodity prices, as well as interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates.

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). SFAS 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method). Under SFAS 133, we may elect either method of accounting for our derivative portfolio, assuming all the necessary requirements are met. We have in the past, and may in the future, avail ourself of either acceptable method.

The fair value gain/(loss) of our open derivative financial instruments consists of:

(In millions)	January 27, 2008	April 29, 2007
Livestock	$5.6	$(9.3)
Grains	3.4	(4.2)
Energy	(1.1)	—
Interest rates	(4.4)	(2.4)
Foreign currency	(5.4)	(2.8)

Undesignated Positions. Derivative instruments that are not designated as a hedge, that have been de-designated from a hedging relationship, or that do not meet the criteria for hedge accounting under SFAS 133, are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings.

Cash Flow Hedges. We utilize derivatives (primarily futures contracts) to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted purchase and sale of live hogs and the forecasted purchase of live cattle, corn and soybean meal. When hedge accounting is applied, derivative gains or losses from these cash flow hedges are deferred in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedged forecasted purchases or sales affect earnings. To match the underlying transaction being hedged, derivative gains or losses associated with anticipated purchases are recognized in cost of sales and amounts associated with anticipated sales are recognized in sales in the consolidated statement of income. Since January 1, 2007, we have not elected to designate any commodity derivative as a hedge for accounting purposes. We did not recognize any ineffectiveness during the 39 weeks ended January 27, 2008 relating to cash flow hedges.

As of January 27, 2008, there were deferred losses of $1.3 million in accumulated other comprehensive income relating to foreign currency cash flow hedges.

Fair Value Hedges. Our commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designed to hedge firm commitments to buy live hogs, live cattle, corn and soybean meal and hedges of live hog inventory. When hedge accounting is applied, derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Gains and losses related to hedges of firm commitments and live hog inventory are recognized in cost of sales in the consolidated statement of income. Since January 1, 2007, we have not elected to designate any commodity derivative as a hedge for accounting purposes. We did not recognize any ineffectiveness during the 39 weeks ended January 27, 2008 relating to fair value hedges.

As of January 27, 2008, there were no deferred gains or losses in inventory and other assets relating to fair value hedges.

Note 14: Segment Data

We conduct our business through six reporting segments, Pork, Beef, International, HP, Other and Corporate, each of which is comprised of a number of subsidiaries.

The Pork segment consists mainly of eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Beef segment is composed mainly of our U.S. beef processing operations, our cattle feeding operations and our interest in Five Rivers. The International segment is comprised mainly of our international meat processing operations in Poland, Romania and the United Kingdom, and our interests in international meat processing operations, mainly in Western Europe and Mexico. The HP segment consists of our hog production operations located in the U.S., Poland and Romania and our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations and our interest in Butterball. The Corporate segment provides management and administrative services to support our other segments.

The following table presents sales and operating profit by segment for the fiscal periods indicated(1):

	13 Weeks Ended		39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Sales:
Segment sales—
Pork	$2,605.3	$2,304.6	$7,177.0	$5,874.7
Beef	674.9	638.3	2,152.0	1,894.8
International	358.8	235.0	879.7	737.4
Hog Production	558.0	428.5	1,778.4	1,350.6
Other	38.8	30.1	112.3	104.0

Total segment sales	4,235.8	3,636.5	12,099.4	9,961.5

Intersegment sales—
Pork	(13.2)	(8.1)	(36.9)	(19.8)
Beef	(4.5)	(5.8)	(16.9)	(14.8)
International	(16.6)	(12.5)	(40.6)	(33.5)
Hog Production	(412.0)	(333.4)	(1,387.1)	(1,043.6)

Total intersegment sales	(446.3)	(359.8)	(1,481.5)	(1,111.7)

Consolidated sales	$3,789.5	$3,276.7	$10,617.9	$8,849.8

Operating profit(1):
Pork	$221.5	$99.6	$310.9	$140.1
Beef	12.2	1.3	34.1	12.2
International	22.3	23.7	46.4	31.0
Hog Production	(80.7)	4.5	30.9	170.8
Other	7.0	15.4	30.6	34.0
Corporate	(16.0)	(20.1)	(51.4)	(54.9)

Consolidated operating profit	166.3	124.4	401.5	333.2
Interest expense	(63.3)	(44.3)	(173.6)	(127.7)

Income from continuing operations before income taxes	$103.0	$80.1	$227.9	$205.5

(1)	We include equity in income/(loss) of affiliates in our calculation of operating profit in the appropriate related segment. These amounts represent income or loss from businesses which have the same business activities and nature as our consolidated entities.

The following table shows the change in the carrying amount of goodwill by reportable segment for the 39 weeks ended January 27, 2008:

(In millions)	Pork	Beef	Int’l.	HP	Other	Total
Balance, April 29, 2007	$193.8	$115.9	$127.6	$175.7	$19.5	$632.5
Acquisitions(1)	39.8	—	6.1	194.0	—	239.9
Other goodwill adjustments(2)	—	—	23.3	0.3	—	23.6

Balance, January 27, 2008	$233.6	$115.9	$157.0	$370.0	$19.5	$896.0

(1)	Reflects the preliminary purchase price allocation for the acquisition of PSF and the consolidation of Agroalim in the International segment.
(2)	Other goodwill adjustments primarily include foreign currency translations.

Note 15: Subsequent Event

Beef Segment

In March 2008 (fiscal 2008), we entered into an agreement with JBS S.A. to sell Smithfield Beef, our beef processing and cattle feeding operation, to JBS for $565.0 million in cash.

The sale to JBS will include 100% of Five Rivers. We also entered into an agreement with CGC in March 2008 (fiscal 2008) to acquire from CGC the 50% of Five Rivers that we do not presently own in exchange for 2.167 million shares of our common stock. This transaction with CGC will occur immediately before the JBS transaction. CGC is a beneficial owner of more than 5% of our common stock. Paul J. Fribourg, a member of our board of directors, is Chairman, President and Chief Executive Officer of CGC. Michael J. Zimmerman, an advisory director of ours, is Executive Vice President and Chief Financial Officer of CGC.

The JBS transaction excludes substantially all live cattle inventories held by Smithfield Beef and Five Rivers as of the closing date, together with the associated debt. Live cattle currently owned by Five Rivers will be transferred to a new 50/50 joint venture between us and CGC, while live cattle currently owned by Smithfield Beef will be transferred to another subsidiary of ours. The excluded live cattle will be raised by JBS after closing for a negotiated fee and then sold at maturity at market-based prices. Proceeds from the sale of the excluded live cattle will be paid in cash to the Smithfield Foods/CGC joint venture or to us, as appropriate. We believe that most of the live cattle inventories will be sold within six months after closing, with substantially all sold within 12 months after closing. The proceeds from the sale of Smithfield Beef’s live cattle inventories and our interest in Five Rivers’ cattle inventory, net of the associated debt, are expected to be in excess of $200 million.

The respective transactions are subject to customary adjustments, including working capital adjustments. The transactions are also subject to regulatory review.

Barring regulatory delays, we anticipate the transactions will close during the first half of calendar 2008. Accordingly, the results of our Beef segment will be reported as discontinued operations in the future. We expect that the net proceeds of the transactions will be used for debt reduction.

Sow reduction

On February 19, 2008 (fiscal 2008), we announced a plan to reduce our U.S. sow herd by four to five percent, or 40,000 to 50,000 sows. We believe that this will ultimately result in 800,000 to one million fewer market hogs annually. We will begin phasing in these reductions immediately. Implementing these reductions could result in charges of approximately $1.0 million to $3.0 million.

Uncommitted credit lines

In February 2008 (fiscal 2008), we secured one year uncommitted credit lines totaling $200.0 million from three of our existing bank lenders. On February 14, 2008, we drew down $100.0 million from one of the credit lines. We used the borrowings to pay down the U.S. Credit Facility. We subsequently redeemed certain senior subordinated notes in the amount of $182.1 million that came due in February 2008 using borrowings under the U.S. Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following information in conjunction with the unaudited consolidated condensed financial statements and the related notes in this Quarterly Report and the audited financial statements and the related notes as well as Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the fiscal year ended April 29, 2007.

Certain prior year amounts have been reclassified to conform to current year presentations.

EXECUTIVE OVERVIEW

We are the largest hog producer and pork processor in the world and the fifth largest beef processor in the U.S. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We operate in a cyclical industry and our results are highly affected by fluctuations in commodity prices for hogs, cattle and grains. Some of the factors that we believe are critical to the success of our business are our ability to:

•	maintain and expand market share,

•	develop and maintain strong customer relationships,

•	continually innovate and differentiate our products, and

•	manage in volatile commodities markets.

Prior to and through the third quarter of fiscal 2008, we conducted our business through six reporting segments: Pork, Beef, International, Hog Production (HP), Other and Corporate. Each segment is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Beef segment is comprised mainly of our U.S. beef processing operations, cattle feeding operations and our interest in Five Rivers. The International segment is comprised mainly of our meat processing operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe and Mexico. The HP segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations and our interest in Butterball. The Corporate segment provides management and administrative services to support our other segments.

On March 5, 2008, we announced that we signed a definitive agreement to sell our beef processing and cattle feeding operation to JBS S.A. for $565.0 million in cash. The sale to JBS will include 100% of Five Rivers. Barring regulatory delays, we anticipate the transaction will close during the first half of calendar 2008. Accordingly, the results from our Beef segment will be reported as discontinued operations in the future.

RESULTS OF OPERATIONS

Third Quarter of Fiscal 2008 Summary

Net income was $54.6 million, or $.41 per diluted share, in the third quarter of fiscal 2008, compared to $60.4 million, or $.54 per diluted share, in the same quarter last year. The following significant factors impacted third quarter of fiscal 2008 results compared to the third quarter of fiscal 2007:

•

Pork segment operating profit increased sharply, reflecting lower raw material costs, the contribution of PSF (discussed below), a significant expansion in packaged meats margins and significant growth in exports.

•

Although still below historical levels, Beef segment operating profit increased sharply, reflective of the beef processing environment becoming more favorable, with volumes and exports increasing and improved results of our cattle feeding joint venture, Five Rivers.

•

International segment operating profit decreased slightly in spite of significant sales growth. The decline is mainly attributable to less favorable results from Groupe Smithfield and our Romanian operations.

•	The HP segment incurred operating losses due to significantly higher feed costs and significantly lower live hog market prices.

•	Despite significant sales growth, operating profit in the Other segment was down as a result of higher feed costs and less favorable results at Butterball.

•	Results were negatively impacted from higher interest expense due to increased borrowings.

•	The effective income tax rate increased to 43% from 22% in the same quarter last year due to a changing mix of profitability and tax credit utilizations between high and low tax rate countries.

Significant Fiscal 2008 Events

Acquisition

In May 2007 (fiscal 2008), we acquired PSF for approximately $800.0 million in stock and cash including $125.0 million of assumed debt. PSF is one of the largest vertically integrated providers of pork products to the retail, wholesale, foodservice, further processor and export markets. PSF’s results from the pork processing operations are being reported in our Pork segment and results from hog production are being reported in our HP segment. Prior to the acquisition, PSF had net sales of $893.0 million for its fiscal year ended March 31, 2007.

Discontinued operations

We recorded an after-tax loss from discontinued operations of $4.5 million in the 13 weeks ended January 27, 2008 compared to $1.7 million in the same period last year. The after-tax loss for the 39 weeks ended January 27, 2008 was $13.3 million compared to $18.7 million in the same period last year.

In April 2007 (fiscal 2007), we decided to exit the alternative fuels business and dispose of substantially all of the assets of SBE. As a result, SBE is being reported as a discontinued operation. As of April 29, 2007, substantially all of the assets of SBE were classified together in one “disposal group,” as defined by SFAS 144, with the anticipation that all SBE assets would be sold together in a single transaction. During the first quarter of fiscal 2008, we determined, based upon negotiations with interested parties and other ongoing disposal efforts, that changes to the plan of sale were necessary as we believed it was unlikely that substantially all the assets of SBE would be sold together in a single transaction. Consequently, we began marketing two separate asset disposal groups, representing SBE’s bio-diesel and methanol assets. SFAS 144 requires adjustments to the carrying value of assets held for sale if their fair value, less any selling costs, is less than the carrying value. An impairment charge of $6.7 million, net of tax of $3.8 million, was recorded in the first quarter of fiscal 2008 to reflect the methanol asset disposal group at its estimated fair value.

In February 2008 (fiscal 2008), we signed a definitive agreement to sell substantially all of SBE’s bio-diesel assets for $9.8 million. As a result, we recorded an impairment charge of $2.9 million, net of tax of $1.6 million, in the third quarter of fiscal 2008 to reflect the bio-diesel asset disposal group at its fair value. Substantially all of the assets of both the bio-diesel and methanol asset disposal groups represent property, plant and equipment.

SBE had sales and an after-tax operating loss of $20.0 million and $13.3 million, respectively, for the 39 weeks ended January 27, 2008. SBE had sales and an after-tax loss of $9.6 million and $4.4 million, respectively, for the 39 weeks ended January 28, 2007.

Classical swine fever

In August 2007 (fiscal 2008), classical swine fever (CSF) was discovered at three of our thirty-three hog farms in Romania. During the second quarter of fiscal 2008, we recorded approximately $13.0 million of inventory write-downs and associated disposal costs related to this outbreak. CSF is a highly contagious, viral disease that affects pigs but has no effect on human health. We worked closely with Romanian authorities to contain the outbreaks and to destroy and dispose of animals on the three affected farms. We believe that we are eligible for reimbursement for certain costs associated with the euthanasia and disposal of the affected animals under governmental programs designed to compensate animal owners affected by disease and are actively pursuing such reimbursement. However, any potential cost reimbursement would only be recognized in the financial statements in the period in which it is received. There are no assurances that any funds will ultimately be collected. As a consequence of the outbreaks, we anticipate limited interruptions to farm production flows in Romania over the next three to six months.

Outlook

The commodity markets affecting our business are extremely volatile and fluctuate on a daily basis. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

•

Pork – We expect hog supplies to remain strong in the near term. This should enable us to operate at high capacity utilization with good operating margins. A relatively weak dollar and strong international demand should continue to support strong export markets.

•

Beef – On March 5, 2008, we announced a planned sale of our beef operations to JBS. JBS owns other significant beef processing assets in the U.S. The sale is subject to customary regulatory approvals and conditions. Assuming all approvals are received and conditions are met, the sale will eliminate the Beef segment from our results.

•

International – We anticipate higher raw material costs in the wake of escalating grain prices. We will be working to mitigate these increases primarily through price increases and overall operating performance.

•

HP – Commodity futures markets point to escalating grain prices, which translate into higher raising costs. In the near term, an oversupply in the U.S. industry will continue to depress live hog prices. Our hog production operations probably will not achieve profitability in the near term as a result of these factors. In February 2008, we announced a plan to reduce our sow herd by four to five percent. That action is being taken in response to excess production levels within the industry. Rising worldwide demand for grains is similarly affecting our raising costs in Poland and Romania.

•	Other – We anticipate increasing grain costs will continue to affect profitability, as compared to fiscal 2007.

Consolidated Results of Operations

Sales and cost of sales

	13 Weeks Ended				39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	$ Change	% Change	January 27, 2008	January 28, 2007	$ Change	% Change
Sales	$3,789.5	$3,276.7	$512.8	16	$10,617.9	$8,849.8	$1,768.1	20
Cost of sales	3,384.8	2,985.5	399.3	13	9,612.5	8,017.3	1,595.2	20

Gross profit	404.7	291.2	113.5	39	1,005.4	832.5	172.9	21

Gross profit margin	11%	9%			9%	9%

The following items explain the significant changes in sales and gross profit:

13 Weeks:

•	The acquisition of PSF accounted for approximately $360.3 million of sales, or an 11% increase.

•	Stronger underlying foreign currencies contributed approximately $63.6 million of sales, or a 2% increase.

•	Sales volumes were higher, particularly in the International segment, on stronger exports to the Far East and Russia.

•	Higher feed and feed ingredient costs increased cash-basis raising costs by 17%.

•	Live hog market prices decreased to $37 per hundredweight from $44 per hundredweight in last year’s quarter.

•	Transportation and utility costs were significantly higher compared to last year, excluding the effect of acquisitions.

39 Weeks:

•	The acquisition of PSF accounted for approximately $1,037.1 million of sales, or a 12% increase.

•	The current year includes a full 39 weeks of results from Armour-Eckrich compared to 16 weeks in the prior year, which accounted for approximately $542.4 million of sales, or a 6% increase.

•	Higher feed and feed ingredient costs increased cash-basis raising costs by 19%.

•	Live hog market prices decreased to $45 per hundredweight from $48 per hundredweight in the same period last year.

Selling, general and administrative expenses

	13 Weeks Ended				39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	$ Change	% Change	January 27, 2008	January 28, 2007	$ Change	% Change
Selling, general and administrative expenses	$253.1	$193.5	$59.6	31	$665.6	$539.5	$126.1	23

The increase in selling, general and administrative expenses was primarily related to:

13 Weeks:

•	the acquisition of PSF,

•	higher variable compensation based on increased operating profits,

•	a significant increase in advertising, promotions and marketing related expenses, and

•	a $5.9 million decrease in foreign exchange gains.

39 Weeks:

•	the acquisition of PSF,

•	a full 39 weeks of results from Armour-Eckrich compared to 16 weeks in last year’s period,

•	a significant increase in advertising, promotions and marketing related expenses,

•	higher variable compensation based on increased operating profits, and

•	a $13.9 million decrease in foreign exchange gains.

Interest expense

	13 Weeks Ended				39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	$ Change	% Change	January 27, 2008	January 28, 2007	$ Change	% Change
Interest expense	$63.3	$44.3	$19.0	43	$173.6	$127.7	$45.9	36

The increase in interest expense in the 13 and 39 weeks ended January 27, 2008 was due to additional borrowings. Debt increased to $3.6 billion as of January 27, 2008, due to the acquisition of PSF, continued investment in Eastern Europe and higher working capital requirements.

Equity in (income)/loss of affiliates

	13 Weeks Ended				39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	$ Change	% Change	January 27, 2008	January 28, 2007	$ Change	% Change
Butterball	$(5.9)	$(13.9)	$(8.0)	(58)	$(25.0)	$(17.9)	$7.1	40
Five Rivers	(2.4)	(0.5)	1.9	380	(18.8)	1.6	20.4	1,275
Groupe Smithfield	(4.3)	(9.6)	(5.3)	(55)	(14.9)	(12.8)	2.1	16
All other equity method investments	(2.1)	(2.7)	(0.6)	(22)	(3.0)	(11.1)	(8.1)	(73)

Totals	$(14.7)	$(26.7)	$(12.0)	(45)	$(61.7)	$(40.2)	$21.5	53

The following items explain the significant changes in equity in (income)/ loss of affiliates:

13 Weeks:

•	Butterball’s results were negatively impacted by a significant increase in raw material costs.

•	The results of Five Rivers improved due to higher live cattle market prices and increased demand.

•	Competitive price pressures at Groupe Smithfield resulted in lower earnings and margins in several product categories.

39 Weeks:

•	Equity income from Butterball increased mainly due to a full 39 weeks of results in the current year compared to 16 weeks in the prior year.

•	The results of Five Rivers improved significantly due to higher live cattle market prices and increased demand.

•	The decrease in equity income from our other equity method investments primarily relates to a decrease in profitability at our Mexican joint ventures.

Income tax expense

	13 Weeks Ended		39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Income tax expense	$43.9	$18.0	$88.1	$57.1
Effective tax rate	43%	22%	39%	28%

The increase in the effective tax rate in the 13 and 39 week periods ended January 27, 2008 is due to a changing mix of profitability between high and low tax rate countries. Also, prior year rates were lower due to the retroactive reinstatement of the Work Opportunity Tax Credit and the research and development tax credit via the Tax Relief and Healthcare Act of 2006.

Segment Results

Pork Segment Results

	13 Weeks Ended				39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	$ Change	% Change	January 27, 2008	January 28, 2007	$ Change		% Change
Sales	$2,605.3	$2,304.6	$300.7	13	$7,177.0	$5,874.7	$1,302.3		22
Operating profit	221.5	99.6	121.9	122	310.9	140.1	170.8		122

Sales volume
Total				18				19
Fresh pork				35				23
Packaged meats				1				14

Average unit selling price				(4)				3
Average domestic live hog market prices[1]				(16)				(6)

[1]	Represents the change in the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

The following items explain the significant changes in Pork segment sales and operating profit:

13 Weeks:

•	The acquisition of PSF accounted for approximately $235.0 million of sales, or a 10% increase.

•	Exports increased primarily on shipments to the Far East and Russia.

•

Excluding the acquisition of PSF, total sales volumes increased 2% with volumes in higher margin categories including pre-cooked bacon, pre-cooked sausage, pre-cooked entrees and pre-cooked ribs experiencing double-digit growth, which reflects a continued focus on rationalizing lower margin products in favor of higher margin more fully processed products.

•	Average unit selling price, including the effects of the fresh pork products acquired with PSF, decreased 4%.

•	Substantially lower raw material costs created a favorable fresh pork environment in the current quarter.

•

Excluding the effect of the sales volume change, we experienced an increase in transportation and energy costs of approximately $11.0 million in the current year quarter as compared to the prior year quarter.

•	Variable compensation expense increased by approximately $14.2 million in the current year quarter primarily as a result of higher overall segment profits.

•

Operating profit in the current year includes a gain of $4.8 million on the sale of Armour-Eckrich’s Kansas City, Kansas plant partially offset by a $1.6 million write down on the anticipated sale of its Lufkin, Texas plant.

39 Weeks:

•	The acquisition of PSF accounted for approximately $641.2 million of sales, or an 11% increase.

•	The current year includes a full 39 weeks of results from Armour-Eckrich compared to 16 weeks in the prior year, which accounted for approximately $542.4 million of sales, or a 9% increase.

•

Excluding acquisitions, total sales volumes decreased 1% with fresh pork decreasing 9% and packaged meats increasing 3%. This change reflects our strategy of using more raw materials internally for further processed, higher margin products.

•	Average unit selling price, including and excluding the effects PSF and Armour-Eckrich, increased 3%.

•

Operating profit in the current year includes a gain of $4.8 million on the sale of Armour-Eckrich’s Kansas City, Kansas plant partially offset by a $1.6 million write down on the anticipated sale of its Lufkin, Texas plant.

Beef Segment Results

	13 Weeks Ended				39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	$ Change	% Change	January 27, 2008	January 28, 2007	$ Change	% Change
Sales	$674.9	$638.3	$36.6	6	$2,152.0	$1,894.8	$257.2	14
Operating profit	12.2	1.3	10.9	838	34.1	12.2	21.9	180

Sales volume
Total				1				3
Fresh beef				(1)				3
By products				3				3

Average unit selling price				5				11

The following items explain the significant changes in Beef segment sales and operating profit:

13 Weeks:

•	Sales and operating profit were positively impacted by a 1% increase in sales volume and a 5% increase in average unit selling price.

•

Operating profit for the third quarter of fiscal 2008 includes $2.4 million of equity income related to our investment in Five Rivers as compared to $0.5 million in the same period last year. This increase is largely attributable to an increase in average live cattle market prices.

•	Operating profit includes a $2.2 million gain in the current year on the disposal of assets.

39 Weeks:

•	Sales and operating profit were positively impacted by a 3% increase in sales volume and an 11% increase in average unit selling price.

•	Current year operating profit includes $18.8 million of equity income related to our investment in Five Rivers as compared to a loss of $1.6 million in the same period last year.

•	Operating profit includes a $2.2 million gain on the disposal of assets.

International Segment Results

	13 Weeks Ended				39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	$ Change	% Change	January 27, 2008	January 28, 2007	$ Change	% Change
Sales	$358.8	$235.0	$123.8	53	$879.7	$737.4	$142.3	19
Operating profit	22.3	23.7	(1.4)	(6)	46.4	31.0	15.4	50

Sales volume
Total				26				8
Fresh pork				32				20
Packaged meats				43				(4)

Average unit selling price				21				11

The following items explain the significant changes in International segment sales and operating profit:

13 Weeks:

•	Sales increased $57.1 million, or 24%, due to foreign currency translation. The change is attributable to stronger underlying functional currencies of our foreign subsidiaries.

•	Sales and operating income were positively impacted by a 26% increase in total sales volumes with packaged meats volumes increasing 43% and fresh pork volumes increasing 32%.

•	Excluding the effect of foreign currency translation, sales and operating profit were positively impacted by a 2% increase in the average unit selling price.

•

Equity in income of affiliates decreased $3.7 million, which is mainly attributable to less favorable results at Groupe Smithfield. Groupe Smithfield experienced a slight decline in sales volume as a result of competitive price pressures and decreased margins in various categories in the French and Dutch markets.

•	Operating profit includes foreign currency transaction losses of $6.1 million in the current quarter compared to gains of $2.8 million in the same quarter last year.

39 Weeks:

•	Prior year sales included $98.9 million related to Jean Caby, which was contributed to Groupe Smithfield in August 2006 (fiscal 2007).

•	Sales increased $114.2 million, or 15%, due to foreign currency translation. The change is attributable to stronger underlying functional currencies of our foreign subsidiaries.

•

Excluding the results of Jean Caby in the prior year, sales and operating income were positively impacted by a 16% increase in total sales volumes with packaged meats volumes increasing 24% and fresh pork volumes increasing 20%.

•

Excluding the effect of foreign currency translation and the effect of Jean Caby in the prior year, sales and operating profit were positively impacted by a 4% increase in the average unit selling price.

•	Operating profit includes foreign currency transaction losses of $8.4 million in the current period compared to gains of $6.8 million in the same period last year.

Hog Production Segment Results

	13 Weeks Ended				39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	$ Change	% Change	January 27, 2008	January 28, 2007	$ Change	% Change
Sales	$558.0	$428.5	$129.5	30	$1,778.4	$1,350.6	$427.8	32
Operating profit	(80.7)	4.5	(85.2)	(1,893)	30.9	170.8	(139.9)	(82)

Head sold	4.9	3.5		40	13.9	10.4		34

Average domestic live hog market prices[1]				(16)				(6)
Domestic raising costs[2]				17				19

[1]	Represents the change in the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
[2]	Represents cash-basis production cost.

The following items explain the significant changes in HP segment sales and operating profit:

13 Weeks:

•	The acquisition of PSF accounted for approximately $125.3 million of sales, or a 29% increase.

•

Excluding the acquisition of PSF, total head sold increased 5% due to improved livestock health following a successful vaccination program to combat circovirus. The increase in head sold was offset by a 4% decrease in selling price per head due to lower live hog market prices.

•

Higher grain costs have adversely affected operating profit. The increase in grain costs is mainly attributable to increased worldwide demand for corn, including the effects from the U.S. ethanol industry.

•	Price-risk management results had a more favorable impact on operating profit compared to the same period a year ago.

39 Weeks:

•	The acquisition of PSF accounted for approximately $395.9 million of sales, or a 29% increase.

•	Excluding the acquisition of PSF, total head sold increased 2%.

•

Higher grain costs have adversely affected operating profit. The increase in grain costs is mainly attributable to increased worldwide demand for corn, including the effects from the U.S. ethanol industry.

•	In the current year, operating profit was negatively impacted by $13.0 million of inventory write-down and disposal costs associated with outbreaks of CSF in Romania.

•	Price-risk management results had a more favorable impact on operating profit compared to the same period a year ago.

Other Segment Results

	13 Weeks Ended				39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	$ Change	% Change	January 27, 2008	January 28, 2007	$ Change	% Change
Sales	$38.8	$30.1	$8.7	29	$112.3	$104.0	$8.3	8
Operating profit	7.0	15.4	(8.4)	(55)	30.6	34.0	(3.4)	(10)

The following items explain the significant changes in Other segment sales and operating profit:

13 Weeks:

•

The increase in sales was due to a 6% increase in sales volumes, coupled with a 23% increase in average unit selling price. The increase in selling prices reflects higher feed costs being partially passed to customers.

•	The effects of sales growth on operating profit were offset by substantially higher feed costs.

•	Equity in income of affiliates decreased $8.0 million as a result of significantly higher raw material costs at Butterball.

39 Weeks:

•	The increase in sales was mainly attributable to a 10% increase in average unit selling price, which reflects higher feed costs being partially passed to customers.

•	Operating profit was negatively affected by a 22% increase in feed costs, which is mainly attributable to increased worldwide demand for corn, including the effects from the U.S. ethanol industry.

•

The negative effect on operating profit from higher feed costs was partially offset by an increase in equity in income of affiliates of $7.2 million. This increase is mainly due to a full 39 weeks of results from Butterball.

Corporate Segment Results

	13 Weeks Ended				39 Weeks Ended
(in millions)	January 27, 2008	January 28, 2007	$ Change	% Change	January 27, 2008	January 28, 2007	$ Change	% Change
Operating loss	$(16.0)	$(20.1)	$4.1	20	$(51.4)	$(54.9)	$3.5	6

The following items explain the significant changes in the Corporate segment’s operating loss:

13 Weeks:

•	Foreign currency changed from a loss in last year’s quarter to a gain in the current year’s quarter.

39 Weeks:

•	Increased foreign exchange gains in the current year compared to the prior year.

•	Increased variable compensation related to increased company operating profits.

LIQUIDITY AND CAPITAL RESOURCES

We have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, acquisitions, debt retirement and other capital requirements.

The meat processing industry is characterized by high sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, we consider our meat inventories and accounts receivable highly liquid and readily convertible into cash. The HP segment also has rapid turnover of accounts receivable. Although inventory turnover in the HP segment is slower, mature hogs are readily convertible into cash. Borrowings under our credit facilities are used, in part, to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs.

Cash Flows from Operating Activities

(in millions)	39 Weeks Ended January 27, 2008	39 Weeks Ended January 28, 2007
Net cash flows from operating activities	$97.3	$215.7

The following items explain the significant changes in cash flows from operating activities:

•	Live hog inventories increased due to the increase in feed and feed ingredient costs.

•	Live hog inventories also increased on improvement in livability in our east coast hog production operations as a result of the use of vaccines used to combat circovirus.

•	Our feed inventory increased significantly reflecting higher grain costs from increased worldwide demand.

•	Changes in the value of our open commodity derivative instruments.

Cash Flows from Investing Activities

(in millions)	39 Weeks Ended January 27, 2008	39 Weeks Ended January 28, 2007
Net cash flows from investing activities	$(379.2)	$(624.6)

•	Cash paid in the current year for acquisitions, primarily PSF, was $41.8 million compared to cash paid for acquisitions in the prior year, primarily Armour-Eckrich, of $238.7 million.

•

In the prior year, we used $63.1 million in cash for the formation of the Groupe Smithfield joint venture. Cash used in the current year for investments was $6.6 million, most of which was a contribution to one of our Mexican joint ventures.

•	We received $28.2 million in the prior year for the sale of substantially all of the assets and business of Quik-to-Fix.

Cash Flows from Financing Activities

(in millions)	39 Weeks Ended January 27, 2008	39 Weeks Ended January 28, 2007
Net cash flows from financing activities	$263.2	$382.7

•

In June 2007 (fiscal 2008), we issued $500.0 million of ten-year, 7.75% senior unsecured notes through lead managers Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. We used the proceeds to repay existing indebtedness, principally on our U.S. Credit Facility.

•	We had net repayments of $147.0 million on the U.S. Credit Facility during the current year and had net borrowings of $306.1 million on the U.S Credit Facility during the prior year.

•	We had net borrowings of $73.4 million on the Euro Credit Facility during the current year and had net borrowings of $322.8 million on the Euro Credit Facility during the prior year.

As of January 27, 2008 (fiscal 2008), we had aggregate credit facilities and credit lines totaling $1,832.8 million including unused capacity of $466.4 million, of which $443.9 million represents unused capacity under the U.S. Credit Facility. There was no available capacity under the Euro Credit Facility. In November 2007 (fiscal 2008), we exercised our option to increase the amount committed under the U.S Credit Facility by $75.0 million, resulting in $1.275 billion of available borrowings under the U.S. Credit Facility. The amount under the U.S. Credit Facility may be increased up to $1.35 billion at our request under certain conditions.

Other items that may affect cash flow from financing activities including events subsequent to January 27, 2008 include, but are not limited to, the following:

•

On March 5, 2008, (fiscal 2008), we announced that we had entered into an agreement to sell Smithfield Beef, our beef processing and cattle feeding operation, to JBS for $565.0 million in cash. The JBS transaction excludes substantially all live cattle inventories held by Smithfield Beef and Five Rivers as of the closing date, together with the associated debt. Live cattle currently owned by Five Rivers will be transferred to a new 50/50 joint venture between us and CGC, while live cattle currently owned by Smithfield Beef will be transferred to another subsidiary of ours. The excluded live cattle will be raised by JBS after closing for a negotiated fee and then sold at maturity at market-based prices. Proceeds from the sale of the excluded live cattle will be paid in cash to the Smithfield Foods/CGC joint venture or to us, as appropriate. We believe that most of the live cattle inventories will be sold within six months after closing, with substantially all sold within 12 months after closing. The proceeds from the sale of Smithfield Beef’s live cattle inventories, together with our 50 percent interest in Five Rivers’ cattle inventory, net of the associated debt, are expected to be in excess of $200 million. We expect to use substantially all of the proceeds to repay debt.

•

We enter into short-term uncommitted credit lines from time to time as an ordinary course of financing activity. In February 2008, we secured one year uncommitted credit lines totaling $200.0 million from three of our existing bank lenders. On February 14, 2008, we drew down $100.0 million from one of the credit lines. We used the borrowings to pay down the U.S. Credit Facility.

•	We redeemed certain senior subordinated notes in the amount of $182.1 million that matured in February 2008 (fiscal 2008) using availability under the U.S. Credit Facility.

•

In December 2007 (fiscal 2008), Standard & Poor’s Rating Services (S&P) placed our ‘BB+’ credit rating on negative watch. The interest rates on the majority of our variable interest rate debt would be affected by a downgrade in the credit rating. If S&P were to downgrade our credit rating by one level, the variable interest rate on our U.S. Credit Facility would be affected by 0.25% and the variable interest rate on the Euro Credit Facility would increase by 0.10%. Based on amounts outstanding at January 27, 2008, the pretax impact to earnings of such a downgrade would be approximately $2.2 million annually, all of which would be related to increased interest expense. On March 5, 2008 (fiscal 2008), Moody’s reaffirmed its rating of Ba2, negative outlook.

•

Our various debt agreements contain financial covenants that require the maintenance of certain levels of ratios for net worth, fixed charges, leverage and interest coverage. In October 2007 (fiscal 2008), we amended one of such ratio related to certain senior secured notes totaling approximately $52.5 million. This amendment was in effect through the end of the third quarter of fiscal 2008. We expect to be in compliance in the fourth quarter of fiscal 2008.

Contractual Obligations and Commercial Commitments.

The following table provides information about the Company’s contractual obligations and commercial commitments as of January 27, 2008:

	Payments Due By Period
(in millions)	Total	< 1 Year	2-3 Years	4-5 Years	>5 Years

Long-term debt	$3,570.2	$249.4	$1,735.2	$677.8	$907.8
Interest	967.6	224.9	356.1	185.2	201.4
Capital lease obligations, including interest	4.8	1.5	1.9	1.1	0.3
Operating leases	277.9	52.3	84.2	62.6	78.8
Capital expenditure commitments	258.2	100.0	100.0	58.2	—
Purchase obligations:
Hog procurement(1)	3,927.2	1,194.2	1,347.8	939.7	445.5
Cattle procurement(2)	409.4	409.4	—	—	—
Contract hog growers(3)	1,052.0	291.7	390.5	272.6	97.2
Other(4)	508.3	247.6	166.7	38.6	55.4

Total	$10,975.6	$2,771.0	$4,182.4	$2,235.8	$1,786.4

(1)

Through the Pork and International segments, we have purchase agreements with certain hog producers. Some of these arrangements obligate us to purchase all of the hogs produced by these producers. Other arrangements obligate us to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that we are be obligated to purchase and the uncertainty of market prices at the time of hog purchases, we have estimated our obligations under these arrangements. For <1 Year, the average purchase price estimated is based on available futures contract values and internal projections adjusted for historical quality premiums. For prices beyond fiscal 2008, we estimated the market price of hogs based on the ten-year average of $0.42 per pound.

(2)

Through the Beef segment, we have purchase agreements with certain cattle producers. Some of these arrangements are fixed price contracts and others obligate us to purchase a fixed amount of cattle at the market price at the time of delivery. For the fixed price contracts, the actual amounts are shown in the table. Due to the uncertainty of future market prices for cattle, we based our fixed quantity obligations on available futures contract values.

(3)

Through the HP segment, we use independent farmers and their facilities to raise hogs produced from our breeding stock. Under multi-year contracts, the farmers provide the initial facility investment, labor and front line management in exchange for a performance-based service fee payable upon delivery. We are obligated to pay this service fee for all hogs delivered. We have estimated our obligation based on expected hogs delivered from these farmers.

(4)

Includes forward grain contracts which, if valued at January 27, 2008 market prices, would be $175.6 million. It also includes $100.0 million, allocated at $10.0 million per year for the next ten years, which represents our current estimated cost for our transition to group pens from gestation stalls.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning the Company’s outlook for the future, as well as other statements of beliefs, future plans and other strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The Company’s forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, the timing and extent to which beef export markets are reopened, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, changes in our credit rating, access to capital, the investment performance of the Company’s pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations, credit exposure to large customers, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal 2007. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in or implied by, the statements. Any forward-looking statement that the Company makes speaks only as of the date of such statement, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For complete quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2007. The Company’s exposure to market risk from commodities is detailed below.

The following table presents the sensitivity of the fair value of the Company’s open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of January 27, 2008 and April 29, 2007.

(in millions)	January 27, 2008	April 29, 2007
Livestock	$60.2	$154.4
Grains	31.9	11.5
Interest rates	2.8	2.5
Foreign currency	3.8	7.6

Item 4.	Controls and Procedures

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

Missouri litigation. As previously disclosed in our Quarterly Report on Form 10-Q filed on September 7, 2007, in 2002, lawsuits based on the law of nuisance were filed against PSF and CGC in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. In the second Adwell trial, a jury trial involving three plaintiffs in the Adwell cases resulted in a jury verdict in December 2007 in favor of PSF and CGC as to all claims. Plaintiffs have indicated that they will dismiss without prejudice the claims of two individuals. As a result, there will be 21 additional separate trials in Adwell, each involving one to six plaintiffs, with the next trial date set for September 2008.

Souderton facility. As previously disclosed in our Quarterly Report on Form 10-Q filed on September 7, 2007, there were two wastewater incidents at our Souderton facility in 2006. These incidents were resolved by a consent order and agreement with the State of Pennsylvania providing for civil penalties and damages totaling $77,888 and establishing an enforceable schedule for the completion of a planned $5 million upgrade to the facility’s existing wastewater treatment system.

Our Quarterly Report on Form 10-Q filed on September 7, 2007 also disclosed a separate wastewater release experienced by the Souderton facility in August 2007.

On December 5, 2007, the Souderton facility experienced an operational upset in a part of the chlorination system of its wastewater treatment plant. The plant discharges to Skippack Creek. We provided notice of the upset on the same day, and then filed a written report to the Pennsylvania Department of Environmental Protection and the Pennsylvania Fish and Boat Commission. In the written report, we stated that we had already reconfigured the chlorination system to prevent a recurrence and that the facility intended to replace the existing chlorination system, pending approval of plans that had been submitted to the State prior to the upset. The United States Environmental Protection Agency and the Department of Justice have commenced an investigation into the incident and have issued grand jury subpoenas for documents and testimony. The facility is cooperating with the investigation. At this time, due to the nature and circumstances of the investigation, it is not possible to assess the liability associated with this incident; this incident is not, however, anticipated to have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for fiscal 2007 includes a listing of risk factors to be considered by investors in our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 29 to November 25, 2007	—	—	—	2,873,430
November 26 to December 30, 2007	—	—	—	2,873,430
December 31 to January 27, 2008	—	—	—	2,873,430

Total	—	—	—	2,873,430

(1)	As of January 27, 2008, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were authorized on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 2.1	—	Stock Purchase Agreement, dated March 4, 2008, by and among Smithfield Foods, Inc., and JBS S.A. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2008).
Exhibit 2.2	—	Purchase Agreement, dated March 4, 2008, by and among Continental Grain Company, ContiBeef LLC, Smithfield Foods, Inc., and MF Cattle Feeding, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2008).
Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).
Exhibit 3.2	—	Amendment to the Bylaws effective December 27, 2007, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2007).
Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Carey J. Dubois, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2	—	Certification of Carey J. Dubois, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/S/ CAREY J. DUBOIS
Carey J. Dubois Vice President and Chief Financial Officer

/S/ KENNETH M. SULLIVAN
Kenneth M. Sullivan Vice President and Chief Accounting Officer

Date: March 7, 2008