Form 10-K
period 2008-04-27
SMITHFIELD FOODS INC
filed 2008-06-26
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2008

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of October 28, 2007 was approximately $2.8 billion. This figure was calculated by multiplying (i) the $28.50 last sales price of registrant’s Common Stock as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter by (ii) the number of shares of registrant’s Common Stock not held by any executive officer or director of the registrant or any person known to the registrant to own more than five percent of the outstanding Common Stock of the registrant. Such calculation does not constitute an admission or determination that any such executive officer, director or holder of more than five percent of the outstanding shares of Common Stock of the registrant is in fact an affiliate of the registrant.

At June 11, 2008, 134,398,175 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 27, 2008.

PART I

ITEM 1.	BUSINESS

GENERAL

Smithfield Foods, Inc., together with its subsidiaries (the “Company,” “we,” “us” or “our”) began as a pork processing operation called The Smithfield Packing Company, founded in 1936 by Joseph W. Luter and his son, Joseph W. Luter, Jr. Through a series of acquisitions starting in 1981, we have become the largest pork processor and hog producer in the world.

Prior to the fourth quarter of fiscal 2008, we conducted our business through six reporting segments: Pork, Beef, International, Hog Production (HP), Other and Corporate. Due to our agreement to sell Smithfield Beef (see “Business Developments” below), the results from our Beef segment are now reported as discontinued operations.

Each segment is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe, Mexico and China. The HP segment consists of our hog production operations located in the U.S., Poland and Romania, as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations and our interest in Butterball, LLC (Butterball). The Corporate segment provides management and administrative services to support our other segments. The former Beef segment is comprised mainly of two U.S. beef processing subsidiaries, our cattle feeding operations and our interests in cattle feeding operations.

SEGMENTS

Pork Segment

The Pork segment produces a wide variety of fresh pork and packaged meats products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. The Pork segment currently operates over 40 processing plants.

During the preceding three fiscal years, our main acquisitions and the initial investment dates in the Pork segment were:

Initial Investment Date	Acquisition	Description
Fiscal 2008	Premium Standard Farms, Inc. (PSF)	Vertically integrated hog producer and pork processor. Producer of mostly fresh pork products.

Fiscal 2007	Armour-Eckrich	Producer of mostly branded packaged meats products with large market share in hot dogs, dinner sausages and luncheon meats based in Naperville, Illinois.

Fiscal 2006	Cook’s Hams, Inc. (Cook’s)	Producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meat items, based in Lincoln, Nebraska.

The following table shows the percentages of Pork segment revenues derived from packaged meats, fresh pork and other products for the fiscal years indicated.

	2008	2007	2006
Packaged meats	57%	59%	50%
Fresh pork	41	39	48
Other products (1)	2	2	2

	100%	100%	100%

(1)	Includes by-products and rendering.

Packaged meats and fresh pork products

The Pork segment sold approximately 4.0 billion pounds of fresh pork in fiscal 2008. We process hogs at nine plants (six in the Midwest and three in the Southeast), with a current aggregate slaughter capacity of approximately 122,000 hogs per day. A substantial portion of our fresh pork is sold to retail customers as unprocessed, trimmed cuts such as butts, loins (including roasts and chops), picnics and ribs.

The Pork segment sold approximately 3.1 billion pounds of packaged meats products in fiscal 2008. We produce a wide variety of packaged meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. We market our domestic packaged meats products under labels that include Smithfield, Farmland, John Morrell, Gwaltney, Great, Cumberland Gap, Armour, Eckrich, Margherita, LunchMakers, Dinner Bell, Carando, Kretschmar, Lean Generation, Lykes, Cook’s, Esskay, Valleydale, Ember Farms, Rath, Roegelein, Ohse, Stefano’s, Williamsburg, Tom & Ted’s and Jamestown. We also sell a substantial quantity of packaged meats as private-label products.

We continue to emphasize a strategy of converting more of fresh meat raw materials into value-added, further processed meats. With the acquisition of Armour-Eckrich in fiscal 2007 and Cook’s in fiscal 2006, and the addition of new bacon lines, we added the capacity to be a net buyer of both hams and bellies. In addition, our 210,000 square foot state-of-the-art cooked ham manufacturing facility in Kinston, North Carolina was completed and opened in July 2006 (fiscal 2007). Our product lines include leaner fresh pork products as well as lower-fat and lower-salt packaged meats. We also market a line of lower-fat value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40% lower-fat bacon. We believe that leaner pork products and meal options that deliver convenience, variety and ease of preparation, combined with the industry’s efforts to heighten public awareness of pork as an attractive protein source, have led to increased consumer demand.

Sources and availability of raw materials

Live hogs are the primary raw materials of the Pork segment. Historically, hog prices have been subject to substantial fluctuations. Hog supplies, and consequently prices, are affected by factors such as corn and soybean meal prices, weather and farmers’ access to capital. Hog prices tend to rise seasonally as hog supplies decrease during the hot summer months and tend to decline as supplies increase during the fall. This tendency is due to lower farrowing performance during the winter months and slower animal growth rates during the hot summer months.

The Pork segment purchased 41% of its U.S. live hog requirements from the HP segment in fiscal 2008. In addition, we have established multi-year agreements with Maxwell Foods, Inc. and Prestage Farms, Inc., which provide us with a stable supply of high-quality hogs at market-indexed prices. These producers supplied approximately 10% of hogs processed by the Pork segment in fiscal 2008.

We also purchase hogs on a daily basis at our Southeastern and Midwestern processing plants, at company-owned buying stations in three Southeastern and five Midwestern states and from Canadian sources. We also purchase fresh pork from other meat processors to supplement our processing requirements. Additional purchases include raw beef, poultry and other meat products that are added to sausages, hot dogs and luncheon meats. Those meat products and other materials and supplies, including seasonings, smoking and curing agents, sausage casings and packaging materials, are readily available from numerous sources at competitive prices.

International Segment

The International segment includes our international meat processing operations that produce a wide variety of fresh and packaged meats products. We have controlling interests in international meat processing and distribution operations located mainly in Poland, Romania and the United Kingdom. In addition, we have interests in international meat processing operations, mainly in Western Europe, Mexico and China.

In August 2006 (fiscal 2007), we formed a 50/50 joint venture, named Groupe Smithfield, with Oaktree Capital Management, LLC, which purchased the European meats business of Sara Lee Corporation. We contributed our French operations and cash of €50.0 million (at the time approximately $63.1 million). We account for our investment in Groupe Smithfield as an equity investment and record 50% of the earnings of Groupe Smithfield as “Equity in income of affiliates” in our consolidated statements of income.

We also have a strategic investment in 24% of the common stock of Campofrío Alimentacíon S.A., a packaged meats manufacturer and marketer headquartered in Madrid, Spain.

The following table shows the percentages of International segment revenues derived from packaged meats, fresh pork and other meat products for the fiscal years indicated. The changes between fiscal 2006 and fiscal 2007 reflect in part the contribution of our French operations to Groupe Smithfield in fiscal 2007.

	2008	2007	2006
Packaged meats	41%	34%	56%
Fresh pork	19	23	19
Other meat products (1)	40	43	25

	100%	100%	100%

(1)	Includes poultry, beef, by-products and rendering.

Sources and availability of raw materials

Live hogs are the primary raw materials of the International segment. Historically, hog prices have been subject to substantial fluctuations. Hog supplies, and consequently prices, are affected by factors such as corn and soybean meal prices, weather and farmers’ access to capital. Hog prices tend to rise seasonally as hog supplies decrease during the hot summer months and tend to decline as supplies increase during the fall. This tendency is due to lower farrowing performance during the winter months and slower animal growth rates during the hot summer months. The International segment purchased 59% of its live hog requirements from the HP segment in fiscal 2008.

Hog Production Segment

As a complement to our Pork and International segments, we have vertically integrated into hog production. The HP segment operates numerous hog production facilities with approximately 1.1 million sows producing about 19.4 million market hogs annually. In addition, through our joint ventures, we have approximately 98,000 sows producing about 1.5 million market hogs annually. Domestically, the HP segment produces approximately 41% of the Pork segment’s live hog requirements. The HP segment produces approximately 59% of the International segment’s live hog requirements. The profitability of hog production is directly related to the market price of live hogs and the cost of feed grains such as corn and soybean meal. The HP segment generates higher profits when hog prices are high and feed grain prices are low, and lower profits (or losses) when hog prices are low and corn and soybean meal prices are high. We believe that the HP segment furthers our strategic initiative of vertical integration and reduces our exposure to fluctuations in profitability historically experienced by the pork processing industry. In addition, as food safety becomes increasingly important to the consumer, our vertically integrated system provides traceability from conception of livestock to consumption of the pork product.

As disclosed above under “Pork Segment,” during fiscal 2008, we acquired PSF, a vertically integrated hog producer and pork processor. PSF’s hog production operations are reported in our HP segment. The acquisition of PSF added hog production facilities in Missouri, North Carolina and Texas with approximately 147,000 sows producing about 2.6 million market hogs annually.

Genetics

We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). The HP segment makes extensive use of these genetic lines, with approximately 863,000 SPG breeding sows. In addition, we have sublicensed some of these rights to some of our strategic hog production partners. In addition, through our joint ventures, we have approximately 65,000 SPG breeding sows. All hogs produced under these sublicenses are processed internally. We believe that the hogs produced by these genetic lines are the leanest hogs commercially available and enable us to market highly differentiated pork products. We believe that the leanness and increased meat yields of these hogs enhance our profitability with respect to both fresh pork and packaged meats. In fiscal 2008, we produced approximately 15.1 million SPG hogs domestically. We also produced approximately 1.0 million SPG hogs through our joint ventures.

Hog production operations

We are the world’s largest hog producer. We use advanced management techniques to produce premium quality hogs on a large scale at a low cost. We develop breeding stock, optimize diets for our hogs at each stage of the growth process, process feed for our hogs and design hog containment facilities. We believe our economies of scale and production methods, together with our use of the advanced SPG genetics, make us a low cost producer of premium quality hogs. We also utilize independent farmers and their facilities to raise hogs produced from our breeding stock. Under multi-year contracts, a farmer provides the initial facility investment, labor and front line management in exchange for a service fee. Currently, approximately 65% of our market hogs are finished on contract farms.

Nutrient management and other environmental issues

Our hog production facilities have been designed to meet or exceed all applicable zoning and other government regulations. These regulations require, among other things, maintenance of separation distances between farms and nearby residences, schools, churches, public use areas, businesses, rivers, streams and wells and adherence to required construction standards.

Hog production facilities generate significant quantities of manure, which must be managed properly to protect public health and the environment. We believe that we use the best technologies currently available and economically feasible for the management of swine manure, which require permits under state, and in some instances, federal law. The permits impose standards and conditions on the design and operation of the systems to ensure that they protect public health and the environment, and can also impose nutrient management planning requirements depending on the type of system utilized. The most common system of swine waste management employed by our hog production facilities is the lagoon and spray field system, in which lined earthen lagoons are utilized to treat the manure before it is applied to agricultural fields by spray application. The nitrogen and phosphorus in the treated manure serve as a crop fertilizer.

We follow a number of other policies and protocols to reduce the impact of our hog production operations on the environment, including: the employment of environmental management systems; ongoing employee training regarding environmental controls; walk-around inspections at all sites by trained personnel; formal emergency response plans that are regularly updated; and collaboration with manufacturers regarding testing and developing new equipment. For further information see “Regulation” below.

Sources and availability of raw materials

Feed grains, including corn, soybean meal and wheat, are the primary raw materials of the HP segment. These grains are readily available from numerous sources at competitive prices. We generally purchase corn and soybean meal through forward purchase contracts. Historically, grain prices have been subject to substantial fluctuations and have been escalating in recent years, particularly in recent months, due to increased worldwide demand.

Other Segment

The Other segment is comprised of our turkey production and hatchery operations and our 49% interest in Butterball. In October 2006 (fiscal 2007), concurrent with our acquisition of Armour-Eckrich, Carolina Turkeys, LLC financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball.

Our turkey production operations sell exclusively to Butterball. Butterball produces whole turkeys and parts, cooked turkey breasts, turkey sausages, ground turkey, lunchmeat and fresh tray pack, bone-in and boneless turkey. These products are sold in twenty countries, including the U.S., Mexico, China and Russia, and are available through retail, deli and foodservice channels.

Former Beef Segment (Discontinued Operations)

Please see “Business Developments—Discontinued operations—Smithfield Beef” below for discussion of the agreement to sell our entire Beef segment.

Our beef operations produce mainly boxed beef and ground beef (both chub and case-ready) and market these products in large portions of the U.S. Our beef operations sell to over 16 foreign markets, including Canada, China, Japan, Mexico and South Korea.

In December 2003, a case of Bovine Spongiform Encephalopathy (BSE) was discovered in the State of Washington. In response to this discovery, many foreign countries, including Japan, South Korea and other key Asian markets imposed bans on beef imports from the U.S. Since 2003, a few more isolated cases of BSE have been discovered in the U.S., furthering uncertainty as to whether or when certain closed markets may reopen and whether or when existing open markets may close. A number of these countries subsequently reopened their borders to beef imports from the U.S.; however, some of the countries, including Japan and South Korea, have restrictive conditions that limit the types of product that can be imported.

During the preceding three fiscal years, our main investment in our beef operations was:

Initial Investment Date	Investment	Description
Fiscal 2006	Five Rivers Ranch Cattle Feeding LLC (Five Rivers)	Cattle feeding joint venture headquartered in Colorado with a one-time feeding capacity of 811,000 head.

The following table shows the percentages of our beef operations’ revenues derived from fresh beef, cattle feeding and other products for the fiscal years indicated.

	2008	2007	2006
Fresh beef	73%	78%	81%
Cattle feeding	1	1	11
Other products (1)	26	21	8

	100%	100%	100%

(1)	Includes hides and rendering.

Beef products

We produced approximately 1.3 billion pounds of fresh beef in fiscal 2008. We process cattle at four plants (two in the Midwest, one in the Northeast and one in the Southwest), with a current aggregate processing capacity of 7,850 cattle per day. Our beef is sold to retail and foodservice customers as boxed beef and ground beef.

Cattle feeding

In May 2005 (fiscal 2006), we and Continental Grain Company (CGC, formerly ContiGroup Companies, Inc.) formed Five Rivers, a 50/50 joint venture between our respective cattle feeding businesses, MF Cattle Feeding, Inc. (MFI) and ContiBeef LLC (ContiBeef). Five Rivers is a stand-alone operating company, independent from both us and CGC, currently headquartered in Loveland, Colorado, with a total of ten feedlots located in Colorado, Idaho, Kansas, Oklahoma and Texas. Five Rivers has one-time feeding capacity of 811,000 head making it the largest commercial cattle feeding operation in the U.S. Five Rivers sells cattle to multiple U.S. beef packing firms using a variety of marketing methods that were already in place at MFI and ContiBeef.

As of April 27, 2008, we had approximately 207,100 head of cattle valued at roughly $147.0 million located at both company-owned and custom feedlots throughout the Northwest, Southwest, Midwest, and East regions of the U.S.

Sources and availability of raw materials

The primary raw materials of our beef processing operations are live cattle. Historically, cattle prices have been subject to substantial fluctuations. Cattle supplies and prices are affected by factors such as corn and soybean meal prices, weather and farmers’ access to capital.

Our four processing plants purchase lean Holstein steers and cows and other cattle primarily from feed yards, auction barns, direct contract relationships with suppliers in close proximity to processing plants and from our existing cattle feeding operations. The close proximity of these plants to most of their suppliers reduces transportation costs, shrinkage and bruising of livestock in transit. Our beef operations generally maintain a “bought ahead” position of a one- to two-week supply of live cattle. We procure approximately 12% of our live cattle from our existing cattle feeding operations and 15% of our live cattle on a forward contract basis, filling the remainder of our live cattle requirements in the spot market.

PORK, BEEF AND INTERNATIONAL SEGMENTS IN GENERAL

Customers and Marketing

Our fundamental marketing strategy is to provide quality and value to the ultimate consumers of our fresh pork, packaged meats and beef products. We have a variety of consumer advertising and trade promotion programs designed to build awareness and increase sales distribution and penetration. We also provide sales incentives for customers through rebates based on achievement of specified volume and/or growth in volume levels.

We have significant market presence both domestically and internationally where we sell our fresh pork and beef, packaged meats and other meat products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. We use both in-house salespersons as well as independent commission brokers to sell our products. In fiscal 2008, we sold our products to more than 4,000 customers, none of whom accounted for as much as 10% of consolidated revenues. We have no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.

In fiscal 2008, export sales comprised approximately 13% of the Pork segment’s volumes and 4% of the Beef segment’s volumes. We provide Japanese markets with a line of branded fresh pork, as well as other chilled and frozen unbranded fresh pork products. In addition to Japan, we have export sales to China, Mexico and to more than three dozen other foreign countries. Export sales are subject to factors beyond our control, such as tariffs, trade barriers and other governmental restrictions. The majority of our Pork segment’s and beef operations’ export sales are in U.S. dollars and therefore bear very little currency exchange risk. Our International segment has sales denominated in foreign currencies and, as a result, is subject to certain currency exchange risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” for a discussion of our foreign currency hedging activities.

Methods of Distribution

We use a combination of private fleets of leased tractors and trailers and independent common carriers and owner operators to distribute live hogs, fresh pork and beef, packaged meats and other meat products to our customers, as well as to move raw materials between plants for further processing. We coordinate deliveries and use backhauling to reduce overall transportation costs. In the U.S., we distribute products directly from some of our plants and from leased distribution centers in Missouri, Pennsylvania, North Carolina, Virginia, Kansas, Wisconsin, Indiana, Illinois, Connecticut, California, Michigan, Arizona and Texas. We also operate distribution centers adjacent to our plants in Bladen County, North Carolina, Sioux Falls, South Dakota, Crete, Nebraska, Green Bay, Wisconsin and Souderton, Pennsylvania. Internationally, we distribute our products through a combination of leased and owned warehouse facilities.

Trademarks

We own and use numerous marks, which are registered trademarks or are otherwise subject to protection under applicable intellectual property laws. We consider these marks and the accompanying goodwill and customer recognition valuable and material to our business. We believe that registered trademarks have been important to the success of our branded fresh pork and packaged meats products. In a number of markets, our brands are among the leaders in select product categories.

Seasonality

The meat processing business is somewhat seasonal in that, traditionally, the periods of higher sales for hams are the holiday seasons such as Christmas, Easter and Thanksgiving, and the periods of higher sales for smoked sausages, hot dogs and luncheon meats are the summer months. The Pork segment typically builds substantial inventories of hams in anticipation of its seasonal holiday business. In addition, the HP segment experiences lower farrowing performance during the winter months and slower animal growth rates during the hot summer months. Our beef operations also enjoy a stronger spring and summer period during the traditional “grilling season.”

Competition

The protein industry in general, and the pork and beef processing industries in particular, are highly competitive. Our products compete with a large number of other protein sources, including chicken and seafood, but our principal competition comes from other pork and beef processors.

We believe that the principal competitive factors in the pork and beef processing industries are price, product quality and innovation, product distribution and brand loyalty. Some of our competitors are more diversified than us. To the extent that their other operations generate profits, these more diversified competitors may be able to subsidize their meat processing operations during periods of low or negative profitability.

FINANCIAL INFORMATION OF SEGMENTS

Financial information for each reportable segment, including revenues, operating profit and total assets, is disclosed in Note 12 in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”

RISK MANAGEMENT AND HEDGING

We are exposed to market risks primarily from changes in commodity prices, as well as interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments.”

BUSINESS DEVELOPMENTS

The following business developments have occurred since the beginning of fiscal 2008:

Acquisition

In May 2007 (fiscal 2008), we acquired PSF for approximately $800.0 million in stock and cash including $125.4 million of assumed debt. PSF is one of the largest providers of pork products to the retail, wholesale, foodservice, further processor and export markets. PSF is a recognized leader in the pork industry through its vertically integrated business model that combines modern, efficient production and processing facilities, sophisticated genetics, and strict control over the variables of health, diet and environment. PSF has processing facilities in Missouri and North Carolina. PSF is also one of the largest owners of sows in the U.S. with operations located in Missouri, North Carolina and Texas. PSF’s results from pork processing operations are reported in our Pork segment and results from hog production operations are reported in our HP segment.

Discontinued operations

Smithfield Beef

In March 2008 (fiscal 2008), we entered into an agreement with JBS S.A., a company organized and existing under the laws of Brazil (JBS), to sell Smithfield Beef, our beef processing and cattle feeding operation that encompassed our entire Beef segment, to JBS for $565.0 million in cash.

The sale to JBS will include 100% of Five Rivers. We also entered into an agreement with CGC in March 2008 (fiscal 2008) to acquire from CGC the 50% of Five Rivers that we do not presently own in exchange for 2.167 million shares of our common stock. This transaction with CGC will occur immediately before the JBS transaction, is conditioned upon the JBS transaction taking place, and will make CGC a beneficial owner of more than 9% of our common stock. Paul J. Fribourg, a member of our board of directors, is Chairman, President and Chief Executive Officer of CGC. Michael J. Zimmerman, an advisory director of the Company, is Executive Vice President and Chief Financial Officer of CGC.

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

The respective transactions are subject to customary adjustments, including working capital adjustments. The transactions are also subject to regulatory review. We are currently in the process of responding to the second request from the Antitrust Division of the Department of Justice. Barring regulatory delays, we anticipate the transactions will close during the second quarter of fiscal 2009. Accordingly, the results of Smithfield Beef are now being reported as discontinued operations. We expect that the net proceeds of the transactions will be used for debt reduction.

Smithfield Bioenergy, LLC (SBE)

In April 2007 (fiscal 2007), we decided to exit the alternative fuels business. In May 2008 (fiscal 2009), we completed the sale of substantially all of the assets of SBE for $9.8 million. As a result of these events, we recorded an impairment charge of $9.6 million, net of tax of $5.4 million, during fiscal 2008 to reflect the assets of SBE at their estimated fair value. The results of SBE are reported in discontinued operations.

Other Developments

Classical Swine Fever (CSF)

In August 2007 (fiscal 2008), outbreaks of CSF occurred at three of our thirty-three hog farms in Romania. During the second quarter of fiscal 2008, we recorded approximately $13.0 million of inventory write-downs and associated disposal costs related to these outbreaks. CSF is a highly contagious, viral disease that affects pigs but has no effect on human health. We worked closely with Romanian authorities to contain the outbreaks and to destroy and dispose of animals on the three affected farms. We do not believe there are any future material costs remaining. We believe that we are eligible for reimbursement for certain costs associated with the euthanasia and disposal of the affected animals under governmental programs designed to compensate animal owners affected by disease. Romanian authorities have initially denied our claim for reimbursement of such costs. However, we are still actively pursuing reimbursement. Any potential cost reimbursement would only be recognized in the financial statements in the period in which it is received. There are no assurances that any funds will ultimately be collected.

Reduction of U.S. Sow Herd

On February 19, 2008 (fiscal 2008), we announced a plan to reduce our U.S. sow herd by four to five percent, or 40,000 to 50,000 sows. We believe that this will ultimately result in 800,000 to 1,000,000 fewer market hogs annually. We began phasing in these reductions immediately. We do not believe we will incur significant costs associated with the implementation of this plan. We may consider additional sow reductions if market conditions deteriorate.

REGULATION

Regulation in General

Like other participants in the industry, we are subject to various laws and regulations administered by federal, state and other government entities, including the United States Environmental Protection Agency (EPA) and corresponding state agencies, as well as the United States Department of Agriculture, the United States Food and Drug Administration, the United States Occupational Safety and Health Administration and similar agencies in foreign countries. Management believes that we currently are in compliance with all these laws and regulations in all material respects and that continued compliance with these laws and regulations will not have a material adverse effect on our financial position or results of operations.

Water

In February 2003, the EPA promulgated regulations under the Clean Water Act governing confined animal feeding operations (CAFOs). Among other things, these regulations impose obligations on CAFOs to manage animal waste in ways intended to reduce the impact on water quality. These new regulations were challenged in federal court by both industry and environmental groups. Although a 2005 decision by the court invalidated several provisions of the regulations, they remain largely intact. Similarly, the State of North Carolina Department of Environment and Natural Resources (NCDENR) has issued general permits intended to protect state waters from impacts of large animal feeding operations. Although compliance with the federal regulations and state permits required some changes to our hog production operations resulting in additional costs, such compliance has not had a material adverse effect on our hog production operations.

In the fall of 2007, the Waterkeeper Alliance and others filed a rulemaking petition with the North Carolina Environmental Management Commission (the Commission) requesting that the Commission initiate a rulemaking to require monitoring of potential or suspected discharges from swine farms in North Carolina. On May 8, 2008, the Commission accepted the petition and directed staff to form a stakeholder group to assist staff in developing a proposed rule for the Commission’s consideration at a later date. Although compliance with a new monitoring rule in North Carolina could impose additional costs on our hog production operations, such costs are not expected to have a material adverse effect of on our hog production operations. However, there can be no assurance that the rulemaking will not result in changes to the existing monitoring rules which may have a material adverse effect on our financial position or results of operations.

Air

The EPA is also focusing on the possible need to regulate air emissions from animal feeding operations. During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at the EPA’s request to assist the EPA in making that determination. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, our hog production subsidiaries have accepted the EPA’s offer to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators agreed to pay a penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms have been given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. Pursuant to our consent decree and order, we have paid a $100,000 penalty to the EPA. Prior to the acquisition of PSF in May 2007, PSF’s Texas farms and company owned farms in North Carolina also agreed to participate in this program. The National Pork Board, of which we are a member and contribute funds, will be paying the costs of the air emissions monitoring study on behalf of all hog producers, including us, out of funds collected from its members in previous years. The cost of the study for all hog producers is approximately $6.0 million. New regulations governing air emissions from animal agriculture operations are likely to emerge from the monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations will not have a material adverse effect on our financial position or results of operations.

The State of Missouri promulgated a rule that came into effect on January 1, 2002 to regulate odor emissions from large animal feeding operations such as the PSF operations in Missouri. This rule required PSF to develop plans to reduce odor emissions and to submit such plans to state authorities, which it has done. This rule also required PSF to make certain changes to reduce odors at the property line to certain established levels. We do not anticipate material costs to comply with the rule as promulgated.

Greenhouse Gases

Despite the recent failure of federal legislation establishing a cap-and-trade mechanism for regulation of greenhouse gas (GHG) emissions, we believe there will be continued interest in the future in potential regulation of GHG emissions. GHG emissions occur at several points across our operations, including production, transportation and processing. It is not possible at this time to predict the structure or outcome of future legislative or regulatory efforts to address such emissions or the eventual cost to us of compliance.

Regulatory and Other Proceedings

From time to time we receive notices from regulatory authorities and others asserting that we are not in compliance with such laws and regulations. In some instances, litigation ensues. The Waterkeeper Alliance, an environmental activist group from the State of New York, has filed or caused to be filed a series of lawsuits against us and our subsidiaries and properties. These suits are described below.

In February 2001, the Waterkeeper Alliance, Thomas E. Jones d/b/a Neuse Riverkeeper and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against us, one of our subsidiaries, and two of that subsidiary’s hog production facilities in North Carolina, referred to as the “Citizens Suits.” The Citizens Suits alleged, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits have been settled and resolved with the entry of a consent decree, which was approved and entered by the court in March 2006 (fiscal 2006).

The consent decree provides, among other things, that our subsidiary, Murphy-Brown LLC, will undertake a series of measures designed to enhance the performance of the swine waste management systems on approximately 260 company-owned farms in North Carolina and thereby reduce the potential for surface water or ground water contamination from these farms. The effect of the consent decree will not have a material adverse effect on our financial position or results of operations. The consent decree resolves all claims in the actions and also contains a broad release and covenant not to sue for any other claims or actions that the plaintiffs might be able to bring against us and our subsidiaries related to swine waste management at the farms covered by the consent decree. There are certain exceptions to the release and covenant not to sue related to future violations and the swine waste management technology development initiative pursuant to the Agreement described below under “Environmental Stewardship.” We may move to terminate the consent decree on or after March 2013 provided all of the consent decree obligations have been satisfied.

Prior to our acquisition of PSF, it had entered into environmental judgments and a consent decree with the State of Missouri and with the federal government and a citizens group. The decrees generally required that PSF pay penalties to settle past alleged regulatory violations, and the judgments and decree and the voluntary agreement require that PSF research, develop, and implement new technologies for environmental controls at the Missouri operations.

In 1999, PSF entered into a consent judgment to settle a suit filed by the State of Missouri. The settlement required PSF to invest $25.0 million in capital expenditures to develop and implement “Next Generation Technology.” The proposed technologies were to be approved by a panel of independent university experts and were to be developed and implemented by 2004. In 2002, the State of Missouri filed a suit against PSF for alleged new violations of environmental regulations, the settlement of which modified the 1999 consent judgment by (i) specifying that Next Generation Technology be installed on the 11 largest farms, and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology PSF installs will be effective in reducing potential impacts to the environment.

In 2001, PSF entered into a consent decree with a citizens group and the U.S to resolve alleged violations of the Clean Air Act, Clean Water Act and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). This consent decree was built upon the 1999 consent decree with the State of Missouri referenced above and requires that the Next Generation Technology employed meets certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. PSF paid a civil penalty in the amount of $350,000 in connection with this settlement.

In 2004, PSF estimated that it would invest approximately $33.0 million in additional capital for Next Generation Technology by the 2010 deadline to comply with the requirements of both the state consent judgments and the federal consent decree. As of April 27, 2008, we estimate such costs to be $34.3 million, of which $22.4 million had been spent. Included in this commitment is a fertilizer plant in northern Missouri that converts waste into commercial grade fertilizer. Construction of the fertilizer plant has been completed at a cost of $10.3 million. Recent decisions in fiscal 2009 by the panel of university experts mentioned above suggest that our obligations under the state consent judgments and the federal consent decree could significantly exceed the $34.3 million estimate. At this time, PSF is reviewing the panel’s decisions and is developing further technology proposals for consideration by the State and the expert panel; however, the technology development process is ongoing and it is not possible at this time to predict the outcome or the eventual cost to us of complying with the state consent judgments and the federal consent decree.

Pursuant to permits and consent judgments with regulatory agencies, we also anticipate upgrades to wastewater treatment plant systems at Smithfield Beef’s Souderton facility and at certain Smithfield Packing facilities totaling approximately $11 million.

Environmental Stewardship

In calendar year 2000, in furtherance of our continued commitment to responsible environmental stewardship, we and our North Carolina-based hog production subsidiaries voluntarily entered into an agreement with the Attorney General of North Carolina (the Agreement) designed to enhance water quality in the State of North Carolina through a series of initiatives to be undertaken by us and our subsidiaries while protecting access to swine operations in North Carolina. These initiatives focused on operations of our hog production subsidiaries in the State of North Carolina, particularly areas devastated by hurricanes in the fall of 1999.

Under the Agreement, we assumed a leadership role in the development of environmentally superior and economically feasible waste management system technologies. Pursuant to the Agreement, we committed to implement environmentally superior and economically feasible technologies for the management of swine waste at our farms in North Carolina following a determination made by an expert from North Carolina State University, with advice from peer review panels appointed by him, that such technologies are both environmentally superior and economically feasible to construct and operate at such farms. We provided $15.0 million to fund the technology research and development activities under the Agreement. We also agreed to provide certain financial and technical assistance to those farms under contract to our subsidiaries as necessary to facilitate their implementation of such technologies determined to be environmentally superior and economically feasible. These technology research activities have now been completed and the technology development, environmental enhancement and conversion agreement portions of the Agreement remain in place. Although none of the technologies evaluated under the Agreement were found to be economically feasible for existing farms, a specific solids separation/nitrification/denitrification/soluble phosphorous removal system in combination with any one of four specified solids treatment systems was found to meet the environmental performance standards established under the Agreement. These combinations of technologies were found to be both economically feasible and environmentally superior for new farms. We are committed to building on the technology research and development work completed under the Agreement, and are in the process of evaluating options for continued technology development work in North Carolina.

The Agreement also reflects our commitment to preserving and enhancing the environment of Eastern North Carolina by providing a total of $50.0 million to assist in the preservation of wetlands and other natural areas in eastern North Carolina and to promote similar environmental enhancement activities. This commitment is being fulfilled with annual contributions of $2.0 million over a 25 year period beginning in 2000.

In 2000, PSF entered into a similar agreement with the Attorney General of North Carolina where it agreed to pay $2.5 million to a fund for technology development, for environmental assessment activities, and for the defrayal of costs incurred by the state related thereto.

We have assumed a leadership role in the development of environmental management systems, and except for certain acquisitions (including those in Romania), some international operations and new facilities, all of our hog production operations and meat processing operations have developed and implemented environmental management systems meeting the requirements of the International Organization for Standardization 14001 (ISO 14001). ISO 14001 is a standard which establishes a coordinated framework of controls to manage environmental performance within an organization. To obtain ISO 14001 certification, an organization must meet a rigorous and comprehensive set of requirements and criteria developed by experts from all over the world and submit to independent audits of its environmental management systems by third parties.

In addition, throughout the Pork and International segments and our discontinued beef operations, we promote a variety of pollution reduction projects related to energy and water conservation, recycling and pollution prevention.

Animal Welfare Program

We have a formalized animal welfare program which we believe is one of the most comprehensive animal welfare programs in our industry.

Our animal welfare program includes processes and procedures relating to the safety, comfort and health of our animals. We retained the services of two internationally recognized experts on animal behavior and animal handling, who verified that our animal welfare program is credible, science-based and auditable. Going forward, the audit component of our animal welfare program will be rolled into the National Pork Board PQA Plus program, a national certification program designed to ensure that U.S. pork producers understand and carry out their responsibilities to ensure food safety and animal well being.

Our animal welfare program includes procedures designed to monitor animal well-being at all stages of the animal’s life through a series of checklists, inspections and audits. Through this program, our production personnel receive specific training in the proper methods and practices for the promotion of animal well-being. Adherence to proper animal welfare management is also a condition of our agreements with contract farmers.

In January 2007 (fiscal 2007), we announced a program to phase out individual gestation stalls at our sow farms and replacing the gestation stalls with group pens. We anticipate this will occur over the next 12 to 13 years. We have begun this process with surveys to determine the best approach at each farm. In the first calendar quarter of 2008, we completed surveys at approximately two dozen farms. Three group housing designs at farms located in North Carolina, Colorado and Utah were nearing completion in mid-calendar 2008. We currently estimate the total cost of our transitions to group pens to be $300 million. We believe this decision represents a significant financial commitment and was made as a result of the desire to be more animal friendly, as well as to address certain concerns and needs of our customers. We do not expect that the switch to penning systems at sow farms will have a material adverse effect on our operations.

EMPLOYEES

The following table shows the number of our employees and the number of employees covered by collective bargaining agreements in each segment, as of April 27, 2008:

	Employees	Employees Covered by Collective Bargaining Agreements
Pork	35,300	23,800
International	9,200	2,600
HP	7,500	—
Other	100	—
Corporate	200	—
Smithfield Beef (discontinued operations)	5,800	2,400

Totals	58,100	28,800

We believe that our relationship with our employees is satisfactory.

Labor organizing activities occasionally occur at one or more of our facilities. For example, we were involved in proceedings regarding union representation of employees at our facility at Tar Heel, North Carolina. This activity would determine whether approximately 5,500 employees at Tar Heel would be union represented. In a proceeding involving the Tar Heel plant, the National Labor Relations Board (NLRB) found that we engaged in certain unfair labor practices in connection with a prior representation election and ordered, among other things, that we allow a new election to be held. We appealed the NLRB’s findings with respect to unfair labor practices to the United States Court of Appeals for the District of Columbia Circuit, which denied that appeal in May 2006. Accordingly, we have now complied with the NLRB’s order. No NLRB-sanctioned representation election has been scheduled at the Tar Heel plant, but we will participate in the election process at such time.

In October 2007 (fiscal 2008), we and Smithfield Packing filed a civil action against the United Food and Commercial Workers Union (UFCW) and several affiliates, alleging violations of the federal Racketeer Influenced & Corrupt Organizations Act (RICO) and other state laws. In our complaint, we allege that, on or around June 2006, the union and some of its affiliates launched a “Corporate Campaign” against us, seeking to exert pressure on us to agree to allow union representation of the employees at Tar Heel without conducting an NLRB-sanctioned secret ballot election. We allege this campaign encompasses a wide range of activities, including the creation and promotion of misinformation about us and our business (in an attempt to damage our reputation and brands), boycotts of our products, physical protests against us, our customers and spokespersons, and the exertion of political pressure on us at the local, state and federal levels. We further allege that the UFCW and its co-defendants conspired to engage in a public smear campaign in order to extort our recognition of the UFCW as the exclusive collective bargaining representative of hourly employees at Smithfield Packing’s Tar Heel Plant. We seek more than $5.9 million in monetary damages in addition to injunctive relief. A hearing on defendants’ motion to dismiss was held in January 2008. The court denied defendants’ motion. The case is currently in discovery. We have informed the UFCW that we intend to pursue vigorously our claims against the UFCW and its co-defendants.

AVAILABLE INFORMATION

Our website address is www.smithfieldfoods.com. The information on our website is not part of this annual report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after filing or furnishing the material to the SEC. You may read and copy documents we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including us) file electronically with the SEC. The SEC’s website is www.sec.gov.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Note 12 in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements” for financial information about geographic areas.

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

Our results of operations are cyclical and could be adversely affected by fluctuations in the commodity prices for livestock and grains.

We are largely dependent on the cost and supply of livestock and feed ingredients and the selling price of our products and competing protein products, all of which are determined by constantly changing and volatile market forces of supply and demand as well as other factors over which we have little or no control. These other factors include:

•	competing demand for corn for use in the manufacture of alternative fuels,

•	environmental and conservation regulations,

•	import and export restrictions,

•	economic conditions,

•	weather, including weather impacts on our water supply and the impact on the availability and pricing of grains,

•	energy prices, including the effect of changes in energy prices on our transportation costs and the cost of feed, and

•	crop and livestock diseases.

We cannot assure you that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products directly, in a timely manner or at all.

Livestock prices demonstrate a cyclical nature over periods of years, reflecting the supply of livestock on the market. Further, the raising costs of livestock are largely dependent on the fluctuations of commodity prices for corn and other feed ingredients. For example, our fiscal 2008 results of operations were negatively impacted by higher feed and feed ingredient costs which increased cash-basis hog raising costs by 18% versus the prior year period, a decrease in domestic live hog market prices from $48 per hundredweight in fiscal 2007 to $44 per hundredweight in fiscal 2008 due to the increased level of supply in the market and increased transportation and energy costs due in part to rising fuel prices.

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

We attempt to manage certain of these risks through the use of our risk management and hedging programs. However, these programs may also limit our ability to participate in gains from favorable commodity fluctuations. Additionally, a portion of our commodity derivative contracts are marked-to-market such that the related unrealized gains and losses are reported in earnings on a quarterly basis. Therefore, losses on those contracts would adversely affect our earnings. This accounting treatment may cause significant volatility in our quarterly earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” for further information.

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

Our products are susceptible to contamination by disease producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella, Campylobacter and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that they, as a result of food processing, could be present in our products. These pathogens can also be introduced to our products as a result of improper handling at the further processing, foodservice or consumer level. Our manufacturing facilities and products are subject to extensive laws and regulations in the food safety area, including constant government inspections and governmental food processing controls. We also have systems in place designed to monitor food safety risks throughout all stages of our vertically integrated process. However, we cannot assure you that such systems, even when working effectively, or compliance with governmental regulations will eliminate the risks related to food safety. Any product contamination could have a material adverse impact on our financial statements. In addition, future material changes in food safety regulations could result in increased operating costs or could be required to be implemented on schedules that cannot be met without interruptions in our operations.

Environmental regulation and related litigation and commitments could have a material adverse effect on us.

Our past and present business operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to protection of the environment, including among others:

•	the discharge of materials into the environment,

•	the handling and disposition of wastes (including solid and hazardous wastes), and

•	the emission of greenhouse gases.

Failure to comply with these laws and regulations or any future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity. Some requirements applicable to us may also be enforced by citizen groups. See Note 11 in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements” for further discussion of regulatory compliance as it relates to environmental risk. We have incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations.

In addition, pursuant to a voluntary agreement with the State of North Carolina, we committed to implement environmentally superior and economically feasible technologies for the management of swine waste at our farms in North Carolina provided a determination is made by an expert from North Carolina State University that such technologies are both environmentally superior and economically feasible to construct and operate at such farms. We also acquired PSF in fiscal 2008, which entered into environmental consent decrees in the State of Missouri requiring PSF to research, develop and implement new technologies to control wastewater, air and odor emissions from its Missouri farms. See “Item 1. Business—Environmental Stewardship” and “Item 1. Business—Regulation” for further information regarding these obligations. We cannot assure you that the costs of carrying out these obligations will not exceed previous estimates or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs. In addition, new environmental issues could arise that would cause currently unanticipated investigations, assessments or expenditures.

Health risk to livestock could adversely affect production, the supply of raw materials and our business.

We take precautions to ensure that our livestock is healthy and that our processing plants and other facilities operate in a sanitary manner. Nevertheless, we are subject to risks relating to our ability to maintain animal health and control diseases. Livestock health problems could adversely impact production, the supply of raw material and consumer confidence in all of our operating segments. From time to time, we have experienced outbreaks of certain livestock diseases, such as the outbreaks of classical swine fever at three of our hog farms in Romania in August 2007 and the outbreak of circovirus at our U.S. facilities that began in late fiscal 2006. We may experience additional occurrences of disease in the future. Disease can reduce the number of offspring produced, hamper the growth of livestock to finished size and require in some cases the destruction of infected livestock, all of which could adversely affect our production or ability to sell or export our products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of our food products, particularly as we expand our branded pork products.

In addition to risks associated with maintaining the health of our livestock, any outbreak of disease elsewhere in the U.S. or even in other countries could reduce consumer confidence in the meat products affected by the particular disease, generate adverse publicity and result in the imposition of import or export restrictions. For example, the discovery of isolated cases of BSE in the U.S. beginning in December 2003 led to bans imposed by key Asian markets on beef imports from the U.S. Restrictions imposed by these markets are gradually lifting but continue to limit the amount of beef products that can be exported to them from the U.S. Similarly, the presence of classical swine fever in Romania has resulted in a ban of indefinite duration on sales of Romanian pork to other EU member states.

In the past, outbreaks of avian influenza in various parts of the world have reduced the global demand for poultry and thus created a surplus of poultry both domestically and internationally. This poultry surplus placed downward pressure on poultry prices which in turn reduced pork and beef prices both in the U.S. and internationally.

Governmental authorities may take further action restricting our ability to own livestock or to engage in farming or restricting such operations generally, which could adversely affect our business.

A number of states, including Iowa and Missouri, have adopted legislation that prohibits or restricts the ability of meat packers, or in some cases corporations generally, from owning livestock or engaging in farming. In the second quarter of fiscal 2006, we entered into a settlement agreement with the State of Iowa whereby the state agreed not to enforce its restrictive legislation on us for a period of ten years. As a part of our settlement, we committed to pay $200,000 per year for 10 years to support various programs benefiting the swine industry in Iowa. We also agreed to purchase a specified minimum number of hogs to be processed by us in Iowa and South Dakota on the open market for two years. In connection with our acquisition of PSF in fiscal 2008, we acquired six farms in Missouri outside of the counties exempted from Missouri’s anti-corporate farming law. Under an agreement we reached with the Attorney General of the State of Missouri, we have promised to divest these farms within 24 months of the PSF acquisition. We cannot assure you that we will be able to divest these farms on terms that are fair to us.

Other states have similar legislation restricting the ability of corporations or others from owning livestock farms or engaging in farming. In addition, Congress has recently considered federal legislation that would ban meat packers from owning livestock. We cannot assure you that such or similar legislation affecting our operations will not be adopted at the federal or state levels in the future. Such legislation, if adopted and applicable to our current operations and not successfully challenged or settled, could have a material adverse impact on our operations and our financial statements.

In fiscal 2008, the State of North Carolina enacted a permanent moratorium on the construction of new hog farms using the lagoon and sprayfield system. The moratorium limits us from expanding our North Carolina production operations. This permanent moratorium replaced a 10-year moratorium on the construction of hog farms with more than 250 hogs or the expansion of existing large farms.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As of April 27, 2008, we had:

•	approximately $3,878.1 million of indebtedness,

•	guarantees of up to $95.5 million for the financial obligations of certain unconsolidated joint ventures and hog farmers, and

•

aggregate unused capacity under our revolving credit facilities totaling $313.8 million, taking into account outstanding borrowings of $1,666.4 million and outstanding letters of credit of $141.8 million and including $100.0 million of our $250.0 million of uncommitted lines of credit and interim facility commitments that have not been drawn.

We expect our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and potential acquisitions or joint ventures. In addition, due to the volatile nature of the commodities markets, we may have to borrow significant amounts to cover any margin calls under our risk management and hedging programs. Our consolidated indebtedness level could significantly affect our business because:

•	it may significantly limit or impair our ability to obtain financing in the future,

•

a downgrade in our credit rating could restrict or impede our ability to access capital markets at attractive rates and increase our borrowing costs. For example, Moody’s Investors Service recently placed its ratings of our debt on review for possible downgrade,

•	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise, and

•

a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes, which amount would increase if prevailing interest rates rise.

In addition, our U.S. Credit Facility, Euro Credit Facility and senior secured note agreements contain financial covenants tied to leverage, interest coverage and working capital. Our debt agreements also restrict the payment of dividends to shareholders and under certain circumstances may limit additional borrowings, investments, the acquisition or disposition of assets, mergers and transactions with affiliates.

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

Further, we expect that the net proceeds from the sale of Smithfield Beef, our beef processing and cattle feeding operation, as well as the sale of Smithfield Beef’s live cattle inventories and our interest in Five Rivers’ cattle inventory, net of associated debt, will be used for debt reduction. However, we are currently responding to a second request from the Antitrust Division of the Department of Justice relating to these transactions and we cannot be assured that these transactions will obtain regulatory clearance or that all the other conditions to closing will be satisfied. Although we currently expect the transactions to close in the second quarter of fiscal 2009, if they do not, or the sales are delayed, our short and long-term liquidity positions will be negatively impacted and we may need to seek additional sources of liquidity. We cannot assure you that such additional sources of liquidity will be available to us on terms we believe are acceptable.

Our acquisition strategy may prove to be disruptive and divert management resources and may result in financial or other setbacks.

We have made numerous acquisitions in recent years and regularly review opportunities for strategic growth through acquisitions. We have also pursued strategic growth through investment in joint ventures. These acquisitions and investments may involve large transactions or realignment of existing investments such as when we contributed our French operations into Groupe Smithfield. These transactions present financial, managerial and operational challenges, including:

•	diversion of management attention from other business concerns,

•	difficulty with integrating personnel and financial and other systems,

•	lack of experience in operating in the geographical market of the acquired business,

•	increased levels of debt and associated reduction in ratings of our debt securities,

•	potential loss of key employees and customers of the acquired business,

•	assumption of unknown or contingent liabilities,

•	potential disputes with the sellers, and

•	for our investments, potential lack of common business goals and strategies with, and cooperation of, our joint venture partners.

In addition, acquisitions outside the U.S. may present unique difficulties and increase our exposure to those risks associated with international operations.

We could experience financial or other setbacks if any of the businesses that we have acquired or may acquire in the future have problems of which we are not aware or liabilities that exceed expectations. See “Item 3. Legal Proceedings—Missouri litigation.” Although we are continuing PSF’s vigorous defense of these claims, we cannot assure you that we will be successful, that additional nuisance claims will not arise in the future or that the reserves for this litigation will not have to be substantially increased. For example, as also discussed in “Item 3. Legal Proceedings—Missouri litigation,” we and certain of our contract growers are defendants in a lawsuit filed in Missouri in fiscal 2008 based on the laws of nuisance and involving 13 plaintiffs.

We are subject to risks associated with our international sales and operations.

Sales to international customers accounted for approximately 18% percent of our net sales in fiscal 2008. We conduct foreign operations in Poland, Romania and the United Kingdom. In addition, we are engaged in joint ventures mainly in Western Europe and Mexico and have significant investments in Spain. As of April 27, 2008, approximately 32% of our long-lived assets were associated with our foreign operations.

As a result, our international sales, operations and investments are subject to various risks related to economic or political uncertainties including among others:

•	general economic conditions,

•	imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries,

•	the closing of borders by foreign countries to the import of our products due to animal disease or other perceived health safety issues, and

•	enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws.

Furthermore, our foreign operations are subject to the risks described above as well as additional risks and uncertainties including among others:

•	fluctuations in currency values, which have affected, among other things, the costs of our investments in foreign operations,

•	translation of foreign currencies into U.S. dollars, and

•	foreign currency exchange controls.

Occurrence of any of these events in the markets where we operate or in other markets we are developing could jeopardize or limit our ability to transact business in those markets and could adversely affect our operating results.

Our operations are subject to the general risks of litigation.

We are involved on an ongoing basis in litigation arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims related to commercial, labor, employment, antitrust, securities or environmental matters. Moreover, the process of litigating cases, even if we are successful, may be costly, and may approximate the cost of damages sought. Litigation trends and expenses and the outcome of litigation cannot be predicted with certainty and adverse litigation trends, expenses and outcomes could have a material adverse impact on our financial statements.

We depend on availability of, and satisfactory relations with, our employees.

As of April 27, 2008, we had approximately 58,100 employees, 28,800 of which are covered by collective bargaining agreements. Our operations depend on the availability, retention and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. Further, employee shortages can and do occur, particularly in rural areas where some of our operations are located. Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our plants. The United Food and Commercial Workers Union (UFCW) has engaged in a campaign to represent employees at our Tar Heel, North Carolina plant, where we have experienced work stoppages, walkouts and attempts to organize boycotts. We and one of our subsidiaries filed a civil action in fiscal 2008 against the UFCW and several affiliates, alleging violations of the federal RICO Act and other state laws. In our complaint, we allege that the UFCW and its co-defendants conspired to engage in a public smear campaign in order to extort our recognition of the UFCW as the exclusive collective bargaining representative of hourly employees at our Tar Heel, North Carolina plant. If we fail to maintain satisfactory relations with our employees or with the unions, we may experience labor strikes or other consequences similar or in addition to the type of activities discussed above. In addition, the discovery by us or governmental authorities of undocumented workers, as has occurred in the past, could result in our having to attempt to replace those workers, which could be disruptive to our operations or may be difficult to do.

Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could make it more difficult or costly for us to hire U.S. citizens and/or legal immigrant workers. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations. Also, despite our past and continuing efforts to hire only U.S. citizens and/or persons legally authorized to work in the U.S., increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business.

We cannot assure you that these activities or consequences will not have a material impact in the future.

We have significant credit exposure to certain customers.

Our ten largest customers represented approximately 29% of net sales for fiscal year 2008. We do not have long-term sales agreements (other than to certain third-party hog customers) or other contractual assurances as to future sales to these major customers. In addition, continued consolidation within the retail industry, including among supermarkets, warehouse clubs and food distributors, has resulted in an increasingly concentrated retail base. To the extent these trends continue to occur, our net sales and profitability may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments in our relationship with, one or more customers.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make judgmental assumptions about sales, operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors and to management’s judgment in applying these factors to the assessment of goodwill recoverability. Goodwill reviews are prepared using estimates of the fair value of reporting units based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or on the estimated present value of future discounted cash flows. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business and market capitalization declines. These types of events and the resulting analyses could result in non-cash goodwill impairment charges in the future. Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of April 27, 2008, we had $864.6 million of goodwill, which represented approximately 9.8% of total assets.

ITEM 2.	PROPERTIES

The following table lists our material plants and other physical properties. Based on a five day week, our weekly pork slaughter capacity was 578,000 head, and our processed meats capacity was 60.7 million pounds, as of April 27, 2008. During fiscal 2008, the average weekly capacity utilization for pork slaughter and pork processing was 105% and 81%, respectively. We believe these properties are adequate and suitable for our needs.

Location	Segment	Operation
Smithfield Packing Plant* Bladen County, North Carolina	Pork	Slaughtering and cutting hogs; production of boneless hams and loins

Smithfield Packing Plant Smithfield, Virginia	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, sausage, bone-in and boneless cooked and smoked hams and picnics

Smithfield Packing Plant Kinston, North Carolina	Pork	Production of boneless cooked hams, deli hams and sliced deli products

Smithfield Packing Plant Clinton, North Carolina	Pork	Slaughtering and cutting hogs; fresh pork

Lykes Meat Group Plant (operated by Smithfield Packing) Plant City, Florida	Pork	Production of hot dogs, luncheon meats and sausage products

John Morrell Plant Sioux Falls, South Dakota	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, hot dogs, luncheon meats, smoked and canned hams and packaged lard

John Morrell Plant Sioux City, Iowa	Pork	Slaughtering and cutting hogs; production of boneless loins

Curly’s Foods, Inc. Plant (operated by John Morrell) Sioux City, Iowa	Pork	Raw and cooked ribs and other BBQ items

Armour-Eckrich Meats (operated by John Morrell) St. Charles, Illinois	Pork	Manufactures bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Omaha, Nebraska	Pork	Manufactures bulk and sliced dry sausages and prosciutto ham

Farmland Plant Crete, Nebraska	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Monmouth, Illinois	Pork	Slaughtering and cutting hogs; production of bacon and processed hams, extra tender and ground pork

Farmland Plant Denison, Iowa	Pork	Slaughtering and cutting hogs; production of bacon and processed hams

Farmland Plant Milan, Missouri	Pork	Slaughtering and cutting hogs; fresh pork

Cook’s Hams Plant (operated by Farmland Foods) Lincoln, Nebraska	Pork	Production of traditional and spiral sliced smoked bone-in hams; corned beef and other smoked meat items

Patrick Cudahy Plant Cudahy, Wisconsin	Pork	Production of bacon, dry sausage, boneless cooked hams and refinery products

Location	Segment	Operation
Animex Plant Szczecin, Poland	Int’l.	Slaughtering and deboning hogs; packaged and other pork products

Animex Plant Ilawa, Poland	Int’l.	Fresh meat and packaged products

Animex Plant Starachowice, Poland	Int’l.	Slaughtering and deboning hogs; packaged and other pork products

Animex Plant Elk, Poland	Int’l.	Slaughtering and deboning hogs; packaged and other pork products

Morliny Plant Morliny, Poland	Int’l.	Packaged and other pork and beef products

Smithfield Procesare Plants Timisoara, Romania	Int’l.	Deboning, slaughtering and rendering hogs

PROPERTIES OF DISCONTINUED OPERATIONS
Packerland Packing Plant Green Bay, Wisconsin		Slaughtering and cutting cattle; production of boxed, processed and ground beef

Packerland Plainwell Plant Plainwell, Michigan		Slaughtering and cutting cattle; production of boxed, processed and ground beef

Sun Land Packing Plant Tolleson, Arizona		Slaughtering and cutting cattle; production of boxed beef

Moyer Packing Plant Souderton, Pennsylvania		Slaughtering and cutting cattle; production of boxed, processed and ground beef

*	Pledged as collateral under the Uncommitted Line of Credit Agreement dated May 16, 2008, and ancillary documents, by and between Smithfield Packing, Citibank, N.A. and us.

The HP segment owns and leases numerous hog production and grain storage facilities as well as feedmills, mainly in North Carolina, Utah and Virginia, with additional facilities in Oklahoma, Colorado, Texas, Iowa, Illinois, South Carolina, Missouri, Poland and Romania. A substantial number of these owned facilities are pledged under loan agreements.

ITEM 3.	LEGAL PROCEEDINGS

We and certain of our subsidiaries are parties to the environmental litigation matters discussed in “Item 1. Business—Regulation” above. Apart from those matters and the matters listed below, we and our affiliates are parties in various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to the ordinary course matters will not have a material adverse effect on our financial position or results of operations.

MISSOURI LITIGATION

PSF is a wholly-owned subsidiary that we acquired on May 7, 2007 when a wholly-owned subsidiary of ours merged with and into PSF. As a result of the acquisition of PSF, Continental Grain Company (CGC, formerly ContiGroup Companies, Inc.) is now a more than 7% beneficial owner of our common stock. Paul J. Fribourg, CGC’s Chairman, President and CEO, is now a director of ours and Michael J. Zimmerman, CGC’s Executive Vice President and Chief Financial Officer, is now an advisory director to the Company.

In 2002, lawsuits based on the law of nuisance were filed against PSF and CGC in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. In November 2006, a jury trial involving six plaintiffs in the Adwell cases resulted in a jury verdict of compensatory damages for those six plaintiffs in the amount of $750,000 each for a total of $4.5 million. The jury also found that CGC and PSF were liable for punitive damages; however, the parties agreed to settle the plaintiffs’ claims for the amount of the compensatory damages, and the plaintiffs waived punitive damages.

On March 1, 2007, the court severed the claims of the 54 remaining Adwell plaintiffs into separate actions and ordered that they be consolidated for trial by household. In the second Adwell trial, a jury trial involving three plaintiffs resulted in a jury verdict in December 2007 in favor of PSF and CGC as to all claims. In February 2008, plaintiffs sought and were granted a continuance of the next Adwell trial, which had been set for March 31, 2008. Then in March 2008, plaintiffs voluntarily dismissed without prejudice the claims of both plaintiffs in another Adwell case, which had been set for trial on June 2, 2008. The next trial is set for October 20, 2008, and the parties are currently conducting discovery. As a result of the severance and subsequent actions taken by plaintiffs, there will be 21 additional separate trials in Adwell, each involving one to six plaintiffs.

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

In May 2004, two additional nuisance suits were filed in the Circuit Court of Daviess County, Missouri entitled Vernon Hanes, et al. v. PSF, et al. and Steve Hanes et al. v. PSF, et al. Plaintiffs in the Vernon Hanes case allege nuisance, negligence, violation of civil rights, and negligence of contractor. In addition, plaintiffs in both the Vernon and Steve Hanes cases assert personal injury and property damage claims. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees, as well as injunctive relief. On March 28, 2008, plaintiffs in the Vernon Hanes case voluntarily dismissed all claims without prejudice. A new petition was filed by the Vernon Hanes plaintiffs on April 14, 2008, alleging nuisance, negligence and trespass against six defendants, including us. Defendants recently filed answers, and discovery is on-going.

Also in May 2004, the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a putative class action lawsuit entitled Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc., PSF, and PSF Group Holdings, Inc. in the Circuit Court of Jackson County, Missouri. This action originally sought to create a class of plaintiffs living within ten miles of PSF’s farms in northern Missouri, including contract grower farms, who were alleged to have suffered interference with their right to use and enjoy their respective properties. On January 22, 2007, plaintiffs in the Herrold case filed a Second Amended Petition in which they abandoned all class action allegations and efforts to certify the action as a class action and added an additional 193 named plaintiffs to join the seven prior class representatives to pursue a one count claim to recover monetary damages, both actual and punitive, for temporary nuisance. PSF filed motions arguing that the Second Amended Petition, which abandons the putative class action and adds 193 new plaintiffs, is void procedurally and that the case should either be dismissed or the plaintiffs’ claims severed and removed under Missouri’s venue statute to the northern Missouri counties in which the alleged injuries occurred. On June 28, 2007, the court entered an order denying the motion to dismiss but granting defendants’ motion to transfer venue. The court subsequently denied plaintiffs’ motion to reconsider that decision. Plaintiffs filed writ papers with the Court of Appeals and Supreme Court in Missouri seeking to overturn the lower court’s order granting transfer, but the court’s order stands. As a result of those rulings, the claims of all but seven of the plaintiffs have been transferred to the appropriate venue in northern Missouri. Cases are now pending in Chariton, Daviess, Gentry, Grundy, Harrison, Jackson, Linn, Mercer, Putnam and Worth counties. Plaintiffs have filed additional motions to transfer.

In February 2006, the same lawyer who represents the plaintiffs in Hanes filed a nuisance lawsuit entitled Garold McDaniel, et al. v. PSF, et al. in the Circuit Court of Daviess County, Missouri. In the First Amended Petition,

which was filed on February 9, 2007, plaintiffs seek recovery of an unspecified amount of compensatory damages, costs and injunctive relief. The parties are conducting discovery, and no trial date has been set.

In May 2007, the same lead lawyer who filed the Adwell, Bounds, Herrold and Torrey lawsuits filed a nuisance lawsuit entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Vernon County, Missouri. Murphy-Brown, LLC, Murphy Farms, LLC, Murphy Farms, Inc. and us have all been named as defendants. The other seven named defendants include Murphy Family Ventures, LLC, DM Farms of Rose Hill, LLC, and PSM Associates, LLC, which are entities affiliated with Wendell Murphy, a director of ours, and/or his family members. Initially there were 13 plaintiffs in the lawsuit, but the claims of two plaintiffs were voluntarily dismissed without prejudice. All remaining plaintiffs are current or former residents of Vernon and Barton Counties, Missouri, each of whom claims to live or have lived near swine farms presently or previously owned or managed by the defendants. Plaintiffs allege that odors from these farms interfered with the use and enjoyment of their respective properties. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees. Defendants have filed responsive pleadings and discovery is ongoing.

We believe we have good defenses to all of the actions described above and intend to defend vigorously these suits.

SOUDERTON FACILITY

We have previously reported there were two wastewater incidents at our Souderton facility in 2006. These incidents were resolved by a consent order and agreement with the State of Pennsylvania providing for civil penalties and damages totaling $77,888 and establishing an enforceable schedule for the completion of a planned $5 million upgrade to the facility’s existing wastewater treatment system.

On August 10, 2007, the Souderton facility experienced a separate wastewater release, which reached a nearby tributary, Skippack Creek. The facility received an EPA Section 308 Information Request pursuant to the Clean Water Act from the Environmental Protection Agency Region III requesting further details on, among other things, this incident and overflows generally from the collection system that routes wastewater from facility process units to the wastewater treatment works.

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

On June 10, 2008, the Souderton facility experienced a separate release, which reached Skippack Creek and resulted in a fish kill. An initial investigation revealed the discharge was condenser water from our rendering plant which had bypassed the wastewater treatment facility. The facility provided notice of the release on the same day to state environmental authorities and prepared a written report to the Pennsylvania Department of Environmental Protection and Fish and Boat Commission. The United States Environmental Protection Agency has commenced an investigation, and the facility is cooperating with the investigation.

At this time, due to the nature and circumstances of these investigations, it is not possible to assess the liability associated with these incidents; these incidents are not, however, anticipated to have a material adverse effect on our financial position or results of operations.

SARATOGA FACILITY

In March 2008, John Morrell’s Saratoga Food Specialties in Northlake, Illinois received a Notice of Proposed Civil Penalty (the Notice) from the Federal Aviation Administration (FAA). This citation arose from two attempted air freight shipments by Saratoga of undeclared hazardous materials in November 2006. The material involved was meat branding ink, which has a proper shipping name of “flammable liquid, N.O.S. (ethanol, isopropanol).” Special agents with the FAA investigated the matter and concluded that the shipments had not been properly offered, described, marked, or labeled for shipment by air cargo. In the Notice, the FAA proposed a civil penalty in the amount of $321,000. After an internal investigation by outside counsel, we and counsel conducted an informal conference with the FAA regional counsel and special agent, advised them of the corrective action by us to prevent reoccurrence and proposed a reduced penalty.

BEDFORD FACILITY

Our subsidiary, Smithfield Packing, used to operate a meat processing and packaging facility in Bedford, Virginia. Prior to the fiscal 2007 closing of the facility as part of our previously announced east coast restructuring plan, the facility experienced three distinct chemical releases to the environment. A system malfunction in March 2006 (fiscal 2006) led to an airborne release of ammonia from the facility. A contractor discharged an ammonia/water mixture from an accumulator tank in May 2006 (fiscal 2007), and another contractor was responsible for a spill of an industrial cleaning chemical in July 2006 (fiscal 2007). Federal, state and local officials have investigated all of the releases and the EPA has issued formal information requests regarding the May and July 2006 releases. As a result of these investigations, the EPA and the Virginia Department of Environmental Quality have raised concerns over whether we fully complied with the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Emergency Planning and Community Right-to-Know Act (EPCRA), the federal Clean Water Act and the State Water Control Law with respect to these releases. We do not know whether a legal proceeding will be initiated by any governmental authority with respect to any of the releases. If any such legal proceeding is commenced, depending on the results of the investigations, then we could face potential monetary penalties. However, management believes that any ultimate liability with respect to these matters would not have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the name and age, position and business experience during the past five years of each of our executive officers. The board of directors elects executive officers to hold office until the next annual meeting of the board of directors, until their successors are elected or until their resignation or removal.

Name and Age	Position	Business Experience During Past Five Years
C. Larry Pope (53)	President and Chief Executive Officer	Mr. Pope was elected President and Chief Executive Officer in June 2006, effective September 1, 2006. Mr. Pope served as President and Chief Operating Officer from October 2001 to September 2006.

Richard J. M. Poulson (69)	Executive Vice President	Mr. Poulson was elected Executive Vice President in October 2001.

Robert W. Manly, IV (55)	Executive Vice President (1)	Mr. Manly was elected Executive Vice President in August 2006 and served as Interim Chief Financial Officer from January 2007 to June 2007. Prior to August 2006, he was President since October 1996 and Chief Operating Officer since June 2005 of PSF.

Joseph W. Luter, IV (43)	Executive Vice President	Mr. Luter was elected Executive Vice President in April 2008 concentrating on sales and marketing. He served as President of Smithfield Packing from November 2004 to April 2008. Mr. Luter served as Executive Vice President from October 2001 until November 2004. Mr. Luter is the son of Joseph W. Luter, III, Chairman of the Board of Directors.

Carey J. Dubois (48)	Vice President and Chief Financial Officer (1)	Mr. Dubois was elected Vice President and Chief Financial Officer, effective July 1, 2007. Mr. Dubois served as Corporate Treasurer from April 2005 to June 2007. From 2001 to 2005, Mr. Dubois served as Assistant Treasurer of Bunge Limited responsible for capital markets and finance.

George H. Richter (63)	President and Chief Operating Officer of the Pork segment	Mr. Richter was elected President and Chief Operating Officer of the Pork segment in April 2008. Mr. Richter served as President of Farmland Foods from October 2003 to April 2008. Prior to October 2003, he was President of Farmland Foods’ pork division.

Timothy O. Schellpeper (43)	President of Smithfield Packing	Mr. Schellpeper was elected President of Smithfield Packing in April 2008. He was Senior Vice President of Operations at Farmland from August 2005 to April 2008 and Vice President of Logistics at Farmland from July 2002 to August 2005.

Jerry H. Godwin (61)	President of Murphy-Brown	Mr. Godwin was elected President of Murphy-Brown in April 2001.

Name and Age	Position	Business Experience During Past Five Years

Joseph B. Sebring (61)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.

Richard V. Vesta (61)	President of Packerland Holdings and President of Moyer Packing	Mr. Vesta has served as President of Packerland Holdings since October 1993 and as President of Moyer Packing since October 2001.

James C. Sbarro (48)	President of Farmland Foods	Mr. Sbarro was elected President of Farmland Foods in April 2008. Prior to April 2008, Mr. Sbarro served as Senior Vice President of Sales, Marketing, Research and Development at Farmland Foods since 1999.

(1)	On June 6, 2008, Mr. Manly was named to the additional position of Chief Financial Officer, effective July 1, 2008. Mr. Dubois will move to Vice President, Finance, a new position, effective July 1, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the New York Stock Exchange under the symbol “SFD”. The following table shows the high and low sales price of our common stock for each quarter of fiscal 2008 and 2007.

	2008		2007
	High	Low	High	Low
First quarter	$35.79	$29.87	$29.63	$25.90
Second quarter	35.13	27.85	30.51	25.67
Third quarter	30.75	23.75	27.26	24.40
Fourth quarter	29.56	24.34	31.50	25.27

HOLDERS

As of May 30, 2008, there were approximately 1,095 record holders of our common stock.

DIVIDENDS

We have never paid a cash dividend on our common stock and have no current plan to pay cash dividends. In addition, the terms of certain of our debt agreements prohibit the payment of any cash dividends on our common stock. We would only pay cash dividends from assets legally available for that purpose, and payment of cash dividends would depend on our financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors then deemed relevant by the board of directors.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 28 to February 27, 2008	3,263		$26.99	n/a	2,873,430
February 28 to March 27, 2008	—		n/a	n/a	2,873,430
March 28 to April 27, 2008	—		n/a	n/a	2,873,430

Total	3,263	(1)	$26.99	n/a	2,873,430	(2)

(1)	The purchases were made in open market transactions and the shares are held in a rabbi trust under the Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (the Directors Plan) to mirror deferred stock grants and fee deferrals. The Directors Plan was approved by our shareholders on August 26, 2005 and authorizes 300,000 shares for distribution to non-employee directors under its terms.
(2)	As of April 27, 2008, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows selected consolidated financial data for the fiscal years indicated. The information was derived from our audited consolidated financial statements. The information should be read in conjunction with our consolidated financial statements and the related notes as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in, or incorporated by reference into, this report. Certain prior year amounts have been reclassified to conform to fiscal 2008 presentations.

	2008	2007	2006	2005	2004
	(in millions)
Statement of Income Data:
Sales	$11,351.2	$9,359.3	$8,828.1	$8,983.6	$6,807.7
Cost of sales	10,196.6	8,292.8	7,783.9	7,806.1	6,017.7

Gross profit	1,154.6	1,066.5	1,044.2	1,177.5	790.0
Selling, general and administrative expenses	813.6	686.0	620.9	595.6	496.1
Interest expense	184.8	133.6	117.6	117.2	109.3
Equity in (income) loss of affiliates	(62.0)	(48.2)	(11.5)	(17.2)	1.0
Minority interests	6.2	6.0	4.1	3.6	2.1

Income from continuing operations before income taxes	212.0	289.1	313.1	478.3	181.5
Income taxes	72.8	77.2	106.9	162.5	59.1

Income from continuing operations	139.2	211.9	206.2	315.8	122.4
Income (loss) from discontinued operations, net of tax	(10.3)	(45.1)	(33.5)	(19.6)	104.7

Net income	$128.9	$166.8	$172.7	$296.2	$227.1

Income Per Diluted Share:
Continuing operations	$1.04	$1.89	$1.84	$2.81	$1.09
Discontinued operations	(.08)	(.40)	(.30)	(.17)	0.94

Net income per diluted share	$.96	$1.49	$1.54	$2.64	$2.03

Weighted average diluted shares outstanding	134.2	111.9	112.0	112.3	111.7

Balance Sheet Data:
Working capital	$2,174.0	$1,795.3	$1,597.2	$1,773.6	$1,346.5
Total assets	8,867.9	6,968.6	6,177.3	5,773.6	4,828.1
Long-term debt and capital lease obligations	3,474.4	2,838.6	2,299.5	2,137.2	1,682.4
Shareholders’ equity	3,048.2	2,240.8	2,028.2	1,901.4	1,598.9

Notes to Selected Financial Data:

Fiscal 2008

•	Includes a pre-tax impairment charge on our shuttered Kinston, North Carolina plant of $8.0 million.

•	Includes a loss on the disposal of the assets of Smithfield Bioenergy, LLC (SBE) of $9.6 million, net of tax of $5.4 million.

•	Includes pre-tax inventory write-down and disposal costs of $13.0 million associated with outbreaks of classical swine fever (CSF) in Romania.

Fiscal 2007

•	Includes a loss on the sale of Quik-to-Fix of $12.1 million, net of tax of $7.1 million.

Fiscal 2006

•	Includes $26.3 million in pre-tax plant closure charges related to our east coast restructuring plan.

Fiscal 2004

•	Includes a gain on the sale of Schneider Corporation of $49.0 million, net of tax of $27.0 million.

•	Fiscal 2004 was a 53 week year.

The following table presents other operational data for the fiscal years indicated.

	2008	2007	2006	2005	2004
	(in millions)
Other Operational Data:
Total hogs processed	33.9	26.7	28.5	28.6	24.7
Packaged meats sales (pounds)	3,363.4	3,073.8	2,703.8	2,624.4	2,289.3
Fresh pork sales (pounds)	4,398.6	3,428.5	3,834.4	3,718.9	3,257.7
Total hogs sold	20.2	14.6	15.0	15.4	14.5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following information in conjunction with the audited consolidated financial statements and the related notes in “Item 8. Financial Statements and Supplementary Data.”

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest April 30th. All fiscal years presented consist of 52 weeks. Certain prior year amounts have been reclassified to conform to current year presentations.

EXECUTIVE OVERVIEW

We are the largest hog producer and pork processor in the world. Currently, we are also the fifth largest beef processor in the U.S., subject to the sale of those operations discussed below in “Dispositions”. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We operate in a cyclical industry and our results are significantly affected by fluctuations in commodity prices for hogs, cattle and grains. Some of the factors that we believe are critical to the success of our business are our ability to:

•	maintain and expand market share,

•	develop and maintain strong customer relationships,

•	continually innovate and differentiate our products, and

•	manage risk in volatile commodities markets.

Prior to the fourth quarter of fiscal 2008, we conducted our business through six reporting segments: Pork, Beef, International, Hog Production (HP), Other and Corporate. On March 5, 2008, we announced that we signed a definitive agreement to sell our beef processing and cattle feeding operation that encompassed our entire Beef segment to JBS for $565.0 million in cash. The sale to JBS will include 100% of Five Rivers. We are currently in the process of responding to the second request from the Antitrust Division of the Department of Justice. Barring regulatory delays, we anticipate the transaction will close during the second quarter of fiscal 2009. Accordingly, the results of our Beef segment are now being reported as discontinued operations.

Each segment is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe, Mexico and

China. The HP segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations and our interest in Butterball. The Corporate segment provides management and administrative services to support our other segments.

Fiscal 2008 Summary

Net income was $128.9 million, or $.96 per diluted share, in fiscal 2008, compared to $166.8 million, or $1.49 per diluted share, in fiscal 2007. The following significant factors impacted fiscal 2008 results compared to fiscal 2007:

•

Pork segment operating profit increased sharply, reflecting lower raw material costs, the contribution of PSF, a significant expansion in both packaged meats and fresh pork margins and significant growth in exports.

•

International segment operating profit increased mainly due to significant growth in sales volumes and more favorable results from Groupe Smithfield. Groupe Smithfield’s results included a gain on the sale of a plant, which was partially offset by restructuring charges. The net effect of the sale and restructuring charges on our results was a pre-tax gain of $9.4 million.

•	The HP segment incurred operating losses due to significantly higher feed costs and significantly lower live hog market prices, which were partially offset by price risk management results.

•	Despite significant sales growth, operating profit in the Other segment was down primarily as a result of higher feed costs.

•	Results were negatively impacted from higher interest expense due to increased borrowings.

•	The effective income tax rate increased to 34% from 27% due to a changing mix of profitability between high and low tax rate countries and additional tax credit utilizations.

•

Loss from discontinued operations was $10.3 million in fiscal 2008 compared to $45.1 million in fiscal 2007. The reduction in loss from discontinued operations is primarily due to a more favorable beef processing environment and improved results from our cattle feeding joint venture, Five Rivers.

Outlook

The commodity markets affecting our business are extremely volatile and fluctuate on a daily basis. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

•

Pork—Throughout fiscal 2008, the industry experienced record hog slaughter levels. This contributed to excess pork supplies and unprofitable hog raising economics. The industry has responded with sow liquidation that should result in fewer market hogs in fiscal 2010. We expect fresh pork prices and live hog values will increase gradually over time as supplies tighten. The impact on our results of operations of higher pork and packaged meat prices resulting from increasing commodity prices will depend on the level of consumer acceptance of such increases, which is uncertain.

Near term, a relatively weak dollar, low hog prices and strong export demand should continue to support export sales. However, some of our competitive advantage may be lost if fresh meat prices rise significantly.

•

International—Similar to conditions in the US, hog producers in Europe have dealt with over-supplies, high grain prices and large losses. They have reacted with herd liquidation. We expect lower slaughter levels will likely result in higher hog prices in Europe and pressure on fresh meat and packaged meat margins. We will attempt to mitigate this margin pressure though price increases, volume and productivity increases and improved operating performance. We will continue to explore strategic opportunities to maximize the value of our European assets. For example, in June 2008, Groupe

Smithfield and Campofrío Alimentacíon S.A. announced that they had entered into a non-binding memorandum of understanding regarding a merger of their businesses. The merger would form a leading pan-European company in the processed meats sector. If the transaction takes place as currently under consideration, Campofrío, which is a publicly-traded company on the Spanish stock exchange, would issue shares to us and to our joint venture partner in Groupe Smithfield, Oaktree Capital Management LLC, in exchange for all of the membership interests in Groupe Smithfield. As a result, our ownership share in Campofrío would increase from 24% to 36% and we would cease to have any direct interest in Groupe Smithfield. The transaction remains subject to the negotiation of a definitive agreement which will require shareholder and regulatory approval. We cannot assure you that an agreement, either on the terms currently under consideration or other terms, will be reached or will receive the required approvals.

•

HP—We expect adverse weather conditions during the US planting season and strong world wide demand may continue to push grain prices to record high levels and will translate to higher raising costs. We will attempt to use risk management tools to dampen the effects of price spikes. Government mandates and subsidies for ethanol production, however, will continue to adversely affect the price of grains and our raising costs.

•

Hog supplies have been at record high levels. Herd reductions should tighten supplies and push prices higher in both the US and Europe. We expect it will take several quarters for the oversupply situation to correct. Our hog production operations will not likely achieve profitability in the near term.

•	Other—We anticipate increasing grain costs will continue to adversely impact profitability of our turkey operations.

RESULTS OF OPERATIONS

Significant Events Affecting Results of Operations

Acquisitions

Premium Standard Farms, Inc.

In May 2007 (fiscal 2008), we acquired PSF for approximately $800.0 million in stock and cash, including $125.4 million of assumed debt. PSF is one of the largest providers of pork products to the retail, wholesale, foodservice, further processor and export markets. PSF is a recognized leader in the pork industry through its vertically integrated business model that combines modern, efficient production and processing facilities, sophisticated genetics, and strict control over the variables of health, diet and environment. PSF has processing facilities in Missouri and North Carolina. PSF is also one of the largest owners of sows in the U.S. with operations located in Missouri, North Carolina and Texas. PSF’s results from pork processing operations are reported in our Pork segment and results from hog production operations are reported in our HP segment. For its fiscal year ended March 31, 2007, PSF had net sales of approximately $893.0 million.

Had the acquisition of PSF occurred at the beginning of fiscal 2007, sales, net income and net income per diluted share would have been approximately $10,250.0 million, $185.5 million and $1.66 per share, respectively, for fiscal 2007. Had such acquisition occurred at the beginning of fiscal 2008, there would not have been a material effect on sales, net income or net income per diluted share for fiscal 2008.

Armour-Eckrich

In October 2006 (fiscal 2007), we completed the acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) in the Pork segment for $226.3 million. The business (Armour-Eckrich) includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. This acquisition advanced our strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. As a result of the acquisition, we estimate that we have added approximately 540 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of $1,038.2 million.

Had the acquisition of Armour-Eckrich occurred at the beginning of fiscal 2006, sales would have been $9,866.9 million and $9,964.9 million for fiscal 2007 and 2006, respectively. There would not have been a material effect on net income or net income per diluted share for fiscal 2007 or fiscal 2006.

Cook’s Hams, Inc.

In April 2006 (fiscal 2006), we completed the acquisition of substantially all of the assets of Cook’s in the Pork segment for $305.2 million. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meats items sold to supermarket chains and grocers throughout the U.S. and Canada. As a result of the acquisition, we added 275 million pounds of annual production capacity, almost all of which is for traditional and spiral sliced smoked bone-in hams. For the twelve months immediately prior to the acquisition, Cook’s had net sales of $332.3 million.

The acquisition of Cook’s fits into our strategy of growing the higher-value packaged meats side of the business and utilizing raw materials internally.

Had the acquisition of Cook’s occurred at the beginning of fiscal 2006, there would not have been a material effect on sales, net income or net income per diluted share for fiscal 2006.

Dispositions

Smithfield Beef

In March 2008 (fiscal 2008), we entered into an agreement with JBS to sell Smithfield Beef, our beef processing and cattle feeding operation that encompassed our entire Beef segment, to JBS for $565.0 million in cash.

The sale to JBS will include 100% of Five Rivers. We also entered into an agreement with CGC in March 2008 (fiscal 2008) to acquire from CGC the 50% of Five Rivers that we do not presently own in exchange for 2.167 million shares of our common stock. This transaction with CGC will occur immediately before the JBS transaction, is conditioned upon the JBS transaction taking place, and will make CGC a beneficial owner of more than 9% of our common stock.

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

The respective transactions are subject to customary adjustments, including working capital adjustments. We are currently in the process of responding to the second request from the Antitrust Division of the Department of Justice. Barring regulatory delays, we anticipate the transactions will close during the second quarter of fiscal 2009. Accordingly, the results of Smithfield Beef are now being reported as discontinued operations. We expect that the net proceeds of the transactions will be used for debt reduction.

Smithfield Beef had sales of $2,885.9 million, $2,551.7 million and $2,575.5 million in fiscal 2008, 2007 and 2006, respectively. Smithfield Beef had after-tax income of $5.2 million in fiscal 2008, and after-tax losses of $23.5 million and $21.0 million in fiscal 2007 and 2006, respectively. The after-tax gain/loss included interest expense of $41.0 million, $41.9 million and $31.0 million for fiscal 2008, 2007 and 2006, respectively.

Smithfield Bioenergy, LLC (SBE)

In April 2007 (fiscal 2007), we decided to exit the alternative fuels business. In May 2008 (fiscal 2009), we completed the sale of substantially all of SBE’s assets for $9.8 million. As a result of these events, we recorded an impairment charge of $9.6 million, net of tax of $5.4 million, during fiscal 2008 to reflect the assets of SBE at their estimated fair value. The results of SBE are reported in discontinued operations.

SBE had sales of $27.0 million in fiscal 2008, and $14.0 million in fiscal 2007. SBE had no sales in fiscal 2006. SBE had after-tax losses of $15.5 million, $5.6 million and $4.9 million in fiscal 2008, 2007 and 2006, respectively. The after-tax losses include interest expense of $3.4 million, $2.9 million and $0.9 million for fiscal 2008, 2007 and 2006, respectively.

Quik-to-Fix, Inc. (Quik-to-Fix)

In August 2006 (fiscal 2007), we completed the sale of substantially all of the assets and business of Quik-to-Fix for net proceeds of $28.2 million. During fiscal 2007, we recorded a writedown on the assets of Quik-to-Fix of $12.1 million, net of $7.1 million in taxes, in anticipation of the sale.

Quik-to-Fix had sales of $21.5 million and $103.2 million in fiscal 2007 and 2006, respectively. Quik-to-Fix had a loss from discontinued operations of $3.9 million, net of tax of $2.2 million in fiscal 2007, and $7.6 million, net of tax of $4.1 million, in fiscal 2006. The after-tax losses include interest expense of $1.7 million and $4.8 million for fiscal 2007 and 2006, respectively.

Facility Closures

Kinston, North Carolina Plant Closure

In March 2008 (fiscal 2008), we announced that we will close one of our Kinston, North Carolina plants. As a result, we recorded a pre-tax impairment charge of $8.0 million in cost of sales in the Pork segment during the fourth quarter of fiscal 2008 to write down the facility to its fair value.

East Coast Restructuring Plan

As part of our east coast restructuring plan, during fiscal 2006, we ceased fresh pork processing in one of The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield, Virginia facilities and closed its plant located in Salem, Virginia. During fiscal 2007 we also closed Smithfield Packing’s Bedford, Virginia and Madison, Florida plants. During fiscal 2006, we recorded, in cost of sales of the Pork segment, accelerated depreciation totaling $7.9 million and an impairment charge of $18.4 million related to this restructuring plan.

Investments

Groupe Smithfield

In August 2006 (fiscal 2007), we completed our investment in Groupe Smithfield. Groupe Smithfield purchased the European meats business of Sara Lee Corporation, for $575.0 million in cash, plus the assumption of excess pension related liabilities of approximately $39.0 million. To form the joint venture, we contributed our French operations from the International segment and cash of €50.0 million (at the time approximately $63.1 million). Oaktree Capital Management, LLC contributed cash of €108.9 million (at the time approximately $137.4 million) and a contingent, convertible note of €40.0 million (at the time approximately $50.4 million).

Butterball

In October 2006 (fiscal 2007), concurrent with our acquisition of Armour-Eckrich, our joint venture, Carolina Turkeys, LLC, financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball.

Campofrío

Campofrío is the leading producer and marketer of meat products in Spain, with production facilities also in Portugal, Russia and Romania. As of April 27, 2008, we held 12,602,664 shares with a cost of $142.2 million and a market value of $195.2 million. The stock was valued at €9.93 per share (approximately $15.49 per share) on the close of the last day of trading before our fiscal year end and is traded on the Madrid Stock Exchange.

Other Significant Events

Classical Swine Fever

In August 2007 (fiscal 2008), outbreaks of CSF occurred at three of our thirty-three hog farms in Romania. During the second quarter of fiscal 2008, we recorded approximately $13.0 million of inventory write-downs and associated disposal costs related to these outbreaks. We do not believe there are any future material costs remaining related to these outbreaks.

Polish Facility Temporary Shutdown

During the first quarter of fiscal 2006, our Polish operations temporarily shut down a red meat plant in connection with media reports on food safety and related issues. We voluntarily shut down the plant for ten days and recalled some previously shipped product. The shutdown and returns resulted in approximately $5.0 million of operating losses during the first quarter of fiscal 2006. After the shutdown, our Polish operations experienced a sharp reduction in packaged meats volumes that recovered in fiscal 2007. Our Polish operations also incurred increased marketing and promotional expenditures in the areas affected by the recall. Those expenditures have since returned to normal levels.

Consolidated Results of Operations

Sales and Cost of Sales

	2008	2007	% Change	2007	2006	% Change
	(in millions)			(in millions)
Sales	$11,351.2	$9,359.3	21	$9,359.3	$8,828.1	6
Cost of sales	10,196.6	8,292.8	23	8,292.8	7,783.9	7

Gross profit	1,154.6	1,066.5	8	1,066.5	1,044.2	2

Gross profit margin	10%	11%		11%	12%

The following items explain the significant changes in sales and gross profit:

2008 vs. 2007:

•	The acquisition of PSF accounted for approximately $890.0 million of sales, or a 10% increase.

•	Fiscal 2008 includes a full year of results from Armour-Eckrich compared to 29 weeks in fiscal 2007, which accounted for an increase in sales of approximately $570.0 million, or 6%.

•	Higher feed and feed ingredient costs increased domestic cash-basis hog raising costs by 18%. The increase in cash-basis raising costs was partially offset by price-risk management results.

•	Domestic live hog market prices decreased to $44 per hundredweight from $48 per hundredweight a year ago.

2007 vs. 2006:

•	The acquisition of Armour-Eckrich accounted for $613.6 million of sales, or a 7% increase.

•	Fiscal 2007 includes a full year of results from Cook’s compared to 4 weeks in fiscal 2006, which accounted for an increase in sales of approximately $300.0 million, or 3%.

•	The effect of the contribution of our French operations to Groupe Smithfield was a decrease in sales of approximately $245.0 million, or 3%.

•	Higher feed and feed ingredient costs increased cash-basis raising costs by 8%. The increase in cash-basis raising costs was partially offset by price-risk management results.

•	Domestic live hog market prices increased to $48 per hundredweight from $46 per hundredweight in fiscal 2006.

Selling, General and Administrative Expenses

	2008	2007	% Change	2007	2006	% Change
	(in millions)			(in millions)
Selling, general and administrative expenses	$813.6	$686.0	19	$686.0	$620.9	10

The following items explain the significant changes in selling, general and administrative expenses (SG&A):

2008 vs. 2007:

•	Fiscal 2008 includes results from the acquisition of PSF.

•	Fiscal 2008 includes a full year of results from Armour-Eckrich compared to 29 weeks in fiscal 2007, which accounted for an increase in SG&A of approximately $51.0 million, or 7%.

•	Advertising, promotions and marketing related expenses increased by $26.6 million, a 4% increase in overall SG&A.

•	Variable compensation expense increased by $31.0 million due to increased operating profits in the Pork segment, which represents a 5% increase in overall SG&A.

2007 vs. 2006:

•	Fiscal 2007 includes results from the acquisition of Armour-Eckrich, which accounted for $59.2 million of SG&A, or a 10% increase.

•	Fiscal 2007 includes a full year of results from Cook’s compared to four weeks in the prior year, which accounted for an increase in SG&A of approximately $13.7 million, or 2%.

Interest Expense

	2008	2007	% Change	2007	2006	% Change
	(in millions)			(in millions)
Interest expense	$184.8	$133.6	38	$133.6	$117.6	14

The following items explain the significant changes in interest expense:

2008 vs. 2007:

•

The increase in interest expense was due to additional borrowings which was partially offset by lower interest rates. Debt, including notes payable, increased to $3,878.1 million as of April 27, 2008 from $3,091.5 million as of April 29, 2007, related to the acquisition of PSF, continued investment in Eastern Europe and higher working capital requirements resulting from higher commodity input costs.

2007 vs. 2006:

•

The increase in interest expense was due to additional borrowings and higher rates on variable rate debt. Debt increased to $3,076.3 million as of April 29, 2007 from $2,508.4 million as of April 30, 2006. The increase in debt was mainly used to fund acquisitions and other investments.

Equity in (Income)/Loss of Affiliates

	2008	2007	% Change	2007	2006	% Change
	(in millions)			(in millions)
Groupe Smithfield	$(32.4)	$(14.3)	127	$(14.3)	$—	NM
Butterball	(23.4)	(24.1)	(3)	(24.1)	1.6	NM
Campofrío	(10.6)	(9.5)	12	(9.5)	(6.6)	44
Other	4.4	(0.3)	NM	(0.3)	(6.5)	(95)

Totals	$(62.0)	$(48.2)	29	$(48.2)	$(11.5)	319

The following items explain the significant changes in equity in (income)/loss of affiliates:

2008 vs. 2007:

•	Fiscal 2008 includes a full year of results from Groupe Smithfield compared to nine months in fiscal 2007.

•

In fiscal 2008, Groupe Smithfield sold one of its plants resulting in the recognition of a significant gain. The gain was partially offset by restructuring charges related to other Groupe Smithfield plants. Our share of the net gain from these combined transactions was approximately $9.4 million.

2007 vs. 2006:

•	Fiscal 2007 includes the results of Groupe Smithfield, which was formed in August 2006 (fiscal 2007).

•	Fiscal 2007 includes the results of the Butterball business, which was acquired by our Butterball joint venture in October 2006 (fiscal 2007)

Income Tax Expense

	2008	2007	2006
Income tax expense (in millions)	$72.8	$77.2	$106.9
Effective tax rate	34%	27%	34%

The following items explain the significant changes in the effective tax rate:

2008 vs. 2007:

•

The increase in the effective tax rate was due to a changing mix of profitability between high and low tax rate countries. Also, prior year rates were lower due to the retroactive reinstatement of the Work Opportunity Tax Credit and the research and development tax credit via the Tax Relief and Healthcare Act of 2006.

2007 vs. 2006:

•

The decrease in the effective tax rate was mainly due to tax benefits at foreign locations and the retroactive reinstatement of the Work Opportunity Tax Credit and the research and development credit via the Tax Relief and Healthcare Act of 2006.

Segment Results

The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.

Pork Segment

	2008	2007	% Change	2007	2006		% Change
	(in millions)			(in millions)
Sales	$9,627.5	$7,933.9	21	$7,933.9	$7,300.6		9
Operating profit	449.4	218.6	106	218.6	147.6		48

Sales volume
Total			20			—
Fresh pork			29			(12)
Packaged meats			10			20

Average unit selling price			1			8
Average domestic live hog prices(1)			(7)			4

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

The following items explain the significant changes in Pork segment sales and operating profit:

2008 vs. 2007:

•	The acquisition of PSF accounted for approximately $890.0 million of sales, or an 11% increase.

•	Fiscal 2008 includes a full year of results from Armour-Eckrich compared to 29 weeks in the prior year, which accounted for an increase in sales of approximately $570.0 million, or 7%.

•	Excluding the acquisition of PSF and the effects of Armour-Eckrich, total sales volumes increased 1% with fresh pork increasing 3% and packaged meats increasing 2%.

•

Excluding the acquisition of PSF and the effects of Armour-Eckrich, sales were positively impacted by a 2% increase in the average unit selling price. This increase reflects our strategy to use more raw materials internally for value-added packaged meats.

•	Substantially lower raw material costs created a favorable fresh pork environment in fiscal 2008.

•	Excluding the effect of the sales volume change, we experienced an increase in transportation and energy costs of approximately $21.2 million.

•	Variable compensation expense increased by approximately $4.7 million primarily as a result of higher overall segment profits.

•

Operating profit in the current year includes a gain of $4.8 million on the sale of Armour-Eckrich’s Kansas City, Kansas plant partially offset by a $1.6 million write down on the anticipated sale of its Lufkin, Texas plant.

•	Operating profit in the current year includes an impairment charge of $8.0 million for one of our Kinston, North Carolina facilities.

2007 vs. 2006:

•	The acquisition of Armour-Eckrich accounted for $613.6 million of sales, or an 8% increase.

•	Fiscal 2007 includes a full year of results from Cook’s compared to four weeks in the prior year, which accounted for an increase in sales of $300.0 million, or 4%.

•

Excluding the acquisition of Armour-Eckrich and the effects of Cook’s, total sales volumes decreased 8% with fresh pork volumes decreasing 12% and packaged meats volumes decreasing 2%. These decreases reflected a weak fresh meat environment, lower processing levels resulting from the closure of two of Smithfield Packing’s plants and reduced livestock availability in our east coast pork processing operations due to circovirus.

•

Excluding the acquisition of Armour-Eckrich and the effects of Cook’s, sales and operating profit were positively impacted by a 4% increase in the average unit selling price. This increase reflects our strategy to use more raw materials internally for value-added packaged meats.

•	Armour-Eckrich and Cook’s accounted for $44.0 million of operating profit in fiscal 2007, or a 30% increase.

•	Fiscal 2006 included $26.3 million of plant closure charges related to our east coast restructuring plan.

•	Litigation reserves were increased by $4.6 million in fiscal 2007.

International Segment

	2008	2007	% Change	2007	2006	% Change
	(in millions)			(in millions)
Sales	$1,224.5	$954.6	28	$954.6	$1,127.4	(15)
Operating profit (loss)	76.9	36.8	109	36.8	(16.3)	326

Sales volume
Total			15			(9)
Fresh pork			21			6
Packaged meats			—			(30)

Average unit selling price			12			(7)

The following items explain the significant changes in International segment sales and operating profit:

2008 vs. 2007:

•	Sales increased $169.3 million, or 18%, due to foreign currency translation. The change is attributable to stronger underlying functional currencies of our foreign subsidiaries.

•	Fiscal 2007 sales included $98.9 million related to our French operations, which were contributed to Groupe Smithfield in August 2006 (fiscal 2007).

•	Fiscal 2008 sales included approximately $54.5 million related to the acquisition of a business in Romania.

•	Excluding the effect of foreign currency translation, sales and operating profit were negatively impacted by a 4% decrease in the average unit selling price.

•	Operating profit increased by $21.1 million due to more favorable results of our equity method investments, primarily Groupe Smithfield and Campofrío.

•

In fiscal 2008, Groupe Smithfield sold one of its plants resulting in the recognition of a significant gain. The gain was partially offset by restructuring charges related to other Groupe Smithfield plants. Our share of the net gain from these combined transactions was approximately $9.4 million.

•	Operating profit was negatively impacted by significantly higher raw material costs.

•	Operating profit includes foreign currency transaction losses of $9.0 million in fiscal 2008 compared to gains of $6.8 million in fiscal 2007.

2007 vs. 2006:

•

The decrease in sales primarily results from the contribution of our French operations to Groupe Smithfield. The effect of the contribution was a decrease in sales of approximately $245.0 million, or 22%.

•

Excluding the effects of the contribution of our French operations to Groupe Smithfield, total sales volumes increased by 9% with fresh pork volumes increasing 6% and packaged meats volumes increasing 14%. During fiscal 2006, our Polish operations suffered from weak demand for its white meat products in the European markets as a result of consumer concerns regarding avian influenza and the effects of the temporary shutdown and product recall at our Constar plant.

•	Groupe Smithfield contributed $14.3 million of equity income in fiscal 2007.

•	Fiscal 2007 includes an operating loss of $6.5 million from our French operations compared to $13.4 million in fiscal 2006.

Hog Production Segment

	2008	2007	% Change	2007	2006		% Change
	(in millions)			(in millions)
Sales	$2,399.3	$1,787.0	34	$1,787.0	$1,801.3		(1)
Operating profit	(98.1)	211.4	(146)	211.4	330.0		(36)

Head sold			40			(3)

Average domestic live hog prices(1)			(7)			4
Domestic raising costs(2)			18			8

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
(2)	Represents cash-basis production cost.

The following items explain the significant changes in HP segment sales and operating profit:

2008 vs. 2007:

•	The acquisition of PSF accounted for approximately $530.0 million of sales, or a 30% increase.

•

Excluding the acquisition of PSF, total head sold increased 8%, with head sold in the U.S. increasing 5%. The increase in head sold results from productivity improvements in the U.S. and an increase in our international herd.

•	Excluding the acquisition of PSF, sales and operating profit were negatively impacted by a 3% decrease in average selling price per head due to a decline in live hog market prices.

•	Higher grain costs have adversely affected operating profit. The increase in grain costs is mainly attributable to increased worldwide demand for corn.

•	In the current year, operating profit was negatively impacted by $13.0 million of inventory write-down and disposal costs associated with outbreaks of CSF in Romania.

2007 vs. 2006:

•

Sales and operating profit were negatively impacted by a 3% decrease in head sold. Health issues in our east coast livestock production operations due to circovirus led to fewer head brought to market. These issues resulted in increased medication and overhead costs.

•	Sales and operating profit were positively impacted by a 2% increase in average selling price per head resulting from higher live hog market prices.

•

Operating profit was negatively impacted by higher grain costs, mainly attributable to increased worldwide demand for corn. Raising costs also increased as a result of higher medication and overhead costs due to circovirus.

Other Segment

	2008	2007	% Change	2007	2006	% Change
	(in millions)			(in millions)
Sales	$148.8	$132.3	12	$132.3	$149.2	(11)
Operating profit	28.2	40.8	(31)	40.8	42.9	(5)

The following items explain the significant changes in Other segment sales and operating profit:

2008 vs. 2007:

•

The increase in sales was due to an 11% increase in selling prices, coupled with a 1% increase in sales volumes. The increase in selling prices reflects higher feed costs being partially passed to customers.

•	The effects of sales growth on operating profit were offset by substantially higher feed costs.

2007 vs. 2006:

•	The decrease in sales was due to a 14% decline in the average unit selling price, partially offset by a 3% increase in sales volumes.

Corporate Segment

	2008	2007	% Change	2007	2006	% Change
	(in millions)			(in millions)
Operating loss	$(59.6)	$(84.9)	30	$(84.9)	$(73.5)	(16)

The following items explain the significant changes in the Corporate segment’s operating loss:

2008 vs. 2007:

•	Foreign exchange gains in fiscal 2008 compared to foreign exchange losses in fiscal 2007.

•	Increased variable compensation expense in fiscal 2008.

2007 vs. 2006:

•	Gains on the sale of certain property investments in fiscal 2006.

•	Increased variable compensation expense in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the fiscal years indicated.

	2008	2007	2006
	(in millions)
Net cash flows from:
Operating activities	$9.6	$187.0	$398.7
Investing activities	(483.9)	(735.7)	(667.5)
Financing activities	477.3	513.8	297.6
Discontinued operations	(3.8)	2.1	(23.5)
Effect of currency exchange rates on cash	0.3	1.2	(0.7)

Net change in cash and cash equivalents	$(0.5)	$(31.6)	$4.6

Operating Activities

We have historically generated positive cash flows from operating activities. However, the cyclical nature of the commodities markets sometimes requires us to make large investments in working capital, which in turn, consumes larger amounts of our cash flows from operating activities. Specifically, in periods where prices for commodities that are our raw materials are rising, our investment in working capital, and therefore our cash requirements, generally increase. As noted below, these circumstances affected us in fiscal 2007, but even more dramatically in fiscal 2008 due, in part, to our acquisition of PSF and resulting inventory increases. We anticipate generating positive cash flows from operating activities in fiscal 2009; however, in volatile commodity markets, we cannot forecast our cash requirements with precision.

Cash requirements for livestock feed continues to increase on the strength of rising commodity prices. Worldwide demand for corn, which is our primary feed ingredient, continues to drive up our cash requirements both in our domestic and international hog production operations. For example, our cash-basis raising costs for fiscal 2008 were $50 per hundredweight compared to $43 per hundredweight for the previous year. We believe these increases, at least in part, can be traced directly back to the United States’ ‘corn to ethanol’ policy. While no one can determine precisely the exact impact of this policy, we think that the impact on corn prices has been substantial and will continue to drive increasing cash requirements in our hog production operations.

The following items explain the significant changes in cash flows from operating activities over the past three fiscal years:

2008 vs. 2007

•	Inventories increased significantly primarily due to higher feed costs in the HP segment and higher slaughter levels in the Pork segment.

•	Inventories also increased due to an improvement in livability in our east coast hog production operations resulting from the use of vaccines used to combat circovirus.

•	We experienced a decline in net income of $37.9 million.

2007 vs. 2006

•	Inventories increased significantly primarily due to higher feed costs in the HP segment.

•	We experienced an increase in non-cash equity income of $36.7 million and a decrease in overall net income of $5.9 million.

Investing Activities

The following items explain the significant sources and uses of cash from investing activities for each of the past three fiscal years:

2008

•	Capital expenditures totaled $460.2 million, primarily related to Romanian farm expansion, information systems, existing facility upgrades and packaged meats expansion.

•	We used $41.8 million for business acquisitions including PSF ($40.0 million).

•	We used $6.6 million for investments, mainly related to a contribution to one of our Mexican joint ventures.

2007

•	Capital expenditures totaled $460.5 million related mainly to packaged meats expansion, plant improvement projects and additional hog production facilities.

•	We used $238.7 million for business acquisitions including Armour-Eckrich ($226.3 million) and the remaining 10% of Cumberland Gap ($6.7 million).

•	We used $69.5 million for investments, primarily a €50.0 million (at the time approximately $63.1 million) cash contribution to the Groupe Smithfield joint venture.

•	We received $28.2 million for the sale of substantially all of the assets and business of Quik-to-Fix.

2006

•	Capital expenditures totaled $362.3 million related mainly to packaged meats expansion, plant improvement projects and additional hog production facilities.

•	We used $321.5 million of cash for business acquisitions including Cook’s ($305.2 million).

•	We used $4.9 million of cash for investments to purchase an additional 314,000 shares of Campofrío.

Financing Activities

The following items explain significant sources and uses of cash from financing activities for each of the past three fiscal years:

2008

•

In June 2007 (fiscal 2008), we issued $500.0 million of 7.75% senior unsecured notes that mature in 2017. We used the proceeds from this issuance to repay existing indebtedness, principally on our U.S. Credit Facility.

•	We had net borrowings of $226.9 million on our long-term credit facilities.

•	We redeemed certain senior subordinated notes in the amount of $182.1 million that matured in February 2008 (fiscal 2008) using availability under the U.S. Credit Facility.

•	We used available funds under the U.S. Credit Facility to redeem $125.4 million of debt assumed in the PSF acquisition.

•	We drew down a total of $150.0 million from one year uncommitted credit lines, which were obtained in fiscal 2008. We used the borrowings to pay down the U.S. Credit Facility.

2007

•	We had net borrowings of $420.1 million on the U.S. Credit Facility and net borrowings of $341.3 million on the Euro Credit Facility.

•

In October 2006 (fiscal 2007), we borrowed $125.0 million under a short term uncommitted line of credit with JPMorgan Chase Bank, N.A. and $125.0 million under a short-term uncommitted line of credit with Citibank, N.A. (collectively, the “Fiscal 2007 Short-term Credit Agreements”). We used the aggregate $250.0 million borrowed under the Fiscal 2007 Short-term Credit Agreements to pay down borrowings under our U.S. Credit Facility. We repaid the aggregate $250.0 million borrowed under the Fiscal 2007 Short-term Credit Agreements in December 2006 (fiscal 2007) using availability under the U.S. Credit Facility.

2006

•	We had net borrowings of $215.9 million on the U.S. Credit Facility.

•	We repurchased 230,000 shares of our common stock at an average price of $28.30 per share.

Sources of Cash

We have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, acquisitions, debt retirement and other capital requirements.

Accounts Receivable and Inventories

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

Credit Facilities

In August 2005 (fiscal 2006), we entered into a $1.0 billion secured revolving credit agreement (the U.S. Credit Facility) that replaced our then existing credit facility. The U.S. Credit Facility matures in August 2010. We may draw down funds as a revolving loan or a swingline loan and obtain letters of credit under the U.S. Credit Facility. The proceeds of any borrowings under the U.S. Credit Facility may be used to finance working capital needs and for other general corporate purposes. The amount committed under the U.S. Credit Facility may be increased up to $1.35 billion at our request under certain conditions.

In August 2006 (fiscal 2007), we exercised our option to increase the amount committed under the U.S. Credit Facility by $200.0 million, resulting in $1.2 billion of available borrowings under the U.S. Credit Facility. In connection with this increase, we elected to prepay $17.5 million of variable interest senior notes which would have matured in 2011 and we repaid, at maturity, $101.5 million of senior notes.

In November 2007 (fiscal 2008), we exercised our option to increase the amount committed under the U.S. Credit Facility by another $75.0 million, resulting in $1.275 billion of available borrowings under the U.S. Credit Facility.

In August 2006 (fiscal 2007), we entered into a €300.0 million ($467.9 million as of April 27, 2008) secured revolving credit facility (the Euro Credit Facility) through one of our European subsidiaries. In August 2009 (fiscal 2010), 16% of the Euro Credit Facility will mature with the remaining facility maturing in August 2010 (fiscal 2011). The proceeds of any borrowings under the Euro Credit Facility may be used for general corporate purposes. The Euro Credit Facility is secured by our shares of Campofrío stock and all of the share capital of our Romanian operations and Polish hog production operations. In addition, we and three of our European subsidiaries have unconditionally guaranteed these obligations, including payment obligations, under the Euro Credit Facility.

In addition to our U.S. Credit Facility and our Euro Credit Facility, we enter into short-term uncommitted credit lines from time to time as an ordinary course of financing activity.

In October 2006 (fiscal 2007), we borrowed $125.0 million under a short-term uncommitted line of credit with JPMorgan Chase Bank, N.A. and $125.0 million under a short-term uncommitted line of credit with Citibank, N.A. (collectively, the “Fiscal 2007 Short-term Credit Agreements”). We used the aggregate $250.0 million borrowed under the Fiscal 2007 Short-term Credit Agreements to pay down borrowings under our U.S. Credit Facility. We repaid the aggregate $250.0 million borrowed under the Fiscal 2007 Short-term Credit Agreements in December 2006 (fiscal 2007) using availability under the U.S. Credit Facility. The Fiscal 2007 Short-term Credit Agreements expired on June 28, 2007 (fiscal 2008).

In February 2008 (fiscal 2008), we obtained one year uncommitted credit lines totaling $200.0 million from three of our existing bank lenders and drew down $100.0 million from one of the credit lines. We used the borrowings to pay down the U.S. Credit Facility. We subsequently redeemed certain senior subordinated notes in the amount of $182.1 million that came due in February 2008 using borrowings under the U.S. Credit Facility. In April 2008 (fiscal 2008), we increased the uncommitted credit lines to $250.0 million, borrowed an additional $50.0 million under one of the credit lines and used the additional funds to pay down the U.S. Credit Facility. As of April 27, 2008, the outstanding balance of these lines was $150.0 million and are reported in notes payable.

As of April 27, 2008, we had aggregate credit facilities and credit lines, including uncommitted credit lines, totaling $2,122.0 million including unused capacity of $313.8 million, of which $208.2 million represents unused capacity under the U.S. Credit Facility. There was no available capacity under the Euro Credit Facility.

Securities

We have a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for general corporate purposes, including an expansion of our packaged meats business and strategic acquisitions or the repayment of existing debt.

Credit Ratings

In December 2007 (fiscal 2008), Standard & Poor’s Rating Services (S&P) placed our ‘BB+’ credit rating on negative watch. In June 2008 (fiscal 2009), Moody’s Investor Services (Moody’s) placed our ‘Ba2’ credit rating on negative watch. The interest rates on the majority of our variable interest rate debt would be affected by a downgrade in our credit ratings by S&P or Moody’s. If S&P were to downgrade our credit rating by one level, the variable interest rate on our U.S. Credit Facility would increase 0.25% and the variable interest rate on the Euro Credit Facility would increase 0.10%. If Moody’s were to downgrade our credit rating by one level, the variable interest rate on our U.S. Credit Facility would not be affected and the variable interest rate on the Euro Credit Facility would increase by 0.10%. If both S&P and Moody’s were to downgrade our credit rating by one level, the variable interest rate on our U.S. Credit Facility would increase by 0.25% and the variable interest rate on the Euro Credit Facility would increase by 0.40%. Based on amounts outstanding as of April 27, 2008, the annual pretax impact to earnings of a downgrade by S&P would be $3.1 million. The impact of a downgrade by Moody’s would be $0.5 million, and the impact of a downgrade by both rating agencies would be $4.5 million, all of which would be related to increased interest expense.

Debt Covenants

Our various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, fixed charges, leverage, interest coverage and capital expenditures. These financial covenants limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to shareholders, among other restrictions. As of April 27, 2008, we were in compliance with all debt covenants. We anticipated that we would not be in compliance with the interest coverage ratio under the U.S. Credit Facility, the Euro Credit Facility and our senior secured notes totaling approximately $50.0 million outstanding during fiscal 2009. Therefore, we have already sought and received approval for a reduction in the interest coverage ratio from 3.0 to 1 to 2.0 to 1 under the U.S. Credit Facility and the Euro Credit Facility until the end of fiscal 2009 and under our senior secured notes totaling approximately $50.0 million outstanding for the first and second quarters of fiscal 2009.

Fiscal 2009 Activities

Recently Added Credit Facilities

As noted above, our recent cash requirements have been substantial. While we anticipate a reduction in the level of our needs as various marketplace changes occur over the next six to nine months, we have taken and are taking steps to assure ourselves that we will have needed liquidity for fiscal 2009.

In May 2008 (fiscal 2009), we repaid and closed one of the previously mentioned $50.0 million unsecured, uncommited credit lines, and we obtained an additional uncommitted secured credit line for $150 million. This facility, under which we have drawn $100 million through mid-June, is secured by Smithfield Packing’s Tar Heel facility in Bladen County, NC. We are required to repay principal amounts under this facility on the earlier to occur of demand, termination of the agreement by either party, or November 2008.

In June 2008 (fiscal 2009), we exercised our option to increase the amount commited under the U.S. Credit Facility by $25.0 million, resulting in $1.3 billion of available borrowings under the U.S. Credit Facility.

In addition, in June 2008 (fiscal 2009), we entered into a $200 million unsecured committed credit facility, intended to help bridge our working capital needs through the time of the closing of the sale of Smithfield Beef, now expected to occur in the second quarter of fiscal 2009. Through mid-June 2008, we have not borrowed any funds under this facility. We are required to repay amounts borrowed under this facility at the earlier to occur of (i) December 15, 2008, (ii) the time when we have net cash proceeds from a capital markets transaction or (iii) the time when we have net cash proceeds from the sale of Smithfield Beef. If the borrowings outstanding under this credit facility are less than the proceeds available under (ii) or (iii), the commitments of the lenders under the agreement will be reduced by the amount of such excess net proceeds.

Smithfield Beef

As discussed in greater detail earlier under “Dispositions—Smithfield Beef”, we expect to receive $565.0 million in cash in connection with our pending sale of Smithfield Beef. In addition, the proceeds from the sale of Smithfield Beef’s live cattle inventories, together with our 50 percent interest in Five Rivers’ cattle inventories, net of associated debt, are expected to be in excess of $200 million. Although the transactions are subject to regulatory review (and we are currently responding to a second request from the Antitrust Division of the Department of Justice) and there are other conditions to closing, we believe the Smithfield Beef sale will close in the second quarter of fiscal 2009. Most of the live cattle inventories will be sold within six months after closing of the Smithfield Beef sale, with substantially all sold within 12 months after closing. We expect to use substantially all of the proceeds from these transactions to pay down debt.

Capital Markets

We believe that we may have the opportunity before the sale of Smithfield Beef closes to access the capital markets and replace some of the short-term credit facilities described above that we have put in place this calendar year. It is our view that converting these short-term facilities to long-term would be in our best interest, providing needed liquidity and reducing our short-term debt exposure. We have engaged investment bankers to assist us in that regard. We believe the securities to be issued could include common or preferred stock, equity-linked hybrids, convertible notes or high-yield senior notes. However, if capital markets conditions do not warrant access at this time, we believe that our current credit facilities, together with the proceeds from the sale of Smithfield Beef, will be adequate to meet our needs, or that additional short-term or long-term funding alternatives will become available to us, although the pricing for these alternatives may be less attractive than those we currently have available.

Additional Matters Affecting Liquidity

Capital Projects

We anticipate a significant decline in capital spending in the near term, especially in our Eastern European operations. As of April 27, 2008, we had approved capital expenditures of approximately $197 million. These expenditures are primarily related to Romanian farm expansion as well as existing plant renovation and production efficiency projects. These commitments are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities.

Group Pens

In January 2007 (fiscal 2007), we announced that we were in the beginning stages of phasing out individual gestation stalls at our sow farms and replacing the gestation stalls with group pens. We anticipate this will occur over the next 12 to 13 years. We currently estimate the total cost of our transition to group pens to be approximately $300 million. We believe this decision represents a significant financial commitment and was made as a result of the desire to be more animal friendly, as well as to address certain concerns and needs of our customers. We do not expect that the switch to penning systems at sow farms will have a material adverse effect on our operations.

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Derivative Financial Instruments” below. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During fiscal 2008, margin deposits ranged from $69.1 million to ($58.8) million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with brokers during fiscal 2008 was $9.1 million.

The effects, positive or negative, on liquidity resulting from our risk management activities tend to be mitigated by offsetting changes in cash prices in our core business. For example, in a period of rising grain prices, gains resulting from long grain derivative positions would generally be offset by higher cash prices paid to farmers and other suppliers in spot markets. These offsetting changes do not always occur, however, in the same amounts or in the same period, with lag times of as much as twelve months.

Litigation Costs

PSF, certain of our other subsidiaries and affiliates and we are parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs’ use and enjoyment of their properties. These claims are more fully described in “Item 3. Legal Proceedings—Missouri Litigation.” We established a reserve estimating our liability for these and similar potential claims on the opening balance sheet for our acquisition of PSF. Consequently, expenses and other liabilities associated with these claims will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Although we recognize the uncertainties of litigation, based on our historical experience and our understanding of the facts and circumstances underlying these claims, we believe that these claims will not have a material adverse effect on our results of operations or financial condition.

Capitalization

	April 27, 2008	April 29, 2007
	(in millions)
U.S. Credit Facility, expiring August 2010	$925.0	$836.0
7.00% senior unsecured notes, due August 2011	600.0	600.0
7.75% senior unsecured notes, due July 2017	500.0	—
Euro Credit Facility, expiring August 2010	467.9	341.3
7.75% senior unsecured notes, due May 2013	350.0	350.0
8.00% senior unsecured notes, due October 2009	300.0	300.0
7.625% senior subordinated notes, repaid February 2008	—	182.1
8.44% senior secured note, payable through October 2009	35.0	40.0
Variable rate senior secured notes (6.74% as of April 29, 2007)	—	32.5
7.89% senior secured notes, payable through October 2009	15.0	25.0
Various, interest rates from 1.68% to 10.0%, due May 2008 through May 2043	509.4	364.2
Fair-value derivative instrument adjustment	0.7	(2.4)
Unamortized debt premium	5.8	7.6

Total debt	3,708.8	3,076.3
Current portion	(237.6)	(238.2)

Total long-term debt	$3,471.2	$2,838.1

Total shareholders’ equity	$3,048.2	$2,240.8

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

We and our partner guarantee a $92.0 million credit facility by one of our unconsolidated Mexican joint ventures, Norson, of which $65.0 million was outstanding as of April 27, 2008. The covenants in the guarantee relating to Norson’s credit facility incorporate the covenants under our U.S. Credit Facility. We also guarantee up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas.

Contractual Obligations and Commercial Commitments

The following table provides information about our contractual obligations and commercial commitments as of April 27, 2008. This table does not include any contractual obligations or commercial commitments related to our discontinued beef operations.

	Payments Due By Period
	Total	< 1 Year	1-3 Years	3-5 Years	>5 Years
	(in millions)
Long-term debt	$3,708.8	$237.6	$1,879.9	$682.8	$908.5
Interest	913.9	218.0	331.8	164.1	200.0
Notes payable	169.3	169.3	—	—	—
Capital lease obligations, including interest	6.3	3.3	1.5	0.2	1.3
Operating leases	244.9	49.9	77.3	50.5	67.2
Capital expenditure commitments	197.0	99.0	68.0	30.0	—
Purchase obligations:
Hog procurement(1)	4,161.9	1,631.4	1,187.4	897.5	445.6
Contract hog growers(2)	1,264.0	315.9	408.9	265.7	273.5
Other(3)	894.1	372.1	176.6	123.7	221.7

Total	$11,560.2	$3,096.5	$4,131.4	$2,214.5	$2,117.8

(1)	Through the Pork and International segments, we have purchase agreements with certain hog producers. Some of these arrangements obligate us to purchase all of the hogs produced by these producers. Other arrangements obligate us to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that we are obligated to purchase and the uncertainty of market prices at the time of hog purchases, we have estimated our obligations under these arrangements. For <1 Year, the average purchase price estimated is based on available futures contract prices and internal projections adjusted for historical quality premiums. For prices beyond fiscal 2008, we estimated the market price of hogs based on the ten-year average of $0.42 per pound.
(2)	Through the HP segment, we use independent farmers and their facilities to raise hogs produced from our breeding stock. Under multi-year contracts, the farmers provide the initial facility investment, labor and front line management in exchange for a performance-based service fee payable upon delivery. We are obligated to pay this service fee for all hogs delivered. We have estimated our obligation based on expected hogs delivered from these farmers.
(3)	Includes fixed price forward grain purchase contracts totaling $154.1 million. Also includes unpriced forward grain purchase contracts which, if valued as of April 27, 2008 market prices, would be $119.0 million. These forward grain contracts are accounted for as normal purchases as defined by SFAS 133. As a result, they are not recorded in the balance sheet. In addition, these amounts include $300.0 million, allocated at $25.0 million per year for the next twelve years, which represents our current estimated cost for our transition to group pens from gestation stalls.

OFF-BALANCE SHEET ARRANGEMENTS

In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

•	any obligation under certain guarantee contracts;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	any obligation under certain derivative instruments; and

•

any obligation arising out of a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risks primarily from changes in commodity prices, as well as interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates.

We account for derivative financial instruments in accordance with SFAS 133. SFAS 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method).

Under SFAS 133, we may elect either method of accounting for our derivative portfolio, assuming all the necessary requirements are met. We have in the past, and will in the future, avail ourselves of either acceptable method. Regardless of their designation under SFAS 133, we believe all of our derivative instruments represent economic hedges against changes in prices and rates.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The following table provides the fair value of our open derivative financial instruments as of April 27, 2008 and April 29, 2007.

	April 27, 2008	April 29, 2007
	(in millions)
Livestock	$(26.5)	$(9.3)
Grains	(5.6)	(4.2)
Energy	4.8	0.1
Interest rates	(2.0)	(2.4)
Foreign currency	(0.3)	(2.8)

Commodities Risk

Our meat processing and hog production operations use various raw materials, mainly corn, lean hogs, live cattle, pork bellies, soybeans and wheat, which are actively traded on commodity exchanges. We hedge these commodities when we determine conditions are appropriate to mitigate the inherent price risks. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. Commodities underlying our derivative instruments are subject to significant price fluctuations. Any requirement to mark-to-market the positions that have not been designated or do not qualify for hedge accounting under SFAS 133 could result in volatility in our results of operations. We attempt to closely match the hedging instrument terms with the hedged item’s terms.

We discontinued the use of hedge accounting for our commodity derivatives during the third quarter of fiscal 2007 due to rising costs of compliance and the complexity associated with the application of hedge accounting. All existing commodity hedging relationships were de-designated as of January 1, 2007. We also elected not to apply hedge designations for any exchange traded commodity derivative contracts entered into between January 1, 2007 and April 27, 2008. Since discontinuing hedge accounting for commodity derivatives on January 1, 2007, we have invested in additional resources and systems and have begun to apply hedge accounting to certain commodity derivatives entered into during fiscal 2009.

We hedged approximately 33%, 30% and 51% of our grain purchases in fiscal 2008, 2007 and 2006, respectively. We hedged approximately 12%, 33% and 11% of our livestock produced in fiscal 2008, 2007 and 2006, respectively. We recorded net gains of $211.2 million on commodity derivative contracts in fiscal 2008. We had net gains on settled commodity derivative contracts of $225.1 million, $64.3 million and $50.5 million in fiscal 2008, 2007 and 2006, respectively. These net gains resulting from our commodity derivative contracts are recorded as a reduction of cost of sales and are offset by increases in cash prices in our core business (with such increases also reflected in cost of sales). For example, in a period of rising grain prices, gains resulting from long grain derivative positions would generally be offset by higher cash prices paid to farmers and other suppliers in spot markets. However, under the “mark-to-market” method described above, these offsetting changes do not always occur in the same period, with lag times of as much as twelve months.

Interest Rate and Foreign Currency Exchange Risk

We have entered into interest rate swaps to hedge our exposure to changes in interest rates on certain financial instruments. We also periodically enter into foreign exchange forward contracts to hedge exposure to changes in foreign currency rates on foreign denominated assets and liabilities as well as forecasted transactions denominated in foreign currencies.

Sensitivity Analysis

The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of April 27, 2008 and April 29, 2007.

	April 27, 2008	April 29, 2007
	(in millions)
Livestock	$160.7	$143.4
Grains	24.7	15.7
Interest rates	2.0	2.5
Foreign currency	1.3	7.6

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our experience and our understanding of the current facts and circumstances. Actual results could differ from those estimates. The following is a summary of certain accounting policies and estimates we consider critical. Our accounting policies are more fully discussed in Note 1 in “Item 8. Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements.”

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Contingent liabilities

We are subject to lawsuits, investigations and other claims related to the operation of our farms, wage and hour/labor, livestock procurement, securities, environmental, product, taxing authorities and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses and fees.

A determination of the amount of reserves and disclosures required, if any, for these contingencies are made after considerable analysis of each individual issue. We accrue for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated. We disclose contingent liabilities when the risk of loss is reasonably possible or probable.

Our contingent liabilities contain uncertainties because the eventual outcome will result from future events, and determination of current reserves requires estimates and judgments related to future changes in facts and circumstances, differing interpretations of the law and assessments of the amount of damages or fees, and the effectiveness of strategies or other factors beyond our control.	We have not made any material
changes in the accounting
methodology used to establish
our contingent liabilities during
the past three fiscal years.

We do not believe there is a
reasonable likelihood there will
be a material change in the
estimates or assumptions used to
calculate our contingent
liabilities. However, if actual
results are not consistent with
our estimates or assumptions,
we may be exposed to gains or
losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Marketing and advertising costs

We incur advertising, retailer incentive and consumer incentive costs to promote products through marketing programs. These programs include cooperative advertising, volume discounts, in-store display incentives, coupons and other programs.

Marketing and advertising costs are charged in the period incurred. We accrue costs based on the estimated performance, historical utilization and redemption of each program.

Cash consideration given to customers is considered a reduction in the price of our products, thus recorded as a reduction to sales. The remainder of marketing and advertising costs is recorded as a selling, general and administrative expense.

Recognition of the costs related to these programs contains uncertainties due to judgment required in estimating the potential performance and redemption of each program.

These estimates are based on many factors, including experience of similar promotional programs.

We have not made any material
changes in the accounting
methodology used to establish
our marketing accruals during
the past three fiscal years.

We do not believe there is a
reasonable likelihood there will
be a material change in the
estimates or assumptions used to
calculate our marketing
accruals. However, if actual
results are not consistent with
our estimates or assumptions,
we may be exposed to gains or
losses that could be material.

Accrued self insurance

We are self insured for certain losses related to health and welfare, workers’ compensation, auto liability and general liability claims.

We use an independent third-party actuary to assist in the determination of our self-insurance liability. We and the actuary consider a number of factors when estimating our self-insurance liability, including claims experience, demographic factors, severity factors and other actuarial assumptions.

We periodically review our estimates and assumptions with our third-party actuary to assist us in determining the adequacy of our self-insurance liability.

Our self-insurance liability contains uncertainties due to assumptions required and judgment used.

Costs to settle our obligations, including legal and healthcare costs, could increase or decrease causing estimates of our self-insurance liability to change.

Incident rates, including frequency and severity, could increase or decrease causing estimates in our self-insurance liability to change.

We have not made any material
changes in the accounting
methodology used to establish
our self-insurance liability
during the past three fiscal
years.

We do not believe there is a
reasonable likelihood there will
be a material change in the
estimates or assumptions used to
calculate our self-insurance
liability. However, if actual
results are not consistent with
our estimates or assumptions,
we may be exposed to gains or
losses that could be material.

A 10% increase in the actuarial
estimate as of April 27, 2008,
would result in a loss in the
amount we recorded for our
self-insurance liability of
approximately $9.0 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use a long-lived asset or a change in its physical condition.

When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is recorded if the estimated future cash flows are less than the carrying value of the asset. The impairment is the excess of the carrying value over the fair value of the long-lived asset.

We recorded impairment charges related to long-lived assets of $11.8 million, $7.1 million and $18.4 million in fiscal 2008, 2007 and 2006, respectively.

Our impairment analysis contains uncertainties due to judgment in assumptions and estimates surrounding undiscounted future cash flows of the long-lived asset, including forecasting useful lives of assets and selecting the discount rate that reflects the risk inherent in future cash flows.	We have not made any material
changes in the accounting
methodology used to evaluate
the impairment of long-lived
assets during the last three years.

We do not believe there is a
reasonable likelihood there will
be a material change in the
estimates or assumptions used to
calculate impairments of long-
lived assets. However, if actual
results are not consistent with
our estimates and assumptions
used to calculate estimated
future cash flows, we may be
exposed to impairment losses
that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Impairment of goodwill and other intangible assets

Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit).

For our other intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of our reporting units by applying valuation multiples or estimating future discounted cash flows.

The selection of multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends, prospects and market and economic conditions.

A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. When estimating future discounted cash flows, we consider the assumptions that hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on our cost of capital or location-specific economic factors.

Other intangible asset fair values have been calculated for trademarks using a royalty rate method and using the present value of future cash flows for patents and in-process technology. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are licensed in the marketplace.

Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.

We have not made any material
changes in the accounting
methodology used to evaluate
impairment of goodwill and
other intangible assets during
the last three years.

As of April 27, 2008, we had
$864.6 million of goodwill and
$396.5 million of other
intangible assets. Our goodwill
is included in the following
segments:

•     $219.8 million – Pork

•     $172.4 million –
International

•     $452.9 million – HP

•     $19.5 million – Other

As a result of the first step of the
2008 goodwill impairment
analysis, the fair value of each
reporting unit exceeded its
carrying value. Therefore, the
second step was not necessary.

While we believe we have made
reasonable estimates and
assumptions to calculate the fair
value of the reporting units and
fair value of other intangible
assets, it is possible a material
change could occur. If our actual
results are not consistent with
our estimates and assumptions
used to calculate the fair value
of the reporting units, we may
be required to perform the
second step which could result
in a material impairment of our
goodwill.

Our fiscal 2008 other intangible
asset impairment analysis did
not result in a material
impairment charge. A
hypothetical 10% decrease in
the fair value of intangible
assets would not result in a
material impairment.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Impairment of goodwill and other intangible assets (continued)

We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other intangible assets. However, we could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a decline in market capitalization.

Income taxes

We estimate total income tax expense based on statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we earn income.

Federal income taxes include an estimate for taxes on earnings of foreign subsidiaries expected to be remitted to the United States and be taxable, but not for earnings considered indefinitely invested in the foreign subsidiary.

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse.

Valuation allowances are recorded when it is likely a tax benefit will not be realized for a deferred tax asset.

We record tax liabilities for anticipated tax issues based on our estimate of whether, and the extent to which, additional taxes will be due.

Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future.

Changes in projected future earnings could affect the recorded valuation allowances in the future.

Our calculations related to income taxes contain uncertainties due to judgment used to calculate tax liabilities in the application of complex tax regulations across the tax jurisdictions where we operate.

We do not believe there is a
reasonable likelihood there will
be a material change in the tax
related balances or valuation
allowances. However, due to the
complexity of some of these
uncertainties, the ultimate
resolution may result in a
payment that is materially
different from the current
estimate of the tax liabilities.

To the extent we prevail in
matters for which reserves have
been established, or are required
to pay amounts in excess of our
recorded reserves, our effective
tax rate in a given financial
statement period could be
materially affected. An
unfavorable tax settlement
would require use of our cash
and result in an increase in our
effective tax rate in the period of
resolution. A favorable tax
settlement would be recognized
as a reduction in our effective
tax rate in the period of
resolution.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Pension Accounting

We provide the majority of our U.S. employees with pension benefits. We account for our pension plans in accordance with SFAS 158, which requires us to recognize the funded status of our pension plans in our consolidated balance sheets and to recognize, as a component of other comprehensive income, the gains or losses and prior service costs or credits that arise during the period, but are not recognized in net periodic benefit cost.

We use an independent third-party actuary to assist in the determination of our pension obligation and related costs.

Our pension plan funding policy is to contribute the minimum amount required under government regulations. We funded $47.8 million, $38.1 million and $34.4 million to our pension plans during fiscal 2008, 2007 and 2006, respectively. We expect to fund at least $57.9 million in fiscal 2009. Beyond fiscal 2009, pension plan funding is expected to decrease moderately.

The measurement of our pension obligation and costs is dependent on a variety of assumptions regarding future events. The key assumptions we use include discount rates, salary growth, retirement ages/mortality rates and the expected return on plan assets.

These assumptions may have an effect on the amount and timing of future contributions. The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match our expected benefit payment stream. The salary growth assumption reflects our long-term actual experience, the near-term outlook and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience. The expected return on plan assets reflects asset allocations, investment strategy and historical returns of the asset categories. The effects of actual results differing from these assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

The following weighted average assumptions were used to determine our benefit obligation and net benefit cost for fiscal 2008:

•     6.25% – Discount rate to determine net benefit cost

•     6.90% – Discount rate to determine pension benefit obligation

•     8.25% – Expected return on plan assets

•     4.00% – Salary growth

We do not believe there is a
reasonable likelihood there will
be a material change in the
estimates or assumptions used to
determine our pension
obligation and related costs.
However, if actual results are
not consistent with our estimates
or assumptions, we may be
exposed to gains or losses that
could be material.

A 0.50% decrease in the
discount rate would have caused
a decrease in funded status of
$63.3 million as of April 27,
2008, and would result in
additional net pension cost of
$4.6 million in fiscal 2009.

A 0.50% increase in the
discount rate would have caused
an increase in funded status of
$61.3 million as of April 27,
2008, and would result a
reduction in net pension cost of
$4.3 million in fiscal 2009.

A 0.50% decrease in expected
return on plan assets would
result in a $4.2 million increase
in net pension cost in fiscal
2009. In addition, a significant
devaluation of plan assets would
cause a significant increase in
pension plan funding.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Derivatives Accounting

See “Derivative Financial Instruments” above for a discussion of our derivative accounting policy.

Recent Accounting Pronouncements

See Note 1 in “Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements” for information about recently issued accounting standards not yet adopted by us, including their potential effects on our financial statements.

FORWARD-LOOKING INFORMATION

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the investment performance of our pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from ongoing litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and dispositions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our exposure to market risk is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” of this Annual Report on Form 10-K.

All statements other than historical information required by this item are forward-looking statements. The actual impact of future market changes could differ materially because of, among others, the factors discussed in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements listed in Item 15(a) hereof are incorporated by reference and are filed as a part of this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of April 27, 2008. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of April 27, 2008.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 27, 2008. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, Management concluded that the Company’s internal control over financial reporting was effective as of April 27, 2008.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an attestation report on our internal control over financial reporting. Their attestation report on our internal control over financial reporting and their attestation report on the audit of the consolidated financial statements are included in “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our executive officers is included in Part I of this Annual Report on Form 10-K.

All other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on August 27, 2008 under the headings entitled “Nominees for Election to Three-Year Terms,” “Directors whose Terms do not Expire this Year,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on August 27, 2008 under the headings (including the narrative disclosures following a referenced table) entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Estimated Payments Upon Severance or Change-in-Control,” “Director Compensation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on August 27, 2008 under the headings entitled “Principal Shareholders,” “Common Stock Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on August 27, 2008 under the headings entitled “Related Party Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on August 27, 2008 under the headings entitled “Audit Committee Report” and “Ratification of Selection of Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

An “Index to Financial Statements and Financial Statement Schedule” has been filed as a part of this Form 10-K Annual Report on page F-1 hereof. Certain financial statement schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or related notes filed as part of this report.

EXHIBITS

Exhibit 2.1	—	Agreement, dated June 26, 2006, among the Company, Sara Lee Corporation and Tarvalón S.L. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2006).

Exhibit 2.2(a)	—	Asset Purchase Agreement, dated July 31, 2006, between ConAgra Foods Packaged Foods Company, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2006).

Exhibit 2.2(b)	—	Amendment, dated October 2, 2006, to Asset Purchase Agreement between the Company and ConAgra Foods Packaged Foods Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2006).

Exhibit 2.2(c)	—	Partial Assignment and Assumption Agreement, dated October 2, 2006, between the Company and Butterball, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2006).

Exhibit 2.3	—	Agreement and Plan of Merger, dated as of September 17, 2006, among the Company, KC2 Merger Sub, Inc. and Premium Standard Farms, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

Exhibit 2.4(a)	—	Stock Purchase Agreement, dated March 4, 2008, by and among Smithfield Foods, Inc., and JBS S.A. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2008).

Exhibit 2.4(b)	—	Purchase Agreement, dated March 4, 2008, by and among Continental Grain Company, ContiBeef LLC, Smithfield Foods, Inc., and MF Cattle Feeding, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2008).

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws effective December 27, 2007, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2007).

Exhibit 4.1	—	Indenture between the Company and U.S. Bank, National Association (successor to SunTrust Bank, Atlanta) dated February 9, 1998 regarding the issuance by the Company of $200,000,000 of its subordinated notes (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 10-Q filed with the SEC on March 17, 1998).

Exhibit 4.2(a)	—	Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004, among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 9, 2004).

Exhibit 4.2(b)	—	Amendment Agreement No. 1 dated as of February 15, 2005, among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004 relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 10, 2005).

Exhibit 4.2(c)	—	Amendment Agreement No. 2 dated as of October 1, 2007, among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004 relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 7, 2007).

Exhibit 4.2(d)	—	Amendment dated as of October 26, 2007, among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004 relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 7, 2007).

Exhibit 4.3	—	Indenture between the Company and U.S. Bank, National Association (successor to SunTrust Bank), as trustee, dated October 23, 2001 regarding the issuance by the Company of $300,000,000 senior notes (incorporated by reference to Exhibit 4.3(a) to the Company’s Registration Statement on Form S-4 filed with the SEC on November 30, 2001).

Exhibit 4.4	—	Rights Agreement, dated as of May 30, 2001, between the Company and ComputerShare Investor Services, LLC, Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.5	—	Indenture between the Company and SunTrust Bank, as trustee, dated May 21, 2003 regarding the issuance by the Company of $350,000,000 senior notes (incorporated by reference to Exhibit 4.11(a) to the Company’s Annual Report on Form 10-K filed with the SEC on July 23, 2003).

Exhibit 4.6	—	Indenture between the Company and U.S. Bank National Association (successor to SunTrust Bank), as trustee, dated August 4, 2004 regarding the issuance by the Company of senior notes (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2004).

Exhibit 4.7(a)	—	Revolving Credit Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors from time to time party thereto, Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc., as syndication agent, joint lead arranger and joint bookrunner and JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, relating to a $1,275,000,000 secured revolving credit facility (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2005).

Exhibit 4.7(b)	—	Security Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors identified therein, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the Company’s revolving credit agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2005).

Exhibit 4.8	—	Multicurrency Revolving Facility Agreement dated August 22, 2006 between Smithfield Foods, Inc., Smithfield Capital Europe BV, the subsidiary guarantors party thereto, the lenders party thereto, BNP Paribas and Societe Generale Corporate & Investment Banking as lead arrangers, and Societe Generale as facility agent and security agent relating to a €300,000,000 secured revolving credit facility (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2006).

Exhibit 4.9	—	Registration Rights Agreement, dated May 7, 2007, among the Company and ContiGroup Companies, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2007).

Exhibit 4.10(a)	—	Indenture—Senior Debt Securities, dated June 1, 2007, between the Company and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.10(a) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.10(b)	—	First Supplemental Indenture to the Indenture—Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of June 22, 2007 regarding the issuance by the Company of the 2007 7.750% Senior Notes due 2017 (incorporated by reference to Exhibit 4.10(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1**	—	Smithfield Foods, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K Annual Report for the fiscal year ended May 2, 1993).

Exhibit 10.2(a)**	—	Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K Annual Report filed with the SEC on July 30, 1998).

Exhibit 10.2(b)**	—	Amendment No. 1 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2000 (incorporated by reference to Exhibit 10.6(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.2(c)**	—	Amendment No. 2 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2001 (incorporated by reference to Exhibit 10.6(c) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.2(d)**	—	Form of Nonstatutory Stock Option Agreement for the Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3(d) to the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2005).

Exhibit 10.3**	—	Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005).

Exhibit 10.4(a)	—	Contribution Agreement, dated June 29, 2006, among Tarvalón, S.L., SFDS Global Holdings BV (a wholly-owned subsidiary of the Company), OCM Luxembourg EPOF SARL (a wholly-owned subsidiary of Oaktree Capital Management LLC), and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2006).

Exhibit 10.4(b)	—	Amended and Restated Contribution Agreement, dated as of August 7, 2006, by and among Tarvalón, S.L., Groupe Smithfield S.L. (then known as Bacarreto, S.L.), SFDS Global Holdings BV, OCM Luxembourg EPOF Meats Holdings SARL, OCM Luxembourg OPPS Meats Holdings SARL, OCM Luxembourg EPOF SARL, and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.4(c)	—	Earn-Out Agreement, dated as of August 7, 2006, by and among OCM Luxembourg EPOF Meats Holdings SARL, OCM Luxembourg OPPS Meats Holdings SARL, SFDS Global Holdings BV, and Groupe Smithfield S.L. (then known as Bacarreto, S.L.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.4(d)	—	Stockholders Agreement, dated as of August 7, 2006, among Groupe Smithfield S.L. (then known as Bacarreto, S.L.), SFDS Global Holdings BV, OCM Luxembourg EPOF Meats Holdings SARL, and OCM Luxembourg OPPS Meats Holdings SARL (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.5**	—	Consulting Agreement, dated August 30, 2006, by and between the Company and Joseph W. Luter, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 10.6**	—	Compensation for Non-Employee Directors as of August 30, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 10.7(a)	—	Uncommitted Line of Credit Agreement, dated as of May 16, 2008, between Smithfield Foods, Inc., The Smithfield Packing Company, Incorporated and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

Exhibit 10.7(b)	—	Security Agreement, dated as of May 16, 2008, by and between The Smithfield Packing Company, Incorporated in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

Exhibit 10.7(c)	—	Deed of Trust, Assignment of Leases and Security Agreement, dated as of May 16, 2008, by and among The Smithfield Packing Company, Incorporated, as grantor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

Exhibit 21*	—	Subsidiaries of the Company.

Exhibit 23.1*	—	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	—	Certification of Carey J. Dubois, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	—	Certification of Carey J. Dubois, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: SMITHFIELD FOODS, INC.

By:	/s/ C. LARRY POPE
C. Larry Pope President and Chief Executive Officer

Date: June 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. LUTER, III Joseph W. Luter, III	Chairman of the Board and Director	June 26, 2008

/s/ C. LARRY POPE C. Larry Pope	President, Chief Executive Officer and Director	June 26, 2008

/s/ CAREY J. DUBOIS Carey J. Dubois	Vice President and Chief Financial Officer (Principal Financial Officer)	June 26, 2008

/s/ KENNETH M. SULLIVAN Kenneth M. Sullivan	Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 26, 2008

/s/ ROBERT L. BURRUS, JR. Robert L. Burrus, Jr.	Director	June 26, 2008

/s/ CAROL T. CRAWFORD Carol T. Crawford	Director	June 26, 2008

/s/ PAUL J. FRIBOURG Paul J. Fribourg	Director	June 26, 2008

/s/ RAY A. GOLDBERG Ray A. Goldberg	Director	June 26, 2008

/s/ WENDELL H. MURPHY Wendell H. Murphy	Director	June 26, 2008

/s/ FRANK S. ROYAL, M.D. Frank S. Royal, M.D.	Director	June 26, 2008

Signature	Title	Date

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director	June 26, 2008

/s/ PAUL S. TRIBLE, JR. Paul S. Trible, Jr.	Director	June 26, 2008

/s/ MELVIN O. WRIGHT Melvin O. Wright	Director	June 26, 2008

SMITHFIELD FOODS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Smithfield Foods, Inc.

We have audited Smithfield Foods, Inc. and subsidiaries’ internal control over financial reporting as of April 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smithfield Foods, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Smithfield Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of April 27, 2008 and April 29, 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 27, 2008 and our report dated June 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, VA

June 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Smithfield Foods, Inc.

We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of April 27, 2008 and April 29, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithfield Foods, Inc. and subsidiaries at April 27, 2008 and April 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain income tax positions in 2008 and its methods for accounting for defined benefit pension and other postretirement plans in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Smithfield Foods, Inc. and subsidiaries’ internal control over financial reporting as of April 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, VA

June 20, 2008

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Fiscal Years
	2008	2007	2006
Sales	$11,351.2	$9,359.3	$8,828.1
Cost of sales	10,196.6	8,292.8	7,783.9

Gross profit	1,154.6	1,066.5	1,044.2
Selling, general and administrative expenses	813.6	686.0	620.9
Interest expense	184.8	133.6	117.6
Equity in income of affiliates	(62.0)	(48.2)	(11.5)
Minority interests	6.2	6.0	4.1

Income from continuing operations before income taxes	212.0	289.1	313.1
Income taxes	72.8	77.2	106.9

Income from continuing operations	139.2	211.9	206.2
Loss from discontinued operations, net of tax of $(2.4), $(25.4) and $(20.0)	(10.3)	(45.1)	(33.5)

Net income	$128.9	$166.8	$172.7

Income per common share:
Basic—
Continuing operations	$1.04	$1.90	$1.85
Discontinued operations	(.08)	(.41)	(.30)

Net income per basic common share	$.96	$1.49	$1.55

Diluted—
Continuing operations	$1.04	$1.89	$1.84
Discontinued operations	(.08)	(.40)	(.30)

Net income per diluted common share	$.96	$1.49	$1.54

Weighted average shares—
Weighted average basic shares	133.9	111.7	111.1
Effect of dilutive stock options	0.3	0.2	0.9

Weighted average diluted shares	134.2	111.9	112.0

See Notes To Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	Fiscal Years Ended
	April 27, 2008	April 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$57.3	$57.8
Accounts receivable, less allowances of $8.1 and $4.9	738.1	592.0
Inventories	2,278.4	1,731.0
Prepaid expenses	94.0	103.2
Other current assets	25.7	60.6
Assets of discontinued operations held for sale	656.5	619.0

Total current assets	3,850.0	3,163.6

Property, plant and equipment, net	2,850.0	2,189.5
Goodwill	864.6	516.6
Investments	694.6	556.1
Intangible assets, net	396.5	357.1
Other	212.2	185.7

Total assets	$8,867.9	$6,968.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$169.3	$15.2
Current portion of long-term debt and capital lease obligations	239.7	239.1
Accounts payable	589.8	455.1
Accrued expenses and other current liabilities	538.8	491.0
Liabilities of discontinued operations held for sale	138.4	167.9

Total current liabilities	1,676.0	1,368.3

Long-term debt and capital lease obligations	3,474.4	2,838.6
Deferred income taxes	290.1	236.8
Pension and postretirement benefits	193.5	208.9
Other	168.8	61.3

Total liabilities	5,802.8	4,713.9

Minority interests	16.9	13.9

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 134,398,175 and 112,423,866 issued and outstanding	67.2	56.2
Additional paid-in capital	1,130.2	510.1
Stock held in trust	(53.1)	(52.5)
Retained earnings	1,838.5	1,724.8
Accumulated other comprehensive income	65.4	2.2

Total shareholders’ equity	3,048.2	2,240.8

Total liabilities and shareholders’ equity	$8,867.9	$6,968.6

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Years
	2008	2007	2006
Cash flows from operating activities:
Net income	$128.9	$166.8	$172.7
Adjustments to reconcile net cash flows from operating activities:
Loss from discontinued operations	10.3	45.1	33.5
Depreciation and amortization	264.2	205.5	187.4
Deferred income taxes	86.4	(26.9)	(31.2)
Impairment of fixed assets and investments	11.8	7.1	18.4
Income from equity investments	(62.0)	(48.2)	(11.5)
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations:
Accounts receivable	(59.4)	(53.2)	10.1
Inventories	(425.4)	(148.2)	96.4
Accounts payable	91.3	70.8	29.6
Accrued expenses and other current liabilities	(91.4)	41.1	(59.4)
Other	54.9	(72.9)	(47.3)

Net cash flows from operating activities	9.6	187.0	398.7

Cash flows from investing activities:
Capital expenditures, net of proceeds	(460.2)	(460.5)	(362.3)
Business acquisitions, net of cash acquired	(41.8)	(238.7)	(321.5)
Investments in partnerships and other assets	(6.6)	(69.5)	(4.9)
Proceeds from disposition of Quik-to-Fix	—	28.2	—
Other	24.7	4.8	21.2

Net cash flows from investing activities	(483.9)	(735.7)	(667.5)

Cash flows from financing activities:
Net borrowings (repayments) on notes payable	151.1	(29.1)	(3.9)
Proceeds from issuance of long-term debt and capital leases	505.6	5.4	244.5
Net borrowings on long-term credit facilities	226.9	761.4	215.9
Principal payments on long-term debt and capital lease obligations	(404.7)	(239.2)	(151.8)
Repurchase and retirement of common stock	—	—	(6.8)
Effect of common stock options	4.2	15.3	4.8
Debt premium and issuance costs	(5.8)	—	(5.1)

Net cash flows from financing activities	477.3	513.8	297.6

Cash flows from discontinued operations:
Net cash flows from operating activities	4.4	14.9	78.9
Net cash flows from investing activities	(8.2)	(20.6)	(139.2)
Net cash flows from financing activities	—	7.8	36.8

Net cash flows from discontinued operations	(3.8)	2.1	(23.5)

Effect of currency exchange rates on cash	0.3	1.2	(0.7)
Net change in cash and cash equivalents	(0.5)	(31.6)	4.6
Cash and cash equivalents at beginning of year	57.8	89.4	84.8

Cash and cash equivalents at end of year	$57.3	$57.8	$89.4

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$174.5	$148.2	$150.6

Income taxes paid	$56.9	$74.1	$119.1

Non-cash investing and financing activities:
Common stock issued for acquisition	$620.2	$—	$—

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Fiscal Years
	2008	2007	2006
Common stock—Shares:
Balance, beginning of year	112.4	111.2	111.2
Stock issued for acquisition	21.7	—	—
Exercise of stock options	0.3	1.2	0.2
Repurchase and retirement of common stock	—	—	(0.2)

Balance, end of year	134.4	112.4	111.2

Common stock—Par value:
Balance, beginning of year	$56.2	$55.6	$55.6
Stock issued for acquisition	10.8	—	—
Exercise of stock options	0.2	0.6	0.1
Repurchase and retirement of common stock	—	—	(0.1)

Balance, end of year	67.2	56.2	55.6

Additional paid-in capital:
Balance, beginning of year	510.1	494.1	496.1
Stock issued for acquisition	609.4	—	—
Exercise of stock options	2.7	4.2	3.1
Stock option expense	2.0	1.3	0.6
Tax benefit of stock option exercises	1.3	10.5	1.0
Equity method investee acquisitions of treasury shares	4.7	—	—
Repurchase and retirement of common stock	—	—	(6.7)

Balance, end of year	1,130.2	510.1	494.1

Stock held in trust:
Balance, beginning of year	(52.5)	(51.8)	(8.9)
Purchase of stock for trust	(0.6)	(0.7)	(42.9)

Balance, end of year	(53.1)	(52.5)	(51.8)

Retained earnings:
Balance, beginning of year	1,724.8	1,558.0	1,385.3
Adoption of FIN 48	(15.2)	—	—
Net income (a)	128.9	166.8	172.7

Balance, end of year	1,838.5	1,724.8	1,558.0

Accumulated other comprehensive income (loss):
Balance, beginning of year (b)	2.2	(27.7)	(26.7)
Pension and other post-retirement benefits, net of tax of $(5.4), $0.5 and $0.9	(8.5)	0.7	1.7
Adjustment to initially apply SFAS 158, net of tax of $(4.3) (d)	—	(6.7)	—
Hedge accounting gain, net of tax of $0.1, $11.4 and $1.3	0.2	18.7	2.1
Foreign currency translation	85.7	19.3	—
Reclassification adjustments:
Securities, net of tax of $(0.2)	—	—	(0.3)
Pension and other post-retirement benefits, net of tax of $2.8	4.5	—	—
Hedge accounting gain, net of tax of $(11.4), $(1.3) and $(2.9)	(18.7)	(2.1)	(4.5)

Balance, end of year (c)	65.4	2.2	(27.7)

Total shareholders’ equity	$3,048.2	$2,240.8	$2,028.2

Total comprehensive income (a–b+c–d)	$192.1	$203.4	$171.7

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise stated, amounts presented in these notes to our consolidated financial statements are based on continuing operations for all fiscal periods included. Certain prior year amounts have changed as a result of including our beef operations in discontinued operations (see Note 2—Dispositions).

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as all majority-owned subsidiaries and other entities for which we have a controlling interest. Entities that are 50% owned or less are accounted for under the equity method when we have the ability to exercise significant influence. We use the cost method of accounting for investments in which our ability to exercise significant influence is limited. All intercompany transactions and accounts have been eliminated. The results of operations include our proportionate share of the results of operations of entities acquired from the date of each acquisition for purchase business combinations. Consolidating the results of operations and financial position of variable interest entities for which we are the primary beneficiary does not have a material effect on sales, net income, or net income per diluted share or on our financial position for the fiscal periods presented.

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows in foreign currencies are translated into U.S. dollars using the prior month’s ending exchange rate, which approximates the average exchange rate over the course of the fiscal year. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. We recorded net gains on foreign currency transactions of $13.7 million, $9.3 million and $1.0 million in fiscal 2008, 2007 and 2006, respectively.

Our Polish and Romanian operations have different fiscal period end dates. As such, we have elected to consolidate the results of these operations on a one-month lag. We do not believe the impact of reporting the results of these entities on a one-month lag is material to the consolidated financial statements.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires us to make estimates and use assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Our fiscal year consists of either 52 or 53 weeks, ending on the Sunday nearest April 30th. Our fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006 consisted of 52 weeks.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents included $3.7 million and $8.6 million of short-term marketable securities as of April 27, 2008 and April 29, 2007, respectively. The carrying value of cash equivalents approximates market value.

Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts. We regularly evaluate the collectibility of our accounts receivable based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer and historical experience. Based on our evaluation, we record reserves to reduce the related receivables to amounts we reasonably believe are collectible.

Inventories

Fresh meat is valued at USDA market price and adjusted for the cost of further processing. Packaged meats are valued at the lower of cost or market. Costs for packaged products include meat, labor, supplies and overhead. Live hogs are generally valued at the lower of first-in, first-out cost or market. Costs include purchase costs, feed, medications, contract grower fees and other production expenses. Manufacturing supplies are principally ingredients and packaging.

Inventories consist of the following:

	April 27, 2008	April 29, 2007
	(in millions)
Fresh and packaged meats	$876.0	$667.0
Live hogs	982.4	595.1
Live cattle	147.1	260.3
Manufacturing supplies	83.8	65.6
Other	189.1	141.9
Fair value derivative instrument adjustment	—	1.1

Total inventories	$2,278.4	$1,731.0

Property, Plant and Equipment, Net

Property, plant and equipment is stated at historical cost, which includes the fair values of assets acquired in business combinations, and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are classified as property, plant and equipment and amortized over the lease terms. Lease amortization is included in depreciation expense. Depreciation expense is included as either cost of sales or selling, general and administrative expenses, as appropriate. Depreciation expense totaled $258.0 million, $201.0 million and $181.8 million in fiscal 2008, 2007 and 2006, respectively. Repairs and maintenance charges are expensed as incurred. Repair and maintenance expenses totaled $338.3 million, $282.3 million and $263.5 million in fiscal 2008, 2007 and 2006, respectively. Improvements that materially extend the life of the asset are capitalized. Gains and losses from dispositions or retirements of property, plant and equipment are recognized in the period they occur. Interest is capitalized on property, plant and equipment over the construction period. Total interest capitalized was $1.7 million, $7.4 million and $5.4 million in fiscal 2008, 2007 and 2006, respectively.

Property, plant and equipment, net, consist of the following:

	Useful Life	April 27, 2008	April 29, 2007
	(Years)	(in millions)
Land		$304.1	$203.6
Buildings and improvements	20-40	1,830.0	1,375.3
Machinery and equipment	5-20	1,831.5	1,501.6
Breeding stock	2	187.0	129.5

		4,152.6	3,210.0
Accumulated depreciation		(1,482.8)	(1,235.9)

		2,669.8	1,974.1
Construction in progress		180.2	215.4

Property, plant and equipment, net		$2,850.0	$2,189.5

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. While trademarks are not amortized, customer relationship assets are amortized over approximately 15 years.

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or sooner if impairment indicators arise. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of a reporting unit to its carrying value. The fair value of a reporting unit is estimated by applying valuation multiples or estimating future discounted cash flows. The selection of multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends, prospects and market and economic conditions. When estimating future discounted cash flows, we consider the assumptions that hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on our cost of capital rate or location-specific economic factors. When the fair value is less than the carrying value of the net assets of a reporting unit, including goodwill, an impairment loss may be recognized. Intangible assets with finite lives are reviewed for recoverability when indicators of impairment are present using estimated future undiscounted cash flows related to those assets. We have determined that no material impairments existed as of April 27, 2008.

Intangible assets consist of the following:

	Useful Life	April 27, 2008	April 29, 2007
	(Years)	(in millions)
Amortized intangible assets:
Customer relations assets	15-16	$13.3	$12.0
Patents, rights and leasehold interests	5-25	10.9	10.9
Contractual relationships	22	33.1	—
Accumulated amortization—intangible assets		(10.9)	(8.1)

Amortized intangible assets, net		46.4	14.8
Unamortized intangible assets:
Trademarks	Indefinite	343.7	342.3
Permits	Indefinite	6.4	—

Intangible assets, net		$396.5	$357.1

Amortization expense for intangible assets was $2.8 million and $1.1 million in fiscal 2008 and 2007, respectively. As of April 27, 2008, the estimated amortization expense associated with our intangible assets was $2.7 million for each of the next five fiscal years.

Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized over the terms of the related loan agreements using the straight-line method, which approximates the effective interest method.

Investments

We record our share of earnings and losses from our equity method investments in “Equity in income of affiliates.” Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated financial statements. We consider whether the fair values of any of our equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If we consider any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then a write-down of the investment would be recorded to its estimated fair value. We have determined that no write-down was necessary as of April 27, 2008.

Investments consist of the following:

	Segment	% Owned	April 27, 2008	April 29, 2007
			(in millions)
Groupe Smithfield S.L. (Groupe Smithfield)	International	50%	$283.9	$206.8
Campofrío Alimentación S. A. (Campofrío)	International	24	205.4	148.4
Butterball, LLC (Butterball)	Other	49	80.4	69.4
Agroindustrial del Noroeste (Norson)	International	50	46.7	47.9
Granjas Carroll de Mexico (Granjas)	International	50	29.3	31.2
Other			48.9	52.4

Total investments			$694.6	$556.1

Equity in (income) / loss of affiliates consists of the following:

	Segment	2008	2007	2006
		(in millions)
Groupe Smithfield	International	$(32.4)	$(14.3)	$—
Butterball	Other	(23.4)	(24.1)	1.6
Campofrío	International	(10.6)	(9.5)	(6.6)
All other equity method investments	Various	4.4	(0.3)	(6.5)

Equity in income of affiliates		$(62.0)	$(48.2)	$(11.5)

The combined summarized financial information for Groupe Smithfield and Butterball consists of the following:

	2008	2007	2006
	(in millions)
Income statement information:
Sales	$3,104.5	$1,558.7	$156.5
Gross profit	390.2	302.0	5.1
Net income	112.6	42.1	1.1

	April 27, 2008	April 29, 2007
	(in millions)
Balance sheet information:
Current assets	$975.3	$835.8
Long-term assets	1,285.7	1,032.2
Current liabilities	766.7	517.2
Long-term liabilities	820.5	803.6

Groupe Smithfield

In August 2006 (fiscal 2007), we completed our investment in Groupe Smithfield. Groupe Smithfield purchased the European meats business of Sara Lee Corporation, for $575.0 million in cash, plus the assumption of excess pension related liabilities of approximately $39.0 million. To form the joint venture, we contributed our French operations from the International segment and cash of €50.0 million (at the time approximately $63.1 million). Oaktree Capital Management, LLC contributed cash of €108.9 million (at the time approximately $137.4 million) and a contingent, convertible note of €40.0 million (at the time approximately $50.4 million).

Butterball

In October 2006 (fiscal 2007), concurrent with our acquisition of Armour-Eckrich (see Note 2—Acquisitions), Carolina Turkeys, LLC financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball.

Campofrío

Campofrío is the leading producer and marketer of meat products in Spain, with production facilities also in Portugal, Russia and Romania. As of April 27, 2008, we held 12,602,664 shares with a cost of $142.2 million and a market value of $195.2 million. The stock was valued at €9.93 per share (approximately $15.49 per share) on the close of the last day of trading before our fiscal year end and is traded on the Madrid Stock Exchange. As of April 27, 2008, the difference between the carrying amount of our investment in Campofrío and the amount of underlying equity in net assets was $90.2 million, which primarily represented equity method goodwill.

Five Rivers (discontinued operations)

In May 2005 (fiscal 2006), we and CGC completed the formation of Five Rivers. Our contribution consisted of $106.3 million in cash and $43.6 million of net assets.

As discussed in Note 2—Dispositions, in connection with our agreement to sell Smithfield Beef, we have entered into an agreement to acquire CGC’s 50% interest in Five Rivers and to sell immediately 100% of Five Rivers to JBS. As a result, our investment in Five Rivers is being reported as a discontinued operation.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. Reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be successfully challenged. When facts and circumstances change, these reserves are adjusted through the provision for income taxes.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective April 30, 2007 (fiscal 2008). We accrue interest and penalties related to unrecognized tax benefits as other noncurrent liabilities and recognize the related expense as income tax expense.

Pension Accounting

The measurement of our pension obligations, costs and liabilities is dependent on the use of assumptions and estimates to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, salary growth, mortality rates and the expected return on plan assets. Changes in assumptions and future investment returns could potentially have a material impact on our expenses and related funding requirements.

We account for our pension plans in accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires us to recognize the funded status of our benefit plans in the consolidated balance sheets. SFAS 158 also requires us to recognize as a component of accumulated other comprehensive income, the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts will be adjusted out of accumulated other comprehensive income as they are subsequently recognized as components of net periodic benefit cost. We adopted SFAS 158 as of April 29, 2007.

Derivative Financial Instruments and Hedging Activities

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133), all commodity derivatives are reflected at their fair value and are recorded in current assets and current liabilities in the consolidated balance sheets. Commodity derivative instruments consist primarily of exchange-traded futures contracts. In addition to commodity derivatives, we also enter into treasury derivatives. Treasury derivatives, which consist of interest rate and foreign exchange instruments, are also recorded at fair value and reflected as a current asset or current liability with the offsetting adjustment to the carrying value of the underlying treasury instrument, other comprehensive income (loss) or current period earnings, as appropriate. The fair values of these instruments are based on quoted market prices and rates.

The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and on the type of hedging relationship. For derivative instruments that are not designated as a hedge or do not meet the criteria for hedge accounting under SFAS 133, these positions are marked-to-market with the unrealized gain (loss) reported in current period earnings.

To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships are established pursuant to our risk management policies and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized in earnings each period. We generally do not hedge anticipated transactions beyond twelve months.

For derivatives designated as a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedges), the changes in the fair value of the derivative as well as changes in the fair value of the hedged item attributable to the hedged risk are recognized each period in earnings. If a firm commitment designated as the hedged item in a fair value hedge is terminated or otherwise no longer qualifies as the hedged item, any asset or liability previously recorded as part of the hedged item is recognized in current period earnings.

For derivatives designated as a hedge of a forecasted transaction or of the variability of cash flows related to a recognized asset or liability (cash flow hedges), the effective portion of the change in fair value of the derivative is reported in other comprehensive income (loss) and reclassified into earnings in the period in which the hedged item affects earnings. Amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative are recognized in current period earnings. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess whether they continue to be probable of occurring. If the forecasted transaction is no longer probable of occurring, any gain or loss deferred in accumulated other comprehensive income (loss) is recognized in current period earnings.

We record the right to reclaim cash collateral and the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty as assets and liabilities, respectively.

Self-Insurance Programs

We are self-insured for certain levels of general and vehicle liability, property, workers’ compensation, product recall and health care coverage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current period earnings.

Revenue Recognition

We recognize revenues from product sales upon delivery to customers. Revenue is recorded at the invoice price for each product net of estimated returns and sales incentives provided to customers. Sales incentives include various rebate and trade allowance programs with our customers, primarily discounts and rebates based on achievement of specified volume or growth in volume levels.

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred except for certain production costs, which are expensed upon the first airing of the advertisement. Promotional sponsorship costs are expensed as the promotional events occur. Advertising costs totaled $169.7 million, $95.4 million and $107.4 million in fiscal 2008, 2007 and 2006, respectively.

Shipping and Handling Costs

Shipping and handling costs are reported as a component of cost of sales.

Net Income per Share

We present dual computations of net income per share. The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options, during the period.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (2) information about the volume of derivative activity, (3) tabular disclosures about the balance sheet location and gross fair value of derivative instruments, and income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by contract type and (4) disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Therefore, we expect to adopt the standard in the first quarter of fiscal 2010 (beginning May 4, 2009).

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and disclosure requirements on how to recognize, measure and present the assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and any goodwill recognized in a business combination. The objective of SFAS 141R is to improve the information included in financial reports about the nature and financial effects of business combinations. This statement is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, we expect to adopt SFAS 141R for any business combinations entered into beginning in the first quarter of fiscal 2010 (beginning May 4, 2009).

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than as a liability or in the mezzanine section between liabilities and equity. SFAS 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Therefore, we expect to implement the standard beginning May 4, 2009 (fiscal 2010). We are currently in the process of evaluating the impact of SFAS 160 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We are currently assessing the potential impact of the statement on our financial position and results of operations.

NOTE 2: ACQUISITIONS, DISPOSITIONS, FACILITY CLOSURES AND INFREQUENT ITEMS

Acquisitions

The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the dates of acquisition.

Premium Standard Farms, Inc.

In May 2007 (fiscal 2008), we acquired PSF for approximately $800.0 million in stock and cash, including $125.4 million of assumed debt. PSF is one of the largest providers of pork products to the retail, wholesale, foodservice, further processor and export markets. PSF is a recognized leader in the pork industry through its vertically integrated business model that combines modern, efficient production and processing facilities, sophisticated genetics, and strict control over the variables of health, diet and environment. PSF has processing facilities in Missouri and North Carolina. PSF is also one of the largest owners of sows in the U.S. with operations located in Missouri, North Carolina and Texas. PSF’s results from pork processing operations are reported in our Pork segment and results from hog production operations are reported in our HP segment. For its fiscal year ended March 31, 2007, PSF had net sales of approximately $893.0 million.

Pursuant to the Agreement and Plan of Merger, PSF became a wholly-owned subsidiary as the outstanding shares of PSF common stock were exchanged for 21.7 million shares of our common stock and $40.0 million in cash. We used available funds under the U.S. Credit Facility (See Note 3—Credit Facilities) to pay for the cash portion of the consideration and to redeem the assumed debt of PSF. The purchase price in excess of the fair value of PSF’s net assets reflects the strategic value we place on PSF’s vertically integrated business model, principally in the Midwestern U.S. We believe that we will benefit from synergies such as knowledge-sharing, economies of scale and similar benefits as PSF’s operations are integrated with our existing operations. In determining the purchase price, we also considered PSF’s strong management team and the efficiency of its hog production and pork processing operations. Because these factors do not arise from contractual or other legal rights, nor are they separable as defined by SFAS No. 141 “Business Combinations,” the value attributable to these factors is included in the amount recognized as goodwill.

We recorded the fair value of contractual relationships of $33.1 million in the HP segment, $6.2 million for permits in the HP and Pork segments, $3.8 million for trademarks in the Pork segment and $2.6 million for customer relationships in the Pork segment. The weighted average amortization period for the contractual relationships is 22 years. The useful lives of the permits and trademarks are indefinite. We also recorded estimated contingent liabilities related to the PSF nuisance suits, which suits are discussed in Note 11—Regulation and Litigation. The balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed of $310.6 million was recorded as goodwill, of which $3.2 million is expected to be deductible for tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition for PSF:

(in millions)
Current assets	$237.5
Property, plant and equipment	427.2
Goodwill	310.6
Intangible assets	45.7
Other	9.2

Total assets acquired	1,030.2

Current liabilities	86.4
Long-term debt	125.4
Other	146.0

Total liabilities assumed	357.8

Net assets acquired	$672.4

Had the acquisition of PSF occurred at the beginning of fiscal 2007, sales, net income and net income per diluted share would have been approximately $10,250.0 million, $185.5 million and $1.66 per share, respectively, for fiscal 2007. Had such acquisition occurred at the beginning of fiscal 2008 there would not have been a material effect on sales, net income or net income per diluted share for fiscal 2008.

Armour-Eckrich

In October 2006 (fiscal 2007), we completed the acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra in the Pork segment for $226.3 million (See Note 1—Summary of Significant Accounting Policies— Investments regarding Butterball’s acquisition of the turkey product assets). The business (Armour-Eckrich) includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants and other foodservice establishments. As a result of the acquisition, we have added approximately 540 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of $1,038.2 million.

This acquisition advances our strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. Our valuation of Armour-Eckrich resulted in $99.5 million of negative goodwill, which represented the excess of fair value of the assets acquired and liabilities assumed over the purchase price. We believe these acquired brands have underperformed in recent years, largely due to limited marketing support. Because these brands had not been adequately supported in the recent past and there was no plan to invest the marketing support necessary to turn them around, we acquired the brands at an attractive price. Ultimately, this price led to the recording of negative goodwill, which was accounted for as a reduction to certain non-current assets acquired.

Had the acquisition of Armour-Eckrich occurred at the beginning of fiscal 2006, sales would have been $9,866.9 million and $9,964.9 million for 2007 and fiscal 2006, respectively. There would not have been a material effect on net income or net income per diluted share for fiscal 2007 or fiscal 2006.

Cook’s Hams, Inc.

In April 2006 (fiscal 2006), we completed the acquisition of substantially all of the assets of Cook’s in the Pork segment for $305.2 million. Cook’s, based in Lincoln, Nebraska, is a producer of traditional and spiral sliced smoked bone-in hams, corned beef and other smoked meats items sold to supermarket chains and grocers throughout the U.S. and Canada. As a result of the acquisition, we added 275 million pounds of annual production capacity, almost all of which is for traditional and spiral sliced smoked bone-in hams. For the twelve months immediately prior to the acquisition, Cook’s had net sales of $332.3 million.

The acquisition of Cook’s fits into our strategy of growing the higher-value packaged meats side of the business and utilizing raw materials internally. We recorded the fair value of trademarks of $144.0 million and customer-related assets of $7.9 million. The balance of the purchase price in excess of the fair value of the assets acquired and the liabilities assumed at the date of acquisition of $54.0 million is reported as goodwill.

Had the acquisition of Cook’s occurred at the beginning of fiscal 2005, there would not have been a material effect on sales, net income or net income per diluted share for fiscal 2006 or fiscal 2005.

Dispositions

Smithfield Beef

In March 2008 (fiscal 2008), we entered into an agreement with JBS to sell Smithfield Beef, our beef processing and cattle feeding operation that encompassed our entire Beef segment, to JBS for $565.0 million in cash.

The sale to JBS will include 100% of Five Rivers. We also entered into an agreement with CGC in March 2008 (fiscal 2008) to acquire from CGC the 50% of Five Rivers that we do not presently own in exchange for 2.167 million shares of our common stock. This transaction with CGC will occur immediately before the JBS transaction, is conditioned upon the JBS transaction taking place, and will make CGC a beneficial owner of more than 9% of our common stock. Paul J. Fribourg, a member of our board of directors, is Chairman, President and Chief Executive Officer of CGC. Michael J. Zimmerman, an advisory director of the Company, is Executive Vice President and Chief Financial Officer of CGC.

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

The respective transactions are subject to customary adjustments, including working capital adjustments. The transactions are also subject to regulatory review. We are currently in the process of responding to the second request from the Antitrust Division of the Department of Justice. Barring regulatory delays, we anticipate the transactions will close during the second quarter of fiscal 2009. Accordingly, the results of Smithfield Beef are now being reported as discontinued operations. We expect that the net proceeds of the transactions will be used for debt reduction.

Smithfield Beef had sales of $2,885.9 million, $2,551.7 million and $2,575.5 million in fiscal 2008, 2007 and 2006, respectively. Smithfield Beef had an after-tax gain of $5.2 million in fiscal 2008, and after-tax losses of $23.5 million and $21.0 million in fiscal 2007 and 2006, respectively. The after-tax gain/loss included interest expense of $41.0 million, $41.9 million and $31.0 million for fiscal 2008, 2007 and 2006, respectively. Interest expense is allocated to discontinued operations based on specific borrowings by the discontinued operations.

The carrying amounts of the assets and liabilities held for sale at Smithfield Beef (including its investment in Five Rivers) are as follows:

April 27, 2008
(in millions)
Accounts receivable, net	$110.1
Non-cattle inventories	89.0
Prepaids	3.4
Other current assets	5.2
Property, plant and equipment, net	143.9
Goodwill	115.9
Investments	158.6
Intangible assets	8.1
Other	3.7

Assets of discontinued operations held for sale	$637.9

Accounts payable	$69.4
Accrued expenses and other current liabilities	45.3
Other	18.4

Liabilities of discontinued operations held for sale	$133.1

Smithfield Bioenergy, LLC (SBE)

In April 2007 (fiscal 2007), we decided to exit the alternative fuels business and dispose of substantially all of the assets of SBE. As a result, SBE is being reported as a discontinued operation. As of April 29, 2007, substantially all of the assets of SBE were classified together in one “disposal group,” as defined by SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” with the anticipation that all SBE assets would be sold together in a single transaction. During fiscal 2008, we determined, based upon negotiations with interested parties and other ongoing disposal efforts that changes to the plan of sale were necessary as we believed it was unlikely that substantially all the assets of SBE would be sold together in a single transaction. Consequently, we began marketing two separate asset disposal groups, representing SBE’s bio-diesel and methanol assets. In February 2008 (fiscal 2008), we signed a definitive agreement to sell substantially all of SBE’s assets for $9.8 million. As a result of these events, we recorded an impairment charge of $9.6 million, net of tax of $5.4 million, during fiscal 2008 to reflect the assets of SBE at their estimated fair value.

In May 2008 (fiscal 2009), we completed the sale of substantially all of SBE’s assets for $9.8 million.

SBE had sales of $27.0 million in fiscal 2008, and $14.0 million in fiscal 2007. SBE had no sales in fiscal 2006. SBE had after-tax losses from operations of $15.5 million, $5.6 million and $4.9 million in fiscal 2008, 2007 and 2006, respectively. The after-tax losses from operations include interest expense of $3.4 million, $2.9 million and $0.9 million for fiscal 2008, 2007 and 2006, respectively.

Quik-to-Fix, Inc. (Quik-to-Fix)

In August 2006 (fiscal 2007), we completed the sale of substantially all of the assets and business of Quik-to-Fix for net proceeds of $28.2 million. During fiscal 2007, we recorded a writedown on the assets of Quik-to-Fix of $12.1 million, net of $7.1 million in taxes, in anticipation of the sale.

Quik-to-Fix had sales of $21.5 million and $103.2 million in fiscal 2007 and 2006, respectively. Quik-to-Fix had after-tax losses from operations of $3.9 million in fiscal 2007 and $7.6 million in fiscal 2006. The after-tax losses include interest expense of $1.7 million and $4.8 million for fiscal 2007 and 2006, respectively.

Facility Closures

Kinston, North Carolina Plant

In March 2008 (fiscal 2008), we announced our plan to close one of our Kinston, North Carolina plants. As a result, we recorded a pre-tax impairment charge of $8.0 million in cost of sales in the Pork segment during the fourth quarter of fiscal 2008 to write-down the facility to its fair value.

East Coast Restructuring Plan

As part of our east coast restructuring plan, during fiscal 2006, we ceased fresh pork processing in one of Smithfield Packing’s Smithfield, Virginia facilities and closed its plant located in Salem, Virginia. During fiscal 2007 we also closed Smithfield Packing’s Bedford, Virginia and Madison, Florida plants. During fiscal 2006, we recorded, in cost of sales of the Pork segment, accelerated depreciation totaling $7.9 million and an impairment charge of $18.4 million related to this restructuring plan.

Infrequent Items

Classical Swine Fever

In August 2007 (fiscal 2008), outbreaks of CSF occurred at three of our thirty-three hog farms in Romania. During the second quarter of fiscal 2008, we recorded approximately $13.0 million of inventory write-downs and associated disposal costs related to these outbreaks. CSF is a highly contagious, viral disease that affects pigs but has no effect on human health. We worked closely with Romanian authorities to contain the outbreaks and to destroy and dispose of animals on the three affected farms. We believe that we are eligible for reimbursement for certain costs associated with the euthanasia and disposal of the affected animals under governmental programs designed to compensate animal owners affected by disease. Romanian authorities have initially denied our claim for reimbursement of such costs. However, we are still actively pursuing reimbursement. Any potential cost reimbursement would only be recognized in the financial statements in the period in which it is received. There are no assurances that any funds will ultimately be collected.

Polish Facility Temporary Shutdown

During the first quarter of fiscal 2006, our Polish operations temporarily shut down a red meat plant in connection with media reports on food safety and related issues. We voluntarily shut down the plant for ten days and recalled some previously shipped product. The shutdown and returns resulted in approximately $5.0 million of operating losses in fiscal 2006. After the shutdown, our Polish operations experienced a sharp reduction in packaged meats volumes that have since recovered in fiscal 2007 and 2008. During fiscal 2006, our Polish operations also incurred increased marketing and promotional expenditures in the areas affected by the recall. Those expenditures have since returned to normal levels.

NOTE 3: DEBT

Long-term debt consists of the following:

	April 27, 2008	April 29, 2007
	(in millions)
U.S. Credit Facility, expiring August 2010	$925.0	$836.0
7.00% senior unsecured notes, due August 2011	600.0	600.0
7.75% senior unsecured notes, due July 2017	500.0	—
Euro Credit Facility, expiring August 2010	467.9	341.3
7.75% senior unsecured notes, due May 2013	350.0	350.0
8.00% senior unsecured notes, due October 2009	300.0	300.0
7.625% senior subordinated notes, repaid February 2008	—	182.1
8.44% senior secured note, payable October 2009	35.0	40.0
Variable rate senior secured notes (6.74% as of April 29, 2007)	—	32.5
7.89% senior secured notes, payable through October 2009	15.0	25.0
Various, interest rates from 1.19% to 10.0%, due May 2008 through May 2043	509.4	364.2
Fair-value derivative instrument adjustment	0.7	(2.4)
Unamortized debt premium	5.8	7.6

Total debt	3,708.8	3,076.3
Current portion	(237.6)	(238.2)

Total long-term debt	$3,471.2	$2,838.1

Scheduled maturities of long-term debt are as follows:

Fiscal Year
(in millions)
2009	$237.6
2010	380.6
2011	1,499.3
2012	656.5
2013	26.3
Thereafter	908.5

Total debt	$3,708.8

Credit Facilities

As of April 27, 2008, we had aggregate credit facilities and credit lines, including uncommitted credit lines, totaling $2,122.0 million and our unused capacity under these credit facilities was $313.8 million. These facilities are generally at prevailing market rates. We pay commitment fees on the unused portion of the facilities.

Average borrowings under credit facilities were $1,320.2 million, $945.7 million and $256.5 million at average interest rates of 5.3%, 5.8% and 5.0% during fiscal 2008, 2007 and 2006, respectively. Maximum borrowings were $1,722.4 million, $1,608.5 million and $509.3 million in fiscal 2008, 2007 and 2006, respectively. Total outstanding borrowings were $1,666.4 million as of April 27, 2008 and $1,210.0 million as of April 29, 2007 with average interest rates of 4.2% and 5.8%, respectively. In addition, we had $141.8 million of outstanding letters of credit as of April 27, 2008.

U.S. Credit Facility

In August 2005 (fiscal 2006), we entered into a $1.0 billion secured revolving credit agreement (the U.S. Credit Facility) that replaced our then existing $900 million credit facility. This facility matures in August 2010. We may draw down funds as a revolving loan or a swingline loan and obtain letters of credit under the U.S. Credit Facility. The proceeds of any borrowings under the U.S. Credit Facility may be used to finance working capital needs and for other general corporate purposes. The amount committed under this facility may be increased up to $1.35 billion at our request under certain conditions. The inventory and accounts receivable of certain of our subsidiaries in the U.S. are pledged as collateral under the U.S. Credit Facility. The covenants of the U.S. Credit Facility include a minimum 3.00:1 interest coverage ratio and a test of a minimum 1.30:1 credit facility exposure to inventory and receivables of U.S. operations only.

In August 2006 (fiscal 2007) and November 2007 (fiscal 2008), we exercised our option to increase the amount committed under the U.S. Credit Facility by $200.0 million and $75.0 million, respectively, resulting in $1.275 billion committed under the U.S. Credit Facility. In connection with the August 2006 increase, we elected to prepay $17.5 million of variable interest senior notes which would have matured in 2011 and we repaid, at maturity, $101.5 million of senior notes.

Euro Credit Facility

In August 2006 (fiscal 2007), we entered into a €300.0 million ($467.9 million as of April 27, 2008) secured revolving credit facility (the Euro Credit Facility) through one of our European subsidiaries. In August 2009 (fiscal 2010), 16% of the Euro Credit Facility will mature with the remaining facility maturing in August 2010 (fiscal 2011). The proceeds of any borrowings under the Euro Credit Facility may be used for general corporate purposes. The Euro Credit Facility is secured by our shares of Campofrío stock and all of the share capital of our Romanian operations and Polish hog production operations. In addition, we and three of our European subsidiaries have unconditionally guaranteed these obligations, including payment obligations, under the Euro Credit Facility.

Uncommitted Credit Lines

In October 2006 (fiscal 2007), we borrowed $125.0 million under a short-term uncommitted line of credit with JPMorgan Chase Bank, N.A. and $125.0 million under a short-term uncommitted line of credit with Citibank, N.A. (collectively, the “Short-term Credit Agreements”). We used the aggregate $250.0 million borrowed under the Short-term Credit Agreements to pay down borrowings under our U.S. Credit Facility. We repaid the aggregate $250.0 million borrowed under the Short-term Credit Agreements in December 2006 (fiscal 2007) using availability under the U.S. Credit Facility. The Short-term Credit Agreements expired on June 28, 2007 (fiscal 2008).

In February 2008 (fiscal 2008), we secured one year uncommitted credit lines totaling $200.0 million from three of our existing bank lenders and drew down $100.0 million from one of the credit lines. We used the borrowings to pay down the U.S. Credit Facility. We subsequently redeemed certain senior subordinated notes in the amount of $182.1 million that came due in February 2008 using borrowings under the U.S. Credit Facility. In April 2008 (fiscal 2008), we increased the uncommitted credit lines to $250.0 million, borrowed an additional $50.0 million under one of the credit lines and used the additional funds to pay down the U.S. Credit Facility.

Senior Notes

The senior secured notes are secured by certain of our hog farm facilities in the U.S. All other notes are unsecured.

In June 2007 (fiscal 2008), we issued $500.0 million of ten-year, 7.75% senior unsecured notes. Proceeds from the sale of these notes were used to repay existing indebtedness, principally on our U.S. Credit Facility.

Financial Covenants

Our various debt agreements contain financial covenants that require the maintenance of certain levels and ratios for working capital, net worth, fixed charges, leverage, interest coverage and capital expenditures and, among other restrictions, limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to shareholders, among other restrictions. As of April 27, 2008, we were in compliance with all debt covenants. We anticipated that we would not be in compliance with the interest coverage ratio under the U.S. Credit Facility and our senior secured notes totaling approximately $50.0 million outstanding during fiscal 2009. Therefore, we have already sought and received approval for a reduction in the interest coverage ratio from 3.0 to 1 to 2.0 to 1 under the U.S. Credit Facility and the Euro Credit Facility until the end of fiscal 2009 and under our secured notes totaling approximately $50.0 million outstanding for the first and second quarters of fiscal 2009.

Fair Value of Debt

We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. Based on the market value of debt with similar maturities and covenants, the fair value of long-term debt was $3,705.8 million as of April 27, 2008 and $3,124.4 million as of April 29, 2007.

NOTE 4: INCOME TAXES

Income tax consists of the following:

	2008	2007	2006
	(in millions)
Current tax expense (benefit):
Federal	$(21.0)	$82.8	$115.3
State	2.5	15.0	19.4
Foreign	4.9	6.3	3.4

	(13.6)	104.1	138.1

Deferred tax expense (benefit):
Federal	85.9	(8.8)	(18.9)
State	(0.1)	(2.4)	(5.7)
Foreign	0.6	(15.7)	(6.6)

	86.4	(26.9)	(31.2)

Total income taxes	$72.8	$77.2	$106.9

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	2008	2007	2006
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.2)	2.5	2.3
Foreign income taxes	7.6	(7.4)	1.7
Export benefit	—	(1.5)	(3.3)
Tax credits	(5.5)	(3.2)	(0.8)
Net change in uncertain tax positions	(2.4)	—	—
Other	(0.2)	1.3	(0.8)

	34.3%	26.7%	34.1%

The tax effects of temporary differences consist of the following:

	April 27, 2008	April 29, 2007
	(in millions)

Deferred tax assets:
Pension liabilities	$40.1	$36.9
Employee benefits	26.1	28.8
Tax credits, carryforwards and net operating losses	27.3	11.8
Accrued expenses	71.0	33.9
Other	24.2	14.1

	$188.7	$125.5

Deferred tax liabilities:
Property, plant and equipment	$262.3	$182.5
Accounting method change	15.6	31.4
Investments in subsidiaries	44.1	22.6
Intangible assets	94.8	52.0
Derivatives	53.8	4.3

	$470.6	$292.8

The amount of deferred tax assets included in other current assets was $4.2 million as of April 27, 2008 and $55.4 million as of April 29, 2007. The amount of deferred tax liabilities included in accrued expenses and other current liabilities was $14.4 million as of April 27, 2008. The amount of deferred tax assets included in other assets was $18.4 million as of April 27, 2008 and $14.1 million as of April 29, 2007. Our valuation allowance related to income tax assets was $96.2 million as of April 27, 2008 and $58.1 million as of April 29, 2007. The valuation allowance was mainly related to state credits and net operating loss carryforwards as well as foreign tax credit carryforwards and the result of losses in foreign jurisdictions for which no tax benefit was recognized.

The tax credits, carryforwards and net operating losses expire from fiscal 2009 to 2028.

As of April 27, 2008, foreign subsidiary net earnings of $57.5 million were considered permanently reinvested in those businesses. Accordingly, federal income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

With the adoption of FIN 48, we decreased retained earnings by $15.2 million for the cumulative effect of adoption as of April 30, 2007 (fiscal 2008). A reconciliation of the beginning and ending liability for unrecognized tax benefits related to continuing operations is as follows:

(in millions)
Balance as of April 30, 2007	$43.3
Additions for tax positions taken in the current year	5.7
Additions for tax positions taken in prior years	3.4
Additions for tax positions assumed in business combinations	8.9
Settlements with taxing authorities	(18.8)
Lapse of statute of limitations	(1.6)

Balance as of April 27, 2008	$40.9

We operate in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and receive audits from various tax authorities. As of April 27, 2008, the liability for unrecognized tax benefits included $8.9 million of accrued interest. We recognized $1.0 million of net interest income in income tax expense during fiscal 2008. As of April 27, 2008, the liability for unrecognized tax benefits included $31.6 million that if recognized, would impact the effective tax rate.

As of April 27, 2008 the liability for unrecognized tax benefits included in discontinued operations was $4.2 million as well as accrued interest of $1.5 million. As of April 27, 2008 the liability for unrecognized tax benefits within discontinued operations included $3.9 million that if recognized, would impact income/loss from discontinued operations.

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

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions as of April 27, 2008, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $2.6 million within twelve months of April 27, 2008.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	April 27, 2008	April 29, 2007
	(in millions)
Payroll and related benefits	$220.9	$150.3
Self-insurance reserves	104.5	95.6
Other	213.4	245.1

Total accrued expenses and other current liabilities	$538.8	$491.0

NOTE 6: SHAREHOLDERS’ EQUITY

Share Repurchase Program

As of April 27, 2008, the board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. We repurchased 230,000 shares of common stock in fiscal 2006. As of April 27, 2008, we had 2,873,430 additional shares remaining under the authorization.

Preferred Stock

We have 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.

Stock Options

Our 1992 Stock Incentive Plan and our 1998 Stock Incentive Plan (collectively, the incentive plans) provide for the issuance of non-statutory stock options to management and other key employees. Under the 1998 Stock Incentive Plan, we grant options for periods not exceeding 10 years and exercisable five years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There are 11,000,000 shares reserved under the incentive plans. As of April 27, 2008, there were 2,684,500 shares available for grant under these plans.

Compensation expense for the incentive plans was $2.0 million, $1.3 million and $0.6 million for fiscal 2008, 2007 and 2006, respectively. The related income tax benefit recognized was $0.8 million, $0.5 million and $0.2 million, for fiscal 2008, 2007 and 2006, respectively. There was no compensation expense capitalized as part of inventory or fixed assets during fiscal 2008, 2007 or 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected annual volatility is based on the historical volatility of our stock and other factors. We use historical data to estimate option exercises and employee termination within the pricing model. The expected term of options granted represents the period of time that options are expected to be outstanding. The following table summarizes the assumptions made in determining the fair value of stock options granted in the fiscal years indicated:

	2008	2007	2006
Expected annual volatility	27%	26%	35%
Dividend yield	0%	0%	0%
Expected option life (years)	8	8	8
Risk free interest rate	4.8%	4.75%	3.30%

The following table summarizes stock option activity under the incentive plans as of April 27, 2008, and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of April 29, 2007	1,417,100	$23.29
Granted	236,500	32.40
Exercised	(197,500)	13.94
Forfeited	(25,000)	28.10

Outstanding as of April 27, 2008	1,431,100	26.00	5.9	$3.5

Exercisable as of April 27, 2008	587,600	17.83	3.1	$6.3

The weighted average grant-date fair value of options granted during the fiscal years 2008, 2007 and 2006 was $14.21, $10.41 and $12.47, respectively. The total intrinsic values of options exercised during fiscal years 2008, 2007 and 2006 were $3.3 million, $30.1 million and $3.3 million, respectively. During fiscal 2007, the retiring Chief Executive Officer exercised 2.0 million options.

As of April 27, 2008, there was $5.5 million of total unrecognized compensation cost related to nonvested stock options granted under the incentive plans. That cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of stock options vested during fiscal 2008, 2007 and 2006 was $1.2 million, $16.3 million and $8.2 million, respectively.

We received cash of $2.8 million, $45.7 million and $2.4 million in fiscal 2008, 2007 and 2006, respectively, for the exercise of stock options. The actual tax benefit realized from the stock options exercised during fiscal 2008, 2007 and 2006 was $2.4 million, $10.9 million and $1.2 million, respectively.

As a result of the PSF acquisition, PSF stock options were converted to 95,214 of our options and were immediately vested. All of these options were exercised during fiscal 2008.

In fiscal 2007, we adopted the provisions of SFAS 123R using the modified prospective method. Prior to fiscal 2007, we used a fair value based method of accounting for share-based compensation provided to our employees in accordance with SFAS 123. Stock options granted prior to April 29, 2002 were accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense was recorded. Had we used the fair value method to determine compensation expense for stock options granted prior to April 29, 2002, net income and net income per basic and diluted share for fiscal 2006 would have been as follows:

Net income, as reported (in millions)	$172.7
Pro forma net income (in millions)	170.0
Net income per share, as reported:
Basic	$1.55
Diluted	1.54
Pro forma net income per share:
Basic	$1.53
Diluted	1.52

Preferred Share Purchase Rights

On May 30, 2001, the board of directors adopted a Shareholder Rights Plan (the Rights Plan) and declared a dividend of one preferred share purchase right (a Right) on each outstanding share of common stock. Under the terms of the Rights Plan, if a person or group acquires 15% (or other applicable percentage, as provided in the Rights Plan) or more of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then current exercise price, a number of shares of common stock having a market value of twice such price. In addition, if we are acquired in a merger or other business transaction after a person or group has acquired such percentage of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value of twice such price.

Upon the occurrence of certain events, each Right will entitle its holder to buy one two-thousandth of a Series A junior participating preferred share (Preferred Share), par value $1.00 per share, at an exercise price of $90.00 subject to adjustment. Each Preferred Share will entitle its holder to 2,000 votes and will have an aggregate dividend rate of 2,000 times the amount, if any, paid to holders of common stock. The Rights will expire on May 31, 2011, unless the date is extended or unless the Rights are earlier redeemed or exchanged at the option of the board of directors for $.00005 per Right. Generally, each share of common stock issued after May 31, 2001 will have one Right attached. The adoption of the Rights Plan has no impact on our financial position or results of operations.

Stock Held in Trust

We maintain a Supplemental Pension Plan (the Supplemental Plan) the purpose of which is to provide supplemental retirement income benefits for those eligible employees whose benefits under the tax-qualified plans are subject to statutory limitations. The plan is unfunded but a grantor trust has been established for the purpose of satisfying the obligations under the plan.

During fiscal 2006, the Supplemental Plan purchased 1,500,000 shares of our common stock at an average price of $28.18 per share. As of April 27, 2008, the Supplemental Plan held 1,850,000 shares of our common stock at an average cost of $27.66.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, consist of:

	2008	2007
	(in millions)
Foreign currency translation	$132.4	$46.7
Hedge accounting	(5.1)	13.4
Pension and other post-retirement benefits	(61.9)	(57.9)

Accumulated other comprehensive income	$65.4	$2.2

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

Our meat processing and hog production operations use various raw materials, primarily live hogs, live cattle, corn and soybean meal, which are actively traded on commodity exchanges. We hedge these commodities when we determine conditions are appropriate to mitigate these price risks. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. We attempt to closely match the commodity contract terms with the hedged item. We also enter into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and foreign exchange forward contracts to hedge certain exposures to fluctuating foreign currency rates.

We account for derivative financial instruments in accordance with SFAS 133, which requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method). Under SFAS 133, we may elect either method of accounting for our derivative portfolio, assuming all the necessary requirements are met. We have in the past, and will in the future, avail ourselves of either acceptable method. We believe all of our derivative instruments represent economic hedges against changes in prices and rates, regardless of their designation for accounting purposes.

Application of the hedge accounting method under SFAS 133 requires significant resources, extensive record keeping and systems. As a result of rising compliance costs and the complexity associated with the application of hedge accounting for commodity derivatives, we elected to discontinue the use of hedge accounting for such derivatives during the third quarter of fiscal 2007. All existing commodity hedging relationships were de-designated as of January 1, 2007. We also elected not to apply hedge designations for any exchange traded commodity derivative contracts entered into during the period beginning January 1, 2007 through April 27, 2008. Since discontinuing hedge accounting for commodity derivatives, we have invested in additional resources and systems and have begun to apply hedge accounting to certain commodity derivatives entered into during fiscal 2009. We continue to apply hedge accounting for certain financial derivatives, primarily interest rate swaps and foreign exchange contracts.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The fair value gain/(loss) of our open derivative financial instruments consists of:

	April 27, 2008	April 29, 2007
	(in millions)
Livestock	$(26.5)	$(9.3)
Grains	(5.6)	(4.2)
Energy	4.8	0.1
Interest rates	(2.0)	(2.4)
Foreign currency	(0.3)	(2.8)

As of April 27, 2008, we had 591 commodity futures contracts hedging forecasted transactions beyond twelve months. As of April 27, 2008, the weighted average maturity of our interest rate and foreign currency financial instruments was five months and sixty-six months, respectively. As of April 27, 2008, the maximum maturity of our interest rate and foreign currency financial instruments was ten months and eighty-six months, respectively. We believe the risk of default or nonperformance on contracts with counterparties is not significant.

Undesignated and De-designated Positions

Derivative instruments that are not designated as a hedge, that have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting under SFAS 133, are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings in cost of sales.

Cash Flow Hedges

We use derivatives (primarily futures contracts) to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted purchase and sale of live hogs and the forecasted purchase of live cattle, corn and soybean meal. When hedge accounting is applied, derivative gains or losses from these cash flow hedges are deferred in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged forecasted purchases or sales affect earnings. To match the underlying transaction being hedged, derivative gains or losses associated with anticipated purchases are recognized in cost of sales and amounts associated with anticipated sales are recognized in sales in the consolidated statements of income. We generally do not hedge cash flows related to commodities beyond twelve months. Ineffectiveness related to our cash flow hedges was not material in fiscal 2008, 2007 or 2006.

As of April 27, 2008, there were deferred losses of $5.1 million in accumulated other comprehensive income related to foreign currency cash flow hedges.

Fair Value Hedges

Our commodity price risk management strategy also includes derivative transactions (primarily futures contracts) that are designed to hedge firm commitments to buy live hogs, live cattle, corn and soybean meal and hedges of live hog inventory. When hedge accounting is applied, derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Gains and losses related to hedges of firm commitments and live hog inventory are recognized in cost of sales in the consolidated statement of income. Ineffectiveness related to our fair value hedges was not material in fiscal 2008, 2007 or 2006.

As of April 27, 2008, there were no deferred gains or losses in inventory and other assets relating to fair value hedges.

Foreign Currency and Interest Rate Derivatives

Our foreign currency and interest rate derivative instruments were primarily designated and recorded as cash flow hedges or fair value hedges, as appropriate, and were not material to the results of operations during fiscal years 2008, 2007 and 2006.

NOTE 8: PENSION AND OTHER RETIREMENT PLANS

We provide the majority of our U.S. employees with pension benefits. Salaried employees are provided benefits based on years of service and average salary levels. Hourly employees are provided benefits of stated amounts for each year of service.

The following table presents a reconciliation of the pension benefit obligation, plan assets and the funded status of these pension plans.

	April 27, 2008	April 29, 2007
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,048.7	$1,000.6
Service cost	28.9	23.6
Interest cost	64.1	61.0
Plan amendment	1.9	0.2
Benefits paid	(59.0)	(56.5)
Acquisitions	2.8	—
Actuarial (gain) loss	(61.5)	19.8

Benefit obligation at end of year	1,025.9	1,048.7

Change in plan assets:
Fair value of plan assets at beginning of year	860.9	792.4
Actual return on plan assets	(2.4)	86.9
Employer contributions	47.8	38.1
Benefits paid	(59.0)	(56.5)

Fair value of plan assets at end of year	847.3	860.9

Funded status	$(178.6)	$(187.8)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(168.4)	$(179.0)
Noncurrent pension asset	0.7	0.9
Current pension liability	(10.9)	(9.7)

Net amount recognized at end of year	$(178.6)	$(187.8)

The accumulated benefit obligation for all defined benefit pension plans was $983.6 million as of April 27, 2008, and $987.6 million as of April 29, 2007.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	April 27, 2008	April 29, 2007
	(in millions)
Projected benefit obligation	$989.4	$1,040.9
Accumulated benefit obligation	947.1	979.7
Fair value of plan assets	810.1	852.1

The following table shows the pre-tax unrecognized items included as components of accumulated other comprehensive income related to our defined benefit pension plans for the periods indicated.

	April 27, 2008	April 29, 2007
	(in millions)
Unrecognized actuarial loss	$(114.0)	$(107.8)
Unrecognized prior service credit	7.5	9.4

We expect to recognize $6.3 million of the actuarial loss as net periodic pension cost in fiscal 2009.

The following table presents the components of the net periodic pension costs for the periods indicated:

	2008	2007	2006
	(in millions)
Service cost	$28.9	$23.6	$23.5
Interest cost	64.1	61.0	55.2
Expected return on plan assets	(70.6)	(64.8)	(62.2)
Net amortization	8.1	8.3	7.8

Net periodic cost	$30.5	$28.1	$24.3

The following table shows our weighted-average assumptions for the periods indicated.

	2008	2007	2006
Discount rate to determine net periodic benefit cost	6.25%	6.25%	5.75%
Discount rate to determine benefit obligation	6.90%	6.25%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%

Pension plan assets may be invested in equities, debt securities, insurance contracts and real estate. Our investment policy for the pension plans is to balance risk and return through a diversified portfolio of high-quality equity and fixed income securities. Equity targets for the pension plans are as indicated in the following table. Maturity for fixed income securities is managed such that sufficient liquidity exists to meet near-term benefit payment obligations. The plans retain outside investment advisors to manage plan investments within parameters established by our plan trustees. The weighted-average return on assets assumption is based on historical performance for the types of assets in which the plan invests projected over the next five to ten years.

Our pension plan assets are allocated as follows:

	April 27, 2008	April 29, 2007	Target Range
Asset category:
Equity securities	67%	68%	46-64%
Debt securities	30	30	25-64
Alternative assets	3	2	0-5

Total	100%	100%

As of April 27, 2008 and April 29, 2007, the amount of our common stock included in plan assets was 3,850,840 shares for both years with market values of $109.7 million and $116.6 million, respectively.

Our funding policy is to contribute the minimum amount required under government regulations. Minimum employer contributions to the pension plans are expected to be $57.9 million for fiscal 2009.

Expected future benefit payments are as follows:

Fiscal Year
(in millions)
2009	$61.8
2010	64.3
2011	66.5
2012	59.2
2013	62.7
2014—2018	368.4

We sponsor defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. Our contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $11.6 million, $9.2 million and $7.1 million for fiscal 2008, 2007 and 2006, respectively.

We also provide health care and life insurance benefits for certain retired employees. These plans are unfunded and generally pay covered costs reduced by retiree premium contributions, co-payments and deductibles. We retain the right to modify or eliminate these benefits. We consider disclosures related to these plans immaterial to the consolidated financial statements and related notes.

NOTE 9: LEASE OBLIGATIONS, COMMITMENTS AND GUARANTEES

We lease facilities and equipment under non-cancelable operating leases. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $69.8 million, $55.1 million and $42.2 million in fiscal 2008, 2007 and 2006, respectively. Future rental commitments under non-cancelable operating leases as of April 27, 2008 are as follows:

Fiscal Year
(in millions)
2009	$49.9
2010	43.2
2011	34.1
2012	26.8
2013	23.7
Thereafter	67.2

Total	$244.9

As of April 27, 2008, future minimum lease payments under capital leases were approximately $6.0 million. The present value of the future minimum leases payments was $5.3 million. The long-term portion of capital lease obligations was $3.2 million and the current portion was $2.1 million.

As of April 27, 2008, we had approved capital expenditure commitments of approximately $197.0 million. These expenditures are primarily related to Romanian farm expansion as well as existing plant renovation and production efficiency projects.

We have agreements, expiring through fiscal 2013, to use cold storage warehouses owned by partnerships, of which we are 50% partners. We have agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In fiscal 2008, 2007 and 2006, we paid $14.2 million, $11.8 million and $12.8 million, respectively, in fees for use of the facilities. We had investments in the partnerships of $2.2 million as of April 27, 2008, and $1.8 million as of April 29, 2007 and April 30, 2006, respectively.

We have purchase commitments with certain livestock producers that obligate us to purchase all the livestock that these producers deliver. Other arrangements obligate us to purchase a fixed amount of livestock. We also use independent farmers and their facilities to raise hogs produced from our breeding stock in exchange for a performance-based service fee payable upon delivery. We estimate the future obligations under these commitments based on commodity livestock futures prices, expected quantities delivered and anticipated performance. Our estimated future obligations under these commitments are $1,947.3 million, $886.4 million, $709.9 million, $619.2 million and $544.0 million for fiscal 2009 to 2013, respectively. As of April 27, 2008, we are also committed to purchase approximately $273.1 million under forward grain contracts payable in fiscal 2009.

As part of our business, we are a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets as of April 27, 2008. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.

We (together with our joint venture partners) also guarantee financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: up to $92.0 million of debt borrowed by Norson, of which $65.0 million was outstanding as of April 27, 2008; and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the U.S. Credit Facility.

NOTE 10: RELATED PARTY TRANSACTIONS

One of our directors is an owner of Murfam Enterprises, LLC (Murfam) and DM Farms, LLC both of which own hog production farms. These entities own farms that produce hogs under contract to us. Murfam also produces and sells feed ingredients to us. In fiscal 2008, 2007 and 2006, we paid $25.1 million, $22.1 million and $22.9 million, respectively, to these entities for the production of hogs and feed ingredients. In fiscal 2008, 2007 and 2006, we received $0.2 million, $0.4 million and $0.3 million, respectively, from these entities for associated farm and other support costs.

The director also has immediate family members who hold ownership interests in Arrowhead Farms, Inc., Enviro-Tech Farms, Inc., Golden Farms, Inc., Lisbon 1 Farm, Inc., Murphy-Honour Farms, Inc., PSM Associates LLC, Pure Country Farms, LLC, Stantonsburg Farm, Inc., Triumph Associates LLC and Webber Farms, Inc. These entities own farms that either produce and sell hogs to us or produce and sell feed ingredients to us. In fiscal 2008, 2007 and 2006, we paid $20.0 million, $24.4 million and $19.2 million, respectively, to these entities for hogs and feed ingredients. In fiscal 2008, 2007 and 2006, we received $0.3 million each year from these entities for associated farm and other support costs.

The chief executive officer of our HP segment holds a 33% ownership interest in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the HP segment. In fiscal 2008, 2007 and 2006, we paid $7.5 million, $7.1 million and $7.5 million, respectively, to JCT for the production of hogs. In fiscal 2008, 2007 and 2006, we received $3.0 million, $2.6 million and $2.8 million, respectively, from JCT for reimbursement of associated farm and other support costs.

We believe that the terms of the foregoing arrangements were no less favorable to us than if entered into with unaffiliated companies.

NOTE 11: REGULATION AND LITIGATION

Like other participants in the industry, we are subject to various laws and regulations administered by federal, state and other government entities, including the Environmental Protection Agency (EPA) and corresponding state agencies, as well as the United States Department of Agriculture, the United States Food and Drug Administration, the United States Occupational Safety and Health Administration and similar agencies in foreign countries. We believe that we currently are compliance with all these laws and regulations in all material respects and that continued compliance with these laws and regulations will not have a material adverse effect on our financial position or results of operations.

In February 2003, the EPA promulgated regulations under the Clean Water Act governing confined animal feeding operations (CAFOs). Among other things, these regulations impose obligations on CAFOs to manage animal waste in ways intended to reduce the impact on water quality. These new regulations were challenged in federal court by both industry and environmental groups. Although a 2005 decision by the court invalidated several provisions of the regulations, they remain largely intact. Similarly, the State of North Carolina Department of Environment and Natural Resources (NCDENR) has issued general permits intended to protect state waters from impacts of large animal feeding operations. Although compliance with the federal regulations and state permits required some changes to the Company’s hog production operations resulting in additional costs to these operations, such compliance has not had a material adverse effect on our hog production operations.

In the fall of 2007 (fiscal 2008), the Waterkeeper Alliance and others filed a rulemaking petition with the North Carolina Environmental Management Commission (the Commission) requesting that the Commission initiate a rulemaking to require monitoring of potential or suspected discharges from hog farms in North Carolina. In May 2008 (fiscal 2009), the Commission accepted the petition and directed staff to form a stakeholder group to assist staff in developing a proposed rule for the Commission’s consideration at a later date. Although compliance with a new monitoring rule in North Carolina could impose additional costs on our hog production operations, such costs are not expected to have a material adverse effect on those operations. However, there can be no assurance that the rulemaking will not result in changes to the existing monitoring rules which may have a material adverse effect on our financial position or results of operations.

The EPA is also focusing on the possible need to regulate air emissions from animal feeding operations. During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at the EPA’s request to assist the EPA in making that determination. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, our hog production subsidiaries have accepted the EPA’s offer to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators agreed to pay a penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms have been given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. Pursuant to our consent decree and order, we have paid a $100,000 penalty to the EPA. The National Pork Board, of which we are a member and contribute funds, will be paying the costs of the air emissions monitoring study on behalf of all hog producers, including us, out of funds collected from its members in previous years. The cost of the study for all hog producers is approximately $6.0 million. New regulations governing air emissions from animal agriculture operations are likely to emerge from the monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations will not have a material adverse effect on our financial position or results of operations.

We from time to time receive notices from regulatory authorities and others asserting that we are not in compliance with such laws and regulations. In some instances, litigation ensues.

Missouri Litigation

PSF is a wholly-owned subsidiary that we acquired in May 2007 (fiscal 2008) when a wholly-owned subsidiary of ours merged with and into PSF. As a result of the acquisition of PSF, CGC is now a more than 7% beneficial owner of our common stock. Paul J. Fribourg, CGC’s Chairman, President and CEO, is now a director of ours and Michael J. Zimmerman, CGC’s Executive Vice President and Chief Financial Officer, is now an advisory director of the Company.

In 2002, lawsuits based on the law of nuisance were filed against PSF and CGC in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. In November 2006, a jury trial involving six plaintiffs in the Adwell cases resulted in a jury verdict of compensatory damages for those six plaintiffs in the amount of $750,000 each for a total of $4.5 million. The jury also found that CGC and PSF were liable for punitive damages; however, the parties agreed to settle the plaintiffs’ claims for the amount of the compensatory damages, and the plaintiffs waived punitive damages.

In March 2007 (fiscal 2007), the court severed the claims of the 54 remaining Adwell plaintiffs into separate actions and ordered that they be consolidated for trial by household. In the second Adwell trial, a jury trial involving three plaintiffs resulted in a jury verdict in December 2007 (fiscal 2008) in favor of PSF and CGC as to all claims. In February 2008 (fiscal 2008), plaintiffs sought and were granted a continuance of the next Adwell trial, which had been set for March 2008. Then in March 2008 (fiscal 2008), plaintiffs voluntarily dismissed without prejudice the claims of both plaintiffs in another Adwell case, which had been set for trial in June 2008. The next trial is set for October 2008 (fiscal 2009), and the parties are currently conducting discovery. As a result of the severance and subsequent actions taken by the plaintiffs, there will be 21 additional separate trials in Adwell, each involving one to six plaintiffs.

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

In May 2004, two additional nuisance suits were filed in the Circuit Court of Daviess County, Missouri entitled Vernon Hanes, et al. v. PSF, et al. and Steve Hanes et al. v. PSF, et al. Plaintiffs in the Vernon Hanes case allege nuisance, negligence, violation of civil rights, and negligence of contractor. In addition, plaintiffs in both the Vernon and Steve Hanes cases assert personal injury and property damage claims. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees, as well as injunctive relief. In March 2008 (fiscal 2008), plaintiffs in the Vernon Hanes case voluntarily dismissed all claims without prejudice. A new petition was filed by the Vernon Hanes plaintiffs in April 2008 (fiscal 2008), alleging nuisance, negligence and trespass against six defendants, including us. Defendants recently filed answers and discovery is on-going.

Also in May 2004, the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a putative class action lawsuit entitled Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc., PSF, and PSF Group Holdings, Inc. in the Circuit Court of Jackson County, Missouri. This action originally sought to create a class of plaintiffs living within ten miles of PSF’s farms in northern Missouri, including contract grower farms, who were alleged to have suffered interference with their right to use and enjoy their respective properties. In January 2007, plaintiffs in the Herrold case filed a Second Amended Petition in which they abandoned all class action allegations and efforts to certify the action as a class action and added an additional 193 named plaintiffs to join the seven prior class representatives to pursue a one count claim to recover monetary damages, both actual and punitive, for temporary nuisance. PSF filed motions arguing that the Second Amended Petition, which abandons the putative class action and adds 193 new plaintiffs, is void procedurally and that the case should either be dismissed or the plaintiffs’ claims severed and removed under Missouri’s venue statute to the northern Missouri counties in which the alleged injuries occurred. In June 2008 (fiscal 2008), the court entered an order denying the motion to dismiss but granting defendants’ motion to transfer venue. The court subsequently denied plaintiffs’ motion to reconsider that decision. Plaintiffs filed writ papers with the Court of Appeals and Supreme Court in Missouri seeking to overturn the lower court’s order granting transfer, but the court’s order stands. As a result of those rulings, all but seven of the plaintiffs have been transferred to the appropriate venue in northern Missouri. Cases are now pending in Chariton, Daviess, Gentry, Grundy, Harrison, Jackson, Linn, Mercer, Putnam and Worth counties. Plaintiffs have filed additional motions to transfer.

In February 2006, the same lawyer who represents Hanes filed a nuisance lawsuit entitled Garold McDaniel et al. v. PSF, et al. in the Circuit Court of Daviess County, Missouri. In the First Amended Petition, which was filed on February 9, 2007, plaintiffs seek recovery of an unspecified amount of compensatory damages, costs and injunctive relief. The parties are conducting discovery, and no trial date has been set.

In May 2007, the same lead lawyer who filed the Adwell, Bounds, Herrold and Torrey lawsuits filed a nuisance lawsuit entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Vernon County, Missouri. We, Murphy-Brown, LLC, Murphy Farms, LLC and Murphy Farms, Inc. have all been named as defendants. The other seven named defendants include Murphy Family Ventures, LLC, DM Farms of Rose Hill, LLC, and PSM Associates, LLC, which are entities affiliated with Wendell Murphy, a director of ours, and/or his family members. Initially, there were 13 plaintiffs in the lawsuit, but the claims of two plaintiffs were voluntarily dismissed without prejudice. All the remaining plaintiffs are current or former residents of Vernon and Barton Counties, Missouri, each of whom claims to live or have lived near swine farms presently or previously owned or managed by the defendants. Plaintiffs allege that odors from these farms interfered with the use and enjoyment of their respective properties. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees. Defendants have filed responsive pleadings and discovery is ongoing.

We established a reserve estimating our liability for these and similar potential claims on the opening balance sheet for our acquisition of PSF. Consequently, expenses and other liabilities associated with these claims will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Although we recognize the uncertainties of litigation, based on our historical experience and our understanding of the facts and circumstances underlying these claims, we believe that these claims will not have a material adverse effect on our results of operations or financial condition.

We believe we have good defenses to all of the actions described above and intend to defend vigorously these suits.

The Waterkeeper Alliance Inc. Litigation

In February 2001 (fiscal 2001), the Waterkeeper Alliance, Thomas E. Jones d/b/a Neuse Riverkeeper and Neuse River Foundation filed two lawsuits in the United States District Court for the Eastern District of North Carolina against us, one of our subsidiaries, and two of that subsidiary’s hog production facilities in North Carolina, referred to as the “Citizens Suits.” The Citizens Suits alleged, among other things, violations of various environmental laws at each facility and the failure to obtain certain federal permits at each facility. The lawsuits have been settled and resolved with the entry of a consent decree, which was approved and entered by the court in March 2006 (fiscal 2006).

The consent decree provides, among other things, that our subsidiary, Murphy-Brown LLC, will undertake a series of measures designed to enhance the performance of the swine waste management systems on approximately 260 company-owned farms in North Carolina and thereby reduce the potential for surface water or ground water contamination from these farms. The effect of the consent decree on us will not have a material adverse effect on our financial position or results of operations. The consent decree resolves all claims in the actions and also contains a broad release and covenant not to sue for any other claims or actions that the plaintiffs might be able to bring against us and our subsidiaries related to swine waste management at the farms covered by the consent decree. There are certain exceptions to the release and covenant not to sue related to future violations and the swine waste management technology development initiative pursuant to a July 2000 agreement between us and our subsidiaries and the North Carolina Attorney General. We and our subsidiaries may move to terminate the consent decree on or after March 2013 provided all of the consent decree obligations have been satisfied.

NOTE 12: REPORTING SEGMENTS

Prior to the fourth quarter of fiscal 2008, we conducted our business through six reporting segments: Pork, Beef, International, Hog Production (HP), Other and Corporate. As discussed in Note 2—Dispositions, we are disposing of our Beef segment, which is now being reported as discontinued operations.

Our reportable segments are determined based on a combination of factors, including products produced and geographic areas of operations.

Pork Segment

The Pork segment consists mainly of our eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Pork segment produces a wide variety of fresh pork and packaged meats products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. Fresh pork products include loins, butts, picnics and ribs, among others. Packaged meats products include smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage.

The following table shows the percentages of Pork segment revenues derived from packaged meats, fresh pork and other products for the fiscal years indicated.

	2008	2007	2006
Packaged meats	57%	59%	50%
Fresh pork	41	39	48
Other products(1)	2	2	2

	100%	100%	100%

(1)	Includes by-products and rendering.

International Segment

The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe, Mexico and China. The International segment produces a wide variety of fresh and packaged meats products.

The following table shows the percentages of International segment revenues derived from packaged meats, fresh pork and other products for the fiscal years indicated.

	2008	2007	2006
Packaged meats	41%	34%	56%
Fresh pork	19	23	19
Other products(1)	40	43	25

	100%	100%	100%

(1)	Includes poultry, beef, by-products and rendering

Hog Production Segment

The HP segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The HP segment operates numerous facilities with approximately 1.1 million sows producing about 19.4 million market hogs annually. In addition, through our joint ventures, we have approximately 98,000 sows producing about 1.5 million market hogs annually. Domestically, the HP segment produces approximately 41% of the Pork segment’s live hog requirements. The HP segment produces approximately 59% of the International segment’s live hog requirements. We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). All SPG hogs are processed internally.

Other Segment

The Other segment is comprised of our turkey production and hatchery operations and our 49% interest in Butterball.

Corporate Segment

The Corporate segment provides management and administrative services to support our other segments.

The following tables present information about the results of operations and the assets of our reportable segments for the fiscal years presented. The information contains certain allocations of expenses that we deem reasonable and appropriate for the evaluation of results of operations. We do not allocate income taxes to segments. Segment assets exclude intersegment account balances as we believe that inclusion would be misleading or not meaningful. Management believes all intersegment sales are at prices that approximate market.

	2008	2007	2006
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Pork	$9,627.5	$7,933.9	$7,300.6
International	1,224.5	954.6	1,127.4
HP	2,399.3	1,787.0	1,801.3
Other	148.8	132.3	149.2

Total segment sales	13,400.1	10,807.8	10,378.5

Intersegment sales—
Pork	(53.3)	(31.2)	(47.2)
International	(58.2)	(43.8)	(42.4)
HP	(1,937.4)	(1,373.5)	(1,460.8)

Total intersegment sales	(2,048.9)	(1,448.5)	(1,550.4)

Consolidated sales	$11,351.2	$9,359.3	$8,828.1

Depreciation and amortization:
Pork	$136.8	$126.3	$104.9
International	21.2	18.6	24.3
HP	102.1	55.8	51.1
Other	0.4	0.5	0.6
Corporate	3.7	4.3	6.5

Consolidated depreciation and amortization	$264.2	$205.5	$187.4

Interest expense:
Pork	$86.2	$72.8	$49.3
International	21.6	14.8	16.9
HP	35.8	5.4	19.3
Other	0.3	(0.2)	1.3
Corporate	40.9	40.8	30.8

Consolidated interest expense	$184.8	$133.6	$117.6

	2008	2007	2006
	(in millions)
Equity in (income) loss of affiliates:
Pork	$(2.3)	$(1.4)	$(1.3)
International	(46.5)	(25.4)	(6.6)
HP	10.6	3.1	(4.3)
Other	(23.8)	(24.5)	1.1
Corporate	—	—	(0.4)

Consolidated equity in income of affiliates	$(62.0)	$(48.2)	$(11.5)

Operating profit (loss):
Pork	$449.4	$218.6	$147.6
International	76.9	36.8	(16.3)
HP	(98.1)	211.4	330.0
Other	28.2	40.8	42.9
Corporate	(59.6)	(84.9)	(73.5)

Consolidated operating profit	396.8	422.7	430.7

Interest expense	(184.8)	(133.6)	(117.6)

Income from continuing operations before income taxes	$212.0	$289.1	$313.1

Segment Asset Information
Assets:
Pork	$2,864.8	$2,463.2	$2,163.3
International	1,420.0	1,024.3	929.3
HP	3,095.3	1,875.2	1,579.7
Other	300.0	401.7	406.8
Corporate	531.3	585.2	416.6
Assets of discontinued operations held for sale	656.5	619.0	681.6

Consolidated assets	$8,867.9	$6,968.6	$6,177.3

Investments:
Pork	$13.5	$13.2	$10.9
International	529.6	401.5	191.7
HP	33.0	36.1	49.3
Other	88.5	77.7	53.2
Corporate	30.0	27.6	24.0

Consolidated investments	$694.6	$556.1	$329.1

Capital expenditures, net of proceeds:
Pork	$167.5	$201.3	$218.8
International	43.7	68.3	112.4
HP	233.7	190.3	29.9
Other	—	—	0.1
Corporate	15.3	0.6	1.1
Discontinued operations	13.5	19.0	38.4

Consolidated capital expenditures, net of proceeds	$473.7	$479.5	$400.7

The following table shows the change in the carrying amount of goodwill by reportable segment:

	Pork	Int’l.	HP	Other	Total
	(In millions)
Balance, April 30, 2006	$266.0	$143.2	$176.3	$19.5	$605.0
Acquisitions(1)	3.0	3.0	—	—	6.0
Contributions on formation of joint venture(2)	—	(34.0)	—	—	(34.0)
Purchase price adjustment(3)	(75.2)	—	—	—	(75.2)
Other goodwill adjustments(4)	—	15.4	(0.6)	—	14.8

Balance, April 29, 2007	193.8	127.6	175.7	19.5	516.6
Acquisitions(5)	32.8	6.1	276.3	—	315.2
Other goodwill adjustments(4)	(6.8)	38.7	0.9	—	32.8

Balance, April 27, 2008	$219.8	$172.4	$452.9	$19.5	$864.6

(1)	Reflects the acquisition of the remaining shares of Cumberland Gap in the Pork segment and of a company in the International segment.
(2)	Reflects the contribution of our French operations to Groupe Smithfield.
(3)	Reflects a $4.2 million adjustment to Cook’s purchase price due to working capital adjustments and a $79.4 million reclassification from goodwill to intangible assets.
(4)	Other goodwill adjustments primarily include foreign currency translations.
(5)	Reflects the acquisition of PSF and amounts related to the acquisition of a business in the International segment.

The following table presents our consolidated sales and long-lived assets attributed to operations by geographic area for the fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006:

	2008	2007	2006
	(in millions)
Sales:
U.S.	$10,136.2	$7,715.5	$7,731.8
International	1,215.0	1,643.8	1,096.3

Total sales	$11,351.2	$9,359.3	$8,828.1

Long-lived assets:
U.S.	$3,409.5	$2,625.9	$2,418.4
International	1,608.4	1,179.1	838.2

Total long-lived assets	$5,017.9	$3,805.0	$3,256.6

NOTE 13: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth	Fiscal Year
	(in millions, except per share data)
Fiscal 2008
Sales	$2,616.7	$2,747.0	$3,119.1	$2,868.4	$11,351.2
Gross profit	280.8	287.1	380.7	206.0	1,154.6
Income from continuing operations	56.6	23.4	57.4	1.8	139.2
Income (loss) from discontinued operations, net of tax	(2.0)	(6.0)	(2.9)	0.6	(10.3)
Net income	54.6	17.4	54.5	2.4	128.9
Net income per common share(1)
Basic
Continuing operations	$.43	$.17	$.43	$.01	$1.04
Discontinued operations	(.02)	(.04)	(.02)	.01	(.08)

Net income per basic common share	$.41	$.13	$.41	$.02	$.96

Diluted
Continuing operations	$.43	$.17	$.43	$.01	$1.04
Discontinued operations	(.02)	(.04)	(.02)	.01	(.08)

Net income per diluted common share	$.41	$.13	$.41	$.02	$.96

Fiscal 2007
Sales	$2,149.0	$2,176.6	$2,644.3	$2,389.4	$9,359.3
Gross profit	255.2	247.3	277.1	286.9	1,066.5
Income from continuing operations	42.8	49.1	68.2	51.8	211.9
Loss from discontinued operations, net of tax	(18.1)	(4.5)	(7.8)	(14.7)	(45.1)
Net income	24.7	44.6	60.4	37.1	166.8
Net income per common share(1)
Basic
Continuing	$.38	$.44	$.61	$.46	$1.90
Discontinued	(.16)	(.04)	(.07)	(.13)	(.41)

Net income per basic common share	$.22	$.40	$.54	$.33	$1.49

Diluted
Continuing	$.38	$.44	$.61	$.46	$1.89
Discontinued	(.16)	(.04)	(.07)	(.13)	(.40)

Net income per diluted common share	$.22	$.40	$.54	$.33	$1.49

(1)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.

NOTE 14: SUBSEQUENT EVENTS

Short-Term Credit Agreement

In May 2008 (fiscal 2009), we and Smithfield Packing secured an uncommitted credit line for $150.0 million from Citibank, N.A. The proceeds of any borrowings are to be used solely for general corporate purposes. The uncommitted credit line is secured by liens of real property and equipment of Smithfield Packing’s Tar Heel facility in Bladen County, North Carolina. We are required to repay principal amounts borrowed under this short-term credit line on the earliest to occur of demand, termination of the agreement by either party or November 2008 (fiscal 2009). In May 2008 (fiscal 2009), we borrowed $100.0 million under this short-term credit line and used the borrowings to pay down the U.S. Credit Facility.

Campofrió/Groupe Smithfield

In June 2008, Groupe Smithfield and Campofrío Alimentacíon S.A. announced that they had entered into a non-binding memorandum of understanding regarding a merger of their businesses. The merger would form a leading pan-European company in the processed meats sector. If the transaction takes place as currently under consideration, Campofrío, which is a publicly-traded company on the Spanish stock exchange, would issue shares to us and to our joint venture partner in Groupe Smithfield, Oaktree Capital Management LLC, in exchange for all of the membership interests in Groupe Smithfield. As a result, our ownership share in Campofrío would increase from 24% to 36% and we would cease to have any direct interest in Groupe Smithfield. The transaction remains subject to the negotiation of a definitive agreement which will require shareholder and regulatory approval. We cannot assure you that an agreement, either on the terms currently under consideration or other terms, will be reached or will receive the required approvals.

Schedule II

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED April 27, 2008

(in millions)

Column A	Column B	Column C Additions			Column D	Column E
Description	Balance at Beginning of Year	Charged to Income	Other Accounts	Acquisition Reserves(1)	Deductions	Balance at End of Year
Reserve for uncollectible accounts receivable:
Fiscal year ended April 27, 2008	$4.9	$2.7	$0.4	$1.0	$(0.9)	$8.1
Fiscal year ended April 29, 2007	8.9	2.4	(1.9)	—	(4.5)	4.9
Fiscal year ended April 30, 2006	12.7	1.3	(0.6)	0.3	(4.8)	8.9

Reserve for obsolete inventory:
Fiscal year ended April 27, 2008	$13.4	$8.7	$0.1	$0.1	$(6.1)	$16.2
Fiscal year ended April 29, 2007	11.9	4.1	0.4	—	(3.0)	13.4
Fiscal year ended April 30, 2006	8.4	3.5	—	1.0	(1.0)	11.9

(1)	Acquisition reserves represent the reserves recorded in connection with the creation of the opening balance sheets of entities acquired during the fiscal period indicated.

I-1