Form 10-Q
period 2008-07-27
SMITHFIELD FOODS INC
filed 2008-09-05
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2008

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

At August 29, 2008, 141,410,175 shares of the registrant’s Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

	13 Weeks Ended
	July 27, 2008	July 29, 2007
	(unaudited)
Sales	$3,141.8	$2,616.7
Cost of sales	2,944.9	2,335.9

Gross profit	196.9	280.8

Selling, general and administrative expenses	190.6	165.0
Equity in (income) loss of affiliates	2.1	(13.8)
Minority interests	1.7	1.6

Operating profit	2.5	128.0
Interest expense	44.5	41.4

Income (loss) from continuing operations before income taxes	(42.0)	86.6
Income tax expense (benefit)	(13.5)	30.0

Income (loss) from continuing operations	(28.5)	56.6
Income (loss) from discontinued operations, net of tax of $9.1 and $(1.0)	15.9	(2.0)

Net income (loss)	$(12.6)	$54.6

Income (loss) per share:
Basic:
Continuing operations	$(.21)	$.43
Discontinuing operations	.12	(.02)

Net income (loss) per common share	$(.09)	$.41

Diluted:
Continuing operations	$(.21)	$.43
Discontinued operations	.12	(.02)

Net income (loss) per diluted common share	$(.09)	$.41

Weighted average shares:
Weighted average basic shares	135.5	132.7
Effect of dilutive stock options	—	0.3

Weighted average diluted shares	135.5	133.0

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	July 27, 2008	April 27, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59.8	$57.3
Accounts receivable, net	782.7	738.1
Inventories	2,261.7	2,278.4
Prepaid expenses and other current assets	238.9	119.7
Assets of discontinued operations held for sale	654.8	656.5

Total current assets	3,997.9	3,850.0

Property, plant and equipment	4,425.0	4,332.8
Accumulated depreciation	(1,549.6)	(1,482.8)

Property, plant and equipment, net	2,875.4	2,850.0

Goodwill	873.2	864.6
Investments	717.6	694.6
Intangible assets, net	396.2	396.5
Other assets	220.4	212.2

Total assets	$9,080.7	$8,867.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$178.7	$169.3
Current portion of long-term debt and capital lease obligations	241.8	239.7
Accounts payable	554.4	589.8
Accrued expenses and other current liabilities	650.9	538.8
Liabilities of discontinued operations held for sale	143.1	138.4

Total current liabilities	1,768.9	1,676.0

Long-term debt and capital lease obligations	3,591.6	3,474.4
Other liabilities	576.7	652.4
Minority interests	17.6	16.9

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 141,410,175 and 134,398,175 issued and outstanding	70.7	67.2
Additional paid-in capital	1,231.5	1,130.2
Stock held in trust	(53.2)	(53.1)
Retained earnings	1,825.9	1,838.5
Accumulated other comprehensive income	51.0	65.4

Total shareholders’ equity	3,125.9	3,048.2

Total liabilities and shareholders’ equity	$9,080.7	$8,867.9

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	13 Weeks Ended
	July 27, 2008	July 29, 2007
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(12.6)	$54.6
Adjustments to reconcile net cash flows from operating activities:
(Income) loss from discontinued operations, net of tax	(15.9)	2.0
Equity in (income) loss of affiliates	2.1	(13.8)
Depreciation and amortization	68.9	64.7
Changes in operating assets and liabilities and other, net	(121.7)	(135.6)

Net cash flows from operating activities	(79.2)	(28.1)

Cash flows from investing activities:
Capital expenditures	(83.4)	(107.1)
Business acquisition, net of cash acquired	—	(40.0)
Investments and other	0.3	1.3

Net cash flows from investing activities	(83.1)	(145.8)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	400.0	523.6
Principal payments on long-term debt and capital lease obligations	(14.5)	(188.7)
Net repayments on revolving credit facilities and notes payable	(282.8)	(152.3)
Proceeds from the issuance of common stock and stock option exercises	122.3	0.3
Purchase of call options	(88.2)	—
Proceeds from the sale of warrants	36.7	—
Other	(11.0)	(5.8)

Net cash flows from financing activities	162.5	177.1

Cash flows from discontinued operations:
Net cash flows from operating activities	3.8	1.8
Net cash flows from investing activities	(3.5)	(3.3)
Net cash flows from financing activities	—	—

Net cash flows from discontinued operations activities	0.3	(1.5)

Effect of foreign exchange rate changes on cash	2.0	0.7
Net change in cash and cash equivalents	2.5	2.4
Cash and cash equivalents at beginning of period	57.3	57.8

Cash and cash equivalents at end of period	$59.8	$60.2

Non-cash investing and financing activities:
Investment in Butterball	$24.5	$—

Common stock issued for acquisition	$—	$620.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Smithfield Foods, Inc., together with its subsidiaries (the “Company,” “we,” “us” or “our”), is the largest hog producer and pork processor in the world. Currently, we are also the fifth largest beef processor in the U.S., subject to the sale of those operations discussed in Note 3—Discontinued Operations. We conduct our continuing operations through five reporting segments: Pork, International, Hog Production (HP), Other and Corporate.

You should read these statements in conjunction with the audited consolidated financial statements and the related notes which are included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008. The enclosed interim consolidated condensed financial information is unaudited. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods.

Unless otherwise stated, the amounts presented in these notes to our consolidated financial statements are based on continuing operations for all fiscal periods included. Certain prior year amounts have changed as a result of including our beef operations in discontinued operations.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we expect to adopt the provisions of FSP APB 14-1 beginning in the first quarter of fiscal 2010 (beginning May 4, 2009). The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. We have not yet finalized our evaluation of the impact of FSP APB 14-1 on our financial statements. However, when we are required to retrospectively apply the provisions of FSP APB 14-1 in fiscal 2010, we anticipate that interest expense for fiscal 2009 will be increased by $9.0 million to $14.0 million.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (2) information about the volume of derivative activity, (3) tabular disclosures about the balance sheet location and gross fair value of derivative instruments, and income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by contract type and (4) disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Therefore, we expect to adopt SFAS 161 beginning in the fourth quarter of fiscal 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. We adopted the provisions of SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS 157 for our nonrecurring fair value measurements of nonfinancial assets and liabilities, effective May 4, 2009 (fiscal 2010), will have a material impact on our consolidated financial statements. See Note 13— Fair Value Measurements for additional disclosures on fair value measurements.

NOTE 3: DISCONTINUED OPERATIONS

Smithfield Beef

In March 2008 (fiscal 2008), we entered into an agreement with JBS S.A., a company organized and existing under the laws of Brazil (JBS), to sell Smithfield Beef, our beef processing and cattle feeding operation that encompassed our entire Beef segment, to JBS for $565.0 million in cash.

The sale to JBS will include 100% of Five Rivers. We also entered into an agreement with Continental Grain Company (CGC) in March 2008 (fiscal 2008) to acquire from CGC the 50% of Five Rivers that we do not presently own in exchange for 2.167 million shares of our common stock. This transaction with CGC will occur immediately before the JBS transaction, is conditioned upon the JBS transaction taking place, and, assuming no changes in the beneficial ownership of CGC or in the number of our outstanding shares from the date of this report through the closing, will make CGC a beneficial owner of approximately 9% of our common stock. Paul J. Fribourg, a member of our board of directors, is Chairman, President and Chief Executive Officer of CGC. Michael J. Zimmerman, an advisory director of the Company, is Executive Vice President and Chief Financial Officer of CGC.

The JBS transaction excludes substantially all live cattle inventories held by Smithfield Beef and Five Rivers as of the closing date, together with the associated debt of Five Rivers. Live cattle currently owned by Five Rivers will be transferred to a new 50/50 joint venture between us and CGC, while live cattle currently owned by Smithfield Beef will be transferred to another subsidiary of ours. The excluded live cattle will be raised by JBS after closing for a negotiated fee and then sold at maturity at market-based prices. Proceeds from the sale of the excluded live cattle will be paid in cash to the Smithfield Foods/CGC joint venture or to us, as appropriate. We believe that most of the live cattle inventories will be sold within six months after closing, with substantially all sold within 12 months after closing. As of July 27, 2008, the proceeds from the sale of Smithfield Beef’s live cattle inventories and our interest in Five Rivers’ cattle inventory, net of the associated debt, are expected to be in excess of $150.0 million.

The respective transactions are subject to customary adjustments, including working capital adjustments. The transactions are also subject to regulatory review. On July 11, 2008, we completed our filing in response to the second request from the Antitrust Division of the Department of Justice. Barring regulatory delays, we anticipate the transactions will close during the second quarter of fiscal 2009. Accordingly, the results of Smithfield Beef are now being reported as discontinued operations. We expect that the net proceeds of the transactions will be used principally for debt reduction.

Smithfield Beef had sales and after-tax income of $814.1 million and $17.7 million, respectively, for the 13 weeks ended July 27, 2008. Smithfield Beef had sales and after-tax income of $747.5 million and $5.5 million, respectively, for the 13 weeks ended July 29, 2007. After-tax income included interest expense of $9.8 million and $10.4 million for the 13 weeks ended July 27, 2008 and July 29, 2007, respectively. Interest expense is allocated to discontinued operations based on specific borrowings by the discontinued operations.

The carrying amounts of the assets and liabilities held for sale at Smithfield Beef (including its investment in Five Rivers) are as follows:

July 27, 2008
(in millions)
Accounts receivable, net	$116.9
Non-cattle inventories	96.3
Prepaids and other current assets	10.1
Property, plant and equipment, net	147.3
Goodwill	115.9
Investments	156.7
Intangible assets, net	8.0
Other assets	3.6

Assets of discontinued operations held for sale	$654.8

Accounts payable	$63.2
Accrued expenses and other current liabilities	61.2
Other liabilities	18.7

Liabilities of discontinued operations held for sale	$143.1

Smithfield Bioenergy, LLC (SBE)

In May 2008 (fiscal 2009), we completed the sale of substantially all of the assets of SBE for $11.5 million. During the first quarter of fiscal 2008, we recorded an impairment charge of $6.7 million, net of tax of $3.8 million to write down the assets to their estimated fair value. We recorded an additional impairment charge of $2.9 million, net of tax of $1.6 million in the third quarter of fiscal 2008.

SBE had sales and an after-tax operating loss of $3.8 million and $1.8 million, respectively, for the 13 weeks ended July 27, 2008. SBE had sales and an after-tax loss of $8.8 million and $7.5 million (including an after-tax impairment charge of $6.7 million), respectively, for the 13 weeks ended July 29, 2007. The after-tax losses included interest expense of $0.8 million and $0.9 million for the 13 weeks ended July 27, 2008 and July 29, 2007, respectively.

NOTE 4: INVESTMENTS

We record our share of earnings and losses from our equity method investments in “equity in (income) loss of affiliates” within our consolidated condensed statements of income. Investments within our consolidated condensed balance sheets consist of the following:

(in millions)	% Owned	July 27, 2008	April 27, 2008
Groupe Smithfield S.L. (Groupe Smithfield)	50%	$285.1	$283.9
Campofrío Alimentación, S.A. (Campofrío)	24%	193.4	205.4
Butterball, LLC (Butterball)	49%	97.0	80.4
Other		142.1	124.9

Total investments		$717.6	$694.6

Equity in (income) loss of affiliates consists of the following:

	Segment	13 Weeks Ended
(in millions)		July 27, 2008	July 29, 2007
Butterball	Other	$6.5	$(7.4)
Campofrío	International	3.4	(0.2)
Groupe Smithfield	International	0.3	(4.5)
All other equity method investments	Various	(8.1)	(1.7)

Equity in (income) loss of affiliates		$2.1	$(13.8)

Groupe Smithfield—Campofrío Transaction

On June 30, 2008, we announced an agreement to sell Groupe Smithfield, of which we own 50%, to Campofrío in exchange for shares of Campofrío common stock. Under the agreement, Campofrío will merge with Groupe Smithfield. After giving effect to the merger, we will own 37% of the outstanding shares of the combined company, which will continue to be accounted for under the equity method of accounting.

The transaction is subject to the approval of Campfrío’s stockholders, regulatory approvals and customary closing conditions. Barring any regulatory delays, we expect the transaction to close before the end of calendar 2008.

Butterball Contribution

In July 2008 (fiscal 2009), we increased our investment in Butterball by converting $24.5 million of receivables due from Butterball to equity. Our joint venture partner made a similar investment.

NOTE 5: INVENTORIES

Inventories consist of the following:

(in millions)	July 27, 2008	April 27, 2008
Fresh and packaged meats	$821.3	$876.0
Live hogs	1,053.3	982.4
Live cattle	107.7	147.1
Manufacturing supplies	83.3	83.8
Other	196.1	189.1

Total inventories	$2,261.7	$2,278.4

NOTE 6: DEBT

In May 2008 (fiscal 2009), we obtained an uncommitted secured credit line for $150.0 million from Citibank, N.A. and borrowed $100.0 million under it. In July 2008 (fiscal 2009), we repaid the $100.0 million and terminated the credit line. The proceeds of the borrowing and the repayment were applied to and drawn from our U.S. revolving credit agreement (the U.S. Credit Facility).

In June 2008 (fiscal 2009), we exercised our option to increase the amount committed under the U.S. Credit Facility by $25.0 million, resulting in $1.3 billion of available borrowings under the U.S. Credit Facility.

In addition, in June 2008 (fiscal 2009), we entered into a $200.0 million unsecured committed credit facility, intended to help bridge our working capital needs through the time of the closing of the sale of Smithfield Beef in the event we were unable to issue the Convertible Notes described below. This credit facility replaced an existing and fully drawn $50.0 million bilateral line. We repaid the $50.0 million in June 2008 (fiscal 2009) and terminated this credit facility in July 2008 (fiscal 2009).

Convertible Notes

In July 2008 (fiscal 2009), we issued $400.0 million aggregate principal amount of 4% convertible senior notes due June 30, 2013 (the Convertible Notes) in a registered offering. The Convertible Notes are senior unsecured obligations. The Convertible Notes are payable with cash and, at certain times, are convertible into shares of our common stock based on an initial conversion rate, subject to adjustment, of 44.082 shares per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of approximately $22.68 per share). Upon conversion, a holder will receive cash up to the principal amount of the Convertible Notes and shares of our common stock for the remainder, if any, of the conversion obligation.

Prior to April 1, 2013, holders may convert their notes into cash and shares of our common stock, if any, at the applicable conversion rate under the following circumstances:

•

during any fiscal quarter if the last reported sale price of our common stock is greater than or equal to 120% of the applicable conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•

during the five business-day period after any ten consecutive trading-day period in which the trading price per $1,000 principal amount of notes was less than 98% of the last reported sale price of our common stock multiplied by the applicable conversion rate; or

•	upon the occurrence of specified corporate transactions.

On or after April 1, 2013, holders may convert their Convertible Notes at any time prior to the close of business on the third scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.

The Convertible Notes were accounted for as a combined instrument pursuant to EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Accordingly, we accounted for the entire agreement as one debt instrument as the conversion feature did not meet the requirements to be accounted for separately as a derivative financial instrument. On May 9, 2008, the FASB nullified the conclusions in EITF 90-19 and issued FSP APB 14-1. See Note 2: Recent Accounting Pronouncements for a discussion of FSP APB 14-1, which we expect to adopt in the first quarter of fiscal 2010 and will require retrospective application of its provisions to the Convertible Notes.

In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions with respect to our common stock to reduce potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions (collectively referred to as the Call Spread Transactions). We purchased call options that permit us to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment, which is the number of shares initially issuable upon conversion of the Convertible Notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment. See Note 10—Shareholders’ Equity for more information on the Call Spread Transactions.

The net proceeds of approximately $337.5 million from the issuance of the Convertible Notes and the Call Spread Transactions were used to retire short-term uncommitted credit lines and to reduce amounts outstanding under the U.S. Credit Facility.

Debt Covenants

Our various debt agreements contain financial covenants that require the maintenance of certain levels of ratios for working capital, net worth, fixed charges, leverage, interest coverage and capital expenditures. These financial covenants limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to shareholders, among other restrictions. During the first quarter of fiscal 2009, we amended the interest coverage ratio minimum from 3.0 to 1 to 2.0 to 1 under the U.S. Credit Facility and our €300.0 million secured revolving credit facility (the Euro Credit Facility). For our senior secured notes totaling $47.5 million outstanding as of July 27, 2008, we have sought and received (i) approval for effectively reducing the interest coverage ratio from 3.0 to 1 to 2.0 to 1, and (ii) a suspension of the debt to EBITDA ratio, both for the first and second quarter of fiscal 2009. Based on the foregoing, as of July 27, 2008, we were in compliance with all debt covenants.

NOTE 7: GUARANTEES

As part of our business, we are party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability in our consolidated balance sheet.

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: up to $92.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $71.0 million was outstanding as of July 27, 2008; up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures,

Granjas Carroll de Mexico (Granjas); and up to $2.5 million of debt borrowed by Pioneer Swine Finishing Company, LLC. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the U.S. Credit Facility.

NOTE 8: INCOME TAXES

Our effective tax rate was (32)% and 35% for the 13 weeks ended July 27, 2008 and July 29, 2007, respectively. The variation in the effective tax rate during these periods is mainly due to the effect of interest expense on unrecognized tax benefits in a period of loss when compared to a period of income. In a period of loss, interest expense on unrecognized tax benefits reduces the income tax benefit, and therefore reduces the effective tax rate. In a period of income, interest expense on unrecognized tax benefits increases income tax expense, and therefore increases the effective tax rate.

NOTE 9: PENSION PLANS

The components of net periodic pension cost consist of:

(in millions)	13 Weeks Ended
	July 27, 2008	July 29, 2007
Service cost	$6.4	$6.6
Interest cost	17.1	15.4
Expected return on plan assets	(17.4)	(16.6)
Net amortization	1.6	2.2

Net periodic pension costs	$7.7	$7.6

NOTE 10: SHAREHOLDERS’ EQUITY

Stock Options.

We issued 12,000 shares of common stock upon exercise of stock options during the first quarter of fiscal 2009.

Call Spread Transactions

In connection with the issuance of the Convertible Notes (see Note 6—Debt), we entered into separate convertible note hedge transactions with respect to our common stock to minimize the impact of potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions.

We purchased call options in private transactions that permit us to acquire up to approximately 17.6 million shares of our common stock at an initial strike price of $22.68 per share, subject to adjustment, for $88.2 million. In general, the call options allow us to acquire a number of shares of our common stock initially equal to the number of shares of common stock issuable to the holders of the Convertible Notes upon conversion. These call options will terminate upon the maturity of the Convertible Notes.

We also sold warrants in private transactions for total proceeds of approximately $36.7 million. The warrants permit the purchasers to acquire up to approximately 17.6 million shares of our common stock at an initial exercise price of $30.54 per share, subject to adjustment. The warrants expire on various dates from October 2013 (fiscal 2014) to December 2013 (fiscal 2014).

The Call Spread Transactions, in effect, increase the initial conversion price of the Convertible Notes from $22.68 per share to $30.54 per share, thus reducing the potential future economic dilution associated with conversion of the notes. The Convertible Notes and the warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the respective exercise prices of those instruments. The call options are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive.

We have analyzed the Call Spread Transactions under EITF 00-19 and other relevant literature, and determined that they meet the criteria for classification as equity instruments. As a result, we recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an increase to additional paid-in capital. In accordance with EITF 00-19, subsequent changes in fair value of those instruments are not recognized in the financial statements as long as the instruments continue to meet the criteria for equity classification.

COFCO Share Issuance

In July 2008 (fiscal 2009), we issued a total of 7,000,000 shares of our common stock to Starbase International Limited, a company registered in the British Virgin Islands, which is a subsidiary of COFCO (Hong Kong) Limited (COFCO). The shares were issued at a purchase price of $17.45 per share. The proceeds from the issuance of these shares were used to reduce amounts outstanding under the U.S. Credit Facility.

COFCO’s investment in the Company is passive in nature and the purchase agreement contains standstill provisions. The purchase agreement also contains restrictions on sales or other transfers of the shares by COFCO until July 9, 2009.

In connection with the sale, Mr. Gaoning Ning, the chairman of COFCO, was nominated as a director at our 2008 annual shareholders’ meeting, to serve for a term that will expire after three years (or earlier under certain circumstances). Our shareholders elected Mr. Ning at the meeting.

NOTE 11: COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) net of tax, consist of:

(In millions)	13 Weeks Ended
	July 27, 2008	July 29, 2007
Net income (loss)	$(12.6)	$54.6
Hedge accounting	(28.2)	(15.8)
Foreign currency translation	13.1	22.6
Pension accounting	0.7	—

Total comprehensive income (loss)	$(27.0)	$61.4

NOTE 12: DERIVATIVES AND HEDGING ACTIVITIES

Our meat processing and hog production operations use various raw materials, primarily live hogs, live cattle, corn and soybean meal, which are actively traded on commodity exchanges. We hedge these commodities when we determine conditions are appropriate to mitigate price risk. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. We attempt to closely match the commodity contract terms with the hedged item. We also enter into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and foreign exchange forward contracts to hedge certain exposures to fluctuating foreign currency rates.

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

Application of the hedge accounting method under SFAS 133 requires significant resources, extensive record keeping and systems. As a result of rising compliance costs and the complexity associated with the application of hedge accounting for commodity derivatives, we elected to discontinue the use of hedge accounting for such derivatives during the third quarter of fiscal 2007. All existing commodity hedging relationships were de-designated as of January 1, 2007. We also elected not to apply hedge designations for any exchange traded commodity derivative contracts entered into during the period beginning January 1, 2007 through April 27, 2008. Since discontinuing hedge accounting for commodity derivatives, we have invested in additional resources and systems and have begun to apply hedge accounting to certain commodity derivatives, primarily grain futures, entered into during fiscal 2009. We continue to apply hedge accounting for certain financial derivatives, primarily interest rate swaps and foreign exchange contracts.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The fair value of our open derivative financial instruments consists of(1):

(In millions)	July 27, 2008	April 27, 2008
Livestock	$(34.3)	$(26.5)
Grains	(86.3)	(5.6)
Energy	(0.5)	4.8
Interest rates	0.3	(2.0)
Foreign currency	(1.2)	(0.3)

(1)	negative amounts represent net liabilities

Undesignated Positions

Derivative instruments that are not designated as a hedge, that have been de-designated from a hedging relationship, or that do not meet the criteria for hedge accounting under SFAS 133, are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings in cost of sales.

Cash Flow Hedges

We use derivatives (primarily futures contracts) to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted purchase and sale of live hogs and the forecasted purchase of live cattle, corn and soybean meal. When hedge accounting is applied, derivative gains or losses from these cash flow hedges are deferred in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedged forecasted purchases or sales affect earnings. Gains and losses related to cash flow hedges are recorded in cost of sales in the consolidated statement of income. We generally do not hedge cash flows related to commodities beyond twelve months.

Ineffectiveness, as defined in SFAS 133, on cash flow hedges was $0.4 million for the 13 weeks ended July 27, 2008. As of July 27, 2008, there were deferred losses of $33.3 million in accumulated other comprehensive income relating to cash flow hedges.

Fair Value Hedges

Our commodity price risk management strategy also includes derivative instruments (primarily futures contracts) that are designed to hedge firm commitments to buy live hogs, live cattle, corn and soybean meal and hedges of live hog inventory. When hedge accounting is applied, derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Gains and losses related to hedges of firm commitments and live hog inventory are recognized in cost of sales in the consolidated statement of income.

Ineffectiveness on fair value hedges was $(2.5) million for the 13 weeks ended July 27, 2008. As of July 27, 2008, there were deferred gains of $3.0 million in other current assets relating to fair value hedges.

NOTE 13: FAIR VALUE MEASUREMENTS

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

•	Level 1—quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

•

Level 2—observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—unobservable for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were measured at fair value on a recurring basis as of July 27, 2008.

(In millions)	Fair Value Measurements	Level 1	Level 2	Level 3
Assets
Derivatives	$22.5	$22.0	$0.5	$—
Cash surrender value of life insurance policies	45.5	45.5	—	—
Marketable securities	1.6	1.6	—	—

Total	$69.6	$69.1	$0.5	$—

Liabilities
Derivatives	$144.5	$118.3	$26.2	$—

NOTE 14: REGULATION AND LITIGATION

Other than the following matters, there have been no significant developments regarding the litigation disclosed in Note 11 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008, nor have any significant new matters arisen during the thirteen weeks ended July 27, 2008.

Missouri Litigation

As previously disclosed in our Annual Report on Form 10-K filed on June 26, 2008, in 2002, lawsuits based on the law of nuisance were filed against Premium Standard Farms, Inc., now named Premium Standard Farms,

LLC (PSF) and CGC in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. In May 2008, plaintiffs filed a motion with the court seeking partial reconsolidation of the Adwell cases, which previously had been severed into individual actions by plaintiff and consolidated for trial by household. On July 8, 2008, the court granted plaintiffs’ motion and consolidated the claims of the remaining 49 Adwell plaintiffs by farm. As a result of that order, all plaintiffs around each farm will try their claims together, and there will be only 3 additional trials. PSF is appealing the order.

In July 2008, the same lawyers who filed the Adwell, Bounds, Herrold, Torrey and Cooper lawsuits filed a nuisance lawsuit entitled John Arnold, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Daviess County, Missouri. The Company, and two of our subsidiaries, PSF and KC2 Real Estate LLC, have all been named as defendants. There are three plaintiffs in the lawsuit, who are residents of Daviess County and who claim to live near swine farms owned or operated by defendants. Plaintiffs allege that odors from these farms interfere with the use and enjoyment of their properties. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages and costs. We have filed responsive pleadings, and discovery is ongoing.

We believe we have good defenses to all of the actions described above and intend to defend vigorously these suits.

NOTE 15: SEGMENT DATA

We conduct our continuing operations through five reporting segments: Pork, International, HP, Other and Corporate, each of which is comprised of a number of subsidiaries. As discussed in Note 3—Discontinued Operations, we are disposing of our Beef segment, which is now being reported in discontinued operations.

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

The following table presents sales and operating profit by segment for the fiscal periods indicated:

(in millions)	13 Weeks Ended
	July 27, 2008	July 29, 2007
Sales:
Segment sales—
Pork	$2,579.2	$2,228.2
International	405.3	246.7
Hog Production	725.8	605.6
Other	44.2	37.6

Total segment sales	3,754.5	3,118.1

Intersegment sales—
Pork	(14.6)	(13.2)
International	(16.3)	(11.8)
Hog Production	(581.8)	(476.4)

Total intersegment sales	(612.7)	(501.4)

Consolidated sales	$3,141.8	$2,616.7

Operating profit (loss):
Pork	$61.7	$26.5
International	5.9	14.9
Hog Production	(38.8)	93.0
Other	(6.7)	10.7
Corporate	(19.6)	(17.1)

Consolidated operating profit	$2.5	$128.0

NOTE 16: SUBSEQUENT EVENT

In August 2008 (fiscal 2009), we entered into a three-year $200.0 million term loan with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank) maturing on August 29, 2011. The term loan has a fixed interest rate of 6.83%. The term loan will replace $150.0 million of short-term uncommitted facilities which were available and borrowed from Rabobank at the end of the first quarter of fiscal 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following information in conjunction with the unaudited consolidated condensed financial statements and the related notes in this Quarterly Report and the audited financial statements and the related notes as well as Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008.

Unless otherwise stated, the amounts presented in the following discussion are based on continuing operations for all fiscal periods included. Certain prior year amounts have changed as a result of including our beef operations in discontinued operations.

EXECUTIVE OVERVIEW

We are the largest hog producer and pork processor in the world. Currently, we are also the fifth largest beef processor in the U.S. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We operate in a cyclical industry and our results are significantly affected by fluctuations in commodity prices for hogs, cattle and grains. Some of the factors that we believe are critical to the success of our business are our ability to:

•	maintain and expand market share,

•	develop and maintain strong customer relationships,

•	continually innovate and differentiate our products, and

•	manage risk in volatile commodities markets.

We conduct our continuing operations through five reporting segments: Pork, International, HP, Other and Corporate. As discussed under “Significant Events Affecting Results of Operations—Discontinued Operations,” we are disposing of our Beef segment, which is now being reported in discontinued operations. Each segment is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe, Mexico and China. The HP segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations and our interest in Butterball. The Corporate segment provides management and administrative services to support our other segments.

RESULTS OF OPERATIONS

First Quarter of Fiscal 2009 Summary

We incurred a net loss of $12.6 million, or $(.09) per diluted share, in the first quarter of fiscal 2009, compared to net income of $54.6 million, or $.41 per diluted share, in the same quarter last year. The following significant factors impacted first quarter of fiscal 2009 results compared to the first quarter of fiscal 2008:

•	Pork segment operating profit increased sharply on higher sales volumes due to very high slaughter rates and strong export demand.

•

International segment operating profit declined in spite of significant sales growth. The decline is mainly attributable to less favorable results from our equity method investments and significantly higher raw material costs.

•	The HP segment incurred an operating loss due to significantly higher feed costs.

•	The Other segment incurred an operating loss as a result of significantly higher feed costs and less favorable results at Butterball.

•

We generated income from discontinued operations of $15.9 million, net of tax, in the current year compared to a loss in the prior year of $2.0 million. The year over year change is primarily due to a more favorable beef processing environment and improved results from our cattle feeding operations and our cattle feeding joint venture, Five Rivers. In addition, the loss in the prior year included an impairment charge on the assets of SBE of $6.7 million.

Outlook

The commodity markets affecting our business are extremely volatile and fluctuate on a daily basis. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

•

Pork—Throughout fiscal 2008 and during the first quarter of fiscal 2009, the industry experienced record hog slaughter levels. High grain prices could not be fully passed on because of record high hog supplies, which contributed to unprofitable hog raising economics. The industry has responded with sow liquidation that should result in fewer market hogs in fiscal 2010. We expect fresh pork prices and live hog values will increase gradually over time as supplies tighten. The impact on our results of operations of higher pork and packaged meats prices resulting from increasing commodity prices will depend on the level of consumer acceptance of such increases, which is uncertain.

Near term, a relatively weak dollar, low hog prices and strong export demand should continue to support export sales. However, some of our competitive advantage may be lost if fresh meat prices rise significantly.

•

International—Similar to conditions in the U.S., hog producers in Europe have experienced high grain prices and large losses. They have reacted with herd liquidation. We expect lower slaughter levels will likely result in higher hog prices in Europe and pressure on fresh meat and packaged meats margins. We will attempt to mitigate this margin pressure though price increases, volume and productivity increases and improved operating performance. We will continue to explore strategic opportunities to maximize the value of our European assets.

•

HP—Strong world wide demand may continue to push grain prices to record high levels and would translate to higher raising costs. We will attempt to use risk management tools to dampen the effects of price spikes. Government mandates and subsidies for ethanol production, however, will continue to adversely affect the price of grains and our raising costs.

Hog supplies have been at record high levels. Herd reductions should tighten supplies and push prices higher in both the U.S. and Europe. We expect it will take several quarters for the oversupply situation to correct itself. Our hog production operations will not likely achieve profitability in the near term.

•	Other—We anticipate high grain costs will continue to adversely impact profitability of our turkey operations.

Significant Events Affecting Results of Operations

Acquisition

In May 2007 (fiscal 2008), we acquired PSF for approximately $800.0 million in stock and cash including $125.4 million of assumed debt. PSF is one of the largest vertically integrated providers of pork products to the retail, wholesale, foodservice, further processor and export markets. PSF’s results from pork processing operations are being reported in our Pork segment and results from hog production are being reported in our HP segment. Prior to the acquisition, PSF had net sales of $893.0 million for its fiscal year ended March 31, 2007. The first quarter of fiscal 2008 includes 12 weeks of results from PSF.

Discontinued operations

Smithfield Beef

In March 2008 (fiscal 2008), we entered into an agreement with JBS to sell Smithfield Beef, our beef processing and cattle feeding operation that encompassed our entire Beef segment, to JBS for $565.0 million in cash.

The sale to JBS will include 100% of Five Rivers. We also entered into an agreement with CGC in March 2008 (fiscal 2008) to acquire from CGC the 50% of Five Rivers that we do not presently own in exchange for 2.167 million shares of our common stock. This transaction with CGC will occur immediately before the JBS transaction, is conditioned upon the JBS transaction taking place, and, assuming no changes in the beneficial ownership of CGC or in the number of our outstanding shares from the date of this report through closing, will make CGC a beneficial owner of approximately 9% of our common stock.

The JBS transaction excludes substantially all live cattle inventories held by Smithfield Beef and Five Rivers as of the closing date, together with the associated debt of Five Rivers. Live cattle currently owned by Five Rivers will be transferred to a new 50/50 joint venture between us and CGC, while live cattle currently owned by Smithfield Beef will be transferred to another subsidiary of ours. The excluded live cattle will be raised by JBS after closing for a negotiated fee and then sold at maturity at market-based prices. Proceeds from the sale of the excluded live cattle will be paid in cash to the Smithfield Foods/CGC joint venture or to us, as appropriate. We believe that most of the live cattle inventories will be sold within six months after closing, with substantially all sold within 12 months after closing. As of July 27, 2008, the proceeds from the sale of Smithfield Beef’s live cattle inventories and our interest in Five Rivers’ cattle inventory, net of the associated debt, are expected to be in excess of $150.0 million.

The respective transactions are subject to customary adjustments, including working capital adjustments. On July 11, 2008, we completed our filing in response to the second request from the Antitrust Division of the Department of Justice. Barring regulatory delays, we anticipate the transactions will close during the second quarter of fiscal 2009. Accordingly, the results of Smithfield Beef are now being reported as discontinued operations. We expect that the net proceeds of the transactions will be used principally for debt reduction.

Smithfield Beef had sales and after-tax income of $814.1 million and $17.7 million, respectively, for the 13 weeks ended July 27, 2008. Smithfield Beef had sales and after-tax income of $747.5 million and $5.5 million, respectively, for the 13 weeks ended July 29, 2007. After-tax income included interest expense of $9.8 million and $10.4 million for the 13 weeks ended July 27, 2008 and July 29, 2007, respectively. Interest expense is allocated to discontinued operations based on specific borrowings by the discontinued operations.

Smithfield Bioenergy, LLC

In May 2008 (fiscal 2009), we completed the sale of substantially all of the assets of SBE for $11.5 million. During the first quarter of fiscal 2008, we recorded an impairment charge of $6.7 million, net of tax of $3.8 million to write down the assets to their estimated fair value. We recorded an additional impairment charge of $2.9 million, net of tax of $1.6 million in the third quarter of fiscal 2008.

SBE had sales and an after-tax operating loss of $3.8 million and $1.8 million, respectively, for the 13 weeks ended July 27, 2008. SBE had sales and an after-tax loss of $8.8 million and $7.5 million (including an after-tax impairment charge of $6.7 million), respectively, for the 13 weeks ended July 29, 2007. The after-tax losses included interest expense of $0.8 million and $0.9 million for the 13 weeks ended July 27, 2008 and July 29, 2007, respectively.

Consolidated Results of Operations

Sales and cost of sales

	13 Weeks Ended
(in millions)	July 27, 2008	July 29, 2007	% Change
Sales	$3,141.8	$2,616.7	20
Cost of sales	2,944.9	2,335.9	26

Gross profit	196.9	280.8	(30)

Gross profit margin	6%	11%

The following items explain the significant changes in sales and gross profit:

•	Fresh pork volumes increased 32% worldwide on very high slaughter rates and stronger exports.

•	Stronger underlying foreign currencies contributed approximately $76.0 million of sales, or a 3% increase.

•	Higher feed and feed ingredient costs increased cash-basis raising costs by 24%.

•	Transportation and energy costs were significantly higher compared to last year due to higher fuel prices and higher export volume.

•	We had gains of $7.6 million on commodity derivative contracts during the first quarter of fiscal 2009 compared to gains of $30.8 million in the same period last year.

Selling, general and administrative expenses

	13 Weeks Ended
(in millions)	July 27, 2008	July 29, 2007	% Change
Selling, general and administrative expenses	$190.6	$165.0	16

The increase in selling, general and administrative expenses was primarily related to a $16.2 million decrease in foreign exchange gains. Excluding foreign exchange gains, selling, general and administrative expenses increased $9.4 million, or 5%.

Equity in (income) loss of affiliates

	13 Weeks Ended
(in millions)	July 27, 2008	July 29, 2007	% Change
Butterball	$6.5	$(7.4)	(188)
Campofrío	3.4	(0.2)	NM
Groupe Smithfield	0.3	(4.5)	(107)
All other equity method investments	(8.1)	(1.7)	376

Totals	$2.1	$(13.8)	(115)

The following items explain the significant changes in equity in (income) loss of affiliates:

•	Groupe Smithfield’s results were negatively impacted by higher raw material costs, competitive price pressures and an adverse product mix.

•	Our share of Campofrío’s loss included $5.5 million of operating losses and impairment charges relating to its discontinued Russian operations.

•	Butterball’s results were negatively impacted by a significant increase in raw material costs.

•	The results of our international hog production investments improved on significantly higher hog prices, which were partially offset by higher raw material costs.

Interest expense

	13 Weeks Ended
(in millions)	July 27, 2008	July 29, 2007	% Change
Interest expense	$44.5	$41.4	7

The increase in interest expense was primarily due to additional borrowings, partially offset by significantly lower average rates on our credit facilities. Total debt, including notes payable, increased to $4,007.5 million as of July 27, 2008 primarily due to higher working capital requirements that resulted from higher commodity input costs.

Income tax expense

	13 Weeks Ended
(in millions)	July 27, 2008	July 29, 2007
Income tax expense (benefit)	$(13.5)	$30.0
Effective tax rate	(32)%	35%

The variation in the effective tax rate is mainly due to the effect of interest expense on unrecognized tax benefits in a period of loss when compared to a period of income. In a period of loss, interest expense on unrecognized tax benefits reduces the income tax benefit, and therefore reduces the effective tax rate. In a period of income, interest expense on unrecognized tax benefits increases income tax expense, and therefore increases the effective tax rate.

Segment Results

The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.

Pork Segment

	13 Weeks Ended
(in millions)	July 27, 2008	July 29, 2007	% Change
Sales	$2,579.2	$2,228.2	16
Operating profit	61.7	26.5	133

Sales volume
Total			18
Fresh pork			33
Packaged meats			—

Average unit selling price			(2)
Average domestic live hog market prices(1)			4

(1)	Represents the change in the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

The following items explain the significant changes in Pork segment sales and operating profit:

•	Sales and operating profit were positively impacted by an 18% increase in sales volumes primarily due to very high slaughter rates and strong export demand.

•	Sales and operating profit were negatively impacted by a 2% decrease in average unit selling price primarily due to changes in the mix of fresh pork and packaged meats sales.

•	Excluding the effect of the sales volume change, we experienced an increase in transportation and energy costs of approximately $43.6 million due to higher fuel prices and higher export volume.

International Segment

	13 Weeks Ended
(in millions)	July 27, 2008	July 29, 2007	% Change
Sales	$405.3	$246.7	64
Operating profit	5.9	14.9	(60)

Sales volume
Total			18
Fresh pork			16
Packaged meats			5

Average unit selling price			39

The following items explain the significant changes in International segment sales and operating profit:

•	Sales increased $75.6 million, or 31%, due to foreign currency translation. The change is attributable to stronger underlying functional currencies of our foreign subsidiaries.

•	The first quarter of fiscal 2009 included sales of $27.1 million related to an acquired business in Romania.

•	Excluding acquisitions, total sales volume increased 10% with fresh pork volume increasing 8% and packaged meats volume increasing 5%.

•	Excluding the effect of foreign currency translation, sales and operating profit were positively impacted by a 13% increase in the average unit selling price.

•

We recorded a loss from our equity method investments of $3.2 million in the first quarter of fiscal 2009 compared to equity income of $5.5 million in the same quarter last year. The loss included operating losses and impairment charges taken by Campofrío on its discontinued Russian operations, our share of which was $5.5 million. In addition, higher raw material costs, competitive price pressures and an adverse product mix negatively affected the results of Groupe Smithfield.

•	Operating profit was negatively impacted by significantly higher raw material costs.

Hog Production Segment

	13 Weeks Ended
(in millions)	July 27, 2008	July 29, 2007	% Change
Sales	$725.8	$605.6	20
Operating profit (loss)	(38.8)	93.0	(142)

Head sold	4.8	4.4	8
Average domestic live hog market prices(1)			4
Domestic raising costs(2)			24

(1)	Represents the change in the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
(2)	Represents cash-basis production cost.

The following items explain the significant changes in HP segment sales and operating profit:

•

Total head sold increased 8% reflecting increased production as our livestock recovered from the impact of circovirus last year. In addition, the first quarter of fiscal 2009 includes 13 weeks of sales from PSF compared to 12 weeks in the same period last year.

•	Selling price per head increased 7% primarily due to higher live hog market prices.

•

Higher grain costs have adversely affected operating profit. Corn and soybean meal prices increased 39% and 33%, respectively. The increase in grain costs is mainly attributable to increased worldwide demand for corn.

•	Gains on foreign currency transactions decreased by $10.6 million.

Other Segment

	13 Weeks Ended
(in millions)	July 27, 2008	July 29, 2007	% Change
Sales	$44.2	$37.6	18
Operating profit (loss)	(6.7)	10.7	(163)

The following items explain the significant changes in Other segment sales and operating profit:

•

We recorded a loss from our equity method investments of $6.4 million in the first quarter of fiscal 2009 compared to equity income of $7.7 million in the same quarter last year. This decline is primarily due to less favorable results at Butterball due to substantially higher raw material costs.

•

The increase in sales was due to a 19% increase in average unit selling price, partially offset by a 1% decrease in sales volumes. The increase in selling prices reflects higher feed costs being partially passed to Butterball.

•	The effects of sales growth on operating profit were offset by substantially higher feed costs.

Corporate Segment

(in millions)	13 Weeks Ended
	July 27, 2008	July 29, 2007	% Change
Operating loss	$(19.6)	$(17.1)	(15)

The following items explain the significant changes in the Corporate segment’s operating loss:

•	Gains on foreign currency transactions decreased by $3.2 million.

•	Variable compensation expense decreased due to lower consolidated profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the fiscal periods indicated.

(in millions)	13 Weeks Ended
	July 27, 2008	July 29, 2007
Net cash flows from:
Operating activities	$(79.2)	$(28.1)
Investing activities	(83.1)	(145.8)
Financing activities	162.5	177.1
Discontinued operations	0.3	(1.5)
Effect of currency exchange rates on cash	2.0	0.7

Net change in cash and cash equivalents	$2.5	$2.4

Cash Flows from Operating Activities

We have historically generated positive cash flows from operating activities. However, current economic conditions have pressured margins, operating profits and cash from operations. Our swine inventories are turned about 2.5 to 3.0 times per year and the inventory costs are directly related to movements in grain prices. The recent bull grain market has significantly and adversely impacted cash flow in all our swine operations around the world. As noted below, these circumstances affected us in the first quarter of fiscal 2008, but even more dramatically in the first quarter of fiscal 2009.

Cash requirements for livestock feed have increased significantly over the prior year. Worldwide demand for grains drives our cash requirements both in our domestic and international hog production operations. For example, our domestic cash-basis raising costs for the first quarter of fiscal 2009 were $61 per hundredweight compared to $49 per hundredweight for the previous year. We believe these increases, at least in part, can be traced directly back to the United States’ ‘corn to ethanol’ policy. While no one can determine precisely the exact impact of this policy, we think that the impact on corn prices has been substantial and will continue to drive increasing cash requirements in our hog production operations.

The following items explain the significant changes in cash flows from operating activities:

•	We experienced a net loss from continuing operations of $28.5 million in the first quarter of fiscal 2009 compared to net income of $56.6 million in the same period last year.

•	Raw material input costs increased substantially, particularly grains and fuel.

•

Cash paid for the settlement of derivative contracts and for margin requirements was $66.2 million in the first quarter of fiscal 2009 compared to cash received of $33.0 million in the same period last year.

Cash Flows from Investing Activities

The following items explain the significant sources and uses of cash from investing activities for the 13 weeks ended July 27, 2008 and July 29, 2007:

13 Weeks Ended July 27, 2008:

•	Capital expenditures totaled $83.4 million, primarily related to plant and hog farm improvement projects.

13 Weeks Ended July 29, 2007:

•	Capital expenditures totaled $107.1 million, primarily related to packaged meats expansion, plant improvement projects and additional hog production facilities.

•	We used $40.0 million for the acquisition of PSF.

Cash Flows from Financing Activities

The following items explain the significant sources and uses of cash from financing activities for the 13 weeks ended July 27, 2008 and July 29, 2007:

13 Weeks Ended July 27, 2008:

•

We received net proceeds of $337.5 million from the issuance of the Convertible Notes and the Call Spread Transactions (see further discussion under “Fiscal 2009 Activities—Convertible Notes and Call Spread Transactions”).

•	We had net repayments of $291.6 million on our long-term credit facilities.

•	We received $122.2 million from the issuance of common stock (see further discussion under “Fiscal 2009 Activities—COFCO Share Issuance”).

•	We repaid principal of $14.5 million on long-term debt and capital leases.

•	We had net borrowings on notes payable of $8.8 million.

13 Weeks Ended July 29, 2007:

•

In June 2007 (fiscal 2008), we issued $500.0 million of 7.75% senior unsecured notes that mature in 2017. We used the proceeds from this issuance to repay existing indebtedness, principally on our U.S. Credit Facility.

•	We had net repayments of $155.5 million on our long-term credit facilities.

•	We repaid certain long-term debt instruments that matured during the first quarter of fiscal 2008 totaling $188.7 million.

Fiscal 2009 Activities

As noted above, our recent cash requirements have been substantial. We have taken a number of steps to assure ourselves that we will have needed liquidity for fiscal 2009.

Credit Facilities

In May 2008 (fiscal 2009), we obtained an uncommitted secured credit line for $150.0 million from Citibank, N.A. and borrowed $100.0 million under it. In July 2008 (fiscal 2009), we repaid the $100.0 million and terminated the credit line. The proceeds of the borrowing and the repayment were applied to and drawn from the U.S. Credit Facility.

In June 2008 (fiscal 2009), we exercised our option to increase the amount committed under the U.S. Credit Facility by $25.0 million, resulting in $1.3 billion of available borrowings under the U.S. Credit Facility.

In addition, in June 2008 (fiscal 2009), we entered into a $200.0 million unsecured committed credit facility, intended to help bridge our working capital needs through the time of the closing of the sale of Smithfield Beef in the event we were unable to issue the Convertible Notes described below. This credit facility replaced an existing and fully drawn $50.0 million bilateral line. We repaid the $50.0 million in June 2008 (fiscal 2009) and terminated this credit facility in July 2008 (fiscal 2009).

As of July 27, 2008, we had aggregate credit facilities and credit lines, including uncommitted credit lines, totaling $2,056.4 million including unused capacity of $504.1 million, of which $486.6 million represents unused capacity under the U.S. Credit Facility. There was no available capacity under our Euro Credit Facility.

Smithfield Beef

As discussed in greater detail earlier under “Significant Events Affecting Results of Operations—Discontinued Operations,” we expect to receive $565.0 million in cash in connection with our pending sale of Smithfield Beef. In addition, as of July 27, 2008, the proceeds from the sale of Smithfield Beef’s live cattle inventories, together with our 50% interest in Five Rivers’ cattle inventories, net of associated debt, are expected to be in excess of $150.0 million. Although the transactions are subject to regulatory review (and we have completed our filing in response to the second request from the Antitrust Division of the Department of Justice) and there are other conditions to closing, we believe the Smithfield Beef sale will close in the second quarter of fiscal 2009. Most of the live cattle inventories will be sold within six months after closing of the Smithfield Beef sale, with substantially all sold within 12 months after closing. We expect to use the proceeds from these transactions principally to pay down debt.

Convertible Notes and Call Spread Transactions

In July 2008, we issued $400.0 million aggregate principal amount of 4% convertible senior notes due June 30, 2013 in a registered offering. The Convertible Notes are payable with cash and, at certain times, are convertible into shares of our common stock based on an initial conversion rate, subject to adjustment, of 44.082 shares per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of approximately $22.68 per share). Upon conversion, a holder will receive cash up to the principal amount of the Convertible Notes and shares of our common stock for the remainder, if any, of the conversion obligation.

In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions with respect to our common stock to minimize the impact of potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions.

We purchased call options in private transactions that permit us to acquire up to approximately 17.6 million shares of our common stock at an initial strike price of $22.68 per share, subject to adjustment, for $88.2 million. We also sold warrants in private transactions for total proceeds of approximately $36.7 million. The warrants permit the purchasers to acquire up to approximately 17.6 million shares of our common stock at an initial exercise price of $30.54 per share, subject to adjustment.

The Call Spread Transactions, in effect, increase the initial conversion price of the Convertible Notes from $22.68 per share to $30.54 per share, thus reducing the potential future economic dilution associated with conversion of the notes. The Convertible Notes and the warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the respective exercise prices of those instruments. The call options are excluded from the calculation of diluted earnings per share as their impact is always anti-dilutive.

The net proceeds of approximately $337.5 million from the issuance of the Convertible Notes and the Call Spread Transactions were used to retire short-term uncommitted credit lines and to reduce amounts outstanding under the U.S. Credit Facility.

COFCO Share Issuance

In July 2008 (fiscal 2009), we issued a total of 7,000,000 shares of our common stock to Starbase International Limited, a company registered in the British Virgin Islands which is a subsidiary of COFCO (Hong Kong)

Limited (COFCO). The shares were issued at a purchase price of $17.45 per share. The proceeds from the issuance of these shares were used to reduce amounts outstanding under the U.S. Credit Facility.

COFCO’s investment in the Company is passive in nature and the purchase agreement contains standstill provisions. The purchase agreement also contains restrictions on sales or other transfers of the shares by COFCO until July 9, 2009.

Term loan

In August 2008 (fiscal 2009), we entered into a three-year $200.0 million term loan with Rabobank maturing on August 29, 2011. The term loan has a fixed interest rate of 6.83%. The term loan will replace $150.0 million of short-term uncommitted facilities which were available and borrowed from Rabobank at the end of the first quarter of fiscal 2009.

Credit Ratings

In June 2008 (fiscal 2009), Standard & Poor’s Rating Services (S&P) downgraded our ‘BB+’ credit rating to ‘BB-’. Based on amounts outstanding as of July 27, 2008, the annual pretax impact to earnings of this downgrade by S&P can be expected to be $2.5 million, all of which will be related to increased interest expense. Also in June 2008 (fiscal 2009), Moody’s Investor Services (Moody’s) placed our ‘Ba2’ credit rating on negative watch. The interest rates on the majority of our variable interest rate debt is tied to our S&P and Moody’s credit ratings and would be affected by a downgrade in our credit ratings by Moody’s. A further downgrade by S&P would not impact the interest rate on our variable rate debt because our current S&P rating falls within our lowest category of pricing. If Moody’s were to downgrade our credit rating by one level, the variable interest rate on our U.S. Credit Facility would not be affected, but the variable interest rate on the Euro Credit Facility would increase by 0.15%. Based on amounts outstanding as of July 27, 2008, the annual pretax impact to earnings of a one level downgrade by Moody’s would be $0.7 million, all of which would be related to increased interest expense.

Debt Covenants

Our various debt agreements contain financial covenants that require the maintenance of certain levels of ratios for working capital, net worth, fixed charges, leverage, interest coverage and capital expenditures. These financial covenants limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to shareholders, among other restrictions. During the first quarter of fiscal 2009, we amended the interest coverage ratio minimum from 3.0 to 1 to 2.0 to 1 under the U.S. Credit Facility and the Euro Credit Facility. For our senior secured notes totaling $47.5 million outstanding as of July 27, 2008, we have sought and received (i) approval for effectively reducing the interest coverage ratio from 3.0 to 1 to 2.0 to 1, and (ii) a suspension of the debt to EBITDA ratio, both for the first and second quarter of fiscal 2009. Based on the foregoing, as of July 27, 2008, we were in compliance with all debt covenants.

Additional Matters Affecting Liquidity

Capital Projects

We anticipate a significant decline in capital spending in the near term, especially in our Eastern European operations. As of July 27, 2008, we had approved capital expenditures of approximately $100.0 million. These commitments are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities.

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

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the first quarter of fiscal 2009, margin deposits ranged from $7.0 million to $179.6 million. The average daily amount on deposit with brokers during the first quarter of fiscal 2009 was $68.4 million.

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

Litigation Costs

PSF, certain of our other subsidiaries and affiliates and us are parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs’ use and enjoyment of their properties. These claims are more fully described in “Item 3. Legal Proceedings—Missouri Litigation,” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008 and “Item 1. Legal Proceedings—Missouri litigation” herein. We established a reserve estimating our liability for these and similar potential claims on the opening balance sheet for our acquisition of PSF. Consequently, expenses and other liabilities associated with these claims will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Although we recognize the uncertainties of litigation, based on our historical experience and our understanding of the facts and circumstances underlying these claims, we believe that these claims will not have a material adverse effect on our results of operations or financial condition.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, changes in our credit rating, access to capital, the investment performance of our pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and dispositions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for fiscal 2008. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For complete quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended April 27, 2008. Our exposure to market risk from commodities is detailed below.

The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of July 27, 2008 and April 27, 2008.

(in millions)	July 27, 2008	April 27, 2008
Livestock	$139.0	$160.7
Grains	83.7	24.7
Energy	2.9	2.9
Interest rates	0.1	2.0
Foreign currency	1.0	1.3

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of July 27, 2008. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of July 27, 2008.

There were no changes in our internal control over financial reporting during our first quarter of fiscal 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Missouri litigation

As previously disclosed in our Annual Report on Form 10-K filed on June 26, 2008, in 2002, lawsuits based on the law of nuisance were filed against PSF and CGC in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. In May 2008, plaintiffs filed a motion with the court seeking partial reconsolidation of the Adwell cases, which previously had been severed into individual actions by plaintiff and consolidated for trial by household. On July 8, 2008, the court granted plaintiffs’ motion and consolidated the claims of the remaining 49 Adwell plaintiffs by farm. As a result of that order, all plaintiffs around each farm will try their claims together, and there will be only 3 additional trials. PSF is appealing the order.

In July 2008, the same lawyers who filed the Adwell, Bounds, Herrold, Torrey and Cooper lawsuits filed a nuisance lawsuit entitled John Arnold, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Daviess County, Missouri. The Company, and two of our subsidiaries, PSF and KC2 Real Estate LLC, have all been named as defendants. There are three plaintiffs in the lawsuit, who are residents of Daviess County and who claim to live near swine farms owned or operated by defendants. Plaintiffs allege that odors from these farms interfere with the use and enjoyment of their properties. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages and costs. We have filed responsive pleadings, and discovery is ongoing.

We believe we have good defenses to all of the actions described above and intend to defend vigorously these suits.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for fiscal 2008 includes a listing of risk factors to be considered by investors in our securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 28 to May 27, 2008	—	$—	—	2,873,430
May 28 to June 27, 2008	—	—	—	2,873,430
June 28 to July 27, 2008	5,156	20.57	—	2,873,430

Total	5,156	$20.57	—	2,873,430

(1)	The purchases were made in open market transactions and the shares are held in a rabbi trust to mirror deferred stock grants and fee deferrals made under the Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (the Directors Plan). The Directors Plan was approved by our shareholders on August 26, 2005 and authorized 300,000 shares for distribution to non-employee directors under its terms.
(2)	As of July 27, 2008, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were authorized on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws effective August 27, 2008, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 4.1	—	First Amendment, dated as of July 28, 2006, to Revolving Credit Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors from time to time party thereto, the lenders from time to time party thereto, Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc., as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent (filed herewith).

Exhibit 4.2	—	Second Amendment dated June 25, 2008 to Revolving Credit Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors from time to time party thereto, the lenders from time to time party thereto, Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc., as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent, relating to a $1,300,000,000 secured revolving credit facility, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2008).

Exhibit 4.3	—	Amendment dated August 13, 2007 to Multicurrency Revolving Facility Agreement dated August 22, 2006 between Smithfield Foods, Inc., Smithfield Capital Europe BV, the subsidiary guarantors party thereto, the lenders party thereto, BNP Paribas and Société Générale Corporate & Investment Banking as lead arrangers, and Société Générale as facility agent and security agent relating to a €300,000,000 secured revolving credit facility (filed herewith).

Exhibit 4.4	—	Agreement for Financial and Registered Pledges over the Shares in Prima Farms Sp. z o.o., dated October 26, 2007, between Smithfield Foods, Inc., as a pledgor, and Société Générale, as a pledgee (filed herewith).

Exhibit 4.5	—	Shares Pledge Agreement, dated October 26, 2007, by and between Smithfield International Investments, Inc. and Cold Field Investments LLC, as pledgors, Société Générale, as security agent, and Smithfield Romania S.R.L. (filed herewith).

Exhibit 4.6	—	Shares Pledge Agreement, dated October 26, 2007, by and between Smithfield Romania S.R.L. and Smithfield International Investments, Inc., as pledgors, Société Générale, as security agent, and Smithfield Procesare S.R.L. (filed herewith).

Exhibit 4.7	—	Amendment dated June 26, 2008 to Multicurrency Revolving Facility Agreement dated August 22, 2006 between Smithfield Foods, Inc., Smithfield Capital Europe BV, the subsidiary guarantors party thereto, the lenders party thereto, BNP Paribas and Société Générale Corporate & Investment Banking as lead arrangers, and Société Générale as facility agent and security agent relating to a €300,000,000 secured revolving credit facility (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2008).

Exhibit 4.8	—	Second Supplemental Indenture to the Indenture—Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of July 8, 2008 regarding the issuance by the Company of the 2008 4.00% Convertible Senior Notes due 2013 (filed herewith).

Exhibit 4.9	—	Credit Agreement, dated as of August 29, 2008, among Smithfield Foods, Inc., the lenders from time to time party thereto, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1	—	Uncommitted Line of Credit Agreement, dated as of May 16, 2008, between Smithfield Foods, Inc., The Smithfield Packing Company, Incorporated and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

Exhibit 10.2	—	Security Agreement, dated as of May 16, 2008, by and between The Smithfield Packing Company, Incorporated in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

Exhibit 10.3	—	Deed of Trust, Assignment of Leases and Security Agreement, dated as of May 16, 2008, by and among The Smithfield Packing Company, Incorporated, as grantor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

Exhibit 10.4	—	Purchase Agreement, dated as of June 30, 2008, among Smithfield Foods, Inc., Starbase International Limited and COFCO (Hong Kong) Limited (filed herewith).

Exhibit 10.5	—	Merger Protocol, dated June 30, 2008, between Campofrío Alimentación, S.A. and Groupe Smithfield Holdings, S.L. and others (filed herewith).

Exhibit 10.6	—	Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7	—	Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.8	—	Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.9	—	Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.10	—	Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.11	—	Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.12	—	Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.13	—	Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.14	—	Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated as of July 1, 2008 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.15	—	Confirmation for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated July 1, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.16	—	Confirmation for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated July 1, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.17	—	Confirmation for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated July 1, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.18	—	Smithfield Foods, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 10.19	—	Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 10.20	—	Compensation for Named Executive Officers for fiscal 2009 (filed herewith).

Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHFIELD FOODS, INC.

/s/ ROBERT W. MANLY, IV
Robert W. Manly, IV Executive Vice President and Chief Financial Officer

/s/ KENNETH M. SULLIVAN
Kenneth M. Sullivan Vice President and Chief Accounting Officer

Date: September 5, 2008