Form 10-Q
period 2008-10-26
SMITHFIELD FOODS INC
filed 2008-12-05
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2008

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

At November 28, 2008, 143,576,842 shares of the registrant’s Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(unaudited)		(unaudited)
Sales	$3,147.1	$2,747.0	$6,288.9	$5,363.7
Cost of sales	2,912.7	2,459.9	5,857.6	4,795.8

Gross profit	234.4	287.1	431.3	567.9
Selling, general and administrative expenses	209.7	216.6	400.3	381.6
Equity in (income) loss of affiliates	21.9	(16.5)	24.0	(30.3)
Minority interests	1.8	1.6	3.5	3.2

Operating profit	1.0	85.4	3.5	213.4
Interest expense	52.1	48.3	96.6	89.7

Income (loss) from continuing operations before income taxes	(51.1)	37.1	(93.1)	123.7
Income tax expense (benefit)	(21.1)	13.7	(34.6)	43.7

Income (loss) from continuing operations	(30.0)	23.4	(58.5)	80.0
Income (loss) from discontinued operations, net of tax of $33.1, $(4.1), $42.2 and $(8.4)	34.2	(6.0)	50.1	(8.0)

Net income (loss)	$4.2	$17.4	$(8.4)	$72.0

Income (loss) per basic and diluted share:
Basic:
Continuing operations	$(0.21)	$0.17	$(0.42)	$0.60
Discontinued operations	0.24	(0.04)	0.36	(0.06)

Net income (loss) per common share	$0.03	$0.13	$(0.06)	$0.54

Weighted average shares:
Weighted average basic shares	141.5	134.3	138.5	133.5
Effect of dilutive stock options	—	0.2	—	0.2

Weighted average diluted shares	141.5	134.5	138.5	133.7

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	October 26, 2008	April 27, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42.6	$57.3
Accounts receivable, net	771.1	738.1
Inventories	2,374.8	2,278.4
Prepaid expenses and other current assets	254.3	119.7
Assets of discontinued operations held for sale	—	656.5

Total current assets	3,442.8	3,850.0

Property, plant and equipment	4,277.8	4,332.8
Accumulated depreciation	(1,574.3)	(1,482.8)

Property, plant and equipment, net	2,703.5	2,850.0

Goodwill	861.9	864.6
Investments	697.9	694.6
Intangible assets, net	395.2	396.5
Other assets	271.6	212.2

Total assets	$8,372.9	$8,867.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$29.2	$169.3
Current portion of long-term debt and capital lease obligations	584.3	239.7
Accounts payable	572.5	550.8
Accrued expenses and other current liabilities	730.4	536.5
Liabilities of discontinued operations held for sale	—	138.4

Total current liabilities	1,916.4	1,634.7

Long-term debt and capital lease obligations	2,863.1	3,474.4
Other liabilities	605.3	693.7
Minority interests	16.9	16.9

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 143,576,842 and 134,398,175 issued and outstanding	71.8	67.2
Additional paid-in capital	1,281.4	1,130.2
Stock held in trust	(42.5)	(53.1)
Retained earnings	1,830.1	1,838.5
Accumulated other comprehensive income	(169.6)	65.4

Total shareholders’ equity	2,971.2	3,048.2

Total liabilities and shareholders’ equity	$8,372.9	$8,867.9

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	26 Weeks Ended
	October 26, 2008	October 28, 2007
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(8.4)	$72.0
Adjustments to reconcile net cash flows from operating activities:
(Income) loss from discontinued operations, net of tax	(50.1)	8.0
Equity in (income) loss of affiliates	24.0	(30.3)
Depreciation and amortization	137.2	132.1
Changes in operating assets and liabilities and other, net	(340.8)	(301.6)

Net cash flows from operating activities	(238.1)	(119.8)

Cash flows from investing activities:
Capital expenditures	(114.7)	(228.5)
Business acquisitions	(9.0)	(40.0)
Investments and other	(17.0)	3.2
Dispositions	580.0	—

Net cash flows from investing activities	439.3	(265.3)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600.0	523.8
Principal payments on long-term debt and capital lease obligations	(41.6)	(205.4)
Net (repayments) borrowings on revolving credit facilities and notes payable	(855.0)	97.2
Proceeds from the issuance of common stock and stock option exercises	122.3	1.1
Purchase of call options	(88.2)	—
Proceeds from the sale of warrants	36.7	—
Other	(11.0)	(5.8)

Net cash flows from financing activities	(236.8)	410.9

Cash flows from discontinued operations:
Net cash flows from operating activities	34.7	6.4
Net cash flows from investing activities	(7.0)	(7.0)
Net cash flows from financing activities	(0.8)	(0.3)

Net cash flows from discontinued operations activities	26.9	(0.9)

Effect of foreign exchange rate changes on cash	(6.0)	(2.4)
Net change in cash and cash equivalents	(14.7)	22.5
Cash and cash equivalents at beginning of period	57.3	57.8

Cash and cash equivalents at end of period	$42.6	$80.3

Non-cash investing and financing activities:
Investment in Butterball	$24.5	$—

Common stock issued for acquisition	$60.4	$620.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Smithfield Foods, Inc., together with its subsidiaries (the “Company,” “we,” “us” or “our”), is the largest hog producer and pork processor in the world. We conduct our operations through five reporting segments: Pork, International, Hog Production (HP), Other and Corporate.

You should read these statements in conjunction with the audited consolidated financial statements and the related notes which are included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008. The enclosed interim consolidated condensed financial information is unaudited. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all fiscal periods included.

Unless otherwise stated, the amounts presented in these notes to our consolidated financial statements are based on continuing operations for all fiscal periods included. Certain prior year amounts have changed as a result of including our beef operations in discontinued operations and to conform to current year presentation. See Note 3—Discontinued Operations for further discussion regarding the sale of our beef operations.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we expect to adopt the provisions of FSP APB 14-1 beginning in the first quarter of fiscal 2010 (beginning May 4, 2009). The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. We have not yet finalized our evaluation of the impact of FSP APB 14-1 on our financial statements. However, when we are required to retrospectively apply the provisions of FSP APB 14-1 in fiscal 2010, we anticipate that interest expense related to our convertible debt instruments for fiscal 2009 will be increased by $9.0 million to $14.0 million.

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

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than as a liability or in the mezzanine section between liabilities and equity. SFAS 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Therefore, we expect to implement the standard beginning in the first quarter of fiscal 2010 (beginning May 4, 2009). We are currently in the process of evaluating the impact of SFAS 160 on our financial statements.

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

NOTE 3: DISCONTINUED OPERATIONS

Smithfield Beef

In October 2008 (fiscal 2009), we completed the sale of Smithfield Beef Group, Inc. (Smithfield Beef), our beef processing and cattle feeding operation, to a wholly-owned subsidiary of JBS S.A., a company organized and existing under the laws of Brazil (JBS), for $580.0 million in cash, subject to customary post-closing adjustments, including adjustments for differences in working capital at closing from agreed-upon targets.

The sale included 100 percent of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), which previously was a 50/50 joint venture with Continental Grain Company (CGC). Immediately preceding the closing of the JBS transaction, we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $9.0 million for estimated working capital adjustments.

The JBS transaction excluded substantially all live cattle inventories held by Smithfield Beef and Five Rivers as of the closing date, together with associated debt. The excluded live cattle will be raised by JBS after the closing for a negotiated fee and sold at maturity at market-based prices. We believe that most of the live cattle inventories will be sold within six months after closing, with substantially all sold within 12 months after closing.

The net proceeds from the JBS transaction were used to pay down our U.S. Credit Facility and other long-term debt. We expect that the estimated $150.0 million in proceeds from the sale of the retained live cattle inventories, net of the associated debt, will be used primarily for debt reduction.

We recorded an estimated pre-tax gain of approximately $95.0 million ($51.9 million net of tax) on the sale of Smithfield Beef in income from discontinued operations in the second quarter of fiscal 2009.

The following table presents sales and net income (loss) of Smithfield Beef for the fiscal periods indicated:

	13 Weeks Ended		26 Weeks Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(in millions)		(in millions)
Sales	$884.9	$717.1	$1,699.0	$1,464.6
Net income (loss)	(16.8)	(4.7)	0.9	0.8

Smithfield Bioenergy, LLC (SBE)

In May 2008 (fiscal 2009), we completed the sale of substantially all of the assets of SBE for $11.5 million. During the first quarter of fiscal 2008, we recorded an impairment charge of $6.7 million, net of tax of $3.8 million, to write down the assets to their estimated fair value. We recorded an additional impairment charge of $2.9 million, net of tax of $1.6 million, in the third quarter of fiscal 2008.

The following table presents sales and net loss of SBE for the fiscal periods indicated:

	13 Weeks Ended		26 Weeks Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(in millions)		(in millions)
Sales	$—	$7.0	$3.8	$15.8
Net (loss)	(0.9)	(1.3)	(2.7)	(8.8)

NOTE 4: INVESTMENTS

We record our share of earnings and losses from our equity method investments in “equity in (income) loss of affiliates” within our consolidated condensed statements of income. Investments within our consolidated condensed balance sheets consist of the following:

	% Owned	October 26, 2008	April 27, 2008
		(in millions)
Groupe Smithfield S.L. (Groupe Smithfield)	50%	$228.2	$283.9
Campofrío Alimentación, S.A. (Campofrío)	24%	187.0	205.4
Butterball, LLC (Butterball)	49%	78.2	80.4
Cattleco, LLC (Cattleco)	50%	73.2	—
Other		131.3	124.9

Total investments		$697.9	$694.6

Equity in (income) loss of affiliates consists of the following:

		13 Weeks Ended		26 Weeks Ended
	Segment	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
		(in millions)		(in millions)
Butterball	Other	$14.0	$(11.7)	$20.5	$(19.1)
Groupe Smithfield	International	2.2	(6.1)	2.5	(10.6)
Campofrío	International	(2.3)	0.5	1.1	0.3
All other equity method investments	Various	8.0	0.8	(0.1)	(0.9)

Equity in (income) loss of affiliates		$21.9	$(16.5)	$24.0	$(30.3)

The following table presents summarized income statement information for Butterball and Groupe Smithfield for the fiscal periods indicated:

	13 Weeks Ended		26 Weeks Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(in millions)		(in millions)
Sales	$804.0	$851.4	$1,564.5	$1,585.3
Gross profit	54.9	134.7	127.0	251.4
Net income (loss)	(33.0)	34.8	(46.8)	58.9

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

In October 2008 (fiscal 2009), the transaction was approved by Campofrío’s stockholders. The transaction remains subject to regulatory approvals and customary closing conditions. Barring any regulatory delays, we expect the transaction to close before the end of calendar 2008.

Butterball Contribution

In July 2008 (fiscal 2009), we increased our investment in Butterball by converting $24.5 million of receivables due from Butterball to equity. Our joint venture partner made a similar investment.

Cattleco Formation

In October 2008 (fiscal 2009), in conjunction with the sale of Smithfield Beef, we formed a 50/50 joint venture with CGC, named Cattleco, to sell the remaining live cattle from Five Rivers that were not sold to JBS. These live cattle will be raised by JBS for a negotiated fee and sold at maturity at market-based prices. We believe that most of the live cattle held in this joint venture will be sold by the end of fiscal 2009 with substantially all sold by the end of the second quarter of fiscal 2010. See Note 3—Discontinued Operations for discussion of our wholly-owned cattle inventories.

NOTE 5: INVENTORIES

Inventories consist of the following:

	October 26, 2008	April 27, 2008
	(in millions)
Live hogs	$1,071.8	$982.4
Fresh and packaged meats	977.1	876.0
Live cattle	68.2	147.1
Manufacturing supplies	83.2	83.8
Other	174.5	189.1

Total inventories	$2,374.8	$2,278.4

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

In addition, in June 2008 (fiscal 2009), we entered into a $200.0 million unsecured committed credit facility with JP Morgan Chase Bank and Goldman Sachs Credit Partners L.P., intended to help bridge our working capital needs through the time of the closing of the sale of Smithfield Beef in the event we were unable to issue the Convertible Notes described below. This credit facility replaced an existing and fully drawn $50.0 million line. We repaid the $50.0 million in June 2008 (fiscal 2009) and terminated this credit facility in July 2008 (fiscal 2009).

In August 2008 (fiscal 2009), we entered into a three-year $200.0 million term loan with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank) maturing on August 29, 2011. The term loan has a fixed interest rate of 6.83%. The term loan replaced $150.0 million of short-term uncommitted facilities which were available and borrowed from Rabobank.

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

The Convertible Notes were accounted for as a combined instrument pursuant to EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Accordingly, we accounted for the entire agreement as one debt instrument as the conversion feature did not meet the requirements to be accounted for separately as a derivative financial instrument. On May 9, 2008, the FASB nullified the conclusions in EITF 90-19 and issued FSP APB 14-1. See Note 2 —Recent Accounting Pronouncements for a discussion of FSP APB 14-1, which we expect to adopt in the first quarter of fiscal 2010 and will require retrospective application of its provisions to the Convertible Notes.

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

During the first quarter of fiscal 2009, we amended the interest coverage ratio minimum from 3.0 to 1 to 2.0 to 1 under the U.S. Credit Facility and our €300.0 million secured revolving credit facility (the Euro Credit Facility). Based on the current industry outlook and our internal forecasts, we anticipate we will be in compliance with these debt covenants throughout fiscal 2009. However, the trailing twelve month nature of the covenant calculations may require us to seek an extension of the amended interest coverage ratio in fiscal 2010. We are confident that an extension, if needed, can be obtained.

For our senior secured notes totaling $40.0 million outstanding as of October 26, 2008, we have received amendments of certain covenants, such that we expect to comply with all financial covenants through maturity in October 2009.

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

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures and hog farmers. The financial obligations are: up to $92.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $71.0 million was outstanding as of October 26, 2008, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the U.S. Credit Facility. In addition, we continue to guarantee $27.5 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these guarantees will be released in the near future and others will remain in place until the leases expire.

NOTE 8: INCOME TAXES

Our effective tax rate was 41% and 37% for the 13 weeks ended October 26, 2008 and October 28, 2007, respectively. Our effective tax rate was 37% and 35% for the 26 weeks ended October 26, 2008 and October 28, 2007, respectively. The variation in the effective tax rate was mainly due to the renewal of the research and development tax credit, other tax credit utilization and the successful resolution of uncertain tax positions during the second quarter of fiscal 2009. These items have the effect of increasing the effective tax rate in a period of loss and reducing the effective tax rate in a period of income.

NOTE 9: PENSION PLANS

The components of net periodic pension cost consist of:

	13 Weeks Ended		26 Weeks Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(in millions)		(in millions)
Service cost	$6.4	$6.9	$12.8	$13.5
Interest cost	17.2	16.1	34.3	31.5
Expected return on plan assets	(17.5)	(17.1)	(34.9)	(33.7)
Net amortization	1.6	2.3	3.2	4.5

Net periodic pension cost	$7.7	$8.2	$15.4	$15.8

Our pension plan funding requirements and reported costs are dependent on a variety of assumptions regarding future events, including discount rates used to measure our pension obligation and net periodic benefit cost, and expected returns on plan assets. The recent deterioration in the securities markets has had a significant negative impact on the value of plan assets, the effect of which has not been reflected in the consolidated condensed financial statements as of and for the 26 weeks ended October 26, 2008 pursuant to the provisions of SFAS No. 158, which require plan assets and obligations to be re-measured at the end of fiscal 2009. Upon re-measurement, if the fair value of plan assets does not recover or declines further, or market conditions at that time necessitate adverse changes in certain actuarial assumptions (such as the discount rates or the expected rate of return on plan assets), we would experience an adverse change in the funded status of our plans which would lead to additional cash contribution requirements and increased net benefit cost for fiscal 2010 as compared to fiscal 2009. In addition, discount rates have risen since the end of fiscal 2008. Higher discount rates positively impact the funded status of our plans, but increase net benefit cost.

NOTE 10: SHAREHOLDERS’ EQUITY

Stock Options

We issued 12,000 shares of common stock upon exercise of stock options during the first quarter of fiscal 2009. There were no exercises of common stock options during the second quarter of fiscal 2009.

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

In connection with the sale, Mr. Gaoning Ning, the chairman of COFCO, was elected as a director at our 2008 annual shareholders’ meeting, to serve for a term that will expire after three years (or earlier under certain circumstances).

CGC Share Issuance

In October 2008 (fiscal 2009), we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share. See Note 3—Discontinued Operations for further discussion of this transaction.

NOTE 11: COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) net of tax, consist of:

	13 Weeks Ended		26 Weeks Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(in millions)		(in millions)
Net income (loss)	$4.2	$17.4	$(8.4)	$72.0
Hedge accounting	(112.1)	9.6	(140.3)	(6.2)
Foreign currency translation	(108.5)	1.1	(95.4)	23.8
Pension accounting	—	3.8	0.7	3.8

Total comprehensive income (loss)	$(216.4)	$31.9	$(243.4)	$93.4

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

We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. As of October 26, 2008, prepaid expenses and other current assets included $84.6 million representing the right to reclaim cash collateral under master netting arrangements.

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

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The fair value of our open derivative financial instruments consists of(1):

	October 26, 2008	April 27, 2008
	(in millions)
Livestock	$113.1	$(26.5)
Grains	(211.7)	(5.6)
Energy	(11.9)	4.8
Interest rates	(3.8)	(2.0)
Foreign currency	(2.0)	(0.3)

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

Ineffectiveness, as defined in SFAS 133, on cash flow hedges was $(8.5) million and $(8.1) million for 13 and 26 weeks ended October 26, 2008, respectively. There was no ineffectiveness related to cash flow hedges in the comparable periods in the prior year. As of October 26, 2008, there were deferred net losses of $131.9 million, net of tax of $84.0 million, in accumulated other comprehensive income relating to commodity cash flow hedges.

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

Ineffectiveness on fair value hedges was $1.3 million and $(1.2) million for the 13 and 26 weeks ended October 26, 2008, respectively. There was no ineffectiveness related to fair value hedges in the comparable periods in the prior year. As of October 26, 2008, there were deferred net gains of $14.5 million in other current assets relating to fair value hedges.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were measured at fair value on a recurring basis as of October 26, 2008.

	Fair Value Measurements	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives	$139.6	$139.6	$—	$—
Cash surrender value of life insurance policies	40.7	40.7	—	—
Marketable securities	1.5	1.5	—	—

Total	$181.8	$181.8	$—	$—

Liabilities
Derivatives	$255.9	$230.4	$25.5	$—

NOTE 14: REGULATION AND LITIGATION

Other than the following matters and those reported in our Quarterly Report on Form 10-Q filed on September 5, 2008, there have been no significant developments regarding the litigation disclosed in Note 11 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008, nor have any significant new matters arisen during the 26 weeks ended October 26, 2008.

Missouri Litigation

As previously disclosed in our Annual Report on Form 10-K filed on June 26, 2008 and our Quarterly Report on Form 10-Q filed on September 5, 2008, lawsuits based on the law of nuisance were filed against Premium Standard Farms, Inc. (PSF) and CGC in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. By order dated July 8, 2008, the court consolidated the claims of the remaining 49 Adwell plaintiffs for trial by farm. As a result, there will be only three additional Adwell trials, one for all plaintiffs at each farm. Plaintiffs have moved to join the Company as a defendant in the Adwell cases and to consolidate the claims of the six Adwell plaintiffs who live near one farm for trial with those of the four plaintiffs in Doyle Bounds, et al. v. PSF, et al. Defendants have opposed both of those motions, which remain pending.

We believe we have good defenses to all of the actions described above and intend to defend vigorously these suits.

NOTE 15: SEGMENT DATA

We conduct our operations through five reporting segments: Pork, International, HP, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. As discussed in Note 3—Discontinued Operations, we sold our Beef operations, which are now being reported in discontinued operations.

The Pork segment consists mainly of eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe, Mexico and China. The HP segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations, our interest in Butterball, our live cattle operations and our interest in live cattle operations. The Corporate segment provides management and administrative services to support our other segments.

The following table presents sales and operating profit by segment for the fiscal periods indicated:

	13 Weeks Ended		26 Weeks Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(in millions)		(in millions)
Sales:
Segment sales—
Pork	$2,590.1	$2,343.5	$5,169.3	$4,571.7
International	402.5	274.2	807.8	520.9
Hog Production	748.8	614.8	1,474.6	1,220.4
Other	46.8	35.9	91.0	73.5

Total segment sales	3,788.2	3,268.4	7,542.7	6,386.5

Intersegment sales—
Pork	(13.8)	(10.6)	(28.4)	(23.8)
International	(17.8)	(12.2)	(34.1)	(24.0)
Hog Production	(609.5)	(498.6)	(1,191.3)	(975.0)

Total intersegment sales	(641.1)	(521.4)	(1,253.8)	(1,022.8)

Consolidated sales	$3,147.1	$2,747.0	$6,288.9	$5,363.7

Operating profit (loss):
Pork	$93.4	$62.9	$155.1	$89.4
International	11.0	9.2	16.9	24.1
Hog Production	(58.0)	18.6	(96.8)	111.6
Other	(12.1)	12.9	(18.8)	23.6
Corporate	(33.3)	(18.2)	(52.9)	(35.3)

Consolidated operating profit	$1.0	$85.4	$3.5	$213.4

NOTE 16: SUBSEQUENT EVENTS

Feed the Hungry Program

In November 2008 (fiscal 2009), we reached a settlement in a racketeering and extortion lawsuit that we had filed against the United Food and Commercial Workers International Union (UFCW). As part of the settlement, we agreed to the establishment of the Smithfield/UFCW Feed the Hungry Program (the Program), which will be funded by us and the UFCW. The settlement will require us to contribute in kind product worth $1.0 million to the Program for each of the next three years. An expense will be estimated and recorded for our obligation in the third quarter of fiscal 2009.

Debt Repurchase

In November 2008 (fiscal 2009), we redeemed approximately $48.0 million of short-term debt for approximately $44.3 million. We anticipate recording a gain on the repurchase of approximately $3.7 million in the third quarter of fiscal 2009.

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

Unless otherwise stated, the amounts presented in the following discussion are based on continuing operations for all fiscal periods included. Certain prior year amounts have changed as a result of including our beef operations in discontinued operations and to conform to current year presentation.

EXECUTIVE OVERVIEW

We are the largest hog producer and pork processor in the world. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We operate in a cyclical industry and our results are significantly affected by fluctuations in commodity prices for hogs, cattle and grains. Some of the factors that we believe are critical to the success of our business are our ability to:

•	maintain and expand market share, particularly in packaged meats,

•	develop and maintain strong customer relationships,

•	continually innovate and differentiate our products,

•	manage risk in volatile commodities markets, and

•	maintain our position as a low cost producer of live swine, fresh pork and packaged meats.

We conduct our operations through five reporting segments: Pork, International, HP, Other and Corporate. Each segment is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our eight wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe, Mexico and China. The HP segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations, our interest in Butterball, our live cattle operations and our interest in live cattle operations. The Corporate segment provides management and administrative services to support our other segments.

RESULTS OF OPERATIONS

Second Quarter of Fiscal 2009 Summary

Net income was $4.2 million, or $.03 per diluted share, in the second quarter of fiscal 2009, compared to net income of $17.4 million, or $.13 per diluted share, in the same quarter last year. The following significant factors impacted our second quarter fiscal 2009 results compared to the second quarter of fiscal 2008:

•	Pork segment operating profit increased primarily as a result of higher selling prices. The effect of sales growth on operating profit was partially offset by higher raw material costs.

•

International segment operating profit increased primarily as a result of higher selling prices. The effect of sales growth on operating profit was partially offset by higher raw material costs and less favorable results from our equity method investments.

•	The HP segment incurred an operating loss due to significantly higher raising costs.

•

The Other segment incurred an operating loss as a result of less favorable results at Butterball due to significantly higher feed costs, industry over capacity and the inability to raise retail prices as rapidly as raw material costs increased during the period.

•

We generated income from discontinued operations of $34.2 million, net of tax, in the current year compared to a loss of $6.0 million, net of tax, in the prior year. The second quarter of fiscal 2009 included an after-tax gain of $51.9 million on the sale of Smithfield Beef. In addition, the second quarter of fiscal 2009 included after-tax charges of approximately $36.0 million on the write down of cattle inventories due to a decline in live cattle market prices.

Outlook

The commodity markets affecting our business are extremely volatile and fluctuate on a daily basis. The magnitude of commodity price increases and the subsequent decline over the past six months is unprecedented. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

•

Pork—Throughout fiscal 2008 and the first two quarters of fiscal 2009, the industry experienced record hog slaughter levels. However, in fiscal 2010, sow liquidation in the industry should result in fewer market hogs. We expect fresh pork prices and live hog values will increase gradually over time as supplies tighten. The impact on our results of operations of higher pork and packaged meats prices resulting from increasing commodity prices will depend on the level of customer acceptance of such increases.

While some moderation may occur from 2008 record export levels, 2009 export levels are still expected to be well above historical volumes. Domestic hog and meat prices remain a relative value compared to prices in other parts of the world and export demand continues to be strong. These factors should continue to support export sales, at least in the near term. However some of our competitive advantage may be lost if fresh meat prices rise significantly or the dollar continues to strengthen.

•

International—Similar to conditions in the U.S., hog producers in Europe have experienced high grain prices and large losses. They have reacted with herd liquidation. We expect lower slaughter levels will likely result in higher hog prices in Europe and pressure on fresh meat and packaged meats margins. We will attempt to mitigate this margin pressure through price increases, improved productivity and operating performance. We will continue to explore strategic opportunities to maximize the value of our European assets.

•

HP—We have seen a significant decline in grain prices over the past several months. However, there is a time lag before the effect of moderating prices is reflected in our raising costs due to the approximately six-month time period it takes to raise a market hog. We believe that raising costs have peaked and will begin to decrease in early calendar 2009. Still, the effect of long grain positions through our hedging program will likely make the HP segment unprofitable in the second half of fiscal 2009.

Hog supplies have been at record high levels. Herd reductions should tighten supplies and push prices higher, in both the U.S. and Europe, as the oversupply situation corrects itself in the coming months.

•	Other—Near term, we anticipate high grain costs will continue to adversely impact profitability of our turkey operations.

Significant Events Affecting Results of Operations

Discontinued operations

Smithfield Beef

In October 2008 (fiscal 2009), we completed the sale of Smithfield Beef Group, Inc. (Smithfield Beef), our beef processing and cattle feeding operation, to a wholly-owned subsidiary of JBS for $580.0 million in cash, subject to customary post-closing adjustments, including adjustments for differences in working capital at closing from agreed-upon targets.

The sale included 100 percent of Five Rivers , which previously was a 50/50 joint venture with CGC. Immediately preceding the closing of the JBS transaction, we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $9.0 million for working capital adjustments.

The JBS transaction excluded substantially all live cattle inventories held by Smithfield Beef and Five Rivers as of the closing date, together with associated debt. The excluded live cattle will be raised by JBS after the closing for a negotiated fee and sold at maturity at market-based prices. We believe that most of the live cattle inventories will be sold within six months after closing, with substantially all sold within 12 months after closing.

The net proceeds from the JBS transaction were used to pay down our U.S. Credit Facility and other long-term debt. We expect that the estimated $150.0 million in proceeds from the sale of the retained live cattle inventories, net of the associated debt, will be used primarily for debt reduction.

We recorded an estimated pre-tax gain of approximately $95.0 million ($51.9 million net of tax) on the sale of Smithfield Beef in income from discontinued operations in the second quarter of fiscal 2009.

The following table presents sales and net income (loss) of Smithfield Beef for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(in millions)		(in millions)
Sales	$884.9	$717.1	$1,699.0	$1,464.6
Net income (loss)	(16.8)	(4.7)	0.9	0.8

Smithfield Bioenergy, LLC

In May 2008 (fiscal 2009), we completed the sale of substantially all of the assets of SBE for $11.5 million. During the first quarter of fiscal 2008, we recorded an impairment charge of $6.7 million, net of tax of $3.8 million, to write down the assets to their estimated fair value. We recorded an additional impairment charge of $2.9 million, net of tax of $1.6 million, in the third quarter of fiscal 2008.

The following table presents sales and net loss of SBE for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(in millions)		(in millions)
Sales	$—	$7.0	$3.8	$15.8
Net (loss)	(0.9)	(1.3)	(2.7)	(8.8)

Classical Swine Fever (CSF)

In August 2007 (fiscal 2008), outbreaks of CSF occurred at three of our thirty-three hog farms in Romania. During the second quarter of fiscal 2008, we recorded approximately $13.0 million of inventory write-downs and associated disposal costs related to these outbreaks in the HP segment.

Hedge Accounting

The results of operations for fiscal 2009 reflect our decision to apply hedge accounting to certain commodity derivatives, primarily grain futures, entered into during fiscal 2009. In fiscal 2008, all commodity derivatives were marked to market through earnings. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings.

Consolidated Results of Operations

Sales and cost of sales

	13 Weeks Ended			26 Weeks Ended
	October 26, 2008	October 28, 2007	% Change	October 26, 2008	October 28, 2007	% Change
	(in millions)			(in millions)
Sales	$3,147.1	$2,747.0	15%	$6,288.9	$5,363.7	17%
Cost of sales	2,912.7	2,459.9	18	5,857.6	4,795.8	22

Gross profit	234.4	287.1	(18)	431.3	567.9	(24)

Gross profit margin	7%	10%		7%	11%

The following items explain the significant changes in sales and gross profit:

13 Weeks:

•	Selling prices increased substantially due to higher fresh pork market prices.

•	Stronger underlying foreign currencies contributed approximately $84.0 million of sales, or a 3% increase.

•	Higher feed and feed ingredient costs contributed to an increase in domestic cash-basis raising costs of 28%.

•	Transportation and energy costs were significantly higher compared to last year due to higher fuel prices.

•	Gains recognized on commodity derivative contracts decreased approximately $38.0 million

26 Weeks:

•	Fresh pork volumes increased 15% worldwide on very high slaughter rates and stronger exports.

•	Selling prices increased substantially due to higher fresh pork market prices.

•	Stronger underlying foreign currencies contributed approximately $170.0 million of sales, or a 3% increase.

•	Higher feed and feed ingredient costs contributed to an increase in domestic cash-basis raising costs of 26%.

•	Transportation and energy costs were significantly higher compared to last year due to higher fuel prices.

•	Gains recognized on commodity derivative contracts decreased approximately $61.0 million.

Selling, general and administrative expenses

	13 Weeks Ended			26 Weeks Ended
	October 26, 2008	October 28, 2007	% Change	October 26, 2008	October 28, 2007	% Change
	(in millions)			(in millions)
Selling, general and administrative expenses	$209.7	$216.6	(3)%	$400.3	$381.6	5%

The following items explain the significant changes in selling, general and administrative expenses:

13 Weeks:

•	Foreign currency transaction losses decreased $20.2 million.

•	We recognized a charge of $4.0 million in the second quarter of fiscal 2009 related to certain of our investments.

26 Weeks:

•	Variable compensation expense decreased $8.5 million due to lower results of operations.

•	Depreciation and amortization increased $4.9 million.

•	We recognized a charge of $4.3 million in fiscal 2009 related to certain of our investments.

•	Foreign currency transaction gains increased $3.9 million.

Equity in (income) loss of affiliates

	13 Weeks Ended			26 Weeks Ended
	October 26, 2008	October 28, 2007	% Change	October 26, 2008	October 28, 2007	% Change
	(in millions)			(in millions)
Butterball	$14.0	$(11.7)	(220)%	$20.5	$(19.1)	(207)%
Groupe Smithfield	2.2	(6.1)	(136)	2.5	(10.6)	(124)
Campofrío	(2.3)	0.5	NM	1.1	0.3	267
All other equity method investments	8.0	0.8	NM	(0.1)	(0.9)	(89)

Equity in (income) loss of affiliates	$21.9	$(16.5)	(233)	$24.0	$(30.3)	(179)

The following items explain the significant changes in equity in (income) loss of affiliates:

13 Weeks:

•	Butterball’s results were negatively impacted by a significant increase in raw material costs.

•

Groupe Smithfield’s results were negatively impacted by higher raw material costs, competitive price pressures and an adverse product mix. In addition, Groupe Smithfield incurred restructuring and accelerated depreciation charges in the second quarter of fiscal 2009 as a result of its planned closure of one of its cooked meats production facilities. Our share of those charges was $3.2 million.

•	Losses on our international hog production investments increased by $7.8 million, primarily due to an increase in foreign currency transaction losses recognized by our equity method investees.

26 Weeks:

•	Butterball’s results were negatively impacted by a significant increase in raw material costs.

•	Groupe Smithfield’s results were negatively impacted by higher raw material costs, competitive price pressures and an adverse product mix. In addition, Groupe Smithfield incurred restructuring and accelerated depreciation charges in the second quarter of fiscal 2009 as a result of its planned closure of one of its cooked meats production facilities. Our share of those charges was $3.2 million.

•	Campofrío’s fiscal 2009 results included operating losses and impairment charges relating to its discontinued Russian operations, our share of which was approximately $5.5 million.

Interest expense

	13 Weeks Ended			26 Weeks Ended
	October 26, 2008	October 28, 2007	% Change	October 26, 2008	October 28, 2007	% Change
	(in millions)			(in millions)
Interest expense	$52.1	$48.3	8%	$96.6	$89.7	8%

The increase in interest expense was primarily due to additional borrowings during fiscal 2009, partially offset by significantly lower average rates on our credit facilities. Total debt, including notes payable, decreased to $3,472.7 million as of October 26, 2008 primarily due to the use of proceeds from the sale of Smithfield Beef to pay down debt.

Income tax expense

	13 Weeks Ended		26 Weeks Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Income tax expense (benefit) (in millions)	$(21.1)	$13.7	$(34.6)	$43.7
Effective tax rate	41%	37%	37%	35%

The variation in the effective tax rate was mainly due to the renewal of the research and development tax credit, other tax credit utilization and the successful resolution of uncertain tax positions during the second quarter of fiscal 2009. These items have the effect of increasing the effective tax rate in a period of loss and reducing the effective tax rate in a period of income.

Segment Results

The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.

Pork Segment

	13 Weeks Ended			26 Weeks Ended
	October 26, 2008	October 28, 2007	% Change	October 26, 2008	October 28, 2007	% Change
	(in millions)			(in millions)
Sales	$2,590.1	$2,343.5	11%	$5,169.3	$4,571.7	13%
Operating profit	93.4	62.9	48	155.1	89.4	73

Sales volume
Total			1%			9%
Fresh pork			3			17
Packaged meats			(2)			(1)
Average unit selling price			9			4
Average domestic live hog prices(1)			15			9

(1)	Represents the change in the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

The following items explain the significant changes in Pork segment sales and operating profit:

13 Weeks:

•	Sales and operating profit were positively impacted by a 9% increase in the average unit selling price due to higher fresh pork market prices.

•	Pork exports rose 29% in volume and 52% in dollar terms.

•	Excluding the effect of the sales volume change, we experienced a 19% increase in transportation and energy costs due to higher fuel prices.

26 Weeks:

•

Sales and operating profit were positively impacted by a 9% increase in sales volumes primarily due to very high slaughter rates and strong export demand. Pork exports rose 70% in volume and 93% in dollar terms.

•	Sales and operating profit were positively impacted by a 4% increase in the average unit selling price due to higher fresh pork market prices.

•	Excluding the effect of the sales volume change, we experienced a 25% increase in transportation and energy costs due to higher fuel prices.

International Segment

	13 Weeks Ended			26 Weeks Ended
	October 26, 2008	October 28, 2007	% Change	October 26, 2008	October 28, 2007	% Change
	(in millions)			(in millions)
Sales	$402.5	$274.2	47%	$807.8	$520.9	55%
Operating profit	11.0	9.2	20	16.9	24.1	(30)

Sales volume			(7)%			2%
Average unit selling price			57			53

The following items explain the significant changes in International segment sales and operating profit:

13 Weeks:

•	Sales increased $83.7 million, or 31%, due to foreign currency translation. The change is attributable to stronger underlying functional currencies of our foreign subsidiaries.

•	Excluding the effect of foreign currency translation, sales and operating profit were positively impacted by a 25% increase in the average unit selling price.

•

The second quarter of fiscal 2009 included a full 13 weeks of results from an acquired business in Romania compared to 4 weeks in the prior year, which accounted for approximately $16.0 million of additional sales, or a 6% increase.

•	Excluding acquisitions, total sales volume decreased 11%.

•

Equity income decreased $5.2 million, primarily due to less favorable results at Groupe Smithfield. Groupe Smithfield incurred restructuring and accelerated depreciation charges in the second quarter of fiscal 2009 as a result of its planned closure of one of its cooked meats production facilities. Our share of those charges was $3.2 million.

•	Operating profit was negatively impacted by significantly higher raw material costs.

26 Weeks:

•	Sales increased $170.0 million, or 33%, due to foreign currency translation. The change is attributable to stronger underlying functional currencies of our foreign subsidiaries.

•	Excluding the effect of foreign currency translation, sales and operating profit were positively impacted by a 20% increase in the average unit selling price.

•

Fiscal 2009 included a full 26 weeks of results from an acquired business in Romania compared to 4 weeks in the prior year, which accounted for approximately $43.5 million of additional sales, or an 8% increase.

•	Excluding acquisitions, total sales volume decreased 5%.

•

We recorded a loss from our equity method investments of $2.6 million in fiscal 2009 compared to equity income of $11.4 million in the same quarter last year. The loss included operating losses and impairment charges taken by Campofrío on its discontinued Russian operations, our share of which was $5.5 million. In addition, higher raw material costs, competitive price pressures and an adverse product mix negatively affected the results of Groupe Smithfield. Groupe Smithfield incurred restructuring and accelerated depreciation charges in the second quarter of fiscal 2009 as a result of its planned closure of one of its cooked meats production facilities. Our share of those charges was $3.2 million.

•	Operating profit was negatively impacted by significantly higher raw material costs.

•	Operating profit was negatively impacted by less favorable results from our Polish operations.

Hog Production Segment

	13 Weeks Ended			26 Weeks Ended
	October 26, 2008	October 28, 2007	% Change	October 26, 2008	October 28, 2007	% Change
	(in millions)			(in millions)
Sales	$748.8	$614.8	22%	$1,474.6	$1,220.4	21%
Operating profit	(58.0)	18.6	(412)	(96.8)	111.6	(187)

Head Sold			1%			1%
Average domestic live hog prices(1)			15			9
Domestic raising costs(2)			28			26

(1)	Represents the change in the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
(2)	Represents cash-basis production cost.

The following items explain the significant changes in HP segment sales and operating profit:

13 Weeks:

•	Sales and operating profit were positively impacted by an increase in selling price per head of 20% primarily due to higher live hog market prices.

•

Higher grain costs have adversely affected operating profit. Corn and soybean meal costs increased 65% and 59%, respectively. The increase in grain costs is mainly attributable to increased worldwide demand for corn.

•	Gains recognized on commodity derivative contracts decreased approximately $38.0 million.

•	The second quarter of fiscal 2009 included foreign currency transaction gains of $6.0 million compared to losses of $19.1 million in fiscal 2008.

•	The second quarter of fiscal 2008 included $13.0 million of inventory write-downs and associated disposal costs related to CSF outbreaks.

•	Losses on our equity method investments increased by $7.8 million, primarily due to an increase in foreign currency transaction losses of our equity method investees.

26 Weeks:

•	Sales and operating profit were positively impacted by an increase in selling price per head of 20% primarily due to higher live hog market prices.

•

Higher grain costs have adversely affected operating profit. Corn and soybean meal prices increased 48% and 41%, respectively. The increase in grain costs is mainly attributable to increased worldwide demand for corn.

•	Fiscal 2009 included foreign currency transaction gains of $13.9 million compared to losses of $0.6 million in fiscal 2008.

•	Fiscal 2008 included $13.0 million of inventory write-downs and associated disposal costs related to CSF outbreaks.

•	Gains recognized on commodity derivative contracts decreased approximately $67.0 million.

Other Segment

	13 Weeks Ended			26 Weeks Ended
	October 26, 2008	October 28, 2007	% Change	October 26, 2008	October 28, 2007	% Change
	(in millions)			(in millions)
Sales	$46.8	$35.9	30%	$91.0	$73.5	24%
Operating profit	(12.1)	12.9	(194)	(18.8)	23.6	(180)

The following items explain the significant changes in Other segment sales and operating profit:

13 Weeks:

•

Sales and operating profit were positively impacted by a 27% increase in average unit selling price of our turkey production operations. This partially offset higher feed costs being passed on to Butterball.

•

We recorded a loss from our equity method investments of $13.4 million in the second quarter of fiscal 2009 compared to equity income of $11.8 million in the same quarter last year. This decline is primarily due to less favorable results at Butterball due to substantially higher raw material costs, industry over capacity and the inability to raise retail prices as rapidly as raw material costs increased during the period.

•	The effects of sales growth on operating profit were offset by substantially higher feed costs.

26 Weeks:

•

Sales and operating profit were positively impacted by a 23% increase in average unit selling price of our turkey production operations. This partially offset higher feed costs being passed on to Butterball.

•

We recorded a loss from our equity method investments of $19.8 million in fiscal 2009 compared to equity income of $19.5 million in the same quarter last year. This decline is primarily due to less favorable results at Butterball due to substantially higher raw material costs.

•	The effects of sales growth on operating profit were offset by substantially higher feed costs.

Corporate Segment

	13 Weeks Ended			26 Weeks Ended
	October 26, 2008	October 28, 2007	% Change	October 26, 2008	October 28, 2007	% Change
	(in millions)			(in millions)
Operating profit	$(33.3)	$(18.2)	(83)%	$(52.9)	$(35.3)	(50)%

The following items explain the significant changes in the Corporate segment’s operating loss:

13 Weeks:

•	The second quarter of fiscal 2009 included foreign currency transaction losses of $9.3 million compared to gains of $0.2 million in fiscal 2008.

•	Losses on key-man life insurance policies increased approximately $3.4 million due to declines in the securities markets.

•	Fiscal 2008 included a gain of $1.1 million on the sale of certain of our investments.

26 Weeks:

•	Fiscal 2009 included foreign currency transaction losses of $7.8 million compared to gains of $4.9 million in fiscal 2008.

•	We incurred losses of $5.2 million in fiscal 2009 related to key-man life insurance policies compared to gains of $1.7 million in fiscal 2008.

•	Fiscal 2008 included a gain of $1.3 million on the sale of certain of our investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the fiscal periods indicated.

	26 Weeks Ended
	October 26, 2008	October 28, 2007
	(Unaudited)
Net cash flows from:
Operating activities	$(238.1)	$(119.8)
Investing activities	439.3	(265.3)
Financing activities	(236.8)	410.9
Discontinued operations	26.9	(0.9)
Effect of currency exchange rates on cash	(6.0)	(2.4)

Net change in cash and cash equivalents	$(14.7)	$22.5

Cash Flows from Operating Activities

Current economic conditions have pressured margins, operating profits and cash from operations. Our swine inventories are turned about 2.5 to 3.0 times per year and the inventory costs are directly related to movements in grain prices. The recent spike in the grain markets to record high price levels has significantly and adversely impacted cash flow in all our swine operations around the world. As noted below, these circumstances affected us in the second quarter of fiscal 2008, but even more dramatically in the second quarter of fiscal 2009.

Cash requirements for livestock feed have increased significantly over the prior year. Worldwide demand for grains drives our cash requirements both in our domestic and international hog production operations. For example, our domestic cash-basis raising costs for fiscal 2009 were $63 per hundredweight compared to $49 per hundredweight for fiscal 2008. We believe these increases, at least in part, can be traced directly back to the United States’ ‘corn to ethanol’ policy. While no one can determine precisely the exact impact of this policy, we think that the impact on corn prices has been substantial and will continue to drive increasing cash requirements in our hog production operations.

The following items explain the significant changes in cash flows from operating activities:

•	We experienced a net loss from continuing operations of $58.5 million in fiscal 2009 compared to income from continuing operations of $80.0 million in fiscal 2008.

•	Raw material input costs increased substantially, particularly grains and fuel.

•	Cash paid for the settlement of derivative contracts and for margin requirements was $90.5 million in fiscal 2009 compared to cash received of $94.6 million in fiscal 2008.

Cash Flows from Investing Activities

The following items explain the significant sources and uses of cash from investing activities for the 26 weeks ended October 26, 2008 and October 28, 2007:

Fiscal 2009:

•	We received $580.0 million from the sale of Smithfield Beef.

•	Capital expenditures totaled $114.7 million, primarily related to plant and hog farm improvement projects.

Fiscal 2008:

•	Capital expenditures totaled $228.5 million, primarily related to packaged meats expansion, plant improvement projects and additional hog production facilities.

•	We used $40.0 million for the acquisition of PSF.

Cash Flows from Financing Activities

The following items explain the significant sources and uses of cash from financing activities for the 26 weeks ended October 26, 2008 and October 28, 2007:

Fiscal 2009:

•	We had net repayments of $715.8 million on our long-term credit facilities.

•

We received net proceeds of $337.5 million from the issuance of the Convertible Notes and the Call Spread Transactions (see further discussion under “Fiscal 2009 Activities—Convertible Notes and Call Spread Transactions”).

•	We borrowed $200.0 million under a three-year term loan with Rabobank.

•	We received $122.2 million from the issuance of common stock (see further discussion under “Fiscal 2009 Activities—COFCO Share Issuance”).

•	We had net repayments on notes payable of $139.2 million.

Fiscal 2008:

•

In June 2007 (fiscal 2008), we issued $500.0 million of 7.75% senior unsecured notes that mature in 2017. We used the proceeds from this issuance to repay existing indebtedness, principally on our U.S. Credit Facility.

•	We had net borrowings of $97.2 million on our long-term credit facilities and notes payable.

•	We repaid certain long-term debt instruments that matured during the first quarter of fiscal 2008 totaling $188.7 million.

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

In addition, in June 2008 (fiscal 2009), we entered into a $200.0 million unsecured committed credit facility with JP Morgan Chase Bank and Goldman Sachs Credit Partners L.P., intended to help bridge our working capital needs through the time of the closing of the sale of Smithfield Beef in the event we were unable to issue the Convertible Notes described below. This credit facility replaced an existing and fully drawn $50.0 million line. We repaid the $50.0 million in June 2008 (fiscal 2009) and terminated this credit facility in July 2008 (fiscal 2009).

As of October 26, 2008, we had aggregate credit facilities and credit lines, including uncommitted credit lines, totaling $1,802.8 million including unused capacity of $932.8 million, of which $920.5 million represents unused capacity under the U.S. Credit Facility. There was no available capacity under our Euro Credit Facility.

Term loan

In August 2008 (fiscal 2009), we entered into a three-year $200.0 million term loan with Rabobank maturing on August 29, 2011. The term loan has a fixed interest rate of 6.83%. The term loan replaced $150.0 million of short-term uncommitted facilities which were available and borrowed from Rabobank at the end of the first quarter of fiscal 2009.

Smithfield Beef

As discussed in greater detail earlier under “Significant Events Affecting Results of Operations—Discontinued Operations,” we received $580.0 million in cash in connection with our sale of Smithfield Beef, which was used to pay down our U.S. Credit Facility and other long-term debt. In addition, as of October 26, 2008, the proceeds from the sale of the retained live cattle inventories, net of associated debt, are expected to be $150.0 million. Most of the live cattle inventories will be sold within six months after closing of the Smithfield Beef sale, with substantially all sold within 12 months after closing. We expect to use the net proceeds from the sale of the retained live cattle inventories primarily for debt reduction.

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

Credit Ratings

In June 2008 (fiscal 2009), Standard & Poor’s Rating Services (S&P) downgraded our ‘BB+’ credit rating to ‘BB-’. Based on amounts outstanding as of October 26, 2008, the annual pretax impact to earnings of this downgrade by S&P can be expected to be $1.9 million, all of which will be related to increased interest expense. In October 2008 (fiscal 2009), Moody’s Investor Services (Moody’s) downgraded our ‘Ba2’ credit rating to ‘B1’. Based on amounts outstanding as of October 26, 2008, the annual pretax impact to earnings of this downgrade by Moody’s can be expected to be $0.6 million, all of which will be related to increased interest expense. A further downgrade by either S&P or Moody’s would not impact the interest rates on our variable rate debt.

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

During the first quarter of fiscal 2009, we amended the interest coverage ratio minimum from 3.0 to 1 to 2.0 to 1 under the U.S. Credit Facility and the Euro Credit Facility. Based on the current industry outlook and our internal forecasts, we anticipate we will be in compliance with these debt covenants throughout fiscal 2009. However, the trailing twelve month nature of the covenant calculations may require us to seek an extension of the amended interest coverage ratio in fiscal 2010. We are confident that an extension, if needed, can be obtained.

For our senior secured notes totaling $40.0 million outstanding as of October 26, 2008, we have received amendments of certain covenants, such that we expect to comply with all financial covenants through maturity in October 2009.

Additional Matters Affecting Liquidity

Capital Projects

We anticipate a significant decline in capital spending in the near term both domestically and in our Eastern European operations. As of October 26, 2008, we had approved capital expenditures of approximately $105.0 million. These commitments are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities.

Group Pens

In January 2007 (fiscal 2007), we announced that we were in the beginning stages of phasing out individual gestation stalls at our sow farms and replacing the gestation stalls with group pens. We anticipate this will occur over the next 10 to 13 years. We currently estimate the total cost of our transition to group pens to be approximately $300.0 million. We believe this decision represents a significant financial commitment and was made as a result of the desire to be more animal friendly, as well as to address certain concerns and needs of our customers. We do not expect that the switch to penning systems at sow farms will have a material adverse effect on our operations. With current economic conditions in hog production, this project is being implemented as cash flow permits.

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During fiscal 2009, margin deposits posted by us ranged from $7.0 million to $272.3 million. The average daily amount on deposit with brokers during fiscal 2009 was $102.7 million. As of October 26, 2008, the amount on deposit with brokers was $84.6 million.

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

Pension Plan Funding

We expect to fund at least $57.9 million to our pension plans in fiscal 2009. Due to the recent economic downturn and related declines in the market value of our pension plan assets, our future funding requirements may increase significantly. See “Critical Accounting Policies and Estimates” for further discussion.

Litigation Costs

PSF, certain of our other subsidiaries and affiliates and us are parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs’ use and enjoyment of their properties. These claims are more fully described in “Item 3. Legal Proceedings—Missouri Litigation,” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008, “Item 1. Legal Proceedings—Missouri litigation” in our Quarterly Report on Form 10-Q for the quarterly period ended July 27, 2008, and “Item 1. Legal Proceedings—Missouri litigation” herein. We established a reserve estimating our liability for these and similar potential claims on the opening balance sheet for our acquisition of PSF. Consequently, expenses and other liabilities associated with these claims will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Although we recognize the uncertainties of litigation, based on our historical experience and our understanding of the facts and circumstances underlying these claims, we believe that these claims will not have a material adverse effect on our results of operations or financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our experience and our understanding of the current facts and circumstances. Actual results could differ from those estimates.

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008. In addition, our pension plan funding requirements and reported costs are dependent on a variety of assumptions regarding future events, including discount rates used to measure our pension obligation and net periodic benefit cost, and expected returns on plan assets. The recent deterioration in the securities markets has had a significant negative impact on the value of plan assets, the effect of which has not been reflected in the consolidated condensed financial statements as of and for the 26 weeks ended October 26, 2008 pursuant to the provisions of SFAS No. 158, which require plan assets and obligations to be re-measured at the end of fiscal 2009. Upon re-measurement, if the fair value of plan assets does not recover or declines further, or market conditions at that time necessitate adverse changes in certain actuarial assumptions (such as the discount rates or the expected rate of return on plan assets), we would experience an adverse change in the funded status of our plans which would lead to additional cash contribution requirements and increased net benefit cost for fiscal 2010 as compared to fiscal 2009. In addition, discount rates have risen since the end of fiscal 2008. Higher discount rates positively impact the funded status of our plans, but increase net benefit cost.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, changes in our credit rating, access to capital, the investment performance of our pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and dispositions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for fiscal 2008 and in this Quarterly Report on Form 10-Q for the period ended October 26, 2008. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For complete quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended April 27, 2008. Our exposure to market risk from commodities is detailed below.

The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of October 26, 2008 and April 27, 2008.

	October 26, 2008	April 27, 2008
	(in millions)
Livestock	$40.2	$160.7
Grains	39.0	24.7
Energy	2.6	2.9
Interest rates	0.2	2.0
Foreign currency	8.6	1.3

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of October 26, 2008. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of October 26, 2008.

There were no changes in our internal control over financial reporting during our second quarter of fiscal 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Missouri litigation

As previously disclosed in our Annual Report on Form 10-K filed on June 26, 2008 and our Quarterly Report on Form 10-Q filed on September 5, 2008, lawsuits based on the law of nuisance were filed against PSF and CGC in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. By order dated July 8, 2008, the court consolidated the claims of the remaining 49 Adwell plaintiffs for trial by farm. As a result, there will be only three additional Adwell trials, one for all plaintiffs at each farm. Plaintiffs have moved to join the Company as a defendant in the Adwell cases and to consolidate the claims of the six Adwell plaintiffs who live near one farm for trial with those of the four plaintiffs in Doyle Bounds, et al. v. PSF, et al. Defendants have opposed both of those motions, which remain pending.

We believe we have good defenses to all of the actions described above and intend to defend vigorously these suits.

Souderton facility

As previously disclosed in our Annual Report on Form 10-K filed on June 26, 2008, Smithfield Beef’s Souderton facility has experienced wastewater releases and an operational upset. The investigations into these incidents by the Environmental Protection Agency (the EPA), the Pennsylvania Department of Environmental Protection (PADEP) and the Pennsylvania Fish and Boat Commission are still on-going.

On November 21, 2008, PADEP issued a unilateral administrative order to Smithfield Beef requiring that it develop and implement a plan for certain corrective action activities relative to the prior rendering plant release, including, but not limited to, examination of pipes leading from the rendering facility, replacement of compromised piping, if any, construction of a new intercept sewer from rendering to the facility’s wastewater treatment plant, and the submission of a written report describing actions taken to comply with the administrative order. These requirements are consistent with activities Smithfield Beef, the EPA and PADEP have previously concurred are appropriate to prevent further releases. PADEP did not order the payment of any fine or penalties in this order.

In addition to the matters previously described, the facility experienced two additional discharges during the second quarter of fiscal 2009. On August 22, 2008, there was an estimated 5,000 gallon discharge from a wastewater force main which had been opened by mistake. On October 3, 2008, a section of a new wastewater main cracked and an estimated 3,000 to 5,000 gallons of wastewater discharged. Neither of these two discharges resulted in a fish kill or significant environmental impacts. The facility provided notice of these releases to state and federal environmental agencies and the facility continues to cooperate with all of the related investigations.

Settlement discussions with the EPA and PADEP regarding a resolution of the Souderton investigations are on-going.

The Souderton facility was a part of our sale of Smithfield Beef to a wholly-owned subsidiary of JBS which was completed in October 2008 (fiscal 2009). Under the terms of the sale, we have indemnification obligations for specified losses related to these pre-closing wastewater releases and operational upsets at the Souderton facility. However, JBS has assumed all remaining capital costs associated with the planned wastewater treatment system upgrade to which we agreed with PADEP after the two wastewater incidents in 2006. At this time, we do not believe that these indemnification obligations will have a material adverse effect on our financial position or results of operations.

Saratoga facility

As previously disclosed in our Annual Report on Form 10-K filed on June 26, 2008, we received a Notice of Proposed Civil Penalty (the Notice) in March 2008 from the Federal Aviation Administration. The Notice was issued to John Morrell’s Saratoga Food Specialties facility in Northlake, Illinois regarding two attempted air freight shipments of undeclared hazardous materials in November 2006. The parties have settled the matter and we have paid a penalty of $250,000.

ITEM 1A.	RISK FACTORS

In addition to the following risk factor, our Annual Report on Form 10-K for fiscal 2008 includes a listing of risk factors to be considered by investors in our securities.

Deterioration of economic conditions could negatively impact our business.

Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products or the cost and availability of our needed raw materials, cooking ingredients and packaging materials, thereby negatively affecting our financial results.

The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:

•	make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;

•

cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any technical or other waivers under our credit agreements to the extent we may seek them in the future;

•	impair the financial condition of some of our customers, suppliers or counterparties to our derivative instruments, thereby increasing bad debts or non-performance by suppliers;

•	negatively impact global demand for protein products, which could result in a reduction of sales, operating income and cash flows;

•

decrease the value of our investments in equity and debt securities, including our company-owned life insurance and pension plan assets, which could result in higher pension cost and funding requirements; and

•	impair the financial viability of our insurers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 28 to August 27, 2008	3,627	(2)	$24.83	—	2,873,430
August 28 to September 27, 2008	—		—	—	2,873,430
September 28 to October 26, 2008	421,000	(2)(3)	14.81	—	2,873,430

Total	424,627		14.90	—	2,873,430

(1)

As of October 26, 2008, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were authorized on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005.

(2)

The purchases of all of the shares for the period of July 28 to August 27, 2008 and of 21,000 shares for the period of September 28 to October 26, 2008 were made in open market transactions and such shares are held in a rabbi trust to mirror deferred stock grants and fee deferrals made under the Smithfield Foods, Inc. 2005 Non-employee Director Stock Plan (the 2005 Plan) and the Smithfield Foods, Inc. 2008 Incentive Compensation Plan (the 2008 Plan). The 2008 plan was approved by our shareholders at the 2008 Annual Meeting of Shareholders and replaces the 2005 Plan with respect to grants and fee deferrals made after the 2008 Annual Meeting of Shareholders.

(3)	The purchases of 400,000 shares for the period of September 28 to October 26, 2008 were made in open market transactions for contribution to our Supplemental Executive Retirement Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our shareholders at our annual meeting of shareholders held on August 27, 2008:

1. To elect as directors the following nominees to serve a three-year term on our board of directors:

Director Nominee	Votes For	Votes Withheld
Robert L. Burrus, Jr.	117,792,923	6,209,413
Hon. Carol T. Crawford	122,399,156	1,603,180
David C. Nelson	122,325,846	1,676,490
Gaoning Ning	122,289,088	1,713,248
Frank S. Royal, M.D.	122,185,065	1,817,271

The following other directors’ term of office continued after the meeting:

Joseph W. Luter, III

Wendell H. Murphy

C. Larry Pope

Hon. Paul S. Trible, Jr.

Paul J. Fribourg

Ray A. Goldberg

John T. Schwieters

Melvin O. Wright

2. To approve the Smithfield Foods, Inc. 2008 Incentive Compensation Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
91,982,623	14,692,665	1,740,997	15,586,051

3. To ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending May 3, 2009:

Votes For	Votes Against	Abstentions
122,015,545	405,620	1,581,171

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 2.1	—	Amendment, dated October 23, 2008, to the Purchase Agreement, dated as of March 4, 2008, by and among Continental Grain Company, ContiBeef LLC, Smithfield Foods, Inc. and MF Cattle Feeding, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2008).

Exhibit 3.1	—

Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on

September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws effective August 27, 2008, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 4.1	—	Credit Agreement, dated as of August 29, 2008, among Smithfield Foods, Inc., the lenders from time to time party thereto, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 4.2	—	Amendment No. 1, dated as of October 23, 2008, to the Registration Rights Agreement, dated as of May 7, 2007, by and between Smithfield Foods, Inc. and Continental Grain Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2008).

Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1	—	Smithfield Foods, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 10.2	—	Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 10.3	—	Compensation for Named Executive Officers for fiscal 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: December 5, 2008