Form 10-Q
period 2009-03-13
SMITHFIELD FOODS INC
filed 2009-03-13
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2009

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

At February 28, 2009, 143,576,842 shares of the registrant’s Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 27, 2008	February 1, 2009	January 27, 2008
	(unaudited)		(unaudited)
Sales	$3,348.2	$3,119.1	$9,637.1	$8,482.8
Cost of sales	3,262.1	2,738.4	9,119.7	7,534.2
Gross profit	86.1	380.7	517.4	948.6
Selling, general and administrative expenses	202.2	237.7	602.5	619.3
Equity in (income) loss of affiliates	17.6	(12.3)	41.6	(42.6)
Minority interests	1.8	1.2	5.3	4.4
Operating profit (loss)	(135.5)	154.1	(132.0)	367.5
Interest expense	58.0	53.2	154.6	142.9
Other income	(63.5)	-	(63.5)	-
Income (loss) from continuing operations before income taxes	(130.0)	100.9	(223.1)	224.6
Income tax expense (benefit)	(24.5)	43.5	(59.1)	87.2
Income (loss) from continuing operations	(105.5)	57.4	(164.0)	137.4
Income (loss) from discontinued operations, net of tax of $2.1, $(0.9), $44.3 and $(4.3)	2.4	(2.9)	52.5	(10.9)
Net income (loss)	$(103.1)	$54.5	$(111.5)	$126.5

Income (loss) per share:
Basic:
Continuing operations	$(.73)	$.43	$(1.17)	$1.03
Discontinued operations	.01	(.02)	.38	(.08)
Net income (loss) per common share	$(.72)	$.41	$(.79)	$.95
Diluted:
Continuing operations	$(.73)	$.43	$(1.17)	$1.03
Discontinued operations	.01	(.02)	.38	(.09)
Net income (loss) per diluted common share	$(.72)	$.41	$(.79)	$.94
Weighted average shares:
Weighted average basic shares	143.6	134.3	140.3	133.8
Effect of dilutive stock options	-	0.2	-	0.1
Weighted average diluted shares	143.6	134.5	140.3	133.9

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	February 1, 2009	April 27, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90.6	$57.3
Accounts receivable, net	643.4	738.1
Inventories	2,042.8	2,278.4
Prepaid expenses and other current assets	188.5	119.7
Assets of discontinued operations held for sale	-	656.5
Total current assets	2,965.3	3,850.0

Property, plant and equipment	4,087.3	4,332.8
Accumulated depreciation	(1,596.1)	(1,482.8)
Property, plant and equipment, net	2,491.2	2,850.0

Goodwill	827.3	864.6
Investments	699.5	694.6
Intangible assets, net	392.6	396.5
Other assets	186.7	212.2
Total assets	$7,562.6	$8,867.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$25.7	$169.3
Current portion of long-term debt and capital lease obligations	354.5	239.7
Accounts payable	433.3	523.4
Accrued expenses and other current liabilities	610.0	563.9
Liabilities of discontinued operations held for sale	-	138.4
Total current liabilities	1,423.5	1,634.7

Long-term debt and capital lease obligations	2,779.0	3,474.4
Other liabilities	589.3	693.7
Minority interests	17.6	16.9

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	-	-
Common stock, $.50 par value, 200,000,000 authorized shares; 143,576,842 and 134,398,175 issued
and outstanding	71.8	67.2
Additional paid-in capital	1,294.4	1,130.2
Stock held in trust	(64.8)	(53.1)
Retained earnings	1,727.0	1,838.5
Accumulated other comprehensive income (loss)	(275.2)	65.4
Total shareholders’ equity	2,753.2	3,048.2
Total liabilities and shareholders’ equity	$7,562.6	$8,867.9

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	February 1, 2009	January 27, 2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(111.5)	$126.5
Adjustments to reconcile net cash flows from operating activities:
(Income) loss from discontinued operations, net of tax	(52.5)	10.9
Equity in (income) loss of affiliates	41.6	(42.6)
Depreciation and amortization	207.3	194.0
Impairment of assets	78.2	0.6
Gain on sale of investments	(57.6)	-
Changes in operating assets and liabilities and other, net	(25.2)	(168.3)
Net cash flows from operating activities	80.3	121.1

Cash flows from investing activities:
Capital expenditures	(154.4)	(344.0)
Business acquisitions, net of cash acquired	(8.7)	(41.8)
Investments and other	12.4	12.2
Dispositions	575.5	-
Net cash flows from investing activities	424.8	(373.6)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600.0	502.1
Principal payments on long-term debt and capital lease obligations	(169.4)	(213.2)
Net repayments on revolving credit facilities and notes payables	(892.3)	(18.0)
Proceeds from the issuance of common stock and stock option exercises	122.3	2.9
Repurchases of debt	(86.2)
Purchase of call options	(88.2)	-
Proceeds from the sale of warrants	36.7	-
Other	(11.0)	(9.7)
Net cash flows from financing activities	(488.1)	264.1

Cash flows from discontinued operations:
Net cash flows from operating activities	34.7	2.1
Net cash flows from investing activities	(7.0)	(6.0)
Net cash flows from financing activities	(0.8)	(0.6)
Net cash flows from discontinued operations activities	26.9	(4.5)

Effect of foreign exchange rate changes on cash	(10.6)	(1.0)
Net change in cash and cash equivalents	33.3	6.1
Cash and cash equivalents at beginning of period	57.3	57.8
Cash and cash equivalents at end of period	$90.6	$63.9

Non-cash investing and financing activities:
Sale of interest in Groupe Smithfield in exchange for shares of Campofrío	$272.0	$-
Investment in Butterball	$(24.5)	$-
Common stock issued for acquisition	$(60.4)	$(620.2)

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Smithfield Foods, Inc., together with its subsidiaries (the “Company,” “Smithfield Foods,” “we,” “us” or “our”), is the leading processor and marketer of fresh pork and packaged meats in the United States (U.S.), as well as the world’s largest producer of hogs. We conduct our operations through five reporting segments: Pork, International, Hog Production (HP), Other and Corporate.

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

Unless otherwise stated, the amounts presented in these notes to our consolidated condensed financial statements are based on continuing operations for all fiscal periods included. Certain prior year amounts have changed as a result of including our former beef operations in discontinued operations and to conform to current year presentation. See Note 4—Discontinued Operations for further discussion of these discontinued operations.

Our fiscal year consists of either 52 or 53 weeks, ending on the Sunday nearest April 30. The three and nine months ended February 1, 2009 consisted of 14 and 40 weeks, respectively.  The three and nine months ended January 27, 2008 consisted of 13 and 39 weeks, respectively.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

FSP APB 14-1

In May 2008, the Financial Accounting Standards Board (the FASB) issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we expect to adopt the provisions of FSP APB 14-1 beginning in the first quarter of fiscal 2010 (beginning May 4, 2009). The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. When we are required to retrospectively apply the provisions of FSP APB 14-1 in fiscal 2010, we anticipate that interest expense related to our convertible debt instruments for fiscal 2009 will be increased by approximately $12.0 million.

SFAS 161

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. We adopted the provisions of SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS 157 for our nonrecurring fair value measurements of nonfinancial assets and liabilities, effective May 4, 2009 (fiscal 2010), will have a material impact on our consolidated financial statements. See Note 16— Fair Value Measurements for additional disclosures on fair value measurements.

NOTE 3: GOODWILL

Our policy is to perform an annual test of goodwill for impairment in the fourth quarter of each year.  As a result of significant losses recently incurred in our hog production operations, the deteriorating macro-economic environment, the continued market volatility and the decrease in our market capitalization, we performed an interim test of the carrying amount of goodwill related to our U.S. hog production operations as required by SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142).

In accordance with SFAS 142, goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

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

As of February 1, 2009, the carrying amount of goodwill related to our U.S. hog production operations was $451.7 million. We determined that the fair value of our U.S. hog production reporting unit exceeded its carrying value. Therefore, goodwill was not impaired.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of this reporting unit, it is possible a material change could occur.  If the actual results are not consistent with our estimates and assumptions used to calculate the fair value of this reporting unit, a material impairment of our goodwill could result.

NOTE 4: DISCONTINUED OPERATIONS

Smithfield Beef Group, Inc. (Smithfield Beef)

In October 2008 (fiscal 2009), we completed the sale of Smithfield Beef, our beef processing and cattle feeding operation, to a wholly-owned subsidiary of JBS S.A., a company organized and existing under the laws of Brazil (JBS), for $575.5 million in cash.

The sale included 100 percent of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), which previously was a 50/50 joint venture with Continental Grain Company (CGC). Immediately preceding the closing of the JBS transaction, we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments.

The JBS transaction excluded substantially all live cattle inventories held by Smithfield Beef and Five Rivers as of the closing date, together with associated debt. The excluded live cattle are currently being raised by JBS for a negotiated fee and sold at maturity at market-based prices. We believe that all but approximately 65,000 of the remaining live cattle inventories will be sold by the end of fiscal 2009, with substantially all sold by the second quarter of fiscal 2010.

The net proceeds from the JBS transaction were used to pay down our U.S. revolving credit agreement (the U.S. Credit Facility) and other long-term debt. As of February 1, 2009, we had received approximately $42 million in net proceeds from the sale of the retained live cattle inventories, which we used primarily for debt reduction.  Based on market prices as of February 1, 2009, we expect to receive an estimated $90 million of additional net proceeds from the remaining live cattle inventories, which we also plan to use primarily for debt reduction.

We recorded an estimated pre-tax gain of approximately $95.0 million ($51.9 million net of tax) on the sale of Smithfield Beef in the second quarter of fiscal 2009. We recorded an additional gain of approximately $4.5 million ($2.4 million net of tax) in the third quarter of fiscal 2009 for the settlement of differences in working capital at closing from agreed-upon targets. These gains were recorded in income (loss) from discontinued operations.

The following table presents sales and net income of Smithfield Beef for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 27, 2008	February 1, 2009	January 27, 2008
	(in millions)		(in millions)
Sales	$-	$670.5	$1,699.0	$2,135.1
Net income	-	1.4	0.9	2.2

Smithfield Bioenergy, LLC (SBE)

In May 2008 (fiscal 2009), we completed the sale of substantially all of the assets of SBE for $11.5 million. During the first quarter of fiscal 2008, we recorded an impairment charge of $6.7 million, net of tax of $3.8 million, to write-down the assets to their estimated fair value. We recorded an additional impairment charge of $2.9 million, net of tax of $1.6 million, in the third quarter of fiscal 2008.  These impairment charges were recorded in income (loss) from discontinued operations.

The following table presents sales and net loss of SBE for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 27, 2008	February 1, 2009	January 27, 2008
	(in millions)		(in millions)
Sales	$-	$4.2	$3.8	$20.0
Net loss	-	(4.5)	(2.7)	(13.3)

NOTE 5: RESTRUCTURING

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our pork group (the Restructuring Plan).  This restructuring is intended to make us more competitive by improving operating efficiencies and increasing plant utilization.  The Restructuring Plan includes the following primary initiatives:

▪	the closing of the following six plants. The production at each of these plants will be transferred to more efficient facilities:

▪	The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield South plant in Smithfield, Virginia;

▪	Smithfield Packing’s Plant City, Florida plant;

▪	Smithfield Packing’s Elon, North Carolina plant;

▪	John Morrell & Co’s (John Morrell) Great Bend, Kansas plant;

▪	Farmland Foods, Inc.’s (Farmland Foods) New Riegel, Ohio plant; and

▪	Armour-Eckrich Meats, LLC’s (Armour-Eckrich) Hastings, Nebraska plant;

▪	a reduction in the number of operating companies in the pork group from seven to three;

▪	the merger of the fresh pork sales forces of the John Morrell and Farmland Foods business units; and

▪	the consolidation of the international sales organizations that are responsible for exports of several of our operating companies into one group.

As a result of the announced plant closures, we recorded impairment charges of $72.8 million in the third quarter of fiscal 2009 for the write-down of assets. The charges included $68.0 million of write-downs of property, plant and equipment to reduce the carrying amounts of the long-lived assets that will be sold or disposed of to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair values of the plant facilities were determined based on estimated market values obtained from multiple real estate brokers. Additionally, certain inventories, totaling $4.8 million, were written off as they will be unusable at other operating locations.  All of these charges were recorded in cost of sales in the Pork segment.

In addition, we recorded charges totaling $12.0 million in the Pork segment in the third quarter of fiscal 2009 for employee related benefits.  These charges included estimated employee severance benefits, which were accrued in accordance with SFAS 112, “Employers’ Accounting for Postemployement Benefits—an amendment of FASB Statements No. 5 and 43,” and an estimated obligation for the partial withdrawal from a multiemployer pension plan.  Of these charges, $6.5 million was recorded in cost of sales with the remainder recorded in selling, general and administrative expenses.  As of February 1, 2009, none of these amounts had been paid.

We anticipate recording additional charges totaling approximately $30 million over the remainder of fiscal 2009 and the first half of fiscal 2010 comprised of $6 million for employee relocation and other benefits, and $24 million for plant consolidation, asset disposal and plant wind down and mothball expenses. In addition, we estimate that $53.0 million in capital expenditures will be required relative to plant consolidations in the remainder of fiscal 2009 and in fiscal 2010.

NOTE 6: OTHER OPERATING CHARGES

In the third quarter of fiscal 2009, we recorded charges of totaling $4.3 million in the Other segment for the write-down of cattle inventories due to a decline in live cattle market prices.  See Note 7—Investments for a discussion of inventory write-downs at our cattle feeding joint venture. Additionally, we incurred inventory write-downs and other associated costs in the Pork segment totaling approximately $7 million in the third quarter of fiscal 2009.

In August 2007 (fiscal 2008), outbreaks of classical swine fever (CSF) occurred at three of our thirty-three hog farms in Romania. During the second quarter of fiscal 2008, we recorded approximately $13.0 million of inventory write-downs and associated disposal costs related to these outbreaks in the HP segment.

NOTE 7: INVESTMENTS

We record our share of earnings and losses from our equity method investments in equity in (income) loss of affiliates within our consolidated condensed statements of income. Investments within our consolidated condensed balance sheets consist of the following:

Equity Investment	% Owned	February 1, 2009	April 27, 2008
		(in millions)
Campofrío Food Group (1)	37%	$458.0	$489.3
Butterball, LLC (Butterball)	49%	80.7	80.4
Mexican joint ventures	Various	68.5	76.0
Cattleco, LLC (Cattleco)	50%	45.8	-
Other	Various	46.5	48.9
Total investments		$699.5	$694.6

(1)
Prior to the 3rd quarter of fiscal 2009, we owned 50% of Groupe Smithfield S.L. (Groupe Smithfield) and 24% of Campofrío Alimentación, S.A. (Campofrío).  Those entities merged in the third quarter of fiscal 2009 to form Campofrío Food Group, of which we own 37%.  The amounts presented for Campofrío Food Group throughout this Quarterly Report on Form 10-Q represent the combined results of Groupe Smithfield and Campofrío. See “Groupe Smithfield—Campofrío Transaction” below for further discussion about the merger.

Equity in (income) loss of affiliates consists of the following:

		Three Months Ended		Nine Months Ended
Equity Investment	Segment	February 1, 2009	January 27, 2008	February 1, 2009	January 27, 2008
		(in millions)		(in millions)
Butterball	Other	$(3.9)	$(5.9)	$16.6	$(25.0)
Campofrío Food Group	International	0.6	(9.6)	4.2	(19.9)
Cattleco	Other	10.9	-	10.3	-
Mexican joint ventures	Various	9.1	2.7	10.3	2.7
All other equity method investments	Various	0.9	0.5	0.2	(0.4)
Equity in (income) loss of affiliates		$17.6	$(12.3)	$41.6	$(42.6)

Groupe Smithfield—Campofrío Transaction

In June 2008 (fiscal 2009), we announced an agreement to sell Groupe Smithfield to Campofrío in exchange for shares of Campofrío common stock.  In December 2008 (fiscal 2009), the merger of Campofrío and Groupe Smithfield was finalized. The new company, known as Campofrío Food Group, is listed on the Madrid and Barcelona Stock Exchanges.  The merger created the largest pan-European company in the packaged meats sector and one of the five largest worldwide.

Immediately prior to the merger, we owned 25% of Campofrío and 50% of Groupe Smithfield. We currently own 37% of the combined company, which continues to be accounted for under the equity method of accounting.

We determined that the transfer of our interest in Groupe Smithfield to Campofrío meets the conditions of a sale in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – A Replacement of FASB Statement No. 125.” Accordingly, we recorded a pre-tax gain of $56.0 million on the sale within other income in the third quarter of fiscal 2009.

Butterball Contribution

In July 2008 (fiscal 2009), we increased our investment in Butterball by converting $24.5 million of receivables due from Butterball to equity. Our joint venture partner made a similar investment.

Cattleco Formation

In October 2008 (fiscal 2009), in conjunction with the sale of Smithfield Beef, we formed a 50/50 joint venture with CGC, named Cattleco, to sell the remaining live cattle from Five Rivers that were not sold to JBS. These live cattle are currently being raised by JBS for a negotiated fee and sold at maturity at market-based prices. We believe that most of the live cattle held in this joint venture will be sold by the end of fiscal 2009 with substantially all sold by the end of the second quarter of fiscal 2010. See Note 4—Discontinued Operations for discussion of our wholly-owned cattle inventories.

In the third quarter of fiscal 2009, Cattleco recorded a write-down of cattle inventories due to a decline in live cattle market prices.  Our share of the write-down was $14.5 million.

NOTE 8: INVENTORIES

Inventories consist of the following:
	February 1, 2009	April 27, 2008
	(in millions)
Live hogs	$940.7	$982.4
Fresh and packaged meats	793.4	861.9
Live cattle	48.8	147.1
Manufacturing supplies	86.7	88.6
Other	173.2	198.4
Total inventories	$2,042.8	$2,278.4

NOTE 9: DEBT

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

In August 2008 (fiscal 2009), we entered into a three-year $200.0 million term loan with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank) maturing on August 29, 2011. The term loan had an initial interest rate of 6.3% and has since been adjusted to 7.83% to correlate to the recent increase in interest rate spreads under the U.S. Credit Facility. The term loan replaced $150.0 million of short-term uncommitted facilities which were available and borrowed from Rabobank.

Debt Repurchases

During the third quarter of fiscal 2009, we redeemed a total of $93.7 million of long-term debt for $86.2 million and recorded a gain of $7.5 million in other income.

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

In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions with respect to our common stock to reduce potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions (collectively referred to as the Call Spread Transactions). We purchased call options that permit us to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment, which is the number of shares initially issuable upon conversion of the Convertible Notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment. See Note 13—Shareholders’ Equity for more information on the Call Spread Transactions.

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

Our senior unsecured notes preclude us from incurring certain additional indebtedness when our interest coverage ratio is less than 2.0 to 1.0 (the Incurrence Test).  The ratio is calculated differently from similar ratios under the U.S. Credit Facility and Euro Credit Facility. As of February 1, 2009, we did not meet the Incurrence Test.  Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the third quarter of fiscal 2010.  The Incurrence Test is not a covenant and our failure to meet the Incurrence Test is not a default. In addition to precluding us from incurring certain additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from refinancing or increasing our borrowings under the U.S. Credit Facility or the Euro Credit Facility, or from refinancing certain other existing indebtedness, including our senior unsecured notes maturing in October 2009 ($206.3 million outstanding as of February 1, 2009) and our senior secured notes also maturing in October 2009 ($37.5 million outstanding as of February 1, 2009). Therefore we do not expect the limitations resulting from our failure to meet the Incurrence Test to have a material adverse effect on our business.  We have no current plans, during the period in which we do not expect to meet the Incurrence Test, to incur indebtedness beyond that which we are permitted to incur, nor to engage in any of the other restricted activities.

During the first quarter of fiscal 2009, we amended the interest coverage ratio minimum from 3.0 to 1 to 2.0 to 1 until the end of fiscal 2009 under the U.S. Credit Facility and the Euro Credit Facility.

In February 2009 (fiscal 2009), we further amended the interest coverage ratio under the U.S. Credit Facility and the Euro Credit Facility such that the interest coverage ratio will be as follows: 1.6 to 1 for the third quarter of fiscal 2009; 1.2 to 1 for the fourth quarter of fiscal 2009; 1.35 to 1 for the first and second quarters of fiscal 2010; and 2.0 to 1 for the third quarter of fiscal 2010.  Pursuant to the original terms of the U.S. Credit Facility and the Euro Credit Facility, the ratio will return to 3.0 to 1 for the fourth quarter of fiscal 2010 and thereafter.

In addition to the amended interest coverage ratio, the amendment entered into in February 2009 (fiscal 2009) for the U.S. Credit Facility included the following provisions:

▪
A revision of the inventory and receivables ratio coverage covenant to require a ratio of (i) the sum of 65% of the aggregate amount of inventory plus 85% of the aggregate amount of accounts receivable to (ii) the revolving credit exposure under the U.S. Credit Facility and any pari passu debt, to be at or above 1.3 to 1;

▪	An increase in the applicable borrowing spreads for loans and letters of credit from a rating-based grid of 1.125% to a flat 3.50%. Commitment fees were also increased from .20% to .50%;

▪	An elimination of the ability to borrow based on the offered rate for overnight federal funds; and

▪
An agreement by us to execute and deliver to the administrative agent, within thirty days of February 2, 2009, a deed of trust (in form and substance reasonably satisfactory to the administrative agent) with respect to the real property of one of our subsidiaries, Smithfield Packing, (including buildings and improvements) located in Bladen County, North Carolina known as Smithfield Packing’s Tar Heel pork processing plant.  This deed of trust was delivered within the required thirty days from February 2, 2009.

In addition to the amended interest coverage ratio, the amendment entered into in February 2009 (fiscal 2009) for the Euro Credit Facility included the following provisions:

▪	A revision of the asset coverage ratio to require a ratio of certain of our assets to the aggregate outstanding loans under the Euro Credit Facility to be at or above 1.75 to 1;

▪	The pledge of additional shares of Campofrío not previously securing the Euro Credit Facility;

▪	The pledge of certain accounts receivable and inventory of certain of our Romanian and Polish subsidiaries;

▪	An increase in the applicable borrowing spreads for loans from a rating-based grid of 1.225% to a rating-based grid of 4.00%. Commitment fees were also increased from .6125% to .75%;

▪
A borrowing base that will limit borrowings as a function of the assigned values of the pledged Campofrío shares and accounts recievable and inventory of certain of our Romanian and Polish subsidiaries.

As a result of the amendments to the U.S. Credit Facility and Euro Credit Facility in February 2009 (fiscal 2009), we expect annual interest expense to increase by approximately $20 million to $25 million.  We incurred fees and expenses associated with the two amendments totaling approximately $12.0 million, which were capitalized and will be amortized to interest expense over the remaining term of these facilities.

For our senior secured notes totaling $37.5 million outstanding as of February 1, 2009, we have received amendments of certain covenants. As of February 1, 2009, we were in compliance with all financial covenants under our senior secured notes, the U.S. Credit Facility and the Euro Credit Facility.

NOTE 10: GUARANTEES

As part of our business, we are party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheet. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability in our consolidated balance sheet.

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $92.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $71.0 million was outstanding as of February 1, 2009, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the U.S. Credit Facility. In addition, we continue to guarantee $19.4 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these guarantees will be released in the near future and others will remain in place until the leases expire.

NOTE 11: INCOME TAXES

Our effective tax rate was 19% and 43% for the three months ended February 1, 2009 and January 27, 2008, respectively. Our effective tax rate was 26% and 39% for the nine months ended February 1, 2009 and January 27, 2008, respectively. The variation in the effective tax rate for both the three and nine month periods was mainly due to the recognition of income tax related to the merger of Groupe Smithfield with and into Campofrío in the third quarter of fiscal year 2009. As a result of the merger, we were required to provide additional deferred taxes on the earnings of Groupe Smithfield previously deferred under Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes—Special Areas” (APB 23), as well as on inherent gains related to the pre-merger holdings of Groupe Smithfield and Campofrío.  This expense reduced the income tax benefit, and thus reduced the effective tax rate.  The reduction to the effective tax rate for the nine month period was partially offset by the successful resolution of uncertain tax positions during the second quarter of fiscal 2009.

NOTE 12: PENSION PLANS

The components of net periodic pension cost consist of:

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 27, 2008	February 1, 2009	January 27, 2008
	(in millions)		(in millions)
Service cost	$6.3	$6.9	$19.1	$20.4
Interest cost	17.2	16.1	51.5	47.6
Expected return on plan assets	(17.4)	(17.0)	(52.3)	(50.7)
Net amortization	1.6	2.3	4.8	6.8
Net periodic pension cost	$7.7	$8.3	$23.1	$24.1

Our pension plan funding requirements and reported costs are dependent on a variety of assumptions regarding future events, including discount rates used to measure our pension obligation and net periodic benefit cost, and expected returns on plan assets. The recent deterioration in the securities markets has had a significant negative impact on the value of plan assets, the effect of which has not been reflected in the consolidated condensed financial statements as of and for the nine months ended February 1, 2009 pursuant to the provisions of SFAS No. 158, which require plan assets and obligations to be re-measured at the end of fiscal 2009. Upon re-measurement, if the fair value of plan assets does not recover or declines further, or market conditions at that time necessitate adverse changes in certain actuarial assumptions (such as the discount rates or the expected rate of return on plan assets), we would experience an adverse change in the funded status of our plans which would lead to additional cash contribution requirements and increased net benefit cost for fiscal 2010 as compared to fiscal 2009.

NOTE 13: SHAREHOLDERS’ EQUITY

Stock Options

We issued 12,000 shares of common stock upon exercise of stock options during the first quarter of fiscal 2009. There were no exercises of common stock options during the second or third quarters of fiscal 2009.

Call Spread Transactions

In connection with the issuance of the Convertible Notes (see Note 9—Debt), we entered into separate convertible note hedge transactions with respect to our common stock to minimize the impact of potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions.

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

Under EITF 00-19 and other relevant literature, the Call Spread Transactions meet the criteria for classification as equity instruments. As a result, we recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an increase to additional paid-in capital. In accordance with EITF 00-19, subsequent changes in fair value of those instruments are not recognized in the financial statements as long as the instruments continue to meet the criteria for equity classification.

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

CGC Share Issuance

In October 2008 (fiscal 2009), we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments. See Note 4—Discontinued Operations for further discussion of this transaction.

NOTE 14: COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) net of tax, consist of:

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 27, 2008	February 1, 2009	January 27, 2008
	(in millions)		(in millions)
Net income (loss)	$(103.1)	$54.5	$(111.5)	$126.5
Hedge accounting	18.1	1.2	(122.2)	(5.0)
Foreign currency translation	(122.0)	(21.2)	(217.4)	2.6
Pension accounting	(1.7)	4.5	(1.0)	8.3
Total comprehensive income (loss)	$(208.7)	$39.0	$(452.1)	$132.4

NOTE 15: DERIVATIVES AND HEDGING ACTIVITIES

Our meat processing and hog production operations use various raw materials, primarily live hogs, corn and soybean meal, which are actively traded on commodity exchanges. We hedge these commodities when we determine conditions are appropriate to mitigate price risk. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. We attempt to closely match the commodity contract terms with the hedged item. We also enter into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and foreign exchange forward contracts to hedge certain exposures to fluctuating foreign currency rates.

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). SFAS 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method). Under SFAS 133, we may elect either method of accounting for our derivative portfolio, assuming all the necessary requirements are met. We have in the past, and may in the future, avail our self of either acceptable method. We believe all of our derivative instruments represent economic hedges against changes in prices and rates, regardless of their designation for accounting purposes.

We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. As of February 1, 2009, prepaid expenses and other current assets included $105.7 million representing the right to reclaim cash collateral under master netting arrangements. As of February 1, 2009, accrued expenses and other current liabilities included $20.0 million representing an obligation to return collateral under master netting arrangements.

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

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The fair value of our open derivative financial instruments consists of(1):

	February 1, 2009	April 27, 2008
	(in millions)
Livestock	$26.0	$(26.5)
Grains	(96.5)	(5.6)
Energy	(13.5)	4.8
Interest rates	(9.0)	(2.0)
Foreign currency	(5.8)	(0.3)

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

Ineffectiveness, as defined in SFAS 133, on cash flow hedges was immaterial for the three and nine months ended February 1, 2009. There was no ineffectiveness related to cash flow hedges in the comparable periods in the prior year. As of February 1, 2009, there were deferred net losses of $98.1 million, net of tax of $62.5 million, in accumulated other comprehensive income (loss) relating to commodity cash flow hedges.

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

Ineffectiveness on fair value hedges was immaterial for the three and nine months ended February 1, 2009.  There was no ineffectiveness related to fair value hedges in the comparable periods in the prior year. As of February 1, 2009, there were deferred net gains of $12.2 million in accrued expenses and other current liabilities relating to fair value hedges.

NOTE 16: FAIR VALUE MEASUREMENTS

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were measured at fair value on a recurring basis as of February 1, 2009.

	Fair Value Measurements	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives	$46.3	$41.0	$5.3	$-
Cash surrender value of life insurance policies	32.0	32.0	-	-
Marketable securities	1.3	1.3	-	-
Total	$79.6	$74.3	$5.3	$-

Liabilities
Derivatives	$145.1	$109.0	$36.1	$-

NOTE 17: REGULATION AND LITIGATION

Other than the following matters and those reported in our Quarterly Reports on Form 10-Q filed on September 5, 2008 and December 5, 2008, there have been no significant developments regarding the litigation disclosed in Note 11 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008, nor have any significant new matters arisen during the nine months ended February 1, 2009.

Missouri Litigation

As previously disclosed in our Annual Report on Form 10-K filed on June 26, 2008 and our Quarterly Reports on Forms 10-Q filed on September 5, 2008 and December 5, 2008, lawsuits based on the law of nuisance were filed against Premium Standard Farms, Inc. (PSF) and CGC in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. By order dated July 8, 2008, the court consolidated the claims of the remaining 49 Adwell plaintiffs for trial by farm. By order dated February 6, 2009, the court denied plaintiffs’ motion to consolidate the claims of the six Adwell plaintiffs who live near one farm for trial with those of the four plaintiffs in Doyle Bounds, et al. v. PSF, et al. The court also ordered that the Adwell plaintiffs living around each of the three farms at issue will be further divided into two groups based on the time periods covered by their claims. As a result, there may be as many as six additional trials in the Adwell cases, two for each farm. However, the court left open the possibility for reconsolidation on a farm-by-farm basis in the future. The court also scheduled the next Adwell trial, which will resolve the claims of 13 plaintiffs who live near Homan farm whose claims begin in 1999, to commence on February 1, 2010.

We believe we have good defenses to all of the actions described above and intend to defend vigorously these suits.

NOTE 18: SEGMENT DATA

We conduct our operations through five reporting segments: Pork, International, HP, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. As discussed in Note 4—Discontinued Operations, we sold our Beef operations, which are now being reported in discontinued operations.

The Pork segment consists mainly of seven wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe, Mexico and China. The HP segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations, our interest in Butterball, our live cattle operations and our interest in live cattle operations. The Corporate segment provides management and administrative services to support our other segments.

The following table presents sales and operating profit by segment for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 27, 2008	February 1, 2009	January 27, 2008
	(in millions)		(in millions)
Sales:
Segment sales—
Pork	$2,826.6	$2,605.3	$7,995.9	$7,177.0
International	333.2	358.8	1,141.0	879.7
Hog Production	660.5	558.0	2,135.1	1,778.4
Other	96.0	38.8	187.0	112.3
Total segment sales	3,916.3	3,560.9	11,459.0	9,947.4
Intersegment sales—
Pork	(6.2)	(13.1)	(34.6)	(36.9)
International	(15.3)	(16.6)	(49.4)	(40.6)
Hog Production	(546.6)	(412.1)	(1,737.9)	(1,387.1)
Total intersegment sales	(568.1)	(441.8)	(1,821.9)	(1,464.6)
Consolidated sales	$3,348.2	$3,119.1	$9,637.1	$8,482.8

Operating profit (loss):
Pork	$129.4	$221.5	$284.5	$310.9
International	14.5	22.3	31.4	46.4
Hog Production	(253.6)	(80.7)	(350.4)	30.9
Other	(9.5)	7.0	(28.3)	30.6
Corporate	(16.3)	(16.0)	(69.2)	(51.3)
Consolidated operating profit (loss)	$(135.5)	$154.1	$(132.0)	$367.5

			February 1, 2009	April 27, 2008
			(Unaudited)
Total assets:
Pork			$2,681.1	$2,864.8
International			1,167.2	1,420.0
Hog Production			2,840.2	3,095.3
Other			252.1	300.0
Corporate			622.0	531.3
Assets of discontinued operations held for sale			-	656.5
Consolidated total assets			$7,562.6	$8,867.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unless otherwise stated, the amounts presented in the following discussion are based on continuing operations for all fiscal periods included. Certain prior year amounts have changed as a result of including our former beef operations in discontinued operations and to conform to current year presentation.

Our fiscal year consists of either 52 or 53 weeks, ending on the Sunday nearest April 30. The three and nine months ended February 1, 2009 consisted of 14 and 40 weeks, respectively.  The three and nine months ended January 27, 2008 consisted of 13 and 39 weeks, respectively.

EXECUTIVE OVERVIEW

We are the leading processor and marketer of fresh pork and packaged meats in the United States, as well as the world’s largest producer of hogs. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We operate in a cyclical industry and our results are significantly affected by fluctuations in commodity prices for hogs, cattle and grains. Some of the factors that we believe are critical to the success of our business are our ability to:

▪	maintain and expand market share, particularly in packaged meats,

▪	develop and maintain strong customer relationships,

▪	continually innovate and differentiate our products,

▪	manage risk in volatile commodities markets, and

▪	maintain our position as a low cost producer of live hogs, fresh pork and packaged meats.

We conduct our operations through five reporting segments: Pork, International, HP, Other and Corporate. Each segment is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our seven wholly-owned U.S. fresh pork and packaged meats subsidiaries. As further described under “Significant Events Affecting Results of Operations – Pork Segment Restructuring” below, we will consolidate these seven subsidiaries into three. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe, Mexico and China. The HP segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations, our interest in Butterball, our live cattle operations and our interest in live cattle joint venture operations. The Corporate segment provides management and administrative services to support our other segments.

As discussed in further detail under “Results of Operations” below, we announced a plan, in February 2009 (fiscal 2009), to consolidate and streamline the corporate structure and manufacturing operations in our pork group to improve operating efficiencies and increase utilization.  The Restructuring Plan will result in the consolidation of several of our Pork segment business units into three large operating companies.  The new business model will allow us to focus on maximizing operating, marketing, financial and logistical synergies that will enable us to better meet the needs of our retail, foodservice and international customers who do business with multiple Smithfield Foods companies.

Our overall focus has shifted from acquisitions to integration, driving operating efficiencies and growing our high margin packaged meats business to fully leverage the benefits of over thirty years of opportunistic acquisitions.  The consolidation of our independent operating companies into three strong, market driven companies with strong regional brands and a national presence, will better serve the needs of our customers, employees and other key stakeholders.  We expect that the Restructuring Plan will result in annual cost savings and improved pre-tax earnings of approximately $55.0 million in fiscal 2010 and $125.0 million by fiscal 2011.

Third Quarter of Fiscal 2009 Summary

We incurred a net loss of $103.1 million, or $.72 per diluted share, in the third quarter of fiscal 2009, compared to net income of $54.5 million, or $.41 per diluted share, in the same quarter last year. The following significant factors impacted our third quarter fiscal 2009 results compared to the third quarter of fiscal 2008:

▪	Pork segment operating profit decreased primarily due to the recognition of asset write-downs and other restructuring charges associated with the Restructuring Plan.

▪
International segment operating profit decreased primarily due to higher raw material costs, decreased product demand and less favorable results from our equity method investments. We recognized a gain of $56.0 million on the sale of our interest in Groupe Smithfield to Campofrío, which is not reflected in operating profit.

▪	The HP segment experienced a significantly greater operating loss due to significantly higher raising costs.

▪	The Other segment incurred an operating loss primarily due to write-downs of cattle inventories resulting from a decline in live cattle market prices.

▪	Fiscal 2009 results included a mark to market adjustment on derivative instruments of approximately $56.0 million, primarily in the HP segment.

Outlook

The commodity markets affecting our business are extremely volatile and fluctuate on a daily basis. The magnitude of commodity price increases and the subsequent decline over the past nine months is unprecedented. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪
Pork—Throughout fiscal 2008 and thus far in fiscal 2009, the industry experienced record hog slaughter levels. However, in fiscal 2010, sow liquidation in prior periods should result in fewer market hogs. We expect fresh pork prices and live hog values will increase gradually over time as supplies tighten. Fresh pork and packaged meats price increases will depend on the level of customer acceptance of such increases.

While some moderation may occur from fiscal 2008’s record export levels, export levels for the remainder of fiscal 2009 and fiscal 2010 are still expected to be well above historical volumes. Domestic hog and meat prices remain a relative value compared to prices in other parts of the world and export demand continues to be strong. These factors should continue to support export sales, at least in the near term. However, some of our competitive advantage may be lost if fresh meat prices rise significantly or the U.S. dollar strengthens.

The restructuring initiatives announced in February 2009 (fiscal 2009) are expected to provide substantial cost savings going forward as we improve operating efficiencies and increase plant utilization.

▪
International—Similar to conditions in the U.S., hog producers in Europe and the rest of the world have experienced high grain prices and large losses. They have reacted with herd liquidation. We expect lower slaughter levels will likely result in higher hog prices in Europe and pressure on fresh meat and packaged meats margins. We will attempt to mitigate this margin pressure through price increases, improved productivity and operating performance. We will continue to explore strategic opportunities to maximize the value of our European assets.

▪
HP—We have seen a significant decline in market prices for grains over the past several months. As we have explained, we ensured availability of grain supplies last summer through the end of fiscal 2009 by locking in corn at approximately $6 per bushel through this period. As a result, feed costs will remain at these high levels through the end of fiscal 2009, making the HP segment unprofitable. We believe that raising costs have peaked and will begin to decrease in the first half of calendar 2009. Lower feed prices will increasingly be reflected in cost of sales each month, moving through the first half of fiscal 2010, as hogs consume cheaper feed.

Hog supplies have been at record high levels. Herd reductions should tighten supplies and push prices higher in both the U.S. and Europe, as the oversupply situation corrects itself in the coming months.

▪	Other—Near term, we anticipate high grain costs will continue to adversely impact profitability of our turkey operations.

RESULTS OF OPERATIONS

Significant Events Affecting Results of Operations

Smithfield Beef

In October 2008 (fiscal 2009), we completed the sale of Smithfield Beef, our beef processing and cattle feeding operation, to a wholly-owned subsidiary of JBS for $575.5 million in cash.

The sale included 100 percent of Five Rivers, which previously was a 50/50 joint venture with CGC. Immediately preceding the closing of the JBS transaction, we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments.

The JBS transaction excluded substantially all live cattle inventories held by Smithfield Beef and Five Rivers as of the closing date, together with associated debt. The excluded live cattle are currently being raised by JBS for a negotiated fee and sold at maturity at market-based prices. We believe that all but approximately 65,000 of the remaining live cattle inventories will be sold by the end of fiscal 2009, with substantially all sold by the second quarter of fiscal 2010.

The net proceeds from the JBS transaction were used to pay down our U.S. Credit Facility and other long-term debt. As of February 1, 2009, we had received approximately $42 million in net proceeds from the sale of the retained live cattle inventories, which we used primarily for debt reduction.  Based on market prices as of February 1, 2009, we expect to receive an estimated $90 million of additional net proceeds from the remaining live cattle inventories, which we also plan to use primarily for debt reduction.

We recorded an estimated pre-tax gain of approximately $95.0 million ($51.9 million net of tax) on the sale of Smithfield Beef in the second quarter of fiscal 2009. We recorded an additional gain of approximately $4.5 million ($2.4 million net of tax) in the third quarter of fiscal 2009 for the settlement of differences in working capital at closing from agreed-upon targets.  These gains were recorded in income (loss) from discontinued operations.

The following table presents sales and net income of Smithfield Beef for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 27, 2008	February 1, 2009	January 27, 2008
	(in millions)		(in millions)
Sales	$-	$670.5	$1,699.0	$2,135.1
Net income	-	1.4	0.9	2.2

Smithfield Bioenergy, LLC

In May 2008 (fiscal 2009), we completed the sale of substantially all of the assets of SBE for $11.5 million. During the first quarter of fiscal 2008, we recorded an impairment charge of $6.7 million, net of tax of $3.8 million, to write-down the assets to their estimated fair value. We recorded an additional impairment charge of $2.9 million, net of tax of $1.6 million, in the third quarter of fiscal 2008. These impairment charges were recorded in income (loss) from discontinued operations.

The following table presents sales and net loss of SBE for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 27, 2008	February 1, 2009	January 27, 2008
	(in millions)		(in millions)
Sales	$-	$4.2	$3.8	$20.0
Net loss	-	(4.5)	(2.7)	(13.3)

Groupe Smithfield—Campofrío Transaction

In June 2008 (fiscal 2009), we announced an agreement to sell Groupe Smithfield to Campofrío in exchange for shares of Campofrío common stock.  In December 2008 (fiscal 2009), the merger of Campofrío and Groupe Smithfield was finalized. The new company, known as Campofrío Food Group, is listed on the Madrid and Barcelona Stock Exchanges.  The merger created the largest pan-European company in the packaged meats sector and one of the five largest worldwide.

Immediately prior to the merger, we owned 25% of Campofrío and 50% of Groupe Smithfield. After giving effect to the merger, we currently own 37% of the combined company, which continues to be accounted for under the equity method of accounting.

We determined that the transfer of our interest in Groupe Smithfield to Campofrío met the conditions of a sale in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – A Replacement of FASB Statement No. 125.” Accordingly, we recorded a pre-tax gain of $56.0 million on the sale within other income in the third quarter of fiscal 2009.

The amounts presented for Campofrío Food Group throughout this Quarterly Report on Form 10-Q represent the combined results of Groupe Smithfield and Campofrío.

Pork Segment Restructuring

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our pork group.  This restructuring is intended to make us more competitive by improving operating efficiencies and increasing plant utilization.  The plan includes the following primary initiatives:

▪	the closing of the following six plants. The production at each of these plants will be transferred to more efficient facilities:

▪	Smithfield Packing’s Smithfield South plant in Smithfield, Virginia;

▪	Smithfield Packing’s Plant City, Florida plant;

▪	Smithfield Packing’s Elon, North Carolina plant;

▪	John Morrell’s Great Bend, Kansas plant;

▪	Farmland Foods’ New Riegel, Ohio plant; and

▪	Armour-Eckrich’s Hastings, Nebraska plant;

▪	a reduction in the number of operating companies in the pork group from seven to three;

▪	the merger of the fresh pork sales forces of the John Morrell and Farmland Foods business units; and

▪	the consolidation of the international sales organizations that are responsible for exports of several of our operating companies into one group.

The new business model will allow us to focus on maximizing operating, marketing, financial and logistical synergies that will enable us to better meet the needs of our retail, foodservice and international customers who do business with multiple Smithfield Foods companies. We expect to achieve a net reduction of approximately 1,800 jobs in the pork group as a result of the restructuring.  We expect the initiatives will be substantially completed by the end of the third quarter of fiscal 2010.  We believe the Restructuring Plan will result in annual cost savings and improved pre-tax earnings after applicable restructuring expenses of approximately $55.0 million in fiscal 2010 and $125.0 million by fiscal 2011.

As a result of the announced plant closures, we recorded impairment charges of $72.8 million in the third quarter of fiscal 2009 for the write-down of assets. The charges included $68.0 million of write-downs of property, plant and equipment to reduce the carrying amounts of the long-lived assets that will be sold or disposed of to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair values of the plant facilities were determined based on estimated market values obtained from multiple real estate brokers. Additionally, certain inventories, totaling $4.8 million, were written off as they will be unusable at other operating locations.  All of these charges were recorded in cost of sales in the Pork segment.

In addition, we recorded charges totaling $12.0 million in the Pork segment in the third quarter of fiscal 2009 for employee related benefits.  These charges included estimated employee severance benefits, which were accrued in accordance with SFAS 112, “Employers’ Accounting for Postemployement Benefits—an amendment of FASB Statements No. 5 and 43,” and an estimated obligation for the partial withdrawal from a multiemployer pension plan.  Of these charges, $6.5 million was recorded in cost of sales with the remainder recorded in selling, general and administrative expenses.  As of February 1, 2009, none of these amounts had been paid.

We anticipate recording additional charges totaling approximately $30 million over the remainder of fiscal 2009 and the first half of fiscal 2010 comprised of $6 million for employee relocation and other benefits, and $24 million for plant consolidation, asset disposal and plant wind down and mothball expenses. In addition, we estimate that $53.0 million in capital expenditures will be required relative to plant consolidations in the remainder of fiscal 2009 and in fiscal 2010.

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

Consolidated Results of Operations

Sales and cost of sales

	Three Months Ended			Nine Months Ended
	February 1, 2009	January 27, 2008	% Change	February 1, 2009	January 27, 2008	% Change
	(in millions)			(in millions)
Sales	$3,348.2	$3,119.1	7%	$9,637.1	$8,482.8	14%
Cost of sales	3,262.1	2,738.4	19	9,119.7	7,534.2	21
Gross profit	86.1	380.7	(77)	517.4	948.6	(45)
Gross profit margin	3%	12%		5%	11%

The following items explain the significant changes in sales and gross profit:

Three Months:

▪	The increase in sales is primarily due to an additional week of results in fiscal 2009.

▪	Higher feed and feed ingredient costs contributed to an increase in domestic raising costs of 27%.

▪	Domestic live hog market prices increased 8%.

▪	A write-down of assets and other restructuring charges related to the Restructuring Plan increased cost of sales by $79.3 million.

▪	Fiscal 2009 included losses of $12.6 million on commodity derivative contracts compared to gains of $76.6 million in fiscal 2008.

Nine Months:

▪	Fiscal 2009 included 40 weeks of results compared to 39 weeks in fiscal 2008.

▪
Excluding the effects of the additional week of sales, fresh pork volumes increased 8% worldwide due to higher slaughter rates and strong export demand. Including the additional week of sales, pork exports rose 41% in volume and 56% in dollar terms.

▪	Higher fresh pork market prices contributed to the increase in sales.

▪	Stronger underlying foreign currencies contributed approximately $108.0 million of sales, or a 1% increase.

▪	Higher feed and feed ingredient costs contributed to an increase in domestic raising costs of 26%.

▪	Domestic live hog market prices increased 10%.

▪	Gains recognized on commodity derivative contracts decreased $149.5 million.

▪	A write-down of assets and other restructuring charges related to the Restructuring Plan increased cost of sales by $79.3 million.

▪	Freight costs increased significantly due to higher fuel prices.

Selling, general and administrative expenses

	Three Months Ended				Nine Months Ended
	February 1, 2009	January 27, 2008	% Change		February 1, 2009	January 27, 2008	% Change
	(in millions)				(in millions)
Selling, general and administrative expenses	$202.2	$237.7	(15	) %	$602.5	$619.3	(3	) %

The following items explain the significant changes in selling, general and administrative expenses:

Three Months:

▪	Variable compensation expense and fringe costs decreased $48.8 million due to lower consolidated operating results.

▪
Fiscal 2009 included 14 weeks of results compared to 13 weeks in fiscal 2008. We experienced declines in a number of expense categories due to overall efforts to minimize expenses, despite the additional week of results.

▪	Foreign currency transaction losses increased $13.7 million.

▪	Losses on company-owned life insurance policies increased approximately $6.8 million due to declines in the securities markets.

▪	Fiscal 2009 included $5.5 million of estimated severance and other employee related benefits associated with the Restructuring Plan.

Nine Months:

▪	Variable compensation expense and fringe costs decreased $65.1 million due to lower consolidated operating results.

▪
Fiscal 2009 includes 40 weeks of results compared to 39 weeks in fiscal 2008. We experienced declines in a number of expense categories due to overall efforts to minimize expenses, despite the additional week of results.

▪	Losses on company-owned life insurance policies increased approximately $13.4 million due to declines in the securities markets.

▪	Fiscal 2009 included foreign currency transaction losses of $6.4 million compared to gains of $3.3 million in fiscal 2008.

▪	Depreciation and amortization increased $7.1 million driven primarily by farm construction and foreign currency translation.

▪	Fiscal 2009 included $5.5 million of estimated severance and other employee related benefits associated with the Restructuring Plan.

▪	We recognized an impairment charge of $4.3 million in fiscal 2009 related to certain of our investments.

Equity in (income) loss of affiliates

	Three Months Ended				Nine Months Ended
	February 1, 2009	January 27, 2008	% Change		February 1, 2009	January 27, 2008	% Change
	(in millions)				(in millions)
Butterball	$(3.9)	$(5.9)	(34	) %	$16.6	$(25.0)	(166	) %
Campofrío Food Group	0.6	(9.6)	(106)		4.2	(19.9)	(121)
Cattleco	10.9	-	NM		10.3	-	NM
Mexican joint ventures	9.1	2.7	(237)		10.3	2.7	(281)
All other equity method investments	0.9	0.5	(80)		0.2	(0.4)	(150)
Equity in (income) loss of affiliates	$17.6	$(12.3)	(243)		$41.6	$(42.6)	(198)

The following items explain the significant changes in equity in (income) loss of affiliates:

Three Months:

▪
Campofrío Food Group’s results, which include the combined results of Campofrío and Groupe Smithfield, were negatively impacted by higher raw material costs and competitive price pressures, especially at Groupe Smithfield.

▪
Cattleco, a 50/50 joint venture with CGC, was formed in conjunction with the JBS transaction to sell the remaining live cattle from Five Rivers that were not sold to JBS.  Cattleco’s results in fiscal 2009 included a write-down of cattle inventories, our share of which was $14.5 million, due to a decline in live cattle market prices.

▪	Losses on our Mexican hog production investments increased by $6.9 million, primarily due to an increase in foreign currency transaction losses recognized by our equity method investees.

Nine Months:

▪	Butterball’s results were negatively impacted by a significant increase in raw material costs.

▪
Campofrío Food Group’s results were negatively impacted by higher raw material costs and competitive price pressures, especially at Groupe Smithfield. In addition, Campofrío’s results included operating losses and impairment charges related to its discontinued Russian operations, our share of which was $8.8 million. Also, Groupe Smithfield incurred restructuring and accelerated depreciation charges in fiscal 2009 as a result of its planned closure of one of its cooked meats production facilities. Our share of those charges was $3.2 million.

▪	Cattleco’s fiscal 2009 results included a write-down of cattle inventories, our share of which was $14.5 million, due to a decline in live cattle market prices.

▪	Losses on our Mexican hog production investments increased by $7.7 million, primarily due to an increase in foreign currency transaction losses recognized by our equity method investees.

Interest expense

	Three Months Ended			Nine Months Ended
	February 1, 2009	January 27, 2008	% Change	February 1, 2009	January 27, 2008	% Change
	(in millions)			(in millions)
Interest expense	$58.0	$53.2	9%	$154.6	$142.9	8%

The increase in interest expense was primarily due to the classification of interest expense related to Smithfield Beef in income (loss) from discontinued operations of approximately $10 million and $31 million in the three and nine months ended January 27, 2008, respectively, as well as the effects of an additional week of interest expense in fiscal 2009. These increases were partially offset by lower average outstanding borrowings and significantly lower average rates on our credit facilities. Total debt, including notes payable and capital lease obligations, decreased to $3,159.2 million as of February 1, 2009 from $3,883.4 million as of April 27, 2008, primarily due to the use of proceeds from the sale of Smithfield Beef to pay down debt.

Other income

	Three Months Ended			Nine Months Ended
	February 1, 2009	January 27, 2008	% Change	February 1, 2009	January 27, 2008	% Change
	(in millions)			(in millions)
Other income	$(63.5)	$-	NM	$(63.5)	$-	NM

Other income, for the three and nine months ended February 1, 2009, included a $56.0 million gain on the sale of our interest in Groupe Smithfield to Campofrío and a $7.5 million gain on the repurchase of long-term debt.

Income tax expense

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 27, 2008	February 1, 2009	January 27, 2008
Income tax expense (benefit) (in millions)	$(24.5)	$43.5	$(59.1)	$87.2
Effective tax rate	19%	43%	26%	39%

The variation in the effective tax rate for both the three and nine month periods was mainly due to the recognition of income tax related to the merger of Groupe Smithfield with and into Campofrío in the third quarter of fiscal year 2009. As a result of the merger, we were required to provide additional deferred taxes on the earnings of Groupe Smithfield previously deferred under APB 23, as well as on inherent gains related to the pre-merger holdings of Groupe Smithfield and Campofrío.  This expense reduced the income tax benefit, and thus reduced the effective tax rate.  The reduction to the effective tax rate for the nine month period was partially offset by the successful resolution of uncertain tax positions during the second quarter of fiscal 2009.

Segment Results

The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.

Pork Segment

	Three Months Ended			Nine Months Ended
	February 1, 2009	January 27, 2008	% Change	February 1, 2009	January 27, 2008	% Change
	(in millions)			(in millions)
Sales	$2,826.6	$2,605.3	8%	$7,995.9	$7,177.0	11%
Operating profit	129.4	221.5	(42)	284.5	310.9	(8)

Sales volume
Total			6%			8%
Fresh pork			8			13
Packaged meats			4			1

Average unit selling price			2%			3%
Average domestic live hog prices(1)			8			10

(1)	Represents the change in the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the changes in sales volume, selling prices and live hog prices presented in the table above, the following items explain the significant changes in Pork segment sales and operating profit:

Three Months:

▪	The increase in sales and sales volume is primarily due to an additional week of results in fiscal 2009.

▪	Operating profit was negatively impacted by restructuring charges totaling $84.8 million associated with the Restructuring Plan.

▪	Operating profit in the prior year benefited from an extremely strong fresh pork market on shipments to East Asia and Russia.

▪	Operating profit was negatively impacted by inventory write-downs and other associated costs totaling approximately $7 million.

▪	Fiscal 2008 included a $4.8 million gain on the sale of Armour-Eckrich’s Kansas City, Kansas plant partially offset by a $1.6 million write-down on the assets of its Lufkin, Texas plant.

▪	Operating profit was positively impacted by a $35.5 million reduction in variable compensation and fringe expenses due to lower consolidated operating results.

Nine Months:

▪	The additional week of sales in fiscal 2009 contributed approximately $200 million of sales, or a 3% increase.

▪
Excluding the effect of an additional week of results in fiscal 2009, total sales volume increased 5% with fresh pork volume increasing 11% and packaged meats volume decreasing 2%.  Sales volume increased primarily due to very high slaughter rates and strong export demand. Including the additional week of sales in fiscal 2009, pork exports rose 41% in volume and 56% in dollar terms.

▪	Operating profit was negatively impacted by restructuring charges totaling $84.8 million associated with the Restructuring Plan.

▪	Operating profit was negatively impacted by a 16% increase in freight costs due to higher fuel prices.

▪	Fiscal 2009 included $11.3 million of union-related litigation and settlement costs.

▪	Operating profit was negatively impacted by inventory write-downs and other associated costs totaling approximately $7 million.

▪	Operating profit in the prior year benefited from an extremely strong fresh pork market on shipments to East Asia and Russia.

▪	Fiscal 2008 included a $4.8 million gain on the sale of Armour-Eckrich’s Kansas City, Kansas plant partially offset by a $1.6 million write-down on the assets of its Lufkin, Texas plant.

▪	Operating profit was positively impacted by a $43.6 million reduction in variable compensation and fringe expenses due to lower consolidated operating results.

International Segment

	Three Months Ended				Nine Months Ended
	February 1, 2009	January 27, 2008	% Change		February 1, 2009	January 27, 2008	% Change
	(in millions)				(in millions)
Sales	$333.2	$358.8	(7	) %	$1,141.0	$879.7	30%
Operating profit	14.5	22.3	(35)		31.4	46.4	(32)

Sales volume			(25	) %			(4	) %
Average unit selling price			13%				37%

In addition to the changes in sales volume and selling prices presented in the table above, the following items explain the significant changes in International segment sales and operating profit:

Three Months:

▪	Foreign currency translation decreased sales by approximately $40.5 million, or 11%, due to a stronger U.S. dollar.

▪	Excluding the effect of foreign currency translation, sales and operating profit were positively impacted by a 26% increase in the average unit selling price due to a favorable change in product mix.

▪	Equity income decreased $9.9 million, primarily due to higher raw material costs and competitive price pressures at Campofrío Food Group.

▪	Operating profit was negatively impacted by a $4.3 million increase in foreign currency transaction losses.

▪	Operating profit was negatively impacted by significantly higher raw material costs.

Nine Months:

▪
Foreign currency translation increased sales by approximately $108.0 million, or 12%, due to stronger underlying functional currencies of our foreign subsidiaries during the first six months of fiscal 2009.

▪	Excluding the effect of foreign currency translation, sales and operating profit were positively impacted by a 24% increase in the average unit selling price due to a favorable change in product mix.

▪
Fiscal 2009 included a full 40 weeks of results from an acquired business in Romania compared to 17 weeks in fiscal 2008, which accounted for approximately $43.5 million of additional sales, or a 5% increase.

▪	Excluding acquisitions, total sales volume decreased 10%.

▪
We recorded a loss from our equity method investments of $1.6 million in fiscal 2009 compared to equity income of $22.3 million in fiscal 2008. Campofrío Food Group’s results were negatively impacted by higher raw material costs and competitive price pressures, especially at Groupe Smithfield. In addition, Campofrío’s results included operating losses and impairment charges related to its discontinued Russian operations, our share of which was $8.8 million. Also, Groupe Smithfield incurred restructuring and accelerated depreciation charges in fiscal 2009 as a result of its planned closure of one of its cooked meats production facilities. Our share of those charges was $3.2 million.

▪	Operating profit was negatively impacted by significantly higher raw material costs.

Hog Production Segment

	Three Months Ended			Nine Months Ended
	February 1, 2009	January 27, 2008	% Change	February 1, 2009	January 27, 2008	% Change
	(in millions)			(in millions)
Sales	$660.5	$558.0	18%	$2,135.1	$1,778.4	20%
Operating profit (loss)	(253.6)	(80.7)	(214)	(350.4)	30.9	NM

Head sold			12%			8%

Average domestic live hog prices(1)			8%			10%
Domestic raising costs			27			26

(1)	Represents the change in the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the head sold and other statistical data above, the following items explain the significant changes in HP segment sales and operating profit:

Three Months:

▪	The additional week in fiscal 2009 contributed approximately $41.0 million of sales, or a 7% increase.

▪	Excluding the effect of an additional week of results, total head sold increased approximately 4%.

▪
Significantly higher grain costs adversely affected operating profit. Domestic corn and soybean meal costs increased 29% and 22%, respectively. The increase in grain costs is mainly attributable to increased worldwide demand for corn.

▪	Fiscal 2009 included losses of $12.2 million on commodity derivative contracts compared to gains of $60.7 million in fiscal 2008.

▪	The additional week of results in fiscal 2009 negatively impacted operating profit by approximately $19 million.

▪	Losses on our equity method investments increased by $7.2 million, primarily due to less favorable results from our Mexican joint ventures.

▪	Operating profit was negatively impacted by a $4.9 million increase in foreign currency transaction losses.

Nine Months:

▪	The additional week of sales in fiscal 2009 contributed approximately $41.0 million of sales, or a 2% increase.

▪	Excluding the effect of an additional week of results, total head sold increased approximately 5%.

▪
Significantly higher grain costs have adversely affected operating profit. Domestic corn and soybean meal prices increased 41% and 34%, respectively. The increase in grain costs is mainly attributable to increased worldwide demand for corn.

▪	Gains recognized on commodity derivative contracts decreased approximately $137.8 million.

▪	The additional week of results in fiscal 2009 negatively impacted operating profit by approximately $19 million.

▪	Losses on our equity method investments increased by $8.4 million, primarily due to less favorable results from our Mexican joint ventures.

▪	Fiscal 2008 included $13.0 million of inventory write-downs and associated disposal costs related to CSF outbreaks.

▪	Fiscal 2009 included foreign currency transaction gains of $8.6 million compared to losses of $1.1 million in fiscal 2008.

Other Segment

	Three Months Ended			Nine Months Ended
	February 1, 2009	January 27, 2008	% Change	February 1, 2009	January 27, 2008	% Change
	(in millions)			(in millions)
Sales(2)	$96.0	$38.8	147%	$187.0	$112.3	67%
Operating profit (loss)	(9.5)	7.0	(236)	(28.3)	30.6	(192)

(2)	Excludes the sales of Butterball and Cattleco, who are unconsolidated joint ventures accounted for under the equity method.

The following items explain the significant changes in Other segment sales and operating profit:

Three Months:

▪	Fiscal 2009 included $50.9 million of sales from the liquidation of cattle inventories that were excluded from the JBS transaction.

▪
We recorded a loss from our equity method investments of $7.1 million in fiscal 2009 compared to equity income of $6.0 million in fiscal 2008. This decline is primarily due to losses incurred at Cattleco, which included a write-down on cattle inventories, our share of which was $14.5 million, due to a decline in live cattle market prices. Fiscal 2008 did not include any results from Cattleco.

▪	Fiscal 2009 operating profit was negatively impacted by a $4.3 million write-down of company-owned cattle that were excluded from the JBS transaction due to a decline in live cattle market prices.

Nine Months:

▪	Fiscal 2009 included $53.4 million of sales from the liquidation of cattle inventories that were excluded from the JBS transaction.

▪
Sales were positively impacted by a 24% increase in the average unit selling price of our wholly-owned live turkey production operations.  The effect of sales growth on operating profit was largely offset by higher feed costs.

▪
We recorded a loss from our equity method investments of $26.9 million in fiscal 2009 compared to equity income of $25.5 million in fiscal 2008. This decline is primarily due to less favorable results at Butterball due to substantially higher raw material costs and losses incurred at Cattleco.  Cattleco’s fiscal 2009 results included a write-down on cattle inventories, our share of which was $14.5 million, due to a decline in live cattle market prices. Fiscal 2008 did not include any results from Cattleco.  Additionally, Butterball’s results were negatively impacted by a significant increase in raw material costs.

▪	Fiscal 2009 operating profit was negatively impacted by a $4.3 million write-down of company-owned cattle that were excluded from the JBS transaction due to a decline in live cattle market prices.

Corporate Segment

	Three Months Ended				Nine Months Ended
	February 1, 2009	January 27, 2008	% Change		February 1, 2009	January 27, 2008	% Change
	(in millions)				(in millions)
Operating loss	$(16.3)	$(16.0)	(2	) %	$(69.2)	$(51.3)	(35	) %

The following items explain the significant changes in the Corporate segment’s operating loss:

Three Months:

▪	Losses on company life insurance policies increased approximately $6.8 million due to declines in the securities markets.

▪	Foreign currency transaction gains decreased $3.9 million.

▪	Variable compensation and fringe expenses decreased $9.4 million due to lower consolidated operating results.

Nine Months:

▪	Losses on company-owned life insurance policies increased approximately $13.4 million due to declines in the securities markets.

▪	Fiscal 2009 included foreign currency transaction losses of $4.0 million compared to gains of $12.6 million in fiscal 2008.

▪	Variable compensation and fringe expenses decreased $18.4 million due to lower consolidated operating results.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Summary

Our cash requirements consist primarily of raw materials used in hog production and pork processing operations, long-term debt obligations and related interest, lease payments for real estate, machinery, vehicles and other equipment, and expenditures for capital assets, other investments and other general business purposes.  Our primary sources of liquidity are cash we receive as payment for the products we produce and sell, as well as our credit facilities.  The meat processing industry is characterized by high sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, we consider our meat inventories and accounts receivable, as well as mature hogs, highly liquid and readily convertible to cash.

The capital markets worldwide, including the U.S., have been severely impacted by credit losses, asset write-downs and failures of some financial institutions. This disruption has impacted credit spreads and pricing on new securities issuances. The recent distress in the financial markets and the global economy in general has not had a significant impact on our operations. However, we continue to monitor the financial markets and general global economic conditions. For a discussion of risks related to the deterioration of the global economy in general, refer to “Item 1A. Risk Factors.”

Based on the following, we believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months:

▪
As of February 1, 2009, our liquidity position exceeded $1 billion, comprised of $959.7 million of availability on our U.S. Credit Facility, $90.6 million in cash and cash equivalents and $29.3 million on international credit lines.

▪
We generated $80.3 million of net cash flows from operating activities for the nine months ended February 1, 2009, despite the net payments of $79.3 million to our commodities brokers to fund margin requirements primarily related to long grain positions.

▪
Future cash flows from operations should benefit from a significant decline in grain prices since the prior year and improved operating efficiencies and plant utilization as a result of the Restructuring Plan.

▪
Our focus has shifted from acquisitions and capital spending to integration and debt reduction. Capital expenditures for the nine months ended February 1, 2009 were 55% lower than the prior year.  We expect capital expenditures in the near future will be substantially lower than the past several years.

▪	If needed, the sale of non-core assets would provide additional capital.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the fiscal periods indicated.

	Nine Months Ended
	February 1, 2009	January 27, 2008
	(Unaudited)
Net cash flows from:
Operating activities	$80.3	$121.1
Investing activities	424.8	(373.6)
Financing activities	(488.1)	264.1
Discontinued operations	26.9	(4.5)
Effect of currency exchange rates on cash	(10.6)	(1.0)
Net change in cash and cash equivalents	$33.3	$6.1

Cash Flows from Operating Activities

Worldwide demand for grains drives our cash requirements both in our domestic and international hog production operations. Recent economic conditions have pressured margins, operating profits and cash from operations. Our swine inventories are turned about 2.5 to 3.0 times per year and the inventory costs are directly related to movements in grain prices. The recent spike in the grain markets to record high price levels has significantly and adversely impacted cash flow in all our swine operations around the world. For example, our domestic raising costs for the first nine months of fiscal 2009 were $62 per hundredweight compared to $49 per hundredweight for the first nine months of fiscal 2008. We believe these increases, at least in part, can be traced directly back to the United States’ ‘corn to ethanol’ policy. While no one can determine precisely the exact impact of this policy, we think that the impact on corn prices has been substantial and will continue to influence cash requirements in our hog production operations. As noted below, these circumstances affected us in fiscal 2008, but even more dramatically in fiscal 2009.

While grain prices reached record high levels in fiscal 2009, we have seen a sharp decline over the past several months.  We expect that cash requirements for grain purchases will be substantially lower in fiscal 2010.

The following items explain the significant changes in cash flows from operating activities:

▪	Cash paid for grains and fuel increased substantially as a result of higher commodity prices.

▪	Cash received from customers increased as a result of higher sale volumes and selling prices.

▪	Cash paid for the settlement of derivative contracts and for margin requirements was $79.3 million in fiscal 2009 compared to cash received of $183.4 million in fiscal 2008.

Cash Flows from Investing Activities

The following items explain the significant sources and uses of cash from investing activities for the nine months ended February 1, 2009 and January 27, 2008:

Fiscal 2009:

•	We received $575.5 million from the sale of Smithfield Beef.

•	Capital expenditures totaled $154.4 million, primarily related to plant and hog farm improvement projects.

Fiscal 2008:

•	Capital expenditures totaled $344.0 million, primarily related to packaged meats expansion, plant improvement projects and additional hog production facilities.

•	We used $40.0 million for the acquisition of PSF.

Cash Flows from Financing Activities

The following items explain the significant sources and uses of cash from financing activities for the nine months ended February 1, 2009 and January 27, 2008:

Fiscal 2009:

▪	We had net repayments of $754.0 million on our long-term credit facilities.

▪
We received net proceeds of $337.5 million from the issuance of the Convertible Notes and the Call Spread Transactions (see further discussion under “Fiscal 2009 Activities—Convertible Notes and Call Spread Transactions”).

▪	We borrowed $200.0 million under a three-year term loan with Rabobank.

▪	Principle payments on long-term debt and capital lease obligations were $169.4 million.

▪	We received $122.2 million from the issuance of common stock (see further discussion under “Fiscal 2009 Activities—COFCO Share Issuance”).

▪	We had net repayments on notes payable of $138.3 million.

▪	We repurchased short-term debt for $86.2 million.

Fiscal 2008:

▪
In June 2007 (fiscal 2008), we issued $500.0 million of 7.75% senior unsecured notes that mature in 2017. We used the proceeds from this issuance to repay existing indebtedness, principally on our U.S. Credit Facility.

▪	We had net repayments of $18.0 million on our long-term credit facilities and notes payable.

▪	We had net repayments on long-term debt totaling $213.2, including $188.7 million on certain long-term debt instruments that matured during the first quarter of fiscal 2008.

Fiscal 2009 Activities

As noted above, our recent cash requirements have been substantial. We have taken a number of steps to assure ourselves that we will have needed liquidity for the remainder of fiscal 2009 and fiscal 2010.

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

As of February 1, 2009, we had aggregate credit facilities and credit lines, including uncommitted credit lines, totaling $1,775.1 million including unused capacity of $989.0 million, of which $959.7 million represents unused capacity under the U.S. Credit Facility. There was no available capacity under our Euro Credit Facility.

Term Loan

In August 2008 (fiscal 2009), we entered into a three-year $200.0 million term loan with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank) maturing on August 29, 2011. The term loan had an initial interest rate of 6.3% and has since been adjusted to 7.83% to correlate to the recent increase in interest rate spreads under the U.S. Credit Facility. The term loan replaced $150.0 million of short-term uncommitted facilities which were available and borrowed from Rabobank.

Smithfield Beef

As discussed in greater detail earlier under “Significant Events Affecting Results of Operations—Discontinued Operations,” we received $575.5 million in cash in connection with the sale of Smithfield Beef, which was used to pay down our U.S. Credit Facility and other long-term debt. In addition, as of February 1, 2009, we had received approximately $42 million in net proceeds from the sale of the retained live cattle inventories, which we used primarily for debt reduction.  Based on current market prices, we expect to receive an estimated $90 million of additional net proceeds from the remaining live cattle inventories, which we also plan to use primarily for debt reduction.

We believe that all but approximately 65,000 of the remaining live cattle inventories will be sold by the end of fiscal 2009, with substantially all sold by the second quarter of fiscal 2010. We expect to use the net proceeds from the sale of the retained live cattle inventories primarily for debt reduction.

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

Credit Ratings

In June 2008 (fiscal 2009), Standard & Poor’s Rating Services (S&P) downgraded our ‘BB+’ credit rating to ‘BB-’. Based on amounts outstanding as of February 1, 2009, the annual pretax impact to earnings of this downgrade by S&P can be expected to be $1.8 million, all of which will be related to increased interest expense. In December 2008 (fiscal 2009), S&P further downgraded our ‘BB-’ credit rating to ‘B.’  This downgrade did not impact the interest rates on our variable debt.

 In October 2008 (fiscal 2009), Moody’s Investor Services (Moody’s) downgraded our ‘Ba2’ credit rating to ‘B1’. Based on amounts outstanding as of February 1, 2009, the annual pretax impact to earnings of this downgrade by Moody’s can be expected to be $0.6 million, all of which will be related to increased interest expense.

A further downgrade by either S&P or Moody’s would increase the interest rate on the Euro Credit Facility by 0.25%. Based on amounts outstanding as of February 1, 2009, the annual pre-tax impact to earnings from a one level downgrade by either S&P or Moody’s would be $1.0 million, and a downgrade by both rating agencies would be $1.9 million.

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

Our senior unsecured notes preclude us from incurring certain additional indebtedness when our interest coverage ratio is less than 2.0 to 1.0 (the Incurrence Test).  The ratio is calculated differently from similar ratios under the U.S. Credit Facility and Euro Credit Facility. As of February 1, 2009, we did not meet the Incurrence Test.  Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the third quarter of fiscal 2010.  The Incurrence Test is not a covenant and our failure to meet the Incurrence Test is not a default. In addition to precluding us from incurring certain additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from refinancing or increasing our borrowings under the U.S. Credit Facility or the Euro Credit Facility, or from refinancing certain other existing indebtedness, including our senior unsecured notes maturing in October 2009 ($206.3 million outstanding as of February 1, 2009) and our senior secured notes also maturing in October 2009 ($37.5 million outstanding as of February 1, 2009). Therefore we do not expect the limitations resulting from our failure to meet the Incurrence Test to have a material adverse effect on our business.  We have no current plans, during the period in which we do not expect to meet the Incurrence Test, to incur indebtedness beyond that which we are permitted to incur, nor to engage in any of the other restricted activities.

During the first quarter of fiscal 2009, we amended the interest coverage ratio minimum from 3.0 to 1 to 2.0 to 1 until the end of fiscal 2009 under the U.S. Credit Facility and the Euro Credit Facility.

In February 2009 (fiscal 2009), we further amended the interest coverage ratio under the U.S. Credit Facility and the Euro Credit Facility such that the interest coverage ratio will be as follows: 1.6 to 1 for the third quarter of fiscal 2009; 1.2 to 1 for the fourth quarter of fiscal 2009; 1.35 to 1 for the first and second quarters of fiscal 2010; and 2.0 to 1 for the third quarter of fiscal 2010.  Pursuant to the original terms of the U.S. Credit Facility and the Euro Credit Facility, the ratio will return to 3.0 to 1 for the fourth quarter of fiscal 2010 and thereafter.

In addition to the amended interest coverage ratio, the amendment entered into in February 2009 (fiscal 2009) for the U.S. Credit Facility included the following provisions:

▪
A revision of the inventory and receivables ratio coverage covenant to require a ratio of (i) the sum of 65% of the aggregate amount of inventory plus 85% of the aggregate amount of accounts receivable to (ii) the revolving credit exposure under the U.S. Credit Facility and any pari passu debt, to be at or above 1.3 to 1;

▪	An increase in the applicable borrowing spreads for loans and letters of credit from a rating-based grid of 1.125% to a flat 3.50%. Commitment fees were also increased from .20% to .50%;

▪	An elimination of the ability to borrow based on the offered rate for overnight federal funds; and

▪
An agreement by us to execute and deliver to the administrative agent, within thirty days of February 2, 2009, a deed of trust (in form and substance reasonably satisfactory to the administrative agent) with respect to the real property of one of our subsidiaries, Smithfield Packing, (including buildings and improvements) located in Bladen County, North Carolina known as Smithfield Packing’s Tar Heel pork processing plant.  This deed of trust was delivered within the required thirty days from February 2, 2009.

In addition to the amended interest coverage ratio, the amendment entered into in February 2009 (fiscal 2009) for the Euro Credit Facility included the following provisions:

▪	A revision of the asset coverage ratio to require a ratio of certain of our assets to the aggregate outstanding loans under the Euro Credit Facility to be at or above 1.75 to 1;

▪	The pledge of additional shares of Campofrío not previously securing the Euro Credit Facility;

▪	The pledge of certain accounts receivable and inventory of certain of our Romanian and Polish subsidiaries;

▪	An increase in the applicable borrowing spreads for loans from a rating-based grid of 1.225% to a rating-based grid of 4.00%. Commitment fees were also increased from .6125% to .75%;

▪
A borrowing base that will limit borrowings as a function of the assigned values of the pledged Campofrío shares and accounts recievable and inventory of certain of our Romanian and Polish subsidiaries.

As a result of the amendments to the U.S. Credit Facility and Euro Credit Facility in February 2009 (fiscal 2009), we expect annual interest expense to increase by approximately $20 million to $25 million.  We incurred fees and expenses associated with the two amendments totaling approximately $12.0 million, which were capitalized and will be amortized to interest expense over the remaining term of these facilities.

For our senior secured notes totaling $37.5 million outstanding as of February 1, 2009, we have received amendments of certain covenants. As of February 1, 2009, we were in compliance with all financial covenants under our senior secured notes, the U.S. Credit Facility and the Euro Credit Facility.

Guarantees

As part of our business, we are party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheet. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability in our consolidated balance sheet.

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $92.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $71.0 million was outstanding as of February 1, 2009, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the U.S. Credit Facility. In addition, we continue to guarantee $19.4 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expire.

Additional Matters Affecting Liquidity

Capital Projects

As part of the Restructuring Plan, we estimate that the plant consolidations will require $53.0 million in capital expenditures will be required relative to plant consolidations in the remainder of fiscal 2009 and in fiscal 2010.  As of February 1, 2009, we had total estimated remaining capital expenditures of $81.0 million on approved projects.  These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities. Total capital expenditures are expected to remain below depreciation in fiscal 2009 and 2010.

Group Pens

In January 2007 (fiscal 2007), we announced that we were in the beginning stages of phasing out individual gestation stalls at our sow farms and replacing the gestation stalls with group pens. We anticipate this will occur over the next 10 to 13 years. We currently estimate the total cost of our transition to group pens to be approximately $300.0 million. We believe this decision represents a significant financial commitment and was made as a result of the desire to be more animal friendly, as well as to address certain concerns and needs of our customers. We do not expect that the switch to penning systems at sow farms will have a material adverse effect on our operations. As a result of current economic conditions in hog production, this project is being implemented as cash flow permits.

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the first nine months of fiscal 2009, margin deposits posted by us ranged from $7.0 million to $272.3 million. The average daily amount on deposit with brokers during the first nine months of fiscal 2009 was $111.0 million. As of February 1, 2009, the net amount on deposit with brokers was $85.7 million.

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

Pension Plan Funding

We have contributed $47.4 million to our pension plans in fiscal 2009. We expect to contribute at least $10.5 million to our pension plans in the fourth quarter of fiscal 2009. Due to the recent economic downturn and related declines in the market value of our pension plan assets, our funding requirements in fiscal 2010 may increase significantly. See “Critical Accounting Policies and Estimates” for further discussion.

Litigation Costs

PSF, certain of our other subsidiaries and affiliates and us are parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs’ use and enjoyment of their properties. These claims are more fully described in “Item 3. Legal Proceedings—Missouri Litigation,” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008, “Item 1. Legal Proceedings—Missouri litigation” in our Quarterly Report on Form 10-Q for the quarterly periods ended July 27, 2008 and October 27, 2008, and “Item 1. Legal Proceedings—Missouri litigation” herein. We established a reserve estimating our liability for these and similar potential claims on the opening balance sheet for our acquisition of PSF. Consequently, expenses and other liabilities associated with these claims will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Although we recognize the uncertainties of litigation, based on our historical experience and our understanding of the facts and circumstances underlying these claims, we believe that these claims will not have a material adverse effect on our results of operations or financial condition.

Financial Position

Our balance sheet as of February 1, 2009, as compared to April 27, 2008, was impacted by the following significant changes:

▪	Assets and liabilities of discontinued operations held for sale decreased $656.5 million and $138.4 million, respectively, due to the sale of Smithfield Beef and SBE.

▪
Net property, plant and equipment decreased $358.8 million mainly due to (i) additional depreciation of $202.5 million; (ii) the effects of foreign currency translation of $209.5 million; and (iii) asset write-downs of $69.4 million, primarily related to the Restructuring Plan; partially offset by (iv) $154.4 million of capital expenditures.

▪
Total debt, including notes payable, decreased $724.2 million mainly due to (i) net repayments on long-term credit facilities and notes payable of $892.3 million; (ii) principal payments on long-term debt and capital leases of $169.4 million; (iii) the effects of foreign currency translation of approximately $174.0 million; and (iv) short-term debt repurchases of $86.2 million; partially offset by new borrowings of $600.0 million.

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

The following describes updates to our critical accounting policies and estimates, which are more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008.

Pension Accounting

Our pension plan funding requirements and reported costs are dependent on a variety of assumptions regarding future events, including discount rates used to measure our pension obligation and net periodic benefit cost, and expected returns on plan assets. The recent deterioration in the securities markets has had a significant negative impact on the value of plan assets, the effect of which has not been reflected in the consolidated condensed financial statements as of and for the nine months ended February 1, 2009 pursuant to the provisions of SFAS No. 158, which require plan assets and obligations to be re-measured at the end of fiscal 2009. Upon re-measurement, if the fair value of plan assets does not recover or declines further, or market conditions at that time necessitate adverse changes in certain actuarial assumptions (such as the discount rates or the expected rate of return on plan assets), we would experience an adverse change in the funded status of our plans which would lead to additional cash contribution requirements and increased net benefit cost for fiscal 2010 as compared to fiscal 2009.

Impairment of Goodwill

Our policy is to perform an annual test of goodwill for impairment in the fourth quarter of each year.  As a result of significant losses recently incurred in our hog production operations, the deteriorating macro-economic environment, the continued market volatility and the decrease in our market capitalization, we performed an interim test of the carrying amount of goodwill related to our U.S. hog production operations as required by SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142).

In accordance with SFAS 142, goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

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

As of February 1, 2009, the carrying amount of goodwill related to our U.S. hog production operations was $451.7 million. We determined that the fair value of our U.S. hog production reporting unit exceeded its carrying value. Therefore, goodwill was not impaired.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of this reporting unit, it is possible a material change could occur.  If the actual results are not consistent with our estimates and assumptions used to calculate the fair value of this reporting unit, a material impairment of our goodwill could result.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs and cattle, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, changes in our credit rating, access to capital, the investment performance of our pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and dispositions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for fiscal 2008 and in this Quarterly Report on Form 10-Q for the period ended February 1, 2009. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For complete quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended April 27, 2008. Our exposure to market risk from commodities is detailed below.

The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of February 1, 2009 and April 27, 2008.

	February 1, 2009	April 27, 2008
	(in millions)
Livestock	$23.2	$160.7
Grains	30.0	24.7
Energy	2.2	2.9
Interest rates	1.2	2.0
Foreign currency	7.7	1.3

ITEM 4.                      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of February 1, 2009. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of February 1, 2009.

There were no changes in our internal control over financial reporting during our third quarter of fiscal 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Missouri litigation

As previously disclosed in our Annual Report on Form 10-K filed on June 26, 2008 and our Quarterly Reports on Forms 10-Q filed on September 5, 2008 and December 5, 2008, lawsuits based on the law of nuisance were filed against PSF and CGC in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. By order dated July 8, 2008, the court consolidated the claims of the remaining 49 Adwell plaintiffs for trial by farm. By order dated February 6, 2009, the court denied plaintiffs’ motion to consolidate the claims of the six Adwell plaintiffs who live near one farm for trial with those of the four plaintiffs in Doyle Bounds, et al. v. PSF, et al. The court also ordered that the Adwell plaintiffs living around each of the three farms at issue will be further divided into two groups based on the time periods covered by their claims. As a result, there may be as many as six additional trials in the Adwell cases, two for each farm. However, the court left open the possibility for reconsolidation on a farm-by-farm basis in the future. The court also scheduled the next Adwell trial, which will resolve the claims of 13 plaintiffs who live near Homan farm whose claims begin in 1999, to commence on February 1, 2010.

We believe we have good defenses to all of the actions described above and intend to defend vigorously these suits.

Souderton facility

As previously disclosed in our Annual Report on Form 10-K filed on June 26, 2008 and our Quarterly Report on Form 10-Q filed on December 5, 2008, our former Souderton facility, which is now owned by JBS Souderton, Inc., a wholly-owned subsidiary of JBS Packerland, Inc. (collectively JBS Packerland),  has experienced wastewater releases and an operational upset. The investigations into these incidents by the Environmental Protection Agency (the EPA), the Pennsylvania Department of Environmental Protection (PADEP) and the Pennsylvania Fish and Boat Commission are still on-going.

The Souderton facility was a part of our sale of Smithfield Beef to JBS Packerland which was completed in October 2008 (fiscal 2009). Under the terms of the sale, we have indemnification obligations for specified losses related to these pre-closing wastewater releases and operational upsets at the Souderton facility. However, JBS Packerland has assumed all remaining capital costs associated with the planned wastewater treatment system upgrade to which we agreed with PADEP after the two wastewater incidents in 2006. At this time, we do not believe that these indemnification obligations will have a material adverse effect on our financial position or results of operations.

On November 21, 2008, PADEP issued a unilateral administrative order requiring development and implementation of a plan for certain corrective action activities relative to the prior rendering plant release, including, but not limited to, examination of pipes leading from the rendering facility, replacement of compromised piping, if any, construction of a new intercept sewer from rendering to the facility’s wastewater treatment plant, and the submission of a written report describing actions taken to comply with the administrative order. These requirements are consistent with activities we, the EPA and PADEP have previously concurred are appropriate in terms of preventing further occurrences and on which the parties had already been working. PADEP did not order the payment of any fine or penalties in this order.

The EPA filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania against JBS Packerland on December 29, 2008 relative to the prior releases.  This maintains EPA’s jurisdiction over the process and barred the threatened filing of a citizen suit by a local citizens group.  The EPA, PADEP and JBS Packerland filed a joint motion to extend the answer deadline in order to allow time to continue and complete settlement discussions and the court granted the motion.

Farmland Crete Facility

On December 5, 2008, EPA Region 7 issued a Notice of Violation (the NOV) to Farmland relative to Farmland’s facility in Crete, Nebraska.  The NOV alleges that the Crete facility exceeded opacity limitations, testing and recordkeeping requirements specified in an air permit issued to the Crete facility by the Nebraska Department of Environmental Quality.  After an internal investigation by outside counsel, counsel and representatives of the Company held an informal conference with EPA, and settlement discussions are ongoing.  While we could face potential monetary penalties, management believes that any ultimate liability with respect to these matters would not have a material adverse effect on our financial position or operations.

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

The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:

▪	make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;

▪
cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any technical or other waivers under our credit agreements to the extent we may seek them in the future;

▪	impair the financial condition of some of our customers, suppliers or counterparties to our derivative instruments, thereby increasing bad debts or non-performance by suppliers;

▪	negatively impact global demand for protein products, which could result in a reduction of sales, operating income and cash flows;

▪
decrease the value of our investments in equity and debt securities, including our company-owned life insurance and pension plan assets, which could result in higher pension cost and funding requirements; and

▪	impair the financial viability of our insurers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 27 to November 27, 2008	378,889	(2) (3)	$13.87	—	2,873,430
November 28 to December 28, 2008	—		—	—	2,873,430
December 29, 2008 to February 1, 2009	—		—	—	2,873,430

Total	378,889		13.87	—	2,873,430

(1)
As of February 1, 2009, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were authorized on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005. There is no expiration date for this repurchase plan.

(2)
The purchases of 12,202 shares for the period of October 27 to November 27, 2008 were made in open market transactions and such shares are held in a rabbi trust to mirror deferred stock grants and fee deferrals made under the Smithfield Foods, Inc. 2008 Incentive Compensation Plan.

(3)	The purchases of 366,687 shares for the period of October 27 to November 27, 2008 were made in open market transactions for contribution to our Supplemental Executive Retirement Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 3.1	—
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
Third Amendment, dated as of January 30, 2009, to the Revolving Credit Agreement, dated as of August 19, 2005, among the Company, the Subsidiary Guarantors from time to time party thereto, the lenders from time to time party thereto, Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc., as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent, relating to a $1,300,000,000 secured revolving credit facility, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

Exhibit 4.2	—
€300,000,000 Multicurrency Revolving Facility Agreement dated August 22, 2006 (as amended and restated by a Supplemental Agreement dated February 11, 2009) among Smithfield Capital Europe, B.V., as borrower, Smithfield Foods, Inc., as guarantor, certain other obligors, BNP Paribas and Société Générale, as arrangers, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2009).

Exhibit 4.3	—
First Amendment, dated February 27, 2009, to the Credit Agreement, dated as of August 29, 2008, among the Company, the lender party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch, as Administrative Agent (filed herewith).

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

/s/ Robert W. Manly, IV
Robert W. Manly, IV
Vice President and Chief Financial Officer

/s/ Kenneth M. Sullivan
Kenneth M. Sullivan
Vice President and Chief Accounting Officer

Date: March 13, 2009