Form 10-K
period 2009-05-03
SMITHFIELD FOODS INC
filed 2009-06-24
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of October 26, 2008 was approximately $1.1 billion. This figure was calculated by multiplying (i) the $12.35 last sales price of registrant’s Common Stock as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter by (ii) the number of shares of registrant’s Common Stock not held by any executive officer or director of the registrant or any person known to the registrant to own more than five percent of the outstanding Common Stock of the registrant. Such calculation does not constitute an admission or determination that any such executive officer, director or holder of more than five percent of the outstanding shares of Common Stock of the registrant is in fact an affiliate of the registrant.

At June 11, 2009, 143,576,842 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on August 26, 2009.

PART I

ITEM 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Smithfield Foods, Inc., together with its subsidiaries (the “Company,” “we,” “us” or “our”) began as a pork processing operation called The Smithfield Packing Company, founded in 1936 by Joseph W. Luter and his son, Joseph W. Luter, Jr. Through a series of acquisitions starting in 1981, we have become the largest pork processor and hog producer in the world.

We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We operate in a cyclical industry and our results are significantly affected by fluctuations in commodity prices for livestock (primarily hogs) and grains. Additionally, some of the key factors influencing our business are customer preferences and demand for our products; our ability to maintain and grow relationships with customers; the introduction of new and innovative products to the marketplace; accessibility to international markets for our products including the effects of any trade barriers; and operating efficiencies of our facilities.

We conduct our operations through five reporting segments: Pork, International, Hog Production, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe, Mexico and China. The Hog Production segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations, our interest in Butterball, LLC (Butterball), our live cattle operations and our interest in live cattle joint venture operations. The Corporate segment provides management and administrative services to support our other segments.

Over the past few decades, we have completed numerous acquisitions. Recently, our overall focus has shifted from acquisitions to integration, driving operating efficiencies and growing our packaged meats business to fully leverage the benefits of our prior acquisitions. Additionally, we are currently focused on reducing and restructuring our debt and eliminating non-core or under-performing businesses.

Fiscal 2009 Business Developments

The following business developments have occurred since the beginning of fiscal 2009:

Pork Segment Restructuring

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan). This restructuring is intended to make us more competitive by improving operating efficiencies and increasing plant utilization. The Restructuring Plan includes the following primary initiatives:

•	the closing of the following six plants (the production at each of these plants will be transferred to more efficient facilities):

•	The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield South plant in Smithfield, Virginia;

•	Smithfield Packing’s Plant City, Florida plant;

•	Smithfield Packing’s Elon, North Carolina plant;

•	John Morrell & Co’s (John Morrell) Great Bend, Kansas plant;

•	Farmland Foods, Inc.’s (Farmland Foods) New Riegel, Ohio plant; and

•	Armour-Eckrich Meats, LLC’s (Armour-Eckrich) Hastings, Nebraska plant;

•	a reduction in the number of operating companies in the Pork segment from seven to three;

•	the merger of the fresh pork sales forces of the John Morrell and Farmland Foods business units; and

•	the consolidation of the international sales organizations of our U.S. operating companies into one group that is responsible for exports.

The new structure will allow us to focus on maximizing operating, marketing, financial and logistical synergies that will enable us to better meet the needs of our retail, foodservice and international customers who do business with multiple Smithfield Foods companies. We expect to achieve a net reduction of approximately 1,800 jobs in the Pork segment as a result of the restructuring. We expect the initiatives will be substantially completed by the end of the third quarter of fiscal 2010 and will result in annual cost savings and improved pre-tax earnings, after applicable pre-tax restructuring and impairment charges, of approximately $55.0 million in fiscal 2010 and $125.0 million by fiscal 2011.

As a result of the Restructuring Plan, we recorded pre-tax restructuring and impairment charges totaling $88.2 million in fiscal 2009. We anticipate recording additional charges totaling approximately $23 million through the first half of fiscal 2010 primarily related to plant consolidation, asset disposal and plant wind-down costs. In addition, we estimate that $52.0 million in capital expenditures will be required relative to plant consolidations in fiscal 2010.

Smithfield Beef Disposition

In October 2008 (fiscal 2009), we completed the sale of Smithfield Beef, Inc. (Smithfield Beef), our beef processing and cattle feeding operation that encompassed our entire Beef segment, to a wholly-owned subsidiary of JBS S.A., a company organized and existing under the laws of Brazil (JBS), for $575.5 million in cash.

The sale included 100% of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), which previously was a 50/50 joint venture with Continental Grain Company (CGC, formerly ContiGroup Companies, Inc.). Immediately preceding the closing of the JBS transaction, we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments.

The JBS transaction excluded substantially all live cattle inventories held by Smithfield Beef and Five Rivers as of the closing date, together with associated debt. All live cattle inventories previously held by Five Rivers were sold by the end of fiscal 2009. Our remaining live cattle inventories (approximately 43,000 head) are currently being raised by JBS for a negotiated fee and sold at maturity at market-based prices. We expect all of the remaining live cattle inventories will be sold by the end of the first quarter of fiscal 2010.

The net proceeds from the JBS transaction were used to pay down our U.S. revolving credit agreement (the U.S. Credit Facility) and other long-term debt. As of May 3, 2009, we had received approximately $87 million in net proceeds from the sale of the retained live cattle inventories, which we also used primarily for debt reduction. Based on market prices as of May 3, 2009, we expect to receive an estimated $30 million of additional net proceeds from the remaining live cattle inventories, which we also plan to use primarily for debt reduction.

We recorded a pre-tax gain of approximately $99.7 million ($54.3 million net of tax) on the sale of Smithfield Beef in fiscal 2009. The results of Smithfield Beef are reported as discontinued operations, including the gain on the sale.

Groupe Smithfield—Campofrío Transaction

In June 2008 (fiscal 2009), we announced an agreement to sell Groupe Smithfield S.L. (Groupe Smithfield) to Campofrío Alimentación, S.A. (Campofrío) in exchange for shares of Campofrío common stock. In December 2008 (fiscal 2009), the merger of Campofrío and Groupe Smithfield was finalized. The new company, known as Campofrío Food Group, S.A. (CFG), is listed on the Madrid and Barcelona stock exchanges. The merger created the largest pan-European company in the packaged meats sector and one of the five largest worldwide.

Immediately prior to the merger, we owned 25% of Campofrío and 50% of Groupe Smithfield. We currently own 37% of the combined company.

The sale of Groupe Smithfield resulted in a pre-tax gain of $56.0 million, which was recognized in the third quarter of fiscal 2009.

Reduction of U.S. Sow Herd

Beginning in the third quarter of fiscal 2008 through the third quarter of fiscal 2009, we reduced the size of our U.S. sow herd by 10% in order to reduce the over supply of hogs in the U.S. market. This has resulted in a reduction of 100,000 sows, which will result in approximately 1.4 million fewer market hogs in fiscal 2010 and approximately 1.8 million fewer market hogs annually thereafter.

In addition, in June 2009 (fiscal 2010), we announced that we will further reduce our sow herd by 3%, or approximately 30,000 sows. We believe that this reduction will result in approximately 540,000 fewer market hogs annually.

A(H1N1) Influenza

In March and early April 2009 (fiscal 2009), a previously unknown strain of influenza A(H1N1) virus emerged in Mexico and the United States and spread rapidly around the world while receiving substantial publicity. Although the A(H1N1) virus is a combination of human, bird and swine influenza strains which is spreading through human-to-human transmission, media reports have generally referred to it as the “swine flu.” We believe that the A(H1N1) virus had only a short-term effect on U.S. pork demand, primarily in May 2009 (fiscal 2010). As American consumers received more accurate information about the virus, domestic pork demand has returned to more normal levels. We continue to experience restrictions on U.S. pork exports in some international markets, particularly China, which is negatively impacting our sales to that country in the first quarter of fiscal 2010.

DESCRIPTION OF SEGMENTS

Pork Segment

The Pork segment consists mainly of three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Pork segment produces a wide variety of fresh pork and packaged meats products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. The Pork segment currently operates over 40 processing plants. We process hogs at nine plants (six in the Midwest and three in the Southeast), with an aggregate slaughter capacity of approximately 118,000 hogs per day.

The Pork segment sold approximately 4.5 billion pounds of fresh pork in fiscal 2009. A substantial portion of our fresh pork is sold to retail customers as unprocessed, trimmed cuts such as butts, loins (including roasts and chops), picnics and ribs.

The Pork segment also sold approximately 3.1 billion pounds of packaged meats products in fiscal 2009. We produce a wide variety of packaged meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. We market our domestic packaged meats products under labels that include Smithfield, Farmland, John Morrell, Gwaltney, Great, Cumberland Gap, Armour, Eckrich, Margherita, LunchMakers, Dinner Bell, Carando, Kretschmar, Lean Generation, Lykes, Cook’s, Esskay, Valleydale, Ember Farms, Rath, Roegelein, Ohse, Stefano’s, Williamsburg, Tom & Ted’s and Jamestown. We also sell a substantial quantity of packaged meats as private-label products.

Our product lines include leaner fresh pork products as well as lower-fat and lower-salt packaged meats. We also market a line of lower-fat value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40% lower-fat bacon.

During the preceding three fiscal years, our main acquisitions in the Pork segment were:

Initial Investment Date	Acquisition	Description
Fiscal 2008	Premium Standard Farms, Inc. (PSF)	Vertically integrated hog producer and pork processor. Producer of mostly fresh pork products.

Fiscal 2007	Armour-Eckrich	Producer of mostly branded packaged meats products with large market share in hot dogs, dinner sausages and luncheon meats based in Naperville, Illinois.

We continue to emphasize a strategy of converting an increasing percentage of our fresh meat raw materials into value-added, further processed meats. With the acquisition of Armour-Eckrich in fiscal 2007 and the addition of new bacon lines, we added enough capacity to be a net buyer of both hams and bellies. In July 2006 (fiscal 2007), we completed and opened a 240,000 square foot state-of-the-art cooked ham manufacturing facility in Kinston, North Carolina.

The following table shows the percentages of Pork segment revenues derived from packaged meats, fresh pork and other products for the fiscal years indicated.

	Fiscal Years
	2009	2008	2007
Packaged meats	59%	57%	59%
Fresh pork	40	41	39
Other products(1)	1	2	2

	100%	100%	100%

(1)	Includes by-products and rendering.

In fiscal 2009, export sales comprised approximately 16% of the Pork segment’s volumes and approximately 13% of the segment’s revenues.

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

The Pork segment purchased 45% of its U.S. live hog requirements from the Hog Production segment in fiscal 2009. In addition, we have established multi-year agreements with Maxwell Foods, Inc. and Prestage

Farms, Inc., which provide us with a stable supply of high-quality hogs at market-indexed prices. These producers supplied approximately 10% of hogs processed by the Pork segment in fiscal 2009. We also purchase hogs on a daily basis at our Southeastern and Midwestern processing plants, our company-owned buying stations in three Southeastern and five Midwestern states and, through April 2009 (fiscal 2009), from Canadian sources. Beginning in April 2009 (fiscal 2009), the Pork segment began procuring and processing only U.S. born and raised hogs.

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

International Segment

The International segment includes our international meat processing operations that produce a wide variety of fresh pork, beef, poultry and packaged meats products, including cooked hams, sausages, hot dogs, bacon, and canned meats. We have controlling interests in international meat processing and distribution operations located mainly in Poland, Romania and the United Kingdom. In addition, we have noncontrolling interests in international meat processing operations, mainly in Western Europe, Mexico and China, including a 37% interest in the common stock of CFG, a leading European packaged meats company headquartered in Madrid, Spain, and one of the largest worldwide with annual sales of approximately €2.1 billion (approximately $2.8 billion as of May 3, 2009).

The following table shows the percentages of International segment revenues derived from packaged meats, fresh pork and other products for the fiscal years indicated.

	Fiscal Years
	2009	2008	2007
Packaged meats	34%	41%	34%
Fresh pork	31	19	23
Other products(1)	35	40	43

	100%	100%	100%

(1)	Includes poultry, beef, by-products and rendering

The international segment has sales denominated in foreign currencies and, as a result, is subject to certain currency exchange risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” for a discussion of our foreign currency hedging activities.

Sources and availability of raw materials

Like the Pork segment, live hogs are the primary raw materials of the International segment with the primary source of hogs being the Hog Production segment. The International segment purchased 76% of its live hog requirements from the Hog Production segment in fiscal 2009. This amount was unusually high due to a decrease in the number of market hogs in Poland. The number of hogs purchased from the Hog Production segment in fiscal 2010 is expected to return to a normalized level of approximately 60%.

Hog Production Segment

As a complement to our Pork and International segments, we have vertically integrated into hog production and are the world’s largest hog producer. The Hog Production segment consists of our hog production operations located in the U.S., Poland and Romania, as well as our interests in hog production operations in Mexico. The

Hog Production segment operates numerous hog production facilities with approximately 1.1 million sows producing about 20 million market hogs annually. In addition, through our Mexican joint ventures, we have approximately 90,000 sows producing about 1.7 million market hogs annually.

The profitability of hog production is directly related to the market price of live hogs and the cost of feed grains such as corn and soybean meal. The Hog Production segment generates higher profits when hog prices are high and feed grain prices are low, and lower profits (or losses) when hog prices are low and feed grain prices are high, which was the case in fiscal 2009. We believe that the Hog Production segment furthers our strategic initiative of vertical integration and reduces our exposure to fluctuations in profitability historically experienced by the pork processing industry. In addition, as food safety becomes increasingly important to the consumer, our vertically integrated system provides increased traceability from conception of livestock to consumption of the pork product.

As disclosed above under “Pork Segment,” during fiscal 2008, we acquired PSF, a vertically integrated hog producer and pork processor. PSF’s hog production operations are reported in our Hog Production segment. The acquisition of PSF added hog production facilities in Missouri, North Carolina and Texas with approximately 225,000 sows producing about 4.0 million market hogs annually.

The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally, and other products for the fiscal years indicated.

	Fiscal Years
	2009	2008	2007
Internal hog sales	82%	81%	77%
External hog sales	15	17	21
Other products(1)	3	2	2

	100%	100%	100%

(1)	Consists primarily of feed sold to external parties.

Genetics

We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). The Hog Production segment makes extensive use of these genetic lines, with approximately 770,000 SPG breeding sows. In addition, we have sublicensed some of these rights to some of our strategic hog production partners. In addition, through our joint ventures, we have approximately 60,000 SPG breeding sows. All hogs produced under these sublicenses are processed internally. We believe that the hogs produced by these genetic lines are the leanest hogs commercially available and enable us to market highly differentiated pork products. We believe that the leanness and increased meat yields of these hogs enhance our profitability with respect to both fresh pork and packaged meats. In fiscal 2009, we produced approximately 14 million SPG hogs domestically. We also produced approximately 1.1 million SPG hogs through our joint ventures.

Hog production operations

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

Hog production facilities generate significant quantities of manure, which must be managed properly to protect public health and the environment. We believe that we use the best technologies currently available and economically feasible for the management of swine manure, which require permits under state, and in some instances, federal law. The permits impose standards and conditions on the design and operation of the systems to protect public health and the environment, and can also impose nutrient management planning requirements depending on the type of system utilized. The most common system of swine manure management employed by our hog production facilities is the lagoon and spray field system, in which lined earthen lagoons are utilized to treat the manure before it is applied to agricultural fields by spray application. The nitrogen and phosphorus in the treated manure serve as a crop fertilizer.

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

Sources and availability of raw materials

Feed grains, including corn, soybean meal and wheat, are the primary raw materials of the Hog Production segment. These grains are readily available from numerous sources at competitive prices. We generally purchase corn and soybean meal through forward purchase contracts. Historically, grain prices have been subject to substantial fluctuations and have escalated in recent years due to increased worldwide demand.

Other Segment

The Other segment is comprised of our turkey production operations, our 49% interest in Butterball, our remaining live cattle operations and our interest in live cattle joint venture operations.

Our turkey production operations produce and sell exclusively to Butterball. Butterball is the largest U.S. turkey producer. Its products include whole turkeys and parts, cooked turkey breasts, turkey sausages, ground turkey, lunchmeat and fresh tray pack, bone-in and boneless turkey. These products are sold in twenty countries, including the U.S., Mexico, China and Russia, and are available through retail, deli and foodservice channels.

Our remaining live cattle operations consist of the live cattle inventories that were excluded from the sale of Smithfield Beef. Additionally, in conjunction with the sale of Smithfield Beef, we formed a 50/50 joint venture with CGC, named Cattleco, LLC (Cattleco), to sell the remaining live cattle from Five Rivers that were not sold to JBS. Cattleco sold its remaining live cattle inventories by the end of fiscal 2009. Our remaining wholly-owned live cattle inventories are expected to be sold by the end of the first quarter of fiscal 2010. The results of these operations are recorded in income (loss) from continuing operations.

SEGMENTS IN GENERAL

Customers and Marketing

Our fundamental marketing strategy is to provide quality and value to the ultimate consumers of our fresh pork, packaged meats and other meat products. We have a variety of consumer advertising and trade promotion programs designed to build awareness and increase sales distribution and penetration. We also provide sales incentives for our customers through rebates based on achievement of specified volume and/or growth in volume levels.

We have significant market presence, both domestically and internationally, where we sell our fresh pork, packaged meats and other meat products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. We use both in-house salespersons as well as independent commission brokers to sell our products. In fiscal 2009, we sold our products to more than 4,000 customers, none of whom accounted for as much as 10% of consolidated revenues. We have no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.

Methods of Distribution

We use a combination of private fleets of leased tractors and trailers and independent common carriers and owner operators to distribute live hogs, fresh pork, packaged meats and other meat products to our customers, as well as to move raw materials between plants for further processing. We coordinate deliveries and use backhauling to reduce overall transportation costs. In the U.S., we distribute products directly from some of our plants and from leased distribution centers primarily in Missouri, Pennsylvania, North Carolina, Virginia, Kansas, Wisconsin, Indiana, Illinois, Connecticut, California, Michigan, Iowa, Nebraska and Texas. We also operate distribution centers adjacent to our plants in Bladen County, North Carolina, Sioux Falls, South Dakota and Crete, Nebraska. Internationally, we distribute our products through a combination of leased and owned warehouse facilities.

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

Seasonality

The meat processing business is somewhat seasonal in that, traditionally, the periods of higher sales for hams are the holiday seasons such as Christmas, Easter and Thanksgiving, and the periods of higher sales for smoked sausages, hot dogs and luncheon meats are the summer months. The Pork segment typically builds substantial inventories of hams in anticipation of its seasonal holiday business. In addition, the Hog Production segment experiences lower farrowing performance during the winter months and slower animal growth rates during the hot summer months resulting in a decrease in hog supplies in the summer and an increase in hog supplies in the fall.

Competition

The protein industry is highly competitive. Our products compete with a large number of other protein sources, including chicken, beef and seafood, but our principal competition comes from other pork processors.

We believe that the principal competitive factors in the pork processing industry are price, product quality and innovation, product distribution and brand loyalty. Some of our competitors are more diversified than us, especially now that we have sold Smithfield Beef. To the extent that their other operations generate profits, these more diversified competitors may be able to support their meat processing operations during periods of low or negative profitability.

Research and Development

We conduct continuous research and development activities to develop new products and to improve existing products and processes. We incurred expenses on company-sponsored research and development activities of $52.6 million, $90.9 million and $105.3 million in fiscal 2009, 2008 and 2007, respectively. The reduction in research and development expenses in fiscal 2009 was due to our focus on driving efficiencies and debt reduction. The reduction is expected to be temporary.

FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information for each reportable segment, including revenues, operating profit and total assets, is disclosed in Note 16 in “Item 8. Financial Statements and Supplementary Data.”

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

REGULATION

Regulation in General

Like other participants in the industry, we are subject to various laws and regulations administered by federal, state and other government entities, including the United States Environmental Protection Agency (EPA) and corresponding state agencies, as well as the United States Department of Agriculture, the Grain Inspection, Packers and Stockyard Administration, the United States Food and Drug Administration, the United States Occupational Safety and Health Administration, the Commodities and Futures Trading Commission and similar agencies in foreign countries.

We from time to time receive notices and inquiries from regulatory authorities and others asserting that we are not in compliance with such laws and regulations. In some instances, litigation ensues. In addition, individuals may initiate litigation against us.

Many of our facilities are subject to environmental permits and other regulatory requirements, violations of which are subject to civil and criminal sanction. In some cases, third parties may also have the right to sue to enforce compliance.

We use the International Organization for Standardization (ISO) 14001 standard to manage and maintain environmental performance, and we were the first in the industry to achieve ISO 14001 certification for all of our hog production and processing facilities. ISO guidelines require a long-term management plan integrating regular third-party audits, goal setting, corrective action, documentation, and executive review. Our Environmental Management System (EMS), which conforms to the ISO 14001 standard, addresses the significant environmental aspects of our operations, provides employee training programs and facilitates engagement with local communities and regulators. Most importantly, the EMS allows the collection, analysis and reporting of relevant environmental data to facilitate our compliance with applicable environmental legislation and regulations.

Water

In November 2008, EPA revised regulations under the Clean Water Act governing confined animal feeding operations (CAFOs) in response to a 2005 federal court decision. The new regulations delete the requirement that all CAFOs apply for Clean Water Act permit coverage and instead require that all CAFOs that “discharge or propose to discharge” apply for coverage when they propose to discharge. Although compliance with these federal regulations required some changes to our hog production operations resulting in additional costs, such compliance has not had a material adverse effect on our hog production operations.

In the fall of 2007, an activist group and others filed a rulemaking petition with the North Carolina Environmental Management Commission (the Commission) requesting that the Commission initiate a rulemaking to require monitoring of potential or suspected discharges from swine farms in North Carolina. In May 2008, the Commission accepted the petition and directed staff to form a stakeholder group to assist staff in developing a proposed rule for the Commission’s consideration. Rules were proposed in May 2009, and the matter continues to proceed under the state administrative process. Although compliance with a new monitoring rule in North Carolina could impose additional costs on our hog production operations, such costs are not expected to have a material adverse effect of on our hog production operations. However, there can be no assurance that the rulemaking will not result in changes to the existing monitoring rules which may have a material adverse effect on our financial position or results of operations.

Air

During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at the EPA’s request to assist the EPA in considering possible future regulation of air emissions from animal feeding operations. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, our hog production subsidiaries have accepted the EPA’s offer to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators agreed to pay a penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms have been given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. Pursuant to our consent decree and order, we have paid a $100,000 penalty to the EPA. PSF’s Texas farms and company-owned farms in North Carolina also agreed to participate in this program. The National Pork Board, of which we are a member and financial contributor, will be paying the costs of the air emissions monitoring study on behalf of all hog producers, including us, out of funds collected from its members in previous years. The cost of the study for all hog producers is approximately $6.0 million. Monitoring under the study began in the spring 2007. New regulations governing air emissions from animal agriculture operations are likely to emerge from the monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations will not have a material adverse effect on our financial position or results of operations.

Greenhouse Gases

The U.S. Congress is actively considering legislation to reduce greenhouse gas (GHG) emissions. There also has been recent regulatory activity relative to the regulation of GHG emissions by the EPA under the Clean Air Act, including the proposed Mandatory Reporting of Greenhouse Gases rule (GHG Reporting Rule), which would require reporting of annual emissions of certain GHGs, and a proposed finding that current and projected emission levels of CO2 and five other GHGs endanger the public health and welfare (Endangerment Finding). In addition, several states have already taken steps to require the reduction of GHGs by certain companies and public utilities, primarily through the planned development of GHG inventories and/or regional GHG cap and trade programs. GHG emissions occur at several points across our operations, including production, transportation and processing. Compliance with any future legislation or regulation of GHGs, if it occurs, may result in increased compliance and operating costs. However, it is not possible at this time to predict the structure or outcome of any future legislative or regulatory efforts to address such emissions or the eventual cost to us of compliance.

Regulatory and Other Proceedings

From time to time we receive notices from regulatory authorities and others asserting that we are not in compliance with environmental laws and regulations. In some instances, litigation ensues.

In March 2006 (fiscal 2006), we settled two citizen citation lawsuits alleging among other things violations of certain environmental laws. The settlement provides, among other things, that our subsidiary, Murphy-Brown LLC, will undertake a series of measures designed to enhance the performance of the swine waste management systems on approximately 244 company-owned farms in North Carolina and thereby reduce the potential for surface water or ground water contamination from these farms. The effect of the settlement will not have a material adverse effect on our financial position or results of operations. The settlement resolves all claims in the actions and also contains a broad release and covenant not to sue for any other claims or actions that the plaintiffs might be able to bring against us and our subsidiaries related to swine waste management at the farms covered by the settlement. There are certain exceptions to the release and covenant not to sue related to future violations and the swine waste management technology development initiative pursuant to the Agreement described below under “Environmental Stewardship.” We may move to terminate the settlement on or after March 2013 provided all of the consent decree obligations have been satisfied.

Prior to our acquisition of PSF, it had entered into a consent judgment with the State of Missouri and a consent decree with the federal government and a citizens group. The judgment and decree generally required that PSF pay penalties to settle past alleged regulatory violations, utilize new technologies to reduce nitrogen in the material that it applies to farm fields and research, develop and implement “Next Generation Technology” for environmental controls at certain of its Missouri operations.

Prior to our acquisition of PSF, it estimated in 2004 that it would invest approximately $33.0 million in total capital to implement the new technologies by calendar 2010 to comply with the judgment and decree. As of May 3, 2009, we estimate costs to comply with the judgment and decree to be approximately $40.9 million, of which $26.3 million had been spent. Included in this commitment is a fertilizer plant in northern Missouri that converts waste into commercial grade fertilizer. We also anticipate spending an estimated $2.3 million to replace aging lagoon covers, which PSF installed in the past to comply with consent judgment obligations. However, decisions made by the panel of university experts responsible for approving new technologies pursuant to the judgment and decree in fiscal 2009 suggest that our obligations under the judgment and decree could significantly exceed our current estimate. At this time, PSF is developing further technology proposals for consideration by the State and the expert panel; however, the technology development process is ongoing and it is not possible at this time to predict with certainty the outcome or the eventual cost to us of complying with the judgment and decree.

Pursuant to permits and consent judgments with regulatory agencies, we also anticipate upgrades totaling approximately $6.6 million to pollution control equipment at our Patrick Cudahy facility in fiscal 2010 and upgrades to wastewater treatment plant systems at certain Smithfield Packing facilities in fiscal 2010.

For further information regarding regulatory matters resulting in litigation, see “Item 3. Legal Proceedings.”

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

Animal Welfare Program

We have a formalized animal welfare program which we believe is one of the most comprehensive programs in our industry.

Our animal welfare program includes processes and procedures relating to the safety, comfort and health of our animals. We retained the services of two internationally recognized experts on animal behavior and animal handling, who verified that our animal welfare program is credible, science-based and auditable. This program includes procedures designed to monitor animal well-being at all stages of the animal’s life through a series of checklists, inspections and audits. Through this program, our production personnel receive specific training in the proper methods and practices for the promotion of animal well-being. Adherence to proper animal welfare management is also a condition of our agreements with contract farmers. Going forward, we are also utilizing the National Pork Board’s Pork Quality Assurance Plus Program, which is better known as PQA Plus. While the concepts and methods of the two systems are essentially the same, the PQA Plus program offers a unified, industry approach for animal welfare and food safety issues. We assisted the National Pork Board in the development of PQA Plus. Pork producers become certified only after attending a training session on good production practices, which include such topics as disease prevention, biosecurity, responsible antibiotic use, and appropriate feeding, and after undergoing regular on-farm assessments and random third-party audits. PQA Plus certification is valid for three years. We are on target to have all of the company-owned and contract farms certified and site-assessed under the PQA Plus program by the end of calendar year 2009. The audit component of our animal welfare program will be rolled into the PQA Plus program.

In January 2007 (fiscal 2007), we announced a ten-year program to phase out individual gestation stalls at our sow farms and replace the gestation stalls with group pens. We have begun preliminary work necessary to determine the best approach at each farm. Some of our farms will require extensive retrofits and reconfiguration and many may require new permits from state agencies in order to make any significant changes. We have completed group housing conversions at two existing farms in North Carolina and Colorado and a newly built facility in Milford, Utah. The Utah facility includes two new 5,000-hog housing sites where sows have access to individual stalls to eat, drink, and rest, but can also move into a more open pen area. We currently estimate the total cost of our transition to group pens to be approximately $300 million. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. We do not expect that the switch to penning systems at sow farms will have a material adverse effect on our operations. Due to recent significant operating losses incurred by our Hog Production segment, we have delayed capital expenditures for the program such that we no longer expect to complete the phase-out within ten years of the original announcement. However, we remain committed to implementing the program as soon as economic conditions improve.

EMPLOYEES

The following table shows the number of our employees and the number of employees covered by collective bargaining agreements or that are members of labor unions in each segment, as of May 3, 2009:

Segment	Employees	Employees Covered by Collective Bargaining Agreements
Pork	36,500	23,100
International	8,600	4,900
HP	7,000	—
Other	100	—
Corporate	200	—

Totals	52,400	28,000

Of the 28,000 employees covered by collective bargaining agreements or that are members of labor unions, approximately 1,400 employees are covered by collective bargaining agreements that expire in fiscal 2010. The other agreements expire over periods throughout the next several years. We believe that our relationship with our employees is satisfactory.

At any time, we have various employment practices matters outstanding. In the aggregate, these matters are significant to us and we devote significant resources to managing employment issues. For example, we have been involved in proceedings regarding union representation of our 5,500 employees at our facility in Bladen County, North Carolina, known as our Tar Heel facility, for more than a decade. In October 2007 (fiscal 2008), we and Smithfield Packing filed a civil action against the United Food and Commercial Workers Union (UFCW) and several affiliates, alleging violations of the federal Racketeer Influenced & Corrupt Organizations Act (RICO) and other state laws. In October 2008 (fiscal 2009), we and Smithfield Packing settled this lawsuit with the UFCW. The parties agreed, among other things, on a new secret ballot election to be conducted at Tar Heel and for the UFCW to drop its “Corporate Campaign” against us. In December 2008 (fiscal 2009), the employees at the Tar Heel facility voted in favor of UFCW representation. We are currently negotiating the collective bargaining agreement with the UFCW for the Tar Heel facility.

In April 2009 (fiscal 2009), our 600 employees at our Wilson, NC plant voted against joining the UFCW.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Note 16 in “Item 8. Financial Statements and Supplementary Data” for financial information about geographic areas. See “Item 1A. Risk Factors” for a discussion of the risks associated with our international sales and operations.

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

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. The risk factors below represent what we believe are the known material risk factors with respect to us and our business. Any of the following risks could materially adversely affect our business, operations, industry, financial position or future financial results.

Our results of operations are cyclical and could be adversely affected by fluctuations in the commodity prices for livestock (primarily hogs) and grains.

We are largely dependent on the cost and supply of livestock (primarily hogs) and feed ingredients and the selling price of our products and competing protein products, all of which are determined by constantly changing and volatile market forces of supply and demand as well as other factors over which we have little or no control. These other factors include:

•	competing demand for corn for use in the manufacture of ethanol or other alternative fuels,

•	environmental and conservation regulations,

•	import and export restrictions such as trade barriers resulting from, among other things, health concerns,

•	economic conditions,

•	weather, including weather impacts on our water supply and the impact on the availability and pricing of grains,

•	energy prices, including the effect of changes in energy prices on our transportation costs and the cost of feed, and

•	crop and livestock diseases.

We cannot assure you that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products, in a timely manner or at all.

Hog prices demonstrate a cyclical nature over periods of years, reflecting the supply of hogs on the market. Further, hog raising costs are largely dependent on the fluctuations of commodity prices for corn and other feed ingredients. For example, our fiscal 2009 results of operations were negatively impacted by higher feed and feed ingredient costs which increased hog raising costs to $62 per hundredweight in fiscal 2009 from $50 per hundred weight in the prior year, or 24%, at a time of continued weak lean hog prices due to excess supply. When hog prices are lower than our hog production costs, our non-vertically integrated competitors may have a cost advantage.

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

We attempt to manage certain of these risks through the use of our risk management and hedging programs. However, these programs may also limit our ability to participate in gains from favorable commodity fluctuations. For example, we ensured availability of grain supplies last summer through the end of fiscal 2009 by locking in corn at approximately $6 per bushel through this period. As a result, our feed costs remained at these high levels through the end of fiscal 2009 despite the decrease in the price of corn on the commodities markets during such period. The high cost of feed, in particular corn, and the impact of these hedges were principal factors in making the Hog Production segment unprofitable during fiscal 2009. Additionally, a portion of our commodity derivative contracts are marked-to-market such that the related unrealized gains and losses are reported in earnings on a quarterly basis. This accounting treatment may cause significant volatility in our quarterly earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” for further information.

Outbreaks of disease among or attributed to livestock can significantly affect production, the supply of raw materials, demand for our products and our business.

We take precautions to ensure that our livestock are healthy and that our processing plants and other facilities operate in a sanitary manner. Nevertheless, we are subject to risks relating to our ability to maintain animal health and control diseases. Livestock health problems could adversely impact production, the supply of raw materials and consumer confidence in all of our operating segments. From time to time, we have experienced outbreaks of certain livestock diseases, such as the outbreaks of classical swine fever at three of our hog farms in Romania in August 2007 and the outbreak of circovirus at our U.S. facilities that began in late fiscal 2006. We may experience additional occurrences of disease in the future. Disease can reduce the number of offspring produced, hamper the growth of livestock to finished size, result in expensive vaccination programs and require in some cases the destruction of infected livestock, all of which could adversely affect our production or ability to sell or export our products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of our food products, particularly as we expand our branded pork products.

In addition to risks associated with maintaining the health of our livestock, any outbreak of disease elsewhere in the U.S. or in other countries could reduce consumer confidence in the meat products affected by the particular disease, generate adverse publicity and result in the imposition of import or export restrictions.

Outbreaks of disease among or attributed to livestock also may have indirect consequences that adversely affect our business. For example, past outbreaks of avian influenza in various parts of the world reduced the global demand for poultry and thus created a temporary surplus of poultry both domestically and internationally. This poultry surplus placed downward pressure on poultry prices which in turn reduced meat prices including pork both in the U.S. and internationally.

Concerns regarding A(H1N1) influenza could adversely affect our business.

There has been substantial publicity regarding the recent A(H1N1) influenza outbreak. Although the A(H1N1) virus is a combination of human, bird and swine strains of influenza, the initial and widespread media reports regarding this illness labeled it the “swine flu” or a variation thereof. In addition, early media attention of the virus focused on a hog farm in Veracruz, Mexico owned by Granjas Carroll de Mexico, a joint venture of ours, approximately five miles from the town of La Gloria where some speculated that the initial outbreak of A(H1N1) may have occurred. To date, there is no evidence that A(H1N1) is present in the swine herds at any of our worldwide operations. Moreover, the CDC and other regulatory and scientific bodies have confirmed that people cannot contract A(H1N1) influenza from eating cooked pork or pork products, regardless whether the livestock used in such products was infected by A(H1N1). While we experienced a temporary decline in sales due to the perceived risk of A(H1N1) and pork prices dropped sharply in a period in which prices normally move higher, we believe the A(H1N1) threat to our business was short-lived and is now largely behind us. However, consumers’ perceptions regarding the virus may negatively impact demand for our pork products in the future and lead to new restrictions on the export of our products to key export markets, resulting in reduced export sales and downward pressure on live hog prices in the U.S.

There are still a number of potentially significant unanswered questions about A(H1N1), including where the strain originated, when it will run its course and whether it will mutate. Accordingly, it is not possible to predict whether the A(H1N1) influenza outbreak will have a significant adverse effect on our future financial results. Such an effect could result from, among other things, a decline in demand for our pork products, depressed market conditions for our hogs internationally and/or domestically or the imposition of material import or export restrictions.

Any perceived or real health risks related to our products or the food industry generally or increased regulation could adversely affect our ability to sell our products.

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

Adverse publicity concerning any perceived or real health risk associated with our products could also cause customers to lose confidence in the safety and quality of our food products, which could adversely affect our ability to sell our products, particularly as we expand our branded products business. We could also be adversely affected by perceived or real health risks associated with similar products produced by others to the extent such risks cause customers to lose confidence in the safety and quality of such products generally and, therefore, lead customers to opt for other meat options that are perceived as safe. The A(H1N1) influenza outbreak illustrates the adverse impact that can result from perceived health risks associated with the products we sell. Although the CDC and other regulatory and scientific bodies have indicated that people cannot get A(H1N1) influenza from eating cooked pork or pork products, the perception of some consumers that the disease could be transmitted in that manner was the apparent cause of a recent decline in pork consumption.

Our products are susceptible to contamination by disease producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella, Campylobacter and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that they, as a result of food processing, could be present in our products. We have systems in place designed to monitor food safety risks throughout all stages of our vertically integrated process. However, we cannot assure you that such systems, even when working effectively, will eliminate the risks related to food safety. These pathogens can also be introduced to our products as a result of improper handling at the further processing, foodservice or consumer level. In addition to the risks caused by our processing operations and the subsequent handling of the products, we may encounter the same risks if any third party tampers with our products. We could be required to recall certain of our products in the event of contamination or adverse test results. Any product contamination also could subject us to product liability claims, adverse publicity and government scrutiny, investigation or intervention, resulting in increased costs and decreased sales as customers lose confidence in the safety and quality of our food products. Any of these events could have an adverse impact on our operations and financial results.

Our manufacturing facilities and products, including the processing, packaging, storage, distribution, advertising and labeling of our products, are subject to extensive federal, state and foreign laws and regulations in the food safety area, including constant government inspections and governmental food processing controls. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. If we are found to be out of compliance with applicable laws and regulations, particularly if it related to or compromises food safety, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have an adverse effect on our financial results. In addition, future material changes in food safety regulations could result in increased operating costs or could be required to be implemented on schedules that cannot be met without interruptions in our operations.

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

Failure to comply with these laws and regulations or any future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity. Some requirements applicable to us may also be enforced by citizen groups or other third parties. Natural disasters, such as flooding and hurricanes, can cause the discharge of effluents or other waste into the environment, potentially resulting in our being subject to further liability claims and governmental regulation as has occurred in the past. See “Item 1. Business—Regulation” for further discussion of regulatory compliance as it relates to environmental risk. We have incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations. We also face the risk of nuisance lawsuits even if we are operating in compliance with applicable regulations. Currently we are defending a number of nuisance suits with respect to farms in Missouri, and before we acquired PSF, other nuisance suits in Missouri resulted in jury verdicts against PSF and CGC. See “Item 3. Legal Proceedings—Missouri litigation.”

In addition, pursuant to a voluntary agreement with the State of North Carolina, we committed to implement environmentally superior and economically feasible technologies for the management of swine waste at our farms in North Carolina provided a determination is made by an expert from North Carolina State University that such technologies are both environmentally superior and economically feasible to construct and operate at such farms. We also acquired PSF in fiscal 2008, which entered into environmental consent decrees in the State of Missouri requiring PSF to research, develop and implement new technologies to control wastewater, air and odor emissions from its Missouri farms. See “Item 1. Business—Environmental Stewardship” and “Item 1. Business—Regulation” for further information regarding these obligations. We cannot assure you that the costs of carrying out these obligations will not exceed previous estimates or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs and adversely affect our financial results. In addition, new environmental issues could arise that would cause currently unanticipated investigations, assessments or expenditures.

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

In fiscal 2008, the State of North Carolina enacted a permanent moratorium on the construction of new hog farms using the lagoon and sprayfield system. The moratorium limits us from expanding our North Carolina production operations. This permanent moratorium replaced a 10-year moratorium on the construction of hog farms with more than 250 hogs or the expansion of existing large farms. This moratorium may over time lead to increased competition for contract growers.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As of May 3, 2009, we had:

•	approximately $2,988.2 million of indebtedness,

•	guarantees of up to $92.0 million for the financial obligations of certain unconsolidated joint ventures and hog farmers,

•	guarantees of $17.9 million for leases that were transferred to JBS in connection with the sale of Smithfield Beef, and

•

aggregate unused capacity under our revolving credit facilities totaling $1,054.1 million, taking into account outstanding borrowings of $487.0 million and outstanding letters of credit of $169.3 million.

Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and potential acquisitions or joint ventures. In addition, due to the volatile nature of the commodities markets, we may have to borrow significant amounts to cover any margin calls under our risk management and hedging programs. During fiscal 2009, margin deposits posted by us ranged from $7.0 million to $272.3 million. Our consolidated indebtedness level could significantly affect our business because:

•

it may, together with the financial and other restrictive covenants in the agreements governing our indebtedness, significantly limit or impair our ability in the future to obtain financing, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and materially impair our liquidity,

•

a downgrade in our credit rating could restrict or impede our ability to access capital markets at attractive rates and increase our borrowing costs. For example, in fiscal 2009, both Standard & Poor’s Rating Services and Moody’s Investors Services twice downgraded our credit ratings, which resulted in increased interest expense, and our credit rating is currently on negative watch by both agencies,

•	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise,

•

a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes, which amount would increase if prevailing interest rates rise, and

•	it could make us more vulnerable to downturns in general economic or industry conditions or in our business.

Further, our debt agreements restrict the payment of dividends to shareholders and under certain circumstances may limit additional borrowings, investments, the acquisition or disposition of assets, mergers and transactions with affiliates, the creation of liens and the repayment of certain debt. In addition, our U.S. Credit Facility, Euro Credit Facility and senior secured note agreements contain financial covenants and other conditions tied to leverage, interest coverage and working capital. For example, as more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Covenants and the Incurrence Test,” the indentures relating to our senior unsecured notes preclude us from incurring certain additional indebtedness and restrict us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments when our interest coverage ratio is less than 2.0 to 1.0 (the Incurrence Test). As of May 3, 2009, we did not meet the Incurrence Test and we do not expect to meet the Incurrence Test again until the third quarter of fiscal 2010 at the earliest. Failure to meet the Incurrence Test limits our flexibility in accessing the credit markets and, should this failure continue, could adversely affect our business and financial condition by, among other things, limiting our ability to obtain financing, refinance existing indebtedness when it becomes due and take advantage of corporate opportunities.

Should market conditions continue to deteriorate or fail to improve, or our operating results continue to be depressed in the future, we may have to request amendments to our covenants and restrictions. For example, in fiscal 2009 we obtained amendments to our U.S. Credit Facility and Euro Credit Facility, reducing the interest coverage ratios in those agreements until January 31, 2010 (fiscal 2010). There can be no assurance that we will be able to obtain such relief should it be needed in the future. A breach of any of these covenants or restrictions could result in a default that would permit our senior lenders, including lenders under the U.S. Credit Facility, the Euro Credit Facility or Rabobank Term Loan, or the holders of the senior unsecured notes or the privately placed senior secured notes, as the case may be, to declare all amounts borrowed under the U.S. Credit Facility, the Euro Credit Facility, the senior unsecured notes or the senior secured notes to be due and payable, together with accrued and unpaid interest, and the commitments of the relevant senior lenders to make further extensions of credit under the U.S. Credit Facility or the Euro Credit Facility could be terminated. If we were unable to repay our indebtedness to our lenders under our secured debt, these lenders could proceed, where applicable, against the collateral securing that indebtedness, which could include substantially all of our assets. Our future ability to comply with financial covenants and other conditions, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors, including the other risks in this Item 1A.

Our ability to maintain an adequate level of liquidity in the future is dependent on our ability to refinance our U.S. Credit Facility (which matures in August 2010 (fiscal 2011)), our Euro Credit Facility (which matures in August 2010 (fiscal 2011) with commitments reduced 16% in August 2009 (fiscal 2010)) and our senior secured notes and senior unsecured notes due in October 2009 (fiscal 2010). The capital markets worldwide, including the U.S., have been severely impacted by credit losses, asset write-downs and failures of some financial institutions. This disruption has impacted credit spreads and pricing on new securities issuances.

We may not be successful in implementing and executing on our pork restructuring plan.

In February 2009, we announced a plan to consolidate and streamline the corporate structure and manufacturing operations in our Pork segment to improve operating efficiencies and increase utilization. The Restructuring Plan will result in the consolidation of several of our Pork segment business units into three large operating companies. We believe that it will allow us to focus on maximizing operating, marketing, financial and logistical synergies that will enable us to better meet the needs of our retail, foodservice and international customers who do business with multiple Smithfield Foods companies. We can provide no assurance, however, that the Restructuring Plan will result in the expected level of annual cost savings and improved pre-tax earnings.

Our operations are subject to the risks associated with acquisitions and investments in joint ventures.

Although our overall focus has shifted from acquisitions to integration of existing operations, we may continue to review opportunities for strategic growth through acquisitions in the future. We have also pursued and may in the future pursue strategic growth through investment in joint ventures. These acquisitions and investments may involve large transactions or realignment of existing investments such as the recent merger of Groupe Smithfield and Campofrío. These transactions present financial, managerial and operational challenges, including:

•	diversion of management attention from other business concerns,

•	difficulty with integrating businesses, operations, personnel and financial and other systems,

•	lack of experience in operating in the geographical market of the acquired business,

•	increased levels of debt potentially leading to associated reduction in ratings of our debt securities and adverse impact on our various financial ratios,

•

the requirement that we periodically review the value at which we carry our investments in joint ventures, and, in the event we determine that the value at which we carry a joint venture investment has been impaired, the requirement to record a non-cash impairment charge, which charge could substantially affect our reported earnings in the period of such charge, would negatively impact our financial ratios and could limit our ability to obtain financing in the future,

•	potential loss of key employees and customers of the acquired business,

•	assumption of and exposure to unknown or contingent liabilities of acquired businesses,

•	potential disputes with the sellers, and

•	for our investments, potential lack of common business goals and strategies with, and cooperation of, our joint venture partners.

In addition, acquisitions outside the U.S. may present unique difficulties and increase our exposure to those risks associated with international operations.

We could experience financial or other setbacks if any of the businesses that we have acquired or may acquire in the future have problems of which we are not aware or liabilities that exceed expectations. See “Item 3. Legal Proceedings—Missouri litigation” regarding lawsuits filed in Missouri against PSF and CGC by neighboring individuals largely based on the laws of nuisance. Although we are continuing PSF’s vigorous defense of these claims, we cannot assure you that we will be successful, that additional nuisance claims will not arise in the future or that the reserves for this litigation will not have to be substantially increased.

We are subject to risks associated with our international sales and operations.

Sales to international customers accounted for approximately 23% of our net sales in fiscal 2009. We conduct foreign operations in Poland, Romania and the United Kingdom and export our products to more than 40 countries. In addition, we are engaged in joint ventures mainly in Mexico and China and have significant investments in Western Europe. As of May 3, 2009, approximately 27% of our long-lived assets were associated with our foreign operations. Because of the growing market share of U.S. pork products in the international markets, U.S. exporters are increasingly being affected by measures taken by importing countries to protect local producers.

As a result, our international sales, operations and investments are subject to various risks related to economic or political uncertainties including among others:

•	general economic and political conditions,

•	imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries,

•	the closing of borders by foreign countries to the import of our products due to animal disease or other perceived health or safety issues,

•	difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex domestic and international laws, treaties and regulations,

•	different regulatory structures and unexpected changes in regulatory environments,

•	tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation,

•	potentially negative consequences from changes in tax laws, and

•	distribution costs, disruptions in shipping or reduced availability of freight transportation.

Furthermore, our foreign operations are subject to the risks described above as well as additional risks and uncertainties including among others:

•	fluctuations in currency values, which have affected, among other things, the costs of our investments in foreign operations,

•	translation of foreign currencies into U.S. dollars, and

•	foreign currency exchange controls.

Occurrence of any of these events in the markets where we operate or in other markets we are developing could jeopardize or limit our ability to transact business in those markets and could adversely affect our financial results.

Our operations are subject to the general risks of litigation.

We are involved on an ongoing basis in litigation arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims related to commercial, labor, employment, antitrust, securities or environmental matters. Moreover, the process of litigating cases, even if we are successful, may be costly, and may approximate the cost of damages sought. These actions could also expose us to adverse publicity, which might adversely affect our brands, reputation and/or customer preference for our products. Litigation trends and expenses and the outcome of litigation cannot be predicted with certainty and adverse litigation trends, expenses and outcomes could adversely affect our financial results.

We depend on availability of, and satisfactory relations with, our employees.

As of May 3, 2009, we had approximately 52,400 employees, 28,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability, retention and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. Further, employee shortages can and do occur, particularly in rural areas where some of our operations are located. Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our plants and with the negotiation of new collective bargaining agreements. If we fail to maintain satisfactory relations with our employees or with the unions, we may experience labor strikes, work stoppages or other labor disputes. Negotiation of collective bargaining agreements also could result in higher ongoing labor costs. In addition, the discovery by us or governmental authorities of undocumented workers, as has occurred in the past, could result in our having to attempt to replace those workers, which could be disruptive to our operations or may be difficult to do.

Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining employees. Also, although our hiring practices comply with the requirements of federal law in reviewing employees’ citizenship or authority to work in the U.S., increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business.

We cannot assure you that these activities or consequences will not adversely affect our financial results in the future.

The continued consolidation of customers could negatively impact our business.

Our ten largest customers represented approximately 26% of net sales for fiscal year 2009. We do not have long-term sales agreements (other than to certain third-party hog customers) or other contractual assurances as to future sales to these major customers. In addition, continued consolidation within the retail industry, including among supermarkets, warehouse clubs and food distributors, has resulted in an increasingly concentrated retail base and increased our credit exposure to certain customers. Our business could be materially adversely affected and suffer significant set backs in sales and operating income if our larger customers’ plans, markets, and/or financial condition should change significantly.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make judgmental assumptions about sales, operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors and to management’s judgment in applying these factors to the assessment of goodwill recoverability. Goodwill reviews are prepared using estimates of the fair value of reporting units based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or on the estimated present value of future discounted cash flows. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business and market capitalization declines. For example, at the end of the third quarter of fiscal 2009, we performed an interim test of the carrying amount of goodwill related to our U.S. hog production operations. We undertook this test due to the significant losses recently incurred in our hog production operations and the deteriorating macro-economic environment. We determined that the fair value of our U.S. hog production reporting unit exceeded its carrying value. Therefore goodwill was not impaired. However, these types of events and the resulting analyses could result in non-cash goodwill impairment charges in the future.

Beginning in the latter part of the first quarter of fiscal 2009 and continuing into June 2009, our market capitalization was below our book value, which is a potential indicator of impairment. If this trend continues and the future operating performance of our reporting units is not consistent with our assumptions, we could be required to record non-cash goodwill impairment charges.

Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of May 3, 2009, we had $820.0 million of goodwill, which represented approximately 11% of total assets.

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

The downturn in the U.S. economy may result in reduced demand for certain of our products, downward pressure on prices and shifts to less profitable private label products. Moreover, any material reduction in demand for our products in our key export markets (China, Japan, Mexico, Russia and Canada) could have an adverse effect on our results of operations.

The recent disruptions and instability in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:

•	make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;

•

cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any technical or other waivers under our credit agreements to the extent we may seek them in the future;

•

impair the financial condition of some of our customers, suppliers or counterparties to our derivative instruments, thereby increasing customer bad debts, non-performance by suppliers or counterparty failures negatively impacting our treasury operations;

•	negatively impact global demand for protein products, which could result in a reduction of sales, operating income and cash flows;

•

decrease the value of our investments in equity and debt securities, including our company-owned life insurance and pension plan assets, which could result in higher pension cost and statutorily mandated funding requirements; and

•	impair the financial viability of our insurers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table lists our material plants and other physical properties. Based on a five day week, our weekly domestic pork slaughter capacity was 590,000 head, and our domestic packaged meats capacity was 62.5 million pounds, as of May 3, 2009. During fiscal 2009, the average weekly capacity utilization for pork slaughter and packaged meats was 106% and 80%, respectively. We believe these properties are adequate and suitable for our needs.

Location	Segment	Operation
Smithfield Packing Plant(1) Bladen County, North Carolina	Pork	Slaughtering and cutting hogs; production of boneless hams and loins

Smithfield Packing Plant Smithfield, Virginia	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, sausage, bone-in and boneless cooked and smoked hams and picnics

Smithfield Packing Plant Kinston, North Carolina	Pork	Production of boneless cooked hams, deli hams and sliced deli products

Smithfield Packing Plant Clinton, North Carolina	Pork	Slaughtering and cutting hogs; fresh pork

Smithfield Packing Plant(2) Landover, Maryland	Pork	Production of smoked ham products

Smithfield Packing Plant Wilson, North Carolina	Pork	Production of bacon

Smithfield Packing Plant Portsmouth, Virginia	Pork	Production of hot dogs and luncheon meats

Lykes Meat Group Plant(3) (operated by Smithfield Packing) Plant City, Florida	Pork	Production of hot dogs, luncheon meats and sausage products

John Morrell Plant Sioux Falls, South Dakota	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, hot dogs, luncheon meats, smoked and canned hams and packaged lard

John Morrell Plant Sioux City, Iowa	Pork	Slaughtering and cutting hogs; production of boneless loins

John Morrell Plant(3) Great Bend, Kansas	Pork	Production of bacon and smoked ham products

John Morrell Plant Springdale, OH	Pork	Production of hot dogs and luncheon meats

Curly’s Foods, Inc. Plant (operated by John Morrell) Sioux City, Iowa	Pork	Production of raw and cooked ribs and other BBQ items

Location	Segment	Operation
Armour-Eckrich Meats (operated by John Morrell) St. Charles, Illinois	Pork	Production of bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Omaha, Nebraska	Pork	Production of bulk and sliced dry sausages and prosciutto ham

Armour-Eckrich Meats (operated by John Morrell) Peru, Indiana	Pork	Production of pre-cooked bacon

Armour-Eckrich Meats (operated by John Morrell) Junction City, Kansas	Pork	Production of smoked sausage

Armour-Eckrich Meats (operated by John Morrell) Mason City, Iowa	Pork	Production of boneless bulk and sliced ham products and cooked ribs

Armour-Eckrich Meats (operated by John Morrell) St. James, Minnesota	Pork	Production of sliced luncheon meats

Farmland Plant Crete, Nebraska	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Monmouth, Illinois	Pork	Slaughtering and cutting hogs; production of bacon and processed hams, extra tender and ground pork

Farmland Plant Denison, Iowa	Pork	Slaughtering and cutting hogs; production of bacon and processed hams

Farmland Plant Milan, Missouri	Pork	Slaughtering and cutting hogs; fresh pork

Farmland Plant Wichita, Kansas	Pork	Production of hot dogs and luncheon meats

Cook’s Hams Plant (operated by Farmland Foods) Lincoln, Nebraska	Pork	Production of traditional and spiral sliced smoked bone-in hams; corned beef and other smoked meat items

Cook’s Hams Plant (operated by Farmland Foods) Grayson, Kentucky	Pork	Production of spiral hams and smoked ham products

Cook’s Hams Plant (operated by Farmland Foods) Martin City, Missouri	Pork	Production of spiral hams

Patrick Cudahy Plant (operated by John Morrell) Cudahy, Wisconsin	Pork	Production of bacon, dry sausage, boneless cooked hams and refinery products

Animex Plant Szczecin, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Ilawa, Poland	International	Production of fresh meat and packaged products

Animex Plant Starachowice, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Location	Segment	Operation
Animex Plant Elk, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Morliny Plant Morliny, Poland	International	Production of packaged and other pork and beef products

Smithfield Procesare Plants Timisoara, Romania	International	Deboning, slaughtering and rendering hogs

Corporate Headquarters Smithfield, Virginia	Corporate	Management and administrative support services for other segments

(1)	Facility pledged as collateral under the U.S. Credit Facility.

(2)	Facility is leased.

(3)	Facility expected to be closed in fiscal 2010 as part of the Restructuring Plan. Production will be transferred to other facilities.

The Hog Production segment owns and leases numerous hog production and grain storage facilities as well as feedmills, mainly in North Carolina, Utah and Virginia, with additional facilities in Oklahoma, Colorado, Texas, Iowa, Illinois, South Carolina, Missouri, Poland and Romania. A substantial number of these owned facilities are pledged under our senior secured notes.

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

MISSOURI LITIGATION

PSF is a wholly-owned subsidiary that we acquired on May 7, 2007 when a wholly-owned subsidiary of ours merged with and into PSF. As a result of our acquisition of PSF and through other separate acquisitions by CGC of our common stock, CGC currently beneficially owns approximately 9% of our common stock. Paul J. Fribourg, CGC’s Chairman, President and CEO, is now a director of ours and Michael J. Zimmerman, CGC’s Executive Vice President and Chief Financial Officer, is now an advisory director to the Company.

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

On March 1, 2007, the court severed the claims of the remaining Adwell plaintiffs into separate actions and ordered that they be consolidated for trial by household. In the second Adwell trial, a jury trial involving three plaintiffs resulted in a jury verdict in December 2007 in favor of PSF and CGC as to all claims. On July 8, 2008, the court reconsolidated the claims of the remaining 49 Adwell plaintiffs for trial by farm. On February 6, 2009, the court also ordered that the Adwell plaintiffs living around each of the three farms at issue will be further divided into two groups based on the time periods covered by their claims. As a result, there may be as many as six additional trials in the Adwell cases, two for each farm. However, the court left open the possibility for reconsolidation on a farm-by-farm basis in the future.

The court has scheduled the next Adwell trial, which will resolve the claims of 13 to 15 plaintiffs who live near Homan farm, to commence on February 1, 2010. The court has also scheduled another Adwell trial, which will resolve the claims of certain plaintiffs who live near Scott Colby farm, to commence on January 31, 2011.

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

In May 2004, two additional nuisance suits were filed in the Circuit Court of Daviess County, Missouri entitled Vernon Hanes, et al. v. PSF, et al. and Steve Hanes et al. v. PSF, et al. Plaintiffs in the Vernon Hanes case allege nuisance, negligence, violation of civil rights, and negligence of contractor. In addition, plaintiffs in both the Vernon and Steve Hanes cases assert personal injury and property damage claims. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees, as well as injunctive relief. On March 28, 2008, plaintiffs in the Vernon Hanes case voluntarily dismissed all claims without prejudice. A new petition was filed by the Vernon Hanes plaintiffs on April 14, 2008, alleging nuisance, negligence and trespass against six defendants, including us. The Vernon Hanes case was transferred to DeKalb County and has been set for trial to commence on August 2, 2010.

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

Following the initial transfers, plaintiffs filed motions to transfer each of the cases back to Jackson County. Those motions were denied in all nine cases, but seven cases were transferred to neighboring counties pursuant to Missouri’s venue rules. Following all transfers, Herrold cases were pending in Chariton, Clark, DeKalb, Harrison, Jackson, Linn, and Nodaway counties. Plaintiffs agreed to file Amended Petitions in all cases except Jackson County; however, Amended Petitions have been filed in only Chariton, Clark, Harrison and Nodaway counties. Pursuant to notices of dismissal filed by plaintiffs on January 6, February 23 and April 10, 2009, all cases in Nodaway County have been dismissed. Discovery is now proceeding in the remaining cases where Amended Petitions have been filed.

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

In May 2007, the same lead lawyer who filed the Adwell, Bounds, Herrold and Torrey lawsuits filed a nuisance lawsuit entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Vernon County, Missouri. Murphy-Brown, LLC, Murphy Farms, LLC, Murphy Farms, Inc. and we have all been named as defendants. The other seven named defendants include Murphy Family Ventures, LLC, DM Farms of Rose

Hill, LLC, and PSM Associates, LLC, which are entities affiliated with Wendell Murphy, a director of ours, and/or his family members. Initially there were 13 plaintiffs in the lawsuit, but the claims of two plaintiffs were voluntarily dismissed without prejudice. All remaining plaintiffs are current or former residents of Vernon and Barton Counties, Missouri, each of whom claims to live or have lived near swine farms presently or previously owned or managed by the defendants. Plaintiffs allege that odors from these farms interfered with the use and enjoyment of their respective properties. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees. Defendants have filed responsive pleadings and discovery is ongoing.

In July 2008, the same lawyers who filed the Adwell, Bounds, Herrold, Torrey and Cooper lawsuits filed a nuisance lawsuit entitled John Arnold, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Daviess County, Missouri. The Company, two of our subsidiaries, PSF and KC2 Real Estate LLC, and one employee were all named as defendants. There were three plaintiffs in the lawsuit, who are residents of Daviess County and who claimed to live near swine farms owned or operated by defendants. Plaintiffs alleged that odors from these farms interfere with the use and enjoyment of their properties. On April 20, 2009, plaintiffs voluntarily dismissed this case without prejudice.

We believe we have good defenses to all of the actions described above and intend to defend vigorously these suits.

SOUDERTON FACILITY

Our former Souderton facility, which is now owned by JBS Souderton, Inc., a wholly-owned subsidiary of JBS Packerland, Inc. (collectively JBS Packerland), has previously experienced wastewater releases and an operational upset. The civil and criminal investigations into these incidents by the Environmental Protection Agency (the EPA), the Pennsylvania Department of Environmental Protection (PADEP) and the Pennsylvania Fish and Boat Commission are still on-going.

The Souderton facility was a part of our sale of Smithfield Beef to JBS Packerland which was completed in October 2008 (fiscal 2009). Under the terms of the sale, we have indemnification obligations for specified losses related to these pre-closing wastewater releases and operational upset at the Souderton facility. However, JBS Packerland has assumed all remaining capital costs associated with the planned wastewater treatment system upgrade to which we agreed with PADEP after the two wastewater incidents in 2006. At this time, we do not believe that these indemnification obligations will have a material adverse effect on our financial position or results of operations.

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

The EPA filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania against JBS Packerland on December 29, 2008 relative to the prior releases. This maintains EPA’s jurisdiction over the process and barred the threatened filing of a suit by a local citizens group. The EPA, PADEP and JBS Packerland filed a joint motion to extend the answer deadline in order to allow time to continue and complete settlement discussions and the court granted the motion.

FARMLAND CRETE FACILITY

In December 2008, EPA Region 7 issued a Notice of Violation (the NOV) to Farmland relative to Farmland’s facility in Crete, Nebraska. The NOV alleges that the Crete facility exceeded opacity limitations and violated, testing and recordkeeping requirements specified in an air permit issued to the Crete facility by the Nebraska Department of Environmental Quality. After an internal investigation by outside counsel, counsel and representatives of the Company held an informal conference with the EPA, and the EPA proposed a monetary penalty of approximately $217,000. Settlement discussions are ongoing and management believes, although we can provide no assurance, that any ultimate liability with respect to these matters will not have a material adverse effect on our financial position or results of operations.

BEDFORD FACILITY

As we have previously disclosed, environmental releases at our former meat processing and packaging facility located in Bedford, Virginia occurred in fiscal 2006 and fiscal 2007. Our Smithfield Packing subsidiary operated the facility, which closed in fiscal 2007 as part of our previously announced east coast restructuring plan. Federal, state and local officials investigated all of the releases under applicable environmental laws in fiscal 2006 and fiscal 2007 and, as of the date of this report, we are not aware of any contemplated material legal proceedings with respect to any of these releases. If any such legal proceeding is commenced, depending on the results of the investigations, then we could face potential monetary penalties. However, management believes, although we can provide no assurance, that any ultimate liability with respect to these matters will not have a material adverse effect on our financial position or results of operations.

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

Name and Age	Position	Business Experience During Past Five Years
C. Larry Pope (54)	President and Chief Executive Officer	Mr. Pope was elected President and Chief Executive Officer in June 2006, effective September 1, 2006. Mr. Pope served as President and Chief Operating Officer from October 2001 to September 2006.

Richard J. M. Poulson (70)	Executive Vice President	Mr. Poulson was elected Executive Vice President in October 2001.

Robert W. Manly, IV (56)	Executive Vice President and Chief Financial Officer	Mr. Manly was elected Executive Vice President in August 2006 and was named to the additional position of Chief Financial Officer, effective July 1, 2008. He also served as Interim Chief Financial Officer from January 2007 to June 2007. Prior to August 2006, he was President since October 1996 and Chief Operating Officer since June 2005 of PSF.

Name and Age	Position	Business Experience During Past Five Years
Joseph W. Luter, IV (44)	Executive Vice President	Mr. Luter was elected Executive Vice President in April 2008 concentrating on sales and marketing. He served as President of Smithfield Packing from November 2004 to April 2008. Mr. Luter served as Executive Vice President from October 2001 until November 2004. Mr. Luter is the son of Joseph W. Luter, III, Chairman of the Board of Directors.

George H. Richter (64)	President and Chief Operating Officer, Pork Group	Mr. Richter was elected President and Chief Operating Officer, Pork Group in April 2008. Mr. Richter served as President of Farmland Foods from October 2003 to April 2008.

Timothy O. Schellpeper (44)	President of Smithfield Packing	Mr. Schellpeper was elected President of Smithfield Packing in April 2008. He was Senior Vice President of Operations at Farmland Foods from August 2005 to April 2008 and Vice President of Logistics at Farmland Foods from July 2002 to August 2005.

Jerry H. Godwin (62)	President of Murphy-Brown	Mr. Godwin has served as President of Murphy-Brown since April 2001.

Joseph B. Sebring (62)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.

James C. Sbarro (49)	President of Farmland Foods	Mr. Sbarro was elected President of Farmland Foods in April 2008. Prior to April 2008, Mr. Sbarro served as Senior Vice President of Sales, Marketing, Research and Development at Farmland Foods since 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the New York Stock Exchange under the symbol “SFD”. The following table shows the high and low sales price of our common stock for each quarter of fiscal 2009 and 2008.

	2009		2008
	High	Low	High	Low
First quarter	$32.18	$16.61	$35.79	$29.87
Second quarter	26.75	11.82	35.13	27.85
Third quarter	15.15	5.40	30.75	23.75
Fourth quarter	11.95	5.55	29.56	24.34

HOLDERS

As of May 29, 2009, there were approximately 1,074 record holders of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 2, 2009 to March 3, 2009	7,418		$11.40	n/a	2,873,430
March 4, 2009 to April 3, 2009	—		n/a	n/a	2,873,430
April 4, 2009 to May 3, 2009	—		n/a	n/a	2,873,430

Total	7,418	(2)	$11.40	n/a	2,873,430

(1)

As of May 3, 2009, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005. There is no expiration date for this repurchase plan.

(2)

The purchases were made in open market transactions and the shares are held in a rabbi trust to mirror fee deferrals by certain of our non-employee directors under the Smithfield Foods, Inc. 2008 Incentive Compensation Plan. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows selected consolidated financial data and other operational data for the fiscal years indicated. The financial data information was derived from our audited consolidated financial statements. You should read the information in conjunction with “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years
	2009	2008	2007	2006	2005
	(in millions)
Statement of Income Data:
Sales	$12,487.7	$11,351.2	$9,359.3	$8,828.1	$8,983.6
Cost of sales	11,855.3	10,196.6	8,292.8	7,783.9	7,806.1

Gross profit	632.4	1,154.6	1,066.5	1,044.2	1,177.5
Selling, general and administrative expenses	798.4	813.6	686.0	620.9	595.6
Equity in (income) loss of affiliates	50.1	(62.0)	(48.2)	(11.5)	(17.2)
Minority interests	7.8	6.2	6.0	4.1	3.6

Operating profit (loss)	(223.9)	396.8	422.7	430.7	595.5
Interest expense	209.1	184.8	133.6	117.6	117.2
Other income	(63.5)	—	—	—	—

Income from continuing operations before income taxes	(369.5)	212.0	289.1	313.1	478.3
Income tax expense (benefit)	(126.7)	72.8	77.2	106.9	162.5

Income (loss) from continuing operations	(242.8)	139.2	211.9	206.2	315.8
Income (loss) from discontinued operations, net of tax	52.5	(10.3)	(45.1)	(33.5)	(19.6)

Net income (loss)	$(190.3)	$128.9	$166.8	$172.7	$296.2

Income Per Diluted Share:
Continuing operations	$(1.72)	$1.04	$1.89	$1.84	$2.81
Discontinued operations	.37	(.08)	(.40)	(.30)	(.17)

Net income per diluted share	$(1.35)	$.96	$1.49	$1.54	$2.64

Weighted average diluted shares outstanding	141.1	134.2	111.9	112.0	112.3

Balance Sheet Data:
Working capital	$1,497.7	$2,215.3	$1,795.3	$1,597.2	$1,773.6
Total assets	7,202.5	8,867.9	6,968.6	6,177.3	5,773.6
Long-term debt and capital lease obligations	2,649.9	3,474.4	2,838.6	2,299.5	2,137.2
Shareholders’ equity	2,561.4	3,048.2	2,240.8	2,028.2	1,901.4

Other Operational Data:
Total hogs processed	35.2	33.9	26.7	28.5	28.6
Packaged meats sales (pounds)	3,364.1	3,363.4	3,073.8	2,703.8	2,624.4
Fresh pork sales (pounds)	4,792.9	4,398.6	3,428.5	3,834.4	3,718.9
Total hogs sold	20.4	20.2	14.6	15.0	15.4

Notes to Selected Financial Data:

Fiscal 2009

•	Fiscal 2009 was a 53 week year.

•	Includes a pre-tax write-down of assets and other restructuring charges totaling $88.2 million related to the Restructuring Plan.

•	Includes a $56.0 million pre-tax gain on the sale of Groupe Smithfield.

•	Includes a $54.3 million gain on the sale of Smithfield Beef, net of tax of $45.4 million (discontinued operations).

•	Includes charges related to inventory write-downs totaling $25.8 million.

Fiscal 2008

•	Includes a pre-tax impairment charge on our shuttered Kinston, North Carolina plant of $8.0 million.

•	Includes a loss on the disposal of the assets of Smithfield Bioenergy, LLC (SBE) of $9.6 million, net of tax of $5.4 million (discontinued operations).

•	Includes pre-tax inventory write-down and disposal costs of $13.0 million associated with outbreaks of classical swine fever (CSF) in Romania.

Fiscal 2007

•	Includes a loss on the sale of Quik-to-Fix of $12.1 million, net of tax of $7.1 million (discontinued operations).

Fiscal 2006

•	Includes $26.3 million in pre-tax plant closure charges related to our east coast restructuring plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following information in conjunction with the audited consolidated financial statements and the related notes in “Item 8. Financial Statements and Supplementary Data.”

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest April 30. Fiscal 2009 consisted of 53 weeks. Fiscal 2008 and fiscal 2007 consisted of 52 weeks. Unless otherwise stated, the amounts presented in the following discussion are based on continuing operations for all fiscal periods included. Certain prior year amounts have been reclassified to conform to current year presentations.

EXECUTIVE OVERVIEW

We are the largest hog producer and pork processor in the world. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We operate in a cyclical industry and our results are significantly affected by fluctuations in commodity prices for livestock (primarily hogs) and grains. Some of the factors that we believe are critical to the success of our business are our ability to:

•	maintain and expand market share, particularly in packaged meats,

•	develop and maintain strong customer relationships,

•	continually innovate and differentiate our products,

•	manage risk in volatile commodities markets, and

•	maintain our position as a low cost producer of live hogs, fresh pork and packaged meats.

We conduct our operations through five reporting segments: Pork, International, Hog Production, Other and Corporate. Each segment is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe, Mexico and China. The Hog Production segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations, our interest in Butterball, our live cattle operations and our interest in live cattle joint venture operations. The Corporate segment provides management and administrative services to support our other segments.

Our overall focus has shifted from acquisitions to integration, driving operating efficiencies and growing our packaged meats business to fully leverage the benefits of our prior acquisitions. As discussed in further detail under “Results of Operations” below, we announced a plan, in February 2009 (fiscal 2009), to consolidate and streamline the corporate structure and manufacturing operations in our pork group to improve operating efficiencies and increase utilization (the Restructuring Plan). The Restructuring Plan resulted in the consolidation of several of our Pork segment business units into three large operating companies. We believe that the new structure will allow us to focus on maximizing operating, marketing, financial and logistical synergies that will enable us to better meet the needs of our retail, foodservice and international customers who do business with multiple Smithfield Foods companies.

We believe that the consolidation of our independent operating companies in the Pork segment into three strong, market driven companies with strong regional brands and a national presence, will better serve the needs of our customers, employees and other key stakeholders. We expect that the Restructuring Plan will result in annual cost savings and improved pre-tax earnings of approximately $55.0 million in fiscal 2010 and $125.0 million by fiscal 2011. We anticipate recording additional charges totaling approximately $23 million through the first half of fiscal 2010 primarily related to plant consolidation, asset disposal and plant wind down costs. In addition, we estimate that $52.0 million in capital expenditures will be required relative to plant consolidations in fiscal 2010.

Fiscal 2009 Summary

Net loss was $190.3 million, or $1.35 per diluted share, in fiscal 2009, compared to net income of $128.9 million, or $.96 per diluted share, in fiscal 2008. The following significant factors impacted fiscal 2009 results compared to fiscal 2008:

•

Pork segment operating profit decreased slightly, reflecting higher raw material costs and charges related to the Restructuring Plan. These were partially offset by an increase in volumes in part due to the extra week in fiscal 2009.

•

International segment operating profit decreased mainly due to significant decreases in the segment’s equity income from Campofrío Food Group, which primarily resulted from operating losses and impairment charges on its discontinued Russian operations.

•	The Hog Production segment incurred operating losses due to significantly higher raising costs, partially offset by slightly higher live hog market prices.

•	Operating profit in the Other segment was down primarily as a result of higher feed costs in both the turkey operations and in the cattle raising operations.

•

Income from discontinued operations was $52.5 million in fiscal 2009 compared to a loss of $10.3 million in fiscal 2008. The increase is primarily due to the current year gain on the disposal of Smithfield Beef, Inc. (Smithfield Beef) of $54.3 million, net of tax.

Outlook

The commodity markets affecting our business are volatile and fluctuate on a daily basis. The magnitude of grain price increases and subsequent decline over the past twelve to eighteen months is unprecedented. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions, particularly in the Hog Production segment of our business. The outlook statements that follow must be viewed in this context.

•

Pork—Before the effect of restructuring charges, Pork segment operating profits in fiscal 2009 were the best in over a decade. Our packaged meats business performed extremely well, achieving record margins. Although fresh meat showed signs of weakness in the latter half of fiscal 2009, margins were very strong in the first half. We expect pork margins will remain strong into fiscal 2010. Live hog prices are currently lower than historical seasonal averages as oversupply conditions are depressing prices. We expect liquidation of sow inventories in prior periods will result in fewer market hogs in fiscal 2010. We expect as supplies tighten, fresh pork prices and live hog values should increase gradually.

Pork export volumes have grown steadily for several years. A relatively weak dollar and comparatively high pork prices in many parts of the world have made U.S. pork prices a good value and helped fuel export growth. Coming off record export levels in fiscal 2008 and fiscal 2009, we are cautiously optimistic that export volumes will continue at historically robust levels. In the last days of fiscal 2009 and first few weeks of fiscal 2010 we did see a modest drop in export volumes as several countries placed restrictions on U.S. pork as a result of the A(H1N1) influenza outbreak, but most of those countries are lifting the restrictions. China, however, remains closed to U.S. pork products.

Domestically, the perceived risk of A(H1N1) caused a temporary decline in sales and slowed the typical seasonal advance of pork prices. However, we believe the impact of the A(H1N1) threat on our operations is now largely behind us.

We expect our restructuring initiative announced in February 2009 (fiscal 2009) will provide substantial cost savings going forward as we improve operating efficiencies and increase plant utilization. We expect a $55 million savings in fiscal 2010 as a result of this initiative which is net of an expected $23 million of additional restructuring costs. Thereafter, we expect annual cost savings of $125 million.

•

International—We expect our meat operations in Poland, Romania and Mexico will continue to improve their operating performance in fiscal 2010. We expect positive contributions from CFG’s efforts to realize synergies associated with the Groupe Smithfield merger, as well as several other strategic initiatives currently underway, which will mitigate the impact of the recession in Western Europe.

•

Hog Production—The pork industry is currently coping with an oversupply of market hogs. There are early signs that necessary sow herd liquidations are underway. We recently announced a 3% sow herd reduction on top of the 10% reduction we executed in the last 16 months. We expect the market should right-size as fiscal 2010 progresses, but the first half of the year is still expected to be unprofitable.

We expect raising costs will decline throughout the year from historic highs in fiscal 2009. While feed grain prices continue to be elevated above 10 year averages, we expect hog production results to improve significantly from fiscal 2009’s record losses.

•

Other—As with the Hog Production segment, high grain costs adversely impacted the profitability of our turkey operations in fiscal 2009. These operations should continue to improve during fiscal 2010 with an anticipated return to profitability in the second half of the fiscal year. In the first quarter of fiscal 2010, we expect to sell the remaining 43,000 head of cattle on hand at May 3, 2009, limiting our exposure to cattle markets in fiscal 2010. We recognized $16 million of losses in cattle raising in fiscal 2009. We do not expect to have any significant losses in cattle in fiscal 2010.

Please read the foregoing outlook in conjunction with “Item 1A. Risk Factors.”

RESULTS OF OPERATIONS

Significant Events Affecting Results of Operations

Pork Segment Restructuring

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment. This restructuring is intended to make us more competitive by improving operating efficiencies and increasing plant utilization. The Restructuring Plan includes the following primary initiatives:

•	the closing of the following six plants (the production at each of these plants will be transferred to more efficient facilities):

•	The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield South plant in Smithfield, Virginia;

•	Smithfield Packing’s Plant City, Florida plant;

•	Smithfield Packing’s Elon, North Carolina plant;

•	John Morrell & Co’s (John Morrell) Great Bend, Kansas plant;

•	Farmland Foods, Inc.’s (Farmland Foods) New Riegel, Ohio plant; and

•	Armour-Eckrich Meats, LLC’s (Armour-Eckrich) Hastings, Nebraska plant;

•	a reduction in the number of operating companies in the Pork segment from seven to three;

•	the merger of the fresh pork sales forces of the John Morrell and Farmland Foods business units; and

•	the consolidation of the international sales organizations of our U.S. operating companies into one group that is responsible for exports.

The new structure will allow us to focus on maximizing operating, marketing, financial and logistical synergies that will enable us to better meet the needs of our retail, foodservice and international customers who do business with multiple Smithfield Foods companies. We expect to achieve a net reduction of approximately 1,800 jobs in the Pork segment as a result of the restructuring. We expect the initiatives will be substantially completed by the end of the third quarter of fiscal 2010 and will result in annual cost savings and improved pre-tax earnings, after applicable restructuring and impairment charges, of approximately $55.0 million in fiscal 2010 and $125.0 million by fiscal 2011.

As a result of the Restructuring Plan, we recorded pre-tax restructuring and impairment charges totaling $84.8 million in the third quarter of fiscal 2009. We recorded an additional $3.4 million in the fourth quarter of fiscal 2009. All of these charges were recorded in the Pork segment. The initiatives are ongoing and are expected to be completed by the first half of fiscal 2010.

The following table summarizes the balance of accrued expenses and impairment charges related to the Restructuring Plan, as well as the expected remaining expense to be incurred by major type of cost:

	Total Expense Fiscal 2009	Payments	Accrued Balance May 3, 2009	Estimated Remaining Expense
	(in millions)
Restructuring charges:
Employee severance and related benefits	$12.3	$(0.4)	$11.9	$1.6
Other associated costs	1.7	(1.2)	0.5	21.1

Total restructuring charges	14.0	$(1.6)	$12.4	$22.7

Impairment charges:
Property, plant and equipment	69.4
Inventory	4.8

Total impairment charges	74.2

Total restructuring and impairment charges	$88.2

Employee severance and related benefits primarily include employee severance benefits, which were accrued in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43,” and an estimated obligation for the partial withdrawal from a multiemployer pension plan. Other associated costs consist primarily of plant consolidation, asset disposal costs and plant wind-down expenses, all of which are expensed as incurred. Of the total restructuring charges, $8.1 million was recorded in cost of sales with the remainder recorded in selling, general and administrative expenses. The estimated remaining expenses are expected to be incurred through the first half of fiscal 2010.

As a result of the announced plant closures, write-downs of property, plant and equipment were recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to reduce the carrying amounts of the long-lived assets that will be sold or disposed of to their estimated fair values. The fair value of the plant facilities, totaling approximately $8.8 million, was determined based on estimated market values obtained from multiple real estate brokers. Any material changes in the estimated market values would be reflected in earnings in future periods. Additionally, certain inventories were written off as they will be unusable at other operating locations. All of these charges were recorded in cost of sales.

We estimate that $52.0 million in capital expenditures will be required relative to plant consolidations in fiscal 2010.

Acquisitions

Premium Standard Farms, Inc.(PSF)

In May 2007 (fiscal 2008), we acquired PSF for approximately $800.0 million in stock and cash, including $125.4 million of assumed debt. PSF was one of the largest providers of pork products to the retail, wholesale, foodservice, further processor and export markets. Through our acquisition of PSF, we acquired processing facilities in Missouri and North Carolina. PSF was also one of the largest owners of sows in the U.S. with operations located in Missouri, North Carolina and Texas. PSF’s results from pork processing operations are reported in our Pork segment and results from hog production operations are reported in our Hog Production segment. For its fiscal year ended March 31, 2007, PSF had net sales of approximately $893.0 million.

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

Armour-Eckrich

In October 2006 (fiscal 2007), we completed the acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra Foods, Inc. (ConAgra) in the Pork segment for $226.3 million. The business (Armour-Eckrich) includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. This acquisition advanced our strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. As a result of the acquisition, we estimate that we have added approximately 500 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of $1,038.2 million.

Had the acquisition of Armour-Eckrich occurred at the beginning of fiscal 2007, sales would have been $9,866.9 million for fiscal 2007. There would not have been a material effect on net income or net income per diluted share for fiscal 2007.

Dispositions

Smithfield Beef

In October 2008 (fiscal 2009), we completed the sale of Smithfield Beef, our beef processing and cattle feeding operation that encompassed our entire Beef segment, to a wholly-owned subsidiary of JBS S.A., a company organized and existing under the laws of Brazil (JBS), for $575.5 million in cash.

The sale included 100 percent of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), which previously was a 50/50 joint venture with Continental Grain Company (CGC). Immediately preceding the closing of the JBS transaction, we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments. After this transaction, CGC is now a beneficial owner of approximately 9% of our common stock. Paul J. Fribourg, a member of our board of directors, is Chairman, President and Chief Executive Officer of CGC. Michael Zimmerman, an advisory director of the Company, is Executive Vice President and Chief Financial Officer of CGC.

The JBS transaction excluded substantially all live cattle inventories held by Smithfield Beef and Five Rivers as of the closing date, together with associated debt. All live cattle inventories previously held by Five Rivers were sold by the end of fiscal 2009. Our remaining live cattle inventories (approximately 43,000 head) are currently being raised by JBS for a negotiated fee and sold at maturity at market-based prices. We expect all of the remaining live cattle inventories will be sold by the end of the first quarter of fiscal 2010.

The net proceeds from the JBS transaction were used to pay down our U.S. Credit Facility (without a permanent reduction of the related commitments) and other long-term debt. As of May 3, 2009, we had received approximately $87 million in net proceeds from the sale of the retained live cattle inventories, which we used primarily for debt reduction. Based on market prices as of May 3, 2009, we expect to receive an estimated $30 million of additional net proceeds from the remaining live cattle inventories, which we also plan to use primarily for debt reduction.

We recorded a pre-tax gain of approximately $99.7 million ($54.3 million net of tax) on the sale of Smithfield Beef in fiscal 2009. The results of Smithfield Beef are reported as discontinued operations, including the gain on the sale.

The following table presents sales, interest expense and net income (loss) of Smithfield Beef for the fiscal periods indicated:

	Fiscal Years
	2009	2008	2007
	(in millions)
Sales	$1,699.0	$2,885.9	$2,551.7
Interest expense	17.3	41.0	41.9
Net income (loss)	0.9	5.2	(23.5)

Smithfield Bioenergy, LLC (SBE)

In April 2007 (fiscal 2007), we decided to exit the alternative fuels business. In May 2008 (fiscal 2009), we completed the sale of substantially all of SBE’s assets for $11.5 million. As a result of these events, we recorded impairment charges of $9.6 million, net of tax of $5.4 million, during fiscal 2008 to reflect the assets of SBE at their estimated fair value. The results of SBE are reported as discontinued operations.

The following table presents sales, interest expense and net loss of SBE for the fiscal periods indicated:

	Fiscal Years
	2009	2008	2007
	(in millions)
Sales	$3.8	$27.0	$14.0
Interest expense	1.3	3.4	2.9
Net loss	(2.7)	(15.5)	(5.6)

Quik-to-Fix, Inc. (Quik-to-Fix)

In August 2006 (fiscal 2007), we completed the sale of substantially all of the assets and business of Quik-to-Fix for net proceeds of $28.2 million. During fiscal 2007, we recorded a writedown on the assets of Quik-to-Fix of $12.1 million, net of $7.1 million in taxes, in anticipation of the sale. The results of Quik-to-Fix are reported as discontinued operations.

Quik-to-Fix had sales of $21.5 million in fiscal 2007. Quik-to-Fix had a loss from discontinued operations of $16.0 million, net of tax of $9.3 million in fiscal 2007. The after-tax loss included interest expense of $1.7 million.

Investment Activities

Groupe Smithfield S.L. (Groupe Smithfield) / Campofrío Alimentación, S.A. (Campofrío)

In August 2006 (fiscal 2007), we completed the formation of Groupe Smithfield. Groupe Smithfield purchased the European meats business of Sara Lee Corporation, for $575.0 million in cash, plus the assumption of excess pension related liabilities of approximately $39.0 million. To form the joint venture, we contributed our French operations from the International segment and cash of €50.0 million (at the time approximately $63.1 million). Oaktree Capital Management, LLC contributed cash of €108.9 million (at the time approximately $137.4 million) and a contingent, convertible note of €40.0 million (at the time approximately $50.4 million).

In June 2008 (fiscal 2009), we announced an agreement to sell Groupe Smithfield to Campofrío in exchange for shares of Campofrío common stock. In December 2008 (fiscal 2009), the merger of Campofrío and Groupe Smithfield was finalized. The new company, known as Campofrío Food Group, S.A. (CFG), is listed on the Madrid and Barcelona Stock Exchanges. The merger created one of the largest pan-European companies in the packaged meats sector and one of the five largest worldwide.

Immediately prior to the merger, we owned 25% of Campofrío and 50% of Groupe Smithfield. We currently own 37% of the combined company.

The sale of Groupe Smithfield resulted in a pre-tax gain of $56.0 million, which was recognized in the third quarter of fiscal 2009. The amounts presented for CFG throughout this discussion reflect the combined historical results of Groupe Smithfield and Campofrío.

Butterball, LLC (Butterball)

In October 2006 (fiscal 2007), concurrent with our acquisition of Armour-Eckrich, our joint venture, Carolina Turkeys, financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball.

Other Significant Events

Kinston, North Carolina Plant Closure

In March 2008 (fiscal 2008), we announced that we would close one of our Kinston, North Carolina plants. As a result, we recorded a pre-tax impairment charge of $8.0 million in cost of sales in the Pork segment during the fourth quarter of fiscal 2008 to write down the facility to its fair value.

Classical Swine Fever (CSF)

In August 2007 (fiscal 2008), outbreaks of CSF occurred at three of our thirty-three hog farms in Romania. During the second quarter of fiscal 2008, we recorded approximately $13.0 million of inventory write-downs and associated disposal costs related to these outbreaks in the Hog Production segment.

Consolidated Results of Operations

Sales and Cost of Sales

	2009	2008	% Change	2008	2007	% Change
	(in millions)			(in millions)
Sales	$12,487.7	$11,351.2	10%	$11,351.2	$9,359.3	21%
Cost of sales	11,855.3	10,196.6	16	10,196.6	8,292.8	23

Gross profit	632.4	1,154.6	(45)	1,154.6	1,066.5	8

Gross profit margin	5%	10%		10%	11%

The following items explain the significant changes in sales and gross profit:

2009 vs. 2008

•	Fiscal 2009 consisted of 53 weeks compared to 52 in fiscal 2008, increasing sales approximately $202.0 million, or 2%.

•

Volume increases in the Pork segment, excluding the effect of the extra week, increased sales approximately $445.0 million, or 4%. The volume increases were primarily the result of strong exports and increased customer demand.

•	Higher fresh pork market prices in the Pork segment and substantially higher sales prices in the International segment contributed to an increase in sales of approximately $475 million, or 4%.

•	Domestic raising costs increased to $62 per hundredweight from $50 per hundredweight in the prior year as the cost of feed and feed ingredients increased $527 million, or 36%.

•	Higher feed and feed ingredient costs increased domestic hog raising costs by 24%.

•	Domestic live hog market prices increased to $48 per hundredweight from $44 per hundredweight a year ago, which partially offset the significant increase in our hog raising costs.

2008 vs. 2007

•	The acquisition of PSF accounted for approximately $890.0 million of sales, or a 10% increase.

•	Fiscal 2008 included a full year of results from Armour-Eckrich compared to 29 weeks in fiscal 2007, which accounted for an increase in sales of approximately $570.0 million, or 6%.

•	Higher feed and feed ingredient costs increased our domestic hog raising costs by 18%. The increase in raising costs was partially offset by price-risk management results.

•	Domestic live hog market prices decreased to $44 per hundredweight from $48 per hundredweight a year ago.

Selling, General and Administrative Expenses

	2009	2008	% Change	2008	2007	% Change
	(in millions)			(in millions)
Selling, general and administrative expenses	$798.4	$813.6	(2)%	$813.6	$686.0	19%

The following items explain the significant changes in selling, general and administrative expenses (SG&A):

2009 vs. 2008

•	Variable compensation expense and fringe costs decreased $52.9 million in fiscal 2009.

•	Prior year gains in foreign currency were replaced with current year losses causing an increase of $39.3 million.

2008 vs. 2007

•	Fiscal 2008 included results from the acquisition of PSF.

•	Fiscal 2008 included a full year of results from Armour-Eckrich compared to 29 weeks in fiscal 2007, which accounted for an increase in SG&A of approximately $51.0 million, or 7%.

•	Advertising, promotions and marketing related expenses increased by $26.6 million, a 4% increase in overall SG&A.

•	Variable compensation expense increased by $31.0 million due to increased operating profits in the Pork segment, which represented a 5% increase in overall SG&A.

Equity in (Income) Loss of Affiliates

	2009	2008	% Change	2008	2007	% Change
	(in millions)			(in millions)
Butterball	$19.5	$(23.4)	(183)%	$(23.4)	$(24.1)	(3)%
Campofrío Food Group(1)	5.6	(43.0)	(113)	(43.0)	(23.8)	81
Cattleco, LLC (Cattleco)	15.1	—	NM	—	—	NM
Mexican joint ventures	9.8	4.8	(104)	4.8	(0.9)	NM
All other equity method investments	0.1	(0.4)	(125)	(0.4)	0.6	167

Equity in (income) loss of affiliates	$50.1	$(62.0)	(181)	$(62.0)	$(48.2)	29

(1)	Reflects the combined results of Groupe Smithfield and Campofrío.

The following items explain the significant changes in equity in (income) loss of affiliates:

2009 vs. 2008

•	Our Butterball investment was negatively impacted by a significant increase in raw material costs.

•

CFG’s results were negatively impacted by higher raw material costs and competitive price pressures, especially at the former Groupe Smithfield operations. In addition, prior to the merger, Campofrío’s results included operating losses and impairment charges related to its discontinued Russian operations, our share of which was $8.8 million. Also, prior to the merger, Groupe Smithfield incurred restructuring and accelerated depreciation charges in fiscal 2009 as a result of its planned closure of one of its cooked meats production facilities. Our share of those charges was $3.2 million.

•	Cattleco’s fiscal 2009 results included a write-down of cattle inventories, our share of which was $14.5 million, due to a decline in live cattle market prices.

•	Losses on our Mexican hog production investments increased by $5.0 million, primarily due to an increase in foreign currency transaction losses recognized by our equity method investees.

2008 vs. 2007

•	Fiscal 2008 included a full year of results from Groupe Smithfield compared to nine months in fiscal 2007.

•

In fiscal 2008, Groupe Smithfield sold one of its discontinued operations resulting in the recognition of a significant gain. The gain was partially offset by restructuring charges related to other Groupe Smithfield plants. Our share of the net gain from these combined transactions was approximately $9.4 million.

Interest Expense

	2009	2008	% Change	2008	2007	% Change
	(in millions)			(in millions)
Interest expense	$209.1	$184.8	13%	$184.8	$133.6	38%

The following items explain the significant changes in interest expense:

2009 vs. 2008

•

The increase in interest expense was primarily due to the allocation of interest expense to Smithfield Beef prior to its disposal in October 2008 (fiscal 2009), as well as the effects of an additional week of interest expense in fiscal 2009. These increases were partially offset by lower average outstanding borrowings and significantly lower average rates on our credit facilities. Total debt, including notes payable and capital lease obligations, decreased to $2,988.2 million as of May 3, 2009 from $3,883.4 million as of April 27, 2008, primarily due to the use of proceeds from the sale of Smithfield Beef to pay down debt.

2008 vs. 2007

•

The increase in interest expense was due to additional borrowings, which were partially offset by lower interest rates. Debt, including notes payable and capital lease obligations, increased to $3,883.4 million as of April 27, 2008 from $3,092.9 million as of April 29, 2007, related to the acquisition of PSF, continued investment in Eastern Europe and higher working capital requirements resulting from higher commodity input costs.

Other Income

	2009	2008	% Change	2008	2007	% Change
	(in millions)			(in millions)
Other income	$(63.5)	$—	NM	$—	$—	NM

Other income in fiscal 2009 included a $56.0 million gain on the sale of our interest in Groupe Smithfield to Campofrío and a $7.5 million gain on the repurchase of long-term debt.

Income Tax Expense (Benefit)

	2009	2008	2007
Income tax expense (benefit) (in millions)	$(126.7)	$72.8	$77.2
Effective tax rate	34%	34%	27%

The following items explain the significant changes in the effective tax rate:

2009 vs. 2008

•

The effective tax rate was unchanged as an increase in deferred taxes related to the merger of Campofrío and Groupe Smithfield was offset by benefits related to foreign tax credits and the successful resolution of uncertain tax positions.

2008 vs. 2007

•

The increase in the effective tax rate was due to a change in mix of profitability between high and low tax rate countries. Also, fiscal 2007 rates were lower due to the retroactive reinstatement of the Work Opportunity Tax Credit and the research and development tax credit via the Tax Relief and Healthcare Act of 2006.

Segment Results

The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.

Pork Segment

	2009	2008	% Change	2008	2007	% Change
	(in millions)			(in millions)
Sales	$10,450.9	$9,627.5	9%	$9,627.5	$7,933.9	21%
Operating profit	395.2	449.4	(12)	449.4	218.6	106

Sales volume
Total			6%			20%
Fresh pork			11			29
Packaged meats			—			10

Average unit selling price			2%			1%
Average domestic live hog prices(1)			8			(7)

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the changes in sales volume, selling prices and live hog prices presented in the table above, the following items explain the significant changes in Pork segment sales and operating profit:

2009 vs. 2008

•	Fiscal 2009 consisted of 53 weeks compared to 52 weeks in fiscal 2008. The extra week increased sales approximately $202.0 million, or 2%.

•

Excluding the effect of the additional week, total sales volume increased 4% with fresh pork volume increasing 9% and packaged meats volume decreasing 2%. The increase in fresh pork volume was primarily due to strong exports and increased customer demand, particularly in the first half of the year. Including the additional week of sales in fiscal 2009, pork exports rose 29% in volume and 36% in dollar terms.

•	Operating profit included $88.2 million in charges related to the Restructuring Plan compared to $8.0 million in charges in fiscal 2008 for the closing of one of our Kinston, North Carolina plants.

•	Operating profit was positively impacted as selling, general and administrative expenses decreased $43.1 million primarily on decreases in salaries, variable compensation and related fringe costs.

•	Transportation costs increased approximately 15% in fiscal 2009 compared to fiscal 2008 primarily due to more export shipments in fiscal 2009.

•	Fiscal 2009 was negatively impacted by substantially higher raw material costs, which resulted in lower margins on fresh pork sales.

2008 vs. 2007

•	The acquisition of PSF accounted for approximately $890.0 million of sales, or an 11% increase.

•	Fiscal 2008 included a full year of results from Armour-Eckrich compared to 29 weeks in the prior year, which accounted for an increase in sales of approximately $570.0 million, or 7%.

•	Excluding the acquisition of PSF and the effects of Armour-Eckrich, total sales volumes increased 1% with fresh pork increasing 3% and packaged meats increasing 2%.

•	Excluding the acquisition of PSF and the effects of Armour-Eckrich, sales were positively impacted by a 2% increase in the average unit selling price.

•	Substantially lower raw material costs created a favorable fresh pork environment in fiscal 2008.

•	Excluding the effect of the sales volume change, we experienced an increase in transportation and energy costs of approximately $21.2 million.

•	Variable compensation expense increased by approximately $4.7 million primarily as a result of higher overall segment profits.

•	Operating profit in fiscal 2008 included an impairment charge of $8.0 million for one of our Kinston, North Carolina facilities.

•

Operating profit in fiscal 2008 included a gain of $4.8 million on the sale of Armour-Eckrich’s Kansas City, Kansas plant, partially offset by a $1.6 million write down on the anticipated sale of its Lufkin, Texas plant.

International Segment

	2009	2008	% Change	2008	2007	% Change
	(in millions)			(in millions)
Sales	$1,398.2	$1,224.5	14%	$1,224.5	$954.6	28%
Operating profit	34.9	76.9	(55)	76.9	36.8	109

Sales volume			(7)%			15%
Average unit selling price			23			12

In addition to the changes in sales volume and selling prices presented in the table above, the following items explain the significant changes in International segment sales and operating profit:

2009 vs. 2008

•	Fiscal 2009 sales increased $108.7 million in our Polish operations due to a shift in product mix to emphasize higher priced packaged meats.

•	Fiscal 2009 sales increased in Romania $56.8 million, or 5%, primarily due to the full year inclusion of an acquired business in Romania.

•

Equity income from investments decreased $48.4 million to a loss of $1.9 million in fiscal 2009 from income of $46.5 million in fiscal 2008. The decrease was primarily at CFG whose results were negatively impacted by operating losses and impairment charges related to its discontinued Russian operations, our share of which was $8.8 million, higher raw material costs and competitive price pressures. Also, fiscal 2008 included a net gain on the sale of one of Groupe Smithfield’s plants, our share of which was $9.4 million. Additionally, prior to the merger, Groupe Smithfield incurred restructuring and accelerated depreciation charges in fiscal 2009 as a result of the planned closure of one of its cooked meats production facilities. Our share of those charges was $3.2 million.

•	Selling, general and administrative expenses increased in fiscal 2009 primarily as a result of increased foreign currency transaction losses of $9.5 million.

2008 vs. 2007

•	Sales increased $169.3 million, or 18%, due to foreign currency translation. The change was attributable to stronger underlying functional currencies of our foreign subsidiaries.

•	Fiscal 2007 sales included $98.9 million related to our French operations, which were contributed to Groupe Smithfield in August 2006 (fiscal 2007).

•	Fiscal 2008 sales included approximately $54.5 million related to the acquisition of a business in Romania.

•	Excluding the effect of foreign currency translation, sales and operating profit were negatively impacted by a 4% decrease in the average unit selling price.

•	Operating profit increased by $21.1 million due to more favorable results of our equity method investments, primarily Groupe Smithfield and Campofrío.

•

In fiscal 2008, Groupe Smithfield sold one of its discontinued operations resulting in the recognition of a significant gain. The gain was partially offset by restructuring charges related to other Groupe Smithfield plants. Our share of the net gain from these combined transactions was approximately $9.4 million.

•	Operating profit was negatively impacted by significantly higher raw material costs.

•	Operating profit included foreign currency transaction losses of $9.0 million in fiscal 2008 compared to gains of $6.8 million in fiscal 2007.

Hog Production Segment

	2009	2008	% Change	2008	2007	% Change
	(in millions)			(in millions)
Sales	$2,750.9	$2,399.3	15%	$2,399.3	$1,787.0	34%
Operating profit (loss)	(521.2)	(98.1)	(431)	(98.1)	211.4	(146)

Head sold			4%			40%

Average domestic live hog prices(1)			8%			(7)%
Domestic raising costs			24			18

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the head sold and other statistical data above, the following items explain the significant changes in Hog Production segment sales and operating profit:

2009 vs. 2008

•	The additional week in fiscal 2009 contributed approximately $41.0 million of sales, or a 2% increase.

•	Excluding the additional week of sales, head sold increased 2%.

•

Higher grain costs have adversely affected operating profit by increasing our domestic raising costs by 24%. Corn, which is the major component in our livestock feed, increased 26%. Although prices have fallen dramatically from the record high levels seen last summer, we locked in our corn needs through the end of fiscal 2009 at price levels in excess of $6 per bushel as the industry became concerned over future availability at that time.

•	Live hog market prices in the U.S. averaged $48 per hundredweight in fiscal 2009 compared to $44 per hundredweight last year.

2008 vs. 2007

•	The acquisition of PSF accounted for approximately $530.0 million of sales, or a 30% increase.

•

Excluding the acquisition of PSF, total head sold increased 8%, with head sold in the U.S. increasing 5%. The increase in head sold resulted from productivity improvements in the U.S. and an increase in the size of our international sow herd.

•	Significantly higher grain costs have adversely affected operating profit. The increase in grain costs was mainly attributable to increased worldwide demand for corn.

•	In fiscal 2008, operating profit was negatively impacted by $13.0 million of inventory write-down and disposal costs associated with outbreaks of CSF in Romania.

Other Segment

	2009	2008	% Change	2008	2007	% Change
	(in millions)			(in millions)
Sales	$250.8	$148.8	69%	$148.8	$132.3	12%
Operating profit (loss)	(46.6)	28.2	(265)	28.2	40.8	(31)

The following items explain the significant changes in Other segment sales and operating profit:

2009 vs. 2008

•	Fiscal 2009 included sales of $74.3 million from the liquidation of cattle inventories that were excluded from the JBS transaction.

•

Sales were positively impacted by a 23% increase in the average unit selling price of our wholly-owned live turkey production operations. The effect of sales growth on operating profit was largely offset by higher feed costs.

•

We recorded a loss from our equity method investments of $34.9 million in fiscal 2009 compared to equity income of $23.8 million in fiscal 2008. This decline is primarily due to less favorable results at Butterball due to substantially higher raw material costs and losses incurred at Cattleco, our 50/50 cattle feeding joint venture. Cattleco’s fiscal 2009 results included a write-down on cattle inventories, our share of which was $14.5 million, due to a decline in live cattle market prices. Fiscal 2008 did not include any results from Cattleco.

•	Fiscal 2009 operating profit was negatively impacted by a $4.3 million write-down of company-owned cattle that were excluded from the JBS transaction due to a decline in live cattle market prices.

2008 vs. 2007

•

The increase in sales was due to an 11% increase in selling prices, coupled with a 1% increase in sales volumes. The increase in selling prices reflected higher feed costs being partially passed to Butterball.

•	The effects of sales growth on operating profit were offset by substantially higher feed costs.

Corporate Segment

	2009	2008	% Change	2008	2007	% Change
	(in millions)			(in millions)
Operating loss	$(86.2)	$(59.6)	(45)%	$(59.6)	$(84.9)	30%

The following items explain the significant changes in the Corporate segment’s operating loss:

2009 vs. 2008

•	Fiscal 2009 included losses of $9.3 million on foreign currency transactions (primarily inter-company loans denominated in foreign currencies) compared to gains in fiscal 2008 of $22.2 million.

•	Losses on company life insurance policies increased approximately $12.1 million due to declines in the securities markets.

•	Variable compensation expenses decreased $13.1 million due to lower consolidated operating results.

2008 vs. 2007

•	Fiscal 2008 included gains of $22.2 million on foreign currency transactions (primarily inter-company loans denominated in foreign currencies) compared to losses in fiscal 2007 of $5.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Our cash requirements consist primarily of the purchase of raw materials used in our hog production and pork processing operations, long-term debt obligations and related interest, lease payments for real estate, machinery, vehicles and other equipment, and expenditures for capital assets, other investments and other general business purposes. Our primary sources of liquidity are cash we receive as payment for the products we produce and sell, as well as our credit facilities.

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

Based on the following, we believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months:

•

As of May 3, 2009, our liquidity position exceeded $1.1 billion, comprised of $1,021.2 million of availability under our U.S. Credit Facility, $119.0 million in cash and cash equivalents and $32.9 million of availability under international credit lines.

•

We generated $269.9 million of net cash flows from operating activities in fiscal 2009, despite net payments of $56.0 million to our commodities brokers to fund margin requirements primarily related to long grain positions.

•

Future cash flows from operations should benefit from a significant decline in the prices we pay for grain since the prior year, as well as improved operating efficiencies and plant utilization as a result of the Restructuring Plan.

•

Our focus has shifted from acquisitions and capital spending to integration and debt reduction. Capital expenditures in fiscal 2009 were 62% lower than the prior year. We expect a similar level of capital spending in fiscal 2010.

Sources of Liquidity

We have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, acquisitions, integration costs, debt retirement and other capital requirements.

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

Credit Facilities

	May 3, 2009
Facility	Capacity	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
U.S. Credit Facility	$1,300.0	$169.3	$109.5	$1,021.2
Euro Credit Facility	330.3	—	330.3	—
Other international facilities	80.1	—	47.2	32.9

Total credit facilities	$1,710.4	$169.3	$487.0	$1,054.1

U.S. Credit Facility. In August 2005 (fiscal 2006), we entered into a $1.0 billion secured revolving credit agreement (the U.S. Credit Facility) that replaced our then existing $900 million credit facility. We may draw down funds as a revolving loan or a swingline loan and obtain letters of credit. The proceeds of any borrowings under the U.S. Credit Facility may be used to finance working capital needs and for other general corporate purposes. The U.S. Credit Facility matures in August 2010 (fiscal 2011).

In August 2006 (fiscal 2007), November 2007 (fiscal 2008) and June 2008 (fiscal 2009), we exercised our option to increase the amount committed under the U.S. Credit Facility by $200.0 million, $75.0 million and $25.0 million, respectively, resulting in $1.3 billion of available borrowings. The amount committed under the U.S. Credit Facility may be increased up to $1.35 billion at our request under certain conditions.

Euro Credit Facility. In August 2006 (fiscal 2007), we entered into a €300.0 million secured revolving credit facility (the Euro Credit Facility) through one of our European subsidiaries. The proceeds of any borrowings under the Euro Credit Facility may be used for general corporate purposes. The Euro Credit Facility is secured by our shares of CFG stock and all of the share capital of certain of our Romanian and Polish subsidiaries, as well as certain accounts receivable and inventory of certain of our other Romanian and Polish subsidiaries. In addition, we and three of our European subsidiaries have unconditionally guaranteed the obligations, including payment obligations, under the Euro Credit Facility. As of May 3, 2009, approximately €249 million was outstanding under the Euro Credit Facility. In August 2009 (fiscal 2010), the commitments under the Euro Credit Facility will be reduced from €300 million to €252 million, at which time any outstanding loans in excess of such amount will be required to be repaid. The balance of the facility will mature in August 2010 (fiscal 2011).

Average borrowings under credit facilities and credit lines were $936.4 million, $1,320.2 million and $945.7 million at average interest rates of 4.5%, 5.3% and 5.8% during fiscal 2009, 2008 and 2007, respectively. Maximum borrowings were $1,490.9 million, $1,722.4 million and $1,608.5 million in fiscal 2009, 2008 and 2007, respectively. The average interest rate on amounts outstanding as of May 3, 2009 was 4.8%.

In addition to these credit facilities, we enter into short-term uncommitted credit lines from time to time as an ordinary course of financing activity. As of May 3, 2009, we had no short-term uncommitted credit lines outstanding.

Securities

We have a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for repayment of existing debt or general corporate purposes.

Cash Flows

Operating Activities

	Fiscal Years
	2009	2008	2007
	(in millions)
Net cash flows from operating activities	$269.9	$9.6	$187.0

Worldwide demand for grains drives our cash requirements both in our domestic and international hog production operations. We have historically generated positive cash flows from operating activities. However, recent economic conditions have pressured margins, operating profits and cash from operations. Our swine inventories are turned about 2.5 to 3.0 times per year and the inventory costs are directly related to movements in grain prices. The recent spike in the grain markets to record high price levels has significantly and adversely impacted cash flow in all our swine operations around the world. For example, our domestic raising costs for fiscal 2009 were $62 per hundredweight compared to $50 per hundredweight for fiscal 2008 and $43 per hundredweight for fiscal 2007. We believe these increases, at least in part, can be traced directly back to the United States’ ‘corn to ethanol’ policy. While we cannot determine precisely the exact impact of this policy, we think that the impact on corn prices has been substantial and will continue to influence cash requirements in our hog production operations.

While grain prices reached record high levels in fiscal 2009, we have seen a sharp decline over the past several months. We expect that cash requirements for grain purchases will be substantially lower in fiscal 2010 based on current market prices.

The following items explain the significant changes in cash flows from operating activities over the past three fiscal years:

2009 vs. 2008

•	Cash received from customers increased substantially as a result of higher sale volumes and selling prices.

•	Cash paid for grains and fuel increased as a result of higher commodity prices.

•	Cash paid for the settlement of derivative contracts and for margin requirements was $56.0 million in fiscal 2009 compared to cash received of $188.7 million in fiscal 2008.

•	The liquidation of company-owned cattle inventories resulted in approximately $33 million of net cash proceeds.

2008 vs. 2007

•	Inventories increased significantly primarily due to higher feed costs in the Hog Production segment and higher slaughter levels in the Pork segment.

•	Inventories also increased due to an improvement in livability in our east coast hog production operations resulting from the use of vaccines used to combat circovirus.

•	We experienced a decline in net income of $37.9 million.

Investing Activities

	Fiscal Years
	2009	2008	2007
	(in millions)
Dispositions	$587.0	$—	$28.2
Capital expenditures	(174.5)	(460.2)	(460.5)
Dividends received	56.5	—	—
Investments in partnerships	(31.7)	(6.6)	(69.5)
Proceeds from sale of property, plant and equipment	21.4	24.7	4.8
Business acquisitions, net of cash acquired	(17.4)	(41.8)	(238.7)

Net cash flows from investing activities	$441.3	$(483.9)	$(735.7)

The following items explain the significant investing activities for each of the past three fiscal years:

2009

•	We received $575.5 million for the sale of Smithfield Beef and $11.5 million for the sale of SBE. The proceeds were used to pay down our U.S. Credit Facility and other long-term debt.

•	Capital expenditures primarily related to plant and hog farm improvement projects. Capital spending was reduced in fiscal 2009 due to our focus on driving efficiencies and debt reduction.

•	We received dividends of $56.5 million from the liquidation of Cattleco.

2008

•	Capital expenditures primarily related to Romanian farm expansion, information systems, existing facility upgrades and packaged meats expansion.

•	We paid $40.0 million in cash as part of the purchase price for the acquisition of PSF.

2007

•	Capital expenditures related mainly to packaged meats expansion, plant improvement projects and additional hog production facilities.

•	We paid $226.3 million to acquire Armour-Eckrich.

•	We contributed €50.0 million (at the time approximately $63.1 million) in cash in connection with the formation of the Groupe Smithfield joint venture.

•	We received $28.2 million for the sale of Quik-to-Fix.

Financing Activities

	Fiscal Years
	2009	2008	2007
	(in millions)
Net repayments on revolving credit facilities and notes payables	$(962.5)	$378.0	$732.3
Proceeds from the issuance of long-term debt	600.0	505.6	5.4
Principal payments on long-term debt and capital lease obligations	(270.4)	(404.7)	(239.2)
Proceeds from the issuance of common stock and stock option exercises	122.3	4.2	15.3
Repurchases of debt	(86.2)	—	—
Purchase of call options	(88.2)	—	—
Proceeds from the sale of warrants	36.7	—	—
Debt issuance and amendment costs	(25.2)	(5.8)	—

Net cash flows from financing activities	$(673.5)	$477.3	$513.8

The following items explain the significant financing activities for each of the past three fiscal years:

2009

•

In July 2008, we issued $400.0 million aggregate principal amount of 4% convertible senior notes due June 30, 2013 in a registered offering (the Convertible Notes). The Convertible Notes are payable with cash and, at certain times, are convertible into shares of our common stock based on an initial conversion rate, subject to adjustment, of 44.082 shares per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of approximately $22.68 per share). Upon conversion, a holder will receive cash up to the principal amount of the Convertible Notes and shares of our common stock for the remainder, if any, of the conversion obligation.

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

We incurred fees and expenses associated with the issuance of the Convertible Notes totaling $11.4 million, which were capitalized and will be amortized to interest expense over the life of the Convertible Notes. The net proceeds of $337.1 million from the issuance of the Convertible Notes and the Call Spread Transactions were used to retire short-term uncommitted credit lines and to reduce amounts outstanding under the U.S. Credit Facility.

•

In July 2008, we issued a total of 7,000,000 shares of our common stock to Starbase International Limited, a company registered in the British Virgin Islands which is a subsidiary of COFCO (Hong Kong) Limited (COFCO). The shares were issued at a purchase price of $17.45 per share. The proceeds from the issuance of these shares were used to reduce amounts outstanding under the U.S. Credit Facility.

•

In August 2008, we entered into a three-year $200.0 million term loan with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank) maturing on August 29, 2011. The term loan had an initial interest rate of 6.83% and has since been adjusted to 7.83% to correlate to the recent increase in interest rate spreads under the U.S. Credit Facility. Both the initial and adjusted interest rates give effect to an interest rate swap associated with the term loan (see “Debt Covenants” below). The term loan replaced $150.0 million of debt under short-term uncommitted facilities with Rabobank.

•

During the third quarter of fiscal 2009, we redeemed a total of $93.7 million principal amount of our 8% senior unsecured notes due in October 2009 for $86.2 million and recorded a gain of $7.5 million in other income.

•

In June 2008, we entered into a $200.0 million unsecured committed credit facility with JP Morgan Chase Bank and Goldman Sachs Credit Partners L.P., intended to help bridge our working capital needs through the time of the closing of the sale of Smithfield Beef in the event we were unable to issue the Convertible Notes. We only borrowed $50.0 million under this credit facility as it replaced an existing and fully drawn $50.0 million line. We repaid the $50.0 million in June 2008 and terminated this credit facility in July 2008.

2008

•

In June 2007, we issued $500.0 million of 7.75% senior unsecured notes that mature in 2017. We used the proceeds from this issuance to repay existing indebtedness, principally on our U.S. Credit Facility.

•	We used available funds under the U.S. Credit Facility to redeem $125.4 million of debt assumed in the PSF acquisition.

•

In February 2008, we obtained one year uncommitted credit lines totaling $200.0 million from three of our existing bank lenders and drew down $100.0 million from one of the credit lines. We used the borrowings to pay down the U.S. Credit Facility. We subsequently redeemed certain senior subordinated notes in the amount of $182.1 million that came due in February 2008 using borrowings under the U.S. Credit Facility. In April 2008, we increased the uncommitted credit lines to $250.0 million, borrowed an additional $50.0 million under one of the credit lines and used the additional funds to pay down the U.S. Credit Facility.

2007

•

In October 2006, we borrowed $125.0 million under a short term uncommitted line of credit with JPMorgan Chase Bank, N.A. and $125.0 million under a short-term uncommitted line of credit with Citibank, N.A. (collectively, the Fiscal 2007 Short-term Credit Agreements). We used the aggregate $250.0 million borrowed under the Fiscal 2007 Short-term Credit Agreements to pay down borrowings under our U.S. Credit Facility. We repaid the aggregate $250.0 million borrowed under the Fiscal 2007 Short-term Credit Agreements in December 2006 (fiscal 2007) using availability under the U.S. Credit Facility. The Fiscal 2007 Short-term Credit Agreements expired on June 28, 2007 (fiscal 2008).

•

In connection with the increase in the amount committed under the U.S. Credit Facility, we elected to prepay $17.5 million of variable interest senior notes which would have matured in fiscal 2011 and we repaid, at maturity, $101.5 million of senior notes.

Capitalization

	May 3, 2009	April 27, 2008
	(in millions)
7.00% senior unsecured notes, due August 2011	$600.0	$600.0
7.75% senior unsecured notes, due July 2017	500.0	500.0
4.00% senior unsecured Convertible Notes, due June 2013	400.0	—
7.75% senior unsecured notes, due May 2013	350.0	350.0
Euro Credit Facility, expiring August 2010	330.3	467.9
8.00% senior unsecured notes, due October 2009	206.3	300.0
7.83% term loan, due August 2011	200.0	—
U.S. Credit Facility, expiring August 2010	109.5	925.0
8.44% senior secured note, payable through October 2009	30.0	35.0
7.89% senior secured notes, payable through October 2009	5.0	15.0
Various, interest rates from 0.00% to 16.49%, due September 2009 through May 2043	229.5	509.4
Fair-value derivative instrument adjustment	0.6	0.7
Unamortized debt premium	4.1	5.8

Total debt	2,965.3	3,708.8
Current portion	(319.4)	(237.6)

Total long-term debt	$2,645.9	$3,471.2

Total shareholders’ equity	$2,561.4	$3,048.2

Credit Ratings

In June 2008 (fiscal 2009), Standard & Poor’s Rating Services (S&P) downgraded our ‘BB+’ credit rating to ‘BB-’. Based on amounts outstanding as of May 3, 2009, the annual pretax impact to earnings of this downgrade by S&P can be expected to be $0.8 million, all of which will be related to increased interest expense. In

December 2008 (fiscal 2009), S&P further downgraded our ‘BB-’ credit rating to ‘B.’ Based on amounts outstanding as of May 3, 2009, the annual pretax impact to earnings of this downgrade by S&P can be expected to be $1.7 million, all of which will be related to increased interest expense.

In October 2008 (fiscal 2009), Moody’s Investor Services (Moody’s) downgraded our ‘Ba2’ credit rating to ‘B1’. Based on amounts outstanding as of May 3, 2009, the annual pretax impact to earnings of this downgrade by Moody’s can be expected to be $1.7 million, all of which will be related to increased interest expense.

Our credit rating is currently on negative watch by S&P and Moody’s. A further downgrade by either S&P or Moody’s would increase the interest rate on the Euro Credit Facility by 0.25%. A downgrade by both agencies would increase the interest rate on the Euro Credit Facility by .50%. Based on amounts outstanding as of May 3, 2009, the annual pre-tax impact to earnings from a one level downgrade by either S&P or Moody’s would be $.8 million, and a one-level downgrade by both rating agencies would be $1.7 million. A further downgrade by either S&P or Moody’s, or both, would not impact the interest rate on the U.S. Credit Facility.

Debt Covenants and the Incurrence Test

Our various debt agreements contain financial covenants that require the maintenance of certain levels of ratios for working capital, net worth, fixed charges, leverage, interest coverage and capital expenditures. These financial covenants limit additional borrowings, the acquisition, disposition and leasing of assets and payments of dividends to shareholders, among other restrictions.

Our senior unsecured notes preclude us from incurring certain additional indebtedness when our interest coverage ratio is less than 2.0 to 1.0 (the Incurrence Test). The ratio is calculated differently from similar ratios under the U.S. Credit Facility and Euro Credit Facility. As of May 3, 2009, we did not meet the Incurrence Test. Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the third quarter of fiscal 2010 at the earliest. The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test is not a default. In addition to precluding us from incurring certain additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from refinancing or increasing our borrowings under the U.S. Credit Facility or the Euro Credit Facility, or from refinancing certain other existing indebtedness, including our senior unsecured notes maturing in October 2009 ($206.3 million outstanding as of May 3, 2009) and our senior secured notes also maturing in October 2009 ($35.0 million outstanding as of May 3, 2009). Therefore, we do not expect the limitations resulting from our failure to meet the Incurrence Test to have a material adverse effect on our business or liquidity. We have no current plans, during the period in which we do not expect to meet the Incurrence Test, to incur indebtedness beyond that which we are permitted to incur, nor to engage in any of the other restricted activities.

During the first quarter of fiscal 2009, we amended the interest coverage ratio minimum from 3.0 to 1 to 2.0 to 1 until the end of fiscal 2009 under the U.S. Credit Facility and the Euro Credit Facility.

In January 2009 (fiscal 2009) and February 2009 (fiscal 2009), we further amended the interest coverage ratio under each of the U.S. Credit Facility and the Euro Credit Facility, respectively, as follows: 1.6 to 1 for the third quarter of fiscal 2009; 1.2 to 1 for the fourth quarter of fiscal 2009; 1.35 to 1 for the first and second quarters of fiscal 2010; and 2.0 to 1 for the third quarter of fiscal 2010. Pursuant to the original terms of the U.S. Credit Facility and the Euro Credit Facility, the ratio will return to 3.0 to 1 for the fourth quarter of fiscal 2010 and thereafter.

In addition to the amended interest coverage ratio, the amendment entered into in January 2009 (fiscal 2009) for the U.S. Credit Facility included the following provisions:

•

A revision of the inventory and receivables ratio coverage covenant to require a ratio of (i) the sum of 65% of the aggregate amount of inventory plus 85% of the aggregate amount of accounts receivable to (ii) the revolving credit exposure under the U.S. Credit Facility and any pari passu debt, to be at or above 1.3 to 1;

•	An increase in the applicable borrowing spreads for loans and letters of credit from a rating-based grid of 1.125% to a flat 3.50%. Commitment fees were also increased from .20% to .50%;

•	An elimination of the ability to borrow based on the offered rate for overnight federal funds; and

•

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

In addition to the amended interest coverage ratio, the amendment entered into in February 2009 (fiscal 2009) for the Euro Credit Facility included the following provisions:

•	A revision of the asset coverage ratio to require a ratio of certain of our assets to the aggregate outstanding loans under the Euro Credit Facility to be at or above 1.75 to 1;

•	The pledge of additional shares of Campofrío not previously securing the Euro Credit Facility;

•	The pledge of certain accounts receivable and inventory of certain of our Romanian and Polish subsidiaries;

•	An increase in the applicable borrowing spreads for loans from a rating-based grid of 1.225% to a rating-based grid of 4.00%. Commitment fees were also increased from .6125% to .75%; and

•

A borrowing base that will limit borrowings as a function of the assigned values of the pledged Campofrío shares and accounts receivable and inventory of certain of our Romanian and Polish subsidiaries.

As a result of the amendments to the U.S. Credit Facility and Euro Credit Facility in January 2009 (fiscal 2009) and February 2009 (fiscal 2009), respectively, we expect annual interest expense to increase by approximately $20 million to $25 million. We incurred fees and expenses associated with the two amendments totaling approximately $12.0 million, which were capitalized and will be amortized to interest expense over the remaining term of these facilities.

For our senior secured notes totaling $35.0 million outstanding as of May 3, 2009, we have received amendments of certain covenants. As of May 3, 2009, we were in compliance with all financial covenants under our senior secured notes, the U.S. Credit Facility and the Euro Credit Facility. Subsequent to our fiscal year-end, we determined that we previously and unintentionally breached a non-financial covenant under our senior unsecured notes relating to certain foreign subsidiaries’ indebtedness. We immediately cured this minor breach by either amending the subsidiaries’ debt agreements or extinguishing the subsidiaries’ indebtedness, and, as a result, no event of default occurred under our senior unsecured notes or any other facilities. We do not anticipate being in violation of any covenants in fiscal 2010.

Fiscal 2010 Activities

As noted above, we have strengthened our liquidity position during fiscal 2009 primarily from the sale of assets and the issuance of additional debt and equity securities. In addition, we believe our liquidity position will continue to strengthen from cash flows provided by operating activities, barring any significant adverse long-term effects on our sales resulting from the perceived risk of A(H1N1) influenza in our products. However, we have a significant amount of debt coming due over the next several years and we are taking additional steps to provide the necessary long-term liquidity to meet our operating needs and to meet our existing obligations as they come due.

We are currently evaluating a range of financing alternatives. These include, but are not limited to, the replacement of our U.S. Credit Facility, which fully matures in August 2010 (fiscal 2011), with an asset backed revolving credit facility and the issuance of other debt financing. We believe it is in our best interest to engage in refinancings that will reduce our short-term debt exposure. We have engaged investment bankers to assist us in that regard. Additionally, we intend to refinance the Euro Credit Facility, which matures in August 2010 (fiscal 2011).

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

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $92.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $71.5 million was outstanding as of May 3, 2009, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the U.S. Credit Facility. In addition, we continue to guarantee $17.9 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expire through August 2021.

Additional Matters Affecting Liquidity

Capital Projects

As of May 3, 2009, we had total estimated remaining capital expenditures of $84 million on approved projects, including $50 million related to the Restructuring Plan. These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities. Total capital expenditures are expected to remain below depreciation in fiscal 2010.

Group Pens

In January 2007 (fiscal 2007), we announced a ten-year program to phase out individual gestation stalls at our sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $300.0 million. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. We do not expect that the switch to penning systems at sow farms will have a material adverse effect on our operations. As a result of current economic conditions in hog production, this program is being implemented as cash flow permits. See “Item 1. Business—Animal Welfare Program” for further details regarding this program.

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Derivative Financial Instruments” below. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During fiscal 2009, margin deposits posted by us ranged from $7.0 million to $272.3 million. The average daily amount on deposit with brokers during fiscal 2009 was $99.4 million. As of May 3, 2009, the net amount on deposit with brokers was $18.9 million.

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

Pension Plan Funding

We contributed $53.8 million to our pension plans in fiscal 2009. As a result of the economic downturn and related declines in the market value of our pension plan assets, the funded status of our pension plans decreased substantially. As a result, our expected funding requirement in fiscal 2010 is $76.3 million.

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

Contractual Obligations and Commercial Commitments

The following table provides information about our contractual obligations and commercial commitments as of May 3, 2009.

	Payments Due By Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in millions)
Total debt	$2,965.3	$319.4	$1,325.2	$777.2	$543.5
Interest	732.3	178.4	266.5	147.0	140.4
Notes payable	17.5	17.5	—	—	—
Capital lease obligations, including interest	6.4	1.6	1.9	1.2	1.7
Operating leases	221.9	48.4	68.8	47.1	57.6
Capital expenditure commitments	29.3	29.3	—	—	—
Purchase obligations:
Hog procurement(1)	3,463.4	935.7	1,165.9	911.4	450.4
Contract hog growers(2)	1,460.5	398.7	443.6	254.9	363.3
Other(3)	693.2	285.4	75.4	74.3	258.1

Total	$9,589.8	$2,214.4	$3,347.3	$2,213.1	$1,815.0

(1)

Through the Pork and International segments, we have purchase agreements with certain hog producers. Some of these arrangements obligate us to purchase all of the hogs produced by these producers. Other arrangements obligate us to purchase a fixed amount of hogs.

Due to the uncertainty of the number of hogs that we are obligated to purchase and the uncertainty of market prices at the time of hog purchases, we have estimated our obligations under these arrangements. For payments within the next fiscal year, the average purchase price estimated is based on available futures contract prices and internal projections adjusted for historical quality premiums. For payments beyond fiscal 2010, we estimated the market price of hogs based on the ten-year average of $0.44 per pound.

(2)

Through the Hog Production segment, we use independent farmers and their facilities to raise hogs produced from our breeding stock. Under multi-year contracts, the farmers provide the initial facility investment, labor and front line management in exchange for a performance-based service fee payable upon delivery. We are obligated to pay this service fee for all hogs delivered. We have estimated our obligation based on expected hogs delivered from these farmers.

(3)

Includes fixed price forward grain purchase contracts totaling $116.0 million. Also includes unpriced forward grain purchase contracts which, if valued as of May 3, 2009 market prices, would be $88.7 million. These forward grain contracts are accounted for as normal purchases as defined by SFAS 133. As a result, they are not recorded in the balance sheet. In addition, these amounts include $300.0 million, allocated at $25.0 million per year for the next twelve years, which represents our current estimated cost for our transition to group pens from gestation stalls. See “Additional Matters Affecting Liquidity—Group Pens” above for further information regarding the status and timing of this transition.

Financial Position

Our balance sheet as of May 3, 2009, as compared to April 27, 2008, was impacted by the following significant changes:

•	Assets and liabilities of discontinued operations held for sale decreased $656.5 million and $138.4 million, respectively, due to the sale of Smithfield Beef and SBE.

•

Inventories decreased $382.3 million mainly due to (i) a decrease in live hog inventories of $144.0 million primarily due to sow herd liquidation and its effect on the number of animals being raised, as well as lower feed costs in the animals; (ii) the liquidation of live cattle inventories of $117.3 million; and (iii) the effects of foreign currency translation of approximately $77.9 million.

•

Net property, plant and equipment decreased $407.0 million mainly due to (i) additional depreciation of $264.0 million; (ii) the effects of foreign currency translation of $219.4 million; and (iii) asset write-downs of $70.9 million, primarily related to the Restructuring Plan; partially offset by $174.5 million of capital expenditures.

•

Total debt, including notes payable and capital lease obligations, decreased $895.2 million mainly due to (i) net repayments on revolving credit facilities and notes payable of $962.5 million; (ii) principal payments on long-term debt and capital leases of $270.4 million; (iii) the effects of foreign currency translation of approximately $175.1 million; and (iv) short-term debt repurchases of $86.2 million; partially offset by new borrowings of $600.0 million.

•

Accumulated other comprehensive income decreased $453.9 million due to (i) the effects of foreign currency translation of $260.0 million; (ii) actuarial losses on pension and other postretirement benefit plans, net of related amortization and tax, of $121.9 million; and (iii) losses on derivative instruments designated in cash flow hedging relationships, net of tax, of $72.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

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

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). SFAS 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value. For derivatives that qualify and have been designated as cash flow or fair value hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method). Under SFAS 133, we may elect either method of accounting for our derivative portfolio, assuming all the necessary requirements are met. We have in the past, and will in the future, avail ourselves of either acceptable method. We believe all of our derivative instruments represent economic hedges against changes in prices and rates, regardless of their designation for accounting purposes.

When available, we use quoted market prices to determine the fair value of our derivative instruments. This may include exchange prices, quotes obtained from brokers, or independent valuations from external sources, such as banks. In some cases where market prices are not available, we make use of observable market based inputs to calculate fair value.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments in the consolidated balance sheets(1).

	May 3, 2009	April 27, 2008
	(in millions)
Livestock	$15.6	$(26.5)
Grains	(13.3)	(5.6)
Energy	(13.0)	4.8
Interest rates	(9.7)	(2.0)
Foreign currency	(12.9)	(0.3)

(1)	Negative amounts represent net liabilities

Sensitivity Analysis

The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of May 3, 2009.

	May 3, 2009	April 27, 2008
	(in millions)
Livestock	$12.6	$160.7
Grains	17.1	24.7
Energy	2.0	2.9
Interest rates	0.5	2.0
Foreign currency	15.7	1.3

The significant decrease in the sensitivity of the fair value of our livestock contracts to a hypothetical 10% change in market prices was due to significantly fewer open livestock contracts as of May 3, 2009 compared to April 27, 2008.

Commodities Risk

Our meat processing and hog production operations use various raw materials, mainly corn, lean hogs, live cattle, pork bellies, soybeans and wheat, which are actively traded on commodity exchanges. We hedge these commodities when we determine conditions are appropriate to mitigate the inherent price risks. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. Commodities underlying our derivative instruments are subject to significant price fluctuations. Any requirement to mark-to-market the positions that have not been designated or do not qualify for hedge accounting under SFAS 133 could result in volatility in our results of operations. We attempt to closely match the hedging instrument terms with the hedged item’s terms. Gains and losses resulting from our commodity derivative contracts are recorded in cost of sales and are offset by increases and decreases in cash prices in our core business (with such increases and decreases also reflected in cost of sales). For example, in a period of rising grain prices, gains resulting from long grain derivative positions would generally be offset by higher cash prices paid to farmers and other suppliers in spot markets. However, under the “mark-to-market” method described above, these offsetting changes do not always occur in the same period, with lag times of as much as twelve months.

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

Interest Rate and Foreign Currency Exchange Risk

We enter into interest rate swaps to hedge our exposure to changes in interest rates on certain financial instruments and to manage the overall mix of fixed rate and floating rate debt instruments. We also periodically enter into foreign exchange forward contracts to hedge exposure to changes in foreign currency rates on foreign denominated assets and liabilities as well as forecasted transactions denominated in foreign currencies.

The following tables present the effects on our consolidated financial statements from our derivative instruments and related hedged items:

Derivatives in SFAS 133 Fair Value Hedging Relationships	Gain (Loss) Recognized in Earnings on Derivative		Gain (Loss) Recognized in Earnings on Related Hedged Item
	2009	2008	2009	2008
	(in millions)		(in millions)
Commodity contracts	$5.5	$4.3	$(6.7)	$(4.3)
Interest rate contracts	0.7	(3.0)	(0.7)	3.0

Total	$6.2	$1.3	$(7.4)	$(1.3)

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)		Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	2009	2008	2009	2008	2009	2008
	(in millions)		(in millions)		(in millions)
Commodity contracts	$(201.5)	$—	$(112.5)	$(29.3)	$(4.6)	$—
Interest rate contracts	(12.6)	—	(2.3)	—	—	—
Foreign exchange contracts	(37.5)	(1.4)	(21.7)	(2.6)	—	—

Total	$(251.6)	$(1.4)	$(136.5)	$(31.9)	$(4.6)	$—

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Fiscal Years
	2009	2008
	(in millions)
Commodity contracts	$104.0	$236.2
Interest rate contracts	2.3	(7.8)
Foreign exchange contracts	(3.1)	(0.2)

Total	$103.2	$228.2

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our experience and our understanding of the current facts and circumstances. Actual results could differ from those estimates. The following is a summary of certain accounting policies and estimates we consider critical. Our accounting policies are more fully discussed in Note 1 in “Item 8. Financial Statements and Supplementary Data.”

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

We use an independent third-party actuary to assist in the determination of certain of our self-insurance liabilities. We and the actuary consider a number of factors when estimating our self-insurance liability, including claims experience, demographic factors, severity factors and other actuarial assumptions.

We periodically review our estimates and assumptions with our third-party actuary to assist us in determining the adequacy of our self-insurance liability.

Our self-insurance liabilities contain uncertainties due to assumptions required and judgment used.

Costs to settle our obligations, including legal and healthcare costs, could increase or decrease causing estimates of our self-insurance liabilities to change.

Incident rates, including frequency and severity, could increase or decrease causing estimates in our self-insurance liabilities to change.

We have not made any material changes in the accounting methodology used to establish our self-insurance liabilities during the past three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% increase in the estimates as of May 3, 2009, would result in an increase in the amount we recorded for our self-insurance liabilities of approximately $10.0 million.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset or a change in its physical condition.

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

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments of long-lived assets. However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to future impairment losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

flows. An impairment is recorded if the estimated future cash flows are less than the carrying value of the asset. The impairment is the excess of the carrying value over the fair value of the long-lived asset.

We recorded impairment charges related to long-lived assets of $70.9 million, $11.8 million and $7.1 million in fiscal 2009, 2008, and 2007, respectively.

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

The selection of multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends and prospects, and industry, market and economic conditions.

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

We experienced significant losses in our hog production operations in fiscal 2009 resulting primarily from record high grain prices. The fair value estimates of our Hog Production reporting units assume normalized operating margin assumptions and improved operating efficiencies based on long-term expectations and margins historically realized in the hog production industry.

We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill and other intangible assets during the last three years.

As of May 3, 2009, we had $820.0 million of goodwill and $392.2 million of other intangible assets. Our goodwill is included in the following segments:

•      $217.6 million—Pork

•      $123.3 million—International

•      $459.6 million—HP

•      $19.5 million—Other

As a result of the first step of the 2009 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. A hypothetical 10% decrease in the estimated fair value of our reporting units would not result in a material impairment.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and fair value of other intangible assets, it is possible a material change could occur. For example, a prolonged spike in grain prices or significant perceived or actual health risks

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit).

For our other intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other intangible assets. However, we could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a decline in market capitalization. For example, in fiscal 2009, we performed an interim test of the carrying amount of goodwill related to our U.S. hog production operations due to significant losses recently incurred in our hog production operations, the deteriorating macro-economic environment, the continued market volatility and the decrease in our market capitalization.

The fair values of trademarks have been calculated using a royalty rate method. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are licensed in the marketplace.

Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.

associated with our products could have a significant adverse effect on our sales and operating margins. If our actual results are not consistent with our estimates and assumptions used to calculate the fair value of the reporting units, we may be required to perform the second step which could result in a material impairment of our goodwill.

Beginning in the latter part of the first quarter of fiscal 2009 and continuing into June 2009, our market capitalization was below book value. While we considered the market capitalization decline in our evaluation of fair value of goodwill, we determined it did not impact the overall goodwill impairment analysis as we believe the decline to be primarily attributed to the view by market participants of our risk of credit default, the current status of the hog production cycle, and overall negative market conditions as a result of the credit crisis and the ongoing recession. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions.

Our fiscal 2009 other intangible asset impairment analysis did not result in an impairment charge. A hypothetical 10% decrease in the estimated fair value of our intangible assets would not result in a material impairment.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. This analysis is performed in accordance with the requirements of FIN 48, which we adopted at the beginning of fiscal 2008.

Our calculations related to income taxes contain uncertainties due to judgment used to calculate tax liabilities in the application of complex tax regulations across the tax jurisdictions where we operate.

Our analysis of unrecognized tax benefits contain uncertainties based on judgment used to apply the more likely than not recognition and measurement thresholds of FIN 48.

ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

To the extent we prevail in matters for which FIN 48 liabilities have been established, or are required to pay amounts in excess of our recorded liabilities, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement may require use of our cash and result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement could be recognized as a reduction in our effective tax rate in the period of resolution.

Pension Accounting

We provide the majority of our U.S. employees with pension benefits. We account for our pension plans in accordance with SFAS 158, which requires us to recognize the funded status of our pension plans in our consolidated balance sheets and to recognize, as a component of other comprehensive income (loss), the gains or losses and prior service costs or credits that arise during the period, but are not recognized in net periodic benefit cost.

We use an independent third-party actuary to assist in the determination of our pension obligation and related costs.

Our pension plan funding policy is to contribute the minimum amount required under government regulations. We funded $53.8

The measurement of our pension obligation and costs is dependent on a variety of assumptions regarding future events. The key assumptions we use include discount rates, salary growth, retirement ages/mortality rates and the expected return on plan assets.

These assumptions may have an effect on the amount and timing of future contributions. The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match our expected benefit payment stream. The salary growth assumption reflects our long-term actual experience, the near-term outlook and assumed inflation. Retirement and mortality rates are

If actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. For example, we experienced a significant decline in the value of our pension plan assets during fiscal 2009, which is the primary cause for an increased expected net pension cost of $67.3 million in fiscal 2010.

A 0.50% decrease in the discount rate would have caused a decrease in funded status of $56.0 million as of May 3, 2009, and would result in additional net pension cost of $4.8 million in fiscal 2010.

A 0.50% decrease in expected return on plan assets would result in a $3.0 million increase in net

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
million, $47.8 million and $38.1 million to our pension plans during fiscal 2009, 2008 and 2007, respectively. We expect to fund at least $76.3 million in fiscal 2010.

based primarily on actual plan experience. The expected return on plan assets reflects asset allocations, investment strategy and historical returns of the asset categories. The effects of actual results differing from these assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

The following weighted average assumptions were used to determine our benefit obligation and net benefit cost for fiscal 2009:

•      6.90%—Discount rate to determine net benefit cost

•      8.25%—Discount rate to determine pension benefit obligation

•      8.25%—Expected return on plan assets

•      4.00%—Salary growth

pension cost in fiscal 2010. In addition, a significant devaluation of plan assets would cause a significant increase in pension plan funding. For example, our expected funding for fiscal 2010 is $22.5 million higher than the amount funded in fiscal 2009, primarily due to a substantial devaluation of pension plan assets in fiscal 2009.

Derivatives Accounting

See “Derivative Financial Instruments” above for a discussion of our derivative accounting policy.

Recent Accounting Pronouncements

See Note 1 in “Item 8. Financial Statements and Supplementary Data” for information about recently issued accounting standards not yet adopted by us, including their potential effects on our financial statements.

FORWARD-LOOKING INFORMATION

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, changes in our credit ratings, access to capital, the investment performance of our pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and dispositions and successfully integrate newly acquired businesses into existing operations, our ability to effectively restructure portions of our operations and achieve cost savings from such restructurings and other risks and uncertainties described under “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Smithfield Foods, Inc.

We have audited Smithfield Foods, Inc. and subsidiaries’ internal control over financial reporting as of May 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smithfield Foods, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Smithfield Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of May 3, 2009 and April 27, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended May 3, 2009 and our report dated June 22, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

June 22, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Smithfield Foods, Inc.

We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of May 3, 2009 and April 27, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithfield Foods, Inc. and subsidiaries at May 3, 2009 and April 27, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain income tax positions in 2008 and its methods for accounting for defined benefit pension and other postretirement plans in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Smithfield Foods, Inc. and subsidiaries’ internal control over financial reporting as of May 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 22, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

June 22, 2009

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Fiscal Years
	2009	2008	2007
Sales	$12,487.7	$11,351.2	$9,359.3
Cost of sales	11,855.3	10,196.6	8,292.8

Gross profit	632.4	1,154.6	1,066.5
Selling, general and administrative expenses	798.4	813.6	686.0
Equity in (income) loss of affiliates	50.1	(62.0)	(48.2)
Minority interests	7.8	6.2	6.0

Operating profit (loss)	(223.9)	396.8	422.7
Interest expense	209.1	184.8	133.6
Other income	(63.5)	—	—

Income (loss) from continuing operations before income taxes	(369.5)	212.0	289.1
Income tax expense (benefit)	(126.7)	72.8	77.2

Income (loss) from continuing operations	(242.8)	139.2	211.9
Income (loss) from discontinued operations, net of tax of $44.3, $(2.4) and $(25.4)	52.5	(10.3)	(45.1)

Net income (loss)	$(190.3)	$128.9	$166.8

Income (loss) per common share:
Basic:
Continuing operations	$(1.72)	$1.04	$1.90
Discontinued operations	.37	(.08)	(.41)

Net income (loss) per basic common share	$(1.35)	$.96	$1.49

Diluted:
Continuing operations	$(1.72)	$1.04	$1.89
Discontinued operations	.37	(.08)	(.40)

Net income (loss) per diluted common share	$(1.35)	$.96	$1.49

Weighted average shares:
Weighted average basic shares	141.1	133.9	111.7
Effect of dilutive stock options	—	0.3	0.2

Weighted average diluted shares	141.1	134.2	111.9

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	May 3, 2009	April 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$119.0	$57.3
Accounts receivable, net of allowances of $9.9 and $8.1	595.2	738.1
Inventories	1,896.1	2,278.4
Prepaid expenses	37.5	94.0
Other current assets	136.7	25.7
Assets of discontinued operations held for sale	—	656.5

Total current assets	2,784.5	3,850.0

Property, plant and equipment, net	2,443.0	2,850.0

Goodwill	820.0	864.6
Investments	601.6	694.6
Intangible assets, net	392.2	396.5
Other assets	161.2	212.2

Total assets	$7,202.5	$8,867.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$17.5	$169.3
Current portion of long-term debt and capital lease obligations	320.8	239.7
Accounts payable	390.2	523.4
Accrued expenses and other current liabilities	558.3	563.9
Liabilities of discontinued operations held for sale	—	138.4

Total current liabilities	1,286.8	1,634.7

Long-term debt and capital lease obligations	2,649.9	3,474.4
Other liabilities	686.2	693.7
Minority interests	18.2	16.9

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 143,576,842 and 134,398,175 issued and outstanding	71.8	67.2
Additional paid-in capital	1,294.7	1,130.2
Stock held in trust	(64.8)	(53.1)
Retained earnings	1,648.2	1,838.5
Accumulated other comprehensive income (loss)	(388.5)	65.4

Total shareholders’ equity	2,561.4	3,048.2

Total liabilities and shareholders’ equity	$7,202.5	$8,867.9

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Years
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(190.3)	$128.9	$166.8
Adjustments to reconcile net cash flows from operating activities:
(Income) loss from discontinued operations, net of tax	(52.5)	10.3	45.1
Equity in (income) loss of affiliates	50.1	(62.0)	(48.2)
Depreciation and amortization	270.5	264.2	205.5
Deferred income taxes	(94.0)	86.4	(26.9)
Impairment of assets	81.8	11.8	7.1
Gain on sale of investments	(58.0)	—	—
Changes in operating assets and liabilities and other, net:
Accounts receivable	53.9	(59.4)	(53.2)
Inventories	225.6	(425.4)	(148.2)
Accounts payable	(91.7)	91.3	70.8
Accrued expenses and other current liabilities	13.1	(91.4)	41.1
Other	61.4	54.9	(72.9)

Net cash flows from operating activities	269.9	9.6	187.0

Cash flows from investing activities:
Dispositions	587.0	—	28.2
Capital expenditures	(174.5)	(460.2)	(460.5)
Dividends received	56.5	—	—
Investments in partnerships	(31.7)	(6.6)	(69.5)
Proceeds from sale of property, plant and equipment	21.4	24.7	4.8
Business acquisitions, net of cash acquired	(17.4)	(41.8)	(238.7)

Net cash flows from investing activities	441.3	(483.9)	(735.7)

Cash flows from financing activities:
Net repayments on revolving credit facilities and notes payables	(962.5)	378.0	732.3
Proceeds from the issuance of long-term debt	600.0	505.6	5.4
Principal payments on long-term debt and capital lease obligations	(270.4)	(404.7)	(239.2)
Proceeds from the issuance of common stock and stock option exercises	122.3	4.2	15.3
Repurchases of debt	(86.2)	—	—
Purchase of call options	(88.2)	—	—
Proceeds from the sale of warrants	36.7	—	—
Debt issuance and amendment costs	(25.2)	(5.8)	—

Net cash flows from financing activities	(673.5)	477.3	513.8

Cash flows from discontinued operations:
Net cash flows from operating activities	34.7	4.4	14.9
Net cash flows from investing activities	(7.0)	(8.2)	(20.6)
Net cash flows from financing activities	(0.8)	—	7.8

Net cash flows from discontinued operations activities	26.9	(3.8)	2.1

Effect of foreign exchange rate changes on cash	(2.9)	0.3	1.2
Net change in cash and cash equivalents	61.7	(0.5)	(31.6)
Cash and cash equivalents at beginning of period	57.3	57.8	89.4

Cash and cash equivalents at end of period	$119.0	$57.3	$57.8

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Fiscal Years
	2009	2008	2007
Common stock—Shares:
Balance, beginning of year	134.4	112.4	111.2
Common stock issued	9.2	21.7	—
Exercise of stock options	—	0.3	1.2

Balance, end of year	143.6	134.4	112.4

Common stock—Par value:
Balance, beginning of year	$67.2	$56.2	$55.6
Common stock issued	4.6	10.8	—
Exercise of stock options	—	0.2	0.6

Balance, end of year	71.8	67.2	56.2

Additional paid-in capital:
Balance, beginning of year	1,130.2	510.1	494.1
Common stock issued	177.7	609.4	—
Exercise of stock options	0.2	2.7	4.2
Stock option expense	3.8	2.0	1.3
Tax benefit of stock option exercises	—	1.3	10.5
Equity method investee acquisitions of treasury shares	—	4.7	—
Purchase of call options	(53.9)	—	—
Sale of warrants	36.7	—	—

Balance, end of year	1,294.7	1,130.2	510.1

Stock held in trust:
Balance, beginning of year	(53.1)	(52.5)	(51.8)
Purchase of stock for trust	(0.6)	(0.6)	(0.7)
Purchase of stock for supplemental employee retirement plan	(11.1)

Balance, end of year	(64.8)	(53.1)	(52.5)

Retained earnings:
Balance, beginning of year	1,838.5	1,724.8	1,558.0
Adoption of FIN 48	—	(15.2)	—
Net income (a)	(190.3)	128.9	166.8

Balance, end of year	1,648.2	1,838.5	1,724.8

Accumulated other comprehensive income (loss):
Balance, beginning of year (b)	65.4	2.2	(27.7)
Pension and other post-retirement benefits, net of tax of $(73.8), $(5.4) and $0.5	(125.4)	(8.5)	0.7
Adjustment to initially apply SFAS 158, net of tax of $(4.3) (d)	—	—	(6.7)
Hedge accounting, net of tax of $(78.4), $0.1 and $11.4	(173.2)	0.2	18.7
Foreign currency translation	(261.0)	85.7	19.3
Reclassification adjustments:
Pension and other post-retirement benefits, net of tax of $2.2 and $2.8	3.5	4.5	—
Hedge accounting, net of tax of $45.6, $(11.4) and $(1.3)	101.2	(18.7)	(2.1)
Foreign currency translation	1.0	—	—

Balance, end of year (c)	(388.5)	65.4	2.2

Total shareholders’ equity	$2,561.4	$3,048.2	$2,240.8

Total comprehensive income (loss) (a–b+c–d)	$(644.2)	$192.1	$203.4

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise stated, amounts presented in these notes to our consolidated financial statements are based on continuing operations for all fiscal periods included. Certain prior year amounts have been reclassified to conform to fiscal 2009 presentations.

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as all majority-owned subsidiaries and other entities for which we have a controlling interest. Entities that are 50% owned or less are accounted for under the equity method when we have the ability to exercise significant influence. We use the cost method of accounting for investments in which our ability to exercise significant influence is limited. All intercompany transactions and accounts have been eliminated. The results of operations include our proportionate share of the results of operations of entities acquired from the date of each acquisition for purchase business combinations. Consolidating the results of operations and financial position of variable interest entities for which we are the primary beneficiary does not have a material effect on sales, net income (loss), or net income (loss) per diluted share or on our financial position for the fiscal periods presented.

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows in foreign currencies are translated into U.S. dollars using the average exchange rate over the course of the fiscal year. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. We recorded net gains on foreign currency transactions of $25.6 million in fiscal 2009, and net losses on foreign currency transactions of $13.7 million and $9.3 million in fiscal 2008 and 2007, respectively.

Our Polish operations have different fiscal period end dates. As such, we have elected to consolidate the results of these operations on a one-month lag. We do not believe the impact of reporting the results of these entities on a one-month lag is material to the consolidated financial statements. Prior to fiscal 2009, the results of our Romanian operations were reported on a one-month lag. Fiscal 2009 included thirteen months of results from our Romanian operations in order to bring these operations in line with our standard fiscal reporting period. The effects of the additional month of results were not material to our consolidated financial statements.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires us to make estimates and use assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest April 30. Fiscal 2009 consisted of 53 weeks. Fiscal 2008 and fiscal 2007 consisted of 52 weeks.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents included $4.6 million and $3.7 million of short-term marketable securities as of May 3, 2009 and April 27, 2008, respectively. The majority of our cash is concentrated in a demand deposit account. The carrying value of cash equivalents approximates market value.

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

Inventories consist of the following:

	May 3, 2009	April 27, 2008
	(in millions)
Live hogs	$838.4	$982.4
Fresh and packaged meats	789.1	861.9
Manufacturing supplies	72.7	88.6
Live cattle	29.8	147.1
Grains and other	166.1	198.4

Total inventories	$1,896.1	$2,278.4

In the second quarter of fiscal 2009, prior to the sale of Smithfield Beef, Inc. (Smithfield Beef), we recorded after-tax charges of approximately $36 million in income (loss) from discontinued operations on the write-down of cattle inventories due to a decline in live cattle market prices. Refer to Note 3—Dispositions for further discussion of our sale of Smithfield Beef. Also, in the third quarter of fiscal 2009, we recorded pre-tax charges totaling $4.3 million in income (loss) from continuing operations in the Other segment for the write-down of cattle inventories due to a decline in live cattle market prices. See Note 6—Investments for a discussion of inventory write-downs at our cattle feeding joint venture. Additionally, we incurred inventory write-downs and other associated costs in the Pork segment totaling approximately $7 million in the third quarter of fiscal 2009.

In August 2007 (fiscal 2008), outbreaks of classical swine fever (CSF) occurred at three of our thirty-three hog farms in Romania. During the second quarter of fiscal 2008, we recorded approximately $13.0 million of inventory write-downs and associated disposal costs related to these outbreaks in the Hog Production segment.

Property, Plant and Equipment, Net

Property, plant and equipment is stated at historical cost, which includes the fair values of assets acquired in business combinations, and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are classified as property, plant and equipment and amortized over the lease terms. Lease amortization is included in depreciation expense. Depreciation expense is included as either cost of sales or selling, general and administrative expenses, as appropriate. Depreciation expense totaled $264.0 million, $258.0 million and $201.0 million in fiscal 2009, 2008 and 2007, respectively.

Interest is capitalized on property, plant and equipment over the construction period. Total interest capitalized was $2.0 million, $1.7 million and $7.4 million in fiscal 2009, 2008 and 2007, respectively.

Property, plant and equipment, net, consist of the following:

	Useful Life	May 3, 2009	April 27, 2008
	(in Years)	(in millions)
Land and improvements	0-20	$288.1	$304.1
Buildings and improvements	20-40	1,679.4	1,830.0
Machinery and equipment	5-25	1,617.5	1,716.8
Breeding stock	2	160.7	187.0
Other	3-10	125.4	114.7
Construction in progress		64.1	180.2

		3,935.2	4,332.8
Accumulated depreciation		(1,492.2)	(1,482.8)

Property, plant and equipment, net		$2,443.0	$2,850.0

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

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or sooner if impairment indicators arise. Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is estimated by applying valuation multiples or estimating future discounted cash flows. The selection of multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends and prospects, and industry, market and economic conditions. When estimating future discounted cash flows, we consider the assumptions that hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on our cost of capital rate or location-specific economic factors. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

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

As a result of significant losses incurred in our hog production operations, the deteriorating macro-economic environment, the continued market volatility and the decrease in our market capitalization, we performed an interim test, in the third quarter of fiscal 2009, of the carrying amount of goodwill related to our U.S. hog production operations. As a result of the first step of our interim and annual goodwill impairment tests, a potential impairment did not exist. Therefore, the second step was not considered necessary. The fair value estimates of our hog production reporting units assume normalized operating margin assumptions based on long-term expectations and operating margins historically realized in the hog production industry. While we believe we have made reasonable estimates and assumptions to determine the fair value of our reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate the fair value of our reporting units, we may be required to perform the second step, which could result in a material impairment charge to goodwill.

Beginning in the latter part of the first quarter of fiscal 2009 and continuing into June 2009, our market capitalization was below book value. While we considered the market capitalization decline in our evaluation of fair value of goodwill, we determined it did not impact the overall goodwill impairment analysis as we believe the decline to be primarily attributed to the view by market participants of our risk of credit default, the current status of the hog production cycle, and overall negative market conditions as a result of the credit crisis and the ongoing recession. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions.

Intangible assets consist of the following:

	Useful Life	May 3, 2009	April 27, 2008
	(in Years)	(in millions)
Amortized intangible assets:
Customer relations assets	15-16	$13.3	$13.3
Patents, rights and leasehold interests	5-25	12.2	10.9
Contractual relationships	22	33.1	33.1
Accumulated amortization		(13.9)	(10.9)

Amortized intangible assets, net		44.7	46.4
Unamortized intangible assets:
Trademarks	Indefinite	341.1	343.7
Permits	Indefinite	6.4	6.4

Intangible assets, net		$392.2	$396.5

The fair values of trademarks have been calculated using a royalty rate method. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are licensed in the marketplace. If the carrying value of our indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets with finite lives are reviewed for recoverability when indicators of impairment are present using estimated future undiscounted cash flows related to those assets. We have determined that no impairments of our intangible assets existed as of May 3, 2009.

Amortization expense for intangible assets was $2.9 million, $2.8 million and $1.1 million in fiscal 2009, 2008 and 2007, respectively. As of May 3, 2009, the estimated amortization expense associated with our intangible assets for each of the next five fiscal years was $2.7 million.

Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized to interest expense over the terms of the related loan agreements using the straight-line method, which approximates the effective interest method.

Investments

We record our share of earnings and losses from our equity method investments in equity in (income) loss of affiliates. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated financial statements. We consider whether the fair values of any of our equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If we consider any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then a write-down of the investment would be recorded to its estimated fair value. We have determined that no write-down was necessary as of May 3, 2009.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

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

We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. This analysis is performed in accordance with the requirements of FIN 48. We accrue interest and penalties related to unrecognized tax benefits as other noncurrent liabilities and recognize the related expense as income tax expense.

Pension Accounting

We account for our pension plans in accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires us to recognize the funded status of our benefit plans in the consolidated balance sheets. SFAS 158 also requires us to recognize as a component of accumulated other comprehensive income (loss), the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts will be adjusted out of accumulated other comprehensive income (loss) as they are subsequently recognized as components of net periodic benefit cost. We adopted SFAS 158 as of April 29, 2007.

We measure our pension and other postretirement benefit plan obligations and related plan assets as of the last day of our fiscal year. The measurement of our pension obligations and related costs is dependent on the use of assumptions and estimates to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, salary growth, mortality rates and expected returns on plan assets. Changes in assumptions and future investment returns could potentially have a material impact on our expenses and related funding requirements.

Derivative Financial Instruments and Hedging Activities

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133), all commodity derivatives are reflected at their fair value and are recorded in current assets and current liabilities in the consolidated balance sheets. Commodity derivative instruments consist primarily of exchange-traded futures contracts. In addition to commodity derivatives, we also enter into treasury derivatives. Treasury derivatives, which consist of interest rate and foreign exchange instruments, are also recorded at fair value and reflected as a current or non-current asset or liability, as appropriate, with the offsetting adjustment to the carrying value of the underlying treasury instrument, other comprehensive income (loss) or current period earnings, as appropriate. The fair values of these instruments are based on quoted market prices and rates.

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

We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Cash flows related to cash collateral as well as settlements of derivative instruments are presented in cash flows from operating activities within the consolidated statements of cash flows.

We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, and therefore our credit risk is not significant. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. No significant concentrations of credit risk existed as of May 3, 2009. We have reviewed our derivative contracts and have determined that they do not contain credit contingent features which would require us to post additional collateral if we did not maintain a credit rating equivalent to what was in place at the time the contracts were entered into.

As of May 3, 2009, we had credit exposure of $11.3 million, excluding the effects of netting arrangements. As a result of netting arrangements and collateral, our credit exposure was reduced to $5.1 million.

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

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred except for certain production costs, which are expensed upon the first airing of the advertisement. Promotional sponsorship costs are expensed as the promotional events occur. Advertising costs totaled $119.6 million, $119.4 million and $95.4 million in fiscal 2009, 2008 and 2007, respectively.

Shipping and Handling Costs

Shipping and handling costs are reported as a component of cost of sales.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled $52.6 million, $90.9 million and $105.3 million in fiscal 2009, 2008 and 2007, respectively.

Net Income (Loss) per Share

We present dual computations of net income (loss) per share. The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options, during the period.

Recent Accounting Pronouncements

FSP APB 14-1

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we expect to adopt the provisions of FSP APB 14-1 beginning in the first quarter of fiscal 2010. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. When we are required to retrospectively apply the provisions of FSP APB 14-1 in fiscal 2010, we anticipate that interest expense related to our convertible debt instruments for fiscal 2009 will be increased by approximately $13 million.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (2) information about the volume of derivative activity, (3) tabular disclosures about the balance sheet location and gross fair value of derivative instruments, and income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by contract type and (4) disclosures about credit-risk-related contingent features in derivative agreements. We adopted SFAS 161 in the fourth quarter of fiscal 2009. Refer to Note 5—Derivative Financial Instruments.

SFAS 141R

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and disclosure requirements on how to recognize, measure and present the assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and any goodwill recognized in a business combination. The objective of SFAS 141R is to improve the information included in financial reports about the nature and financial effects of business combinations. This statement is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, we expect to adopt SFAS 141R for any business combinations entered into beginning in the first quarter of fiscal 2010.

SFAS 160

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than as a liability or in the mezzanine section between liabilities and equity. SFAS 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Therefore, we expect to implement the standard beginning in the first quarter of fiscal 2010. We do not believe the adoption of SFAS 160 will have a material impact on our financial statements.

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

Premium Standard Farms, Inc. (PSF)

In May 2007 (fiscal 2008), we acquired PSF for approximately $800.0 million in stock and cash, including $125.4 million of assumed debt. PSF was one of the largest providers of pork products to the retail, wholesale, foodservice, further processor and export markets. Through our acquisition of PSF, we acquired processing facilities in Missouri and North Carolina. PSF was also one of the largest owners of sows in the U.S. with operations located in Missouri, North Carolina and Texas. PSF’s results from pork processing operations are reported in our Pork segment and results from hog production operations are reported in our Hog Production segment. For its fiscal year ended March 31, 2007, PSF had net sales of approximately $893.0 million.

Pursuant to the Agreement and Plan of Merger, PSF became a wholly-owned subsidiary as the outstanding shares of PSF common stock were exchanged for 21.7 million shares of our common stock and $40.0 million in cash. We used available funds under the U.S. Credit Facility (See Note 8—Debt) to pay for the cash portion of the consideration and to redeem the assumed debt of PSF. In determining the purchase price, we considered PSF’s strong management team and the efficiency of its hog production and pork processing operations. Because these factors do not arise from contractual or other legal rights, nor are they separable as defined by SFAS No. 141 “Business Combinations,” the value attributable to these factors is included in the amount recognized as goodwill.

We recorded the fair value of contractual relationships of $33.1 million in the HP segment, $6.2 million for permits in the Hog Production and Pork segments, $3.8 million for trademarks in the Pork segment and $2.6 million for customer relationships in the Pork segment. The weighted average amortization period for the contractual relationships is 22 years. The useful lives of the permits and trademarks are indefinite. We also recorded estimated contingent liabilities related to the PSF nuisance suits, which suits are discussed in Note 15—Regulation and Litigation. The balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed of $310.6 million was recorded as goodwill.

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

Armour-Eckrich

In October 2006 (fiscal 2007), we completed the acquisition of substantially all of the non-turkey product assets of the branded meats business of ConAgra in the Pork segment for $226.3 million. See Note 6—Investments regarding Butterball’s acquisition of the turkey product assets. The business (Armour-Eckrich) includes the packaged meats products sold under the Armour, Eckrich, Margherita and LunchMakers brands. The brands are marketed to retail grocers, delis, restaurants and other foodservice establishments. As a result of the acquisition, we have added approximately 500 million pounds annually of packaged meats, almost all of which are branded, with large market shares in hot dogs, dinner sausages and luncheon meats. For the twelve months immediately prior to the acquisition, Armour-Eckrich had net sales of $1,038.2 million.

This acquisition advances our strategy of growing the packaged meats business, utilizing raw materials internally, as well as migrating to higher margin, convenience products. Our valuation of Armour-Eckrich resulted in $99.5 million of negative goodwill, which represented the excess of fair value of the assets acquired and liabilities assumed over the purchase price. We believe these acquired brands have underperformed in recent years, largely due to limited marketing support. Because these brands had not been adequately supported in the recent past and there was no plan to invest the marketing support necessary to turn them around, we believe we acquired the brands at an attractive price. Ultimately, this price led to the recording of negative goodwill, which was accounted for as a reduction to certain non-current assets acquired.

Had the acquisition of Armour-Eckrich occurred at the beginning of fiscal 2007, sales would have been $9,866.9 million for fiscal 2007. There would not have been a material effect on net income or net income per diluted share for fiscal 2007.

NOTE 3: DISPOSITIONS

Smithfield Beef

In October 2008 (fiscal 2009), we completed the sale of Smithfield Beef, our beef processing and cattle feeding operation that encompassed our entire Beef segment, to a wholly-owned subsidiary of JBS S.A., a company organized and existing under the laws of Brazil (JBS), for $575.5 million in cash.

The sale included 100 percent of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), which was previously a 50/50 joint venture with Continental Grain Co. (CGC). Immediately preceding the closing of the JBS transaction, we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments.

The JBS transaction excluded substantially all live cattle inventories held by Smithfield Beef and Five Rivers as of the closing date, together with associated debt. All live cattle inventories previously held by Five Rivers were sold by the end of fiscal 2009. Our remaining live cattle inventories (approximately 43,000 head) are currently being raised by JBS for a negotiated fee and sold at maturity at market-based prices. We expect all of the remaining live cattle inventories will be sold by the end of the first quarter of fiscal 2010.

The net proceeds from the JBS transaction were used to pay down the U.S. Credit Facility and other long-term debt. As of May 3, 2009, we had received approximately $87 million in net proceeds from the sale of the retained live cattle inventories, which we used primarily for debt reduction. Based on market prices as of May 3, 2009, we expect to receive an estimated $30 million of additional net proceeds from the remaining live cattle inventories, which we also plan to use primarily for debt reduction. However, there can be no assurance that we will be able to sell our live cattle inventories at such prices.

We recorded an estimated pre-tax gain of approximately $95.2 million ($51.9 million net of tax) on the sale of Smithfield Beef in the second quarter of fiscal 2009. We recorded an additional gain of approximately $4.5 million ($2.4 million net of tax) in the third quarter of fiscal 2009 for the settlement of differences in working capital at closing from agreed-upon targets. The results of Smithfield Beef are presented in income (loss) from discontinued operations, including these gains.

The following table presents sales, interest expense and net income (loss) of Smithfield Beef for the fiscal periods indicated. Interest expense is allocated to discontinued operations based on specific borrowings by the discontinued operations.

	Fiscal Years
	2009	2008	2007
	(in millions)
Sales	$1,699.0	$2,885.9	$2,551.7
Interest expense	17.3	41.0	41.9
Net income (loss)	0.9	5.2	(23.5)

Smithfield Bioenergy, LLC (SBE)

In April 2007 (fiscal 2007), we decided to exit the alternative fuels business and dispose of substantially all of the assets of SBE. In February 2008 (fiscal 2008), we signed a definitive agreement to sell substantially all of SBE’s assets, and in May 2008 (fiscal 2009), we completed the sale for $11.5 million. During the first quarter of fiscal

2008, we recorded an impairment charge of $6.7 million, net of tax of $3.8 million, to write-down the assets to their estimated fair value. We recorded an additional impairment charge of $2.9 million, net of tax of $1.6 million, in the third quarter of fiscal 2008. The results of SBE, including these impairment charges are reflected in income (loss) from discontinued operations.

The following table presents sales, interest expense and net loss of SBE for the fiscal periods indicated:

	Fiscal Years
	2009	2008	2007
	(in millions)
Sales	$3.8	$27.0	$14.0
Interest expense	1.3	3.4	2.9
Net loss	(2.7)	(15.5)	(5.6)

Quik-to-Fix, Inc. (Quik-to-Fix)

In August 2006 (fiscal 2007), we completed the sale of substantially all of the assets and business of Quik-to-Fix for net proceeds of $28.2 million. During fiscal 2007, we recorded a write-down on the assets of Quik-to-Fix of $12.1 million, net of $7.1 million in taxes, in anticipation of the sale. The results of Quik-to-Fix, including the write-down, are presented in income (loss) from discontinued operations.

Quik-to-Fix had sales of $21.5 million in fiscal 2007. Quik-to-Fix had a loss from discontinued operations of $16.0 million, net of tax of $9.3 million in fiscal 2007. The after-tax loss included interest expense of $1.7 million.

NOTE 4: RESTRUCTURING AND FACILITY CLOSURES

Pork Group Restructuring

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan). This restructuring is intended to make us more competitive by improving operating efficiencies and increasing plant utilization. The Restructuring Plan includes the following primary initiatives:

•	the closing of the following six plants (the production at each of these plants will be transferred to more efficient facilities):

•	The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield South plant in Smithfield, Virginia;

•	Smithfield Packing’s Plant City, Florida plant;

•	Smithfield Packing’s Elon, North Carolina plant;

•	John Morrell & Co’s (John Morrell) Great Bend, Kansas plant;

•	Farmland Foods, Inc.’s (Farmland Foods) New Riegel, Ohio plant; and

•	Armour-Eckrich’s Hastings, Nebraska plant;

•	a reduction in the number of operating companies in the Pork segment from seven to three;

•	the merger of the fresh pork sales forces of the John Morrell and Farmland Foods business units; and

•	the consolidation of the international sales organizations of our U.S. operating companies into one group that is responsible for exports.

As a result of the Restructuring Plan, we recorded pre-tax restructuring and impairment charges totaling $84.8 million in the third quarter of fiscal 2009. We recorded an additional $3.4 million in the fourth quarter of fiscal 2009. All of these charges were recorded in the Pork segment. The initiatives are ongoing and are expected to be completed by the first half of fiscal 2010. The following table summarizes the balance of accrued expenses and impairment charges related to the Restructuring Plan, as well as the expected remaining expense to be incurred by major type of cost:

	Total Expense Fiscal 2009	Payments	Accrued Balance May 3, 2009	Estimated Remaining Expense
	(in millions)
Restructuring charges:
Employee severance and related benefits	$12.3	$(0.4)	$11.9	$1.6
Other associated costs	1.7	(1.2)	0.5	21.1

Total restructuring charges	14.0	$(1.6)	$12.4	$22.7

Impairment charges:
Property, plant and equipment	69.4
Inventory	4.8

Total impairment charges	74.2

Total restructuring and impairment charges	$88.2

Employee severance and related benefits primarily include employee severance benefits, which were accrued in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43,” and an estimated obligation for the partial withdrawal from a multiemployer pension plan. Other associated costs consist primarily of plant consolidation, asset disposal costs and plant wind-down expenses, all of which are expensed as incurred. Of the total restructuring charges, $8.1 million was recorded in cost of sales with the remainder recorded in selling, general and administrative expenses. The estimated remaining expenses are expected to be incurred through the first half of fiscal 2010.

As a result of the announced plant closures, write-downs of property, plant and equipment were recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to reduce the carrying amounts of the long-lived assets that will be sold or disposed of to their estimated fair values. The fair value of the plant facilities, totaling approximately $8.8 million, was determined based on estimated market values obtained from multiple real estate brokers. Any material changes in the estimated market values would be reflected in earnings in future periods. Additionally, certain inventories were written off as they will be unusable at other operating locations. All of these charges were recorded in cost of sales.

Kinston, North Carolina Plant Closure

In March 2008 (fiscal 2008), we announced our plan to close one of our Kinston, North Carolina plants. As a result, we recorded a pre-tax impairment charge of $8.0 million in cost of sales in the Pork segment during the fourth quarter of fiscal 2008 to write-down the facility to its fair value.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

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

For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method). Under SFAS 133, we may elect either method of accounting for our derivative portfolio, assuming all the necessary requirements are met. We have in the past, and will in the future, avail our self of either acceptable method. We believe all of our derivative instruments represent economic hedges against changes in prices and rates, regardless of their designation for accounting purposes.

Application of the hedge accounting method under SFAS 133 requires significant resources, extensive record keeping and systems. As a result of rising compliance costs and the complexity associated with the application of hedge accounting for commodity derivatives, we elected to discontinue the use of hedge accounting for such derivatives during the third quarter of fiscal 2007. All existing commodity hedging relationships were de-designated as of January 1, 2007. We also elected not to apply hedge designations for any exchange traded commodity derivative contracts entered into during the period beginning January 1, 2007 through April 27, 2008. Since discontinuing hedge accounting for commodity derivatives, we have invested in additional resources and systems and began to apply hedge accounting to certain commodity derivatives, primarily grain futures, entered into during fiscal 2009. We continue to apply hedge accounting for certain financial derivatives, primarily interest rate swaps and foreign exchange contracts.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments in the consolidated balance sheets on a gross basis. All grain contracts and foreign exchange contracts are recorded in other current assets or accrued expenses and other current liabilities within the consolidated balance sheets, as appropriate. Interest rate contracts are recorded in other liabilities.

	Assets		Liabilities
	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008
	(in millions)		(in millions)
Derivatives using the “hedge accounting” method:
Grain contracts	$10.4	$—	$17.7	$—
Interest rate contracts	0.6	0.7	10.3	—
Foreign exchange contracts	2.8	1.0	14.4	0.7

Total	13.8	1.7	42.4	0.7

Derivatives using the “mark-to-market” method:
Grain contracts	10.2	14.5	16.2	20.1
Livestock contracts	21.9	15.5	6.3	42.0
Energy contracts	—	4.8	13.0	—
Interest rate contracts	—	—	—	2.7
Foreign exchange contracts	0.3	0.1	1.6	0.7

Total	32.4	34.9	37.1	65.5

Total fair value of derivative instruments	$46.2	$36.6	$79.5	$66.2

Mark-to-Market Method

Derivative instruments that are not designated as a hedge, that have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting under SFAS 133, are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings.

During fiscal 2009, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	121,640,000	1,934,360,000	Pounds
Corn	9,735,000	39,615,000	Bushels
Soybean meal	123,250	804,100	Tons
Soybeans	10,000	370,000	Bushels
Wheat	—	50,000	Bushels
Live cattle	—	450,800,000	Pounds
Pork bellies	1,480,000	10,320,000	Pounds
Natural gas	2,400,000	5,260,000	Million BTU
Diesel fuel	—	2,100,000	Gallons
Interest rate	—	122,500,000	U.S. Dollars
Foreign currency(1)	1,739,018	218,057,002	U.S. Dollars

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal years indicated:

	Fiscal Years
	2009	2008
	(in millions)
Commodity contracts	$104.0	$236.2
Interest rate contracts	2.3	(7.8)
Foreign exchange contracts	(3.1)	(0.2)

Total	$103.2	$228.2

Hedge Accounting Method

Cash Flow Hedges

We enter into derivative instruments, such as futures, swaps and options contracts to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted purchase and sale of live hogs and the forecasted purchase of corn and soybean meal. We also enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt. In addition, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies.

When cash flow hedge accounting is applied, derivative gains or losses from these cash flow hedges are recognized as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for commodity contracts, interest expense for interest rate contracts, and selling, general and administrative expenses for foreign currency contracts.

During fiscal 2009, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	—	100,860,000	Bushels
Soybean meal	—	571,400	Tons
Interest rate	—	200,000,000	U.S. Dollars
Foreign currency(1)	69,072,934	203,449,970	U.S. Dollars

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated financial statements of gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal years indicated:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)		Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	2009	2008	2009	2008	2009	2008
	(in millions)		(in millions)		(in millions)
Commodity contracts	$(201.5)	$—	$(112.5)	$(29.3)	$(4.6)	$—
Interest rate contracts	(12.6)	—	(2.3)	—	—	—
Foreign exchange contracts	(37.5)	(1.4)	(21.7)	(2.6)	—	—

Total	$(251.6)	$(1.4)	$(136.5)	$(31.9)	$(4.6)	$—

For fiscal 2009 and fiscal 2008, foreign exchange contracts were determined to be effective. In accordance with SFAS 133, we have excluded from the measurement of effectiveness differences between spot and forward rates, which we have determined to be immaterial.

As of May 3, 2009, there were deferred net losses of $54.4 million, net of tax of $34.6 million, in accumulated other comprehensive income (loss) related to commodity cash flow hedges. We expect to reclassify $75.1 million ($45.9 million net of tax) of the deferred net losses on closed commodity contracts into earnings in fiscal 2010.

Fair Value Hedges

We enter into derivative instruments (primarily futures contracts) that are designed to hedge firm commitments to buy live hogs, corn and soybean meal. We also enter into interest rate swaps to manage interest rate risk associated with our fixed rate borrowings. When fair value hedge accounting is applied, derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The gains or losses on the derivative instruments and the offsetting losses or gains on the related hedged items are recorded in cost of sales for commodity contracts, and interest expense for interest rate contracts.

During fiscal 2009, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	4,145,000	10,645,000	Bushels
Interest rate	50,000,000	50,000,000	U.S. Dollars

The following table presents the effects on our consolidated statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal years indicated:

	Gain (Loss) Recognized in Earnings on Derivative		Gain (Loss) Recognized in Earnings on Related Hedged Item
	2009	2008	2009	2008
	(in millions)		(in millions)
Commodity contracts	$5.5	$4.3	$(6.7)	$(4.3)
Interest rate contracts	0.7	(3.0)	(0.7)	3.0

Total	$6.2	$1.3	$(7.4)	$(1.3)

NOTE 6: INVESTMENTS

Investments consist of the following:

	Segment	% Owned	May 3, 2009	April 27, 2008
			(in millions)
Equity Investment:
Campofrío Food Group (CFG)(1)	International	37%	$417.8	$489.3
Butterball, LLC (Butterball)	Other	49%	78.2	80.4
Mexican joint ventures	Various	50%	53.9	76.0
All other equity method investments	Various	Various	51.7	48.9

Total investments			$601.6	$694.6

(1)

Prior to the 3rd quarter of fiscal 2009, we owned 50% of Groupe Smithfield S.L. (Groupe Smithfield) and 24% of Campofrío Alimentación, S.A. (Campofrío). Those entities merged in the third quarter of fiscal 2009 to form CFG, of which we own 37%. Immediately prior to the merger, our investment in Campofrío had grown to 25%. The amounts presented for CFG throughout this Annual Report on Form 10-K represent the combined historical results of Groupe Smithfield and Campofrío. See “Groupe Smithfield / Campofrío” below for further discussion about the merger.

Equity in (income) / loss of affiliates consists of the following:

		Fiscal Years
	Segment	2009	2008	2007
		(in millions)
Equity Investment:
Butterball	Other	$19.5	$(23.4)	$(24.1)
Campofrío Food Group(2)	International	5.6	(43.0)	(23.8)
Cattleco, LLC (Cattleco)	Other	15.1	—	—
Mexican joint ventures	Various	9.8	4.8	(0.9)
All other equity method investments	Various	0.1	(0.4)	0.6

Equity in (income) loss of affiliates		$50.1	$(62.0)	$(48.2)

(2)

CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

The combined summarized financial information for CFG and Butterball consists of the following:

	Fiscal Years
	2009	2008	2007
	(in millions)
Income Statement Information:
Sales	$3,976.4	$4,349.8	$2,605.4
Gross profit	548.3	703.8	584.2
Net income (loss)	(49.8)	160.6	83.1

	May 3, 2009	April 27, 2008
	(in millions)
Balance Sheet Information:
Current assets	$1,211.0	$1,770.7
Long-term assets	1,965.7	2,080.7
Current liabilities	973.4	1,279.3
Long-term liabilities	1,214.3	1,396.8

Groupe Smithfield / Campofrío

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

In June 2008 (fiscal 2009), we announced an agreement to sell Groupe Smithfield to Campofrío in exchange for shares of Campofrío common stock. In December 2008 (fiscal 2009), the merger of Campofrío and Groupe Smithfield was finalized. The new company, known as CFG, is listed on the Madrid and Barcelona Stock Exchanges. The merger created the largest pan-European company in the packaged meats sector and one of the five largest worldwide.

Immediately prior to the merger, we owned 25% of Campofrío and 50% of Groupe Smithfield. We currently own 37% of the combined company. As of May 3, 2009, we held 37,811,302 shares of CFG common stock. The stock was valued at €6.70 per share (approximately $8.89 per share) on the close of the last day of trading before our fiscal year end. Based on the stock price and foreign exchange rate as of May 3, 2009, the carrying value of our investment in CFG exceeded the market value of the underlying securities by $81.7 million. Based on the intra-day high price of the stock on June 2, 2009, the market value of our investment in CFG had increased to $403.3 million, which reduced the gap from its carrying amount to $14.5 million. We have analyzed our investment in CFG for impairment in accordance with Accounting Principles Board opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and have determined that the decline in value is temporary, resulting from negative market conditions attributable to the current credit crisis, recession and fluctuations in foreign exchange rates. Therefore, no impairment was recorded. As of May 3, 2009, the difference between the carrying amount of our investment in CFG and the amount of underlying equity in net assets was $73.4 million, which represented equity method goodwill.

The sale of Groupe Smithfield resulted in a pre-tax gain of $56.0 million, recognized in the third quarter of fiscal 2009.

Butterball

In October 2006 (fiscal 2007), concurrent with our acquisition of Armour-Eckrich (see Note 2—Acquisitions), Carolina Turkeys financed and purchased the Butterball and Longmont turkey products business of the ConAgra branded meats business for $325.0 million and changed its name to Butterball.

In July 2008 (fiscal 2009), we increased our investment in Butterball by converting $24.5 million of receivables due from Butterball to equity. Our joint venture partner made a similar investment.

Cattleco Formation

In October 2008 (fiscal 2009), in conjunction with the sale of Smithfield Beef, we formed a 50/50 joint venture with CGC, named Cattleco, to sell the remaining live cattle from Five Rivers that were not sold to JBS. All of the remaining live cattle were sold before the end of fiscal 2009 at market-based prices. See Note 3—Dispositions for further discussion.

In the third quarter of fiscal 2009, Cattleco recorded a write-down of cattle inventories due to a decline in live cattle market prices. Our share of the write-down was $14.5 million.

NOTE 7: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	May 3, 2009	April 27, 2008
	(in millions)
Payroll and related benefits	$160.3	$220.9
Self-insurance reserves	62.1	74.0
Other	335.9	269.0

Total accrued expenses and other current liabilities	$558.3	$563.9

NOTE 8: DEBT

Long-term debt consists of the following:

	May 3, 2009	April 27, 2008
	(in millions)
7.00% senior unsecured notes, due August 2011	$600.0	$600.0
7.75% senior unsecured notes, due July 2017	500.0	500.0
4.00% senior unsecured Convertible Notes, due June 2013	400.0	—
7.75% senior unsecured notes, due May 2013	350.0	350.0
Euro Credit Facility, expiring August 2010	330.3	467.9
8.00% senior unsecured notes, due October 2009	206.3	300.0
7.83% term loan, due August 2011	200.0	—
U.S. Credit Facility, expiring August 2010	109.5	925.0
8.44% senior secured note, payable through October 2009	30.0	35.0
7.89% senior secured notes, payable through October 2009	5.0	15.0
Various, interest rates from 0.00% to 16.49%, due September 2009 through May 2043	229.5	509.4
Fair-value derivative instrument adjustment	0.6	0.7
Unamortized debt premium	4.1	5.8

Total debt	2,965.3	3,708.8
Current portion	(319.4)	(237.6)

Total long-term debt	$2,645.9	$3,471.2

Scheduled maturities of long-term debt are as follows:

Fiscal Year	(in millions)
2010	$319.4
2011	509.6
2012	815.6
2013	22.4
2014	754.8
Thereafter	543.5

Total debt	$2,965.3

Credit Facilities

As of May 3, 2009, we had aggregate credit facilities and credit lines totaling $1,710.4 million. Our unused capacity under these credit facilities and credit lines was $1,054.1 million. These facilities and lines are generally at prevailing market rates. We pay commitment fees on the unused portion of the facilities.

Average borrowings under credit facilities and credit lines were $936.4 million, $1,320.2 million and $945.7 million at average interest rates of 4.5%, 5.3% and 5.8% during fiscal 2009, 2008 and 2007, respectively. Maximum borrowings were $1,490.9 million, $1,722.4 million and $1,608.5 million in fiscal 2009, 2008 and 2007, respectively. Total outstanding borrowings were $487.0 million as of May 3, 2009 and $1,666.4 million as of April 27, 2008 with average interest rates of 4.8% and 4.2%, respectively. In addition, we had $169.3 million of outstanding letters of credit as of May 3, 2009.

U.S. Credit Facility

In August 2005 (fiscal 2006), we entered into a $1.0 billion secured revolving credit agreement (the U.S. Credit Facility) that replaced our then existing $900 million credit facility. We may draw down funds as a revolving loan or a swingline loan and obtain letters of credit under the U.S. Credit Facility. The proceeds of any borrowings under the U.S. Credit Facility may be used to finance working capital needs and for other general corporate purposes. The inventory and accounts receivable of certain of our subsidiaries in the U.S., as well as the real property of Smithfield Packing’s Tar Heel pork processing plant in Bladen County, North Carolina, are pledged as collateral under the U.S. Credit Facility. Refer to “Debt Covenants” below for recent information regarding recent amendments to the U.S Credit Facility. The U.S. Credit Facility matures in August 2010 (fiscal 2011).

In August 2006 (fiscal 2007), November 2007 (fiscal 2008) and June 2008 (fiscal 2009), we exercised our option to increase the amount committed under the U.S. Credit Facility by $200.0 million, $75.0 million and $25.0 million, respectively, resulting in a total of $1.3 billion of available borrowings. The amount committed under the U.S. Credit Facility may be increased up to $1.35 billion at our request under certain conditions.

Euro Credit Facility

In August 2006 (fiscal 2007), we entered into a €300.0 million ($398.4 million as of May 3, 2009) secured revolving credit facility (the Euro Credit Facility) through one of our European subsidiaries. The proceeds of any borrowings under the Euro Credit Facility may be used for general corporate purposes. The Euro Credit Facility is secured by our shares of CFG stock and all of the share capital of certain of our Romanian and Polish subsidiaries, as well as certain accounts receivable and inventory of certain of our other Romanian and Polish subsidiaries. In addition, we and three of our European subsidiaries have unconditionally guaranteed these obligations, including payment obligations, under the Euro Credit Facility. Refer to “Debt Covenants” below for information regarding recent amendments to the Euro Credit Facility. The Euro Credit Facility matures in August 2010 (fiscal 2011).

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

In June 2008 (fiscal 2009), we entered into a $200.0 million unsecured committed credit facility with JP Morgan Chase Bank and Goldman Sachs Credit Partners L.P., intended to help bridge our working capital needs through the time of the closing of the sale of Smithfield Beef in the event we were unable to issue the Convertible Notes described below. This credit facility replaced one of the fully drawn $50.0 million credit lines. We repaid the $50.0 million in June 2008 (fiscal 2009) and terminated this credit facility in July 2008 (fiscal 2009).

Term Loan

In August 2008 (fiscal 2009), we entered into a three-year $200.0 million term loan with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank) maturing on August 29, 2011. The term loan had an initial interest rate of 6.83% and has since been adjusted to 7.83% to correlate to the recent increase in interest rate spreads under the U.S. Credit Facility. Both the initial and adjusted interest rates give effect to an interest rate swap associated with the term loan. The term loan replaced $150.0 million of the previously mentioned short-term uncommitted facilities which were available and borrowed from Rabobank.

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

The Convertible Notes were accounted for as a combined instrument pursuant to EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Accordingly, we accounted for the entire agreement as one debt instrument as the conversion feature did not meet the requirements to be accounted for separately as a derivative financial instrument. On May 9, 2008, the FASB nullified the conclusions in EITF 90-19 and issued FSP APB 14-1. See Note 1—Summary of Significant Accounting Policies for a discussion of FSP APB 14-1, which we expect to adopt in the first quarter of fiscal 2010 and will require retrospective application of its provisions to the Convertible Notes.

In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions with respect to our common stock to reduce potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions (collectively referred to as the Call Spread Transactions). We purchased call options that permit us to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment, which is the number of shares initially issuable upon conversion of the Convertible Notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment. See Note 12—Shareholders’ Equity for more information on the Call Spread Transactions.

We incurred fees and expenses associated with the issuance of the Convertible Notes totaling $11.4 million, which were capitalized and will be amortized to interest expense over the life of the Convertible Notes. The net proceeds of $337.1 million from the issuance of the Convertible Notes and the Call Spread Transactions were used to retire short-term uncommitted credit lines and to reduce amounts outstanding under the U.S. Credit Facility.

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

Our senior unsecured notes preclude us from incurring certain additional indebtedness when our interest coverage ratio is less than 2.0 to 1.0 (the Incurrence Test). The ratio is calculated differently from similar ratios under the U.S. Credit Facility and Euro Credit Facility. As of May 3, 2009, we did not meet the Incurrence Test. Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the third quarter of fiscal 2010 at the earliest. The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test is not a default. In addition to precluding us from incurring certain additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from refinancing or increasing our borrowings under the U.S. Credit Facility or the Euro Credit Facility, or from refinancing certain other existing indebtedness, including our senior unsecured notes maturing in October 2009 ($206.3 million outstanding as of May 3, 2009) and our senior secured notes also maturing in October 2009 ($35.0 million outstanding as of May 3, 2009). Therefore we do not expect the limitations resulting from our failure to meet the Incurrence Test to have a material adverse effect on our business or liquidity. We have no current plans, during the period in which we do not expect to meet the Incurrence Test, to incur indebtedness beyond that which we are permitted to incur, nor to engage in any of the other restricted activities.

During the first quarter of fiscal 2009, we amended the interest coverage ratio minimum under the U.S. Credit Facility and the Euro Credit Facility from 3.0 to 1 to 2.0 to 1 until the end of fiscal 2009.

In January 2009 (fiscal 2009) and February 2009 (fiscal 2009), we further amended the interest coverage ratio under the U.S. Credit Facility and the Euro Credit Facility, respectively, as follows: 1.6 to 1 for the third quarter of fiscal 2009; 1.2 to 1 for the fourth quarter of fiscal 2009; 1.35 to 1 for the first and second quarters of fiscal 2010; and 2.0 to 1 for the third quarter of fiscal 2010. Pursuant to the original terms of the U.S. Credit Facility and the Euro Credit Facility, the ratio will return to 3.0 to 1 for the fourth quarter of fiscal 2010 and thereafter.

In addition to the amended interest coverage ratio, the amendment entered into in January 2009 (fiscal 2009) for the U.S. Credit Facility included the following provisions:

•

A revision of the inventory and receivables ratio coverage covenant to require a ratio of (i) the sum of 65% of the aggregate amount of inventory plus 85% of the aggregate amount of accounts receivable to (ii) the revolving credit exposure under the U.S. Credit Facility and any pari passu debt, to be at or above 1.3 to 1;

•	An increase in the applicable borrowing spreads for loans and letters of credit from a rating-based grid of 1.125% to a flat 3.50%. Commitment fees were also increased from .20% to .50%;

•	An elimination of the ability to borrow based on the offered rate for overnight federal funds; and

•

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

In addition to the amended interest coverage ratio, the amendment entered into in February 2009 (fiscal 2009) for the Euro Credit Facility included the following provisions:

•	A revision of the asset coverage ratio to require a ratio of certain of our assets to the aggregate outstanding loans under the Euro Credit Facility to be at or above 1.75 to 1;

•	The pledge of additional shares of Campofrío not previously securing the Euro Credit Facility;

•	The pledge of certain accounts receivable and inventory of certain of our Romanian and Polish subsidiaries;

•	An increase in the applicable borrowing spreads for loans from a rating-based grid of 1.225% to a rating-based grid of 4.00%. Commitment fees were also increased from .6125% to .75%;

•

A borrowing base that will limit borrowings as a function of the assigned values of the pledged Campofrío shares and accounts receivable and inventory of certain of our Romanian and Polish subsidiaries.

As a result of the amendments to the U.S. Credit Facility and Euro Credit Facility in January 2009 (fiscal 2009) and February 2009 (fiscal 2009), respectively, we expect annual interest expense to increase by approximately $20 million to $25 million. We incurred fees and expenses associated with these amendments totaling $13.8 million, which were capitalized and will be amortized to interest expense over the remaining term of these facilities.

For our senior secured notes totaling $35.0 million outstanding as of May 3, 2009, we have received amendments of certain covenants. As of May 3, 2009, we were in compliance with all financial covenants under our senior secured notes, the U.S. Credit Facility and the Euro Credit Facility. Subsequent to our fiscal year-end, we determined that we previously and unintentionally breached a non-financial covenant under our senior unsecured notes relating to certain foreign subsidiaries’ indebtedness. We immediately cured this minor breach by either amending the subsidiaries’ debt agreements or extinguishing the subsidiaries’ indebtedness, and, as a result, no event of default occurred under our senior unsecured notes or any other facilities. We do not anticipate being in violation of any covenants in fiscal 2010.

Debt Repurchases

During the third quarter of fiscal 2009, we redeemed a total of $93.7 million of our 8% senior unsecured notes due in October 2009 for $86.2 million and recorded a gain of $7.5 million in other income.

Fair Value of Debt

We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. Based on the market value of debt with similar maturities and covenants, the fair value of long-term debt, including the current portion of long-term debt, was $2,448.2 million as of May 3, 2009 and $3,705.8 million as of April 27, 2008.

NOTE 9: LEASE OBLIGATIONS, COMMITMENTS AND GUARANTEES

We lease facilities and equipment under non-cancelable operating leases. The terms of each lease agreement vary and may contain renewal or purchase options. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the lease. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $50.3 million, $69.8 million and $55.1 million in fiscal 2009, 2008 and 2007, respectively.

Future rental commitments under non-cancelable operating leases as of May 3, 2009 are as follows:

Fiscal Year	(in millions)
2010	$48.4
2011	37.4
2012	31.4
2013	25.4
2014	21.7
Thereafter	57.6

Total	$221.9

As of May 3, 2009, future minimum lease payments under capital leases were approximately $6.4 million. The present value of the future minimum lease payments was $5.4 million. The long-term portion of capital lease obligations was $4.0 million and the current portion was $1.4 million.

We have agreements, expiring through fiscal 2013, to use cold storage warehouses owned by partnerships, of which we are 50% partners. We have agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In fiscal 2009, 2008 and 2007, we paid $18.7 million, $14.2 million and $11.8 million, respectively, in fees for use of the facilities. We had investments in the partnerships of $2.9 million as of May 3, 2009, and $2.2 million as of April 27, 2008, respectively.

We have purchase commitments with certain livestock producers that obligate us to purchase all the livestock that these producers deliver. Other arrangements obligate us to purchase a fixed amount of livestock. We also use independent farmers and their facilities to raise hogs produced from our breeding stock in exchange for a performance-based service fee payable upon delivery. We estimate the future obligations under these commitments based on commodity livestock futures prices, expected quantities delivered and anticipated performance. Our estimated future obligations under these commitments are as follows:

Fiscal Year	(in millions)
2010	$1,334.4
2011	869.6
2012	739.9
2013	594.5
2014	571.8

As of May 3, 2009, we were also committed to purchase approximately $204.7 million under forward grain contracts payable in fiscal 2010.

As of May 3, 2009, we had total estimated remaining capital expenditures of $84 million on approved projects, including $50 million related to the Restructuring Plan. These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities. Total capital expenditures are expected to remain below depreciation in fiscal 2010.

As part of our business, we are a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets as of May 3, 2009. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $92.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $71.5 million was outstanding as of May 3, 2009, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the U.S. Credit Facility. In addition, we continue to guarantee $17.9 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expire through August 2021.

NOTE 10: INCOME TAXES

Income tax consists of the following:

	Fiscal Years
	2009	2008	2007
	(in millions)
Current income tax expense (benefit):
Federal	$(45.1)	$(21.0)	$82.8
State	2.0	2.5	15.0
Foreign	10.4	4.9	6.3

	(32.7)	(13.6)	104.1

Deferred income tax expense (benefit):
Federal	(73.8)	85.9	(8.8)
State	(16.7)	(0.1)	(2.4)
Foreign	(3.5)	0.6	(15.7)

	(94.0)	86.4	(26.9)

Total income tax expense (benefit)	$(126.7)	$72.8	$77.2

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	Fiscal Years
	2009	2008	2007
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.6	(0.1)	2.9
Foreign income taxes	9.0	(0.2)	(9.4)
Groupe Smithfield / Campofrío merger	(7.4)	—	—
Net change in valuation allowance	(5.0)	8.7	3.1
Tax credits	2.5	(6.4)	(4.7)
Net change in uncertain tax positions	(0.5)	(2.4)	—
Other	(3.9)	(0.3)	(0.2)

Effective tax rate	34.3%	34.3%	26.7%

The tax effects of temporary differences consist of the following:

	May 3, 2009	April 27, 2008
	(in millions)
Deferred tax assets:
Pension liabilities	$111.6	$40.1
Tax credits, carryforwards and net operating losses	54.5	27.3
Accrued expenses	63.8	71.0
Derivatives	61.3	—
Original issue discount	29.7	—
Other	28.7	24.2
Employee benefits	8.6	26.1

Total deferred tax assets	$358.2	$188.7

Deferred tax liabilities:
Property, plant and equipment	$255.2	$262.3
Accounting method change	—	15.6
Investments in subsidiaries	31.1	44.1
Intangible assets	105.2	94.8
Derivatives	—	53.8

Total deferred tax liabilities	$391.5	$470.6

The following table presents the classification of deferred taxes in our balance sheets as of May 3, 2009 and April 27, 2008:

	May 3, 2009	April 27, 2008
	(in millions)
Other current assets	$109.4	$4.2
Other assets	8.8	18.4
Accrued expenses and other current liabilities	—	14.4
Other liabilities	151.5	290.1

Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized. Valuation allowances are established in the event that management believes the related tax benefits will not be realized. Our valuation allowance related to income tax assets was $98.7 million as of May 3, 2009 and $96.2 million as of April 27, 2008. The valuation allowance was mainly related to state credits and net operating loss carry forwards as well as foreign tax credit carry forwards and the result of losses in foreign jurisdictions for which no tax benefit was recognized. During fiscal year 2009, there was an increase to the valuation allowance of $23.2 million and a release of $20.7 million relating to state tax credits, foreign tax credits, and net operating loss carry forwards in foreign jurisdictions. As of May 3, 2009, $7.5 million of the valuation allowance would impact goodwill if released.

The tax credits, carry forwards and net operating losses expire from fiscal 2010 to 2029.

As a result of the merger of Groupe Smithfield with and into Campofrío during fiscal year 2009, we were required to provide additional deferred taxes on the earnings of Groupe Smithfield previously deferred under Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes—Special Areas” (APB 23), as well as on inherent gains related to the pre-merger holdings of Groupe Smithfield and Campofrío. The remaining foreign subsidiary net earnings that are considered permanently reinvested are immaterial.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

(in millions)
Balance as of April 29, 2007	$43.3
Additions for tax positions taken in the current year	5.7
Additions for tax positions taken in prior years	3.4
Additions for tax positions assumed in business combinations	8.9
Settlements with taxing authorities	(18.8)
Lapse of statute of limitations	(1.6)

Balance as of April 27, 2008	40.9
Additions for tax positions taken in the current year	5.7
Additions for tax positions taken in prior years	0.7
Reductions for tax positions taken in prior years	(2.3)
Settlements with taxing authorities	(2.5)
Lapse of statute of limitations	(2.0)

Balance as of May 3, 2009	$40.5

We operate in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and receive audits from various tax authorities. The liability for unrecognized tax benefits included $9.6 million and $8.9 million of accrued interest as of May 3, 2009 and April 27, 2008, respectively. We recognized $0.5 million of net interest expense and $1.0 million of net interest income in income tax expense (benefit) during fiscal 2009 and 2008, respectively. The liability for unrecognized tax benefits included $31.8 million as of May 3, 2009 and $31.6 million as of April 27, 2008, that if recognized, would impact the effective tax rate.

We are currently being audited in several tax jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, we may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. We have concluded all U.S. federal income tax matters through fiscal 2005. We are currently under U.S. federal examination for the 2006 through 2009 tax years.

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions as of May 3, 2009, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $14.5 million within twelve months of May 3, 2009.

NOTE 11: PENSION AND OTHER RETIREMENT PLANS

We provide the majority of our U.S. employees with pension benefits. Salaried employees are provided benefits based on years of service and average salary levels. Hourly employees are provided benefits of stated amounts for each year of service.

The following table presents a reconciliation of the pension benefit obligation, plan assets and the funded status of these pension plans.

	May 3, 2009	April 27, 2008
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,025.9	$1,048.7
Service cost	25.5	28.9
Interest cost	68.6	64.1
Plan amendment	—	1.9
Benefits paid	(62.9)	(59.0)
Acquisitions	—	2.8
Actuarial (gain) loss	(130.7)	(61.5)

Benefit obligation at end of year	926.4	1,025.9

Change in plan assets:
Fair value of plan assets at beginning of year	847.3	860.9
Actual return on plan assets	(252.0)	(2.4)
Employer contributions	53.8	47.8
Benefits paid	(62.9)	(59.0)

Fair value of plan assets at end of year	586.2	847.3

Funded status	$(340.2)	$(178.6)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(329.6)	$(168.4)
Noncurrent pension asset	1.2	0.7
Current pension liability	(11.8)	(10.9)

Net amount recognized at end of year	$(340.2)	$(178.6)

The accumulated benefit obligation for all defined benefit pension plans was $886.5 million as of May 3, 2009, and $983.6 million as of April 27, 2008.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	May 3, 2009	April 27, 2008
	(in millions)
Projected benefit obligation	$910.2	$989.4
Accumulated benefit obligation	870.3	947.1
Fair value of plan assets	568.8	810.1

The following table shows the pre-tax unrecognized items included as components of accumulated other comprehensive income (loss) related to our defined benefit pension plans for the periods indicated.

	May 3, 2009	April 27, 2008
	(in millions)
Unrecognized actuarial loss	$(298.7)	$(114.0)
Unrecognized prior service credit	7.6	7.5

We expect to recognize $20.3 million of the actuarial loss as net periodic pension cost in fiscal 2010.

The following table presents the components of the net periodic pension costs for the periods indicated:

	Fiscal Years
	2009	2008	2007
	(in millions)
Service cost	$25.5	$28.9	$23.6
Interest cost	68.6	64.1	61.0
Expected return on plan assets	(69.7)	(70.6)	(64.8)
Net amortization	6.4	8.1	8.3

Net periodic pension cost	$30.8	$30.5	$28.1

The following table shows our weighted-average assumptions for the periods indicated.

	Fiscal Years
	2009	2008	2007
Discount rate to determine net periodic benefit cost	6.90%	6.25%	6.25%
Discount rate to determine benefit obligation	8.25	6.90	6.25
Expected long-term rate of return on plan assets	8.25	8.25	8.25
Rate of compensation increase	4.00	4.00	4.00

We use an independent third-party actuary to assist in the determination of assumptions used and the measurement of our pension obligation and related costs. We review and select the discount rate to be used in connection with our pension obligation annually. In determining the discount rate, we use the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate to be used by the Company.

To determine the expected long-term return on plan assets, we consider the current and anticipated asset allocations, as well as historical and estimated returns on various categories of plan assets. Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices in order to assess the capital market assumptions. Over the 5-year period ended May 3, 2009 and April 27, 2008, the average rate of return on plan assets was approximately (1.24)% and 10.07% percent, respectively. The decrease in the 5-year average rate of return on pension assets was due to the unprecedented decline in the economy and continuing credit market turmoil during fiscal 2009. We expect that the markets will eventually recover to the assumed long-term rate of return used by the Company. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods.

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

Our pension plan assets are allocated as follows:

	May 3, 2009	April 27, 2008	Target Range
Asset category:
Cash and cash equivalents	5%	6%	0-3%
Equity securities	55	67	46-64
Debt securities	36	24	25-61
Alternative assets	4	3	0-5

Total	100%	100%

As of May 3, 2009 and April 27, 2008, the amount of our common stock included in plan assets was 3,850,837 shares for both years with market values of $33.2 million and $109.7 million, respectively.

Our funding policy is to contribute the minimum amount required under government regulations. Minimum employer contributions to the pension plans are expected to be $76.3 million for fiscal 2010.

Expected future benefit payments are as follows:

Fiscal Year	(in millions)
2010	$65.9
2011	68.0
2012	60.2
2013	63.0
2014	65.6
2015-2019	376.7

We sponsor defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. Our contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $13.7 million, $11.6 million and $9.2 million for fiscal 2009, 2008 and 2007, respectively.

We also provide health care and life insurance benefits for certain retired employees. These plans are unfunded and generally pay covered costs reduced by retiree premium contributions, co-payments and deductibles. We retain the right to modify or eliminate these benefits. We consider disclosures related to these plans immaterial to the consolidated financial statements and related notes.

NOTE 12: SHAREHOLDERS’ EQUITY

Share Repurchase Program

As of May 3, 2009, the board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. As of May 3, 2009, we had 2,873,430 additional shares remaining under the authorization.

Preferred Stock

We have 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.

Stock Options

During fiscal 2009, we adopted the 2008 Incentive Compensation Plan (the Incentive Plan), which replaces the 1998 Stock Incentive Plan and provides for the issuance of non-statutory stock options and other awards to employees, non-employee directors and consultants. Under the Incentive Plan, we grant options for periods not exceeding 10 years and exercisable five years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There are 4,434,897 shares reserved under the Incentive Plan. As of May 3, 2009, there were 4,234,277 shares available for grant under this plan.

Compensation expense for the Incentive Plan was $2.3 million, $2.0 million and $1.3 million for fiscal 2009, 2008 and 2007, respectively. The related income tax benefit recognized was $0.9 million, $0.8 million and $0.5 million, for fiscal 2009, 2008 and 2007, respectively. There was no compensation expense capitalized as part of inventory or fixed assets during fiscal 2009, 2008 or 2007.

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

	Fiscal Years
	2009	2008	2007
Expected annual volatility	25%	27%	26%
Dividend yield	0%	0%	0%
Risk free interest rate	3.96%	4.80%	4.75%
Expected option life (years)	8	8	8

The following table summarizes stock option activity under the incentive plans as of May 3, 2009, and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of April 27, 2008	1,431,100	$26.00
Granted	330,103	22.75
Exercised	(12,000)	16.02
Forfeited	(80,500)	27.04

Outstanding as of May 3, 2009	1,668,703	25.38	5.6	$—

Exercisable as of May 3, 2009	662,703	18.43	2.8	$—

The weighted average grant-date fair value of options granted during fiscal years 2009, 2008 and 2007 was $9.43, $14.21 and $10.41, respectively. The total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was $0.1 million, $3.3 million and $30.1 million, respectively. During fiscal 2007, the retiring Chief Executive Officer exercised 2 million options.

As of May 3, 2009, there was $5.2 million of total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 2 years. The total fair value of stock options vested during fiscal 2009, 2008 and 2007 was $0.2 million, $1.2 million and $16.3 million, respectively.

Performance Share Units

The Incentive Plan also provides for the issuance of performance share units to reward employees for the achievement of performance goals. In fiscal 2009, we granted a total of 160,000 performance share units. The performance share units have a five-year term and each performance share unit represents and has a value equal to one share of our common stock. The performance share units vest in 20% increments once the volume-weighted average of the closing price of our common stock for 15 consecutive trading days equals or exceeds $26, $32, $38, $44 and $50. In addition to these vesting requirements, a participant must generally be employed by us one year from the date of grant for the performance share units granted to such participant to vest. Payment of the vested performance share units shall be in our common stock. As of May 3, 2009, none of the performance share units were vested.

The fair value of the performance share units was estimated on the date of grant using a Monte-Carlo Simulation technique. The weighted average grant-date fair value of the performance share units was $12.13. We recognized compensation expense related to the performance share units of approximately $1.6 million for fiscal 2009. The related income tax benefit recognized was $0.6 million. As of May 3, 2009, there was approximately $0.3 million of total unrecognized compensation cost related to the performance share units, which is expected to be recognized in the first quarter of fiscal 2010.

Call Spread Transactions

In connection with the issuance of the Convertible Notes (see Note 8—Debt), we entered into separate convertible note hedge transactions with respect to our common stock to minimize the impact of potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions.

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

Under EITF 00-19 and other relevant literature, the Call Spread Transactions meet the criteria for classification as equity instruments. As a result, we recorded the purchase of the call options as a reduction to additional paid-in capital and the proceeds of the warrants as an increase to additional paid-in capital. In accordance with EITF 00-19, subsequent changes in fair value of those instruments are not recognized in the financial statements as long as the instruments continue to meet the criteria for equity classification.

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

CGC Share Issuance

In October 2008 (fiscal 2009), we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments. See Note 3—Dispositions for further discussion of this transaction.

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

During fiscal 2009, the Supplemental Plan purchased 766,687 shares of our common stock at an average price of $14.45 per share. As of May 3, 2009, the Supplemental Plan held 2,616,687 shares of our common stock at an average cost of $23.75.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, consist of:

	May 3, 2009	April 27, 2008
	(in millions)
Foreign currency translation	$(127.6)	$132.4
Pension and other post-retirement benefits	(183.8)	(61.9)
Hedge accounting	(77.1)	(5.1)

Accumulated other comprehensive income (loss)	$(388.5)	$65.4

NOTE 13: FAIR VALUE MEASUREMENTS

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires us to consider and reflect the assumptions of market participants in fair value calculations. These factors include nonperformance risk (the risk that the obligation will not be fulfilled) and credit risk, both of the reporting entity (for liabilities) and of the counterparty (for assets). These factors were not previously considered in fair value calculations. In addition, SFAS 157 expands the fair value disclosure requirements of other accounting pronouncements to require, among other things, disclosure of the methods and assumptions used to measure fair value as well as the earnings impact of certain fair value measurement techniques. We use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability. These valuation approaches incorporate inputs such as observable, independent market data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

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

When available, we use quoted market prices to determine fair value and we classify such measurements within Level 1. In some cases where market prices are not available, we make use of observable market based inputs (i.e. Bloomberg and commodity exchanges) to calculate fair value, in which case the measurements are classified within Level 2.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were measured at fair value on a recurring basis as of May 3, 2009. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives	$3.7	$—	$3.7	$—
Cash surrender value of life insurance policies	23.5	23.5	—	—

Total	$27.2	$23.5	$3.7	$—

Liabilities
Derivatives	$37.0	$1.8	$35.2	$—

NOTE 14: RELATED PARTY TRANSACTIONS

The following table presents amounts owed from and to related parties as of May 3, 2009 and April 27, 2008:

	May 3, 2009	April 27, 2008
	(in millions)
Current receivables from related parties	$27.8	$20.4
Non-current receivables from related parties	16.5	15.9

Total receivables from related parties	$44.3	$36.3

Current payables to related parties	$11.8	$13.0
Non-current payables to related parties	4.8	3.3

Total payables to related parties	$16.6	$16.3

Wendell Murphy, a director of ours, is an owner of Murfam Enterprises, LLC (Murfam) and DM Farms, LLC both of which own hog production farms. These farms produce hogs under contract to us. Murfam also produces and sells feed ingredients to us. In fiscal 2009, 2008 and 2007, we paid $26.2 million, $25.1 million and $22.1 million, respectively, to these entities for the production of hogs and feed ingredients.

Wendell Murphy also has immediate family members who hold ownership interests in Arrowhead Farms, Inc., Enviro-Tech Farms, Inc., Golden Farms, Inc., Lisbon 1 Farm, Inc., Murphy-Honour Farms, Inc., PSM Associates LLC, Pure Country Farms, LLC, Stantonsburg Farm, Inc., Triumph Associates LLC and Webber Farms, Inc. These farms either produce and sell hogs to us or produce and sell feed ingredients to us. In fiscal 2009, 2008 and 2007, we paid $20.6 million, $20.0 million and $24.4 million, respectively, to these entities for hogs and feed ingredients.

The chief executive officer of our Hog Production segment holds a 33% ownership interest in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the Hog Production segment. In fiscal 2009, 2008 and 2007, we paid $7.3 million, $7.5 million and $7.1 million, respectively, to JCT for the production of hogs. In fiscal 2009, 2008 and 2007, we received $3.2 million, $3.0 million and $2.6 million, respectively, from JCT for reimbursement of associated farm and other support costs.

As described in Note 3—Dispositions, immediately preceding the closing of the JBS transaction we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments. After this transaction, CGC is now a beneficial owner of approximately 9% of our common stock. Paul J. Fribourg, a member of our board of directors, is Chairman, President and Chief Executive Officer of CGC. Michael Zimmerman, an advisory director of the Company, is Executive Vice President and Chief Financial Officer of CGC.

We believe that the terms of the foregoing arrangements were no less favorable to us than if entered into with unaffiliated companies.

NOTE 15: REGULATION AND LITIGATION

Like other participants in the industry, we are subject to various laws and regulations administered by federal, state and other government entities, including the United States Environmental Protection Agency (EPA) and corresponding state agencies, as well as the United States Department of Agriculture, the Grain Inspection, Packers and Stockyard Administration, the United States Food and Drug Administration, the United States Occupational Safety and Health Administration, the Commodities and Futures Trading Commission and similar agencies in foreign countries.

We from time to time receive notices and inquiries from regulatory authorities and others asserting that we are not in compliance with such laws and regulations. In some instances, litigation ensues. In addition, individuals may initiate litigation against us.

MISSOURI LITIGATION

PSF is a wholly-owned subsidiary that we acquired on May 7, 2007 when a wholly-owned subsidiary of ours merged with and into PSF. As a result of the acquisition of PSF and through other separate acquisitions of our common stock, Continental Grain Company (CGC, formerly ContiGroup Companies, Inc.) is now nearly a 9% beneficial owner of our common stock. Paul J. Fribourg, CGC’s Chairman, President and CEO, is now a director of ours and Michael J. Zimmerman, CGC’s Executive Vice President and Chief Financial Officer, is now an advisory director to the Company.

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

On March 1, 2007, the court severed the claims of the remaining Adwell plaintiffs into separate actions and ordered that they be consolidated for trial by household. In the second Adwell trial, a jury trial involving three plaintiffs resulted in a jury verdict in December 2007 in favor of PSF and CGC as to all claims. On July 8, 2008, the court reconsolidated the claims of the remaining 49 Adwell plaintiffs for trial by farm. On February 6, 2009, the court also ordered that the Adwell plaintiffs living around each of the three farms at issue will be further divided into two groups based on the time periods covered by their claims. As a result, there may be as many as six additional trials in the Adwell cases, two for each farm. However, the court left open the possibility for reconsolidation on a farm-by-farm basis in the future.

The court has scheduled the next Adwell trial, which will resolve the claims of 13 to 15 plaintiffs who live near Homan farm, to commence on February 1, 2010. The court has also scheduled another Adwell trial, which will resolve the claims of certain plaintiffs who live near Scott Colby farm, to commence on January 31, 2011.

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

In May 2004, two additional nuisance suits were filed in the Circuit Court of Daviess County, Missouri entitled Vernon Hanes, et al. v. PSF, et al. and Steve Hanes et al. v. PSF, et al. Plaintiffs in the Vernon Hanes case allege nuisance, negligence, violation of civil rights, and negligence of contractor. In addition, plaintiffs in both the Vernon and Steve Hanes cases assert personal injury and property damage claims. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees, as well as injunctive relief. On March 28, 2008, plaintiffs in the Vernon Hanes case voluntarily dismissed all claims without prejudice. A new petition was filed by the Vernon Hanes plaintiffs on April 14, 2008, alleging nuisance, negligence and trespass against six defendants, including us. The Vernon Hanes case was transferred to DeKalb County and has been set for trial to commence on August 2, 2010.

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

Following the initial transfers, plaintiffs filed motions to transfer each of the cases back to Jackson County. Those motions were denied in all nine cases, but seven cases were transferred to neighboring counties pursuant to Missouri’s venue rules. Following all transfers, Herrold cases were pending in Chariton, Clark, DeKalb, Harrison, Jackson, Linn, and Nodaway counties. Plaintiffs agreed to file Amended Petitions in all cases except Jackson County; however, Amended Petitions have been filed in only Chariton, Clark, Harrison and Nodaway counties. Pursuant to notices of dismissal filed by plaintiffs on January 6, February 23 and April 10, 2009, all cases in Nodaway County have been dismissed. Discovery is now proceeding in the remaining cases where Amended Petitions have been filed.

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

In May 2007, the same lead lawyer who filed the Adwell, Bounds, Herrold and Torrey lawsuits filed a nuisance lawsuit entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Vernon County, Missouri. Murphy-Brown, LLC, Murphy Farms, LLC, Murphy Farms, Inc. and we have all been named as defendants. The other seven named defendants include Murphy Family Ventures, LLC, DM Farms of Rose Hill, LLC, and PSM Associates, LLC, which are entities affiliated with Wendell Murphy, a director of ours, and/or his family members. Initially there were 13 plaintiffs in the lawsuit, but the claims of two plaintiffs were voluntarily dismissed without prejudice. All remaining plaintiffs are current or former residents of Vernon and Barton Counties, Missouri, each of whom claims to live or have lived near swine farms presently or previously owned or managed by the defendants. Plaintiffs allege that odors from these farms interfered with the use and enjoyment of their respective properties. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees. Defendants have filed responsive pleadings and discovery is ongoing.

In July 2008, the same lawyers who filed the Adwell, Bounds, Herrold, Torrey and Cooper lawsuits filed a nuisance lawsuit entitled John Arnold, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Daviess County, Missouri. The Company, two of our subsidiaries, PSF and KC2 Real Estate LLC, and one employee were all named as defendants. There were three plaintiffs in the lawsuit, who are residents of Daviess County and who claimed to live near swine farms owned or operated by defendants. Plaintiffs alleged that odors from these farms interfere with the use and enjoyment of their properties. On April 20, 2009, plaintiffs voluntarily dismissed this case without prejudice.

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

NOTE 16: REPORTING SEGMENTS

Our business consists of various operating segments as defined by SFAS 131 “Disclosures about Segments of an Enterprise and Related Information.” These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate operating segments which have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments based on a combination of factors, including products produced and geographic areas of operations. We conduct our operations through five reportable segments: Pork, International, Hog Production, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. As discussed in Note 3—Dispositions, we sold our Beef operations, which are now being reported as discontinued operations.

Pork Segment

The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Pork segment produces a wide variety of fresh pork and packaged meats products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. Fresh pork products include loins, butts, picnics and ribs, among others. Packaged meats products include smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage.

The following table shows the percentages of Pork segment revenues derived from packaged meats, fresh pork and other products for the fiscal years indicated.

	Fiscal Years
	2009	2008	2007
Packaged meats	59%	57%	59%
Fresh pork	40	41	39
Other products(1)	1	2	2

	100%	100%	100%

(1)	Includes by-products and rendering.

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

	Fiscal Years
	2009	2008	2007
Packaged meats	34%	41%	34%
Fresh pork	31	19	23
Other products(1)	35	40	43

	100%	100%	100%

(1)	Includes poultry, beef, by-products and rendering

Hog Production Segment

The Hog Production segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Hog Production segment operates numerous facilities with approximately 1.1 million sows producing about 20 million market hogs annually. In addition, through our joint ventures, we have approximately 90,000 sows producing about 1.7 million market hogs annually. Domestically, the Hog Production segment produces approximately 45% of the Pork segment’s live hog requirements. The Hog Production segment produces approximately 76% of the International segment’s live hog requirements. We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). All SPG hogs are processed internally.

The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally, and other products for the fiscal years indicated.

	Fiscal Years
	2009	2008	2007
Internal hog sales	82%	81%	77%
External hog sales	15	17	21
Other products(2)	3	2	2

	100%	100%	100%

(2)	Consists primarily of feed

Other Segment

The Other segment is comprised of our turkey production operations, our 49% interest in Butterball, our live cattle operations and our interest in live cattle operations.

Corporate Segment

The Corporate segment provides management and administrative services to support our other segments.

The following tables present information about the results of operations and the assets of our reportable segments for the fiscal years presented. The information contains certain allocations of expenses that we deem reasonable and appropriate for the evaluation of results of operations. We do not allocate income taxes to segments. Segment assets exclude intersegment account balances as we believe that inclusion would be misleading or not meaningful. We believe all intersegment sales are at prices that approximate market.

	Fiscal Years
	2009	2008	2007
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Pork	$10,450.9	$9,627.5	$7,933.9
International	1,398.2	1,224.5	954.6
Hog Production	2,750.9	2,399.3	1,787.0
Other	250.8	148.8	132.3

Total segment sales	14,850.8	13,400.1	10,807.8

Intersegment sales—
Pork	(43.9)	(53.3)	(31.2)
International	(63.8)	(58.2)	(43.8)
Hog Production	(2,255.4)	(1,937.4)	(1,373.5)

Total intersegment sales	(2,363.1)	(2,048.9)	(1,448.5)

Consolidated sales	$12,487.7	$11,351.2	$9,359.3

Depreciation and amortization:
Pork	$140.5	$136.8	$126.3
International	25.2	21.2	18.6
Hog Production	99.8	102.1	55.8
Other	0.4	0.4	0.5
Corporate	4.6	3.7	4.3

Consolidated depreciation and amortization	$270.5	$264.2	$205.5

Interest expense:
Pork	$76.6	$86.2	$72.8
International	29.1	21.6	14.8
Hog Production	74.4	35.8	5.4
Other	2.7	0.3	(0.2)
Corporate	26.3	40.9	40.8

Consolidated interest expense	$209.1	$184.8	$133.6

Equity in (income) loss of affiliates:
Pork	$(3.0)	$(2.3)	$(1.4)
International	1.9	(46.5)	(25.4)
Hog Production	16.3	10.6	3.1
Other	34.9	(23.8)	(24.5)
Corporate	—	—	—

Consolidated equity in (income) loss of affiliates	$50.1	$(62.0)	$(48.2)

Operating profit (loss):
Pork	$395.2	$449.4	$218.6
International	34.9	76.9	36.8
Hog Production	(521.2)	(98.1)	211.4
Other	(46.6)	28.2	40.8
Corporate	(86.2)	(59.6)	(84.9)

Consolidated operating profit (loss)	$(223.9)	$396.8	$422.7

	May 3, 2009	April 27, 2008	April 29, 2007
	(in millions)
Segment Asset Information
Total assets:
Pork	$2,571.3	$2,864.8	$2,463.2
International	1,083.0	1,420.0	1,024.3
Hog Production	2,679.2	3,095.3	1,875.2
Other	186.5	300.0	401.7
Corporate	682.5	531.3	585.2
Assets of discontinued operations held for sale	—	656.5	619.0

Consolidated total assets	$7,202.5	$8,867.9	$6,968.6

Investments:
Pork	$15.5	$13.5	$13.2
International	450.1	529.6	401.5
Hog Production	17.7	33.0	36.1
Other	87.0	88.5	77.7
Corporate	31.3	30.0	27.6

Consolidated investments	$601.6	$694.6	$556.1

Capital expenditures:
Pork	$115.1	$167.5	$201.3
International	11.4	43.7	68.3
Hog Production	33.2	233.7	190.3
Corporate	14.8	15.3	0.6
Discontinued operations	7.1	13.5	19.0

Consolidated capital expenditures	$181.6	$473.7	$479.5

The following table shows the change in the carrying amount of goodwill by reportable segment:

	Pork	Int’l.	HP	Other	Total
	(in millions)
Balance, April 29, 2007	$193.8	$127.6	$175.7	$19.5	$516.6
Acquisitions(1)	32.8	6.1	276.3	—	315.2
Other goodwill adjustments(2)	(6.8)	38.7	0.9	—	32.8

Balance, April 27, 2008	219.8	172.4	452.9	19.5	864.6
Acquisitions(3)	—	7.1	—	—	7.1
Other goodwill adjustments(2)	(2.2)	(56.2)	6.7		(51.7)

Balance, May 3, 2009	$217.6	$123.3	$459.6	$19.5	$820.0

(1)	Reflects the acquisition of PSF and amounts related to the acquisition of a business in the International segment.

(2)	Other goodwill adjustments primarily include the effects of foreign currency translation.

(3)	Reflects the acquisition of a business in Romania.

The following table presents our consolidated sales and long-lived assets attributed to operations by geographic area for the fiscal years ended May 3, 2009, April 27, 2008 and April 29, 2007:

	Fiscal Years
	2009	2008	2007
	(in millions)
Sales:
U.S.	$11,149.2	$10,136.2	$7,715.5
International	1,338.5	1,215.0	1,643.8

Total sales	$12,487.7	$11,351.2	$9,359.3

	May 3, 2009	April 27, 2008	April 29, 2007
	(in millions)
Long-lived assets:
U.S.	$3,240.0	$3,409.5	$2,625.9
International	1,178.0	1,608.4	1,179.1

Total long-lived assets	$4,418.0	$5,017.9	$3,805.0

NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Years
	2009	2008	2007
Supplemental disclosures of cash flow information:
Interest paid	$194.4	$174.5	$148.2

Income taxes paid (received)	$(48.4)	$56.9	$74.1

Non-cash investing and financing activities:
Sale of interest in Groupe Smithfield in exchange for shares of Campofrío	$272.0	$—	$—

Investment in Butterball	$(24.5)	$—	$—

Common stock issued for acquisition	$(60.4)	$(620.2)	$—

NOTE 18: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth	Fiscal Year
	(in millions, except per share data)
Fiscal 2009
Sales	$3,141.8	$3,147.1	$3,348.2	$2,850.6	$12,487.7
Gross profit	196.9	234.4	86.1	115.0	632.4
Operating profit (loss)	2.5	1.0	(135.5)	(91.9)	(223.9)
Income (loss) from continuing operations	(28.5)	(30.0)	(105.5)	(78.8)	(242.8)
Income from discontinued operations	15.9	34.2	2.4	—	52.5
Net income (loss)	(12.6)	4.2	(103.1)	(78.8)	(190.3)

Income (loss) per common share:(1)
Basic:
Continuing operations	$(.21)	$(.21)	$(.73)	$(.55)	$(1.72)
Discontinued operations	.12	.24	.01	—	.37

Net income (loss) per basic common share	$(.09)	$.03	$(.72)	$(.55)	$(1.35)

Diluted:
Continuing operations	$(.21)	$(.21)	$(.73)	$(.55)	$(1.72)
Discontinued operations	.12	.24	.01	—	.37

Net income (loss) per diluted common share	$(.09)	$.03	$(.72)	$(.55)	$(1.35)

Fiscal 2008
Sales	$2,616.7	$2,747.0	$3,119.1	$2,868.4	$11,351.2
Gross profit	280.8	287.1	380.7	206.0	1,154.6
Operating profit	128.0	85.4	154.1	29.3	396.8
Income from continuing operations	56.6	23.4	57.4	1.8	139.2
Income (loss) from discontinued operations	(2.0)	(6.0)	(2.9)	0.6	(10.3)
Net income	54.6	17.4	54.5	2.4	128.9

Income (loss) per common share:(1)
Basic:
Continuing operations	$.43	$.17	$.43	$.01	$1.04
Discontinued operations	(.02)	(.04)	(.02)	.01	(.08)

Net income per basic common share	$.41	$.13	$.41	$.02	$.96

Diluted:
Continuing operations	$.43	$.17	$.43	$.01	$1.04
Discontinued operations	(.02)	(.04)	(.02)	.01	(.08)

Net income per diluted common share	$.41	$.13	$.41	$.02	$.96

(1)

Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.

Schedule II

SMITHFIELD FOODS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED May 3, 2009

(in millions)

Column A	Column B	Column C Additions			Column D	Column E
Description	Balance at Beginning of Year	Charged to Income	Other Accounts	Acquisition Reserves(1)	Deductions	Balance at End of Year
Reserve for uncollectible accounts receivable:
Fiscal year ended May 3, 2009	$8.1	$4.2	$(1.0)	$—	$(1.4)	$9.9
Fiscal year ended April 27, 2008	4.9	2.7	0.4	1.0	(0.9)	8.1
Fiscal year ended April 29, 2007	8.9	2.4	(1.9)	—	(4.5)	4.9

Reserve for obsolete inventory:
Fiscal year ended May 3, 2009	$16.2	$12.4	$(2.5)	$—	$(5.1)	$21.0
Fiscal year ended April 27, 2008	13.4	8.7	0.1	0.1	(6.1)	16.2
Fiscal year ended April 29, 2007	11.9	4.1	0.4	—	(3.0)	13.4

(1)	Acquisition reserves represent the reserves recorded in connection with the creation of the opening balance sheets of entities acquired during the fiscal period indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of May 3, 2009. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of May 3, 2009.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 3, 2009. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation under the framework in Internal Control—Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of May 3, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an attestation report on our internal control over financial reporting. Their attestation report on our internal control over financial reporting and their attestation report on the audit of the consolidated financial statements are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the quarter ended May 3, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our executive officers is included in Part I of this Annual Report on Form 10-K.

All other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on August 26, 2009 under the headings entitled “Nominees for Election to Three-Year Terms,” “Directors whose Terms do not Expire this Year,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on August 26, 2009 under the headings (including the narrative disclosures following a referenced table) entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Estimated Payments Upon Severance or Change-in-Control,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on August 26, 2009 under the headings entitled “Principal Shareholders,” “Common Stock Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on August 26, 2009 under the headings entitled “Related Party Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on August 26, 2009 under the headings entitled “Audit Committee Report” and “Ratification of Selection of Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements:

•	Consolidated Statements of Income for the Fiscal Years 2009, 2008 and 2007

•	Consolidated Balance Sheets for the Fiscal Years 2009 and 2008

•	Consolidated Statements of Cash Flows for the Fiscal Years 2009, 2008 and 2007

•	Consolidated Statements of Shareholders’ Equity for the Fiscal Years 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

2. Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts

Certain financial statement schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or related notes filed as part of this report.

3. Exhibits

Exhibit 2.1	—	Agreement and Plan of Merger, dated as of September 17, 2006, among the Company, KC2 Merger Sub, Inc. and Premium Standard Farms, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

Exhibit 2.2	—	Stock Purchase Agreement, dated March 4, 2008, by and among Smithfield Foods, Inc., and JBS S.A. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2008).

Exhibit 2.3(a)	—	Purchase Agreement, dated March 4, 2008, by and among Continental Grain Company, ContiBeef LLC, Smithfield Foods, Inc., and MF Cattle Feeding, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2008).

Exhibit 2.3(b)	—	Amendment, dated October 23, 2008, to the Purchase Agreement, dated as of March 4, 2008, by and among Continental Grain Company, ContiBeef LLC, Smithfield Foods, Inc. and MF Cattle Feeding, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2008).

Exhibit 3.1	—	Articles of Amendment effective August 29, 2001 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on September 12, 2001).

Exhibit 3.2	—	Amendment to the Bylaws effective August 27, 2008, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 4.1(a)	—	Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004, among the Company and each of the Purchasers listed on Annex 1 thereto, relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 9, 2004).

Exhibit 4.1(b)	—	Amendment Agreement No. 1 dated as of February 15, 2005, among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004 relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 10, 2005).

Exhibit 4.1(c)	—	Amendment Agreement No. 2 dated as of October 1, 2007, among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004 relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 7, 2007).

Exhibit 4.1(d)	—	Amendment dated as of October 26, 2007, among the Company and each of the Current Holders listed on Annex No. 1 thereto, relating to the Second Amended and Restated Note Purchase Agreement dated as of October 29, 2004 relating to $225,000,000 in senior secured notes, series I through L (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 7, 2007).

Exhibit 4.2	—	Indenture between the Company and U.S. Bank, National Association (successor to SunTrust Bank), as trustee, dated October 23, 2001 regarding the issuance by the Company of $300,000,000 senior notes (incorporated by reference to Exhibit 4.3(a) to the Company’s Registration Statement on Form S-4 filed with the SEC on November 30, 2001).

Exhibit 4.3	—	Rights Agreement, dated as of May 30, 2001, between the Company and ComputerShare Investor Services, LLC, Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.4	—	Indenture between the Company and SunTrust Bank, as trustee, dated May 21, 2003 regarding the issuance by the Company of $350,000,000 senior notes (incorporated by reference to Exhibit 4.11(a) to the Company’s Annual Report on Form 10-K filed with the SEC on July 23, 2003).

Exhibit 4.5	—	Indenture between the Company and U.S. Bank National Association (successor to SunTrust Bank), as trustee, dated August 4, 2004 regarding the issuance by the Company of senior notes (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2004).

Exhibit 4.6(a)	—	Revolving Credit Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors from time to time party thereto, Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc., as syndication agent, joint lead arranger and joint bookrunner and JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, relating to a $1,275,000,000 secured revolving credit facility (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2005).

Exhibit 4.6(b)	—	Security Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors identified therein, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the Company’s revolving credit agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2005).

Exhibit 4.6(c)	—	First Amendment, dated as of July 28, 2006, to Revolving Credit Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors from time to time party thereto, the lenders from time to time party thereto, Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc., as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 4.6(d)	—	Second Amendment dated June 25, 2008 to Revolving Credit Agreement dated as of August 19, 2005 among the Company, the Subsidiary Guarantors from time to time party thereto, the lenders from time to time party thereto, Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc., as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent, relating to a $1,300,000,000 secured revolving credit facility, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2008).

Exhibit 4.6(e)	—	Third Amendment, dated as of January 30, 2009, to the Revolving Credit Agreement, dated as of August 19, 2005, among the Company, the Subsidiary Guarantors from time to time party thereto, the lenders from time to time party thereto, Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc., as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent, relating to a $1,300,000,000 secured revolving credit facility, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009).

Exhibit 4.6(f)*	—	Waiver, dated as of June 22, 2009, to the Revolving Credit Agreement, dated as of August 19, 2005, among the Company, the Subsidiary Guarantors from time to time party thereto, the lenders from time to time party thereto, Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc., as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent, relating to a $1,300,000,000 secured revolving credit facility, as amended.

Exhibit 4.7(a)	—	Multicurrency Revolving Facility Agreement dated August 22, 2006 between Smithfield Foods, Inc., Smithfield Capital Europe BV, the subsidiary guarantors party thereto, the lenders party thereto, BNP Paribas and Societe Generale Corporate & Investment Banking as lead arrangers, and Societe Generale as facility agent and security agent relating to a €300,000,000 secured revolving credit facility (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2006).

Exhibit 4.7(b)	—	Amendment dated August 13, 2007 to Multicurrency Revolving Facility Agreement dated August 22, 2006 between Smithfield Foods, Inc., Smithfield Capital Europe BV, the subsidiary guarantors party thereto, the lenders party thereto, BNP Paribas and Société Générale Corporate & Investment Banking as lead arrangers, and Société Générale as facility agent and security agent relating to a €300,000,000 secured revolving credit facility (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 4.7(c)	—	Agreement for Financial and Registered Pledges over the Shares in Prima Farms Sp. z o.o., dated October 26, 2007, between Smithfield Foods, Inc., as a pledgor, and Société Générale, as a pledgee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 4.7(d)	—	Shares Pledge Agreement, dated October 26, 2007, by and between Smithfield International Investments, Inc. and Cold Field Investments LLC, as pledgors, Société Générale, as security agent, and Smithfield Romania S.R.L. (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 4.7(e)	—	Shares Pledge Agreement, dated October 26, 2007, by and between Smithfield Romania S.R.L. and Smithfield International Investments, Inc., as pledgors, Société Générale, as security agent, and Smithfield Procesare S.R.L. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 4.7(f)	—	Amendment dated June 26, 2008 to Multicurrency Revolving Facility Agreement dated August 22, 2006 between Smithfield Foods, Inc., Smithfield Capital Europe BV, the subsidiary guarantors party thereto, the lenders party thereto, BNP Paribas and Société Générale Corporate & Investment Banking as lead arrangers, and Société Générale as facility agent and security agent relating to a €300,000,000 secured revolving credit facility (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2008).

Exhibit 4.7(g)	—	€300,000,000 Multicurrency Revolving Facility Agreement dated August 22, 2006 (as amended and restated by a Supplemental Agreement dated February 11, 2009) among Smithfield Capital Europe, B.V., as borrower, Smithfield Foods, Inc., as guarantor, certain other obligors, BNP Paribas and Société Générale, as arrangers, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2009).

Exhibit 4.8(a)	—	Registration Rights Agreement, dated May 7, 2007, among the Company and ContiGroup Companies, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2007).

Exhibit 4.8(b)	—	Amendment No. 1, dated as of October 23, 2008, to the Registration Rights Agreement, dated as of May 7, 2007, by and between Smithfield Foods, Inc. and Continental Grain Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2008).

Exhibit 4.9(a)	—	Indenture—Senior Debt Securities, dated June 1, 2007, between the Company and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.10(a) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.9(b)	—	First Supplemental Indenture to the Indenture—Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of June 22, 2007 regarding the issuance by the Company of the 2007 7.750% Senior Notes due 2017 (incorporated by reference to Exhibit 4.10(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.9(c)	—	Second Supplemental Indenture to the Indenture—Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of July 8, 2008 regarding the issuance by the Company of the 2008 4.00% Convertible Senior Notes due 2013 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 4.10(a)	—	Credit Agreement, dated as of August 29, 2008, among Smithfield Foods, Inc., the lenders from time to time party thereto, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 4.10(b)	—	First Amendment, dated February 27, 2009, to the Credit Agreement, dated as of August 29, 2008, among the Company, the lender party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2009).

Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1**	—	Smithfield Foods, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K Annual Report for the fiscal year ended May 2, 1993).

Exhibit 10.2(a)**	—	Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K Annual Report filed with the SEC on July 30, 1998).

Exhibit 10.2(b)**	—	Amendment No. 1 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2000 (incorporated by reference to Exhibit 10.6(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.2(c)**	—	Amendment No. 2 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2001 (incorporated by reference to Exhibit 10.6(c) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.2(d)**	—	Form of Nonstatutory Stock Option Agreement for the Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3(d) to the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2005).

Exhibit 10.3**	—	Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005).

Exhibit 10.4(a)	—	Contribution Agreement, dated June 29, 2006, among Tarvalón, S.L., SFDS Global Holdings BV (a wholly-owned subsidiary of the Company), OCM Luxembourg EPOF SARL (a wholly-owned subsidiary of Oaktree Capital Management LLC), and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2006).

Exhibit 10.4(b)	—	Amended and Restated Contribution Agreement, dated as of August 7, 2006, by and among Tarvalón, S.L., Groupe Smithfield S.L. (then known as Bacarreto, S.L.), SFDS Global Holdings BV, OCM Luxembourg EPOF Meats Holdings SARL, OCM Luxembourg OPPS Meats Holdings SARL, OCM Luxembourg EPOF SARL, and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.4(c)	—	Earn-Out Agreement, dated as of August 7, 2006, by and among OCM Luxembourg EPOF Meats Holdings SARL, OCM Luxembourg OPPS Meats Holdings SARL, SFDS Global Holdings BV, and Groupe Smithfield S.L. (then known as Bacarreto, S.L.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.4(d)	—	Stockholders Agreement, dated as of August 7, 2006, among Groupe Smithfield S.L. (then known as Bacarreto, S.L.), SFDS Global Holdings BV, OCM Luxembourg EPOF Meats Holdings SARL, and OCM Luxembourg OPPS Meats Holdings SARL (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006).

Exhibit 10.5**	—	Consulting Agreement, dated August 30, 2006, by and between the Company and Joseph W. Luter, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 10.6* **	—	Compensation for Non-Employee Directors as of May 3, 2009.

Exhibit 10.7(a)	—	Uncommitted Line of Credit Agreement, dated as of May 16, 2008, between Smithfield Foods, Inc., The Smithfield Packing Company, Incorporated and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

Exhibit 10.7(b)	—	Security Agreement, dated as of May 16, 2008, by and between The Smithfield Packing Company, Incorporated in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

Exhibit 10.7(c)	—	Deed of Trust, Assignment of Leases and Security Agreement, dated as of May 16, 2008, by and among The Smithfield Packing Company, Incorporated, as grantor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

Exhibit 10.8	—	Purchase Agreement, dated as of June 30, 2008, among Smithfield Foods, Inc., Starbase International Limited and COFCO (Hong Kong) Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 10.9	—	Merger Protocol, dated June 30, 2008, between Campofrío Alimentación, S.A. and Groupe Smithfield Holdings, S.L. and others (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 10.10(a)	—	Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.10(b)	—	Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.10(c)	—	Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.10(d)	—	Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.10(e)	—	Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.10(f)	—	Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.10(g)	—	Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.10(h)	—	Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.10(i)	—	Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated as of July 1, 2008 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.10(j)	—	Confirmation for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated July 1, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.10(k)	—	Confirmation for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated July 1, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.10(l)	—	Confirmation for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated July 1, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.11(a)**	—	Smithfield Foods, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 10.11(b)**	—	Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 10.12**	—	Compensation for Named Executive Officers for fiscal 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 21*	—	Subsidiaries of the Company.

Exhibit 23.1*	—	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: SMITHFIELD FOODS, INC.

By:	/s/ C. LARRY POPE
C. Larry Pope President and Chief Executive Officer

Date: June 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH W. LUTER, III Joseph W. Luter, III	Chairman of the Board and Director	June 22, 2009

/s/ C. LARRY POPE C. Larry Pope	President, Chief Executive Officer and Director	June 23, 2009

/s/ ROBERT W. MANLY, IV Robert W. Manly, IV	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 23, 2009

/s/ KENNETH M. SULLIVAN Kenneth M. Sullivan	Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 23, 2009

/s/ ROBERT L. BURRUS, JR. Robert L. Burrus, Jr.	Director	June 22, 2009

/s/ CAROL T. CRAWFORD Carol T. Crawford	Director	June 22, 2009

/s/ PAUL J. FRIBOURG Paul J. Fribourg	Director	June 22, 2009

/s/ RAY A. GOLDBERG Ray A. Goldberg	Director	June 22, 2009

/s/ WENDELL H. MURPHY Wendell H. Murphy	Director	June 22, 2009

/s/ DAVID C. NELSON David C. Nelson	Director	June 22, 2009

/s/ GAONING NING Gaoning Ning	Director	June 22, 2009

Signature	Title	Date
/s/ FRANK S. ROYAL, M.D. Frank S. Royal, M.D.	Director	June 22, 2009

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director	June 22, 2009

/s/ PAUL S. TRIBLE, JR. Paul S. Trible, Jr.	Director	June 22, 2009

/s/ MELVIN O. WRIGHT Melvin O. Wright	Director	June 22, 2009