Form 10-Q
period 2009-08-02
SMITHFIELD FOODS INC
filed 2009-09-11
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2009
COMMISSION FILE NUMBER 1-15321

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
At September 4, 2009, 143,576,842 shares of the registrant’s Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended
	August 2, 2009	July 27, 2008
	(unaudited)
Sales	$2,715.3	$3,141.8
Cost of sales	2,616.6	2,946.6
Gross profit	98.7	195.2
Selling, general and administrative expenses	183.8	190.6
Equity in (income) loss of affiliates	(10.3)	2.1
Operating profit (loss)	(74.8)	2.5
Interest expense	60.5	45.3
Loss on debt extinguishment	7.4	-
Loss from continuing operations before income taxes	(142.7)	(42.8)
Income tax benefit	(35.0)	(13.7)
Loss from continuing operations	(107.7)	(29.1)
Income from discontinued operations, net of tax of $9.1	-	15.9
Net loss	$(107.7)	$(13.2)

Income (loss) per basic and diluted share:
Continuing operations	$(.75)	$(.22)
Discontinued operations	-	.12
Net loss	$(.75)	$(.10)

Weighted average basic and diluted shares	143.6	135.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	August 2, 2009	May 3, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$506.6	$119.0
Accounts receivable, net	606.8	595.2
Inventories	1,845.9	1,896.1
Prepaid expenses and other current assets	180.4	207.3
Total current assets	3,139.7	2,817.6

Property, plant and equipment, net	2,392.6	2,410.4
Goodwill	824.1	820.0
Investments	627.0	601.6
Intangible assets, net	391.9	391.7
Other assets	214.0	158.9
Total assets	$7,589.3	$7,200.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$28.3	$17.5
Current portion of long-term debt and capital lease obligations	270.9	320.8
Accounts payable	393.0	390.2
Accrued expenses and other current liabilities	483.6	558.3
Total current liabilities	1,175.8	1,286.8

Long-term debt and capital lease obligations	3,050.8	2,567.3
Other liabilities	743.1	715.5

Commitments and contingencies

Shareholders' equity:
Smithfield Foods, Inc. shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	-	-
Common stock, $.50 par value, 200,000,000 authorized shares; 143,576,842 issued and outstanding	71.8	71.8
Additional paid-in capital	1,355.2	1,353.8
Stock held in trust	(65.0)	(64.8)
Retained earnings	1,532.4	1,640.1
Accumulated other comprehensive loss	(293.4)	(388.5)
Total Smithfield Foods, Inc. shareholders’ equity	2,601.0	2,612.4
Noncontrolling interests	18.6	18.2
Total shareholders' equity	2,619.6	2,630.6
Total liabilities and shareholders' equity	$7,589.3	$7,200.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	August 2, 2009	July 27, 2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(107.7)	$(13.2)
Adjustments to reconcile net cash flows from operating activities:
Income from discontinued operations, net of tax	-	(15.9)
Impairment of assets	34.1	-
Equity in (income) loss of affiliates	(10.3)	2.1
Depreciation and amortization	61.0	68.9
Changes in operating assets and liabilities and other, net	89.4	(121.1)
Net cash flows from operating activities	66.5	(79.2)

Cash flows from investing activities:
Capital expenditures	(33.5)	(83.4)
Other	7.3	0.3
Net cash flows from investing activities	(26.2)	(83.1)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	604.3	400.0
Principal payments on long-term debt and capital lease obligations	(75.9)	(14.5)
Net repayments on revolving credit facilities and notes payables	(134.8)	(282.8)
Proceeds from the issuance of common stock and stock option exercises	-	122.3
Purchase of call options	-	(88.2)
Proceeds from the sale of warrants	-	36.7
Debt issuance costs	(48.1)	(11.0)
Net cash flows from financing activities	345.5	162.5

Cash flows from discontinued operations:
Net cash flows from operating activities	-	3.8
Net cash flows from investing activities	-	(3.5)
Net cash flows from financing activities	-	-
Net cash flows from discontinued operations activities	-	0.3

Effect of foreign exchange rate changes on cash	1.8	2.0
Net change in cash and cash equivalents	387.6	2.5
Cash and cash equivalents at beginning of period	119.0	57.3
Cash and cash equivalents at end of period	$506.6	$59.8

Non-cash investing and financing activities:
Investment in Butterball	$-	$(24.5)

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

You should read these statements in conjunction with the audited consolidated financial statements and the related notes which are included in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. The enclosed interim consolidated condensed financial information is unaudited. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods.

Unless otherwise stated, the amounts presented in these notes to our consolidated financial statements are based on continuing operations for all fiscal periods included. The three months ended August 2, 2009 correspond to the first quarter of fiscal 2010 and the three months ended July 27, 2008 correspond to the first quarter of fiscal 2009. Certain prior year amounts have changed as a result of the adoption of certain accounting pronouncements as discussed in Note 2—Accounting Changes, and to conform to current year presentations.

NOTE 2: ACCOUNTING CHANGES

SFAS 165

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted SFAS 165 in the first quarter of fiscal 2010. The adoption of SFAS 165 had no impact on our consolidated condensed financial statements. See Note 17—Subsequent Events for SFAS 165 required disclosures.

FSP SFAS 107-1

In April 2009, the FASB issued FASB Staff Position (FSP) No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP 107-1). FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements. We adopted FSP 107-1 in the first quarter of fiscal 2010. See Note 14—Fair Value Measurements for FSP 107-1 required disclosures.

EITF 07-5

In September 2008, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 requires retrospective application with restatement of prior periods. We adopted EITF 07-5 in the first quarter of fiscal 2010 and determined that it had no impact on our consolidated condensed financial statements.

FSP APB 14-1

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. We adopted FSP APB 14-1 in the first quarter of fiscal 2010, and its provisions have been applied retrospectively to all periods presented.

Refer to Note 9—Debt for further discussion of the impact of FSP APB 14-1 on our consolidated condensed financial statements.

SFAS 141R

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and disclosure requirements on how to recognize, measure and present the assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and any goodwill recognized in a business combination. The objective of SFAS 141(R) is to improve the information included in financial reports about the nature and financial effects of business combinations. We adopted SFAS 141(R) in the first quarter of fiscal 2010, and will apply SFAS 141(R) prospectively to all future business combinations. The adoption of SFAS 141(R) did not have a significant impact on our consolidated condensed financial statements, and the impact that its adoption will have on our consolidated condensed financial statements in future periods will depend on the nature and size of any future business combinations.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than as a liability or in the mezzanine section between liabilities and equity. SFAS 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. We adopted SFAS 160 in the first quarter of fiscal 2010, and its provisions are being applied prospectively, except for the consolidated condensed statements of income where income attributable to noncontrolling interests is immaterial for the periods presented. Presentation and disclosure requirements have been applied retrospectively. The adoption of SFAS 160 did not have a significant impact on our consolidated condensed financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. We adopted the provisions of SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2009 and for nonrecurring fair value measurements of nonfinancial assets and liabilities in the first quarter of fiscal 2010. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements. See Note 14— Fair Value Measurements for additional disclosures on fair value measurements.

NOTE 3: DISCONTINUED OPERATIONS

Smithfield Beef, Inc. (Smithfield Beef)

In March 2008 (fiscal 2008), we entered into an agreement with JBS S.A., a company organized and existing under the laws of Brazil (JBS), to sell Smithfield Beef, our beef processing and cattle feeding operation that encompassed our entire Beef segment. In October 2008 (fiscal 2009), we completed the sale of Smithfield Beef for $575.5 million in cash.

The remaining live cattle inventories of Smithfield Beef, which were excluded from the JBS transaction, were sold in the first quarter of fiscal 2010. Our results from the sale of the live cattle inventories that were excluded from the JBS transaction are reported in income from continuing operations in the Other segment.

The results of Smithfield Beef are presented in income from discontinued operations. The following table presents sales, interest expense and net income of Smithfield Beef for the fiscal periods indicated. Interest expense is allocated to discontinued operations based on specific borrowings by the discontinued operations.

	Three Months Ended
	August 2, 2009	July 27, 2008
	(in millions)
Sales	$-	$814.1
Interest expense	-	9.8
Net income	-	17.7

Smithfield Bioenergy, LLC (SBE)

In April 2007 (fiscal 2007), we decided to exit the alternative fuels business and in May 2008 (fiscal 2009), we completed the sale of substantially all of the assets of SBE for $11.5 million. The results of SBE are presented in income from discontinued operations. The following table presents sales, interest expense and net loss of SBE for the fiscal periods indicated:

	Three Months Ended
	August 2, 2009	July 27, 2008
	(in millions)
Sales	$-	$3.8
Interest expense	-	0.8
Net loss	-	(1.8)

NOTE 4: INVENTORIES

Inventories consist of the following:

	August 2, 2009	May 3, 2009
	(in millions)
Live hogs	$885.3	$838.4
Fresh and packaged meats	711.1	789.1
Manufacturing supplies	78.5	72.7
Grains and other	171.0	195.9
Total inventories	$1,845.9	$1,896.1

NOTE 5: DERIVATIVES AND HEDGING ACTIVITIES

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

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133), which requires that all derivatives be recorded in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method). Under SFAS 133, we may elect either method of accounting for our derivative portfolio, assuming all the necessary requirements are met. We have in the past, and will in the future, avail our self of either acceptable method. We believe all of our derivative instruments represent economic hedges against changes in prices and rates, regardless of their designation for accounting purposes.

We do not offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. As of August 2, 2009, prepaid expenses and other current assets included $23.2 million representing the right to reclaim cash collateral under master netting arrangements. We have reviewed our derivative contracts and have determined that they do not contain credit contingent features which would require us to post additional collateral if we did not maintain a credit rating equivalent to what was in place at the time the contracts were entered into.

We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, and therefore our credit risk is not significant. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of August 2, 2009, we had credit exposure of $9.3 million, excluding the effects of netting arrangements. As a result of netting arrangements, our credit exposure was reduced to $5.7 million. No significant concentrations of credit risk existed as of August 2, 2009.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments in the consolidated balance sheets on a gross basis. All grain contracts, livestock contracts and foreign exchange contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated balance sheets, as appropriate. Interest rate contracts are recorded in accrued expenses and other current liabilities or other liabilities, as appropriate.

	Assets		Liabilities
	August 2, 2009	May 3, 2009	August 2, 2009	May 3, 2009
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$15.5	$10.4	$32.0	$17.7
Livestock contracts	6.7	-	-	-
Interest rate contracts	-	0.6	9.6	10.3
Foreign exchange contracts	1.8	2.8	1.1	14.4
Total	24.0	13.8	42.7	42.4

Derivatives using the "mark-to-market" method:
Grain contracts	5.3	10.2	9.4	16.2
Livestock contracts	14.9	21.9	7.0	6.3
Energy contracts	-	-	8.7	13.0
Foreign exchange contracts	1.2	0.3	4.2	1.6
Total	21.4	32.4	29.3	37.1
Total fair value of derivative instruments	$45.4	$46.2	$72.0	$79.5

Hedge Accounting Method

Cash Flow Hedges

We enter into derivative instruments, such as futures, swaps and options contracts to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and the forecasted purchase of corn and soybean meal. We also enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt. In addition, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. We generally do not hedge anticipated transactions beyond twelve months.

When cash flow hedge accounting is applied, derivative gains or losses from these cash flow hedges are recognized as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for grain contracts, sales for lean hog contracts, interest expense for interest rate contracts, and selling, general and administrative expenses for foreign currency contracts.  There were no gains or losses reclassified into earnings for lean hog contracts during the periods presented.

During the first quarter of fiscal 2010, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	-	64,650,000	Bushels
Soybean meal	78,900	253,800	Tons
Lean Hogs	-	121,280,000	Pounds
Interest rate	200,000,000	200,000,000	U.S. Dollars
Foreign currency (1)	55,953,813	102,799,453	U.S. Dollars
__________________

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated financial statements of gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Loss Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008
	(in millions)		(in millions)		(in millions)
Commodity contracts	$(11.7)	$(39.5)	$(59.5)	$0.8	$(2.5)	$(6.1)
Interest rate contracts	2.7	-	(1.5)	-	-	-
Foreign exchange contracts	6.1	0.8	(7.5)	0.8	-	-
Total	$(2.9)	$(38.7)	$(68.5)	$1.6	$(2.5)	$(6.1)

For the first quarter of fiscal 2010 and 2009, foreign exchange contracts were determined to be highly effective. In accordance with SFAS 133, we have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.

As of August 2, 2009 and May 3, 2009, there were deferred net losses of $25.1 million, net of tax of $16.0 million, and $54.4 million, net of tax of $34.6 million, respectively, in accumulated other comprehensive loss related to commodity cash flow hedges. We expect to reclassify $22.7 million ($13.9 million net of tax) of the deferred net losses on closed commodity contracts into earnings within the next twelve months.

Fair Value Hedges

We enter into derivative instruments (primarily futures contracts) that are designed to hedge firm commitments to buy grains. We also enter into interest rate swaps to manage interest rate risk associated with our fixed rate borrowings. When fair value hedge accounting is applied, derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The gains or losses on the derivative instruments and the offsetting losses or gains on the related hedged items are recorded in cost of sales for commodity contracts and interest expense for interest rate contracts.

During the first quarter of fiscal 2010, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	7,510,000	10,705,000	Bushels
Interest rate	-	50,000,000	U.S. Dollars
Foreign Currency (1)	17,766,234	18,765,701	U.S. Dollars
__________________

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gain (Loss) Recognized in Earnings on Derivative		Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008
	(in millions)		(in millions)
Commodity contracts	$2.3	$(2.6)	$(2.0)	$0.1
Interest rate contracts	0.6	2.2	(0.6)	(2.2)
Foreign exchange contracts	1.1	(0.5)	(0.5)	-
Total	$4.0	$(0.9)	$(3.1)	$(2.1)

Mark-to-Market Method

Derivative instruments that are not designated as a hedge, that have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting under SFAS 133, are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings. Under the mark-to-market method, gains and losses are recorded in cost of sales for commodity contracts, and selling, general and administrative expenses for interest rate contracts and foreign exchange contracts.

During the first quarter of fiscal 2010, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	56,280,000	167,800,000	Pounds
Corn	4,273,750	27,560,000	Bushels
Soybean meal	96,350	166,350	Tons
Soybeans	140,000	255,000	Bushels
Wheat	20,000	350,000	Bushels
Live cattle	-	640,000	Pounds
Pork bellies	-	1,080,000	Pounds
Natural gas	4,050,000	4,890,000	Million BTU
Foreign currency (1)	66,063,233	139,031,972	U.S. Dollars
__________________

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended
	August 2, 2009	July 27, 2008
	(in millions)
Commodity contracts	$12.1	$10.6
Interest rate contracts	-	0.2
Foreign exchange contracts	(6.2)	0.4
Total	$5.9	$11.2

NOTE 6: IMPAIRMENT OF LONG-LIVED ASSETS

In June 2009 (fiscal 2010), management made a decision to further reduce our domestic sow herd by 3%, or approximately 30,000 sows, which will be accomplished by ceasing hog production operations and closing certain of our hog farms that were previously acquired in our merger with Premium Standard Farms, Inc. (PSF). In addition, we are currently negotiating the sale of certain other hog farms that were also previously acquired in our merger with PSF.  As a result of these decisions, we analyzed these hog farms as two separate asset groups in the first quarter of fiscal 2010 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

As a result of our analysis, we recorded total impairment charges of $34.1 million in the first quarter of fiscal 2010 to write down the asset groups to their estimated fair values. The impairment charges were recorded in the Hog Production segment. Refer to Note 14—Fair Value Measurements for further discussion.

The farm assets we intend to sell, which consist solely of property, plant and equipment, have been reclassified as held for sale within prepaid expenses and other current assets in the consolidated condensed balance sheets. The carrying amount of that asset disposal group was $27.9 million as of August 2, 2009 and $33.1 million as of May 3, 2009. We expect the sale of these assets to be completed within the next twelve months.

NOTE 7: RESTRUCTURING
In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  As of August 2, 2009, all of the targeted plants had been closed except for Smithfield Packing’s Smithfield South plant, which is expected to close by the end of the third quarter of fiscal 2010. The other restructuring initiatives are ongoing and are expected to be completed by the end of the second quarter of fiscal 2010.

The following table summarizes the balance of accrued expenses, the cumulative expense incurred to date and the expected remaining expenses to be incurred related to the Restructuring Plan by major type of cost. All of these charges were recorded in the Pork segment.

	Accrued Balance May 3, 2009	Current Period Expense	Payments	Accrued Balance August 2, 2009	Cumulative Expense-to-Date	Estimated Remaining Expense
Restructuring charges:	(in millions)
Employee severance and related benefits	$11.9	$(0.2)	$(0.8)	$10.9	$12.1	$1.0
Other associated costs	0.5	6.5	(5.2)	1.8	8.2	15.3
Total restructuring charges	$12.4	$6.3	$(6.0)	$12.7	20.3	$16.3

Impairment charges:
Property, plant and equipment					69.4
Inventory					4.8
Total impairment charges					74.2
Total restructuring and impairment charges					$94.5

Employee severance and related benefits primarily include employee severance benefits, which were accrued in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43,” and an estimated obligation for the partial withdrawal from a multiemployer pension plan.   Other associated costs consist primarily of plant consolidation, asset disposal costs and plant wind-down expenses, all of which are expensed as incurred. Of the $6.3 million of restructuring charges recorded in the first quarter of fiscal 2010, $4.7 million was recorded in cost of sales with the remainder recorded in selling, general and administrative expenses. Substantially all of the estimated remaining expenses are expected to be incurred through the end of fiscal 2010.

NOTE 8: INVESTMENTS

Investments consist of the following:

Equity Investment	% Owned	August 2, 2009	May 3, 2009
		(in millions)
Campofrío Food Group (CFG) (1)	37%	$436.1	$417.8
Butterball, LLC (Butterball)	49%	77.6	78.2
Mexican joint ventures	50%	60.6	53.9
Other	Various	52.7	51.7
Total investments		$627.0	$601.6
___________________

(1)
Prior to the third quarter of fiscal 2009, we owned 50% of Groupe Smithfield S.L. (Groupe Smithfield) and 24% of Campofrío Alimentación, S.A. (Campofrío).  Those entities merged in the third quarter of fiscal 2009 to form CFG, of which we currently own 37%.  The amounts presented for CFG throughout this Quarterly Report on Form 10-Q represent the combined historical results of Groupe Smithfield and Campofrío.

Equity in (income) loss of affiliates consists of the following:

		Three Months Ended
Equity Investment	Segment	August 2, 2009	July 27, 2008
		(in millions)
Butterball	Other	$0.6	$6.5
CFG (1)	International	(3.6)	3.7
Mexican joint ventures	Various	(5.6)	(7.4)
All other equity method investments	Various	(1.7)	(0.7)
Equity in (income) loss of affiliates		$(10.3)	$2.1
____________________

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

During the first quarter of fiscal 2010, we received a cash dividend from CFG totaling approximately $16.6 million.

As of August 2, 2009, we held 37,811,302 shares of CFG common stock. The stock was valued at €6.70 per share (approximately $9.55 per share) on the close of the last day of trading before the end of our first quarter of fiscal 2010. Based on the stock price and foreign exchange rate as of August 2, 2009, the carrying value of our investment in CFG, net of the cumulative translation adjustment, exceeded the market value of the underlying securities by $58.7 million. Based on the intra-day high price of the stock on August 31, 2009, the market value of our investment in CFG had increased to $401.5 million, which reduced the gap to $19.3 million.  We have analyzed our investment in CFG for impairment in accordance with APB No. 18 “The Equity Method of Accounting for Investments in Common Stock” and have determined that the decline in value is temporary given the historical trading levels of the stock, the short duration of time in which the carrying value of the investment exceeded its fair value and our intent and ability to hold the investment long-term. Based on our assessment, no impairment was recorded.

NOTE 9: DEBT

2014 Notes

In July 2009 (fiscal 2010), we issued $625 million aggregate principal amount of 10% senior secured notes, which will mature in July 2014 (the 2014 Notes). The 2014 Notes were issued at a price equal to 96.201% of their face value. Interest payments are due semi-annually on January 15 and July 15. The 2014 Notes are guaranteed by substantially all of our U.S. subsidiaries. The 2014 Notes are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, in substantially all of the guarantors’ real property, fixtures and equipment (collectively, the Non-ABL Collateral) and are secured by second-priority liens on cash and cash equivalents, deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom, intellectual property, and certain capital stock and interests, which secure the ABL Credit Facility (as defined below) on a first-priority basis (the ABL Collateral).

The 2014 Notes will rank equally in right of payment to all of our existing and future senior debt and senior in right of payment to all of our existing and future subordinated debt. The guarantees will rank equally in right of payment with all of the guarantors’ existing and future senior debt and senior in right of payment to all of the guarantors’ existing and future subordinated debt. In addition, the 2014 Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries.

We incurred offering expenses of approximately $14.8 million, which will be amortized, along with the discount, into interest expense over the five-year life of the 2014 Notes.  We used the net proceeds from the issuance of the 2014 Notes to repay borrowings and terminate commitments under our then existing $1.3 billion secured revolving credit agreement (the U.S. Credit Facility), to repay and/or refinance other indebtedness and for other general corporate purposes.

Refer to Note 17—Subsequent Events for a discussion of an additional $225 million aggregate principal amount of 10% senior secured notes issued in August 2009 (fiscal 2010).

Asset Based Credit Facility

In July 2009 (fiscal 2010), we entered into a new asset-based revolving credit agreement totaling $1.0 billion that supports short-term funding needs and letters of credit (the ABL Credit Facility), which, along with the 2014 Notes, replaced the U.S. Credit Facility scheduled to expire in August 2010 (fiscal 2011). Loans made under the ABL Credit Facility will mature and the commitments thereunder will terminate in July 2012.  However, the ABL Credit Facility will be subject to an earlier maturity if we fail to satisfy certain conditions related to the refinancing or repayment of our senior notes due 2011.  The ABL Credit Facility provides for an option, subject to certain conditions, to increase total commitments to $1.3 billion in the future.

The ABL Credit Facility requires an unused commitment fee of 1% per annum on the undrawn portion of the facility (subject to a stepdown in the event more than 50% of the commitments under the facility are utilized).

Obligations under the ABL Credit Facility are guaranteed by substantially all of our U.S. subsidiaries and are secured by a first-priority lien on the ABL Collateral. Our obligations under the ABL Credit Facility are also secured by a second-priority lien on the Non-ABL Collateral, which secures the 2014 Notes and our obligations under the Rabobank Term Loan (as defined below) on a first-priority basis.

Availability under the ABL Credit Facility is based on a percentage of certain eligible accounts receivable and eligible inventory and is reduced by certain reserves. After reducing the amount available by outstanding letters of credit issued under the ABL Credit Facility of $237.4 million, the amount available for borrowing, as of August 2, 2009, was $706.1 million. As of August 2, 2009, we had no outstanding borrowings under the ABL Credit Facility.

We incurred approximately $33.1 million in transaction fees which will be amortized into interest expense over the three-year life of the ABL Credit Facility.  In the first quarter of fiscal 2010, we recognized a $7.4 million charge related to the write-off of amendment fees and costs associated with the U.S. Credit Facility as a loss on debt extinguishment.

Rabobank Term Loan

In July 2009 (fiscal 2010), we entered into a new $200 million term loan due August 29, 2013 (the Rabobank Term Loan), which replaced our then existing $200 million term loan that was scheduled to mature in August 2011. We are obligated to repay $25 million of the borrowings under the Rabobank Term Loan on each of August 29, 2011 and August 29, 2012. We may elect to prepay the loan at any time, subject to the payment of certain prepayment fees in respect of any voluntary prepayment prior to August 29, 2011 and other customary breakage costs. Outstanding borrowings under this loan will accrue interest at variable rates. Our obligations under the Rabobank Term Loan are guaranteed by substantially all of our U.S. subsidiaries on a senior secured basis. The Rabobank Term Loan is secured by first-priority liens on the Non-ABL Collateral and is secured by second-priority liens on the ABL Collateral, which secures our obligations under the ABL Credit Facility on a first-priority basis.  Transaction fees for the Rabobank Term Loan were immaterial.

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

The Convertible Notes were originally accounted for as a combined instrument pursuant to EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Accordingly, we accounted for the entire agreement as one debt instrument as the conversion feature did not meet the requirements to be accounted for separately as a derivative financial instrument. On May 9, 2008, the FASB nullified the conclusions in EITF 90-19 and issued FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt recorded. This discount represents the amount of additional interest expense to be recognized using the effective interest method over the life of the debt, to accrete the debt to the principal amount due at maturity.

We adopted the provisions of FSP APB 14-1 beginning in the first quarter of fiscal 2010 (beginning May 4, 2009).

On the date of issuance of the Convertible Notes, our nonconvertible debt borrowing rate was determined to be 10.2%. Based on that rate of interest, the liability component and equity component of the Convertible Notes were determined to be $304.2 million and $95.8 million, respectively.

The following table presents the effects of the retrospective application of FSP APB 14-1 on our consolidated condensed balance sheet as of May 3, 2009:

	As Originally Presented May 3, 2009	Adjustments	As Adjusted May 3, 2009
Other assets	$161.2	$(2.3)	$158.9
Total assets	7,202.5	(2.3)	7,200.2
Long-term debt and capital lease obligations	2,649.9	(82.6)	2,567.3
Other liabilities	686.2	29.3	715.5
Additional paid-in capital	1,294.7	59.1	1,353.8
Retained earnings	1,648.2	(8.1)	1,640.1
Total Smithfield Foods, Inc. shareholders’ equity	2,561.4	51.0	2,612.4
Total liabilities and shareholders’ equity	7,202.5	(2.3)	7,200.2

The following table presents the effects of the retrospective application of FSP APB 14-1 on our consolidated income statement for fiscal 2009:

	As Originally Presented Fiscal 2009	Adjustments	As Adjusted Fiscal 2009
Interest expense	$209.1	$12.7	$221.8
Loss from continuing operations before income taxes	(369.5)	(12.7)	(382.2)
Income tax benefit	(126.7)	(4.6)	(131.3)
Loss from continuing operations	(242.8)	(8.1)	(250.9)
Net loss	(190.3)	(8.1)	(198.4)

Loss per basic and diluted share:
Continuing operations	$(1.72)	$(.06)	$(1.78)
Net loss	(1.35)	(.06)	(1.41)

The retrospective application of FSP APB 14-1 did not have a significant impact on our consolidated condensed statement of income for the three months ended July 27, 2008.

The adoption of FSP APB 14-1 impacted our results for the three months ended August 2, 2009 as follows:

(in millions)
Interest expense	$3.9
Loss from continuing operations before income taxes	(3.9)
Income tax benefit	(1.4)
Loss from continuing operations	(2.5)
Net loss	(2.5)

Loss per basic and diluted share:
Continuing operations	$(.02)
Net loss	(.02)

As of August 2, 2009, the amount of the unamortized debt discount was $78.7 million, which will be amortized into interest expense through maturity of the Convertible Notes in June 2013 (fiscal 2014). As of August 2, 2009, the net carrying amount of the liability component was $321.3 million. In addition to the interest expense recognized due to the adoption of FSP APB 14-1 as presented above, we recognized contractual coupon interest expense on the Convertible Notes of $4.0 million and $0.9 million in the first quarter of fiscal 2010 and 2009, respectively.

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

Debt Covenants and the Incurrence Test

Our various debt agreements contain covenants that limit additional borrowings, acquisitions, dispositions, leasing of assets and payments of dividends to shareholders, among other restrictions.

Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test).  As of August 2, 2009, we did not meet the Incurrence Test.  Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the fourth quarter of fiscal 2010 at the earliest.  The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test is not a default. In addition to limiting our ability to incur additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from borrowing on the ABL Credit Facility or from refinancing existing indebtedness, including our senior unsecured notes maturing in October 2009 ($206.3 million outstanding as of August 2, 2009). Therefore we do not expect the limitations resulting from our inability to satisfy the Incurrence Test to have a material adverse effect on our business or liquidity.

Our ABL Credit Facility contains a covenant requiring us to maintain a fixed charges coverage ratio of at least 1.1 to 1.0 when the amounts available for borrowing under the ABL Credit Facility are less than the greater of $120 million or 15% of the total commitments under the facility (currently $1.0 billion).  We currently are not subject to this restriction and we do not anticipate that our borrowing availability will decline below those thresholds during fiscal 2010, although there can be no assurance that this will not occur because our borrowing availability depends upon our borrowing base calculated for purposes of that facility.

During the first quarter of fiscal 2010, we determined that we previously and unintentionally breached a non-financial covenant under our senior unsecured notes relating to certain foreign subsidiaries' indebtedness. We promptly cured this minor breach by amending certain debt agreements of the subsidiaries and extinguishing other indebtedness of the subsidiaries, and, as a result, no event of default occurred under our senior unsecured notes or any other facilities.

NOTE 10: GUARANTEES

As part of our business, we are a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated condensed balance sheets. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $90.8 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $72.3 million was outstanding as of August 2, 2009, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $16.5 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expire through August 2021.

NOTE 11: INCOME TAXES

Our effective tax rate was 25% and 32% for the first quarter of fiscal 2010 and 2009, respectively. The variation in the effective tax rate during these periods is due primarily to a higher proportion of earnings in international operations with lower effective tax rates in fiscal 2010 compared to fiscal 2009.

NOTE 12: PENSION PLANS

The components of net periodic pension cost consist of:

	Three Months Ended
	August 2, 2009	July 27, 2008
	(in millions)
Service cost	$5.6	$6.4
Interest cost	18.4	17.1
Expected return on plan assets	(12.3)	(17.4)
Net amortization	5.1	1.6
Net periodic pension cost	$16.8	$7.7

NOTE 13: SHAREHOLDERS’ EQUITY

Stock Options

We issued 12,000 shares of common stock upon exercise of stock options in fiscal 2009. There were no exercises of common stock options during the first quarter of fiscal 2010. As of August 2, 2009, 2,144,703 stock options were outstanding.

Performance Share Units

In July 2009 (fiscal 2010), we granted a total of 622,000 performance share units under the 2008 Incentive Compensation Plan. Each performance share unit represents and has a value equal to one share of our common stock. The performance share units will vest ratably over a three-year service period provided that the Company achieves a certain earnings target in any of fiscal years 2010, 2011 or 2012. Payment of the vested performance share units shall be in our common stock.

The fair value of the performance share units was estimated on the date of grant using the Black-Scholes option pricing model. The performance share units were valued in separate tranches according to the expected life of each tranche. The weighted average grant-date fair value of the performance share units was $22.14.

We also have 160,000 performance share units outstanding, which were granted in fiscal 2009. Compensation cost related to all outstanding performance share units was immaterial for the first quarter of fiscal 2010.

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

Adoption of FSP APB 14-1

As more fully described in Note 9—Debt, we adopted FSP APB 14-1 in the first quarter of fiscal 2010, which required us to separately account for the conversion feature of the Convertible Notes as a component of equity, thereby increasing additional paid-in capital by $59.1 million.

Comprehensive Income

The components of comprehensive income (loss), net of tax, consist of:

	Three Months Ended
	August 2, 2009	July 27, 2008
	(in millions)
Net loss	$(107.7)	$(13.2)
Hedge accounting	45.8	(28.2)
Foreign currency translation	46.8	13.1
Pension accounting	2.5	0.7
Total comprehensive loss	$(12.6)	$(27.6)

NOTE 14: FAIR VALUE MEASUREMENTS

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires us to consider and reflect the assumptions of market participants in fair value calculations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were measured at fair value on a recurring basis as of August 2, 2009. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives	$45.4	$36.0	$9.4	$-
Money market fund	408.0	408.0	-	-
Cash surrender value of life insurance policies	26.6	26.6	-	-
Total	$480.0	$470.6	$9.4	$-

Liabilities
Derivatives	$73.2	$44.0	$29.2	$-

When available, we use quoted market prices to determine fair value and we classify such measurements within Level 1.  In some cases where market prices are not available, we make use of observable market based inputs (i.e. Bloomberg and commodity exchanges) to calculate fair value, in which case the measurements are classified within Level 2.

For additional disclosures regarding the fair value of our debt instruments and the location of such amounts in our consolidated condensed balance sheets, refer to Note 5—Derivatives and Hedging Activities.

We invest our cash in an overnight money market fund, which is treated as a trading security in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” with the unrealized gains recorded in earnings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

As discussed further in Note 6—Impairment of Long-Lived Assets, we recorded impairment charges totaling $34.1 million in the first quarter of fiscal 2010 to write down certain farm assets to their estimated fair values. The fair value of these assets, which consisted solely of property, plant and equipment, was determined to be approximately $49.0 million as of August 2, 2009. The fair value measurements of these assets were determined using relevant market data based on recent transactions for similar assets and third party estimates, which we classify as Level 2 inputs, as well as unobservable inputs that reflect our own assumptions regarding how market participants would price the assets, which we classify as Level 3 inputs.

Other Financial Instruments

We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of August 2, 2009 and May 3, 2009.

	August 2, 2009		May 3, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)		(in millions)
Total Debt	$3,197.1	$3,316.8	$2,448.2	$2,882.8

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 15: CONTINGENCIES

Insurance Recoveries

In July 2009 (fiscal 2010), a fire occurred at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Incorporated (Patrick Cudahy), in Cudahy, WI.  The fire damaged a portion of the facility’s production space and required the temporary cessation of operations, but did not consume the entire facility. We have resumed production activities in undamaged portions of the plant, including the distribution center, and have taken steps to address the supply needs for Patrick Cudahy products by shifting production to other Company facilities.

The products produced at the facility include precooked and traditional bacon, dry sausage, ham and sliced meats. Patrick Cudahy’s operating results are reported the Pork segment. Annual revenues for Patrick Cudahy’s packaged meats business have exceeded $450 million in recent years.

We maintain comprehensive general liability and property insurance, including business interruption insurance, with loss limits that we believe will provide substantial and broad coverage for the currently foreseeable losses arising from this accident.  We are working with our insurance carrier to determine the extent of damage. We have received an advance on the ultimate settlement primarily to cover our out-of-pocket costs. The magnitude and timing of the ultimate settlement is currently unknown. However, we expect the level of insurance proceeds will cover the costs and losses incurred from the fire.

Litigation

There have been no significant developments regarding the litigation disclosed in Note 15 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009, nor have any significant new matters arisen during the first quarter of fiscal 2010.

NOTE 16: SEGMENT DATA

We conduct our operations through five reportable segments: Pork, International, Hog Production, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. As discussed in Note 3—Dispositions, we sold our Beef operations, which are reported as discontinued operations.

The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe, Mexico and China. The Hog Production segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations, our 49% interest in Butterball, and through the first quarter of fiscal 2010, our live cattle operations. The Corporate segment provides management and administrative services to support our other segments.

The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended
	August 2, 2009	July 27, 2008
	(in millions)
Sales:
Segment sales—
Pork	$2,251.8	$2,579.2
International	298.3	405.3
Hog Production	552.2	725.8
Other	71.2	44.2
Total segment sales	3,173.5	3,754.5
Intersegment sales—
Pork	(8.4)	(14.6)
International	(12.6)	(16.3)
Hog Production	(437.2)	(581.8)
Total intersegment sales	(458.2)	(612.7)
Consolidated sales	$2,715.3	$3,141.8

Operating profit (loss):
Pork	$101.0	$61.7
International	7.3	5.9
Hog Production	(162.1)	(38.8)
Other	(4.6)	(6.7)
Corporate	(16.4)	(19.6)
Consolidated operating profit (loss)	$(74.8)	$2.5

NOTE 17: SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing of this Quarterly Report on Form 10-Q on September 10, 2009, which represents the date the consolidated condensed financial statements were issued. The following significant non-recognized subsequent events occurred prior to the filing of this report.

Issuance of $225 Million Senior Secured Notes and Cancellation of the Euro Credit Facility

In August 2009 (fiscal 2010), we issued an additional $225 million of 10% senior secured notes, which will mature in July 2014. The notes were issued at a price equal to 104% of their face value, plus accrued interest from July 2, 2009 to August 14, 2009. The notes have identical terms and conditions, other than issue date and issue price, as and form a single series with the 2014 Notes and are guaranteed by the same parties and secured by the same assets as the 2014 Notes.

We incurred offering expenses of approximately $4.4 million, which have been capitalized and will be amortized, along with the premium, into interest expense over the approximate five-year life of the notes.  We used the proceeds from the notes offering, together with other available cash, to repay the outstanding balance under our European secured revolving credit facility (the Euro Credit Facility) ($320.7 million outstanding as of August 2, 2009), and cancelled the Euro Credit Facility, which was scheduled to mature in August 2010 (fiscal 2011).

Increase of Authorized Shares of Common Stock

On August 26, 2009, our shareholders approved an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of our common stock from 200 million to 500 million.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following information in conjunction with the unaudited consolidated condensed financial statements and the related notes in this Quarterly Report and the audited financial statements and the related notes as well as Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009.

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

We conduct our operations through five reporting segments: Pork, International, Hog Production, Other and Corporate. Each segment is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe, Mexico and China. The Hog Production segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations, our 49% interest in Butterball and through the first quarter of fiscal 2010, our live cattle operations. The Corporate segment provides management and administrative services to support our other segments.

RESULTS OF OPERATIONS

First Quarter of Fiscal 2010 Summary

Net loss was $107.7 million, or $(.75) per diluted share, in the first quarter of fiscal 2010, compared to a net loss of $13.2 million, or $(.10) per diluted share, in the same quarter last year. The following significant factors impacted first quarter of fiscal 2010 results compared to the first quarter of fiscal 2009:

▪	Pork segment operating profit increased sharply to $101.0 million driven by substantially improved results related to the packaged meats component of the segment.

▪	International segment operating profit improved from the prior year quarter. The improvement is mainly attributable to favorable results from our equity method investments.

▪
The Hog Production segment incurred significant operating losses due to sharply lower live hog market prices, high feed costs and the recording of a $34.1 million impairment related to certain of its hog production operations.

▪	The Other segment losses were lower due to improved results at Butterball.

Outlook

The commodity markets affecting our business are extremely volatile and fluctuate on a daily basis. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪	Pork— Segment operating profits were the highest the Company has ever recorded in the first quarter, despite year over year volume decreases and a weak fresh pork environment for much of the quarter.

Pricing discipline, rationalization of unprofitable business, and the early benefits of the Restructuring Plan (as defined below) pushed packaged meats profits higher in the first quarter, despite a 9% reduction in sales volume and $6 million in charges related to the restructuring effort.  Going into the second quarter, our packaged meats business continues to be solidly profitable.

The fresh pork environment was weak for much of the first quarter, resulting in modest losses.  However, conditions improved late in the quarter and have continued strong in the early weeks of the second quarter of fiscal 2010.  While export volumes to key countries, including China, decreased year over year in the first quarter, overall volumes remain robust in historical terms.  For the balance of the year, the strength of key export markets may depend on the severity of the A(H1N1) influenza outbreak and any political reaction to it.

We are very optimistic about Pork segment results for the full fiscal year.  Near term, the segment should benefit from lower raw material and energy costs as compared to fiscal 2009.  We also anticipate continued cost savings as the full effect of the Restructuring Plan takes permanent hold in fiscal 2010 and beyond.

▪
International—We expect our meat operations in Poland and Romania to continue to improve their operating performance as we move further into fiscal 2010. We expect to see positive contributions from our investment in CFG as an improving pork environment in Europe and the realization of synergies associated with the prior year merger with Groupe Smithfield begin to be more fully realized.

▪
Hog Production— The swine industry in the United States is currently coping with an oversupply of market hogs and worldwide recessionary conditions.  Hog producers industry-wide have suffered considerable losses as the price of feed grains have risen and, at the same time, oversupply conditions have depressed live hog prices.  Our own hog production losses continued through the first quarter of fiscal 2010 as raising costs remain elevated relative to live hog market prices.   While we have begun to see improvements in domestic raising costs, it has not been enough to offset depressed prices.  Our domestic raising costs for the quarter were $59 per hundredweight compared to $63 per hundredweight in the fourth quarter of 2009 and $61 per hundredweight in the first quarter of fiscal 2009.  Meanwhile, live hog prices averaged only $42 per hundredweight for the first quarter and prices fell even lower in the early weeks of the second quarter.  The decrease in our raising cost is, at least in part, attributable to the fact that we have fed-out the majority of the higher priced corn we locked into in the latter half of calendar 2008.  We expect our raising cost will continue to trend downward throughout fiscal 2010 as cheaper feed grains are fed to our livestock.

Most industry observers believe an inflection point has been reached and there are signs that sow liquidations could be occurring.  Herd reductions, when they occur throughout the industry, will over time begin to tighten supplies and should result in higher live hog market prices in the U.S.  However, it may take time for the oversupply situation to correct itself.  As a result, our hog production operations will likely not achieve profitability in the near term. However, we do not anticpate losses will accumulate at last year's levels.

Livestock producers continue to feel the negative impacts of the current ethanol policy in the United States.  Currently, it is estimated that 30% of the U.S corn crop is diverted from livestock feed and other consumer products to the ethanol industry.  There are current proposals to increase the allowable ethanol blend in gasoline to 15% from 10%.  We are concerned about these proposals and their impact on the long-term profitability of livestock production in this country.  If such proposals are approved, the portion of the U.S. corn crop diverted to ethanol production could increase to as much as 40%.  The impact to the protein industry would be higher feed costs and, ultimately, higher food prices for consumers.

▪
Other—As with the Hog Production segment, high grain costs adversely impacted the profitability of our turkey operations throughout fiscal 2009.  We have seen improvements in turkey raising costs in the first quarter of 2010 as corn prices have declined from last year’s highs.  We expect our turkey operations and our investment in Butterball to continue to improve and return to profitability in the second half of fiscal 2010.

Significant Fiscal 2010 Events Affecting Results of Operations

Hog Farm Impairments

In June 2009 (fiscal 2010), management made a decision to further reduce our domestic sow herd by 3%, or approximately 30,000 sows, which will be accomplished by ceasing hog production operations and closing certain of our hog farms that were previously acquired in our merger with Premium Standard Farms, Inc. (PSF). This action brings the total reduction in our sow herd to 13% over the last six quarter. In addition, we are currently negotiating the sale of certain other hog farms that were also previously acquired in our merger with PSF.  As a result of these decisions, we analyzed these hog farms as two separate asset groups in the first quarter of fiscal 2010 in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

As a result of our analysis, we recorded total impairment charges of $34.1 million in the first quarter of fiscal 2010 to write down the asset groups to their estimated fair values. The impairment charges were recorded in the Hog Production segment. Refer to Note 14—Fair Value Measurements for further discussion.

The farm assets we intend to sell, which consist solely of property, plant and equipment, have been reclassified as held for sale within prepaid expenses and other current assets in the consolidated condensed balance sheets. The carrying amount of that asset disposal group was $27.9 million as of August 2, 2009 and $33.1 million as of May 3, 2009. We expect the sale of these assets to be completed within the next twelve months.

Pork Segment Restructuring Update

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  This restructuring is intended to make us more competitive by improving operating efficiencies and increasing plant utilization.

As of August 2, 2009, all of the targeted plants had been closed except for Smithfield Packing’s Smithfield South plant, which is expected to close by the end of the third quarter of fiscal 2010. The other restructuring initiatives are ongoing and are expected to be completed by the end of the second quarter of fiscal 2010. The Restructuring Plan is expected to result in annual cost savings and improved pre-tax earnings, after applicable restructuring charges, of approximately $55 million in fiscal 2010 and $125 million by fiscal 2011.

The following table summarizes the balance of accrued expenses, the cumulative expense incurred to date and the expected remaining expenses to be incurred related to the Restructuring Plan by major type of cost. All of these charges were recorded in the Pork segment.

	Accrued Balance May 3, 2009	Current Period Expense	Payments	Accrued Balance August 2, 2009	Cumulative Expense-to-Date	Estimated Remaining Expense
Restructuring charges:	(in millions)
Employee severance and related benefits	$11.9	$(0.2)	$(0.8)	$10.9	$12.1	$1.0
Other associated costs	0.5	6.5	(5.2)	1.8	8.2	15.3
Total restructuring charges	$12.4	$6.3	$(6.0)	$12.7	20.3	$16.3

Impairment charges:
Property, plant and equipment					69.4
Inventory					4.8
Total impairment charges					74.2
Total restructuring and impairment charges					$94.5

Of the $6.3 million of restructuring charges recorded in the first quarter of fiscal 2010, $4.7 million was recorded in cost of sales with the remainder recorded in selling, general and administrative expenses. Substantially all of the estimated remaining expenses are expected to be incurred through the end of fiscal 2010.  We also estimate that $33 million in capital expenditures will be incurred relative to plant consolidations through the remainder of fiscal 2010.

Consolidated Results of Operations

Sales and cost of sales

	Three Months Ended
	August 2, 2009	July 27, 2008	% Change
	(in millions)
Sales	$2,715.3	$3,141.8	(14	) %
Cost of sales	2,616.6	2,946.6	(11)
Gross profit	$98.7	$195.2	(49)
Gross profit margin	4%	6%

The following items explain the significant changes in sales and gross profit:

▪	Fresh pork sales in the Pork segment decreased 23% from the prior year quarter on an 11% decrease in volumes and a 14% decrease in the average unit selling price.

▪	Packaged meat sales in the Pork segment decreased 2% from the prior year quarter as increases in the average unit selling price of 8% were offset by volume decreases of 9%.

▪	Strengthening underlying foreign currencies decreased sales approximately $126.8 million, or 4% of consolidated prior year sales.

▪	Domestic raising costs decreased to $59 per hundredweight from $61 per hundredweight in the prior year quarter.

▪	Domestic live hog market prices decreased to $42 per hundredweight from $55 in the prior year quarter.

▪
Gross profit for the current quarter includes $34.1 million in impairments in Hog Production related to the anticipated closure of certain farms and the expected sale of certain farms, as well as $4.7 million in restructuring charges related to the Pork segment restructuring.

Selling, general and administrative expenses

	Three Months Ended
	August 2, 2009	July 27, 2008	% Change
	(in millions)
Selling, general and administrative expenses	$183.8	$190.6	(4	) %

The following items explain the significant changes in selling, general and administrative expenses:

▪	Foreign currency transaction losses for the current year quarter were $4.9 million compared to gains of $9.9 million in the prior year quarter, resulting in a year over year increase of $14.8 million.

▪	The impact of foreign currency translation from our international subsidiaries decreased selling, general and administrative expenses approximately $7.4 million in the current year quarter.

▪
The current year quarter included $2.9 million of income from mark-to-market gains on the cash surrender value of life insurance while the prior year quarter included a mark-to-market loss of $2.3 million, resulting in a year over year decrease of $5.2 million.

▪	Marketing and advertising expenses decreased in the current year quarter by approximately $7.8 million compared to the prior year quarter.

Equity in (income) loss of affiliates

	Three Months Ended
	August 2, 2009	July 27, 2008	% Change
	(in millions)
Butterball, LLC (Butterball)	$0.6	$6.5	91%
Campofrío Food Group (CFG) (1)	(3.6)	3.7	197
Mexican joint ventures	(5.6)	(7.4)	(24)
All other equity method investments	(1.7)	(0.7)	143
Equity in (income) loss of affiliates	$(10.3)	$2.1	NM
___________________

(1)
Prior to the third quarter of fiscal 2009, we owned 50% of Groupe Smithfield S.L. (Groupe Smithfield) and 24% of Campofrío Alimentación, S.A. (Campofrío).  Those entities merged in the third quarter of fiscal 2009 to form CFG, of which we currently own 37%.  The amounts presented for CFG represent the combined historical results of Groupe Smithfield and Campofrío.

 The following items explain the significant changes in equity in (income) loss of affiliates:

▪	Equity income from CFG improved over the prior year quarter. The prior year quarter included $5.5 million of operating losses and impairment charges relating to its discontinued Russian operations.

▪	Butterball’s results improved over the prior year quarter but continued to be negatively impacted by high grain costs.

Interest expense

	Three Months Ended
	August 2, 2009	July 27, 2008	% Change
	(in millions)
Interest expense	$60.5	$45.3	34%

The increase in interest expense was primarily due to additional borrowings. The major components of the year over year increase are:

▪	$6.1 million is attributable to interest and amortization of debt cost on the July 2008 Convertible Notes issuance.

▪	$5.3 million is due to interest and amortization of debt costs on the July 2009 $625 million 2014 Notes issuance.

▪	$1.5 million is related to the amortization of debt costs associated with fiscal 2009 amendments.

▪	Approximately $7.8 million of the current quarter interest expense were non-cash expenses.

Loss on debt extinguishment

	Three Months Ended
	August 2, 2009	July 27, 2008	% Change
	(in millions)
Loss on debt extinguishment	$7.4	$-	NM %

As described more fully under “liquidity and capital resources” below, we terminated commitments under our $1.3 billion secured revolving credit agreement (the U.S. Credit Facility) in the first quarter of fiscal 2010, and recognized a $7.4 million charge related to the write-off of amendment fees and costs associated with the U.S. Credit Facility as a loss on debt extinguishment.

Income tax expense

	Three Months Ended
	August 2, 2009	July 27, 2008
Income tax expense benefit (in millions)	$(35.0)	$(13.7)
Effective tax rate	25%	32%

The variation in the effective tax rate during these periods is due primarily to a higher proportion of earnings in international operations with lower effective tax rates in fiscal 2010 compared to fiscal 2009.

Segment Results

The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.

Pork Segment

	Three Months Ended
	August 2, 2009	July 27, 2008	% Change
	(in millions, unless indicated otherwise)
Sales:
Fresh pork	$1,033.4	$1,341.2	(23	) %
Packaged meats	1,218.4	1,238.0	(2)
Total	$2,251.8	$2,579.2	(13	) %

Operating profit:
Fresh pork	$(6.8)	$27.7	(125	) %
Packaged meats	107.8	34.0	217
Total	$101.0	$61.7	64%

Sales volume (pounds):
Fresh pork			(11	) %
Packaged meats			(9)
Total			(10)

Average unit selling price (dollars):
Fresh pork			(14	) %
Packaged meats			8
Total			(3)

Average domestic live hog prices (per hundred weight) (1)	$42.3	$55.4	(24	) %

____________________

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

The following items explain the significant changes in Pork segment sales and operating profit:

▪
Fresh pork sales in the Pork segment decreased 23% in the current year quarter.  Volumes decreased 11% and average unit selling prices decreased 14%.  Fresh pork operating profit in the segment decreased $34.5 million to an operating loss of $6.8 million in the current year quarter from a profit of $27.7 million in the prior year quarter.  These changes are reflective of a weakened fresh pork environment in the first quarter of fiscal 2010 compared to the prior year. The impact of the A(H1N1) outbreak hurt fresh pork demand, especially in exports, early in the quarter. By quarter end, fresh pork had returned to profitability.

▪
Packaged meat sales in the Pork segment decreased 2% in the current year quarter.  Volumes decreased 9% but were partially offset by an increase in the average unit selling prices of 8%.  Packaged meats operating profit in the segment improved substantially in the first quarter of fiscal 2010 to $107.8 million from $34.0 million in prior year quarter.

▪
The Pork segment recorded restructuring charges of $6.3 million in the first quarter of fiscal 2010 with $6.0 million recorded in the packaged meats component of the segment and $0.3 million recorded in the fresh pork component of the segment.

▪	Transportation and energy costs decreased 25% and 14%, respectively, compared to the prior year quarter as fuel costs returned to lower levels from the highs seen throughout fiscal 2009.

International Segment

	Three Months Ended
	August 2, 2009	July 27, 2008	% Change
	(in millions)
Sales	$298.3	$405.3	(26	) %
Operating profit	7.3	5.9	24

Sales volume (pounds)			8%
Average unit selling price (dollars)			(32)

The following items explain the significant changes in International segment sales and operating profit:

▪	Sales decreased $107 million, or 26%, primarily due to foreign currency translation. The change is attributable to stronger underlying functional currencies of our foreign subsidiaries.

▪	Total sales volume increased 8% with fresh pork volume decreasing 6% and packaged meats volume increasing 28%.

▪	Excluding the effect of foreign currency translation, sales and operating profit were negatively impacted by a 3% decrease in the average unit selling price.

▪
We recorded a profit from our equity method investments of $5.0 million in the first quarter of fiscal 2010 compared to a loss of $3.2 million in the same quarter last year. The prior year loss included operating losses and impairment charges taken by CFG on its discontinued Russian operations, our share of which was $5.5 million.

▪	Operating profit was negatively impacted by foreign currency transaction losses.

Hog Production Segment

	Three Months Ended
	August 2, 2009	July 27, 2008	% Change
	(in millions, unless indicated otherwise)
Sales	$552.2	$725.8	(24	) %
Operating loss	(162.1)	(38.8)	(318)

Head sold	4.41	4.75	(7	) %

Average domestic live hog prices (per hundred weight) (1)	$42.30	$55.40	(24	) %
Domestic raising costs (per hundred weight)	59.48	60.70	(2)
____________________

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

The following items explain the significant changes in Hog Production segment sales and operating profit:

▪	Total head sold decreased 7% reflecting the impact of our sow reduction program. We expect this will decrease the number of market animals by 2.2 million annually.

▪	Average U.S. market prices decreased 24% due to an oversupply of live hogs.

▪
High grain costs have continued to negatively affect operating profit. Domestic raising costs decreased 2% from the prior year quarter to $59.48 per hundredweight from $60.70 per hundredweight in the prior year.  Corn cost for the quarter decreased 18% while soybean meal prices increased 7%.

▪	Operating loss in the first quarter of fiscal 2010 included $34.1 million in impairment charges related to the anticipated closure of certain farms and the expected sale of certain farms.

Other Segment

	Three Months Ended
	August 2, 2009	July 27, 2008	% Change
	(in millions)
Sales	$71.2	$44.2	61%
Operating loss	(4.6)	(6.7)	31

The following items explain the significant changes in Other segment sales and operating profit:

▪
The increase in sales was due to the current year inclusion of sales from our cattle operations. In June, we sold the remaining 21,000 head of Holstein cattle in a single transaction worth $17 million.  The cattle were essentially sold at book value.

▪
We recorded a loss from our equity method investments of $0.5 million in the first quarter of fiscal 2010 compared to a loss of $6.4 million in the same quarter last year. This improvement is primarily due improved results at Butterball due to lower raw material costs.

Corporate Segment

	Three Months Ended
	August 2, 2009	July 27, 2008	% Change
	(in millions)
Operating loss	$(16.4)	$(19.6)	16%

The following items explain the significant changes in the Corporate segment’s operating loss:

▪	Gains on company life insurance policies were $2.9 million in the first quarter of 2010 compared to losses of $2.3 million in the prior year quarter. This change decreased SG&A by $5.2 million.

▪	Foreign currency transaction gains were $0.1 million in the first quarter of fiscal 2010 compared to gains of $1.5 million in the same quarter last year.

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

Based on the following, we believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months:

▪
As of August 2, 2009, our liquidity position was approximately $1.2 billion, comprised of $706.1 million of availability under the ABL Credit Facility (as defined below), $506.6 million in cash and cash equivalents and $29.9 million of availability under international credit lines.

▪	We generated $66.5 million of positive net cash flows from operating activities in the first quarter of fiscal 2010.

▪
Future cash flows from operations should continue to benefit from a significant decline in corn prices since the prior year, as well as improved operating efficiencies and plant utilization as a result of the Restructuring Plan.

Our focus has shifted from acquisitions and capital spending to integration and debt reduction. Capital expenditures in the first quarter of fiscal 2010 were 60% lower than the prior year.  Capital expenditures have averaged $365.1 million over the last three full fiscal years. We expect capital spending for the remainder of fiscal 2010 to be well below this average.

Sources of Liquidity

We have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, acquisitions, integration costs, debt retirement and other capital requirements.

Accounts Receivable and Inventories

The meat processing industry is characterized by high sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, we consider our meat inventories and accounts receivable highly liquid and readily convertible into cash. In addition, although inventory turnover in the Hog Production segment is slower, mature hogs are readily convertible into cash. Borrowings under our credit facilities are used, in part, to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs.

Credit Facilities

	August 2, 2009
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
ABL Credit Facility	$1,000.0	$(56.5)	$(237.4)	$-	$706.1
Euro Credit Facility	320.7	-	-	(320.7)	-
Other international facilities	90.7	-	-	(60.8)	29.9
Total credit facilities	$1,411.4	$(56.5)	$(237.4)	$(381.5)	$736.0

ABL Credit Facility. In July 2009 (fiscal 2010), we entered into a new asset-based revolving credit agreement totaling $1.0 billion that supports short-term funding needs and letters of credit (the ABL Credit Facility), and terminated the U.S. Credit Facility, which was scheduled to expire in August 2010 (fiscal 2011). Loans made under the ABL Credit Facility will mature and the commitments thereunder will terminate in July 2012.  However, the ABL Credit Facility will be subject to an earlier maturity if we fail to satisfy certain conditions related to the refinancing or repayment of our senior notes due 2011.  The ABL Credit Facility provides for an option, subject to certain conditions, to increase total commitments to $1.3 billion in the future.

Availability under the ABL Credit Facility is based on a percentage of certain eligible accounts receivable and eligible inventory and is reduced by certain reserves.  The ABL Credit Facility requires an unused commitment fee of 1% per annum on the undrawn portion of the facility (subject to a stepdown in the event more than 50% of the commitments under the facility are utilized).

Obligations under the ABL Credit Facility are guaranteed by substantially all of our U.S. subsidiaries and are secured by a first-priority lien on the ABL Collateral (as defined below). Our obligations under the ABL Facility are also secured by a second-priority lien on the Non-ABL Collateral (as defined below), which secures the 2014 Notes (as defined below) and our obligations under the Rabobank Term Loan (as defined below) on a first-priority basis.

Euro Credit Facility. In August 2009 (fiscal 2010), we paid off the outstanding balance under the Euro Credit Facility and cancelled the facility, which was scheduled to mature in August 2010 (fiscal 2011).

The weighted average interest rate on amounts outstanding under all of our credit facilities and credit lines as of August 2, 2009 was 4.5%.

In addition to these credit facilities, we enter into short-term uncommitted credit lines from time to time as an ordinary course financing activity.

Securities

We have a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for repayment of existing debt or general corporate purposes.

Cash Flows

Operating Activities

	Three Months Ended
	August 2, 2009	July 27, 2008
	(in millions)
Net cash flows from operating activities	$66.5	$(79.2)

The following items explain the significant changes in cash flows from operating activities:

▪	Cash paid to outside hog suppliers was significantly less than the prior year due to a 24% decline in average live hog market prices.

▪	Cash paid for grains was significantly less than the prior year due to substantially lower feed prices.

▪	Cash paid for transportation and energy decreased due to significantly lower fuel prices and energy costs.

▪	Cash received for the settlement of derivative contracts and for margin requirements was $4.5 million in fiscal 2010 compared to cash paid of $66.2 million in fiscal 2009.

▪	We received a cash dividend from CFG of approximately $16.6 million in the first quarter of fiscal 2010.

▪	The decline in cash paid for raw materials was partially offset by less cash received from customers primarily as a result of a decline in sales volume.

▪	Net cash receipts related to taxes decreased by $47.9 million due to a large refund in the prior year.

Investing Activities

	Three Months Ended
	August 2, 2009	July 27, 2008
	(in millions)
Capital expenditures	$(33.5)	$(83.4)
Other	7.3	0.3
Net cash flows from investing activities	$(26.2)	$(83.1)

The following items explain the significant investing activities for the three months ended August 2, 2009 and July 27 2008:

Fiscal 2010

▪
Capital expenditures primarily related to the Restructuring Plan and plant and hog farm improvement projects. Capital spending was reduced in fiscal 2010 due to our continued focus on driving efficiencies and debt reduction.

Fiscal 2009

▪	Capital expenditures primarily related to plant and hog farm improvement projects.

Financing Activities

	Three Months Ended
	August 2, 2009	July 27, 2008
	(in millions)
Proceeds from the issuance of long-term debt	$604.3	$400.0
Principal payments on long-term debt and capital lease obligations	(75.9)	(14.5)
Net repayments on revolving credit facilities and notes payables	(134.8)	(282.8)
Proceeds from the issuance of common stock and stock option exercises	-	122.3
Purchase of call options	-	(88.2)
Proceeds from the sale of warrants	-	36.7
Debt issuance costs	(48.1)	(11.0)
Net cash flows from financing activities	$345.5	$162.5

The following items explain the significant financing activities for the three months ended August 2, 2009 and July 27, 2008:

Fiscal 2010

▪
In July 2009, we issued $625 million aggregate principal amount of 10% senior secured notes, which will mature in July 2014 (the 2014 Notes). The 2014 Notes were issued at a price equal to 96.201% of their face value. Interest payments are due semi-annually on January 15 and July 15. The 2014 Notes are guaranteed by substantially all of our U.S. subsidiaries. The 2014 Notes are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, in substantially all of the guarantors’ real property, fixtures and equipment (collectively, the Non-ABL Collateral) and are secured by second-priority liens on cash and cash equivalents, deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom, intellectual property, and certain capital stock and interests, which secure the ABL Credit Facility on a first-priority basis (the ABL Collateral).

The 2014 Notes will rank equally in right of payment to all of our existing and future senior debt and senior in right of payment to all of our existing and future subordinated debt. The guarantees will rank equally in right of payment with all of the guarantors’ existing and future senior debt and senior in right of payment to all of the guarantors’ existing and future subordinated debt. In addition, the 2014 Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries.

We used the net proceeds from the issuance of the 2014 Notes to repay borrowings and terminate commitments under the U.S. Credit Facility, repay and/or refinance other indebtedness and for other general corporate purposes.

In July 2009, we entered into a new $200 million term loan due August 29, 2013 (the Rabobank Term Loan), which replaced our then existing $200 million term loan that was scheduled to mature in August 2011. We are obligated to repay $25 million of the borrowings under the Rabobank Term Loan on each of August 29, 2011 and August 29, 2012. We may elect to prepay the loan at any time, subject to the payment of certain prepayment fees in respect of any voluntary prepayment prior to August 29, 2011 and other customary breakage costs. Outstanding borrowings under this loan will accrue interest at variable rates. Our obligations under the Rabobank Term Loan are guaranteed by substantially all of our U.S. subsidiaries on a senior secured basis. The Rabobank Term Loan is secured by first-priority liens on the Non-ABL Collateral and is secured by second-priority liens on the ABL Collateral, which secures our obligations under the ABL Credit Facility on a first-priority basis.

▪
We paid debt issuance costs totaling $48.1 million related to the 2014 Notes, the Rabobank Term Loan and the ABL Credit Facility. The debt issuance costs were capitalized and will be amortized into interest expense over the life of each instrument.

Fiscal 2009

▪
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

▪
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

▪
In June 2008, we entered into a $200.0 million unsecured committed credit facility with JP Morgan Chase Bank, N.A. and Goldman Sachs Credit Partners L.P., intended to help bridge our working capital needs through the time of the closing of the sale of Smithfield Beef in the event we were unable to issue the Convertible Notes. We only borrowed $50.0 million under this credit facility as it replaced an existing and fully drawn $50.0 million line. We repaid the $50.0 million in June 2008 and terminated this credit facility in July 2008.

Credit Ratings

As of the end of the first quarter of fiscal year 2010, our credit ratings were ‘B’ by Standard & Poor’s Rating Services (S&P) and ‘B2’ by Moody’s Investor Services (Moody’s).  Although we had no borrowings outstanding on the ABL Credit Facility, the interest expense spread that would have been applicable based on these ratings would have been 4.50%.  On August 7, 2009, S&P downgraded our ‘B’ credit rating to ‘B-‘.  This would not have resulted in an increase in our interest expense spread.  Additionally, a further downgrade by either rating agency would not result in an increase in our interest expense spread because any borrowings would currently be subject to the maximum spread under our ratings based pricing.

Debt Covenants and the Incurrence Test

Our various debt agreements contain covenants that limit additional borrowings, acquisitions, dispositions, leasing of assets and payments of dividends to shareholders, among other restrictions.

Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test).  As of August 2, 2009, we did not meet the Incurrence Test.  Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the fourth quarter of fiscal 2010 at the earliest.  The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test is not a default. In addition to limiting our ability to incur additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from borrowing on the ABL Credit Facility or from refinancing existing indebtedness, including our senior unsecured notes maturing in October 2009 ($206.3 million outstanding as of August 2, 2009). Therefore we do not expect the limitations resulting from our inability to satisfy the Incurrence Test to have a material adverse effect on our business or liquidity.

Our ABL Credit Facility contains a covenant requiring us to maintain a fixed charges coverage ratio of at least 1.1 to 1.0 when the amounts available for borrowing under the ABL Credit Facility are less than the greater of $120 million or 15% of the total commitments under the facility (currently $1.0 billion).  We currently are not subject to this restriction and we do not anticipate that our borrowing availability will decline below those thresholds during fiscal 2010, although there can be no assurance that this will not occur because our borrowing availability depends upon our borrowing base calculated for purposes of that facility.

During the first quarter of fiscal 2010, we determined that we previously and unintentionally breached a non-financial covenant under our senior unsecured notes relating to certain foreign subsidiaries' indebtedness. We promptly cured this minor breach by amending certain debt agreements of the subsidiaries and extinguishing other indebtedness of the subsidiaries, and, as a result, no event of default occurred under our senior unsecured notes or any other facilities.

Fiscal 2010 Activities

As noted above, we have taken a number of steps to strengthen our balance sheet during the first part of fiscal 2010 primarily from the issuance of the 2014 Notes, the addition of the ABL Credit Facility and the new Rabobank Term Loan.  Also, in August 2009 (fiscal 2010), we issued an additional $225 million aggregate principal amount of 10% senior secured notes, which will mature in July 2014. The notes were issued at a price equal to 104% of their face value, plus accrued interest from July 2, 2009 to August 14, 2009. The notes have identical terms and conditions, other than issue date and issue price, as and form a single series with the 2014 Notes and are guaranteed by the same parties and secured by the same assets as the 2014 Notes. We incurred offering expenses of approximately $4.4 million, which have been capitalized and will be amortized, along with the premium, into interest expense over the approximate five-year life of the notes.  We used the proceeds from the notes offering, together with other available cash, to repay the outstanding balance under the Euro Credit Facility.

These steps have reduced our near-term maturities and increased our liquidity. We also have significantly reduced our exposure to financial covenant maintenance risk, and we believe that the steps we have taken will enable us to better weather the current economic environment.  However, given these uncertain economic times, we continue to evaluate all of our options to strengthen our balance sheet even further.

Increase of Authorized Shares of Common Stock

On August 26, 2009, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 200 million to 500 million.

Guarantees

As part of our business, we are a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated condensed balance sheets. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $90.8 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $72.3 million was outstanding as of August 2, 2009, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $16.5 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expire through August 2021.

Additional Matters Affecting Liquidity

Capital Projects

As of August 2, 2009, we had total estimated remaining capital expenditures of $68 million on approved projects, including $33 million related to the Restructuring Plan. These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities. Total capital expenditures are expected to remain below depreciation in fiscal 2010.

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the first quarter of fiscal 2010, margin deposits ranged from $(11.1) million to $58.4 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with brokers during fiscal the first quarter of fiscal 2010 was $14.3 million. As of August 2, 2009, the total amount on deposit with brokers was $23.2 million.

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

 Financial Position

Our balance sheet as of August 2, 2009, as compared to May 3, 2009, was impacted by the following significant changes:

▪
Cash and cash equivalents increased $387.6 million primarily due to the issuance of the 2014 Notes and the generation of net cash from operations of $66.5 million. As of August 2, 2009, the majority of our cash was invested in a short-term money market fund. However, we subsequently used a portion of our cash to pay off and cancel our Euro Credit Facility, and we intend to use a substantial portion of our cash to pay off our senior unsecured notes that come due in October 2009 (fiscal 2010).

▪
Total debt, including notes payable and capital lease obligations, increased $444.4 million mainly due to (i) the issuance of the 2014 Notes totaling $601.3 million; (ii) the effects of foreign currency translation of approximately $47.6 million; partially offset by net repayments on revolving credit facilities and notes payable of $134.8 million and principal payments on long-term debt and capital leases of $75.9 million. We expect total debt to decrease as we pay off our senior unsecured notes due in October 2009 (fiscal 2010).

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

The following describes updates to our critical accounting policies and estimates, which are more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009.

Goodwill Considerations

As set forth in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 and in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), our policy is to perform an annual goodwill impairment test in the fourth quarter of each year.  SFAS 142 also requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In the third quarter of fiscal 2009, we engaged an independent third party valuation specialist to assist us in performing an interim test of goodwill in our U.S. hog production reporting unit.

The decision to test goodwill at that date was based upon a perception that certain indicators of impairment, as defined by SFAS 142 and the Securities and Exchange Commission, may have been present, including losses in the reporting unit and a decline in the market price of our common stock.  At that time, the fair value of the reporting unit was determined to be in excess of its carrying value by more than 20 percent.  Accordingly, no impairment of goodwill was indicated.  Since then, we have continued to re-examine key assumptions used in the valuation as well as closely monitor industry macro-economic trends that have the potential to alter or significantly influence those assumptions.  In this regard, we are closely monitoring developments related to U.S. ethanol policy and proposals that promote the production and use of corn-based ethanol, including current proposals that would mandate an increase in blending percentages from 10 to 15 percent.  We are concerned about the effects of the ethanol policy on the price of corn and, ultimately, on the cost of feed grains and resultant impact on longer-term industry profitability.

As of August 2, 2009, the carrying amount of goodwill related to our U.S. hog production operations was $442.9 million. Based on our ongoing evaluation of changes that may have occurred in key assumptions utilized in our prior evaluation of the fair value of the U.S. hog production reporting unit, we believe that fair value still exceeds carrying value.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of this reporting unit, it is reasonably possible a material change could occur.  If actual results are not consistent with our estimates or key assumptions used to calculate the fair value of this reporting unit, or if conditions or events change our estimates of future profitability, such as unfavorable developments in US ethanol policies, a material impairment of our goodwill could result.  If goodwill were determined to be impaired, it would result in a non-cash charge to earnings with a corresponding decrease in shareholder’s equity.  However, a non-cash goodwill impairment charge would not have any effect on our liquidity.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, changes in our credit ratings, access to capital, the investment performance of our pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and dispositions and successfully integrate newly acquired businesses into existing operations, our ability to effectively restructure portions of our operations and achieve cost savings from such restructurings and other risks and uncertainties described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For complete quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. Our exposure to market risk from commodities is detailed below.

The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of August 2, 2009 and May 3, 2009.

	August 2, 2009	May 3, 2009
	(in millions)
Livestock	$10.1	$12.6
Grains	29.0	17.1
Energy	1.8	2.0
Interest rates	1.1	0.5
Foreign currency	8.0	15.7

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of August 2, 2009. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of August 2, 2009.

There were no changes in our internal control over financial reporting during our first quarter of fiscal 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

The following two risk factors have been updated from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As of August 2, 2009, we had:

▪	approximately $3,350.0 million of indebtedness;

▪	guarantees of up to $94.3 million for the financial obligations of certain unconsolidated joint ventures and hog farmers;

▪	guarantees of $16.5 million for leases that were transferred to JBS in connection with the sale of Smithfield Beef;

▪	aggregate unused capacity under our Euro Credit Facility totaling $0 million, taking into account outstanding borrowings of $320.7 million and outstanding letters of credit of $0 million; and

▪
aggregate borrowing capacity available under our ABL Credit Facility totaling $706.1 million, taking into account a borrowing base adjustment of $56.5 million, outstanding borrowings of $0 million and outstanding letters of credit of $237.4 million.

On August 14, 2009, we issued an additional $225 million aggregate principal amount of our 10% Senior Secured Notes.  Also on August 14, 2009, we repaid the outstanding balance under the Euro Credit Facility with proceeds of the issuance of the additional Senior Secured Notes and other available cash and cancelled the facility.

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

▪
it may, together with the financial and other restrictive covenants in the agreements governing our indebtedness, significantly limit or impair our ability in the future to obtain financing, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and materially impair our liquidity,

▪
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

▪	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise,

▪
a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes, which amount would increase if prevailing interest rates rise,

▪
substantially all of our assets in the United States secure our ABL Credit Facility, our Rabobank Term Loan and our Senior Secured Notes, which could limit our ability to dispose of such assets or utilize the proceeds of such dispositions and, upon an event of default under any such secured indebtedness, the lenders thereunder could foreclose upon our pledged assets, and

▪	it could make us more vulnerable to downturns in general economic or industry conditions or in our business.

Further, our debt agreements restrict the payment of dividends to shareholders and, under certain circumstances, may limit additional borrowings, investments, the acquisition or disposition of assets, mergers and consolidations, transactions with affiliates, the creation of liens and the repayment of certain debt. For example, we anticipate that, if availability under the ABL Credit Facility does not meet certain thresholds, we will be subject to financial condition maintenance tests under the ABL Credit Facility and the Rabobank Term Loan. In addition, as more fully described in the section of our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Covenants and the Incurrence Test,” the indentures relating to our senior unsecured notes preclude us from incurring certain additional indebtedness and restrict us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments when our interest coverage ratio is less than 2.0 to 1.0 (the “Incurrence Test”). As of August 2, 2009, we did not meet the Incurrence Test, and we do not expect to meet the Incurrence Test again until the third quarter of fiscal 2010 at the earliest. Failure to meet the Incurrence Test limits our flexibility in accessing the credit markets and, should this failure continue, could adversely affect our business and financial condition by, among other things, limiting our ability to obtain financing, refinance existing indebtedness when it becomes due and take advantage of corporate opportunities.

Should market conditions continue to deteriorate or fail to improve, or our operating results continue to be depressed in the future, we may have to request amendments to our covenants and restrictions. There can be no assurance that we will be able to obtain such relief should it be needed in the future. A breach of any of these covenants or restrictions could result in a default that would permit our senior lenders, including lenders under the ABL Credit Facility or the Rabobank Term Loan, the holders of our Senior Secured Notes or the holders of our senior unsecured notes, as the case may be, to declare all amounts outstanding under the ABL Credit Facility, the Rabobank Term Loan, the Senior Secured Notes or the senior unsecured notes to be due and payable, together with accrued and unpaid interest, and the commitments of the relevant senior lenders to make further extensions of credit under the ABL Credit Facility could be terminated. If we were unable to repay our indebtedness to our lenders under our secured debt, these lenders could proceed, where applicable, against the collateral securing that indebtedness, which could include substantially all of our assets. Our future ability to comply with financial covenants and other conditions, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors, including the other risks set forth in this Item 1A and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 3, 2009.

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

Although our overall focus has shifted from acquisitions to integration of existing operations, we may continue to review opportunities for strategic growth through acquisitions in the future. We have also pursued and may in the future pursue strategic growth through investment in joint ventures. These acquisitions and investments may involve large transactions or realignment of existing investments such as the recent merger of Groupe Smithfield and Campofrío. These transactions present financial, managerial and operational challenges, including:

▪	diversion of management attention from other business concerns,

▪	difficulty with integrating businesses, operations, personnel and financial and other systems,

▪	lack of experience in operating in the geographical market of the acquired business,

▪	increased levels of debt potentially leading to associated reduction in ratings of our debt securities and adverse impact on our various financial ratios,

▪
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

▪	potential loss of key employees and customers of the acquired business,

▪	assumption of and exposure to unknown or contingent liabilities of acquired businesses,

▪	potential disputes with the sellers, and

▪	for our investments, potential lack of common business goals and strategies with, and cooperation of, our joint venture partners.

In addition, acquisitions outside the U.S. may present unique difficulties and increase our exposure to those risks associated with international operations.

We could experience financial or other setbacks if any of the businesses that we have acquired or may acquire in the future have problems of which we are not aware or liabilities that exceed expectations. See “Item 3. Legal Proceedings—Missouri litigation” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 regarding lawsuits filed in Missouri against PSF and CGC by neighboring individuals largely based on the laws of nuisance. Although we are continuing PSF’s vigorous defense of these claims, we cannot assure you that we will be successful, that additional nuisance claims will not arise in the future or that the reserves for this litigation will not have to be substantially increased.

Our numerous equity investments in joint ventures, partnerships and other entities, both within and outside the U.S., are periodically involved in modifying and amending their credit facilities and loan agreements. The ability of these entities to refinance or amend their facilities on a successful and satisfactory basis, and to comply with the covenants in their financing facilities, affects our assessment of the carrying value of any individual investment. As of August 2, 2009, none of our equity investments represented more than 6% of our total consolidated assets. If the Company determines in the future that an investment is impaired, we would be required to record a non-cash impairment charge, which could substantially affect our reported earnings in the period of such charge. In addition, any such impairment charge would negatively impact our financial ratios. See the section of our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 entitled “Notes to Consolidated Financial Statements—Note 1: Investments” for a discussion of the accounting treatment of our equity investments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 4, 2009 to June 2, 2009	9,008		$13.50	n/a	2,873,430
June 3, 2009 to July 2, 2009	-		n/a	n/a	2,873,430
July 3, 2009 to August 2, 2009	-		n/a	n/a	2,873,430
Total	9,008	(2)	$13.50	n/a	2,873,430
____________________

(1)
As of August 2, 2009, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005. There is no expiration date for this repurchase plan.

(2)
The purchases were made in open market transactions by Wells Fargo, as trustee, and the shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 3.1	—
Articles of Amendment effective August 27, 2009 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (filed herewith).

Exhibit 3.2	—
Amendment to the Bylaws effective August 27, 2008, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 4.1	—
Waiver, dated as of June 22, 2009, to the Revolving Credit Agreement, dated as of August 19, 2005, among the Company, the Subsidiary Guarantors from time to time party thereto, the lenders from time to time party thereto, Calyon New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch and SunTrust Bank, as co-documentation agents, Citicorp USA, Inc., as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent, relating to a $1,300,000,000 secured revolving credit facility, as amended (incorporated by reference to Exhibit 4.6(f) to the Company’s Annual Report on Form 10-K filed with the SEC on June 23, 2009).

Exhibit 4.2	—
Indenture, dated July 2, 2009, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.3	—	Form of 10% Senior Secured Note Due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).
Exhibit 4.4	—
Credit Agreement, dated July 2, 2009, among the Company, the Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and joint collateral agent, J.P. Morgan Securities Inc., General Electric Capital Corporation, Barclays Capital, Morgan Stanley Bank, N.A. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as joint bookrunners and co-lead arrangers, General Electric Capital Corporation, as co-documentation and joint collateral agent, Barclay’s Capital and Morgan Stanley Bank, N.A., as co-documentation agents and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as syndication agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.5	—
Term Loan Agreement, dated July 2, 2009, among the Company, the Guarantors, the lenders party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch, as administrative agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.6	—
Amended and Restated Pledge and Security Agreement, dated July 2, 2009, among the Company, the Guarantors and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.7	—
Pledge and Security Agreement, dated July 2, 2009, among the Company, the Guarantors, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.8	—
Intercreditor Agreement, dated July 2, 2009, among the Company, the Guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.9	—
Intercreditor and Collateral Agency Agreement, dated July 2, 2009, among the Company, the Guarantors, U.S Bank National Association, as collateral agent, U.S. Bank National Association, as trustee for the Notes, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch, as administrative agent (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.10	—	Form of 10% Senior Secured Note Due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009).
Exhibit 10.1	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2009).

Exhibit 10.2	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award for fiscal 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2009).

Exhibit 10.3	—	Smithfield Foods, Inc. Amended and Restated 2008 Incentive Compensation Plan (filed herewith).
Exhibit 10.4	—	Compensation for Named Executive Officers for fiscal 2010 (filed herewith).
Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2	—
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
Date: September 11, 2009