Form 10-Q
period 2009-11-01
SMITHFIELD FOODS INC
filed 2009-12-11
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2009

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

At November 27, 2009, 165,835,632 shares of the registrant’s Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
	(unaudited)		(unaudited)
Sales	$2,692.4	$3,147.1	$5,407.7	$6,288.9
Cost of sales	2,524.1	2,914.5	5,140.7	5,861.1
Gross profit	168.3	232.6	267.0	427.8
Selling, general and administrative expenses	180.0	209.7	363.8	400.3
Equity in (income) loss of affiliates	(13.5)	21.9	(23.8)	24.0
Operating profit (loss)	1.8	1.0	(73.0)	3.5
Interest expense	71.2	56.2	131.7	101.5
Loss on debt extinguishment	3.6	-	11.0	-
Loss from continuing operations before income taxes	(73.0)	(55.2)	(215.7)	(98.0)
Income tax benefit	(46.6)	(22.7)	(81.6)	(36.4)
Loss from continuing operations	(26.4)	(32.5)	(134.1)	(61.6)
Income from discontinued operations, net of tax of $33.1 and $42.2	-	34.2	-	50.1
Net income (loss)	$(26.4)	$1.7	$(134.1)	$(11.5)

Income (loss) per basic and diluted share:
Continuing operations	$(.17)	$(.23)	$(.90)	$(.44)
Discontinued operations	-	.24	-	.36
Net income (loss)	$(.17)	$.01	$(.90)	$(.08)

Weighted average basic and diluted shares	153.1	141.5	148.4	138.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	November 1, 2009	May 3, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$464.8	$119.0
Accounts receivable, net	700.6	595.2
Inventories	1,928.8	1,896.1
Prepaid expenses and other current assets	159.9	207.3
Total current assets	3,254.1	2,817.6

Property, plant and equipment, net	2,388.3	2,410.4
Goodwill	824.4	820.0
Investments	655.5	601.6
Intangible assets, net	391.1	391.7
Other assets	207.4	158.9
Total assets	$7,720.8	$7,200.2

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$26.0	$17.5
Current portion of long-term debt and capital lease obligations	78.9	320.8
Accounts payable	438.1	390.2
Accrued expenses and other current liabilities	581.2	558.3
Total current liabilities	1,124.2	1,286.8

Long-term debt and capital lease obligations	2,922.0	2,567.3
Other liabilities	754.6	715.5

Redeemable noncontrolling interests	40.0	8.3

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	-	-
Common stock, $.50 par value, 500,000,000 authorized shares; 165,835,632 and 143,576,842 issued and outstanding	82.9	71.8
Additional paid-in capital	1,608.5	1,353.8
Stock held in trust	(65.3)	(64.8)
Retained earnings	1,506.0	1,640.1
Accumulated other comprehensive loss	(260.8)	(388.5)
Total shareholders’ equity	2,871.3	2,612.4
Noncontrolling interests	8.7	9.9
Total equity	2,880.0	2,622.3
Total liabilities and equity	$7,720.8	$7,200.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	November 1, 2009	October 26, 2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(134.1)	$(11.5)
Adjustments to reconcile net cash flows from operating activities:
Income from discontinued operations, net of tax	-	(50.1)
Impairment of assets	38.5	-
Equity in (income) loss of affiliates	(23.8)	24.0
Depreciation and amortization	120.0	137.2
Changes in operating assets and liabilities and other, net	119.5	(337.7)
Net cash flows from operating activities	120.1	(238.1)

Cash flows from investing activities:
Capital expenditures	(98.9)	(114.7)
Disposition	-	580.0
Investments	-	(25.6)
Insurance proceeds	20.0	-
Other	5.4	(0.4)
Net cash flows from investing activities	(73.5)	439.3

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	840.1	600.0
Principal payments on long-term debt and capital lease obligations	(313.6)	(41.6)
Net repayments on revolving credit facilities and notes payables	(463.0)	(855.0)
Net proceeds from the issuance of common stock and stock option exercises	294.8	122.3
Purchase of call options	-	(88.2)
Proceeds from the sale of warrants	-	36.7
Debt issuance costs	(59.3)	(11.0)
Net cash flows from financing activities	299.0	(236.8)

Cash flows from discontinued operations:
Net cash flows from operating activities	-	34.7
Net cash flows from investing activities	-	(7.0)
Net cash flows from financing activities	-	(0.8)
Net cash flows from discontinued operations activities	-	26.9

Effect of foreign exchange rate changes on cash	0.2	(6.0)
Net change in cash and cash equivalents	345.8	(14.7)
Cash and cash equivalents at beginning of period	119.0	57.3
Cash and cash equivalents at end of period	$464.8	$42.6

Non-cash investing and financing activities:
Investment in Butterball	$-	$(24.5)
Common stock issued for acquisition	$-	$(60.4)

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

You should read these statements in conjunction with the audited consolidated financial statements and the related notes which are included in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. The enclosed interim consolidated condensed financial information is unaudited. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included.

Unless otherwise stated, the amounts presented in these notes to our consolidated condensed financial statements are based on continuing operations for all fiscal periods included. The three months ended November 1, 2009 correspond to the second quarter of fiscal 2010 and the three months ended October 26, 2008 correspond to the second quarter of fiscal 2009. Certain prior year amounts have changed as a result of the adoption of certain accounting pronouncements as discussed in Note 2—Accounting Changes, and to conform to current year presentations.

NOTE 2: ACCOUNTING CHANGES

In May 2009, the Financial Accounting Standards Board (FASB) issued authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted this guidance in the first quarter of fiscal 2010. The adoption had no impact on our consolidated condensed financial statements. See Note 18—Subsequent Events for required disclosures.

In April 2009, the FASB issued new disclosure requirements about the fair values of financial instruments in interim financial statements. We adopted the new requirements in the first quarter of fiscal 2010. See Note 15—Fair Value Measurements for required disclosures.

In September 2008, the Emerging Issues Task Force (EITF) issued guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The new guidance requires retrospective application with restatement of prior periods. We adopted the new guidance in the first quarter of fiscal 2010 and determined that it had no impact on our consolidated condensed financial statements.

In May 2008, the FASB issued new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under the new guidance, issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. We adopted the new accounting guidance in the first quarter of fiscal 2010 and applied it retrospectively to all periods presented. Refer to Note 9—Debt for further discussion of the impact of this new accounting guidance on our consolidated condensed financial statements.

In December 2007, the FASB issued new accounting and disclosure guidance on how to recognize, measure and present assets acquired, liabilities assumed, noncontrolling interests and any goodwill recognized in a business combination. The objective of this new guidance is to improve the information included in financial reports about the nature and financial effects of business combinations. We adopted the new guidance in the first quarter of fiscal 2010, and will apply it prospectively to all future business combinations. The adoption did not have a significant impact on our consolidated condensed financial statements, and the impact on our consolidated condensed financial statements in future periods will depend on the nature and size of any future business combinations.

In December 2007, the FASB issued new accounting and reporting guidance for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than as a liability or in the mezzanine section between liabilities and equity. The new guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. We adopted the new accounting guidance in the first quarter of fiscal 2010, and are applying it prospectively, except for the consolidated condensed statements of income where income attributable to noncontrolling interests is immaterial for the periods presented. The new presentation and disclosure requirements have been applied retrospectively. The adoption of this guidance did not have a significant impact on our consolidated condensed financial statements.

In September 2006, the FASB issued new accounting and disclosure guidance that defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. It does not require any new fair value measurements. The new guidance is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. We adopted the new guidance for financial assets and liabilities in the first quarter of fiscal 2009 and for nonrecurring fair value measurements of nonfinancial assets and liabilities in the first quarter of fiscal 2010. The adoption did not have a significant impact on our consolidated financial statements. See Note 15— Fair Value Measurements for additional disclosures on fair value measurements.

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

We recorded an estimated pre-tax gain of $95.2 million ($51.9 million net of tax) on the sale of Smithfield Beef in income from discontinued operations in the second quarter of fiscal 2009.

The following table presents sales, interest expense and net income (loss) of Smithfield Beef for the fiscal periods indicated. Interest expense is allocated to discontinued operations based on specific borrowings by the discontinued operations. These results are reported in income from discontinued operations.

	Three Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
	(in millions)		(in millions)
Sales	$-	$884.9	$-	$1,699.0
Interest expense	-	7.5	-	17.3
Net income (loss)	-	(16.8)	-	0.9

Smithfield Bioenergy, LLC (SBE)

In April 2007 (fiscal 2007), we decided to exit the alternative fuels business and in May 2008 (fiscal 2009), we completed the sale of substantially all of the assets of SBE for $11.5 million. The results of SBE are presented in income from discontinued operations. The following table presents sales, interest expense and net loss of SBE for the fiscal periods indicated:

	Three Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
	(in millions)		(in millions)
Sales	$-	$-	$-	$3.8
Interest expense	-	0.5	-	1.3
Net loss	-	(0.9)	-	(2.7)

NOTE 4: INVENTORIES

Inventories consist of the following:

	November 1, 2009	May 3, 2009
	(in millions)
Live hogs	$886.5	$838.4
Fresh and packaged meats	811.9	789.1
Manufacturing supplies	76.9	72.7
Grains and other	153.5	195.9
Total inventories	$1,928.8	$1,896.1

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

We record all derivatives in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method). We may elect either method of accounting for our derivative portfolio, assuming all the necessary requirements are met. We have in the past, and will in the future, avail ourselves of either acceptable method. We believe all of our derivative instruments represent economic hedges against changes in prices and rates, regardless of their designation for accounting purposes.

We do not offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. As of November 1, 2009, prepaid expenses and other current assets included $5.1 million representing cash on deposit with brokers to cover losses on our open derivative instruments. As of November 1, 2009, accrued expenses and other current liabilities included $3.6 million representing cash deposits received from our brokers to cover gains on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. We have reviewed our derivative contracts and have determined that they do not contain credit contingent features which would require us to post additional collateral if we did not maintain a credit rating equivalent to what was in place at the time the contracts were entered into.

We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, and therefore our credit risk is not significant. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of November 1, 2009, we had credit exposure of $4.5 million, excluding the effects of netting arrangements and collateral. As a result of netting arrangements and collateral, our credit exposure was reduced to $0.9 million. No significant concentrations of credit risk existed as of November 1, 2009.

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

	Assets		Liabilities
	November 1, 2009	May 3, 2009	November 1, 2009	May 3, 2009
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$18.6	$10.4	$18.8	$17.7
Livestock contracts	1.2	-	0.3	-
Interest rate contracts	-	0.6	10.0	10.3
Foreign exchange contracts	2.5	2.8	0.2	14.4
Total	22.3	13.8	29.3	42.4

Derivatives using the "mark-to-market" method:
Grain contracts	2.9	10.2	4.4	16.2
Livestock contracts	7.0	21.9	7.9	6.3
Energy contracts	0.2	-	5.4	13.0
Foreign exchange contracts	1.3	0.3	4.1	1.6
Total	11.4	32.4	21.8	37.1
Total fair value of derivative instruments	$33.7	$46.2	$51.1	$79.5

Hedge Accounting Method

Cash Flow Hedges

We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and the forecasted purchase of corn and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. We generally do not hedge anticipated transactions beyond twelve months.

During the six months ended November 1, 2009, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	-	79,035,000	Bushels
Soybean meal	78,900	403,900	Tons
Lean Hogs	-	146,480,000	Pounds
Interest rate	200,000,000	200,000,000	U.S. Dollars
Foreign exchange (1)	48,164,942	105,397,976	U.S. Dollars
___________________

(1)           Amounts represent the U.S. dollar equivalent of various foreign exchange contracts.

When cash flow hedge accounting is applied, derivative gains or losses from these cash flow hedges are recognized as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for grain contracts, sales for lean hog contracts, interest expense for interest rate contracts, and selling, general and administrative expenses for foreign exchange contracts.

The following table presents the effects on our consolidated condensed financial statements of gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Loss Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$16.3	$(39.5)	$(24.2)	$(1.7)	$(4.3)	$(2.0)
Lean hog contracts	3.9	-	3.2	-	(0.1)	-
Interest rate contracts	(1.3)	(5.0)	(1.1)	(0.3)	-	-
Foreign exchange contracts	4.5	(1.8)	2.9	(0.3)	-	-
Total	$23.4	$(46.3)	$(19.2)	$(2.3)	$(4.4)	$(2.0)

	Six Months Ended		Six Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$2.8	$(216.7)	$(83.7)	$(0.9)	$(6.8)	$(8.1)
Lean hog contracts	5.7	-	3.2	-	(0.1)	-
Interest rate contracts	1.4	(5.0)	(2.6)	(0.3)	-	-
Foreign exchange contracts	10.6	(1.0)	(4.6)	0.5	-	-
Total	$20.5	$(222.7)	$(87.7)	$(0.7)	$(6.9)	$(8.1)

For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.

As of November 1, 2009, there were deferred net gains of $5.4 million, net of tax of $3.4 million, in accumulated other comprehensive loss. As of May 3, 2009, there were deferred net losses of $77.1 million, net of tax of $34.6 million in accumulated other comprehensive loss. The amount of deferred net gains in accumulated other comprehensive that we expect to reclassify into earnings within the next twelve months is immaterial.

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

During the six months ended November 1, 2009, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Corn	7,510,000	11,610,000	Bushels
Interest rate	-	50,000,000	U.S. Dollars
Foreign exchange (1)	16,051,549	19,822,036	U.S. Dollars
___________________

(1)           Amounts represent the U.S. dollar equivalent of various foreign exchange contracts.

The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gain (Loss) Recognized in Earnings on Derivative		Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
	(in millions)		(in millions)
Commodity contracts	$3.7	$1.7	$(2.8)	$(0.4)
Interest rate contracts	-	(0.2)	-	0.2
Foreign exchange contracts	2.0	(0.7)	(0.9)	-
Total	$5.7	$0.8	$(3.7)	$(0.2)

	Six Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
	(in millions)		(in millions)
Commodity contracts	$6.0	$(0.9)	$(4.8)	$(0.3)
Interest rate contracts	0.6	2.0	(0.6)	(2.0)
Foreign exchange contracts	3.1	(1.2)	(1.4)	-
Total	$9.7	$(0.1)	$(6.8)	$(2.3)

Mark-to-Market Method

Derivative instruments that are not designated as a hedge, have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings. Under the mark-to-market method, gains and losses are recorded in cost of sales for commodity contracts, and selling, general and administrative expenses for interest rate contracts and foreign exchange contracts.

During the six months ended November 1, 2009, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	9,000,000	248,960,000	Pounds
Corn	3,832,500	27,560,000	Bushels
Soybean meal	87,500	166,350	Tons
Soybeans	140,000	345,000	Bushels
Wheat	-	360,000	Bushels
Live cattle	-	640,000	Pounds
Pork bellies	-	1,080,000	Pounds
Natural gas	3,970,000	5,040,000	Million BTU's
Foreign exchange (1)	69,005,721	141,575,138	U.S. Dollars
___________________

(1)           Amounts represent the U.S. dollar equivalent of various foreign exchange contracts.

The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
	(in millions)		(in millions)
Commodity contracts	$2.4	$40.7	$14.5	$51.3
Interest rate contracts	-	-	-	0.2
Foreign exchange contracts	(4.8)	0.6	(11.0)	1.0
Total	$(2.4)	$41.3	$3.5	$52.5

NOTE 6: IMPAIRMENT OF LONG-LIVED ASSETS

Hog Farms

In June 2009 (fiscal 2010), we decided to further reduce our domestic sow herd by 3%, or approximately 30,000 sows, which was accomplished by ceasing hog production operations and closing certain of our hog farms that were previously acquired in our merger with Premium Standard Farms, Inc. (PSF). In addition, in the first quarter of fiscal 2010, we began marketing certain other hog farms that were also previously acquired in our merger with PSF.  As a result of these decisions, we recorded total impairment charges of $34.1 million in the first quarter of fiscal 2010 to write down the hog farm assets to their estimated fair values. The impairment charges were recorded in the Hog Production segment. See Note 15—Fair Value Measurements for further discussion.

The farm assets we intend to sell, which consist solely of property, plant and equipment, have been reclassified as held for sale within prepaid expenses and other current assets in the consolidated condensed balance sheets. The carrying amount of those assets was $27.9 million as of November 1, 2009 and $33.1 million as of May 3, 2009.

RMH Foods, LLC (RMH)

In October 2009 (fiscal 2010), we entered into an agreement to sell substantially all of the assets of RMH, a subsidiary within the Pork segment, for $9.5 million in cash, plus the assumption by the buyer of certain liabilities, subject to customary post-closing adjustments, including adjustments for differences in working capital at closing from agreed-upon targets. Based on the agreed-upon sales price, we recorded pre-tax charges totaling $3.5 million in the Pork segment in the second quarter of fiscal 2009 to write-down the assets of RMH to their fair values. These charges were recorded in cost of sales in the consolidated condensed statement of income. The sale is expected to be completed in the third quarter of fiscal 2010.

NOTE 7: RESTRUCTURING

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  By the end of the first quarter of fiscal 2010, all of the targeted plants had been closed except for The Smithfield Packing Company, Incorporated’s Smithfield South plant, which is expected to close by the end of the third quarter of fiscal 2010.

The following table summarizes the balance of accrued expenses, the cumulative expense incurred to date and the expected remaining expenses to be incurred related to the Restructuring Plan by major type of cost. All of these charges were recorded in the Pork segment.

	Accrued Balance May 3, 2009	1st Quarter FY 2010 Expense	2nd Quarter FY 2010 Expense	Payments	Accrued Balance November 1, 2009	Cumulative Expense-to-Date	Estimated Remaining Expense
Restructuring charges:	(in millions)
Employee severance and related benefits	$11.9	$(0.2)	$0.4	$(2.7)	$9.4	$12.5	$0.6
Other associated costs	0.5	6.5	3.0	(9.1)	0.9	11.2	10.2
Total restructuring charges	$12.4	$6.3	$3.4	$(11.8)	$10.3	23.7	$10.8

Impairment charges:
Property, plant and equipment						69.4
Inventory						4.8
Total impairment charges						74.2
Total restructuring and impairment charges						$97.9

Employee severance and related benefits primarily include severance benefits and an estimated obligation for the partial withdrawal from a multiemployer pension plan. Other associated costs consist primarily of plant consolidation, asset disposal costs and plant wind-down expenses, all of which are expensed as incurred. Of the $9.7 million of restructuring charges recorded in fiscal 2010, $7.1 million was recorded in cost of sales with the remainder recorded in selling, general and administrative expenses. Substantially all of the estimated remaining expenses are expected to be incurred through the end of fiscal 2010.

NOTE 8: INVESTMENTS

Investments consist of the following:

Equity Investment	% Owned	November 1, 2009	May 3, 2009
		(in millions)
Campofrío Food Group (CFG) (1)	37%	$456.7	$417.8
Butterball, LLC (Butterball)	49%	85.6	78.2
Mexican joint ventures	Various	60.8	53.9
Other	Various	52.4	51.7
Total investments		$655.5	$601.6
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

Equity in (income) loss of affiliates consists of the following:

		Three Months Ended		Six Months Ended
Equity Investment	Segment	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
		(in millions)		(in millions)
Butterball	Other	$(8.0)	$14.0	$(7.4)	$20.5
Campofrío Food Group (2)	International	(4.2)	(0.1)	(7.8)	3.6
Mexican joint ventures	Various	(1.3)	8.6	(6.9)	1.2
All other equity method investments	Various	-	(0.6)	(1.7)	(1.3)
Equity in (income) loss of affiliates		$(13.5)	$21.9	$(23.8)	$24.0
____________________

(2)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

During the first quarter of fiscal 2010, we received a cash dividend from CFG totaling approximately $16.6 million.

As of November 1, 2009, we held 37,811,302 shares of CFG common stock. The stock was valued at €6.88 per share (approximately $10.13 per share) on the close of the last day of trading before the end of our second quarter of fiscal 2010. Based on the stock price and foreign exchange rate as of November 1, 2009, the carrying value of our investment in CFG, net of the cumulative translation adjustment, exceeded the market value of the underlying securities by $41.9 million. Based on the intra-day high price of the stock on November 16, 2009, the market value of our investment in CFG had increased to $397.9 million, which reduced the gap to $26.9 million.  We have analyzed our investment in CFG for impairment and have determined that the decline in value is temporary given the historical trading levels of the stock, the short duration of time in which the carrying value of the investment exceeded its fair value and our intent and ability to hold the investment long-term. Based on our assessment, no impairment was recorded.

NOTE 9: DEBT

2014 Notes

In July 2009 (fiscal 2010), we issued $625 million aggregate principal amount of 10% senior secured notes at a price equal to 96.201% of their face value. In August 2009 (fiscal 2010), we issued an additional $225 million aggregate principal amount of 10% senior secured notes at a price equal to 104% of their face value, plus accrued interest from July 2, 2009 to August 14, 2009. Collectively, these notes, which mature in July 2014, are referred to as the “2014 Notes.”

Interest payments are due semi-annually on January 15 and July 15. The 2014 Notes are guaranteed by substantially all of our U.S. subsidiaries. The 2014 Notes are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, in substantially all of the guarantors’ real property, fixtures and equipment (collectively, the Non-ABL Collateral) and are secured by second-priority liens on cash and cash equivalents, deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom, intellectual property, and certain capital stock and interests, which secure the ABL Credit Facility (as defined below) on a first-priority basis (collectively, the ABL Collateral).

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

We incurred offering expenses of approximately $21.9 million, which are being amortized, along with the discount and premium, into interest expense over the five-year life of the 2014 Notes.  We used the net proceeds from the issuance of the 2014 Notes, together with other available cash, to repay borrowings and terminate commitments under our then existing $1.3 billion secured revolving credit agreement (the U.S. Credit Facility), to repay the outstanding balance under our then existing €300 million European secured revolving credit facility (the Euro Credit Facility), to repay and/or refinance other indebtedness and for other general corporate purposes. We cancelled the Euro Credit Facility, which was scheduled to mature in August 2010 (fiscal 2011), upon repayment of the outstanding balance. In the second quarter of fiscal 2010, in connection with the cancellation of the Euro Credit Facility, we recorded $3.0 million of charges primarily related to the write-off of unamortized costs associated with the facility as a loss on debt extinguishment.

Asset-Based Credit Facility

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

Availability under the ABL Credit Facility is based on a percentage of certain eligible accounts receivable and eligible inventory and is reduced by certain reserves. After reducing the amount available by outstanding letters of credit issued under the ABL Credit Facility of $208.6 million and a borrowing base adjustment of $5.0 million, the amount available for borrowing, as of November 1, 2009, was $786.4 million, of which, we had no outstanding borrowings.

We incurred approximately $37.3 million in transaction fees which will be amortized into interest expense over the three-year life of the ABL Credit Facility.  In the first quarter of fiscal 2010, we recognized a $7.4 million charge related to the write-off of amendment fees and costs associated with the U.S. Credit Facility as a loss on debt extinguishment.

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

The Convertible Notes were originally accounted for as a combined debt instrument as the conversion feature did not meet the requirements to be accounted for separately as a derivative financial instrument. In May 2008, the FASB issued new accounting guidance specifying that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt recorded. This discount represents the amount of additional interest expense to be recognized using the effective interest method over the life of the debt, to accrete the debt to the principal amount due at maturity. We adopted the new accounting guidance beginning in the first quarter of fiscal 2010 (beginning May 4, 2009).

On the date of issuance of the Convertible Notes, our nonconvertible debt borrowing rate was determined to be 10.2%. Based on that rate of interest, the liability component and equity component of the Convertible Notes were determined to be $304.2 million and $95.8 million, respectively.

The following table presents the effects of the retrospective application of the new accounting guidance on our consolidated condensed balance sheet as of May 3, 2009:

	As Originally Presented May 3, 2009	Adjustments	As Adjusted May 3, 2009
		(in millions)
Other assets	$161.2	$(2.3)	$158.9
Total assets	7,202.5	(2.3)	7,200.2
Long-term debt and capital lease obligations	2,649.9	(82.6)	2,567.3
Other liabilities	686.2	29.3	715.5
Additional paid-in capital	1,294.7	59.1	1,353.8
Retained earnings	1,648.2	(8.1)	1,640.1
Total Smithfield Foods, Inc. shareholders’ equity	2,561.4	51.0	2,612.4
Total liabilities and shareholders’ equity	7,202.5	(2.3)	7,200.2

The following table presents the effects of the retrospective application of the new accounting guidance on our consolidated income statement for fiscal 2009:

	As Originally Presented Fiscal 2009	Adjustments	As Adjusted Fiscal 2009
	(in millions, except per share data)
Interest expense	$209.1	$12.7	$221.8
Loss from continuing operations before income taxes	(369.5)	(12.7)	(382.2)
Income tax benefit	(126.7)	(4.6)	(131.3)
Loss from continuing operations	(242.8)	(8.1)	(250.9)
Net loss	(190.3)	(8.1)	(198.4)

Loss per basic and diluted share:
Continuing operations	$(1.72)	$(.06)	$(1.78)
Net loss	(1.35)	(.06)	(1.41)

The following table presents the effects of the retrospective application of the new accounting guidance on our consolidated condensed income statements for the three and six months ended October 26, 2008:

	Three Months Ended October 26, 2008			Six Months Ended October 26, 2008
	As Originally Presented	Adjustments	As Adjusted	As Originally Presented	Adjustments	As Adjusted
	(in millions, except per share data)			(in millions, except per share data)
Interest expense	$52.1	$4.1	$56.2	$96.6	$4.9	$101.5
Loss from continuing operations before income taxes	(51.1)	(4.1)	(55.2)	(93.1)	(4.9)	(98.0)
Income tax benefit	(21.1)	(1.6)	(22.7)	(34.6)	(1.8)	(36.4)
Loss from continuing operations	(30.0)	(2.5)	(32.5)	(58.5)	(3.1)	(61.6)
Net income (loss)	4.2	(2.5)	1.7	(8.4)	(3.1)	(11.5)

Income (loss) per basic and diluted share:
Continuing operations	$(.21)	$(.02)	$(.23)	$(.42)	$(.02)	$(.44)
Net income (loss)	.03	(.02)	.01	(.06)	(.02)	(.08)

The adoption of the new accounting guidance impacted our results for the three and six months ended November 1, 2009 as follows:

	Three Months Ended November 1, 2009	Six Months Ended November 1, 2009
	(in millions, except per share data)
Interest expense	$4.2	$8.1
Loss from continuing operations before income taxes	(4.2)	(8.1)
Income tax benefit	(1.6)	(3.0)
Loss from continuing operations	(2.6)	(5.1)
Net loss	(2.6)	(5.1)

Loss per basic and diluted share:
Continuing operations	$(.02)	$(.03)
Net loss	(.02)	(.03)

As of November 1, 2009, the amount of the unamortized debt discount was $74.5 million, which will be amortized into interest expense through maturity of the Convertible Notes in June 2013 (fiscal 2014). As of November 1, 2009, the net carrying amount of the liability component was $325.5 million. In addition to the interest expense recognized due to the new accounting guidance as presented above, we recognized contractual coupon interest expense on the Convertible Notes of $4.0 million and $8.0 million for the three and six months ended November 1, 2009, respectively, and $4.0 million and $4.9 million for the three and six months ended October 26, 2008, respectively.

In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions with respect to our common stock to reduce potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions (collectively referred to as the Call Spread Transactions). We purchased call options that permit us to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment, which is the number of shares initially issuable upon conversion of the Convertible Notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment. See Note 14—Equity for more information on the Call Spread Transactions.

Debt Covenants and the Incurrence Test

Our various debt agreements contain covenants that limit additional borrowings, acquisitions, dispositions, leasing of assets and payments of dividends to shareholders, among other restrictions.

Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test).  As of November 1, 2009, we did not meet the Incurrence Test.  Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the fourth quarter of fiscal 2010 at the earliest.  The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test is not a default. In addition to limiting our ability to incur additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from borrowing on the ABL Credit Facility or from refinancing existing indebtedness. Therefore we do not expect the limitations resulting from our inability to satisfy the Incurrence Test to have a material adverse effect on our business or liquidity.

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

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $87.3 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $70.8 million was outstanding as of November 1, 2009, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $14.9 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expire through August 2021.

NOTE 11: INCOME TAXES

Our effective tax rate was 64% and 41% for the three months ended November 1, 2009 and October 26, 2008, respectively, and 38% and 37% for the six months ended November 1, 2009 and October 26, 2008, respectively. The significant year over year increase in the effective tax rate for the second quarter resulted primarily from an adjustment to the forecasted projection of pre-tax earnings for the full year, which resulted in an increase to our estimated annual effective tax rate. As a result of the increase in the annual effective tax rate from the 25% effective tax rate used in the first quarter, our second quarter effective tax rate was 64%.

NOTE 12: PENSION PLANS

The components of net periodic pension cost consist of:

	Three Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
	(in millions)		(in millions)
Service cost	$5.7	$6.4	$11.3	$12.8
Interest cost	18.5	17.2	36.9	34.3
Expected return on plan assets	(12.3)	(17.5)	(24.6)	(34.9)
Net amortization	5.0	1.6	10.1	3.2
Net periodic pension cost	$16.9	$7.7	$33.7	$15.4

NOTE 13: REDEEMABLE NONCONTROLLING INTERESTS

The noncontrolling interest holders of one of our consolidated subsidiaries have an option to require us to redeem their ownership interests in the future with cash. The redemption value is determinable from a specified formula based on earnings of the subsidiary. The put option becomes exercisable beginning in the third quarter of fiscal 2010. Pursuant to authoritative guidance, securities that are currently redeemable, or are probable of becoming redeemable, are required to be adjusted to their maximum redemption amounts each reporting period, and should be classified outside of permanent equity in the balance sheet.

In the second quarter of fiscal 2010, as a result of discussions with the noncontrolling interest holders, we determined that these noncontrolling interests are probable of becoming redeemable. As such, in the second quarter of fiscal 2010, we recorded an adjustment to increase the carrying amount of the redeemable noncontrolling interests by $32.9 million with an offsetting decrease to additional paid-in capital. We also reclassified the amount of the redeemable noncontrolling interests outside of permanent equity in the consolidated condensed balance sheets. Subsequent adjustments to the carrying amount of the redeemable noncontrolling interests to reflect any changes in their redemption value at the end of each reporting period would be recorded in the same manner.

According to the authoritative accounting guidance for redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution rate that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, we have elected to treat only the portion of the periodic adjustment to the noncontrolling interest that reflects redemption in excess of fair value as being akin to an actual dividend. We have determined that the adjustment to the carrying amount of the noncontrolling interest was not in excess of fair value, and therefore, no adjustment to the earnings per share computation was necessary.

Refer to Note 18—Subsequent Events for further discussion about these redeemable noncontrolling interests.

NOTE 14: EQUITY

Increase of Authorized Shares of Common Stock

On August 26, 2009, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 200 million to 500 million.

Common Stock Offering

In September 2009 (fiscal 2010), we issued 21,660,649 shares of common stock in a registered public offering at $13.85 per share. In October 2009 (fiscal 2009), we issued an additional 598,141 shares of common stock at $13.85 per share to cover over-allotments from the offering. The net proceeds of $294.8 million from the offering were used to repay our $206.3 million senior unsecured notes, which matured in October 2009 (fiscal 2010), and for working capital and other general corporate purposes.

Stock Options

We issued 12,000 shares of common stock upon exercise of stock options in fiscal 2009. There have been no exercises of common stock options during fiscal 2010. As of November 1, 2009, 2,144,703 stock options were outstanding.

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

The fair value of the performance share units was estimated on the date of grant using the Black-Scholes option pricing model. The performance share units were valued in separate tranches according to the expected life of each tranche. The weighted average grant-date fair value of each of the performance share units was $22.14. The fair value is being recognized over the expected life of each tranche. If the expected life of each tranche is inconsistent with the actual vesting period, for example, because the earnings target is met in a period that differs from our expectation, then compensation expense will be adjusted prospectively to reflect the change in the expected life of the award.

We also have 160,000 other performance share units outstanding, which were granted in fiscal 2009. Compensation expense related to all outstanding performance share units was $1.5 million and $2.4 million for the three and six months ended November 1, 2009. Compensation expense related to performance share units was immaterial for the three and six months ended October 26, 2008.

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

We have analyzed the Call Spread Transactions and determined that they meet the criteria for classification as equity instruments. As a result, we recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an increase to additional paid-in capital. Subsequent changes in fair value of those instruments are not recognized in the financial statements as long as the instruments continue to meet the criteria for equity classification.

New Accounting Guidance for Convertible Notes

As more fully described in Note 9—Debt, the FASB issued new accounting guidance in the first quarter of fiscal 2010, which required us to separately account for the conversion feature of the Convertible Notes as a component of equity, thereby increasing additional paid-in capital by $59.1 million.

Comprehensive Income

The components of comprehensive income (loss), net of tax, consist of:

	Three Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
	(in millions)		(in millions)
Net income (loss)	$(26.4)	$1.7	$(134.1)	$(11.5)
Hedge accounting	17.3	(112.1)	63.1	(140.3)
Foreign currency translation	12.3	(108.5)	59.1	(95.4)
Pension accounting	3.0	-	5.5	0.7
Total comprehensive income (loss)	$6.2	$(218.9)	$(6.4)	$(246.5)

NOTE 15: FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.We are required to consider and reflect the assumptions of market participants in fair value calculations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were measured at fair value on a recurring basis as of November 1, 2009. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives	$3.8	$-	$3.8	$-
Money market fund	383.2	383.2	-	-
Cash surrender value of life insurance policies	27.9	27.9		-
Total	$414.9	$411.1	$3.8	$-

Liabilities
Derivatives	$22.4	$0.3	$22.1	$-

When available, we use quoted market prices to determine fair value and we classify such measurements within Level 1.  In some cases where market prices are not available, we make use of observable market based inputs (i.e. Bloomberg and commodity exchanges) to calculate fair value, in which case the measurements are classified within Level 2.

For additional disclosures regarding the fair value of our derivative instruments and the location of such amounts in our consolidated condensed balance sheets, refer to Note 5—Derivatives and Hedging Activities.

We invest our cash in an overnight money market fund, which is treated as a trading security with the unrealized gains recorded in earnings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

As discussed further in Note 6—Impairment of Long-Lived Assets, we recorded impairment charges totaling $34.1 million in the first quarter of fiscal 2010 and $3.5 million in the second quarter of fiscal 2010 to write down certain assets to their estimated fair values. The fair value of these assets, which consisted solely of property, plant and equipment, was determined to be approximately $55.0 million as of November 1, 2009. The fair value measurements of these assets were determined based on a negotiated sales price or using relevant market data based on recent transactions for similar assets and third party estimates, which we classify as Level 2 inputs, as well as unobservable inputs that reflect our own assumptions regarding how market participants would price the assets, which we classify as Level 3 inputs.

Other Financial Instruments

We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of November 1, 2009 and May 3, 2009.

	November 1, 2009		May 3, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)		(in millions)
Public debt	$2,962.6	$2,996.5	$2,448.2	$2,882.8

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 16: CONTINGENCIES

Insurance Recoveries

In July 2009 (fiscal 2010), a fire occurred at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Incorporated (Patrick Cudahy), in Cudahy, WI.  The fire damaged a portion of the facility’s production space and required the temporary cessation of operations, but did not consume the entire facility. Shortly after the fire, we resumed production activities in undamaged portions of the plant, including the distribution center, and took steps to address the supply needs for Patrick Cudahy products by shifting production to other Company facilities.

The products produced at the facility include precooked and traditional bacon, dry sausage, ham and sliced meats. Patrick Cudahy’s operating results are reported in the Pork segment. Annual revenues for Patrick Cudahy’s packaged meats business have exceeded $450 million in recent years.

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

Litigation

There have been no significant developments regarding the litigation disclosed in Note 15 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009, nor have any significant new matters arisen during fiscal 2010.

NOTE 17: SEGMENT DATA

We conduct our operations through five reportable segments: Pork, International, Hog Production, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. As discussed in Note 3—Discontinued Operations, we sold our Beef operations, which are reported as discontinued operations.

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

The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
	(in millions)		(in millions)
Sales:
Segment sales—
Pork	$2,241.7	$2,590.1	$4,493.5	$5,169.3
International	336.0	402.5	634.3	807.8
Hog Production	554.9	748.8	1,107.1	1,474.6
Other	26.7	46.8	97.9	91.0
Total segment sales	3,159.3	3,788.2	6,332.8	7,542.7
Intersegment sales—
Pork	(7.2)	(13.8)	(15.6)	(28.4)
International	(14.5)	(17.8)	(27.1)	(34.1)
Hog Production	(445.2)	(609.5)	(882.4)	(1,191.3)
Total intersegment sales	(466.9)	(641.1)	(925.1)	(1,253.8)
Consolidated sales	$2,692.4	$3,147.1	$5,407.7	$6,288.9

Operating profit (loss):
Pork	$173.7	$93.4	$274.7	$155.1
International	15.6	11.0	22.9	16.9
Hog Production	(167.3)	(58.0)	(329.4)	(96.8)
Other	(0.8)	(12.1)	(5.4)	(18.8)
Corporate	(19.4)	(33.3)	(35.8)	(52.9)
Consolidated operating profit (loss)	$1.8	$1.0	$(73.0)	$3.5

NOTE 18: SUBSEQUENT EVENTS

We have evaluated subsequent events through December 10, 2009. The following significant non-recognized subsequent events occurred prior to the filing of this report.

Sale of Investment

In November 2009 (fiscal 2010), we completed the sale of our investment in Farasia Corporation (Farasia), a 50/50 Chinese joint venture formed in 2001, for RMB 97.0 million ($14.2 million at the time of the transaction). Farasia’s wholly-owned subsidiary, Maverick Food Company Limited, focuses mainly on hot dogs and other sausages, whole and sliced ham, bacon, Chinese-style processed meat, and frozen and convenience food. As a result of the sale, we anticipate recording a pre-tax gain of approximately $4 million in the third quarter of fiscal 2010.

Redemption of Noncontrolling Interests

In November 2009 (fiscal 2010), the noncontrolling interest holders of one of our consolidated subsidiaries in the Pork segment notified us of their intention to exercise their put option, requiring us to purchase all of their ownership interests in the subsidiary. We expect to purchase the remaining ownership interests in the subsidiary for approximately $40 million in the third quarter of fiscal 2010. See Note 13—Redeemable Noncontrolling Interests for further discussion about these noncontrolling interests.

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

RESULTS OF OPERATIONS

Second Quarter of Fiscal 2010 Summary

Net loss was $26.4 million, or $(.17) per diluted share, in the second quarter of fiscal 2010, compared to net income of $1.7 million, or $.01 per diluted share, in the same quarter last year. The following significant factors impacted second quarter of fiscal 2010 results compared to the second quarter of fiscal 2009:

▪	Pork segment operating profit increased sharply to $173.7 million driven by substantially improved results related to the packaged meats component of the segment.

▪	International segment operating profit improved from the prior year quarter. The improvement is mainly attributable to strong results in Poland and from our equity method investments.

▪	The Hog Production segment incurred significant operating losses due to low live hog market prices and high feed costs.

▪	The Other segment losses were lower due to improved results at Butterball.

Outlook

The commodity markets affecting our business are extremely volatile and fluctuate on a daily basis. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪
Pork— Operating profits in this segment were the highest the Company has ever recorded in a second quarter and first six-month period, despite year over year volume decreases and a fresh pork environment that was depressed throughout the first quarter.

Pricing discipline, rationalization of low margin business, low raw material costs and the early benefits of the Restructuring Plan (as defined below) have pushed packaged meats profits higher through the first six months of fiscal 2010, despite a 7% reduction in sales volume and $8.6 million in charges related to the restructuring effort.  As we move into the third quarter, our packaged meats business continues to be solidly profitable.

The fresh pork environment was weak for much of the first quarter but showed a dramatic improvement as we moved through the second quarter and into the early stages of the third quarter.   While export volumes to key countries decreased year over year, overall volumes remain robust in historical terms.  Export shipments to China, which was closed throughout the first half of fiscal 2010, are expected to resume in the third quarter, helping the overall pork complex.

We are very optimistic about Pork segment results for the full fiscal year.  We expect the actions we've taken on the sales, operating, and restructuring fronts will support segment profitability, even as raw material prices move higher in the latter half of the year.

▪
International—We expect our international meat operations to continue improving their operating performance as we move further into fiscal 2010. We expect to continue to see positive contributions from our investment in CFG due to an improving pork environment in Europe and as the realization of synergies associated with the prior year merger with Groupe Smithfield begin to be more fully realized.

▪
Hog Production—The swine industry in the United States has been coping with an oversupply of market hogs and worldwide recessionary conditions.  Hog producers industry-wide have suffered considerable losses as the price of feed grains has risen and, at the same time, oversupply conditions have depressed live hog prices.  After a considerable and extended period of sizable losses in the hog production industry, the U.S. sow herd appears to be slowly contracting.  Herd reductions, as they occur throughout the industry, will over time begin to tighten supplies and should result in higher live hog market prices in the U.S.  However, it may take time for the oversupply situation to correct itself.

Our own domestic hog production operations continued to experience losses through the second quarter of fiscal 2010 as raising costs remained elevated relative to live hog market prices. We have begun to see improvements in domestic raising cost, but it has not yet been enough to offset depressed prices.  We expect raising cost will continue to trend downward throughout fiscal 2010 as cheaper feed grains are fed to our livestock.  We also expect to see, and futures markets are currently pointing towards, higher live hog prices over the next 6-9 months as expected contractions in the U.S. sow herd should bring supply and demand back into balance.

Livestock producers continue to feel the negative impacts of the current ethanol policy in the United States.  Currently, it is estimated that 30% of the U.S corn crop is diverted from livestock feed and other consumer products to the ethanol industry.  Although we are encouraged by the EPA’s recent determination to delay its decision on the ethanol industry’s petition to raise the allowable ethanol blend in gasoline from 10% to 15%, we remain concerned about these proposals and their impact on the long-term profitability of livestock production in this country.  If such proposals are approved, the portion of the U.S. corn crop diverted to ethanol production could increase to as much as 40%.  The impact to the protein industry would be higher feed costs and, ultimately, higher food prices for consumers.

▪
Other—As with the Hog Production segment, high grain costs adversely impacted the profitability of our turkey operations throughout fiscal 2009.  We saw improvements in turkey raising costs in the first six months of fiscal 2010 as corn prices have declined from last year’s highs.  We expect our turkey operations and our investment in Butterball to continue to improve and return to profitability in the second half of fiscal 2010.

Significant Fiscal 2010 Events Affecting Results of Operations

Hog Farm Impairments

In June 2009 (fiscal 2010), we decided to further reduce our domestic sow herd by 3%, or approximately 30,000 sows, which was accomplished by ceasing hog production operations and closing certain of our hog farms that were previously acquired in our merger with Premium Standard Farms, Inc. (PSF). In addition, in the first quarter of fiscal 2010, we began marketing certain other hog farms that were also previously acquired in our merger with PSF.  As a result of these decisions, we recorded total impairment charges of $34.1 million in the first quarter of fiscal 2010 to write down the hog farm assets to their estimated fair values. The impairment charges were recorded in the Hog Production segment.

The farm assets we intend to sell, which consist solely of property, plant and equipment, have been reclassified as held for sale within prepaid expenses and other current assets in the consolidated condensed balance sheets. The carrying amount of those assets was $27.9 million as of November 1, 2009 and $33.1 million as of May 3, 2009.

Pork Segment Restructuring Update

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  This restructuring is intended to make us more competitive by improving operating efficiencies and increasing plant utilization.  By the end of the first quarter of fiscal 2010, all of the targeted plants had been closed except for The Smithfield Packing Company, Incorporated’s Smithfield South plant, which is expected to close by the end of the third quarter of fiscal 2010. The Restructuring Plan is expected to result in annual cost savings and improved pre-tax earnings, after applicable restructuring charges, of approximately $55 million in fiscal 2010 and $125 million by fiscal 2011. Our results through the first two quarters of fiscal 2010 indicate that we are on target to achieve these estimates.

The following table summarizes the balance of accrued expenses, the cumulative expense incurred to date and the expected remaining expenses to be incurred related to the Restructuring Plan by major type of cost. All of these charges were recorded in the Pork segment.

	Accrued Balance May 3, 2009	1st Quarter FY 2010 Expense	2nd Quarter FY 2010 Expense	Payments	Accrued Balance November 1, 2009	Cumulative Expense-to-Date	Estimated Remaining Expense
Restructuring charges:	(in millions)
Employee severance and related benefits	$11.9	$(0.2)	$0.4	$(2.7)	$9.4	$12.5	$0.6
Other associated costs	0.5	6.5	3.0	(9.1)	0.9	11.2	10.2
Total restructuring charges	$12.4	$6.3	$3.4	$(11.8)	$10.3	23.7	$10.8

Impairment charges:
Property, plant and equipment						69.4
Inventory						4.8
Total impairment charges						74.2
Total restructuring and impairment charges						$97.9

Of the $9.7million of restructuring charges recorded in fiscal 2010, $7.1 million was recorded in cost of sales with the remainder recorded in selling, general and administrative expenses. Substantially all of the estimated remaining expenses are expected to be incurred through the end of fiscal 2010. We also estimate that an additional $21 million in capital expenditures will be incurred relative to plant consolidations through the remainder of fiscal 2010.

Consolidated Results of Operations

Sales and cost of sales

	Three Months Ended				Six Months Ended
	November 1, 2009	October 26, 2008	% Change		November 1, 2009	October 26, 2008	% Change
	(in millions)				(in millions)
Sales	$2,692.4	$3,147.1	(14	) %	$5,407.7	$6,288.9	(14	) %
Cost of sales	2,524.1	2,914.5	(13)		5,140.7	5,861.1	(12)
Gross profit	$168.3	$232.6	(28)		$267.0	$427.8	(38)
Gross profit margin	6%	7%			5%	7%

The following items explain the significant changes in sales and gross profit:

Three Months:

▪
Fresh pork sales in the Pork segment decreased 21% from the prior year quarter as a 2% increase in volumes was more than offset by a 23% decrease in the average unit selling price as fresh pork market prices continue to be affected by an oversupply in the U.S. market and closure of certain key export markets.

▪	Packaged meat sales in the Pork segment decreased 6% from the prior year quarter on a decrease in the average unit selling price of 2% and a decrease in volumes of 4%.

▪	Strengthening underlying foreign currencies decreased sales approximately $121.5 million, or 4% of prior year sales.

▪	Domestic raising costs decreased to $53 per hundredweight from $63 per hundredweight in the prior year quarter.

▪	Domestic live hog market prices decreased to $36 per hundredweight from $53 in the prior year quarter.

Six Months:

▪
Fresh pork sales in the Pork segment decreased 22% from the prior year on a 5% decrease in volumes and a 18% decrease in the average unit selling price as fresh pork market prices continue to be affected by an oversupply in the U.S. market and closure of certain key export markets.

▪	Packaged meat sales in the Pork segment decreased 4% from the prior year as a 7% decrease in volumes was partially offset by a 3% increase in the average unit selling price.

▪	Strengthening underlying foreign currencies decreased sales approximately $258.1 million, or 4% of prior year sales.

▪	Domestic raising costs decreased to $55 per hundredweight from $61 per hundredweight in the prior year.

▪	Domestic live hog market prices decreased to $39 per hundredweight from $54 per hundredweight in the prior year.

▪
Gross profit for the current year includes $34.1 million in impairments in Hog Production related to the anticipated closure of certain farms and the expected sale of certain farms, as well as $7.1 million in restructuring charges related to the Pork segment restructuring.

Selling, general and administrative expenses

	Three Months Ended				Six Months Ended
	November 1, 2009	October 26, 2008	% Change		November 1, 2009	October 26, 2008	% Change
	(in millions)				(in millions)
Selling, general and administrative expenses	$180.0	$209.7	(14	) %	$363.8	$400.3	(9	) %

The following items explain the significant changes in selling, general and administrative expenses:

Three Months:

▪	Marketing and advertising expenses decreased in the current year quarter by approximately $9.6 million compared to the prior year quarter.

▪	The prior year quarter included charges for union related litigation costs of $5.9 million.

▪	Foreign currency transaction gains for the current year quarter were $2.0 million compared to losses of $3.9 million in the prior year quarter, resulting in a year over year decrease of $5.9 million.

▪
The current year quarter included income from mark-to-market gains on the cash surrender value of life insurance while the prior year quarter included a mark-to-market loss.  This change resulted in a year over year decrease of $4.3 million.

▪	The impact of foreign currency translation from our international subsidiaries decreased selling, general and administrative expenses approximately $3.9 million in the current year quarter.

Six Months:

▪ ▪ ▪
Marketing and advertising expenses decreased in the current year by approximately $16.0 million compared to the prior year.

The prior year included charges for union related litigation costs of $12.3 million.

The impact of foreign currency translation from our international subsidiaries decreased selling, general and administrative expenses approximately $11.5 million in the current year.

▪
The current year included income from mark-to-market gains on the cash surrender value of life insurance while the prior year included a mark-to-market loss.  This change resulted in a year over year decrease of $9.5 million.

▪	Foreign currency transaction losses for the current year were $2.9 million compared to gains of $6.0 million in the prior year, resulting in a year over year increase of $8.9 million.

Equity in (income) loss of affiliates

	Three Months Ended			Six Months Ended
	November 1, 2009	October 26, 2008	% Change	November 1, 2009	October 26, 2008	% Change
	(in millions)			(in millions)
Butterball	$(8.0)	$14.0	157%	$(7.4)	$20.5	136%
Campofrío Food Group (1)	(4.2)	(0.1)	NM	(7.8)	3.6	317
Mexican joint ventures	(1.3)	8.6	115	(6.9)	1.2	NM
All other equity method investments	-	(0.6)	(100)	(1.7)	(1.3)	31
Equity in (income) loss of affiliates	$(13.5)	$21.9	162	$(23.8)	$24.0	199
___________________

(1)
Prior to the third quarter of fiscal 2009, we owned 50% of Groupe Smithfield S.L. (Groupe Smithfield) and 24% of Campofrío Alimentación, S.A. (Campofrío).  Those entities merged in the third quarter of fiscal 2009 to form CFG, of which we currently own 37%.  The amounts presented for CFG represent the combined historical results of Groupe Smithfield and Campofrío.

The following items explain the significant changes in equity in (income) loss of affiliates:

Three Months:

▪	Equity income from CFG improved over the prior year quarter, primarily on an improving pork environment in Europe.

▪
Butterball’s results improved over the prior year quarter, primarily on improvements in live-turkey pricing. In the second quarter of fiscal 2010, the live turkey transfer pricing agreement between us and Butterball was modified from a cost-based pricing arrangement to a market-based pricing arrangement, which resulted in lower sales to Butterball. The same modification was made to the transfer pricing agreement between Butterball and our joint venture partner.

Six Months:

▪
Equity income from CFG improved over the prior year due to an improving pork environment in Europe and as the realization of synergies associated with the prior year merger with Groupe Smithfield have begun to be more fully realized. The prior year included $5.5 million of operating losses and impairment charges relating to its discontinued Russian operations.

▪
Butterball’s results improved over the prior year quarter, primarily on improvements in live-turkey pricing in the second quarter. In the second quarter of fiscal 2010, the live turkey transfer pricing agreement between us and Butterball was modified from a cost-based pricing arrangement to a market-based pricing arrangement, which resulted in lower sales to Butterball. The same modification was made to the transfer pricing agreement between Butterball and our joint venture partner.

Interest expense

	Three Months Ended			Six Months Ended
	November 1, 2009	October 26, 2008	% Change	November 1, 2009	October 26, 2008	% Change
	(in millions)			(in millions)
Interest expense	$71.2	$56.2	27%	$131.7	$101.5	30%

The increase in interest expense was primarily due to additional borrowings. The major components of the year over year increases are:

Three Months:

▪	$21.1 million is due to interest and amortization of debt costs on the July 2009 $850 million 2014 Notes issuance.

▪	$1.1 million is due to interest associated with the Rabobank Term Loan (as defined under "Liquidity and Capital Resources" below).

▪	These were partially offset by the impact of paying off certain debt prior to the end of the second quarter.

Six Months:

▪	$26.9 million is due to interest and amortization of debt costs on the July 2009 $850 million 2014 Notes issuance.

▪	$6.1 million is attributable to interest and amortization of debt cost on the July 2008 Convertible Notes issuance.

▪	$4.0 million is due to interest associated with the Rabobank Term Loan.

▪	These were partially offset by the impact of paying off certain debt prior to the end of the second quarter.

Loss on debt extinguishment

	Three Months Ended			Six Months Ended
	November 1, 2009	October 26, 2008	% Change	November 1, 2009	October 26, 2008	% Change
	(in millions)			(in millions)
Loss on debt extinguishment	$3.6	$-	NM	$11.0	$-	NM

As described more fully under “Liquidity and Capital Resources” below, we terminated commitments under our $1.3 billion secured revolving credit agreement (the U.S. Credit Facility) in the first quarter of fiscal 2010, and recognized a $7.4 million charge related to the write-off of amendment fees and costs associated with the U.S. Credit Facility as a loss on debt extinguishment.

In addition, we terminated commitments under our €300 million secured revolving credit agreement (the EURO Credit Facility) in the second quarter of fiscal 2010, and recognized a $3.0 million charge related to the write-off of amendment fees and costs associated with the EURO Credit Facility as a loss on debt extinguishment.

Income tax expense

	Three Months Ended		Six Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
Income tax benefit (in millions)	$(46.6)	$(22.7)	$(81.6)	$(36.4)
Effective tax rate	64%	41%	38%	37%

The significant year over year increase in the effective tax rate for the second quarter of fiscal 2010 resulted primarily from an adjustment to the forecasted projection of pre-tax earnings for the full year, which resulted in an increase to our estimated annual effective tax rate. As a result of the increase in the annual effective tax rate from the 25% effective tax rate used in the first quarter, our second quarter effective tax rate was 64%.

Segment Results

The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.

Pork Segment

	Three Months Ended				Six Months Ended
	November 1, 2009	October 26, 2008	% Change		November 1, 2009	October 26, 2008	% Change
	(in millions, unless indicated otherwise)				(in millions, unless indicated otherwise)
Sales:
Fresh pork	$990.9	$1,259.3	(21	) %	$2,024.3	$2,600.5	(22	) %
Packaged meats	1,250.8	1,330.8	(6)		2,469.2	2,568.8	(4)
Total	$2,241.7	$2,590.1	(13	) %	$4,493.5	$5,169.3	(13	) %

Operating profit:
Fresh pork	$42.6	$53.0	(20	) %	$35.8	$80.7	(56	) %
Packaged meats	131.1	40.4	225		238.9	74.4	221
Total	$173.7	$93.4	86%		$274.7	$155.1	77%

Sales volume:
Fresh pork			2%				(5	) %
Packaged meats			(4)				(7)
Total			-				(5)

Average unit selling price:
Fresh pork			(23	) %			(18	) %
Packaged meats			(2)				3
Total			(13)				(8)

Average domestic live hog prices (per hundredweight) (1)	$36.37	$53.49	(32	) %	$39.17	$54.40	(28	) %
 ___________________

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the changes in sales volume, selling prices and live hog market prices presented in the table above, the following items explain the significant changes in Pork segment sales and operating profit:

Three Months:

▪
Fresh pork sales and operating profit were negatively impacted as fresh pork market prices continue to be affected by an oversupply in the U.S. market and closure of certain key export markets. The impact of lower average unit selling prices on operating profit were partially offset by lower raw material costs.

▪	Packaged meats operating profit improved substantially due to pricing discipline, rationalization of less profitable business, low raw material costs and early benefits of the Restructuring Plan.

▪
The Pork segment recorded restructuring charges of $3.4 million in the second quarter of fiscal 2010 with $2.5 million recorded in the packaged meats component of the segment and $0.9 million recorded in the fresh pork component of the segment.

▪	Transportation and energy costs decreased 19% and 25%, respectively, compared to the prior year quarter as fuel costs returned to lower levels from the highs seen throughout fiscal 2009.

Six Months:

▪
The decline in fresh pork sales and operating profit is reflective of a fresh pork environment that was weak throughout the first quarter of fiscal 2010 but began improving early in the second quarter of fiscal 2010. A(H1N1) has negatively impacted fresh pork demand, especially in exports where certain key markets have remained closed throughout fiscal 2010.

▪	Packaged meats operating profit improved substantially due to pricing discipline, rationalization of less profitable business, low raw material costs and early benefits of the Restructuring Plan.

▪
The Pork segment recorded restructuring charges of $9.7 million in fiscal 2010 with $8.6 million recorded in the packaged meats component of the segment and $1.1 million recorded in the fresh pork component of the segment.

▪	Transportation and energy costs decreased 22% and 20%, respectively, compared to the prior year as fuel costs returned to lower levels from the highs seen throughout fiscal 2009.

International Segment

	Three Months Ended				Six Months Ended
	November 1, 2009	October 26, 2008	% Change		November 1, 2009	October 26, 2008	% Change
	(in millions)				(in millions)
Sales	$336.0	$402.5	(17	) %	$634.3	$807.8	(21	) %
Operating profit	15.6	11.0	42		22.9	16.9	36

Sales volume			17%				13%
Average unit selling price			(29)				(30)

In addition to the changes in sales volume and selling prices presented in the table above, the following items explain the significant changes in International segment sales and operating profit:

Three Months:

▪	Foreign currency translation caused sales to decrease by $121.5 million, or 30%. Stronger underlying functional currencies of our foreign subsidiaries reduced the U.S. dollar sales amount.

▪	Total sales volume increased 17% with fresh pork volume increasing 4% and packaged meats volume increasing 46%.

▪	Sales and operating profit were negatively impacted by a 3% decrease in the average unit selling price in local currencies.

▪
We recorded a profit from our equity method investments of $5.2 million in the second quarter of fiscal 2010 compared to a profit of $0.7 million in the same quarter last year. CFG improved over the prior year quarter primarily on an improving pork environment in Europe.

Six Months:

▪	Foreign currency translation caused sales to decrease by $258.1 million, or 32%. Stronger underlying functional currencies of our foreign subsidiaries reduced the U.S. dollar sales amount.

▪	Total sales volume increased 13% with packaged meats volume increasing 36% and fresh pork volume decreasing 2%.

▪	Sales and operating profit were negatively impacted by a 2% decrease in the average unit selling price in local currencies.

▪
We recorded a profit from our equity method investments of $10.2 million in the first six months of fiscal 2010 compared to a loss of $2.5 million in the same quarter last year. The prior year loss included operating losses and impairment charges taken by CFG on its discontinued Russian operations, our share of which was $5.5 million.

Hog Production Segment

	Three Months Ended				Six Months Ended
	November 1, 2009	October 26, 2008	% Change		November 1, 2009	October 26, 2008	% Change
	(in millions, unless indicated otherwise)				(in millions, unless indicated otherwise)
Sales	$554.9	$748.8	(26	) %	$1,107.1	$1,474.6	(25	) %
Operating loss	(167.3)	(58.0)	(188)		(329.4)	(96.8)	(240)

Head sold	4.93	4.98	(1	) %	9.33	9.72	(4	) %

Average domestic live hog prices (per hundredweight) (1)	$36.37	$53.49	(32	) %	$39.17	$54.40	(28	) %
Domestic raising costs (per hundredweight)	53.17	62.61	(15)		55.33	61.33	(10)
___________________

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the changes in head sold, live hog market prices and domestic raising costs presented in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit:

Three Months:

▪	Total head sold decreased 1% reflecting the impact of our sow reduction program. We expect the program will decrease the number of market animals by 2.2 million annually.

▪	Average U.S. market prices decreased 32% due to an oversupply of live hogs.

▪
High grain costs have continued to negatively affect operating profit. Domestic raising costs decreased 15% from the prior year quarter to $53.17 per hundredweight from $62.61 per hundredweight in the prior year.  Corn cost for the quarter decreased 33% while soybean meal prices increased 4%.

Six Months:

▪	Total head sold decreased 4% reflecting the impact of our sow reduction program. We expect the program will decrease the number of market animals by 2.2 million annually.

▪	Average U.S. market prices decreased 28% due to an oversupply of live hogs.

▪
High grain costs have continued to negatively affect operating profit. Domestic raising costs decreased 10% from the prior year to $55.33 per hundredweight from $61.33 per hundredweight in the prior year.  Corn costs for the year have decreased 26% while soybean meal prices increased 5%.

▪	Operating losses through the first six months of fiscal 2010 include a $34.1 million impairment charge related to the anticipated closure of certain farms and the expected sale of certain farms.

Other Segment

	Three Months Ended				Six Months Ended
	November 1, 2009	October 26, 2008	% Change		November 1, 2009	October 26, 2008	% Change
	(in millions)				(in millions)
Sales	$26.7	$46.8	(43	) %	$97.9	$91.0	8%
Operating loss	(0.8)	(12.1)	93		(5.4)	(18.8)	71

The following items explain the significant changes in Other segment sales and operating profit:

Three Months:

▪
The decrease in sales was due primarily to live-turkey pricing decreases in the second quarter of fiscal 2010 and a decrease in volumes compared to the prior year quarter. In the second quarter of fiscal 2010, our live turkey transfer pricing agreement with Butterball was modified from a cost-based pricing arrangement to a market-based pricing arrangement, which resulted in lower sales to Butterball and higher losses in our raising operations. The same modification was made to the transfer pricing agreement between Butterball and our joint venture partner.

▪
We recorded a profit from our equity method investments of $8.1 million in the second quarter of fiscal 2010 compared to a loss of $13.4 million in the same quarter last year. This improvement is primarily due to lower raw material costs at Butterball.

Six Months:

▪
The increase in sales was due to the current year inclusion of sales from our cattle operations. In June, we sold the remaining 21,000 head of Holstein cattle in a single transaction worth $17 million.  The cattle were essentially sold at book value. This was partially offset by a decrease in sales at our wholly-owned turkey operations which experienced a decrease in live-turkey pricing and a decrease in volumes sold. In the second quarter of fiscal 2010, our live turkey transfer pricing agreement with Butterball was modified from a cost-based pricing arrangement to a market-based pricing arrangement, which resulted in lower sales to Butterball and higher losses in our raising operations. The same modification was made to the transfer pricing agreement between Butterball and our joint venture partner.

▪
We recorded a profit from our equity method investments of $7.5 million in the first six months of fiscal 2010 compared to a loss of $19.8 million in the same period last year. This improvement is primarily due to lower raw material costs at Butterball.

Corporate Segment

	Three Months Ended			Six Months Ended
	November 1, 2009	October 26, 2008	% Change	November 1, 2009	October 26, 2008	% Change
	(in millions)			(in millions)
Operating loss	$(19.4)	$(33.3)	42%	$(35.8)	$(52.9)	32%

 The following items explain the significant changes in the Corporate segment’s operating loss:

Three Months:

▪
Foreign currency transaction gains were $1.1 million in the second quarter of fiscal 2010 compared to losses of $9.3 million in the same quarter last year. This change resulted in a year over year improvement of $10.4 million.

▪
The current year quarter included income from mark-to-market gains on the cash surrender value of life insurance while the prior year quarter included a mark-to-market loss.  This change resulted in a year over year decrease of $4.3 million.

Six Months:

▪
The current year included income from mark-to-market gains on the cash surrender value of life insurance while the prior year included a mark-to-market loss.  This change resulted in a year over year decrease of $9.5 million.

▪
Foreign currency transaction gains were $1.1 million through the first six months of fiscal 2010 compared to losses of $7.8 million in the same period last year. This changes resulted in a year over year improvement of $8.9 million.

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

Our focus has shifted from acquisitions and capital spending to integration and debt reduction. Capital expenditures have averaged $365.1 million over the last three full fiscal years. We expect capital spending for fiscal 2010 to be well below this average after taking into consideration capital expenditures associated with the Restructuring Plan.

We have taken a number of steps to strengthen our balance sheet during the first half of fiscal 2010, including a significant refinancing of our debt and the issuance of 22,258,790 shares of common stock.  These steps have reduced our near-term maturities and increased our liquidity. We also have significantly reduced our exposure to financial covenant maintenance risk, and we believe that the steps we have taken will enable us to better weather the current economic environment.

Based on the following, we believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months:

▪
As of November 1, 2009, our liquidity position exceeded $1.2 billion, comprised of $786.4 million of availability under the ABL Credit Facility (as defined below), $464.8 million in cash and cash equivalents and $30.9 million of availability under international credit lines.

▪	We have generated positive net cash flows from operating activities in the past four consecutive quarters, including $120.1 million through the first six months of fiscal 2010.

▪	We have no substantial debt obligations coming due until the second quarter of fiscal 2012.

▪	Future cash flows from operations should continue to benefit from improved operating efficiencies and plant utilization as a result of the Restructuring Plan.

Sources of Liquidity

We have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, integration costs, debt retirement, acquisitions and other capital requirements.

Accounts Receivable and Inventories

The meat processing industry is characterized by high sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, we consider our meat inventories and accounts receivable highly liquid and readily convertible into cash. In addition, although inventory turnover in the Hog Production segment is slower, mature hogs are readily convertible into cash. Borrowings under our credit facilities are used, in part, to finance increases in the levels of inventories resulting from seasonal and other market-related fluctuations in raw material costs.

Credit Facilities

	November 1, 2009
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
ABL Credit Facility	$1,000.0	$(5.0)	$(208.6)	$-	$786.4
International facilities	98.0	-	-	(67.1)	30.9
Total credit facilities	$1,098.0	$(5.0)	$(208.6)	$(67.1)	$817.3

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

The weighted average interest rate on amounts outstanding under all of our credit facilities and credit lines as of November 1, 2009 was 4.7%.

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

Cash Flows

Operating Activities

	Six Months Ended
	November 1, 2009	October 26, 2008
	(in millions)
Net cash flows from operating activities	$120.1	$(238.1)

The following items explain the significant changes in cash flows from operating activities:

▪	Cash paid to outside hog suppliers was significantly less than the prior year due to a 28% decline in average live hog market prices.

▪	We paid approximately $97 million less for grains in fiscal 2010 due to substantially lower feed prices.

▪	Cash received for the settlement of derivative contracts and for margin requirements was $35.2 million in fiscal 2010 compared to cash paid of $90.5 million in fiscal 2009.

▪	Cash paid for transportation and energy decreased due to significantly lower fuel prices and energy costs.

▪	We received a cash dividend from CFG of approximately $16.6 million in the first quarter of fiscal 2010.

▪	The decline in cash paid for raw materials was partially offset by less cash received from customers as a result of lower sales volumes and average unit selling prices.

▪	Net cash receipts related to taxes decreased by $44.6 million due to a large refund in the prior year.

Investing Activities

	Six Months Ended
	November 1, 2009	October 26, 2008
	(in millions)
Capital expenditures	$(98.9)	$(114.7)
Disposition	-	580.0
Investments	-	(25.6)
Insurance proceeds	20.0	-
Other	5.4	(0.4)
Net cash flows from investing activities	$(73.5)	$439.3

The following items explain the significant investing activities for the six months ended November 1, 2009 and October 26, 2008:

Fiscal 2010

▪
Capital expenditures primarily related to the Restructuring Plan, the purchase of property and equipment previously leased and plant and hog farm improvement projects. Capital spending was reduced in fiscal 2010 due to our continued focus on driving efficiencies and debt reduction.

▪	Insurance proceeds were received as advancements on claims associated with a fire at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Incorporated, in Cudahy, Wisconsin.

Fiscal 2009

▪	We received $580.0 million from the sale of Smithfield Beef.

▪	Capital expenditures primarily related to plant and hog farm improvement projects.

▪
We invested $27.0 million in connection with the formation of Cattleco, LLC, a 50/50 joint venture established to sell the remaining cattle inventories of our former cattle joint venture, Five Rivers, LLC, which were excluded from the sale of our beef operations to JBS S.A. in October 2008 (fiscal 2009).

Financing Activities

	Six Months Ended
	November 1, 2009	October 26, 2008
	(in millions)
Proceeds from the issuance of long-term debt	$840.1	$600.0
Principal payments on long-term debt and capital lease obligations	(313.6)	(41.6)
Net repayments on revolving credit facilities and notes payables	(463.0)	(855.0)
Net proceeds from the issuance of common stock and stock option exercises	294.8	122.3
Purchase of call options	-	(88.2)
Proceeds from the sale of warrants	-	36.7
Debt issuance costs	(59.3)	(11.0)
Net cash flows from financing activities	$299.0	$(236.8)

The following items explain the significant financing activities for the six months ended November 1, 2009 and October 26, 2008:

Fiscal 2010

▪
In July 2009 (fiscal 2010), we issued $625 million aggregate principal amount of 10% senior secured notes at a price equal to 96.201% of their face value. In August 2009 (fiscal 2010), we issued an additional $225 million aggregate principal amount of 10% senior secured notes at a price equal to 104% of their face value, plus accrued interest from July 2, 2009 to August 14, 2009. Collectively, these notes, which mature in July 2014, are referred to as the “2014 Notes.” Interest payments are due semi-annually on January 15 and July 15. The 2014 Notes are guaranteed by substantially all of our U.S. subsidiaries. The 2014 Notes are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, in substantially all of the guarantors’ real property, fixtures and equipment (collectively, the Non-ABL Collateral) and are secured by second-priority liens on cash and cash equivalents, deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom, intellectual property, and certain capital stock and interests, which secure the ABL Credit Facility on a first-priority basis (collectively, the ABL Collateral).

The 2014 Notes rank equally in right of payment to all of our existing and future senior debt and senior in right of payment to all of our existing and future subordinated debt. The guarantees will rank equally in right of payment with all of the guarantors’ existing and future senior debt and senior in right of payment to all of the guarantors’ existing and future subordinated debt. In addition, the 2014 Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries.

We used the net proceeds from the issuance of the 2014 Notes, together with other available cash, to repay borrowings and terminate commitments under the U.S. Credit Facility, to repay the outstanding balance under the Euro Credit Facility, to repay and/or refinance other indebtedness and for other general corporate purposes.

▪
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

▪
In September 2009, we issued 21,660,649 shares of common stock in a registered public offering at $13.85 per share. In October 2009, we issued an additional 598,141 shares of common stock at $13.85 per share to cover over-allotments from the offering. We incurred costs of $13.5 million associated with the offering. The net proceeds from the offering were used to repay our $206.3 million senior unsecured notes, which matured in October 2009, and for working capital and other general corporate purposes.

▪
We paid debt issuance costs totaling $59.3 million related to the 2014 Notes, the Rabobank Term Loan and the ABL Credit Facility. The debt issuance costs were capitalized and are being amortized into interest expense over the life of each instrument.

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

▪
In June 2008, we entered into a $200.0 million unsecured committed credit facility with JP Morgan Chase Bank, N.A. and Goldman Sachs Credit Partners L.P., intended to help bridge our working capital needs through the time of the closing of the sale of Smithfield Beef in the event we were unable to issue the Convertible Notes. We borrowed only $50.0 million under this credit facility as it replaced an existing and fully drawn $50.0 million line. We repaid the $50.0 million in June 2008 and terminated this credit facility in July 2008.

Credit Ratings

On August 7, 2009, S&P downgraded our ‘B’ credit rating to ‘B-’. As of November 1, 2009, our credit ratings were ‘B-’ by Standard & Poor’s Rating Services (S&P) and ‘B2’ by Moody’s Investor Services (Moody’s).  Although we had no borrowings outstanding on the ABL Credit Facility, the interest expense spread that would have been applicable based on these ratings would have been 4.50%. Additionally, a further downgrade by either rating agency would not result in an increase in our interest expense spread because any borrowings would currently be subject to the maximum spread under our ratings based pricing.

Debt Covenants and the Incurrence Test

Our various debt agreements contain covenants that limit additional borrowings, acquisitions, dispositions, leasing of assets and payments of dividends to shareholders, among other restrictions.

Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test).  As of November 1, 2009, we did not meet the Incurrence Test.  Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the fourth quarter of fiscal 2010 at the earliest.  The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test is not a default. In addition to limiting our ability to incur additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from borrowing on the ABL Credit Facility or from refinancing existing indebtedness. Therefore we do not expect the limitations resulting from our inability to satisfy the Incurrence Test to have a material adverse effect on our business or liquidity.

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

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $87.3 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $70.8 million was outstanding as of November 1, 2009, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $14.9 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expire through August 2021.

Additional Matters Affecting Liquidity

Capital Projects

As of November 1, 2009, we had total estimated remaining capital expenditures of $59 million on approved projects, including $21 million related to the Restructuring Plan. These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities. Total capital expenditures are expected to remain below depreciation in fiscal 2010.

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the six months ended November 1, 2009, margin deposits ranged from $(22.6) million to $58.4 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with brokers during the six months ended November 1, 2009, was $17.3 million. As of November 1, 2009, the net amount on deposit with brokers was $1.5 million.

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

Redeemable Noncontrolling Interests

In November 2009 (fiscal 2010), the noncontrolling interest holders of one of our consolidated subsidiaries in the Pork segment notified us of their intention to exercise their put option, requiring us to purchase all of their ownership interests in the subsidiary. We expect to purchase the remaining ownership interests in the subsidiary for approximately $40 million in the third quarter of fiscal 2010.

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

Goodwill Considerations

As set forth in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009, our policy is to perform an annual goodwill impairment test in the fourth quarter of each year.  We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In the third quarter of fiscal 2009, we engaged an independent third party valuation specialist to assist us in performing an interim test of goodwill in our U.S. hog production reporting unit.  The decision to test goodwill at that date was based upon a perception that certain indicators of impairment may have been present, including losses in the reporting unit and a decline in the market price of our common stock.  At that time, the fair value of the reporting unit was determined to be in excess of its carrying value by more than 20 percent.  Accordingly, no impairment of goodwill was indicated.  Since then, we have continued to re-examine key assumptions used in the valuation as well as closely monitor industry macro-economic trends that have the potential to alter or significantly influence those assumptions.  In this regard, we are closely monitoring developments related to U.S. ethanol policy and proposals that promote the production and use of corn-based ethanol, including current proposals that would mandate an increase in blending percentages from 10 to 15 percent.  We are concerned about the effects of the ethanol policy on the price of corn and, ultimately, on the cost of feed grains and resultant impact on longer-term industry profitability.

As of November 1, 2009, the carrying amount of goodwill related to our U.S. hog production operations was $442.9 million. Based on our ongoing evaluation of changes that may have occurred in key assumptions utilized in our prior evaluation of the fair value of the U.S. hog production reporting unit, we believe that fair value still exceeds carrying value.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of this reporting unit, it is reasonably possible a material change could occur.  If actual results are not consistent with our estimates or key assumptions used to calculate the fair value of this reporting unit, or if conditions or events change our estimates of future profitability, such as unfavorable developments in U.S. ethanol policies and continued depressed U.S. hog market prices, a material impairment of our goodwill could result.  If goodwill were determined to be impaired, it would result in a non-cash charge to earnings with a corresponding decrease in shareholder’s equity.  However, a non-cash goodwill impairment charge would not have any effect on our liquidity.

Impairment Considerations of Equity Method Investments

We consider whether the fair values of our equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that the carrying value may not be recoverable. If we consider any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then we would write down the carrying value of the investment to its estimated fair value.

As of November 1, 2009, we held 37,811,302 shares of CFG common stock. The stock was valued at €6.88 per share (approximately $10.13 per share) on the close of the last day of trading before the end of our second quarter of fiscal 2010. Based on the stock price and foreign exchange rate as of November 1, 2009, the carrying value of our investment in CFG, net of the cumulative translation adjustment, exceeded the market value of the underlying securities by $41.9 million. Based on the intra-day high price of the stock on November 16, 2009, the market value of our investment in CFG had increased to $397.9 million, which reduced the gap to $26.9 million.  We have analyzed our investment in CFG for impairment and have determined that the decline in value is temporary given the historical trading levels of the stock, the short duration of time in which the carrying value of the investment exceeded its fair value and our intent and ability to hold the investment long-term. Based on our assessment, no impairment was recorded. If the current trading levels of CFG stock persist, the decline in the value of our investment could be deemed other than temporary, resulting in a non-cash write-down of our investment.

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

The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of November 1, 2009 and May 3, 2009.

	November 1, 2009	May 3, 2009
	(in millions)
Livestock	$20.3	$12.6
Grains	37.0	17.1
Energy	2.0	2.0
Interest rates	0.4	0.5
Foreign currency	0.3	15.7

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of November 1, 2009. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of November 1, 2009.

There were no changes in our internal control over financial reporting during our seond quarter of fiscal 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Farmland Crete Facility

As previously disclosed in our Annual Report on Form 10-K filed on June 24, 2009, in December 2008, EPA Region 7 issued a Notice of Violation (the NOV) to our subsidiary, Farmland Foods, Inc. (Farmland), relative to Farmland’s facility in Crete, Nebraska.  The NOV alleged that the Crete facility exceeded opacity limitations and violated testing and recordkeeping requirements specified in an air permit issued to the Crete facility by the Nebraska Department of Environmental Quality.  The parties have settled the matter and, by January 2010, we will have paid a penalty of $70,425.

ITEM 1A.	RISK FACTORS

The following two risk factors have been updated from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 and our Quarterly Report on Form 10-Q for the quarter ended August 2, 2009.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As of November 1, 2009, we had:

▪	approximately $3,026.9 million of indebtedness;

▪	guarantees of up to $90.8 million for the financial obligations of certain unconsolidated joint ventures and hog farmers;

▪	guarantees of $14.9 million for leases that were transferred to JBS in connection with the sale of Smithfield Beef; and

▪
aggregate borrowing capacity available under our ABL Credit Facility totaling $786.4 million, taking into account a borrowing base adjustment of $5.0 million, outstanding borrowings of $0 million and outstanding letters of credit of $208.6 million.

On August 14, 2009, we issued an additional $225 million aggregate principal amount of our 10% Senior Secured Notes.  Also on August 14, 2009, we repaid the outstanding balance under the Euro Credit Facility ($330.3 million as of May 3, 2009) with proceeds of the issuance of the additional Senior Secured Notes and other available cash and cancelled the facility.

Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and potential acquisitions or joint ventures. In addition, due to the volatile nature of the commodities markets, we may have to borrow significant amounts to cover any margin calls under our risk management and hedging programs. During fiscal 2009, margin deposits posted by us ranged from $7.0 million to $272.3 million. Our consolidated indebtedness level could significantly affect our business because:

▪
it may, together with the financial and other restrictive covenants in the agreements governing our indebtedness, significantly limit or impair our ability in the future to obtain financing, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and materially impair our liquidity,

▪
a downgrade in our credit rating could restrict or impede our ability to access capital  markets at attractive rates and increase the cost of future borrowings. For example, in fiscal 2009, both Standard & Poor’s Rating Services (S&P) and Moody’s Investors Services twice downgraded our credit ratings, which resulted in increased interest expense, and our credit rating is currently on negative watch by S&P,

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

Further, our debt agreements restrict the payment of dividends to shareholders and, under certain circumstances, may limit additional borrowings, investments, the acquisition or disposition of assets, mergers and consolidations, transactions with affiliates, the creation of liens and the repayment of certain debt. For example, we anticipate that, if availability under the ABL Credit Facility does not meet certain thresholds, we will be subject to financial condition maintenance tests under the ABL Credit Facility and the Rabobank Term Loan. In addition, as more fully described in the section of our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Covenants and the Incurrence Test,” the indentures relating to our senior unsecured notes preclude us from incurring certain additional indebtedness and restrict us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments when our interest coverage ratio is less than 2.0 to 1.0 (the “Incurrence Test”). As of November 1, 2009, we did not meet the Incurrence Test, and we do not expect to meet the Incurrence Test again until the fourth quarter of fiscal 2010 at the earliest. Failure to meet the Incurrence Test limits our flexibility in accessing the credit markets and, should this failure continue, could adversely affect our business and financial condition by, among other things, limiting our ability to obtain financing, refinance existing indebtedness when it becomes due and take advantage of corporate opportunities.

Should market conditions continue to deteriorate or fail to improve, or our operating results continue to be depressed in the future, we may have to request amendments to our covenants and restrictions. There can be no assurance that we will be able to obtain such relief should it be needed in the future. A breach of any of these covenants or restrictions could result in a default that would permit our senior lenders, including lenders under the ABL Credit Facility or the Rabobank Term Loan, the holders of our Senior Secured Notes or the holders of our senior unsecured notes, as the case may be, to declare all amounts outstanding under the ABL Credit Facility, the Rabobank Term Loan, the Senior Secured Notes or the senior unsecured notes to be due and payable, together with accrued and unpaid interest, and the commitments of the relevant senior lenders to make further extensions of credit under the ABL Credit Facility could be terminated. If we were unable to repay our indebtedness to our lenders under our secured debt, these lenders could proceed, where applicable, against the collateral securing that indebtedness, which could include substantially all of our assets. Our future ability to comply with financial covenants and other conditions, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors, including the other risks set forth in this Item 1A and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 and our Quarterly Report on Form 10-Q for the quarter ended August 2, 2009.

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

Our numerous equity investments in joint ventures, partnerships and other entities, both within and outside the U.S., are periodically involved in modifying and amending their credit facilities and loan agreements. The ability of these entities to refinance or amend their facilities on a successful and satisfactory basis, and to comply with the covenants in their financing facilities, affects our assessment of the carrying value of any individual investment. As of November 1, 2009, none of our equity investments represented more than 6% of our total consolidated assets. If the Company determines in the future that an investment is impaired, we would be required to record a non-cash impairment charge, which could substantially affect our reported earnings in the period of such charge. In addition, any such impairment charge would negatively impact our financial ratios. See the section of our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 entitled “Notes to Consolidated Financial Statements—Note 1: Investments” for a discussion of the accounting treatment of our equity investments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 3, 2009 to September 2, 2009	-		n/a	n/a	2,873,430
September 3, 2009 to October 2, 2009	28,712		$12.72	n/a	2,873,430
October 3, 2009 to November 1, 2009	-		n/a	n/a	2,873,430
Total	28,712	(2)	$12.72	n/a	2,873,430
___________________

(1)
As of November 1, 2009, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005. There is no expiration date for this repurchase plan.

(2)
The purchases were made in open market transactions by Wells Fargo, as trustee, and the shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our shareholders at our annual meeting of shareholders held on August 26, 2009:

1.	To elect as directors the following nominees to serve a three-year term on our Board of Directors:

Director Nominee	Votes For	Votes Withheld
Joseph W. Luter, III	129,915,771	2,155,324
Wendell H. Murphy	126,978,653	5,092,442
C. Larry Pope	130,083,236	1,987,859
Hon. Paul S. Trible, Jr.	125,256,891	6,814,204

The following other directors’ term of office continued after the meeting:

Paul J. Fribourg*
Ray A. Goldberg
John T. Schwieters
Melvin O. Wright
Robert L. Burrus, Jr.
Hon. Carol T. Crawford
David C. Nelson
Gaoning Ning
Frank S. Royal, M.D.
_________________

*	On September 14, 2009, Mr. Fribourg resigned from our Board of Directors.

2.	To approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of our common stock, par value $0.50 per share, from 200 million to 500 million:

Votes For	Votes Against	Abstentions
123,834,097	7,733,355	503,643

3.
To approve an amendment to the Smithfield Foods, Inc. 2008 Incentive Compensation Plan, which, among other things, increases the number of shares of common stock reserved for issuance by eight million:

Votes For	Votes Against	Abstentions	Broker Non-Votes
90,905,330	22,191,243	539,748	18,434,774

4.	To ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending May 2, 2010:

Votes For	Votes Against	Abstentions
131,290,217	295,231	485,647

5.	To consider a shareholder proposal requesting the Company to set a timeline for transitioning to group pens:

Votes For	Votes Against	Abstentions	Broker Non-Votes
2,268,013	93,069,094	18,299,214	18,434,774

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 3.1	—
Articles of Amendment effective August 27, 2009 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2009).

Exhibit 3.2	—
Amendment to the Bylaws effective August 27, 2008, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 4.1	—	Form of 10% Senior Secured Note Due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009).
Exhibit 4.2	—
First Amendment and Consent, dated as of October 29, 2009, to the Amended and Restated Credit Agreement, dated as of July 2, 2009, among the Company, the Subsidiary Guarantors, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as syndication agent, Barclays Bank PLC, Morgan Stanley Bank, N.A. and General Electric Capital Corporation, as co-documentation agents, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as joint collateral agents, and JPMorgan Chase Bank, N.A. as administrative agent and the Amended and Restated Pledge Agreement, dated as of July 2, 2009, among the Company, the Subsidiary Guarantors and JPMorgan Chase Bank, N.A. as administrative agent (filed herewith).

Exhibit 10.1	—
Smithfield Foods, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2009).

Exhibit 10.2	—	Compensation for Named Executive Officers for fiscal 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2009).
Exhibit 10.3	—	Description of Incentive Award granted to George H. Richter (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2009).
Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2	—
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

Date: December 11, 2009