Form 10-Q
period 2010-01-31
SMITHFIELD FOODS INC
filed 2010-03-12
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

At March 5, 2010, 165,835,632 shares of the registrant’s Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
	(unaudited)		(unaudited)
Sales	$2,884.7	$3,348.2	$8,292.4	$9,637.1
Cost of sales	2,600.5	3,263.9	7,741.2	9,125.0
Gross profit	284.2	84.3	551.2	512.1
Selling, general and administrative expenses	194.5	202.2	558.3	602.5
Equity in (income) loss of affiliates	(6.8)	17.6	(30.6)	41.6
Operating profit (loss)	96.5	(135.5)	23.5	(132.0)
Interest expense	67.2	62.2	198.9	163.7
Other (income) loss	-	(63.5)	11.0	(63.5)
Income (loss) from continuing operations before income taxes	29.3	(134.2)	(186.4)	(232.2)
Income tax benefit	(8.0)	(26.1)	(89.6)	(62.5)
Income (loss) from continuing operations	37.3	(108.1)	(96.8)	(169.7)
Income from discontinued operations, net of tax of $2.1 and $44.3	-	2.4	-	52.5
Net income (loss)	$37.3	$(105.7)	$(96.8)	$(117.2)

Income (loss) per basic and diluted share:
Continuing operations	$.22	$(.75)	$(.63)	$(1.21)
Discontinued operations	-	.01	-	.37
Net income (loss)	$.22	$(.74)	$(.63)	$(.84)
Weighted average shares:
Weighted average basic shares	165.8	143.6	154.2	140.3
Effect of dilutive stock options	0.2	-	-	-
Weighted average diluted shares	166.0	143.6	154.2	140.3

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	January 31, 2010	May 3, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$401.7	$119.0
Accounts receivable, net	651.1	595.2
Inventories	1,843.4	1,896.1
Prepaid expenses and other current assets	372.6	174.2
Total current assets	3,268.8	2,784.5

Property, plant and equipment, net	2,376.9	2,443.0
Goodwill	823.0	820.0
Investments	643.9	601.6
Intangible assets, net	390.7	392.2
Other assets	201.1	158.9
Total assets	$7,704.4	$7,200.2

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$25.1	$17.5
Current portion of long-term debt and capital lease obligations	86.1	320.8
Accounts payable	378.6	390.2
Accrued expenses and other current liabilities	631.6	558.3
Total current liabilities	1,121.4	1,286.8

Long-term debt and capital lease obligations	2,892.8	2,567.3
Other liabilities	783.4	715.5

Redeemable noncontrolling interests	-	8.3

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	-	-
Common stock, $.50 par value, 500,000,000 authorized shares; 165,835,632 and 143,576,842 issued and outstanding	82.9	71.8
Additional paid-in capital	1,612.6	1,353.8
Stock held in trust	(65.4)	(64.8)
Retained earnings	1,543.3	1,640.1
Accumulated other comprehensive loss	(275.2)	(388.5)
Total shareholders’ equity	2,898.2	2,612.4
Noncontrolling interests	8.6	9.9
Total equity	2,906.8	2,622.3
Total liabilities and equity	$7,704.4	$7,200.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	January 31, 2010	February 1, 2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(96.8)	$(117.2)
Adjustments to reconcile net cash flows from operating activities:
Income from discontinued operations, net of tax	-	(52.5)
Impairment of assets	45.1	78.2
Equity in (income) loss of affiliates	(30.6)	41.6
Depreciation and amortization	178.3	207.3
Loss on sale of property, plant and equipment	18.5	9.9
Gain on sale of investments	(4.5)	(57.6)
Changes in operating assets and liabilities and other, net	32.5	(29.4)
Net cash flows from operating activities	142.5	80.3

Cash flows from investing activities:
Capital expenditures	(136.4)	(154.4)
Dispositions	23.3	575.5
Insurance proceeds	9.9	-
Investments and other	12.5	3.7
Net cash flows from investing activities	(90.7)	424.8

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	840.1	600.0
Principal payments on long-term debt and capital lease obligations	(323.7)	(169.4)
Net repayments on revolving credit facilities and notes payables	(479.4)	(892.3)
Proceeds from the issuance of common stock and stock option exercises	294.8	122.3
Repurchases of debt	-	(86.2)
Purchase of call options	-	(88.2)
Proceeds from the sale of warrants	-	36.7
Debt issuance costs and other	(62.8)	(11.0)
Purchase of redeemable noncontrolling interest	(38.9)	-
Net cash flows from financing activities	230.1	(488.1)

Cash flows from discontinued operations:
Net cash flows from operating activities	-	34.7
Net cash flows from investing activities	-	(7.0)
Net cash flows from financing activities	-	(0.8)
Net cash flows from discontinued operations activities	-	26.9

Effect of foreign exchange rate changes on cash	0.8	(10.6)
Net change in cash and cash equivalents	282.7	33.3
Cash and cash equivalents at beginning of period	119.0	57.3
Cash and cash equivalents at end of period	$401.7	$90.6

Non-cash investing and financing activities:
Investment in Butterball	$-	$(24.5)
Common stock issued for acquisition	$-	$(60.4)

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

You should read these statements in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. The enclosed interim consolidated condensed financial information is unaudited. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included.

Unless otherwise stated, the amounts presented in these notes to our consolidated condensed financial statements are based on continuing operations for all fiscal periods included. The three months ended January 31, 2010 correspond to the third quarter of fiscal 2010 and the three months ended February 1, 2009 correspond to the third quarter of fiscal 2009. Certain prior year amounts have changed as a result of the adoption of certain accounting pronouncements as discussed in Note 2—Accounting Changes and New Accounting Guidance, and to conform to current year presentations.

Our year consists of either 52 or 53 weeks, ending on the Sunday nearest April 30.  The three and nine months ended January 31, 2010 consisted of 13 and 39 weeks, respectively. The three and nine months ended February 1, 2009 consisted of 14 and 40 weeks, respectively.

NOTE 2: ACCOUNTING CHANGES AND NEW ACCOUNTING GUIDANCE

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The new guidance is effective for interim and annual periods beginning after December 15, 2009. Accordingly, we will adopt the new guidance in the fourth quarter of fiscal 2010.

In June 2009 and December 2009, the FASB issued guidance requiring an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing assessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this guidance in fiscal year 2011. We are in the process of evaluating the potential impacts of such adoption.

In April 2009, the FASB issued new disclosure requirements about the fair value of financial instruments in interim financial statements. We adopted the new requirements in the first quarter of fiscal 2010. See Note 15—Fair Value Measurements for required disclosures.

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

In September 2006, the FASB issued new accounting and disclosure guidance that defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. It does not require any new fair value measurements. The new guidance was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. We adopted the new guidance for financial assets and liabilities in the first quarter of fiscal 2009 and for nonrecurring fair value measurements of nonfinancial assets and liabilities in the first quarter of fiscal 2010. The adoption did not have a significant impact on our consolidated financial statements. See Note 15— Fair Value Measurements for additional disclosures on fair value measurements.

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

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
	(in millions)		(in millions)
Sales	$-	$-	$-	$1,699.0
Interest expense	-	-	-	17.3
Net income	-	-	-	0.9

Smithfield Bioenergy, LLC (SBE)

In April 2007 (fiscal 2007), we decided to exit the alternative fuels business and in May 2008 (fiscal 2009), we completed the sale of substantially all of the assets of SBE for $11.5 million. The results of SBE are presented in income from discontinued operations. The following table presents sales, interest expense and net loss of SBE for the fiscal periods indicated. These results are reported in income from discontinued operations.

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
	(in millions)		(in millions)
Sales	$-	$-	$-	$3.8
Interest expense	-	-	-	1.3
Net loss	-	-	-	(2.7)

NOTE 4: INVENTORIES

Inventories consist of the following:

	January 31, 2010	May 3, 2009
	(in millions)
Live hogs	$846.3	$838.4
Fresh and packaged meats	742.8	789.1
Manufacturing supplies	83.1	72.7
Grains and other	171.2	195.9
Total inventories	$1,843.4	$1,896.1

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

We do not offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. As of January 31, 2010, prepaid expenses and other current assets included $88.2 million representing cash on deposit with brokers to cover losses on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. As of January 31, 2010, we had $14.0 million posted as collateral related to an interest rate swap. We have reviewed our derivative contracts and have determined that they do not contain credit contingent features which would require us to post additional collateral if we did not maintain a credit rating equivalent to what was in place at the time the contracts were entered into.

We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, and therefore our credit risk is not significant. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of January 31, 2010, we had credit exposure of $4.8 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, our credit exposure was reduced to $3.8 million. No significant concentrations of credit risk existed as of January 31, 2010.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments in the consolidated balance sheets on a gross basis. All grain contracts, livestock contracts and foreign exchange contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate. Interest rate contracts are recorded in accrued expenses and other current liabilities or other liabilities, as appropriate.

	Assets		Liabilities
	January 31, 2010	May 3, 2009	January 31, 2010	May 3, 2009
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$6.9	$10.4	$21.6	$17.7
Livestock contracts	11.6	-	2.0	-
Interest rate contracts	-	0.6	9.6	10.3
Foreign exchange contracts	2.1	2.8	0.1	14.4
Total	20.6	13.8	33.3	42.4

Derivatives using the “mark-to-market” method:
Grain contracts	1.5	10.2	12.9	16.2
Livestock contracts	11.8	21.9	10.5	6.3
Energy contracts	0.1	-	3.9	13.0
Foreign exchange contracts	1.7	0.3	0.8	1.6
Total	15.1	32.4	28.1	37.1
Total fair value of derivative instruments	$35.7	$46.2	$61.4	$79.5

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

During the nine months ended January 31, 2010, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	-	79,035,000	Bushels
Soybean meal	78,900	551,200	Tons
Lean Hogs	-	264,800,000	Pounds
Interest rate	200,000,000	200,000,000	U.S. Dollars
Foreign currency (1)	37,993,270	106,247,277	U.S. Dollars

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

The following table presents the effects on our consolidated condensed financial statements of gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Loss Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(12.7)	$14.1	$(0.6)	$(41.1)	$0.2	$3.4
Lean hog contracts	(3.8)	-	1.7	-	(0.3)	-
Interest rate contracts	(0.9)	(6.1)	(1.1)	(0.8)	-	-
Foreign exchange contracts	1.0	(8.1)	1.1	(1.3)	-	-
Total	$(16.4)	$(0.1)	$1.1	$(43.2)	$(0.1)	$3.4

	Nine Months Ended		Nine Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(9.9)	$(202.6)	$(84.3)	$(42.0)	$(6.6)	$(4.7)
Lean hog contracts	1.9	-	4.9	-	(0.4)	-
Interest rate contracts	0.5	(11.1)	(3.7)	(1.1)	-	-
Foreign exchange contracts	11.6	(9.1)	(3.5)	(0.8)	-	-
Total	$4.1	$(222.8)	$(86.6)	$(43.9)	$(7.0)	$(4.7)

For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.

As of January 31, 2010, there were deferred net losses of $16.0 million, net of tax of $10.2 million, in accumulated other comprehensive loss. As of May 3, 2009, there were deferred net losses of $77.1 million, net of tax of $34.6 million, in accumulated other comprehensive loss. We expect to reclassify $2.5 million ($1.5 million net of tax) of the deferred net losses on closed commodity contracts into earnings within the next twelve months.

Fair Value Hedges

We enter into derivative instruments (primarily futures contracts) that are designed to hedge changes in the fair value of live hog inventories and firm commitments to buy grains. We also enter into interest rate swaps to manage interest rate risk associated with our fixed rate borrowings. When fair value hedge accounting is applied, derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The gains or losses on the derivative instruments and the offsetting losses or gains on the related hedged items are recorded in cost of sales for commodity contracts and interest expense for interest rate contracts.

During the nine months ended January 31, 2010, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	2,435,000	11,610,000	Bushels
Lean Hogs	-	726,160,000	Pounds
Interest rate	-	50,000,000	U.S. Dollars
Foreign currency (1)	16,051,549	24,836,547	U.S. Dollars

(1)           Amounts represent the U.S. dollar equivalent of various foreign exchange contracts.

The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gain (Loss) Recognized in Earnings on Derivative		Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
	(in millions)		(in millions)
Commodity contracts	$11.1	$0.1	$(15.5)	$-
Interest rate contracts	-	0.4	-	(0.4)
Foreign exchange contracts	(0.3)	(0.6)	0.3	-
Total	$10.8	$(0.1)	$(15.2)	$(0.4)

	Nine Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
	(in millions)		(in millions)
Commodity contracts	$18.0	$13.6	$(21.2)	$(14.8)
Interest rate contracts	0.6	2.4	(0.6)	(2.4)
Foreign exchange contracts	2.8	(1.8)	(1.1)	-
Total	$21.4	$14.2	$(22.9)	$(17.2)

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

During the nine months ended January 31, 2010, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	9,000,000	872,160,000	Pounds
Corn	3,125,000	27,560,000	Bushels
Soybean meal	-	501,272	Tons
Soybeans	140,000	575,000	Bushels
Wheat	-	360,000	Bushels
Live cattle	-	6,000,000	Pounds
Pork bellies	-	1,920,000	Pounds
Natural gas	2,770,000	5,040,000	Million BTU's
Foreign currency (1)	60,029,232	152,462,490	U.S. Dollars

(1)           Amounts represent the U.S. dollar equivalent of various foreign exchange contracts.

The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
	(in millions)		(in millions)
Commodity contracts	$(8.1)	$22.7	$6.4	$74.0
Interest rate contracts	-	-	-	0.2
Foreign exchange contracts	(0.9)	5.3	(11.9)	6.3
Total	$(9.0)	$28.0	$(5.5)	$80.5

NOTE 6: IMPAIRMENT OF LONG-LIVED ASSETS

Hog Farms

In June 2009 (fiscal 2010), we decided to further reduce our domestic sow herd by 3%, or approximately 30,000 sows, which was accomplished by ceasing hog production operations and closing certain of our hog farms. In addition, in the first quarter of fiscal 2010, we began marketing certain other hog farms.  As a result of these decisions, we recorded total impairment charges of $34.1 million, including an allocation of goodwill, in the first quarter of fiscal 2010 to write down the hog farm assets to their estimated fair values. The impairment charges were recorded in the Hog Production segment. See Note 15—Fair Value Measurements for further discussion.

Prior to the third quarter of fiscal 2010, we had classified certain hog farm assets that were being marketed as held for sale within prepaid expenses and other current assets in the consolidated condensed balance sheets. During the third quarter of fiscal 2010, it became apparent that a sale of these assets was not likely to be completed within twelve months. We have reclassified these assets, which consist primarily of property, plant and equipment, as assets held and used within property, plant and equipment, net in the consolidated condensed balance sheets. The carrying amount of these assets was $27.9 million as of January 31, 2010 and $33.1 million as of May 3, 2009.

RMH Foods, LLC (RMH)

In October 2009 (fiscal 2010), we entered into an agreement to sell substantially all of the assets of RMH, a subsidiary within the Pork segment, for $9.5 million, plus the assumption by the buyer of certain liabilities, subject to customary post-closing adjustments, including adjustments for differences in working capital at closing from agreed-upon targets. We recorded pre-tax charges totaling $3.5 million in the Pork segment in the second quarter of fiscal 2010 to write-down the assets of RMH to their fair values. These charges were recorded in cost of sales in the consolidated condensed statement of income.

In December 2009 (fiscal 2010), we completed the sale of RMH for $9.1 million, plus $1.4 million of liabilities assumed by the buyer.

Sioux City, Iowa Plant

In January 2010 (fiscal 2010), we announced that we will be closing our fresh pork processing plant located in Sioux City, Iowa in April 2010 (fiscal 2010). The Sioux City plant is one of our oldest and least efficient plants. The plant design severely limits our ability to produce value-added packaged meats products and maximize production throughput. A majority of the plant’s production will be transferred to other nearby Smithfield plants.

As a result of the planned closure, we recorded charges of $13.1 million. These charges consisted of $3.6 million for the write-down of long-lived assets, $2.5 million of unusable inventories and $7.0 million for estimated severance benefits pursuant to contractual and ongoing benefit arrangements. Substantially all of these charges were recorded in cost of sales in the Pork segment. We do not expect any significant future charges associated with the plant closure.

NOTE 7: RESTRUCTURING

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  The Restructuring Plan included the closure of six plants, the last of which was closed in February 2010 (fiscal 2010).

The following table summarizes the balance of accrued expenses, the cumulative expense incurred to date and the expected remaining expenses to be incurred related to the Restructuring Plan by major type of cost. All of these charges were recorded in the Pork segment.

	Accrued Balance May 3, 2009	1st Quarter FY 2010 Expense	2nd Quarter FY 2010 Expense	3rd Quarter FY 2010 Expense	Payments	Accrued Balance January 31, 2010	Cumulative Expense-to-Date	Estimated Remaining Expense
Restructuring charges:	(in millions)
Employee severance and related benefits	$11.9	$(0.2)	$0.4	$0.2	$(3.0)	$9.3	$12.7	$0.4
Other associated costs	0.5	6.5	3.0	3.1	(11.4)	1.7	14.3	8.5
Total restructuring charges	$12.4	$6.3	$3.4	$3.3	$(14.4)	$11.0	27.0	$8.9

Impairment charges:
Property, plant and equipment							69.9
Inventory							4.8
Total impairment charges							74.7
Total restructuring and impairment charges							$101.7

Employee severance and related benefits primarily include severance benefits and an estimated obligation for the partial withdrawal from a multiemployer pension plan. Other associated costs consist primarily of plant consolidation and plant wind-down expenses, all of which are expensed as incurred. Of the $13.5 million of restructuring and impairment charges recorded in fiscal 2010, $8.6 million was recorded in cost of sales with the remainder recorded in selling, general and administrative expenses. Substantially all of the estimated remaining expenses are expected to be incurred by the first half of fiscal 2011.

NOTE 8: INVESTMENTS

Investments consist of the following:

Equity Investment	% Owned	January 31, 2010	May 3, 2009
		(in millions)
Campofrío Food Group (CFG) (1)	37%	$444.5	$417.8
Butterball, LLC (Butterball)	49%	96.3	78.2
Mexican joint ventures	Various	66.7	53.9
Other	Various	36.4	51.7
Total investments		$643.9	$601.6

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

Equity in (income) loss of affiliates consists of the following:

		Three Months Ended		Nine Months Ended
Equity Investment	Segment	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
		(in millions)		(in millions)
Butterball	Other	$(7.9)	$(3.9)	$(15.3)	$16.6
CFG (2)	International	5.3	0.6	(2.5)	4.2
Mexican joint ventures	Various	(4.4)	9.1	(11.3)	10.3
All other equity method investments	Various	0.2	11.8	(1.5)	10.5
Equity in (income) loss of affiliates		$(6.8)	$17.6	$(30.6)	$41.6

(2)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

CFG

As of January 31, 2010, we held 37,811,302 shares of CFG common stock. The stock was valued at €6.48 per share (approximately $8.98 per share) on the close of the last day of trading before the end of our third quarter of fiscal 2010. Based on the stock price and foreign exchange rate as of January 31, 2010, the carrying value of our investment in CFG, net of the cumulative translation adjustment, exceeded the market value of the underlying securities by $79.9 million. We have analyzed our investment in CFG for impairment and have determined that the decline in value is temporary. We have based our conclusion on the historical prices and trading volumes of the stock, the impact of the movement in foreign currency translation, the duration of time in which the carrying value of the investment exceeded its fair value, our level of involvement with the entity, and our intent and ability to hold the investment long-term. Based on our assessment, no impairment was recorded.

In the third quarter of fiscal 2010, as part of a debt restructuring, CFG redeemed certain of its debt instruments and as a result, we recorded $10.4 million of charges in equity income in the third quarter of fiscal 2010.

During the first quarter of fiscal 2010, we received a cash dividend from CFG totaling approximately $16.6 million.

Sale of Farasia Corporation (Farasia)

In November 2009 (fiscal 2010), we completed the sale of our investment in Farasia, a 50/50 Chinese joint venture formed in 2001, for RMB 97.0 million ($14.2 million at the time of the transaction). Farasia's wholly-owned subsidiary, Maverick Food Company Limited, focuses mainly on hot dogs and other sausages, whole and sliced ham, bacon, Chinese-style processed meat, and frozen and convenience food. We recorded, in selling, general and administrative expenses, a $4.5 million pre-tax gain in the third quarter of fiscal 2010 on the sale of our investment in Farasia.

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

We incurred offering expenses of approximately $22.8 million, which are being amortized, along with the discount and premium, into interest expense over the five-year life of the 2014 Notes.  We used the net proceeds from the issuance of the 2014 Notes, together with other available cash, to repay borrowings and terminate commitments under our then existing $1.3 billion secured revolving credit agreement (the U.S. Credit Facility), to repay the outstanding balance under our then existing €300 million European secured revolving credit facility (the Euro Credit Facility), to repay and/or refinance other indebtedness and for other general corporate purposes. We cancelled the Euro Credit Facility, which was scheduled to mature in August 2010 (fiscal 2011), upon repayment of the outstanding balance. In the second quarter of fiscal 2010, in connection with the cancellation of the Euro Credit Facility, we recorded $3.0 million of charges primarily related to the write-off of unamortized costs associated with the facility as a loss on debt extinguishment.

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

Availability under the ABL Credit Facility is based on a percentage of certain eligible accounts receivable and eligible inventory and is reduced by certain reserves. After reducing the amount available by outstanding letters of credit issued under the ABL Credit Facility of $188.6 million and a borrowing base adjustment of $139.4 million, the amount available for borrowing, as of January 31, 2010, was $672.0 million, of which, we had no outstanding borrowings.

We incurred approximately $39.9 million in transaction fees which will be amortized into interest expense over the three-year life of the ABL Credit Facility.  In the first quarter of fiscal 2010, we recognized a $7.4 million charge related to the write-off of amendment fees and costs associated with the U.S. Credit Facility as a loss on debt extinguishment.

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

The following table presents the effects of the retrospective application of the new accounting guidance on our consolidated condensed balance sheet as of May 3, 2009:

	As Originally Presented May 3, 2009	Adjustments	As Adjusted May 3, 2009
	(in millions)
Other assets	$161.2	$(2.3)	$158.9
Total assets	7,202.5	(2.3)	7,200.2
Long-term debt and capital lease obligations	2,649.9	(82.6)	2,567.3
Other liabilities	686.2	29.3	715.5
Additional paid-in capital	1,294.7	59.1	1,353.8
Retained earnings	1,648.2	(8.1)	1,640.1
Total shareholders’ equity	2,561.4	51.0	2,612.4
Total liabilities and equity	7,202.5	(2.3)	7,200.2

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

Loss per diluted share:
Continuing operations	$(1.72)	$(.06)	$(1.78)
Net loss	(1.35)	(.06)	(1.41)

The following table presents the effects of the retrospective application of the new accounting guidance on our consolidated condensed income statements for the three and nine months ended February 1, 2009:

	Three Months Ended February 1, 2009			Nine Months Ended February 1, 2009
	As Originally Presented	Adjustments	As Adjusted	As Originally Presented	Adjustments	As Adjusted
	(in millions, except per share data)			(in millions, except per share data)
Interest expense	$58.0	$4.2	$62.2	$154.6	$9.1	$163.7
Loss from continuing operations before income taxes	(130.0)	(4.2)	(134.2)	(223.1)	(9.1)	(232.2)
Income tax benefit	(24.5)	(1.6)	(26.1)	(59.1)	(3.4)	(62.5)
Loss from continuing operations	(105.5)	(2.6)	(108.1)	(164.0)	(5.7)	(169.7)
Net loss	(103.1)	(2.6)	(105.7)	(111.5)	(5.7)	(117.2)

Loss per diluted share:
Continuing operations	$(.73)	$(.02)	$(.75)	$(1.17)	$(.04)	$(1.21)
Net loss	(.72)	(.02)	(.74)	(.79)	(.05)	(.84)

The adoption of the new accounting guidance impacted our results for the three and nine months ended January 31, 2010 as follows:

	Three Months Ended January 31, 2010	Nine Months Ended January 31, 2010
	(in millions, except per share data)
Interest expense	$4.2	$12.3
Loss from continuing operations before income taxes	(4.2)	(12.3)
Income tax benefit	(1.5)	(4.5)
Loss from continuing operations	(2.7)	(7.8)
Net loss	(2.7)	(7.8)

Loss per diluted share:
Continuing operations	$(.02)	$(.05)
Net loss	(.02)	(.05)

As of January 31, 2010, the amount of the unamortized debt discount was $70.3 million, which will be amortized into interest expense through maturity of the Convertible Notes in June 2013 (fiscal 2014). As of January 31, 2010, the net carrying amount of the liability component was $329.7 million. In addition to the interest expense recognized due to the new accounting guidance as presented above, we recognized contractual coupon interest expense on the Convertible Notes of $4.0 million and $12.0 million for the three and nine months ended January 31, 2010, respectively, and $4.0 million and $8.9 million for the three and nine months ended February 1, 2009, respectively.

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

Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test).  As of January 31, 2010, we did not meet the Incurrence Test.  Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the first quarter of fiscal 2011 at the earliest.  The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test is not a default. In addition to limiting our ability to incur additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from borrowing on the ABL Credit Facility or from refinancing existing indebtedness. Therefore we do not expect the limitations resulting from our inability to satisfy the Incurrence Test to have a material adverse effect on our business or liquidity.

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

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $83.8 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $67.3 million was outstanding as of January 31, 2010, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $13.7 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expire through August 2021.

NOTE 11: INCOME TAXES

Our effective tax rate was (27)% and 19% for the three months ended January 31, 2010 and February 1, 2009, respectively, and 48% and 27% for the nine months ended January 31, 2010 and February 1, 2009, respectively.  The current quarter effective tax rate reflects an income tax benefit on pre-tax income while the year-to-date rate reflects an income tax benefit on pre-tax losses.  The current quarter effective tax rate is derived from changes in our annual effective tax rate between the six month period ending November 1, 2009 and the nine month period ending January 31, 2010. Our annual effective tax rate for the nine month period ending January 31, 2010 primarily reflects a change in earnings expectations between foreign and domestic operations from prior quarters, and the resolution of prior estimates.  These benefits were limited due to our year to date loss exceeding our full year expected results.

NOTE 12: PENSION PLANS

The components of net periodic pension cost consist of:

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
	(in millions)		(in millions)
Service cost	$5.6	$6.3	$16.9	$19.1
Interest cost	18.4	17.2	55.3	51.5
Expected return on plan assets	(12.4)	(17.4)	(37.0)	(52.3)
Net amortization	5.1	1.6	15.2	4.8
Net periodic pension cost	$16.7	$7.7	$50.4	$23.1

NOTE 13: REDEMPTION OF NONCONTROLLING INTERESTS

Prior to the third quarter of fiscal 2010, we had a 51% ownership interest in Premium Pet Health, LLC (PPH), a leading protein by-product processor that supplies many of the leading pet food processors in the United States. The partnership agreement afforded the noncontrolling interest holders an option to require us to redeem their ownership interests beginning in November 2009 (fiscal 2010). The redemption value was determinable from a specified formula based on the earnings of PPH.

In the second quarter of fiscal 2010, as a result of discussions with the noncontrolling interest holders, we determined that the noncontrolling interests were probable of becoming redeemable. As such, in the second quarter of fiscal 2010, we recorded an adjustment to increase the carrying amount of the redeemable noncontrolling interests by $32.9 million with an offsetting decrease to additional paid-in capital.

In November 2009 (fiscal 2010), the noncontrolling interest holders exercised their put option. In December 2009 (fiscal 2010), we acquired the remaining 49% interest in PPH for $38.9 million. Because PPH was previously consolidated into our financial statements, the acquisition of the remaining 49% interest in PPH was accounted for as an equity transaction.

NOTE 14: EQUITY

Increase of Authorized Shares of Common Stock

On August 26, 2009, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 200 million to 500 million.

Common Stock Offering

In September 2009 (fiscal 2010), we issued 21,660,649 shares of common stock in a registered public offering at $13.85 per share. In October 2009 (fiscal 2010), we issued an additional 598,141 shares of common stock at $13.85 per share to cover over-allotments from the offering. The net proceeds of $294.8 million from the offering were used to repay our $206.3 million senior unsecured notes, which matured in October 2009 (fiscal 2010), and for working capital and other general corporate purposes.

Stock Options

We issued 12,000 shares of common stock upon exercise of stock options in fiscal 2009. There have been no exercises of common stock options during fiscal 2010. As of January 31, 2010, 2,144,703 stock options were outstanding.

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

In December 2009 (fiscal 2010), we granted a total of 100,000 performance share units under the 2008 Incentive Compensation Plan. Each performance share unit represents and has a value equal to one share of our common stock. The performance share units will vest two years from the grant date provided that certain performance goals are met and the employees remain employed through the vesting date. The fair value of these performance share units was also estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each performance share unit of $27.57 will be recognized as compensation expense over the two-year requisite service period.

In addition to the performance share units granted in fiscal 2010, we also have 160,000 performance share units outstanding, which were granted in fiscal 2009.

Compensation expense related to all outstanding performance share units was $1.8 million and $4.2 million for the three and nine months ended January 31, 2010, respectively. Compensation expense related to performance share units was immaterial for the three and nine months ended February 1, 2009.

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

Comprehensive Income

The components of comprehensive income (loss), net of tax, consist of:

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
	(in millions)		(in millions)
Net income (loss)	$37.3	$(105.7)	$(96.8)	$(117.2)
Hedge accounting	(2.0)	18.1	61.1	(122.2)
Foreign currency translation	(18.2)	(122.0)	40.9	(217.4)
Pension accounting	5.8	(1.7)	11.3	(1.0)
Total comprehensive income (loss)	$22.9	$(211.3)	$16.5	$(457.8)

NOTE 15: FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are required to consider and reflect the assumptions of market participants in fair value calculations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2010. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives	$3.8	$-	$3.8	$-
Live hog inventory adjustment	(15.2)	-	-	(15.2)
Money market fund	253.3	253.3	-	-
Cash surrender value of life insurance policies	39.8	39.8	-	-
Total	$281.7	$293.1	$3.8	$(15.2)

Liabilities
Derivatives	$29.5	$11.4	$18.1	$-

When available, we use quoted market prices to determine fair value and we classify such measurements within Level 1.  In some cases where market prices are not available, we make use of observable market-based inputs (i.e., Bloomberg and commodity exchanges) to calculate fair value, in which case the measurements are classified within Level 2. When quoted market prices or observable market-based inputs are unavailable, or when our fair value measurements incorporate significant unobservable inputs, we classify such measurements within Level 3. These fair value measurements are based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market inputs. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

A portion of our live hog inventory is designated in fair value hedging relationships. We therefore record fair value adjustments to this inventory. These fair value adjustments are based on an internally generated model using both observable and unobservable inputs such as projected feed consumption, grain and lean hog futures prices and other cost assumptions. These fair value adjustments have been classified within Level 3.

The following table presents a reconciliation of the beginning and ending balances of our live hog inventory fair value adjustment on a recurring basis for the three months ended January 31, 2010:

(in millions)
Balance at November 1, 2009	$-
Unrealized losses included in earnings	(14.4)
Realized gains included in earnings	(0.8)
Balance at January 31, 2010	$(15.2)

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

As discussed further in Note 6—Impairment of Long-Lived Assets, we recorded impairment charges totaling $34.1 million in the first quarter of fiscal 2010, $3.5 million in the second quarter of fiscal 2010 and $3.6 million in the third quarter of fiscal 2010 to write down certain long-lived assets to their estimated fair values. Certain of these assets have since been sold. The fair value of the remaining assets, which consist primarily of property, plant and equipment, was determined to be approximately $49.0 million as of January 31, 2010. The fair value measurements of these assets were determined using relevant market data based on recent transactions for similar assets and third party estimates, which we classify as Level 2 inputs. Fair values were also determined using valuation techniques, which incorporate unobservable inputs that reflect our own assumptions regarding how market participants would price the assets, which we classify as Level 3 inputs.

Other Financial Instruments

We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of January 31, 2010 and May 3, 2009.

	January 31, 2010		May 3, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)		(in millions)
Total Debt	$3,087.3	$2,975.2	$2,448.2	$2,882.8

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 16: CONTINGENCIES

Insurance Recoveries

In July 2009 (fiscal 2010), a fire occurred at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Incorporated (Patrick Cudahy), in Cudahy, WI.  The fire damaged a portion of the facility’s production space and required the temporary cessation of operations, but did not consume the entire facility. Shortly after the fire, we resumed production activities in undamaged portions of the plant, including the distribution center, and took steps to address the supply needs for Patrick Cudahy products by shifting production to other Company and third party facilities.

The products produced at the facility include precooked and traditional bacon, dry sausage, ham and sliced meats. Patrick Cudahy’s operating results are reported in the Pork segment. Annual revenues for Patrick Cudahy’s packaged meats business have exceeded $450 million in recent years.

We maintain comprehensive general liability and property insurance, including business interruption insurance, with loss limits that we believe will provide substantial and broad coverage for the currently foreseeable losses arising from this accident.  We are working with our insurance carrier to determine the extent of loss. We have received advances totaling $47.8 million toward the ultimate settlement through the third quarter of fiscal 2010. The magnitude and timing of the ultimate settlement is currently unknown. However, we expect the level of insurance proceeds to fully cover the costs and losses incurred from the fire.

We have also been working with a third-party specialist to determine the amount of business interruption losses incurred. During the third quarter of fiscal 2010, based on an evaluation of business interruption losses incurred, we recognized $22.5 million of the insurance proceeds in cost of sales to offset these previously recorded losses. The evaluation revealed that we incurred business interruption losses of approximately $8.1 million in the third quarter of fiscal 2010, $10.5 million in the second quarter of fiscal 2010 and $3.9 million in the first quarter of fiscal 2010.

Of the $47.8 million in insurance proceeds received during fiscal 2010, $9.9 million has been classified in net cash flows from investing activities in the consolidated condensed statements of cash flows, which represents the portion of proceeds related to destruction of the plant. The remainder of the proceeds was recorded in net cash flows from operating activities in the consolidated condensed statements of cash flows and was directly attributed to business interruption recoveries and reimbursable costs covered under our insurance policy.

Litigation

Other than the following matter, there have been no significant developments regarding litigation disclosed in Note 15 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009, nor have any significant new matters arisen during the nine months ended January 31, 2010.

Missouri Litigation

As previously disclosed in “Note 15-Regulation and Litigation” in our Annual Report on Form 10-K filed on June 24, 2009, lawsuits based on the law of nuisance were filed against Premium Standard Farms (PSF), a wholly-owned subsidiary that we acquired on May 7, 2007, and Continental Grain Company (CGC), in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al.  On March 4, 2010, a jury trial involving 15 plaintiffs who live near Homan farm resulted in a jury verdict of compensatory damages for the plaintiffs for a total of $11,050,000. Thirteen of the Homan farm plaintiffs received damages in the amount of $825,000 each.  One of the plaintiffs received damages in the amount of $250,000, while another plaintiff received $75,000.  As of the date of this report, the Company is reviewing all of its options relative to this verdict and believes that there are substantial grounds for reversal on appeal.  Pursuant to a pre-existing arrangement, PSF is obligated to indemnify CGC for certain liabilities, if any, resulting from the Missouri litigation, including any liabilities resulting from the foregoing verdict. We believe our reserves are adequate to cover our estimated future costs associated with this matter.

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

The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
	(in millions)		(in millions)
Sales:
Segment sales—
Pork	$2,399.4	$2,826.6	$6,892.9	$7,995.9
International	343.1	333.2	977.4	1,141.0
Hog Production	691.8	660.5	1,798.9	2,135.1
Other	27.3	96.0	125.2	187.0
Total segment sales	3,461.6	3,916.3	9,794.4	11,459.0
Intersegment sales—
Pork	(8.8)	(6.2)	(24.4)	(34.6)
International	(12.8)	(15.3)	(39.9)	(49.4)
Hog Production	(555.3)	(546.6)	(1,437.7)	(1,737.9)
Total intersegment sales	(576.9)	(568.1)	(1,502.0)	(1,821.9)
Consolidated sales	$2,884.7	$3,348.2	$8,292.4	$9,637.1

Operating profit (loss):
Pork	$152.8	$129.4	$427.5	$284.5
International	13.1	14.5	36.0	31.4
Hog Production	(55.6)	(253.6)	(385.0)	(350.4)
Other	6.6	(9.5)	1.2	(28.3)
Corporate	(20.4)	(16.3)	(56.2)	(69.2)
Consolidated operating profit (loss)	$96.5	$(135.5)	$23.5	$(132.0)

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

Our year consists of either 52 or 53 weeks, ending on the Sunday nearest April 30.  The three and nine months ended January 31, 2010 consisted of 13 and 39 weeks, respectively. The three and nine months ended February 1, 2009 consisted of 14 and 40 weeks, respectively.

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

RESULTS OF OPERATIONS

Third Quarter of Fiscal 2010 Summary

Net income was $37.3 million, or $.22 per diluted share, in the third quarter of fiscal 2010, compared to a net loss of $105.7 million, or $(.74) per diluted share, in the same quarter last year. The following significant factors impacted third quarter of fiscal 2010 results compared to the third quarter of fiscal 2009:

▪
Pork segment operating profit in the prior year included $84.8 million of restructuring charges, which were partially offset by an additional week of operations. Pork segment operating profit increased $23.4 million. The effect of this year-over-year improvement was partially offset by lower sales volumes, attributable in part to the additional week in the prior year.

▪	International segment operating profit was relatively consistent with prior year results.

▪	Hog Production operating loss improved $198.0 million due primarily to significantly lower feed costs and improved live hog market prices.

▪
Operating results in the Other segment improved $16.1 million due to the prior year inclusion of losses related to the remainder of our live-cattle operations, which had been completely liquidated by the first quarter of fiscal 2010, as well as improvements in Butterball, which reflected significantly lower raw material costs.

Outlook

The commodity markets affecting our business are volatile and fluctuate on a daily basis. In this unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪
Pork— Operating profits in this segment were the highest the Company has ever recorded through the first nine-month period, despite year-over-year volume decreases, closure of major export markets and a fresh pork environment that was depressed in the first part of the year.

Pricing discipline, rationalization of low margin business, lower raw material costs and the early benefits of the Restructuring Plan (as defined below) pushed packaged meats profits higher through the first nine months of fiscal 2010, despite $13.5 million in charges related to the restructuring effort.

As we move into the fourth quarter and fiscal 2011, we expect our packaged meats business will continue to be solidly profitable, notwithstanding anticipated increases in raw material prices as live hog markets move up.  Margins may move temporarily lower, but are still expected to be strong in historical terms.

We expect tighter hog supplies and higher live hog prices may place modest pressure on the fresh pork complex in the very near term. However, we remain optimistic about our fresh pork performance moving into fiscal 2011. Newly coordinated international sales efforts are expected to drive improvements in export sales as volumes remain robust in historical terms, despite the closure of the Chinese and Russian markets this year.  We are encouraged by recent trade developments with these two countries and expect that they will re-open in the near-term, which should further improve the overall fresh pork environment.

In summary, we are optimistic about Pork segment results for the full fiscal year and as we move into fiscal 2011.  We expect the actions we have taken on the sales, operating, and restructuring fronts will support segment profitability, even if raw material prices move moderately higher. With our Pork Restructuring Plan nearing completion, we expect to focus our efforts on sales and marketing initiatives designed to drive profitable top line growth.

▪
International—We expect our international meat operations to continue improving their operating performance as we move into the final quarter of fiscal 2010 and into fiscal 2011. We expect to continue to see positive contributions from our investment in CFG due to an improving pork environment in Europe and as the realization of synergies associated with the prior year merger with Groupe Smithfield begin to be more fully realized.

▪
Hog Production—Over the last several quarters, the swine industry in the U.S. has coped with an oversupply of market hogs and worldwide recessionary conditions.  Hog producers industry-wide suffered considerable losses as the price of feed grains remained high in relation to historical prices, and at the same time, oversupply conditions depressed live hog prices.

After a considerable and extended period of sizable losses in the hog production industry, we believe the cycle has reached a bottom and expect to see hog producers return to moderate profitability in the middle to latter parts of calendar 2010.  Modest contractions in the U.S. sow herd have contributed to tightening supplies which, in turn, is resulting in higher live hog market prices in the U.S.

Our own domestic hog production operations continued to experience losses through the third quarter of fiscal 2010 as raising costs remained elevated relative to live hog market prices.  Looking forward into fiscal 2011, we expect to see, and futures markets are currently pointing towards, higher live hog prices over the next six to nine months as contractions in the U.S. sow herd should bring supply and demand back into balance.  At the same time, our domestic raising costs have fallen dramatically in the last six months.  Even though we expect a modest increase in our raising cost attributable to poor grain quality in the eastern Corn Belt, we expect our own operations to return to modest profitability in the latter part of the fourth quarter and into fiscal 2011.   We are taking steps to lessen the impact of the grain issue on feed conversions, including buying and blending local corn.

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

▪
Other—As with the Hog Production segment, high grain costs adversely impacted the profitability of our turkey operations throughout fiscal 2009.  We saw improvements in turkey raising costs in the first nine months of fiscal 2010 as corn prices have declined from last year’s highs.  We expect our turkey operations and our investment in Butterball to continue to improve as we move through fiscal 2010 and into fiscal 2011.

Significant Fiscal 2010 Events Affecting Results of Operations

Hog Farm Impairments

In June 2009 (fiscal 2010), we decided to further reduce our domestic sow herd by 3%, or approximately 30,000 sows, which was accomplished by ceasing hog production operations and closing certain of our hog farms. In addition, in the first quarter of fiscal 2010, we began marketing certain other hog farms. As a result of these decisions, we recorded total impairment charges of $34.1 million, including an allocation of goodwill, in the first quarter of fiscal 2010 to write down the hog farm assets to their estimated fair values. The impairment charges were recorded in the Hog Production segment.

Sioux City Plant Closure

In January 2010 (fiscal 2010), we announced that we will be closing our fresh pork processing plant located in Sioux City, Iowa in April 2010 (fiscal 2010). The Sioux City plant is one of our oldest and least efficient plants. The plant design severely limits our ability to produce value-added packaged meats products and maximize production throughput. A portion of the plant’s production will be transferred to other nearby Smithfield plants.

As a result of the planned closure, we recorded charges of $13.1 million. These charges consisted of $3.6 million for the write-down of long-lived assets, $2.5 million of unusable inventories and $7.0 million for estimated severance benefits pursuant to contractual and ongoing benefit arrangements. Substantially all of these charges were recorded in cost of sales in the Pork segment. We do not expect any significant future charges associated with the plant closure.

Pork Segment Restructuring

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  The plan included the closure of six plants, the last of which was closed in February 2010 (fiscal 2010). This restructuring is intended to make us more competitive by improving operating efficiencies and increasing plant utilization.  The Restructuring Plan is expected to result in annual cost savings and improved pre-tax earnings, after applicable restructuring charges, of approximately $55 million in fiscal 2010 and $125 million by fiscal 2011. Our results through the first three quarters of fiscal 2010 indicate that we are on target to achieve these estimates.

The following table summarizes the balance of accrued expenses, the cumulative expense incurred to date and the expected remaining expenses to be incurred related to the Restructuring Plan by major type of cost. All of these charges were recorded in the Pork segment.

	Accrued Balance May 3, 2009	1st Quarter FY 2010 Expense	2nd Quarter FY 2010 Expense	3rd Quarter FY 2010 Expense	Payments	Accrued Balance January 31, 2010	Cumulative Expense-to-Date	Estimated Remaining Expense
Restructuring charges:	(in millions)
Employee severance and related benefits	$11.9	$(0.2)	$0.4	$0.2	$(3.0)	$9.3	$12.7	$0.4
Other associated costs	0.5	6.5	3.0	3.1	(11.4)	1.7	14.3	8.5
Total restructuring charges	$12.4	$6.3	$3.4	$3.3	$(14.4)	$11.0	27.0	$8.9

Impairment charges:
Property, plant and equipment							69.9
Inventory							4.8
Total impairment charges							74.7
Total restructuring and impairment charges							$101.7

Of the $13.5 million of restructuring and impairment charges recorded in fiscal 2010, $8.6 million was recorded in cost of sales with the remainder recorded in selling, general and administrative expenses. Substantially all of the estimated remaining expenses are expected to be incurred by the first half of fiscal 2011. We also estimate that an additional $11.0 million in capital expenditures will be incurred relative to plant consolidations through the remainder of fiscal 2010.

Consolidated Results of Operations

Sales and cost of sales

	Three Months Ended			Nine Months Ended
	January 31, 2010	February 1, 2009	% Change	January 31, 2010	February 1, 2009	% Change
	(in millions)			(in millions)
Sales	$2,884.7	$3,348.2	(14)%	$8,292.4	$9,637.1	(14)%
Cost of sales	2,600.5	3,263.9	(20)	7,741.2	9,125.0	(15)
Gross profit	$284.2	$84.3	237%	$551.2	$512.1	8%
Gross profit margin	10%	3%		7%	5%

The following items explain the significant changes in sales and gross profit:

Three Months:

▪	The prior year included an additional week of results, which had the effect of decreasing sales by approximately $217.2 million, or 6%.

▪	Excluding the effect of the additional week in the prior year, sales volumes in the Pork segment decreased 7%, which had the effect of decreasing consolidated sales by 6%.

▪	The prior year included $50.8 million in sales related to the remainder of our live-cattle business, which had been completely liquidated by the first quarter of fiscal 2010.

▪	Lower feed costs contributed to a 16% decrease in domestic raising costs.

▪	Domestic live hog market prices increased 12%.

▪	Cost of sales for the current year included $13.6 million of impairment and severance charges compared to $79.3 million in the prior year.

Nine Months:

▪
Excluding the effect of the additional week in the prior year, sales volumes in the Pork segment decreased 6%, mainly due to pricing discipline and the rationalization of low margin business.  Average unit selling prices decreased 6%, primarily in fresh pork, as packaged meats products were consistent with prior year prices. These declines had the effect of decreasing consolidated sales by 10%.

▪	Foreign currency translation decreased sales by approximately $265 million, or 3%, due to a stronger U.S. dollar.

▪	The effect of an additional week of results in the prior year decreased sales by approximately $217.2 million, or 2%.

▪	Lower feed costs contributed to a 12% decline in domestic raising costs.

▪	Domestic live hog market prices decreased 17%.

▪	Cost of sales for the current year included $59.3 million of impairment, severance and other restructuring charges compared to $79.3 million in the prior year.

Selling, general and administrative expenses

	Three Months Ended			Nine Months Ended
	January 31, 2010	February 1, 2009	% Change	January 31, 2010	February 1, 2009	% Change
	(in millions)			(in millions)
Selling, general and administrative expenses	$194.5	$202.2	(4)%	$558.3	$602.5	(7)%

The following items explain the significant changes in selling, general and administrative expenses (SG&A):

Three Months:

▪	Foreign currency transaction gains for the current year were $4.3 million compared to losses of $12.4 million in the prior year, resulting in a year-over-year decrease in SG&A of $16.7 million.

▪	The prior year included an additional week of results, which had the effect of decreasing SG&A by approximately $12 million.

▪	SG&A was positively impacted by an $8.8 million increase in the cash surrender value of company-owned life insurance policies.

▪	Advertising and marketing expenses decreased $7.3 million. The decrease is due to synergies related to the consolidation of our sales function.

▪
SG&A was negatively impacted by a $34.7 million increase in compensation expense which is primarily attributable to higher performance compensation due to higher operating results, as well as higher pension expenses.

Nine Months:

▪	Advertising and marketing expenses decreased $23.3 million. The decrease is due to synergies related to the consolidation of our sales function.

▪	The collection of additional farming subsidies related to our Romanian hog production operations decreased SG&A by $18.3 million.

▪	Improvements in the cash surrender value of company-owned life insurance policies decreased SG&A by $18.5 million

▪	The prior year included $15.2 million of union-related litigation and settlement costs.

▪	The prior year included an additional week of results, which had the effect of decreasing SG&A by approximately $12 million.

▪	The impact of foreign currency translation decreased SG&A by approximately $8.4 million.

▪	Foreign currency transaction gains for the current year were $1.4 million compared to losses of $6.4 million in the prior year, resulting in a year-over-year decrease in SG&A of $7.8 million.

▪
SG&A was negatively impacted by a $55.6 million increase in compensation expense which is primarily attributable to higher performance compensation due to higher operating results, as well as higher pension expenses.

Equity in (income) loss of affiliates

	Three Months Ended			Nine Months Ended
	January 31, 2010	February 1, 2009	% Change	January 31, 2010	February 1, 2009	% Change
	(in millions)			(in millions)
Butterball	$(7.9)	$(3.9)	103%	$(15.3)	$16.6	192%
Campofrío Food Group (CFG) (1)	5.3	0.6	NM	(2.5)	4.2	160
Mexican joint ventures	(4.4)	9.1	148	(11.3)	10.3	210
All other equity method investments	0.2	11.8	98	(1.5)	10.5	114
Equity in (income) loss of affiliates	$(6.8)	$17.6	139%	$(30.6)	$41.6	174%

(1)
Prior to the third quarter of fiscal 2009, we owned 50% of Groupe Smithfield S.L. (Groupe Smithfield) and 24% of Campofrío Alimentacion, S.A. (Campofrío).  Those entities merged in the third quarter of fiscal 2009 to form CFG, of which we currently own 37%.  The amounts presented for CFG throughout this Quarterly Report on Form 10-Q represent the combined historical results of Groupe Smithfield and Campofrío.

    The following items explain the significant changes in equity in (income) loss of affiliates:

Three Months:

▪	The improvements in our Mexican joint ventures reflect substantially lower feed costs.

▪	The prior year included $10.9 million of losses related to our former cattle joint venture, which had been completely liquidated by the fourth quarter of fiscal 2009.

▪	Our investment in CFG was negatively impacted by $10.4 million of debt restructuring charges and $1.3 million of charges related to CFG's discontinued Russian operation.

▪
Improved results at Butterball were mainly driven by lower raw material costs as a result of lower commodity prices and a modification of our live turkey transfer pricing agreement with Butterball from a cost-based pricing arrangement to a market-based pricing arrangement. The same modification was made to the transfer pricing agreement between Butterball and our joint venture partner.

Nine Months:

▪
Improved results at Butterball were mainly driven by lower raw material costs as a result of lower commodity prices and a modification of our live turkey transfer pricing agreement with Butterball from a cost-based pricing arrangement to a market-based pricing arrangement, as well as reduced plant operating costs due to production initiatives.

▪
The improvements in our Mexican hog production joint ventures reflect substantially lower feed costs and foreign currency transaction gains of $1.9 million in the current year compared to foreign currency transaction losses of $10.8 million in the prior year.

▪
Our investment in CFG was negatively impacted by  $10.4 million of debt restructuring charges and $1.3 million of charges related to CFG's discontinued Russian operation. However, the year-over-year impact of these charges was offset by $8.8 million of charges recorded in the prior year related to CFG’s discontinued Russian operation and $3.2 million of charges related to a restructuring at Groupe Smithfield.

▪	The prior year included $10.3 million of losses related to our former cattle joint venture, which had been completely liquidated by the fourth quarter of fiscal 2009.

Interest expense

	Three Months Ended			Nine Months Ended
	January 31, 2010	February 1, 2009	% Change	January 31, 2010	February 1, 2009	% Change
	(in millions)			(in millions)
Interest expense	$67.2	$62.2	8%	$198.9	$163.7	22%

The increase in interest expense for the three months and nine months ended January 31, 2010 was primarily due to the issuance of higher cost debt in fiscal 2010 and the amortization of the associated debt issuance costs. The new debt instruments are more fully described under “Liquidity and Capital Resources” below. The increase in interest expense was partially offset by the effect of an additional week in the prior year periods.

Other (income) loss

	Three Months Ended			Nine Months Ended
	January 31, 2010	February 1, 2009	% Change	January 31, 2010	February 1, 2009	% Change
	(in millions)			(in millions)
Other (income) loss	$-	$(63.5)	(100)%	$11.0	$(63.5)	(117)%

Other income for the three and nine months ended February 1, 2009, included a $56.0 million gain on the sale of our interest in Groupe Smithfield to Campofrío and a $7.5 million gain on the repurchase of long-term debt. Other expense for the nine months ended January 31, 2010 included $11.0 million of charges for the write-off of amendment fees and costs associated with the U.S. Credit Facility and the Euro Credit Facility. The purpose of these write-offs is more fully described under “Liquidity and Capital Resources” below.

Income tax expense

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
Income tax benefit (in millions)	$(8.0)	$(26.1)	$(89.6)	$(62.5)
Effective tax rate	(27)%	19%	48%	27%

Our effective tax rate was (27)% and 19% for the three months ended January 31, 2010 and February 1, 2009, respectively, and 48% and 27% for the nine months ended January 31, 2010 and February 1, 2009, respectively.  The current quarter effective tax rate reflects an income tax benefit on pre-tax income while the year-to-date rate reflects an income tax benefit on pre-tax losses.  The current quarter effective tax rate is derived from changes in our annual effective tax rate between the six month period ending November 1, 2009 and the nine month period ending January 31, 2010. Our annual effective tax rate for the nine month period ending January 31, 2010 primarily reflects a change in earnings expectations between foreign and domestic operations from prior quarters, and the resolution of prior estimates.  These benefits were limited due to our year to date loss exceeding our full year expected results.

Segment Results

The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.

Pork Segment

	Three Months Ended			Nine Months Ended
	January 31, 2010	February 1, 2009	% Change	January 31, 2010	February 1, 2009	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales:
Fresh pork	$1,022.1	$1,141.5	(10)%	$3,046.4	$3,742.0	(19)%
Packaged meats	1,377.3	1,685.1	(18)	3,846.5	4,253.9	(10)
Total	$2,399.4	$2,826.6	(15)%	$6,892.9	$7,995.9	(14)%

Operating profit:
Fresh pork	$7.5	$13.5	(44)%	$43.3	$94.2	(54)%
Packaged meats	145.3	115.9	25	384.2	190.3	102
Total	$152.8	$129.4	18%	$427.5	$284.5	50%

Sales volume:
Fresh pork		.	(14)%			(8)%
Packaged meats			(14)			(10)
Total			(14)			(9)

Average unit selling price:
Fresh pork			4%			(12)%
Packaged meats			(5)			0
Total			(1)			(6)

Average domestic live hog prices (per hundredweight) (1)	$44.44	$39.69	12%	$40.94	$49.35	(17)%

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the changes in sales volume, selling prices and live hog market prices presented in the table above, the following items explain the significant changes in Pork segment sales and operating profit:

Three Months:

▪	The prior year included an additional week of results, which had the effect of decreasing sales by $201.9 million, or 7%.

▪
Excluding the effect of an additional week of results in the prior year, fresh pork and packaged meats sales volumes each decreased 7%. Sales volumes were impacted by pricing discipline and the ratonalization of low margin business due to the Restructuring Plan, which took effect in the fourth quarter of fiscal 2009.

▪
Operating profit in the prior year included $84.8 million of restructuring charges related to the Restructuring Plan. Of this amount, $63.6 million related to our packaged meats operations and $21.2 related to our fresh pork operations.

▪
Operating profit in the current year included both incremental costs and offsetting recoveries of business interruption losses related to the Patrick Cudahy fire. We recorded $22.5 million of insurance proceeds in cost of sales in the third quarter of fiscal 2010, which represented the estimated business interruption losses incurred through the third quarter of fiscal 2010. We have estimated that $8.1 million of the losses were incurred in the third quarter of fiscal 2010, with $10.5 million in the second quarter of fiscal 2010 and $3.9 million in the first quarter of fiscal 2010.

▪	Operating profit was negatively impacted by $13.6 million of impairment and severance costs primarily related to the Sioux City plant closure.

Nine Months:

▪
Excluding the effect of an additional week of results in the prior year, sales volumes decreased 6%, with fresh pork volumes decreasing 5% and packaged meats volumes decreasing 7%. The decrease in sales volumes is attributable to pricing discipline, rationalization of low margin business, and the effects of A(H1N1), particularly during the first half of fiscal 2010.

▪	Sales and operating profit were negatively impacted by lower average unit selling prices due primarily to weaker fresh pork market prices.

▪	The effect of an additional week of results in the prior year decreased sales by $201.9 million, or 3%.

▪	Improvements in packaged meats operating profit reflect pricing discipline, rationalization of less profitable business, lower raw material costs and early benefits of the Restructuring Plan.

▪
Operating profit in the prior year included $84.8 million of restructuring charges related to the Restructuring Plan. Of this amount, $63.6 million related to our packaged meats operations and $21.2 realted to our fresh pork operations.

▪	The prior year included $15.2 million of union-related litigation and settlement costs.

▪	Operating profit was negatively impacted by $13.6 million of impairment and severance costs primarily related to the Sioux City plant closure.

International Segment

	Three Months Ended			Nine Months Ended
	January 31, 2010	February 1, 2009	% Change	January 31, 2010	February 1, 2009	% Change
	(in millions)			(in millions)
Sales	$343.1	$333.2	3%	$977.4	$1,141.0	(14)%
Operating profit	13.1	14.5	(10)	36.0	31.4	15

Sales volume			19%			15%
Average unit selling price			(13)			(25)

In addition to the changes in sales volume and selling prices presented in the table above, the following items explain the significant changes in International segment sales and operating profit:

Three Months:

▪	Operating profit in the current year was negatively impacted by $10.4 million of debt restructuring charges at CFG and $1.3 million of charges related to CFG's discontinued Russian operation.

▪	Operating profit was positively impacted by $2.5 million in foreign currency transaction gains in the current year, compared to $10.4 million of foreign currency transaction losses in the prior year.

Nine Months:

▪	Foreign currency translation caused sales to decrease by $265.6 million, or 23%, due to a stronger U.S. dollar.

▪	Operating profit was positively impacted by a decrease in foreign currency transaction losses of $9.5 million.

▪
Operating profit was positively impacted by a $7.6 million improvement in equity income as CFG benefited from merger synergies and cost reduction programs. The current year included $10.4 million of debt restructuring charges at CFG and $1.3 million of charges related to CFG's discontinued Russian operation. However, the year-over-year impact of these charges was offset by $8.8 million of charges recorded in the prior year related to CFG’s discontinued Russian operation and $3.2 million of charges related to a restructuring at Groupe Smithfield.

Hog Production Segment

	Three Months Ended			Nine Months Ended
	January 31, 2010	February 1, 2009	% Change	January 31, 2010	February 1, 2009	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales	$691.8	$660.5	5%	$1,798.9	$2,135.1	(16)%
Operating loss	(55.6)	(253.6)	78	(385.0)	(350.4)	(10)

Head sold	5.16	5.64	(9)%	14.49	15.36	(6)%

Average domestic live hog prices (per hundredweight) (1)	$44.44	$39.69	12%	$40.94	$49.35	(17)%
Domestic raising costs (per hundredweight)	$51.40	$61.09	(16)	$53.92	$61.24	(12)

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the changes in head sold, live hog market prices and domestic raising costs presented in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit:

Three Months:

▪	The prior year included an additional week of results, which caused a year-over-year decrease in sales of $41.1 million, or 6%.

▪	Excluding the effect of the prior year additional week of results, head sold decreased 2% reflecting the impact of our sow reduction program.

▪	The decrease in domestic raising costs is primarily attributable to lower feed prices.

▪	Operating loss was positively impacted by a $14.9 million increase in equity income, which is primarily attributable to lower feed costs at our Mexican joint ventures.

▪
Operating loss was positively impacted by foreign currency transaction gains in the current year of $1.1 million compared to foreign currency transaction losses of $5.3 million in the prior year related to our international hog production operations.

Nine Months:

▪	Excluding the effect of the prior year additional week of results, head sold decreased 3% reflecting the impact of our sow reduction program.

▪	The effect of an additional week of results in the prior year decreased sales $41.1 million, or 2%.

▪	The decrease in domestic raising costs is primarily attributable to lower feed prices.

▪
Operating loss was positively impacted by a $22.3 million increase in equity income, which is primarily attributable to lower feed costs at our Mexican joint ventures. Equity income from our Mexican joint ventures also included $1.7 million of foreign currency transaction gains in the current year compared to $9.0 million of foreign currency transaction losses in the prior year.

▪	Operating loss was positively impacted by an $18.3 million increase in farming subsidies related to our Romanian hog production operations.

▪
Operating loss in the current year included $34.1 million of impairment charges related to certain hog farms, which are more fully explained under "Significant Fiscal 2010 Events Affecting Results of Operations" above.

▪	Operating profit was negatively impacted by a decrease in foreign currency transaction gains of $8.0 million related to our international hog production operations.

Other Segment

	Three Months Ended			Nine Months Ended
	January 31, 2010	February 1, 2009	% Change	January 31, 2010	February 1, 2009	% Change
	(in millions)			(in millions)
Sales	$27.3	$96.0	(71)%	$125.2	$187.0	(33)%
Operating profit (loss)	6.6	(9.5)	169	1.2	(28.3)	104

The following items explain the significant changes in Other segment sales and operating profit:

Three Months:

▪	Sales in the prior year included $50.8 million related to our remaining cattle business, which had been completely liquidated by the first quarter of fiscal 2010.

▪	Sales volume in our turkey production operations declined 23% due to production cuts aimed at reducing the oversupply of turkeys in the market.

▪
Average unit selling prices of turkeys decreased 22% as a result of a modification to our live turkey transfer pricing agreement with Butterball in the second quarter of fiscal 2010 from a cost-based pricing arrangement to a market-based pricing arrangement. The same modification was made to the transfer pricing agreement between Butterball and our joint venture partner.

▪
We recorded income from our equity method investments of $7.9 million in the current year compared to a loss of $7.1 million in the prior year. The prior year included $10.9 million of losses from our cattle joint venture, which had been completely liquidated by the fourth quarter of fiscal 2009. Lower raw material costs at Butterball also contributed to the improvement in equity income.

Nine Months:

▪	We sold our remaining live-cattle inventories in the first quarter of fiscal 2010, which resulted in a $20.1 million year-over-year decrease in sales.

▪	Sales volume in our turkey production operations declined 22% due to production cuts aimed at reducing the oversupply of turkeys in the market.

▪
Average unit selling prices of turkeys decreased 19% as a result of a modification to our live turkey transfer pricing agreement with Butterball in the second quarter of fiscal 2010 from a cost-based pricing arrangement to a market-based pricing arrangement. The same modification was made to the transfer pricing agreement between Butterball and our joint venture partner.

▪
We recorded income from our equity method investments of $15.4 million in the current year compared to a loss of $26.9 million in the prior year. The year-over-year change is primarily attributable to improvements in Butterball’s results, which reflect substantially lower raw material costs and $10.3 million of prior year losses from our former cattle joint venture, which had been completely liquidated by the fourth quarter of fiscal 2009.

Corporate Segment

	Three Months Ended			Nine Months Ended
	January 31, 2010	February 1, 2009	% Change	January 31, 2010	February 1, 2009	% Change
	(in millions)			(in millions)
Operating loss	$(20.4)	$(16.3)	(25)%	$(56.2)	$(69.2)	19%

 The following items explain the significant changes in the Corporate segment’s operating loss:

Three Months:

▪	Operating loss was negatively impacted by a $10.2 million increase in variable compensation expense due to improved operating results of the Company.

▪	Operating loss was negatively impacted by a $3.0 million decrease in foreign currency transaction gains.

▪	Operating loss was positively impacted by an $8.8 million increase in the cash surrender value of company-owned life insurance policies.

▪	Operating loss was positively impacted by a $4.5 million gain on the sale of our interest in Farasia Corporation (Farasia), which was partially offset by prior year gains on the disposal of assets.

    Nine Months:

▪	Operating loss was positively impacted by an $18.5 million increase in the cash surrender value of company-owned life insurance policies.

▪
Foreign currency transaction gains were $2.0 million in the current year compared to losses of $3.9 million in the prior year, reflecting a year-over-year improvement in operating loss of $5.9 million.

▪	Operating loss was positively impacted by a $4.5 million gain on the sale of our interest in Farasia, which was partially offset by prior year gains on the disposal of assets

▪	Operating loss was negatively impacted by a $14.6 million increase in variable compensation expense due to improved operating results of the Company.

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

We have taken a number of steps to strengthen our balance sheet during fiscal 2010, including a significant refinancing of our debt and the issuance of 22,258,790 shares of common stock.  These steps have reduced our near-term debt maturities and increased our liquidity. We also have significantly reduced our exposure to financial covenant maintenance risk, and we believe that the steps we have taken will enable us to better weather the current economic environment.

Based on the following, we believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months:

▪
As of January 31, 2010, our liquidity position exceeded $1.1 billion, comprised of $672.0 million of availability under the ABL Credit Facility (as defined below), $401.7 million in cash and cash equivalents and $47.4 million of availability under international credit lines.

▪	We have generated positive net cash flows from operating activities in the past five consecutive quarters, including $142.5 million through the first nine months of fiscal 2010.

▪	We have no substantial debt obligations coming due until the second quarter of fiscal 2012.

▪	Future cash flows from operations should continue to benefit from improved operating efficiencies and plant utilization as a result of the Restructuring Plan.

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

Credit Facilities

	January 31, 2010
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
ABL Credit Facility	$1,000.0	$(139.4)	$(188.6)	$-	$672.0
International facilities	97.1	-	-	(49.7)	47.4
Total credit facilities	$1,097.1	$(139.4)	$(188.6)	$(49.7)	$719.4

In July 2009 (fiscal 2010), we entered into a new asset-based revolving credit agreement totaling $1.0 billion that supports short-term funding needs and letters of credit (the ABL Credit Facility), and terminated the U.S. Credit Facility, which was scheduled to expire in August 2010 (fiscal 2011). Loans made under the ABL Credit Facility will mature and the commitments thereunder will terminate in July 2012 (fiscal 2013).  However, the ABL Credit Facility will be subject to an earlier maturity if we fail to satisfy certain conditions related to the refinancing or repayment of our senior notes due 2011.  The ABL Credit Facility provides for an option, subject to certain conditions, to increase total commitments to $1.3 billion in the future.

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

The weighted average interest rate on amounts outstanding under all of our credit facilities and credit lines as of January 31, 2010 was 4.5%.

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

Cash Flows

Operating Activities

	Nine Months Ended
	January 31, 2010	February 1, 2009
	(in millions)
Net cash flows from operating activities	$142.5	$80.3

The following items explain the significant changes in cash flows from operating activities:

▪	Cash paid to outside hog suppliers was significantly less than the prior year due to a 17% decline in average live hog market prices.

▪	We paid approximately $133.5 million less for grains in fiscal 2010 due to substantially lower feed prices.

▪
We received $37.9 million in insurance proceeds which we determined are directly attributable to business interruption recoveries and reimbursable costs related to the fire that occured at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Incorporated, in Cudahy, Wisconsin.

▪	Cash paid for the settlement of derivative contracts and for margin requirements decreased by $26.0 million.

▪	Cash paid for transportation and energy decreased due to significantly lower fuel prices and energy costs.

▪	We received a cash dividend from CFG of approximately $16.6 million in the first quarter of fiscal 2010.

▪	The decline in cash paid for raw materials was partially offset by less cash received from customers as a result of lower sales.

Investing Activities

	Nine Months Ended
	January 31, 2010	February 1, 2009
	(in millions)
Capital expenditures	$(136.4)	$(154.4)
Dispositions	23.3	575.5
Insurance proceeds	9.9	-
Investments and other	12.5	3.7
Net cash flows from investing activities	$(90.7)	$424.8

The following items explain the significant investing activities for the nine months ended January 31, 2010 and February 1, 2009:

Fiscal 2010

▪
Capital expenditures primarily related to the Restructuring Plan, the purchase of property and equipment previously leased and plant and hog farm improvement projects. Capital spending was reduced in fiscal 2010 due to our continued focus on driving efficiencies and debt reduction.

▪	Dispositions included $14.2 million in proceeds from the sale of our interest in Farasia and $9.1 million in proceeds from the sale of RMH.

▪
The insurance proceeds represent the portion of total insurance proceeds received through the third quarter of fiscal 2010, which we determined are related to the destruction of property, plant and equipment due to the fire that occured at our Patrick Cudahy facility.

Fiscal 2009

▪	We received $575.5 million from the sale of Smithfield Beef.

▪	Capital expenditures primarily related to plant and hog farm improvement projects.

Financing Activities

	Nine Months Ended
	January 31, 2010	February 1, 2009
	(in millions)
Proceeds from the issuance of long-term debt	$840.1	$600.0
Principal payments on long-term debt and capital lease obligations	(323.7)	(169.4)
Net repayments on revolving credit facilities and notes payables	(479.4)	(892.3)
Proceeds from the issuance of common stock and stock option exercises	294.8	122.3
Repurchases of debt	-	(86.2)
Purchase of call options	-	(88.2)
Proceeds from the sale of warrants	-	36.7
Debt issuance costs and other	(62.8)	(11.0)
Purchase of redeemble noncontrolling interest	(38.9)	-
Net cash flows from financing activities	$230.1	$(488.1)

The following items explain the significant financing activities for the nine months ended January 31, 2010 and February 1, 2009:

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

▪
We paid debt issuance costs totaling $62.8 million related to the 2014 Notes, the Rabobank Term Loan and the ABL Credit Facility. The debt issuance costs were capitalized and are being amortized into interest expense over the life of each instrument.

▪
In November 2009 (fiscal 2010), the noncontrolling interest holders of Premium Pet Health, LLC (PPH), a subsidiary in our Pork segment, notified us of their intention to exercise their put option, requiring us to purchase all of their ownership interests in the subsidiary. In December 2009 (fiscal 2010), we acquired the remaining 49% interest in PPH for $38.9 million. PPH is a leading protein by-product processor that supplies many of the leading pet food processors in the United States.

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

Credit Ratings

On August 7, 2009, Standard & Poor’s Rating Services (S&P) downgraded our ‘B’ credit rating to ‘B-’. As of January 31, 2010, our credit ratings were ‘B-’ by S&P and ‘B2’ by Moody’s Investor Services (Moody’s).  Although we had no borrowings outstanding on the ABL Credit Facility, the interest expense spread that would have been applicable based on these ratings would have been 4.50%. Additionally, a further downgrade by either rating agency would not result in an increase in our interest expense spread because any borrowings would currently be subject to the maximum spread under our ratings based pricing.

Debt Covenants and the Incurrence Test

Our various debt agreements contain covenants that limit additional borrowings, acquisitions, dispositions, leasing of assets and payments of dividends to shareholders, among other restrictions.

Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test).  As of January 31, 2010, we did not meet the Incurrence Test.  Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the first quarter of fiscal 2011 at the earliest.  The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test is not a default. In addition to limiting our ability to incur additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from borrowing on the ABL Credit Facility or from refinancing existing indebtedness. Therefore we do not expect the limitations resulting from our inability to satisfy the Incurrence Test to have a material adverse effect on our business or liquidity.

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

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $83.8 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $67.3 million was outstanding as of January 31, 2010, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $13.7 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expire through August 2021.

Additional Matters Affecting Liquidity

Capital Projects

As of January 31, 2010, we had total estimated remaining capital expenditures of $55 million on approved projects, including $11 million related to the Restructuring Plan. These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities. Total capital expenditures are expected to remain below depreciation in fiscal 2010.

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the third quarter of fiscal 2010, margin deposits posted by us ranged from $(2.5) million to $158.2 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with brokers during fiscal 2010 was $28.5 million. As of  January 31, 2010, the net amount on deposit with brokers was $88.2 million.

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

As of January 31, 2010, the carrying amount of goodwill related to our U.S. hog production operations was $442.9 million. Based on our ongoing evaluation of changes that may have occurred in key assumptions utilized in our prior evaluation of the fair value of the U.S. hog production reporting unit, we believe that fair value still exceeds carrying value.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of this reporting unit, it is reasonably possible a material change could occur.  If actual results are not consistent with our estimates or key assumptions used to calculate the fair value of this reporting unit, or if conditions or events change our estimates of future profitability, such as unfavorable developments in U.S. ethanol policies and continued depressed U.S. hog market prices, a material impairment of our goodwill could result.  If goodwill were determined to be impaired, it would result in a non-cash charge to earnings with a corresponding decrease in shareholder’s equity.  However, a non-cash goodwill impairment charge would not have any effect on our liquidity.

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

As of January 31, 2010, we held 37,811,302 shares of CFG common stock. The stock was valued at €6.48 per share (approximately $8.98 per share) on the close of the last day of trading before the end of our third quarter of fiscal 2010. Based on the stock price and foreign exchange rate as of January 31, 2010, the carrying value of our investment in CFG, net of the cumulative translation adjustment, exceeded the market value of the underlying securities by $79.9 million. We have analyzed our investment in CFG for impairment and have determined that the decline in value is temporary. We have based our conclusion on the historical prices and trading volumes of the stock, the impact of the movement in foreign currency translation, the duration of time in which the carrying value of the investment exceeded its fair value, our level of involvement with the entity, and our intent and ability to hold the investment long-term. Based on our assessment, no impairment was recorded.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, changes in our credit ratings, access to capital, the investment performance of our pension plan assets and the availability of legislative funding relief, the cost of compliance with environmental and health standards, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and dispositions and successfully integrate newly acquired businesses into existing operations, our ability to effectively restructure portions of our operations and achieve cost savings from such restructurings and other risks and uncertainties described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 and in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2010. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For complete quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. Our exposure to market risk from commodities is detailed below.

The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of January 31, 2010 and May 3, 2009.

	January 31, 2010	May 3, 2009
	(in millions)
Livestock	$124.5	$12.6
Grains	47.7	17.1
Energy	3.0	2.0
Interest rates	0.3	0.5
Foreign currency	7.0	15.7

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of January 31, 2010. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of January 31, 2010.

There were no changes in our internal control over financial reporting during our third quarter of fiscal 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

 ITEM 1.     LEGAL PROCEEDINGS

Missouri Litigation

As previously disclosed in our Annual Report on Form 10-K filed on June 24, 2009, lawsuits based on the law of nuisance were filed against Premium Standard Farms (PSF), a wholly-owned subsidiary that we acquired on May 7, 2007, and Continental Grain Company (CGC), in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al.  On March 4, 2010, a jury trial involving 15 plaintiffs who live near Homan farm resulted in a jury verdict of compensatory damages for the plaintiffs for a total of $11,050,000. Thirteen of the Homan farm plaintiffs received damages in the amount of $825,000 each.  One of the plaintiffs received damages in the amount of $250,000, while another plaintiff received $75,000.  As of the date of this report, the Company is reviewing all of its options relative to this verdict and believes that there are substantial grounds for reversal on appeal.  Pursuant to a pre-existing arrangement, PSF is obligated to indemnify CGC for certain liabilities, if any, resulting from the Missouri litigation, including any liabilities resulting from the foregoing verdict.

John Morrell/Patrick Cudahy Facility

On January 14, 2010, the State of Wisconsin’s Department of Natural Resources issued a notification to Patrick Cudahy advising that the Department referred the facility to Wisconsin’s Department of Justice for enforcement.  The referral alleges that the facility violated its air management permits by failing to obtain an approved NOx plan and to submit various reports in a timely manner.  We are investigating the matter and anticipate holding informal conferences with Wisconsin officials and remain hopeful that we will be able to resolve the matter amicably.  While we could face potential monetary penalties, depending upon the results of the Wisconsin investigation, management believes that any ultimate liability with respect to these matters would not have a material adverse effect on our financial position or operations.

Farmland Crete Facility

As previously disclosed in our Annual Report on Form 10-K filed on June 24, 2009, in December 2008, EPA Region 7 issued a Notice of Violation (the NOV) to our subsidiary, Farmland Foods, Inc. (Farmland), relative to Farmland’s facility in Crete, Nebraska.  The NOV alleged that the Crete facility exceeded opacity limitations and violated testing and recordkeeping requirements specified in an air permit issued to the Crete facility by the Nebraska Department of Environmental Quality.  The parties have settled the matter and Farmland has paid a penalty of $70,425.

ITEM 1A.	RISK FACTORS

The following two risk factors have been updated from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 and our Quarterly Report on Form 10-Q for the quarter ended November 1, 2009.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As of January 31, 2010, we had:

▪	approximately $3,004.0 million of indebtedness;

▪	guarantees of up to $83.8 million for the financial obligations of certain unconsolidated joint ventures and hog farmers;

▪	guarantees of $13.7 million for leases that were transferred to JBS in connection with the sale of Smithfield Beef; and

▪
aggregate borrowing capacity available under our ABL Credit Facility totaling $672.0 million, taking into account a borrowing base adjustment of $139.4 million, no outstanding borrowings and outstanding letters of credit of $188.6 million.

Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and potential acquisitions or joint ventures. In addition, due to the volatile nature of the commodities markets, we may have to borrow significant amounts to cover any margin calls under our risk management and hedging programs. During fiscal 2010, margin deposits posted by us ranged from $(2.5) million to $158.2 million (negative amounts representing margin deposits we have received from our brokers). Our consolidated indebtedness level could significantly affect our business because:

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

Further, our debt agreements restrict the payment of dividends to shareholders and, under certain circumstances, may limit additional borrowings, investments, the acquisition or disposition of assets, mergers and consolidations, transactions with affiliates, the creation of liens and the repayment of certain debt. For example, we anticipate that, if availability under the ABL Credit Facility does not meet certain thresholds, we will be subject to financial condition maintenance tests under the ABL Credit Facility and the Rabobank Term Loan. In addition, as more fully described in the section of our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Covenants and the Incurrence Test,” the indentures relating to our senior unsecured notes preclude us from incurring certain additional indebtedness and restrict us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments when our interest coverage ratio is less than 2.0 to 1.0 (the “Incurrence Test”). As of January 31, 2010, we did not meet the Incurrence Test, and we do not expect to meet the Incurrence Test again until the first quarter of fiscal 2011 at the earliest. Failure to meet the Incurrence Test limits our flexibility in accessing the credit markets and, should this failure continue, could adversely affect our business and financial condition by, among other things, limiting our ability to obtain financing, refinance existing indebtedness when it becomes due and take advantage of corporate opportunities.

Should market conditions continue to deteriorate or fail to improve, or our operating results continue to be depressed in the future, we may have to request amendments to our covenants and restrictions. There can be no assurance that we will be able to obtain such relief should it be needed in the future. A breach of any of these covenants or restrictions could result in a default that would permit our senior lenders, including lenders under the ABL Credit Facility or the Rabobank Term Loan, the holders of our Senior Secured Notes or the holders of our senior unsecured notes, as the case may be, to declare all amounts outstanding under the ABL Credit Facility, the Rabobank Term Loan, the Senior Secured Notes or the senior unsecured notes to be due and payable, together with accrued and unpaid interest, and the commitments of the relevant senior lenders to make further extensions of credit under the ABL Credit Facility could be terminated. If we were unable to repay our indebtedness to our lenders under our secured debt, these lenders could proceed, where applicable, against the collateral securing that indebtedness, which could include substantially all of our assets. Our future ability to comply with financial covenants and other conditions, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors, including the other risks set forth in this Item 1A and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 and this Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.

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

▪	potential loss of key employees and customers of the acquired business,

▪	assumption of and exposure to unknown or contingent liabilities of acquired businesses,

▪	potential disputes with the sellers, and

▪	for our investments, potential lack of common business goals and strategies with, and cooperation of, our joint venture partners

In addition, acquisitions outside the U.S. may present unique difficulties and increase our exposure to those risks associated with international operations.

We could experience financial or other setbacks if any of the businesses that we have acquired or may acquire in the future have problems of which we are not aware or liabilities that exceed expectations. See “Item 3. Legal Proceedings—Missouri Litigation” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 and "Item 1. Legal Proceedings-Missouri Litigation" in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2010 regarding lawsuits filed in Missouri against PSF and Continental Grain Company by neighboring individuals largely based on the laws of nuisance. Although we are continuing PSF’s vigorous defense of these claims, we cannot assure you that we will be successful, that additional nuisance claims will not arise in the future or that the reserves for this litigation will not have to be substantially increased.

Our numerous equity investments in joint ventures, partnerships and other entities, both within and outside the U.S., are periodically involved in modifying and amending their credit facilities and loan agreements. The ability of these entities to refinance or amend their facilities on a successful and satisfactory basis, and to comply with the covenants in their financing facilities, affects our assessment of the carrying value of any individual investment. As of January 31, 2010, none of our equity investments represented more than 6% of our total consolidated assets. If the Company determines in the future that an investment is impaired, we would be required to record a non-cash impairment charge, which could substantially affect our reported earnings in the period of such charge. In addition, any such impairment charge would negatively impact our financial ratios. See the section of our Annual Report on Form 10-K for the fiscal year ended May 3, 2009 entitled “Notes to Consolidated Financial Statements—Note 1: Investments” for a discussion of the accounting treatment of our equity investments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 2, 2009 to November 30, 2009	-		n/a	n/a	2,873,430
December 1, 2009 to December 31, 2009	6,173		$16.30	n/a	2,873,430
January 1, 2010 to January 31, 2010	-		n/a	n/a	2,873,430
Total	6,173	(2)	$16.30	n/a	2,873,430

(1)
As of January 31, 2010, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005. There is no expiration date for this repurchase plan.

(2)
The purchases were made in open market transactions by Wells Fargo, as trustee, and the shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         (REMOVED AND RESERVED)

Not applicable

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

Exhibit 10.1	—
Summary of Incentive Award, One-Time Cash Bonus and Performance Share Units granted to Robert W. Manly, IV (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2009).

Exhibit 10.2	—	Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award granted December 2009 (filed herewith).
Exhibit 10.3	—	Market Hog Contract Grower Agreement, dated May 13, 1998, by and between Continental Grain Company and CGC Asset Acquisition Corp. (filed herewith).
Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2	—
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

Date: March 12, 2010