Form 10-K
period 2010-05-02
SMITHFIELD FOODS INC
filed 2010-06-18
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2010
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of November 1, 2009 was approximately $1.5 billion. This figure was calculated by multiplying (i) the $13.34 last sales price of registrant’s Common Stock as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter by (ii) the number of shares of registrant’s Common Stock not held by any executive officer or director of the registrant or any person known to the registrant to own more than five percent of the outstanding Common Stock of the registrant. Such calculation does not constitute an admission or determination that any such executive officer, director or holder of more than five percent of the outstanding shares of Common Stock of the registrant is in fact an affiliate of the registrant.

At June 8, 2010, 166,013,232 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 1, 2010.

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

We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally.  We operate in a cyclical industry and our results are significantly affected by fluctuations in commodity prices for live hogs and grains.  Additionally, some of the key factors influencing our business are customer preferences and demand for our products; our ability to maintain and grow relationships with customers; the introduction of new and innovative products to the marketplace; accessibility to international markets for our products including the effects of any trade barriers; and operating efficiencies of our facilities.

We conduct our operations through five reporting segments: Pork, International, Hog Production, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe and Mexico. The Hog Production segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations and our interest in Butterball, LLC (Butterball). Through the first quarter of fiscal 2010, this segment also included our live cattle operations. The Corporate segment provides management and administrative services to support our other segments.

Over the past few decades, we have completed numerous acquisitions. Recently, our overall focus has shifted from acquisitions to integration, driving operating efficiencies and growing our packaged meats business to fully leverage the benefits of our prior acquisitions. Additionally, we are currently focused on reducing our debt and eliminating non-core or under-performing businesses.

Fiscal 2010 Business Developments

The following business developments have occurred since the beginning of fiscal 2010:

Hog Production Cost Savings Initiative

In the fourth quarter of fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations (the Cost Savings Initiative). The plan includes a number of undertakings designed to improve operating efficiencies and productivity. These consist of farm reconfigurations and conversions, termination of certain high cost, third-party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities.

As a result of the Cost Savings Initiative, we recorded pre-tax charges totaling $9.1 million in the fourth quarter of fiscal 2010, including impairment and accelerated depreciation charges of $2.5 million and $3.8 million, respectively, as well as contract termination costs of $2.8 million. These charges were recorded in cost of sales in the Hog Production segment.

Certain of the activities associated with the Cost Savings Initiative are expected to occur over a two to three-year period in order to allow for the successful transformation of farms while minimizing disruption of supply. We anticipate recording additional charges over this period in the range of $30 million to $35 million primarily associated with future contract terminations. We also anticipate capital expenditures totaling approximately $86 million will be required in connection with the farm reconfigurations and other cost savings activities.

We do not believe the benefits of the Cost Savings Initiative will have any significant impact on our results of operations in fiscal 2011. Beginning in fiscal 2012, we expect a gradual improvement in profitability of our Hog Production segment. We expect that by fiscal 2014, the benefits of this initiative will be fully realized and we currently estimate profitability improvement of approximately $2 per hundredweight.

Hog Farm Impairments

In fiscal 2008 and fiscal 2009, we announced that we would reduce the size of our U.S. sow herd by 10% in order to reduce the overall supply of hogs in the U.S. market.

In June 2009 (fiscal 2010), we decided to further reduce our domestic sow herd by 3%, or approximately 30,000 sows, which was accomplished by ceasing certain hog production operations and closing certain of our hog farms. In addition, in the first quarter of fiscal 2010, we began marketing certain other hog farms. As a result of these decisions, we recorded total impairment charges of $34.1 million, including an allocation of goodwill, in the first quarter of fiscal 2010 to write-down the hog farm assets to their estimated fair values. The impairment charges were recorded in cost of sales in the Hog Production segment.

RMH Foods, LLC (RMH)

In October 2009 (fiscal 2010), we entered into an agreement to sell substantially all of the assets of RMH, a subsidiary within the Pork segment, for $9.5 million, plus the assumption by the buyer of certain liabilities, subject to customary post-closing adjustments, including adjustments for differences in working capital at closing from agreed-upon targets. We recorded pre-tax charges totaling $3.5 million, including $0.5 million of goodwill impairment, in the Pork segment in the second quarter of fiscal 2010 to write-down the assets of RMH to their fair values. These charges were recorded in cost of sales. In December 2009 (fiscal 2010), we completed the sale of RMH for $9.1 million, plus $1.4 million of liabilities assumed by the buyer.

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

Premium Pet Health, LLC (PPH)

Prior to fiscal 2010, we held a 51% ownership interest in Premium Pet Health, LLC (PPH), a leading protein by-product processor that supplies many of the leading pet food processors in the United States. The partnership agreement afforded the noncontrolling interest holders an option to require us to redeem their ownership interests beginning in November 2009 (fiscal 2010). The redemption value was determinable from a specified formula based on the earnings of PPH.

In fiscal 2010, as a result of discussions with the noncontrolling interest holders, we determined that the noncontrolling interests were probable of becoming redeemable. As such, in fiscal 2010, we recorded an adjustment to increase the carrying amount of the redeemable noncontrolling interests by $32.2 million with an offsetting decrease of $19.4 million to additional paid-in capital and $12.8 million to deferred tax assets.

In November 2009 (fiscal 2010), the noncontrolling interest holders exercised their put option. In December 2009 (fiscal 2010), we acquired the remaining 49% interest in PPH for $38.9 million. Because PPH was previously consolidated into our financial statements, the acquisition of the remaining 49% interest in PPH was accounted for as an equity transaction.

Sioux City Plant Closure

In January 2010 (fiscal 2010), we announced that we would close our fresh pork processing plant located in Sioux City, Iowa. The Sioux City plant was one of our oldest and least efficient plants. The plant design severely limited our ability to produce value-added packaged meats products and maximize production throughput. A portion of the plant’s production has been transferred to other nearby Smithfield plants. We closed the Sioux City plant in April 2010 (fiscal 2010).

As a result of the planned closure, we recorded charges of $13.1 million in the third quarter of fiscal 2010. These charges consisted of $3.6 million for the write-down of long-lived assets, $2.5 million of unusable inventories and $7.0 million for estimated severance benefits pursuant to contractual and ongoing benefit arrangements, of which $5.5 million were paid-out during the fourth quarter of fiscal 2010. Substantially all of these charges were recorded in cost of sales in the Pork segment. We do not expect any significant future charges associated with the plant closure.

Pork Segment Restructuring

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  The plan included the closure of six plants, the last of which was closed in February 2010 (fiscal 2010). This restructuring is intended to make us more competitive by improving operating efficiencies and increasing plant utilization.  For fiscal 2010, we achieved our targeted cost savings and improved pre-tax earnings, after applicable restructuring charges, of $55 million in fiscal 2010. We expect the benefits of the Restructuring Plan will be fully reflected in our fiscal 2011 results.

DESCRIPTION OF SEGMENTS

Pork Segment

The Pork segment consists mainly of three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Pork segment produces a wide variety of fresh pork and packaged meats products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. The Pork segment currently operates over 40 processing plants. We process hogs at eight plants (five in the Midwest and three in the Southeast), with an aggregate slaughter capacity of approximately 110,000 hogs per day.

The Pork segment sold approximately 4.0 billion pounds of fresh pork in fiscal 2010. A substantial portion of our fresh pork is sold to retail customers as unprocessed, trimmed cuts such as butts, loins (including roasts and chops), picnics and ribs.

The Pork segment also sold approximately 2.9 billion pounds of packaged meats products in fiscal 2010. We produce a wide variety of packaged meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. We market our domestic packaged meats products under labels that include Smithfield, Farmland, John Morrell, Gwaltney, Great, Cumberland Gap, Armour, Eckrich, Margherita, LunchMakers, Dinner Bell, Carando, Kretschmar, Lean Generation, Lykes, Cook’s, Esskay, Valleydale, Ember Farms, Rath, Roegelein, Ohse, Stefano’s, Williamsburg, Tom & Ted’s and Jamestown. We also sell a substantial quantity of packaged meats as private-label products.

Our product lines include leaner fresh pork products as well as lower-fat and lower-salt packaged meats. We also market a line of lower-fat value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40% lower-fat bacon.

During the preceding three fiscal years, our main acquisition in the Pork segment was a vertically integrated hog producer and pork processor of mostly fresh pork products, Premium Standard Farms, Inc. (PSF), in fiscal 2008.

The following table shows the percentages of Pork segment revenues derived from packaged meats products and fresh pork for the fiscal years indicated.

	Fiscal Years
	2010	2009	2008
Packaged meats	55%	53%	58%
Fresh pork	45	47	42
	100%	100%	100%

In fiscal 2010, export sales (including by-products and rendering) comprised approximately 15% of the Pork segment’s volumes and approximately 12% of the segment’s revenues.

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

The Pork segment purchased 46% of its U.S. live hog requirements from the Hog Production segment in fiscal 2010. In addition, we have established multi-year agreements with Maxwell Foods, Inc. and Prestage Farms, Inc., which provide us with a stable supply of high-quality hogs at market-indexed prices. These producers supplied approximately 10% of hogs processed by the Pork segment in fiscal 2010. We also purchase hogs on a daily basis at our Southeastern and Midwestern processing plants and our company-owned buying stations in three Southeastern and five Midwestern states.

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

International Segment

The International segment includes our international meat processing operations that produce a wide variety of fresh pork, beef, poultry and packaged meats products, including cooked hams, sausages, hot dogs, bacon and canned meats. We have controlling interests in international meat processing and distribution operations located mainly in Poland, Romania and the United Kingdom. In addition, we have noncontrolling interests in international meat processing operations, mainly in Western Europe and Mexico, including a 37% interest in the common stock of Campofrío Food Group, S.A. (CFG), a leading European packaged meats company headquartered in Madrid, Spain, and one of the largest worldwide with annual sales of approximately €1.8 billion (approximately $2.4 billion as of May 2, 2010).

The following table shows the percentages of International segment revenues derived from packaged meats, fresh pork and other products for the fiscal years indicated.

	Fiscal Years
	2010	2009	2008
Packaged meats	35%	34%	41%
Fresh pork	24	31	19
Other products(1)	41	35	40
	100%	100%	100%

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

Sources and availability of raw materials

Like the Pork segment, live hogs are the primary raw materials of the International segment with the primary source of hogs being the Hog Production segment. The International segment purchased 87% of its live hog requirements from the Hog Production segment in fiscal 2010.

Hog Production Segment

As a complement to our Pork and International segments, we have vertically integrated into hog production and are the world’s largest hog producer. The Hog Production segment consists of our hog production operations located in the U.S., Poland and Romania, as well as our interests in hog production operations in Mexico. The Hog Production segment operates numerous hog production facilities with approximately 1.0 million sows producing about 19.3 million market hogs annually. In addition, through our Mexican joint ventures, we have approximately 90,000 sows producing about 1.7 million market hogs annually.

The profitability of hog production is directly related to the market price of live hogs and the cost of feed grains such as corn and soybean meal. The Hog Production segment generates higher profits when hog prices are high and feed grain prices are low, and lower profits (or losses) when hog prices are low and feed grain prices are high. We believe that the Hog Production segment furthers our strategic initiative of vertical integration and reduces our exposure to fluctuations in profitability historically experienced by the pork processing industry. In addition, with the importance of food safety to the consumer, our vertically integrated system provides increased traceability from conception of livestock to consumption of the pork product.

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

	Fiscal Years
	2010	2009	2008
Internal hog sales	80%	82%	81%
External hog sales	18	15	17
Other products(1)	2	3	2
	100%	100%	100%

(1)	Consists primarily of feed sold to external parties.

Genetics

We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). The Hog Production segment makes extensive use of these genetic lines, with approximately 790,000 SPG breeding sows. In addition, we have sublicensed some of these rights to some of our strategic hog production partners. In addition, through our joint ventures, we have approximately 60,000 SPG breeding sows. All hogs produced under these sublicenses are processed internally. We believe that the hogs produced by these genetic lines are the leanest hogs commercially available and enable us to market highly differentiated pork products. We believe that the leanness and increased meat yields of these hogs enhance our profitability with respect to both fresh pork and packaged meats. In fiscal 2010, we produced approximately 15.5 million SPG hogs domestically. We also produced approximately 1.1 million SPG hogs through our joint ventures.

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

Our turkey production operations produce and sell exclusively to Butterball. Butterball is the largest U.S. turkey producer.  Its products include whole turkeys and parts, cooked turkey breasts, turkey sausages, ground turkey, lunchmeat and fresh tray pack, bone-in and boneless turkey. These products are sold in thirty-one countries, including the U.S., Mexico, China and Russia, and are available through retail, deli and foodservice channels.

Our live cattle operations consisted of the live cattle inventories that were excluded from the sale of Smithfield Beef, Inc. (Smithfield Beef) in October 2008 (fiscal 2009).

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

We have significant market presence, both domestically and internationally, where we sell our fresh pork, packaged meats and other meat products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. We use both in-house salespersons as well as independent commission brokers to sell our products. In fiscal 2010, we sold our products to more than 5,000 customers, none of whom accounted for as much as 10% of consolidated revenues. We have no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.

Methods of Distribution

We use a combination of private fleets of leased tractors and trailers and independent common carriers and owner operators to distribute live hogs, fresh pork, packaged meats and other meat products to our customers, as well as to move raw materials between plants for further processing. We coordinate deliveries and use backhauling to reduce overall transportation costs. In the U.S., we distribute products directly from some of our plants and from leased distribution centers primarily in Missouri, Pennsylvania, North Carolina, Virginia, Kansas, Wisconsin, Indiana, Illinois, California, Iowa, Nebraska and Texas. We also operate distribution centers adjacent to our plants in Bladen County, North Carolina, Sioux Falls, South Dakota and Crete, Nebraska. Internationally, we distribute our products through a combination of leased and owned warehouse facilities.

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

Research and Development

We conduct continuous research and development activities to develop new products and to improve existing products and processes.  We incurred expenses on company-sponsored research and development activities of $38.8 million, $52.6 million and $90.9 million in fiscal 2010, 2009 and 2008, respectively. The reduction in research and development activities over the previous two fiscal years was due to our focus on driving efficiencies and reducing debt. The reduction is expected to be temporary.

FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information for each reportable segment, including revenues, operating profit and total assets, is disclosed in Note 18 in “Item 8. Financial Statements and Supplementary Data.”

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

From time to time, we receive notices and inquiries from regulatory authorities and others asserting that we are not in compliance with particular laws and regulations. In some instances, litigation ensues. In addition, individuals may initiate litigation against us.

Many of our facilities are subject to environmental permits and other regulatory requirements, violations of which are subject to civil and criminal sanction. In some cases, third parties may also have the right to sue to enforce compliance.

We use the International Organization for Standardization (ISO) 14001 standard to manage and optimize environmental performance, and we were the first in the industry to achieve ISO 14001 certification for our hog production and processing facilities. ISO guidelines require a long-term management plan integrating regular third-party audits, goal setting, corrective action, documentation, and executive review. Our Environmental Management System (EMS), which conforms to the ISO 14001 standard, addresses the significant environmental aspects of our operations, provides employee training programs and facilitates engagement with local communities and regulators. Most importantly, the EMS allows the collection, analysis and reporting of relevant environmental data to facilitate our compliance with applicable environmental laws and regulations.

Water

In November 2008, EPA revised regulations under the Clean Water Act governing confined animal feeding operations (CAFOs) in response to a 2005 federal court decision. The new regulations delete the requirement that almost all CAFOs apply for Clean Water Act permit coverage and instead require that all CAFOs that “discharge or propose to discharge” apply for coverage.  In 2010, EPA issued new guidance relative to when EPA believes CAFOs “propose to discharge.”  Although compliance with EPA’s regulations required some changes to our hog production operations resulting in additional costs, such compliance has not had a material adverse effect on our hog production operations.

 In the fall of 2007, an activist group and others filed a rulemaking petition with the North Carolina Environmental Management Commission (the Commission) requesting that the Commission initiate a rulemaking to require monitoring by swine operations covered by federal and state general permits in North Carolina. In May 2008, the Commission accepted the petition and directed staff to form a stakeholder group to assist staff in developing a proposed rule before proceeding to public comment and before further Commission consideration. Rules were proposed in May 2009, and the matter continues to proceed under the state administrative process including a second-round of public comment. Although compliance with a new monitoring rule in North Carolina could impose additional costs on our hog production operations, such costs are not expected to have a material adverse effect on our hog production operations. However, there can be no assurance that the rulemaking will not result in changes to the existing monitoring rules which may have a material adverse effect on our financial position or results of operations.

Air

During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at EPA’s request to assist EPA in considering possible future regulation of air emissions from animal feeding operations. The Academy’s study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, our hog production subsidiaries have accepted EPA’s offer to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators agreed to pay a penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms have been given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. Pursuant to our consent agreement and order, we have paid a $100,000 penalty to EPA. PSF’s Texas farms and company-owned farms in North Carolina also agreed to participate in this program. The National Pork Board, of which we are a member and financial contributor, will be paying the costs of the air emissions monitoring study on behalf of all hog producers, including us, out of funds collected from its members in previous years. The cost of the study for all hog producers is approximately $6.0 million. Monitoring under the study began in the spring 2007 and ended in the winter 2010, and the Academy is now examining the data. New regulations governing air emissions from animal agriculture operations are likely to emerge from the monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations will not have a material adverse effect on our financial position or results of operations.

Greenhouse Gases

The U.S. Congress is actively considering legislation to reduce greenhouse gas (GHG) emissions as a result of concerns over climate change.  The EPA finalized regulations in calendar year 2010 under the Clean Air Act, which may trigger new source review and permitting requirements for certain sources of GHG emissions.  These rulemakings are all subject to judicial appeals.  There may also be changes in applicable state law pertaining to the regulation of GHGs..  Several states have taken steps to require the reduction of GHGs by certain companies and public utilities, primarily through the planned development of GHG inventories and/or regional GHG cap and trade programs.

As in virtually every industry, GHG emissions occur at several points across our operations, including production, transportation and processing. Compliance with future legislation, if any, and compliance with currently evolving regulation of GHGs by EPA and the states may result in increased compliance costs, capital expenditures, and operating costs.  In the event that any future compliance requirements at any of our facilities requires more than the sustainability measures that we are currently undertaking to monitor emissions and improve our energy efficiency, we may experience significant increases in our costs of operation.  Such costs may include the cost to purchase offsets or allowances and costs to reduce GHG emissions if such reductions are required.  These regulatory changes may also lead to higher cost of goods and services which may be passed on to us by suppliers.

As an agriculture-based company, changes to the climate could also affect key inputs to our business as the result of shifts in temperatures, water availability, precipitation, and other factors.   Both the cost and availability of corn and other feed crops, for example, could be affected.  The regulation or taxation of carbon emissions could also affect the prices of commodities, energy, and other inputs to our business.  We believe there could also be opportunities for us as a result of heightened interest in alternative energy sources—including those derived from manure—and participation in carbon markets.  However, it is not possible at this time to predict the complete structure or outcome of any future legislative efforts to address GHG emissions and climate change, whether EPA’s regulatory efforts will survive court challenge, or the eventual cost to us of compliance. There can be no assurance that GHG regulation will not have a material adverse effect on our financial position or results of operations.

Regulatory and Other Proceedings

From time to time we receive notices from regulatory authorities and others asserting that we are not in compliance with certain environmental laws and regulations. In some instances, litigation ensues.

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

Prior to our acquisition of PSF, it had entered into a consent judgment with the State of Missouri and a consent decree with the federal government and a citizens group. The judgment and decree generally required that PSF pay penalties to settle past alleged regulatory violations, utilize new technologies to reduce nitrogen in the material that it applies to farm fields and research, and develop and implement “Next Generation Technology” for environmental controls at certain of its Missouri operations.

Prior to our acquisition of PSF, it estimated in 2004 that it would invest approximately $33.0 million in total capital to implement the new technologies by calendar 2010 to comply with the judgment and decree. As of May 2, 2010, PSF estimated costs to comply with the judgment and decree to be approximately $41.0 million, of which $28.4 million had been spent. Included in these expenditures is a fertilizer plant in northern Missouri that converts waste into commercial grade fertilizer. We also anticipate spending an estimated $2.3 million to replace aging lagoon covers, which PSF installed in the past to comply with consent judgment obligations. However, decisions made by the panel of university experts responsible for approving new technologies pursuant to the judgment and decree in fiscal 2009 and 2010 suggest that our obligations under the judgment and decree could significantly exceed our current estimate. As of May 2, 2010, the State Attorney General is considering new technology proposals approved by the expert panel in 2010; however, discussions are ongoing and it is not possible at this time to predict with certainty the outcome or the eventual cost to us of complying with the judgment and decree.

For further information regarding regulatory matters resulting in litigation, see “Item 3. Legal Proceedings.”

Environmental Stewardship

In July 2000, in furtherance of our continued commitment to responsible environmental stewardship, we and our North Carolina-based hog production subsidiaries voluntarily entered into an agreement with the Attorney General of North Carolina (the Agreement) designed to enhance water quality in the State of North Carolina through a series of initiatives to be undertaken by us and our subsidiaries while protecting access to swine operations in North Carolina. These initiatives focused on operations of our hog production subsidiaries in the State of North Carolina, particularly areas devastated by hurricanes in the fall of 1999.

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

Our animal welfare program includes processes and procedures relating to the safety, comfort and health of our animals. We retained the services of two internationally recognized experts on animal behavior and animal handling, who verified that our animal welfare program is credible, science-based and auditable. This program includes procedures designed to monitor animal well-being at all stages of the animal’s life through a series of checklists, inspections and audits. Through this program, our production personnel receive specific training in the proper methods and practices for the promotion of animal well-being. Adherence to proper animal welfare management is also a condition of our agreements with contract farmers. Going forward, we are also utilizing the National Pork Board’s Pork Quality Assurance Plus Program, which is better known as PQA Plus. While the concepts and methods of the two systems are essentially the same, the PQA Plus program offers a unified, industry approach for animal welfare and food safety issues. We assisted the National Pork Board in the development of PQA Plus. Pork producers become certified only after attending a training session on good production practices, which include such topics as disease prevention, biosecurity, responsible antibiotic use, and appropriate feeding, and after undergoing regular on-farm assessments and random third-party audits. PQA Plus certification is valid for three years. We obtained certification of all company-owned and contract farms under the PQA Plus program by the end of calendar year 2009. The audit component of our animal welfare program will be rolled into the PQA Plus program.

In January 2007 (fiscal 2007), we announced a ten-year program to phase out individual gestation stalls at our sow farms and replace the gestation stalls with group pens. We have begun preliminary work necessary to determine the best approach at each farm. Some of our farms will require extensive retrofits and reconfiguration and many may require new permits from state agencies in order to make any significant changes. We completed group housing conversions at two existing farms in North Carolina and Colorado and a newly built facility in Utah. The Utah facility includes two new 5,000-hog housing sites where sows have access to individual stalls to eat, drink, and rest, but can also move into a more open pen area. We currently estimate the total cost of our transition to group pens to be approximately $300 million. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. We do not expect that the switch to penning systems at sow farms will have a material adverse effect on our operations. Due to recent significant operating losses incurred by our Hog Production segment, we have delayed capital expenditures for the program such that we no longer expect to complete the phase-out within ten years of the original announcement. However, we remain committed to implementing the program as soon as economic conditions improve.

EMPLOYEES

The following table shows the approximate number of our employees and the approximate number of employees covered by collective bargaining agreements or that are members of labor unions in each segment, as of May 2, 2010:

Segment	Employees	Employees Covered by Collective Bargaining Agreements
Pork	32,100	21,000
International	8,800	6,500
HP	6,800	-
Other	100	-
Corporate	200	-
Totals	48,000	27,500

Of the approximately 27,500 employees covered by collective bargaining agreements or that are members of labor unions, none are covered by collective bargaining agreements that expire in fiscal 2011. These agreements expire over periods throughout the next several years. We believe that our relationship with our employees is satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Note 18 in “Item 8. Financial Statements and Supplementary Data” for financial information about geographic areas. See “Item 1A. Risk Factors” for a discussion of the risks associated with our international sales and operations.

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

Our results of operations are cyclical and could be adversely affected by fluctuations in the commodity prices for hogs and grains.

We are largely dependent on the cost and supply of hogs and feed ingredients and the selling price of our products and competing protein products, all of which are determined by constantly changing and volatile market forces of supply and demand as well as other factors over which we have little or no control. These other factors include:

▪	competing demand for corn for use in the manufacture of ethanol or other alternative fuels,

▪	environmental and conservation regulations,

▪	import and export restrictions such as trade barriers resulting from, among other things, health concerns,

▪	economic conditions,

▪	weather, including weather impacts on our water supply and the impact on the availability and pricing of grains,

▪	energy prices, including the effect of changes in energy prices on our transportation costs and the cost of feed, and

▪	crop and livestock diseases.

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

We attempt to manage certain of these risks through the use of our risk management and hedging programs. However, these programs may also limit our ability to participate in gains from favorable commodity fluctuations. For example, we ensured availability of grain supplies in the summer of 2008 through the end of fiscal 2009 by locking in corn at approximately $6 per bushel through this period. As a result, our feed costs remained at these high levels through the end of fiscal 2009 despite the decrease in the price of corn on the commodities markets during such period. The high cost of feed, in particular corn, and the impact of these hedges were principal factors in making the Hog Production segment unprofitable during fiscal 2009 and fiscal 2010. Additionally, a portion of our commodity derivative contracts are marked-to-market such that the related unrealized gains and losses are reported in earnings on a quarterly basis. This accounting treatment may cause significant volatility in our quarterly earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” for further information.

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

In addition to risks associated with maintaining the health of our livestock, any outbreak of disease elsewhere in the U.S. or in other countries could reduce consumer confidence in the meat products affected by the particular disease, generate adverse publicity, depress market conditions for our hogs internationally and/or domestically and result in the imposition of import or export restrictions.  For example, the initial and widespread media reports regarding the A(H1N1) influenza outbreak labeled the influenza the “swine flu” or a variation thereof.  We experienced a temporary decline in sales due to the perceived risk of A(H1N1) and pork prices dropped sharply during a period in which prices normally move higher.

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

We are subject to risks affecting the food industry generally, including risks posed by the following:

▪	food spoilage or food contamination,

▪	evolving consumer preferences and nutritional and health-related concerns,

▪	consumer product liability claims,

▪	product tampering,

▪	the possible unavailability and expense of product liability insurance, and

▪	the potential cost and disruption of a product recall.

Adverse publicity concerning any perceived or real health risk associated with our products could also cause customers to lose confidence in the safety and quality of our food products, which could adversely affect our ability to sell our products, particularly as we expand our branded products business. We could also be adversely affected by perceived or real health risks associated with similar products produced by others to the extent such risks cause customers to lose confidence in the safety and quality of such products generally and, therefore, lead customers to opt for other meat options that are perceived as safe. The A(H1N1) influenza outbreak that began in late fiscal 2009 illustrates the adverse impact that can result from perceived health risks associated with the products we sell. Although the CDC and other regulatory and scientific bodies indicated that people cannot get A(H1N1) influenza from eating cooked pork or pork products, the perception of some consumers that the disease could be transmitted in that manner was the apparent cause of the temporary decline in pork consumption in late fiscal 2009 and early fiscal 2010.

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

Our manufacturing facilities and products, including the processing, packaging, storage, distribution, advertising and labeling of our products, are subject to extensive federal, state and foreign laws and regulations in the food safety area, including constant government inspections and governmental food processing controls. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. If we are found to be out of compliance with applicable laws and regulations, particularly if it relates to or compromises food safety, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have an adverse effect on our financial results. In addition, future material changes in food safety regulations could result in increased operating costs or could be required to be implemented on schedules that cannot be met without interruptions in our operations.

Environmental regulation and related litigation and commitments could have a material adverse effect on us.

Our past and present business operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to protection of the environment, including among others:

▪	the treatment and discharge of materials into the environment,

▪	the handling and disposition of manure and solid wastes and

▪	the emission of greenhouse gases.

Failure to comply with these laws and regulations or any future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity. Some requirements applicable to us may also be enforced by citizen groups or other third parties. Natural disasters, such as flooding and hurricanes, can cause the discharge of effluents or other waste into the environment, potentially resulting in our being subject to further liability claims and governmental regulation as has occurred in the past. See “Item 1. Business—Regulation” for further discussion of regulatory compliance as it relates to environmental risk. We have incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations. We also face the risk of nuisance lawsuits even if we are operating in compliance with applicable regulations. Before we acquired PSF, other nuisance suits in Missouri resulted in jury verdicts against PSF and Continental Grain Company (CGC). In the fourth quarter of fiscal 2010, a jury awarded compensatory damages totaling $11,050,000 to 15 plaintiffs in another nuisance suit. Currently, we are defending a number of additional nuisance suits with respect to farms in Missouri.  See “Item 3. Legal Proceedings—Missouri litigation.”

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

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

 As of May 2, 2010, we had:

▪	approximately $3,008.1 million of indebtedness;

▪	guarantees of up to $80.3 million for the financial obligations of certain unconsolidated joint ventures and hog farmers;

▪	guarantees of $13.5 million for leases that were transferred to JBS in connection with the sale of Smithfield Beef; and

▪
aggregate borrowing capacity available under our ABL Credit Facility totaling $707.2 million, taking into account a borrowing base adjustment of $74.9 million, no outstanding borrowings and outstanding letters of credit of $217.9 million.

Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and potential acquisitions or joint ventures. In addition, due to the volatile nature of the commodities markets, we may have to borrow significant amounts to cover any margin calls under our risk management and hedging programs. During fiscal 2010, margin deposits posted by us ranged from $(22.6) million to $233.4 million (negative amounts representing margin deposits we have received from our brokers). Our consolidated indebtedness level could significantly affect our business because:

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

Further, our debt agreements restrict the payment of dividends to shareholders and, under certain circumstances, may limit additional borrowings, investments, the acquisition or disposition of assets, mergers and consolidations, transactions with affiliates, the creation of liens and the repayment of certain debt. For example, we anticipate that, if availability under the ABL Credit Facility does not meet certain thresholds, we will be subject to financial condition maintenance tests under the ABL Credit Facility and the Rabobank Term Loan. In addition, as more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Covenants and the Incurrence Test,” the indentures relating to our senior unsecured notes preclude us from incurring certain additional indebtedness and restrict us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments when our interest coverage ratio is less than 2.0 to 1.0 (the “Incurrence Test”). As of May 2, 2010, we did not meet the Incurrence Test, and we do not expect to meet the Incurrence Test again until the second quarter of fiscal 2011 at the earliest. Failure to meet the Incurrence Test limits our flexibility in accessing the credit markets and, should this failure continue, could adversely affect our business and financial condition by, among other things, limiting our ability to obtain financing, refinance existing indebtedness when it becomes due and take advantage of corporate opportunities.

Should market conditions deteriorate, or our operating results be depressed in the future, we may have to request amendments to our covenants and restrictions. There can be no assurance that we will be able to obtain such relief should it be needed in the future. A breach of any of these covenants or restrictions could result in a default that would permit our senior lenders, including lenders under the ABL Credit Facility or the Rabobank Term Loan, the holders of our Senior Secured Notes or the holders of our senior unsecured notes, as the case may be, to declare all amounts outstanding under the ABL Credit Facility, the Rabobank Term Loan, the Senior Secured Notes or the senior unsecured notes to be due and payable, together with accrued and unpaid interest, and the commitments of the relevant senior lenders to make further extensions of credit under the ABL Credit Facility could be terminated. If we were unable to repay our indebtedness to our lenders under our secured debt, these lenders could proceed, where applicable, against the collateral securing that indebtedness, which could include substantially all of our assets. Our future ability to comply with financial covenants and other conditions, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors, including the other risks set forth in this Item 1A.

We may not be successful in implementing and executing on our hog production cost savings initiative and we can provide no assurance in the expected profitability improvements from the cost savings initiative or the pork restructuring plan.

In the fourth quarter of fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations.  The Cost Savings Initiative includes a number of undertakings designed to improve operating efficiencies and productivity.  These consist of farm reconfigurations and conversions, and termination of certain high cost, third party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities.  We can provide no assurance, however, that the Cost Savings Initiative will result in the expected profitability improvement in our Hog Production segment.

Further, in February 2009, we announced a plan to consolidate and streamline the corporate structure and manufacturing operations in our Pork segment to improve operating efficiencies and increase plant utilization. The Restructuring Plan resulted in the consolidation of several of our Pork segment business units into three large operating companies. We can provide no assurance, however, that the Restructuring Plan will result in the expected level of annual cost savings and improved pre-tax earnings.

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

We could experience financial or other setbacks if any of the businesses that we have acquired or may acquire in the future have problems of which we are not aware or liabilities that exceed expectations. See “Item 3. Legal Proceedings—Missouri Litigation” regarding lawsuits filed in Missouri against PSF and CGC by neighboring individuals largely based on the laws of nuisance, including a jury verdict for compensatory damages totaling $11,050,000 to 15 plaintiffs in fiscal 2010. Although we are continuing PSF’s vigorous defense of these claims, we cannot assure you that we will be successful, that additional nuisance claims will not arise in the future or that the reserves for this litigation will not have to be substantially increased.

Our numerous equity investments in joint ventures, partnerships and other entities, both within and outside the U.S., are periodically involved in modifying and amending their credit facilities and loan agreements. The ability of these entities to refinance or amend their facilities on a successful and satisfactory basis, and to comply with the covenants in their financing facilities, affects our assessment of the carrying value of any individual investment. As of May 2, 2010, none of our equity investments represented more than 6% of our total consolidated assets. If we determine in the future that an investment is impaired, we would be required to record a non-cash impairment charge, which could substantially affect our reported earnings in the period of such charge. In addition, any such impairment charge would negatively impact our financial ratios. See “Item 8.  Notes to Consolidated Financial Statements—Note 1: Investments” for a discussion of the accounting treatment of our equity investments.

We are subject to risks associated with our international sales and operations.

Sales to international customers accounted for approximately 22% of our net sales in fiscal 2010. We conduct foreign operations in Poland, Romania and the United Kingdom and export our products to more than 40 countries. In addition, we are engaged in joint ventures mainly in Mexico and China and have significant investments in Western Europe. As of May 2, 2010, approximately 27% of our long-lived assets were associated with our foreign operations. Because of the growing market share of U.S. pork products in the international markets, U.S. exporters are increasingly being affected by measures taken by importing countries to protect local producers.

As a result, our international sales, operations and investments are subject to various risks related to economic or political uncertainties including among others:

▪	general economic and political conditions,

▪	imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries,

▪	the closing of borders by foreign countries to the import of our products due to animal disease or other perceived health or safety issues,

▪	difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex domestic and international laws, treaties and regulations,

▪	different regulatory structures and unexpected changes in regulatory environments,

▪	tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation,

▪	potentially negative consequences from changes in tax laws, and

▪	distribution costs, disruptions in shipping or reduced availability of freight transportation.

Furthermore, our foreign operations are subject to the risks described above as well as additional risks and uncertainties including among others:

▪	fluctuations in currency values, which have affected, among other things, the costs of our investments in foreign operations,

▪	translation of foreign currencies into U.S. dollars, and

▪	foreign currency exchange controls.

Negative consequences relating to these risks and uncertainties could jeopardize or limit our ability to transact business in one or more of those markets where we operate or in other developing markets and could adversely affect our financial results.

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

As of May 2, 2010, we had approximately 48,000 employees, 27,500 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability, retention and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. Further, employee shortages can and do occur, particularly in rural areas where some of our operations are located. Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our plants and with the negotiation of new collective bargaining agreements. If we fail to maintain satisfactory relations with our employees or with the unions, we may experience labor strikes, work stoppages or other labor disputes. Negotiation of collective bargaining agreements also could result in higher ongoing labor costs. In addition, the discovery by us or governmental authorities of undocumented workers, as has occurred in the past, could result in our having to attempt to replace those workers, which could be disruptive to our operations or may be difficult to do.

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

Our ten largest customers represented approximately 29% of net sales for fiscal year 2010. We do not have long-term sales agreements (other than to certain third-party hog customers) or other contractual assurances as to future sales to these major customers. In addition, continued consolidation within the retail industry, including among supermarkets, warehouse clubs and food distributors, has resulted in an increasingly concentrated retail base and increased our credit exposure to certain customers. Our business could be materially adversely affected and suffer significant set backs in sales and operating income if our larger customers’ plans, markets, and/or financial condition should change significantly.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make judgmental assumptions about sales, operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors and to management’s judgment in applying these factors to the assessment of goodwill recoverability. Goodwill reviews are prepared using estimates of the fair value of reporting units based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or on the estimated present value of future discounted cash flows. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business and market capitalization declines. For example, at the end of the third quarter of fiscal 2009, we performed an interim test of the carrying amount of goodwill related to our U.S. hog production operations. We undertook this test due to the significant losses recently incurred in our hog production operations and decline in the market price of our common stock. We determined that the fair value of our U.S. hog production reporting unit exceeded its carrying value by more than 20 percent. Therefore goodwill was not impaired. However, these types of events and the resulting analyses could result in non-cash goodwill impairment charges in the future.

Beginning in the first quarter of fiscal 2009, our market capitalization was below our book value, which is a potential indicator of impairment. By the fourth quarter of fiscal 2010, our market capitalization once again exceeded our book value.

Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of May 2, 2010, we had $822.9 million of goodwill, which represented approximately 11% of total assets.

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

▪	impair the financial viability of our insurers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table lists our material plants and other physical properties. Based on a five day week, our weekly domestic pork slaughter capacity was 550,000 head, and our domestic packaged meats capacity was 63.4 million pounds, as of May 2, 2010. During fiscal 2010, the average weekly capacity utilization for pork slaughter and packaged meats was 95% and 84%, respectively. We believe these properties are adequate and suitable for our needs.

Location(1)	Segment	Operation
Smithfield Packing Plant Bladen County, North Carolina	Pork	Slaughtering and cutting hogs; production of boneless hams and loins

Smithfield Packing Plant Smithfield, Virginia	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, sausage, bone-in and boneless cooked and smoked hams and picnics

Smithfield Packing Plant Kinston, North Carolina	Pork	Production of boneless cooked hams, deli hams and sliced deli products

Smithfield Packing Plant Clinton, North Carolina	Pork	Slaughtering and cutting hogs; fresh pork

Smithfield Packing Plant(2) Landover, Maryland	Pork	Production of smoked ham products

Smithfield Packing Plant Wilson, North Carolina	Pork	Production of bacon

Smithfield Packing Plant Portsmouth, Virginia	Pork	Production of hot dogs and luncheon meats

John Morrell Plant Sioux Falls, South Dakota	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, hot dogs, luncheon meats, smoked and canned hams and packaged lard

John Morrell Plant Springdale, OH	Pork	Production of hot dogs and luncheon meats

Curly’s Foods, Inc. Plant (operated by John Morrell) Sioux City, Iowa	Pork	Production of raw and cooked ribs and other BBQ items

Armour-Eckrich Meats (operated by John Morrell) St. Charles, Illinois	Pork	Production of bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Omaha, Nebraska	Pork	Production of bulk and sliced dry sausages and prosciutto ham

Armour-Eckrich Meats (operated by John Morrell) Peru, Indiana	Pork	Production of pre-cooked bacon

Armour-Eckrich Meats (operated by John Morrell) Junction City, Kansas	Pork	Production of smoked sausage

Armour-Eckrich Meats (operated by John Morrell) Mason City, Iowa	Pork	Production of boneless bulk and sliced ham products and cooked ribs

Armour-Eckrich Meats (operated by John Morrell) St. James, Minnesota	Pork	Production of sliced luncheon meats

Location(1)	Segment	Operation
Farmland Plant Crete, Nebraska	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Monmouth, Illinois	Pork	Slaughtering and cutting hogs; production of bacon and processed hams, extra tender and ground pork

Farmland Plant Denison, Iowa	Pork	Slaughtering and cutting hogs; production of bacon and processed hams

Farmland Plant Milan, Missouri	Pork	Slaughtering and cutting hogs; fresh pork

Farmland Plant Wichita, Kansas	Pork	Production of hot dogs and luncheon meats

Cook’s Hams Plant (operated by Farmland Foods) Lincoln, Nebraska	Pork	Production of traditional and spiral sliced smoked bone-in hams; corned beef and other smoked meat items

Cook’s Hams Plant (operated by Farmland Foods) Grayson, Kentucky	Pork	Production of spiral hams and smoked ham products

Cook’s Hams Plant (operated by Farmland Foods) Martin City, Missouri	Pork	Production of spiral hams

Patrick Cudahy Plant (operated by John Morrell) Cudahy, Wisconsin	Pork	Production of bacon, dry sausage, boneless cooked hams and refinery products

Animex Plant Szczecin, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Ilawa, Poland	International	Production of fresh meat and packaged products

Animex Plant Starachowice, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Elk, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Morliny, Poland	International	Production of packaged and other pork and beef products

Smithfield ProdPlants Timisoara, Romania	International	Deboning, slaughtering and rendering hogs

Corporate Headquarters Smithfield, Virginia	Corporate	Management and administrative support services for other segments

(1)	Substantially all of our Pork segment facilities are pledged as collateral under the ABL Credit Facility.
(2)	Facility is leased.

The Hog Production segment owns and leases numerous hog production and grain storage facilities as well as feedmills, mainly in North Carolina, Utah and Virginia, with additional facilities in Oklahoma, Colorado, Texas, Iowa, Illinois, South Carolina, Missouri, Poland and Romania. A substantial number of these owned facilities are pledged under our ABL Credit Facility.

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

MISSOURI LITIGATION

PSF is a wholly-owned subsidiary that we acquired on May 7, 2007 when a wholly-owned subsidiary of ours merged with and into PSF. As a result of our acquisition of PSF and through other separate acquisitions by CGC of our common stock, CGC beneficially owned approximately 7.7% of our common stock as of May 2, 2010.

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

On March 4, 2010, a jury trial involving 15 plaintiffs who live near Homan farm resulted in a jury verdict of compensatory damages for the plaintiffs for a total of $11,050,000. Thirteen of the Homan farm plaintiffs received damages in the amount of $825,000 each.  One of the plaintiffs received damages in the amount of $250,000, while another plaintiff received $75,000. On May 24, 2010, the court denied defendants’ Motion for Judgment Notwithstanding the Verdict and Motion for New Trial or, in the Alternative, Motion for Remittitur. On June 2, 2010, the defendants filed their Notice of Appeal. The Company believes that there are substantial grounds for reversal of the verdict on appeal.  Pursuant to a pre-existing arrangement, PSF is obligated to indemnify CGC for certain liabilities, if any, resulting from the Missouri litigation, including any liabilities resulting from the foregoing verdict.

The court previously scheduled the next Adwell trial, which will resolve the claims of up to 28 plaintiffs who live near Scott Colby farm, to commence on January 31, 2011. However, on April 27, 2010, defendants filed a Motion for Separate Trials seeking deconsolidation of the remaining Adwell plaintiffs’ claims. Plaintiffs have opposed the motion, which is currently pending before the court.

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

In May 2004, two additional nuisance suits were filed in the Circuit Court of Daviess County, Missouri entitled Vernon Hanes, et al. v. PSF, et al. and Steve Hanes, et al. v. PSF, et al. Plaintiffs in the Vernon Hanes case allege nuisance, negligence, violation of civil rights, and negligence of contractor. In addition, plaintiffs in both the Vernon and Steve Hanes cases assert personal injury and property damage claims. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees, as well as injunctive relief. On March 28, 2008, plaintiffs in the Vernon Hanes case voluntarily dismissed all claims without prejudice. A new petition was filed by the Vernon Hanes plaintiffs on April 14, 2008, alleging nuisance, negligence and trespass against six defendants, including us. The Vernon Hanes case was transferred to DeKalb County and has been set for trial to commence on August 2, 2010.

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

Following the initial transfers, plaintiffs filed motions to transfer each of the cases back to Jackson County. Those motions were denied in all nine cases, but seven cases were transferred to neighboring counties pursuant to Missouri’s venue rules. Following all transfers, Herrold cases were pending in Chariton, Clark, DeKalb, Harrison, Jackson, Linn, and Nodaway counties. Plaintiffs agreed to file Amended Petitions in all cases except Jackson County; however, Amended Petitions have been filed in only Chariton, Clark, Harrison, Linn and Nodaway counties. In the Amended Petitions filed in Chariton on April 30, 2010 and in Linn on May 13, 2010, plaintiffs added claims of negligence and also claim that defendants are liable for the alleged negligence of several contract grower farms. Pursuant to notices of dismissal filed by plaintiffs on January 6, February 23 and April 10, 2009, all cases in Nodaway County have been dismissed. Discovery is now proceeding in the remaining cases where Amended Petitions have been filed.

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

In July 2008, the same lawyers who filed the Adwell, Bounds, Herrold, Torrey and Cooper lawsuits filed a nuisance lawsuit entitled John Arnold, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Daviess County, Missouri. The Company, two of our subsidiaries, PSF and KC2 Real Estate LLC, CGC, and one employee were all named as defendants. There were three plaintiffs in the lawsuit, who are residents of Daviess County and who claimed to live near swine farms owned or operated by defendants. Plaintiffs alleged that odors from these farms cause nuisances that interfere with the use and enjoyment of their properties. On April 20, 2009, plaintiffs voluntarily dismissed this case without prejudice.  Plaintiffs refiled the case on April 20, 2010.

We believe we have good defenses to all of the actions described above and intend to defend vigorously these suits.

SOUDERTON FACILITY

Our former Souderton facility, which is now owned by JBS Souderton, Inc., a wholly-owned subsidiary of JBS Packerland, Inc. (collectively JBS Packerland), previously experienced wastewater releases and an operational upset while owned by us. These incidents are the subject of a civil Clean Water Act enforcement proceeding led by the U.S. Environmental Protection Agency, with involvement by Pennsylvania Department of Environmental Protection and Pennsylvania Fish & Boat Commission. One of these incidents is also the subject of a criminal Clean Water Act investigation. Under the terms of sale of the facility (and the rest of Smithfield Beef) to JBS Packerland in October 2008 (fiscal 2009), we have indemnification obligations to JBS Packerland for specified losses related to these pre-closing incidents. We have remained active in the government proceedings and have cooperated in good faith to negotiate a civil consent decree that we expect will resolve the federal and state civil allegations without any admission of liability. The proposed decree, which was lodged for public comment on June 16, 2010, includes an aggregate $2.0 million fine against JBS Packerland, as well as other capital expenditures to be incurred by JBS Packerland. We believe that the decree is comprehensive and protective, builds on the other environmental enhancements implemented during our period of ownership and obviates the need for further civil litigation. At this time, we believe that our indemnification obligations will not have a material adverse effect on our financial position or results of operations and that we are adequately reserved. If the civil settlement becomes effective and criminal enforcement is declined as we anticipate, we believe that our ultimate liability associated with these incidents will be $2.9 million of the fine and capital expenditures in the aggregate.

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

JOHN MORRELL/PATRICK CUDAHY FACILITY

On January 14, 2010, the State of Wisconsin’s Department of Natural Resources issued a notification to Patrick Cudahy advising that the Department referred the facility to Wisconsin’s Department of Justice for enforcement.  The referral alleges that the facility violated its air management permits by failing to obtain an approved NOx plan and to submit various reports in a timely manner.  We are negotiating a civil consent decree that we expect to resolve the allegations.  We believe that such decree would obviate the need for litigation.  While we could receive monetary penalties, management believes that any ultimate liability with respect to these matters will not have a material adverse effect on our financial position or operations.

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the name and age, position and business experience during the past five years of each of our executive officers. The board of directors elects executive officers to hold office until the next annual meeting of the board of directors, until their successors are elected or until their resignation or removal.

Name and Age	Position	Business Experience During Past Five Years
C. Larry Pope (55)	President and Chief Executive Officer	Mr. Pope was elected President and Chief Executive Officer in June 2006, effective September 1, 2006. Mr. Pope served as President and Chief Operating Officer from October 2001 to September 2006.

Richard J. M. Poulson (71)	Executive Vice President	Mr. Poulson was elected Executive Vice President in October 2001.

Robert W. Manly, IV (57)	Executive Vice President and Chief Financial Officer
Mr. Manly was elected Executive Vice President in August 2006 and was named to the additional position of Chief Financial Officer, effective July 1, 2008. He also served as Interim Chief Financial Officer from January 2007 to June 2007. Prior to August 2006, he was President since October 1996 and Chief Operating Officer since June 2005 of PSF.

Joseph W. Luter, IV (45)	Executive Vice President
Mr. Luter was elected Executive Vice President in April 2008 concentrating on sales and marketing. He served as President of Smithfield Packing from November 2004 to April 2008. Mr. Luter served as Executive Vice President from October 2001 until November 2004. Mr. Luter is the son of Joseph W. Luter, III, Chairman of the Board of Directors.

George H. Richter (65)	President and Chief Operating Officer, Pork Group	Mr. Richter was elected President and Chief Operating Officer, Pork Group in April 2008. Mr. Richter served as President of Farmland Foods from October 2003 to April 2008.

Timothy O. Schellpeper (45)	President of Smithfield Packing
Mr. Schellpeper was elected President of Smithfield Packing in April 2008. He was Senior Vice President of Operations at Farmland Foods from August 2005 to April 2008 and Vice President of Logistics at Farmland Foods from July 2002 to August 2005.

Jerry H. Godwin (63)	President of Murphy-Brown	Mr. Godwin has served as President of Murphy-Brown since April 2001.

Joseph B. Sebring (63)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.

James C. Sbarro (50)	President of Farmland Foods
Mr. Sbarro was elected President of Farmland Foods in April 2008. Prior to April 2008, Mr. Sbarro served as Senior Vice President of Sales, Marketing, Research and Development at Farmland Foods since 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the New York Stock Exchange under the symbol “SFD”. The following table shows the high and low sales price of our common stock for each quarter of fiscal 2010 and 2009.

	2010		2009
	High	Low	High	Low
First quarter	$14.39	$8.80	$32.18	$16.61
Second quarter	14.78	11.36	26.75	11.82
Third quarter	17.62	13.20	15.15	5.40
Fourth quarter	21.48	14.70	11.95	5.55

HOLDERS

As of June 8, 2010 there were approximately 1,010 record holders of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2010 to March 1, 2010	-		n/a	n/a	2,873,430
March 2, 2010 to April 1, 2010	4,173		$18.63	n/a	2,873,430
April 2, 2010 to May 2, 2010	-		n/a	n/a	2,873,430
Total	4,173	(2)	$18.63	n/a	2,873,430

(1)
As of May 2, 2010, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005. There is no expiration date for this repurchase plan.

(2)
The purchases were made in open market transactions by Wells Fargo, as trustee, and the shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows selected consolidated financial data and other operational data for the fiscal years indicated. The financial data was derived from our audited consolidated financial statements. You should read the information in conjunction with “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years
	2010	2009	2008	2007	2006
	(in millions)
Statement of Income Data:
Sales	$11,202.6	$12,487.7	$11,351.2	$9,359.3	$8,828.1
Cost of sales	10,472.5	11,863.1	10,202.8	8,298.8	7,788.0
Gross profit	730.1	624.6	1,148.4	1,060.5	1,040.1
Selling, general and administrative expenses	705.9	798.4	813.6	686.0	620.9
Equity in (income) loss of affiliates	(38.6)	50.1	(62.0)	(48.2)	(11.5)
Operating profit (loss)	62.8	(223.9)	396.8	422.7	430.7
Interest expense	266.4	221.8	184.8	133.6	117.6
Other loss (income)	11.0	(63.5)	-	-	-
(Loss) income from continuing operations before income taxes	(214.6)	(382.2)	212.0	289.1	313.1
Income tax (benefit) expense	(113.2)	(131.3)	72.8	77.2	106.9
(Loss) income from continuing operations	(101.4)	(250.9)	139.2	211.9	206.2
Income (loss) from discontinued operations, net of tax	-	52.5	(10.3)	(45.1)	(33.5)
Net (loss) income	$(101.4)	$(198.4)	$128.9	$166.8	$172.7

(Loss) income Per Diluted Share:
Continuing operations	$(.65)	$(1.78)	$1.04	$1.89	$1.84
Discontinued operations	-	.37	(.08)	(.40)	(.30)
Net (loss) income per diluted share	$(.65)	$(1.41)	$.96	$1.49	$1.54

Weighted average diluted shares outstanding	157.1	141.1	134.2	111.9	112.0

Balance Sheet Data:
Working capital	$2,128.4	$1,497.7	$2,215.3	$1,795.3	$1,597.2
Total assets	7,708.9	7,200.2	8,867.9	6,968.6	6,177.3
Long-term debt and capital lease obligations	2,918.4	2,567.3	3,474.4	2,838.6	2,299.5
Shareholders’ equity	2,755.6	2,612.4	3,048.2	2,240.8	2,028.2

Other Operational Data:
Total hogs processed	32.9	35.2	33.9	26.7	28.5
Packaged meats sales (pounds)	3,238.0	3,450.6	3,363.4	3,073.8	2,703.8
Fresh pork sales (pounds)	4,289.9	4,702.0	4,356.7	3,389.0	3,796.9
Total hogs sold	19.3	20.4	20.2	14.6	15.0

Notes to Selected Financial Data:

Fiscal 2010

▪	Includes $34.1 million of impairment charges related to certain hog farms.

▪	Includes restructuring and impairment charges totaling $17.3 million related to the Pork segment restructuring plan (the Restructuring Plan).

▪	Includes $13.1 million of impairment and severance costs primarily related to the Sioux City plant closure.

▪	Includes $11.0 million of charges for the write-off of amendment fees and costs associated with the U.S. Credit Facility and the Euro Credit Facility.

▪	Includes $9.1 million of charges related to the Cost Savings Initiative.

Fiscal 2009

▪	Fiscal 2009 was a 53 week year.

▪	Includes a pre-tax write-down of assets and other restructuring charges totaling $88.2 million related to the Restructuring Plan.

▪	Includes a $56.0 million pre-tax gain on the sale of Groupe Smithfield.

▪	Includes a $54.3 million gain on the sale of Smithfield Beef, net of tax of $45.4 million (discontinued operations).

▪	Includes charges related to inventory write-downs totaling $25.8 million.

Fiscal 2008

▪	Includes a pre-tax impairment charge on our shuttered Kinston, North Carolina plant of $8.0 million.

▪	Includes a loss on the disposal of the assets of Smithfield Bioenergy, LLC (SBE) of $9.6 million, net of tax of $5.4 million (discontinued operations).

▪	Includes pre-tax inventory write-down and disposal costs of $13.0 million associated with outbreaks of classical swine fever (CSF) in Romania.

Fiscal 2007

▪	Includes a loss on the sale of Quik-to-Fix of $12.1 million, net of tax of $7.1 million (discontinued operations).

Fiscal 2006

▪	Includes $26.3 million in pre-tax plant closure charges related to our east coast restructuring plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following information in conjunction with the audited consolidated financial statements and the related notes in “Item 8. Financial Statements and Supplementary Data.”

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest April 30. Fiscal 2010 and fiscal 2008 consisted of 52 weeks. Fiscal 2009 consisted of 53 weeks. Unless otherwise stated, the amounts presented in the following discussion are based on continuing operations for all fiscal periods included. Certain prior year amounts have been reclassified to conform to current year presentations.

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

 We conduct our operations through five reporting segments: Pork, International, Hog Production, Other and Corporate. Each segment is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, as well as our interests in meat processing operations, mainly in Western Europe and Mexico. The Hog Production segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations and our 49% interest in Butterball. Through the first quarter of fiscal 2010, this segment also included our live cattle operations. The Corporate segment provides management and administrative services to support our other segments.

Fiscal 2010 Summary

Net loss was $101.4 million, or $.65 per diluted share, in fiscal 2010, compared to net loss of $198.4 million, or $1.41 per diluted share, in fiscal 2009. The following significant factors impacted fiscal 2010 results compared to fiscal 2009:

▪
Pork segment operating profit increased $143.5 million reflecting lower hog costs and a $54.3 million decline in restructuring and impairment charges. The effect of the year-over-year improvement was partially offset by lower average unit selling prices and lower sales volumes, attributable in part to the additional week in the prior year. Operating profits in this segment were among the highest we have ever recorded despite year-over-year volume decreases, closure of major export markets and a fresh pork environment that was depressed in the first part of the year.

▪	International segment operating profit improved on record results in Poland, earnings at CFG and foreign currency transaction gains.

▪	Hog Production segment operating results improved $60.4 million due primarily to significantly lower feed costs.

▪	Operating results in the Other segment improved $50.2 million due primarily to the elimination of losses from our former cattle operations and joint venture.

Outlook

The commodity markets affecting our business are volatile and fluctuate on a daily basis. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions, particularly in the Hog Production segment of our business. The outlook statements that follow must be viewed in this context. You should read the following outlook statements in conjuction with “Item 1A. Risk Factors.”

▪
Pork—We expect tighter hog supplies and higher live hog prices to place modest pressure on the fresh pork complex in the near term. However, we remain optimistic about our fresh pork performance moving into fiscal 2011. Newly coordinated international sales efforts are expected to drive improvements in export sales. With the opening of the Chinese and Russian markets, which were largely closed in fiscal 2010, we expect export volumes to remain solid.  Healthy levels of export demand will provide additional domestic price support and help the overall fresh pork complex.

Pricing discipline, rationalization of low margin business, lower raw material costs and the benefits of the Restructuring Plan (as defined below) pushed packaged meats profits to record highs in fiscal 2010, despite $13.4 million in charges related to the restructuring effort.  In fiscal 2011, we expect our packaged meats business will continue to be solidly profitable, notwithstanding expected increases in raw material costs associated with expected higher live hog prices. Margins may move lower, but are still expected to be strong in historical terms. We expect margins in this end of the business to average in excess of $.10 per pound.

In summary, we are optimistic about the Pork segment as we move into fiscal 2011. We expect the actions we have taken on the sales, operating and restructuring fronts will support segment profitability, even if raw material prices move moderately higher. With the Restructuring Plan largely completed, we expect to re-focus our efforts on sales and marketing initiatives designed to drive profitable top line growth.

▪
International—We are pleased with the performance of our international operations, especially in Poland where we had record profits in fiscal 2010 despite very high live hog prices. We expect our international meat operations to continue improving their operating performance as we move into fiscal 2011. We also expect to continue to see positive contributions from our investment in CFG, as defined below, as the realization of synergies associated with the merger with Groupe Smithfield begin to be more fully realized. However, CFG will be operating in an adverse environment of high unemployment and recessionary conditions across Western Europe, which may hinder its ability to produce good results.

▪
Hog Production—For the last several quarters, the swine industry in the U.S. coped with an oversupply of market hogs, spiking feed grains, unfounded fears about A(H1N1) and worldwide recessionary conditions.  Hog producers industry-wide suffered significant losses.

Finally, after a considerable and extended period of sizable losses in the hog production industry, we believe the cycle has turned and the environment is improving significantly. Modest contractions in the U.S. sow herd have contributed to tightening supplies which, in turn, has resulted in higher live hog market prices. We do not foresee significant herd expansion on the horizon, which should help stabilize prices at healthier levels than fiscal 2010. Live hog prices appear to be favorable for the foreseeable future.

For the third straight year, our own domestic hog production operations incurred losses as raising costs remained elevated relative to live hog market prices. Our domestic raising costs spiked to all-time highs in the second quarter of fiscal 2009, reaching a quarterly average of  $63/cwt. Since that time, raising costs have moderated substantially to the mid-$50’s per hundredweight. The decrease largely reflects the effect of lower feed grain costs on hog rations. While we may see some seasonal moderation, we expect raising costs will remain in the mid-$50’s per hundredweight throughout fiscal 2011. Poor grain quality in the Eastern Corn Belt will hinder further meaningful downward reductions in cost. We are taking steps to lessen the impact of the grain issue on feed conversions, including buying and blending local corn. Beyond that, we have also developed a plan, described more fully below, to improve our long-term cost structure. We expect the cost savings plan will reduce our base raising costs by approximately $2 per hundredweight. However, the plan may take several years to complete before the benefits are fully realized.

Livestock producers continue to feel the negative impacts of the current ethanol policy in the United States. Currently, it is estimated that 30% of the U.S corn crop is diverted from livestock feed and other consumer products to the ethanol industry. Although we are encouraged by the EPA’s recent announcement to delay its decision on the ethanol industry’s petition to raise the allowable ethanol blend in gasoline from 10% to 15%, we remain concerned about these proposals and their impact on the long-term profitability of livestock production in this country. If such proposals are approved, the portion of the U.S. corn crop diverted to ethanol production could increase to as much as 40%. The impact to the protein industry would be higher feed costs and, ultimately, higher food prices for consumers.

On the international front, our wholly owned live production operations in Poland and Romania performed well in fiscal 2010. Relatively high live hog prices persisted throughout Europe for most of fiscal 2010. Recently though, prices have pulled back. Recessionary pressures are expected to dampen demand amid static supplies. However, we expect downward pricing pressure to be somewhat offset by relatively cheap feed grains. Additionally, we anticipate production increases and the resultant increased utilization of farm assets, particularly in Romania, to have a positive effect on profits. Although, our wholly owned international live production operations in Poland and Romania represent only a fraction of our domestic operations, we expect continued positive contributions from this piece of the business.

▪
Other—The Other segment is comprised almost entirely of our wholly-owned turkey operations and our 49% interest in Butterball. As more fully described under "Additional Matters Affecting Liquidity—Butterball Buy/Sell Option," we have activated the buy/sell provision in our Butterball joint venture. The outcome of the buy/sell decision will dictate whether this segment will continue to be a reportable segment throughout fiscal 2011 and beyond.  If we are successful in our bid to purchase the remaining 51% interest, we will acquire control of Butterball and include 100 percent of its results from operations in our consolidated financial statements. If we sell our interest, the segment will likely cease to exist.

From an operations standpoint, we expect lower grain prices, relative to fiscal 2010, will have a favorable effect on turkey results.

RESULTS OF OPERATIONS

Significant Events Affecting Results of Operations

Pork Segment Restructuring

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  The plan included the closure of six plants, the last of which was closed in February 2010 (fiscal 2010). This restructuring is intended to make us more competitive by improving operating efficiencies and increasing plant utilization.  For fiscal 2010, we achieved our targeted cost savings and improved pre-tax earnings of $55 million in fiscal 2010, after applicable restructuring charges. We expect the benefits of the Restructuring Plan will be fully reflected in our fiscal 2011 results.

The following table summarizes the balance of accrued expenses, the cumulative expense incurred to date and the expected remaining expenses to be incurred related to the Restructuring Plan by major type of cost. All of these charges were recorded in the Pork segment.

	Accrued Balance May 3, 2009	Total Expense Fiscal 2010	Payments	Accrued Balance May 2, 2010	Cumulative Expense-to-Date	Estimated Remaining Expense
Restructuring charges:	(in millions)
Employee severance and related benefits	$11.9	$0.1	$(4.0)	$8.0	$12.4	$1.5
Other associated costs	0.5	16.7	(16.6)	0.6	18.4	4.4
Total restructuring charges	$12.4	16.8	$(20.6)	$8.6	30.8	$5.9

Impairment charges:
Property, plant and equipment		0.5			69.9
Inventory		-			4.8
Total impairment charges		0.5			74.7
Total restructuring and impairment charges		$17.3			$105.5

Hog Production Cost Savings Initiative

In the fourth quarter of fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations (the Cost Savings Initiative). The plan includes a number of undertakings designed to improve operating efficiencies and productivity. These consist of farm reconfigurations and conversions, termination of certain high cost, third party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities.

As a result of the Cost Savings Initiative, we recorded pre-tax charges totaling $9.1 million in the fourth quarter of fiscal 2010, including impairment and accelerated depreciation charges of $2.5 million and $3.8 million, respectively, as well as contract termination costs of $2.8 million. These charges were recorded in cost of sales in the Hog Production segment. The fair value of the impaired farms of $1.8 million was determined based on prices and other relevant information generated by recent market transactions for similar assets.

Certain of the activities associated with the Cost Savings Initiative are expected to occur over a two to three-year period in order to allow for the successful transformation of farms while minimizing disruption of supply. We anticipate recording additional charges over this period in the range of $30 million to $35 million primarily associated with future contract terminations. We also anticipate capital expenditures totaling approximately $86 million will be required in connection with the farm reconfigurations and other cost savings activities.

We do not believe the benefits of the Cost Savings Initiative will have any significant impact on our results of operations in fiscal 2011. Beginning in fiscal 2012, we expect a gradual improvement in profitability of our Hog Production segment. We expect that by fiscal 2014, the benefits of this initiative will be fully realized and we currently estimate profitability improvement of approximately $2 per hundredweight.

Dispositions

Smithfield Beef

In October 2008 (fiscal 2009), we completed the sale of Smithfield Beef, our beef processing and cattle feeding operation that encompassed our entire Beef segment, to a wholly-owned subsidiary of JBS S.A., a company organized and existing under the laws of Brazil (JBS), for $575.5 million in cash.

The sale included 100 percent of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), which previously was a 50/50 joint venture with Continental Grain Company (CGC). Immediately preceding the closing of the JBS transaction, we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments. As of May 2, 2010, CGC owned approximately 7.7% of our common stock.

The JBS transaction excluded substantially all live cattle inventories held by Smithfield Beef and Five Rivers as of the closing date, together with associated debt. All of the live cattle inventories were sold by the first quarter of fiscal 2010.

We recorded a pre-tax gain of approximately $99.7 million ($54.3 million net of tax) on the sale of Smithfield Beef in fiscal 2009. The results of Smithfield Beef are reported as discontinued operations, including the gain on the sale.

The following table presents sales, interest expense and net income of Smithfield Beef for the fiscal periods indicated:

	Fiscal Years
	2010	2009	2008
	(in millions)
Sales	$-	$1,699.0	$2,885.9
Interest expense	-	17.3	41.0
Net income	-	0.9	5.2

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

The following table presents sales, interest expense and net loss of SBE for the fiscal periods indicated:

	Fiscal Years
	2010	2009	2008
	(in millions)
Sales	$-	$3.8	$27.0
Interest expense	-	1.3	3.4
Net loss	-	(2.7)	(15.5)

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

The sale of Groupe Smithfield resulted in a pre-tax gain of $56.0 million, which was recognized in other (loss) income in the third quarter of fiscal 2009. The amounts presented for CFG throughout this discussion reflect the combined historical results of Groupe Smithfield and Campofrío.

Other Significant Events

Hog Farm Impairments

In fiscal 2008 and fiscal 2009, we announced that we would reduce the size of our U.S. sow herd by 10% in order to reduce the overall supply of hogs in the U.S. market.

In June 2009 (fiscal 2010), we decided to further reduce our domestic sow herd by 3%, or approximately 30,000 sows, which was accomplished by ceasing certain hog production operations and closing certain of our hog farms. In addition, in the first quarter of fiscal 2010, we began marketing certain other hog farms. As a result of these decisions, we recorded total impairment charges of $34.1 million, including an allocation of goodwill, in the first quarter of fiscal 2010 to write-down the hog farm assets to their estimated fair values. The impairment charges were recorded in cost of sales in the Hog Production segment.

Sioux City Plant Closure

In January 2010 (fiscal 2010), we announced that we would close our fresh pork processing plant located in Sioux City, Iowa. The Sioux City plant was one of our oldest and least efficient plants. The plant design severely limited our ability to produce value-added packaged meats products and maximize production throughput. A portion of the plant’s production was transferred to other nearby Smithfield plants. We closed the Sioux City plant in April 2010 (fiscal 2010).

As a result of the planned closure, we recorded charges of $13.1 million in the third quarter of fiscal 2010. These charges consisted of $3.6 million for the write-down of long-lived assets, $2.5 million of unusable inventories and $7.0 million for estimated severance benefits pursuant to contractual and ongoing benefit arrangements, of which $5.5 million were paid-out during the fourth quarter of fiscal 2010. Substantially all of these charges were recorded in cost of sales in the Pork segment. We do not expect any significant future charges associated with the plant closure.
Kinston, North Carolina Plant Closure

In March 2008 (fiscal 2008), we announced our plan to close one of our Kinston, North Carolina plants. As a result, we recorded a pre-tax impairment charge of $8.0 million in cost of sales in the Pork segment during the fourth quarter of fiscal 2008 to write-down the facility to its fair value. The plant closed in May 2008 (fiscal 2009).

Classical Swine Fever (CSF)

In August 2007 (fiscal 2008), outbreaks of CSF occurred at three of our thirty-three hog farms in Romania. In fiscal 2008, we recorded approximately $13.0 million of inventory write-downs and associated disposal costs related to these outbreaks in the Hog Production segment.

Consolidated Results of Operations

Sales and Cost of Sales

	Fiscal Years				Fiscal Years
	2010	2009	% Change		2009	2008	% Change
	(in millions)				(in millions)
Sales	$11,202.6	$12,487.7	(10	) %	$12,487.7	$11,351.2	10%
Cost of sales	10,472.5	11,863.1	(12)		11,863.1	10,202.8	16
Gross profit	$730.1	$624.6	17		$624.6	$1,148.4	(46)
Gross profit margin	7%	5%			5%	10%

The following items explain the significant changes in sales and gross profit:

2010 vs. 2009

▪	The prior year included an additional week of results, which accounted for approximately $217.2 million, or 2%, of additional sales in fiscal 2009.

▪
Excluding the effect of the additional week in the prior year, sales volumes in the Pork segment decreased 7%, mainly due to pricing discipline and the rationalization of low margin business.  Average unit selling prices in the Pork segment decreased 2%, with fresh pork decreasing 7% and packaged meats increasing 2%. These factors had the effect of decreasing consolidated sales by 7%.

▪	Foreign currency translation decreased sales by approximately $206 million, or 2%, due to a stronger U.S. dollar.

▪	Lower feed costs contributed to a 13% decline in our domestic raising costs.

▪	Domestic live hog market prices decreased 8%.

▪
Cost of sales for the current year included $72.4 million of impairment, accelerated depreciation, contract termination, severance and other restructuring charges compared to $82.3 million in the prior year.

2009 vs. 2008

▪	Fiscal 2009 consisted of 53 weeks compared to 52 in fiscal 2008, increasing sales approximately $217.2 million, or 2%.

▪
Volume increases in the Pork segment, excluding the effect of the extra week, increased sales approximately $445.0 million, or 4%. The volume increases were primarily the result of strong exports and increased customer demand.

▪	Higher fresh pork market prices in the Pork segment and substantially higher sales prices in the International segment contributed to an increase in sales of approximately $475 million, or 4%.

▪	Domestic raising costs increased to $62 per hundredweight from $50 per hundredweight in the prior year as the cost of feed and feed ingredients increased $527 million, or 36%.

▪	Domestic live hog market prices increased to $48 per hundredweight from $44 per hundredweight in the prior year, which partially offset the significant increase in our hog raising costs.

▪	Fiscal 2009 included $82.3 million of restructuring and impairment charges related to the Restructuring Plan.

Selling, General and Administrative Expenses

	Fiscal Years				Fiscal Years
	2010	2009	% Change		2009	2008	% Change
	(in millions)				(in millions)
Selling, general and administrative expenses	$705.9	$798.4	(12	) %	$798.4	$813.6	(2	) %

The following items explain the significant changes in selling, general and administrative expenses (SG&A):

2010 vs. 2009

▪	Foreign currency transaction gains in the current year were $3.8 million compared to losses of $25.0 million in the prior year, resulting in a year-over-year decrease in SG&A of $28.8 million.

▪	Advertising and marketing expenses decreased $22.8 million. The decrease is due to synergies related to the consolidation of our sales function.

▪	Improvements in the cash surrender value of company-owned life insurance policies decreased SG&A by $19.4 million.

▪	The prior year included $18.1 million of union-related litigation and settlement costs.

▪	The collection of additional farming subsidies related to our Romanian hog production operations decreased SG&A by $12.9 million.

▪	The prior year included an additional week of results, which accounted for approximately $12 million of additional SG&A in fiscal 2009.

▪
SG&A was negatively impacted by a $22.4 million increase in compensation expense which is primarily attributable to higher performance compensation due to higher operating results, as well as higher pension expenses.

2009 vs. 2008

▪	Variable compensation expense and fringe costs decreased $52.9 million in fiscal 2009.

▪	Prior year gains in foreign currency were replaced with current year losses causing an increase of $39.3 million.

Equity in (Income) Loss of Affiliates

	Fiscal Years			Fiscal Years
	2010	2009	% Change	2009	2008	% Change
	(in millions)			(in millions)
Butterball	$(18.8)	$19.5	196%	$19.5	$(23.4)	(183	) %
CFG(1)	(4.5)	5.6	180	5.6	(43.0)	(113)
Cattleco, LLC (Cattleco)	-	15.1	100	15.1	-	NM
Mexican joint ventures	(13.2)	9.8	235	9.8	4.8	(104)
All other equity method investments	(2.1)	0.1	NM	0.1	(0.4)	(125)
Equity in (income) loss of affiliates	$(38.6)	$50.1	177	$50.1	$(62.0)	(181)

(1)	Reflects the combined results of Groupe Smithfield and Campofrío.

The following items explain the significant changes in equity in (income) loss of affiliates:

2010 vs. 2009

▪
Improved results at Butterball were mainly driven by lower raw material costs as a result of lower feed prices and a modification of our live turkey transfer pricing agreement with Butterball from a cost-based pricing arrangement to a market-based pricing arrangement, as well as reduced plant operating costs due to production initiatives.

▪
Our investment in CFG was positively impacted by merger synergies and cost reduction programs. The current year included $10.4 million of debt restructuring charges at CFG and $1.3 million of charges related to CFG's discontinued Russian operation. However, the year-over-year impact of these charges was offset by $8.8 million of charges recorded in the prior year related to CFG’s discontinued Russian operation and $3.2 million of charges related to a restructuring at Groupe Smithfield.

▪
The improvements in our Mexican hog production joint ventures reflect substantially lower feed costs and foreign currency transaction gains of $3.4 million in the current year compared to foreign currency transaction losses of $7.6 million in the prior year.

▪	The prior year included $15.1 million of losses related to our former cattle joint venture, which had been completely liquidated by the fourth quarter of fiscal 2009.

2009 vs. 2008

▪	Our Butterball investment was negatively impacted by a significant increase in raw material costs.

▪
CFG’s results were negatively impacted by higher raw material costs and competitive price pressures, especially at the former Groupe Smithfield operation. In addition, prior to the merger, Campofrío’s results included operating losses and impairment charges related to its discontinued Russian operation, our share of which was $8.8 million. Also, prior to the merger, Groupe Smithfield incurred restructuring and accelerated depreciation charges in fiscal 2009 as a result of its planned closure of one of its cooked meats production facilities. Our share of those charges was $3.2 million.

▪
Fiscal 2009 results of Cattleco, a former 50/50 joint venture with CGC that sold the remaining live cattle from Five Rivers that were not sold to JBS during fiscal 2009, included a write-down of cattle inventories, our share of which was $14.5 million, due to a decline in live cattle market prices.

▪	Losses on our Mexican hog production investments increased by $5.0 million, primarily due to an increase in foreign currency transaction losses recognized by our equity method investees.

Interest Expense

	Fiscal Years			Fiscal Years
	2010	2009	% Change	2009	2008	% Change
	(in millions)			(in millions)
Interest expense	$266.4	$221.8	20%	$221.8	$184.8	20%

The following items explain the significant changes in interest expense:

2010 vs. 2009

▪
The increase in interest expense was primarily due to the issuance of higher cost debt in fiscal 2010 and the amortization of the associated debt issuance costs. The new debt instruments are more fully described under “Liquidity and Capital Resources” below. The increase in interest expense was partially offset by the effect of an additional week in the prior year.

2009 vs. 2008

▪
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

Other Loss (Income)

	Fiscal Years			Fiscal Years
	2010	2009	% Change	2009	2008	% Change
	(in millions)			(in millions)
Other loss (income)	$11.0	$(63.5)	(117)	$(63.5)	$-	NM

Other loss in fiscal 2010 consisted of $11.0 million of charges for the write-off of amendment fees and costs associated with the extinguishment of the U.S. Credit Facility and the Euro Credit Facility. The purpose of these write-offs is more fully described under “Liquidity and Capital Resources” below. Other income in fiscal 2009 consisted of a $56.0 million gain on the sale of our interest in Groupe Smithfield to Campofrio and a $7.5 million gain on the repurchase of long-term debt.

Income Tax (Benefit) Expense

	Fiscal Years
	2010	2009	2008
Income tax (benefit) expense (in millions)	$(113.2)	$(131.3)	$72.8
Effective tax rate	53%	34%	34%

The following items explain the significant changes in the effective tax rate:

2010 vs. 2009

▪

The increase in the beneficial income tax rate from 2009 to 2010 was primarily due to the Company incurring domestic losses and earning foreign profits in fiscal 2010. The domestic losses were benefited at rates that are higher than rates in which the earnings were taxed in the foreign jurisdictions.

2009 vs. 2008

▪
The effective tax rate was unchanged as an increase in deferred taxes related to the merger of Campofrío and Groupe Smithfield was offset by benefits related to foreign tax credits and the successful resolution of uncertain tax positions.

Segment Results

The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.

Pork Segment

	Fiscal Years				Fiscal Years
	2010	2009	% Change		2009	2008	% Change
	(in millions)				(in millions)
Sales:
Fresh pork(1)	$4,199.7	$4,892.2	(14	) %	$4,892.2	$4,074.2	20%
Packaged meats	5,126.6	5,558.7	(8)		5,558.7	5,553.3	-
Total	$9,326.3	$10,450.9	(11)		$10,450.9	$9,627.5	9

Operating profit:
Fresh pork(1)	$61.1	$76.1	(20	) %	$76.1	$140.8	(46	) %
Packaged meats	477.6	319.1	50		319.1	308.6	3
Total	$538.7	$395.2	36		$395.2	$449.4	(12)

Sales volume:
Fresh pork(1)			(9	) %			11%
Packaged meats			(9)				-
Total			(9)				6

Average unit selling price:
Fresh pork(1)			(7	) %			5%
Packaged meats			2				-
Total			(2)				(1)

Average domestic live hog prices(2)			(8	) %			8%

(1)	Includes by-products and rendering.

(2)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the changes in sales volume, selling prices and live hog prices presented in the table above, the following items explain the significant changes in Pork segment sales and operating profit:

2010 vs. 2009

▪	The prior year included an additional week of results, which accounted for approximately $202.0 million, or 2%, of additional sales in fiscal 2009.

▪
Excluding the effect of an additional week of results in the prior year, fresh pork and packaged meats sales volumes each decreased 7%. Sales volumes were impacted by pricing discipline and the rationalization of low margin business due to the Restructuring Plan.

▪
Operating profit in the prior year included $88.2 million of restructuring and impairment charges related to the Restructuring Plan. Of this amount, $67.0 million related to our packaged meats operations and $21.2 million related to our fresh pork operations. Operating profit in the current year included $17.3 million of restructuring and impairment charges related to the Restructuring Plan. Of this amount, $13.4 million related to our packaged meats operations and $3.9 related to our fresh pork operations.

▪	Operating profit in the prior year included $18.1 million of union-related litigation and settlement charges.

▪
Operating profit in the current year included both incremental costs and offsetting recoveries of business interruption losses related to the fire that occurred at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Incorporated (PCI), in July 2009 (fiscal 2010). We recorded $31.8 million of insurance proceeds in cost of sales in fiscal 2010, which offset the estimated business interruption losses incurred during fiscal 2010.

▪	Operating profit in the current year was negatively impacted by $13. million of impairment and severance costs related to the Sioux City plant closure.

2009 vs. 2008

▪	Fiscal 2009 consisted of 53 weeks compared to 52 weeks in fiscal 2008. The extra week increased sales approximately $202.0 million, or 2%.

▪
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

▪
Operating profit included $88.2 million in charges related to the Restructuring Plan compared to $8.0 million in charges in fiscal 2008 for the closing of one of our Kinston, North Carolina plants. $67.0 million of the Restructuring Plan charges related to our packaged meats operations and $21.2 million related to our fresh pork operations.

▪	Operating profit was positively impacted as selling, general and administrative expenses decreased $43.1 million primarily on decreases in salaries, variable compensation and related fringe costs.

▪	Transportation costs increased approximately 15% in fiscal 2009 compared to fiscal 2008 primarily due to more export shipments in fiscal 2009.

▪	Fiscal 2009 was negatively impacted by substantially higher raw material costs, which resulted in lower margins on fresh pork sales.

International Segment

	Fiscal Years				Fiscal Years
	2010	2009	% Change		2009	2008	% Change
	(in millions)				(in millions)
Sales	$1,294.7	$1,398.2	(7	) %	$1,398.2	$1,224.5	14%
Operating profit	49.5	34.9	42		34.9	76.9	(55)

Sales volume			17%				(7	) %
Average unit selling price			(21)				23

In addition to the changes in sales volume and selling prices presented in the table above, the following items explain the significant changes in International segment sales and operating profit:

2010 vs. 2009

▪
Foreign currency translation caused sales to decrease by approximately $205.9 million, or 15%, due to a stronger U.S. dollar. Excluding the impact of foreign currency translation, average unit selling prices decreased 8%.

▪	Operating profit was positively impacted by lower raw material costs.

▪	Operating profit was positively impacted by $1.4 million in foreign currency transaction gains in fiscal 2010, compared to $18.5 million in foreign currency transaction losses in the prior year.

▪
Operating profit was positively impacted by an $9.7 million improvement in equity income as CFG benefited from merger synergies and cost reduction programs. The current year included $10.4 million of debt restructuring charges at CFG and $1.3 million of charges related to CFG's discontinued Russian operation. However, the year-over-year impact of these charges was offset by $8.8 million of charges recorded in the prior year related to CFG’s discontinued Russian operation and $3.2 million of charges related to a restructuring at Groupe Smithfield.

2009 vs. 2008

▪	Fiscal 2009 sales increased $108.7 million in our Polish operations due to a shift in product mix to emphasize higher priced packaged meats.

▪	Fiscal 2009 sales increased in Romania $56.8 million, or 5%, primarily due to the full year inclusion of an acquired business in Romania.

▪
Equity income from investments decreased $48.4 million to a loss of $1.9 million in fiscal 2009 from income of $46.5 million in fiscal 2008.  The decrease was primarily at CFG whose results were negatively impacted by operating losses and impairment charges related to its discontinued Russian operation, our share of which was $8.8 million, higher raw material costs and competitive price pressures. Also, fiscal 2008 included a net gain on the sale of one of Groupe Smithfield’s plants, our share of which was $9.4 million. Additionally, prior to the merger, Groupe Smithfield incurred restructuring and accelerated depreciation charges in fiscal 2009 as a result of the planned closure of one of its cooked meats production facilities. Our share of those charges was $3.2 million.

▪	Selling, general and administrative expenses increased in fiscal 2009 primarily as a result of increased foreign currency transaction losses of $9.5 million.

Hog Production Segment

	Fiscal Years				Fiscal Years
	2010	2009	% Change		2009	2008	% Change
	(in millions)				(in millions)
Sales	$2,541.8	$2,750.9	(8	) %	$2,750.9	$2,399.3	15%
Operating loss	(460.8)	(521.2)	12		(521.2)	(98.1)	(431)

Head sold			(5	) %			4%

Average domestic live hog prices(1)			(8	) %			8%
Domestic raising costs			(13	) %			24%

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the head sold and other statistical data above, the following items explain the significant changes in Hog Production segment sales and operating profit:

2010 vs. 2009

▪	The effect of an additional week of results in the prior year decreased sales approximately $41.0 million, or 2%.

▪	Excluding the effect of the prior year additional week of results, head sold decreased 4% reflecting the impact of our sow reduction program.

▪	The decrease in domestic raising costs is primarily attributable to lower feed prices.

▪
Operating loss was positively impacted by a $24.9 million increase in equity income, which is primarily attributable to lower feed costs at our Mexican joint ventures. Equity income from our Mexican joint ventures also included $3.4 million of foreign currency transaction gains in the current year compared to $7.6 million of foreign currency transaction losses in the prior year.

▪	Operating loss was positively impacted by a $12.9 million increase in farming subsidies related to our Romanian hog production operations.

▪
Operating loss in the current year included $34.1 million of impairment charges related to certain hog farms, which are more fully explained under "Significant Events Affecting Results of Operations" above.

▪	Operating loss in the current year included $9.1 million of impairment, accelerated depreciation and contract termination charges associated with the Cost Savings Initiative.

2009 vs. 2008

▪	The additional week in fiscal 2009 contributed approximately $41.0 million of sales, or a 2% increase.

▪	Excluding the additional week of sales, head sold increased 2%.

▪
Higher grain costs adversely affected operating profit by increasing our domestic raising costs by 24%. Corn, which is the major component in our livestock feed, increased 26%. Although prices fell dramatically from the record high levels seen in the summer of 2008 (fiscal 2009), we locked in our corn needs through the end of fiscal 2009 at price levels in excess of $6 per bushel as the industry became concerned over future availability at that time.

▪	Live hog market prices in the U.S. averaged $48 per hundredweight in fiscal 2009 compared to $44 per hundredweight last year.

 Other Segment

	Fiscal Years				Fiscal Years
	2010	2009	% Change		2009	2008	% Change
	(in millions)				(in millions)
Sales	$153.3	$250.8	(39	) %	$250.8	$148.8	69%
Operating profit (loss)	3.6	(46.6)	108		(46.6)	28.2	(265)

The following items explain the significant changes in Other segment sales and operating profit:

2010 vs. 2009

▪	We sold our remaining live-cattle inventories in the first quarter of fiscal 2010, which resulted in a $41.0 million year-over-year decrease in sales.

▪	Sales volume in our turkey production operations declined 15% due to production cuts aimed at reducing the oversupply of turkeys in the market.

▪
Average unit selling prices of turkeys decreased 20% as a result of a modification to our live turkey transfer pricing agreement with Butterball in the second quarter of fiscal 2010 from a cost-based pricing arrangement to a market-based pricing arrangement. The same modification was made to the transfer pricing agreement between Butterball and our joint venture partner.

▪
We recorded income from our equity method investments of $18.5 million in the current year compared to a loss of $34.9 million in the prior year. The year-over-year change is primarily attributable to improvements in Butterball’s results, which reflect substantially lower raw material costs and $15.1 million of prior year losses from our former cattle joint venture, Cattleco, which had been completely liquidated by the fourth quarter of fiscal 2009.

2009 vs. 2008

▪	Fiscal 2009 included sales of $74.3 million from the liquidation of cattle inventories that were excluded from the JBS transaction.

▪
Sales were positively impacted by a 23% increase in the average unit selling price of our wholly-owned live turkey production operations.  The effect of sales growth on operating profit was largely offset by higher feed costs.

▪
We recorded a loss from our equity method investments of $34.9 million in fiscal 2009 compared to equity income of $23.8 million in fiscal 2008. This decline is primarily due to less favorable results at Butterball due to substantially higher raw material costs and losses incurred at Cattleco, our former 50/50 cattle feeding joint venture.  Cattleco’s fiscal 2009 results included a write-down on cattle inventories, our share of which was $14.5 million, due to a decline in live cattle market prices. Fiscal 2008 did not include any results from Cattleco.

▪	Fiscal 2009 operating profit was negatively impacted by a $4.3 million write-down of company-owned cattle that were excluded from the JBS transaction due to a decline in live cattle market prices.

Corporate Segment

	Fiscal Years			Fiscal Years
	2010	2009	% Change	2009	2008	% Change
	(in millions)			(in millions)
Operating loss	$(68.2)	$(86.2)	21%	$(86.2)	$(59.6)	(45	) %

The following items explain the significant changes in the Corporate segment’s operating loss:

2010 vs. 2009

▪	Operating loss was positively impacted by a $19.4 million increase in the cash surrender value of company-owned life insurance policies due to improvements in the equity markets.

▪
Foreign currency transaction gains were $2.0 million in the current year compared to losses of $9.3 million in the prior year, reflecting a year-over-year improvement in operating loss of $11.3 million.

▪	Operating loss was negatively impacted by a $10.3 million increase in compensation expenses primarily due to improved operating results of the Company.

2009 vs. 2008

▪	Fiscal 2009 included losses of $9.3 million on foreign currency transactions (primarily inter-company loans denominated in foreign currencies) compared to gains in fiscal 2008 of $22.2 million.

▪	Losses on company-owned life insurance policies increased approximately $12.1 million due to declines in the securities markets.

▪	Variable compensation expenses decreased $13.1 million due to lower consolidated operating results.

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

Our focus has shifted from acquisitions and capital spending to integration and debt reduction. Capital expenditures were well below depreciation expense in fiscal 2010 and are expected to be below depreciation expense in fiscal 2011.

We took a number of steps to strengthen our balance sheet during fiscal 2010, including a significant refinancing of our debt and the issuance of 22,258,790 shares of common stock.  These steps reduced our near-term debt maturities and increased our liquidity. We also significantly reduced our exposure to financial covenant maintenance risk, and we believe that the steps we took will enable us to better weather the current economic environment.

Based on the following, we believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months:

▪
As of May 2, 2010, our liquidity position exceeded $1.2 billion, comprised of $707.2 million of availability under the ABL Credit Facility (as defined below), $451.2 million in cash and cash equivalents and $56.0 million of availability under international credit lines.

▪	We generated $258.2 million of net cash flows from operating activities in fiscal 2010.

▪	We have no substantial debt obligations coming due until the first quarter of fiscal 2012.

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

Credit Facilities

	May 2, 2010
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
ABL Credit Facility	$1,000.0	$(74.9)	$(217.9)	$-	$707.2
International facilities	101.3	-	-	(45.3)	56.0
Total credit facilities	$1,101.3	$(74.9)	$(217.9)	$(45.3)	$763.2

In July 2009 (fiscal 2010), we entered into a new asset-based revolving credit agreement totaling $1.0 billion that supports short-term funding needs and letters of credit (the ABL Credit Facility), and terminated our secured revolving credit agreement (the U.S. Credit Facility), which was scheduled to expire in August 2010 (fiscal 2011). Loans made under the ABL Credit Facility will mature and the commitments thereunder will terminate in July 2012 (fiscal 2013).  However, the ABL Credit Facility will be subject to an earlier maturity if we fail to satisfy certain conditions related to the refinancing or repayment of our senior notes due 2011.  The ABL Credit Facility provides for an option, subject to certain conditions, to increase total commitments to $1.3 billion in the future.

Availability under the ABL Credit Facility is based on a percentage of certain eligible accounts receivable and eligible inventory and is reduced by certain reserves. The ABL Credit Facility requires an unused commitment fee of 1% per annum on the undrawn portion of the facility (subject to a stepdown in the event more than 50% of the commitments under the facility are utilized).

Obligations under the ABL Credit Facility are guaranteed by substantially all of our U.S. subsidiaries and are secured by a first priority lien on the ABL Collateral (as defined below). Our obligations under the ABL Credit Facility are also secured by a second-priority lien on the Non-ABL Collateral (as defined below), which secures the 2014 Notes (as defined below) and our obligations under the Rabobank Term Loan (as defined below) on a first-priority basis.

In August 2009 (fiscal 2010), we paid off the outstanding balance under our European secured revolving credit facility (the Euro Credit Facility) and cancelled the facility, which was scheduled to mature in August 2010 (fiscal 2011).

The weighted average interest rate on amounts outstanding under all of our credit facilities and credit lines as of May 2, 2010 was 5.3%.

In addition to these credit facilities, we enter into short-term uncommitted credit lines from time to time as an ordinary course financing activity.

Securities

Our shelf registration previously filed with the Securities and Exchange Commission recently expired. We expect to file a new registration statement following the filing of this Annual Report on Form 10-K, which would enable us to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for repayment of existing debt or general corporate purposes.

Cash Flows

Operating Activities

	Fiscal Years
	2010	2009	2008
	(in millions)
Net cash flows from operating activities	$258.2	$269.9	$9.6

The following items explain the significant changes in cash flows from operating activities over the past three fiscal years:

2010 vs. 2009

▪	Cash received from customers decreased significantly due to lower sales volumes and fresh pork market prices.

▪	Cash paid for the settlement of derivative contracts and for margin requirements increased $130.8 million.

▪	Cash paid to outside hog suppliers decreased as average live hog market prices declined by 8%.

▪	We paid approximately $124.2 million less for grains in fiscal 2010 due to substantially lower feed prices.

▪	Cash paid for transportation and energy decreased due to significantly lower fuel prices and energy costs.

▪	We received $60.1 million of insurance proceeds in fiscal 2010, which we determined were attributable to business interruption recoveries and reimbursable costs related to the PCI fire.

▪	We received a cash dividend from CFG of $16.6 million in fiscal 2010.

2009 vs. 2008

▪	Cash received from customers increased substantially as a result of higher sale volumes and selling prices.

▪	Cash paid for grains and fuel increased as a result of higher commodity prices.

▪	Cash paid for the settlement of derivative contracts and for margin requirements was $56.0 million in fiscal 2009 compared to cash received of $188.7 million in fiscal 2008.

▪	The liquidation of company-owned cattle inventories resulted in approximately $33 million of net cash proceeds.

Investing Activities

	Fiscal Years
	2010	2009	2008
	(in millions)
Capital expenditures	$(182.7)	$(174.5)	$(460.2)
Dispositions	23.3	587.0	-
Insurance proceeds	9.9	-	-
Dividends received	5.3	56.5	-
Investments in partnerships	(1.3)	(31.7)	(6.6)
Proceeds from sale of property, plant and equipment	11.7	21.4	24.7
Business acquisitions, net of cash acquired	-	(17.4)	(41.8)
Net cash flows from investing activities	$(133.8)	$441.3	$(483.9)

The following items explain the significant investing activities for each of the past three fiscal years:

2010

▪
Dispositions included $14.2 million in proceeds from the sale of our interest in Farasia, a 50/50 Chinese joint venture, and $9.1 million in proceeds from the sale of RMH Foods, LLC, a subsidiary in the Pork segment.

▪
Capital expenditures were primarily related to the Restructuring Plan, the purchase of property and equipment previously leased and plant and hog farm improvement projects. Capital spending was reduced in fiscal 2010 due to our continued focus on driving efficiencies and debt reduction.

▪
The insurance proceeds represent the portion of total insurance proceeds received through the third quarter of fiscal 2010, which we determined are related to the destruction of property, plant and equipment due to the fire that occured at our Patrick Cudahy facility.

2009

▪	We received $575.5 million for the sale of Smithfield Beef and $11.5 million for the sale of SBE. The proceeds were used to pay down the U.S. Credit Facility and other long-term debt.

▪	Capital expenditures primarily related to plant and hog farm improvement projects. Capital spending was reduced in fiscal 2009 due to our focus on driving efficiencies and debt reduction.

▪	We received dividends of $56.5 million from the liquidation of Cattleco.

2008

▪	Capital expenditures primarily related to Romanian farm expansion, information systems, existing facility upgrades and packaged meats expansion.

▪	We paid $40.0 million in cash as part of the purchase price for the acquisition of PSF.

Financing Activities

	Fiscal Years
	2010	2009	2008
	(in millions)
Proceeds from the issuance of long-term debt	$840.4	$600.0	$505.6
Net repayments on revolving credit facilities and notes payables	(491.6)	(962.5)	378.0
Principal payments on long-term debt and capital lease obligations	(333.3)	(270.4)	(404.7)
Net proceeds from the issuance of common stock and stock option exercises	296.9	122.3	4.2
Repurchases of debt	-	(86.2)	-
Purchase of call options	-	(88.2)	-
Purchase of redeemable noncontrolling interest	(38.9)	-	-
Proceeds from the sale of warrants	-	36.7	-
Debt issuance costs and other	(64.6)	(25.2)	(5.8)
Net cash flows from financing activities	$208.9	$(673.5)	$477.3

The following items explain the significant financing activities for each of the past three fiscal years:

2010

▪
In July 2009, we issued $625 million aggregate principal amount of 10% senior secured notes at a price equal to 96.201% of their face value. In August 2009, we issued an additional $225 million aggregate principal amount of 10% senior secured notes at a price equal to 104% of their face value, plus accrued interest from July 2, 2009 to August 14, 2009. Collectively, these notes, which mature in July 2014, are referred to as the “2014 Notes.” Interest payments are due semi-annually on January 15 and July 15. The 2014 Notes are guaranteed by substantially all of our U.S. subsidiaries. The 2014 Notes are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, in substantially all of the guarantors’ real property, fixtures and equipment (collectively, the Non-ABL Collateral) and are secured by second-priority liens on cash and cash equivalents, deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom, intellectual property, and certain capital stock and interests, which secure the ABL Credit Facility on a first-priority basis (collectively, the ABL Collateral).

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

▪
We paid debt issuance costs totaling $64.6 million related to the 2014 Notes, the Rabobank Term Loan and the ABL Credit Facility. The debt issuance costs were capitalized and are being amortized into interest expense over the life of each instrument.

▪
In November 2009, the noncontrolling interest holders of Premium Pet Health, LLC (PPH), a subsidiary in our Pork segment, notified us of their intention to exercise their put option, requiring us to purchase all of their ownership interests in the subsidiary. In December 2009, we acquired the remaining 49% interest in PPH for $38.9 million. PPH is a leading protein by-product processor that supplies many of the leading pet food processors in the United States.

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

▪
In August 2008, we entered into a three-year $200.0 million term loan with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank) maturing on August 29, 2011. This term loan was replaced with the Rabobank Term Loan in July 2009 (fiscal 2010).

▪
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

2008

▪
In June 2007, we issued $500.0 million of 7.75% senior unsecured notes that mature in 2017. We used the proceeds from this issuance to repay existing indebtedness, principally on the U.S. Credit Facility.

▪	We used available funds under the former U.S. Credit Facility to redeem $125.4 million of debt assumed in our acquisition of Premium Standard Farms, Inc.

▪
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

Capitalization

	May 2, 2010	May 3, 2009
	(in millions)
10% senior secured notes, due July 2014, including discount of $20.6 million	$604.4	$-
10% senior secured notes, due July 2014, including premium of $7.8 million	232.8	-
7.00% senior unsecured notes, due August 2011, including premiums of $2.3 million and $4.1 million	602.3	604.1
7.75% senior unsecured notes, due July 2017	500.0	500.0
4.00% senior unsecured Convertible Notes, due June 2013, including discounts of $65.9 million and $82.6 million	334.1	317.4
7.75% senior unsecured notes, due May 2013	350.0	350.0
Floating rate senior secured term loan, due August 2013	200.0	-
Euro Credit Facility, terminated August 2009	-	330.3
8.00% senior unsecured notes	-	206.3
7.83% term loan	-	200.0
U.S. Credit Facility, terminated July 2009	-	109.5
8.44% senior secured note	-	30.0
7.89% senior secured notes	-	5.0
Various, interest rates from 0.00% to 9.00%, due June 2010 through March 2017	139.4	229.5
Fair-value derivative instrument adjustment	-	0.6
Total debt	2,963.0	2,882.7
Current portion	(72.2)	(319.4)
Total long-term debt	$2,890.8	$2,563.3
Total equity	$2,758.2	$2,616.5

Credit Ratings

On August 7, 2009, Standard & Poor’s Rating Services (S&P) downgraded our ‘B’ credit rating to ‘B-’. As of May 2, 2010, our credit ratings were ‘B-’ by S&P and ‘B2’ by Moody’s Investor Services (Moody’s).  Although we had no borrowings outstanding on the ABL Credit Facility, the interest expense spread that would have been applicable based on these ratings would have been 4.50%. Additionally, a further downgrade by either rating agency would not result in an increase in our interest expense spread because any borrowings would currently be subject to the maximum spread under our ratings based pricing.

Debt Covenants and the Incurrence Test

Our various debt agreements contain covenants that limit additional borrowings, acquisitions, dispositions, leasing of assets and payments of dividends to shareholders, among other restrictions.

Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test).  As of May 2, 2010, we did not meet the Incurrence Test.  Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the second quarter of fiscal 2011 at the earliest.  The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test is not a default. In addition to limiting our ability to incur additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from borrowing on the ABL Credit Facility or from refinancing existing indebtedness. Therefore we do not expect the limitations resulting from our inability to satisfy the Incurrence Test to have a material adverse effect on our business or liquidity.

Our ABL Credit Facility contains a covenant requiring us to maintain a fixed charges coverage ratio of at least 1.1 to 1.0 when the amounts available for borrowing under the ABL Credit Facility are less than the greater of $120 million or 15% of the total commitments under the facility (currently $1.0 billion). We currently are not subject to this restriction and we do not anticipate that our borrowing availability will decline below those thresholds during fiscal 2011, although there can be no assurance that this will not occur because our borrowing availability depends upon our borrowing base calculated for purposes of that facility.

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

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $80.3 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $68.3 million was outstanding as of May 2, 2010, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $13.5 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expire in February 2022.

Additional Matters Affecting Liquidity

Capital Projects

As of May 2, 2010, we had total estimated remaining capital expenditures of $42 million on approved projects.  These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities. Total capital expenditures are expected to remain below depreciation in fiscal 2011.

Group Pens

In January 2007 (fiscal 2007), we announced a ten-year program to phase out individual gestation stalls at our sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $300.0 million. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. We do not expect that the switch to penning systems at sow farms will have a material adverse effect on our operations. As a result of recent economic conditions in hog production, this program is being implemented as cash flow permits. See “Item 1. Business—Animal Welfare Program” for further details regarding this program.

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Derivative Financial Instruments” below. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During fiscal 2010, margin deposits posted by us ranged from $(22.6) million to $233.4 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with brokers during fiscal 2010 was $59.0 million. As of May 2, 2010, the net amount on deposit with brokers was $150.3 million.

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

Pension Plan Funding

Funding requirements for our pension plans are determined based on the funded status measured at the end of each year. The values of our pension obligation and related assets may fluctuate significantly, which may in turn lead to a larger under funded status in our pension plans and a higher funding requirement. We contributed $74.1 million to our pension plans in fiscal 2010. Our expected funding requirement in fiscal 2011 is $90.4 million.

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

Butterball Buy/Sell Option

In June 2010 (fiscal 2011), we announced that we have made an offer to purchase our joint venture partner’s 51% ownership interest in Butterball and our partner’s related turkey production assets for approximately $200 million. In accordance with Butterball’s operating agreement, our partner may either accept the offer to sell or be required to purchase our 49% interest and our related turkey production assets. We expect to conclude the buy/sell decision no later than September 2010 (fiscal 2011) and close before the end of the calendar year. If we are the buyer, we will be required to retire Butterball’s debt obligations totaling approximately $215 million as of May 2, 2010. Additionally, if we are the buyer, we anticipate that a significant amount of capital investment and marketing will be necessary to increase Butterball’s earnings potential. We believe our current liquidity position will be sufficient to finance this transaction. However, we will evaluate capital alternatives at the appropriate time.

Increase of Authorized Shares of Common Stock

On August 26, 2009, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 200 million to 500 million.

Contractual Obligations and Commercial Commitments

The following table provides information about our contractual obligations and commercial commitments as of May 2, 2010(1).

	Payments Due By Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in millions)
Long-term debt	$2,963.0	$72.2	$689.9	$1,678.3	$522.6
Interest	967.6	233.4	398.2	238.8	97.2
Notes payable	16.9	16.9	-	-	-
Capital lease obligations, including interest	29.9	0.2	1.2	1.1	27.4
Operating leases	197.8	45.0	63.8	39.4	49.6
Capital expenditure commitments	12.1	12.1	-	-	-
Purchase obligations:
Hog procurement(2)	3,375.9	882.9	1,144.5	901.6	446.9
Contract hog growers(3)	1,516.9	476.5	390.5	279.9	370.0
Other(4)	469.1	289.7	178.1	0.9	0.4
Total	$9,549.2	$2,028.9	$2,866.2	$3,140.0	$1,514.1

(1)	The above table does not include the cash outlays associated with the potential purchase of the remaining interest in Butterball. See "Butterball Buy/Sell Option" discussion above.

(2)
Through the Pork and International segments, we have purchase agreements with certain hog producers. Some of these arrangements obligate us to purchase all of the hogs produced by these producers. Other arrangements obligate us to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that we are obligated to purchase and the uncertainty of market prices at the time of hog purchases, we have estimated our obligations under these arrangements. For payments within the next fiscal year, the average purchase price estimated is based on available futures contract prices and internal projections adjusted for historical quality premiums. For payments beyond fiscal 2011, we estimated the market price of hogs based on the ten-year average of $.44 per pound.

(3)
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

(4)
Includes fixed price forward grain purchase contracts totaling $39.3 million. Also includes unpriced forward grain purchase contracts which, if valued as of May 2, 2010 market prices, would be $159.3 million. These forward grain contracts are accounted for as normal purchases. As a result, they are not recorded in the balance sheet. In addition, these amounts include $300.0 million, allocated at $25.0 million per year for the next twelve years, which represents our current estimated cost for our transition to group pens from gestation stalls. See "Additional Matters Affecting Liquidity -- Group Pens" above for further information regarding the status and timing of this transition.

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

Derivative instruments are recorded in the balance sheet as either assets or liabilities at fair value. For derivatives that qualify and have been designated as cash flow or fair value hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method). Under this guidance, we may elect either method of accounting for our derivative portfolio, assuming all the necessary requirements are met. We have in the past, and will in the future, avail ourselves of either acceptable method. We believe all of our derivative instruments represent economic hedges against changes in prices and rates, regardless of their designation for accounting purposes.

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

	May 2, 2010	May 3, 2009
	(in millions)
Livestock	$(122.6)	$15.6
Grains	7.1	(13.3)
Energy	(4.0)	(13.0)
Interest rates	(8.1)	(9.7)
Foreign currency	3.3	(12.9)

(1)	Negative amounts represent net liabilities

Sensitivity Analysis

The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of May 2, 2010.

	May 2, 2010	May 3, 2009
	(in millions)
Livestock	$137.2	$12.6
Grains	48.8	17.1
Energy	0.9	2.0
Interest rates	0.2	0.5
Foreign currency	5.0	15.7

The increase in the sensitivity of the fair value of our livestock contracts to a hypothetical 10% change in market prices was due to more open livestock contracts as of May 2, 2010 compared to May 3, 2009.

Commodities Risk

Our meat processing and hog production operations use various raw materials, mainly corn, lean hogs, live cattle, pork bellies, soybeans and wheat, which are actively traded on commodity exchanges. We hedge these commodities when we determine conditions are appropriate to mitigate the inherent price risks. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. Commodities underlying our derivative instruments are subject to significant price fluctuations. Any requirement to mark-to-market the positions that have not been designated or do not qualify for hedge accounting could result in volatility in our results of operations. We attempt to closely match the hedging instrument terms with the hedged item’s terms. Gains and losses resulting from our commodity derivative contracts are recorded in cost of sales for grain contracts and sales for lean hog contracts and are offset by increases and decreases in cash prices in our core business (with such increases and decreases also reflected in cost of sales). For example, in a period of rising grain prices, gains resulting from long grain derivative positions would generally be offset by higher cash prices paid to farmers and other suppliers in spot markets. However, under the “mark-to-market” method described above, these offsetting changes do not always occur in the same period, with lag times of as much as twelve months.

We discontinued the use of hedge accounting for our commodity derivatives during the third quarter of fiscal 2007 due to rising costs of compliance and the complexity associated with the application of hedge accounting. All existing commodity hedging relationships were de-designated as of January 1, 2007. We also elected not to apply hedge designations for any exchange traded commodity derivative contracts entered into between January 1, 2007 and April 27, 2008. We began applying hedge accounting again to commodity derivatives in fiscal 2009.

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

The following tables present the effects on our consolidated financial statements from our derivative instruments and related hedged items:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$(4.0)	$(201.5)	$-	$(85.4)	$(112.5)	$(29.3)	$(7.2)	$(4.6)	$-
Lean hog contracts	(22.8)	-	-	1.9	-	-	(0.5)	-	-
Interest rate contracts	(4.6)	(12.6)	-	(6.8)	(2.3)	-	-	-	-
Foreign exchange contracts	6.1	(37.5)	(1.4)	(8.0)	(21.7)	(2.6)	-	-	-
Total	$(25.3)	$(251.6)	$(1.4)	$(98.3)	$(136.5)	$(31.9)	$(7.7)	$(4.6)	$-

	Gain (Loss) Recognized in Earnings on Derivative			Gain (Loss) Recognized in Earnings on Related Hedged Item
	2010	2009	2008	2010	2009	2008
	(in millions)			(in millions)
Commodity contracts	$(36.2)	$12.8	$4.3	$32.4	$(14.0)	$(4.3)
Interest rate contracts	0.6	0.7	(3.0)	(0.6)	(0.7)	3.0
Foreign exchange contracts	3.4	-	-	(1.5)	-	-
Total	$(32.2)	$13.5	$1.3	$30.3	$(14.7)	$(1.3)

	Fiscal Years
	2010	2009	2008
	(in millions)
Commodity contracts	$(92.4)	$104.0	$236.2
Interest rate contracts	-	2.3	(7.8)
Foreign exchange contracts	(11.1)	(3.1)	(0.2)
Total	$(103.5)	$103.2	$228.2

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

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% increase in the estimates as of May 2, 2010, would result in an increase in the amount we recorded for our self-insurance liabilities of approximately $11.0 million.

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

We recorded impairment charges related to long-lived assets of $48.1 million (including $6.5 million of goodwill), $70.9 million and $11.8 million in fiscal 2010, 2009 and 2008, respectively.

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

We experienced significant losses in our hog production operations in fiscal 2010 resulting primarily from record high grain prices. The fair value estimates of our Hog Production reporting units assume normalized operating margin assumptions and improved operating efficiencies based on long-term expectations and margins historically realized in the hog production industry.

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

As of May 2, 2010, we had $822.9 million of goodwill and $389.6 million of other intangible assets. Our goodwill is included in the following segments:

▪$216.5 million – Pork

▪$136.8 million – International

▪$450.1 million – Hog Production

▪$19.5 million – Other

As a result of the first step of the 2010 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. A hypothetical 10% decrease in the estimated fair value of our reporting units would not result in a material impairment.

Beginning in the first quarter of fiscal 2009, our market capitalization was below book value. By the fourth quarter of fiscal 2010, our book value once again exceeded our market capitalization. While we considered the temporary market capitalization decline in our evaluation of fair value of goodwill, we determined it did not impact the overall goodwill impairment analysis as we believe the decline to be primarily attributed to the view by market participants of our risk of credit default, the current status of the hog production cycle, and overall negative market conditions as a result of the credit crisis and the ongoing recession. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other intangible assets. However, we could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a decline in market capitalization. For example, in fiscal 2009, we performed an interim test of the carrying amount of goodwill related to our U.S. hog production operations due to significant losses incurred in our hog production operations, the deteriorating macro-economic environment, the continued market volatility and the decrease in our market capitalization.

Our fiscal 2010 other intangible asset impairment analysis did not result in an impairment charge. A hypothetical 10% decrease in the estimated fair value of our intangible assets would not result in a material impairment.

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

We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. This analysis is performed in accordance with the applicable FASB issued accounting guidance.

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

Our analysis of unrecognized tax benefits contain uncertainties based on judgment used to apply the more likely than not recognition and measurement thresholds.

We do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our recorded liabilities, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement may require use of our cash and result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement could be recognized as a reduction in our effective tax rate in the period of resolution.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Pension Accounting

We provide the majority of our U.S. employees with pension benefits. We account for our pension plans in accordance with accounting guidance issued by the FASB, which requires us to recognize the funded status of our pension plans in our consolidated balance sheets and to recognize, as a component of other comprehensive income (loss), the gains or losses and prior service costs or credits that arise during the period, but are not recognized in net periodic benefit cost.

We use an independent third-party actuary to assist in the determination of our pension obligation and related costs.

Our pension plan funding policy is to contribute the minimum amount required under government regulations. We funded $74.1 million, $53.8 million and $47.8 million to our pension plans during fiscal 2010, 2009 and 2008, respectively. We expect to fund at least $90.4 million in fiscal 2011.

The measurement of our pension obligation and costs is dependent on a variety of assumptions regarding future events. The key assumptions we use include discount rates, salary growth, retirement ages/mortality rates and the expected return on plan assets.

These assumptions may have an effect on the amount and timing of future contributions. The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match our expected benefit payment stream. The salary growth assumption reflects our long-term actual experience, the near-term outlook and assumed inflation. Retirement rates are based primarily on actual plan experience. Mortality rates are based on mandated mortality tables, which have flexibility to consider industry specific groups, such as blue collar or white collar. The expected return on plan assets reflects asset allocations, investment strategy and historical returns of the asset categories. The effects of actual results differing from these assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

The following weighted average assumptions were used to determine our benefit obligation and net benefit cost for fiscal 2010:

▪8.25% – Discount rate to determine net benefit cost

▪6.00% – Discount rate to determine pension
         benefit obligation

▪8.25% – Expected return on plan assets

▪4.00% – Salary growth

If actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. For example, the discount rate used to measure our projected benefit obligation decreased from 8.25% as of May 3, 2009 to 6.00% as of May 2, 2010, which is the primary cause for an increased expected net pension cost of $82.0 million in fiscal 2011.

An additional 0.50% decrease in the discount rate would have caused a decrease in funded status of $86.7 million as of May 2, 2010, and would result in additional net pension cost of $7.3 million in fiscal 2011.

A 0.50% decrease in expected return on plan assets would result in a $4.0 million increase in net pension cost in fiscal 2010.

In addition to higher net pension cost, a significant decrease in the funded status of our pension plans caused by either a devaluation of plan assets or a decline in the discount rate would result in higher pension funding requirements. The increased funding requirement in fiscal 2011 is a result of the economic downturn in 2008, which resulted in poor asset performance.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Smithfield Foods, Inc.

We have audited Smithfield Foods, Inc. and subsidiaries’ internal control over financial reporting as of May 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smithfield Foods, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Smithfield Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 2, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of May 2, 2010 and May 3, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended May 2, 2010 and our report dated June 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

June 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Smithfield Foods, Inc.

We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of May 2, 2010 and May 3, 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithfield Foods, Inc. and subsidiaries at May 2, 2010 and May 3, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2010 the Company changed its method for accounting for convertible debt instruments with the adoption of the guidance originally issued in the accounting provisions of Financial Accounting Standards Board (FASB) Staff Position ABP 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (codified in FASB ASC Topic 470, Debt) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Smithfield Foods, Inc. and subsidiaries’ internal control over financial reporting as of May 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

June 18, 2010

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
 .

	Fiscal Years
	2010	2009	2008
Sales	$11,202.6	$12,487.7	$11,351.2
Cost of sales	10,472.5	11,863.1	10,202.8
Gross profit	730.1	624.6	1,148.4
Selling, general and administrative expenses	705.9	798.4	813.6
Equity in (income) loss of affiliates	(38.6)	50.1	(62.0)
Operating profit (loss)	62.8	(223.9)	396.8
Interest expense	266.4	221.8	184.8
Other loss (income)	11.0	(63.5)	-
(Loss) income from continuing operations before income taxes	(214.6)	(382.2)	212.0
Income tax (benefit) expense	(113.2)	(131.3)	72.8
(Loss) income from continuing operations	(101.4)	(250.9)	139.2
Income (loss) from discontinued operations, net of tax of $44.3 and $(2.4)	-	52.5	(10.3)
Net (loss) income	$(101.4)	$(198.4)	$128.9

(Loss) income per basic and diluted common share:
Continuing operations	$(.65)	$(1.78)	$1.04
Discontinued operations	-	.37	(.08)
Net (loss) income per basic common share	$(.65)	$(1.41)	$.96
Weighted average shares:
Weighted average basic shares	157.1	141.1	133.9
Effect of dilutive stock options	-	-	0.3
Weighted average diluted shares	157.1	141.1	134.2

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	May 2, 2010	May 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$451.2	$119.0
Accounts receivable, net of allowances of $8.1 and $9.9	621.5	595.2
Inventories	1,860.0	1,896.1
Prepaid expenses and other current assets	387.6	174.2
Total current assets	3,320.3	2,784.5

Property, plant and equipment, net	2,358.7	2,443.0
Goodwill	822.9	820.0
Investments	625.0	601.6
Intangible assets, net	389.6	392.2
Other assets	192.4	158.9
Total assets	$7,708.9	$7,200.2

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$16.9	$17.5
Current portion of long-term debt and capital lease obligations	72.8	320.8
Accounts payable	383.8	390.2
Accrued expenses and other current liabilities	718.4	558.3
Total current liabilities	1,191.9	1,286.8

Long-term debt and capital lease obligations	2,918.4	2,567.3
Pension obligations	496.0	340.5
Other liabilities	342.4	375.0

Redeemable noncontrolling interests	2.0	14.1

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	-	-
Common stock, $.50 par value, 500,000,000 authorized shares; 165,995,732 and 143,576,842 issued and outstanding	83.0	71.8
Additional paid-in capital	1,626.9	1,353.8
Stock held in trust	(65.5)	(64.8)
Retained earnings	1,538.7	1,640.1
Accumulated other comprehensive loss	(427.5)	(388.5)
Total shareholders’ equity	2,755.6	2,612.4
Noncontrolling interests	2.6	4.1
Total equity	2,758.2	2,616.5
Total liabilities and equity	$7,708.9	$7,200.2

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Years
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(101.4)	$(198.4)	$128.9
Adjustments to reconcile net cash flows from operating activities:
(Income) loss from discontinued operations, net of tax	-	(52.5)	10.3
Equity in (income) loss of affiliates	(38.6)	50.1	(62.0)
Depreciation and amortization	242.3	270.5	264.2
Deferred income taxes	35.3	(98.6)	86.4
Impairment of assets	51.3	81.8	11.8
Loss on sale of property, plant and equipment	22.7	8.0	16.5
Gain on sale of investments	(4.5)	(58.0)	-
Changes in operating assets and liabilities and other, net:
Accounts receivable	(12.6)	53.9	(59.4)
Inventories	46.5	225.6	(425.4)
Prepaid expenses and other current assets	(209.6)	(66.5)	88.4
Accounts payable	(12.6)	(91.7)	91.3
Accrued expenses and other current liabilities	160.3	13.1	(91.4)
Other	79.1	132.6	(50.0)
Net cash flows from operating activities	258.2	269.9	9.6

Cash flows from investing activities:
Capital expenditures	(182.7)	(174.5)	(460.2)
Dispositions	23.3	587.0	-
Insurance proceeds	9.9	-	-
Dividends received	5.3	56.5	-
Investments in partnerships	(1.3)	(31.7)	(6.6)
Proceeds from sale of property, plant and equipment	11.7	21.4	24.7
Business acquisitions, net of cash acquired	-	(17.4)	(41.8)
Net cash flows from investing activities	(133.8)	441.3	(483.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	840.4	600.0	505.6
Net repayments on revolving credit facilities and notes payables	(491.6)	(962.5)	378.0
Principal payments on long-term debt and capital lease obligations	(333.3)	(270.4)	(404.7)
Net proceeds from the issuance of common stock and stock option exercises	296.9	122.3	4.2
Repurchases of debt	-	(86.2)	-
Purchase of call options	-	(88.2)	-
Purchase of redeemable noncontrolling interest	(38.9)	-	-
Proceeds from the sale of warrants	-	36.7	-
Debt issuance costs and other	(64.6)	(25.2)	(5.8)
Net cash flows from financing activities	208.9	(673.5)	477.3

Cash flows from discontinued operations:
Net cash flows from operating activities	-	34.7	4.4
Net cash flows from investing activities	-	(7.0)	(8.2)
Net cash flows from financing activities	-	(0.8)	-
Net cash flows from discontinued operations activities	-	26.9	(3.8)

Effect of foreign exchange rate changes on cash	(1.1)	(2.9)	0.3
Net change in cash and cash equivalents	332.2	61.7	(0.5)
Cash and cash equivalents at beginning of period	119.0	57.3	57.8
Cash and cash equivalents at end of period	$451.2	$119.0	$57.3

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-in Capital	Stock Held in Trust	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity

Balance at April 29, 2007	112.4	$56.2	$510.1	$(52.5)	$1,724.8	$2.2	$2,240.8	$3.5	$2,244.3
Common stock issued	21.7	10.8	609.4	-	-	-	620.2	-	620.2
Exercise of stock options	0.3	0.2	2.7	-	-	-	2.9	-	2.9
Stock compensation expense	-	-	2.0	-	-	-	2.0	-	2.0
Tax benefit of stock option exercises	-	-	1.3	-	-	-	1.3	-	1.3
Equity method investee acquisitions of treasury shares	-	-	4.7	-	-	-	4.7	-	4.7
Purchase of stock for trust	-	-	-	(0.6)	-	-	(0.6)	-	(0.6)
Adoption of new accounting guidance on income tax	-	-	-	-	(15.2)	-	(15.2)	-	(15.2)
Change in ownership of noncontrolling interest	-	-	-	-	-	-	-	2.5	2.5
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(0.4)	(0.4)
Comprehensive income (loss):
Net income (loss)	-	-	-	-	128.9	-	128.9	-	128.9
Hedge accounting	-	-	-	-	-	(18.5)	(18.5)	-	(18.5)
Pension accounting	-	-	-	-	-	(4.0)	(4.0)	-	(4.0)
Foreign currency translation	-	-	-	-	-	85.7	85.7	-	85.7
Total comprehensive income (loss)	-	-	-	-	128.9	63.2	192.1	-	192.1
Balance at April 27, 2008	134.4	67.2	1,130.2	(53.1)	1,838.5	65.4	3,048.2	5.6	3,053.8

Common stock issued	9.2	4.6	177.7	-	-	-	182.3	-	182.3
Exercise of stock options	-	-	0.2	-	-	-	0.2	-	0.2
Stock compensation expense	-	-	3.8	-	-	-	3.8	-	3.8
Sale of warrants	-	-	36.7	-	-	-	36.7	-	36.7
Purchase of call options	-	-	(53.9)	-	-	-	(53.9)	-	(53.9)
Adoption of new accounting guidance on convertible debt	-	-	59.1	-	-	-	59.1	-	59.1
Purchase of stock for trust	-	-	-	(0.6)	-	-	(0.6)	-	(0.6)
Purchase of stock for supplemental employee retirement plan	-	-	-	(11.1)	-	-	(11.1)	-	(11.1)
Change in ownership of noncontrolling interest	-	-	-	-	-	-	-	(0.8)	(0.8)
Comprehensive income (loss):
Net income (loss)	-	-	-	-	(198.4)	-	(198.4)	(0.7)	(199.1)
Hedge accounting	-	-	-	-	-	(72.0)	(72.0)	-	(72.0)
Pension accounting	-	-	-	-	-	(121.9)	(121.9)	-	(121.9)
Foreign currency translation	-	-	-	-	-	(260.0)	(260.0)	-	(260.0)
Total comprehensive income (loss)	-	-	-	-	(198.4)	(453.9)	(652.3)	(0.7)	(653.0)
Balance at May 3, 2009	143.6	71.8	1,353.8	(64.8)	1,640.1	(388.5)	2,612.4	4.1	2,616.5

Common stock issued	22.2	11.1	283.7	-	-	-	294.8	-	294.8
Exercise of stock options	0.2	0.1	2.0	-	-	-	2.1	-	2.1
Stock compensation expense	-	-	6.6	-	-	-	6.6	-	6.6
Adjustment for redeemable noncontrolling interest	-	-	(19.4)	-	-	-	(19.4)	-	(19.4)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(1.6)	(1.6)
Purchase of stock for trust	-	-	-	(0.7)	-	-	(0.7)	-	(0.7)
Other	-	-	0.2	-	-	-	0.2	-	0.2
Comprehensive income (loss):
Net income (loss)	-	-	-	-	(101.4)	-	(101.4)	0.1	(101.3)
Hedge accounting	-	-	-	-	-	52.6	52.6	-	52.6
Pension accounting	-	-	-	-	-	(96.5)	(96.5)	-	(96.5)
Foreign currency translation	-	-	-	-	-	4.9	4.9	-	4.9
Total comprehensive income (loss)	-	-	-	-	(101.4)	(39.0)	(140.4)	0.1	(140.3)
Balance at May 2, 2010	166.0	$83.0	$1,626.9	$(65.5)	$1,538.7	$(427.5)	$2,755.6	$2.6	$2,758.2

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise stated, amounts presented in these notes to our consolidated financial statements are based on continuing operations for all fiscal periods included. Certain prior year amounts have been reclassified to conform to fiscal 2010 presentations.

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

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows in foreign currencies are translated into U.S. dollars using the average exchange rate over the course of the fiscal year. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. We recorded net gains on foreign currency transactions of $3.7 million in fiscal 2010, net losses on foreign currency transactions of $25.6 million in fiscal 2009 and net gains on foreign currency transactions of $13.7 million in fiscal 2008.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest April 30. Fiscal 2010 and fiscal 2008 consisted of 52 weeks. Fiscal 2009 consisted of 53 weeks.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents included $325.4 million and $4.6 million of money market funds as of May 2, 2010 and May 3, 2009, respectively. The majority of our cash is concentrated in a demand deposit account. The carrying value of cash equivalents approximates market value.

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

Inventories

Fresh meat is valued at USDA market price and adjusted for the cost of further processing. Packaged meats are valued at the lower of cost or market. Costs for packaged products include meat, labor, supplies and overhead. Average costing is primarily utilized to account for fresh and packaged meat. Live hogs are generally valued at the lower of first-in, first-out cost or market or at fair value, for live hogs that are hedged. Costs include purchase costs, feed, medications, contract grower fees and other production expenses. Manufacturing supplies are principally ingredients and packaging materials.

Inventories consist of the following:

	May 2, 2010	May 3, 2009
	(in millions)
Live hogs	$853.5	$838.4
Fresh and packaged meats	786.0	789.1
Manufacturing supplies	70.5	72.7
Live cattle	-	29.8
Grains and other	150.0	166.1
Total inventories	$1,860.0	$1,896.1

In fiscal 2009, prior to the sale of Smithfield Beef, Inc. (Smithfield Beef), we recorded after-tax charges of approximately $36 million in income (loss) from discontinued operations on the write-down of cattle inventories due to a decline in live cattle market prices. Refer to Note 3—Acquisitions and Dispositions for further discussion of our sale of Smithfield Beef. Also, in fiscal 2009, we recorded pre-tax charges totaling $4.3 million in income (loss) from continuing operations in the Other segment for the write-down of cattle inventories due to a decline in live cattle market prices.  See Note 8—Investments for a discussion of inventory write-downs at our former cattle feeding joint venture. Additionally, we incurred inventory write-downs and other associated costs in the Pork segment totaling approximately $7 million in fiscal 2009.

Property, Plant and Equipment, Net

Property, plant and equipment is generally stated at historical cost, which includes the fair values of assets acquired in business combinations, and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are classified in property, plant and equipment, net and amortized over the lease term. The amortization of assets held under capital leases is included in depreciation expense. The cost of assets held under capital leases was $35.0 million and $12.8 million at May 2, 2010 and May 3, 2009, respectively. The assets held under capital leases had accumulated amortization of $1.4 million and $3.0 million, at May 2, 2010 and May 3, 2009, respectively. Depreciation expense is included as either cost of sales or selling, general and administrative expenses, as appropriate. Depreciation expense totaled $236.9 million, $264.0 million and $258.0 million in fiscal 2010, 2009 and 2008, respectively.

Interest is capitalized on property, plant and equipment over the construction period. Total interest capitalized was $2.8 million, $2.0 million and $1.7 million in fiscal 2010, 2009 and 2008, respectively.

Property, plant and equipment, net, consist of the following:

	Useful Life	May 2, 2010	May 3, 2009
	(in Years)	(in millions)
Land and improvements	0-20	$300.1	$288.1
Buildings and improvements	20-40	1,681.2	1,679.4
Machinery and equipment	5-25	1,639.7	1,617.5
Breeding stock	2	151.5	160.7
Other	3-10	168.6	125.4
Construction in progress		97.4	64.1
		4,038.5	3,935.2
Accumulated depreciation		(1,679.8)	(1,492.2)
Property, plant and equipment, net		$2,358.7	$2,443.0

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

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or sooner if impairment indicators arise. Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is estimated by applying valuation multiples and/or estimating future discounted cash flows. The selection of multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends and prospects, and industry, market and economic conditions. When estimating future discounted cash flows, we consider the assumptions that hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on our cost of capital or location-specific economic factors. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

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

Based on the results of the first step of our annual goodwill impairment tests, as of our testing date, no impairment indicators were noted for all the periods presented.

The carrying amount of goodwill includes cumulative impairment losses of $6.0 million.

Intangible assets consist of the following:

	Useful Life	May 2, 2010	May 3, 2009
	(in Years)	(in millions)
Amortized intangible assets:
Customer relations assets	15-16	$13.3	$13.3
Patents, rights and leasehold interests	5-25	12.7	12.2
Contractual relationships	22	33.1	33.1
Accumulated amortization		(17.4)	(13.9)
Amortized intangible assets, net		41.7	44.7
Unamortized intangible assets:
Trademarks	Indefinite	341.6	341.1
Permits	Indefinite	6.3	6.4
Intangible assets, net		$389.6	$392.2

The fair values of trademarks have been calculated using a royalty rate method. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are licensed in the marketplace. If the carrying value of our indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets with finite lives are reviewed for recoverability when indicators of impairment are present using estimated future undiscounted cash flows related to those assets. We have determined that no impairments of our intangible assets existed for any of the periods presented.

Amortization expense for intangible assets was $3.1 million, $2.9 million and $2.8 million in fiscal 2010, 2009 and 2008, respectively. As of May 2, 2010, the estimated amortization expense associated with our intangible assets for each of the next five fiscal years is expected to be $3.0 million.

Debt

Deferred debt issuance costs are amortized into interest expense over the terms of the related loan agreements using the effective interest method or other methods which approximate the effective interest method.

Premiums and discounts related to the issuance of debt are amortized into interest expense over the terms of the related loan agreements using the effective interest method or other methods which approximate the effective interest method.

Investments

We record our share of earnings and losses from our equity method investments in equity in (income) loss of affiliates. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated financial statements. We consider whether the fair values of any of our equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If we consider any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then a write-down of the investment would be recorded to its estimated fair value. We have determined that no write-down was necessary for all periods presented. See Note 8—Investments for further discussion.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts more likely than not to be realized.

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

Pension Accounting

We recognize the funded status of our benefit plans in the consolidated balance sheets. We also recognize as a component of accumulated other comprehensive loss, the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts will be adjusted out of accumulated other comprehensive income (loss) as they are subsequently recognized as components of net periodic benefit cost.

We measure our pension and other postretirement benefit plan obligations and related plan assets as of the last day of our fiscal year. The measurement of our pension obligations and related costs is dependent on the use of assumptions and estimates. These assumptions include discount rates, salary growth, mortality rates and expected returns on plan assets. Changes in assumptions and future investment returns could potentially have a material impact on our expenses and related funding requirements.

Derivative Financial Instruments and Hedging Activities

See Note 7—Derivative Financial Instruments for our policy.

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

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred except for certain production costs, which are expensed upon the first airing of the advertisement. Promotional sponsorship costs are expensed as the promotional events occur. Advertising costs totaled $111.3 million, $119.6 million and $119.4 million in fiscal 2010, 2009 and 2008, respectively.

Shipping and Handling Costs

Shipping and handling costs are reported as a component of cost of sales.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled $38.8 million, $52.6 million and $90.9 million in fiscal 2010, 2009 and 2008, respectively.

Net Income (Loss) per Share

We present dual computations of net income (loss) per share. The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options, during the period.

NOTE 2: ACCOUNTING CHANGES AND NEW ACCOUNTING GUIDANCE

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The new guidance is effective for interim and annual periods beginning after December 15, 2009. We adopted the new requirements in the fourth quarter of fiscal 2010.

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

In April 2009, the FASB issued new disclosure requirements about the fair value of financial instruments in interim financial statements. We adopted the new requirements in the first quarter of fiscal 2010. See Note 16—Fair Value Measurements for required disclosures.

In September 2008, the Emerging Issues Task Force (EITF) issued guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The new guidance requires retrospective application with restatement of prior periods. We adopted the new guidance in the first quarter of fiscal 2010 and determined that it had no impact on our consolidated financial statements.

In May 2008, the FASB issued new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under the new guidance, issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. We adopted the new accounting guidance in the first quarter of fiscal 2010 and applied it retrospectively to all periods presented. Refer to Note 10—Debt for further discussion of the impact of this new accounting guidance on our consolidated financial statements.

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

In December 2007, the FASB issued new accounting and reporting guidance for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than as a liability or in the mezzanine section between liabilities and equity. The new guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. We adopted the new accounting guidance in the first quarter of fiscal 2010, and are applying it prospectively, except for the consolidated condensed statements of income where income attributable to noncontrolling interests is immaterial for the periods presented. The new presentation and disclosure requirements have been applied retrospectively. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

NOTE 3: ACQUISITIONS AND DISPOSITIONS

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

Pursuant to the Agreement and Plan of Merger, PSF became a wholly-owned subsidiary as the outstanding shares of PSF common stock were exchanged for 21.7 million shares of our common stock and $40.0 million in cash. We used available funds under the U.S. Credit Facility (See Note 10—Debt) to pay for the cash portion of the consideration and to redeem the assumed debt of PSF. In determining the purchase price, we considered PSF’s strong management team and the efficiency of its hog production and pork processing operations. Because these factors do not arise from contractual or other legal rights, nor are they separable, the value attributable to these factors is included in the amount recognized as goodwill.

We recorded the fair value of contractual relationships of $33.1 million in the HP segment, $6.2 million for permits in the Hog Production and Pork segments, $3.8 million for trademarks in the Pork segment and $2.6 million for customer relationships in the Pork segment. The weighted average amortization period for the contractual relationships is 22 years. The useful lives of the permits and trademarks are indefinite. We also recorded estimated contingent liabilities related to the PSF nuisance suits, which suits are discussed in Note 18—Regulation and Contingencies. The balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed of $310.6 million was recorded as goodwill.

The acquisition of PSF was accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the date of acquisition. Had such acquisition occurred at the beginning of fiscal 2008 there would not have been a material effect on sales, net income or net income per diluted share for fiscal 2008.

Smithfield Beef, Inc. (Smithfield Beef )

In March 2008 (fiscal 2008), we entered into an agreement with JBS S.A., a company organized and existing under the laws of Brazil (JBS), to sell Smithfield Beef, our beef processing and cattle feeding operation that encompassed our entire Beef segment. In October 2008 (fiscal 2009), we completed the sale of Smithfield Beef for $575.5 million in cash.

The sale included 100 percent of Five Rivers Ranch Cattle Feeding LLC (Five Rivers), which was previously a 50/50 joint venture with Continental Grain Company (CGC). Immediately preceding the closing of the JBS transaction, we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments.

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

	Fiscal Years
	2010	2009	2008
	(in millions)
Sales	$-	$1,699.0	$2,885.9
Interest expense	-	17.3	41.0
Net income	-	0.9	5.2

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

The following table presents sales, interest expense and net loss of SBE for the fiscal periods indicated:

	Fiscal Years
	2010	2009	2008
	(in millions)
Sales	$-	$3.8	$27.0
Interest expense	-	1.3	3.4
Net loss	-	(2.7)	(15.5)

NOTE 4: IMPAIRMENT OF LONG-LIVED ASSETS

Hog Farms

In fiscal 2008 and fiscal 2009, we announced that we would reduce the size of our U.S. sow herd by 10% in order to reduce the overall supply of hogs in the U.S. market.

In June 2009 (fiscal 2010), we decided to further reduce our domestic sow herd by 3%, or approximately 30,000 sows, which was accomplished by ceasing certain hog production operations and closing certain of our hog farms. In addition, in the first quarter of fiscal 2010, we began marketing certain other hog farms. As a result of these decisions, we recorded total impairment charges of $34.1 million, including an allocation of goodwill, in the first quarter of fiscal 2010 to write-down the hog farm assets to their estimated fair values. The impairment charges were recorded in cost of sales in the Hog Production segment. These hog farm assets, which consist primarily of property, plant and equipment, were classified as held and used as of May 2, 2010. The carrying amount of these assets was $27.9 million as of May 2, 2010 and $33.1 million as of May 3, 2009.

RMH Foods, LLC (RMH)

In October 2009 (fiscal 2010), we entered into an agreement to sell substantially all of the assets of RMH, a subsidiary within the Pork segment, for $9.5 million, plus the assumption by the buyer of certain liabilities, subject to customary post-closing adjustments, including adjustments for differences in working capital at closing from agreed-upon targets. We recorded pre-tax charges totaling $3.5 million, including $0.5 million of goodwill impairment, in the Pork segment in the second quarter of fiscal 2010 to write-down the assets of RMH to their fair values. These charges were recorded in cost of sales. In December 2009 (fiscal 2010), we completed the sale of RMH for $9.1 million, plus $1.4 million of liabilities assumed by the buyer.

Sioux City, Iowa Plant

In January 2010 (fiscal 2010), we announced that we would close our fresh pork processing plant located in Sioux City, Iowa. The Sioux City plant was one of our oldest and least efficient plants. The plant design severely limited our ability to produce value-added packaged meats products and maximize production throughput. A portion of the plant’s production has been transferred to other nearby Smithfield plants. We closed the Sioux City plant in April 2010 (fiscal 2010).

As a result of the planned closure, we recorded charges of $13.1 million in the third quarter of fiscal 2010. These charges consisted of $3.6 million for the write-down of long-lived assets, $2.5 million of unusable inventories and $7.0 million for estimated severance benefits pursuant to contractual and ongoing benefit arrangements, of which $5.5 million were paid-out during the fourth quarter of fiscal 2010. Substantially all of these charges were recorded in cost of sales in the Pork segment. We do not expect any significant future charges associated with the plant closure.

Kinston, North Carolina Plant

In March 2008 (fiscal 2008), we announced our plan to close one of our Kinston, North Carolina plants. As a result, we recorded a pre-tax impairment charge of $8.0 million in cost of sales in the Pork segment during the fourth quarter of fiscal 2008 to write-down the facility to its fair value. The plant closed in May 2008 (fiscal 2009).

NOTE 5: PORK RESTRUCTURING

Pork Group Restructuring

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  This restructuring is intended to make us more competitive by improving operating efficiencies and increasing plant utilization. The Restructuring Plan includes the following primary initiatives:

▪	the closing of the following six plants, the last of which closed in February 2010 (fiscal 2010), with the transfer of production to more efficient facilities:

▪	The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield South plant in Smithfield, Virginia;

▪	Smithfield Packing’s Plant City, Florida plant;

▪	Smithfield Packing’s Elon, North Carolina plant;

▪	John Morrell & Co’s (John Morrell) Great Bend, Kansas plant;

▪	Farmland Foods, Inc.’s (Farmland Foods) New Riegel, Ohio plant; and

▪	Armour-Eckrich’s Hastings, Nebraska plant;

▪	a reduction in the number of operating companies in the Pork segment from seven to three;

▪	the merger of the fresh pork sales forces of the John Morrell and Farmland Foods business units; and

▪	the consolidation of the international sales organizations of our U.S. operating companies into one group that is responsible for exports.

As a result of the Restructuring Plan, we recorded pre-tax restructuring and impairment charges totaling $17.3 million and $88.2 million in fiscal 2010 and fiscal 2009, respectively. All of these charges were recorded in the Pork segment. The following table summarizes the balance of accrued expenses, the cumulative expense incurred to date and the expected remaining expenses to be incurred related to the Restructuring Plan by major type of cost.

	Accrued Balance May 3, 2009	Total Expense Fiscal 2010	Payments	Accrued Balance May 2, 2010	Cumulative Expense-to-Date	Estimated Remaining Expense
Restructuring charges:	(in millions)
Employee severance and related benefits	$11.9	$0.1	$(4.0)	$8.0	$12.4	$1.5
Other associated costs	0.5	16.7	(16.6)	0.6	18.4	4.4
Total restructuring charges	$12.4	16.8	$(20.6)	$8.6	30.8	$5.9

Impairment charges:
Property, plant and equipment		0.5			69.9
Inventory		-			4.8
Total impairment charges		0.5			74.7
Total restructuring and impairment charges		$17.3			$105.5

Employee severance and related benefits primarily include severance benefits and an estimated obligation for the partial withdrawal from a multiemployer pension plan. Other associated costs consist primarily of plant consolidation and plant wind-down expenses, all of which are expensed as incurred. Of the $16.8 million and $14.0 million of restructuring charges in fiscal 2010 and fiscal 2009, respectively, $12.1 million and $8.1 million was recorded in cost of sales with the remainder recorded in selling, general and administrative expenses in fiscal 2010 and fiscal 2009, respectively. Substantially all of the estimated remaining expenses are expected to be incurred by the first half of fiscal 2011.

NOTE 6: HOG PRODUCTION COST SAVINGS INITIATIVE

In the fourth quarter of fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations (the Cost Savings Initiative). The plan includes a number of undertakings designed to improve operating efficiencies and productivity. These consist of farm reconfigurations and conversions, termination of certain high cost, third party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities.

As a result of Cost Savings Initiative, we recorded pre-tax charges totaling $9.1 million in the fourth quarter of fiscal 2010, including impairment and accelerated depreciation charges of $2.5 million and $3.8 million, respectively, as well as contract termination costs of $2.8 million. These charges were recorded in cost of sales in the Hog Production segment. The fair value of the impaired farms of $1.8 million was determined based on prices and other relevant information generated by recent market transactions for similar assets.

Certain of the activities associated with the Cost Savings Initiative are expected to occur over a two to three-year period in order to allow for the successful transformation of farms while minimizing disruption of supply. We anticipate recording additional charges over this period in the range of $30 million to $35 million primarily associated with future contract terminations. We also anticipate capital expenditures totaling approximately $86 million will be required in connection with the farm reconfigurations and other cost savings activities.

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

We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of May 2, 2010, prepaid expenses and other current assets included $150.3 million representing cash on deposit with brokers to cover losses on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. We have reviewed our derivative contracts and have determined that they do not contain credit contingent features which would require us to post additional collateral if we did not maintain a credit rating equivalent to what was in place at the time the contracts were entered into.

We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, and therefore our credit risk is not significant. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of May 2, 1010, we had credit exposure of $4.5 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, our credit exposure was reduced to $3.5 million. No significant concentrations of credit risk existed as of May 2, 2010.

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

	Assets		Liabilities
	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$11.5	$10.4	$3.4	$17.7
Livestock contracts	-	-	40.8	-
Interest rate contracts	-	0.6	8.1	10.3
Foreign exchange contracts	3.0	1.4	-	14.4
Total	14.5	12.4	52.3	42.4

Derivatives using the "mark-to-market" method:
Grain contracts	5.5	10.2	6.5	16.2
Livestock contracts	5.8	21.9	87.6	6.3
Energy contracts	-	-	4.0	13.0
Foreign exchange contracts	0.5	1.7	0.2	1.6
Total	11.8	33.8	98.3	37.1
Total fair value of derivative instruments	$26.3	$46.2	$150.6	$79.5

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

During fiscal 2010, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	-	79,035,000	Bushels
Soybean meal	78,900	551,200	Tons
Lean Hogs	-	264,800,000	Pounds
Interest rate	200,000,000	200,000,000	U.S. Dollars
Foreign currency (1)	32,653,181	114,691,273	U.S. Dollars

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal years indicated:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$(4.0)	$(201.5)	$-	$(85.4)	$(112.5)	$(29.3)	$(7.2)	$(4.6)	$-
Lean hog contracts	(22.8)	-	-	1.9	-	-	(0.5)	-	-
Interest rate contracts	(4.6)	(12.6)	-	(6.8)	(2.3)	-	-	-	-
Foreign exchange contracts	6.1	(37.5)	(1.4)	(8.0)	(21.7)	(2.6)	-	-	-
Total	$(25.3)	$(251.6)	$(1.4)	$(98.3)	$(136.5)	$(31.9)	$(7.7)	$(4.6)	$-
When cash flow hedge accounting is applied, derivative gains or losses from these cash flow hedges are recognized as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for grain contracts, sales for lean hog contracts, interest expense for interest rate contracts and selling, general and administrative expenses for foreign currency contracts.

As of May 2, 2010, there were deferred net losses of $24.5 million, net of tax of $15.5 million, in accumulated other comprehensive loss. We expect to reclassify $25.2 million ($15.4 million net of tax) of the deferred net losses on closed commodity contracts into earnings in fiscal 2011.

Fair Value Hedges

We enter into derivative instruments (primarily futures contracts) that are designed to hedge changes in the fair value of live hog inventories and firm commitments to buy grains. We also enter into interest rate swaps to manage interest rate risk associated with our fixed rate borrowings. When fair value hedge accounting is applied, derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The gains or losses on the derivative instruments and the offsetting losses or gains on the related hedged items are recorded in cost of sales for commodity contracts, interest expense for interest rate contracts and selling, general and administrative expenses for foreign currency contracts.

During fiscal 2010, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	2,070,000	11,610,000	Bushels
Lean Hogs	-	726,160,000	Pounds
Interest rate	-	50,000,000	U.S. Dollars
Foreign currency (1)	16,051,549	24,836,547	U.S. Dollars

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal years indicated:

	Gain (Loss) Recognized in Earnings on Derivative			Gain (Loss) Recognized in Earnings on Related Hedged Item
	2010	2009	2008	2010	2009	2008
	(in millions)			(in millions)
Commodity contracts	$(36.2)	$12.8	$4.3	$32.4	$(14.0)	$(4.3)
Interest rate contracts	0.6	0.7	(3.0)	(0.6)	(0.7)	3.0
Foreign exchange contracts	3.4	-	-	(1.5)	-	-
Total	$(32.2)	$13.5	$1.3	$30.3	$(14.7)	$(1.3)

Mark-to-Market Method

Derivative instruments that are not designated as a hedge, that have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting, are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings. Derivative gains and losses are recorded in cost of sales for commodity contracts, interest expense for interest rate contracts and selling, general and administrative expenses for foreign currency contracts.

During fiscal 2010, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	9,000,000	1,146,200,000	Pounds
Corn	3,125,000	63,304,300	Bushels
Soybean meal	-	516,421	Tons
Soybeans	10,000	595,000	Bushels
Wheat	-	360,000	Bushels
Live cattle	-	6,000,000	Pounds
Pork bellies	-	1,920,000	Pounds
Natural gas	2,145,000	5,040,000	Million BTU
Foreign currency (1)	55,909,712	152,889,945	U.S. Dollars

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal years indicated:

	Fiscal Years
	2010	2009	2008
	(in millions)
Commodity contracts	$(92.4)	$104.0	$236.2
Interest rate contracts	-	2.3	(7.8)
Foreign exchange contracts	(11.1)	(3.1)	(0.2)
Total	$(103.5)	$103.2	$228.2

NOTE 8: INVESTMENTS

Investments consist of the following:

	Segment	% Owned	May 2, 2010	May 3, 2009
			(in millions)
Equity investment:
Campofrío Food Group (CFG)(1)	International	37%	$417.3	$417.8
Butterball, LLC (Butterball)	Other	49%	99.8	78.2
Mexican joint ventures	Various	50%	75.1	53.9
All other equity method investments	Various	Various	32.8	51.7
Total investments			$625.0	$601.6

(1)
Prior to the 3rd quarter of fiscal 2009, we owned 50% of Groupe Smithfield S.L. (Groupe Smithfield) and 24% of Campofrío Alimentación, S.A. (Campofrío).  Those entities merged in the third quarter of fiscal 2009 to form CFG, of which we own 37%.  Immediately prior to the merger, our investment in Campofrío had grown to 25%. The amounts presented for CFG throughout this Annual Report on Form 10-K represent the combined historical results of Groupe Smithfield and Campofrío. See CFG below for further discussion about the merger.

Equity in (income) loss of affiliates consists of the following:

		Fiscal Years
	Segment	2010	2009	2008
		(in millions)
Equity investment:
Butterball	Other	$(18.8)	$19.5	$(23.4)
CFG(2)	International	(4.5)	5.6	(43.0)
Cattleco, LLC (Cattleco)	Other	-	15.1	-
Mexican joint ventures	Various	(13.2)	9.8	4.8
All other equity method investments	Various	(2.1)	0.1	(0.4)
Equity in (income) loss of affiliates		$(38.6)	$50.1	$(62.0)

(2)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

The combined summarized financial information for CFG and Butterball consists of the following:

	Fiscal Years
	2010	2009	2008
	(in millions)
Income statement information:
Sales	$3,686.8	$3,976.4	$4,349.8
Gross profit	642.6	548.3	703.8
Net income (loss)	51.4	(49.8)	160.6

		May 2, 2010	May 3, 2009
		(in millions)
Balance sheet information:
Current assets		$1,139.4	$1,211.0
Long-term assets		1,933.6	1,965.7
Current liabilities		823.0	973.4
Long-term liabilities		1,202.3	1,214.3

CFG

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

As of May 2, 2010, we held 37,811,302 shares of CFG common stock. The stock was valued at €6.90 per share (approximately $9.13 per share) on the close of the last day of trading before the end of fiscal 2010. Based on the stock price and foreign exchange rate as of May 2, 2010, the carrying value of our investment in CFG, net of the pre-tax cumulative translation adjustment, exceeded the market value of the underlying securities by $76.4 million. We have analyzed our investment in CFG for impairment and have determined that the fair value of our investment exceeded the carrying value as of May 2, 2010. We have estimated the fair value based on the historical prices and trading volumes of the stock, the impact of the movement in foreign currency translation, the duration of time in which the carrying value of the investment exceeded its market value, the premium applied for our noncontrolling interest in CFG, and our intent and ability to hold the investment long term. Based on our assessment, no impairment was recorded.

In the third quarter of fiscal 2010, as part of a debt restructuring, CFG redeemed certain of its debt instruments and as a result, we recorded $10.4 million of charges in equity income in the third quarter of fiscal 2010.

Farasia Corporation (Farasia)

In November 2009 (fiscal 2010), we completed the sale of our investment in Farasia, a 50/50 Chinese joint venture formed in 2001, for RMB 97.0 million ($14.2 million at the time of the transaction). Farasia's wholly-owned subsidiary, Maverick Food Company Limited, focuses mainly on hot dogs and other sausages, whole and sliced ham, bacon, Chinese-style processed meats, and frozen and convenience food. We recorded, in selling, general and administrative expenses, a $4.5 million pre-tax gain in the third quarter of fiscal 2010 on the sale of our investment in Farasia.

Butterball

In July 2008 (fiscal 2009), we increased our investment in Butterball by converting $24.5 million of receivables due from Butterball to equity. Our joint venture partner made a similar investment.

Cattleco

In October 2008 (fiscal 2009), in conjunction with the sale of Smithfield Beef, we formed a 50/50 joint venture with CGC, named Cattleco, to sell the remaining live cattle from Five Rivers that were not sold to JBS. All of the remaining live cattle were sold before the end of fiscal 2009 at market-based prices. See Note 3—Acquisitions and Dispositions for further discussion.

NOTE 9: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	May 2, 2010	May 3, 2009
	(in millions)
Payroll and related benefits	$192.4	$160.3
Derivative instruments	119.7	15.4
Self-insurance reserves	60.3	62.1
Accrued interest	70.4	49.3
Other	275.6	271.2
Total accrued expenses and other current liabilities	$718.4	$558.3

NOTE 10: DEBT

Long-term debt consists of the following:

	May 2, 2010	May 3, 2009
	(in millions)
10% senior secured notes, due July 2014, including discount of $20.6 million	$604.4	$-
10% senior secured notes, due July 2014, including premium of $7.8 million	232.8	-
7.00% senior unsecured notes, due August 2011, including premiums of $2.3 million and $4.1 million	602.3	604.1
7.75% senior unsecured notes, due July 2017	500.0	500.0
4.00% senior unsecured Convertible Notes, due June 2013, including discounts of $65.9 million and $82.6 million	334.1	317.4
7.75% senior unsecured notes, due May 2013	350.0	350.0
Floating rate senior secured term loan, due August 2013	200.0	-
Euro Credit Facility, terminated August 2009	-	330.3
8.00% senior unsecured notes	-	206.3
7.83% term loan	-	200.0
U.S. Credit Facility, terminated July 2009	-	109.5
8.44% senior secured note	-	30.0
7.89% senior secured notes	-	5.0
Various, interest rates from 0.00% to 9.00%, due June 2010 through March 2017	139.4	229.5
Fair-value derivative instrument adjustment	-	0.6
Total debt	2,963.0	2,882.7
Current portion	(72.2)	(319.4)
Total long-term debt	$2,890.8	$2,563.3

Scheduled maturities of long-term debt are as follows:

Fiscal Year	(in millions)
2011	$72.2
2012	639.9
2013	50.0
2014	837.7
2015	840.6
Thereafter	522.6
Total debt	$2,963.0

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

We incurred offering expenses of approximately $22.9 million, which are being amortized, along with the discount and premium, into interest expense over the five-year life of the 2014 Notes.  We used the net proceeds from the issuance of the 2014 Notes, together with other available cash, to repay borrowings and terminate commitments under our then existing $1.3 billion secured revolving credit agreement (the U.S. Credit Facility), to repay the outstanding balance under our then existing €300 million European secured revolving credit facility (the Euro Credit Facility), to repay and/or refinance other indebtedness and for other general corporate purposes. In the first quarter of fiscal 2010, we recognized a $7.4 million charge related to the write-off of amendment fees and costs associated with the U.S. Credit Facility as a loss on debt extinguishment. In the second quarter of fiscal 2010, in connection with the cancellation of the Euro Credit Facility, we recorded $3.0 million of charges primarily related to the write-off of unamortized costs associated with the facility as a loss on debt extinguishment.

Credit Facilities

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

Availability under the ABL Credit Facility is based on a percentage of certain eligible accounts receivable and eligible inventory and is reduced by certain reserves. After reducing the amount available by outstanding letters of credit issued under the ABL Credit Facility of $217.9 million and a borrowing base adjustment of $74.9 million, the amount available for borrowing, as of May 2, 2010, was $707.2 million, of which, we had no outstanding borrowings.

We incurred approximately $41.7 million in transaction fees which will be amortized into interest expense over the three-year life of the ABL Credit Facility.

As of May 2, 2010, we had aggregate credit facilities and credit lines totaling $1,101.3 million. Our unused capacity under these credit facilities and credit lines was $763.2 million. These facilities and lines are generally at prevailing market rates. We pay commitment fees on the unused portion of the facilities.

Average borrowings under credit facilities and credit lines were $163.7 million, $936.4 million and $1,320.2 million at average interest rates of 4.9%, 4.5% and 5.3% during fiscal 2010, 2009 and 2008, respectively. Maximum borrowings were $609.3 million, $1,490.9 million and $1,722.4 million in fiscal 2010, 2009 and 2008, respectively. Total outstanding borrowings were $45.3 million as of May 2, 2010 and $487.0 million as of May 3, 2009 with average interest rates of 5.3% and 4.8%, respectively.

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

▪
during any fiscal quarter if the last reported sale price of our common stock is greater than or equal to 120% of the applicable conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

▪
during the five business-day period after any ten consecutive trading-day period in which the trading price per $1,000 principal amount of notes was less than 98% of the last reported sale price of our common stock multiplied by the applicable conversion rate; or

▪	upon the occurrence of specified corporate transactions.

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

In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions with respect to our common stock to reduce potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions (collectively referred to as the Call Spread Transactions). We purchased call options that permit us to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment, which is the number of shares initially issuable upon conversion of the Convertible Notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment. See Note 15—Equity for more information on the Call Spread Transactions.

We incurred fees and expenses associated with the issuance of the Convertible Notes totaling $11.4 million, substantially all of which were capitalized and are being amortized to interest expense over the life of the Convertible Notes.

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

The following table presents the effects of the retrospective application of the new accounting guidance on our consolidated condensed balance sheet as of May 3, 2009:

	As Originally Presented May 3, 2009	Adjustments	As Adjusted May 3, 2009
	(in millions)
Other assets	$161.2	$(2.3)	$158.9
Total assets	7,202.5	(2.3)	7,200.2
Long-term debt and capital lease obligations	2,649.9	(82.6)	2,567.3
Other liabilities (original presentation included pension obligations of $340.5 million)	345.7	29.3	375.0
Additional paid-in capital	1,294.7	59.1	1,353.8
Retained earnings	1,648.2	(8.1)	1,640.1
Total shareholders’ equity	2,561.4	51.0	2,612.4
Total liabilities and equity	7,202.5	(2.3)	7,200.2

The following table presents the effects of the retrospective application of the new accounting guidance on our consolidated income statement for fiscal 2009:

	As Originally Presented Fiscal 2009	Adjustments	As Adjusted Fiscal 2009
	(in millions, except per share data)
Interest expense	$209.1	$12.7	$221.8
Loss from continuing operations before income taxes	(369.5)	(12.7)	(382.2)
Income tax benefit	(126.7)	(4.6)	(131.3)
Loss from continuing operations	(242.8)	(8.1)	(250.9)
Net loss	(190.3)	(8.1)	(198.4)

Loss per basic and diluted share:
Continuing operations	$(1.72)	$(.06)	$(1.78)
Net loss	(1.35)	(.06)	(1.41)

The adoption of the new accounting guidance impacted our results for fiscal 2010 as follows:

Fiscal 2010
(in millions, except per share data)
Interest expense	$16.7
Loss from continuing operations before income taxes	(16.7)
Income tax benefit	(6.1)
Loss from continuing operations	(10.6)
Net loss	(10.6)

Loss per basic and diluted share:
Continuing operations	$(.07)
Net loss	(.07)

Debt Covenants

Our various debt agreements contain covenants that limit additional borrowings, acquisitions, dispositions, leasing of assets and payments of dividends to shareholders, among other restrictions.

Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test).  As of May 2, 2010, we did not meet the Incurrence Test.  Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the second quarter of fiscal 2011 at the earliest.  The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test is not a default. In addition to limiting our ability to incur additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from borrowing on the ABL Credit Facility or from refinancing existing indebtedness. Therefore we do not expect the limitations resulting from our inability to satisfy the Incurrence Test to have a material adverse effect on our business or liquidity.

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

NOTE 11: LEASE OBLIGATIONS, COMMITMENTS AND GUARANTEES

We lease facilities and equipment under non-cancelable operating leases. The terms of each lease agreement vary and may contain renewal or purchase options. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the lease. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $49.3 million, $50.3 million and $69.8 million in fiscal 2010, 2009 and 2008, respectively.

Future rental commitments under non-cancelable operating leases as of May 2, 2010 are as follows:

Fiscal Year	(in millions)
2011	$45.0
2012	35.2
2013	28.6
2014	21.6
2015	17.8
Thereafter	49.6
Total	$197.8

As of May 2, 2010, future minimum lease payments under capital leases were approximately $29.9 million. The present value of the future minimum lease payments was $28.2 million. The long-term portion of capital lease obligations was $27.6 million and the current portion was $0.6 million.

We have agreements, expiring through fiscal 2013, to use cold storage warehouses owned by partnerships, of which we are 50% partners. We have agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In fiscal 2010, 2009 and 2008, we paid $19.7 million, $18.7 million and $14.2 million, respectively, in fees for use of the facilities. We had investments in the partnerships of $2.2 million as of May 2, 2010, and $2.9 million as of May 3, 2009, respectively.

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

Fiscal Year	(in millions)
2011	$1,359.4
2012	822.8
2013	712.2
2014	596.2
2015	585.3

As of May 2, 2010, we were also committed to purchase approximately $198.6 million under forward grain contracts payable in fiscal 2011.

As of May 2, 2010, we had total estimated remaining capital expenditures of $42 million on approved projects. These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities. Total capital expenditures are expected to remain below depreciation in fiscal 2011.

As part of our business, we are a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets as of May 2, 2010. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $80.3 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $68.3 million was outstanding as of May 2, 2010, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $13.5 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expires in February 2022.

NOTE 12: INCOME TAXES

Income tax consists of the following:

	Fiscal Years
	2010	2009	2008
	(in millions)
Current income tax (benefit) expense:
Federal	$(150.2)	$(45.1)	$(21.0)
State	2.5	2.0	2.5
Foreign	(0.8)	10.4	4.9
	(148.5)	(32.7)	(13.6)
Deferred income tax (benefit) expense:
Federal	55.0	(78.1)	85.9
State	(23.1)	(17.0)	(0.1)
Foreign	3.4	(3.5)	0.6
	35.3	(98.6)	86.4
Total income tax (benefit) expense	$(113.2)	$(131.3)	$72.8

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	Fiscal Years
	2010	2009	2008
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.5	4.5	(0.1)
Foreign income taxes	9.6	8.7	(0.2)
Groupe Smithfield / Campofrío merger	-	(7.2)	-
Net change in valuation allowance	(0.4)	(4.9)	8.7
Tax credits	2.3	2.5	(6.4)
Other	(0.3)	(4.2)	(2.7)
Effective tax rate	52.7%	34.4%	34.3%

We had income tax receivables of $103.6 million and $27.6 million as of May 2, 2010 and May 3, 2009, respectively.

The tax effects of temporary differences consist of the following:

	May 2, 2010	May 3, 2009
	(in millions)
Deferred tax assets:
Pension liabilities	$175.3	$111.6
Tax credits, carryforwards and net operating losses	141.2	134.2
Accrued expenses	48.3	63.8
Derivatives	52.8	63.4
Other	45.3	45.2
Employee benefits	11.1	8.6
	474.0	426.8
Valuation allowance	(91.5)	(98.7)
Total deferred tax assets	$382.5	$328.1

Deferred tax liabilities:
Property, plant and equipment	$267.5	$255.2
Intangible assets	98.2	104.4
Investments in subsidiaries	59.6	31.1
Total deferred tax liabilities	$425.3	$390.7

The following table presents the classification of deferred taxes in our balance sheets as of May 2, 2010 and May 3, 2009:

	May 2, 2010	May 3, 2009
	(in millions)
Other current assets	$96.5	$109.4
Other assets	5.2	8.8
Accrued expenses and other current liabilities	-	-
Other liabilities	144.4	180.8

Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized.  Valuation allowances are established in the event that management believes the related tax benefits will not be realized. Our valuation allowance related to income tax assets was $91.5 million as of May 2, 2010 and $98.7 million as of May 3, 2009. The valuation allowance primarily relates to state credits, state net operating loss carryforwards, foreign tax credit carryforwards and losses in foreign jurisdictions for which no tax benefit was recognized. During fiscal year 2010, the valuation allowance decreased by $7.2 million resulting primarily from currency translation and deferred tax adjustments with an immaterial amount impacting the effective tax rate.

The tax credits, carry forwards and net operating losses expire from fiscal 2011 to 2030.

As a result of the merger of Groupe Smithfield with and into Campofrío during fiscal 2009, we were required to provide additional deferred taxes on the earnings of Groupe Smithfield that were previously deferred because they were considered permanently reinvested, as well as on inherent gains related to the pre-merger holdings of Groupe Smithfield and Campofrío.  There were foreign subsidiary net earnings that were considered permanently reinvested of $19.5 million and $3.9 million as of May 2, 2010 and May 3, 2009, respectively. It is not reasonably determinable as to the amount of deferred tax liability that would need to be provided if such earnings were not reinvested.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

(in millions)
Balance as of April 27, 2008	$40.9
Additions for tax positions taken in the current year	5.7
Additions for tax positions taken in prior years	0.7
Additions for tax positions assumed in business combinations	(2.3)
Settlements with taxing authorities	(2.5)
Lapse of statute of limitations	(2.0)
Balance as of May 3, 2009	40.5

Additions for tax positions taken in the current year	3.3
Additions for tax positions taken in prior years	4.0
Reductions for tax positions taken in prior years	(2.1)
Settlements with taxing authorities	(1.6)
Lapse of statute of limitations	(0.9)
Balance as of May 2, 2010	$43.2

We operate in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and are subject to examination from various tax authorities. The liability for unrecognized tax benefits included $10.5 million and $9.6 million of accrued interest as of May 2, 2010 and  May 3, 2009, respectively. We recognized $0.4 and $0.5 million of net interest expense in income tax expense (benefit) during fiscal 2010 and 2009, respectively. The liability for unrecognized tax benefits included $32.9 million as of May 2, 2010 and $31.8 million as of May 3, 2009, that if recognized, would impact the effective tax rate.

We are currently being audited in several tax jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, we may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. We have concluded all U.S. federal income tax matters through fiscal 2005. We are currently under U.S. federal examination for the 2006 through 2010 tax years.

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions as of May 2, 2010, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $20.3 million within twelve months of May 2, 2010.

NOTE 13: PENSION AND OTHER RETIREMENT PLANS

We provide the majority of our U.S. employees with pension benefits. Salaried employees are provided benefits based on years of service and average salary levels. Hourly employees are provided benefits of stated amounts for each year of service.

The following table presents a reconciliation of the pension benefit obligation, plan assets and the funded status of these pension plans.

	May 2, 2010	May 3, 2009
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$926.4	$1,025.9
Service cost	22.6	25.5
Interest cost	73.7	68.6
Plan amendment	-	-
Benefits paid	(64.2)	(62.9)
Acquisitions	-	-
Actuarial loss (gain)	325.4	(130.7)
Benefit obligation at end of year	1,283.9	926.4

Change in plan assets:
Fair value of plan assets at beginning of year	586.2	847.3
Actual return on plan assets	192.6	(252.0)
Employer contributions	74.1	53.8
Benefits paid	(64.2)	(62.9)
Fair value of plan assets at end of year	788.7	586.2
Funded status	$(495.2)	$(340.2)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(482.5)	$(329.6)
Noncurrent pension asset	-	1.2
Current pension liability	(12.7)	(11.8)
Net amount recognized at end of year	$(495.2)	$(340.2)

The accumulated benefit obligation for all defined benefit pension plans was $1.2 billion and $0.9 billion as of May 2, 2010 and May 3, 2009, respectively. In fiscal 2010, we merged certain of our pension plans together and, as a result, the accumulated benefit obligation for all of our defined benefit pension plans exceeded the fair value of plan assets for both periods presented.

The following table shows the pre-tax unrecognized items included as components of accumulated other comprehensive income (loss) related to our defined benefit pension plans for the periods indicated.

	May 2, 2010	May 3, 2009
	(in millions)
Unrecognized actuarial loss	$(460.5)	$(298.7)
Unrecognized prior service credit	7.6	7.6

We expect to recognize $34.0 million of the actuarial loss and prior service cost as net periodic pension cost in fiscal 2011.

The following table presents the components of the net periodic pension costs for the periods indicated:

	Fiscal Years
	2010	2009	2008
	(in millions)
Service cost	$22.6	$25.5	$28.9
Interest cost	73.7	68.6	64.1
Expected return on plan assets	(49.3)	(69.7)	(70.6)
Net amortization	20.3	6.4	8.1
Net periodic pension cost	$67.3	$30.8	$30.5

The following table shows our weighted-average assumptions for the periods indicated.

	Fiscal Years
	2010	2009	2008
Discount rate to determine net periodic benefit cost	8.25%	6.90%	6.25%
Discount rate to determine benefit obligation	6.00	8.25	6.90
Expected long-term rate of return on plan assets	8.25	8.25	8.25
Rate of compensation increase	4.00	4.00	4.00

We use an independent third-party actuary to assist in the determination of assumptions used and the measurement of our pension obligation and related costs. We review and select the discount rate to be used in connection with our pension obligation annually. In determining the discount rate, we use the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. Using imputed interest rates, the model sums the present value of each cash flow stream to calculate an equivalent weighted average discount rate. We use this resulting weighted average discount rate to determine our final discount rate.

To determine the expected long-term return on plan assets, we consider the current and anticipated asset allocations, as well as historical and estimated returns on various categories of plan assets.  Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices in order to assess the capital market assumptions. Over the 5-year period ended May 2, 2010 and May 3, 2009, the average rate of return on plan assets was approximately 2.87% and (1.24)% percent, respectively. The increase in the 5-year average rate of return on pension assets was due to an upward turn in the global economy as credit markets began recovering from the turmoil experienced in fiscal 2009. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods.

Pension plan assets may be invested in cash and cash equivalents, equities, debt securities, insurance contracts and real estate. Our investment policy for the pension plans is to balance risk and return through a diversified portfolio of high-quality equity and fixed income securities. Equity targets for the pension plans are as indicated in the following table. Maturity for fixed income securities is managed such that sufficient liquidity exists to meet near-term benefit payment obligations. The plans retain outside investment advisors to manage plan investments within parameters established by our plan trustees.

The following table presents the fair value of our pension plan assets by major asset category as of May 2, 2010 and May 3, 2009. The allocation of our pension plan assets is based on the target range presented in the following table.

	May 2, 2010	May 3, 2009	Target Range
Asset category:	(in millions)
Cash and cash equivalents, net of payables for unsettled transactions	$86.2	$28.2	0-4%
Equity securities	421.9	325.3	45-65
Debt securities	249.6	206.8	18-38
Alternative assets	31.0	25.9	2-10
Total	$788.7	$586.2

See Note 16—Fair Value Measurements for additional information about the fair value of our pension assets.

As of May 2, 2010 and May 3, 2009, the amount of our common stock included in plan assets was 3,850,837 shares for both years with market values of $72.2 million and $33.2 million, respectively.

Our funding policy for our qualified pension plans is to contribute the minimum amount required under government regulations, plus amounts necessary to maintain an 80% funded status in order to avoid benefit restrictions under the Pension Protection Act. Minimum employer contributions to our qualified pension plans along with contributions to our non-qualified pension plans are expected to be $90.4 million for fiscal 2011.

Expected future benefit payments are as follows:

Fiscal Year	(in millions)
2011	$69.6
2012	62.0
2013	64.9
2014	68.0
2015	70.8
2016-2020	414.8

We sponsor defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. Our contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $13.9 million, $13.7 million and $11.6 million for fiscal 2010, 2009 and 2008, respectively.

We also provide health care and life insurance benefits for certain retired employees. These plans are unfunded and generally pay covered costs reduced by retiree premium contributions, co-payments and deductibles. We retain the right to modify or eliminate these benefits. We consider disclosures related to these plans immaterial to the consolidated financial statements and related notes.

NOTE 14: REDEMPTION OF NONCONTROLLING INTERESTS

Prior to fiscal 2010, we held a 51% ownership interest in Premium Pet Health, LLC (PPH), a leading protein by-product processor that supplies many of the leading pet food processors in the United States. The partnership agreement afforded the noncontrolling interest holders an option to require us to redeem their ownership interests beginning in November 2009 (fiscal 2010). The redemption value was determinable from a specified formula based on the earnings of PPH.

In fiscal 2010, as a result of discussions with the noncontrolling interest holders, we determined that the noncontrolling interests were probable of becoming redeemable. As such, in fiscal 2010, we recorded an adjustment to increase the carrying amount of the redeemable noncontrolling interests by $32.2 million with an offsetting decrease of $19.4 million to additional paid-in capital and $12.8 million to deferred tax assets.

In November 2009 (fiscal 2010), the noncontrolling interest holders exercised their put option. In December 2009 (fiscal 2010), we acquired the remaining 49% interest in PPH for $38.9 million. Because PPH was previously consolidated into our financial statements, the acquisition of the remaining 49% interest in PPH was accounted for as an equity transaction.

NOTE 15: EQUITY

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

Share Repurchase Program

As of May 2, 2010, the board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. As of May 2, 2010, we had 2,873,430 additional shares remaining under the authorization.

Preferred Stock

We have 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.

Stock Options

During fiscal 2009, we adopted the 2008 Incentive Compensation Plan (the Incentive Plan), which replaced the 1998 Stock Incentive Plan and provides for the issuance of non-statutory stock options and other awards to employees, non-employee directors and consultants. Under the Incentive Plan, we grant options for periods not exceeding 10 years, which either cliff vest five years after the date of grant or vest ratably over a three-year period with an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There are 12,442,897 shares reserved under the Incentive Plan. As of May 2, 2010, there were 10,977,378 shares available for grant under this plan.

Compensation expense for stock options was $3.5 million, $2.3 million and $2.0 million for fiscal 2010, 2009 and 2008, respectively. The related income tax benefit recognized was $1.4 million, $0.9 million and $0.8 million, for fiscal 2010, 2009 and 2008, respectively. There was no compensation expense capitalized as part of inventory or fixed assets during fiscal 2010, 2009 or 2008.

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

	Fiscal Years
	2010	2009	2008
Expected annual volatility	52%	25%	27%
Dividend yield	0%	0%	0%
Risk free interest rate	1.92%	3.96%	4.80%
Expected option life (years)	4	8	8

The options granted in fiscal 2010 were valued in separate tranches according to the expected life of each tranche. The above table reflects the weighted average risk free interest rate and expected option life of each tranche. The expected annual volatility and dividend yield were the same for all options granted in fiscal 2010.

The following table summarizes stock option activity under the Incentive Plan as of May 2, 2010, and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of May 3, 2009	1,668,703	25.38
Granted	494,833	13.52
Exercised	(160,100)	13.22
Forfeited	(8,000)	32.20
Outstanding as of May 2, 2010	1,995,436	23.39	5.3	$2.8
Exercisable as of May 2, 2010	722,603	23.04	3.0	$0.2

The weighted average grant-date fair value of options granted during fiscal years 2010, 2009 and 2008 was $5.62, $9.43 and $14.21, respectively. The total intrinsic value of options exercised during fiscal years 2010, 2009 and 2008 was $1.0 million, $0.1 million and $3.3 million, respectively.

As of May 2, 2010, there was $4.4 million of total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 2 years. The total fair value of stock options vested during fiscal 2010, 2009 and 2008 was $2.4 million, $0.2 million and $1.2 million, respectively.

Performance Share Units

The Incentive Plan also provides for the issuance of performance share units to reward employees for the achievement of performance goals. In July 2009 (fiscal 2010), we granted a total of 622,000 performance share units under the Incentive Plan. Each performance share unit represents and has a value equal to one share of our common stock. The performance share units will vest ratably over a three-year service period provided that the Company achieves a certain earnings target in any of fiscal years 2010, 2011 or 2012. Payment of the vested performance share units shall be in our common stock. The fair value of the performance share units was determined based on our closing stock price on the date of grant of $10.64. The fair value is being recognized over the expected life of each award. If the expected life of each tranche is inconsistent with the actual vesting period, for example, because the earnings target is met in a period that differs from our expectation, then compensation expense will be adjusted prospectively to reflect the change in the expected life of the award.

In December 2009 (fiscal 2010), we granted a total of 100,000 performance share units under the Incentive Plan. Each performance share unit represents and has a value equal to one share of our common stock. The performance share units will vest two years from the grant date provided that certain performance goals are met and the employees remain employed through the vesting date. The fair value of these performance share units was also determined based on our closing stock price on the date of grant of $16.68. The fair value of each performance share unit is being recognized as compensation expense over the two-year requisite service period.

In fiscal 2009, we granted a total of 160,000 performance share units. The performance share units have a five-year term and each performance share unit represents and has a value equal to one share of our common stock. The performance share units vest in 20% increments once the volume-weighted average of the closing price of our common stock for 15 consecutive trading days equals or exceeds $26, $32, $38, $44 and $50. In addition to these vesting requirements, a participant must generally be employed by us one year from the date of grant for the performance share units granted to such participant to vest. Payment of the vested performance share units shall be in our common stock. As of May 2, 2010, none of the performance share units were vested. The fair value of the performance share units was estimated on the date of grant using a Monte-Carlo Simulation technique. The weighted average grant-date fair value of the performance share units was $12.13.

Compensation expense related to all outstanding performance share units was $3.1 million and $1.6 million in fiscal 2010 and fiscal 2009, respectively. The related income tax benefit recognized was $1.2 million and $0.6 million for fiscal 2010 and fiscal 2009, respectively. As of May 2, 2010, there was approximately $5.5 million of total unrecognized compensation cost related to the performance share units, substantially all of which is expected to be recognized over the next two years.

Call Spread Transactions

In connection with the issuance of the Convertible Notes (see Note 10—Debt), we entered into separate convertible note hedge transactions with respect to our common stock to minimize the impact of potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions.

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

New Accounting Guidance for Convertible Notes

As more fully described in Note 10—Debt, the FASB issued new accounting guidance in the first quarter of fiscal 2010, which required us to separately account for the conversion feature of the Convertible Notes as a component of equity, thereby increasing additional paid-in capital by $59.1 million.

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

COFCO’s investment in the Company is passive in nature and the purchase agreement contains standstill provisions. The purchase agreement also contained restrictions on sales or other transfers of the shares by COFCO until July 9, 2009.

In connection with the sale, Mr. Gaoning Ning, the chairman of COFCO, was elected as a director at our 2008 annual shareholders’ meeting, to serve for a term that will expire after three years (or earlier under certain circumstances).

CGC Share Issuance

In October 2008 (fiscal 2009), we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments. See Note 3—Acquisitions and Dispositions for further discussion of this transaction.

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

As of May 2, 2010, the Supplemental Plan held 2,616,687 shares of our common stock at an average cost of $23.75.

Accumulated Other Comprehensive Income (Loss)

The table summarizes the components of accumulated other comprehensive income (loss) and the activity during fiscal 2010, fiscal 2009 and fiscal 2008:

	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at April 29, 2007	$46.7	$(57.9)	$13.4	$2.2
Unrecognized gains (losses)	85.7	(13.9)	0.3	72.1
Reclassification into net earnings	-	7.3	(30.1)	(22.8)
Tax effect	-	2.6	11.3	13.9
Other comprehensive income (loss)	85.7	(4.0)	(18.5)	63.2
Balance at April 27, 2008	132.4	(61.9)	(5.1)	65.4

Unrecognized gains (losses)	(261.0)	(199.2)	(251.6)	(711.8)
Reclassification into net earnings	1.0	5.7	146.8	153.5
Tax effect	-	71.6	32.8	104.4
Other comprehensive income (loss)	(260.0)	(121.9)	(72.0)	(453.9)
Balance at May 3, 2009	(127.6)	(183.8)	(77.1)	(388.5)

Unrecognized gains (losses)	3.4	(179.9)	(26.6)	(202.1)
Reclassification into net earnings	-	20.3	98.3	118.2
Tax effect	1.5	63.1	(19.1)	44.9
Other comprehensive income (loss)	4.9	(96.5)	52.6	(39.0)
Balance at May 2, 2010	$(122.7)	$(280.3)	$(24.5)	$(427.5)

NOTE 16: FAIR VALUE MEASUREMENTS

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

The FASB has established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

▪	Level 1—quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

▪
Level 2—observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

▪	Level 3—unobservable for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of May 2, 2010. The fair value hierarchy gives the highest priority to quoted marketprices (Level 1) and the lowest priority to unobservable inputs (Level 3). Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives:
Foreign exchange contracts	$3.5	$-	$3.5	$-
Money market fund	325.4	325.4	-	-
Insurance contracts	32.5	32.5	-	-
Total	$361.4	$357.9	$3.5	$-

Liabilities
Derivatives:
Commodity contracts	$119.5	$112.2	$7.3	$-
Interest rate contracts	8.1	-	8.1	-
Foreign exchange contracts	0.2	-	0.2	-
Total	$127.8	$112.2	$15.6	$-

When available, we use quoted market prices to determine fair value and we classify such measurements within Level 1.  In some cases where market prices are not available, we make use of observable market-based inputs (i.e., Bloomberg and commodity exchanges) to calculate fair value, in which case the measurements are classified within Level 2. When quoted market prices or observable market-based inputs are unavailable, or when our fair value measurements incorporate significant unobservable inputs, we would classify such measurements within Level 3.

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

In fiscal 2010, we recorded impairment charges totaling $51.3 million to write-down certain assets to their estimated fair values. Certain of these assets have since been sold. The fair value of the remaining assets, which consist primarily of property, plant and equipment, was determined to be approximately $50.8 million as of May 2, 2010. The fair value measurements of these assets were determined using relevant market data based on recent transactions for similar assets and third party estimates, which we classify as Level 2 inputs. Fair values were also determined using valuation techniques, which incorporate unobservable inputs that reflect our own assumptions regarding how market participants would price the assets, which we classify as Level 3 inputs.

Pension Plan Assets

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of May 2, 2010:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(in millions)
Cash equivalents	$96.7	$2.8	$93.9	$-

Equity securities:
Preferred stock	0.2	-	0.2	-
U.S. common stock:
Health care	27.3	27.3	-	-
Utilities	3.9	3.9	-	-
Financials	32.9	32.9	-	-
Consumer staples	82.0	82.0	-	-
Consumer discretionary	23.3	23.3	-	-
Materials	9.1	9.1	-	-
Energy	18.6	18.6	-	-
Information technology	19.4	19.4	-	-
Industrials	25.1	25.1	-	-
Telecommunication service	1.2	1.2	-	-
International common stock	15.2	15.2	-	-
Mutual funds:				-
International	105.9	35.8	70.1	-
Domestic large cap	57.8	-	57.8	-

Fixed income:
Mutual funds	75.4	72.7	2.7	-
Asset-backed securities	53.4	-	53.4	-
Corporate debt securities	67.7	-	67.7	-
Government debt securities	53.1	35.7	17.4	-

Limited partnerships	29.2	-	-	29.2

Insurance contracts	1.8	-	-	1.8

Total fair value	799.2	$405.0	$363.2	$31.0
Net payables for unsettled transactions	(10.5)
Total plan assets	$788.7

The following table summarizes the changes in our Level 3 pension plan assets for the year-ended May 2, 2010:

	Insurance Contracts	Limited Partnerships
	(in millions)
Balance, May 3, 2009	$2.0	$23.9
Unrealized losses	-	(2.9)
Realized gains	-	0.2
Purchases, sales and settlements, net	(0.2)	8.0
Balance, May 2, 2010	$1.8	$29.2

Other Financial Instruments

We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of May 2, 2010 and May 3, 2009.

	May 2, 2010		May 3, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total Debt	$3,229.3	$2,963.0	$2,448.2	$2,882.7

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 17: RELATED PARTY TRANSACTIONS

The following table presents amounts owed from and to related parties as of May 2, 2010 and May 3, 2009:

	May 2, 2010	May 3, 2009
	(in millions)
Current receivables from related parties	$19.2	$27.8
Non-current receivables from related parties	17.4	16.5
Total receivables from related parties	$36.6	$44.3

Current payables to related parties	$13.9	$11.8
Non-current payables to related parties	-	4.8
Total payables to related parties	$13.9	$16.6

Wendell Murphy, a director of ours, is an owner of Murfam Enterprises, LLC (Murfam) and DM Farms, LLC both of which own hog production farms. These farms produce hogs under contract to us. Murfam also produces and sells feed ingredients to us. In fiscal 2010, 2009 and 2008, we paid $30.6 million, $26.2 million and $25.1 million, respectively, to these entities for the production of hogs and feed ingredients.

Wendell Murphy also has immediate family members who hold ownership interests in Arrowhead Farms, Inc., Enviro-Tech Farms, Inc., Golden Farms, Inc., Lisbon 1 Farm, Inc., Murphy-Honour Farms, Inc., PSM Associates LLC, Pure Country Farms, LLC, Stantonsburg Farm, Inc., Triumph Associates LLC and Webber Farms, Inc. These farms either produce and sell hogs to us or produce and sell feed ingredients to us. In fiscal 2010, 2009 and 2008, we paid $14.3 million, $20.6 million and $20.0 million, respectively, to these entities for hogs and feed ingredients.

The chief executive officer of our Hog Production segment holds a 33% ownership interest in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the Hog Production segment. In fiscal 2010, 2009 and 2008, we paid $8.0 million, $7.3 million and $7.5 million, respectively, to JCT for the production of hogs. In fiscal 2010, 2009 and 2008, we received $3.1 million, $3.2 million and $3.0 million, respectively, from JCT for reimbursement of associated farm and other support costs.

As described in Note 3—Acquisitions and Dispositions, immediately preceding the closing of the JBS transaction we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments. CGC is now a beneficial owner of approximately 7.7% of our common stock. Paul J. Fribourg, a former member of our board of directors, is Chairman, President and Chief Executive Officer of CGC. Michael Zimmerman, a former advisory director of the Company, is Executive Vice President and Chief Financial Officer of CGC.

We believe that the terms of the foregoing arrangements were no less favorable to us than if entered into with unaffiliated companies.

NOTE 18: REGULATION AND CONTINGENCIES

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

Missouri Litigation

PSF is a wholly-owned subsidiary that we acquired on May 7, 2007 when a wholly-owned subsidiary of ours merged with and into PSF. As a result of our acquisition of PSF and through other separate acquisitions by CGC of our common stock, CGC currently beneficially owns approximately 7.7% of our common stock.

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

On March 4, 2010, a jury trial involving 15 plaintiffs who live near Homan farm resulted in a jury verdict of compensatory damages for the plaintiffs for a total of $11,050,000. Thirteen of the Homan farm plaintiffs received damages in the amount of $825,000 each.  One of the plaintiffs received damages in the amount of $250,000, while another plaintiff received $75,000.  On May 24, 2010, the court denied defendants’ Motion for Judgment Notwithstanding the Verdict and Motion for New Trial or, in the Alternative, Motion for Remittitur.  On June 2, 2010, the defendants filed their Notice of Appeal. The Company believes that there are substantial grounds for reversal of the verdict on appeal.  Pursuant to a pre-existing arrangement, PSF is obligated to indemnify CGC for certain liabilities, if any, resulting from the Missouri litigation, including any liabilities resulting from the foregoing verdict.

The court previously scheduled the next Adwell trial, which will resolve the claims of up to 28 plaintiffs who live near Scott Colby farm, to commence on January 31, 2011.   However, on April 27, 2010, defendants filed a Motion for Separate Trials seeking deconsolidation of the remaining Adwell plaintiffs’ claims. Plaintiffs have opposed the motion, which is currently pending before the court.

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

In May 2004, two additional nuisance suits were filed in the Circuit Court of Daviess County, Missouri entitled Vernon Hanes, et al. v. PSF, et al. and Steve Hanes, et al. v. PSF, et al. Plaintiffs in the Vernon Hanes case allege nuisance, negligence, violation of civil rights, and negligence of contractor. In addition, plaintiffs in both the Vernon and Steve Hanes cases assert personal injury and property damage claims. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees, as well as injunctive relief. On March 28, 2008, plaintiffs in the Vernon Hanes case voluntarily dismissed all claims without prejudice. A new petition was filed by the Vernon Hanes plaintiffs on April 14, 2008, alleging nuisance, negligence and trespass against six defendants, including us. The Vernon Hanes case was transferred to DeKalb County and has been set for trial to commence on August 2, 2010.

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

Following the initial transfers, plaintiffs filed motions to transfer each of the cases back to Jackson County. Those motions were denied in all nine cases, but seven cases were transferred to neighboring counties pursuant to Missouri’s venue rules. Following all transfers, Herrold cases were pending in Chariton, Clark, DeKalb, Harrison, Jackson, Linn, and Nodaway counties. Plaintiffs agreed to file Amended Petitions in all cases except Jackson County; however, Amended Petitions have been filed in only Chariton, Clark, Harrison, Linn and Nodaway counties. In the Amended Petitions filed in Chariton on April 30, 2010 and in Linn on May 13, 2010, plaintiffs added claims of negligence and also claim that defendants are liable for the alleged negligence of several contract grower farms. Pursuant to notices of dismissal filed by plaintiffs on January 6, February 23 and April 10, 2009, all cases in Nodaway County have been dismissed. Discovery is now proceeding in the remaining cases where Amended Petitions have been filed.

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

In July 2008, the same lawyers who filed the Adwell, Bounds, Herrold, Torrey and Cooper lawsuits filed a nuisance lawsuit entitled John Arnold, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Daviess County, Missouri. The Company, two of our subsidiaries, PSF and KC2 Real Estate LLC, CGC, and one employee were all named as defendants. There were three plaintiffs in the lawsuit, who are residents of Daviess County and who claimed to live near swine farms owned or operated by defendants. Plaintiffs alleged that odors from these farms cause nuisances that interfere with the use and enjoyment of their properties. On April 20, 2009, plaintiffs voluntarily dismissed this case without prejudice.  Plaintiffs refilled the case on April 20, 2010.

We established a reserve estimating our liability for these and similar potential claims on the opening balance sheet for our acquisition of PSF. Consequently, expenses and other liabilities associated with these claims will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries' defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Although we recognize the uncertainties of litigation, based on our historical experience and our understanding of the facts and circumstances underlying these claims, we believe that these claims will not have a material adverse effect on our results of operations or financial condition.

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

We maintain comprehensive general liability and property insurance, including business interruption insurance, with loss limits that we believe will provide substantial and broad coverage for the currently foreseeable losses arising from this accident.  We are working with our insurance carrier to determine the extent of loss. We have received advances totaling $70.0 million toward the ultimate settlement in fiscal 2010. The magnitude and timing of the ultimate settlement is currently unknown. However, we expect the level of insurance proceeds to fully cover the costs and losses incurred from the fire.

We have also been working with a third-party specialist to determine the amount of business interruption losses incurred. Based on an evaluation of business interruption losses incurred, we recognized $31.8 million of the insurance proceeds in cost of sales to offset these previously recorded losses. Additionally, $33.0 million of the insurance proceeds was recorded to offset the asset write-offs and other costs incurred. The remaining $5.2 million has been deferred in accrued expenses and other current liabilities to offset future business interruption losses and other reimbursable costs associated with the fire.

Of the $70.0 million in insurance proceeds received during fiscal 2010, $9.9 million has been classified in net cash flows from investing activities in the consolidated condensed statements of cash flows, which represents the portion of proceeds related to destruction of the plant. The remainder of the proceeds was recorded in net cash flows from operating activities in the consolidated condensed statements of cash flows and was attributed to business interruption recoveries and reimbursable costs covered under our insurance policy.

NOTE 19: REPORTING SEGMENTS

We conduct our operations through five reportable segments: Pork, International, Hog Production, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate operating segments which have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments based on a combination of factors, including products produced and geographic areas of operations. As discussed in Note 3—Acquisitions and Dispositions, we sold our Beef operations, the results of which are reported as discontinued operations.

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

The following table shows the percentages of Pork segment revenues derived from packaged meats and fresh pork, including by-products and rendering, for the fiscal years indicated.

	Fiscal Years
	2010	2009	2008
Packaged meats	55%	53%	58%
Fresh Pork	45	47	42
	100%	100%	100%

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

	Fiscal Years
	2010	2009	2008
Packaged meats	35%	34%	41%
Fresh pork	24	31	19
Other products(1)	41	35	40
	100%	100%	100%

(1)	Includes poultry, beef, by-products and rendering

Hog Production Segment

The Hog Production segment consists of our hog production operations located in the U.S., Poland and Romania as well as our interests in hog production operations in Mexico. The Hog Production segment operates numerous facilities with approximately 1.0 million sows producing about 19.3 million market hogs annually. In addition, through our joint ventures, we have approximately 90,000 sows producing about 1.7 million market hogs annually. Domestically, the Hog Production segment produces approximately 46% of the Pork segment’s live hog requirements. The Hog Production segment produces approximately 87% of the International segment’s live hog requirements. We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). All SPG hogs are processed internally.

The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally, and other products for the fiscal years indicated.

	Fiscal Years
	2010	2009	2008
Internal hog sales	80%	82%	81%
External hog sales	18	15	17
Other products(1)	2	3	2
	100%	100%	100%

(1)	Consists primarily of feed

Other Segment

The Other segment is comprised of our turkey production operations and our 49% interest in Butterball. Through the first quarter of fiscal 2010, this segment also included our live cattle operations.

Corporate Segment

The Corporate segment provides management and administrative services to support our other segments.

Segment Results

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

	Fiscal Years
	2010	2009	2008
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Pork	$9,326.3	$10,450.9	$9,627.5
International	1,294.7	1,398.2	1,224.5
Hog Production	2,541.8	2,750.9	2,399.3
Other	153.3	250.8	148.8
Total segment sales	13,316.1	14,850.8	13,400.1
Intersegment sales—
Pork	(31.5)	(43.9)	(53.3)
International	(57.7)	(63.8)	(58.2)
Hog Production	(2,024.3)	(2,255.4)	(1,937.4)
Total intersegment sales	(2,113.5)	(2,363.1)	(2,048.9)
Consolidated sales	$11,202.6	$12,487.7	$11,351.2

Depreciation and amortization:
Pork	$126.0	$140.5	$136.8
International	22.3	25.2	21.2
Hog Production	90.0	99.8	102.1
Other	0.2	0.4	0.4
Corporate	3.8	4.6	3.7
Consolidated depreciation and amortization	$242.3	$270.5	$264.2

Interest expense:
Pork	$48.9	$76.6	$86.2
International	14.7	29.1	21.6
Hog Production	123.5	74.4	35.8
Other	6.9	2.7	0.3
Corporate	72.4	39.0	40.9
Consolidated interest expense	$266.4	$221.8	$184.8

Equity in (income) loss of affiliates:
Pork	$(3.6)	$(3.0)	$(2.3)
International	(7.8)	1.9	(46.5)
Hog Production	(8.7)	16.3	10.6
Other	(18.5)	34.9	(23.8)
Corporate	-	-	-
Consolidated equity in (income) loss of affiliates	$(38.6)	$50.1	$(62.0)

Operating profit (loss):
Pork	$538.7	$395.2	$449.4
International	49.5	34.9	76.9
Hog Production	(460.8)	(521.2)	(98.1)
Other	3.6	(46.6)	28.2
Corporate	(68.2)	(86.2)	(59.6)
Consolidated operating profit (loss)	$62.8	$(223.9)	$396.8

	May 2, 2010	May 3, 2009	April 27, 2008
	(in millions)
Segment Asset Information
Total assets:
Pork	$2,579.3	$2,571.3	$2,864.8
International	1,114.9	1,083.0	1,420.0
Hog Production	2,556.1	2,679.2	3,095.3
Other	169.4	186.5	300.0
Corporate	1,289.2	680.2	531.3
Assets of discontinued operations held for sale	-	-	656.5
Consolidated total assets	$7,708.9	$7,200.2	$8,867.9

Investments:
Pork	$17.1	$15.5	$13.5
International	450.4	450.1	529.6
Hog Production	30.7	17.7	33.0
Other	106.7	87.0	88.5
Corporate	20.1	31.3	30.0
Consolidated investments	$625.0	$601.6	$694.6

Capital expenditures:
Pork	$141.7	$115.1	$167.5
International	19.5	11.4	43.7
Hog Production	20.6	33.2	233.7
Corporate	0.9	14.8	15.3
Discontinued operations	-	7.1	13.5
Consolidated capital expenditures	$182.7	$181.6	$473.7

 The following table shows the change in the carrying amount of goodwill by reportable segment:

	Pork	International	Hog Production	Other	Total
	(in millions)
Balance, April 27, 2008	$219.8	$172.4	$452.9	$19.5	$864.6
Acquisitions(1)	-	7.1	-	-	7.1
Other goodwill adjustments(2)	(2.2)	(56.2)	6.7	-	(51.7)
Balance, May 3, 2009	217.6	123.3	459.6	19.5	820.0
Impairment(3)	(0.5)	-	(6.0)	-	(6.5)
Other goodwill adjustments(2)	(0.6)	13.5	(3.5)	-	9.4
Balance, May 2, 2010	$216.5	$136.8	$450.1	$19.5	$822.9

(1)	Reflects the acquisition of PSF and amounts related to the acquisition of a business in the International segment.

(2)	Other goodwill adjustments primarily include the effects of foreign currency translation.

(3)	See Note 4—Impairment of Long-lived Assets for discussion on impairment.

The following table presents our consolidated sales and long-lived assets attributed to operations by geographic area for the fiscal years ended May 2, 2010, May 3, 2009 and April 27, 2008:

	Fiscal Years
	2010	2009	2008
	(in millions)
Sales:
U.S.	$9,960.9	$11,149.2	$10,136.2
International	1,241.7	1,338.5	1,215.0
Total sales	$11,202.6	$12,487.7	$11,351.2

	May 2, 2010	May 3, 2009	April 29, 2007
	(in millions)
Long-lived assets:
U.S.	$3,203.0	$3,237.7	$3,409.5
International	1,185.6	1,178.0	1,608.4
Total long-lived assets	$4,388.6	$4,415.7	$5,017.9

NOTE 20: SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Years
	2010	2009	2008
Supplemental disclosures of cash flow information:
Interest paid	$210.6	$194.4	$174.5
Income taxes paid (received)	$(76.8)	$(48.4)	$56.9

Non-cash investing and financing activities:
Capital lease	$24.7	$-	$-
Sale of interest in Groupe Smithfield in exchange for shares of Campofrío	$-	$272.0	$-
Investment in Butterball	$-	$(24.5)	$-
Common stock issued for acquisition	$-	$(60.4)	$(620.2)

NOTE 21: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth	Fiscal Year
	(in millions, except per share data)
Fiscal 2010
Sales	$2,715.3	$2,692.4	$2,884.7	$2,910.2	$11,202.6
Gross profit	98.7	168.3	284.2	178.9	730.1
Operating (loss) profit	(74.8)	1.8	96.5	39.3	62.8
(Loss) income from continuing operations	(107.7)	(26.4)	37.3	(4.6)	(101.4)
Net (loss) income	(107.7)	(26.4)	37.3	(4.6)	(101.4)

(Loss) income per basic and diluted common share:(1)
Net (loss) income	$(.75)	$(.17)	$.22	$(.03)	$(.65)

Fiscal 2009
Sales	$3,141.8	$3,147.1	$3,348.2	$2,850.6	$12,487.7
Gross profit	195.2	232.6	84.3	112.5	624.6
Operating profit (loss)	2.5	1.0	(135.5)	(91.9)	(223.9)
(Loss) income from continuing operations	(29.1)	(32.5)	(108.1)	(81.2)	(250.9)
Income from discontinued operations	15.9	34.2	2.4	-	52.5
Net (loss) income	(13.2)	1.7	(105.7)	(81.2)	(198.4)

(Loss) income per basic and diluted common share:(1)
Continuing operations	$(.22)	$(.23)	$(.75)	$(.57)	$(1.78)
Discontinued operations	.12	.24	.01	-	.37
Net (loss) income	$(.10)	$.01	$(.74)	$(.57)	$(1.41)

(1)
Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.

Schedule II

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED MAY 2, 2010
(in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts(1)	Deductions	Balance at End of Year
Reserve for uncollectible accounts receivable:
Fiscal year ended May 2, 2010	$9.9	$1.3	$0.1	$(3.2)	$8.1
Fiscal year ended May 3, 2009	8.1	4.2	(1.0)	(1.4)	9.9
Fiscal year ended April 27, 2008	4.9	2.7	1.4	(0.9)	8.1

Reserve for obsolete inventory:
Fiscal year ended May 2, 2010	$21.0	$6.3	$0.2	$(10.1)	$17.4
Fiscal year ended May 3, 2009	16.2	12.4	(2.5)	(5.1)	21.0
Fiscal year ended April 27, 2008	13.4	8.7	0.2	(6.1)	16.2

Deferred tax valuation allowance:
Fiscal year ended May 2, 2010	$98.7	$2.3	$(7.5)	$(2.0)	$91.5
Fiscal year ended May 3, 2009	96.2	35.8	(15.1)	(18.2)	98.7
Fiscal year ended April 27, 2008	58.1	27.7	18.2	(7.8)	96.2

(1)	Activity primarily includes the reserves recorded in connection with the creation of the opening balance sheets of entities acquired and currency translation adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of May 2, 2010. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of May 2, 2010.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 2, 2010. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of May 2, 2010.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the quarter ended May 2, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our executive officers is included in Part I of this Annual Report on Form 10-K.

All other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 1, 2010 under the headings entitled “Nominees for Election to Three-Year Terms,” “Directors whose Terms do not Expire this Year,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 1, 2010 under the headings (including the narrative disclosures following a referenced table) entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Estimated Payments Upon Severance or Change-in-Control,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 1, 2010 under the headings entitled “Principal Shareholders,” “Common Stock Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 1, 2010 under the headings entitled “Related Party Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 1, 2010 under the headings entitled “Audit Committee Report” and “Ratification of Selection of Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements:

▪	Consolidated Statements of Income for the Fiscal Years 2010, 2009 and 2008

▪	Consolidated Balance Sheets for the Fiscal Years 2010 and 2009

▪	Consolidated Statements of Cash Flows for the Fiscal Years 2010, 2009 and 2008

▪	Consolidated Statements of Shareholders’ Equity for the Fiscal Years 2010, 2009 and 2008

▪	Notes to Consolidated Financial Statements

▪	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

▪	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

2. Financial Statement Schedule – Schedule II—Valuation and Qualifying Accounts

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

Exhibit 3.2*	—	Amendment to the Bylaws effective June 16, 2010, including the Bylaws of the Company, as amended to date.

Exhibit 4.1	—
Indenture between the Company and U.S. Bank, National Association (successor to SunTrust Bank), as trustee, dated October 23, 2001 regarding the issuance by the Company of $300,000,000 senior notes (incorporated by reference to Exhibit 4.3(a) to the Company’s Registration Statement on Form S-4 filed with the SEC on November 30, 2001).

Exhibit 4.2	—
Rights Agreement, dated as of May 30, 2001, between the Company and ComputerShare Investor Services, LLC, Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed with the SEC on May 30, 2001).

Exhibit 4.3	—
Indenture between the Company and SunTrust Bank, as trustee, dated May 21, 2003 regarding the issuance by the Company of $350,000,000 senior notes (incorporated by reference to Exhibit 4.11(a) to the Company’s Annual Report on Form 10-K filed with the SEC on July 23, 2003).

Exhibit 4.4	—
Indenture between the Company and U.S. Bank National Association (successor to SunTrust Bank), as trustee, dated August 4, 2004 regarding the issuance by the Company of senior notes (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2004).

Exhibit 4.5(a)	—
Registration Rights Agreement, dated May 7, 2007, among the Company and ContiGroup Companies, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2007).

Exhibit 4.5(b)	—
Amendment No. 1, dated as of October 23, 2008, to the Registration Rights Agreement, dated as of May 7, 2007, by and between Smithfield Foods, Inc. and Continental Grain Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2008).

Exhibit 4.6(a)	—
Indenture—Senior Debt Securities, dated June 1, 2007, between the Company and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.10(a) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.6(b)	—
First Supplemental Indenture to the Indenture—Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of June 22, 2007 regarding the issuance by the Company of the 2007 7.750% Senior Notes due 2017 (incorporated by reference to Exhibit 4.10(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.6(c)	—
Second Supplemental Indenture to the Indenture—Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of July 8, 2008 regarding the issuance by the Company of the 2008 4.00% Convertible Senior Notes due 2013 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 4.7	—
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

Exhibit 4.8(a)	—
Indenture, dated July 2, 2009, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.8(b)	—	Form of 10% Senior Secured Note Due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.8(c)	—	Form of 10% Senior Secured Note Due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009).

Exhibit 4.9(a)	—
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

Exhibit 4.9(b)	—
Amended and Restated Pledge and Security Agreement, dated July 2, 2009, among the Company, the Guarantors and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.9(c)	—
First Amendment and Consent, dated as of October 29, 2009, to the Amended and Restated Credit Agreement, dated as of July 2, 2009, among the Company, the Subsidiary Guarantors, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as syndication agent, Barclays Bank PLC, Morgan Stanley Bank, N.A. and General Electric Capital Corporation, as co-documentation agents, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as joint collateral agents, and JPMorgan Chase Bank, N.A. as administrative agent and the Amended and Restated Pledge Agreement, dated as of July 2, 2009, among the Company, the Subsidiary Guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2009).

Exhibit 4.10	—
Term Loan Agreement, dated July 2, 2009, among the Company, the Guarantors, the lenders party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch, as administrative agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.11	—
Pledge and Security Agreement, dated July 2, 2009, among the Company, the Guarantors, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.12	—
Intercreditor Agreement, dated July 2, 2009, among the Company, the Guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.13	—
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

Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1(a)**	—	Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K Annual Report filed with the SEC on July 30, 1998).

Exhibit 10.1(b)**	—
Amendment No. 1 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2000 (incorporated by reference to Exhibit 10.6(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.1(c)**	—
Amendment No. 2 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2001 (incorporated by reference to Exhibit 10.6(c) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.1(d)**	—
Form of Nonstatutory Stock Option Agreement for the Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3(d) to the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2005).

Exhibit 10.2**	—	Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005).

Exhibit 10.3**	—
Consulting Agreement, dated August 30, 2006, by and between the Company and Joseph W. Luter, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 10.4**	—	Compensation for Non-Employee Directors as of May 3, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on June 23, 2009).

Exhibit 10.5	—
Purchase Agreement, dated as of June 30, 2008, among Smithfield Foods, Inc., Starbase International Limited and COFCO (Hong Kong) Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 10.6	—
Merger Protocol, dated June 30, 2008, between Campofrío Alimentación, S.A. and Groupe Smithfield Holdings, S.L. and others (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 10.7(a)	—
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7(b)	—
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7(c)	—
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7(d)	—
Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7(e)	—
Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7(f)	—
Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7(g)	—
Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7(h)	—
Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7(i)	—
Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated as of July 1, 2008 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7(j)	—
Confirmation for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated July 1, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7(k)	—
Confirmation for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated July 1, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7(l)	—
Confirmation for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated July 1, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.8(a)**	—
Smithfield Foods, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2009).

Exhibit 10.8(b)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award for fiscal 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 10.8(c)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2009).

Exhibit 10.8(d)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award for fiscal 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2009).

Exhibit 10.8(e)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award granted December 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 12, 2010).

Exhibit 10.9**	—	Compensation for Named Executive Officers for fiscal 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2009).

Exhibit 10.10**	—	Description of Incentive Award granted to George H. Richter (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2009).

Exhibit 10.11**	—
Summary of Incentive Award, One-Time Cash Bonus and Performance Share Units granted to Robert W. Manly, IV (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2009).

Exhibit 10.12	—
Market Hog Contract Grower Agreement, dated May 13, 1998, by and between Continental Grain Company and CGC Asset Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 12, 2010).

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

Date: June 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. LUTER, III	Chairman of the Board and Director	June 18, 2010
Joseph W. Luter, III

/s/ C. LARRY POPE	President, Chief Executive Officer and Director	June 18, 2010
C. Larry Pope

/s/ ROBERT W. MANLY, IV	Executive Vice President and Chief Financial Officer	June 18, 2010
Robert W. Manly, IV	(Principal Financial Officer)

/s/ KENNETH M. SULLIVAN	Vice President and Chief Accounting Officer	June 18, 2010
Kenneth M. Sullivan	(Principal Accounting Officer)

/s/ ROBERT L. BURRUS, JR.	Director	June 18, 2010
Robert L. Burrus, Jr.

/s/ CAROL T. CRAWFORD	Director	June 18, 2010
Carol T. Crawford

/s/ RAY A. GOLDBERG	Director	June 18, 2010
Ray A. Goldberg

/s/ WENDELL H. MURPHY	Director	June 18, 2010
Wendell H. Murphy

/s/ DAVID C. NELSON	Director	June 18, 2010
David C. Nelson

/s/ GAONING NING	Director	June 18, 2010
Gaoning Ning

/s/ FRANK S. ROYAL, M.D.	Director	June 18, 2010
Frank S. Royal, M.D.

/s/ JOHN T. SCHWIETERS	Director	June 18, 2010
John T. Schwieters

/s/ PAUL S. TRIBLE, JR.	Director	June 18, 2010
Paul S. Trible, Jr.

/s/ MELVIN O. WRIGHT	Director	June 18, 2010
Melvin O. Wright