Form 10-Q
period 2010-08-01
SMITHFIELD FOODS INC
filed 2010-09-09
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2010

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

At August 30, 2010, 166,013,232 shares of the registrant’s Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended
	August 1, 2010	August 2, 2009
	(unaudited)
Sales	$2,901.3	$2,715.3
Cost of sales	2,533.6	2,616.6
Gross profit	367.7	98.7
Selling, general and administrative expenses	201.0	183.8
Equity in income of affiliates	(10.9)	(10.3)
Operating profit (loss)	177.6	(74.8)
Interest expense	68.6	60.5
Other loss	-	7.4
Income (loss) before income taxes	109.0	(142.7)
Income tax expense (benefit)	32.7	(35.0)
Net income (loss)	$76.3	$(107.7)

Net income (loss) per share:
Basic	$.46	$(.75)
Diluted	$.46	$(.75)

Weighted average shares outstanding:
Basic	166.0	143.6
Diluted	167.2	143.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	August 1, 2010	May 2, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$542.4	$451.2
Accounts receivable, net	673.4	621.5
Inventories	1,755.0	1,860.0
Prepaid expenses and other current assets	303.4	387.6
Total current assets	3,274.2	3,320.3

Property, plant and equipment, net	2,302.6	2,358.7
Goodwill	816.9	822.9
Investments	598.8	625.0
Intangible assets, net	388.5	389.6
Other assets	215.4	192.4
Total assets	$7,596.4	$7,708.9

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$33.6	$16.9
Current portion of long-term debt and capital lease obligations	120.0	72.8
Accounts payable	368.2	383.8
Accrued expenses and other current liabilities	583.8	718.4
Total current liabilities	1,105.6	1,191.9

Long-term debt and capital lease obligations	2,857.5	2,918.4
Other liabilities	829.8	838.4

Redeemable noncontrolling interests	2.0	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	-	-
Common stock, $.50 par value, 500,000,000 authorized shares; 166,013,232 and 165,995,732 issued and outstanding	83.0	83.0
Additional paid-in capital	1,628.8	1,626.9
Stock held in trust	(65.6)	(65.5)
Retained earnings	1,615.0	1,538.7
Accumulated other comprehensive loss	(462.2)	(427.5)
Total shareholders’ equity	2,799.0	2,755.6
Noncontrolling interests	2.5	2.6
Total equity	2,801.5	2,758.2
Total liabilities and equity	$7,596.4	$7,708.9

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	August 1, 2010	August 2, 2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$76.3	$(107.7)
Adjustments to reconcile net cash flows from operating activities:
Equity in income of affiliates	(10.9)	(10.3)
Depreciation and amortization	58.3	61.0
Impairment of assets	0.6	34.1
Changes in operating assets and liabilities and other, net:	(21.6)	89.4
Net cash flows from operating activities	102.7	66.5

Cash flows from investing activities:
Capital expenditures	(30.8)	(30.4)
Other	14.8	4.2
Net cash flows from investing activities	(16.0)	(26.2)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	604.3
Net proceeds (repayments) on revolving credit facilities and notes payable	28.2	(134.8)
Principal payments on long-term debt and capital lease obligations	(23.7)	(75.9)
Proceeds from the issuance of common stock	0.2	-
Debt issuance costs	-	(48.1)
Net cash flows from financing activities	4.7	345.5

Effect of foreign exchange rate changes on cash	(0.2)	1.8
Net change in cash and cash equivalents	91.2	387.6
Cash and cash equivalents at beginning of period	451.2	119.0
Cash and cash equivalents at end of period	$542.4	$506.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Smithfield Foods, Inc., together with its subsidiaries (the “Company,” “we,” “us” or “our”), is the largest hog producer and pork processor in the world. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We conduct our operations through five reporting segments: Pork, International, Hog Production, Other and Corporate. In the first quarter of fiscal 2011, we moved certain operations from our Hog Production segment into our International segment.  See Note 14—Segment Data for information on these changes.

You should read these statements in conjunction with the audited consolidated financial statements and the related notes which are included in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. The enclosed interim consolidated condensed financial information is unaudited. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included.

The three months ended August 1, 2010 correspond to the first quarter of fiscal 2011 and the three months ended August 2, 2009 correspond to the first quarter of fiscal 2010. Certain prior year amounts have changed to conform to current year presentations.

 NOTE 2: ACCOUNTING CHANGES AND NEW ACCOUNTING GUIDANCE

In June 2009 and December 2009, the Financial Accounting Standards Board (the FASB) issued guidance requiring an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing assessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We adopted this guidance in the first quarter of fiscal year 2011 and determined that it had no impact on our consolidated condensed financial statements.

NOTE 3: INVENTORIES

Inventories consist of the following:

	August 1, 2010	May 2, 2010
	(in millions)
Live hogs	$841.6	$853.5
Fresh and packaged meats	707.2	786.0
Manufacturing supplies	66.9	70.5
Grains and other	139.3	150.0
Total inventories	$1,755.0	$1,860.0

NOTE 4: DERIVATIVES FINANCIAL INSTRUMENTS

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

We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. As of August 1, 2010, prepaid expenses and other current assets included $65.3 million representing cash on deposit with brokers to cover losses on our open derivative instruments. We have reviewed our derivative contracts and have determined that they do not contain credit contingent features which would require us to post additional collateral if we did not maintain a credit rating equivalent to what was in place at the time the contracts were entered into.

We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, and therefore our credit risk is not significant. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of August 1, 2010, we had credit exposure of $6.1 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, our credit exposure was reduced to $1.8 million. No significant concentrations of credit risk existed as of August 1, 2010.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments in the consolidated condensed balance sheets on a gross basis. All grain contracts, livestock contracts and foreign exchange contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate. Interest rate contracts are recorded in accrued expenses and other current liabilities or other liabilities, as appropriate.

	Assets		Liabilities
	August 1, 2010	May 2, 2010	August 1, 2010	May 2, 2010
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$27.6	$11.5	$1.2	$3.4
Livestock contracts	-	-	23.0	40.8
Interest rate contracts	-	-	7.2	8.1
Foreign exchange contracts	0.5	3.0	5.5	-
Total	28.1	14.5	36.9	52.3

Derivatives using the "mark-to-market" method:
Grain contracts	5.6	5.5	15.9	6.5
Livestock contracts	4.5	5.8	24.8	87.6
Energy contracts	-	-	0.9	4.0
Foreign exchange contracts	0.1	0.5	2.1	0.2
Total	10.2	11.8	43.7	98.3
Total fair value of derivative instruments	$38.3	$26.3	$80.6	$150.6

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

During the three months ended August 1, 2010, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	20,447,900	50,190,000	Bushels
Soybean meal	403,031	516,000	Tons
Lean hogs	182,640,000	226,600,000	Pounds
Interest rate	200,000,000	200,000,000	U.S. Dollars
Foreign currency (1)	58,755,092	89,021,606	U.S. Dollars
__________________

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

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

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Loss Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$14.8	$(20.2)	$(4.0)	$(59.5)	$(0.2)	$(2.5)
Lean hog contracts	(5.0)	8.5	(10.5)	-	(0.3)	-
Interest rate contracts	(0.5)	2.7	(1.1)	(1.5)	-	-
Foreign exchange contracts	(5.6)	6.1	(1.9)	(7.5)	-	-
Total	$3.7	$(2.9)	$(17.5)	$(68.5)	$(0.5)	$(2.5)

For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.

As of August 1, 2010, there were deferred net losses of $13.3 million, net of tax of $6.3 million, in accumulated other comprehensive loss. As of May 2, 2010, there were deferred net losses of $24.5 million, net of tax of $15.5 million, in accumulated other comprehensive loss. We expect to reclassify $19.4 million ($11.8 million net of tax) of the deferred net losses on closed commodity contracts into earnings within the next twelve months. Because the value of open contracts is subject to change, we are unable to estimate the gains or losses to be reclassified into earnings within the next twelve months.

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

During the three months ended August 1, 2010, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	2,495,000	5,330,000	Bushels
Lean hogs	129,720,000	431,440,000	Pounds
__________________

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gain (Loss) Recognized in Earnings on Derivative		Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
	(in millions)		(in millions)
Commodity contracts	$5.0	$8.1	$3.9	$(7.8)
Interest rate contracts	-	0.6	-	(0.6)
Foreign exchange contracts	-	1.1	-	(0.5)
Total	$5.0	$9.8	$3.9	$(8.9)

During the first quarter of fiscal 2011, we amortized into earnings $22.1 million of losses on commodity derivative contracts as the underlying cash transactions affected earnings.

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

During the three months ended August 1, 2010, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	277,920,000	1,011,960,000	Pounds
Corn	1,490,000	45,643,300	Bushels
Soybean meal	82,500	335,834	Tons
Soybeans	115,000	225,000	Bushels
Wheat	-	85,000	Bushels
Live cattle	760,000	1,400,000	Pounds
Pork bellies	-	2,040,000	Pounds
Natural gas	2,040,000	2,490,000	Million BTU
Foreign currency (1)	79,383,852	114,175,772	U.S. Dollars
__________________

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended
	August 1, 2010	August 2, 2009
	(in millions)
Commodity contracts	$36.2	$12.1
Foreign exchange contracts	2.4	(6.2)
Total	$38.6	$5.9

The table above reflects gains and losses from both open and closed contracts including, among other things, gains and losses related to contracts designed to hedge price movements that occur entirely within a quarter. The table includes amounts for both realized and unrealized gains and losses. The table is not, therefore, a simple representation of unrealized gains and losses recognized in the income statement during any period presented.

NOTE 5: PORK RESTRUCTURING AND HOG PRODUCTION COST SAVINGS INITIATIVE

Pork Restructuring

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  The plan included the closure of six plants, the last of which was closed in February 2010 (fiscal 2010). This restructuring is intended to make us more competitive by improving operating efficiencies and increasing plant utilization. As of August 1, 2010 (fiscal 2011), the Restructuring Plan was substantially complete with cumulative restructuring and impairment charges of $107.2 million. In the first quarter of fiscal 2011, we incurred charges totaling $1.7 million and anticipate incurring approximately $2 million of charges in the second quarter of fiscal 2011. As of August 1, 2010, the balance of accrued expenses on the consolidated condensed balance sheet was $9.0 million.

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

All of the charges presented above have been recorded in cost of sales in the Hog Production segment. The following table summarizes the balance of accrued expenses, the cumulative expense incurred to date and the expected remaining expenses to be incurred related to the Cost Savings Initiative by major type of cost.

	Accrued Balance May 2, 2010	Current Period Expense	Payments	Accrued Balance August 1, 2010	Cumulative Expense-to-Date	Estimated Remaining Expense
Cost savings activities:	(in millions)
Contract terminations	$1.8	$-	$(0.2)	$1.6	$2.8	$22.9
Other associated costs	-	0.2	(0.2)	-	0.2	9.2
Total cost savings activities	$1.8	0.2	$(0.4)	$1.6	3.0	32.1

Other charges:
Accelerated depreciation		0.3			4.1	1.8
Impairment		-			2.5	-
Total other charges		0.3			6.6	1.8
Total cost savings activities and other charges		$0.5			$9.6	$33.9

NOTE 6: INVESTMENTS

Investments consist of the following:

Equity Investment	% Owned	August 1, 2010	May 2, 2010
		(in millions)
Campofrío Food Group (CFG)	37%	$387.8	$417.3
Butterball, LLC (Butterball)	49%	101.1	99.8
Mexican joint ventures	50%	76.6	75.1
All other equity method investments	Various	33.3	32.8
Total investments		$598.8	$625.0

Equity in (income) loss of affiliates consists of the following:

		Three Months Ended
Equity Investment	Segment	August 1, 2010	August 2, 2009
		(in millions)
CFG (1)	International	$(3.2)	$(3.6)
Butterball	Other	(1.3)	0.6
Mexican joint ventures	International	(4.9)	(5.6)
All other equity method investments	Various	(1.5)	(1.7)
Equity in income of affiliates		$(10.9)	$(10.3)
____________________

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

As of August 1, 2010, we held 37,811,302 shares of CFG common stock. The stock was valued at €7.28 per share (approximately $9.48 per share) on the close of the last day of trading before the end of our first quarter of fiscal 2011. Based on the stock price and foreign exchange rate as of August 1, 2010, the carrying value of our investment in CFG, net of the pre-tax cumulative translation adjustment, exceeded the market value of the underlying securities by $58.5 million. We have analyzed our investment in CFG for impairment and have determined that the fair value of our investment exceeded the carrying value as of August 1, 2010. We have estimated the fair value based on the historical prices and trading volumes of the stock, the impact of the movement in foreign currency translation and the premium applied for our noncontrolling interest in CFG. Based on our assessment, no impairment was recorded.

NOTE 7: DEBT

Our various debt agreements contain covenants that limit additional borrowings, acquisitions, dispositions, leasing of assets and payments of dividends to shareholders, among other restrictions.

Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test).  As of August 1, 2010, we did not meet the Incurrence Test.  Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the second quarter of fiscal 2011 at the earliest.  The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test is not a default. In addition to limiting our ability to incur additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from borrowing on our asset-based revolving credit agreement that supports short-term funding needs and letters of credit (ABL Credit Facility) or from refinancing existing indebtedness. Therefore we do not expect the limitations resulting from our inability to satisfy the Incurrence Test to have a material adverse effect on our business or liquidity.

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

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $76.8 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $66.3 million was outstanding as of August 1, 2010, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $13.3 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

NOTE 9: INCOME TAXES

Our effective tax rate was 30% and 25% for the first quarter of fiscal 2011 and 2010, respectively. The variation in the effective tax rate during these periods was due primarily to the mix of foreign earnings (which have lower effective tax rates) and domestic earnings in fiscal 2011 compared to fiscal 2010, the benefit of the Federal manufacturer’s deduction and the forecasted utilization of foreign tax credits in fiscal 2011.

NOTE 10: PENSION PLANS

The components of net periodic pension cost consist of:

	Three Months Ended
	August 1, 2010	August 2, 2009
	(in millions)
Service cost	$9.2	$5.6
Interest cost	18.8	18.4
Expected return on plan assets	(16.0)	(12.3)
Net amortization	8.5	5.1
Net periodic pension cost	$20.5	$16.8

NOTE 11: SHAREHOLDERS’ EQUITY

Stock Options

In the first quarter of fiscal 2011, we issued 17,500 shares of common stock upon the exercise of stock options. We issued 160,100 shares of common stock upon exercise of stock options in fiscal 2010. As of August 1, 2010, 2,636,270 stock options were outstanding.

Performance Share Units

In June 2010 (fiscal 2011), we granted 370,000 performance share units under the 2008 Incentive Compensation Plan (the Incentive Plan). Each performance share unit represents and has a value equal to one share of our common stock. Payment of the vested performance share units generally will be in our common stock. The performance share units will vest ratably over a two-year service period provided that the Company achieves a certain earnings target in either fiscal 2011 or fiscal 2012. Also, in June 2010 (fiscal 2011), we granted a number of performance share units to certain employees in our Pork Group. The actual number of performance share units is based on the achievement of certain sales volume growth targets for the Pork segment and will range from aggregate awards of 105,000 to 175,000 performance share units provided the Company achieves a certain earnings target for fiscal 2011. The fair value of the performance share units was determined based on our closing stock price on the date of grant of $17.57. The fair value is being recognized over the expected life of each award. If the expected life of each award is inconsistent with the actual vesting period, for example, because the earnings target is met in a period that differs from our expectation, then compensation expense will be adjusted prospectively to reflect the change in the expected life of the award.

We granted 722,000 performance share units in fiscal 2010. The maximum number of performance share units outstanding as of August 1, 2010 was 1,427,000.

Comprehensive Income

The components of comprehensive income (loss), net of tax, consist of:

	Three Months Ended
	August 1, 2010	August 2, 2009
	(in millions)
Net income (loss)	$76.3	$(107.7)
Hedge accounting	11.3	45.8
Foreign currency translation	(51.3)	46.8
Pension accounting	5.3	2.5
Total comprehensive income (loss)	$41.6	$(12.6)

NOTE 12: FAIR VALUE MEASUREMENTS

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were measured at fair value on a recurring basis as of August 1, 2010.

	Fair Value Measurements	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives:
Commodity contracts	$1.7	$-	$1.7	$-
Foreign exchange contracts	0.6	-	0.6	-
Money market fund	430.1	430.1	-	-
Insurance contracts	40.7	40.7	-	-
Total	$473.1	$470.8	$2.3	$-

Liabilities
Derivatives:
Commodity contracts	$29.8	$29.5	$0.3	$-
Interest rate contracts	7.2	-	7.2	-
Foreign exchange contracts	7.6	-	7.6	-
Total	$44.6	$29.5	$15.1	$-

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

In fiscal 2011 and fiscal 2010, we wrote down certain assets to their estimated fair values. Certain of these assets have since been sold. The fair value of the remaining assets, which consist primarily of property, plant and equipment, was determined to be approximately $50.8 million as of August 1, 2010 and May 2, 2010. The fair value measurements of these assets were determined using relevant market data based on recent transactions for similar assets and third party estimates, which we classify as Level 2 inputs. Fair values were also determined using valuation techniques, which incorporate unobservable inputs that reflect our own assumptions regarding how market participants would price the assets, which we classify as Level 3 inputs.

Other Financial Instruments

We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of August 1, 2010 and May 2, 2010.

	August 1, 2010		May 2, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$3,110.8	$2,949.7	$3,229.3	$2,963.0

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 13: CONTINGENCIES

Insurance Recoveries

In July 2009 (fiscal 2010), a fire occurred at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Incorporated (Patrick Cudahy), in Cudahy, WI.  The fire damaged a portion of the facility’s production space and required the temporary cessation of operations, but did not consume the entire facility. Shortly after the fire, we resumed production activities in undamaged portions of the plant, including the distribution center, and took steps to address the supply needs for Patrick Cudahy products by shifting production to other Company and third-party facilities.

We maintain comprehensive general liability and property insurance, including business interruption insurance, with loss limits that we believe will provide substantial and broad coverage for the losses arising from this accident.  We are working with our insurance carrier to determine the extent of loss. We received advances totaling $70.0 million toward the ultimate settlement in the final three quarters of fiscal 2010.

In the first quarter of fiscal 2011, we received an additional $5.5 million in proceeds. The receipt of these additional proceeds was applied against out-of-pocket costs and other losses incurred as a result of the fire. Therefore, the resulting impact of the fire on our consolidated condensed statement of income was insignificant for all periods presented. The magnitude and timing of the ultimate settlement is currently unknown. However, we expect the level of insurance proceeds to fully cover the costs and losses incurred from the fire.

Litigation

There have been no signifiant developments regarding the litigation disclosed in Note 18 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010, nor have any signficant new matters arisen during fiscal 2011.

NOTE 14: SEGMENT DATA

We conduct our operations through five reportable segments: Pork, International, Hog Production, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments.

The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Hog Production segment consists of our hog production operations located in the U.S. The Other segment is comprised of our turkey production operations, our 49% interest in Butterball, and through the first quarter of fiscal 2010, our live cattle operations. The Corporate segment provides management and administrative services to support our other segments.

Prior to the first quarter of fiscal 2011, our hog production operations in Poland and Romania and our interest in hog production operations in Mexico were included in our Hog Production segment. In the first quarter of fiscal 2011, these operations were moved into our International segment to more appropriately align our operating segments with the way our chief operating decision maker (CODM) now assesses performance of these segments and allocates resources to these segments. The fiscal 2010 results presented below have been restated to reflect this change in our reportable segments.

The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended
	August 1, 2010	August 2, 2009
	(in millions)
Sales:
Segment sales—
Pork	$2,413.5	$2,251.8
Hog Production	648.3	476.4
International	316.3	294.4
Other	30.4	71.2
Total segment sales	3,408.5	3,093.8
Intersegment sales—
Pork	(7.5)	(8.4)
Hog Production	(490.1)	(362.0)
International	(9.6)	(8.1)
Total intersegment sales	(507.2)	(378.5)
Consolidated sales	$2,901.3	$2,715.3

Operating profit (loss):
Pork	$113.3	$101.0
Hog Production	63.8	(180.2)
International	24.5	25.4
Other	1.2	(4.6)
Corporate	(25.2)	(16.4)
Consolidated operating profit (loss)	$177.6	$(74.8)

NOTE 15: SUBSEQUENT EVENT

In August 2010 (fiscal 2011) and through September 8, 2010, we repurchased a portion of our senior unsecured notes due August 2011 for $71.3 million. We have classified the carrying amount of these notes totaling $69.4 million within current portion of long-term debt and capital lease obligations on the consolidated condensed balance sheet as of August 1, 2010. A loss of approximately $1.9 million on the repurchase of this debt will be recognized in the second quarter of fiscal 2011. We anticipate interest savings of approximately $2.8 million through the original maturity date of these notes as a result of these repurchases.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following information in conjunction with the unaudited consolidated condensed financial statements and the related notes in this Quarterly Report and the audited financial statements and the related notes as well as Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010.

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

The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Hog Production segment consists of our hog production operations located in the U.S. The Other segment is comprised of our turkey production operations, our 49% interest in Butterball, and through the first quarter of fiscal 2010, our live cattle operations. The Corporate segment provides management and administrative services to support our other segments.

Prior to the first quarter of fiscal 2011, our hog production operations in Poland and Romania and our interest in hog production operations in Mexico were included in our Hog Production segment. In the first quarter of fiscal 2011, these operations were moved into our International segment to more appropriately align our operating segments with the way our chief operating decision maker (CODM) now assesses performance of these segments and allocates resources to these segments. The fiscal 2010 results presented below have been restated to reflect this change in our reportable segments.

First Quarter of Fiscal 2011 Summary

Net income was $76.3 million, or $.46 per diluted share, in the first quarter of fiscal 2011, compared to a net loss of $107.7 million, or $(.75) per diluted share, in the same quarter last year. The following significant factors impacted first quarter of fiscal 2011 results compared to the first quarter of fiscal 2010:

▪	Pork segment operating profit increased to $113.3 million, the fourth consecutive year of record first quarter results, driven by substantially higher fresh pork market prices.

▪	International segment operating profit was relatively consistent with prior year results.

▪	Hog Production segment operating profit increased $244.0 million due to a substantially higher meat values and a decrease in raising costs.

▪	Other segment operating profit was higher due to improved results at Butterball and lower feed costs in our turkey growout operations.

Outlook

The commodity markets affecting our business are extremely volatile and fluctuate on a daily basis. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪
Pork—Despite tight hog supplies and high live hog prices, which typically place pressure on fresh pork margins, we achieved very solid processing margins in the first quarter of fiscal 2011.  As we enter the second quarter, fundamentals in the fresh pork complex are very strong.  The segment should benefit from lower industry slaughter levels and relatively low protein freezer stocks.  Accordingly, we remain optimistic about our fresh pork performance moving into the balance of fiscal 2011. We expect export volumes to remain solid.  Healthy levels of export demand will provide additional domestic price support and help the overall fresh pork complex.

Pricing discipline, rationalization of low margin business, lower raw material costs and the benefits of the Restructuring Plan (as defined below) pushed packaged meats profits to record highs in fiscal 2010.  In the first quarter of fiscal 2011, margins retreated from fiscal 2010’s record highs, but still remained historically strong. For the balance of fiscal 2011, we expect our packaged meats business will continue to be solidly profitable, notwithstanding comparatively higher raw material costs associated with higher live hog prices. Margins are still expected to be strong in historical terms. We expect margins in this end of the business to average in excess of $.10 per pound.

In summary, we are optimistic about the Pork segment for the balance of fiscal 2011. We expect the actions we have taken on the sales, operating and restructuring fronts will support segment profitability. With the Restructuring Plan largely completed, we are re-focusing our efforts on sales and marketing initiatives designed to drive profitable top line growth.

▪
International—We continue to be pleased with the performance of our international meat operations, especially in Poland where we had record profits in fiscal 2010 despite very high live hog prices. We expect our international meat operations to continue improving their operating performance as we move through fiscal 2011. We also expect a positive contribution from our investment in CFG, as defined below. However, CFG will be operating in an adverse environment of high unemployment and recessionary conditions across Western Europe, which may hinder its ability to produce good results.

On the international live production front, our wholly-owned live production operations in Poland, Romania and Mexico performed well in fiscal 2010. As we move through fiscal 2011, we expect continued positive contributions from our live swine operations in Poland and Mexico.  We also expect a net positive contribution from our Romanian farms for the balance of the year, as anticipated production and productivity increases offset a loss of government subsidies in that country.

▪
Hog Production—Finally, in the first quarter, after a considerable and extended period of sizable losses in the hog production industry, the cycle has turned and the environment has improved significantly. Modest contractions in the U.S. sow herd contributed to tightened supplies which, in turn, has resulted in higher live hog market prices. We do not foresee significant herd expansion on the horizon, which should help stabilize prices at healthier levels than fiscal 2010. Live production fundamentals appear to be favorable for the foreseeable future.

Our domestic raising costs spiked to all-time highs in the second quarter of fiscal 2009, reaching a quarterly average of $63 per hundredweight. Since that time, raising costs have moderated substantially to the mid-$50’s per hundredweight. While we may see some seasonal moderation, we expect raising costs will remain in the mid-$50’s per hundredweight throughout fiscal 2011. Beyond that, we have also developed a plan, described more fully below, to improve our long-term cost structure. We expect the cost savings plan will reduce our base raising costs by approximately $2 per hundredweight. However, the plan may take several years to complete before the benefits are fully realized.

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

Recent Regulatory Developments

In June 2010, the United States Department of Agriculture, Grain Inspection, Packers and Stockyards Administration (GIPSA) published a proposed rule adding new regulations under the Packers and Stockyards Act. If adopted as proposed, the new regulations could have a significant impact on marketing and procurement practices in the meat production and processing industry, including on integrated hog producers and processors, like us.  We cannot presently assess the full economic impact of the proposed regulations on the meat processing industry or on our operations.  For more information regarding these proposed regulations, see “Item 1A. Risk Factors” herein.

RESULTS OF OPERATIONS

Significant Events Affecting Results of Operations

Hog Production Cost Savings Initiative Update

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

All of the charges have been recorded in cost of sales in the Hog Production segment. The following table summarizes the balance of accrued expenses, the cumulative expense incurred to date and the expected remaining expenses to be incurred related to the Cost Savings Initiative by major type of cost.

	Accrued Balance May 2, 2010	Current Period Expense	Payments	Accrued Balance August 1, 2010	Cumulative Expense-to-Date	Estimated Remaining Expense
Cost savings activities:	(in millions)
Contract terminations	$1.8	$-	$(0.2)	$1.6	$2.8	$22.9
Other associated costs	-	0.2	(0.2)	-	0.2	9.2
Total cost savings activities	$1.8	0.2	$(0.4)	$1.6	3.0	32.1

Other charges:
Accelerated depreciation		0.3			4.1	1.8
Impairment		-			2.5	-
Total other charges		0.3			6.6	1.8
Total cost savings activities and other charges		$0.5			$9.6	$33.9

We do not believe the benefits of the Cost Savings Initiative will have any significant impact on our results of operations in fiscal 2011. Beginning in fiscal 2012, we expect a gradual improvement in profitability of our Hog Production segment as a result of the Cost Savings Initiative. We expect that by fiscal 2014, the benefits of this initiative will be fully realized and we currently estimate profitability improvement of approximately $2 per hundredweight.

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

Consolidated Results of Operations

Sales and cost of sales

	Three Months Ended
	August 1, 2010	August 2, 2009	% Change
	(in millions)
Sales	$2,901.3	$2,715.3	7%
Cost of sales	2,533.6	2,616.6	(3)
Gross profit	$367.7	$98.7	273%
Gross profit margin	13%	4%

The following items explain the significant changes in sales and gross profit:

▪	Average unit selling prices in the Pork segment increased 15% driven primarily by a reduction in the supply of pork products and stable demand in the market.

▪	Domestic live hog market prices increased to $58 per hundredweight from $42 in the prior year reflecting tighter supply in the industry.

▪	Domestic raising costs decreased to $54 per hundredweight from $58 per hundredweight in the prior year driven by lower feed prices.

▪
Cost of sales in the first quarter of fiscal 2010 included $34.1 million in impairment charges related to certain hog farms, which are more fully explained under “Significant Events Affecting Results of Operations” above.

Selling, general and administrative expenses (SG&A)

	Three Months Ended
	August 1, 2010	August 2, 2009	% Change
	(in millions)
Selling, general and administrative expenses	$201.0	$183.8	9%

The following items explain the significant changes in SG&A:

▪	Pension expense and other compensation related expenses increased $3.7 million and $4.7 million, respectively.

▪	A reduction in the amount of government subsidies recognized for our Romanian hog production operations increased SG&A by $7.8 million.

▪	Changes in the cash surrender value of life insurance policies resulted in a year-over-year increase in SG&A of $4.6 million.

Equity in (income) loss of affiliates

	Three Months Ended
	August 1, 2010	August 2, 2009	% Change
	(in millions)
Campofrío Food Group (CFG)	$(3.2)	$(3.6)	(11)%
Butterball, LLC (Butterball)	(1.3)	0.6	317
Mexican joint ventures	(4.9)	(5.6)	(13)
All other equity method investments	(1.5)	(1.7)	(12)
Equity in income of affiliates	$(10.9)	$(10.3)	6%

The increase of equity in income of affiliates was primarily due to an improvement in Butterball's results due to lower feed costs.

Interest expense

	Three Months Ended
	August 1, 2010	August 2, 2009	% Change
	(in millions)
Interest expense	$68.6	$60.5	13%

The increase in interest expense was primarily due to higher interest rates on debt and the amortization of debt issuance costs associated with the issuance of debt in the first quarter of fiscal 2010.

Other loss

	Three Months Ended
	August 1, 2010	August 2, 2009	% Change
	(in millions)
Other loss	$-	$7.4	NM

As described more fully under “Liquidity and Capital Resources” below, we terminated commitments under our $1.3 billion secured revolving credit agreement (the U.S. Credit Facility) in the first quarter of fiscal 2010, and recognized a $7.4 million charge related to the write-off of amendment fees and costs associated with the U.S. Credit Facility as a loss on debt extinguishment.

Income tax expense (benefit)

	Three Months Ended
	August 1, 2010	August 2, 2009
Income tax expense (benefit)	$32.7	$(35.0)
Effective tax rate	30%	25%

The variation in the effective tax rate during these periods was due primarily to the mix of foreign earnings (which have lower effective tax rates) and domestic earnings in fiscal 2011 compared to fiscal 2010, the benefit of the Federal manufacturer’s deduction and the forecasted utilization of foreign tax credits in fiscal 2011.

Segment Results

The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.

Pork Segment

	Three Months Ended
	August 1, 2010	August 2, 2009	% Change
	(in millions, unless indicated otherwise)
Sales:
Fresh pork (1)	$1,151.4	$1,046.8	10%
Packaged meats	1,262.1	1,205.0	5
Total	$2,413.5	$2,251.8	7%

Operating profit (loss):
Fresh pork (1)	$46.0	$(5.0)	NM %
Packaged meats	67.3	106.0	(37)
Total	$113.3	$101.0	12%

Sales volume (pounds):
Fresh pork			(6)%
Packaged meats			(6)
Total			(7)

Average unit selling price (dollars):
Fresh pork			17%
Packaged meats			12
Total			15

Average domestic live hog prices (per hundred weight) (2)	$58.21	$42.30	38%
____________________

(1)	Includes by-products and rendering.

(2)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:

▪	Sales and operating profit were positively impacted by substantially higher average unit selling prices driven by a reduction in the supply of pork products and stable demand in the market.

▪	Fresh pork operating profit was $7 per head compared to a loss of $1 per head last year as fresh pork market prices increased to record seasonal levels and slaughter levels declined 11%.

▪
Packaged meats operating profit margins were $.11 per pound compared to $.17 per pound last year.  The decrease reflects substantially higher raw material costs, which we were unable to fully pass on to consumers.

Hog Production Segment

	Three Months Ended
	August 1, 2010	August 2, 2009	% Change
	(in millions, unless indicated otherwise)
Sales	$648.3	$476.4	36%
Operating profit (loss)	63.8	(180.2)	135

Head sold	3.83	3.97	(4)%

Average domestic live hog prices (per hundred weight) (1)	$58.21	$42.30	38%
Raising costs (per hundred weight)	53.52	57.79	(7)
 ____________________

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:

▪
Sales and operating profit were positively impacted by substantially higher live hog prices due to a reduction in the supply of market hogs. The decline in head sold reflects the contraction in our sow herd.

▪	Operating profit was positively impacted by lower raising costs, driven by lower grain prices.

▪
Operating loss in the first quarter of fiscal 2010 included $34.1 million in impairment charges related to certain hog farms, which are more fully explained under "Significant Events Affecting Results of Operations" above.

▪
Operating profit in the first quarter of fiscal 2011 included approximately $11.3 million in gains on the sale of breeding stock compared to approximately $6.1 million in losses in the first quarter of fiscal 2010.

International Segment

	Three Months Ended
	August 1, 2010	August 2, 2009	% Change
	(in millions, unless indicated otherwise)
Sales:
Poland	$241.8	$221.3	9%
Romania	46.6	48.2	(3)
Other	27.9	24.9	12
Total	$316.3	$294.4	7%

Operating profit (loss):
Poland	$17.4	$9.8	78%
Romania	(0.2)	7.3	(103)
Other (1)	7.3	8.3	(12)
Total	$24.5	$25.4	(4)%

Poland:
Sales volume (pounds)			30%
Average unit selling price			(16)
Head processed			38
Head sold			16
Raising costs (per hundredweight)			(6)

Romania:
Sales volume			11%
Average unit selling price			(12)
Head processed			-
Head sold			-
Raising costs (per hundredweight)			(26)
 ____________________

(1)	Includes our equity method investments in Mexico and the results from our investment in CFG.

In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:

▪
The increase in sales volume in Poland was due to an improved fresh pork environment along with a strong demand in packaged meats. The decrease in selling price was due to a change in product mix between fresh and packaged products.

▪	In Romania, we recognized $7.8 million less in government subsidies for hog production than the prior year due to an expiration of the subsidy program in the second half of fiscal 2010.

▪	Foreign currency losses were $2.7 million lower than the prior year.

▪	Equity income from our equity method investments decreased $1.1 million.

Other Segment

	Three Months Ended
	August 1, 2010	August 2, 2009	% Change
	(in millions)
Sales	$30.4	$71.2	(57	) %
Operating profit (loss)	1.2	(4.6)	126

The following items explain the significant changes in Other segment sales and operating profit:

▪	Other segment sales for the first quarter of fiscal 2010 included $33.3 million from the sale of our remaining live cattle.

▪	Sales were negatively impacted by an 18% decline in sales volume from our turkey grow out operations.

▪	Equity income from Butterball improved operating profit by $1.9 million.

Corporate Segment

	Three Months Ended
	August 1, 2010	August 2, 2009	% Change
	(in millions)
Operating loss	$(25.2)	$(16.4)	(54	) %

The following items explain the significant changes in the Corporate segment’s operating loss:

▪	Changes in the cash surrender value of life insurance policies resulted in a year-over-year increase in operating loss of $4.7 million.

▪	Compensation expenses increased $1.8 million.

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

Our focus has shifted from acquisitions and capital spending to integration and debt reduction. Capital expenditures have averaged $272.5 million over the last three full fiscal years. We expect capital spending for fiscal 2011 to be well below this average.

Based on the following, we believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months:

▪
As of August 1, 2010, our liquidity position was approximately $1.3 billion, comprised of $758.8 million of availability under the ABL Credit Facility (as defined below), $542.4 million in cash and cash equivalents and $40.4 million of availability under international credit lines.

▪	We generated $102.7 million of positive net cash flows from operating activities in the first quarter of fiscal 2011.

▪	We have no substantial debt obligations coming due until the second quarter of fiscal 2012.

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

Credit Facilities

	August 1, 2010
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
ABL Credit Facility	$1,000.0	$(25.1)	$(216.1)	$-	$758.8
International facilities	113.3	-	-	(72.9)	40.4
Total credit facilities	$1,113.3	$(25.1)	$(216.1)	$(72.9)	$799.2

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

Obligations under the ABL Credit Facility are guaranteed by substantially all of our U.S. subsidiaries and are secured by a first-priority lien on the ABL Collateral (as defined below), which also secures the 2014 Notes (as defined below) and our obligations under the Rabobank Term Loan (as defined below) on a second-priority basis. Our obligations under the ABL Facility are also secured by a second-priority lien on the Non-ABL Collateral (as defined below), which secures the 2014 Notes and our obligations under the Rabobank Term Loan on a first-priority basis.

Securities

We have a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for repayment of existing debt or general corporate purposes.

Cash Flows

Operating Activities

	Three Months Ended
	August 1, 2010	August 2, 2009
	(in millions)
Net cash flows from operating activities	$102.7	$66.5

The following items explain the significant changes in cash flows from operating activities:

▪	Cash received from customers increased as a result of higher sales.

▪	Cash paid for grain was less than the prior year due to lower feed prices.

▪	Cash received for the settlement of derivative contracts and for margin requirements was $43.5 million in the current year quarter compared to $4.5 million in the prior year quarter.

▪	We contributed $33.4 million to our supplemental executive retirement plan in the first quarter of fiscal 2011 compared to $0.2 million in the prior year quarter.

▪	Cash paid to outside hog suppliers was significantly higher than the prior year due to a 38% increase in average live hog market prices.

▪	We received a cash dividend from CFG of approximately $3.4 million in the first quarter of fiscal 2011 compared to $16.6 million in the prior year quarter.

Investing Activities

	Three Months Ended
	August 1, 2010	August 2, 2009
	(in millions)
Capital expenditures	$(30.8)	$(30.4)
Other	14.8	4.2
Net cash flows from investing activities	$(16.0)	$(26.2)

The following items explain the significant investing activities for the three months ended August 1, 2010 and August 2, 2009:

Fiscal 2011

▪	Capital expenditures primarily related to plant and hog farm improvement projects.

▪	Other investing activies consists primarily of proceeds from sale of property, plant and equipment.

Fiscal 2010

▪	Capital expenditures primarily related to the Restructuring Plan and plant and hog farm improvement projects.

Financing Activities

	Three Months Ended
	August 1, 2010	August 2, 2009
	(in millions)
Proceeds from the issuance of long-term debt	$-	$604.3
Net proceeds (repayments) on revolving credit facilities and notes payable	28.2	(134.8)
Principal payments on long-term debt and capital lease obligations	(23.7)	(75.9)
Proceeds from the issuance of common stock	0.2	-
Debt issuance costs	-	(48.1)
Net cash flows from financing activities	$4.7	$345.5

The following items explain the significant financing activities for the three months ended August 1, 2010 and August 2, 2009:

Fiscal 2011

▪	We received $13.6 million and $11.9 million, respectively, from the issuance of notes payable and draws on credit facilities in the International segment.

▪	We paid $22.5 million on outstanding loans in the International segment.

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

Credit Ratings

As of the end of the first quarter of fiscal year 2011, our credit ratings were ‘B-’ by Standard & Poor’s Rating Services (S&P) and ‘B2’ by Moody’s Investor Services (Moody’s).  Although we had no borrowings outstanding on the ABL Credit Facility, the interest expense spread that would have been applicable based on these ratings would have been 4.50%. A downgrade by either rating agency would not result in an increase in our interest expense spread because any borrowings would currently be subject to the maximum spread under our ratings based pricing.

Debt Covenants and the Incurrence Test

Our various debt agreements contain covenants that limit additional borrowings, acquisitions, dispositions, leasing of assets and payments of dividends to shareholders, among other restrictions.

Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test).  As of August 1, 2010, we did not meet the Incurrence Test.  Due to the trailing twelve month nature of the Incurrence Test, we do not expect to meet the Incurrence Test again until the second quarter of fiscal 2011 at the earliest.  The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test is not a default. In addition to limiting our ability to incur additional indebtedness, our failure to meet the Incurrence Test restricts us from engaging in certain other activities, including paying cash dividends, repurchasing our common stock and making certain investments. However, our failure to meet the Incurrence Test does not preclude us from borrowing on the ABL Credit Facility or from refinancing existing indebtedness. Therefore we do not expect the limitations resulting from our inability to satisfy the Incurrence Test to have a material adverse effect on our business or liquidity.

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

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $76.8 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $66.3 million was outstanding as of August 1, 2010, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $13.3 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

Additional Matters Affecting Liquidity

Capital Projects

As of August 1, 2010, we had total estimated remaining capital expenditures of $128 million on approved projects, including approximately $80 million related to the Cost Savings Initiative. These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities. Total capital expenditures are expected to remain below depreciation in fiscal 2011.

Repurchase of Senior Unsecured Notes

In August 2010 (fiscal 2011) and through September 8, 2010, we repurchased a portion of our senior unsecured notes due August 2011 for $71.3 million. We have classified the carrying amount of these notes totaling $69.4 million within current portion of long-term debt and capital lease obligations on the consolidated condensed balance sheet as of August 1, 2010. A loss of approximately $1.9 million on the repurchase of this debt will be recognized in the second quarter of fiscal 2011.

Butterball Buy/Sell Option

In June 2010 (fiscal 2011), we announced that we have made an offer to purchase our joint venture partner’s 51% ownership interest in Butterball and our partner’s related turkey production assets for approximately $200 million. In accordance with Butterball’s operating agreement, our partner may either accept the offer to sell or be required to purchase our 49% interest and our related turkey production assets. We expect to conclude the buy/sell decision no later than September 2010 (fiscal 2011) and close before the end of the calendar year. If we are the buyer, we will be required to retire Butterball’s debt obligations totaling approximately $240 million as of August 1, 2010. Additionally, if we are the buyer, we anticipate that a significant amount of capital investment and marketing will be necessary to increase Butterball’s earnings potential. We believe our current liquidity position will be sufficient to finance this transaction. However, we will evaluate capital alternatives at the appropriate time.

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the first quarter of fiscal 2011, margin deposits posted by us ranged from $43.8 million to $193.9 million. The average daily amount on deposit with brokers during fiscal 2011 was $101.1 million. As of August 1, 2010, the net amount on deposit with brokers was $65.3 million.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations, our ability to effectively restructure portions of our operations and achieve cost savings from such restructurings and other risks and uncertainties described under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended August 1, 2010 and under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For complete quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of August 1, 2010 and May 2, 2010.

	August 1, 2010	May 2, 2010
	(in millions)
Livestock	$63.3	$137.2
Grains	34.4	48.8
Energy	0.7	0.9
Interest rates	0.1	0.2
Foreign currency	9.3	5.0

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of August 1, 2010. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of August 1, 2010.

There were no changes in our internal control over financial reporting during our first quarter of fiscal 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Missouri Litigation

The following updates the disclosure of the “Missouri Litigation” as set forth under Item 3. Legal Proceedings in our Annual Report on Form 10-K filed on June 18, 2010.

PSF is a wholly-owned subsidiary that we acquired on May 7, 2007 when a wholly-owned subsidiary of ours merged with and into PSF. As a result of our acquisition of PSF and through other separate acquisitions by CGC of our common stock, CGC beneficially owned approximately 7.9% of our common stock as of June 16, 2010.

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

On March 4, 2010, a jury trial involving 15 plaintiffs who live near Homan farm resulted in a jury verdict of compensatory damages for the plaintiffs for a total of $11,050,000. Thirteen of the Homan farm plaintiffs received damages in the amount of $825,000 each.  One of the plaintiffs received damages in the amount of $250,000, while another plaintiff received $75,000. On May 24, 2010, the court denied defendants’ Motion for Judgment Notwithstanding the Verdict and Motion for New Trial or, in the Alternative, Motion for Remittitur. On June 2, 2010, the defendants filed their Notice of Appeal, and appellate proceedings are currently pending in the Court of Appeals of Missouri (Western District). The Company believes that there are substantial grounds for reversal of the verdict on appeal.  Pursuant to a pre-existing arrangement, PSF is obligated to indemnify CGC for certain liabilities, if any, resulting from the Missouri litigation, including any liabilities resulting from the foregoing verdict.

On April 27, 2010, defendants filed a Motion for Separate Trials seeking deconsolidation of the remaining Adwell plaintiffs’ claims, including claims of those plaintiffs included in the next Adwell trial, which will resolve the claims of up to 28 plaintiffs who live near Scott Colby farm. Although the court denied the Motion for Separate Trials on June 28, 2010, it reset the date for that next Adwell trial from January 31, 2011 to August 1, 2011.

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

In May 2004, two additional nuisance suits were filed in the Circuit Court of Daviess County, Missouri entitled Vernon Hanes, et al. v. PSF, et al. and Steve Hanes, et al. v. PSF, et al. Plaintiffs in the Vernon Hanes case allege nuisance, negligence, violation of civil rights, and negligence of contractor. In addition, plaintiffs in both the Vernon and Steve Hanes cases assert personal injury and property damage claims. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys’ fees, as well as injunctive relief. On March 28, 2008, plaintiffs in the Vernon Hanes case voluntarily dismissed all claims without prejudice. A new petition was filed by the Vernon Hanes plaintiffs on April 14, 2008, alleging nuisance, negligence and trespass against six defendants, including us. The Vernon Hanes case was transferred to DeKalb County and has been set for trial to commence on October 4, 2010.

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

Following the initial transfers, plaintiffs filed motions to transfer each of the cases back to Jackson County. Those motions were denied in all nine cases, but seven cases were transferred to neighboring counties pursuant to Missouri’s venue rules. Following all transfers, Herrold cases were pending in Chariton, Clark, DeKalb, Harrison, Jackson, Linn, and Nodaway counties. Plaintiffs agreed to file Amended Petitions in all cases except Jackson County; however, Amended Petitions have been filed in only Chariton, Clark, Harrison, Linn and Nodaway counties. In the Amended Petitions filed in Chariton on April 30, 2010 and in Linn on May 13, 2010, plaintiffs added claims of negligence and also claim that defendants are liable for the alleged negligence of several contract grower farms. Pursuant to notices of dismissal filed by plaintiffs on January 27, February 23 and April 10, 2009, all cases in Nodaway County have been dismissed. Discovery is now proceeding in the remaining cases where Amended Petitions have been filed.

In February 2006, the same lawyer who represents the plaintiffs in Hanes filed a nuisance lawsuit entitled Garold McDaniel, et al. v. PSF, et al. in the Circuit Court of Daviess County, Missouri. In the Second Amended Petition, which was filed on February 2008, plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and injunctive relief. The parties are conducting discovery, and no trial date has been set.

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

In July 2008, the same lawyers who filed the Adwell, Bounds, Herrold, Torrey and Cooper lawsuits filed a nuisance lawsuit entitled John Arnold, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Daviess County, Missouri. The Company, two of our subsidiaries, PSF and KC2 Real Estate LLC, CGC, and one employee were all named as defendants. There were three plaintiffs in the lawsuit, who are residents of Daviess County and who claimed to live near swine farms owned or operated by defendants. Plaintiffs alleged that odors from these farms cause nuisances that interfere with the use and enjoyment of their properties. On April 20, 2009, plaintiffs voluntarily dismissed this case without prejudice.  Plaintiffs refiled the case on April 20, 2010, adding CGC as a defendant. Defendants have filed responsive pleadings, including a motion to dismiss all claims against the employee-defendant.

We believe we have good defenses to all of the actions described above and intend to defend vigorously these suits.

Extension of Missouri State Consent Judgment

The following updates the disclosure of the Missouri State Consent Judgment under “Regulation: Regulatory and Other Proceedings” as set forth under Item 1. Business in our Annual Report on Form 10-K filed on June 18, 2010.

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

Prior to our acquisition of PSF, it estimated in 2004 that it would invest approximately $33.0 million in total capital to implement the new technologies by calendar 2010 to comply with the judgment and decree. As of May 2, 2010, PSF estimated costs to comply with the judgment and decree to be approximately $41.0 million, of which $28.4 million had been spent. Included in these expenditures is a fertilizer plant in northern Missouri that converts waste into commercial grade fertilizer. As of May 2, 2010, we also anticipated spending an estimated $2.3 million to replace aging lagoon covers, which PSF installed in the past to comply with consent judgment obligations.

On September 1, 2010, PSF and the Attorney General of the State of Missouri jointly filed a Judgment Extending the Consent Judgment (the Extension) to install new technologies approved in April 2010 by the panel of university experts responsible for approving new technologies.  Pursuant to the terms of the Extension, PSF agreed, among other things, to reduce the hog population at three farms, install mechanical devices designed to scrape manure from the subfloors of barns at certain Missouri farms (the scrapers), and make a voluntary payment of $1.0 million to the road funds and school funds in specified Missouri counties where PSF operates.  The Extension provides for various benchmarks and a timetable to complete these tasks with stipulated penalties for not meeting the deadlines.  The deadline for the full installation of the scrapers has been extended to July 31, 2012. Although PSF continues to analyze the expected costs to implement the Extension, it does not currently expect that the estimated costs to comply with the Extension materially increase the $41.0 million estimate to comply with the judgment and decree as of May 2, 2010.

ITEM 1A.                      RISK FACTORS

The following risk factor has been updated from the previous disclosure in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010.

Governmental authorities may take further action restricting our ability to produce and/or sell livestock or adopt new regulations impacting our production or processing operations, which could adversely affect our business.

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

Further, in June 2010, the United States Department of Agriculture, Grain Inspection, Packers and Stockyards Administration (GIPSA) published a proposed rule adding new regulations under the Packers and Stockyards Act (PSA). If adopted as proposed, the new regulations appear to, among other things:

•	prohibit meat packers from purchasing livestock from other packers or their affiliates;

•
eliminate the requirement that GIPSA or livestock producers demonstrate competitive harm to prove violations of Sections 202(a) and 202(b) of the PSA, which sections limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in livestock purchasing practices;

•	require meat packers to maintain written records justifying deviations from standard price or contract terms offered to livestock producers; and

•	limit a packer’s ability to purchase livestock through dealers operating as packer buyers.

As an integrated hog producer and processor, these new regulations, if adopted, could significantly impact our relationships both with other meat packers to whom we sell livestock and with our independent contract growers from whom we buy livestock by prohibiting or restricting numerous practices that have been permitted for decades. We cannot predict whether the proposed regulations or some modified regulations will be adopted or the extent of the effect of any such regulations on the meat processing industry or on our operations or financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 3, 2010 to June 1, 2010	-		n/a	n/a	2,873,430
June 2, 2010 to July 1, 2010	5,639		$15.56	n/a	2,873,430
July 2, 2010 to August 1, 2010	-		n/a	n/a	2,873,430
Total	5,639	(2)	$15.56	n/a	2,873,430
____________________

(1)
As of August 1, 2010, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005. There is no expiration date for this repurchase plan.

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
Articles of Amendment effective August 27, 2009 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 11, 2009).

Exhibit 3.2	—
Amendment to the Bylaws effective June 16, 2010, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2010).

Exhibit 4.1	—
Form of Subordinated Indenture between the Company and U.S. Bank National Association, as trustee, as supplemented from time to time (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed with the SEC on June 25, 2010).

Exhibit 10.1	—
Summary of Performance Share Unit Awards to Executive Officers in the Pork Group granted on June 15, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2010).

Exhibit 10.2	—
Retirement Agreement and General Release dated as of August 9, 2010 between the Company and Richard J. M. Poulson (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2010).

Exhibit 10.3	—	Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award to Executive Officers in the Pork Group granted on June 15, 2010 (filed herewith).
Exhibit 10.4	—	Compensation for Named Executive Officers for fiscal 2011 (filed herewith).
Exhibit 10.5	—	Smithfield Foods, Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on September 8, 2010).
Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2	—
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

Date: September 9, 2010