Form 10-Q
period 2010-12-09
SMITHFIELD FOODS INC
filed 2010-12-10
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

At December 2, 2010, 166,019,898 shares of the registrant’s Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(unaudited)		(unaudited)
Sales	$2,998.8	$2,692.4	$5,900.1	$5,407.7
Cost of sales	2,566.1	2,524.1	5,099.7	5,140.7
Gross profit	432.7	168.3	800.4	267.0
Selling, general and administrative expenses	172.8	180.0	373.8	363.8
Equity in income of affiliates	(18.2)	(13.5)	(29.1)	(23.8)
Operating profit (loss)	278.1	1.8	455.7	(73.0)
Interest expense	65.5	71.2	134.1	131.7
Loss on debt extinguishment	7.3	3.6	7.3	11.0
Income (loss) before income taxes	205.3	(73.0)	314.3	(215.7)
Income tax expense (benefit)	61.6	(46.6)	94.3	(81.6)
Net income (loss)	$143.7	$(26.4)	$220.0	$(134.1)

Net income (loss) per share:
Basic	$.87	$(.17)	$1.33	$(.90)
Diluted	$.86	$(.17)	$1.32	$(.90)

Weighted average shares outstanding:
Basic	166.0	153.1	166.0	148.4
Effect of dilutive stock awards	1.1	-	1.2	-
Diluted	167.1	153.1	167.2	148.4

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	October 31, 2010	May 2, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$429.2	$451.2
Accounts receivable, net	779.8	618.8
Inventories	1,956.6	1,836.9
Prepaid expenses and other current assets	407.6	553.8
Total current assets	3,573.2	3,460.7

Property, plant and equipment, net	2,307.4	2,358.0
Goodwill	807.8	803.3
Investments	548.3	521.3
Intangible assets, net	388.3	389.6
Other assets	268.3	177.9
Total assets	$7,893.3	$7,710.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$38.5	$16.9
Current portion of long-term debt and capital lease obligations	463.1	72.8
Accounts payable	438.8	383.8
Accrued expenses and other current liabilities	673.8	716.3
Total current liabilities	1,614.2	1,189.8

Long-term debt and capital lease obligations	2,325.9	2,918.4
Other liabilities	841.4	838.4

Redeemable noncontrolling interests	2.0	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	-	-
Common stock, $.50 par value, 200,000,000 authorized shares; 166,014,898 and 165,995,732 issued and outstanding	83.0	83.0
Additional paid-in capital	1,632.3	1,626.9
Stock held in trust	(66.4)	(65.5)
Retained earnings	1,758.7	1,538.7
Accumulated other comprehensive loss	(299.8)	(423.5)
Total shareholders’ equity	3,107.8	2,759.6
Noncontrolling interests	2.0	2.6
Total equity	3,109.8	2,762.2
Total liabilities and shareholders' equity	$7,893.3	$7,710.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	October 31, 2010	November 1, 2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$220.0	$(134.1)
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	116.9	120.0
Impairment of assets	1.5	38.5
(Gain) loss on sale of property, plant and equipment, including breeding stock	(17.3)	13.3
Equity in income of affiliates	(29.1)	(23.8)
Pension expense	41.0	33.7
Pension contributions	(101.1)	(17.5)
Changes in operating assets and liabilities and other, net	5.9	100.1
Net cash flows from operating activities	237.8	130.2

Cash flows from investing activities:
Capital expenditures	(68.3)	(90.7)
Net proceeds (purchases) of breeding stock	19.9	(8.2)
Insurance proceeds	-	9.9
Other	10.9	5.4
Net cash flows from investing activities	(37.5)	(83.6)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	840.1
Principal payments on long-term debt and capital lease obligations	(230.7)	(313.6)
Net proceeds (repayments) on revolving credit facilities and notes payables	35.3	(463.0)
Proceeds from the issuance of common stock and stock option exercises	0.3	294.8
Cash posted as collateral	(27.7)	-
Debt issuance costs	-	(59.3)
Net cash flows from financing activities	(222.8)	299.0

Effect of foreign exchange rate changes on cash	0.5	0.2
Net change in cash and cash equivalents	(22.0)	345.8
Cash and cash equivalents at beginning of period	451.2	119.0
Cash and cash equivalents at end of period	$429.2	$464.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Smithfield Foods, Inc., together with its subsidiaries (the “Company,” “we,” “us” or “our”), is the largest hog producer and pork processor in the world. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We conduct our operations through five reporting segments: Pork, Hog Production, International, Other and Corporate. In the first quarter of fiscal 2011, we moved certain operations from our Hog Production segment into our International segment.  See Note 16—Reportable Segments for information on these changes.

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

Unless otherwise stated, the amounts presented in these notes to our consolidated condensed financial statements are based on continuing operations for all fiscal periods included.  The three months ended October 31, 2010 correspond to the second quarter of fiscal 2011 and the three months ended November 1, 2009 correspond to the second quarter of fiscal 2010. Certain prior year amounts have changed to conform to current year presentations.

NOTE 2: ACCOUNTING CHANGES AND NEW ACCOUNTING GUIDANCE

In June 2009 and December 2009, the Financial Accounting Standards Board (the FASB) issued guidance requiring an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing assessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We adopted this guidance in the first quarter of fiscal 2011 and determined that it had no impact on our consolidated condensed financial statements.

NOTE 3: DISPOSITION

In June 2010 (fiscal 2011), we announced that we had made an offer to purchase our joint venture partner’s 51% ownership interest in Butterball, LLC (Butterball) and our partner’s related turkey production assets. In accordance with Butterball’s operating agreement, our partner had to either accept the offer to sell or be required to purchase our 49% interest and our related turkey production assets, which we refer to below as our turkey operations.

In September 2010 (fiscal 2011), we were notified of our joint venture partner’s decision to purchase our 49% interest in Butterball and our related turkey production assets. In December 2010 (fiscal 2011), we completed the sale of these assets for $167.0 million.

As a result of the sale, we reclassified our investment in Butterball and our related turkey production assets to prepaid expenses and other current assets. The operating results and cash flows from our turkey operations were not considered material for separate disclosure.

NOTE 4: CASH COLLATERAL ARRANGEMENTS

In the second quarter of fiscal 2011, we transferred $20.0 million of cash into a deposit account to serve as collateral for banking services provided by our cash management services provider in place of letters of credit previously used under our banking agreement. We have reclassified the account balance to prepaid expenses and other current assets on the consolidated condensed balance sheet as of October 31, 2010.

Also in the second quarter of fiscal 2011, we transferred a total of $39.4 million and $7.7 million of cash to our workers compensation service providers and the counterparty of our interest rate swap contract, respectively. The cash generally replaced letters of credit previously held as collateral in these arrangements. As a result of these transfers, we have reclassified the balance to other assets on the consolidated condensed balance sheet as of October 31, 2010.

NOTE 5: INVENTORIES

Inventories consist of the following:

	October 31, 2010	May 2, 2010
	(in millions)
Fresh and packaged meats	$876.5	$786.0
Live hogs	857.3	853.5
Grains	99.6	66.9
Manufacturing supplies	68.8	70.5
Other	54.4	60.0
Total inventories	$1,956.6	$1,836.9

NOTE 6: DERIVATIVES FINANCIAL INSTRUMENTS

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

We record all derivatives in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the “mark-to-market” method). We may elect either method of accounting for our derivative portfolio, assuming all the necessary requirements are met. We have in the past availed ourselves of either acceptable method and expect to do so in the future. We believe all of our derivative instruments represent economic hedges against changes in prices and rates, regardless of their designation for accounting purposes.

We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of October 31, 2010, prepaid expenses and other current assets included $22.9 million representing cash on deposit with brokers to cover losses on our open derivative instruments. As of October 31, 2010, accrued expenses and other current liabilities included $62.3 million representing cash deposits received from brokers to cover gains on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. We have reviewed our derivative contracts and have determined that they do not contain credit contingent features which would require us to post additional collateral if we did not maintain a credit rating equivalent to what was in place at the time the contracts were entered into.

We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, and therefore our credit risk is not significant. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of October 31, 2010, we had credit exposure of $29.3 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, our credit exposure was reduced to $24.7 million. No significant concentrations of credit risk existed as of October 31, 2010.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments in the consolidated condensed balance sheets on a gross basis. All grain contracts, livestock contracts and foreign exchange contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate. The interest rate contract is recorded in other liabilities.

	Assets		Liabilities
	October 31, 2010	May 2, 2010	October 31, 2010	May 2, 2010
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$85.0	$11.5	$10.8	$3.4
Livestock contracts	24.7	-	0.8	40.8
Interest rate contracts	-	-	5.8	8.1
Foreign exchange contracts	1.4	3.0	0.4	-
Total	111.1	14.5	17.8	52.3

Derivatives using the "mark-to-market" method:
Grain contracts	27.3	5.5	7.7	6.5
Livestock contracts	6.0	5.8	4.5	87.6
Energy contracts	0.1	-	2.2	4.0
Foreign exchange contracts	-	0.5	0.1	0.2
Total	33.4	11.8	14.5	98.3
Total fair value of derivative instruments	$144.5	$26.3	$32.3	$150.6

Hedge Accounting Method

Cash Flow Hedges

We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. We generally do not hedge anticipated transactions beyond twelve months.

During the six months ended October 31, 2010, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	20,447,900	50,190,000	Bushels
Soybean meal	322,000	516,000	Tons
Lean Hogs	182,640,000	625,040,000	Pounds
Interest rate	200,000,000	200,000,000	U.S. Dollars
Foreign currency (1)	40,001,950	89,021,606	U.S. Dollars
__________________

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

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

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$90.0	$22.1	$1.3	$(24.2)	$0.9	$(4.3)
Lean hog contracts	24.0	(1.9)	(9.2)	3.2	0.4	(0.1)
Interest rate contracts	(0.7)	(1.3)	(2.4)	(1.1)	-	-
Foreign exchange contracts	1.7	4.5	(0.8)	2.9	-	-
Total	$115.0	$23.4	$(11.1)	$(19.2)	$1.3	$(4.4)

	Six Months Ended		Six Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$104.8	$1.9	$(2.7)	$(83.7)	$0.7	$(6.8)
Lean hog contracts	19.0	6.6	(19.7)	3.2	0.1	(0.1)
Interest rate contracts	(1.2)	1.4	(3.5)	(2.6)	-	-
Foreign exchange contracts	(3.9)	10.6	(2.7)	(4.6)	-	-
Total	$118.7	$20.5	$(28.6)	$(87.7)	$0.8	$(6.9)

For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.

As of October 31, 2010, there were deferred net gains of $65.1 million, net of tax of $42.3 million, in accumulated other comprehensive loss. As of May 2, 2010, there were deferred net losses of $24.5 million, net of tax of $15.5 million, in accumulated other comprehensive loss. We expect to reclassify $15.4 million ($6.0 million net of tax) of the deferred net gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.

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

During the six months ended October 31, 2010, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	2,495,000	11,400,000	Bushels
Lean Hogs	129,720,000	431,440,000	Pounds
__________________

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gain (Loss) Recognized in Earnings on Derivative		Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(in millions)		(in millions)
Commodity contracts	$0.7	$(15.0)	$(6.2)	$15.9
Foreign exchange contracts	-	2.0	-	(0.9)
Total	$0.7	$(13.0)	$(6.2)	$15.0

	Six Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(in millions)		(in millions)
Commodity contracts	$5.7	$(6.9)	$(2.3)	$8.1
Interest rate contracts	-	0.6	-	(0.6)
Foreign exchange contracts	-	3.1	-	(1.4)
Total	$5.7	$(3.2)	$(2.3)	$6.1

We amortized into earnings $2.4 million and $2.8 million of gains for the three months ended October 31, 2010 and November 1, 2009, respectively, and $19.8 million of losses and $4.8 million of gains for the six months ended October 31, 2010 and November 1, 2009, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.

For fair value hedges of inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in a gain of $6.3 million and a loss of $2.4 million for the three and six months ended October 31, 2010, respectively. No such gains or losses were recorded in the first six months of fiscal 2010.

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

During the six months ended October 31, 2010, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	87,360,000	1,011,960,000	Pounds
Corn	815,000	45,643,300	Bushels
Soybean meal	35,775	335,834	Tons
Soybeans	115,000	420,000	Bushels
Wheat	-	250,000	Bushels
Live cattle	280,000	1,400,000	Pounds
Pork bellies	-	2,040,000	Pounds
Natural gas	2,040,000	3,160,000	Million BTU
Foreign currency (1)	74,338,989	125,366,599	U.S. Dollars
__________________

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(in millions)		(in millions)
Commodity contracts	$27.2	$2.4	$63.4	$14.5
Foreign exchange contracts	(7.3)	(4.8)	(4.9)	(11.0)
Total	$19.9	$(2.4)	$58.5	$3.5

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

NOTE 7: PORK RESTRUCTURING AND HOG PRODUCTION COST SAVINGS INITIATIVE

Pork Restructuring

In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  The plan included the closure of six plants, the last of which was closed in February 2010 (fiscal 2010). This restructuring has made us more competitive by improving operating efficiencies and increasing plant utilization. We completed the Restructuring Plan in the second quarter of fiscal 2011 with cumulative restructuring and impairment charges of approximately $105 million. We incurred charges of $6.3 million and $3.4 million in the first and second quarters of fiscal 2010, respectively, related to the Restructuring Plan. Activity in fiscal 2011 was immaterial. As of October 31, 2010, the balance of accrued expenses on the consolidated condensed balance sheet was $4.3 million.

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

The following table summarizes the balance of accrued expenses, the cumulative expenses incurred to date and the expected remaining expenses to be incurred related to the Cost Savings Initiative by major type of cost. All of the charges presented have been recorded in cost of sales in the Hog Production segment.

	Accrued Balance May 2, 2010	1st Quarter FY 2011 Expense	2nd Quarter FY 2011 Expense	Payments	Accrued Balance October 31, 2010	Cumulative Expense-to-Date	Estimated Remaining Expense
Cost savings activities:	(in millions)
Contract terminations	$1.8	$-	$13.9	$(0.8)	$14.9	$16.7	$9.0
Other associated costs	-	0.2	0.8	(1.0)	-	1.0	8.4
Total cost savings activities	$1.8	0.2	14.7	$(1.8)	$14.9	17.7	17.4

Other charges:
Accelerated depreciation		0.3	0.6			4.7	1.2
Impairment		-	-			2.5	-
Total other charges		0.3	0.6			7.2	1.2
Total cost savings activities and other charges		$0.5	$15.3			$24.9	$18.6

NOTE 8: INVESTMENTS

Investments consist of the following:

Equity Investment	% Owned	October 31, 2010	May 2, 2010
		(in millions)
Campofrío Food Group (CFG)	37%	$429.2	$417.3
Mexican joint ventures	Various	90.1	75.1
Other	Various	29.0	28.9
Total investments		$548.3	$521.3

Equity in (income) loss of affiliates consists of the following:

		Three Months Ended		Six Months Ended
Equity Investment	Segment	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
		(in millions)		(in millions)
CFG (1)	International	$(7.7)	$(4.2)	$(10.9)	$(7.8)
Mexican joint ventures	International	(10.9)	(1.3)	(15.8)	(6.9)
Butterball (2)	Other	-	(8.0)	(1.3)	(7.4)
All other equity method investments	Various	0.4	-	(1.1)	(1.7)
Equity in income of affiliates		$(18.2)	$(13.5)	$(29.1)	$(23.8)
____________________

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

(2)	In the second quarter of fiscal 2011, we were notified of our joint venture partner's decision to purchase our 49% interest in Butterball. See Note 3—Disposition.

As of October 31, 2010, we held 37,811,302 shares of CFG common stock. The stock was valued at €7.36 per share (approximately $10.20 per share) on the close of the last day of trading before the end of our second quarter of fiscal 2011. Based on the stock price and foreign exchange rate as of October 31, 2010, the carrying value of our investment in CFG, net of the pre-tax cumulative translation adjustment, exceeded the market value of the underlying securities by $42.3 million. We have analyzed our investment in CFG for impairment and have determined that the fair value of our investment exceeded the carrying value as of October 31, 2010. We have estimated the fair value based on the historical prices and trading volumes of the stock, the impact of the movement in foreign currency translation and the premium applied for our noncontrolling interest in CFG. Based on our assessment, no impairment was recorded.

NOTE 9: DEBT

In August 2010 (fiscal 2011), we began repurchasing a portion of our senior unsecured notes due August 2011. During the second quarter of fiscal 2011, we paid $210.7 million to repurchase notes with a face value of $203.8 million. We recognized a loss of $7.3 million, including the write-off of related unamortized debt costs, as a result of these debt repurchases.

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

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $74.5 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $60.8 million was outstanding as of October 31, 2010, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $13.0 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

NOTE 11: INCOME TAXES

Our effective tax rate was 30% and 64% for the three months ended October 31, 2010 and November 1, 2009, respectively, and 30% and 38% for the six months ended October 31, 2010 and November 1, 2009, respectively. The significant year-over-year variance in the effective tax rate for the second quarter resulted primarily from a change in the prior year to the full year projection of pre-tax earnings, which resulted in a higher effective tax rate in the second quarter of fiscal 2010. The variation in the effective tax rates for the six month periods was due primarily to the mix of foreign earnings (which have lower effective tax rates) and domestic earnings in fiscal 2011 compared to fiscal 2010, the benefit of the Federal manufacturer’s deduction and the forecasted utilization of foreign tax credits in fiscal 2011.

NOTE 12: PENSION PLANS

The components of net periodic pension cost consist of:

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(in millions)		(in millions)
Service cost	$9.3	$5.7	$18.5	$11.3
Interest cost	18.7	18.5	37.5	36.9
Expected return on plan assets	(16.0)	(12.3)	(32.0)	(24.6)
Net amortization	8.5	5.0	17.0	10.1
Net periodic pension cost	$20.5	$16.9	$41.0	$33.7

NOTE 13: SHAREHOLDERS’ EQUITY

Stock Options

In fiscal 2011, we issued a total of 19,166 shares of common stock upon the exercise of stock options. We issued 160,100 shares of common stock upon exercise of stock options in fiscal 2010. As of October 31, 2010, 2,589,604 stock options were outstanding.

Performance Share Units

In June 2010 (fiscal 2011), we granted 370,000 performance share units under the 2008 Incentive Compensation Plan (the Incentive Plan). Each performance share unit represents and has a value equal to one share of our common stock. Payment of the vested performance share units generally will be in our common stock. The performance share units will vest ratably over a two-year service period provided that the Company achieves a certain earnings target in either fiscal 2011 or fiscal 2012. Also, in June 2010 (fiscal 2011), we granted a number of performance share units to certain employees in our Pork Group. The actual number of performance share units is based on the achievement of certain sales volume growth targets for the Pork segment and will range from aggregate awards of zero to 175,000 performance share units provided the Company achieves a certain earnings target for fiscal 2011. The fair value of the performance share units was determined based on our closing stock price on the date of grant of $17.57. The fair value is being recognized over the expected life of each award. If the expected life of each award is inconsistent with the actual vesting period, for example, because the earnings target is met in a period that differs from our expectation, then compensation expense will be adjusted prospectively to reflect the change in the expected life of the award.

We granted 722,000 performance share units in fiscal 2010. The maximum number of performance share units outstanding as of October 31, 2010 was 1,364,500.

Comprehensive Income

The components of comprehensive income (loss), net of tax, consist of:

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(in millions)		(in millions)
Net income (loss)	$143.7	$(26.4)	$220.0	$(134.1)
Hedge accounting	78.4	17.3	89.7	63.1
Foreign currency translation	74.8	12.3	23.5	59.1
Pension accounting	5.2	3.0	10.5	5.5
Total comprehensive income (loss)	$302.1	$6.2	$343.7	$(6.4)

NOTE 14: FAIR VALUE MEASUREMENTS

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

▪	Level 3—unobservable inputs for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were measured at fair value on a recurring basis as of October 31, 2010.

	Fair Value Measurements	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives:
Commodity contracts	$117.5	$93.8	$23.7	$-
Foreign exchange contracts	1.4	-	1.4	-
Insurance contracts	43.6	43.6	-	-
Total	$162.5	$137.4	$25.1	$-

Liabilities
Derivatives:
Commodity contracts	$0.4	$-	$0.4	$-
Interest rate contracts	5.8	-	5.8	-
Foreign exchange contracts	0.5	-	0.5	-
Total	$6.7	$-	$6.7	$-

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

We invested our cash in an overnight money market fund, which was treated as a trading security with the unrealized gains recorded in earnings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

In fiscal 2011 and fiscal 2010, we wrote down certain assets to their estimated fair values. Certain of these assets have since been sold. The fair value of the remaining assets, which consist primarily of property, plant and equipment, was determined to be approximately $50.8 million as of October 31, 2010 and May 2, 2010. The fair value measurements of these assets were determined using relevant market data based on recent transactions for similar assets and third party estimates, which we classify as Level 2 inputs. Fair values were also determined using valuation techniques, which incorporate unobservable inputs that reflect our own assumptions regarding how market participants would price the assets, which we classify as Level 3 inputs.

Other Financial Instruments

We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of October 31, 2010 and May 2, 2010.

	October 31, 2010		May 2, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$3,018.3	$2,761.2	$3,229.3	$2,963.0

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 15: CONTINGENCIES

Fire Insurance Recoveries

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

We maintain comprehensive general liability and property insurance, including business interruption insurance. We received advances totaling $75.5 million toward the ultimate settlement through the second quarter of fiscal 2011. The receipt of these proceeds was applied against out-of-pocket costs and other losses incurred as a result of the fire. Therefore, the resulting impact of the fire on our consolidated condensed statement of income was insignificant for all periods presented. See Note 17—Subsequent Events for further information regarding the insurance settlement.

Litigation

There have been no significant developments regarding the litigation disclosed in Note 18 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010, nor have any significant new matters arisen during fiscal 2011.

NOTE 16: REPORTABLE SEGMENTS

We conduct our operations through five reportable segments: Pork, Hog Production, International, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations, our 49% interest in Butterball, and through the first quarter of fiscal 2010, our live cattle operations. The Corporate segment provides management and administrative services to support our other segments.

Prior to the first quarter of fiscal 2011, our hog production operations in Poland and Romania and our interest in hog production operations in Mexico were included in our Hog Production segment. In the first quarter of fiscal 2011, these operations were moved into our International segment to more appropriately align our operating segments with the way our chief operating decision maker now assesses performance of these segments and allocates resources to these segments. The fiscal 2010 results presented below have been restated to reflect this change in our reportable segments.

The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(in millions)		(in millions)
Sales:
Segment sales—
Pork	$2,478.1	$2,241.7	$4,891.6	$4,493.5
Hog Production	706.6	467.5	1,354.9	943.9
International	329.4	332.3	645.7	626.7
Other	31.4	26.7	61.8	97.9
Total segment sales	3,545.5	3,068.2	6,954.0	6,162.0
Intersegment sales—
Pork	(6.3)	(7.2)	(13.8)	(15.6)
Hog Production	(530.5)	(359.5)	(1,020.6)	(721.5)
International	(9.9)	(9.1)	(19.5)	(17.2)
Total intersegment sales	(546.7)	(375.8)	(1,053.9)	(754.3)
Consolidated sales	$2,998.8	$2,692.4	$5,900.1	$5,407.7

Operating profit (loss):
Pork	$188.9	$173.7	$302.2	$274.7
Hog Production	78.3	(194.7)	142.1	(374.9)
International	44.1	43.0	68.6	68.4
Other	(3.0)	(0.8)	(1.8)	(5.4)
Corporate	(30.2)	(19.4)	(55.4)	(35.8)
Consolidated operating profit (loss)	$278.1	$1.8	$455.7	$(73.0)

NOTE 17: SUBSEQUENT EVENTS

Insurance Litigation Settlement

In November 2010 (fiscal 2011), we reached a settlement with one of our insurance carriers regarding the reimbursement of certain past and future defense costs associated with our Missouri litigation. Related to this matter, we recognized a benefit of $19.1 million in selling, general and administrative expenses in the Hog Production segment in the second quarter of fiscal 2011.

Debt Tender Offer

In November 2010 (fiscal 2011), we announced that we had commenced an offer to purchase for cash (the Tender Offer) up to an aggregate of $337.0 million principal amount of our outstanding senior unsecured notes due August 2011. The Tender Offer expired on December 1, 2010. As a result of the Tender Offer, we paid $332.4 million to repurchase notes with a face value of $318.4 million. A loss of approximately $14 million on the repurchase of this debt will be recognized in the third quarter of fiscal 2011.

Fire Insurance Settlement

In December 2010 (fiscal 2011), we reached an agreement in principle with our insurance carriers for a total of $208 million to settle the claim related to the fire that occurred at our Patrick Cudahy facility. We were advanced $75.5 million of this settlement through the second quarter of fiscal 2011. We expect to receive the remaining $132.5 million of this settlement in the third quarter of fiscal 2011. We anticipate recording a gain of approximately $120 million to $125 million on the final settlement in the third quarter of fiscal 2011.

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

We conduct our operations through five reportable segments: Pork, Hog Production, International, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Other segment is comprised of our turkey production operations, our 49% interest in Butterball, and through the first quarter of fiscal 2010, our live cattle operations. The Corporate segment provides management and administrative services to support our other segments.

Prior to the first quarter of fiscal 2011, our hog production operations in Poland and Romania and our interest in hog production operations in Mexico were included in our Hog Production segment. In the first quarter of fiscal 2011, these operations were moved into our International segment to more appropriately align our operating segments with the way our chief operating decision maker now assesses performance of these segments and allocates resources to these segments. The fiscal 2010 results presented below have been restated to reflect this change in our reportable segments.

Second Quarter of Fiscal 2011 Summary

Net income was $143.7 million, or $.86 per diluted share, in the second quarter of fiscal 2011, compared to a net loss of $26.4 million, or $(.17) per diluted share, in the same quarter last year. The following summarizes the results of each of our reportable segments for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010:

▪	Pork segment operating profit increased from $173.7 million to $188.9 million driven by substantially higher fresh pork market prices, which offset the impact of higher raw material costs.

▪	International segment operating profit was relatively consistent with prior year results.

▪	Hog Production segment operating profit increased $273.0 million due to substantially higher live hog prices.

▪	Other segment operating profit was relatively consistent with prior year results.

▪	Corporate segment operating loss increased $10.8 million primarily due to higher variable compensation expenses stemming from substantially improved consolidated operating results.

Outlook

The commodity markets affecting our business are extremely volatile and fluctuate on a daily basis. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪
Pork—Despite tight hog supplies and high live hog prices, which typically place pressure on fresh pork margins, we achieved very solid processing margins in the first half of fiscal 2011. Fresh pork margins were particularly strong in the second quarter, as record high cut-out values drove significant margin gains on a per head basis.  As we enter the second half of the fiscal year, we do not expect fresh pork margins to hold at these record levels. However, fundamentals in the fresh pork complex continue to be very strong. And, the segment should benefit from lower industry slaughter levels, relatively low protein freezer stocks, and a weakened U.S. dollar. Accordingly, we remain optimistic about our fresh pork performance moving into the balance of fiscal 2011. Margins may slip lower but still remain above historical norms. On the export front, we expect healthy demand will provide additional domestic price support and help the overall fresh pork complex.

Pricing discipline, rationalization of low margin business, lower raw material costs, increased plant capacity utilization and the initial benefits of the Restructuring Plan pushed packaged meats profits to record highs in fiscal 2010.  In the first half of fiscal 2011, margins retreated from fiscal 2010’s record highs, but still remained historically strong. For the balance of fiscal 2011, we expect our packaged meats business will continue to be solidly profitable, notwithstanding comparatively higher raw material costs associated with higher live hog prices. Margins are expected to continue to be strong in historical terms. We expect margins in this part of the business to average in excess of $.10 per pound for the balance of fiscal 2011.

In summary, we continue to be optimistic about the Pork segment for the balance of fiscal 2011. We expect the actions we have taken on the sales, operating and restructuring fronts will support segment profitability. With the completion of the Restructuring Plan, we are re-focusing our efforts on sales and marketing initiatives designed to drive profitable top line growth.

▪
International—We are pleased with the performance of our international meat operations, especially in Poland where we had record profits in fiscal 2010 despite very high live hog prices. We expect our international meat operations to continue improving their operating performance as we move through fiscal 2011. We also expect a positive contribution from our investment in CFG (as defined below). However, CFG will be operating in an adverse environment of high unemployment and recessionary conditions across Western Europe, which may hinder its ability to produce good results.

On the international live hog production front, our wholly-owned live hog production operations in Poland and Romania, as well as our joint ventures in Mexico, performed well in fiscal 2010. As we move through fiscal 2011, we expect continued positive contributions from our live swine operations in Poland and Mexico. We also expect a net positive contribution from our Romanian farms for the balance of the year, as anticipated production and productivity increases offset a loss of government subsidies in that country.

▪
Hog Production—After a considerable and extended period of sizable losses in the hog production industry, the cycle has turned and the environment has improved significantly. Modest contractions in the U.S. sow herd contributed to tightened supplies which, in turn, have resulted in higher live hog market prices. Live hog prices averaged 46% higher during the first six months of fiscal 2011 than during the comparative period a year earlier. We do not foresee significant herd expansion on the horizon, which should help stabilize prices at healthier levels than we experienced in fiscal 2010. While live hog production fundamentals appear to be modestly favorable for the foreseeable future, the normal seasonal downturn in hog prices should squeeze third quarter live production margins.

Our domestic raising costs spiked to all-time highs in the second quarter of fiscal 2009, reaching a quarterly average of $63 per hundredweight. Since that time, raising costs have moderated substantially to the low to mid-$50’s per hundredweight. While we may see some seasonal moderation, we expect raising costs will remain in the mid-$50’s per hundredweight throughout fiscal 2011. Beyond that, we have also developed a plan, described more fully below, to improve our long-term cost structure. We expect the cost savings plan will reduce our base raising costs by approximately $2 per hundredweight. However, the plan may take several years to complete before the benefits are fully realized.

▪
Other—The Other segment is comprised almost entirely of our wholly-owned turkey operations and our 49% interest in Butterball. As more fully described under "Additional Matters Affecting Liquidity—Sale of Butterball Investment," we completed the sale of these assets in early December 2010. Accordingly, the segment is not expected to generate further income or loss for the balance of the fiscal year.

Recent Regulatory Developments

E15 Ruling

In October 2010, the Environmental Protection Agency (EPA) issued a “partial waiver” to a statutory bar under the Clean Air Act prohibiting fuel manufacturers from introducing fuel additives that are not “substantially similar” to those already approved and in use for vehicles of model year (MY) 1975 or later. The EPA’s action allows fuel manufactures to increase the ethanol content of gasoline to 15 percent (E15) for use in MY 2007 and newer light-duty motor vehicles, including passenger cars, light-duty trucks, and medium-duty passenger vehicles. The EPA denied the waiver request for MY 2000 and older vehicles and for heavy-duty onroad vehicles and nonroad gasoline powered engines/equipment, and deferred a decision as to MY 2001–2006 light-duty motor vehicles pending its review of further test data. Prior to the EPA’s decision, the ethanol content of gasoline was limited to 10 percent. The EPA’s partial waiver decision allows the immediate introduction of E15 into the marketplace by manufacturers. Although the short-term and long-term impact of E15 is currently unknown, studies have shown that expanded ethanol production has driven up the price of livestock feed and led to commodity-price volatility. We cannot presently assess the full economic impact of the proposed regulations on the meat processing industry or on our operations.

Proposed GIPSA Rule

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

RESULTS OF OPERATIONS

Significant Events Affecting Results of Operations

Insurance Litigation Settlement

In November 2010 (fiscal 2011), we reached a settlement with one of our insurance carriers regarding the reimbursement of certain past and future defense costs associated with our Missouri litigation. Related to this matter, we recognized a benefit of $19.1 million in selling, general and administrative expenses in the Hog Production segment in the second quarter of fiscal 2011.

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

The following table summarizes the balance of accrued expenses, the cumulative expense incurred to date and the expected remaining expenses to be incurred related to the Cost Savings Initiative by major type of cost. All of the charges presented have been recorded in cost of sales in the Hog Production segment.

	Accrued Balance May 2, 2010	1st Quarter FY 2011 Expense	2nd Quarter FY 2011 Expense	Payments	Accrued Balance October 31, 2010	Cumulative Expense-to-Date	Estimated Remaining Expense
Cost savings activities:	(in millions)
Contract terminations	$1.8	$-	$13.9	$(0.8)	$14.9	$16.7	$9.0
Other associated costs	-	0.2	0.8	(1.0)	-	1.0	8.4
Total cost savings activities	$1.8	0.2	14.7	$(1.8)	$14.9	17.7	17.4

Other charges:
Accelerated depreciation		0.3	0.6			4.7	1.2
Impairment		-	-			2.5	-
Total other charges		0.3	0.6			7.2	1.2
Total cost savings activities and other charges		$0.5	$15.3			$24.9	$18.6

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

Consolidated Results of Operations

The tables presented below compare our results of operations for the three and six months ended October 31, 2010 and November 1, 2009. As used in the tables, "NM" means "not meaningful."

Sales and cost of sales

	Three Months Ended			Six Months Ended
	October 31, 2010	November 1, 2009	% Change	October 31, 2010	November 1, 2009	% Change
	(in millions)			(in millions)
Sales	$2,998.8	$2,692.4	11%	$5,900.1	$5,407.7	9%
Cost of sales	2,566.1	2,524.1	2	5,099.7	5,140.7	(1)
Gross profit	$432.7	$168.3	157	$800.4	$267.0	200
Gross profit margin	14%	6%		14%	5%

The following items explain the significant changes in sales and gross profit:

Three Months:

▪	Average unit selling prices in the Pork segment increased 24% driven primarily by a reduction in the supply of pork products and stable demand in the market.

▪	Domestic live hog market prices increased to $56 per hundredweight from $36 in the prior year reflecting tighter supply in the industry.

▪	Cost of sales in the second quarter of fiscal 2011 included $15.3 million of charges associated with the Cost Savings Initiative.

Six Months:

▪	Average unit selling prices in the Pork segment increased 19% driven primarily by a reduction in the supply of pork products and stable demand in the market.

▪	Domestic live hog market prices increased to $57 per hundredweight from $39 in the prior year reflecting tighter supply in the industry.

▪	Domestic raising costs decreased 4% driven by lower feed prices.

▪
Cost of sales in the first quarter of fiscal 2010 included $34.1 million in impairment charges related to certain hog farms, which are more fully explained under “Significant Events Affecting Results of Operations” above.

▪	Cost of sales in the second quarter of fiscal 2011 included $15.8 million of charges associated with the Cost Savings Initiative.

Selling, general and administrative expenses (SG&A)

	Three Months Ended				Six Months Ended
	October 31, 2010	November 1, 2009	% Change		October 31, 2010	November 1, 2009	% Change
	(in millions)				(in millions)
Selling, general and administrative expenses	$172.8	$180.0	(4	) %	$373.8	$363.8	3%

The following items explain the significant changes in SG&A:

Three Months:

▪	Current year includes a $19.1 million benefit related primarily to an insurance settlement associated with certain ongoing lawsuits.

▪	A reduction in the amount of government subsidies recognized for our Romanian hog production operations increased SG&A by $12.2 million.

Six Months:

▪	A reduction in the amount of government subsidies recognized for our Romanian hog production operations increased SG&A by $20.0 million.

▪	Current year includes a $19.1 million benefit related primarily to an insurance settlement associated with certain ongoing lawsuits.

▪	Pension expense increased $7.3 million in the current year.

Equity in (income) loss of affiliates

	Three Months Ended			Six Months Ended
	October 31, 2010	November 1, 2009	% Change	October 31, 2010	November 1, 2009	% Change
	(in millions)			(in millions)
Campofrío Food Group (CFG)	$(7.7)	$(4.2)	83%	$(10.9)	$(7.8)	40%
Mexican joint ventures	(10.9)	(1.3)	NM	(15.8)	(6.9)	129
Butterball, LLC (Butterball)	-	(8.0)	(100)	(1.3)	(7.4)	(82)
All other equity method investments	0.4	-	NM	(1.1)	(1.7)	(35)
Equity in income of affiliates	$(18.2)	$(13.5)	35%	$(29.1)	$(23.8)	22%

 The following items explain the significant changes in equity in (income) loss of affiliates for the three and six month periods:

▪	Equity income from CFG increased due to higher volumes and operating improvements.

▪	Equity income from our Mexican joint ventures increased significantly as a result of higher hog prices.

Interest expense

	Three Months Ended				Six Months Ended
	October 31, 2010	November 1, 2009	% Change		October 31, 2010	November 1, 2009	% Change
	(in millions)				(in millions)
Interest expense	$65.5	$71.2	(8	) %	$134.1	$131.7	2%

Three Months:

▪
Interest expense decreased primarily due to the repayment of $206.3 million of senior unsecured notes in October 2009 (fiscal 2010) and the redemption in the fiscal 2011 of $203.8 million of our senior unsecured notes due August 2011.

Six Months:

▪
The increase in interest expense was primarily due to higher interest rates on debt and the amortization of debt issuance costs associated with the issuance of debt in the first quarter of fiscal 2010. The increase was partially offset by the repayment of $206.3 million of senior unsecured notes in October 2009 (fiscal 2010) and the redemption in fiscal 2011 of $203.8 million of our senior unsecured notes due August 2011.

Loss on debt extinguishment

	Three Months Ended			Six Months Ended
	October 31, 2010	November 1, 2009	% Change	October 31, 2010	November 1, 2009	% Change
	(in millions)			(in millions)
Loss on debt extinguishment	$7.3	$3.6	(103)%	$7.3	$11.0	34%

▪
As described more fully under “Liquidity and Capital Resources” below, we began repurchasing a portion of our senior unsecured notes due August 2011 in the second quarter of fiscal 2011 and recognized a loss of $7.3 million as a result of the debt repurchases.

▪
In the first quarter of fiscal 2010, we terminated commitments under our $1.3 billion secured revolving credit agreement (the U.S. Credit Facility), and recognized a $7.4 million charge related to the write-off of amendment fees and costs associated with the U.S. Credit Facility as a loss on debt extinguishment.

▪
In the second quarter of fiscal 2010, we terminated commitments under our €300 million secured revolving credit agreement (the EURO Credit Facility), and recognized a $3.0 million charge related to the write-off of amendment fees and costs associated with the EURO Credit Facility as a loss on debt extinguishment.

Income tax expense (benefit)

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Income tax benefit (in millions)	$61.6	$(46.6)	$94.3	$(81.6)
Effective tax rate	30%	64%	30%	38%

Our effective tax rate was 30% and 64% for the three months ended October 31, 2010 and November 1, 2009, respectively, and 30% and 38% for the six months ended October 31, 2010 and November 1, 2009, respectively. The significant year-over-year variance in the effective tax rate for the second quarter resulted primarily from a change in the prior year to the full year projection of pre-tax earnings, which resulted in a higher effective tax rate in the second quarter of fiscal 2010. The variation in the effective tax rates for the six month periods was due primarily to the mix of foreign earnings (which have lower effective tax rates) and domestic earnings in fiscal 2011 compared to fiscal 2010, the benefit of the Federal manufacturer’s deduction and the forecasted utilization of foreign tax credits in fiscal 2011.

Segment Results

The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.

Pork Segment

	Three Months Ended				Six Months Ended
	October 31, 2010	November 1, 2009	% Change		October 31, 2010	November 1, 2009	% Change
	(in millions, unless indicated otherwise)				(in millions, unless indicated otherwise)
Sales:
Fresh pork (1)	$1,091.8	$1,005.4	9%		$2,243.2	$2,052.2	9%
Packaged meats	1,386.3	1,236.3	12		2,648.4	2,441.3	8
Total	$2,478.1	$2,241.7	11%		$4,891.6	$4,493.5	9%

Operating profit:
Fresh pork (1)	$113.4	$44.3	156%		$159.4	$39.3	306%
Packaged meats	75.5	129.4	(42)		142.8	235.4	(39)
Total	$188.9	$173.7	9%		$302.2	$274.7	10%

Sales volume (pounds):
Fresh pork			(12	) %			(9	) %
Packaged meats			(6)				(6)
Total			(11)				(9)

Average unit selling price (dollars):
Fresh pork			24%				21%
Packaged meats			19				15
Total			24				19

Average domestic live hog prices (per hundred weight) (2)	$56.13	$36.37	54%		$57.11	$39.17	46%
____________________

(1)	Includes by-products and rendering.

(2)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:

Three Months:

▪	Sales and operating profit were positively impacted by substantially higher average unit selling prices driven by a reduction in the supply of pork products and stable demand in the market.

▪	Fresh pork operating profit increased as a result of substantially higher fresh pork market prices while slaughter levels fell 13%.

▪	Packaged meats operating profit declined reflecting substantially higher raw material costs, which we were unable to fully pass on to consumers.

Six Months:

▪	Sales and operating profit were positively impacted by substantially higher average unit selling prices driven by a reduction in the supply of pork products and stable demand in the market.

▪	Fresh pork operating profit increased as a result of substantially higher fresh pork market prices while slaughter levels fell 12%.

▪	Packaged meats operating profit declined reflecting substantially higher raw material costs, which we were unable to fully pass on to consumers.

Hog Production Segment

	Three Months Ended				Six Months Ended
	October 31, 2010	November 1, 2009	% Change		October 31, 2010	November 1, 2009	% Change
	(in millions, unless indicated otherwise)				(in millions, unless indicated otherwise)
Sales	$706.6	$467.5	51%		$1,354.9	$943.9	44%
Operating profit (loss)	78.3	(194.7)	140		142.1	(374.9)	138

Head sold	4.30	4.48	(4	) %	8.13	8.45	(4	) %

Average domestic live hog prices (per hundredweight) (1)	$56.13	$36.37	54%		$57.11	$39.17	46%
Domestic raising costs (per hundredweight)	$53.00	$53.17	(0)		$53.25	$55.33	(4)
 ____________________

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the information provided in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit (loss):

Three Months:

▪
Sales and operating profit were positively impacted by substantially higher live hog prices due to a reduction in the supply of market hogs. The decline in head sold reflects the contraction in our sow herd.

▪	Operating profit in fiscal 2011 included a benefit of $19.1 million related primarily to an insurance settlement associated with certain ongoing lawsuits.

▪	Operating profit in fiscal 2011 included approximately $7.0 million in gains on the sale of breeding stock compared to approximately $8.4 million in losses in fiscal 2010.

▪	Operating profit in fiscal 2011 included $15.3 million of charges associated with the Cost Savings Initiative.

 Six Months:

▪
Sales and operating profit were positively impacted by substantially higher live hog prices due to a reduction in the supply of market hogs. The decline in head sold reflects the contraction in our sow herd.

▪
Operating loss in fiscal 2010 included $34.1 million in impairment charges related to certain hog farms, which are more fully explained under "Significant Events Affecting Results of Operations" above.

▪	Operating profit in fiscal 2011 included a benefit of $19.1 million related primarily to an insurance settlement associated with certain ongoing lawsuits.

▪	Operating profit in fiscal 2011 included approximately $18.3 million in gains on the sale of breeding stock compared to approximately $14.5 million in losses in fiscal 2010.

▪	Operating profit in fiscal 2011 included $15.8 million of charges associated with the Cost Savings Initiative.

▪	Domestic raising costs decreased 4% driven by lower feed prices.

International Segment

	Three Months Ended				Six Months Ended
	October 31, 2010	November 1, 2009	% Change		October 31, 2010	November 1, 2009	% Change
	(in millions, unless indicated otherwise)				(in millions, unless indicated otherwise)
Sales:
Poland	$254.4	$262.0	(3	) %	$496.2	$483.3	3%
Romania	51.4	46.9	10%		98.0	95.1	3%
Other	23.6	23.4	1%		51.5	48.3	7%
Total	$329.4	$332.3	(1	) %	$645.7	$626.7	3%

Operating profit (loss):
Poland	$21.9	$23.9	(8	) %	$39.3	$33.7	17%
Romania	5.6	13.5	(59	) %	5.4	20.8	(74	) %
Other (1)	16.6	5.6	196%		23.9	13.9	72%
Total	$44.1	$43.0	3%		$68.6	$68.4	0%

Poland:
Sales volume (pounds)			4%				15%
Average Unit Selling Price			(6	) %			(10	) %
Head Processed			31%				35%
Head Raised			12%				14%
Raising costs (per hundredweight)			(11	) %			(8	) %

Romania:
Sales Volume			33%				22%
Average Unit Selling Price			(17	) %			(14	) %
Head Processed			35%				17%
Head Raised			36%				17%
Raising costs (per hundredweight)			(23	) %			(25	) %
 ____________________

(1)	Includes our equity method investments in Mexico and the results from our investment in CFG.

In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:

Three Months:

▪	Equity income from our equity method investments increased $13.1 million primarily driven by higher live hog prices in Mexico.

▪	In Romania, we recognized $12.2 million less in government subsidies for hog production than the prior year due to an expiration of the subsidy program in the second half of fiscal 2010.

▪	Foreign currency transaction losses were $2.3 million higher than the prior year.

Six Months:

▪
The increase in sales volume in Poland was due to an improved fresh pork environment along with a strong demand in packaged meats. The decrease in selling price was due to a change in product mix between fresh and packaged products.

▪	In Romania, we recognized $20.0 million less in government subsidies for hog production than the prior year due to an expiration of the subsidy program in the second half of fiscal 2010.

▪	Equity income from our equity method investments increased $12.0 million primarily driven by higher hog prices in Mexico.

Other Segment

	Three Months Ended			Six Months Ended
	October 31, 2010	November 1, 2009	% Change	October 31, 2010	November 1, 2009	% Change
	(in millions)			(in millions)
Sales	$31.4	$26.7	18%	$61.8	$97.9	(37	) %
Operating loss	(3.0)	(0.8)	(275)	(1.8)	(5.4)	67

The following items explain the significant changes in Other segment sales and operating loss:

Three Months:

▪	Sales from our turkey grow out operations were positively impacted by a 23% increase in sales prices.

▪	Prior year’s operating loss included $8.0 million of equity income from Butterball.

Six Months:

▪	Other segment sales for prior year included $33.3 million from the sale of our remaining live cattle.

▪	Sales were negatively impacted by an 12% decline in sales volume from our turkey grow out operations.

▪	Equity income from Butterball decreased $6.1 million from the prior year.

Corporate Segment

	Three Months Ended				Six Months Ended
	October 31, 2010	November 1, 2009	% Change		October 31, 2010	November 1, 2009	% Change
	(in millions)				(in millions)
Operating loss	$(30.2)	$(19.4)	(56	) %	$(55.4)	$(35.8)	(55	) %

The following items explain the significant changes in the Corporate segment’s operating loss:

Three Months:

▪	Compensation expenses increased $7.0 million driven by substantially improved consolidated operating results.

▪	Bank and professional fees increased $3.0 million as a result of debt repurchases and other transactions.

 Six Months:

▪	Compensation expenses increased $8.7 million driven by substantially improved consolidated operating results.

▪	Changes in the cash surrender value of life insurance policies resulted in a year-over-year increase in operating loss of $3.8 million.

▪	Bank and professional fees increased $5.2 million as a result of debt repurchases and other transactions.

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

Our focus has shifted from acquisitions and capital spending to integration and debt reduction. Capital expenditures have averaged $272.5 million over the last three full fiscal years. We expect capital spending for fiscal 2011 to be well below this average. We have also repurchased a total of $522.2 million aggregate principal amount of our 2011 senior unsecured notes through December 2, 2010. We will continue to focus on further reducing debt as opportunities arise and cash is available.

Based on the following, we believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months:

▪
As of October 31, 2010, our liquidity position was approximately $1.3 billion, comprised of $855.6 million of availability under the ABL Credit Facility (as defined below), $429.2 million in cash and cash equivalents and $42.5 million of availability under international credit lines.

▪	We generated $237.8 million of positive net cash flows from operating activities through the first six months of fiscal 2011.

▪	We have no substantial debt obligations coming due until fiscal 2014.

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

Credit Facilities

	October 31, 2010
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
ABL Credit Facility	$1,000.0	$-	$(144.4)	$-	$855.6
International facilities	126.2	-	-	(83.7)	42.5
Total credit facilities	$1,126.2	$-	$(144.4)	$(83.7)	$898.1

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

Cash Flows

Operating Activities

	Six Months Ended
	October 31, 2010	November 1, 2009
	(in millions)
Net cash flows from operating activities	$237.8	$130.2

The following items explain the significant changes in cash flows from operating activities:

▪	Cash received from customers increased due to higher selling prices.

▪	Cash received for the settlement of derivative contracts and for margin requirements was $145.8 million in the current year compared to $35.2 million in the prior year.

▪	Net cash receipts related to taxes increased by $59.4 million due to a large refund in the current year.

▪	We received a cash dividend from CFG of approximately $3.4 million in the first six months of fiscal 2011 compared to $16.6 million in the prior year.

▪	Cash paid to outside hog suppliers was significantly higher than the prior year due to a 46% increase in average live hog market prices.

▪	We contributed $67.7 million to our qualified pension plans in the first six months of fiscal 2011 compared to $17.0 million in the prior year.

▪	In the current year, we transferred a total $39.4 million of cash to our workers compensation service providers to replace letters of credit previously held as collateral in these arrangements.

▪	We contributed $33.4 million to our supplemental executive retirement plan in the first six months of fiscal 2011 compared to $0.5 million in the prior year.

Investing Activities

	Six Months Ended
	October 31, 2010	November 1, 2009
	(in millions)
Capital expenditures	$(68.3)	$(90.7)
Net proceeds (purchases) of breeding stock	19.9	(8.2)
Insurance proceeds	-	9.9
Other	10.9	5.4
Net cash flows from investing activities	$(37.5)	$(83.6)

The following items explain the significant investing activities for the six months ended October 31, 2010 and November 1, 2009:

Fiscal 2011

▪	Capital expenditures primarily related to plant and hog farm improvement projects, including approximately $16 million related to the Cost Savings Initiative.

▪	Breeding stock proceeds increased as a result of higher market prices.

▪	Other investing activities consist primarily of proceeds from sale of property, plant and equipment.

Fiscal 2010

▪	Capital expenditures primarily related to the Restructuring Plan and plant and hog farm improvement projects.

▪	Insurance proceeds were received as advancements on claims associated with a fire at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Inc., in Cudahy, Wisconsin.

Financing Activities

	Six Months Ended
	October 31, 2010	November 1, 2009
	(in millions)
Proceeds from the issuance of long-term debt	$-	$840.1
Principal payments on long-term debt and capital lease obligations	(230.7)	(313.6)
Net proceeds (repayments) on revolving credit facilities and notes payables	35.3	(463.0)
Proceeds from the issuance of common stock and stock option exercises	0.3	294.8
Cash posted as collateral	(27.7)	-
Debt issuance costs	-	(59.3)
Net cash flows from financing activities	$(222.8)	$299.0

The following items explain the significant financing activities for the six months ended October 31, 2010 and November 1, 2009:

Fiscal 2011

▪
In August 2010, we began repurchasing a portion of our senior unsecured notes due August 2011. During the second quarter of fiscal 2011, we paid $210.7 million to repurchase notes with a face value of $203.8 million.

▪	We repaid $26.2 million on outstanding loans in the International segment.

▪	We received $14.1 million and $16.4 million, respectively, from the issuance of notes payable and draws on credit facilities in the International segment.

▪
We transferred $20.0 million of cash into a deposit account to serve as collateral for overdrafts on certain of our bank accounts in place of letters of credit previously used under our banking agreement and $7.7 million of cash to the counterparty of our interest rate swap contract to serve as collateral and replace letters of credit previously provided under the contract.

Fiscal 2010

▪
In July 2009, we issued $625 million aggregate principal amount of 10% senior secured notes, which will mature in July 2014. In August 2009, we issued an additional $225 million aggregate principal amount of 10% senior secured notes at a price equal to 104% of their face value, plus accrued interest from July 2, 2009 to August 14, 2009. Collectively, these notes, which mature in July 2014, are referred to as the “2014 Notes.” The 2014 Notes were issued at a price equal to 96.201% of their face value. Interest payments are due semi-annually on January 15 and July 15. The 2014 Notes are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, in substantially all of the guarantors’ real property, fixtures and equipment (collectively, the Non-ABL Collateral) and are secured by second-priority liens on cash and cash equivalents, deposit accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom, intellectual property, and certain capital stock and interests, which secure the ABL Credit Facility on a first-priority basis (collectively, the ABL Collateral).

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

Interest Expense Spread

Although we had no borrowings outstanding on the ABL Credit Facility, based on our current credit ratings of 'B-' by Standard & Poor's Rating Services and 'B2' by Moody's Investor Services, the applicable interest expense spread based on these ratings would have been 4.50%. A downgrade in these credit ratings would not result in an increase in our interest expense spread because any borrowing would currently be subject to the maximum spread under our credit ratings based pricing.

Debt Covenants and the Incurrence Test

Our various debt agreements contain covenants that limit additional borrowings, acquisitions, dispositions, leasing of assets and payments of dividends to shareholders, among other restrictions.

Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test). Beginning in the third quarter of fiscal 2009 and through the first quarter of fiscal 2011, we did not meet the Incurrence Test. The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test was not a default. We met the Incurrence Test for the period ended October 31, 2010.

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

We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $74.5 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $60.8 million was outstanding as of October 31, 2010, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico (Granjas). The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $13.0 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

Additional Matters Affecting Liquidity

Capital Projects

As of October 31, 2010, we had total estimated remaining capital expenditures of $119 million on approved projects, including approximately $68 million related to the Cost Savings Initiative. These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities. Total capital expenditures are expected to remain below depreciation in fiscal 2011.

Repurchase of Senior Unsecured Notes

In August 2010 (fiscal 2011), we began repurchasing a portion of our senior unsecured notes due August 2011. During the second quarter of fiscal 2011, we paid $210.7 million to repurchase notes with a face value of $203.8 million. We recognized a loss of $7.3 million in the second quarter of fiscal 2011 as a result of the debt repurchases.

In November 2010 (fiscal 2011), we announced that we had commenced an offer to purchase for cash (the Tender Offer) up to an aggregate of $337.0 million principal amount of our outstanding senior unsecured notes due August 2011. The Tender Offer expired on December 1, 2010. As a result of the Tender Offer, we paid $332.4 million to repurchase notes with a face value of $318.4 million. A loss of approximately $14 million on the repurchase of this debt will be recognized in the third quarter of fiscal 2011.

Sale of Butterball Investment

In June 2010 (fiscal 2011), we announced that we had made an offer to purchase our joint venture partner’s 51% ownership interest in Butterball, LLC (Butterball) and our partner’s related turkey production assets. In accordance with Butterball’s operating agreement, our partner had to either accept the offer to sell or be required to purchase our 49% interest and our related turkey production assets, which we refer to below as our turkey operations.

In September 2010 (fiscal 2011), we were notified of our joint venture partner’s decision to purchase our 49% interest in Butterball and our related turkey production assets. In December 2010 (fiscal 2011), we completed the sale of these assets for $167.0 million.

As a result of the sale, we reclassified our investment in Butterball and our related turkey production assets to prepaid expenses and other current assets. The operating results and cash flows from our turkey operations were not considered material for separate disclosure.

Fire Insurance Settlement

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

We maintain comprehensive general liability and property insurance, including business interruption insurance. We received advances totaling $75.5 million toward the ultimate settlement through the second quarter of fiscal 2011. In December 2010 (fiscal 2011), we reached an agreement in principle with our insurance carriers for a total of $208 million to settle the claim related to this fire. We expect to receive the remaining $132.5 million of this settlement in the third quarter of fiscal 2011. We anticipate recording a gain of approximately $120 million to $125 million on the final settlement in the third quarter of fiscal 2011.

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the six months ended October 31, 2010, margin deposits posted by us ranged from $(39.4) million to $193.9 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with brokers during the six months ended October 31, 2010 was $59.8 million. As of October 31, 2010, the net amount on deposit with us was $39.4 million.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations, our ability to effectively restructure portions of our operations and achieve cost savings from such restructurings and other risks and uncertainties described under “Item 1A. Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended August 1, 2010 and under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For complete quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of October 31, 2010 and May 2, 2010.

	October 31, 2010	May 2, 2010
	(in millions)
Livestock	$52.9	$137.2
Grains	28.9	48.8
Energy	0.3	0.9
Interest rates	-	0.2
Foreign currency	6.9	5.0

ITEM 4.                      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of October 31, 2010. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of October 31, 2010.

There were no changes in our internal control over financial reporting during our second quarter of fiscal 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Missouri Litigation

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010 and in our Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2010, a lawsuit based on the law of nuisance was filed against the Company, Premium Standard Farms (PSF), a wholly-owned subsidiary that we acquired on May 7, 2007, Continental Grain Company (CGC), and three other defendants in the Circuit Court of Daviess County, Missouri in April 2008 entitled Vernon Hanes, et al. v. PSF, et al. The case was transferred to DeKalb County and had been set for trial to commence on October 4, 2010. The Company filed a Motion for Summary Judgment seeking its dismissal from the case, which was granted by the Court on September 1, 2010. The Court was unable to seat a jury in October, and trial for the remaining claims has been rescheduled to commence on June 2, 2011.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010 and in our Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2010, a lawsuit based on the law of nuisance was filed against PSF and two other defendants in the Circuit Court of Daviess County, Missouri in February 2006 entitled Garold McDaniel, et al. v. PSF, et al. Two of the four plaintiffs recently settled their claims; PSF will purchase their property for $285,000 in exchange for a full release. A third plaintiff is now deceased, leaving a single plaintiff in the case. The remaining parties are conducting discovery, and no trial date has been set.

Souderton Facility

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010, our former Souderton facility, which is now owned by JBS Souderton, Inc., a wholly-owned subsidiary of JBS Packerland, Inc. (collectively JBS Packerland), previously experienced wastewater releases and an operational upset while owned by us. These incidents prompted a civil Clean Water Act enforcement proceeding from federal and state authorities.  In addition, one of these incidents elicited a criminal Clean Water Act investigation. Under the terms of sale of the facility (and the rest of Smithfield Beef) to JBS Packerland in October 2008 (fiscal 2009), we have indemnification obligations to JBS Packerland for specified losses related to these pre-closing incidents. On September 13, 2010, the U.S. District Court for the Eastern District of Pennsylvania, following public comment, entered a civil consent decree that resolved the federal and state civil allegations. The civil consent decree included an aggregate $2.0 million fine against JBS Packerland, as well as other capital expenditures to be incurred by JBS Packerland. We believe that our ultimate costs associated with these incidents will be approximately $3.1 million.

John Morrell/Patrick Cudahy Facility

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010, in January 2010, the State of Wisconsin’s Department of Natural Resources issued a notification to Patrick Cudahy advising that the Department referred the facility to Wisconsin’s Department of Justice for enforcement. The referral alleged that the facility violated its air management permits by failing to obtain an approved NOx plan and to submit various reports in a timely manner. On November 8, 2010, we settled the matter pursuant to an agreed stipulation and order for penalties plus statutory court fees and assessments totaling $95,000.

ITEM 1A.                      RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended August 1, 2010 and in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 2, 2010 to August 31, 2010	-		n/a	n/a	2,873,430
September 1, 2010 to September 30, 2010	50,048		$17.29	n/a	2,873,430
October 1, 2010 to October 31, 2010	-		n/a	n/a	2,873,430
Total	50,048	(2)	$17.29	n/a	2,873,430
____________________

(1)
As of October 31, 2010, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005. There is no expiration date for this repurchase plan.

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

Exhibit 10.1	—
Retirement Agreement and General Release dated as of August 9, 2010 between the Company and Richard J. M. Poulson (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2010).

Exhibit 10.2	—	Smithfield Foods, Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2010).
Exhibit 10.3	—	Compensation for Non-Employee Directors as of September 1, 2010 (filed herewith).
Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2	—
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

Smithfield Foods, Inc.

/s/ ROBERT W. MANLY, IV
Robert W. Manly, IV Executive Vice President and Chief Financial Officer

/s/ KENNETH M. SULLIVAN
Kenneth M. Sullivan Vice President, Finance and Chief Accounting Officer

Date: December 9, 2010