Form 10-Q
period 2011-01-30
SMITHFIELD FOODS INC
filed 2011-03-11
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2011

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

At March 7, 2011, 166,052,898 shares of the registrant's Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(unaudited)		(unaudited)
Sales	$3,186.2	$2,884.7	$9,086.3	$8,292.4
Cost of sales	2,729.0	2,600.5	7,828.7	7,741.2
Gross profit	457.2	284.2	1,257.6	551.2
Selling, general and administrative expenses	220.3	194.5	594.1	558.3
Gain on fire insurance recovery	(120.6)	—	(120.6)	—
Equity in income of affiliates	(15.2)	(6.8)	(44.3)	(30.6)
Operating profit	372.7	96.5	828.4	23.5
Interest expense	60.3	67.2	194.4	198.9
Loss on debt extinguishment	14.1	—	21.4	11.0
Income (loss) before income taxes	298.3	29.3	612.6	(186.4)
Income tax expense (benefit)	95.7	(8.0)	190.0	(89.6)
Net income (loss)	$202.6	$37.3	$422.6	$(96.8)

Net income (loss) per share:
Basic	$1.22	$.22	$2.55	$(.63)
Diluted	$1.21	$.22	$2.53	$(.63)

Weighted average shares outstanding:
Basic	166.0	165.8	166.0	154.2
Effect of dilutive stock awards	1.2	0.2	1.2	—
Diluted	167.2	166.0	167.2	154.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	January 30, 2011	May 2, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$577.9	$451.2
Accounts receivable, net	669.9	618.8
Inventories	1,970.1	1,815.0
Prepaid expenses and other current assets	286.7	635.6
Total current assets	3,504.6	3,520.6

Property, plant and equipment, net	2,231.9	2,321.8
Goodwill	779.7	777.8
Investments	552.2	521.3
Intangible assets, net	387.1	389.4
Other assets	244.6	178.0
Total assets	$7,700.1	$7,708.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$34.0	$16.9
Current portion of long-term debt and capital lease obligations	529.3	72.8
Accounts payable	384.5	383.8
Accrued expenses and other current liabilities	680.2	718.4
Total current liabilities	1,628.0	1,191.9

Long-term debt and capital lease obligations	1,940.5	2,918.4
Other liabilities	878.4	838.4

Redeemable noncontrolling interests	2.0	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 200,000,000 authorized shares; 166,052,898 and 165,995,732 issued and outstanding	83.0	83.0
Additional paid-in capital	1,635.6	1,626.9
Stock held in trust	(66.5)	(65.5)
Retained earnings	1,961.3	1,538.7
Accumulated other comprehensive loss	(364.2)	(427.5)
Total shareholders’ equity	3,249.2	2,755.6
Noncontrolling interests	2.0	2.6
Total equity	3,251.2	2,758.2
Total liabilities and shareholders' equity	$7,700.1	$7,708.9

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	January 30, 2011	January 31, 2010
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$422.6	$(96.8)
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	174.2	178.3
Gain on fire insurance recovery	(120.6)	—
Impairment of assets	4.9	45.1
(Gain) loss on sale of property, plant and equipment, including breeding stock	(24.2)	18.5
Equity in income of affiliates	(44.3)	(30.6)
Pension expense	61.4	50.4
Pension contributions	(107.0)	(46.0)
Changes in operating assets and liabilities and other, net	23.6	23.6
Net cash flows from operating activities	390.6	142.5

Cash flows from investing activities:
Capital expenditures	(112.1)	(125.8)
Dispositions, including Butterball, LLC	228.8	23.3
Insurance proceeds	120.6	9.9
Net proceeds (additions) of breeding stock	21.5	(10.6)
Proceeds from sale of property, plant and equipment	21.7	8.7
Other	0.1	3.8
Net cash flows from investing activities	280.6	(90.7)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	840.1
Principal payments on long-term debt and capital lease obligations	(550.1)	(323.7)
Net proceeds (repayments) on revolving credit facilities and notes payables	33.4	(479.4)
Proceeds from the issuance of common stock and stock option exercises	0.8	294.8
Cash posted as collateral	(25.8)	—
Debt issuance costs	—	(62.8)
Purchase of redeemable noncontrolling interest	—	(38.9)
Net cash flows from financing activities	(541.7)	230.1

Effect of foreign exchange rate changes on cash	(2.8)	0.8
Net change in cash and cash equivalents	126.7	282.7
Cash and cash equivalents at beginning of period	451.2	119.0
Cash and cash equivalents at end of period	$577.9	$401.7

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
Unless otherwise stated, the amounts presented in these notes to our consolidated condensed financial statements are based on continuing operations for all fiscal periods included.  The three months ended January 30, 2011 correspond to the third quarter of fiscal 2011 and the three months ended January 31, 2010 correspond to the third quarter of fiscal 2010. Certain prior year amounts have changed to conform to current year presentations.

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

NOTE 3:     DISPOSITIONS
Butterball, LLC (Butterball)
In June 2010 (fiscal 2011), we announced that we had made an offer to purchase our joint venture partner’s 51% ownership interest in Butterball and our partner’s related turkey production assets. In accordance with Butterball’s operating agreement, our partner had to either accept the offer to sell or be required to purchase our 49% interest and our related turkey production assets, which we refer to below as our turkey operations.
In September 2010 (fiscal 2011), we were notified of our joint venture partner’s decision to purchase our 49% interest in Butterball and our related turkey production assets. In December 2010 (fiscal 2011), we completed the sale of these assets for $167.0 million, subject to customary post-closing adjustments for differences in working capital at closing from agreed upon targets, and recognized a gain of $0.2 million. The operating results and cash flows from our turkey operations were not considered material for separate disclosure.
Hog Farms
Oklahoma and Iowa
In January 2011 (fiscal 2011), we completed the sale of certain hog production assets located in Oklahoma and Iowa. As a result of these sales, we received total net proceeds of $70.4 million and recognized gains totaling $6.9 million, after allocating $17.0 million of goodwill to these asset groups. The gains were recorded in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011.
Prior to the third quarter of fiscal 2011, we determined that these asset groups did not meet the criteria to be classified as held for sale. In the third quarter of fiscal 2011, due to the sale of these farms, we reclassified the carrying amount of the asset disposal groups, which consisted of $26.4 million of property, plant and equipment, $21.9 million of inventories and $17.0 million of goodwill, to prepaid expenses and other current assets in the consolidated condensed balance sheet as of May 2,

2010. The operating results and cash flows from these asset groups were not considered material for separate disclosure.
Texas
In the first quarter of fiscal 2010, we ceased hog production operations and closed the farms related to our Dalhart, Texas operation. In connection with this event, we recorded an impairment charge of $23.6 million to write-down the assets to their estimated fair value of $20.9 million in the first quarter of fiscal 2010. The estimate of fair value was based on our assessment of the facts and circumstances at the time of the write-down, which indicated that the highest and best use of the assets by a market participant was for crop farming. The estimated fair value was determined using the initial valuation of the property in connection with our acquisition of the farms, relevant market data based on recent transactions for similar real property, and third party estimates. In connection with our evaluation in the first quarter of fiscal 2010, we had determined that these assets did not meet the criteria to be classified as held for sale due to the uncertainty that a sale would ultimately occur and be completed within a twelve-month period. We subsequently reevaluated these assets for appropriate classification each quarter.
In the third quarter of fiscal 2011, we sold a portion of the Dalhart, Texas assets to a crop farmer for net proceeds of $9.1 million and recognized a loss on the sale of $1.8 million in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. Also, in the third quarter of fiscal 2011, we received a non-binding letter of intent from a prospective buyer for the purchase of our remaining Dalhart, Texas assets. The prospective buyer has indicated that it intends to utilize the farms for hog production after reconfiguring the assets to meet their specific business purposes. Assuming the transaction closes as currently contemplated, it will not result in additional impairment. The transaction is expected to close by the end of fiscal 2011. We have determined that these assets should now be classified as "held for sale" and as such, we have reclassified the carrying amount of this asset disposal group in the Hog Production segment, which consists of $10.0 million of property, plant and equipment and $8.5 million of goodwill, to prepaid expenses and other current assets as of January 30, 2011 and May 2, 2010. Goodwill was allocated to this business based on its estimated fair value relative to the fair value of our domestic hog production reporting unit.

NOTE 4:     CASH COLLATERAL ARRANGEMENTS
In fiscal 2011, we transferred $20.0 million of cash into a deposit account to serve as collateral for banking services provided by our cash management services provider under a banking agreement. We also transferred a total of $39.4 million and $5.8 million of cash to our workers compensation service providers and the counterparty of an interest rate swap contract, respectively. The cash generally replaced letters of credit previously held as collateral for these arrangements. We have reclassified the $20.0 million of cash on deposit to prepaid expenses and other current assets and the remaining $45.2 million to other assets on the consolidated condensed balance sheet as of January 30, 2011.

NOTE 5:     INVENTORIES
Inventories consist of the following:

	January 30, 2011	May 2, 2010
	(in millions)
Live hogs	$912.1	$836.2
Fresh and packaged meats	828.6	786.0
Grains	109.1	62.4
Manufacturing supplies	68.2	70.5
Other	52.1	59.9
Total inventories	$1,970.1	$1,815.0

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
We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of January 30, 2011, prepaid expenses and other current assets included $119.5 million representing cash on deposit with brokers to cover losses on our open derivative instruments. As of January 30, 2011, accrued expenses and other current liabilities included $30.2 million representing cash deposits received from brokers to cover gains on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. We have reviewed our derivative contracts and have determined that they do not contain credit contingent features which would require us to post additional collateral if we did not maintain a credit rating equivalent to what was in place at the time the contracts were entered into.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of January 30, 2011, we had credit exposure of $39.7 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, our credit exposure was reduced to $31.9 million. No significant concentrations of credit risk existed as of January 30, 2011.
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

	Assets		Liabilities
	January 30, 2011	May 2, 2010	January 30, 2011	May 2, 2010
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$56.7	$11.5	$6.4	$3.4
Livestock contracts	0.1	—	78.6	40.8
Interest rate contracts	—	—	4.0	8.1
Foreign exchange contracts	0.5	3.0	—	—
Total	57.3	14.5	89.0	52.3

Derivatives using the "mark-to-market" method:
Grain contracts	39.3	5.5	4.6	6.5
Livestock contracts	3.1	5.8	29.7	87.6
Energy contracts	0.5	—	1.4	4.0
Foreign exchange contracts	0.7	0.5	1.6	0.2
Total	43.6	11.8	37.3	98.3
Total fair value of derivative instruments	$100.9	$26.3	$126.3	$150.6
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
During the nine months ended January 30, 2011, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	20,447,900	54,885,000	Bushels
Soybean meal	160,200	516,000	Tons
Lean Hogs	182,640,000	905,200,000	Pounds
Interest rate	200,000,000	200,000,000	U.S. Dollars
Foreign currency (1)	20,283,561	89,021,606	U.S. Dollars
____________________

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
When cash flow hedge accounting is applied, derivative gains or losses are recognized as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for grain contracts and lean hog contracts, interest expense for interest rate contracts, and selling, general and administrative expenses for foreign exchange contracts. Gains and losses on derivatives designed to hedge price risk associated with fresh pork sales are recorded in the Hog Production segment.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(1.2)	$(11.8)	$35.2	$(0.6)	$0.3	$0.2
Lean hog contracts	(45.8)	(4.7)	(1.7)	1.7	(0.8)	(0.3)
Interest rate contracts	—	(0.9)	(1.8)	(1.1)	—	—
Foreign exchange contracts	—	1.0	—	1.1	—	—
Total	$(47.0)	$(16.4)	$31.7	$1.1	$(0.5)	$(0.1)

	Nine Months Ended		Nine Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$103.6	$(9.9)	$32.5	$(84.3)	$1.0	$(6.6)
Lean hog contracts	(26.8)	1.9	(21.4)	4.9	(0.7)	(0.4)
Interest rate contracts	(1.2)	0.5	(5.3)	(3.7)	—	—
Foreign exchange contracts	(3.9)	11.6	(2.7)	(3.5)	—	—
Total	$71.7	$4.1	$3.1	$(86.6)	$0.3	$(7.0)

For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
As of January 30, 2011, there were deferred net gains of $17.2 million, net of tax of $11.6 million in accumulated other comprehensive loss. As of May 2, 2010, there were deferred net losses of $24.5 million, net of tax of $15.5 million, in accumulated other comprehensive loss. We expect to reclassify $52.1 million ($31.8 million net of tax) of deferred net gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
Fair Value Hedges
We enter into derivative instruments (primarily futures contracts) that are designed to hedge changes in the fair value of live hog inventories and firm commitments to buy grains. We also enter into interest rate swaps to manage interest rate risk associated with our fixed rate borrowings. When fair value hedge accounting is applied, derivative gains and losses are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The gains or losses on the derivative instruments and the offsetting losses or gains on the related hedged items are recorded in cost of sales for commodity contracts and interest expense for interest rate contracts.
During the nine months ended January 30, 2011, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	37,560,000	431,440,000	Pounds
Corn	2,495,000	11,400,000	Bushels

The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gain (Loss) Recognized in Earnings on Derivative		Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(in millions)		(in millions)
Commodity contracts	$(16.3)	$11.1	$11.8	$(15.5)
Foreign exchange contracts	—	(0.3)	—	0.3
Total	$(16.3)	$10.8	$11.8	$(15.2)

	Nine Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(in millions)		(in millions)
Commodity contracts	$(10.6)	$18.0	$9.5	$(21.2)
Interest rate contracts	—	0.6	—	(0.6)
Foreign exchange contracts	—	2.8	—	(1.1)
Total	$(10.6)	$21.4	$9.5	$(22.9)

We amortized into earnings $2.4 million and $2.6 million of gains for the three months ended January 30, 2011 and January 31, 2010, respectively, and $17.4 million of losses and $7.4 million of gains for the nine months ended January 30, 2011 and January 31, 2010, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
For fair value hedges of inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in a loss of $4.3 million and a loss of $1.9 million for the three and nine months ended January 30, 2011, respectively, and loss of $3.9 million for the three and nine months ended January 31, 2010.
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

During the nine months ended January 30, 2011, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	81,440,000	1,011,960,000	Pounds
Corn	10,000	45,643,300	Bushels
Soybean meal	13,925	335,834	Tons
Soybeans	115,000	890,000	Bushels
Wheat	—	310,000	Bushels
Live cattle	—	1,400,000	Pounds
Pork bellies	—	2,040,000	Pounds
Natural gas	2,040,000	3,780,000	Million BTU
Foreign currency (1)	56,099,082	135,609,768	U.S. Dollars
____________________

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(in millions)		(in millions)
Commodity contracts	$(14.3)	$(8.1)	$49.1	$6.4
Foreign exchange contracts	0.4	(0.9)	(4.5)	(11.9)
Total	$(13.9)	$(9.0)	$44.6	$(5.5)

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

NOTE 7:     PORK RESTRUCTURING AND HOG PRODUCTION COST SAVINGS INITIATIVE
Pork Restructuring
In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  The plan included the closure of six plants. This restructuring has made us more competitive by improving operating efficiencies and increasing plant utilization. We completed the Restructuring Plan in the second quarter of fiscal 2011 with cumulative restructuring and impairment charges of approximately $105 million. We incurred charges of $3.8 million and $13.5 million for the three and nine months ended January 31, 2010, respectively, related to the Restructuring Plan. Of these charges in fiscal 2010, $1.5 million and $8.6 million were included in cost of sales for the three and nine months ended January 31, 2010, respectively, with the remainder recorded in selling, general and administrative expenses. There were no material charges incurred in fiscal 2011.
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

	Accrued Balance May 2, 2010	1st Quarter FY 2011 Expense	2nd Quarter FY 2011 Expense	3rd Quarter FY 2011 Expense	Payments	Accrued Balance January 30, 2011	Cumulative Expense-to-Date	Estimated Remaining Expense
Cost savings activities:	(in millions)
Contract terminations	$1.8	$—	$13.9	$5.5	$(20.1)	$1.1	$22.2	$3.4
Other associated costs	—	0.2	0.8	4.9	(3.0)	2.9	5.9	3.4
Total cost savings activities	$1.8	0.2	14.7	10.4	$(23.1)	$4.0	28.1	6.8

Other charges:
Accelerated depreciation		0.3	0.6	0.5			5.2	0.7
Impairment		—	—	—			2.5	—
Total other charges		0.3	0.6	0.5			7.7	0.7
Total cost savings activities and other charges		$0.5	$15.3	$10.9			$35.8	$7.5

NOTE 8:     INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	January 30, 2011	May 2, 2010
		(in millions)
Campofrío Food Group (CFG)	37%	$424.3	$417.3
Mexican joint ventures	Various	100.1	75.1
Other	Various	27.8	28.9
Total investments		$552.2	$521.3

Equity in (income) loss of affiliates consists of the following:

		Three Months Ended		Nine Months Ended
Equity Investment	Segment	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
		(in millions)		(in millions)
CFG (1)	International	$(7.1)	$5.3	$(18.0)	$(2.5)
Mexican joint ventures	International	(7.8)	(4.4)	(23.6)	(11.3)
Butterball (2)	Other	—	(7.9)	(1.3)	(15.3)
All other equity method investments	Various	(0.3)	0.2	(1.4)	(1.5)
Equity in income of affiliates		$(15.2)	$(6.8)	$(44.3)	$(30.6)
____________________

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

(2)	In the third quarter of fiscal 2011, we completed the sale of Butterball. See Note 3—Dispositions for further discussion.

As of January 30, 2011, we held 37,811,302 shares of CFG common stock. The stock was valued at €8.05 per share (approximately $10.95 per share) on the close of the last day of trading before the end of our third quarter of fiscal 2011. Based on the stock price and foreign exchange rate as of January 30, 2011, the carrying value of our investment in CFG, net of the pre-tax cumulative translation adjustment, exceeded the market value of the underlying securities by $20.8 million. We have analyzed our investment in CFG for impairment and have determined that the fair value of our investment exceeded the carrying value as of January 30, 2011. We estimated the fair value of our investment based on a variety of information including market multiples for comparable businesses, expectations about future cash flows of CFG, the market price of the underlying securities and a premium applied for our significant noncontrolling interest. The premium is based on the premise that we are the single largest shareholder of CFG, hold positions on CFG's Board of Directors and have significant influence over the strategic and operational decisions made by CFG. Based on our assessment, no impairment existed as of January 30, 2011.

NOTE 9:     DEBT
In August 2010 (fiscal 2011), we began repurchasing a portion of our senior unsecured notes due August 2011 (2011 Notes). During the second quarter of fiscal 2011, we paid $210.7 million to repurchase notes with a face value of $203.8 million. We recognized a loss of $7.3 million in the second quarter of fiscal 2011, including the write-off of related unamortized debt costs, as a result of these debt repurchases.
In November 2010 (fiscal 2011), we commenced an offer to purchase for cash (the November Tender Offer) up to an aggregate of $337.0 million principal amount of our outstanding 2011 Notes. The November Tender Offer expired on December 1, 2010. As a result of the November Tender Offer, we paid $332.4 million to repurchase notes with a face value of $318.4 million in the third quarter of fiscal 2011. We recognized a loss of $14.1 million in the third quarter of fiscal 2011, including the write-off of related unamortized debt costs, as a result of the November Tender Offer.
In January 2011 (fiscal 2011), we commenced a dutch auction cash tender offer to purchase for $450.0 million in cash (the January Tender Offer) the maximum aggregate principal amount of our outstanding senior unsecured notes due May 2013 (2013 Notes) and our outstanding senior secured notes due July 2014 (2014 Notes). See Note 17—Subsequent Events for further information regarding the results of the January Tender Offer.

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
We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $69.8 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $61.3 million was outstanding as of January 30, 2011, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $12.7 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

NOTE 11:     INCOME TAXES
Our effective tax rate was 32% and (27)% for the three months ended January 30, 2011 and January 31, 2010, respectively, and 31% and 48% for the nine months ended January 30, 2011 and January 31, 2010, respectively. The significant year-over-year variance in the effective tax rate for the third quarter resulted primarily from a change in the full year earnings expectations between foreign and domestic operations from prior quarters, and the resolution of prior estimates. The variation in the effective tax rates for the nine month periods was due primarily to the mix of foreign earnings (which have lower effective tax rates) and domestic earnings in fiscal 2011 compared to fiscal 2010, the benefit of the Federal manufacturer’s deduction, the forecasted utilization of foreign tax credits in the fiscal 2011, and the legislative retroactive reinstatement of the Credit for Increasing Research Activities.

NOTE 12:     PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(in millions)		(in millions)
Service cost	$9.2	$5.6	$27.7	$16.9
Interest cost	18.7	18.4	56.2	55.3
Expected return on plan assets	(16.0)	(12.4)	(48.0)	(37.0)
Net amortization	8.5	5.1	25.5	15.2
Net periodic pension cost	$20.4	$16.7	$61.4	$50.4

NOTE 13:     SHAREHOLDERS’ EQUITY
Stock Options
In fiscal 2011, we issued a total of 57,166 shares of common stock upon the exercise of stock options. We issued 160,100 shares of common stock upon exercise of stock options in fiscal 2010. As of January 30, 2011, there were 2,521,939 shares underlying outstanding stock options.
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
We granted 722,000 performance share units in fiscal 2010. The maximum number of performance share units outstanding as of January 30, 2011 was 1,364,500.
Comprehensive Income
The components of comprehensive income, net of tax, consist of:

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(in millions)		(in millions)
Net income (loss)	$202.6	$37.3	$422.6	$(96.8)
Hedge accounting	(47.9)	(2.0)	41.8	61.1
Foreign currency translation	(21.6)	(18.2)	1.9	40.9
Pension accounting	9.1	5.8	19.6	11.3
Total comprehensive income	$142.2	$22.9	$485.9	$16.5

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were measured at fair value on a recurring basis as of January 30, 2011.

	Fair Value Measurements	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives:
Commodity contracts	$74.9	$44.0	$30.9	$—
Foreign exchange contracts	1.2	—	1.2	—
Money market fund	405.8	405.8	—	—
Insurance contracts	45.6	45.6	—	—
Total	$527.5	$495.4	$32.1	$—

Liabilities
Derivatives:
Commodity contracts	$95.9	$95.8	$0.1	$—
Interest rate contracts	4.0	—	4.0	—
Foreign exchange contracts	1.6	—	1.6	—
Total	$101.5	$95.8	$5.7	$—

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were measured at fair value on a recurring basis as of May 2, 2010.

	Fair Value Measurements	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives:
Foreign exchange contracts	$3.5	$—	$3.5	$—
Money market fund	325.4	325.4	—	—
Insurance contracts	32.5	32.5	—	—
Total	$361.4	$357.9	$3.5	$—

Liabilities
Derivatives:
Commodity contracts	$119.5	$112.2	$7.3	$—
Interest rate contracts	8.1	—	8.1	—
Foreign exchange contracts	0.2	—	0.2	—
Total	$127.8	$112.2	$15.6	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the three and nine months ended January 30, 2011, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
Other Financial Instruments
We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of January 30, 2011 and May 2, 2010.

	January 30, 2011		May 2, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,790.9	$2,442.2	$3,229.3	$2,963.0

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 15:     CONTINGENCIES
Fire Insurance Settlement
In July 2009 (fiscal 2010), a fire occurred at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Incorporated (Patrick Cudahy), in Cudahy, Wisconsin. The fire damaged a portion of the facility’s production space and required the temporary cessation of operations, but did not consume the entire facility. Shortly after the fire, we resumed production activities in undamaged portions of the plant, including the distribution center, and took steps to address the supply needs for Patrick Cudahy products by shifting production to other Company and third-party facilities.
We maintain comprehensive general liability and property insurance, including business interruption insurance. Through the second quarter of fiscal 2011, we were advanced $75.5 million toward the ultimate settlement of the claim. In December 2010 (fiscal 2011), we reached an agreement with our insurance carriers to settle the claim for a total of $208.0 million. We allocated these proceeds to first recover the book value of the property lost, out-of-pocket expenses incurred and business interruption losses that resulted from the fire. The remaining proceeds were recognized as an involuntary conversion gain of $120.6 million in the Corporate segment in the third quarter of fiscal 2011. The involuntary conversion gain was classified in a separate line item on the consolidated condensed statement of income. Based on an evaluation of business interruption losses incurred, we recognized $2.9 million and $22.5 million in the three months ended January 30, 2011 and January 31, 2010, respectively, and $15.8 million and $22.5 million for the nine months ended January 30, 2011 and January 31, 2010, respectively, of the insurance proceeds in cost of sales in our Pork segment to offset business interruption losses.
Insurance Litigation Settlement
As described in Note 18 in our Annual Report on Form 10-K, we are subject to ongoing litigation regarding nuisance suits that were filed in Missouri. In November 2010 (fiscal 2011), we reached a settlement with one of our insurance carriers regarding the reimbursement of certain past and future defense costs associated with our Missouri litigation. Related to this matter, we recognized a net benefit of $19.1 million in selling, general and administrative expenses in the Hog Production segment in the second quarter of fiscal 2011.
Litigation
There have been no significant developments regarding the litigation disclosed in Note 18 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010, nor have any significant new matters arisen during fiscal 2011.

NOTE 16:     REPORTABLE SEGMENTS
We conduct our operations through five reportable segments: Pork, Hog Production, International, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Other segment is comprised of disposed businesses including our turkey production operations and our 49% interest in Butterball, which were sold in December 2010 (fiscal 2011), and our live cattle operations, which were sold in the first quarter of fiscal 2010. The Corporate segment provides management and administrative services to support our other segments.
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

The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
	(in millions)		(in millions)
Sales:
Segment sales—
Pork	$2,684.7	$2,399.4	$7,576.3	$6,892.9
Hog Production	649.9	597.4	2,004.8	1,541.3
International	355.9	338.5	1,001.6	965.2
Other	12.9	27.3	74.7	125.2
Total segment sales	3,703.4	3,362.6	10,657.4	9,524.6
Intersegment sales—
Pork	(7.9)	(8.8)	(21.7)	(24.4)
Hog Production	(500.1)	(462.7)	(1,520.7)	(1,184.2)
International	(9.2)	(6.4)	(28.7)	(23.6)
Total intersegment sales	(517.2)	(477.9)	(1,571.1)	(1,232.2)
Consolidated sales	$3,186.2	$2,884.7	$9,086.3	$8,292.4

Operating profit (loss):
Pork	$254.8	$152.8	$557.0	$427.5
Hog Production	(2.3)	(78.1)	139.8	(453.0)
International	34.5	35.6	103.1	104.0
Other	(0.5)	6.6	(2.3)	1.2
Corporate	86.2	(20.4)	30.8	(56.2)
Consolidated operating profit	$372.7	$96.5	$828.4	$23.5

NOTE 17:     SUBSEQUENT EVENTS
January Tender Offer
In January 2011 (fiscal 2011), we commenced the January Tender Offer to purchase for cash the maximum aggregate principal amount of our outstanding 2013 Notes and 2014 Notes that we could for $450.0 million. The January Tender Offer expired on February 9, 2011. As a result of the January Tender Offer, we paid $450.0 million to repurchase 2013 Notes and 2014 Notes with face values of $190.0 million and $200.9 million, respectively. We have classified the carrying amount of these notes within current portion of long-term debt and capital lease obligations on the consolidated condensed balance sheet as of January 30, 2011. A loss of approximately $71 million on the repurchase of this debt will be recognized in the fourth quarter of fiscal 2011.

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

EXECUTIVE OVERVIEW
We are the largest hog producer and pork processor in the world. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We operate in a cyclical industry and our results are significantly affected by fluctuations in commodity prices for livestock (primarily hogs) and grains. For example, a $1 per bushel increase in the price of corn would negatively impact profitability in our Hog Production segment by $10 per head. Some of the factors that we believe are critical to the success of our business are our ability to:

▪	maintain and expand market share, particularly in packaged meats,

▪	develop and maintain strong customer relationships,

▪	continually innovate and differentiate our products,

▪	manage risk in volatile commodities markets, and

▪	maintain our position as a low cost producer of live hogs, fresh pork and packaged meats.
We conduct our operations through five reportable segments: Pork, Hog Production, International, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Other segment is comprised of disposed businesses including our turkey production operations and our 49% interest in Butterball, which were sold in December 2010 (fiscal 2011), and our live cattle operations, which were sold in the first quarter of fiscal 2010. The Corporate segment provides management and administrative services to support our other segments.
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
Third Quarter of Fiscal 2011 Summary
Net income was $202.6 million, or $1.21 per diluted share, in the third quarter of fiscal 2011, compared to a net loss of $37.3 million, or $.22 per diluted share, in the same quarter last year. The following summarizes the results of each of our reportable segments for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010:

▪	Pork segment operating profit increased from $152.8 million to $254.8 million driven by substantially higher fresh pork market prices, which offset the impact of higher raw material costs.

▪	International segment operating profit was relatively consistent with prior year results.

▪	Hog Production segment operating loss decreased by $75.8 million due to substantially higher live hog prices.

▪	Other segment operating results declined by $7.1 million, which reflects the disposal of our turkey business in December 2010 (fiscal 2011).

▪
Corporate segment results improved $106.6 million primarily due to a $120.6 million gain on the final settlement of our insurance claim related to the fire that occurred at our Cudahy, Wisconsin facility in fiscal 2010, partially offset by higher variable compensation expenses stemming from substantially improved consolidated operating results.

Outlook
The commodity markets affecting our business are extremely volatile and fluctuate on a daily basis. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪
Pork—Despite tight hog supplies and high live hog prices, which typically place pressure on fresh pork margins, we achieved very solid processing margins through the first three quarters of fiscal 2011. Fresh pork margins were particularly strong in the third quarter, as record high cut-out values drove significant margin gains on a per head basis. As we enter the last quarter of the fiscal year, we expect fresh pork margins will begin to moderate below these record levels. However, fundamentals in the fresh pork complex continue to be very strong. And, the segment should benefit from lower industry slaughter levels, relatively low protein freezer stocks, and higher relative world-wide pork prices. Accordingly, we remain optimistic about our fresh pork performance moving into the fourth quarter of fiscal 2011 and early fiscal 2012. On the export front, we expect continued healthy demand will provide additional domestic price support and help the overall fresh pork complex.

Pricing discipline, rationalization of low margin business, lower raw material costs, increased plant capacity utilization and the initial benefits of the Restructuring Plan, as defined below under "Significant Events Affecting Results of Operations," pushed packaged meats profits to record highs in fiscal 2010. In the first three quarters of fiscal 2011, margins retreated from fiscal 2010's record highs, but still remained historically strong. For the balance of fiscal 2011, we expect our packaged meats business will continue to be solidly profitable, notwithstanding comparatively higher raw material costs associated with higher live hog prices. Margins are expected to continue to be strong in historical terms. We expect margins in this part of the business to average in excess of $.10 per pound for the balance of fiscal 2011and into fiscal 2012.
In summary, we continue to be optimistic about the Pork segment in the near term. We expect the actions we have taken on the sales, operating and restructuring fronts will support segment profitability. With the completion of the Restructuring Plan, we are re-focusing our efforts on sales and marketing initiatives designed to drive profitable top line growth.

▪
International—We are pleased with the performance of our international meat operations, especially in Poland. Through the first three quarters of fiscal 2011, our Polish subsidiaries' operating performance has exceeded last year's record levels. Looking forward, we expect continued sustained profitability in our Polish operation. Similarly, our meat operations in Mexico are expected to continue to make positive contributions for the balance of the fiscal year. In Romania, our meat processing operations are facing headwinds of a recessionary environment and weak demand. As a result, we do not expect our Romanian meat operations, which are the smallest of our international meat operations, to be profitable for the balance of fiscal 2011. Nonetheless, we expect our overall international meat operations will continue to deliver solid results as we move into the fourth quarter of fiscal 2011 and early stages of fiscal 2012.

Beyond our wholly owned operations, we also expect continued positive contributions from our investment in CFG (as defined below). However, CFG will be operating in an adverse environment of high unemployment, recessionary conditions across Western Europe and higher raw material costs, which may temper future results.
We expect higher year-over-year grain prices throughout our international swine production operations in fiscal 2012. This will put pressure on feeding margins. We believe we will experience seasonally higher hog prices as we look out to this spring and summer, which will improve margins. It is too early to determine if international demand for pork, in the face of lower worldwide supplies of hogs, will translate to sufficiently higher sustained hog prices to provide profits in hog production in the second half of fiscal 2012.

▪
Hog Production—After a considerable and extended period of sizable losses in the hog production industry, the cycle has turned and the environment has improved significantly. Modest contractions in the U.S. sow herd contributed to tightened supplies which, in turn, have resulted in higher live hog market prices. Live hog prices averaged 33% higher during the first nine months of fiscal 2011 than during the comparative period a year earlier. We do not foresee significant herd expansion on the horizon, which should help stabilize prices at healthier levels than we experienced in fiscal 2010.
Our domestic raising costs spiked to all-time highs in the second quarter of fiscal 2009, reaching a quarterly average of $63 per hundredweight. Since that time, raising costs have moderated substantially to the low $50's per hundredweight. Spiking feed grain prices are again expected to drive raising costs higher into the mid-to-upper $50's per hundredweight during the fourth quarter of fiscal 2011, and then trend into the low-to-mid $60's in fiscal 2012. At the same time however, the current futures curve for lean hogs suggests robust live hog pricing well into fiscal 2012. Consequently, we expect our live hog production operations to be modestly profitable in the near term. Longer term, we have developed a plan, described more fully below, to improve our cost structure. We expect the cost savings plan will reduce our base raising costs by approximately $2 per hundredweight. However, the plan may take several years to complete before the benefits are fully realized.

▪
Other—The Other segment is comprised almost entirely of our wholly-owned turkey operations and our 49% interest in Butterball, LLC (Butterball). As more fully described under "Significant Events Affecting Results of Operations—Butterball," we completed the sale of these assets in early December 2010. Accordingly, the segment is not expected to generate further income or loss for the balance of the fiscal year.

Recent Regulatory Developments
E15 Ruling
On October 13, 2010, the Environmental Protection Agency (EPA) granted a “partial waiver” to a statutory bar under the Clean Air Act prohibiting fuel manufacturers from introducing fuel additives that are not “substantially similar” to those already approved and in use for vehicles of model year (MY) 1975 or later. The EPA's decision allows fuel manufactures to increase the ethanol content of gasoline to 15 percent (E15) for use in MY 2007 and newer light-duty motor vehicles, including passenger cars, light-duty trucks, and medium-duty passenger vehicles. On January 21, 2011, the EPA granted another partial waiver authorizing E15 use in MY 2001-2006 light-duty motor vehicles. Prior to EPA's decisions, the ethanol content of gasoline in the United States was limited to 10 percent.
Taken together, the two actions by the EPA allow the immediate introduction of E15 into commerce and the marketplace by manufacturers. The EPA is presently in the process of completing work on additional regulations for mitigating potential misfueling of vehicles and equipment for which E15 is not approved. Although the short-term and long-term impact of E15 is currently unknown, studies have shown that expanded ethanol production has driven up the price of livestock feed and led to commodity-price volatility. We cannot presently assess the full economic impact of the proposed regulations on the meat processing industry or on our operations.
Proposed GIPSA Rule
In June 2010, the United States Department of Agriculture, Grain Inspection, Packers and Stockyards Administration (GIPSA) published a proposed rule adding new regulations under the Packers and Stockyards Act and requested public comment. The public comment period has closed, and GIPSA is considering what, if any changes it may adopt based on the comments received. These new regulations, if adopted as proposed, could significantly impact our relationships both with other meat packers to whom we sell livestock and with our independent contract growers from whom we buy livestock by prohibiting or restricting numerous practices that have been permitted for decades. We cannot presently assess the full economic impact of the proposed regulations on the meat processing industry or on our operations.

RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
Fire Insurance Settlement
In July 2009 (fiscal 2010), a fire occurred at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Incorporated (Patrick Cudahy), in Cudahy, Wisconsin. The fire damaged a portion of the facility’s production space and required the temporary cessation of operations, but did not consume the entire facility. Shortly after the fire, we resumed production activities in undamaged portions of the plant, including the distribution center, and took steps to address the supply needs for Patrick Cudahy products by shifting production to other Company and third-party facilities.

We maintain comprehensive general liability and property insurance, including business interruption insurance. Through the second quarter of fiscal 2011, we were advanced $75.5 million toward the ultimate settlement of the claim. In December 2010 (fiscal 2011), we reached an agreement with our insurance carriers to settle the claim for a total of $208.0 million. We allocated these proceeds to first recover the book value of the property lost, out-of-pocket expenses incurred and business interruption losses that resulted from the fire. The remaining proceeds were recognized as an involuntary conversion gain of $120.6 million in the Corporate segment in the third quarter of fiscal 2011. The involuntary conversion gain was classified in a separate line item on the consolidated condensed statement of income. Based on an evaluation of business interruption losses incurred, we recognized $2.9 million and $22.5 million in the three months ended January 30, 2011 and January 31, 2010, respectively, and $15.8 million and $22.5 million for the nine months ended January 30, 2011 and January 31, 2010, respectively, of the insurance proceeds in cost of sales in our Pork segment to offset business interruption losses.
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

	Accrued Balance May 2, 2010	1st Quarter FY 2011 Expense	2nd Quarter FY 2011 Expense	3rd Quarter FY 2011 Expense	Payments	Accrued Balance January 30, 2011	Cumulative Expense-to-Date	Estimated Remaining Expense
Cost savings activities:	(in millions)
Contract terminations	$1.8	$—	$13.9	$5.5	$(20.1)	$1.1	$22.2	$3.4
Other associated costs	—	0.2	0.8	4.9	(3.0)	2.9	5.9	3.4
Total cost savings activities	$1.8	0.2	14.7	10.4	$(23.1)	$4.0	28.1	6.8

Other charges:
Accelerated depreciation		0.3	0.6	0.5			5.2	0.7
Impairment		—	—	—			2.5	—
Total other charges		0.3	0.6	0.5			7.7	0.7
Total cost savings activities and other charges		$0.5	$15.3	$10.9			$35.8	$7.5

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
Debt Extinguishment
In August 2010 (fiscal 2011), we began repurchasing a portion of our senior unsecured notes due August 2011 (2011 Notes). During the second quarter of fiscal 2011, we paid $210.7 million to repurchase notes with a face value of $203.8 million. We recognized a loss of $7.3 million in the second quarter of fiscal 2011, including the write-off of related unamortized debt costs, as a result of these debt repurchases.
In November 2010 (fiscal 2011), we commenced an offer to purchase for cash (the November Tender Offer) up to an aggregate of $337.0 million principal amount of our outstanding 2011 Notes. The November Tender Offer expired on December 1, 2010. As a result of the November Tender Offer, we paid $332.4 million to repurchase notes with a face value of $318.4 million in the third quarter of fiscal 2011. We recognized a loss of $14.1 million in the third quarter of fiscal 2011, including the write-off of related unamortized debt costs, as a result of the November Tender Offer.

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
Hog Farm Sales and Impairments
Oklahoma and Iowa
In January 2011 (fiscal 2011), we completed the sale of certain hog production assets located in Oklahoma and Iowa. As a result of these sales, we received total net proceeds of $70.4 million and recognized gains totaling $6.9 million, after allocating $17.0 million of goodwill to these asset groups. The gains were recorded in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. We reclassified the carrying amount of these disposal groups, which consisted of $26.4 million of property, plant and equipment, $21.9 million of inventories and $17.0 million of goodwill, to prepaid expenses and other current assets in the consolidated condensed balance sheet as of May 2, 2010. The operating results and cash flows from these asset groups were not considered material for separate disclosure.
Texas
In fiscal 2008 and fiscal 2009, we announced that we would reduce the size of our U.S. sow herd by 10% in order to reduce the overall supply of hogs in the U.S. market. In June 2009 (fiscal 2010), we decided to further reduce our domestic sow herd by 3%, or approximately 30,000 sows, which was accomplished by ceasing hog production operations and closing the farms related to our Dalhart, Texas operation. In addition, in the first quarter of fiscal 2010, we entered into negotiations to sell certain other hog farms. As a result of these decisions, we recorded total impairment charges of $34.1 million, including a $6.0 million allocation of goodwill, in the first quarter of fiscal 2010 to write-down the hog farm assets to their estimated fair value of $48.8 million. The impairment charges were recorded in cost of sales in the Hog Production segment.
The fair value estimate of our Dalhart, Texas operation was based on our assessment of the facts and circumstances at the time of the write-down, which indicated that the highest and best use of the assets by a market participant was for crop farming. In the third quarter of fiscal 2011, we sold a portion of the Dalhart, Texas assets to a crop farmer for net proceeds of $9.1 million and recognized a loss on the sale of $1.8 million in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. Also, in the third quarter of fiscal 2011, we received a non-binding letter of intent from a prospective buyer for the purchase of our remaining Dalhart, Texas assets. The prospective buyer has indicated that it intends to utilize the farms for hog production after reconfiguring the assets to meet their specific business purposes. Assuming the transaction closes as currently contemplated, it will not result in additional impairment. The transaction is expected to close by the end of fiscal 2011.
Butterball
In June 2010 (fiscal 2011), we announced that we had made an offer to purchase our joint venture partner’s 51% ownership interest in Butterball and our partner’s related turkey production assets. In accordance with Butterball’s operating agreement, our partner had to either accept the offer to sell or be required to purchase our 49% interest and our related turkey production assets, which we refer to below as our turkey operations.
In September 2010 (fiscal 2011), we were notified of our joint venture partner’s decision to purchase our 49% interest in Butterball and our related turkey production assets. In December 2010 (fiscal 2011), we completed the sale of these assets for $167.0 million, subject to customary post-closing adjustments for differences in working capital at closing from agreed upon targets, and recognized a gain of $0.2 million. The operating results and cash flows from our turkey operations were not considered material for separate disclosure.
Pork Restructuring
In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  The plan included the closure of six plants. This restructuring has made us more competitive by improving operating efficiencies and increasing plant utilization. We completed the Restructuring Plan in the second quarter of fiscal 2011 with cumulative restructuring and impairment charges of approximately $105 million. We incurred charges of $3.8 million and $13.5 million for the three and nine months ended January 31, 2010, respectively, related to the Restructuring Plan. Of these charges in fiscal 2010, $1.5 million and $8.6 million were included in cost of sales for the three and nine months ended January 31, 2010, respectively, with the remainder recorded in selling, general and administrative expenses. There were no material charges incurred in fiscal 2011.
Sioux City, Iowa Plant
In January 2010 (fiscal 2010), we announced that we would be closing our fresh pork processing plant located in Sioux City, Iowa in April 2010 (fiscal 2010). The Sioux City plant was one of our oldest and least efficient plants. The plant design severely limited our ability to produce value-added packaged meats products and maximize production throughput. A majority of the plant’s production was transferred to other nearby Smithfield plants.
As a result of the closure, we recorded charges of $13.1 million in the Pork segment in the third quarter of fiscal 2010. These charges consisted of $3.6 million for the write-down of long-lived assets, $2.5 million of unusable inventories and $7.0 million for estimated severance benefits pursuant to contractual and ongoing benefit arrangements. Substantially all of these charges were recorded in cost of sales in the Pork segment.
Consolidated Results of Operations
The tables presented below compare our results of operations for the three and nine months ended January 30, 2011 and January 31, 2010. As used in the tables, "NM" means "not meaningful."
Sales and cost of sales

	Three Months Ended			Nine Months Ended
	January 30, 2011	January 31, 2010	% Change	January 30, 2011	January 31, 2010	% Change
	(in millions)			(in millions)
Sales	$3,186.2	$2,884.7	10%	$9,086.3	$8,292.4	10%
Cost of sales	2,729.0	2,600.5	5	7,828.7	7,741.2	1
Gross profit	$457.2	$284.2	61%	$1,257.6	$551.2	128%
Gross profit margin	14%	10%		14%	7%

The following items explain the significant changes in sales and gross profit:
Three Months:

▪	Average unit selling prices in the Pork segment increased 16% driven primarily by a reduction in the supply of pork products and stable demand in the market.

▪	Domestic live hog market prices increased to $50 per hundredweight from $44 in the prior year reflecting tighter supply in the industry.

▪
The improvement in gross profit margin was led by higher fresh pork market values relative to live hog prices, and higher average unit selling prices in the Pork segment, as well as a substantial turnaround in hog production profitability.

Nine Months:

▪	Average unit selling prices in the Pork segment increased 18% driven primarily by a reduction in the supply of pork products and stable demand in the market.

▪	Domestic live hog market prices increased to $55 per hundredweight from $41 in the prior year reflecting tighter supply in the industry.

▪
The improvement in gross profit margin was led by a substantial turnaround in hog production profitability. In addition, higher fresh pork market values relative to live hog prices, and higher average unit selling prices in the Pork segment contributed to the improvement.

▪
Cost of sales in fiscal 2011 included $26.7 million of charges associated with the Cost Savings Initiative. Cost of sales in fiscal 2010 included $59.3 million of impairment, severance and other restructuring charges.

Selling, general and administrative expenses (SG&A)

	Three Months Ended			Nine Months Ended
	January 30, 2011	January 31, 2010	% Change	January 30, 2011	January 31, 2010	% Change
	(in millions)			(in millions)
Selling, general and administrative expenses	$220.3	$194.5	13%	$594.1	$558.3	6%

The following items explain the significant changes in SG&A:
Three Months:

▪	Variable compensation expenses increased by $22.8 million due to higher overall profitability of the Company.

▪	A reduction in the amount of government subsidies recognized for our Romanian hog production operations increased SG&A by $7.4 million.

▪	The current year includes a net gain of $5.1 million on the sale of hog farms in Oklahoma and Iowa and farm land in Texas.
Nine Months:

▪	A reduction in the amount of government subsidies recognized for our Romanian hog production operations increased SG&A by $27.4 million.

▪	Variable compensation expenses increased by $27.1 million due to higher overall profitability of the Company.

▪	The current year includes a $19.1 million benefit related primarily to an insurance settlement associated with certain ongoing lawsuits.

▪	The current year includes a net gain of $5.1 million on the sale of hog farms in Oklahoma and Iowa and farm land in Texas.
Equity in (income) loss of affiliate

	Three Months Ended			Nine Months Ended
	January 30, 2011	January 31, 2010	% Change	January 30, 2011	January 31, 2010	% Change
	(in millions)			(in millions)
Campofrío Food Group (CFG)	$(7.1)	$5.3	234%	$(18.0)	$(2.5)	620%
Mexican joint ventures	(7.8)	(4.4)	77	(23.6)	(11.3)	109
Butterball, LLC (Butterball)	—	(7.9)	NM	(1.3)	(15.3)	(92)
All other equity method investments	(0.3)	0.2	250	(1.4)	(1.5)	(7)
Equity in income of affiliates	$(15.2)	$(6.8)	124%	$(44.3)	$(30.6)	45%

The following items explain the significant changes in equity in income of affiliates for the three and nine month periods:

▪	Prior year results for CFG included a $10.4 million debt restructuring charge and a $1.3 million charge related to its discontinued Russian operation.

▪	Equity income from our Mexican joint ventures increased significantly as a result of higher hog prices.

▪	The decrease in equity income at Butterball reflects our sale of the investment in the third quarter of fiscal 2011.

Interest expense

	Three Months Ended			Nine Months Ended
	January 30, 2011	January 31, 2010	% Change	January 30, 2011	January 31, 2010	% Change
	(in millions)			(in millions)
Interest expense	$60.3	$67.2	(10)%	$194.4	$198.9	(2)%

Three Months:

▪	Interest expense decreased primarily due to the repurchase of $522.2 million of our senior unsecured notes due August 2011 in the second and third quarters of fiscal 2011.
Nine Months:

▪
The decrease in interest expense was primarily due to the repayment of $206.3 million of senior unsecured notes in October 2009 (fiscal 2010) and the repurchase of $522.2 million of our senior unsecured notes due August 2011 in the second and third quarters of fiscal 2011. The decrease was partially offset by higher interest rates on debt and the amortization of debt issuance costs associated with the issuance of debt in the first quarter of fiscal 2010.

Loss on debt extinguishment

	Three Months Ended			Nine Months Ended
	January 30, 2011	January 31, 2010	% Change	January 30, 2011	January 31, 2010	% Change
	(in millions)			(in millions)
Loss on debt extinguishment	$14.1	$—	NM	$21.4	$11.0	95%

▪
As described more fully under “Liquidity and Capital Resources” below, we began repurchasing a portion of our senior unsecured notes due August 2011 in the second quarter of fiscal 2011 and recognized losses of $14.1 million and $21.4 million as a result of the debt repurchases for the three and nine month periods ended January 30, 2011, respectively.

▪
In fiscal 2010, we recognized an $11.0 million charge related to the write-off of amendment fees and costs associated with terminating commitments under our $1.3 billion secured revolving credit agreement (the U.S. Credit Facility) and our €300 million secured revolving credit agreement (the EURO Credit Facility).

Income tax expense (benefit)

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Income tax expense (benefit)	$95.7	$(8.0)	$190.0	$(89.6)
Effective tax rate	32%	(27)%	31%	48%

Our effective tax rate was 32% and (27)% for the three months ended January 30, 2011 and January 31, 2010, respectively, and 31% and 48% for the nine months ended January 30, 2011 and January 31, 2010, respectively. The significant year-over-year variance in the effective tax rate for the third quarter resulted primarily from a change in the full year earnings expectations between foreign and domestic operations from prior quarters, and the resolution of prior estimates. The variation in the effective tax rates for the nine month periods was due primarily to the mix of foreign earnings (which have lower effective tax rates) and domestic earnings in fiscal 2011 compared to fiscal 2010, the benefit of the Federal manufacturer’s deduction, the forecasted utilization of foreign tax credits in the fiscal 2011, and the legislative retroactive reinstatement of the Credit for Increasing Research Activities.

Segment Results
The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.
Pork Segment

	Three Months Ended			Nine Months Ended
	January 30, 2011	January 31, 2010	% Change	January 30, 2011	January 31, 2010	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales:
Fresh pork (1)	$1,093.1	$1,038.6	5%	$3,336.3	$3,090.8	8%
Packaged meats	1,591.6	1,360.8	17	4,240.0	3,802.1	12
Total	$2,684.7	$2,399.4	12%	$7,576.3	$6,892.9	10%

Operating profit:
Fresh pork (1)	$130.3	$11.2	NM	$289.7	$50.5	NM
Packaged meats	124.5	141.6	(12)	267.3	377.0	(29)
Total	$254.8	$152.8	67%	$557.0	$427.5	30%

Sales volume (pounds):
Fresh pork			(4)%			(8)%
Packaged meats			(2)			(5)
Total			(4)%			(7)%

Average unit selling price (dollars):
Fresh pork			10%			17%
Packaged meats			19			17
Total			16%			18%

Average domestic live hog prices (per hundred weight) (2)	$49.73	$44.44	12%	$54.54	$40.94	33%
____________________

(1)	Includes by-products and rendering.

(2)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:
Three Months:

▪	Sales and operating profit were positively impacted by substantially higher average unit selling prices driven by a reduction in the supply of pork products and stable demand in the market.

▪	Fresh pork operating profit increased as a result of substantially higher fresh pork market prices relative to live hog prices, and higher average unit selling prices, while slaughter levels fell 6%.

▪	Packaged meats operating profit declined reflecting substantially higher raw material costs, which we were unable to fully pass on to consumers.

▪	Operating profit in fiscal 2010 included $16.9 million in charges associated with the Restructuring Plan and the Sioux City plant closure.

Nine Months:

▪	Sales and operating profit were positively impacted by substantially higher average unit selling prices driven by a reduction in the supply of pork products and stable demand in the market.

▪	Fresh pork operating profit increased as a result of substantially higher fresh pork market prices relative to live hog prices, and higher average unit selling prices, while slaughter levels fell 10%.

▪	Packaged meats operating profit declined reflecting substantially higher raw material costs, which we were unable to fully pass on to consumers.

▪	Operating profit in fiscal 2010 included $26.6 million in charges associated with the Restructuring Plan and the Sioux City plan closure.
Hog Production Segment

	Three Months Ended			Nine Months Ended
	January 30, 2011	January 31, 2010	% Change	January 30, 2011	January 31, 2010	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales	$649.9	$597.4	9%	$2,004.8	$1,541.3	30%
Operating (loss) profit	(2.3)	(78.1)	97	139.8	(453.0)	131

Head sold	4.33	4.64	(7)%	12.46	13.09	(5)%

Average domestic live hog prices (per hundredweight) (1)	$49.73	$44.44	12%	$54.54	$40.94	33%
Domestic raising costs (per hundredweight)	$51.77	$51.65	0	$53.18	$55.18	(4)
____________________

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

In addition to the information provided in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit (loss):
Three Months:

▪	Sales and operating loss were positively impacted by substantially higher live hog prices due to a reduction in the supply of market hogs.

▪	Operating loss in fiscal 2011 included $10.9 million of charges associated with the Cost Savings Initiative.

▪	Operating loss in fiscal 2011 included a net gain of $5.1 million on the sale of hog farms in Oklahoma and Iowa and farm land in Texas.

▪	Operating loss in fiscal 2011 included approximately $1.9 million in gains on the sale of breeding stock compared to approximately $4.8 million in losses in fiscal 2010.
 Nine Months:

▪	Sales and operating profit were positively impacted by substantially higher live hog prices due to a reduction in the supply of market hogs.

▪	Operating loss in fiscal 2010 included $34.1 million in impairment charges related to certain hog farms, which is more fully explained under "Significant Events Affecting Results of Operations" above.

▪	Operating profit in fiscal 2011 included a benefit of $19.1 million related primarily to an insurance settlement associated with certain ongoing lawsuits.

▪	Operating profit in fiscal 2011 included approximately $20.2 million million in gains on the sale of breeding stock compared to approximately $19.3 million in losses in fiscal 2010.

▪	Operating profit in fiscal 2011 included $26.7 million of charges associated with the Cost Savings Initiative.

▪	Operating profit in fiscal 2011 includes a net gain of $5.1 million on the sale of hog farms in Oklahoma and Iowa and farm land in Texas.
International Segment

	Three Months Ended			Nine Months Ended
	January 30, 2011	January 31, 2010	% Change	January 30, 2011	January 31, 2010	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales:
Poland	$280.6	$265.7	6%	$776.8	$749.0	4%
Romania	49.2	46.2	6	147.2	141.3	4
Other	26.1	26.6	(2)	77.6	74.9	4
Total	$355.9	$338.5	5%	$1,001.6	$965.2	4%

Operating profit (loss):
Poland	$17.7	$25.9	(32)%	$57.0	$59.6	(4)%
Romania	3.1	11.0	(72)	8.5	31.8	(73)
Other (1)	13.7	(1.3)	NM	37.6	12.6	198
Total	$34.5	$35.6	(3)%	$103.1	$104.0	(1)%

Poland:
Sales volume (pounds)			10%			13%
Average Unit Selling Price			(5)			(9)
Head Processed			21			29
Head Raised			14			14
Raising costs (per hundredweight)			7			(3)

Romania:
Sales volume (pounds)			17%			20%
Average Unit Selling Price			(9)			(13)
Head Processed			21			18
Head Raised			21			18
Raising costs (per hundredweight)			(17)			(22)
____________________

(1)	Includes our equity method investments in Mexico and the results from our investment in CFG.

In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:
Three Months:

▪	The increase in sales volume was primarily due to capacity expansion in semi-processed and sausage products in Poland and the expansion of hog production operations in Romania.

•	The decrease in average unit selling price was due to a change in product mix between fresh and packaged products.

▪	Equity income from CFG in fiscal 2010 included $10.4 million of debt restructuring charges and $1.3 million of charges related to its discontinued Russian operation.

▪	In Romania, we recognized $7.4 million less in government subsidies for hog production than the prior year due to the expiration of the subsidy program in the second half of fiscal 2010.

▪	Foreign currency transaction gains were $3.5 million lower than the prior year.
Nine Months:

▪	The increase in sales volume was primarily due to capacity expansion in semi-processed and sausage products in Poland and the expansion of hog production operations in Romania.

•	The decrease in selling price was due to a change in product mix between fresh and packaged products.

▪	In Romania, we recognized $27.4 million less in government subsidies for hog production than the prior year due to the expiration of the subsidy program in the second half of fiscal 2010.

▪	Equity income from our equity method investments increased $28.1 million primarily driven by higher hog prices in Mexico.

▪	Equity income from CFG in fiscal 2010 was negatively impacted by $10.4 million of debt restructuring charges and $1.3 million of charges related to its discontinued Russian operation.

▪	Foreign currency transaction losses were $3.1 million higher than the prior year.
Other Segment

	Three Months Ended			Nine Months Ended
	January 30, 2011	January 31, 2010	% Change	January 30, 2011	January 31, 2010	% Change
	(in millions)			(in millions)
Sales	$12.9	$27.3	(53)%	$74.7	$125.2	(40)%
Operating (loss) profit	(0.5)	6.6	(108)	(2.3)	1.2	(292)

The following items explain the significant changes in Other segment sales and operating loss:
Three Months:

▪	The decrease in sales reflects the sale of our turkey operations in December 2010 (fiscal 2011).

▪	The decrease in operating profit reflects the sale of our turkey operations, including our investment in Butterball, in December 2010 (fiscal 2011).
Nine Months:

▪	The decrease in sales reflects the sale of our turkey operations in December 2010 (fiscal 2011). Additionally, the prior year included $33.3 million from the sale of our remaining live cattle.

▪	The decrease in operating profit reflects the sale of our turkey operations, including our investment in Butterball, in December 2010 (fiscal 2011).

Corporate Segment

	Three Months Ended			Nine Months Ended
	January 30, 2011	January 31, 2010	% Change	January 30, 2011	January 31, 2010	% Change
	(in millions)			(in millions)
Operating profit (loss)	$86.2	$(20.4)	523%	$30.8	$(56.2)	155%

The following items explain the significant changes in the Corporate segment’s operating loss:
Three Months:

▪
Operating profit in fiscal 2011 was positively impacted by a gain of $120.6 million on the final settlement with our insurance carriers of our claim related to the fire that occurred at our Cudahy, Wisconsin facility in fiscal 2010.

▪	Compensation expenses increased $11.0 million driven by substantially improved consolidated operating results.

▪	Bank fees increased $2.5 million as a result of debt repurchases and other transactions.
 Nine Months:

▪
Operating profit in fiscal 2011 was positively impacted by a gain of $120.6 million on the final settlement with our insurance carriers of our claim related to the fire that occurred at our Cudahy, Wisconsin facility in fiscal 2010.

▪	Compensation expenses increased $19.8 million driven by substantially improved consolidated operating results.

▪	Bank fees increased $7.4 million as a result of debt repurchases and other transactions.

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
Our focus has shifted from acquisitions and capital spending to integration and debt reduction. Capital expenditures have averaged $272.5 million over the last three full fiscal years. We expect capital spending for fiscal 2011 to be well below this average. We have also repurchased a total of $913.1 million aggregate principal amount of our senior unsecured and senior secured notes through February 10, 2011. We will continue to focus on further reducing debt as opportunities arise and cash is available.
Based on the following, we believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months:

▪
As of January 30, 2011, our liquidity position was approximately $1.4 billion, comprised of $754.0 million of availability under the ABL Credit Facility (as defined below), $577.9 million in cash and cash equivalents and $43.8 million of availability under international credit lines.

▪	We generated $390.6 million of positive net cash flows from operating activities through the first nine months of fiscal 2011.

▪	With the exception of the remaining $77.8 million of 2011 Notes, we have no substantial debt obligations coming due until fiscal 2014.

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
Credit Facilities

	January 30, 2011
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
ABL Credit Facility	$1,000.0	$(101.6)	$(144.4)	$—	$754.0
International facilities	124.1	—	—	(80.3)	43.8
Total credit facilities	$1,124.1	$(101.6)	$(144.4)	$(80.3)	$797.8
In July 2009 (fiscal 2010), we entered into a new asset-based revolving credit agreement totaling $1.0 billion that supports short-term funding needs and letters of credit (the ABL Credit Facility), and terminated the U.S. Credit Facility, which was scheduled to expire in August 2010 (fiscal 2011). Loans made under the ABL Credit Facility will mature and the commitments thereunder will terminate in July 2012 (fiscal 2013). However, the ABL Credit Facility will be subject to an earlier maturity if we fail to satisfy certain conditions related to the refinancing or repayment of our 2011 Notes.  The ABL Credit Facility provides for an option, subject to certain conditions, to increase total commitments to $1.3 billion in the future.
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

Cash Flows
Operating Activities

	Nine Months Ended
	January 30, 2011	January 31, 2010
	(in millions)
Net cash flows from operating activities	$390.6	$142.5

The following items explain the significant changes in cash flows from operating activities:

▪	Cash received from customers increased due to higher selling prices.

▪	Cash received for the settlement of derivative contracts and for margin requirements increased $130.6 million.

▪	We received cash dividends from CFG of approximately $3.4 million in the first nine months of fiscal 2011 compared to $16.6 million in the prior year.

▪	Cash paid to outside hog suppliers was significantly higher than the prior year due to a 33% increase in average live hog market prices.

▪	Cash paid for grain was approximately $66 million higher than prior year due to increased feed prices.

▪	We contributed $73.6 million to our qualified pension plans in the first nine months of fiscal 2011 compared to $44.7 million in the prior year.

▪	In the current year, we transferred a total $39.4 million of cash to our workers compensation service providers to replace letters of credit previously held as collateral in these arrangements.

▪	We contributed $33.4 million to our supplemental executive retirement plan in the first nine months of fiscal 2011 compared to $1.3 million in the prior year.
Investing Activities

	Nine Months Ended
	January 30, 2011	January 31, 2010
	(in millions)
Capital expenditures	$(112.1)	$(125.8)
Dispositions, including Butterball, LLC	228.8	23.3
Insurance proceeds	120.6	9.9
Net proceeds (additions) of breeding stock	21.5	(10.6)
Proceeds from sale of property, plant and equipment	21.7	8.7
Other	0.1	3.8
Net cash flows from investing activities	$280.6	$(90.7)

The following items explain the significant investing activities for the nine months ended January 30, 2011 and January 31, 2010:
Fiscal 2011

▪	Capital expenditures primarily related to plant and hog farm improvement projects, including approximately $29 million related to the Cost Savings Initiative.

▪	Dispositions included proceeds from the sale of our investment in Butterball, LLC and our related turkey production assets and proceeds from the sale of hog operations in Oklahoma and Iowa.

▪
The insurance proceeds represent the gain on involuntary conversion of property, plant and equipment due to the fire that occurred at our Cudahy, Wisconsin facility in July 2009 (fiscal 2010) upon the final settlement of claims with our insurance carriers in the third quarter of fiscal 2011.

▪	Net proceeds from the sale of breeding stock increased as a result of higher market prices.

▪	Proceeds from the sale of property, plant and equipment includes $9.1 million from the sale of farm land in Texas.
Fiscal 2010

▪	Capital expenditures primarily related to the Restructuring Plan, the purchase of property and equipment previously leased and plant and hog farm improvement projects.

▪	Dispositions included $14.2 million in proceeds from the sale of our interest in Farasia Corporation and $9.1 million in proceeds from the sale of RMH Foods, LLC.

▪
The insurance proceeds represent the portion of total insurance proceeds received through the third quarter of fiscal 2010, which we determined are related to the destruction of property, plant and equipment due to the fire that occurred at our Cudahy, Wisconsin facility.

Financing Activities

	Nine Months Ended
	January 30, 2011	January 31, 2010
	(in millions)
Proceeds from the issuance of long-term debt	$—	$840.1
Principal payments on long-term debt and capital lease obligations	(550.1)	(323.7)
Net proceeds (repayments) on revolving credit facilities and notes payables	33.4	(479.4)
Proceeds from the issuance of common stock and stock option exercises	0.8	294.8
Cash posted as collateral	(25.8)	—
Debt issuance costs	—	(62.8)
Purchase of redeemable noncontrolling interest	—	(38.9)
Net cash flows from financing activities	$(541.7)	$230.1

The following items explain the significant financing activities for the nine months ended January 30, 2011 and January 31, 2010:
Fiscal 2011

▪
We repurchased a portion of our senior unsecured notes due August 2011 with a total face value of $522.2 million for $543.1 million through open market purchases as well as a tender offer that expired on December 1, 2010.

▪	We repaid $26.7 million on outstanding loans in the International segment.

▪	We received $11.0 million and $17.6 million, respectively, from the issuance of notes payable and draws on credit facilities in the International segment.

▪
We transferred $20.0 million of cash into a deposit account to serve as collateral for overdrafts on certain of our bank accounts in place of letters of credit previously used under our banking agreement and $5.8 million of cash to the counterparty of our interest rate swap contract to serve as collateral and replace letters of credit previously provided under the contract.

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

▪
In November 2009 (fiscal 2010), the noncontrolling interest holders of Premium Pet Health, LLC (PPH), a subsidiary in our Pork segment, notified us of their intention to exercise their put option, requiring us to purchase all of their ownership interests in the subsidiary. In December 2009 (fiscal 2010), we acquired the remaining 49% interest in PPH for $38.9 million. PPH is a leading protein-by-product processor that supplies many of the leading pet food processors in the United States.

Interest Expense Spread
Subsequent to the third quarter of fiscal 2011, we received an upgrade from Moody's Investor Services ("Moody's") increasing our credit ratings from 'B2' to 'B1'. Although we had no borrowings outstanding on the ABL Credit Facility as of January 30, 2011, based on this upgrade by Moody's and our credit rating of 'B-' from Standard & Poor's Rating Services, the applicable interest expense spread would have decreased from 4.50% to 4.25%. A downgrade by Standard & Poor's Rating Services would have no impact on our interest expense spread.
Debt Covenants and the Incurrence Test
Our various debt agreements contain covenants that limit additional borrowings, acquisitions, dispositions, leasing of assets and payments of dividends to shareholders, among other restrictions.
Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test). Beginning in the third quarter of fiscal 2009 and through the first quarter of fiscal 2011, we did not meet the Incurrence Test. The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test was not a default. We met the Incurrence Test for the second and third quarters of fiscal 2011.

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
We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $69.8 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $61.3 million was outstanding as of January 30, 2011, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $12.7 million of leases that were transferred to JBS in connection with the sale of our beef operations in October 2008 (fiscal 2009). Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.
Additional Matters Affecting Liquidity
Capital Projects
As of January 30, 2011, we had total estimated remaining capital expenditures of $113 million on approved projects, including approximately $55 million related to the Cost Savings Initiative. These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities. Total capital expenditures are expected to remain below depreciation in fiscal 2011.
Tender Offer
In January 2011 (fiscal 2011), we announced that we had commenced a dutch auction cash tender offer to purchase for $450.0 million in cash (the January Tender Offer) the maximum aggregate principal amount of our outstanding senior unsecured notes due May 2013 (2013 Notes) and our outstanding senior secured notes due July 2014 (2014 Notes). The January Tender Offer expired on February 9, 2011. As a result of the January Tender Offer, we paid $450.0 million to repurchase 2013 Notes and 2014 Notes with face values of $190.0 million and $200.9 million, respectively. The carrying amount of these notes was classified within current portion of long-term debt and capital lease obligations on the consolidated condensed balance sheet as of January 30, 2011. A loss of approximately $71 million on the repurchase of this debt will be recognized in the fourth quarter of fiscal 2011.
Group Pens
In January 2007 (fiscal 2007), we announced a voluntary, ten-year program to phase out individual gestation stalls at our sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $300.0 million. In "Item 1. Business—Animal Welfare Program" of our Annual Report on Form 10-K for the fiscal year ended May 2, 2010, we announced the delay of capital expenditures for the program due to significant operating losses previously incurred by our Hog Production segment and that we no longer expected to complete the phase-out within ten years of the original announcement. In third quarter of fiscal 2011, we restarted capital expenditures for the program. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. We do not expect that the switch to penning systems at sow farms will have a material adverse effect on our operations.

Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the nine months ended January 30, 2011, margin deposits posted by us ranged from $(50.6) million to $193.9 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with brokers during the nine months ended January 30, 2011 was $50.0 million. As of January 30, 2011, the net amount on deposit with brokers was $89.3 million.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For complete quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of January 30, 2011 and May 2, 2010.

	January 30, 2011	May 2, 2010
	(in millions)
Livestock	$49.7	$137.2
Grains	32.9	48.8
Energy	0.6	0.9
Interest rates	—	0.2
Foreign currency	7.0	5.0

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of January 30, 2011. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of January 30, 2011.
There were no changes in our internal control over financial reporting during our third quarter of fiscal 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material changes with respect to the legal proceedings disclosed in our Quarterly Reports on Form 10-Q for the quarter ended October 31, 2010 and in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010.

ITEM 1A.     RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended August 1, 2010 and in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2010 to November 30, 2010	—		n/a	n/a	2,873,430
December 1, 2010 to December 31, 2010	4,248		$20.40	n/a	2,873,430
January 1, 2011 to January 30, 2011	—		n/a	n/a	2,873,430
Total	4,248	(2)	$20.40	n/a	2,873,430
____________________

(1)
As of January 30, 2011, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005. There is no expiration date for this repurchase plan.

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

Date: March 11, 2011