Form 10-K
period 2011-05-01
SMITHFIELD FOODS INC
filed 2011-06-17
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of October 31, 2010 was approximately $1.7 billion. This figure was calculated by multiplying (i) the $16.75 last sales price of registrant’s Common Stock as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter by (ii) the number of shares of registrant’s Common Stock not held by any executive officer or director of the registrant or any person known to the registrant to own more than five percent of the outstanding Common Stock of the registrant. Such calculation does not constitute an admission or determination that any such executive officer, director or holder of more than five percent of the outstanding shares of Common Stock of the registrant is in fact an affiliate of the registrant.

At June 14, 2011, 166,080,231 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 21, 2011.

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
We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally.  We operate in a cyclical industry and our results are affected by fluctuations in commodity prices. Additionally, some of the key factors influencing our business are customer preferences and demand for our products; our ability to maintain and grow relationships with customers; the introduction of new and innovative products to the marketplace; accessibility to international markets for our products including the effects of any trade barriers; and operating efficiencies of our facilities.
We conduct our operations through four reportable segments: Pork, Hog Production, International and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. A fifth reportable segment, the Other segment, contains the results of several recently disposed of businesses, including our former turkey production operations and our previous 49% interest in Butterball, LLC (Butterball), which were sold in December 2010 (fiscal 2011), as well as our former live cattle operations, which were sold in the first quarter of fiscal 2010. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments.
Prior to fiscal 2011, our hog production operations in Poland and Romania and our interests in hog production operations in Mexico were included in our Hog Production segment. In fiscal 2011, these operations were moved into our International segment to more appropriately align our operating segments with the way our chief operating decision maker now assesses performance of these segments and allocates resources to these segments. The results for all fiscal periods presented have been reclassified to reflect this change in our reportable segments.
Fiscal 2011 Business Developments
The following business developments have occurred since the beginning of fiscal 2011:
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
In September 2010 (fiscal 2011), we were notified of our joint venture partner’s decision to purchase our 49% interest in Butterball and our related turkey production assets. In December 2010 (fiscal 2011), we completed the sale of these assets for $167.0 million and recognized a gain of $0.2 million.
Hog Farm Sales
In January 2011 and April 2011 (fiscal 2011), we completed the sale of certain hog production assets located in Oklahoma, Iowa and Texas. As a result of these sales, we received total net proceeds of $112.0 million and recognized a net gain of $18.7 million, after allocating $25.5 million of goodwill to these asset groups. The net gain was recorded in selling, general and administrative expenses in our Hog Production segment. The sale of these farms, which did not supply any of our pork processing plants, is the result of our strategy to reduce exposure to commodity businesses and shed non-core assets.

Hog Production Cost Savings Initiative
In the fourth quarter of fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations (the Cost Savings Initiative). The plan includes a number of undertakings designed to improve operating efficiencies and productivity. These consist of farm reconfigurations and conversions, termination of certain high cost, third-party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities. Certain of these activities are expected to occur over the next two years in order to allow for the successful transformation of farms while minimizing disruption of supply.
We expect to incur a total of approximately $43 million in charges under this plan. We also anticipate capital expenditures totaling approximately $86 million. Pre-tax charges and capital expenditures in fiscal 2011 totaled $28.0 million and $44.0 million, respectively. As of the end of fiscal 2011, we had incurred total charges and capital expenditures of $37.1 million and $46.3 million, respectively. All amounts were recorded in the Hog Production segment.
This Cost Savings Initiative is expected to gradually improve the profitability of our Hog Production segment over the next two fiscal years. We expect that by fiscal 2014, the benefits of this initiative will be fully realized and we currently estimate profitability improvement of approximately $2 per hundredweight, or $90 million, annually.
Pork Segment Restructuring
In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan). The plan included the closure of six plants. This restructuring has made us more competitive by improving operating efficiencies and increasing plant utilization. We completed the Restructuring Plan in the first half of fiscal 2011 with cumulative restructuring and impairment charges of approximately $105.5 million. There were no material charges incurred in fiscal 2011. All charges were recorded in the Pork segment.
DESCRIPTION OF SEGMENTS
Pork Segment
The Pork segment consists mainly of three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Pork segment produces a wide variety of fresh pork and packaged meats products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. The Pork segment currently operates over 40 processing plants. We process hogs at eight plants (five in the Midwest and three in the Southeast), with an aggregate slaughter capacity of approximately 110,000 hogs per day. In fiscal 2011, the Pork segment processed approximately 27.3 million hogs.
The Pork segment sold approximately 3.6 billion pounds of fresh pork in fiscal 2011. A substantial portion of our fresh pork is sold to retail customers as unprocessed, trimmed cuts such as butts, loins (including roasts and chops), picnics and ribs.
The Pork segment also sold approximately 2.7 billion pounds of packaged meats products in fiscal 2011. We produce a wide variety of packaged meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. We market our domestic packaged meats products under a number of labels including the following major brand names: Smithfield, Farmland, John Morrell, Gwaltney, Armour, Eckrich, Margherita, Carando, Kretschmar, Cook’s, Curly's and Healthy Ones. We also sell a substantial quantity of packaged meats as private-label products.
Our product lines also include leaner fresh pork products as well as lower-fat and lower-salt packaged meats. We also market a line of lower-fat value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40% lower-fat bacon.

The following table shows the percentages of Pork segment revenues derived from packaged meats products and fresh pork for the fiscal years indicated.

	Fiscal Years
	2011	2010	2009
Packaged meats	56%	55%	53%
Fresh pork (1)	44	45	47
	100%	100%	100%
 ——————————————

(1)	Includes by-products and rendering.
In fiscal 2011, export sales (including by-products and rendering) comprised approximately 16% of the Pork segment’s volumes and approximately 13% of the segment’s revenues.
Hog Production Segment
As a complement to our Pork segment, we have vertically integrated into hog production and are the world’s largest hog producer. The Hog Production segment consists of our hog production operations located in the U.S. The Hog Production segment operates numerous hog production facilities with approximately 827,000 sows producing about 16.4 million market hogs annually.
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
The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally and other products for the fiscal years indicated.

	Fiscal Years
	2011	2010	2009
Internal hog sales	78%	77%	80%
External hog sales	21	20	17
Other products(1)	1	3	3
	100%	100%	100%
——————————————

(1)	Consists primarily of feed.
Genetics
We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). The Hog Production segment makes extensive use of these genetic lines, with approximately 777,000 SPG breeding sows. In addition, we have sublicensed some of these rights to some of our strategic hog production partners. We believe that the hogs produced by these genetic lines are the leanest hogs commercially available and enable us to market highly differentiated pork products. We believe that the leanness and increased meat yields of these hogs enhance our profitability with respect to both fresh pork and packaged meats. In fiscal 2011, we produced approximately 14.8 million SPG hogs.

Hog production operations
We use advanced management techniques to produce premium quality hogs on a large scale at a low cost. We develop breeding stock, optimize diets for our hogs at each stage of the growth process, process feed for our hogs and design hog containment facilities. We believe our economies of scale and production methods, together with our use of the advanced SPG genetics, make us a low cost producer of premium quality hogs. We also utilize independent farmers and their facilities to raise hogs produced from our breeding stock. Under multi-year contracts, a farmer provides the initial facility investment, labor and front line management in exchange for a service fee. In fiscal 2011, approximately 65% of our market hogs were finished on contract farms.
International Segment
The International segment includes our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. Our international meat processing operations produce a wide variety of fresh pork, beef, poultry and packaged meats products, including cooked hams, sausages, hot dogs, bacon and canned meats. Our noncontrolling interests in international meat processing operations include a 37% interest in the common stock of CFG, a leading European packaged meats company headquartered in Madrid, Spain, and one of the largest worldwide with annual sales of approximately $2.4 billion.
The following table shows the percentages of International segment revenues derived from packaged meats, fresh pork and other products for the fiscal years indicated.

	Fiscal Years
	2011	2010	2009
Packaged meats	45%	45%	46%
Fresh pork	24	26	31
Other products(1)	31	29	23
	100%	100%	100%
——————————————

(1)	Includes poultry, beef, external hog sales, by-products and rendering
The International segment has sales denominated in foreign currencies and, as a result, is subject to certain currency exchange risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” for a discussion of our foreign currency hedging activities.
Other Segment
The Other segment contains the results of several recently disposed of businesses, including our former turkey production operations and our previous 49% interest in Butterball, LLC (Butterball), which were sold in December 2010 (fiscal 2011), as well as our former live cattle operations, which were sold in the first quarter of fiscal 2010. The live cattle operations consisted of the live cattle inventories that were excluded from the sale of Smithfield Beef, Inc. (Smithfield Beef) in October 2008 (fiscal 2009).
SEGMENTS IN GENERAL
Sources and Availability of Raw Materials
Feed grains, including corn, soybean meal and wheat, are the primary raw materials of our hog production operations. These grains are readily available from numerous sources at competitive prices. We generally purchase corn and soybean meal through forward purchase contracts. Historically, grain prices have been subject to fluctuations and have escalated in recent years due to increased worldwide demand.

Live hogs are the primary raw materials of the Pork segment and our meat processing operations in the International segment. Historically, hog prices have been subject to substantial fluctuations. Hog supplies, and consequently prices, are affected by factors such as corn and soybean meal prices, weather and farmers’ access to capital. Hog prices tend to rise seasonally as hog supplies decrease during the hot summer months and tend to decline as supplies increase during the fall. This tendency is due to lower farrowing performance during the winter months and slower animal growth rates during the hot summer months.
The Pork segment purchased approximately 49% of its U.S. live hog requirements from the Hog Production segment in fiscal 2011. In addition, we have established multi-year agreements with Maxwell Foods, Inc. and Prestage Farms, Inc., which provide us with a stable supply of high-quality hogs at market-indexed prices. These producers supplied approximately 11% of hogs processed by the Pork segment in fiscal 2011. We also purchase hogs on a daily basis at our Southeastern and Midwestern processing plants and our company-owned buying stations in three Southeastern and five Midwestern states.
Like the Pork segment, live hogs are the primary raw materials of our meat processing operations in the International segment with the primary source of hogs being our hog production operations located in Poland and Romania. Our meat processing operations in the International segment purchased approximately 67% of its live hog requirements from our hog production operations located in Poland and Romania in fiscal 2011.
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
We have significant market presence, both domestically and internationally, where we sell our fresh pork, packaged meats and other meat products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. We use both in-house salespersons as well as independent commission brokers to sell our products. In fiscal 2011, we sold our products to more than 4,000 customers, none of whom accounted for as much as 10% of consolidated revenues. We have no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.

Methods of Distribution
We use a combination of private fleets of leased tractor trailers and independent common carriers and owner operators to distribute live hogs, fresh pork, packaged meats and other meat products to our customers, as well as to move raw materials between plants for further processing. We coordinate deliveries and use backhauling to reduce overall transportation costs. In the U.S., we distribute products directly from some of our plants and from leased distribution centers primarily in Missouri, Pennsylvania, North Carolina, Virginia, Kansas, Wisconsin, Indiana, Illinois, California, Iowa, Nebraska and Texas. We also operate distribution centers adjacent to our plants in Bladen County, North Carolina, Sioux Falls, South Dakota and Crete, Nebraska. Internationally, we distribute our products through a combination of leased and owned warehouse facilities.
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
We believe that the principal competitive factors in the pork processing industry are price, product quality and innovation, product distribution and brand loyalty. Some of our competitors are more diversified than us, especially now that we have sold our beef and turkey operations. To the extent that their other operations generate profits, these more diversified competitors may be able to support their meat processing operations during periods of low or negative profitability.
Research and Development
We conduct continuous research and development activities to develop new products and to improve existing products and processes.  We incurred expenses on company-sponsored research and development activities of $47.0 million, $38.8 million and $52.6 million in fiscal 2011, 2010 and 2009, respectively.
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
Water
In March 2011, the U.S. Court of Appeals for the Fifth Circuit overturned EPA's November 2008 rule requiring that confined animal feeding operations (CAFOs) that “discharge or propose to discharge” apply for permit coverage under the Clean Water Act's National Pollutant Discharge Elimination System (NPDES). Although compliance with the 2008 rule did not have a material adverse effect on our hog production operations, the Fifth Circuit's decision (which held that only discharging CAFOs have a duty to apply for NPDES permit coverage) has served to clarify the extent of our obligations under the NPDES permit program.
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

Air
During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at EPA's request to assist EPA in considering possible future regulation of air emissions from animal feeding operations. The Academy's study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, our hog production subsidiaries have accepted EPA's offer to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators agreed to pay a penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms have been given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. Pursuant to our consent agreement and order, we paid a $100,000 penalty to EPA. Premium Standard Farm, Inc.'s (PSF) Texas farms and company-owned farms in North Carolina also agreed to participate in this program. The National Pork Board, of which we are a member and financial contributor, paid the costs of the air emissions monitoring study on behalf of all hog producers, including us, out of funds collected from its members in previous years. The cost of the study for all hog producers is approximately $6.0 million. Monitoring under the study began in the spring 2007 and ended in the winter 2010. EPA made the data available to the public in January 2011 and also issued a Call for Information seeking additional emissions data to ensure it considers the broadest range of available scientific data as it develops improved methodologies for estimating emissions. EPA will review the data to develop emissions estimating methodologies where site-specific information is unavailable. EPA anticipates making the draft emission estimation methodologies available for public comment by animal type, beginning with the methodology for broilers in early 2011. The agency anticipates finalizing the methodologies in June 2012. New regulations governing air emissions from animal agriculture operations are likely to emerge from the monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations will not have a material adverse effect on our financial position or results of operations.
Greenhouse Gases (GHGs) and Climate Change
The EPA finalized regulations in calendar year 2010 under the Clean Air Act, which may trigger new source review and permitting requirements for certain sources of GHG emissions. These rulemakings are all subject to judicial appeals. There may also be changes in applicable state law pertaining to the regulation of GHGs. Several states have taken steps to require the reduction of GHGs by certain companies and public utilities, primarily through the planned development of GHG inventories and/or regional GHG cap and trade programs and targeted enforcement.
As in virtually every industry, GHG emissions occur at several points across our operations, including production, transportation and processing. Compliance with future legislation, if any, and compliance with currently evolving regulation of GHGs by EPA and the states may result in increased compliance costs, capital expenditures, and operating costs. In the event that any future compliance requirements at any of our facilities require more than the sustainability measures that we are currently undertaking to monitor emissions and improve our energy efficiency, we may experience significant increases in our costs of operation. Such costs may include the cost to purchase offsets or allowances and costs to reduce GHG emissions if such reductions are required. These regulatory changes may also lead to higher cost of goods and services which may be passed on to us by suppliers.
As an agriculture-based company, changes to the climate and weather patterns could also affect key inputs to our business as the result of shifts in temperatures, water availability, precipitation, and other factors.   Both the cost and availability of corn and other feed crops, for example, could be affected.  The regulation or taxation of carbon emissions could also affect the prices of commodities, energy, and other inputs to our business.  We believe there could also be opportunities for us as a result of heightened interest in alternative energy sources, including those derived from manure, and participation in carbon markets.  However, it is not possible at this time to predict the complete structure or outcome of any future legislative efforts to address GHG emissions and climate change, whether EPA's regulatory efforts will survive court challenge, or the eventual cost to us of compliance. There can be no assurance that GHG regulation will not have a material adverse effect on our financial position or results of operations.

E15 Ruling
In October 2010, the Environmental Protection Agency (EPA) granted a “partial waiver” to a statutory bar under the Clean Air Act prohibiting fuel manufacturers from introducing fuel additives that are not “substantially similar” to those already approved and in use for vehicles of model year (MY) 1975 or later. The EPA's decision allows fuel manufactures to increase the ethanol content of gasoline to 15 percent (E15) for use in MY 2007 and newer light-duty motor vehicles, including passenger cars, light-duty trucks, and medium-duty passenger vehicles. In January 2011, the EPA granted another partial waiver authorizing E15 use in MY 2001-2006 light-duty motor vehicles. Prior to EPA's decisions, the ethanol content of gasoline in the United States was limited to 10 percent. These rulemakings are all subject to judicial appeals.
Taken together, the two actions by the EPA allow the introduction of E15 into commerce and the marketplace by manufacturers. Although the long-term impact of E15 is currently unknown, studies have shown that expanded corn-based ethanol production has driven up the price of livestock feed and led to commodity-price volatility. We cannot presently assess the full economic impact of the proposed regulations on the meat processing industry or on our operations.
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
In March 2006 (fiscal 2006), we settled two citizen citation lawsuits alleging among other things violations of certain environmental laws. The consent decree provides, among other things, that our subsidiary, Murphy-Brown LLC, will undertake a series of measures designed to enhance the performance of the swine waste management systems on approximately 244 company-owned farms in North Carolina and thereby reduce the potential for surface water or ground water contamination from these farms. Murphy-Brown has successfully completed a number of the measures called for in the consent decree and expects to fulfill its remaining consent degree obligations over the next two to three years, at which time it will move for termination of the decree.
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
Prior to our acquisition of PSF, it estimated in 2004 that it would invest approximately $33.0 million in total capital to implement the new technologies by calendar 2010 to comply with the judgment and decree. As of May 1, 2011, PSF estimated costs to comply with the judgment and decree to be approximately $37.2 million, of which $33.5 million had been spent. Included in these expenditures is a fertilizer plant in northern Missouri that converts waste into commercial grade fertilizer. We also anticipated spending an estimated $2.3 million to replace aging lagoon covers, which PSF installed in the past to comply with consent judgment obligations.

On September 1, 2010, PSF and the Attorney General of the State of Missouri jointly filed a Judgment Extending the Consent Judgment (the Extension) to install new technologies approved in April 2010 by the panel of university experts responsible for approving new technologies. Pursuant to the terms of the Extension, PSF agreed, among other things, to reduce the hog population at three farms, install mechanical devices designed to scrape manure from the subfloors of barns at certain Missouri farms (the scrapers), and make a voluntary payment of $1.0 million to the road funds and school funds in specified Missouri counties where PSF operates. The Extension provides for various benchmarks and a timetable to complete these tasks with stipulated penalties for not meeting the deadlines. PSF surpassed the initial milestones for 2010 and is presently ahead of schedule for 2011. The deadline for the full installation of the scrapers has been extended to July 31, 2012. Although PSF continues to analyze the expected costs to implement the Extension, it does not currently expect that the costs to comply with the Extension will materially increase the $37.2 million estimate to comply with the judgment and decree as of May 1, 2011.
For further information regarding regulatory matters resulting in litigation, see “Item 3. Legal Proceedings.”
Environmental Stewardship
In July 2000, in furtherance of our continued commitment to responsible environmental stewardship, we and our North Carolina-based hog production subsidiaries voluntarily entered into an agreement with the Attorney General of North Carolina (the Agreement) designed to enhance water quality in the State of North Carolina through a series of initiatives to be undertaken by us and our subsidiaries while protecting access to swine operations in North Carolina. One of the features of the Agreement reflects our commitment to preserving and enhancing the environment of eastern North Carolina by providing a total of $50.0 million to assist in the preservation of wetlands and other natural areas in eastern North Carolina and to promote similar environmental enhancement activities. To fulfill our commitment, we made annual contributions of $2.0 million beginning in fiscal 2001 through fiscal 2010. Due to the losses we were experiencing in our Hog Production segment in fiscal 2010, we entered into an agreement with the Attorney General of North Carolina to defer our annual payments in fiscal 2011 and fiscal 2012. This agreement does not reduce our $50.0 million commitment, and we expect to re-start our annual $2.0 million payment in fiscal 2013.
Animal Welfare
Our animal care management program guides the proper and humane care of our animals at every stage of their lives, from gestation to transport to processing plant. All farm employees and contract hog producers must employ the methods and techniques of the management system and take steps to verify their compliance. Adherence to proper animal welfare management is a condition of our agreements with contract producers. We are committed to providing nutritious food and fresh water, sound veterinary care, appropriate treatment, protection from weather conditions, and freedom from willful neglect or abuse. Our Hog Production segment raises animals according to the National Pork Board's (NPB) Pork Quality Assurance Plus Program (PQA Plus®). The program's concepts and methods are similar to the animal care management system we had developed ourselves in 2001 and was one of the most comprehensive programs in our industry. We assisted the National Pork Board in the development of PQA Plus. Our employees and contract hog producers become PQA Plus certified only after attending a training session on good production practices (which includes topics such as responsible animal handling, disease prevention, biosecurity, responsible antibiotic use, and appropriate feeding). Farms entered into the program undergo regular on-farm site assessments and become eligible for random third-party audits. PQA Plus certification is valid for three years. We obtained certification of all company-owned and contract farms under the PQA Plus program by the end of calendar year 2009.
Smithfield was also one of the founding adopters of the National Pork Board's “We Care” program, which demonstrates that pork producers are accountable to established ethical principles and animal well-being practices.
In January 2007 (fiscal 2007), we announced a voluntary, ten-year program to phase out individual gestation stalls at our sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $300.0 million. As previously disclosed, we announced the delay of capital expenditures for the program due to significant operating losses previously incurred by our Hog Production segment and that we no longer expected to complete the phase-out within ten years of the original announcement. In third quarter of fiscal 2011, we restarted capital expenditures for the program. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. By the end of calendar year 2011, we expect that nearly 30 percent of company-owned sows will be in group housing facilities.

EMPLOYEES
The following table shows the approximate number of our employees and the approximate number of employees covered by collective bargaining agreements or that are members of labor unions in each segment, as of May 1, 2011:

Segment	Employees	Employees Covered by Collective Bargaining Agreements (1)
Pork	31,000	20,500
International	10,300	2,500
Hog Production	4,900	—
Corporate	150	—
Totals	46,350	23,000
——————————————

(1)	Includes employees that are members of labor unions.
Approximately 3,700 are covered by collective bargaining agreements that expire in fiscal 2012. Collective bargaining agreements covering other employees expire over periods throughout the next several years. We believe that our relationship with our employees is satisfactory.
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
We attempt to manage certain of these risks through the use of our risk management and hedging programs. However, these programs may also limit our ability to participate in gains from favorable commodity fluctuations. For example, we ensured availability of grain supplies in the summer of 2008 through the end of fiscal 2009 by locking in corn at approximately $6 per bushel through this period. As a result, our feed costs remained at these high levels through the end of fiscal 2009 despite the decrease in the price of corn on the commodities markets during such period. The high cost of feed, in particular corn, and the impact of these hedges were principal factors in making the Hog Production segment unprofitable during fiscal 2009 and fiscal 2010. Additionally, a portion of our commodity derivative contracts are marked-to-market such that the related unrealized gains and losses are reported in earnings on a quarterly basis. This accounting treatment may cause significant volatility in our quarterly earnings. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Derivative Financial Instruments” for further information.

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
From time to time, we have experienced outbreaks of certain livestock diseases and we may experience additional occurrences of disease in the future. Disease can reduce the number of offspring produced, hamper the growth of livestock to finished size, result in expensive vaccination programs and require in some cases the destruction of infected livestock, all of which could adversely affect our production or ability to sell or export our products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of our food products, particularly as we expand our branded pork products. In addition to risks associated with maintaining the health of our livestock, any outbreak of disease elsewhere in the U.S. or in other countries could reduce consumer confidence in the meat products affected by the particular disease, generate adverse publicity, depress market conditions for our hogs internationally and/or domestically and result in the imposition of import or export restrictions.
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

Our products are susceptible to contamination by disease producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, Campylobacter and generic E. coli. Because these organisms and pathogens are generally found in the environment, there is a risk that one or more, as a result of food processing, could be present in our products. We have systems in place designed to monitor food safety risks throughout all stages of our vertically integrated process. However, we cannot assure you that such systems, even when working effectively, will eliminate the risks related to food safety. These organisms and pathogens can also be introduced to our products as a result of improper handling at the further processing, foodservice or consumer level. In addition to the risks caused by our processing operations and the subsequent handling of the products, we may encounter the same risks if any third party tampers with our products. We could be required to recall certain of our products in the event of contamination or adverse test results. Any product contamination also could subject us to product liability claims, adverse publicity and government scrutiny, investigation or intervention, resulting in increased costs and decreased sales as customers lose confidence in the safety and quality of our food products. Any of these events could have an adverse impact on our operations and financial results.
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
Our past and present business operations and properties are subject to extensive and increasingly stringent federal, state, local and foreign laws and regulations pertaining to protection of the environment, including among others:

▪	the treatment and discharge of materials into the environment,

▪	the handling and disposition of manure and solid wastes and

▪	the emission of greenhouse gases.
Failure to comply with these laws and regulations or any future changes to them may result in significant consequences to us, including administrative, civil and criminal penalties, liability for damages and negative publicity. Some requirements applicable to us may also be enforced by citizen groups or other third parties. Natural disasters, such as flooding and hurricanes, can cause the discharge of effluents or other waste into the environment, potentially resulting in our being subject to further liability claims and governmental regulation as has occurred in the past. See “Item 1. Business—Regulation” for further discussion of regulatory compliance as it relates to environmental risk. We have incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations.
We also face the risk of lawsuits based on the law of nuisance even if we are operating in compliance with applicable regulations. Before we acquired PSF and subsequent to our acquisition of PSF, certain nuisance suits in Missouri resulted in jury verdicts against PSF. Currently, we are defending a number of additional nuisance suits with respect to farms in Missouri.  See “Item 3. Legal Proceedings—Missouri litigation.” Although we are continuing PSF's vigorous defense of these claims, we cannot assure you that we will be successful, that additional nuisance claims will not arise in the future or that the accruals for this litigation will not have to be substantially increased.
In addition, we acquired PSF in fiscal 2008, which entered into environmental consent decrees in the State of Missouri requiring PSF to research, develop and implement new technologies to control wastewater, air and odor emissions from its Missouri farms. See “Item 1. Business—Regulation” for further information regarding these obligations. We cannot assure you that the costs of carrying out these obligations will not exceed previous estimates or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs and adversely affect our financial results. In addition, new environmental issues could arise that would cause currently unanticipated investigations, assessments or expenditures.

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

▪	prohibit meat packers from purchasing livestock from other packers or their affiliates;

▪
eliminate the requirement that GIPSA or livestock producers demonstrate competitive harm to prove violations of Sections 202(a) and 202(b) of the PSA, which sections limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in livestock purchasing practices;

▪	require meat packers to maintain written records justifying deviations from standard price or contract terms offered to livestock producers; and

▪	limit a packer's ability to purchase livestock through dealers operating as packer buyers.
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
Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.
 As of May 1, 2011, we had:

▪	approximately $2.1 billion of indebtedness;

▪	guarantees of up to $87.0 million for the financial obligations of certain unconsolidated joint ventures and hog farmers;

▪	guarantees of $12.4 million for leases that were transferred to JBS in connection with the sale of Smithfield Beef; and

▪
aggregate borrowing capacity available under our ABL Credit Facility (as defined below) totaling $855.9 million, taking into account no outstanding borrowings and outstanding letters of credit of $144.1 million.

In June 2011 (fiscal 2012), we refinanced our asset-based revolving credit agreement totaling $1.0 billion that supported short-term funding needs and letters of credit (the ABL Credit Facility) into two separate facilities: (1) an inventory based revolving credit facility up to $925 million, with an option to expand up to $1.25 billion (the Inventory Revolver), and (2) an accounts receivable securitization facility up to $275 million (the Securitization Facility). We may request working capital loans and letters of credit under both facilities.

Our indebtedness may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and potential acquisitions or joint ventures. In addition, due to the volatile nature of the commodities markets, we may have to borrow significant amounts to cover any margin calls under our risk management and hedging programs. During fiscal 2011, margin deposits posted by us ranged from $(50.6) million to $193.9 million (negative amounts representing margin deposits we have received from our brokers). Our consolidated indebtedness level could significantly affect our business because:

▪
it may, together with the financial and other restrictive covenants in the agreements governing our indebtedness, limit or impair our ability in the future to obtain financing, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and materially impair our liquidity,

▪	a downgrade in our credit rating could restrict or impede our ability to access capital markets at attractive rates and increase the cost of future borrowings,

▪	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise,

▪
a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes, which amount would increase if prevailing interest rates rise,

▪
substantially all of our assets in the United States secure the Inventory Revolver, the Securitization Facility, our $200.0 million term loan due June 9, 2016 (the Rabobank Term Loan) and our outstanding senior secured notes, which could limit our ability to dispose of such assets or utilize the proceeds of such dispositions and, upon an event of default under any such secured indebtedness, the lenders thereunder could foreclose upon our pledged assets, and

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
Should market conditions deteriorate, or our operating results be depressed in the future, we may have to request amendments to our covenants and restrictions. There can be no assurance that we will be able to obtain such relief should it be needed in the future. A breach of any of these covenants or restrictions could result in a default that would permit our senior lenders, including lenders under the Inventory Revolver, the Securitization Facility, the Rabobank Term Loan, the holders of our senior secured notes or the holders of our senior unsecured notes, as the case may be, to declare all amounts outstanding under the Inventory Revolver, the Securitization Facility, the Rabobank Term Loan, the senior secured notes or the senior unsecured notes to be due and payable, together with accrued and unpaid interest, and the commitments of the relevant lenders to make further extensions of credit under the Inventory Revolver and the Securitization Facility could be terminated. If we were unable to repay our secured indebtedness to our lenders, these lenders could proceed against the collateral securing that indebtedness, which could include substantially all of our assets. Our future ability to comply with financial covenants and other conditions, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors, including the other risks set forth in this Item 1A.
We may not be successful in implementing and executing on our hog production cost savings initiative.
In fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations.  The Cost Savings Initiative includes a number of undertakings designed to improve operating efficiencies and productivity.  These consist of farm reconfigurations and conversions, and termination of certain high cost, third party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities.  We can provide no assurance, however, that the Cost Savings Initiative will result in the expected profitability improvement in our Hog Production segment.

Our operations are subject to the risks associated with acquisitions and investments in joint ventures.
From time to time we review opportunities for strategic growth through acquisitions. We have also pursued and may in the future pursue strategic growth through investment in joint ventures. These acquisitions and investments may involve large transactions or realignment of existing investments. These transactions present financial, managerial and operational challenges, including:

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
Our numerous equity investments in joint ventures, partnerships and other entities, both within and outside the U.S., are periodically involved in modifying and amending their credit facilities and loan agreements. The ability of these entities to refinance or amend their facilities on a successful and satisfactory basis, and to comply with the covenants in their financing facilities, affects our assessment of the carrying value of any individual investment. As of May 1, 2011, none of our equity investments represented more than 6% of our total consolidated assets. If we determine in the future that an investment is impaired, we would be required to record a non-cash impairment charge, which could substantially affect our reported earnings in the period of such charge. In addition, any such impairment charge would negatively impact our financial ratios and could limit our ability to obtain financing in the future. See “Item 8. Notes to Consolidated Financial Statements—Note 7: Investments” for a discussion of the accounting treatment of our equity investments.

We are subject to risks associated with our international sales and operations.
Sales to international customers accounted for approximately 22% of our net sales in fiscal 2011. We conduct foreign operations in Poland, Romania and the United Kingdom and export our products to more than 40 countries. In addition, we are engaged in joint ventures in Mexico and have a significant investment in Western Europe. As of May 1, 2011, approximately 32% of our long-lived assets were associated with our foreign operations. Because of the growing market share of U.S. pork products in the international markets, U.S. exporters are increasingly being affected by measures taken by importing countries to protect local producers.
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
As of May 1, 2011, we had approximately 46,350 employees, 23,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability, retention and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. Further, employee shortages can and do occur, particularly in rural areas where some of our operations are located. Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our plants and with the negotiation of new collective bargaining agreements. If we fail to maintain satisfactory relations with our employees or with the labor unions, we may experience labor strikes, work stoppages or other labor disputes. Negotiation of collective bargaining agreements also could result in higher ongoing labor costs. In addition, the discovery by us or governmental authorities of undocumented workers, as has occurred in the past, could result in our having to attempt to replace those workers, which could be disruptive to our operations or may be difficult to do.
Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining employees. Also, although our hiring practices comply with the requirements of federal law in reviewing employees' citizenship or authority to work in the U.S., increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business.
We cannot assure you that these activities or consequences will not adversely affect our financial results in the future.
The continued consolidation of customers could negatively impact our business.
Our ten largest customers represented approximately 30% of net sales for fiscal year 2011. We do not have long-term sales agreements (other than to certain third-party hog customers) or other contractual assurances as to future sales to these major customers. In addition, continued consolidation within the retail industry, including among supermarkets, warehouse clubs and food distributors, has resulted in an increasingly concentrated retail base and increased our credit exposure to certain customers. Our business could be materially adversely affected and suffer significant set backs in sales and operating income from the loss of some of our larger customers or if our larger customers' plans, markets, and/or financial condition should change significantly.
An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.
Goodwill is recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make judgmental assumptions about sales, operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors and to management's judgment in applying these factors to the assessment of goodwill recoverability. Goodwill reviews are prepared using estimates of the fair value of reporting units based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and/or on the estimated present value of future discounted cash flows. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or market capitalization declines. For example, at the end of the third quarter of fiscal 2009, we performed an interim test of the carrying amount of goodwill related to our U.S. hog production operations. We undertook this test due to the significant losses incurred in our hog production operations and decline in the market price of our common stock at that time. We determined that the fair value of our U.S. hog production reporting unit exceeded its carrying value by more than 20%. Therefore goodwill was not impaired. However, these types of events and the resulting analyses could result in non-cash goodwill impairment charges in the future.
Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of May 1, 2011, we had $793.3 million of goodwill, which represented approximately 10% of total assets.

Deterioration of economic conditions could negatively impact our business.
Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of and access to capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products or the cost and availability of our needed raw materials, cooking ingredients and packaging materials, thereby negatively affecting our financial results.
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

None

ITEM 2.	PROPERTIES

The following table lists our material plants and other physical properties. Based on a five day week, our weekly domestic pork slaughter capacity was 550,000 head, and our domestic packaged meats capacity was 63.5 million pounds, as of May 1, 2011. During fiscal 2011, the average weekly capacity utilization for pork slaughter and packaged meats was 96% and 81%, respectively. We believe these properties are adequate and suitable for our needs.

Location(1)	Segment	Operation
Smithfield Packing Plant Bladen County, North Carolina	Pork	Slaughtering and cutting hogs; production of boneless hams and loins

Smithfield Packing Plant Smithfield, Virginia	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, sausage, bone-in and boneless cooked and smoked hams and picnics

Smithfield Packing Plant Kinston, North Carolina	Pork	Production of boneless cooked hams, deli hams and sliced deli products

Smithfield Packing Plant Clinton, North Carolina	Pork	Slaughtering and cutting hogs; fresh pork

Smithfield Packing Plant(2) Landover, Maryland	Pork	Production of smoked ham products

Smithfield Packing Plant Wilson, North Carolina	Pork	Production of bacon

Smithfield Packing Plant Portsmouth, Virginia	Pork	Production of hot dogs and luncheon meats

John Morrell Plant Sioux Falls, South Dakota	Pork	Slaughtering and cutting hogs; production of boneless loins, bacon, hot dogs, luncheon meats, smoked and canned hams and packaged lard

John Morrell Plant Springdale, OH	Pork	Production of hot dogs and luncheon meats

Curly’s Foods, Inc. Plant (operated by John Morrell) Sioux City, Iowa	Pork	Production of raw and cooked ribs and other BBQ items

Armour-Eckrich Meats (operated by John Morrell) St. Charles, Illinois	Pork	Production of bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Omaha, Nebraska	Pork	Production of bulk and sliced dry sausages and prosciutto ham

Armour-Eckrich Meats (operated by John Morrell) Peru, Indiana	Pork	Production of pre-cooked bacon

Armour-Eckrich Meats (operated by John Morrell) Junction City, Kansas	Pork	Production of smoked sausage

Location(1)	Segment	Operation
Armour-Eckrich Meats (operated by John Morrell) Mason City, Iowa	Pork	Production of boneless bulk and sliced ham products and cooked ribs

Armour-Eckrich Meats (operated by John Morrell) St. James, Minnesota	Pork	Production of sliced luncheon meats

Farmland Plant Crete, Nebraska	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Monmouth, Illinois	Pork	Slaughtering and cutting hogs; production of bacon and processed hams, extra tender and ground pork

Farmland Plant Denison, Iowa	Pork	Slaughtering and cutting hogs; production of bacon and processed hams

Farmland Plant Milan, Missouri	Pork	Slaughtering and cutting hogs; fresh pork

Farmland Plant Wichita, Kansas	Pork	Production of hot dogs and luncheon meats

Cook’s Hams Plant (operated by Farmland Foods) Lincoln, Nebraska	Pork	Production of traditional and spiral sliced smoked bone-in hams; corned beef and other smoked meat items

Cook’s Hams Plant (operated by Smithfield Packing) Grayson, Kentucky	Pork	Production of spiral hams and smoked ham products

Cook’s Hams Plant (operated by Farmland Foods) Martin City, Missouri	Pork	Production of spiral hams

Patrick Cudahy Plant (operated by John Morrell) Cudahy, Wisconsin	Pork	Production of bacon, dry sausage, boneless cooked hams and refinery products

Animex Plant Szczecin, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Ilawa, Poland	International	Production of fresh meat and packaged products

Animex Plant Starachowice, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Elk, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Morliny, Poland	International	Production of packaged and other pork and beef products

Location(1)	Segment	Operation
Smithfield Prod Plants Timisoara, Romania	International	Deboning, slaughtering and rendering hogs

Corporate Headquarters Smithfield, Virginia	Corporate	Management and administrative support services for other segments
——————————————

(1)	Substantially all of our Pork segment facilities are pledged as collateral under our credit facilities.

(2)	Facility is leased.
The Hog Production segment owns and leases numerous hog production and grain storage facilities, as well as feedmills, mainly in North Carolina, Utah and Virginia, with additional facilities in Oklahoma, Colorado, Texas, Iowa, Illinois, South Carolina, Missouri, Pennsylvania and South Dakota. A substantial number of these owned facilities are pledged under our credit facilities.
Also, the International segment owns and leases numerous hog production and grain storage facilities, as well as feedmills, in Poland and Romania.

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
MISSOURI LITIGATION
PSF is a wholly-owned subsidiary that we acquired on May 7, 2007 when a wholly-owned subsidiary of ours merged with and into PSF. As a result of our acquisition of PSF and through other separate acquisitions by CGC of our common stock, CGC beneficially owned approximately 7.9% of our common stock as of June 15, 2010 (based on a Schedule 13D/A filed by CGC on June 16, 2010).
In 2002, lawsuits based on the law of nuisance were filed against PSF and CGC in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. In November 2006, a jury trial involving six plaintiffs in the Adwell cases resulted in a jury verdict of compensatory damages for those six plaintiffs in the amount of $750,000 each for a total of $4.5 million. The jury also found that CGC and PSF were liable for punitive damages; however, the parties agreed to settle the plaintiffs' claims for the amount of the compensatory damages, and the plaintiffs waived punitive damages.
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
On March 4, 2010, a jury trial involving 15 plaintiffs who live near Homan farm resulted in a jury verdict of compensatory damages for the plaintiffs for a total of $11,050,000. Thirteen of the Homan farm plaintiffs received damages in the amount of $825,000 each. One of the plaintiffs received damages in the amount of $250,000, while another plaintiff received $75,000. The Court of Appeals of Missouri (Western District) denied defendants' appeal. On May 17, 2011, defendants filed an Application for Transfer of the appeal with the Missouri Supreme Court, which remains pending. We believe that there are substantial grounds for reversal of the verdict on appeal.  Pursuant to a pre-existing arrangement, PSF is obligated to indemnify CGC for certain liabilities, if any, resulting from the Missouri litigation, including any liabilities resulting from the foregoing verdict.
The next Adwell trial, which will resolve the claims of up to 28 plaintiffs who live near Scott Colby farm is currently scheduled to commence on August 1, 2011.

In March 2004, the same attorneys representing the Adwell plaintiffs filed two additional nuisance lawsuits in the Circuit Court of Jackson County, Missouri entitled Fred Torrey, et al. v. PSF, et al. and Doyle Bounds, et al. v. PSF, et al. There are seven plaintiffs in both suits combined, each of whom claims to live near swine farms owned or under contract with PSF. Plaintiffs allege that these farms interfered with the plaintiffs' use and enjoyment of their respective properties. Plaintiffs in the Torrey suit also allege trespass.
In May 2004, two additional nuisance suits were filed in the Circuit Court of Daviess County, Missouri entitled Vernon Hanes, et al. v. PSF, et al. and Steve Hanes, et al. v. PSF, et al. Plaintiffs in the Vernon Hanes case allege nuisance, negligence, violation of civil rights, and negligence of contractor. In addition, plaintiffs in both the Vernon and Steve Hanes cases assert personal injury and property damage claims. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys' fees, as well as injunctive relief. On March 28, 2008, plaintiffs in the Vernon Hanes case voluntarily dismissed all claims without prejudice. A new petition was filed by the Vernon Hanes plaintiffs on April 14, 2008, alleging nuisance, negligence and trespass against six defendants, including us. We filed a Motion for Summary Judgment seeking its dismissal from the Vernon Hanes case, which was granted by the Court on September 1, 2010. Trial for the remaining claims commenced on June 2, 2011.
Also in May 2004, the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a putative class action lawsuit entitled Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc., PSF, and PSF Group Holdings, Inc. in the Circuit Court of Jackson County, Missouri. This action originally sought to create a class of plaintiffs living within ten miles of PSF's farms in northern Missouri, including contract grower farms, who were alleged to have suffered interference with their right to use and enjoy their respective properties. On January 22, 2007, plaintiffs in the Herrold case filed a Second Amended Petition in which they abandoned all class action allegations and efforts to certify the action as a class action and added an additional 193 named plaintiffs to join the seven prior class representatives to pursue a one count claim to recover monetary damages, both actual and punitive, for temporary nuisance. On June 28, 2007, the court entered an order granting defendants' motion to transfer venue to the northern Missouri counties in which the alleged injuries occurred. As a result of those rulings, the claims of all but seven of the plaintiffs have been transferred to the appropriate venues in northern Missouri.
Following the initial transfers, plaintiffs filed motions to transfer each of the cases back to Jackson County. Those motions were denied in all nine cases, but seven cases were transferred to neighboring counties pursuant to Missouri's venue rules. Following all transfers, Herrold cases were pending in Chariton, Clark, DeKalb, Harrison, Jackson, Linn, and Nodaway counties. Plaintiffs agreed to file Amended Petitions in all cases except Jackson County; however, Amended Petitions have been filed in only Chariton, Clark, Harrison, Linn and Nodaway counties. In the Amended Petitions filed in Chariton on April 30, 2010 and in Linn on May 13, 2010, plaintiffs added claims of negligence and also claim that defendants are liable for the alleged negligence of several contract grower farms. Pursuant to notices of dismissal filed by plaintiffs on January 27, February 23 and April 10, 2009, all cases in Nodaway County have been dismissed. Discovery is now proceeding in the remaining cases where Amended Petitions have been filed.
In February 2006, the same lawyer who represents the plaintiffs in Hanes filed a nuisance lawsuit entitled Garold McDaniel, et al. v. PSF, et al. in the Circuit Court of Daviess County, Missouri. In the Second Amended Petition, which was filed on February 2008, plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and injunctive relief. Two of the four plaintiffs settled their claims; PSF purchased their property for $285,000 in exchange for a full release. A third plaintiff is deceased, leaving a single plaintiff in the case. The remaining parties are conducting discovery, and no trial date has been set.
In May 2007, the same lead lawyer who filed the Adwell, Bounds, Herrold and Torrey lawsuits filed a nuisance lawsuit entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Vernon County, Missouri. Murphy-Brown, LLC, Murphy Farms, LLC, Murphy Farms, Inc. and we have all been named as defendants. The other seven named defendants include Murphy Family Ventures, LLC, DM Farms of Rose Hill, LLC, and PSM Associates, LLC, which are entities affiliated with Wendell Murphy, a director of ours, and/or his family members. Initially there were 13 plaintiffs in the lawsuit, but the claims of two plaintiffs were voluntarily dismissed without prejudice. All remaining plaintiffs are current or former residents of Vernon and Barton Counties, Missouri, each of whom claims to live or have lived near swine farms presently or previously owned or managed by the defendants. Plaintiffs allege that odors from these farms interfered with the use and enjoyment of their respective properties. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys' fees. Defendants have filed responsive pleadings and discovery is ongoing.

In July 2008, the same lawyers who filed the Adwell, Bounds, Herrold, Torrey and Cooper lawsuits filed a nuisance lawsuit entitled John Arnold, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Daviess County, Missouri. The Company and two of our subsidiaries, PSF and KC2 Real Estate LLC were named as defendants. In August 2008, plaintiffs filed a second Petition adding one employee as a defendant. There were three plaintiffs in the lawsuit, who are residents of Daviess County and who claimed to live near swine farms owned or operated by defendants. Plaintiffs alleged that odors from these farms cause nuisances that interfere with the use and enjoyment of their properties. On April 20, 2009, plaintiffs voluntarily dismissed this case without prejudice.  Plaintiffs refiled the case on April 20, 2010, adding CGC as a defendant. Defendants have filed responsive pleadings, including a motion to dismiss all claims against the employee-defendant.
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
SIOUX FALLS FACILITY
In a letter dated February 2011, the United States Department of Justice notified our John Morrell subsidiary that the EPA had referred a civil enforcement action against the company. DOJ alleges that John Morrell has violated certain chemical accident prevention requirements of section 112(r)(7) of the federal Clean Air Act in connection with operations of the refrigeration systems at its Sioux Falls facility. These violations are reported to have been revealed during EPA inspections in December 2009 and April 2010. We are investigating the matter and have held informal conferences with DOJ and EPA beginning in early March 2011. While we could face potential monetary penalties, depending upon the results of the investigation, we believe that any ultimate liability with respect to these matters will not have a material adverse effect on our financial position or operations.

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

Name and Age	Position	Business Experience During Past Five Years
C. Larry Pope (56)	President and Chief Executive Officer	Mr. Pope was elected President and Chief Executive Officer in June 2006, effective September 1, 2006. Mr. Pope served as President and Chief Operating Officer from October 2001 to September 2006.

Robert W. Manly, IV (58)	Executive Vice President and Chief Financial Officer
Mr. Manly was elected Executive Vice President in August 2006 and was named to the additional position of Chief Financial Officer, effective July 1, 2008. He also served as Interim Chief Financial Officer from January 2007 to June 2007. Prior to August 2006, he was President since October 1996 and Chief Operating Officer since June 2005 of PSF.

Joseph W. Luter, IV (46)	Executive Vice President
Mr. Luter was elected Executive Vice President in April 2008 concentrating on sales and marketing. He served as President of Smithfield Packing from November 2004 to April 2008. Mr. Luter is the son of Joseph W. Luter, III, Chairman of the Board of Directors.

George H. Richter (66)	President and Chief Operating Officer, Pork Group	Mr. Richter was elected President and Chief Operating Officer, Pork Group in April 2008. Mr. Richter served as President of Farmland Foods from October 2003 to April 2008.

Timothy O. Schellpeper (46)	President of Smithfield Packing	Mr. Schellpeper was elected President of Smithfield Packing in April 2008. He was Senior Vice President of Operations at Farmland Foods from August 2005 to April 2008.

Jerry H. Godwin (64)	President of Murphy-Brown	Mr. Godwin has served as President of Murphy-Brown since April 2001.

Joseph B. Sebring (64)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.

Michael E. Brown (52)	President of Farmland Foods	Mr. Brown was elected President of Farmland Foods in October 2010. He served as President of Armour-Eckrich and Executive Vice President of John Morrell Food Group from 2006 to October 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION
Our common stock trades on the New York Stock Exchange under the symbol “SFD”. The following table shows the high and low sales price of our common stock for each quarter of fiscal 2011 and fiscal 2010.

	2011		2010
	High	Low	High	Low
First quarter	$19.17	$13.34	$14.39	$8.80
Second quarter	17.34	14.04	14.78	11.36
Third quarter	21.25	15.93	17.62	13.20
Fourth quarter	24.93	19.69	21.48	14.70

HOLDERS
As of June 14, 2011 there were approximately 956 record holders of our common stock.
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
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 31, 2011 to March 1, 2011	—		n/a	n/a	2,873,430
March 2, 2011 to April 1, 2011	—		n/a	n/a	2,873,430
April 2, 2011 to May 1, 2011	8,639		$23.40	n/a	2,873,430
Total	8,639	(2)	$23.40	n/a	2,873,430
——————————————

(1)
As of May 1, 2011, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. The original repurchase plan was announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005. On June 16, 2011, we announced that our board of directors had authorized the repurchase of up to $150.0 million of our common stock over the next 24 months. This new authorization replaced all prior authorizations.

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

	Fiscal Years
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Statement of Income Data:
Sales	$12,202.7	$11,202.6	$12,487.7	$11,351.2	$9,359.3
Cost of sales	10,488.6	10,472.5	11,863.1	10,202.8	8,298.8
Gross profit	1,714.1	730.1	624.6	1,148.4	1,060.5
Selling, general and administrative expenses	789.8	705.9	798.4	813.6	686.0
Gain on fire insurance recovery	(120.6)	—	—	—	—
Equity in (income) loss of affiliates	(50.1)	(38.6)	50.1	(62.0)	(48.2)
Operating profit (loss)	1,095.0	62.8	(223.9)	396.8	422.7
Interest expense	245.4	266.4	221.8	184.8	133.6
Other loss (income)	92.5	11.0	(63.5)	—	—
Income (loss) from continuing operations before income taxes	757.1	(214.6)	(382.2)	212.0	289.1
Income tax expense (benefit)	236.1	(113.2)	(131.3)	72.8	77.2
Income (loss) from continuing operations	521.0	(101.4)	(250.9)	139.2	211.9
Income (loss) from discontinued operations, net of tax	—	—	52.5	(10.3)	(45.1)
Net income (loss)	$521.0	$(101.4)	$(198.4)	$128.9	$166.8

Net Income (Loss) Per Diluted Share:
Continuing operations	$3.12	$(.65)	$(1.78)	$1.04	$1.89
Discontinued operations	—	—	.37	(.08)	(.40)
Net income (loss) per diluted common share	$3.12	$(.65)	$(1.41)	$.96	$1.49

Weighted average diluted shares outstanding	167.2	157.1	141.1	134.2	111.9

Balance Sheet Data:
Working capital	$2,110.0	$2,128.4	$1,497.7	$2,215.3	$1,795.3
Total assets	7,611.8	7,708.9	7,200.2	8,867.9	6,968.6
Long-term debt and capital lease obligations	1,978.6	2,918.4	2,567.3	3,474.4	2,838.6
Shareholders’ equity	3,545.5	2,755.6	2,612.4	3,048.2	2,240.8

Other Consolidated Operational Data:
Total hogs processed (1)	30.4	32.9	35.2	33.9	26.7
Packaged meats sales (pounds) (1)	3,159.7	3,238.0	3,450.6	3,363.4	3,073.8
Fresh pork sales (pounds) (1)	4,035.0	4,289.9	4,702.0	4,356.7	3,389.0
Total hogs sold (2)	18.6	19.3	20.4	20.2	14.6
——————————————

(1)	Comprised of Pork segment and International segment.

(2)	Comprised of Hog Production segment and International segment and includes intercompany hog sales.
Notes to Selected Financial Data:
Fiscal 2011

•	Includes an involuntary conversion gain on fire insurance recovery of $120.6 million.

•	Includes losses of $92.5 million on debt extinguishment.

•	Includes $28.0 million of charges related to the Cost Savings Initiative.

•	Includes a net benefit of $19.1 million related to an insurance litigation settlement.

•	Includes net gains of $18.7 million on the sale of hog farms.
Fiscal 2010

▪	Includes $34.1 million of impairment charges related to certain hog farms.

▪	Includes restructuring and impairment charges totaling $17.3 million related to the Pork segment restructuring plan (the Restructuring Plan).

▪	Includes $13.1 million of impairment and severance costs primarily related to the Sioux City plant closure.

▪	Includes $11.0 million of charges for the write-off of amendment fees and costs associated with the U.S. Credit Facility and the Euro Credit Facility.

▪	Includes $9.1 million of charges related to the Cost Savings Initiative.
Fiscal 2009

▪	Fiscal 2009 was a 53 week year.

▪	Includes a pre-tax write-down of assets and other restructuring charges totaling $88.2 million related to the Restructuring Plan.

▪	Includes a $56.0 million pre-tax gain on the sale of Groupe Smithfield.

▪	Includes a $54.3 million gain on the sale of Smithfield Beef, net of tax of $45.4 million (discontinued operations).

▪	Includes charges related to inventory write-downs totaling $25.8 million.
Fiscal 2008

▪	Includes a pre-tax impairment charge on our shuttered Kinston, North Carolina plant of $8.0 million.

▪	Includes a loss on the disposal of the assets of Smithfield Bioenergy, LLC (SBE) of $9.6 million, net of tax of $5.4 million (discontinued operations).

▪	Includes pre-tax inventory write-down and disposal costs of $13.0 million associated with outbreaks of classical swine fever (CSF) in Romania.
Fiscal 2007

▪	Includes a loss on the sale of Quik-to-Fix of $12.1 million, net of tax of $7.1 million (discontinued operations).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following information in conjunction with the audited consolidated financial statements and the related notes in “Item 8. Financial Statements and Supplementary Data.”
Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest April 30. Fiscal 2011 and fiscal 2010 consisted of 52 weeks. Fiscal 2009 consisted of 53 weeks. Unless otherwise stated, the amounts presented in the following discussion are based on continuing operations for all fiscal periods included. Certain prior year amounts have been reclassified to conform to current year presentations.
EXECUTIVE OVERVIEW
We are the largest hog producer and pork processor in the world. We are also the leader in numerous packaged meats categories with popular brands including Smithfield®, John Morrell® and Farmland®. We are committed to providing good food in a responsible way, environmental leadership, food safety, employee safety, animal welfare and community involvement.
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
We conduct our operations through four reportable segments: Pork, Hog Production, International and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. A fifth reportable segment, the Other segment, contains the results of several recently disposed businesses, including our former turkey production operations and our previous 49% interest in Butterball, LLC (Butterball), which were sold in December 2010 (fiscal 2011), as well as our former live cattle operations, which were sold in the first quarter of fiscal 2010. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments.
Prior to fiscal 2011, our hog production operations in Poland and Romania and our interests in hog production operations in Mexico were included in our Hog Production segment. In fiscal 2011, these operations were moved into our International segment to more appropriately align our operating segments with the way our chief operating decision maker now assesses performance of these segments and allocates resources to these segments. The results for all fiscal periods presented have been reclassified to reflect this change in our reportable segments.
Fiscal 2011 Summary
Net income was $521.0 million, or $3.12 per diluted share, in fiscal 2011, compared to net loss of $101.4 million, or $.65 per diluted share, in fiscal 2010. The following significant factors impacted fiscal 2011 results compared to fiscal 2010:

▪	Pork segment operating profit increased $214.7 million driven by substantially higher fresh pork market prices, which more than offset the impact of higher raw material costs.

▪	Hog Production segment operating results improved $763.6 million mainly due to a 29% increase in domestic market live hog prices.

▪
International segment operating profit decreased slightly as the expiration of certain subsidy programs in Romania was partially offset by improved profitability from our investments in Western Europe and Mexico.

▪	Other segment operating results declined by $6.0 million, due to the disposal of our turkey business in December 2010 (fiscal 2011).

▪
Corporate segment results improved $71.9 million, primarily due to a $120.6 million gain on the final settlement of our insurance claim related to the fire that occurred at our Cudahy, Wisconsin facility in fiscal 2010, partially offset by higher variable compensation expenses stemming from substantially improved consolidated operating results.

Project 100
In the latter half of fiscal 2010, we developed a plan to reduce the level of debt on our balance sheet by $1 billion and eliminate $100 million of annual interest expense from our statement of income (Project 100). This project was intended to improve our credit metrics, extend and smooth maturities of our various debt obligations and utilize idle cash on hand, while at the same time, maintaining ample liquidity. As of May 1, 2011, we were approximately 90% complete with Project 100 after repurchasing senior notes with face values totaling $913.1 million for $993.1 million during fiscal 2011. As a result, our net debt (long-term debt and capital lease obligations including current portion and notes payable, net of cash) to total capitalization (net debt plus shareholders' equity) has decreased from 48% at the end of fiscal 2010 to 33% as of May 1, 2011. Our goal is to maintain a net debt to total capitalization ratio of approximately 40% or lower with a ceiling of 50%.
Core Strategies for Growth
Organic
In fiscal 2011, we completed our Pork segment restructuring plan, in which we consolidated a number of independent operating companies into three large regional operating companies, increased capacity utilization by closing six inefficient and underutilized packaged meats plants and one fresh pork plant, consolidated our sales organizations and rationalized our brands in order to focus on twelve major brand names. We believe this plan has resulted in an annual profitability improvement of approximately $125 million. In addition, we are currently in the process of executing our plan to improve the cost structure and profitability of our domestic hog production operations. We believe this initiative will result in an annual profitability improvement of $2 per hundredweight, or approximately $90 million, by fiscal 2014.
We believe these initiatives provide us with a highly competitive organizational structure and position us well for top and bottom line growth in our base business.
Mergers and Acquisitions
We are also in a position to expand our business by utilizing a disciplined approach to acquire branded packaged meats companies while enhancing return on invested capital and maintaining a conservative balance sheet.
We continue to be outward looking for companies that would allow us to continue to grow while maintaining a conservative balance sheet and increasing shareholder value.
Recent Regulatory Developments
E15 Ruling
In October 2010 (fiscal 2011), the Environmental Protection Agency (EPA) granted a “partial waiver” to a statutory bar under the Clean Air Act prohibiting fuel manufacturers from introducing fuel additives that are not “substantially similar” to those already approved and in use for vehicles of model year (MY) 1975 or later. The EPA's decision allows fuel manufactures to increase the ethanol content of gasoline to 15 percent (E15) for use in MY 2007 and newer light-duty motor vehicles, including passenger cars, light-duty trucks, and medium-duty passenger vehicles. In January 2011, the EPA granted another partial waiver authorizing E15 use in MY 2001-2006 light-duty motor vehicles. Prior to EPA's decisions, the ethanol content of gasoline in the United States was limited to 10 percent. These rulemakings are all subject to judicial appeals.

Taken together, the two actions by the EPA allow the introduction of E15 into commerce and the marketplace by manufacturers. Although the long-term impact of E15 is currently unknown, studies have shown that expanded corn-based ethanol production has driven up the price of livestock feed and led to commodity-price volatility. We cannot presently assess the full economic impact of the proposed regulations on the meat processing industry or on our operations.
Proposed GIPSA Rule
In June 2010 (fiscal 2011), the United States Department of Agriculture, Grain Inspection, Packers and Stockyards Administration (GIPSA) published a proposed rule adding new regulations under the Packers and Stockyards Act and requested public comment. The public comment period has closed, and GIPSA is considering what, if any changes it may adopt based on the comments received. These new regulations, if adopted as proposed, could significantly impact our relationships both with other meat packers to whom we sell livestock and with our independent contract growers from whom we buy livestock by prohibiting or restricting numerous practices that have been permitted for decades. We cannot presently assess the full economic impact of the proposed regulations on the meat processing industry or on our operations.
Outlook
The commodity markets affecting our business are sometimes volatile and fluctuate on a daily basis. In this unpredictable operating environment, it is difficult to make meaningful long-term forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪
Pork—Despite tight hog supplies and high live hog prices, which typically place pressure on fresh pork margins, we achieved very solid processing margins in fiscal 2011. Fresh pork margins were particularly strong, as record high cut-out values drove significant margin gains on a per head basis. As we enter fiscal 2012, fresh pork margins have begun to moderate below fiscal 2011's record levels. However, fundamentals in the fresh pork complex continue to be strong. And, the segment should benefit from flat industry slaughter levels and higher relative world-wide pork prices. On the export front, we expect continued healthy demand will provide additional domestic price support and help the overall fresh pork complex. Accordingly, we remain optimistic about our fresh pork performance moving into fiscal 2012.

Pricing discipline, rationalization of low margin business, increased plant capacity utilization and the benefits of the Restructuring Plan, as defined below under "Significant Events Affecting Results of Operations," helped sustain packaged meats margins in fiscal 2011 despite sharp increases in raw material costs. We expect these same factors will continue to insulate our packaged meats margins in the coming year. As we move into fiscal 2012, we expect our packaged meats business will again be solidly profitable, notwithstanding continued high raw material costs associated with higher live hog prices. We currently expect margins in this part of the business to average $.10 to $.15 per pound for fiscal 2012.
In summary, we continue to be optimistic about the Pork segment in the near term. We expect the actions we have taken on the sales, operating and restructuring fronts will support sustainable segment profitability. With the completion of the Restructuring Plan, we are now focusing our efforts on sales and marketing initiatives designed to drive profitable top line growth.

▪
Hog Production—After a considerable and extended period of sizable losses in the hog production industry, the cycle has turned and the environment has improved significantly. Modest contractions in the U.S. sow herd contributed to tightened supplies which, in turn, have resulted in higher live hog market prices. Live hog prices averaged nearly 30% higher during the 12 months ended May 1, 2011 than during the comparative period a year earlier. We do not foresee significant herd expansion on the horizon, which should help stabilize prices at even healthier levels than we experienced in fiscal 2011.

Our domestic raising costs spiked to all-time highs in the second quarter of fiscal 2009, reaching a quarterly average of $63 per hundredweight. Since that time, raising costs have moderated into the mid-to-upper $50's per hundredweight. Spiking feed grain prices are again expected to drive raising costs higher into the low $60's per hundredweight early in fiscal 2012, and then flatten out in the mid $60's later in the year. At the same time, however, the current futures curve for lean hogs suggests robust live hog pricing throughout fiscal 2012. Consequently, we expect our live hog production operations to be profitable in fiscal 2012. Longer term, we have developed a plan, described more fully below, to improve our cost structure. We expect the cost savings plan will reduce our base raising costs by approximately $2 per hundredweight, or $90 million, annually by fiscal 2014.

▪
International—We were pleased with the performance of our international meat operations in fiscal 2011. Looking forward, higher hog and meat prices in Poland will likely pressure margins and profits off of fiscal 2011's record highs. Still, we expect our Polish results will be solidly profitable in fiscal 2012 as an increasing percentage of volume shifts to higher margin packaged meats products. Our meat operations in Mexico are also expected to make positive contributions in fiscal 2012. In Romania, our meat processing operations are facing headwinds of a recessionary environment and weak demand. As a result, we do not expect our Romanian meat operations, which are the smallest of our international meat operations, to be profitable in fiscal 2012. However, we do expect measurable improvements over fiscal 2011. In summary, we expect our overall international meat operations will continue to deliver positive results as we move into fiscal 2012.

Beyond our wholly-owned meat operations, we also expect continued positive contributions from our investment in CFG (as defined below). However, CFG will be operating in an adverse environment of high unemployment, recessionary conditions across Western Europe and higher raw material costs, which may temper future results.
On the live production side of the business, we expect higher year-over-year grain prices throughout our international swine production operations in fiscal 2012. This will put pressure on feeding margins. At the same time however, we expect to see improvements in live hog pricing in fiscal 2012 as expected decreases in international pig inventories, particularly in the second half of the year, tighten supplies. And, we are encouraged by the recent announcement from Russia that its grain export ban, enacted in August 2010, will be lifted effective July 1, 2011. We expect the resumption of these grain exports will have a positive impact on the overall grain complex in Europe.

▪
Other—The Other segment is comprised almost entirely of our wholly-owned turkey operations and our 49% interest in Butterball, LLC (Butterball). As more fully described under "Significant Events Affecting Results of Operations-Butterball," we completed the sale of these assets in early December 2010. Accordingly, the segment is not expected to generate income or loss for fiscal 2012.

RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
Fire Insurance Settlement
In July 2009 (fiscal 2010), a fire occurred at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Inc. (Patrick Cudahy), in Cudahy, Wisconsin. The fire damaged a portion of the facility’s production space and required the temporary cessation of operations, but did not consume the entire facility. Shortly after the fire, we resumed production activities in undamaged portions of the plant, including the distribution center, and took steps to address the supply needs for Patrick Cudahy products by shifting production to other Company and third-party facilities.
We maintain comprehensive general liability and property insurance, including business interruption insurance. In December 2010 (fiscal 2011), we reached an agreement with our insurance carriers to settle the claim for a total of $208.0 million, of which $70.0 million had been advanced to us in fiscal 2010. We allocated these proceeds to first recover the book value of the property lost, out-of-pocket expenses incurred and business interruption losses that resulted from the fire. The remaining proceeds were recognized as an involuntary conversion gain of $120.6 million in the Corporate segment in the third quarter of fiscal 2011. The involuntary conversion gain was classified in a separate line item on the consolidated statement of income.
Based on an evaluation of business interruption losses incurred, we recognized $15.8 million and $31.8 million in fiscal 2011 and fiscal 2010, respectively, of the insurance proceeds in cost of sales in our Pork segment to offset business interruption losses incurred.

Debt Extinguishment
In August 2010 (fiscal 2011), we began repurchasing a portion of our senior unsecured notes due August 2011 (2011 Notes). We paid $210.7 million to repurchase notes with a face value of $203.8 million. We recognized a loss of $7.3 million in the second quarter of fiscal 2011, including the write-off of related unamortized debt costs, as a result of these debt repurchases.
In November 2010 (fiscal 2011), we commenced an offer to purchase for cash (the November Tender Offer) up to an aggregate of $337.0 million principal amount of our outstanding 2011 Notes. The November Tender Offer expired on December 1, 2010. As a result of the November Tender Offer, we paid $332.4 million to repurchase notes with a face value of $318.4 million and recognized a loss of $14.1 million in the third quarter of fiscal 2011, including the write-off of related unamortized premiums and debt costs.
In January 2011 (fiscal 2011), we commenced a Dutch auction cash tender offer to purchase for $450.0 million in cash (the January Tender Offer) the maximum aggregate principal amount of our outstanding senior unsecured notes due May 2013 (2013 Notes) and our outstanding senior secured notes due July 2014 (2014 Notes). The January Tender Offer expired on February 9, 2011. As a result of the January Tender Offer, we paid $450.0 million to repurchase 2013 Notes and 2014 Notes with face values of $190.0 million and $200.9 million, respectively, and recognized a loss of $71.1 million in the fourth quarter of fiscal 2011, including the write-off of related unamortized discounts and debt costs.
Hog Production Cost Savings Initiative
In the fourth quarter of fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations (the Cost Savings Initiative). The plan includes a number of undertakings designed to improve operating efficiencies and productivity. These consist of farm reconfigurations and conversions, termination of certain high cost, third party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities. Certain of these activities are expected to occur over the next two years in order to allow for the successful transformation of farms while minimizing disruption of supply.
The following table summarizes the balance of accrued expenses, the cumulative expenses incurred to date and the expected remaining expenses to be incurred related to the Cost Savings Initiative by major type of cost. All of the charges presented have been recorded in cost of sales in the Hog Production segment.

	Accrued Balance May 2, 2010	Fiscal 2011 Expense	Payments	Accrued Balance May 1, 2011	Cumulative Expense-to-Date	Estimated Remaining Expense
	(in millions)
Cost savings activities:
Contract terminations	$1.8	$19.4	$(20.4)	$0.8	$22.2	$3.4
Other associated costs	—	6.9	(5.3)	1.6	6.9	2.5
Total cost savings activities	$1.8	26.3	$(25.7)	$2.4	29.1	5.9
Other charges:
Accelerated depreciation		1.7			5.5	0.4
Impairment		—			2.5	—
Total other charges		1.7			8.0	0.4
Total cost savings activities and other charges		$28.0			$37.1	$6.3
This Cost Savings Initiative is expected to gradually improve the profitability of our Hog Production segment over the next two fiscal years. We expect that by fiscal 2014, the benefits of this initiative will be fully realized and we currently estimate profitability improvement of approximately $2 per hundredweight, or $90 million, annually.

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
Pork Segment Restructuring
In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan). The plan included the closure of six plants. This restructuring has made us more competitive by improving operating efficiencies and increasing plant utilization. We completed the Restructuring Plan in the first half of fiscal 2011 with cumulative pre-tax restructuring and impairment charges of approximately $105.5 million. We recorded $17.3 million of these charges in fiscal 2010 and $88.2 million in fiscal 2009. Of these amounts, $4.7 million and $5.9 million were recorded in selling, general and administrative expenses in fiscal 2010 and fiscal 2009, respectively, with the remainder recorded in cost of sales. There were no material charges incurred in fiscal 2011. All charges were recorded in the Pork segment.
Impairment and Disposal of Long-lived Assets
Hog Farms
Texas
In the first quarter of fiscal 2010, we ceased hog production operations and closed the farms related to our Dalhart, Texas operation. In connection with this event, we recorded an impairment charge of $23.6 million to write-down the assets to their estimated fair value of $20.9 million. The estimate of fair value was based on our assessment of the facts and circumstances at the time of the write-down, which indicated that the highest and best use of the assets by a market participant was for crop farming.
In January 2011 (fiscal 2011), we sold a portion of the Dalhart, Texas assets to a crop farmer for net proceeds of $9.1 million and recognized a loss on the sale of $1.8 million in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. Also, in January 2011 (fiscal 2011), we received a non-binding letter of intent from a prospective buyer for the purchase of our remaining Dalhart, Texas assets. The prospective buyer had indicated that it intended to utilize the farms for hog production after reconfiguring the assets to meet their specific business purposes. In April 2011 (fiscal 2011), we completed the sale of the remaining Dalhart, Texas assets and received net proceeds of $32.5 million. As a result of the sale, we recognized a gain of $13.6 million, after allocating $8.5 million in goodwill to the asset group, in selling, general and administrative expenses in our Hog Production segment in the fourth quarter of fiscal 2011.
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
Missouri
In the first quarter of fiscal 2010, we entered into negotiations to sell certain hog farms in Missouri, which we believed would result in a completed sale within the subsequent twelve month period. We recorded total impairment charges of $10.5 million, including a $6.0 million allocation of goodwill, in the first quarter of fiscal 2010 to write-down the hog farm assets to their estimated fair value. The impairment charges were recorded in cost of sales in the Hog Production segment.
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

In September 2010 (fiscal 2011), we were notified of our joint venture partner’s decision to purchase our 49% interest in Butterball and our related turkey production assets. In December 2010 (fiscal 2011), we completed the sale of these assets for $167.0 million and recognized a gain of $0.2 million.
RMH Foods, LLC (RMH)
In October 2009 (fiscal 2010), we entered into an agreement to sell substantially all of the assets of RMH, a subsidiary within the Pork segment. As a result of this sale, we recorded pre-tax charges totaling $3.5 million, including $0.5 million of goodwill impairment, in cost of sales in the Pork segment in the second quarter of fiscal 2010 to write-down the assets of RMH to their fair values. In December 2009 (fiscal 2010), we completed the sale of RMH for $9.1 million, plus $1.4 million of liabilities assumed by the buyer.
Smithfield Beef, Inc. (Smithfield Beef)
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
We recorded a pre-tax gain of $99.7 million ($54.3 million net of tax) on the sale of Smithfield Beef in fiscal 2009. The results of Smithfield Beef are reported as discontinued operations, including the gain on the sale.
Sales, interest expense and net income of Smithfield Beef for fiscal 2009 were $1.7 billion, $17.3 million and $0.9 million, respectively. Interest expense is allocated to discontinued operations based on specific borrowings by the discontinued operations. These results are reported in income from discontinued operations.
Smithfield Bioenergy, LLC (SBE)
In April 2007 (fiscal 2007), we decided to exit the alternative fuels business. As a result, we recorded impairment charges of $9.6 million, net of tax of $5.4 million, during fiscal 2008 to reflect the assets of SBE at their estimated fair value. In May 2008 (fiscal 2009), we completed the sale of substantially all of SBE's assets for $11.5 million. The results of SBE are reported as discontinued operations.
Sales, interest expense and net loss of SBE for fiscal 2009 were $3.8 million, $1.3 million and $2.7 million, respectively. These results are reported in income from discontinued operations.
Sioux City, Iowa Plant Closure
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

Investment Activities
Groupe Smithfield S.L. (Groupe Smithfield)  / Campofrío Alimentación, S.A. (Campofrío)
In June 2008 (fiscal 2009), we announced an agreement to sell Groupe Smithfield to Campofrío in exchange for shares of Campofrío common stock. In December 2008 (fiscal 2009), the merger of Campofrío and Groupe Smithfield was finalized. The new company, known as CFG, is listed on the Madrid and Barcelona Stock Exchanges. The merger created the largest pan-European company in the packaged meats sector and one of the five largest worldwide. The sale of Groupe Smithfield resulted in a pre-tax gain of $56.0 million, recognized in the International segment in the third quarter of fiscal 2009.
Consolidated Results of Operations
The tables presented below compare our results of operations for fiscal years 2011, 2010 and 2009. As used in the table, "NM" means "not meaningful."
Sales and Cost of Sales

	Fiscal Years			Fiscal Years
	2011	2010	% Change	2010	2009	% Change
	(in millions)			(in millions)
Sales	$12,202.7	$11,202.6	9%	$11,202.6	$12,487.7	(10)%
Cost of sales	10,488.6	10,472.5	—	10,472.5	11,863.1	(12)
Gross profit	$1,714.1	$730.1	135	$730.1	$624.6	17
Gross profit margin	14%	7%		7%	5%

The following items explain the significant changes in sales and gross profit:
2011 vs. 2010

▪	Average unit selling prices in the Pork segment increased 18% driven primarily by a reduction in the supply of pork products and stable demand in the market.

▪	Domestic live hog market prices increased to $57 per hundredweight from $44 per hundredweight in the prior year reflecting tighter supply and higher raising costs in the industry.

▪
The improvement in gross profit margin was led by a substantial turnaround in hog production profitability resulting from tightened industry supplies, which led to substantially higher live hog market prices, and slightly lower raising costs on a per pig basis. In addition, higher fresh pork market values relative to live hog prices, and higher average unit selling prices in the Pork segment contributed to the improvement.

▪	Cost of sales in fiscal 2010 included $72.4 million of charges related to hog farm and plant write-downs, the Cost Savings Initiative and the Restructuring Plan.
2010 vs. 2009

▪	Fiscal 2009 included an additional week of results, which accounted for approximately $217.2 million, or 2%, of additional sales in fiscal 2009.

▪
Excluding the effect of the additional week in fiscal 2009, sales volumes in the Pork segment decreased 7%, mainly due to pricing discipline and the rationalization of low margin business.  Average unit selling prices in the Pork segment decreased 2%, with fresh pork decreasing 5% and packaged meats increasing 2%. These factors had the effect of decreasing consolidated sales by 7%.

▪	Foreign currency translation decreased fiscal 2010 sales by $213.3 million, or 2%, due to a stronger U.S. dollar.

▪	Lower feed costs contributed to a 11% decline in our domestic raising costs.

▪	Domestic live hog market prices decreased 8%.

▪
Cost of sales for fiscal 2010 included $72.4 million of charges related to hog farm and plant write-downs, the Cost Savings Initiative and the Restructuring Plan compared to $82.3 million of Restructuring Plan charges and impairments in fiscal 2009.

Selling, General and Administrative Expenses (SG&A)

	Fiscal Years			Fiscal Years
	2011	2010	% Change	2010	2009	% Change
	(in millions)			(in millions)
Selling, general and administrative expenses	$789.8	$705.9	12%	$705.9	$798.4	(12)%

The following items explain the significant changes in SG&A:
2011 vs. 2010

▪	Variable compensation expense increased by $65.6 million due to higher overall profitability; variable compensation programs were severely curtailed in fiscal 2010.

▪	A reduction in the amount of government subsidies recognized for our Romanian hog production operations increased SG&A by $32.2 million.

▪	Contract services and professional fees increased $13.8 million, primarily due to outsourced information technology support costs.

▪	Fiscal 2010 included a gain of $4.5 million on the sale of our investment in Farasia Corporation, a 50/50 Chinese joint venture, (Farasia).

▪	Foreign currency transaction losses increased by $4.1 million.

▪	Fiscal 2011 included a $19.1 million benefit related primarily to an insurance settlement associated with certain ongoing lawsuits.

▪	Fiscal 2011 included a net gain of $18.7 million on the sale of hog farms, which are more fully explained under "Significant Events Affecting Results of Operations" above.
2010 vs. 2009

▪	Foreign currency transaction gains in fiscal 2010 were $3.7 million compared to losses of $25.6 million in fiscal 2009, resulting in a year-over-year decrease in SG&A of $29.3 million.

▪	Advertising and marketing expenses decreased $22.8 million. The decrease was due to synergies related to the consolidation of our sales function.

▪	Improvements in the cash surrender value of company-owned life insurance policies decreased SG&A by $19.4 million.

▪	Fiscal 2009 included $18.1 million of union-related litigation and settlement costs.

▪	The collection of additional farming subsidies related to our Romanian hog production operations decreased SG&A by $12.9 million.

▪	Fiscal 2009 included an additional week of results, which accounted for approximately $12 million of additional SG&A in fiscal 2009.

▪
SG&A was negatively impacted by a $22.4 million increase in compensation expense which was primarily attributable to higher performance compensation due to higher operating results, as well as higher pension expenses.

Equity in (Income) Loss of Affiliates

	Fiscal Years			Fiscal Years
	2011	2010	% Change	2010	2009	% Change
	(in millions)			(in millions)
CFG(1)	$(17.0)	$(4.5)	278%	$(4.5)	$5.6	180%
Mexican joint ventures	(29.6)	(13.2)	124	(13.2)	9.8	235
Butterball	(1.3)	(18.8)	(93)	(18.8)	19.5	196
Cattleco, LLC (Cattleco)	—	—	NM	—	15.1	NM
All other equity method investments	(2.2)	(2.1)	5	(2.1)	0.1	NM
Equity in (income) loss of affiliates	$(50.1)	$(38.6)	30	$(38.6)	$50.1	177
——————————————

(1)	Reflects the combined results of Groupe Smithfield and Campofrío.
The following items explain the significant changes in equity in (income) loss of affiliates:
2011 vs. 2010

▪	Fiscal 2010 results for CFG included a $10.4 million debt restructuring charge and a $1.3 million charge related to its discontinued Russian operation.

▪	Equity income from our Mexican joint ventures increased significantly as a result of higher hog prices.

▪
The decrease in equity income from Butterball reflects our sale of the investment in the third quarter of fiscal 2011, which is more fully explained under "Significant Events Affecting Results of Operations" above.

2010 vs. 2009

▪
Improved results at Butterball were mainly driven by lower raw material costs as a result of lower feed prices and a modification of our live turkey transfer pricing agreement with Butterball from a cost-based pricing arrangement to a market-based pricing arrangement, as well as reduced plant operating costs due to production initiatives.

▪
Our investment in CFG was positively impacted by merger synergies and cost reduction programs. Fiscal 2010 included $10.4 million of debt restructuring charges at CFG and $1.3 million of charges related to CFG's discontinued Russian operation. However, the year-over-year impact of these charges was offset by $8.8 million of charges recorded in fiscal 2009 related to CFG’s discontinued Russian operation and $3.2 million of charges related to a restructuring at Groupe Smithfield.

▪
The improvements in our Mexican hog production joint ventures reflect substantially lower feed costs and foreign currency transaction gains of $3.4 million in fiscal 2010 compared to foreign currency transaction losses of $7.6 million in fiscal 2009.

▪	Fiscal 2009 included $15.1 million of losses related to our former cattle joint venture, Cattleco, which had been completely liquidated by the fourth quarter of fiscal 2009.

Interest Expense

	Fiscal Years			Fiscal Years
	2011	2010	% Change	2010	2009	% Change
	(in millions)			(in millions)
Interest expense	$245.4	$266.4	(8)%	$266.4	$221.8	20%

The following items explain the significant changes in interest expense:
2011 vs. 2010

▪
Interest expense decreased primarily due to the repurchase of $913.1 million of our senior unsecured and senior secured notes in fiscal 2011. The repurchase of these notes is more fully described under “Liquidity and Capital Resources” below.

2010 vs. 2009

▪
The increase in interest expense was primarily due to the issuance of higher cost debt in fiscal 2010 and the amortization of the associated debt issuance costs. The debt instruments we entered into in fiscal 2010 are more fully described under “Liquidity and Capital Resources” below. The increase in interest expense was partially offset by the effect of an additional week in fiscal 2009.

Other Loss (Income)

	Fiscal Years			Fiscal Years
	2011	2010	% Change	2010	2009	% Change
	(in millions)			(in millions)
Other loss (income)	$92.5	$11.0	NM	$11.0	$(63.5)	(117)%

The following items explain the significant changes in other loss (income):
2011 vs. 2010

▪
As described more fully under “Liquidity and Capital Resources” below, we repurchased $913.1 million of our senior unsecured and senior secured notes in fiscal 2011 and recognized losses on debt extinguishment of $92.5 million compared to debt extinguishment losses of $11.0 million in fiscal 2010.

2010 vs. 2009

▪
Other loss in fiscal 2010 consisted of $11.0 million of charges for the write-off of amendment fees and costs associated with the extinguishment of our then existing secured revolving credit facility (the U.S. Credit Facility) and our then existing European secured revolving credit facility (the Euro Credit Facility). The purpose of these write-offs is more fully described under “Liquidity and Capital Resources” below. Other income in fiscal 2009 consisted of a $56.0 million gain on the sale of our interest in Groupe Smithfield to Campofrio and a $7.5 million gain on the repurchase of long-term debt.

Income Tax (Benefit) Expense

	Fiscal Years
	2011	2010	2009
Income tax (benefit) expense (in millions)	$236.1	$(113.2)	$(131.3)
Effective tax rate	31%	53%	34%
The following items explain the significant changes in the effective tax rate:
2011 vs. 2010

▪
The decrease in the effective tax rate was due primarily to the mix of foreign earnings (which have lower effective tax rates) and domestic earnings in fiscal 2011 compared to fiscal 2010, the benefit of the Federal manufacturer’s deduction, the utilization of foreign tax credits in the fiscal 2011, and the legislative retroactive reinstatement of the Credit for Increasing Research Activities.

2010 vs. 2009

▪
The increase in the beneficial income tax rate from 2009 to 2010 was primarily due to incurring domestic losses and earning foreign profits in fiscal 2010. The domestic losses were benefited at rates that are higher than rates in which the earnings were taxed in the foreign jurisdictions.

Segment Results
The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.
Pork Segment

	Fiscal Years			Fiscal Years
	2011	2010	% Change	2010	2009	% Change
	(in millions)			(in millions)
Sales:
Fresh pork (1)	$4,542.7	$4,199.7	8%	$4,199.7	$4,892.2	(14)%
Packaged meats	5,721.2	5,126.6	12	5,126.6	5,558.7	(8)
Total	$10,263.9	$9,326.3	10	$9,326.3	$10,450.9	(11)

Operating profit: (2)
Fresh pork (1)	$406.5	$61.1	565%	$61.1	$76.1	(20)%
Packaged meats	346.9	477.6	(27)	477.6	319.1	50
Total	$753.4	$538.7	40	$538.7	$395.2	36

Sales volume:
Fresh pork			(8)%			(10)%
Packaged meats			(4)			(9)
Total			(7)			(9)

Average unit selling price:
Fresh pork			18%			(5)%
Packaged meats			16			2
Total			18			(2)

Hogs processed			(10)%			(8)%

Average domestic live hog prices (per hundred weight) (3)	$56.57	$43.81	29%	$43.81	$47.80	(8)%
——————————————

(1)	Includes by-products and rendering.

(2)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.

(3)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
In addition to information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:
2011 vs. 2010

▪	Sales and operating profit were positively impacted by substantially higher average unit selling prices driven by a reduction in the supply of pork products and stable demand in the market.

▪	Fresh pork sales volume declined due to the closure of our Sioux City, Iowa plant in April 2010 (fiscal 2010).

▪	Fresh pork operating profit increased as a result of substantially higher fresh pork market prices relative to live hog prices, and higher average unit selling prices.

▪	Packaged meats operating profit declined, reflecting substantially higher raw material costs, which we were unable to pass on fully to consumers.

▪	Operating profit in fiscal 2010 included $30.4 million in charges associated with the Restructuring Plan and the Sioux City plant closure.
2010 vs. 2009

▪	Fiscal 2009 included an additional week of results, which accounted for approximately $202.0 million, or 2%, of additional sales in fiscal 2009.

▪
Excluding the effect of an additional week of results in fiscal 2009, fresh pork and packaged meats sales volumes each decreased 7%. Sales volumes were impacted by pricing discipline and the rationalization of low margin business due to the Restructuring Plan.

▪
Operating profit in fiscal 2009 included $88.2 million of restructuring and impairment charges related to the Restructuring Plan. Of this amount, $67.0 million related to our packaged meats operations and $21.2 million related to our fresh pork operations. Operating profit in fiscal 2010 included $17.3 million of restructuring and impairment charges related to the Restructuring Plan. Of this amount, $13.4 million related to our packaged meats operations and $3.9 related to our fresh pork operations.

▪	Operating profit in fiscal 2009 included $18.1 million of union-related litigation and settlement charges.

▪
Operating profit in fiscal 2010 included both incremental costs and offsetting recoveries of business interruption losses related to the fire that occurred at the primary manufacturing facility of our subsidiary, Patrick Cudahy, in July 2009 (fiscal 2010). We recorded $31.8 million of insurance proceeds in cost of sales in fiscal 2010, which offset the estimated business interruption losses incurred during fiscal 2010.

▪	Operating profit in fiscal 2010 was negatively impacted by $13.1 million of impairment and severance costs related to the Sioux City plant closure.

Hog Production Segment

	Fiscal Years			Fiscal Years
	2011	2010	% Change	2010	2009	% Change
	(in millions)			(in millions)
Sales	$2,705.1	$2,207.8	23%	$2,207.8	$2,428.2	(9)%
Operating profit (loss)	224.4	(539.2)	142	(539.2)	(491.3)	(10)

Head sold	16.43	17.43	(6)%	17.43	18.64	(6)%

Average domestic live hog prices (per hundred weight) (1)	$56.57	$43.81	29%	$43.81	$47.80	(8)%
Domestic raising costs (per hundred weight)	$54.14	$54.88	(1)%	$54.88	$61.87	(11)%
——————————————

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
In addition to the information provided in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit:
2011 vs. 2010

▪	Sales and operating profit were positively impacted by substantially higher live hog prices due to a reduction in the supply of market hogs.

▪	Operating loss in fiscal 2010 included $34.1 million in impairment charges related to certain hog farms, which is more fully explained under "Significant Events Affecting Results of Operations" above.

▪	Operating profit in fiscal 2011 included a benefit of $19.1 million related primarily to an insurance settlement associated with certain ongoing lawsuits.

▪	Operating profit in fiscal 2011 includes a net gain of $18.7 million on the sales of hog farms, which are more fully explained under "Significant Events Affecting Results of Operations" above.

▪	Operating profit in fiscal 2011 included charges associated with the Cost Savings Initiative of $28.0 million compared to $9.1 million in fiscal 2010.
2010 vs. 2009

▪	The effect of an additional week of results in fiscal 2009 decreased sales $41.1 million, or 2%.

▪	Excluding the effect of the additional week of results in fiscal 2009, head sold decreased 5% due to the impact of our sow reduction program.

▪	The decrease in domestic raising costs is primarily attributable to lower feed prices.

▪
Operating loss in fiscal 2010 included $34.1 million of impairment charges related to certain hog farms, which are more fully explained under "Significant Events Affecting Results of Operations" above.

▪	Operating loss in fiscal 2010 included $9.1 million of charges associated with the Cost Savings Initiative.

International Segment

	Fiscal Years			Fiscal Years
	2011	2010	% Change	2010	2009	% Change
	(in millions)			(in millions)
Sales:
Poland	$1,040.0	$992.6	5%	$992.6	$1,050.4	(6)%
Romania	199.1	182.4	9	182.4	202.5	(10)
Other	101.6	102.2	(1)	102.2	124.6	(18)
Total	$1,340.7	$1,277.2	5	$1,277.2	$1,377.5	(7)

Operating profit (loss):
Poland	$64.0	$75.7	(15)%	$75.7	$27.2	178%
Romania	9.2	35.1	(74)	35.1	(4.2)	NM
Other (1)	42.7	17.1	150	17.1	(18.0)	195
Total	$115.9	$127.9	(9)	$127.9	$5.0	NM

Poland:
Sales volume (pounds) (2)			12%			17%
Average unit selling price (2)			(7)			(19)
Hogs processed			24			8
Raising costs (per hundred weight)			3			(29)

Romania:
Sales volume (pounds) (2)			22%			11%
Average unit selling price (2)			(10)			(19)
Hogs processed			17			15
Raising costs (per hundred weight)			(12)			(24)
 ——————————————

(1)	Includes our equity method investments in Mexico and the results from our investment in CFG.

(2)	Excludes the sale of live hogs.
In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:
2011 vs. 2010

▪	The increases in sales volumes were primarily due to capacity expansion in semi-processed and sausage products in Poland and the expansion of hog production operations in Romania.

▪	The decline in average unit selling prices reflects continued adverse economic conditions in Europe.

▪	In Romania, we recognized $32.2 million less in government subsidies for hog production than the prior year due to the expiration of the subsidy program in the second half of fiscal 2010.

▪
Equity income from our equity method investments increased $29.3 million primarily driven by higher hog prices in Mexico. Also, equity income from CFG in fiscal 2010 was negatively impacted by $10.4 million of debt restructuring charges and $1.3 million of charges related to its discontinued Russian operation.

2010 vs. 2009

▪	Foreign currency translation caused fiscal 2010 sales to decrease by $213.3 million, or 17%, due to a stronger U.S. dollar.

▪	Operating profit was positively impacted by lower raw material costs.

▪	Operating profit was positively impacted by $1.8 million in foreign currency transaction gains in fiscal 2010, compared to $15.8 million in foreign currency transaction losses in fiscal 2009.

▪
Operating profit was positively impacted by an $35.0 million improvement in equity income as CFG benefited from merger synergies and cost reduction programs and our Mexican joint ventures experienced lower feed costs. Fiscal 2010 included $10.4 million of debt restructuring charges at CFG and $1.3 million of charges related to its discontinued Russian operation. However, the year-over-year impact of these charges was offset by $8.8 million of charges recorded in fiscal 2009 related to CFG’s discontinued Russian operation and $3.2 million of charges related to a restructuring at Groupe Smithfield. Also, equity income from our Mexican joint ventures included $3.4 million of foreign currency transaction gains in fiscal 2010 compared to $7.6 million of foreign currency transaction losses in fiscal 2009.

▪	Operating profit was positively impacted by a $12.9 million increase in farming subsidies related to our Romanian hog production operations.
Other Segment

	Fiscal Years			Fiscal Years
	2011	2010	% Change	2010	2009	% Change
	(in millions)			(in millions)
Sales	$74.7	$153.3	(51)%	$153.3	$250.8	(39)%
Operating (loss) profit	(2.4)	3.6	(167)	3.6	(46.6)	108

The following items explain the significant changes in Other segment sales and operating profit:
2011 vs. 2010

▪
The decrease in sales and operating profit reflects the sale of our turkey operations, including our investment in Butterball, in December 2010 (fiscal 2011), which is more fully explained under "Significant Events Affecting Results of Operations" above.

▪	Fiscal 2010 included the sale of our remaining live cattle inventory totaling $33.3 million.
2010 vs. 2009

▪	We sold our remaining live-cattle inventories in the first quarter of fiscal 2010, which resulted in a $41.0 million year-over-year decrease in sales.

▪	Sales volume in our turkey production operations declined 15% due to production cuts aimed at reducing the oversupply of turkeys in the market.

▪
Average unit selling prices of turkeys decreased 20% as a result of a modification to our live turkey transfer pricing agreement with Butterball in the second quarter of fiscal 2010 from a cost-based pricing arrangement to a market-based pricing arrangement. The same modification was made to the transfer pricing agreement between Butterball and our joint venture partner.

▪
We recorded income from our equity method investments of $18.5 million in fiscal 2010 compared to a loss of $34.9 million in fiscal 2009. The year-over-year change was primarily attributable to improvements in Butterball’s results, which reflected substantially lower raw material costs and $15.1 million of fiscal 2009 losses from our former cattle joint venture, Cattleco, which had been completely liquidated by the fourth quarter of fiscal 2009.

Corporate Segment

	Fiscal Years			Fiscal Years
	2011	2010	% Change	2010	2009	% Change
	(in millions)			(in millions)
Operating profit (loss)	$3.7	$(68.2)	105%	$(68.2)	$(86.2)	21%
The following items explain the significant changes in the Corporate segment’s operating profit (loss):
2011 vs. 2010

▪
Operating profit in fiscal 2011 was positively impacted by a gain of $120.6 million on the final settlement with our insurance carriers of our claim related to the fire that occurred at our Cudahy, Wisconsin facility in fiscal 2010.

▪	Compensation expenses increased $31.1 million driven by substantially improved consolidated operating results.

▪	Fiscal 2010 included a $4.5 million gain on the sale of our investment in Farasia.

▪	Gains on company-owned life insurance policies were lower by $3.6 million.

▪	Change in foreign currency transaction losses negatively impacted operating profit by $2.3 million.
2010 vs. 2009

▪	Operating loss was positively impacted by a $19.4 million increase in the cash surrender value of company-owned life insurance policies due to improvements in the equity markets.

▪	Foreign currency transaction gains were $2.0 million in fiscal 2010 compared to losses of $9.3 million in the prior year, reflecting a year-over-year improvement in operating loss of $11.3 million.

▪	Operating loss was negatively impacted by a $10.3 million increase in compensation expenses primarily due to improved operating results.

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
Based on the following, we believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months:

▪
As of May 1, 2011, our liquidity position was approximately $1.3 billion, comprised of $855.9 million of availability under the ABL Credit Facility (as defined below), $374.7 million in cash and cash equivalents and $48.9 million of availability under international credit lines.

▪
In June 2011 (fiscal 2012), we refinanced the ABL Credit Facility (as defined below) into the Inventory Revolver (as defined below) and the Securitization Facility (as defined below). The refinance is more fully explained under "Credit Facilities" below.

▪	We generated $616.4 million of net cash flows from operating activities in fiscal 2011.
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
Credit Facilities

	May 1, 2011
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
ABL Credit Facility	$1,000.0	$—	$(144.1)	$—	$855.9
International facilities	125.8	—	—	(76.9)	48.9
Total credit facilities	$1,125.8	$—	$(144.1)	$(76.9)	$904.8

In June 2011 (fiscal 2012), we refinanced our asset-based revolving credit agreement totaling $1.0 billion that supported short-term funding needs and letters of credit (the ABL Credit Facility) into two separate facilities: (1) an inventory based revolving credit facility up to $925 million, with an option to expand up to $1.25 billion (the Inventory Revolver), and (2) an accounts receivable securitization facility up to $275 million (the Securitization Facility). We may request working capital loans and letters of credit under both facilities.

Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. However, it will mature in March 2014 if the outstanding principal balance of the 2014 Notes, net of the amount of cash in excess of $75 million, exceeds $300 million. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). The initial unused commitment fee and spread above LIBOR are 0.5% and 2.75%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit agreement) may not be less than 2.5 to 1.0. Obligations under the Inventory Revolver are guaranteed by our material U.S. subsidiaries and are secured by (i) a first priority lien on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests, and (ii) a second priority lien on substantially all of the guarantors' real property, fixtures and equipment. We incurred approximately $12.0 million in transaction fees in connection with the Inventory Revolver, which will be amortized over its five year life.
The term of the Securitization Facility is three years. All accounts receivable will be sold by our principal U.S. operating subsidiaries to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV will pledge the receivables as security for loans and letters of credit from a conduit lender or a committed lender. The SPV will be included in our consolidated financial statements and therefore, the accounts receivable owned by it will be included in our consolidated balance sheet. However, the accounts receivable owned by the SPV will be separate and distinct from our other assets and will not be available to our creditors should we become insolvent. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). The initial unused commitment fee and spread above the conduit lender's cost of funds (or in the case of funding by the committed lender, above LIBOR) are 0.5% and 1.5%, respectively. We incurred approximately $2.5 million in transaction fees in connection with the Securitization Facility, which will be amortized over its three year life.
Securities
We have a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for acquisitions, repayment of existing debt or general corporate purposes.
Cash Flows
Operating Activities

	Fiscal Years
	2011	2010	2009
	(in millions)
Net cash flows from operating activities	$616.4	$258.2	$269.9

The following items explain the significant changes in cash flows from operating activities over the past three fiscal years:
2011 vs. 2010

▪	Cash received from customers increased due to higher selling prices on fresh pork, packaged meats and live hogs.

▪	Cash received for the settlement of derivative contracts and for margin requirements increased $315.9 million.

▪	We received cash dividends from CFG of approximately $3.4 million in fiscal 2011 compared to $16.6 million in fiscal 2010.

▪	Cash paid to outside hog suppliers was significantly higher than the prior year due to a 29% increase in average domestic live hog market prices.

▪	Cash paid for grain was approximately $139.1 million higher than the prior year due to increased feed prices.

▪	We contributed $128.5 million to our qualified and non-qualified pension plans in fiscal 2011 compared to $73.9 million in fiscal 2010.

▪	In fiscal 2011, we transferred a total $27.2 million of cash to our workers compensation service providers to replace letters of credit previously held as collateral in these arrangements.
2010 vs. 2009

▪	Cash received from customers decreased significantly due to lower sales volumes and fresh pork market prices.

▪	Cash paid for the settlement of derivative contracts and for margin requirements increased $130.8 million.

▪	Cash paid to outside hog suppliers decreased as average live hog market prices declined by 8%.

▪	We paid approximately $124.2 million less for grains in fiscal 2010 due to substantially lower feed prices.

▪	Cash paid for transportation and energy decreased due to significantly lower fuel prices and energy costs.

▪	We received $60.1 million of insurance proceeds in fiscal 2010 attributable to business interruption recoveries and reimbursable costs related to the Patrick Cudahy fire.

▪	We received a cash dividend from CFG of $16.6 million in fiscal 2010.
Investing Activities

	Fiscal Years
	2011	2010	2009
	(in millions)
Capital expenditures	$(176.8)	$(174.7)	$(179.3)
Dispositions, including Butterball, LLC	261.5	23.3	587.0
Insurance proceeds	120.6	9.9	—
Net disposals (additions) of breeding stock	26.2	(8.0)	4.8
Proceeds from sale of property, plant and equipment	22.8	11.7	21.4
Dividends received	—	5.3	56.5
Investments in partnerships	—	(1.3)	(31.7)
Business acquisitions, net of cash acquired	—	—	(17.4)
Net cash flows from investing activities	$254.3	$(133.8)	$441.3

The following items explain the significant investing activities for each of the past three fiscal years:
2011

▪	Capital expenditures primarily related to plant and hog farm improvement projects, including approximately $44.0 million related to the Cost Savings Initiative.

▪	Dispositions included proceeds from the sale of our investment in Butterball, LLC and our related turkey production assets and proceeds from the sale of hog operations in Texas, Oklahoma and Iowa.

▪
The insurance proceeds represent the gain on involuntary conversion of property, plant and equipment due to the Patrick Cudahy fire upon the final settlement of claims with our insurance carriers in the third quarter of fiscal 2011.

▪	Proceeds from the sale of property, plant and equipment includes $9.1 million from the sale of farm land in Texas.

2010

▪	Dispositions included $14.2 million in proceeds from the sale of our interest in Farasia and $9.1 million in proceeds from the sale of RMH Foods, LLC, a subsidiary in the Pork segment.

▪	Capital expenditures were primarily related to the Restructuring Plan, the purchase of property and equipment previously leased and plant and hog farm improvement projects.

▪
The insurance proceeds represent the portion of total insurance proceeds received through the third quarter of fiscal 2010 attributable to the destruction of property, plant and equipment due to the fire that occured at our Patrick Cudahy facility.

2009

▪	We received $575.5 million for the sale of Smithfield Beef and $11.5 million for the sale of SBE. The proceeds were used to pay down the U.S. Credit Facility and other long-term debt.

▪	Capital expenditures primarily related to plant and hog farm improvement projects.

▪	We received dividends of $56.5 million from the liquidation of Cattleco.
Financing Activities

	Fiscal Years
	2011	2010	2009
	(in millions)
Proceeds from the issuance of long-term debt	$—	$840.4	$600.0
Net borrowings (repayments) on revolving credit facilities and notes payables	21.6	(491.6)	(962.5)
Principal payments on long-term debt and capital lease obligations	(944.5)	(333.3)	(356.6)
Net proceeds from the issuance of common stock and stock option exercises	1.2	296.9	122.3
Cash posted as collateral	(23.9)	—	—
Purchase of call options	—	—	(88.2)
Purchase of redeemable noncontrolling interest	—	(38.9)	—
Proceeds from the sale of warrants	—	—	36.7
Debt issuance costs and other	—	(64.6)	(25.2)
Net cash flows from financing activities	$(945.6)	$208.9	$(673.5)
The following items explain the significant financing activities for each of the past three fiscal years:
2011

▪	We repaid $16.2 million in outstanding notes payable and received $40.4 million from draws on credit facilities in the International segment.

▪
We repurchased a portion of our senior unsecured notes due August 2011 with a total face value of $522.2 million for $543.1 million through open market purchases as well as a tender offer that expired on December 1, 2010. Also, we paid $450.0 million to repurchase a portion of our senior unsecured notes due May 2013 and our senior secured notes due July 2014 with face values of $190.0 million and $200.9 million, respectively, as a result of a tender offer that expired on February 9, 2011.

▪	We repaid $30.1 million on outstanding loans in the International segment.

▪
We transferred $20.0 million of cash into a deposit account to serve as collateral for overdrafts on certain of our bank accounts in place of letters of credit previously used under our banking agreement and $3.9 million of cash to the counterparty of our interest rate swap contract to serve as collateral and replace letters of credit previously provided under the contract.

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

▪
In July 2009, we entered into a $200.0 million term loan due August 29, 2013 (the Rabobank Term Loan), which replaced our then existing $200.0 million term loan that was scheduled to mature in August 2011. In June 2011 (fiscal 2012), we refinanced the Rabobank Term Loan and extended its maturity to June 9, 2016. Under the new terms, we are obligated to repay $25.0 million on June 9, 2015. We may elect to prepay the loan at any time, subject to the payment of certain prepayment fees in respect of any voluntary prepayment prior to June 9, 2013 and other customary breakage costs.

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

Capitalization

	May 1, 2011	May 2, 2010
	(in millions)
10% senior secured notes, due July 2014, including unamortized discounts of $11.2 million and $20.6 million	$412.9	$604.4
10% senior secured notes, due July 2014, including unamortized premiums of $6.1 million and $7.8 million	231.1	232.8
7% senior unsecured notes, due August 2011, including unamortized premiums of $0.2 million and $2.3 million	78.0	602.3
7.75% senior unsecured notes, due July 2017	500.0	500.0
4% senior unsecured Convertible Notes, due June 2013, including unamortized discounts of $47.3 million and $65.9 million	352.7	334.1
7.75% senior unsecured notes, due May 2013	160.0	350.0
Floating rate senior secured term loan, due August 2013	200.0	200.0
Various, interest rates from 0% to 9%, due May 2011 through March 2017	160.0	139.4
Total debt	2,094.7	2,963.0
Current portion	(143.2)	(72.2)
Total long-term debt	$1,951.5	$2,890.8
Total shareholders’ equity	$3,545.5	$2,755.6
Interest Expense Spread
Although we had no borrowings outstanding on the ABL Credit Facility as of May 1, 2011, based on our credit ratings, the applicable interest expense spread would have been 4.25%. A one-level downgrade in our credit ratings by either applicable rating agency would not result in an increase in our interest expense spread.
Debt Covenants and the Incurrence Test
Our various debt agreements contain covenants that limit additional borrowings, acquisitions, dispositions, leasing of assets and payments of dividends to shareholders, among other restrictions.
Our senior unsecured and secured notes limit our ability to incur additional indebtedness, subject to certain exceptions, when our interest coverage ratio is, or after incurring additional indebtedness would be, less than 2.0 to 1.0 (the Incurrence Test). Beginning in the third quarter of fiscal 2009 and through the first quarter of fiscal 2011, we did not meet the Incurrence Test. The Incurrence Test is not a maintenance covenant and our failure to meet the Incurrence Test was not a default. We met the Incurrence Test in each of the final three quarters of fiscal 2011.

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
We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $87.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $58.0 million was outstanding as of May 1, 2011, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $12.4 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expire in February 2022.
Additional Matters Affecting Liquidity
Capital Projects
As of May 1, 2011, we had total estimated remaining capital expenditures of $136.8 million on approved projects, including approximately $40.1 million related to the Cost Savings Initiative.  These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities. Total capital expenditures are expected to remain below depreciation in fiscal 2012.
Group Pens
In January 2007 (fiscal 2007), we announced a voluntary, ten-year program to phase out individual gestation stalls at our sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $300.0 million. As previously disclosed, we announced the delay of capital expenditures for the program due to significant operating losses previously incurred by our Hog Production segment and that we no longer expected to complete the phase-out within ten years of the original announcement. In the third quarter of fiscal 2011, we restarted capital expenditures for the program. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. By the end of calendar year 2011, we expect that nearly 30 percent of company-owned sows will be in group housing facilities.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Derivative Financial Instruments” below. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During fiscal 2011, margin deposits posted by us ranged from $(50.6) million to $193.9 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with brokers during fiscal 2011 was $59.5 million. As of May 1, 2011, the net amount on deposit with brokers was $46.3 million.
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

Pension Plan Funding
Funding requirements for our pension plans are determined based on the funded status measured at the end of each year. The values of our pension obligation and related assets may fluctuate significantly, which may in turn lead to a larger underfunded status in our pension plans and a higher funding requirement. We contributed $95.1 million to our qualified pension plans in fiscal 2011. Our expected minimum funding requirement in fiscal 2012 is $61.8 million.
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
Share Repurchase Authorization
In June 2011 (fiscal 2012), we announced that our board of directors had approved a share repurchase program authorizing us to buy up to $150 million of our common stock over the next 24 months. Share repurchases would be funded from cash on hand. This authorization replaces our previous share repurchase program. Share repurchases may be made on the open market, or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, will depend on corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time.

Contractual Obligations and Commercial Commitments
The following table provides information about our contractual obligations and commercial commitments as of May 1, 2011.

	Payments Due By Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in millions)
Long-term debt	$2,094.7	$143.2	$778.6	$665.1	$507.8
Interest	599.8	157.3	271.3	113.0	58.2
Capital lease obligations, including interest	29.9	0.7	1.2	1.2	26.8
Operating leases	155.3	35.9	53.2	29.0	37.2
Capital expenditure commitments	25.3	25.3	—	—	—
Purchase obligations:
Hog procurement(1)	5,211.5	1,507.1	1,742.5	1,335.4	626.5
Contract hog growers(2)	1,413.9	431.9	350.8	245.3	385.9
Other(3)	568.1	471.7	79.6	14.4	2.4
Total	$10,098.5	$2,773.1	$3,277.2	$2,403.4	$1,644.8
——————————————

(1)
Through the Pork and International segments, we have purchase agreements with certain hog producers. Some of these arrangements obligate us to purchase all of the hogs produced by these producers. Other arrangements obligate us to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that we are obligated to purchase and the uncertainty of market prices at the time of hog purchases, we have estimated our obligations under these arrangements. Future payments were estimated using current live hog market prices, available futures contract prices and internal projections adjusted for historical quality premiums.

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

(3)
Includes fixed price forward grain purchase contracts totaling $74.3 million. Also includes unpriced forward grain purchase contracts which, if valued as of May 1, 2011 market prices, would be $266.5 million. These forward grain contracts are accounted for as normal purchases. As a result, they are not recorded in the balance sheet.

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

	May 1, 2011	May 2, 2010
	(in millions)
Grains	$75.0	$7.1
Livestock	(12.9)	(122.6)
Energy	0.9	(4.0)
Interest rates	(2.3)	(8.1)
Foreign currency	(1.4)	3.3
——————————————

(1)	Negative amounts represent net liabilities
Sensitivity Analysis
The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of May 1, 2011 and May 2, 2010.

	May 1, 2011	May 2, 2010
	(in millions)
Grains	$33.1	$48.8
Livestock	85.4	137.2
Energy	0.3	0.9
Interest rates	—	0.2
Foreign currency	11.0	0.5

Commodities Risk
Our meat processing and hog production operations use various raw materials, mainly corn, lean hogs, live cattle, pork bellies, soybeans and wheat, which are actively traded on commodity exchanges. We hedge these commodities when we determine conditions are appropriate to mitigate the inherent price risks. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. Commodities underlying our derivative instruments are subject to significant price fluctuations. Any requirement to mark-to-market the positions that have not been designated or do not qualify for hedge accounting could result in volatility in our results of operations. We attempt to closely match the hedging instrument terms with the hedged item’s terms. Gains and losses resulting from our commodity derivative contracts are recorded in cost of sales except for lean hog contracts that are designated in cash flow hedging relationships, which are recorded in sales, and are offset by increases and decreases in cash prices in our core business (with such increases and decreases also reflected in cost of sales). For example, in a period of rising grain prices, gains resulting from long grain derivative positions would generally be offset by higher cash prices paid to farmers and other suppliers in spot markets. However, under the “mark-to-market” method described above, these offsetting changes do not always occur in the same period, with lag times of as much as twelve months.
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
The following tables present the effects on our consolidated financial statements from our derivative instruments and related hedged items:

Cash Flow Hedges
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$232.9	$(4.0)	$(201.5)	$80.7	$(85.4)	$(112.5)	$1.9	$(7.2)	$(4.6)
Lean hog contracts	(82.8)	(22.8)	—	(44.5)	1.9	—	(1.0)	(0.5)	—
Interest rate contracts	(1.2)	(4.6)	(12.6)	(7.0)	(6.8)	(2.3)	—	—	—
Foreign exchange contracts	(4.1)	6.1	(37.5)	(2.6)	(8.0)	(21.7)	—	—	—
Total	$144.8	$(25.3)	$(251.6)	$26.6	$(98.3)	$(136.5)	$0.9	$(7.7)	$(4.6)

Fair Value Hedges
	Gain (Loss) Recognized in Earnings on Derivative			Gain (Loss) Recognized in Earnings on Related Hedged Item
	2011	2010	2009	2011	2010	2009
	(in millions)			(in millions)
Commodity contracts	$(4.2)	$(36.2)	$12.8	$5.4	$32.4	$(14.0)
Interest rate contracts	—	0.6	0.7	—	(0.6)	(0.7)
Foreign exchange contracts	—	3.4	—	—	(1.5)	—
Total	$(4.2)	$(32.2)	$13.5	$5.4	$30.3	$(14.7)

Mark-to-Market Method
	Fiscal Years
	2011	2010	2009
	(in millions)
Commodity contracts	$63.4	$(92.4)	$104.0
Interest rate contracts	—	—	2.3
Foreign exchange contracts	(9.0)	(11.1)	(3.1)
Total	$54.4	$(103.5)	$103.2

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

Contingent liabilities

We are subject to lawsuits, investigations and other claims related to the operation of our farms, labor, livestock procurement, securities, environmental, product, taxing authorities and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses and fees.

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

Recognition of the costs related to these programs contains uncertainties due to judgment required in estimating the potential performance and redemption of each program.These estimates are based on many factors, including experience of similar promotional programs.

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

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% increase in the estimates as of May 1, 2011, would result in an increase in the amount we recorded for our self-insurance liabilities of approximately $7.5 million.

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

We recorded impairment charges related to long-lived assets of $9.2 million, $48.1 million (including $6.5 million of goodwill) and $70.9 million in fiscal 2011, 2010 and 2009, respectively.

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

Impairment of goodwill and other non-amortized intangible assets

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

For our other non-amortized intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of our reporting units by applying valuation multiples and/or estimating future discounted cash flows.

The selection of multiples and cash flows is dependent upon assumptions regarding future levels of operating performance as well as business trends and prospects, and industry, market and economic conditions.

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

We experienced significant losses in our domestic hog production operations in fiscal 2009 and fiscal 2010 resulting primarily from record high grain prices. Our Hog Production segment returned to profitability in fiscal 2011. The fair value estimates of our Hog Production reporting units assume normalized operating margin assumptions based on long-term expectations and margins historically realized in the hog production industry.

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

As of May 1, 2011, we had $793.3 million of goodwill and $348.0 million of other non-amortized intangible assets. Our goodwill is included in the following segments:

• $216.1 million – Pork

• $157.2 million – International

• $420.0 million – Hog Production

As a result of the first step of the 2011 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. A hypothetical 10% decrease in the estimated fair value of our reporting units would not result in a material impairment.

Our fiscal 2011 other non-amortized intangible asset impairment analysis did not result in an impairment charge. A hypothetical 10% decrease in the estimated fair value of our intangible assets would not result in a material impairment.

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

We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. This analysis is performed in accordance with the applicable accounting guidance.

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

Pension Accounting

We provide the majority of our U.S. employees with pension benefits. We account for our pension plans in accordance with the applicable accounting guidance, which requires us to recognize the funded status of our pension plans in our consolidated balance sheets and to recognize, as a component of other comprehensive income (loss), the gains or losses and prior service costs or credits that arise during the period, but are not recognized in net periodic benefit cost.

We use an independent third-party actuary to assist in the determination of our pension obligation and related costs.

We generally contribute the minimum amount required under government regulations to our qualified pension plans. We funded $95.1 million, $62.6 million and $43.1 million to our qualified pension plans during fiscal 2011, 2010 and 2009, respectively. We expect to fund at least $61.8 million in fiscal 2012.

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

The following weighted average assumptions were used to determine our benefit obligation and net benefit cost for fiscal 2011:

• 6.00% – Discount rate to determine net benefit cost

• 5.85% – Discount rate to determine pension benefit obligation

• 8.00% – Expected return on plan assets

• 4.00% – Salary growth

If actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. For example, the discount rate used to measure our projected benefit obligation decreased from 8.25% as of May 3, 2009 to 6.00% as of May 2, 2010, which was the primary cause for an increased net pension cost of $82.0 million in fiscal 2011.

An additional 0.50% decrease in the discount rate used to measure our projected benefit obligation would have caused a decrease in funded status of $82.8 million as of May 1, 2011, and would result in additional net pension cost of $9.2 million in fiscal 2012.

A 0.50% decrease in expected return on plan assets would result in a $4.8 million increase in net pension cost in fiscal 2012.

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
FORWARD-LOOKING INFORMATION
This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations, our ability to effectively restructure portions of our operations and achieve cost savings from such restructurings and uncertainties described under “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Smithfield Foods, Inc.
We have audited Smithfield Foods, Inc. and subsidiaries' internal control over financial reporting as of May 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smithfield Foods, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Smithfield Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 1, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of May 1, 2011 and May 2, 2010, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 1, 2011 of Smithfield Foods, Inc. and subsidiaries and our report dated June 17, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Richmond, Virginia
June 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Smithfield Foods, Inc.
We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of May 1, 2011 and May 2, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithfield Foods, Inc. and subsidiaries at May 1, 2011 and May 2, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Smithfield Foods, Inc. and subsidiaries' internal control over financial reporting as of May 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 17, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Richmond, Virginia
June 17, 2011

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Fiscal Years
	2011	2010	2009
Sales	$12,202.7	$11,202.6	$12,487.7
Cost of sales	10,488.6	10,472.5	11,863.1
Gross profit	1,714.1	730.1	624.6
Selling, general and administrative expenses	789.8	705.9	798.4
Gain on fire insurance recovery	(120.6)	—	—
Equity in (income) loss of affiliates	(50.1)	(38.6)	50.1
Operating profit (loss)	1,095.0	62.8	(223.9)
Interest expense	245.4	266.4	221.8
Other loss (income)	92.5	11.0	(63.5)
Income (loss) from continuing operations before income taxes	757.1	(214.6)	(382.2)
Income tax expense (benefit)	236.1	(113.2)	(131.3)
Income (loss) from continuing operations	521.0	(101.4)	(250.9)
Income from discontinued operations, net of tax	—	—	52.5
Net income (loss)	$521.0	$(101.4)	$(198.4)

Net income (loss) per share:
Basic:
Continuing operations	$3.14	$(.65)	$(1.78)
Discontinued operations	—	—	.37
Net income (loss) per basic common share	$3.14	$(.65)	$(1.41)

Diluted:
Continuing operations	$3.12	$(.65)	$(1.78)
Discontinued operations	—	—	.37
Net income (loss) per diluted common share	$3.12	$(.65)	$(1.41)

Weighted average shares outstanding:
Basic	166.0	157.1	141.1
Effect of dilutive shares	1.2	—	—
Diluted	167.2	157.1	141.1

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	May 1, 2011	May 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$374.7	$451.2
Accounts receivable, net	709.6	621.5
Inventories	2,019.9	1,860.0
Prepaid expenses and other current assets	233.7	387.6
Total current assets	3,337.9	3,320.3

Property, plant and equipment, net	2,309.1	2,358.7
Goodwill	793.3	822.9
Investments	582.5	625.0
Intangible assets, net	386.6	389.6
Other assets	202.4	192.4
Total assets	$7,611.8	$7,708.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$16.9
Current portion of long-term debt and capital lease obligations	143.7	72.8
Accounts payable	434.4	383.8
Accrued expenses and other current liabilities	649.8	718.4
Total current liabilities	1,227.9	1,191.9

Long-term debt and capital lease obligations	1,978.6	2,918.4
Net long-term pension liability	369.6	482.5
Other liabilities	487.1	355.9

Redeemable noncontrolling interests	2.0	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 500,000,000 authorized shares; 166,080,231 and 165,995,732 issued and outstanding	83.0	83.0
Additional paid-in capital	1,638.7	1,626.9
Stock held in trust	(66.7)	(65.5)
Retained earnings	2,059.7	1,538.7
Accumulated other comprehensive loss	(169.2)	(427.5)
Total shareholders’ equity	3,545.5	2,755.6
Noncontrolling interests	1.1	2.6
Total equity	3,546.6	2,758.2
Total liabilities and equity	$7,611.8	$7,708.9

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Years
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$521.0	$(101.4)	$(198.4)
Adjustments to reconcile net cash flows from operating activities:
Income from discontinued operations, net of tax	—	—	(52.5)
Equity in (income) loss of affiliates	(50.1)	(38.6)	50.1
Depreciation and amortization	231.9	242.3	270.5
Gain on fire insurance recovery	(120.6)	—	—
Deferred income taxes	158.2	35.3	(98.6)
Impairment of assets	9.2	51.3	81.8
(Gain) loss on sale of property, plant and equipment, including breeding stock	(53.0)	22.7	8.0
Pension expense	82.0	67.3	30.8
Gain on sale of investments	—	(4.5)	(58.0)
Pension contributions	(128.5)	(73.9)	(53.9)
Changes in operating assets and liabilities and other, net:
Accounts receivable	(63.8)	(12.6)	53.9
Inventories	(178.4)	46.5	225.6
Prepaid expenses and other current assets	132.2	(209.6)	(66.5)
Accounts payable	36.6	(12.6)	(91.7)
Accrued expenses and other current liabilities	(72.6)	160.3	13.1
Other	112.3	85.7	155.7
Net cash flows from operating activities	616.4	258.2	269.9

Cash flows from investing activities:
Capital expenditures	(176.8)	(174.7)	(179.3)
Dispositions, including Butterball, LLC	261.5	23.3	587.0
Insurance proceeds	120.6	9.9	—
Net disposals (additions) of breeding stock	26.2	(8.0)	4.8
Proceeds from sale of property, plant and equipment	22.8	11.7	21.4
Dividends received	—	5.3	56.5
Investments in partnerships	—	(1.3)	(31.7)
Business acquisitions, net of cash acquired	—	—	(17.4)
Net cash flows from investing activities	254.3	(133.8)	441.3

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	840.4	600.0
Net borrowings (repayments) on revolving credit facilities and notes payables	21.6	(491.6)	(962.5)
Principal payments on long-term debt and capital lease obligations	(944.5)	(333.3)	(356.6)
Net proceeds from the issuance of common stock and stock option exercises	1.2	296.9	122.3
Cash posted as collateral	(23.9)	—	—
Purchase of call options	—	—	(88.2)
Purchase of redeemable noncontrolling interest	—	(38.9)	—
Proceeds from the sale of warrants	—	—	36.7
Debt issuance costs and other	—	(64.6)	(25.2)
Net cash flows from financing activities	(945.6)	208.9	(673.5)

Cash flows from discontinued operations:
Net cash flows from operating activities	—	—	34.7
Net cash flows from investing activities	—	—	(7.0)
Net cash flows from financing activities	—	—	(0.8)
Net cash flows from discontinued operations activities	—	—	26.9

Effect of foreign exchange rate changes on cash	(1.6)	(1.1)	(2.9)
Net change in cash and cash equivalents	(76.5)	332.2	61.7
Cash and cash equivalents at beginning of period	451.2	119.0	57.3
Cash and cash equivalents at end of period	$374.7	$451.2	$119.0

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Fiscal Years
	2011	2010	2009
Common stock (shares):
Balance, beginning of year	166.0	143.6	134.4
Common stock issued	—	22.2	9.2
Exercise of stock options	0.1	0.2	—
Balance, end of year	166.1	166.0	143.6

Common stock (amount):
Balance, beginning of year	$83.0	$71.8	$67.2
Common stock issued	—	11.1	4.6
Exercise of stock options	—	0.1	—
Balance, end of year	83.0	83.0	71.8

Additional paid-in capital
Balance, beginning of year	1,626.9	1,353.8	1,130.2
Common stock issued	—	283.7	177.7
Exercise of stock options	1.2	2.0	0.2
Stock compensation expense	11.3	6.6	3.8
Adjustment for redeemable noncontrolling interest	—	(19.4)	—
Sale of warrants	—	—	36.7
Purchase of call options	—	—	(53.9)
Adoption of new accounting guidance on convertible debt	—	—	59.1
Other	(0.7)	0.2	—
Balance, end of year	1,638.7	1,626.9	1,353.8

Stock held in trust:
Balance, beginning of year	(65.5)	(64.8)	(53.1)
Purchase of stock for trust	(1.2)	(0.7)	(0.6)
Purchase of stock for supplemental employee retirement plan	—	—	(11.1)
Balance, end of year	(66.7)	(65.5)	(64.8)

Retained earnings:
Balance, beginning of year	1,538.7	1,640.1	1,838.5
Net income (loss)	521.0	(101.4)	(198.4)
Balance, end of year	2,059.7	1,538.7	1,640.1

Accumulated other comprehensive income (loss):
Balance, beginning of year	(427.5)	(388.5)	65.4
Hedge accounting	72.6	52.6	(72.0)
Pension accounting	62.6	(96.5)	(121.9)
Foreign currency translation	123.1	4.9	(260.0)
Balance, end of year	(169.2)	(427.5)	(388.5)

Total shareholders' equity	3,545.5	2,755.6	2,612.4

Noncontrolling interests:
Balance, beginning of year	2.6	4.1	5.6
Net income (loss) attributable to noncontrolling interests	(1.9)	0.1	(0.7)
Distributions to noncontrolling interests	—	(1.6)	—
Change in ownership of noncontrolling interests	—	—	(0.8)
Other	0.4	—	—
Balance, end of year	1.1	2.6	4.1

Total equity	$3,546.6	$2,758.2	$2,616.5

Comprehensive income (loss):
Net income (loss)	$521.0	$(101.4)	$(198.4)
Other comprehensive income (loss), net of tax	258.3	(39.0)	(453.9)
Total comprehensive income (loss)	$779.3	$(140.4)	$(652.3)

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unless otherwise stated, amounts presented in these notes to our consolidated financial statements are based on continuing operations for all fiscal periods included. Certain prior year amounts have been reclassified to conform to current year presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as all majority-owned subsidiaries and other entities for which we have a controlling interest. Entities that are 50% owned or less are accounted for under the equity method when we have the ability to exercise significant influence. We use the cost method of accounting for investments in which our ability to exercise significant influence is limited. All intercompany transactions and accounts have been eliminated. The results of operations include our proportionate share of the results of operations of entities acquired from the date of each acquisition for purchase business combinations. Consolidating the results of operations and financial position of variable interest entities for which we are the primary beneficiary does not have a material effect on sales, net income (loss), or net income (loss) per diluted share, or on our financial position for the fiscal periods presented.
Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows in foreign currencies are translated into U.S. dollars using the average exchange rate over the course of the fiscal year. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses as incurred. We recorded net losses on foreign currency transactions of $0.4 million in fiscal 2011, net gains on foreign currency transactions of $3.7 million in fiscal 2010 and net losses on foreign currency transactions of $25.6 million in fiscal 2009.
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
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which require us to make estimates and use assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest April 30. Fiscal 2011 and fiscal 2010 consisted of 52 weeks. Fiscal 2009 consisted of 53 weeks.
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The majority of our cash is concentrated in demand deposit accounts or money market funds. The carrying value of cash equivalents approximates market value.
In fiscal 2011, we transferred $20.0 million of cash into a deposit account to serve as collateral for banking services provided by our cash management service provider under a banking agreement. We also transferred a total of $27.2 million and $3.9 million of cash to our workers compensation service providers and the counterparty of an interest rate swap contract, respectively. The cash generally replaced letters of credit previously held as collateral for these arrangements. We have reclassified the $20.0 million of cash on deposit to prepaid expenses and other current assets and the remaining $31.1 million to other assets on the consolidated balance sheet as of May 1, 2011.

Accounts Receivable
Accounts receivable are recorded net of the allowance for doubtful accounts. We regularly evaluate the collectibility of our accounts receivable based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer and historical experience. Based on our evaluation, we record reserves to reduce the related receivables to amounts we reasonably believe are collectible. Our reserve for uncollectible accounts receivable was $9.2 million and $8.1 million as of May 1, 2011 and May 2, 2010, respectively.
Inventories
Inventories consist of the following:

	May 1, 2011	May 2, 2010
	(in millions)
Live hogs	$942.8	$853.5
Fresh and packaged meats	875.5	786.0
Grains	89.8	66.9
Manufacturing supplies	60.0	70.5
Other	51.8	83.1
Total inventories	$2,019.9	$1,860.0
Live hogs are generally valued at the lower of first-in, first-out cost or market, adjusted for changes in the fair value of live hogs that are hedged. Costs include purchase costs, feed, medications, contract grower fees and other production expenses. Fresh meat is valued at USDA and other market prices and adjusted for the cost of further processing. Packaged meats are valued at the lower of cost or market. Costs for packaged products include meat, labor, supplies and overhead. Average costing is primarily utilized to account for fresh and packaged meats and grains. Manufacturing supplies are principally ingredients and packaging materials.
In fiscal 2009, prior to the sale of Smithfield Beef, we recorded after-tax charges of approximately $36 million in income from discontinued operations on the write-down of cattle inventories due to a decline in live cattle market prices. Refer to Note 3—Impairment and Disposal of Long-lived Assets for further discussion of our sale of Smithfield Beef. Also, in fiscal 2009, we recorded pre-tax charges totaling $4.3 million in income (loss) from continuing operations in the Other segment for the write-down of cattle inventories due to a decline in live cattle market prices. Additionally, we incurred inventory write-downs and other associated costs in the Pork segment totaling approximately $7 million in fiscal 2009.
Derivative Financial Instruments and Hedging Activities
See Note 6—Derivative Financial Instruments for our policy.
Property, Plant and Equipment, Net
Property, plant and equipment is generally stated at historical cost, which includes the then fair values of assets acquired in business combinations, and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are classified in property, plant and equipment, net and amortized over the lease term. The amortization of assets held under capital leases is included in depreciation expense. The cost of assets held under capital leases was $37.4 million and $35.0 million at May 1, 2011 and May 2, 2010, respectively. The assets held under capital leases had accumulated amortization of $3.7 million and $1.4 million at May 1, 2011 and May 2, 2010, respectively. Depreciation expense is included in either cost of sales or selling, general and administrative expenses, as appropriate. Depreciation expense totaled $227.4 million, $236.9 million and $264.0 million in fiscal 2011, 2010 and 2009, respectively.
Interest is capitalized on property, plant and equipment over the construction period. Total interest capitalized was $1.6 million, $2.8 million and $2.0 million in fiscal 2011, 2010 and 2009, respectively.

Property, plant and equipment, net, consists of the following:

	Useful Life	May 1, 2011	May 2, 2010
	(in Years)	(in millions)
Land and improvements	0-20	$271.7	$300.1
Buildings and improvements	20-40	1,720.8	1,681.2
Machinery and equipment	5-25	1,710.2	1,639.7
Breeding stock	2	159.3	151.5
Computer hardware and software	3-5	136.3	112.0
Other	3-10	54.8	56.6
Construction in progress		133.6	97.4
		4,186.7	4,038.5
Accumulated depreciation		(1,877.6)	(1,679.8)
Property, plant and equipment, net		$2,309.1	$2,358.7

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows.
Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or sooner if impairment indicators arise. Goodwill is tested for impairment using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is estimated by applying valuation multiples and/or estimating future discounted cash flows. The selection of multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends and prospects, and industry, market and economic conditions. When estimating future discounted cash flows, we consider the assumptions that hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on an industry-wide average cost of capital or location-specific economic factors. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.
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
The carrying amount of goodwill includes cumulative impairment losses of $6.0 million as of May 1, 2011 and May 2, 2010.

Intangible assets consist of the following:

	Useful Life	May 1, 2011	May 2, 2010
	(in Years)	(in millions)
Amortized intangible assets:
Customer relations assets	15-16	$13.3	$13.3
Patents, rights and leasehold interests	5-25	11.8	12.7
Contractual relationships	22	33.1	33.1
Accumulated amortization		(19.6)	(17.4)
Amortized intangible assets, net		38.6	41.7
Non-amortized intangible assets:
Trademarks	Indefinite	341.9	341.6
Permits	Indefinite	6.1	6.3
Intangible assets, net		$386.6	$389.6
The fair values of trademarks are calculated using a royalty rate method. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are licensed in the marketplace. If the carrying value of our indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets with finite lives are reviewed for recoverability when indicators of impairment are present using estimated future undiscounted cash flows related to those assets. We have determined that no impairments of our intangible assets existed for any of the periods presented.
Amortization expense for intangible assets was $3.2 million, $3.1 million and $2.9 million in fiscal 2011, 2010 and 2009, respectively. As of May 1, 2011, the estimated amortization expense associated with our intangible assets for each of the next five fiscal years is expected to be $2.7 million.
Debt Issuance Costs, Premiums and Discounts
Debt issuance costs, premiums and discounts are amortized into interest expense over the terms of the related loan agreements using the effective interest method or other methods which approximate the effective interest method.
Investments
We record our share of earnings and losses from our equity method investments in equity in (income) loss of affiliates. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated financial statements. We consider whether the fair values of any of our equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If we consider any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then a write-down of the investment would be recorded to its estimated fair value. We have determined that no write-down was necessary for all periods presented. See Note 7—Investments for further discussion.
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

We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. We accrue interest and penalties related to unrecognized tax benefits as other liabilities and recognize the related expense as income tax expense.
Pension Accounting
We recognize the funded status of our benefit plans in the consolidated balance sheets. We also recognize as a component of accumulated other comprehensive loss, the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts are adjusted out of accumulated other comprehensive loss as they are subsequently recognized as components of net periodic benefit cost.
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
Contingent Liabilities

We are subject to lawsuits, investigations and other claims related to the operation of our farms, labor, livestock procurement, securities, environmental, product, taxing authorities and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses and fees.

A determination of the amount of accruals and disclosures required, if any, for these contingencies is made after considerable analysis of each individual issue. We accrue for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated. We disclose contingent liabilities when the risk of loss is reasonably possible or probable.
Our contingent liabilities contain uncertainties because the eventual outcome will result from future events. Our determination of accruals and any reasonably possible losses in excess of those accruals require estimates and judgments related to future changes in facts and circumstances, interpretations of the law, the amount of damages or fees, and the effectiveness of strategies or other factors beyond our control. If actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.
Revenue Recognition
We recognize revenues from product sales upon delivery to customers or when title passes. Revenue is recorded at the invoice price for each product net of estimated returns and sales incentives provided to customers. Sales incentives include various rebate and trade allowance programs with our customers, primarily discounts and rebates based on achievement of specified volume or growth in volume levels.
Advertising and Promotional Costs
Advertising and promotional costs are expensed as incurred except for certain production costs, which are expensed upon the first airing of the advertisement. Promotional sponsorship costs are expensed as the promotional events occur. Advertising costs totaled $102.5 million, $111.3 million and $119.6 million in fiscal 2011, 2010 and 2009, respectively, and were included in selling, general and administrative expenses.
Shipping and Handling Costs
Shipping and handling costs are reported as a component of cost of sales.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $47.0 million, $38.8 million and $52.6 million in fiscal 2011, 2010 and 2009, respectively.
Net Income (Loss) per Share
We present dual computations of net income (loss) per share. The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options, during the period.
NOTE 2:    NEW ACCOUNTING GUIDANCE
In June 2009 and December 2009, the FASB issued guidance requiring an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing assessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance was effective for fiscal years beginning after November 15, 2009. We adopted the new guidance in the first quarter of fiscal 2011 and determined that it had no impact on our consolidated financial statements.
NOTE 3:    IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS
Hog Farms
Texas
In the first quarter of fiscal 2010, we ceased hog production operations and closed the farms related to our Dalhart, Texas operation. In connection with this event, we recorded an impairment charge of $23.6 million to write-down the assets to their estimated fair value of $20.9 million. The estimate of fair value was based on our assessment of the facts and circumstances at the time of the write-down, which indicated that the highest and best use of the assets by a market participant was for crop farming. The estimated fair value was determined using the initial valuation of the property in connection with our acquisition of the farms, relevant market data based on recent transactions for similar real property and third party estimates. In connection with our evaluation, we had determined that these assets did not meet the criteria to be classified as held for sale due to the uncertainty that a sale would ultimately occur and be completed within a twelve-month period. We subsequently reevaluated these assets for appropriate classification each quarter.
In January 2011 (fiscal 2011), we sold land included in our Dalhart, Texas operations to a crop farmer for net proceeds of $9.1 million and recognized a loss on the sale of $1.8 million in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. Also, in January 2011 (fiscal 2011), we received a non-binding letter of intent from a prospective buyer for the purchase of our remaining Dalhart, Texas assets. The prospective buyer had indicated that it intended to utilize the farms for hog production after reconfiguring the assets to meet their specific business purposes. In April 2011 (fiscal 2011), we completed the sale of the remaining Dalhart, Texas assets and received net proceeds of $32.5 million. As a result of the sale, we recognized a gain of $13.6 million in selling, general and administrative expenses in our Hog Production segment in the fourth quarter of fiscal 2011, after allocating $8.5 million in goodwill to the asset group. Goodwill was allocated to this business based on its fair value relative to the estimated fair value of our domestic hog production reporting unit. The operating results and cash flows from these asset groups were not considered material for separate disclosure.
Oklahoma and Iowa
In January 2011 (fiscal 2011), we completed the sale of certain hog production assets located in Oklahoma and Iowa. As a result of these sales, we received total net proceeds of $70.4 million and recognized gains totaling $6.9 million, after allocating $17.0 million of goodwill to these asset groups. Goodwill was allocated to this business based on its fair value relative to the estimated fair value of our domestic hog production reporting unit. The gains were recorded in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. The operating results and cash flows from these asset groups were not considered material for separate disclosure.

Missouri
In the first quarter of fiscal 2010, we entered into negotiations to sell certain hog farms located in Missouri, which we believed would result in a completed sale within the subsequent twelve month period. We recorded total impairment charges of $10.5 million, including a $6.0 million allocation of goodwill, in the first quarter of fiscal 2010 to write-down the hog farm assets to their estimated fair value. The impairment charges were recorded in cost of sales in the Hog Production segment. We determined the fair value of the assets by probability-weighting an estimated range of sales proceeds based on price negotiations between us and the prospective buyer, which included consideration of recent market multiples. We allocated goodwill to the asset disposal group based on its estimated fair value relative to the estimated fair value of our domestic hog production reporting unit.
Based on our evaluation in the first quarter of fiscal 2010, we classified these properties, which consisted primarily of property, plant and equipment, as held for sale as of August 2, 2009 and November 1, 2009. However, in the quarter ended January 31, 2010, negotiations for the sale of these properties stalled indefinitely as we were unwilling to meet certain demands of the prospective buyer. At that time, we concluded it was no longer probable that a sale of these properties would occur and be completed within one year. As a result, we reclassified these properties as held and used as of January 31, 2010 and determined that no adjustment to the carrying amount was necessary. These properties continue to be classified as held and used in the consolidated balance sheets as of May 1, 2011 and May 2, 2010.
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
In September 2010 (fiscal 2011), we were notified of our joint venture partner’s decision to purchase our 49% interest in Butterball and our related turkey production assets. In December 2010 (fiscal 2011), we completed the sale of these assets for $167.0 million and recognized a gain of $0.2 million. The gain was calculated as the cash selling price, net of costs to sell, less the carrying amount of the asset disposal group. The operating results and cash flows from our turkey operations were not considered material for separate disclosure.
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
As a result of the planned closure, we recorded charges of $13.1 million in the third quarter of fiscal 2010. These charges consisted of $3.6 million for the write-down of long-lived assets, $2.5 million of unusable inventories and $7.0 million for estimated severance benefits pursuant to contractual and ongoing benefit arrangements. Substantially all of these charges were recorded in cost of sales in the Pork segment. There were no significant charges associated with this plant closure in fiscal 2011 and we do not expect any significant future charges.
RMH Foods, LLC (RMH)
In October 2009 (fiscal 2010), we entered into an agreement to sell substantially all of the assets of RMH, a subsidiary within the Pork segment. As a result of this sale, we recorded pre-tax charges totaling $3.5 million, including $0.5 million of goodwill impairment, in cost of sales in the Pork segment in the second quarter of fiscal 2010 to write-down the assets of RMH to their fair values. In December 2009 (fiscal 2010), we completed the sale of RMH for $9.1 million, plus $1.4 million of liabilities assumed by the buyer.

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
Sales, interest expense and net income of Smithfield Beef for fiscal 2009 were $1.7 billion, $17.3 million and $0.9 million, respectively. Interest expense is allocated to discontinued operations based on specific borrowings by the discontinued operations. These results are reported in income from discontinued operations.
Smithfield Bioenergy, LLC (SBE)
In April 2007 (fiscal 2007), we decided to exit the alternative fuels business and dispose of substantially all of the assets of SBE. In February 2008 (fiscal 2008), we signed a definitive agreement to sell substantially all of SBE’s assets, and in May 2008 (fiscal 2009), we completed the sale for $11.5 million.
Sales, interest expense and net loss of SBE for fiscal 2009 were $3.8 million, $1.3 million and $2.7 million, respectively. These results are reported in income from discontinued operations.
NOTE 4:    PORK RESTRUCTURING
In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).  This restructuring was intended to make us more competitive by improving operating efficiencies and increasing plant utilization. The Restructuring Plan included the following primary initiatives:

▪	the closing of the following six plants, with the transfer of production to more efficient facilities:

▪	The Smithfield Packing Company, Incorporated’s (Smithfield Packing) Smithfield South plant in Smithfield, Virginia;

▪	Smithfield Packing’s Plant City, Florida plant;

▪	Smithfield Packing’s Elon, North Carolina plant;

▪	John Morrell & Co’s (John Morrell) Great Bend, Kansas plant;

▪	Farmland Foods, Inc.’s (Farmland Foods) New Riegel, Ohio plant; and

▪	Armour-Eckrich’s Hastings, Nebraska plant;

▪	a reduction in the number of operating companies in the Pork segment from seven to three;

▪	the merger of the fresh pork sales forces of the John Morrell and Farmland Foods business units; and

▪	the consolidation of the international sales organizations of our U.S. operating companies into one group that is responsible for exports.
We completed the Restructuring Plan in the first half of fiscal 2011 with cumulative pre-tax restructuring and impairment charges of approximately $105.5 million. We recorded $17.3 million of these charges in fiscal 2010 and $88.2 million in fiscal 2009. Of these amounts, $4.7 million and $5.9 million were recorded in selling, general and administrative expenses in fiscal 2010 and fiscal 2009, respectively, with the remainder recorded in cost of sales. Total impairment charges were $74.7 million, including $0.5 million in fiscal 2010 and $74.2 million in fiscal 2009. Other restructuring charges consisted of employee severance and related benefits, plant consolidation expenses and plant wind-down expenses. There were no material charges incurred in fiscal 2011. All charges were recorded in the Pork segment.
NOTE 5:    HOG PRODUCTION COST SAVINGS INITIATIVE
In the fourth quarter of fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations (the Cost Savings Initiative). The plan includes a number of undertakings designed to improve operating efficiencies and productivity. These consist of farm reconfigurations and conversions, termination of certain high cost, third party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities. Certain of these activities are expected to occur over the next two years in order to allow for the successful transformation of farms while minimizing disruption of supply.
The following table summarizes the balance of accrued expenses, the cumulative expenses incurred to date and the expected remaining expenses to be incurred related to the Cost Savings Initiative by major type of cost. All of the charges presented have been recorded in cost of sales in the Hog Production segment.

	Accrued Balance May 2, 2010	Fiscal 2011 Expense	Payments	Accrued Balance May 1, 2011	Cumulative Expense-to-Date	Estimated Remaining Expense
	(in millions)
Cost savings activities:
Contract terminations	$1.8	$19.4	$(20.4)	$0.8	$22.2	$3.4
Other associated costs	—	6.9	(5.3)	1.6	6.9	2.5
Total cost savings activities	$1.8	26.3	$(25.7)	$2.4	29.1	5.9
Other charges:
Accelerated depreciation		1.7			5.5	0.4
Impairment		—			2.5	—
Total other charges		1.7			8.0	0.4
Total cost savings activities and other charges		$28.0			$37.1	$6.3
In addition to the charges presented in the table above, we anticipate capital expenditures totaling approximately $86 million, of which we have spent $46.3 million through May 1, 2011.
NOTE 6:    DERIVATIVE FINANCIAL INSTRUMENTS
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
We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of May 1, 2011, prepaid expenses and other current assets included $46.4 million representing cash on deposit with brokers to cover losses on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. We have reviewed our derivative contracts and have determined that they do not contain credit contingent features which would require us to post additional collateral if we did not maintain a credit rating equivalent to what was in place at the time the contracts were entered into.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit risk to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of May 1, 2011, we had credit exposure of $37.9 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, our credit exposure was reduced to $35.1 million. No significant concentrations of credit risk existed as of May 1, 2011.
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

	Assets		Liabilities
	May 1, 2011	May 2, 2010	May 1, 2011	May 2, 2010
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$46.2	$11.5	$4.8	$3.4
Livestock contracts	22.9	—	29.5	40.8
Interest rate contracts	—	—	2.3	8.1
Foreign exchange contracts	0.2	3.0	—	—
Total	69.3	14.5	36.6	52.3
Derivatives using the "mark-to-market" method:
Grain contracts	38.3	5.5	4.7	6.5
Livestock contracts	1.7	5.8	8.0	87.6
Energy contracts	1.0	—	0.1	4.0
Foreign exchange contracts	0.3	0.5	1.9	0.2
Total	41.3	11.8	14.7	98.3
Total fair value of derivative instruments	$110.6	$26.3	$51.3	$150.6

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
During fiscal 2011, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	20,447,900	54,885,000	Bushels
Soybean meal	145,700	516,000	Tons
Lean Hogs	182,640,000	1,008,880,000	Pounds
Interest rate	200,000,000	200,000,000	U.S. Dollars
Foreign currency (1)	8,951,592	89,021,606	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
When cash flow hedge accounting is applied, derivative gains or losses are recognized as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for grain contracts, sales for lean hog contracts, interest expense for interest rate contracts and selling, general and administrative expenses for foreign exchange contracts. Gains and losses on derivatives designed to hedge price risk associated with fresh pork sales are recorded in the Hog Production segment.
The following table presents the effects on our consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal years indicated:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$232.9	$(4.0)	$(201.5)	$80.7	$(85.4)	$(112.5)	$1.9	$(7.2)	$(4.6)
Lean hog contracts	(82.8)	(22.8)	—	(44.5)	1.9	—	(1.0)	(0.5)	—
Interest rate contracts	(1.2)	(4.6)	(12.6)	(7.0)	(6.8)	(2.3)	—	—	—
Foreign exchange contracts	(4.1)	6.1	(37.5)	(2.6)	(8.0)	(21.7)	—	—	—
Total	$144.8	$(25.3)	$(251.6)	$26.6	$(98.3)	$(136.5)	$0.9	$(7.7)	$(4.6)
For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial. During fiscal 2011, we discontinued cash flow hedge accounting on a number of grain contracts associated with our hog farm operation in Oklahoma, which was sold in January 2011 (fiscal 2011), because it was probable that the original forecasted transactions were no longer expected to occur. The impact of these contracts on our results of operations was immaterial.

As of May 1, 2011, there were deferred net gains of $48.1 million, net of tax of $31.0 million, in accumulated other comprehensive loss. We expect to reclassify $54.9 million ($33.5 million net of tax) of the deferred net gains on closed commodity contracts into earnings in fiscal 2012. We are unable to estimate the gains or losses to be reclassified into earnings in fiscal 2012 related to open contracts as their values are subject to change.
Fair Value Hedges
We enter into derivative instruments (primarily futures contracts) that are designed to hedge changes in the fair value of live hog inventories and firm commitments to buy grains. We also enter into interest rate swaps to manage interest rate risk associated with our fixed rate borrowings. When fair value hedge accounting is applied, derivative gains and losses are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The gains or losses on the derivative instruments and the offsetting losses or gains on the related hedged items are recorded in cost of sales for commodity contracts, interest expense for interest rate contracts and selling, general and administrative expenses for foreign exchange contracts.
During fiscal 2011, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	37,560,000	431,440,000	Pounds
Corn	2,495,000	11,400,000	Bushels
The following table presents the effects on our consolidated statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal years indicated:

	Gain (Loss) Recognized in Earnings on Derivative			Gain (Loss) Recognized in Earnings on Related Hedged Item
	2011	2010	2009	2011	2010	2009
	(in millions)			(in millions)
Commodity contracts	$(4.2)	$(36.2)	$12.8	$5.4	$32.4	$(14.0)
Interest rate contracts	—	0.6	0.7	—	(0.6)	(0.7)
Foreign exchange contracts	—	3.4	—	—	(1.5)	—
Total	$(4.2)	$(32.2)	$13.5	$5.4	$30.3	$(14.7)

We recognized losses of $24.9 million and $3.1 million for fiscal 2011 and fiscal 2010, respectively, and gains of $5.5 million for fiscal 2009 on closed commodity derivative contracts as the underlying cash transactions affected earnings.
For fair value hedges of hog inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in a gain of $0.2 million in fiscal 2011 and a loss of $4.4 million in fiscal 2010. There were no fair value hedges of hog inventory in fiscal 2009.
Mark-to-Market Method
Derivative instruments that are not designated as a hedge, have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting, are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings. Under the mark-to-market method, gains and losses are recorded in cost of sales for commodity contracts, and selling, general and administrative expenses for interest rate contracts and foreign currency contracts.

During fiscal 2011, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	81,440,000	1,011,960,000	Pounds
Corn	10,000	45,643,300	Bushels
Soybean meal	12,050	335,834	Tons
Soybeans	115,000	890,000	Bushels
Wheat	—	3,415,000	Bushels
Live cattle	—	1,400,000	Pounds
Pork bellies	—	2,040,000	Pounds
Natural gas	2,040,000	3,780,000	Million BTU
Foreign currency (1)	48,660,934	143,743,810	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains (losses) recognized in the consolidated statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal years indicated:

	Fiscal Years
	2011	2010	2009
	(in millions)
Commodity contracts	$63.4	$(92.4)	$104.0
Interest rate contracts	—	—	2.3
Foreign exchange contracts	(9.0)	(11.1)	(3.1)
Total	$54.4	$(103.5)	$103.2
The table above reflects gains and losses from both open and closed contracts including, among other things, gains and losses related to contracts designed to hedge price movements that occur entirely within a fiscal year The table includes amounts for both realized and unrealized gains and losses. The table is not, therefore, a simple representation of unrealized gains and losses recognized in the income statement during any period presented.

NOTE 7:    INVESTMENTS
Investments consist of the following:

Equity Investment	Segment	% Owned	May 1, 2011	May 2, 2010
			(in millions)
Campofrío Food Group (CFG)	International	37%	$445.1	$417.3
Mexican joint ventures	International	50%	110.2	75.1
Butterball (1)	Other	—	—	99.8
All other equity method investments	Various	Various	27.2	32.8
Total investments			$582.5	$625.0
——————————————

(1)	In the third quarter of fiscal 2011, we completed the sale of Butterball. See Note 3—Impairment and Disposal of Long-lived Assets for further discussion.
Equity in (income) loss of affiliates consists of the following:

		Fiscal Years
Equity Investment	Segment	2011	2010	2009
		(in millions)
CFG (1)	International	$(17.0)	$(4.5)	$5.6
Mexican joint ventures	International	(29.6)	(13.2)	9.8
Butterball (2)	Other	(1.3)	(18.8)	19.5
Cattleco, LLC (Cattleco) (3)	Other	—	—	15.1
All other equity method investments	Various	(2.2)	(2.1)	0.1
Equity in (income) loss of affiliates		$(50.1)	$(38.6)	$50.1
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

(2)	In the third quarter of fiscal 2011, we completed the sale of Butterball. See Note 3—Impairment and Disposal of Long-lived Assets for further discussion.

(3)
In fiscal 2009, in conjunction with the sale of Smithfield Beef, we formed a 50/50 joint venture with CGC, named Cattleco, to sell the remaining live cattle from Five Rivers that were not sold to JBS. All of the remaining live cattle were sold before the end of fiscal 2009 at market-based prices. See Note 3—Impairment and Disposal of Long-lived Assets for further discussion.

The combined summarized financial information for CFG consists of the following:

	Fiscal Years
	2011	2010	2009
	(in millions)
Income statement information:
Sales	$2,433.3	$2,593.8	$2,627.9
Gross profit	423.0	559.6	537.2
Net income (loss)	46.1	12.9	(10.0)

		May 1, 2011	May 2, 2010
		(in millions)
Balance sheet information:
Current assets		$1,025.6	$882.9
Long-term assets		1,856.1	1,659.1
Current liabilities		874.1	683.1
Long-term liabilities		990.9	1,015.6

CFG
In fiscal 2009, we sold Groupe Smithfield S.L., a 50/50 joint venture, to Campofrío Alimentación, S.A. (Campofrío) in exchange for shares of Campofrío common stock, creating a new merged company known as CFG. The merger created the largest pan-European company in the packaged meats sector and one of the five largest worldwide. The sale of Groupe Smithfield resulted in a pre-tax gain of $56.0 million, which was recorded in other (loss) income in the consolidated statement of income. We valued the shares of Campofrío stock received in connection with the sale of our interest in Groupe Smithfield based on the last quoted market price of the stock on the closing date of the transaction.
As of May 1, 2011, we held 37,811,302 shares of CFG common stock. The stock was valued at €9.22 per share (approximately $13.65 per share) on the close of the last day of trading before the end of fiscal 2011. Beginning in the third quarter of fiscal 2009 and throughout much of fiscal 2011 and fiscal 2010, the carrying amount of our investment in CFG exceeded the market value of the underlying securities. We have analyzed our investment in CFG for impairment and have determined that the fair value of our investment exceeded the carrying amount as of May 1, 2011. We estimate the fair value of our investment based on a variety of information including market multiples for comparable businesses, expectations about future cash flows of CFG, the market price of the underlying securities and a premium applied for our significant noncontrolling interest. The premium is based on the premise that we are the single largest shareholder of CFG, hold positions on CFG's Board of Directors and have significant influence over the strategic and operational decisions made by CFG. Based on our assessment, no impairment existed as of May 1, 2011.
In fiscal 2010, as part of a debt restructuring, CFG redeemed certain of its debt instruments and, as a result, we recorded $10.4 million of charges in equity in (income) loss of affiliates.
Farasia Corporation (Farasia)
In November 2009 (fiscal 2010), we completed the sale of our investment in Farasia, a 50/50 Chinese joint venture formed in 2001, for RMB 97.0 million ($14.2 million at the time of the transaction). We recorded, in selling, general and administrative expenses, a $4.5 million pre-tax gain on the sale of this investment.
NOTE 8:    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	May 1, 2011	May 2, 2010
	(in millions)
Payroll and related benefits	$246.9	$192.4
Derivative instruments	17.0	119.7
Self-insurance reserves	53.9	60.3
Accrued interest	49.0	70.4
Other	283.0	275.6
Total accrued expenses and other current liabilities	$649.8	$718.4

NOTE 9:    DEBT
Long-term debt consists of the following:

	May 1, 2011	May 2, 2010
	(in millions)
10% senior secured notes, due July 2014, including unamortized discounts of $11.2 million and $20.6 million	$412.9	$604.4
10% senior secured notes, due July 2014, including unamortized premiums of $6.1 million and $7.8 million	231.1	232.8
7% senior unsecured notes, due August 2011, including unamortized premiums of $0.2 million and $2.3 million	78.0	602.3
7.75% senior unsecured notes, due July 2017	500.0	500.0
4% senior unsecured Convertible Notes, due June 2013, including unamortized discounts of $47.3 million and $65.9 million	352.7	334.1
7.75% senior unsecured notes, due May 2013	160.0	350.0
Floating rate senior secured term loan, due August 2013	200.0	200.0
Various, interest rates from 0% to 9%, due May 2011 through March 2017	160.0	139.4
Total debt	2,094.7	2,963.0
Current portion	(143.2)	(72.2)
Total long-term debt	$1,951.5	$2,890.8

Scheduled maturities of long-term debt are as follows:

Fiscal Year	(in millions)
2012	$143.2
2013	111.9
2014	666.7
2015	647.9
2016	17.2
Thereafter	507.8
Total debt	$2,094.7

Debt Extinguishments
In August 2010 (fiscal 2011), we began repurchasing a portion of our senior unsecured notes due August 2011 (2011 Notes). We paid $210.7 million to repurchase notes with a face value of $203.8 million. We recognized a loss of $7.3 million in the second quarter of fiscal 2011, including the write-off of related unamortized debt costs, as a result of these debt repurchases.
In November 2010 (fiscal 2011), we commenced an offer to purchase for cash (the November Tender Offer) up to an aggregate of $337.0 million principal amount of our outstanding 2011 Notes. The November Tender Offer expired on December 1, 2010. As a result of the November Tender Offer, we paid $332.4 million to repurchase notes with a face value of $318.4 million and recognized a loss of $14.1 million in the third quarter of fiscal 2011, including the write-off of related unamortized premiums and debt costs.
In January 2011 (fiscal 2011), we commenced a Dutch auction cash tender offer to purchase for $450.0 million in cash (the January Tender Offer) the maximum aggregate principal amount of our outstanding senior unsecured notes due May 2013 (2013 Notes) and our outstanding senior secured notes due July 2014 (2014 Notes). The January Tender Offer expired on February 9, 2011. As a result of the January Tender Offer, we paid $450.0 million to repurchase 2013 Notes and 2014 Notes with face values of $190.0 million and $200.9 million, respectively, and recognized a loss of $71.1 million in the fourth quarter of fiscal 2011, including the write-off of related unamortized discounts and debt costs.

In fiscal 2010, we recognized $11.0 million of losses on debt extinguishment related to the termination of various debt agreements, including our then existing $1.3 billion secured revolving credit agreement (the U.S. Credit Facility) and €300 million European secured revolving credit facility.
In fiscal 2009, we recognized a gain of $7.5 million on the early redemption of $93.7 million of our 8% senior unsecured notes due in October 2009 for $86.2 million.
2014 Notes
In July 2009 (fiscal 2010), we issued $625 million aggregate principal amount of 10% senior secured notes at a price equal to 96.201% of their face value. In August 2009 (fiscal 2010), we issued an additional $225 million aggregate principal amount of 10% senior secured notes at a price equal to 104% of their face value, plus accrued interest from July 2, 2009 to August 14, 2009. Collectively, these notes, which mature in July 2014 are referred to as the "2014 Notes".
The 2014 Notes are guaranteed by substantially all of our U.S. subsidiaries. The 2014 Notes are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, in substantially all of the guarantors’ real property, fixtures and equipment (collectively, the Non-ABL Collateral) and, as of June 9, 2011, by second-priority liens on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests (the Inventory Revolver Collateral). See Note 21—Subsequent Events for further information on the Inventory Revolver.
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
Credit Facilities
In July 2009 (fiscal 2010), we entered into an asset-based revolving credit agreement totaling $1.0 billion that supported short-term funding needs and letters of credit (the ABL Credit Facility), which, along with the 2014 Notes, replaced the U.S. Credit Facility, which was scheduled to expire in August 2010 (fiscal 2011).
Availability under the ABL Credit Facility was based on a percentage of certain eligible accounts receivable and eligible inventory and was reduced by certain reserves. After reducing the amount available by outstanding letters of credit issued under the ABL Credit Facility of $144.1 million, the amount available for borrowing, as of May 1, 2011, was $855.9 million, of which, we had no outstanding borrowings.
In June 2011 (fiscal 2012), we refinanced the ABL Credit Facility. See Note 21—Subsequent Events for further information on the refinancing.
As of May 1, 2011, we had aggregate credit facilities and credit lines totaling $1,125.8 million. Our unused capacity under these credit facilities and credit lines was $904.8 million. These facilities and lines are generally at prevailing market rates. We pay commitment fees on the unused portion of the facilities.
Average borrowings under credit facilities and credit lines were $81.6 million, $163.7 million and $936.4 million at average interest rates of 4.8%, 4.9% and 4.5% during fiscal 2011, 2010 and 2009, respectively. Maximum borrowings were $256.9 million, $609.3 million and $1.5 billion in fiscal 2011, 2010 and 2009, respectively. Total outstanding borrowings were $76.9 million as of May 1, 2011 and $45.3 million as of May 2, 2010 with average interest rates of 5.2% and 5.3%, respectively.
Rabobank Term Loan
In July 2009 (fiscal 2010), we entered into a $200.0 million term loan due August 29, 2013 (the Rabobank Term Loan), which replaced our then existing $200.0 million term loan that was scheduled to mature in August 2011.
In June 2011 (fiscal 2012), we refinanced the Rabobank Term Loan. See Note 21—Subsequent Events for further information on the refinancing.

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
NOTE 10:    LEASE OBLIGATIONS, COMMITMENTS AND GUARANTEES
We lease facilities and equipment under non-cancelable operating leases. The terms of each lease agreement vary and may contain renewal or purchase options. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the lease. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $42.3 million, $49.3 million and $50.3 million in fiscal 2011, 2010 and 2009, respectively.

Future rental commitments under non-cancelable operating leases as of May 1, 2011 are as follows:

Fiscal Year	(in millions)
2012	$35.9
2013	29.4
2014	23.8
2015	16.6
2016	12.4
Thereafter	37.2
Total	$155.3

As of May 1, 2011, future minimum lease payments under capital leases were approximately $29.9 million. The present value of the future minimum lease payments was $27.6 million. The long-term portion of capital lease obligations was $27.1 million and $27.6 million as of May 1, 2011 and May 2, 2010, respectively, and the current portion was $0.5 million and $0.6 million as of May 1, 2011 and May 2, 2010, respectively.
We have agreements, expiring through fiscal 2013, to use cold storage warehouses owned by partnerships, of which we are 50% partners. We have agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In fiscal 2011, 2010 and 2009, we paid $18.2 million, $19.7 million and $18.7 million, respectively, in fees for use of the facilities. We had investments in the partnerships of $2.3 million as of May 1, 2011, and $2.2 million as of May 2, 2010, respectively.
We have purchase commitments with certain livestock producers that obligate us to purchase all the livestock that these producers deliver. Other arrangements obligate us to purchase a fixed amount of livestock. We also use independent farmers and their facilities to raise hogs produced from our breeding stock in exchange for a performance-based service fee payable upon delivery. We estimate the future obligations under these commitments based on available commodity livestock futures prices and internal projections about future hog prices, expected quantities delivered and anticipated performance. Our estimated future obligations under these commitments are as follows:

Fiscal Year	(in millions)
2012	$1,939.0
2013	1,136.1
2014	957.2
2015	847.4
2016	733.3

As of May 1, 2011, we were also committed to purchase approximately $340.8 million under forward grain contracts payable in fiscal 2012.
As of May 1, 2011, we had total estimated remaining capital expenditures of $136.8 million on approved projects. These projects are expected to be funded over the next several years with cash flows from operations and borrowings under credit facilities.
As part of our business, we are a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets as of May 1, 2011. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.
We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $87.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $58.0 million was outstanding as of May 1, 2011, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the ABL Credit Facility. In addition, we continue to guarantee $12.4 million of leases that were transferred to JBS in connection with the sale of Smithfield Beef. Some of these lease guarantees will be released in the near future and others will remain in place until the leases expires in February 2022.

NOTE 11:    INCOME TAXES
Income tax expense (benefit) consists of the following:

	Fiscal Years
	2011	2010	2009
	(in millions)
Current income tax (benefit) expense:
Federal	$57.6	$(150.2)	$(45.1)
State	17.2	2.5	2.0
Foreign	3.1	(0.8)	10.4
	77.9	(148.5)	(32.7)
Deferred income tax (benefit) expense:
Federal	128.3	55.0	(78.1)
State	24.2	(23.1)	(17.0)
Foreign	5.7	3.4	(3.5)
	158.2	35.3	(98.6)
Total income tax (benefit) expense	$236.1	$(113.2)	$(131.3)

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	Fiscal Years
	2011	2010	2009
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4	6.5	4.5
Foreign income taxes	(1.2)	9.6	8.7
Groupe Smithfield / Campofrío merger	—	—	(7.2)
Net change in valuation allowance	(3.4)	(0.4)	(4.9)
Tax credits	(1.1)	2.3	2.5
Manufacturer's deduction	(1.8)	—	—
Impact of non-deductible goodwill	2.0	1.0	—
Other	(1.7)	(1.3)	(4.2)
Effective tax rate	31.2%	52.7%	34.4%

We had income taxes payable of $18.8 million as of May 1, 2011 and income taxes receivable of $103.6 million as of May 2, 2010.

The tax effects of temporary differences consist of the following:

	May 1, 2011	May 2, 2010
	(in millions)
Deferred tax assets:
Pension liabilities	$138.6	$175.3
Tax credits, carryforwards and net operating losses	96.8	141.2
Accrued expenses	41.7	48.3
Derivatives	—	52.8
Employee benefits	11.1	11.1
Other	39.6	45.3
	327.8	474.0
Valuation allowance	(66.8)	(91.5)
Total deferred tax assets	$261.0	$382.5

Deferred tax liabilities:
Property, plant and equipment	$337.4	$267.5
Intangible assets	108.5	98.2
Derivatives	44.7	—
Investments in subsidiaries	53.5	59.6
Total deferred tax liabilities	$544.1	$425.3

The following table presents the classification of deferred taxes in our balance sheets as of May 1, 2011 and May 2, 2010:

	May 1, 2011	May 2, 2010
	(in millions)
Other current assets	$39.3	$96.5
Other assets	5.6	5.2
Accrued expenses and other current liabilities	3.9	—
Other liabilities	324.1	144.5

Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized. Valuation allowances are established in the event that management believes the related tax benefits will not be realized. The valuation allowance primarily relates to state credits, state net operating loss carryforwards and losses in foreign jurisdictions for which no tax benefit was recognized. During fiscal 2011, the valuation allowance decreased by $24.7 million resulting primarily from currency translation, release of a valuation allowance on foreign tax credits, lapse of statute of limitations and deferred tax adjustments with an immaterial amount impacting the effective tax rate.
The tax credits, carry-forwards and net operating losses expire from fiscal 2012 to 2031.
As a result of the merger of Groupe Smithfield with and into Campofrío during fiscal 2009, we were required to provide additional deferred taxes on the earnings of Groupe Smithfield that were previously deferred because they were considered permanently reinvested, as well as on inherent gains related to the pre-merger holdings of Groupe Smithfield and Campofrío. There were foreign subsidiary net earnings that were considered permanently reinvested of $97.8 million and $19.5 million as of May 1, 2011 and May 2, 2010, respectively. It is not reasonably determinable as to the amount of deferred tax liability that would need to be provided if such earnings were not reinvested.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

(in millions)
Balance as of May 3, 2009	$40.5
Additions for tax positions taken in the current year	3.3
Additions for tax positions taken in prior years	4.0
Reductions for tax positions taken in prior years	(2.1)
Settlements with taxing authorities	(1.6)
Lapse of statute of limitations	(0.9)
Balance as of May 2, 2010	43.2

Additions for tax positions taken in the current year	4.9
Additions for tax positions taken in prior years	0.9
Settlements with taxing authorities	(7.3)
Lapse of statute of limitations	(8.1)
Balance as of May 1, 2011	$33.6
We operate in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and are subject to examination from various tax authorities. The liability for unrecognized tax benefits included $10.4 million and $10.5 million of accrued interest as of May 1, 2011 and May 2, 2010, respectively. We recognized $0.1 million of net interest income and $0.4 million and $0.5 million of net interest expense in income tax expense (benefit) during fiscal 2011, 2010 and 2009, respectively. The liability for unrecognized tax benefits included $32.6 million as of May 1, 2011 and $32.9 million as of May 2, 2010, that if recognized, would impact the effective tax rate.
We are currently being audited in several tax jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, we may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. We have concluded all U.S. federal income tax matters through fiscal 2005. We are currently in appeals for the 2006 through 2010 tax years and under U.S federal examination for the 2011 tax year.
Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions as of May 1, 2011, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $2.0 million within twelve months of May 1, 2011.
NOTE 12:    PENSION AND OTHER RETIREMENT PLANS
We provide the majority of our U.S. employees with pension benefits. Salaried employees are provided benefits based on years of service and average salary levels. Hourly employees are provided benefits of stated amounts for each year of service.

The following table presents a reconciliation of the pension benefit obligation, plan assets and the funded status of these pension plans.

	May 1, 2011	May 2, 2010
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,283.9	$926.4
Service cost	37.0	22.6
Interest cost	74.9	73.7
Benefits paid	(69.3)	(64.2)
Actuarial loss	1.0	325.4
Other	2.4	—
Benefit obligation at end of year	1,329.9	1,283.9

Change in plan assets: (1)
Fair value of plan assets at beginning of year	788.7	586.2
Actual return on plan assets	125.8	192.6
Employer contributions	95.1	62.6
Benefits paid	(56.2)	(52.7)
Other	3.0	—
Fair value of plan assets at end of year	956.4	788.7
Funded status	$(373.5)	$(495.2)

Amounts recognized in the consolidated balance sheet:
Net long-term pension liability	$(369.6)	$(482.5)
Accrued expenses and other current liabilities	(4.5)	(12.7)
Other assets	0.6	—
Net amount recognized at end of year	$(373.5)	$(495.2)

——————————————

(1)
Excludes the assets and related activity of our non-qualified defined benefit pension plans. The fair value of assets related to our non-qualified plans was $117.7 million and $49.2 million as of May 1, 2011 and May 2, 2010 , respectively. We made cash contributions of $33.4 million and $11.3 million in fiscal 2011 and fiscal 2010. In fiscal 2011, we also contributed company-owned life insurance policies with cash surrender values totaling $29.4 million on the date of contribution. Benefits paid for our non-qualified plans were $13.1 million and $11.5 million for fiscal 2011 and fiscal 2010, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $1.3 billion and $1.2 billion as of May 1, 2011 and May 2, 2010, respectively. The accumulated benefit obligation for all of our defined benefit pension plans exceeded the fair value of plan assets for both periods presented.
The following table shows the pre-tax unrecognized items included as components of accumulated other comprehensive loss related to our defined benefit pension plans for the periods indicated.

	May 1, 2011	May 2, 2010
	(in millions)
Unrecognized actuarial loss	$(365.3)	$(460.5)
Unrecognized prior service credit	7.2	7.6

We expect to recognize $23.2 million of the actuarial loss and prior service cost as net periodic pension cost in fiscal 2012.

The following table presents the components of the net periodic pension costs for the periods indicated:

	Fiscal Years
	2011	2010	2009
	(in millions)
Service cost	$37.0	$22.6	$25.5
Interest cost	74.9	73.7	68.6
Expected return on plan assets	(63.9)	(49.3)	(69.7)
Net amortization	34.0	20.3	6.4
Net periodic pension cost	$82.0	$67.3	$30.8

The following table shows our weighted-average assumptions for the periods indicated.

	Fiscal Years
	2011	2010	2009
Discount rate to determine net periodic benefit cost	6.00%	8.25%	6.90%
Discount rate to determine benefit obligation	5.85	6.00	8.25
Expected long-term rate of return on plan assets	8.00	8.25	8.25
Rate of compensation increase	4.00	4.00	4.00

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
To determine the expected long-term return on plan assets, we consider the current and anticipated asset allocations, as well as historical and estimated returns on various categories of plan assets.  Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices in order to assess the capital market assumptions. Over the 5-year period ended May 1, 2011 and May 2, 2010, the average rate of return on plan assets was approximately 3.87% and 2.87% percent, respectively. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods.
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
The following table presents the fair value of our qualified pension plan assets by major asset category as of May 1, 2011 and May 2, 2010. The allocation of our pension plan assets is based on the target range presented in the following table.

	May 1, 2011	May 2, 2010	Target Range
Asset category:	(in millions)
Cash and cash equivalents, net of payables for unsettled transactions	$83.9	$86.2	0-4%
Equity securities	570.5	421.9	45-65
Debt securities	266.6	249.6	18-38
Alternative assets	35.4	31.0	2-10
Total	$956.4	$788.7

See Note 15—Fair Value Measurements for additional information about the fair value of our pension assets.

As of May 1, 2011 and May 2, 2010, the amount of our common stock included in plan assets was 4,757,066 and 3,850,837 shares, respectively, with market values of $112.1 million and $72.2 million, respectively.
We generally contribute the minimum amount required under government regulations to our qualified pension plans, plus amounts necessary to maintain an 80% funded status in order to avoid benefit restrictions under the Pension Protection Act. Minimum employer contributions to our qualified pension plans are expected to be $61.8 million for fiscal 2012.
Expected future benefit payments for our defined benefit pension plans are as follows:

Fiscal Year	(in millions)
2012	$66.9
2013	67.8
2014	70.9
2015	74.4
2016	78.4
2017-2021	457.9

We sponsor defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. Our contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $13.9 million, $13.9 million and $13.7 million for fiscal 2011, 2010 and 2009, respectively.
We also provide health care and life insurance benefits for certain retired employees. These plans are unfunded and generally pay covered costs reduced by retiree premium contributions, co-payments and deductibles. We retain the right to modify or eliminate these benefits. We consider disclosures related to these plans immaterial to the consolidated financial statements and related notes.
NOTE 13:    REDEMPTION OF NONCONTROLLING INTERESTS
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
NOTE 14:    EQUITY
Share Repurchase Program
As of May 1, 2011, the board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. As of May 1, 2011, we had 2,873,430 additional shares remaining under the authorization. See Note 21—Subsequent Events for discussion of share repurchase authorization.
Preferred Stock
We have 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.

Stock-Based Compensation
During fiscal 2009, we adopted the 2008 Incentive Compensation Plan (the Incentive Plan), which replaced the 1998 Stock Incentive Plan and provides for the issuance of non-statutory stock options and other awards to employees, non-employee directors and consultants. There are 12,526,397 shares reserved under the Incentive Plan. As of May 1, 2011, there were 10,035,635 shares available for grant under this plan.
Stock Options
Under the Incentive Plan, we grant options for periods not exceeding 10 years, which either cliff vest five years after the date of grant or vest ratably over a three-year period with an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Compensation expense for stock options was $3.8 million, $3.5 million and $2.3 million for fiscal 2011, 2010 and 2009, respectively. The related income tax benefit recognized was $1.5 million, $1.4 million and $0.9 million, for fiscal 2011, 2010 and 2009, respectively. There was no compensation expense capitalized as part of inventory or fixed assets during fiscal 2011, 2010 and 2009.
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

	Fiscal Years
	2011	2010	2009
Expected annual volatility	54%	52%	25%
Dividend yield	—%	—%	—%
Risk free interest rate	1.62%	1.92%	3.96%
Expected option life (years)	4	4	8

The options granted in fiscal 2011 and fiscal 2010 were valued in separate tranches according to the expected life of each tranche. The above table reflects the weighted average risk free interest rate and expected option life of each tranche. The expected annual volatility and dividend yield were the same for all options granted in fiscal 2011 and fiscal 2010. We have never paid a cash dividend on our common stock and have no current plan to pay cash dividends.
The following table summarizes stock option activity under the Incentive Plan as of May 1, 2011, and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of May 2, 2010	1,995,436	23.39
Granted	726,167	15.37
Exercised	(84,499)	14.64
Forfeited	(160,498)	21.83
Outstanding as of May 1, 2011	2,476,606	21.44	4.8	$11.3
Exercisable as of May 1, 2011	884,936	22.36	2.8	$3.0
The weighted average grant-date fair value of options granted during fiscal 2011, 2010 and 2009 was $6.61, $5.62 and $9.43, respectively. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $0.4 million, $1.0 million and $0.1 million, respectively.
As of May 1, 2011, there was $4.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of stock options vested during fiscal 2011, 2010 and 2009 was $1.9 million, $2.4 million and $0.2 million, respectively.

Performance Share Units
The Incentive Plan also provides for the issuance of performance share units to reward employees for the achievement of performance goals. Each performance share unit represents and has a value equal to one share of our common stock. Payment of vested performance share units is generally in our common stock.
In June 2010 (fiscal 2011), we granted a total of 370,000 performance share units under the 2008 Incentive Compensation Plan (the Incentive Plan). The performance share units will vest ratably over a two-year service period provided that we achieve a certain earnings target in either fiscal 2011 or fiscal 2012, which we achieved in fiscal 2011. The fair value of the performance share units was determined based on our closing stock price on the date of grant of $17.57. The fair value is being recognized over the expected vesting period of each award.
Also, in June 2010 (fiscal 2011), we granted a number of performance share units to certain employees in our Pork Group. The actual number of performance share units were based on the achievement of certain sales volume growth targets for the Pork segment in fiscal 2011. The sales volume growth targets were not met and no performance share units were granted.
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
In July 2009 (fiscal 2010), we granted a total of 622,000 performance share units under the Incentive Plan. The performance share units will vest ratably over a three-year service period provided that we achieve a certain earnings target in any of fiscal years 2010, 2011 or 2012, which we achieved in fiscal 2011. The fair value of the performance share units was determined based on our closing stock price on the date of grant of $10.64. The fair value is being recognized over the expected vesting period each award.
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
In fiscal 2011, 237,500 performance share units were forfeited. The number of performance share units outstanding as of May 1, 2011 was 1,189,500. As of May 1, 2011, the number of performance share units that had vested was 253,167. Compensation expense related to all outstanding performance share units was $7.5 million, $3.1 million and $1.6 million in fiscal 2011, 2010 and 2009, respectively. The related income tax benefit recognized was $2.9 million, $1.2 million and $0.6 million for fiscal 2011, 2010 and 2009, respectively. As of May 1, 2011, there was approximately $3.5 million of total unrecognized compensation cost related to the performance share units, substantially all of which is expected to be recognized in fiscal 2012.
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
Preferred Share Purchase Rights
On May 30, 2001, the board of directors adopted a Shareholder Rights Plan (the Rights Plan) and declared a dividend of one preferred share purchase right (a Right) on each outstanding share of common stock. Under the terms of the Rights Plan, if a person or group acquired 15% (or other applicable percentage, as provided in the Rights Plan) or more of the outstanding common stock, each Right would have entitled its holder (other than such person or members of such group) to purchase, at the Right’s then current exercise price, a number of shares of common stock having a market value of twice such price. In addition, if we were acquired in a merger or other business transaction after a person or group acquired such percentage of the outstanding common stock, each Right would have entitled its holder (other than such person or members of such group) to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value of twice such price.
Upon the occurrence of certain events, each Right would have entitled its holder to buy one two-thousandth of a Series A junior participating preferred share (Preferred Share), par value $1.00 per share, at an exercise price of $90.00 subject to adjustment. Each Preferred Share entitles its holder to 2,000 votes and has an aggregate dividend rate of 2,000 times the amount, if any, paid to holders of common stock. The Rights Plan expired on May 31, 2011. The adoption of the Rights Plan had no impact on our financial position or results of operations.
Stock Held in Trust
We maintain a Supplemental Pension Plan (the Supplemental Plan) the purpose of which is to provide supplemental retirement income benefits for those eligible employees whose benefits under the tax-qualified plans are subject to statutory limitations. A grantor trust has been established for the purpose of satisfying the obligations under the plan. As of May 1, 2011, the Supplemental Plan held 2,616,687 shares of our common stock at an average cost of $23.75.
As part of the Incentive Plan director fee deferral program, we purchase shares of our common stock on the open market for the benefit of the plan's participants. These shares are held in a rabbi trust until they are transferred to the participants. As of May 1, 2011, the rabbi trust held 236,717 shares of our common stock at an average cost of $19.23.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) and the related activity during fiscal 2011, 2010 and 2009:

	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at April 27, 2008	$132.4	$(61.9)	$(5.1)	$65.4
Unrecognized losses	(261.0)	(199.2)	(251.6)	(711.8)
Reclassification into net earnings	1.0	5.7	146.8	153.5
Tax effect	—	71.6	32.8	104.4
Other comprehensive loss	(260.0)	(121.9)	(72.0)	(453.9)
Balance at May 3, 2009	(127.6)	(183.8)	(77.1)	(388.5)

Unrecognized gains (losses)	3.4	(179.9)	(26.6)	(203.1)
Reclassification into net earnings	—	20.3	98.3	118.6
Tax effect	1.5	63.1	(19.1)	45.5
Other comprehensive income (loss)	4.9	(96.5)	52.6	(39.0)
Balance at May 2, 2010	(122.7)	(280.3)	(24.5)	(427.5)

Unrecognized gains	120.2	60.8	144.9	325.9
Reclassification into net earnings	—	38.9	(26.6)	12.3
Tax effect	2.9	(37.1)	(45.7)	(79.9)
Other comprehensive income	123.1	62.6	72.6	258.3
Balance at May 1, 2011	$0.4	$(217.7)	$48.1	$(169.2)

NOTE 15:    FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are required to consider and reflect the assumptions of market participants in fair value calculations. These factors include nonperformance risk (the risk that an obligation will not be fulfilled) and credit risk, both of the reporting entity (for liabilities) and of the counterparty (for assets).
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of May 1, 2011 and May 2, 2010:

	May 1, 2011				May 2, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$45.2	$34.6	$—	$79.8	$—	$—	$—	$—
Foreign exchange contracts	—	0.5	—	0.5	—	3.5	—	3.5
Money market fund	—	—	—	—	325.4	—	—	325.4
Insurance contracts	49.4	—	—	49.4	42.7	—	—	42.7
Total	$94.6	$35.1	$—	$129.7	$368.1	$3.5	$—	$371.6

Liabilities
Derivatives:
Commodity contracts	$16.8	$—	$—	$16.8	$112.2	$7.3	$—	$119.5
Interest rate contracts	—	2.3	—	2.3	—	8.1	—	8.1
Foreign exchange contracts	—	1.9	—	1.9	—	0.2	—	0.2
Total	$16.8	$4.2	$—	$21.0	$112.2	$15.6	$—	$127.8

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
In fiscal 2011 and fiscal 2010, we recorded impairment charges totaling $9.2 million and $51.3 million, respectively, to write-down certain assets, consisting primarily of property, plant and equipment, to their estimated fair values. The fair value measurements of these assets were determined using relevant market data based on recent transactions for similar assets and third party estimates, which we classify as Level 2 inputs. Fair values were also determined using valuation techniques, which incorporate unobservable inputs that reflect our own assumptions regarding how market participants would price the assets, which we classify as Level 3 inputs.

Pension Plan Assets
The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of May 1, 2011 and May 2, 2010:

	May 1, 2011				May 2, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Cash equivalents	$3.0	$87.5	$—	$90.5	$2.8	$93.9	$—	$96.7

Equity securities:
Preferred stock	—	0.3	—	0.3	—	0.2	—	0.2
U.S. common stock:
Health care	32.0	—	—	32.0	27.3	—	—	27.3
Utilities	3.8	—	—	3.8	3.9	—	—	3.9
Financials	41.0	—	—	41.0	32.9	—	—	32.9
Consumer staples	128.1	—	—	128.1	82.0	—	—	82.0
Consumer discretionary	32.3	—	—	32.3	23.3	—	—	23.3
Materials	14.6	—	—	14.6	9.1	—	—	9.1
Energy	30.0	—	—	30.0	18.6	—	—	18.6
Information technology	34.2	—	—	34.2	19.4	—	—	19.4
Industrials	38.5	—	—	38.5	25.1	—	—	25.1
Telecommunication service	2.1	—	—	2.1	1.2	—	—	1.2
International common stock	23.0	—	—	23.0	15.2	—	—	15.2
Mutual funds:
International	42.9	45.0	—	87.9	35.8	70.1	—	105.9
Domestic large cap	—	70.0	—	70.0	—	57.8	—	57.8
Balanced	32.7	—	—	32.7	—	—	—	—

Fixed income:
Mutual funds	108.9	1.5	—	110.4	72.7	2.7	—	75.4
Asset-backed securities	—	69.5	—	69.5	—	53.4	—	53.4
Corporate debt securities	—	44.4	—	44.4	—	67.7	—	67.7
Government debt securities	32.9	9.4	—	42.3	35.7	17.4	—	53.1

Limited partnerships	—	—	33.6	33.6	—	—	29.2	29.2

Insurance contracts	—	—	1.8	1.8	—	—	1.8	1.8

Total fair value	$600.0	$327.6	$35.4	963.0	$405.0	$363.2	$31.0	799.2
Net payables for unsettled transactions				(6.6)				(10.5)
Total plan assets				$956.4				$788.7

The following table summarizes the changes in our Level 3 pension plan assets for the year-ended May 1, 2011 and May 2, 2010:

	Insurance Contracts	Limited Partnerships
	(in millions)
Balance, May 3, 2009	$2.0	$23.9
Actual return on plan assets:
Related to assets held at the reporting date	—	(2.9)
Related to assets sold during the period	—	0.2
Purchases, sales and settlements, net	(0.2)	8.0
Balance, May 2, 2010	1.8	29.2

Actual return on plan assets:
Related to assets held at the reporting date	—	1.2
Related to assets sold during the period	—	1.3
Purchases, sales and settlements, net	—	1.9
Balance, May 1, 2011	$1.8	$33.6
Other Financial Instruments
We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of May 1, 2011 and May 2, 2010.

	May 1, 2011		May 2, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total Debt	$2,418.0	$2,094.7	$3,229.3	$2,963.0

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.
NOTE 16:    RELATED PARTY TRANSACTIONS
The following table presents amounts owed from and to related parties as of May 1, 2011 and May 2, 2010:

	May 1, 2011	May 2, 2010
	(in millions)
Current receivables from related parties	$11.3	$19.2
Long-term receivables from related parties	2.8	17.4
Total receivables from related parties	$14.1	$36.6

Current payables to related parties	$10.9	$13.9
Long-term payables to related parties	—	—
Total payables to related parties	$10.9	$13.9

Wendell Murphy, a director of ours, is an owner of Murfam Enterprises, LLC (Murfam), DM Farms, LLC (DM Farms) and Murphy Milling Company (Murphy Milling). Murfam and DM Farms produce hogs under contract to us. Murfam and Murphy Milling produce and sell feed ingredients to us. In January 2011 (fiscal 2011), Wendell Murphy's interest in DM Farms was sold to a member of his immediate family. In fiscal 2011, 2010 and 2009, we paid $46.8 million, $30.6 million and $26.2 million, respectively, to these entities for the production of hogs and feed ingredients.

Wendell Murphy also has immediate family members who hold ownership interests in Arrowhead Farms, Inc., Crusader Farms, LLC, Enviro-Tech Farms, Inc., Golden Farms, Inc., Lisbon 1 Farm, Inc., Murphy-Honour Farms, Inc., PSM Associates LLC, Pure Country Farms, LLC, Stantonsburg Farm, Inc., Triumph Associates LLC and Webber Farms, Inc. A vice president of our Hog Production segment also holds an ownership interest in Lisbon 1 Farm, Inc. These farms either produce and sell hogs to us or produce and sell feed ingredients to us. In fiscal 2011, 2010 and 2009, we paid $17.2 million, $14.3 million and $20.6 million, respectively, to these entities for hogs and feed ingredients.
The chief executive officer and a vice president of our Hog Production segment hold ownership interests in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the Hog Production segment. In fiscal 2011, 2010 and 2009, we paid $7.8 million, $8.0 million and $7.3 million, respectively, to JCT for the production of hogs. In fiscal 2011, 2010 and 2009, we received $3.3 million, $3.1 million and $3.2 million, respectively, from JCT for reimbursement of associated farm and other support costs.
Two vice presidents of our Hog Production segment have ownership interests in Sea Coast, LLC. One of these vice presidents is the sole owner of Advantage Farms, LLC and the other is a partial owner of Texas Hogs, LLC. Another vice president of our Hog Production segment is the sole owner of Old Oak Farms, LLC. These companies produce and raise hogs for us under contractual arrangements that are consistent with third party grower contracts. In fiscal 2011, 2010 and 2009, we paid service fees of $2.2 million, $0.9 million and $0.9 million, respectively, to these companies. In fiscal 2011, 2010 and 2009, we received $0.5 million, $0.5 million and $0.2 million, respectively, from these companies for reimbursement of associated farm and other support costs.
As described in Note 3—Impairment and Disposal of Long-lived Assets, immediately preceding the closing of the JBS transaction we acquired CGC’s 50 percent investment in Five Rivers for 2,166,667 shares of our common stock valued at $27.87 per share and $8.7 million for working capital adjustments. Based on a Schedule 13D/A filed on June 16, 2010, CGC is now a beneficial owner of approximately 7.9% of our common stock. Paul J. Fribourg, a former member of our board of directors, is Chairman, President and Chief Executive Officer of CGC. Michael Zimmerman, a former advisory director of the Company, is Executive Vice President and Chief Financial Officer of CGC.
We believe that the terms of the foregoing arrangements were no less favorable to us than if entered into with unaffiliated companies.
NOTE 17:    REGULATION AND CONTINGENCIES
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
Missouri Litigation
Premium Standard Farms, Inc. (PSF) is a wholly-owned subsidiary that we acquired on May 7, 2007 when a wholly-owned subsidiary of ours merged with and into PSF.
In 2002, lawsuits based on the law of nuisance were filed against PSF and CGC in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. In November 2006, a jury trial involving six plaintiffs in the Adwell cases resulted in a jury verdict of compensatory damages for those six plaintiffs in the amount of $750,000 each for a total of $4.5 million. The jury also found that CGC and PSF were liable for punitive damages; however, the parties agreed to settle the plaintiffs' claims for the amount of the compensatory damages, and the plaintiffs waived punitive damages.
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

On March 4, 2010, a jury trial involving 15 plaintiffs who live near Homan farm resulted in a jury verdict of compensatory damages for the plaintiffs for a total of $11,050,000. Thirteen of the Homan farm plaintiffs received damages in the amount of $825,000 each. One of the plaintiffs received damages in the amount of $250,000, while another plaintiff received $75,000. The Court of Appeals of Missouri (Western District) denied defendants' appeal. On May 17, 2011, defendants filed an Application for Transfer of the appeal with the Missouri Supreme Court, which remains pending. We believe that there are substantial grounds for reversal of the verdict on appeal.  Pursuant to a pre-existing arrangement, PSF is obligated to indemnify CGC for certain liabilities, if any, resulting from the Missouri litigation, including any liabilities resulting from the foregoing verdict.
The next Adwell trial, which will resolve the claims of up to 28 plaintiffs who live near Scott Colby farm is currently scheduled to commence on August 1, 2011.
In March 2004, the same attorneys representing the Adwell plaintiffs filed two additional nuisance lawsuits in the Circuit Court of Jackson County, Missouri entitled Fred Torrey, et al. v. PSF, et al. and Doyle Bounds, et al. v. PSF, et al. There are seven plaintiffs in both suits combined, each of whom claims to live near swine farms owned or under contract with PSF. Plaintiffs allege that these farms interfered with the plaintiffs' use and enjoyment of their respective properties. Plaintiffs in the Torrey suit also allege trespass.
In May 2004, two additional nuisance suits were filed in the Circuit Court of Daviess County, Missouri entitled Vernon Hanes, et al. v. PSF, et al. and Steve Hanes, et al. v. PSF, et al. Plaintiffs in the Vernon Hanes case allege nuisance, negligence, violation of civil rights, and negligence of contractor. In addition, plaintiffs in both the Vernon and Steve Hanes cases assert personal injury and property damage claims. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys' fees, as well as injunctive relief. On March 28, 2008, plaintiffs in the Vernon Hanes case voluntarily dismissed all claims without prejudice. A new petition was filed by the Vernon Hanes plaintiffs on April 14, 2008, alleging nuisance, negligence and trespass against six defendants, including us. We filed a Motion for Summary Judgment seeking its dismissal from the Vernon Hanes case, which was granted by the Court on September 1, 2010. Trial for the remaining claims commenced on June 2, 2011.
Also in May 2004, the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a putative class action lawsuit entitled Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc., PSF, and PSF Group Holdings, Inc. in the Circuit Court of Jackson County, Missouri. This action originally sought to create a class of plaintiffs living within ten miles of PSF's farms in northern Missouri, including contract grower farms, who were alleged to have suffered interference with their right to use and enjoy their respective properties. On January 22, 2007, plaintiffs in the Herrold case filed a Second Amended Petition in which they abandoned all class action allegations and efforts to certify the action as a class action and added an additional 193 named plaintiffs to join the seven prior class representatives to pursue a one count claim to recover monetary damages, both actual and punitive, for temporary nuisance. On June 28, 2007, the court entered an order granting defendants' motion to transfer venue to the northern Missouri counties in which the alleged injuries occurred. As a result of those rulings, the claims of all but seven of the plaintiffs have been transferred to the appropriate venues in northern Missouri.
Following the initial transfers, plaintiffs filed motions to transfer each of the cases back to Jackson County. Those motions were denied in all nine cases, but seven cases were transferred to neighboring counties pursuant to Missouri's venue rules. Following all transfers, Herrold cases were pending in Chariton, Clark, DeKalb, Harrison, Jackson, Linn, and Nodaway counties. Plaintiffs agreed to file Amended Petitions in all cases except Jackson County; however, Amended Petitions have been filed in only Chariton, Clark, Harrison, Linn and Nodaway counties. In the Amended Petitions filed in Chariton on April 30, 2010 and in Linn on May 13, 2010, plaintiffs added claims of negligence and also claim that defendants are liable for the alleged negligence of several contract grower farms. Pursuant to notices of dismissal filed by plaintiffs on January 27, February 23 and April 10, 2009, all cases in Nodaway County have been dismissed. Discovery is now proceeding in the remaining cases where Amended Petitions have been filed.
In February 2006, the same lawyer who represents the plaintiffs in Hanes filed a nuisance lawsuit entitled Garold McDaniel, et al. v. PSF, et al. in the Circuit Court of Daviess County, Missouri. In the Second Amended Petition, which was filed on February 2008, plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and injunctive relief. Two of the four plaintiffs settled their claims; PSF purchased their property for $285,000 in exchange for a full release. A third plaintiff is deceased, leaving a single plaintiff in the case. The remaining parties are conducting discovery, and no trial date has been set.

In May 2007, the same lead lawyer who filed the Adwell, Bounds, Herrold and Torrey lawsuits filed a nuisance lawsuit entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Vernon County, Missouri. Murphy-Brown, LLC, Murphy Farms, LLC, Murphy Farms, Inc. and we have all been named as defendants. The other seven named defendants include Murphy Family Ventures, LLC, DM Farms of Rose Hill, LLC, and PSM Associates, LLC, which are entities affiliated with Wendell Murphy, a director of ours, and/or his family members. Initially there were 13 plaintiffs in the lawsuit, but the claims of two plaintiffs were voluntarily dismissed without prejudice. All remaining plaintiffs are current or former residents of Vernon and Barton Counties, Missouri, each of whom claims to live or have lived near swine farms presently or previously owned or managed by the defendants. Plaintiffs allege that odors from these farms interfered with the use and enjoyment of their respective properties. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys' fees. Defendants have filed responsive pleadings and discovery is ongoing.
In July 2008, the same lawyers who filed the Adwell, Bounds, Herrold, Torrey and Cooper lawsuits filed a nuisance lawsuit entitled John Arnold, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Daviess County, Missouri. The Company and two of our subsidiaries, PSF and KC2 Real Estate LLC were named as defendants. In August 2008, plaintiffs filed a second Petition adding one employee as a defendant. There were three plaintiffs in the lawsuit, who are residents of Daviess County and who claimed to live near swine farms owned or operated by defendants. Plaintiffs alleged that odors from these farms cause nuisances that interfere with the use and enjoyment of their properties. On April 20, 2009, plaintiffs voluntarily dismissed this case without prejudice.  Plaintiffs refiled the case on April 20, 2010, adding CGC as a defendant. Defendants have filed responsive pleadings, including a motion to dismiss all claims against the employee-defendant.
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
Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1—Summary of Significant Accounting Policies. We established an accrual estimating our liability for these and similar potential claims on the opening balance sheet for our acquisition of PSF. Consequently, expenses and other liabilities associated with these claims will not affect our profits or losses unless our accrual proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries' defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position.
Given the inherent uncertainty of the outcome for these and similar potential claims, it is possible that the total costs incurred related to these and similar potential claims could exceed our current estimates. As of May 1, 2011, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. We will continue to review the amount of any necessary accruals or other related expenses and record charges in the period in which the determination is made that an adjustment is required.
Fire Insurance Settlement
In July 2009 (fiscal 2010), a fire occurred at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Inc. (Patrick Cudahy), in Cudahy, Wisconsin. The fire damaged a portion of the facility’s production space and required the temporary cessation of operations, but did not consume the entire facility. Shortly after the fire, we resumed production activities in undamaged portions of the plant, including the distribution center, and took steps to address the supply needs for Patrick Cudahy products by shifting production to other Company and third-party facilities.
We maintain comprehensive general liability and property insurance, including business interruption insurance. In December 2010 (fiscal 2011), we reached an agreement with our insurance carriers to settle the claim for a total of $208.0 million, of which $70.0 million had been advanced to us in fiscal 2010. We allocated these proceeds to first recover the book value of the property lost, out-of-pocket expenses incurred and business interruption losses that resulted from the fire. The remaining proceeds were recognized as an involuntary conversion gain of $120.6 million in the Corporate segment in the third quarter of fiscal 2011. The involuntary conversion gain was classified in a separate line item on the consolidated statement of income.

Based on an evaluation of business interruption losses incurred, we recognized $15.8 million and $31.8 million in fiscal 2011 and fiscal 2010, respectively, of the insurance proceeds in cost of sales in our Pork segment to offset business interruption losses incurred.
Of the $208.0 million in insurance proceeds received to settle the claim, $120.6 million and $9.9 million has been classified in net cash flows from investing activities in the consolidated statements of cash flows for fiscal 2011 and fiscal 2010, respectively, which represents the portion of proceeds related to destruction of the facility. The remainder of the proceeds was recorded in net cash flows from operating activities in the consolidated statements of cash flows and was attributed to business interruption recoveries and reimbursable costs covered under our insurance policy.
NOTE 18:    REPORTING SEGMENTS
Our operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate operating segments which have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments based on a combination of factors, including products produced and geographic areas of operations. Our reportable segments are: Pork, Hog Production, International Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments.
Prior to the first quarter of fiscal 2011, our hog production operations in Poland and Romania and our interest in hog production operations in Mexico were included in our Hog Production segment. In the first quarter of fiscal 2011, these operations were moved into our International segment to more appropriately align our operating segments with the way our chief operating decision maker now assesses performance of these segments and allocates resources to these segments. The fiscal 2010 and fiscal 2009 results presented below have been restated to reflect this change in our reportable segments. As discussed in Note 3—Impairment and Disposal of Long-lived Assets, we sold our Beef operations in fiscal 2009, the results of which are reported as discontinued operations.
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
The following table shows the percentages of Pork segment revenues derived from packaged meats and fresh pork for the fiscal years indicated.

	Fiscal Years
	2011	2010	2009
Packaged meats	56%	55%	53%
Fresh pork(1)	44	45	47
	100%	100%	100%
——————————————

(1)	Includes by-products and rendering.

Hog Production Segment
The Hog Production segment consists of our hog production operations located in the U.S. The Hog Production segment operates numerous facilities with approximately 827,000 sows producing about 16.4 million market hogs annually. The Hog Production segment produces approximately 49% of the Pork segment’s live hog requirements. We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). All SPG hogs are processed internally.
The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally, and other products for the fiscal years indicated.

	Fiscal Years
	2011	2010	2009
Internal hog sales	78%	77%	80%
External hog sales	21	20	17
Other products(1)	1	3	3
	100%	100%	100%
——————————————

(1)	Consists primarily of feed.
International Segment
The International segment includes our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. Our international meat processing operations produce a wide variety of fresh pork, beef, poultry and packaged meats products, including cooked hams, sausages, hot dogs, bacon and canned meats.
The following table shows the percentages of International segment revenues derived from packaged meats, fresh pork and other products for the fiscal years indicated.

	Fiscal Years
	2011	2010	2009
Packaged meats	45%	45%	46%
Fresh pork	24	26	31
Other products(1)	31	29	23
	100%	100%	100%
——————————————

(1)	Includes poultry, beef, external hog sales, by-products and rendering
Other Segment
The Other segment, contains the results of several recently disposed businesses, including our former turkey production operations and our previous 49% interest in Butterball, LLC (Butterball), which were sold in December 2010 (fiscal 2011), as well as our former live cattle operations, which were sold in the first quarter of fiscal 2010. Our live cattle operations consisted of the live cattle inventories that were excluded from the sale of Smithfield Beef, Inc. (Smithfield Beef) in October 2008 (fiscal 2009). See Note 3—Impairment and Disposal of Long-lived Assets for further discussion of these dispositions.
Corporate Segment
The Corporate segment provides management and administrative services to support our other segments.

Segment Results
The following tables present information about the results of operations and the assets of our reportable segments for the fiscal years presented. The information contains certain allocations of expenses that we deem reasonable and appropriate for the evaluation of results of operations. We do not allocate income taxes to segments. Segment assets exclude intersegment account balances as we believe their inclusion would be misleading or not meaningful. We believe all intersegment sales are at prices that approximate market.

	Fiscal Years
	2011	2010	2009
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Pork	$10,263.9	$9,326.3	$10,450.9
Hog Production	2,705.1	2,207.8	2,428.2
International	1,340.7	1,277.2	1,377.5
Other	74.7	153.3	250.8
Total segment sales	14,384.4	12,964.6	14,507.4
Intersegment sales—
Pork	(30.5)	(31.5)	(43.9)
Hog Production	(2,113.0)	(1,695.0)	(1,936.8)
International	(38.2)	(35.5)	(39.0)
Total intersegment sales	(2,181.7)	(1,762.0)	(2,019.7)
Consolidated sales	$12,202.7	$11,202.6	$12,487.7

Depreciation and amortization:
Pork	$125.5	$126.0	$140.5
Hog Production	65.7	74.9	83.2
International	38.1	37.4	41.8
Other	0.1	0.2	0.4
Corporate	2.5	3.8	4.6
Consolidated depreciation and amortization	$231.9	$242.3	$270.5

Interest expense:
Pork	$42.4	$48.9	$76.6
Hog Production	124.5	100.5	39.1
International	28.2	37.7	64.4
Other	4.2	6.9	2.7
Corporate	46.1	72.4	39.0
Consolidated interest expense	$245.4	$266.4	$221.8

Equity in (income) loss of affiliates:
Pork	$(2.0)	$(3.6)	$(3.0)
Hog Production	(0.4)	0.7	0.4
International	(46.5)	(17.2)	17.8
Other	(1.2)	(18.5)	34.9
Corporate		—	—
Consolidated equity in (income) loss of affiliates	$(50.1)	$(38.6)	$50.1

Operating profit (loss):
Pork	$753.4	$538.7	$395.2
Hog Production	224.4	(539.2)	(491.3)
International	115.9	127.9	5.0
Other	(2.4)	3.6	(46.6)
Corporate	3.7	(68.2)	(86.2)
Consolidated operating profit (loss)	$1,095.0	$62.8	$(223.9)

	May 1, 2011	May 2, 2010	May 3, 2009
	(in millions)
Segment Asset Information
Total assets:
Pork	$2,620.2	$2,579.3	$2,571.3
Hog Production	2,074.2	2,020.9	2,159.8
International	1,885.1	1,650.1	1,602.4
Other	—	169.4	186.5
Corporate	1,032.3	1,289.2	680.2
Consolidated total assets	$7,611.8	$7,708.9	$7,200.2

Investments:
Pork	$17.4	$17.1	$15.5
Hog Production	2.7	2.4	2.2
International	544.9	478.7	465.6
Other	—	106.7	87.0
Corporate	17.5	20.1	31.3
Consolidated investments	$582.5	$625.0	$601.6

Capital expenditures:
Pork	$81.3	$141.7	$115.1
Hog Production	68.6	10.0	25.8
International	26.8	22.1	23.6
Corporate	0.1	0.9	14.8
Discontinued operations	—	—	7.1
Consolidated capital expenditures	$176.8	$174.7	$186.4

 The following table shows the change in the carrying amount of goodwill by reportable segment:

	Pork	International	Hog Production	Other	Total
	(in millions)
Balance, May 3, 2009	$217.6	$127.8	$455.1	$19.5	$820.0
Impairment(1)	(0.5)	—	(6.0)	—	(6.5)
Other goodwill adjustments(2)	(0.6)	13.6	(3.6)	—	9.4
Balance, May 2, 2010	216.5	141.4	445.5	19.5	822.9
Disposals(1)	—	—	(25.5)	(19.5)	(45.0)
Other goodwill adjustments(2)	(0.4)	15.8	—	—	15.4
Balance, May 1, 2011	$216.1	$157.2	$420.0	$—	$793.3
——————————————

(1)	See Note 3—Impairment and Disposal of Long-lived Assets for discussion of disposals and impairments.

(2)	Other goodwill adjustments primarily include the effects of foreign currency translation.

The following table presents our consolidated sales and long-lived assets attributed to operations by geographic area for the fiscal years ended May 1, 2011, May 2, 2010 and May 3, 2009:

	Fiscal Years
	2011	2010	2009
	(in millions)
Sales:
U.S.	$10,900.2	$9,960.9	$11,149.2
International	1,302.5	1,241.7	1,338.5
Total sales	$12,202.7	$11,202.6	$12,487.7

	May 1, 2011	May 2, 2010	May 3, 2009
	(in millions)
Long-lived assets:
U.S.	$2,923.0	$3,203.0	$3,237.7
International	1,350.9	1,185.6	1,178.0
Total long-lived assets	$4,273.9	$4,388.6	$4,415.7

NOTE 19:    SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Years
	2011	2010	2009
Supplemental disclosures of cash flow information:
Interest paid	$(223.3)	$(210.6)	$(194.4)
Income taxes received, net	34.8	76.8	48.4

Non-cash investing and financing activities:
Capital lease	$—	$24.7	$—
Sale of interest in Groupe Smithfield in exchange for shares of Campofrío	—	—	272.0
Investment in Butterball	—	—	(24.5)
Common stock issued for acquisition	—	—	(60.4)

NOTE 20:    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third		Fourth		Fiscal Year
	(in millions, except per share data)
Fiscal 2011
Sales	$2,901.3	$2,998.8	$3,186.2		$3,116.4		$12,202.7
Gross profit	367.7	432.7	457.2		456.5		1,714.1
Operating profit	177.6	278.1	372.7		266.6		1,095.0
Net income	76.3	143.7	202.6		98.4		521.0

Net income per share:(1)
Basic	$.46	$.87	$1.22		$.59		$3.14
Diluted	$.46	$.86	$1.21		$.59		$3.12

Fiscal 2010				112.5		624.6
Sales	$2,715.3	$2,692.4	$2,884.7		$2,910.2		$11,202.6
Gross profit	98.7	168.3	284.2		178.9		730.1
Operating (loss) profit	(74.8)	1.8	96.5		39.3		62.8
Net (loss) income	(107.7)	(26.4)	37.3		(4.6)		(101.4)

Net (loss) income per share:(1)
Basic	$(.75)	$(.17)	$.22		$(.03)		$(.65)
Diluted	$(.75)	$(.17)	$.22		$(.03)		$(.65)
——————————————

(1)
Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.

The following significant infrequent or unusual items impacted our quarterly results in fiscal 2011 and fiscal 2010:
Fiscal 2011

▪
Operating profit in the first, second, third and fourth quarters included charges associated with the Cost Savings Initiative of $0.5 million, $15.3 million, $10.9 million and $1.3 million, respectively.

▪	Net income in the second, third and fourth quarters included losses on debt extinguishment of $7.3 million, $14.1 million and $71.1 million, respectively.

▪
Operating profit in the third quarter included an involuntary conversion gain on fire insurance recovery of $120.6 million and a net benefit of $19.1 million related to an insurance litigation settlement.

▪	Operating profit in the third and fourth quarters included net gains of $5.1 million and $13.6 million, respectively, on the sale of hog farms.
Fiscal 2010

▪
Operating (loss) profit in the first, second, third and fourth quarters included charges associated with the Restructuring Plan of $6.3 million, $3.4 million, $3.8 million and $3.8 million, respectively.

▪	Operating loss in the first quarter included $34.1 million of impairment charges related to certain hog farms.

▪	Net loss in the first and second quarters included losses on debt extinguishment of $7.4 million and $3.6 million, respectively.

▪	Operating profit in the third quarter included $13.1 million of impairment and severance costs related to the Sioux City plant closure.

▪	Operating profit in the fourth quarter included $9.1 million of charges related to the Cost Savings Initiative.
NOTE 21:    SUBSEQUENT EVENTS

Working Capital Facilities
In June 2011 (fiscal 2012), we refinanced the ABL Credit Facility into two separate facilities: (1) an inventory based revolving credit facility up to $925 million, with an option to expand up to $1.25 billion (the Inventory Revolver), and (2) an accounts receivable securitization facility up to $275 million (the Securitization Facility). We may request working capital loans and letters of credit under both facilities.
Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. However, it will mature on March 15, 2014 if the outstanding principal balance of the 2014 Notes, net of the amount of cash in excess of $75 million, exceeds $300 million on that date. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). The initial unused commitment fee and spread above LIBOR are 0.5% and 2.75%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit agreement) may not be less than 2.5 to 1.0. Obligations under the Inventory Revolver are guaranteed by our material U.S. subsidiaries and are secured by (i) a first priority lien on the Inventory Revolver Collateral, and (ii) a second priority lien on the Non-ABL Collateral. We incurred approximately $12.0 million in transaction fees in connection with the Inventory Revolver, which will be amortized over its five year life.
The term of the Securitization Facility is three years. All accounts receivable will be sold by our principal U.S. operating subsidiaries to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV will pledge the receivables as security for loans and letters of credit from a conduit lender or a committed lender. The SPV will be included in our consolidated financial statements and therefore, the accounts receivable owned by it will be included in our consolidated balance sheet. However, the accounts receivable owned by the SPV will be separate and distinct from our other assets and will not be available to our creditors should we become insolvent. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). The initial unused commitment fee and spread above the conduit lender's cost of funds (or in the case of funding by the committed lender, above LIBOR) are 0.5% and 1.5%, respectively. We incurred approximately $2.5 million in transaction fees in connection with the Securitization Facility, which will be amortized over its three year life.
Rabobank Term Loan
In June 2011 (fiscal 2012), we refinanced the Rabobank Term Loan and extended its maturity date from August 29, 2013 to June 9, 2016. We are obligated to repay $25.0 million of the principal under the Rabobank Term Loan on June 9, 2015. We may elect to prepay the loan at any time, subject to the payment of certain prepayment fees in respect of any voluntary prepayment prior to June 9, 2013 and other customary breakage costs. Interest accrues, at our option, at LIBOR plus 3.75% or a base rate (the greater of Rabobank's prime rate and the Federal funds rate plus 0.5%). Obligations under the Rabobank Term Loan are guaranteed by our material U.S. subsidiaries and are secured by a first priority lien on the Non-ABL Collateral and a second priority lien on the Inventory Revolver Collateral. We incurred approximately $1.0 million in transaction fees in connection with the amendment and extension of the Rabobank Term Loan, which will be amortized over the five year life of the loan.
Share Repurchase Authorization
In June 2011 (fiscal 2012), we announced that our board of directors had approved a share repurchase program authorizing us to buy up to $150 million of our common stock over the next 24 months. Share repurchases would be funded from cash on hand. This authorization replaces our previous share repurchase program. Share repurchases may be made on the open market, or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, will depend on corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time.

Schedule II

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED MAY 1, 2011
(in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts(1)	Deductions	Balance at End of Year
Reserve for uncollectible accounts receivable:
Fiscal year ended May 1, 2011	$8.1	$3.5	$(0.3)	$(2.1)	$9.2
Fiscal year ended May 2, 2010	9.9	1.3	0.1	(3.2)	8.1
Fiscal year ended May 3, 2009	8.1	4.2	(1.0)	(1.4)	9.9

Reserve for obsolete inventory:
Fiscal year ended May 1, 2011	$17.4	$1.9	$0.1	$(4.6)	$14.8
Fiscal year ended May 2, 2010	21.0	6.3	0.2	(10.1)	17.4
Fiscal year ended May 3, 2009	16.2	12.4	(2.5)	(5.1)	21.0

Deferred tax valuation allowance:
Fiscal year ended May 1, 2011	$91.5	$1.4	$4.7	$(30.8)	$66.8
Fiscal year ended May 2, 2010	98.7	2.3	(7.5)	(2.0)	91.5
Fiscal year ended May 3, 2009	96.2	35.8	(15.1)	(18.2)	98.7
——————————————

(1)	Activity primarily includes the reserves recorded in connection with the creation of the opening balance sheets of entities acquired and currency translation adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of May 1, 2011. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of May 1, 2011.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 1, 2011. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, management concluded that our internal control over financial reporting was effective as of May 1, 2011.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended May 1, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our executive officers is included in Part I of this Annual Report on Form 10-K.
All other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 21, 2011 under the headings entitled “Nominees for Election to Three-Year Terms,” “Directors whose Terms do not Expire this Year,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 21, 2011 under the headings (including the narrative disclosures following a referenced table) entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Estimated Payments Upon Severance or Change-in-Control,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 21, 2011 under the headings entitled “Principal Shareholders,” “Common Stock Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 21, 2011 under the headings entitled “Related Party Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 21, 2011 under the headings entitled “Audit Committee Report” and “Ratification of Selection of Independent Auditors.”
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
1. Financial Statements:

▪	Consolidated Statements of Income for the Fiscal Years 2011, 2010 and 2009

▪	Consolidated Balance Sheets as of May 1, 2011 and May 2, 2010

▪	Consolidated Statements of Cash Flows for the Fiscal Years 2011, 2010 and 2009

▪	Consolidated Statements of Shareholders’ Equity for the Fiscal Years 2011, 2010 and 2009

▪	Notes to Consolidated Financial Statements

▪	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

▪	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
2. Financial Statement Schedule – Schedule II—Valuation and Qualifying Accounts
Certain financial statement schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or related notes filed as part of this report.

3. Exhibits

Exhibit 2.1	—
Stock Purchase Agreement, dated March 4, 2008, by and among Smithfield Foods, Inc., and JBS S.A. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2008).

Exhibit 2.2(a)	—
Purchase Agreement, dated March 4, 2008, by and among Continental Grain Company, ContiBeef LLC, Smithfield Foods, Inc., and MF Cattle Feeding, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2008).

Exhibit 2.2(b)	—
Amendment, dated October 23, 2008, to the Purchase Agreement, dated as of March 4, 2008, by and among Continental Grain Company, ContiBeef LLC, Smithfield Foods, Inc. and MF Cattle Feeding, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the SEC on October 24, 2008).

Exhibit 3.1	—
Articles of Amendment effective August 27, 2009 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 11, 2009).

Exhibit 3.2	—
Amendment to the Bylaws effective June 16, 2010, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the SEC on June 18, 2010).

Exhibit 4.1	—
Indenture between the Company and SunTrust Bank, as trustee, dated May 21, 2003 regarding the issuance by the Company of $350,000,000 senior notes (incorporated by reference to Exhibit 4.11(a) to the Company's Annual Report on Form 10-K filed with the SEC on July 23, 2003).

Exhibit 4.2	—
Indenture between the Company and U.S. Bank National Association (successor to SunTrust Bank), as trustee, dated August 4, 2004 regarding the issuance by the Company of senior notes (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 10, 2004).

Exhibit 4.3(a)	—
Registration Rights Agreement, dated May 7, 2007, among the Company and ContiGroup Companies, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 7, 2007).

Exhibit 4.3(b)	—
Amendment No. 1, dated as of October 23, 2008, to the Registration Rights Agreement, dated as of May 7, 2007, by and between Smithfield Foods, Inc. and Continental Grain Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 24, 2008).

Exhibit 4.4(a)	—
Indenture-Senior Debt Securities, dated June 1, 2007, between the Company and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.10(a) to the Company's Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.4(b)	—
First Supplemental Indenture to the Indenture-Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of June 22, 2007 regarding the issuance by the Company of the 2007 7.750% Senior Notes due 2017 (incorporated by reference to Exhibit 4.10(b) to the Company's Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.4(c)	—
Second Supplemental Indenture to the Indenture-Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of July 8, 2008 regarding the issuance by the Company of the 2008 4.00% Convertible Senior Notes due 2013 (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 4.5(a)	—
Indenture, dated July 2, 2009, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.5(b)	—	Form of 10% Senior Secured Note Due 2014 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.5(c)	—	Form of 10% Senior Secured Note Due 2014 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2009).

Exhibit 4.6	—
Form of Subordinated Indenture between the Company and U.S. Bank National Association, as trustee, as supplemented from time to time (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 filed with the SEC on June 25, 2010).

Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1(a)**	—	Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K Annual Report filed with the SEC on July 30, 1998).

Exhibit 10.1(b)**	—
Amendment No. 1 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2000 (incorporated by reference to Exhibit 10.6(b) of the Company's Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.1(c)**	—
Amendment No. 2 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2001 (incorporated by reference to Exhibit 10.6(c) of the Company's Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.1(d)**	—
Form of Nonstatutory Stock Option Agreement for the Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3(d) to the Company's Annual Report on Form 10-K filed with the SEC on July 11, 2005).

Exhibit 10.2**	—	Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 1, 2005).

Exhibit 10.3**	—
Consulting Agreement, dated August 30, 2006, by and between the Company and Joseph W. Luter, III (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 6, 2006).

Exhibit 10.4	—
Purchase Agreement, dated as of June 30, 2008, among Smithfield Foods, Inc., Starbase International Limited and COFCO (Hong Kong) Limited (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 10.5	—
Merger Protocol, dated June 30, 2008, between Campofrío Alimentación, S.A. and Groupe Smithfield Holdings, S.L. and others (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 10.6(a)	—
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.6(b)	—
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.6(c)	—
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.6(d)	—
Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.6(e)	—
Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.6(f)	—
Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.6(g)	—
Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.6(h)	—
Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.6(i)	—
Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated as of July 1, 2008 (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.6(j)	—
Confirmation for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated July 1, 2008 (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.6(k)	—
Confirmation for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated July 1, 2008 (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.6(l)	—
Confirmation for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated July 1, 2008 (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.7(a) **	—
Smithfield Foods, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 11, 2009).

Exhibit 10.7(b)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 10.7(c)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2009).

Exhibit 10.7(d)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award for fiscal 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2009).

Exhibit 10.7(e)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award granted December 2009 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 12, 2010).

Exhibit 10.7(f)**	—
Summary of Performance Share Unit Awards to Executive Officers in the Pork Group granted on June 15, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 21, 2010).

Exhibit 10.7(g)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award to Executive Officers in the Pork Group granted on June 15, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 9, 2010).

Exhibit 10.8**	—	Description of Incentive Award granted to George H. Richter (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2009).

Exhibit 10.9**	—
Summary of Incentive Award, One-Time Cash Bonus and Performance Share Units granted to Robert W. Manly, IV (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 14, 2009).

Exhibit 10.10	—
Market Hog Contract Grower Agreement, dated May 13, 1998, by and between Continental Grain Company and CGC Asset Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 12, 2010).

Exhibit 10.11**	—
Retirement Agreement and General Release dated as of August 9, 2010 between the Company and Richard J. M. Poulson (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on August 16, 2010).

Exhibit 10.12**	—	Compensation for Named Executive Officers for fiscal 2011(incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 9, 2010).

Exhibit 10.13**	—	Smithfield Foods, Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on September 8, 2010).

Exhibit 10.14**	—	Compensation for Non-Employee Directors as of September 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on December 9, 2010).

Exhibit 10.15(a)	—
Credit Agreement, dated July 2, 2009, among the Company, the Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and joint collateral agent, J.P. Morgan Securities Inc., General Electric Capital Corporation, Barclays Capital, Morgan Stanley Bank, N.A. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as joint bookrunners and co-lead arrangers, General Electric Capital Corporation, as co-documentation and joint collateral agent, Barclay's Capital and Morgan Stanley Bank, N.A., as co-documentation agents and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as syndication agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 10.15(b)	—
Amended and Restated Pledge and Security Agreement, dated July 2, 2009, among the Company, the Guarantors and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 10.15(c)	—
First Amendment and Consent, dated as of October 29, 2009, to the Amended and Restated Credit Agreement, dated as of July 2, 2009, among the Company, the Subsidiary Guarantors, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as syndication agent, Barclays Bank PLC, Morgan Stanley Bank, N.A. and General Electric Capital Corporation, as co-documentation agents, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as joint collateral agents, and JPMorgan Chase Bank, N.A. as administrative agent and the Amended and Restated Pledge Agreement, dated as of July 2, 2009, among the Company, the Subsidiary Guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on December 11, 2009).

Exhibit 10.16(a)	—
Term Loan Agreement, dated July 2, 2009, among the Company, the Guarantors, the lenders party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch, as administrative agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 10.16(b)	—
First Amendment to Term Loan Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2011).

Exhibit 10.17	—
Pledge and Security Agreement, dated July 2, 2009, among the Company, the Guarantors, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 10.18	—
Intercreditor Agreement, dated July 2, 2009, among the Company, the Guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 10.19	—
Intercreditor and Collateral Agency Agreement, dated July 2, 2009, among the Company, the Guarantors, U.S Bank National Association, as collateral agent, U.S. Bank National Association, as trustee for the Notes, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch, as administrative agent (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 10.20(a)	—
Second Amended and Restated Credit Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, the lenders party thereto, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2011).

Exhibit 10.20(b)	—
Second Amended and Restated Pledge and Security Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2011).

Exhibit 10.21	—
Receivables Sale Agreement, dated as of June 9, 2011, among Smithfield Receivables Funding LLC, the Company, SFFC, Inc., Farmland Foods, Inc., The Smithfield Packing Company, Incorporated, Patrick Cudahy, LLC, Premium Pet Health, LLC, John Morrell & Co., Smithfield Global Products, Inc., and Armour-Eckrich Meats LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2011).

Exhibit 10.22	—
Credit and Security Agreement, dated as of June 9, 2011, among Smithfield Receivables Funding LLC,, the Company, Rabobank, as the Administrative Agent and certain lenders and co-agents party thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2011).

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
——————————————

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
 Date: June 17, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. LUTER, III	Chairman of the Board and Director	June 17, 2011
Joseph W. Luter, III

/s/ C. LARRY POPE	President, Chief Executive Officer and Director	June 17, 2011
C. Larry Pope

/s/ ROBERT W. MANLY, IV	Executive Vice President and Chief Financial Officer	June 17, 2011
Robert W. Manly, IV	(Principal Financial Officer)

/s/ KENNETH M. SULLIVAN	Vice President, Finance and Chief Accounting Officer	June 17, 2011
Kenneth M. Sullivan	(Principal Accounting Officer)

/s/ ROBERT L. BURRUS, JR.	Director	June 17, 2011
Robert L. Burrus, Jr.

/s/ CAROL T. CRAWFORD	Director	June 17, 2011
Carol T. Crawford

/s/ RICHARD T. CROWDER	Director	June 17, 2011
Richard T. Crowder

/s/ MARGARET G. LEWIS	Director	June 17, 2011
Margaret G. Lewis

/s/ WENDELL H. MURPHY	Director	June 17, 2011
Wendell H. Murphy

/s/ DAVID C. NELSON	Director	June 17, 2011
David C. Nelson

/s/ FRANK S. ROYAL, M.D.	Director	June 17, 2011
Frank S. Royal, M.D.

/s/ JOHN T. SCHWIETERS	Director	June 17, 2011
John T. Schwieters

/s/ PAUL S. TRIBLE, JR.	Director	June 17, 2011
Paul S. Trible, Jr.

/s/ MELVIN O. WRIGHT	Director	June 17, 2011
Melvin O. Wright