Form 10-Q
period 2011-07-31
SMITHFIELD FOODS INC
filed 2011-09-09
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

At September 6, 2011, 163,334,020 shares of the registrant's Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended
	July 31, 2011	August 1, 2010
	(unaudited)
Sales	$3,094.2	$2,901.3
Cost of sales	2,687.1	2,533.6
Gross profit	407.1	367.7
Selling, general and administrative expenses	238.7	201.0
Equity in income of affiliates	(4.8)	(10.9)
Operating profit	173.2	177.6
Interest expense	48.1	68.6
Loss on debt extinguishment	1.2	—
Income before income taxes	123.9	109.0
Income tax expense	41.8	32.7
Net income	$82.1	$76.3

Net income per share:
Basic	$.50	$.46
Diluted	$.49	$.46

Weighted average shares outstanding:
Basic	165.8	166.0
Effect of dilutive shares	1.2	1.2
Diluted	167.0	167.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	July 31, 2011	May 1, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149.9	$374.7
Accounts receivable, net	694.8	709.6
Inventories	2,048.3	2,019.9
Prepaid expenses and other current assets	188.9	233.7
Total current assets	3,081.9	3,337.9

Property, plant and equipment, net	2,282.0	2,309.1
Goodwill	786.0	793.3
Investments	591.8	582.5
Intangible assets, net	385.5	386.6
Other assets	179.7	202.4
Total assets	$7,306.9	$7,611.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$50.5	$143.7
Accounts payable	403.7	434.4
Accrued expenses and other current liabilities	598.5	649.8
Total current liabilities	1,052.7	1,227.9

Long-term debt and capital lease obligations	2,012.3	1,978.6
Other liabilities	716.2	856.7

Redeemable noncontrolling interests	2.0	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 500,000,000 authorized shares; 164,932,520 and 166,080,231 issued and outstanding	82.5	83.0
Additional paid-in capital	1,621.8	1,638.7
Stock held in trust	(67.0)	(66.7)
Retained earnings	2,123.6	2,059.7
Accumulated other comprehensive loss	(238.1)	(169.2)
Total shareholders’ equity	3,522.8	3,545.5
Noncontrolling interests	0.9	1.1
Total equity	3,523.7	3,546.6
Total liabilities and equity	$7,306.9	$7,611.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	July 31, 2011	August 1, 2010
	(unaudited)
Cash flows from operating activities:
Net income	$82.1	$76.3
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	61.5	58.3
Gain on sale of property, plant and equipment, including breeding stock	(10.5)	(10.6)
Equity in income of affiliates	(4.8)	(10.9)
Pension expense	14.3	20.5
Pension contributions	(108.2)	(51.3)
Changes in operating assets and liabilities and other, net	(98.6)	20.4
Net cash flows (used by) from operating activities	(64.2)	102.7

Cash flows from investing activities:
Capital expenditures	(62.9)	(30.8)
Net disposals of breeding stock	2.6	7.1
Other	1.3	7.7
Net cash flows used by investing activities	(59.0)	(16.0)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(81.1)	(23.7)
Net proceeds on revolving credit facilities and notes payables	23.8	28.2
Repurchase of common stock	(34.1)	—
Debt issuance costs and other	(8.8)	0.2
Net cash flows (used by) from financing activities	(100.2)	4.7

Effect of foreign exchange rate changes on cash	(1.4)	(0.2)
Net change in cash and cash equivalents	(224.8)	91.2
Cash and cash equivalents at beginning of period	374.7	451.2
Cash and cash equivalents at end of period	$149.9	$542.4

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. You should read these statements in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included.
Smithfield Foods, Inc., together with its subsidiaries (the “Company,” “we,” “us” or “our”), is the largest hog producer and pork processor in the world. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We conduct our operations through four reportable segments: Pork, Hog Production, International and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. A fifth reportable segment, the Other segment, contains the results of our former turkey production operations and our previous interest in Butterball, LLC (Butterball), which were sold in December 2010 (fiscal 2011).
Unless otherwise stated, the amounts presented in these notes to our consolidated condensed financial statements are based on continuing operations for all fiscal periods included. The three months ended July 31, 2011 correspond to the first quarter of fiscal 2012 and the three months ended August 1, 2010 correspond to the first quarter of fiscal 2011.

NOTE 2:	DISPOSAL OF LONG-LIVED ASSETS
In the first half of fiscal 2011, we began reducing the hog population on certain of our farms in Missouri in order to comply with an amended consent decree. The amended consent decree allows us to return the farms to full capacity upon the installation of an approved "next generation" technology that would reduce the level of odor produced by the farms. The reduced hog raising capacity at these farms is being replaced with third party contract farmers in Iowa. In the first quarter of fiscal 2011, in connection with the anticipated reduction in finishing capacity, we performed an impairment analysis of these hog farms and determined that the book value of the assets was recoverable and thus, no impairment existed.
Based on the favorable hog raising performance experienced with these third party contract farmers and the amount of capital required to install "next generation" technology at our Missouri farms, we made the decision in the first quarter of fiscal 2012 to permanently idle certain of the assets on these farms. Depreciation estimates have been revised to reflect the shortened useful lives of the assets. As a result, we recognized accelerated depreciation charges of $4.3 million in cost of sales in the first quarter of fiscal 2012. We also expect to recognize accelerated depreciation charges of $3.2 million and $0.7 million in the second and third quarters of fiscal 2012, respectively.

NOTE 3:	INVENTORIES
Inventories consist of the following:

	July 31, 2011	May 1, 2011
	(in millions)
Live hogs	$966.1	$942.8
Fresh and packaged meats	849.9	875.5
Grains	121.4	89.8
Manufacturing supplies	59.8	60.0
Other	51.1	51.8
Total inventories	$2,048.3	$2,019.9

NOTE 4:	DERIVATIVE FINANCIAL INSTRUMENTS
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
We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of July 31, 2011, prepaid expenses and other current assets included $51.2 million representing cash on deposit with brokers to cover losses on our open derivative instruments. As of July 31, 2011, accrued expenses and other current liabilities included $16.9 million representing cash deposits received from brokers to cover gains on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. We have reviewed our derivative contracts and have determined that they do not contain credit contingent features which would require us to post additional collateral if we did not maintain a credit rating equivalent to what was in place at the time the contracts were entered into.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of July 31, 2011, we had credit exposure of $28.7 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, our credit exposure was reduced to $20.2 million. No significant concentrations of credit risk existed as of July 31, 2011.
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

	Assets		Liabilities
	July 31, 2011	May 1, 2011	July 31, 2011	May 1, 2011
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$17.0	$46.2	$4.1	$4.8
Livestock contracts	2.7	22.9	16.5	29.5
Interest rate contracts	—	—	0.6	2.3
Foreign exchange contracts	0.5	0.2	0.2	—
Total	20.2	69.3	21.4	36.6

Derivatives using the "mark-to-market" method:
Grain contracts	27.3	38.3	2.8	4.7
Livestock contracts	9.6	1.7	14.7	8.0
Energy contracts	0.4	1.0	1.7	0.1
Foreign exchange contracts	0.6	0.3	0.3	1.9
Total	37.9	41.3	19.5	14.7
Total fair value of derivative instruments	$58.1	$110.6	$40.9	$51.3
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
During the first quarter of fiscal 2012, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	26,705,000	39,350,000	Bushels
Soybean meal	223,700	282,700	Tons
Lean hogs	469,720,000	960,360,000	Pounds
Interest rate	200,000,000	200,000,000	U.S. Dollars
Foreign currency (1)	23,496,793	37,795,270	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Losses Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(14.0)	$14.8	$43.8	$(4.0)	$(0.1)	$(0.2)
Lean hog contracts	8.0	(5.0)	(1.7)	(10.5)	(0.1)	(0.3)
Interest rate contracts	—	(0.5)	(1.8)	(1.1)	—	—
Foreign exchange contracts	0.3	(5.6)	0.2	(1.9)	—	—
Total	$(5.7)	$3.7	$40.5	$(17.5)	$(0.2)	$(0.5)

For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
During the first quarter of fiscal 2012, we discontinued cash flow hedge accounting on a number of grain contracts as it became probable that the original forecasted transactions would not transpire. As a result of this change, the table above includes gains of $12.0 million on grain contracts de-designated from hedging relationships that were reclassified from accumulated other comprehensive loss into earnings in the first quarter of fiscal 2012.
As of July 31, 2011, there were deferred net gains of $20.0 million, net of tax of $12.6 million, in accumulated other comprehensive loss. We expect to reclassify $32.1 million ($19.6 million net of tax) of deferred net gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
Fair Value Hedges
We enter into derivative instruments (primarily futures contracts) that are designed to hedge changes in the fair value of live hog inventories and firm commitments to buy grains. When fair value hedge accounting is applied, derivative gains and losses are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The gains or losses on the derivative instruments and the offsetting losses or gains on the related hedged items are recorded in cost of sales for commodity contracts.
During the first quarter of fiscal 2012, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	—	221,680,000	Pounds
Corn	3,490,000	5,220,000	Bushels

The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gains Recognized in Earnings on Derivative		Gains (Losses) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
	(in millions)		(in millions)
Commodity contracts	$9.7	$5.0	$(3.6)	$3.9

We recognized gains of $5.9 million and losses of $22.1 million for the three months ended July 31, 2011 and August 1, 2010, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
For fair value hedges of inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in gains of $5.7 million and $8.7 million for the three months ended July 31, 2011 and August 1, 2010, respectively.
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
During the first quarter of fiscal 2012, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	31,320,000	334,320,000	Pounds
Corn	8,485,000	17,825,000	Bushels
Soybean meal	1,400	133,500	Tons
Soybeans	250,000	290,000	Bushels
Wheat	—	1,620,000	Bushels
Natural gas	1,830,000	2,400,000	Million BTU
Foreign currency (1)	43,724,684	99,628,898	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended
	July 31, 2011	August 1, 2010
	(in millions)
Commodity contracts	$20.8	$36.2
Foreign exchange contracts	1.3	2.4
Total	$22.1	$38.6

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
The following table summarizes the balance of accrued expenses, the current period expense, the cumulative expenses incurred to date and the expected remaining expenses to be incurred related to the Cost Savings Initiative by major type of cost. All of the charges presented have been recorded in cost of sales in the Hog Production segment.

	Accrued Balance May 1, 2011	Current Period Expense	Payments	Accrued Balance July 31, 2011	Cumulative Expense-to-Date	Estimated Remaining Expense
	(in millions)
Cost savings activities:
Contract terminations	$0.8	$0.1	$(0.3)	$0.6	$22.3	$3.3
Other associated costs	1.6	0.9	(2.3)	0.2	7.8	1.6
Total cost savings activities	$2.4	1.0	$(2.6)	$0.8	30.1	4.9
Other charges:
Accelerated depreciation		0.1			5.6	0.3
Impairment		—			2.5	—
Total other charges		0.1			8.1	0.3
Total cost savings activities and other charges		$1.1			$38.2	$5.2

NOTE 6:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	July 31, 2011	May 1, 2011
		(in millions)
Campofrío Food Group (CFG)	37%	$447.8	$445.1
Mexican joint ventures	50%	115.4	110.2
Other	Various	28.6	27.2
Total investments		$591.8	$582.5

Equity in income of affiliates consists of the following:

		Three Months Ended
Equity Investment	Segment	July 31, 2011	August 1, 2010
		(in millions)
CFG (1)	International	$(0.2)	$(3.2)
Mexican joint ventures	International	(3.0)	(4.9)
Butterball (2)	Other	—	(1.3)
All other equity method investments	Various	(1.6)	(1.5)
Equity in income of affiliates		$(4.8)	$(10.9)
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

(2)	In December 2010 (fiscal 2011), we completed the sale of our interest in Butterball and our related turkey production assets to our joint venture partner.

As of July 31, 2011, we held 37,811,302 shares of CFG common stock. The stock was valued at €6.13 per share (approximately $8.83 per share) on the close of the last day of trading before the end of our first quarter of fiscal 2012. Based on the stock price and foreign exchange rate as of July 31, 2011, the carrying value of our investment in CFG, net of the pre-tax cumulative translation adjustment, exceeded the market value of the underlying securities. We have analyzed our investment in CFG for impairment and have determined that the fair value of our investment exceeded the carrying amount as of July 31, 2011. We estimated the fair value of our investment based on a variety of information including market multiples for comparable businesses, independent third party valuation reports, the market price of the underlying securities and a premium applied for our significant noncontrolling interest. The premium is based on the premise that we are the single largest shareholder of CFG, hold positions on CFG's Board of Directors and have significant influence over the strategic and operational decisions made by CFG. Based on our assessment, no impairment existed as of July 31, 2011.
Subsequent to the end of the first quarter of fiscal 2012, CFG's stock price, like many global equity markets, experienced significant volatility and dropped as low as €5.30 per share during August 2011 (fiscal 2012) and, for the first time in over twelve months, the carrying value of our investment in CFG exceeded the estimated fair value, indicating a potential impairment. However, given the significant volatility experienced in the stock and the overall equity markets, the short duration and limited severity of the decline and the historical trading levels of the stock, we believe these conditions are temporary and no adjustment to the carrying value of our investment has been made or is deemed necessary.

NOTE 7:	DEBT
2011 Notes
In July 2011 (fiscal 2012), we redeemed the remaining $77.8 million of our 7% senior unsecured notes due August 2011.
Working Capital Facilities
In June 2011 (fiscal 2012), we refinanced our asset-based revolving credit agreement totaling $1.0 billion that supported short-term funding needs and letters of credit (the ABL Credit Facility) into two separate facilities: (1) an inventory-based revolving credit facility totaling $925.0 million, with an option to expand up to $1.2 billion (the Inventory Revolver), and (2) an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility). We may request working capital loans and letters of credit under both facilities. As a result of the refinancing, we recognized a loss on debt extinguishment of $1.2 million in the first quarter of fiscal 2012 for the write-off of unamortized debt issuance costs associated with the ABL Credit Facility.
Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. However, it will mature on March 15, 2014 if the outstanding principal balance of our senior secured notes due July 2014 (2014 Notes), net of the amount of cash in excess of $75 million, exceeds $300 million on that date. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). The initial unused commitment fee and interest rate are 0.5% and LIBOR plus 2.75%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit agreement) may not be less than 2.5 to 1.0. Obligations under the Inventory Revolver are guaranteed by our material U.S. subsidiaries and are secured by (i) a first priority lien on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests (the Inventory Revolver Collateral), and (ii) a second priority lien on substantially all of the guarantors’ real property, fixtures and equipment (the Non-Inventory Revolver Collateral). We incurred approximately $9.7 million in transaction fees in connection with the Inventory Revolver, which will be amortized over its five-year life.
The term of the Securitization Facility is three years. As part of the arrangement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. The SPV held $443.2 million of accounts receivable as of July 31, 2011.
The unused commitment fee and the interest rate spreads under the Securitization Facility are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). The initial unused commitment fee is 0.5%. The initial interest rate is lender's cost of funds plus 1.5% or, in certain cases, LIBOR plus 1.5%. We incurred approximately $1.3 million in transaction fees in connection with the Securitization Facility, which will be amortized over its three-year life.

Rabobank Term Loan
In June 2011 (fiscal 2012), we refinanced our $200.0 million term loan (the Rabobank Term Loan). As a result, the maturity date changed from August 29, 2013 to June 9, 2016. We are obligated to repay $25.0 million of the principal under the Rabobank Term Loan on June 9, 2015. We may elect to prepay the loan at any time, subject to the payment of certain prepayment fees in respect of any voluntary prepayment prior to June 9, 2013 and other customary breakage costs. Interest accrues, at our option, at LIBOR plus 3.75% or a base rate (the greater of Rabobank's prime rate and the Federal funds rate plus 0.5%) plus 2.75%. Obligations under the Rabobank Term Loan are guaranteed by our material U.S. subsidiaries and are secured by a first priority lien on the Non-Inventory Revolver Collateral and a second priority lien on the Inventory Revolver Collateral.

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
We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $87.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $62.0 million was outstanding as of July 31, 2011, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee $12.2 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

NOTE 9:	INCOME TAXES
Our effective tax rate was 34% and 30% for the three months ended July 31, 2011 and August 1, 2010, respectively. The variation in the effective tax rate during these periods was due primarily to the mix of foreign earnings, which have lower effective tax rates, and domestic earnings in fiscal 2012 compared to fiscal 2011.

NOTE 10:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended
	July 31, 2011	August 1, 2010
	(in millions)
Service cost	$9.3	$9.2
Interest cost	19.0	18.8
Expected return on plan assets	(19.9)	(16.0)
Net amortization	5.9	8.5
Net periodic pension cost	$14.3	$20.5
In June 2011 (fiscal 2012), we made a voluntary contribution of $100.0 million to our qualified pension plans above the minimum amount required under government regulations. As a result of the voluntary contribution, we now expect total employer contributions to our qualified pension plans for fiscal 2012 to total approximately $140.0 million, including the voluntary contribution made in the first quarter of fiscal 2012.

NOTE 11:	SHAREHOLDERS’ EQUITY
Share Repurchase Program
In June 2011 (fiscal 2012), we announced that our board of directors had approved a share repurchase program authorizing us to buy up to $150.0 million of our common stock over the subsequent 24 month period (the Share Repurchase Program). This authorization replaces our previous share repurchase program. Share repurchases may be made on the open market or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, depend on corporate cash balances, business and economic conditions and other factors, including investment opportunities. The Share Repurchase Program may be discontinued at any time.
In connection with the Share Repurchase Program, we entered into an agreement with a broker (the Trading Plan) which authorized it to purchase on our behalf up to $40.0 million of our common stock based on certain parameters, in accordance with the applicable requirements of Rule 10b5-1(c)(1)(i) and Rule 10b-18 under the Securities Exchange Act of 1934.
During the first quarter of fiscal 2012, we repurchased 1,527,196 shares of our common stock for $34.1 million. The price of the repurchased shares has been allocated between common stock, additional paid-in capital and retained earnings in our consolidated condensed balance sheet in accordance with applicable accounting guidance. Subsequent to July 31, 2011 and through September 7, 2011, our broker purchased on our behalf an additional 1,598,500 shares of our common stock under the Trading Plan for $31.0 million. All share repurchases were funded from cash on hand.
Stock Options and Performance Share Units
In the first quarter of fiscal 2012, we issued 12,280 shares of common stock upon the exercise of stock options and 367,205 shares of common stock for vested performance share units. We issued 84,499 shares of common stock upon exercise of stock options in fiscal 2011.
Comprehensive Income
The components of comprehensive income, net of tax, consist of:

	Three Months Ended
	July 31, 2011	August 1, 2010
	(in millions)
Net income	$82.1	$76.3
Hedge accounting	(28.1)	11.3
Foreign currency translation	(44.3)	(51.3)
Pension accounting	3.5	5.3
Total comprehensive income	$13.2	$41.6

NOTE 12:	FAIR VALUE MEASUREMENTS
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
We use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability.  These valuation approaches incorporate inputs, such as observable, independent market data, that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk and credit risk.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of July 31, 2011 and May 1, 2011:

	July 31, 2011				May 1, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$20.0	$19.1	$—	$39.1	$45.2	$34.6	$—	$79.8
Foreign exchange contracts	—	1.1	—	1.1	—	0.5	—	0.5
Insurance contracts	47.6	—	—	47.6	49.4	—	—	49.4
Total	$67.6	$20.2	$—	$87.8	$94.6	$35.1	$—	$129.7

Liabilities
Derivatives:
Commodity contracts	$19.1	$2.8	$—	$21.9	$16.8	$—	$—	$16.8
Interest rate contracts	—	0.6	—	0.6	—	2.3	—	2.3
Foreign exchange contracts	—	0.5	—	0.5	—	1.9	—	1.9
Total	$19.1	$3.9	$—	$23.0	$16.8	$4.2	$—	$21.0

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the first quarter of fiscal 2012, we had no assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.

Other Financial Instruments
We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of July 31, 2011 and May 1, 2011.

	July 31, 2011		May 1, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,310.4	$2,035.5	$2,418.0	$2,094.7

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 13:	CONTINGENCIES
Litigation
Other than the following matters, there have been no significant developments regarding litigation disclosed in Note 17 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, nor have any significant new matters arisen during the three months ended July 31, 2011.
Missouri Litigation
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, in 2002, lawsuits based on the law of nuisance were filed against Premium Standard Farms (PSF), a wholly-owned subsidiary acquired on May 7, 2007, and Continental Grain Company (CGC) in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. On March 4, 2010, a jury trial involving 15 plaintiffs who live near Homan farm resulted in a jury verdict of compensatory damages for the plaintiffs for a total of $11.1 million. The Court of Appeals of Missouri (Western District) denied defendants' appeal. On May 17, 2011, defendants filed an Application for Transfer of the appeal with the Missouri Supreme Court, which was denied on August 30, 2011 and PSF will pay the judgment plus interest. Pursuant to a pre-existing arrangement, PSF is obligated to indemnify CGC for certain liabilities, if any, resulting from the Missouri litigation, including the liabilities resulting from the foregoing verdict. The next Adwell trial, which will resolve the claims of up to 28 plaintiffs who live near Scott Colby farm and was scheduled to commence on August 1, 2011, has been postponed, and a new trial date has not been set.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, a lawsuit based on the law of nuisance was filed against the Company, PSF, CGC, and three other defendants in the Circuit Court of Daviess County, Missouri in April 2008 entitled Vernon Hanes, et al. v. PSF, et al. The case was transferred to DeKalb County, and the Court granted the Company's Motion for Summary Judgment dismissing it from the case on September 1, 2010. A jury trial for the remaining claims against the remaining defendants commenced on June 2, 2011. On June 22, 2011, the jury returned a verdict in favor of all remaining defendants as to all claims.
Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1—Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. We established an accrual with respect to the Missouri nuisance suits, including the cases described above, on the opening balance sheet for our acquisition of PSF in fiscal 2008 and we have periodically adjusted that accrual as developments have occurred. The accrual, as adjusted from time to time, represents our best estimate of the probable loss for these suits. In response to recent developments, including substantial progress made in global settlement negotiations, we increased the accrual by $39.0 million, with a charge to selling, general and administrative expenses. Pursuant to applicable accounting guidance governing contingencies and subsequent events, the charge has been reflected in the first quarter financial statements. Beginning in late June and continuing into the second quarter of fiscal 2012, we have made substantial progress in global settlement negotiations with counsel representing substantially all of the plaintiffs in the Missouri nuisance suits. As a result of this progress, we believe a global settlement with those plaintiffs is probable although we have not yet entered into a global settlement agreement and it is possible that we will be unsuccessful in doing so. If a settlement is reached, we intend to seek recovery under various insurance policies and believe that we could eventually recover a substantial portion of the settlement payment. Expenses and other liabilities associated with the Missouri nuisance suits will not affect our future profits or losses unless the accrual, as adjusted, proves to be insufficient or excessive. Although legal expenses incurred in our and our subsidiaries' defense of these claims and any payments made to plaintiffs will reduce our cash flows and our liquidity position, we do not expect such payments to have a material adverse impact on our overall financial position or liquidity.
Given the uncertainty of the outcome of the Missouri nuisance suits, including the uncertain outcome of ongoing global settlement negotiations, we cannot reasonably estimate the maximum potential exposure or the range of possible loss, if any, in excess of amounts accrued for these contingencies. However, it is possible that the total costs incurred related to such claims could exceed or be less than our current accrual. We will continue to review the amount of any necessary accruals and record changes in the period in which the determination is made that an adjustment is required.

NOTE 14:	REPORTABLE SEGMENTS
We conduct our operations through four reportable segments: Pork, Hog Production, International and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments. A fifth reportable segment, the Other segment, contains the results of our former turkey production operations and our previous interest in Butterball, which were sold in December 2010 (fiscal 2011).
The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended
	July 31, 2011	August 1, 2010
	(in millions)
Sales:
Segment sales—
Pork	$2,597.3	$2,413.5
Hog Production	749.8	648.3
International	375.0	316.3
Other	—	30.4
Total segment sales	3,722.1	3,408.5
Intersegment sales—
Pork	(9.4)	(7.5)
Hog Production	(611.6)	(490.1)
International	(6.9)	(9.6)
Total intersegment sales	(627.9)	(507.2)
Consolidated sales	$3,094.2	$2,901.3

Operating profit (loss):
Pork	$136.7	$113.3
Hog Production	69.7	63.8
International	—	24.5
Other	—	1.2
Corporate	(33.2)	(25.2)
Consolidated operating profit	$173.2	$177.6

NOTE 15:	SUBSEQUENT EVENT
Debt Redemption
In August 2011 (fiscal 2012), we redeemed $13.1 million of our 10% senior secured notes due July 2014 for $14.7 million. A loss of $1.6 million on this debt extinguishment will be recognized in the second quarter of fiscal 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following information in conjunction with the unaudited consolidated condensed financial statements and the related notes in this Quarterly Report and the audited financial statements and the related notes as well as Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011.
Unless otherwise stated, the amounts presented in the following discussion are based on continuing operations for all fiscal periods included. Certain prior year amounts have been reclassified to conform to current year presentations.
EXECUTIVE OVERVIEW
We are the largest hog producer and pork processor in the world. We are also the leader in numerous packaged meats categories with popular brands including Smithfield®, John Morrell® and Farmland®. We are committed to providing good food in a responsible way and maintaining robust animal care, community involvement, employee safety, environmental, and food safety and quality programs.
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
We conduct our operations through four reportable segments: Pork, Hog Production, International and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. A fifth reportable segment, the Other segment, contains the results of our former turkey production operations and our previous 49% interest in Butterball, LLC (Butterball), which were sold in December 2010 (fiscal 2011). The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments.
First Quarter of Fiscal 2012 Summary
Net income was $82.1 million, or $.49 per diluted share, in the first quarter of fiscal 2012, compared to net income of $76.3 million, or $.46 per diluted share, in the same quarter last year. The following summarizes the results of each of our reportable segments for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011:

▪	Pork segment operating profit increased from $113.3 million to $136.7 million driven by record first quarter packaged meats profits in spite of higher raw material costs.

▪
Hog Production segment operating profit increased by $5.9 million due to substantially higher live hog prices, which more than offset higher feed costs. Current year operating profit includes a charge of $39.0 million related to the Missouri litigation, which is more fully described under "Significant Events Affecting Results of Operations."

▪
International segment operating profit decreased by $24.5 million as a result of significantly higher raw material costs in our meat processing and hog production operations, which we were unable to fully pass on to customers.

▪	Corporate segment operating loss increased by $8.0 million primarily due to an increase in professional fees.

Project 100

In the latter half of fiscal 2010, we developed a plan to reduce the level of debt on our balance sheet by $1 billion and eliminate $100 million of annual interest expense from our statement of income (Project 100). This project was intended to improve our credit metrics, extend and smooth maturities of our various debt obligations and utilize idle cash on hand, while at the same time, maintaining ample liquidity. With the repayment of our remaining 7% senior unsecured notes due August 2011, Project 100 is substantially complete. Our net debt (long-term debt and capital lease obligations including current portion, net of cash) to total capitalization (net debt plus shareholders' equity) was 35% as of July 31, 2011. Our goal is to maintain a net debt to total capitalization ratio of approximately 40% or lower with a ceiling of 50%.

Share Repurchase Program
In June 2011 (fiscal 2012), we announced that our board of directors had approved a share repurchase program authorizing us to buy up to $150.0 million of our common stock over the subsequent 24 month period (the Share Repurchase Program). Since the program was authorized, we have repurchased a total of 3,125,696 shares of our common stock for $65.1 million through September 7, 2011.
Outlook
The commodity markets affecting our business are extremely volatile and fluctuate on a daily basis. In this erratic and unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪
Pork—Following fiscal 2011's record levels, strong fresh pork margins continued into the first quarter of fiscal 2012, despite substantially higher live hog market prices. As we enter the second quarter, fundamentals in the fresh pork complex continue to support robust profitability. The segment should benefit from lower industry slaughter levels and relatively high pork prices around the world. We expect healthy levels of export demand which should provide additional domestic price support and help the overall fresh pork complex. Accordingly, we remain optimistic about our fresh pork performance and expect operating margins to be at the high end of our normalized range of $3-7 per head for the balance of fiscal 2012.

Our packaged meats business achieved record first quarter profits in fiscal 2012, despite sharp increases in raw material costs. Although overall packaged meats volumes were down slightly, we improved our sales mix. We successfully grew our retail packaged meats volume in our twelve core brands in the first quarter and are targeting 3% volume growth for the full fiscal year. We expect our packaged meats business will continue to be solidly profitable for the remainder of fiscal 2012, notwithstanding continued high raw material costs associated with higher live hog prices. We expect margins in this part of the business to average $.10 to $.15 per pound.
In summary, we continue to be optimistic about the Pork segment in the near term. We remain focused on leveraging our highly coordinated sales and marketing platform and consolidated brand portfolio to drive profitable top line growth.

▪
Hog Production—Tight U.S. hog supplies continued to push live hog market prices higher in the first quarter of fiscal 2012. Live hog prices were up nearly 19% for the quarter compared to the same period a year ago, and 10% from last quarter. The lean hog futures curve suggests price levels will remain elevated into the fall. Moreover, shrinking expectations about the 2011 U.S. corn crop suggest higher feed costs which, in turn, should create an adverse environment for market expansion. With no herd expansion on the horizon, hog prices should continue at elevated levels.

Our domestic raising costs increased 15% to $63 per hundredweight in the first quarter of fiscal 2012 from $54 per hundredweight a year ago. Spiking feed grain prices are expected to drive raising costs into the mid-to-upper $60's per hundredweight for the remainder of fiscal 2012. Favorable grain hedges for the balance of fiscal 2012 should mitigate cost risk above those levels. Consequently, we expect our live hog production operations to be modestly profitable in fiscal 2012. Longer term, we expect our cost savings initiative will reduce our base raising costs by approximately $2 per hundredweight, or $90 million, annually by fiscal 2014.

▪
International—During the first quarter of fiscal 2012, our international operations were negatively impacted by recessionary conditions and higher raw material costs. Looking forward, we expect high hog and meat prices in Poland to continue to pressure margins. Still, we expect our Polish results will be profitable in fiscal 2012. Our meat operations in Mexico are also expected to make positive contributions for the remainder of fiscal 2012. In Romania, our meat processing operations continue to face a recessionary environment and weak demand. As a result, we do not expect our Romanian meat operations to be profitable in fiscal 2012.

We expect the persistent recessionary conditions in Europe will pressure Campofrío Food Group's (CFG) results for the remainder of fiscal 2012. In spite of this, we expect positive contributions from CFG.
On the live production side of the business, we expect high grain prices to continue pressuring feeding margins as we move through fiscal 2012. At the same time however, we expect to see improvements in live hog pricing as expected decreases in international pig inventories, particularly in the second half of the year, tighten supplies.
RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
Missouri Hog Farms
In the first half of fiscal 2011, we began reducing the hog population on certain of our farms in Missouri in order to comply with an amended consent decree. The amended consent decree allows us to return the farms to full capacity upon the installation of an approved "next generation" technology that would reduce the level of odor produced by the farms. The reduced hog raising capacity at these farms is being replaced with third party contract farmers in Iowa. In the first quarter of fiscal 2011, in connection with the anticipated reduction in finishing capacity, we performed an impairment analysis of these hog farms and determined that the book value of the assets was recoverable and thus, no impairment existed.
Based on the favorable hog raising performance experienced with these third party contract farmers and the amount of capital required to install "next generation" technology at our Missouri farms, we made the decision in the first quarter of fiscal 2012 to permanently idle certain of the assets on these farms. Depreciation estimates have been revised to reflect the shortened useful lives of the assets. As a result, we recognized accelerated depreciation charges of $4.3 million in cost of sales in the first quarter of fiscal 2012. We also expect to recognize accelerated depreciation charges of $3.2 million and $0.7 million in the second and third quarters of fiscal 2012, respectively.
Missouri Litigation
We established an accrual with respect to the Missouri nuisance suits, described in "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011 and "Item 1. Legal Proccedings" herein, on the opening balance sheet for our acquisition of PSF in fiscal 2008 and we have periodically adjusted that accrual as developments have occurred. The accrual, as adjusted from time to time, represents our best estimate of the probable loss for these suits. In response to recent developments, including substantial progress made in global settlement negotiations, we increased the accrual by $39.0 million, with a charge to selling, general and administrative expenses. Pursuant to applicable accounting guidance governing contingencies and subsequent events, the charge has been reflected in the first quarter financial statements. Beginning in late June and continuing into the second quarter of fiscal 2012, we have made substantial progress in global settlement negotiations with counsel representing substantially all of the plaintiffs in the Missouri nuisance suits. As a result of this progress, we believe a global settlement with those plaintiffs is probable although we have not yet entered into a global settlement agreement and it is possible that we will be unsuccessful in doing so. If a settlement is reached, we intend to seek recovery under various insurance policies and believe that we could eventually recover a substantial portion of the settlement payment. Expenses and other liabilities associated with the Missouri nuisance suits will not affect our future profits or losses unless the accrual, as adjusted, proves to be insufficient or excessive. Although legal expenses incurred in our and our subsidiaries' defense of these claims and any payments made to plaintiffs will reduce our cash flows and our liquidity position, we do not expect such payments to have a material adverse impact on our overall financial position or liquidity.
Given the uncertainty of the outcome of the Missouri nuisance suits, including the uncertain outcome of ongoing global settlement negotiations, we cannot reasonably estimate the maximum potential exposure or the range of possible loss, if any, in excess of amounts accrued for these contingencies. However, it is possible that the total costs incurred related to such claims could exceed or be less than our current accrual. We will continue to review the amount of any necessary accruals and record changes in the period in which the determination is made that an adjustment is required.

Consolidated Results of Operations
The tables presented below compare our results of operations for the three months ended July 31, 2011 and August 1, 2010. As used in the tables, "NM" means "not meaningful."
Sales and cost of sales

	Three Months Ended
	July 31, 2011	August 1, 2010	% Change
	(in millions)
Sales	$3,094.2	$2,901.3	7%
Cost of sales	2,687.1	2,533.6	6
Gross profit	$407.1	$367.7	11%
Gross profit margin	13%	13%

The following items explain the significant changes in sales and gross profit:

▪	Average unit selling prices in the Pork segment increased 8% driven primarily by higher market prices.

▪	Domestic live hog market prices increased to $69 per hundredweight from $58 per hundredweight in the prior year reflecting higher raw material costs and stable demand in the market.

▪	Domestic raising costs increased from $54 per hundredweight to $63 per hundredweight as a result of higher feed prices.
Selling, general and administrative expenses (SG&A)

	Three Months Ended
	July 31, 2011	August 1, 2010	% Change
	(in millions)
Selling, general and administrative expenses	$238.7	$201.0	19%

The following items explain the significant changes in SG&A:

▪	The current year includes a charge of $39.0 million related to the Missouri litigation, which is more fully described under "Significant Events Affecting Results of Operations."
Equity in income of affiliate

	Three Months Ended
	July 31, 2011	August 1, 2010	% Change
	(in millions)
CFG	$(0.2)	$(3.2)	(94)%
Mexican joint ventures	(3.0)	(4.9)	(39)
Butterball	—	(1.3)	NM
All other equity method investments	(1.6)	(1.5)	7
Equity in income of affiliates	$(4.8)	$(10.9)	(56)%

The following items explain the significant changes in equity in income of affiliates:

▪	Equity income from CFG decreased $3.0 million as a result of higher raw material costs and weaker consumer demand.

▪	Equity income from our Mexican joint ventures decreased $1.9 million primarily due to higher feed costs.

▪	The decrease in equity income at Butterball reflects our sale of the investment in the third quarter of fiscal 2011.
Interest expense

	Three Months Ended
	July 31, 2011	August 1, 2010	% Change
	(in millions)
Interest expense	$48.1	$68.6	(30)%

Interest expense decreased primarily due to the repurchase of $913.1 million of our senior unsecured and senior secured notes in fiscal 2011.
Loss on debt extinguishment

	Three Months Ended
	July 31, 2011	August 1, 2010	% Change
	(in millions)
Loss on debt extinguishment	$1.2	$—	NM

In June 2011 (fiscal 2012), we refinanced our asset-based revolving credit agreement totaling $1.0 billion that supported short-term funding needs and letters of credit (the ABL Credit Facility) into two separate facilities: (1) an inventory-based revolving credit facility totaling $925.0 million, with an option to expand up to $1.2 billion (the Inventory Revolver), and (2) an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility). As a result of this refinancing, we recognized a loss on debt extinguishment of $1.2 million in the first quarter of fiscal 2012 for the write-off of debt issuance costs associated with the ABL Credit Facility.
Income tax expense

	Three Months Ended
	July 31, 2011	August 1, 2010
	(in millions)
Income tax expense	$41.8	$32.7
Effective tax rate	34%	30%

The variation in the effective tax rate during these periods was due primarily to the mix of foreign earnings, which have lower effective tax rates, and domestic earnings in fiscal 2012 compared to fiscal 2011.

Segment Results
The following information reflects the results from each respective segment prior to the elimination of inter-segment sales.
Pork Segment

	Three Months Ended
	July 31, 2011	August 1, 2010	% Change
	(in millions, unless indicated otherwise)
Sales:
Fresh pork (1)	$1,254.2	$1,151.4	9%
Packaged meats	1,343.1	1,262.1	6
Total	$2,597.3	$2,413.5	8%

Operating profit: (2)
Fresh pork (1)	$35.4	$46.0	(23)%
Packaged meats	101.3	67.3	51
Total	$136.7	$113.3	21%

Sales volume:
Fresh pork			(2)%
Packaged meats			(1)%
Total			(1)%

Average unit selling price:
Fresh pork			12%
Packaged meats			8%
Total			8%

Hogs processed			(2)%

Average domestic live hog prices (per hundredweight) (3)	$68.98	$58.21	19%
——————————————

(1)	Includes by-products and rendering.

(2)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.

(3)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
In addition to the information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:

▪	Sales and operating profit were positively impacted by substantially higher average unit selling prices driven by balanced supply and demand fundamentals coupled with strong export sales.

▪	Fresh pork operating profit decreased to $6 per head from $7 per head in the prior year as a 19% increase in domestic live hog prices did not fully translate into higher market prices for fresh meat.

▪	Packaged meats operating profit increased to $.17 per pound from $.11 per pound in the prior year as a result of strong pricing discipline and our ability to fully pass on higher raw material costs.

Hog Production Segment

	Three Months Ended
	July 31, 2011	August 1, 2010	% Change
	(in millions, unless indicated otherwise)
Sales	$749.8	$648.3	16%
Operating profit	69.7	63.8	9

Head sold	3.80	3.83	(1)%

Average domestic live hog prices (per hundredweight) (1)	$68.98	$58.21	19%
Domestic raising costs (per hundredweight)	$62.88	$54.45	15%
——————————————

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
In addition to the information provided in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit (loss):

▪	Sales and operating profit increased as a result of higher live hog market prices.

▪	Domestic raising costs increased as a result of higher feed costs.

▪	The current year includes a charge of $39.0 million related to the Missouri litigation, which is more fully described under "Significant Events Affecting Results of Operations."

▪
Fiscal 2012 operating profit includes gains of $30.0 million compared to gains of $4.6 million in fiscal 2011 from derivative activities that are not reflected in the average live hog prices and raising costs presented in the table above.

▪	Fiscal 2012 operating profit includes accelerated depreciation charges of $4.3 million due to our decision in the first quarter of fiscal 2012 to permanently idle certain Missouri farm assets.

International Segment

	Three Months Ended
	July 31, 2011	August 1, 2010	% Change
	(in millions, unless indicated otherwise)
Sales:
Poland	$292.1	$241.8	21%
Romania	57.6	46.6	24
Other	25.3	27.9	(9)
Total	$375.0	$316.3	19%

Operating profit (loss):
Poland	$2.6	$17.4	(85)%
Romania	(4.6)	(0.2)	NM
Other (1)	2.0	7.3	(73)
Total	$—	$24.5	(100)%

Poland:
Sales volume (2)			(3)%
Average unit selling price (2)			27%
Hogs processed			(2)%
Raising costs (per hundredweight)			39%

Romania:
Sales volume (2)			2%
Average unit selling price (2)			17%
Hogs processed			6%
Raising costs (per hundredweight)			31%
——————————————

(1)	Includes our equity method investments in Mexico and the results from our investment in CFG.

(2)	Excludes the sale of live hogs and includes the impact of foreign currency translation.
In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:

▪	Foreign currency translation effects increased sales by $37.8 million, or 12%.

▪	Average unit selling price in Poland increased primarily due to a shift in product mix to more packaged meats.

▪	Operating profit decreased as a result of higher raw material costs across all of our international operations, which we were unable to fully pass on.

Corporate Segment

	Three Months Ended
	July 31, 2011	August 1, 2010	% Change
	(in millions)
Operating loss	$(33.2)	$(25.2)	32%

The following items explain the significant changes in the Corporate segment’s operating loss:

▪
Fiscal 2012 included $5.7 million of professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011, we terminated negotiations to purchase the additional interest.

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
Based on the following, we believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months:

▪
As of July 31, 2011, our liquidity position was approximately $1.2 billion, comprised of $899.8 million of availability under the Inventory Revolver, $131.2 million of availability under the Securitization Facility, $149.9 million in cash and cash equivalents and $23.4 million of availability under international credit lines.

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
Credit Facilities

	July 31, 2011
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$925.0	$—	$(25.2)	$—	$899.8
Securitization Facility	275.0	—	(143.8)	—	131.2
International facilities	120.3	—	—	(96.9)	23.4
Total credit facilities	$1,320.3	$—	$(169.0)	$(96.9)	$1,054.4

In June 2011 (fiscal 2012), we refinanced the ABL Credit Facility into two separate facilities: (1) the Inventory Revolver and (2) the Securitization Facility. We may request working capital loans and letters of credit under both facilities.
Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. However, it will mature on March 15, 2014 if the outstanding principal balance of our senior secured notes due July 2014 (2014 Notes), net of the amount of cash in excess of $75 million, exceeds $300 million on that date. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). The initial unused commitment fee and interest rate are 0.5% and LIBOR plus 2.75%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit agreement) may not be less than 2.5 to 1.0. Obligations under the Inventory Revolver are guaranteed by our material U.S. subsidiaries and are secured by (i) a first priority lien on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests (the Inventory Revolver Collateral), and (ii) a second priority lien on substantially all of the guarantors’ real property, fixtures and equipment (the Non-Inventory Revolver Collateral).
The term of the Securitization Facility is three years. As part of the arrangement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. The SPV held $443.2 million of accounts receivable as of July 31, 2011.
The unused commitment fee and the interest rate spreads under the Securitization Facility are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). The initial unused commitment fee is 0.5%. The initial interest rate is lender's cost of funds plus 1.5% or, in certain cases, LIBOR plus 1.5%.
Securities
We have a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for repayment of existing debt or general corporate purposes.
Cash Flows
Operating Activities

	Three Months Ended
	July 31, 2011	August 1, 2010
	(in millions)
Net cash flows (used by) from operating activities	$(64.2)	$102.7

The following items explain the significant changes in cash flows from operating activities:

▪	Cash received from customers increased as a result of higher selling prices.

▪	Cash received for the settlement of derivative contracts and for margin requirements increased $38.2 million.

▪	Cash paid for grain purchased by the Hog Production segment was approximately $104.4 million higher than the prior year due to increased feed prices.

▪	We contributed $108.2 million to our qualified and non-qualified pension plans in fiscal 2012, including a $100.0 million voluntary contribution, compared to $51.3 million in fiscal 2011.

▪	Cash paid to outside hog suppliers was significantly higher due to a 19% increase in average live hog market prices.

▪	Variable compensation paid in fiscal 2012 related to the prior year's performance was higher than the corresponding amount paid in fiscal 2011.
Investing Activities

	Three Months Ended
	July 31, 2011	August 1, 2010
	(in millions)
Capital expenditures	$(62.9)	$(30.8)
Net disposals of breeding stock	2.6	7.1
Other	1.3	7.7
Net cash flows used by investing activities	$(59.0)	$(16.0)

The following items explain the significant investing activities for the three months ended July 31, 2011 and August 1, 2010:
Fiscal 2012

▪
Capital expenditures primarily related to the Cost Savings Initiative and the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity."

▪	Other investing activities consists primarily of proceeds from the sale of property, plant and equipment.
Fiscal 2011

▪	Capital expenditures primarily related to plant and hog farm improvement projects.

▪	Other investing activities consists primarily of proceeds from the sale of property, plant and equipment.
Financing Activities

	Three Months Ended
	July 31, 2011	August 1, 2010
	(in millions)
Principal payments on long-term debt and capital lease obligations	$(81.1)	$(23.7)
Net proceeds on revolving credit facilities and notes payables	23.8	28.2
Repurchase of common stock	(34.1)	—
Debt issuance costs and other	(8.8)	0.2
Net cash flows (used by) from financing activities	$(100.2)	$4.7

The following items explain the significant financing activities for the three months ended July 31, 2011 and August 1, 2010:
Fiscal 2012

▪	We redeemed the remaining $77.8 million of our senior unsecured notes due August 2011.

▪	We received $23.8 million from draws on credit facilities in the International segment.

▪
We repurchased 1,527,196 shares of our common stock for $34.1 million as part of the share repurchase program approved by our board of directors in June 2011 (fiscal 2012), which is more fully explained under "Additional Matters Affecting Liquidity."

▪	We paid $10.8 million of debt issuance costs in connection with the refinancing of the ABL Credit Facility in the first quarter of fiscal 2012.

Fiscal 2011

▪	We paid $22.5 million on outstanding loans in the International segment.

▪	We received $13.6 million and $11.9 million, respectively, from the issuance of notes payable and draws on credit facilities in the International segment.
Interest Rate Spread
Although we had no borrowings outstanding on the Inventory Revolver or the Securitization Facility as of July 31, 2011, the interest rate would have been LIBOR plus the applicable interest rate spread of 2.75% and 1.50%, respectively, as pre-determined in the agreements. Beginning in the second quarter of fiscal 2012, the interest expense spread will be based on pricing-level grids in the respective agreements and determined by the calculation of our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement).
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
We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $87.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $62.0 million was outstanding as of July 31, 2011, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee $12.2 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.
Additional Matters Affecting Liquidity
Capital Projects
As of July 31, 2011, we had total estimated remaining capital expenditures of $215.3 million for the current fiscal year, including approximately $28.6 million related to the Cost Savings Initiative. These projects are expected to be funded with cash flows from operations and borrowings under credit facilities.
Share Repurchase Program
In June 2011 (fiscal 2012), we announced that our board of directors had approved a share repurchase program authorizing us to buy up to $150.0 million of our common stock over the subsequent 24 month period (the Share Repurchase Program). This authorization replaces our previous share repurchase program. Share repurchases may be made on the open market or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, depend on corporate cash balances, business and economic conditions and other factors, including investment opportunities. The Share Repurchase Program may be discontinued at any time.
In connection with the Share Repurchase Program, we entered into an agreement with a broker (the Trading Plan) which authorized it to purchase on our behalf up to $40.0 million of our common stock based on certain parameters, in accordance with the applicable requirements of Rule 10b5-1(c)(1)(i) and Rule 10b-18 under the Securities Exchange Act of 1934.
During the first quarter of fiscal 2012, we repurchased 1,527,196 shares of our common stock for $34.1 million. Subsequent to July 31, 2011 and through September 7, 2011, our broker purchased on our behalf an additional 1,598,500 shares of our common stock under the Trading Plan for $31.0 million. All share repurchases were funded from cash on hand.

Group Pens
In January 2007 (fiscal 2007), we announced a voluntary, ten-year program to phase out individual gestation stalls at our sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $300.0 million. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. By the end of calendar year 2011, we expect that approximately 30% of company-owned sows will be in group housing facilities. In the first quarter of fiscal 2012, we had capital expenditures of $19.2 million related to the program. As of July 31, 2011, total capital expenditures related to the program were $58.7 million.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the first quarter of fiscal 2012, margin deposits posted by us ranged from $(32.9) million to $48.6 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with brokers during the the first quarter of fiscal 2012 was $8.3 million. As of July 31, 2011, the net amount on deposit with brokers was $34.3 million.
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
Missouri Litigation
As further described under "Results of Operations" above, we have made substantial progress in global settlement negotiations with counsel representing substantially all of the plaintiffs in the Missouri nuisance suits. As a result of this progress, we believe a global settlement with those plaintiffs is probable although we have not yet entered into a global settlement agreement and there is no assurance that we will be successful in doing so. If a settlement is reached, we intend to seek recovery under various insurance policies and believe that we could eventually recover a substantial portion of the settlement payment. Although legal expenses incurred in our and our subsidiaries' defense of these claims and any payments made to plaintiffs will reduce our cash flows and our liquidity position, we do not expect such payments to have a material adverse impact on our overall financial position or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our experience and our understanding of the current facts and circumstances. Actual results could differ from those estimates. The following describes updates to our critical accounting policies and estimates, which are more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011.
Impairment Considerations of Equity Method Investments
We consider whether the fair values of our equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that the carrying value may not be recoverable. If we consider any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then we would write down the carrying amount of the investment to its estimated fair value.
Subsequent to the end of the first quarter of fiscal 2012, CFG's stock price, like many global equity markets, experienced significant volatility and dropped as low as €5.30 per share during August 2011 (fiscal 2012) and, for the first time in over twelve months, the carrying value of our investment in CFG exceeded the estimated fair value, indicating a potential impairment. However, given the significant volatility experienced in the stock and the overall equity markets, the short duration and limited severity of the decline and the historical trading levels of the stock, we believe these conditions are temporary and no adjustment to the carrying value of our investment has been made or is deemed necessary. However, should these conditions persist for an extended period of time, a conclusion could be reached in the future that an impairment exists that is other than temporary, at which time we would write down the carrying amount of our investment to its estimated fair value.
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations, our ability to effectively restructure portions of our operations and achieve cost savings from such restructurings and other risks and uncertainties described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For complete quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of July 31, 2011 and May 1, 2011.

	July 31, 2011	May 1, 2011
	(in millions)
Grains	$26.1	$33.1
Livestock	20.9	85.4
Energy	0.5	0.3
Interest rates	—	—
Foreign currency	8.2	11.0

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of July 31, 2011. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of July 31, 2011.
There were no changes in our internal control over financial reporting during our first quarter of fiscal 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Other than the following matters, there have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, nor have any significant new matters arisen during the three months ended July 31, 2011.
Missouri Litigation
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, in 2002, lawsuits based on the law of nuisance were filed against Premium Standard Farms (PSF), a wholly-owned subsidiary acquired on May 7, 2007, and Continental Grain Company (CGC) in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. On March 4, 2010, a jury trial involving 15 plaintiffs who live near Homan farm resulted in a jury verdict of compensatory damages for the plaintiffs for a total of $11.1 million. The Court of Appeals of Missouri (Western District) denied defendants' appeal. On May 17, 2011, defendants filed an Application for Transfer of the appeal with the Missouri Supreme Court, which was denied on August 30, 2011 and PSF will pay the judgment plus interest. Pursuant to a pre-existing arrangement, PSF is obligated to indemnify CGC for certain liabilities, if any, resulting from the Missouri litigation, including the liabilities resulting from the foregoing verdict. The next Adwell trial, which will resolve the claims of up to 28 plaintiffs who live near Scott Colby farm and was scheduled to commence on August 1, 2011, has been postponed, and a new trial date has not been set.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, a lawsuit based on the law of nuisance was filed against the Company, PSF, CGC, and three other defendants in the Circuit Court of Daviess County, Missouri in April 2008 entitled Vernon Hanes, et al. v. PSF, et al. The case was transferred to DeKalb County, and the Court granted the Company's Motion for Summary Judgment dismissing it from the case on September 1, 2010. A jury trial for the remaining claims against the remaining defendants commenced on June 2, 2011. On June 22, 2011, the jury returned a verdict in favor of all remaining defendants as to all claims.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2, 2011 to May 31, 2011	—		n/a	n/a	2,873,430	(1)
June 1, 2011 to June 30, 2011	10,274	(2)	$22.24	n/a	$150,000,000	(3)
July 1, 2011 to July 31, 2011	1,527,196	(3)	$22.30	1,527,196	$115,948,455	(3)
Total	1,537,470		$22.30	1,527,196	$115,948,455	(3)
——————————————

(1)
Under our previous share repurchase plan, our board of directors had authorized the repurchase of up to 20,000,000 shares of our common stock. This repurchase plan was originally announced on May 6, 1999 and increases in the number of shares we may repurchase under the plan were announced on December 15, 1999, January 20, 2000, February 26, 2001, February 14, 2002 and June 2, 2005. This authorization was replaced in June 2011 by the share repurchase program outlined in footnote 3 below.

(2)
The purchases were made in open market transactions by Wells Fargo, as trustee, and the shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

(3)
On June 16, 2011, we announced that our board of directors had approved a share repurchase program authorizing the Company to buy up to $150,000,000 of its common stock. The shares purchased pursuant to this program in July 2011 were purchased in open market transactions. This share repurchase program expires on June 16, 2013.

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
Second Amended and Restated Credit Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, the lenders party thereto, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.2	—
Second Amended and Restated Pledge and Security Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.3	—
Receivables Sale Agreement, dated as of June 9, 2011, among Smithfield Receivables Funding LLC, the Company, SFFC, Inc., Farmland Foods, Inc., The Smithfield Packing Company, Incorporated, Patrick Cudahy, LLC, Premium Pet Health, LLC, John Morrell & Co., Smithfield Global Products, Inc., and Armour-Eckrich Meats LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.4	—
Credit and Security Agreement, dated as of June 9, 2011, among Smithfield Receivables Funding LLC, the Company, Rabobank, as the Administrative Agent and certain lenders and co-agents party thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.5	—
First Amendment to Term Loan Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.6	—	Certain Compensation for Named Executive Officers for Fiscal 2012 (filed herewith).
Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2	—
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
Date: September 9, 2011