Form 10-Q
period 2011-10-30
SMITHFIELD FOODS INC
filed 2011-12-09
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2011

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

At December 5, 2011, 160,955,829 shares of the registrant's Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(unaudited)		(unaudited)
Sales	$3,312.6	$2,998.8	$6,406.8	$5,900.1
Cost of sales	2,893.0	2,566.1	5,580.1	5,099.7
Gross profit	419.6	432.7	826.7	800.4
Selling, general and administrative expenses	200.8	172.8	439.5	373.8
Equity in income of affiliates	(5.9)	(18.2)	(10.7)	(29.1)
Operating profit	224.7	278.1	397.9	455.7
Interest expense	44.2	65.5	92.3	134.1
Loss on debt extinguishment	6.4	7.3	7.6	7.3
Income before income taxes	174.1	205.3	298.0	314.3
Income tax expense	53.4	61.6	95.2	94.3
Net income	$120.7	$143.7	$202.8	$220.0

Net income per share:
Basic	$.74	$.87	$1.24	$1.33
Diluted	$.74	$.86	$1.23	$1.32

Weighted average shares outstanding:
Basic	162.4	166.0	164.1	166.0
Effect of dilutive shares	1.1	1.1	1.1	1.2
Diluted	163.5	167.1	165.2	167.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	October 30, 2011	May 1, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136.4	$374.7
Accounts receivable, net	724.8	709.6
Inventories	2,262.7	2,019.9
Prepaid expenses and other current assets	134.0	233.7
Total current assets	3,257.9	3,337.9

Property, plant and equipment, net	2,270.7	2,309.1
Goodwill	773.0	793.3
Investments	546.5	582.5
Intangible assets, net	384.0	386.6
Other assets	166.3	202.4
Total assets	$7,398.4	$7,611.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$73.7	$143.7
Accounts payable	470.7	434.4
Accrued expenses and other current liabilities	622.0	649.8
Total current liabilities	1,166.4	1,227.9

Long-term debt and capital lease obligations	2,089.3	1,978.6
Other liabilities	665.5	856.7

Redeemable noncontrolling interests	2.0	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 500,000,000 authorized shares; 160,950,495 and 166,080,231 issued and outstanding	80.5	83.0
Additional paid-in capital	1,586.8	1,638.7
Stock held in trust	(67.9)	(66.7)
Retained earnings	2,209.0	2,059.7
Accumulated other comprehensive loss	(333.9)	(169.2)
Total shareholders’ equity	3,474.5	3,545.5
Noncontrolling interests	0.7	1.1
Total equity	3,475.2	3,546.6
Total liabilities and equity	$7,398.4	$7,611.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	October 30, 2011	October 31, 2010
	(unaudited)
Cash flows from operating activities:
Net income	$202.8	$220.0
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	122.3	116.9
Gain on sale of property, plant and equipment, including breeding stock	(25.3)	(17.3)
Equity in income of affiliates	(10.7)	(29.1)
Pension expense	28.6	41.0
Pension contributions	(132.1)	(101.1)
Changes in operating assets and liabilities and other, net	(251.9)	7.4
Net cash flows (used by) from operating activities	(66.3)	237.8

Cash flows from investing activities:
Capital expenditures	(139.4)	(68.3)
Net disposals of breeding stock	9.9	19.9
Other	4.8	10.9
Net cash flows used by investing activities	(124.7)	(37.5)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(124.1)	(230.7)
Net proceeds from revolving credit facilities and notes payable	176.0	35.3
Repurchase of common stock	(110.6)	—
Change in cash collateral	23.9	(27.7)
Debt issuance costs and other	(10.9)	0.3
Net cash flows used by financing activities	(45.7)	(222.8)

Effect of foreign exchange rate changes on cash	(1.6)	0.5
Net change in cash and cash equivalents	(238.3)	(22.0)
Cash and cash equivalents at beginning of period	374.7	451.2
Cash and cash equivalents at end of period	$136.4	$429.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The three months ended October 30, 2011 correspond to the second quarter of fiscal 2012 and the three months ended October 31, 2010 correspond to the second quarter of fiscal 2011. Certain prior year amounts have been reclassified to conform to current year presentation.
Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (the FASB) issued new accounting guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines, based on its qualitative assessment, that the fair value of a reporting unit more likely than not exceeds its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted.

NOTE 2:	DISPOSAL OF LONG-LIVED ASSETS
Portsmouth, Virginia Plant
In November 2011 (fiscal 2012), we announced that we would shift the production of hot dogs and lunchmeat from The Smithfield Packing Company, Inc.'s Portsmouth, Virginia plant to its Kinston, North Carolina plant and permanently close the Portsmouth facility. The Kinston facility will be expanded to handle the additional production and will incorporate state of the art technology and equipment, which is expected to produce significant production efficiencies and cost reductions. The Kinston expansion will require an estimated $85 million in capital expenditures. The expansion of the Kinston facility and the closure of the Portsmouth facility are expected to be completed by the end of fiscal 2013.
As a result of this decision, we performed an impairment analysis of the related assets at the Portsmouth facility in the second quarter of fiscal 2012 and determined that the net cash flows expected to be generated over the anticipated remaining useful life of the plant are sufficient to recover its book value. As such, no impairment exists. However, we have revised depreciation estimates to reflect the use of the related assets at the Portsmouth facility over their shortened useful lives. As a result, we recognized accelerated depreciation charges of $0.4 million in cost of sales in the second quarter of fiscal 2012. We expect to recognize accelerated depreciation charges totaling $7.6 million over the next 18 months. Also, in connection with this decision, we wrote-down inventory by $0.8 million in cost of sales and accrued $0.6 million for employee severance in selling, general and administrative expenses in the second quarter of fiscal 2012. All of these charges are being reflected in the Pork segment.

Missouri Hog Farms
In the first half of fiscal 2011, we began reducing the hog population on certain of our farms in Missouri in order to comply with an amended consent decree from Missouri. The amended consent decree allows us to return the farms to full capacity upon the installation of an approved "next generation" technology that would reduce the level of odor produced by the farms. The reduced hog raising capacity at these farms is being replaced with third party contract farmers in Iowa. In the first quarter of fiscal 2011, in connection with the anticipated reduction in finishing capacity, we performed an impairment analysis of these hog farms and determined that the book value of the assets was recoverable and thus, no impairment existed.
Based on the favorable hog raising performance experienced with these third party contract farmers and the amount of capital required to install "next generation" technology at our Missouri farms, we made the decision in the first quarter of fiscal 2012 to permanently idle certain of the assets on these farms. Depreciation estimates have been revised to reflect the shortened useful lives of the assets. As a result, we recognized accelerated depreciation charges of $3.2 million and $7.5 million in cost of sales for the three and six months ended October 30, 2011, respectively. We also expect to recognize accelerated depreciation charges of $0.7 million in the third quarter of fiscal 2012. These charges are being reflected in the Hog Production segment.

NOTE 3:	INVENTORIES
Inventories consist of the following:

	October 30, 2011	May 1, 2011
	(in millions)
Livestock	$1,007.2	$963.9
Fresh and packaged meats	1,013.3	854.1
Grains	125.1	89.8
Manufacturing supplies	64.6	60.0
Other	52.5	52.1
Total inventories	$2,262.7	$2,019.9

NOTE 4:	DERIVATIVE FINANCIAL INSTRUMENTS
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

We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of October 30, 2011, prepaid expenses and other current assets included $36.2 million representing cash on deposit with brokers to cover losses on our open derivative instruments. As of October 30, 2011, accrued expenses and other current liabilities included $3.7 million representing cash deposits received from brokers to cover gains on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of October 30, 2011, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of October 30, 2011, we had credit exposure of $22.2 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, our credit exposure was reduced to $12.6 million. No significant concentrations of credit risk existed as of October 30, 2011.
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

	Assets		Liabilities
	October 30, 2011	May 1, 2011	October 30, 2011	May 1, 2011
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$13.6	$46.2	$5.7	$4.8
Livestock contracts	5.3	22.9	4.1	29.5
Interest rate contracts	—	—	—	2.3
Foreign exchange contracts	—	0.2	3.5	—
Total	18.9	69.3	13.3	36.6

Derivatives using the "mark-to-market" method:
Grain contracts	18.3	38.3	4.5	4.7
Livestock contracts	3.3	1.7	2.9	8.0
Energy contracts	0.5	1.0	2.5	0.1
Foreign exchange contracts	5.1	0.3	0.9	1.9
Total	27.2	41.3	10.8	14.7
Total fair value of derivative instruments	$46.1	$110.6	$24.1	$51.3
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of October 30, 2011, we held derivative instruments to hedge anticipated transactions through April 2013.
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
During the six months ended October 30, 2011, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	26,705,000	42,375,000	Bushels
Soybean meal	223,700	667,700	Tons
Lean hogs	469,720,000	960,360,000	Pounds
Interest rate	—	200,000,000	U.S. Dollars
Foreign currency (1)	23,496,793	48,046,395	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(2.7)	$77.4	$24.3	$1.3	$—	$0.9
Lean hog contracts	21.2	36.6	6.8	(9.2)	(1.0)	0.4
Interest rate contracts	—	(0.7)	(0.6)	(2.4)	—	—
Foreign exchange contracts	4.2	1.7	0.2	(0.8)	—	—
Total	$22.7	$115.0	$30.7	$(11.1)	$(1.0)	$1.3

	Six Months Ended		Six Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(16.6)	$92.2	$68.1	$(2.7)	$(0.1)	$0.7
Lean hog contracts	29.3	31.6	5.1	(19.7)	(1.1)	0.1
Interest rate contracts	—	(1.2)	(2.4)	(3.5)	—	—
Foreign exchange contracts	4.5	(3.9)	0.4	(2.7)	—	—
Total	$17.2	$118.7	$71.2	$(28.6)	$(1.2)	$0.8

For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.

During the first quarter of fiscal 2012, we discontinued cash flow hedge accounting on a number of grain contracts as it became probable that the original forecasted transactions would not transpire. As a result of this change, the table above for the six months ended October 30, 2011 includes gains of $12.0 million on grain contracts de-designated from hedging relationships that were reclassified from accumulated other comprehensive loss into earnings in the first quarter of fiscal 2012.
As of October 30, 2011, there were deferred net gains of $9.4 million, net of tax of $7.1 million, in accumulated other comprehensive loss. We expect to reclassify $11.8 million ($7.2 million net of tax) of deferred net gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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
During the six months ended October 30, 2011, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	—	221,680,000	Pounds
Corn	2,245,000	6,505,000	Bushels
The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gains (Losses) Recognized in Earnings on Derivative		Gains (Losses) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(in millions)		(in millions)
Commodity contracts	$1.4	$0.7	$(1.4)	$(6.2)

	Six Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(in millions)		(in millions)
Commodity contracts	$11.1	$5.7	$(5.0)	$(2.3)

We recognized losses of $1.2 million and gains of $2.3 million for the three months ended October 30, 2011 and October 31, 2010, respectively, and gains of $4.7 million and losses of $19.8 million for the six months ended October 30, 2011 and October 31, 2010, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
For fair value hedges of inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in losses of $6.3 million for the three months ended October 31, 2010, and gains of $5.7 million and $2.4 million for the six months ended October 30, 2011 and October 31, 2010, respectively.

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
During the six months ended October 30, 2011, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	4,640,000	334,320,000	Pounds
Corn	8,485,000	21,685,000	Bushels
Soybean meal	—	207,300	Tons
Soybeans	210,000	320,000	Bushels
Wheat	—	1,620,000	Bushels
Live cattle	—	120,000	Pounds
Natural gas	1,750,000	2,400,000	Million BTU
Heating oil	—	1,008,000	Gallons
Foreign currency (1)	38,820,846	105,324,993	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(in millions)		(in millions)
Commodity contracts	$4.5	$27.2	$25.3	$63.4
Foreign exchange contracts	(3.7)	(7.3)	(2.4)	(4.9)
Total	$0.8	$19.9	$22.9	$58.5

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
In the fourth quarter of fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations (the Cost Savings Initiative). The plan includes a number of undertakings designed to improve operating efficiencies and productivity. These consist of farm reconfigurations and conversions, termination of certain high cost, third party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities. We expect the Cost Savings Initiative to be substantially complete by the end of fiscal 2013.

The following table summarizes the balance of accrued expenses, the current period expense, the cumulative expenses incurred to date and the expected remaining expenses to be incurred related to the Cost Savings Initiative by major type of cost. All of the charges presented have been recorded in cost of sales in the Hog Production segment.

	Accrued Balance May 1, 2011	1st Quarter FY 2012 Expense	2nd Quarter FY 2012 Expense	Payments	Accrued Balance October 30, 2011	Cumulative Expense-to-Date	Estimated Remaining Expense
	(in millions)
Cost savings activities:
Contract terminations	$0.8	$0.1	$0.3	$(0.8)	$0.4	$22.6	$3.0
Other associated costs	1.6	0.9	0.9	(3.4)	—	8.7	0.7
Total cost savings activities	$2.4	1.0	1.2	$(4.2)	$0.4	31.3	3.7

Other charges:
Accelerated depreciation		0.1	—			5.6	—
Impairment		—	—			2.5	—
Total other charges		0.1	—			8.1	—
Total cost savings activities and other charges		$1.1	$1.2			$39.4	$3.7

NOTE 6:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	October 30, 2011	May 1, 2011
		(in millions)
Campofrío Food Group (CFG)	37%	$419.1	$445.1
Mexican joint ventures	50%	100.1	110.2
Other	Various	27.3	27.2
Total investments		$546.5	$582.5

Equity in income of affiliates consists of the following:

		Three Months Ended		Six Months Ended
Equity Investment	Segment	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
		(in millions)		(in millions)
CFG (1)	International	$(4.0)	$(7.7)	$(4.2)	$(10.9)
Mexican joint ventures	International	(1.9)	(10.9)	(4.9)	(15.8)
All other equity method investments	Various	—	0.4	(1.6)	(2.4)
Equity in income of affiliates		$(5.9)	$(18.2)	$(10.7)	$(29.1)
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

As of October 30, 2011, we held 37,811,302 shares of CFG common stock. During the second quarter of fiscal 2012, CFG's stock price, like many global equity markets, experienced significant volatility and dropped as low as €5.28 per share and, for the first time in over twelve months, the carrying value of our investment in CFG exceeded the estimated fair value, indicating a potential impairment. The stock did, however, subsequently recover and was valued at €6.20 per share (approximately $8.77 per share) on the last day of trading before the end of our second quarter of fiscal 2012. Also, the stock traded as high as €9.28 during the first half of fiscal 2012. Based on the stock price and foreign exchange rate as of October 30, 2011, the carrying value of our investment in CFG continued to exceed the market value of the underlying securities. As a result, we analyzed our investment in CFG for impairment and have determined that the fair value exceeded its carrying amount as of October 30, 2011. We estimated the fair value of our investment based on a variety of information including market multiples for comparable businesses, independent third party valuation reports, the market price of the underlying securities and a premium applied for our significant noncontrolling interest. The premium is based on the premise that we are the single largest shareholder of CFG, hold positions on CFG's Board of Directors and have significant influence over the strategic and operational decisions made by CFG. Based on our assessment, no impairment existed as of October 30, 2011.

NOTE 7:	DEBT
2014 Notes
During the second quarter of fiscal 2012, we repurchased $37.1 million of our 10% senior secured notes due July 2014 for $41.9 million and recognized a loss of $6.4 million on this debt extinguishment, including the write-off of related unamortized premiums and debt costs.
2011 Notes
During the first quarter of fiscal 2012, we redeemed the remaining $77.8 million of our 7% senior unsecured notes due August 2011.
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
Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. However, it will mature on March 15, 2014 if the outstanding principal balance of our senior secured notes due July 2014 (2014 Notes), net of the amount of cash in excess of $75 million, exceeds $300 million on that date. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of October 30, 2011, the unused commitment fee and interest rate were 0.375% and LIBOR plus 2.5%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit Agreement) may not be less than 2.5 to 1.0. Obligations under the Inventory Revolver are guaranteed by our material U.S. subsidiaries and are secured by (i) a first priority lien on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests (the Inventory Revolver Collateral), and (ii) a second priority lien on substantially all of the guarantors’ real property, fixtures and equipment (the Non-Inventory Revolver Collateral). We incurred approximately $9.7 million in transaction fees in connection with the Inventory Revolver, which are being amortized over its five-year life.
The term of the Securitization Facility is three years. As part of the arrangement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of October 30, 2011, the SPV held $494.9 million of accounts receivable and we had outstanding borrowings of $150.0 million on the Securitization Facility.

The unused commitment fee and the interest rate spreads under the Securitization Facility are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of October 30, 2011, the unused commitment fee and interest rate were 0.375% and the lender's cost of funds of 0.28% plus 1.25%, respectively. We incurred approximately $1.3 million in transaction fees in connection with the Securitization Facility, which are being amortized over its three-year life.
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
We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $87.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $60.0 million was outstanding as of October 30, 2011, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee $11.9 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

NOTE 9:	INCOME TAXES
Our effective tax rate was 31% and 30% for the three months ended October 30, 2011 and October 31, 2010, respectively, and 32% and 30% for the six months ended October 30, 2011 and October 31, 2010, respectively. The year-over-year variance in the effective tax rate resulted primarily from a change in the mix of domestic earnings, which have higher effective tax rates, and foreign earnings in fiscal 2012 compared to fiscal 2011. Reserves for uncertain tax positions of $8.7 million and $10.6 million were released and recorded in income tax expense for the three and six months ended October 30, 2011, respectively.

NOTE 10:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(in millions)		(in millions)
Service cost	$9.4	$9.3	$18.7	$18.5
Interest cost	19.0	18.7	38.0	37.5
Expected return on plan assets	(19.9)	(16.0)	(39.8)	(32.0)
Net amortization	5.8	8.5	11.7	17.0
Net periodic pension cost	$14.3	$20.5	$28.6	$41.0
In June 2011 (fiscal 2012), we made a voluntary contribution of $100.0 million to our qualified pension plans above the minimum amount required under government regulations. As a result of the voluntary contribution, we now expect employer contributions to our qualified pension plans for fiscal 2012 to total approximately $140.0 million.

NOTE 11:	SHAREHOLDERS’ EQUITY
Share Repurchase Program
In June 2011 (fiscal 2012), we announced that our board of directors had approved a share repurchase program authorizing us to buy up to $150.0 million of our common stock over the subsequent 24 month period (the Share Repurchase Program). This authorization replaced our previous share repurchase program.
In September 2011 (fiscal 2012), our board of directors approved an increase of $100.0 million to the authorized amount under the Share Repurchase Program. Share repurchases may be made on the open market or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, depend on corporate cash balances, business and economic conditions and other factors, including investment opportunities. The Share Repurchase Program may be discontinued at any time.
During the six months ended October 30, 2011, we repurchased 5,515,377 shares of our common stock for $110.6 million. The price of the repurchased shares has been allocated between common stock, additional paid-in capital and retained earnings in our consolidated condensed balance sheet in accordance with applicable accounting guidance. All share repurchases were funded from cash on hand.
Stock Options and Performance Share Units
During the six months ended October 30, 2011, we issued 18,436 shares of common stock upon the exercise of stock options and 367,205 shares of common stock for vested performance share units. We issued 84,499 shares of common stock upon exercise of stock options in fiscal 2011. In fiscal 2011, no performance share units vested; therefore, no shares were issued.
Comprehensive Income
The components of comprehensive income, net of tax, consist of:

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(in millions)		(in millions)
Net income	$120.7	$143.7	$202.8	$220.0
Hedge accounting	(10.5)	78.4	(38.6)	89.7
Foreign currency translation	(88.9)	74.8	(133.2)	23.5
Pension accounting	3.6	5.2	7.1	10.5
Total comprehensive income	$24.9	$302.1	$38.1	$343.7

NOTE 12:	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of October 30, 2011 and May 1, 2011:

	October 30, 2011				May 1, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$12.0	$9.4	$—	$21.4	$45.2	$34.6	$—	$79.8
Foreign exchange contracts	—	5.1	—	5.1	—	0.5	—	0.5
Insurance contracts	45.0	—	—	45.0	49.4	—	—	49.4
Total	$57.0	$14.5	$—	$71.5	$94.6	$35.1	$—	$129.7

Liabilities
Derivatives:
Commodity contracts	$—	$0.1	$—	$0.1	$16.8	$—	$—	$16.8
Interest rate contracts	—	—	—	—	—	2.3	—	2.3
Foreign exchange contracts	—	4.4	—	4.4	—	1.9	—	1.9
Total	$—	$4.5	$—	$4.5	$16.8	$4.2	$—	$21.0

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the six months ended October 30, 2011, we had no assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.

Other Financial Instruments
We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of October 30, 2011 and May 1, 2011.

	October 30, 2011		May 1, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,461.4	$2,135.9	$2,418.0	$2,094.7

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 13:	CONTINGENCIES
Litigation
Other than the following matters, there have been no significant developments regarding litigation disclosed in Note 17 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, nor have any significant new matters arisen during the six months ended October 30, 2011.
Missouri Litigation
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011 and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, in 2002, lawsuits based on the law of nuisance were filed against Premium Standard Farms (PSF), a wholly-owned subsidiary acquired on May 7, 2007, and Continental Grain Company (CGC) in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. On March 4, 2010, a jury trial involving 15 plaintiffs who live near Homan farm resulted in a jury verdict of compensatory damages for the plaintiffs for a total of $11.1 million. The Court of Appeals of Missouri (Western District) denied defendants' appeal. On May 17, 2011, defendants filed an Application for Transfer of the appeal with the Missouri Supreme Court, which was denied on August 30, 2011 and PSF will pay the judgment plus interest. Pursuant to a pre-existing arrangement, PSF is obligated to indemnify CGC for certain liabilities, if any, resulting from the Missouri litigation, including the liabilities resulting from the foregoing verdict. The next Adwell trial, which will resolve the claims of up to 28 plaintiffs who live near Scott Colby farm, has been scheduled to commence on February 4, 2013, and discovery is ongoing.
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
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, in May 2004, a putative class action lawsuit entitled Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc., PSF, and PSF Group Holdings, Inc. was filed in the Circuit Court of Jackson County, Missouri. As a result of various venue transfer rulings and notices of dismissal, Herrold cases are pending in Chariton, Clark, DeKalb, Harrison, Jackson, and Linn counties. Trial for one of the Herrold cases pending in Harrison County, Engel, et al. v. PSF, et al., which involves the claims of four plaintiffs, has been scheduled to commence on October 9, 2012, and discovery is ongoing.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, in May 2007, a nuisance lawsuit entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. was filed against numerous defendants in the Circuit Court of Vernon County, Missouri. Trial for the claims of the eleven plaintiffs remaining in the Cooper case has been scheduled to commence on May 1, 2013, and discovery is ongoing.

Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1-Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. We established an accrual with respect to the Missouri nuisance suits, including the cases described above, on the opening balance sheet for our acquisition of PSF in fiscal 2008 and we have periodically adjusted that accrual as developments have occurred. The accrual, as adjusted from time to time, represents our best estimate of the probable loss for these suits. In response to recent developments, including substantial progress made in global settlement negotiations, we increased the accrual by $39.0 million in the first quarter of fiscal 2012 pursuant to applicable accounting guidance governing contingencies and subsequent events. These charges were recorded in selling, general and administrative expenses. Beginning in late June and continuing into the third quarter of fiscal 2012, we have made substantial progress in global settlement negotiations with counsel representing substantially all of the plaintiffs in the Missouri nuisance suits. As a result of this progress, we believe a global settlement with those plaintiffs is probable although we have not yet entered into a global settlement agreement and it is possible that we will be unsuccessful in doing so. If a settlement is reached, we intend to seek recovery under various insurance policies and believe that we could eventually recover a substantial portion of the settlement payment. Expenses and other liabilities associated with the Missouri nuisance suits will not affect our future profits or losses unless the accrual, as adjusted, proves to be insufficient or excessive. Although legal expenses incurred in our and our subsidiaries' defense of these claims and any payments made to plaintiffs will reduce our cash flows and our liquidity position, we do not expect such payments to have a material adverse impact on our overall financial position or liquidity.

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

The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(in millions)		(in millions)
Sales:
Segment sales—
Pork	$2,774.8	$2,478.1	$5,372.1	$4,891.6
Hog Production	785.3	706.6	1,535.1	1,354.9
International	391.1	329.4	766.1	645.7
Other	—	31.4	—	61.8
Total segment sales	3,951.2	3,545.5	7,673.3	6,954.0
Intersegment sales—
Pork	(6.3)	(6.3)	(15.7)	(13.8)
Hog Production	(624.7)	(530.5)	(1,236.3)	(1,020.6)
International	(7.6)	(9.9)	(14.5)	(19.5)
Total intersegment sales	(638.6)	(546.7)	(1,266.5)	(1,053.9)
Consolidated sales	$3,312.6	$2,998.8	$6,406.8	$5,900.1

Operating profit (loss):
Pork	$171.2	$188.9	$307.9	$302.2
Hog Production	63.9	78.3	133.6	142.1
International	17.3	44.1	17.3	68.6
Other	—	(3.0)	—	(1.8)
Corporate	(27.7)	(30.2)	(60.9)	(55.4)
Consolidated operating profit	$224.7	$278.1	$397.9	$455.7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
EXECUTIVE OVERVIEW
We are the largest hog producer and pork processor in the world. We are also the leader in numerous packaged meats categories with popular brands including Farmland®, Smithfield®, Eckrich®, Armour® and John Morrell®. We are committed to providing good food in a responsible way and maintaining robust animal care, community involvement, employee safety, environmental, and food safety and quality programs.
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
Second Quarter of Fiscal 2012 Summary
Net income was $120.7 million, or $.74 per diluted share, in the second quarter of fiscal 2012, compared to net income of $143.7 million, or $.86 per diluted share, in the same quarter last year. The following summarizes the results of each of our reportable segments and other changes impacting net income for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011:

▪	Pork segment operating profit decreased from $188.9 million to $171.2 million due to significantly higher raw material costs, including a 22% increase in the market price of live hogs.

▪	Hog Production segment operating profit decreased by $14.4 million due primarily to better results experienced in the prior year on derivative instruments that were marked to market through earnings.

▪	International segment operating profit decreased by $26.8 million as a result of significantly higher raw material costs in our meat processing and hog production operations, and softer demand.

▪	Corporate segment operating loss decreased by $2.5 million primarily due to lower variable compensation expenses.

▪	Interest expense decreased $21.3 million, or 33%, as a result of our Project 100 initiative, which is described below.
Project 100

In the latter half of fiscal 2010, we developed a plan to reduce the level of debt on our balance sheet by $1 billion and eliminate $100 million of annual finance and interest expense from our statement of income (Project 100). This project was intended to improve our credit metrics, extend and smooth maturities of our various debt obligations and utilize idle cash on hand, while at the same time, maintaining ample liquidity. With the repayment of our remaining 7% senior unsecured notes due August 2011, Project 100 was complete. As a result, we have dramatically reduced our leverage and interest expense compared to fiscal 2010. Our net debt (long-term debt and capital lease obligations including current portion, net of cash) to total capitalization (net debt plus shareholders' equity) was 37% as of October 30, 2011. Our goal is to maintain a net debt to total capitalization ratio of approximately 40% or lower with a ceiling of 50%.

Share Repurchase Program
In June 2011 (fiscal 2012), we announced that our board of directors had approved a share repurchase program authorizing us to buy up to $150.0 million of our common stock over the subsequent 24 month period (the Share Repurchase Program). In September 2011 (fiscal 2012), our board of directors approved an increase of $100.0 million to the authorized amount of the Share Repurchase Program. Since the program was authorized, we have repurchased a total of 5,515,377 shares of our common stock for $110.6 million.
GIPSA Rule
In our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, we reported on a proposed rule published in June 2010 from the U.S. Department of Agriculture's Grain Inspection, Packers and Stockyards Administration (GIPSA). In November 2011, an agricultural appropriations bill was enacted that, among other things, blocks GIPSA from moving forward with significant portions of the proposed rule. Consistent with the bill, the Company understands that GIPSA has made substantial changes to its proposed rule, but the final rule has not yet been issued. Based on our understanding of the expected changes, we do not believe that the revised rule will have a material adverse effect on our financial position or results of operations.
Outlook
The commodity markets affecting our business are often volatile and fluctuate on a daily basis. In this unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪
Pork—Following fiscal 2011's record levels, strong fresh pork margins have continued into the first half of fiscal 2012, despite substantially higher domestic live hog market prices. As we enter the second half of the fiscal year, fundamentals in the fresh pork complex continue to support robust profitability. Healthy export volumes, particularly to Asia, have fueled fresh pork profitability through the first six months. We expect export demand to remain healthy, providing domestic price support and helping the overall fresh pork complex. Additionally, the segment should benefit from relatively high pork prices around the world. Accordingly, we remain optimistic about our fresh pork performance for the balance of fiscal 2012. That said, a meaningful deterioration in export demand could place significant downward pressure on margins.

Our packaged meats business maintained solid margins through the first six months of fiscal 2012, despite sharp increases in raw material costs. Although packaged meats volumes for the first six months of fiscal 2012 were relatively unchanged from last year, our sales mix continues to improve. We successfully grew our retail packaged meats volume in our twelve core brands by 5% in the first half of fiscal 2012, despite competing in categories that are flat industry-wide. We are targeting 3% volume growth in packaged meats for the full fiscal year with the support of increased marketing efforts. We expect our packaged meats business will continue to be solidly profitable for the remainder of fiscal 2012. We expect margins in this part of the business to average $.10 to $.15 per pound.
In summary, we continue to be optimistic about the Pork segment in the near term. We remain focused on leveraging our highly coordinated sales and marketing platform and consolidated brand portfolio to drive profitable top line growth.

▪
Hog Production—Balanced U.S. hog fundamentals and tighter global protein supplies continued to push live hog market prices higher in fiscal 2012. Domestic live hog prices were up 20% in the first six months of the fiscal year compared to the same period a year ago. The lean hog futures curve suggests healthy price levels for the balance of the year, with normal seasonal lows forecast for the third quarter of fiscal 2012. No significant herd expansion on the horizon should be supportive of prices going forward.

Our domestic raising costs crept up to $64 per hundredweight in the second quarter of fiscal 2012 from $63 per hundredweight in the first quarter of fiscal 2012, and up from $54 per hundredweight a year ago. Previously, we expected raising costs to drift into the mid to upper $60's. However, recent declines in feed grain prices are easing upward pressure and will likely result in small sequential decreases in raising costs as we move through the last half of fiscal 2012 and into fiscal 2013.
In summary, favorable grain hedges for the balance of fiscal 2012 should mitigate risks relative to our raising costs. And, we believe a comfortable balance domestically, between restrained supply of pork and other proteins, coupled with healthy exports, is supportive of hog prices and hog production results going forward. Consequently, while we do not expect meaningful operating profits in the third quarter of fiscal 2012, we do anticipate our full fiscal year hog production results will fall into the normalized range.

•
International—During the first quarter of fiscal 2012, our international operations were negatively impacted by recessionary conditions and higher raw material costs. In the second quarter, we saw modest, sequential improvements in all aspects of the business. Looking forward, we are cautiously optimistic the gains we saw in the second quarter can be sustained and our international operations will be modestly profitable for the balance of fiscal 2012.

On the meat processing side of our international business, we expect our Polish meat operations will make positive contributions in the last six months of fiscal 2012. We also expect continued profitability in our Mexican meat operations. In Romania, our meat processing operations continue to face a recessionary environment and weak domestic demand. However, provisional approval has been received to export pork products out of Romania to European Union member countries. As a result, we also expect improving results from our Romanian meat operations over the balance of the fiscal year.
On the live production side of the business, we expect to see improvements in live hog pricing as expected decreases in international pig inventories, particularly in Europe, tighten supplies in the second half of the fiscal year. As a consequence, our outlook for international hog production for the second half of the fiscal year reflects improved results compared to the first half.
Finally, we expect persistent recessionary conditions in Europe will continue to pressure Campofrío Food Group's (CFG) results for the remainder of fiscal 2012. In spite of this, we expect positive contributions from CFG.
RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
Portsmouth, Virginia Plant
In November 2011 (fiscal 2012), we announced that we would shift the production of hot dogs and lunchmeat from The Smithfield Packing Company, Inc.'s Portsmouth, Virginia plant to its Kinston, North Carolina plant and permanently close the Portsmouth facility. The Kinston facility will be expanded to handle the additional production and will incorporate state of the art technology and equipment, which is expected to produce significant production efficiencies and cost reductions. The Kinston expansion will require an estimated $85 million in capital expenditures. The expansion of the Kinston facility and the closure of the Portsmouth facility are expected to be completed by the end of fiscal 2013.

As a result of this decision, we performed an impairment analysis of the related assets at the Portsmouth facility in the second quarter of fiscal 2012 and determined that the net cash flows expected to be generated over the anticipated remaining useful life of the plant are sufficient to recover its book value. As such, no impairment exists. However, we have revised depreciation estimates to reflect the use of the related assets at the Portsmouth facility over their shortened useful lives. As a result, we recognized accelerated depreciation charges of $0.4 million in cost of sales in the second quarter of fiscal 2012. We expect to recognize accelerated depreciation charges totaling $7.6 million over the next 18 months. Also, in connection with this decision, we wrote-down inventory by $0.8 million in cost of sales and accrued $0.6 million for employee severance in selling, general and administrative expenses in the second quarter of fiscal 2012. All of these charges are being reflected in the Pork segment.
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
Based on the favorable hog raising performance experienced with these third party contract farmers and the amount of capital required to install "next generation" technology at our Missouri farms, we made the decision in the first quarter of fiscal 2012 to permanently idle certain of the assets on these farms. Depreciation estimates have been revised to reflect the shortened useful lives of the assets. As a result, we recognized accelerated depreciation charges of $3.2 million and $7.5 million in cost of sales for the three and six months ended October 30, 2011, respectively. We also expect to recognize accelerated depreciation charges of $0.7 million in the third quarter of fiscal 2012. These charges are being reflected in the Hog Production segment.
Missouri Litigation
We established an accrual with respect to the Missouri nuisance suits, described in "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011 and "Item 1. Legal Proceedings" herein, on the opening balance sheet for our acquisition of PSF in fiscal 2008 and we have periodically adjusted that accrual as developments have occurred. The accrual, as adjusted from time to time, represents our best estimate of the probable loss for these suits. In response to recent developments, including substantial progress made in global settlement negotiations, we increased the accrual by $39.0 million in the first quarter of fiscal 2012 pursuant to applicable accounting guidance governing contingencies and subsequent events. These charges were recorded in selling, general and administrative expenses. Beginning in late June and continuing into the third quarter of fiscal 2012, we have made substantial progress in global settlement negotiations with counsel representing substantially all of the plaintiffs in the Missouri nuisance suits. As a result of this progress, we believe a global settlement with those plaintiffs is probable although we have not yet entered into a global settlement agreement and it is possible that we will be unsuccessful in doing so. If a settlement is reached, we intend to seek recovery under various insurance policies and believe that we could eventually recover a substantial portion of the settlement payment. Expenses and other liabilities associated with the Missouri nuisance suits will not affect our future profits or losses unless the accrual, as adjusted, proves to be insufficient or excessive. Although legal expenses incurred in our and our subsidiaries' defense of these claims and any payments made to plaintiffs will reduce our cash flows and our liquidity position, we do not expect such payments to have a material adverse impact on our overall financial position or liquidity.
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

Hog Production Cost Savings Initiative
In the fourth quarter of fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations (the Cost Savings Initiative). The plan includes a number of undertakings designed to improve operating efficiencies and productivity. These consist of farm reconfigurations and conversions, termination of certain high cost, third party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities. We incurred charges related to these activities totaling $1.2 million and $2.3 million in the three and six months ended October 30, 2011, respectively. We incurred charges of $15.3 million and $15.8 million in the comparative prior year periods. We expect the Cost Savings Initiative to be substantially complete by the end of fiscal 2013.
Consolidated Results of Operations
The tables presented below compare our results of operations for the three and six months ended October 30, 2011 and October 31, 2010. As used in the tables, "NM" means "not meaningful."
Sales and cost of sales

	Three Months Ended			Six Months Ended
	October 30, 2011	October 31, 2010	% Change	October 30, 2011	October 31, 2010	% Change
	(in millions)			(in millions)
Sales	$3,312.6	$2,998.8	10%	$6,406.8	$5,900.1	9%
Cost of sales	2,893.0	2,566.1	13	5,580.1	5,099.7	9
Gross profit	$419.6	$432.7	(3)%	$826.7	$800.4	3%
Gross profit margin	13%	14%		13%	14%

The following items explain the significant changes in sales and gross profit:
Three Months:

▪
The increase in consolidated sales was driven primarily by the Pork segment, where average unit selling prices increased 9% on significantly higher market prices for fresh pork and an improved sales mix in packaged meats. Additionally, volumes increased 3% spurred by strong export demand.

▪
Raw material costs increased substantially in all segments of the business. Domestic live hog market prices increased to $69 per hundredweight from $56 per hundredweight in the prior year. Domestic raising costs increased from $54 per hundredweight to $64 per hundredweight as a result of higher feed prices.

▪
Cost of sales in the prior year included $15.3 million of charges associated with the Cost Savings Initiative compared to $1.2 million in the current year. Cost of sales in the current year also includes $3.6 million of accelerated depreciation charges related to PSF Missouri and Portsmouth assets.

Six Months:

▪
The increase in consolidated sales was driven primarily by the Pork segment, where average unit selling prices increased 9% on significantly higher market prices for fresh pork and an improved sales mix in packaged meats.

▪
Raw material costs increased substantially in all segments of the business. Domestic live hog market prices increased to $68 per hundredweight from $57 per hundredweight in the prior year. Domestic raising costs increased to $64 per hundredweight from $54 per hundredweight as a result of higher feed prices.

▪
Cost of sales in the prior year included $15.8 million of charges associated with the Cost Savings Initiative compared to $2.3 million in the current year. Also, cost of sales in the current year includes $7.9 million of accelerated depreciation charges related to PSF Missouri and Portsmouth assets.

Selling, general and administrative expenses (SG&A)

	Three Months Ended			Six Months Ended
	October 30, 2011	October 31, 2010	% Change	October 30, 2011	October 31, 2010	% Change
	(in millions)			(in millions)
Selling, general and administrative expenses	$200.8	$172.8	16%	$439.5	$373.8	18%

The following items explain the significant changes in SG&A:
Three Months:

▪	The prior year includes a $19.1 million net benefit related primarily to an insurance settlement associated with the Missouri litigation.

▪	Marketing and advertising expenses increased $8.5 million as we have increased our focus in this area in an effort to drive profitable top line growth.
Six Months:

▪	In the first quarter of fiscal 2012, we recorded a charge of $39.0 million related to the Missouri litigation, which is more fully described under "Significant Events Affecting Results of Operations."

▪	The prior year includes a $19.1 million net benefit related primarily to an insurance settlement associated with the Missouri litigation.

▪	Marketing and advertising expenses increased $7.7 million as we have increased our focus in this area in an effort to drive profitable top line growth.
Equity in income of affiliates

	Three Months Ended			Six Months Ended
	October 30, 2011	October 31, 2010	% Change	October 30, 2011	October 31, 2010	% Change
	(in millions)			(in millions)
CFG	$(4.0)	$(7.7)	(48)%	$(4.2)	$(10.9)	(61)%
Mexican joint ventures	(1.9)	(10.9)	(83)	(4.9)	(15.8)	(69)
All other equity method investments	—	0.4	(100)	(1.6)	(2.4)	(33)
Equity in income of affiliates	$(5.9)	$(18.2)	(68)%	$(10.7)	$(29.1)	(63)%

The following items explain the significant changes in equity in income of affiliates for the three and six month periods:

▪	Equity income from CFG decreased as a result of higher raw material costs and weaker consumer demand.

▪	Equity income from our Mexican joint ventures decreased primarily due to unfavorable changes in foreign exchange rates and higher feed costs.

Interest expense

	Three Months Ended			Six Months Ended
	October 30, 2011	October 31, 2010	% Change	October 30, 2011	October 31, 2010	% Change
	(in millions)			(in millions)
Interest expense	$44.2	$65.5	(33)%	$92.3	$134.1	(31)%

Interest expense decreased as a result of our Project 100 initiative, under which we have redeemed more than $1 billion of debt since the first quarter of fiscal 2011, including $600 million of our 7% senior unsecured notes due August 2011, $238 million of our 10% senior secured notes due July 2014 and $190 million of our 7.75% senior unsecured notes due May 2013.

Loss on debt extinguishment

	Three Months Ended			Six Months Ended
	October 30, 2011	October 31, 2010	% Change	October 30, 2011	October 31, 2010	% Change
	(in millions)			(in millions)
Loss on debt extinguishment	$6.4	$7.3	(12)%	$7.6	$7.3	4%

Fiscal 2012

▪	During the second quarter of fiscal 2012, we recognized a loss of $6.4 million on the repurchase of $37.1 million of our 10% senior secured notes due July 2014.

▪
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

Fiscal 2011

▪	During the second quarter of fiscal 2011, we recognized a loss of $7.3 million on the repurchase of $203.8 million of our 7% senior unsecured notes due August 2011.
Income tax expense

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(in millions)		(in millions)
Income tax expense	$53.4	$61.6	$95.2	$94.3
Effective tax rate	31%	30%	32%	30%

The year-over-year variance in the effective tax rate resulted primarily from a change in the mix of domestic earnings, which have higher effective tax rates, and foreign earnings in fiscal 2012 compared to fiscal 2011. Reserves for uncertain tax positions of $8.7 million and $10.6 million were released and recorded in income tax expense for the three and six months ended October 30, 2011, respectively.

Segment Results
The following information reflects the results from each respective segment prior to the elimination of inter-segment sales.
Pork Segment

	Three Months Ended			Six Months Ended
	October 30, 2011	October 31, 2010	% Change	October 30, 2011	October 31, 2010	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales:
Fresh pork (1)	$1,292.4	$1,091.8	18%	$2,546.6	$2,243.2	14%
Packaged meats	1,482.4	1,386.3	7	2,825.5	2,648.4	7
Total	$2,774.8	$2,478.1	12%	$5,372.1	$4,891.6	10%

Operating profit: (2)
Fresh pork (1)	$96.2	$113.4	(15)%	$131.6	$159.4	(17)%
Packaged meats	75.0	75.5	(1)	176.3	142.8	23
Total	$171.2	$188.9	(9)%	$307.9	$302.2	2%

Sales volume:
Fresh pork			3%			—%
Packaged meats			1%			—%
Total			3%			1%

Average unit selling price:
Fresh pork			15%			13%
Packaged meats			6%			7%
Total			9%			9%

Hogs processed			2%			—%

Average domestic live hog prices (per hundredweight) (3)	$68.64	$56.13	22%	$68.35	$57.11	20%
——————————————

(1)	Includes by-products and rendering.

(2)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.

(3)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
In addition to the information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:
Three Months:

▪
Sales and operating profit were positively impacted by substantially higher average unit selling prices driven by favorable supply and demand fundamentals coupled with strong export sales, and an improved sales mix in packaged meats.

▪
Fresh pork operating profit decreased to $14 per head from $16 per head in the prior year as a 22% increase in domestic live hog prices did not fully translate into higher market prices for fresh meat.

▪
Packaged meats operating profit decreased to $.11 per pound from $.12 per pound in the prior year. Higher raw material costs put pressure on profit margins. However, an improvement in product mix of more high margin core brands and less low margin non-core and private label volume largely offset the impact of higher raw material costs.

Six Months:

▪
Sales and operating profit were positively impacted by substantially higher average unit selling prices driven by favorable supply and demand fundamentals coupled with strong export sales, and an improved sales mix in packaged meats.

▪
Fresh pork operating profit decreased to $10 per head from $12 per head in the prior year as a 20% increase in domestic live hog prices did not fully translate into higher market prices for fresh meat.

▪
Packaged meats operating profit increased to $.14 per pound from $.11 per pound in the prior year as a result of strong pricing discipline and an improvement in product mix of more high margin core brands and less low margin non-core and private label volume, which more than offset the impact of higher raw material costs.

Hog Production Segment

	Three Months Ended			Six Months Ended
	October 30, 2011	October 31, 2010	% Change	October 30, 2011	October 31, 2010	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales	$785.3	$706.6	11%	$1,535.1	$1,354.9	13%
Operating profit	$63.9	$78.3	(18)%	$133.6	$142.1	(6)%

Head sold	3.98	4.30	(7)%	7.78	8.13	(4)%

Average domestic live hog prices (per hundredweight) (1)	$68.64	$56.13	22%	$68.35	$57.11	20%
Domestic raising costs (per hundredweight) (2)	$64.46	$53.53	20%	$63.69	$54.00	18%
——————————————

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

(2)	Includes the effects of grain derivative contracts designated in hedging relationships.
In addition to the information provided in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit:
Three Months:

▪	Sales and operating profit were positively impacted by higher live hog market prices.

▪	Sales volume declined due to the sale of our Oklahoma hog farms in the third quarter of fiscal 2011 as well as temporary disruptions from the Cost Savings Initiative.

▪	Domestic raising costs increased as a result of higher feed costs.

▪
Fiscal 2012 operating profit includes gains of $3.6 million compared to gains of $22.6 million in fiscal 2011 from derivative contracts that are not reflected in the average live hog prices and raising costs presented in the table above; primarily lean hog derivative contracts and grain derivative contracts that are not designated in hedging relationships for accounting purposes.

▪	Fiscal 2011 operating profit includes a $19.1 million net benefit related primarily to an insurance settlement associated with the Missouri litigation.

▪	Fiscal 2012 operating profit includes $1.2 million in charges associated with the Cost Savings Initiative compared to $15.3 million in fiscal 2011.

▪	Fiscal 2012 operating profit includes accelerated depreciation charges of $3.2 million due to our decision in the first quarter of fiscal 2012 to permanently idle certain Missouri farm assets.
Six Months:

▪	Sales and operating profit were positively impacted by higher live hog market prices.

▪	Sales volume declined due to the sale of our Oklahoma hog farms in the third quarter of fiscal 2011 as well as temporary disruptions from the Cost Savings Initiative.

▪	Domestic raising costs increased as a result of higher feed costs.

▪	In the first quarter of fiscal 2012, we recorded a charge of $39.0 million related to the Missouri litigation, which is more fully described under "Significant Events Affecting Results of Operations."

▪
Fiscal 2012 operating profit includes gains of $34.0 million compared to gains of $27.2 million in fiscal 2011 from derivative contracts that are not reflected in the average live hog prices and raising costs presented in the table above; primarily lean hog derivative contracts and grain derivative contracts that are not designated in hedging relationships for accounting purposes.

▪	Fiscal 2012 operating profit includes $2.3 million in charges associated with the Cost Savings Initiative compared to $15.8 million in fiscal 2011.

▪	Fiscal 2012 operating profit includes accelerated depreciation charges of $7.5 million due to our decision in the first quarter of fiscal 2012 to permanently idle certain Missouri farm assets.

International Segment

	Three Months Ended			Six Months Ended
	October 30, 2011	October 31, 2010	% Change	October 30, 2011	October 31, 2010	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales:
Poland	$303.1	$254.4	19%	$595.2	$496.2	20%
Romania	65.5	51.4	27	123.1	98.0	26
Other	22.5	23.6	(5)	47.8	51.5	(7)
Total	$391.1	$329.4	19%	$766.1	$645.7	19%

Operating profit (loss):
Poland	$12.2	$21.9	(44)%	$14.8	$39.3	(62)%
Romania	(0.1)	5.6	(102)	(4.7)	5.4	(187)
Other (1)	5.2	16.6	(69)	7.2	23.9	(70)
Total	$17.3	$44.1	(61)%	$17.3	$68.6	(75)%

Poland:
Sales volume (2)			(6)%			(5)%
Average unit selling price (2)			29%			28%
Hogs processed			(9)%			(6)%
Raising costs (per hundredweight)			40%			40%

Romania:
Sales volume (2)			14%			8%
Average unit selling price (2)			10%			13%
Hogs processed			5%			6%
Raising costs (per hundredweight)			22%			26%
——————————————

(1)	Includes our equity method investments in Mexico and the results from our investment in CFG.

(2)	Excludes the sale of live hogs and includes the impact of foreign currency translation.
In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:
Three Months:

▪	Foreign currency translation effects increased sales by approximately $40.5 million, or 12%.

▪	Average unit selling price in Poland, excluding the impact of foreign currency translation, increased 12% primarily due to a shift in product mix to more packaged meats products.

▪	Operating profit was negatively impacted by higher raw material costs across all of our international operations and joint ventures, as well as softer demand.

▪	Unfavorable changes in foreign exchange rates negatively impacted equity income from our Mexican joint ventures by $4.4 million.

▪	Fiscal 2012 operating profit in Poland includes a $1.9 million gain on the sale of a hog farm.

Six Months:

▪	Foreign currency translation effects increased sales by approximately $78.6 million, or 12%.

▪	Average unit selling price in Poland, excluding the impact of foreign currency translation, increased 13% primarily due to a shift in product mix to more packaged meats products.

▪	Operating profit was negatively impacted by higher raw material costs across all of our international operations and joint ventures, as well as softer demand.

▪	Unfavorable changes in foreign exchange rates negatively impacted equity income from our Mexican joint ventures by $3.4 million.

▪	Fiscal 2012 operating profit in Poland includes a $1.9 million gain on the sale of a hog farm.
Corporate Segment

	Three Months Ended			Six Months Ended
	October 30, 2011	October 31, 2010	% Change	October 30, 2011	October 31, 2010	% Change
	(in millions)
Operating loss	$(27.7)	$(30.2)	8%	$(60.9)	$(55.4)	(10)%

The following items explain the significant changes in the Corporate segment’s operating loss:
Three Months:

▪	The decrease in operating loss is primarily related to lower variable compensation expenses.
Six Months:

•
Fiscal 2012 includes $6.4 million of professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011, we terminated negotiations to purchase the additional interest.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of October 30, 2011, our liquidity position was approximately $1.1 billion, comprised of $952.8 million in availability under our credit facilities and $136.4 million in cash and cash equivalents. Additionally, we have no substantial debt obligations coming due until fiscal 2014.
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
Credit Facilities

	October 30, 2011
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$925.0	$—	$—	$—	$925.0
Securitization Facility	275.0	—	(115.9)	(150.0)	9.1
International facilities	109.1	—	—	(90.4)	18.7
Total credit facilities	$1,309.1	$—	$(115.9)	$(240.4)	$952.8
In June 2011 (fiscal 2012), we refinanced the ABL Credit Facility into two separate facilities: (1) the Inventory Revolver and (2) the Securitization Facility. We may request working capital loans and letters of credit under both facilities.
Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. However, it will mature on March 15, 2014 if the outstanding principal balance of our senior secured notes due July 2014 (2014 Notes), net of the amount of cash in excess of $75 million, exceeds $300 million on that date. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of October 30, 2011, the unused commitment fee and interest rate were 0.375% and LIBOR plus 2.5%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit Agreement) may not be less than 2.5 to 1.0. Obligations under the Inventory Revolver are guaranteed by our material U.S. subsidiaries and are secured by (i) a first priority lien on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests (the Inventory Revolver Collateral), and (ii) a second priority lien on substantially all of the guarantors’ real property, fixtures and equipment (the Non-Inventory Revolver Collateral).

The term of the Securitization Facility is three years. As part of the arrangement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. The SPV held $494.9 million of accounts receivable as of October 30, 2011.
The unused commitment fee and the interest rate spreads under the Securitization Facility are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of October 30, 2011, the unused commitment fee and interest rate were 0.375% and the lender's cost of funds of 0.28% plus 1.25%, respectively.
Securities
We have a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for repayment of existing debt or general corporate purposes.
Cash Flows
Operating Activities

	Six Months Ended
	October 30, 2011	October 31, 2010
	(in millions)
Net cash flows (used by) from operating activities	$(66.3)	$237.8

The following items explain the significant changes in cash flows from operating activities:

▪	Cash paid to outside hog suppliers was significantly higher due to a 20% increase in average live hog market prices.

▪	Cash paid for grain purchased by the Hog Production segment was approximately $152.2 million higher than the prior year due to increased feed prices.

▪	Cash received for the settlement of derivative contracts and for margin requirements decreased $39.8 million.

▪	We contributed $132.1 million to our qualified and non-qualified pension plans in fiscal 2012, including a $100.0 million voluntary contribution, compared to $101.1 million in fiscal 2011.

▪	Variable compensation paid in fiscal 2012 related to the prior year's performance was higher than the corresponding amount paid in fiscal 2011.

▪	Cash received from customers increased primarily as a result of higher selling prices.

Investing Activities

	Six Months Ended
	October 30, 2011	October 31, 2010
	(in millions)
Capital expenditures	$(139.4)	$(68.3)
Net disposals of breeding stock	9.9	19.9
Other	4.8	10.9
Net cash flows used by investing activities	$(124.7)	$(37.5)

The following items explain the significant investing activities for the six months ended October 30, 2011 and October 31, 2010:
Fiscal 2012

▪	Capital expenditures primarily related to plant and hog farm improvement projects, including approximately $22 million related to the Cost Savings Initiative.

▪	Other investing activities consists primarily of proceeds from the sale of property, plant and equipment.
Fiscal 2011

▪	Capital expenditures primarily related to plant and hog farm improvement projects, including approximately $16 million related to the Cost Savings Initiative.

▪	Other investing activities consists primarily of proceeds from the sale of property, plant and equipment.
Financing Activities

	Six Months Ended
	October 30, 2011	October 31, 2010
	(in millions)
Principal payments on long-term debt and capital lease obligations	$(124.1)	$(230.7)
Net proceeds from revolving credit facilities and notes payable	176.0	35.3
Repurchase of common stock	(110.6)	—
Change in cash collateral	23.9	(27.7)
Debt issuance costs and other	(10.9)	0.3
Net cash flows used by financing activities	$(45.7)	$(222.8)

The following items explain the significant financing activities for the six months ended October 30, 2011 and October 31, 2010:
Fiscal 2012

▪	We redeemed the remaining $77.8 million of our 7% senior unsecured notes due August 2011 and repurchased $37.1 million of our 10% senior secured notes due July 2014.

▪	We received $176.0 million from draws on credit facilities, including $150.0 million from the Securitization Facility.

▪
We repurchased 5,515,377 shares of our common stock for $110.6 million as part of the share repurchase program approved by our board of directors in June 2011 (fiscal 2012), which is more fully explained under "Additional Matters Affecting Liquidity."

▪	We paid $11.0 million of debt issuance costs in connection with the refinancing of the ABL Credit Facility.

▪
We received $20.0 million of cash previously held in a deposit account to serve as collateral for overdrafts on certain of our bank accounts and $3.9 million of cash to the counterparty of our interest rate swap contract which expired in August 2011 (fiscal 2012).

Fiscal 2011

▪	We repurchased $203.8 million of our 7% senior unsecured notes due August 2011.

▪	We repaid $26.2 million on outstanding loans in the International segment

▪	We received $14.1 million and $16.4 million, respectively, from the issuance of notes payable and draws on credit facilities in the International segment.

▪
We transferred $20.0 million of cash into a deposit account to serve as collateral for overdrafts on certain of our bank accounts in place of letters of credit previously used under our banking agreement and $7.7 million of cash to the counterparty of our interest rate swap contract to serve as collateral and replace letters of credit previously provided under the contract.

Interest Rate Spread
As of October 30, 2011, the interest rate on the Securitization Facility was the lender's cost of funds of 0.28% plus 1.25%. Although we had no borrowings outstanding under the Inventory Revolver, the applicable interest rate would have been LIBOR plus 2.5%. Both interest rate spreads are based on pricing-level grids in the respective agreements and determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement).
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
We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $87.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $60.0 million was outstanding as of October 30, 2011, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee $11.9 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.
Additional Matters Affecting Liquidity
Capital Projects
As of October 30, 2011, we had total estimated remaining capital expenditures of approximately $188 million on approved projects, including approximately $73 million related to our Kinston, North Carolina plant expansion project, which is more fully explained under "Significant Events Affecting Results of Operations." These projects are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
Share Repurchase Program
In June 2011 (fiscal 2012), we announced that our board of directors had approved a share repurchase program authorizing us to buy up to $150.0 million of our common stock over the subsequent 24 month period (the Share Repurchase Program). This authorization replaced our previous share repurchase program.
In September 2011 (fiscal 2012), our board of directors approved an increase of $100.0 million to the authorized amount of the Share Repurchase Program. Share repurchases may be made on the open market or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, depend on corporate cash balances, business and economic conditions and other factors, including investment opportunities. The Share Repurchase Program may be discontinued at any time.
During the six months ended October 30, 2011, we repurchased 5,515,377 shares of our common stock for $110.6 million. All share repurchases were funded from cash on hand.
Group Pens
In January 2007 (fiscal 2007), we announced a voluntary, ten-year program to phase out individual gestation stalls at our sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $300 million. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. By the end of calendar year 2011, we expect that approximately 30% of our sows on company-owned farms will be in group housing facilities.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the first half of fiscal 2012, margin deposits posted by us ranged from $(17.5) million to $66.9 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with brokers during the the first half of fiscal 2012 was $15.4 million. As of October 30, 2011, the net amount on deposit with brokers was $32.5 million.
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
During the second quarter of fiscal 2012, CFG's stock price, like many global equity markets, experienced significant volatility and dropped as low as €5.28 per share and, for the first time in over twelve months, the carrying value of our investment in CFG exceeded the estimated fair value, indicating a potential impairment. However, given the significant volatility experienced in the stock and the overall equity markets, the short duration and limited severity of the decline and the historical trading levels of the stock, we assessed these conditions as being temporary and no adjustment to the carrying value of our investment was deemed necessary. However, should these conditions recur and persist for an extended period of time, a conclusion could be reached in the future that an impairment exists that is other than temporary, at which time we would write down the carrying amount of our investment to its estimated fair value.
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs, raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations, our ability to effectively restructure portions of our operations and achieve cost savings from such restructurings and other risks and uncertainties described under "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for the quarter ended October 30, 2011 and under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For complete quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of October 30, 2011 and May 1, 2011.

	October 30, 2011	May 1, 2011
	(in millions)
Grains	$43.2	$33.1
Livestock	24.0	85.4
Energy	0.8	0.3
Interest rates	—	—
Foreign currency	11.3	11.0

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of October 30, 2011. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of October 30, 2011.
There were no changes in our internal control over financial reporting during our second quarter of fiscal 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Other than the following matters, there have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011 and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, nor have any significant new matters arisen during the three months ended October 30, 2011.
Missouri Litigation
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011 and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, in 2002, lawsuits based on the law of nuisance were filed against Premium Standard Farms (PSF), a wholly-owned subsidiary acquired on May 7, 2007, and Continental Grain Company (CGC) in the Circuit Court of Jackson County, Missouri entitled Steven Adwell, et al. v. PSF, et al. and Michael Adwell, et al. v. PSF, et al. The next Adwell trial, which will resolve the claims of up to 28 plaintiffs who live near Scott Colby farm, has been scheduled to commence on February 4, 2013, and discovery is ongoing.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, in May 2004, a putative class action lawsuit entitled Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc., PSF, and PSF Group Holdings, Inc. was filed in the Circuit Court of Jackson County, Missouri. As a result of various venue transfer rulings and notices of dismissal, Herrold cases are pending in Chariton, Clark, DeKalb, Harrison, Jackson, and Linn counties. Trial for one of the Herrold cases pending in Harrison County, Engel, et al. v. PSF, et al., which involves the claims of four plaintiffs, has been scheduled to commence on October 9, 2012, and discovery is ongoing.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, in May 2007, a nuisance lawsuit entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. was filed against numerous defendants in the Circuit Court of Vernon County, Missouri. Trial for the claims of the eleven plaintiffs remaining in the Cooper case has been scheduled to commence on May 1, 2013, and discovery is ongoing.
Sioux Falls Facility
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, the United States Department of Justice (DOJ) notified our John Morrell subsidiary that the EPA had referred a civil enforcement action against the company. DOJ alleges that John Morrell has violated certain chemical accident prevention requirements of section 112(r)(7) of the federal Clean Air Act in connection with operations of the refrigeration systems at its Sioux Falls facility. After discussions with the DOJ and EPA, we have agreed to settle these violations for $206,000. The parties filed a Notice of Lodging and proposed consent decree with the United States District Court for the District of South Dakota on October 7, 2011. The thirty day public comment period for the filing has expired and we anticipate that the court will enter the consent decree during the Company's third fiscal quarter.

ITEM 1A.	RISK FACTORS
The following risk factor has been updated from the previous disclosure in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011.
Governmental authorities may take further action restricting our ability to produce and/or sell livestock or adopt new regulations impacting our production or processing operations, which could adversely affect our business.
A number of states, including Iowa and Missouri, have adopted legislation that prohibits or restricts the ability of meat packers, or in some cases corporations generally, from owning livestock or engaging in farming. In addition, Congress has in the past considered federal legislation that would ban meat packers from owning livestock. We cannot assure you that such or similar legislation affecting our operations will not be adopted at the federal or state levels in the future. Such legislation, if adopted and applicable to our current operations and not successfully challenged or settled, could have a material adverse impact on our operations and our financial statements.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2011 to August 31, 2011	1,598,500	(1)	$19.42	1,598,500	$84,911,763
September 1, 2011 to September 30, 2011	2,441,839	(1) (2)	$19.02	2,389,681	$139,437,442
October 1, 2011 to October 30, 2011	—		n/a	n/a	$139,437,442
Total	4,040,339		$19.18	3,988,181	$139,434,442
——————————————

(1)
On June 16, 2011, we announced that our board of directors had approved a share repurchase program authorizing the Company to buy up to $150,000,000 of its common stock. In September 2011, our board of directors approved a $100,000,000 increase to the authorized amount. The shares purchased pursuant to this program were purchased in open market transactions and all the shares detailed in the table above were purchased pursuant to this plan except for the shares detailed in footnote 2 below. This share repurchase program expires on June 16, 2013.

(2)
Purchases of 52,158 shares were made in open market transactions by Wells Fargo, as trustee, and these 52,158 shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

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

Exhibit 101	—
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 30, 2011, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements (filed herewith).

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
Date: December 9, 2011