Form 10-Q
period 2012-01-29
SMITHFIELD FOODS INC
filed 2012-03-09
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2012

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

At March 6, 2012, 161,067,229 shares of the registrant's Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
	(unaudited)		(unaudited)
Sales	$3,478.3	$3,186.2	$9,885.1	$9,086.3
Cost of sales	3,098.5	2,729.0	8,678.6	7,828.7
Gross profit	379.8	457.2	1,206.5	1,257.6
Selling, general and administrative expenses	187.3	220.3	626.8	594.1
Gain on fire insurance recovery	—	(120.6)	—	(120.6)
Equity in loss (income) of affiliates	22.0	(15.2)	11.3	(44.3)
Operating profit	170.5	372.7	568.4	828.4
Interest expense	42.3	60.3	134.6	194.4
Loss on debt extinguishment	4.6	14.1	12.2	21.4
Income before income taxes	123.6	298.3	421.6	612.6
Income tax expense	44.6	95.7	139.8	190.0
Net income	$79.0	$202.6	$281.8	$422.6

Net income per share:
Basic	$.49	$1.22	$1.73	$2.55
Diluted	$.49	$1.21	$1.72	$2.53

Weighted average shares outstanding:
Basic	161.0	166.0	163.1	166.0
Effect of dilutive shares	1.8	1.2	1.1	1.2
Diluted	162.8	167.2	164.2	167.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	January 29, 2012	May 1, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163.6	$374.7
Accounts receivable, net	665.6	709.6
Inventories	2,121.7	2,019.9
Prepaid expenses and other current assets	128.9	233.7
Total current assets	3,079.8	3,337.9

Property, plant and equipment, net	2,243.6	2,309.1
Goodwill	766.8	793.3
Investments	506.4	582.5
Intangible assets, net	383.0	386.6
Other assets	168.6	202.4
Total assets	$7,148.2	$7,611.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$71.3	$143.7
Accounts payable	395.5	434.4
Accrued expenses and other current liabilities	590.1	649.8
Total current liabilities	1,056.9	1,227.9

Long-term debt and capital lease obligations	1,907.1	1,978.6
Other liabilities	672.1	856.7

Redeemable noncontrolling interests	2.0	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 500,000,000 authorized shares; 161,064,895 and 166,080,231 issued and outstanding	80.5	83.0
Additional paid-in capital	1,590.1	1,638.7
Stock held in trust	(67.8)	(66.7)
Retained earnings	2,288.0	2,059.7
Accumulated other comprehensive loss	(381.2)	(169.2)
Total shareholders’ equity	3,509.6	3,545.5
Noncontrolling interests	0.5	1.1
Total equity	3,510.1	3,546.6
Total liabilities and equity	$7,148.2	$7,611.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	January 29, 2012	January 30, 2011
	(unaudited)
Cash flows from operating activities:
Net income	$281.8	$422.6
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	182.4	174.2
Gain on fire insurance recovery	—	(120.6)
Gain on sale of property, plant and equipment, including breeding stock	(25.3)	(24.2)
Equity in loss (income) of affiliates	11.3	(44.3)
Pension expense	42.9	61.4
Pension contributions	(132.1)	(107.0)
Changes in operating assets and liabilities and other, net	(150.3)	28.5
Net cash flows from operating activities	210.7	390.6

Cash flows from investing activities:
Capital expenditures	(199.0)	(112.1)
Dispositions, including Butterball, LLC	—	228.8
Insurance proceeds	—	120.6
Net disposals of breeding stock	4.3	21.5
Proceeds from the sale of property, plant and equipment	5.6	21.7
Other	(0.1)	0.1
Net cash flows from investing activities	(189.2)	280.6

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(149.7)	(550.1)
Net proceeds from revolving credit facilities and notes payable	18.4	33.4
Repurchase of common stock	(110.6)	—
Change in cash collateral	23.9	(25.8)
Debt issuance costs and other	(9.9)	0.8
Net cash flows from financing activities	(227.9)	(541.7)

Effect of foreign exchange rate changes on cash	(4.7)	(2.8)
Net change in cash and cash equivalents	(211.1)	126.7
Cash and cash equivalents at beginning of period	374.7	451.2
Cash and cash equivalents at end of period	$163.6	$577.9

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The three months ended January 29, 2012 correspond to the third quarter of fiscal 2012 and the three months ended January 30, 2011 correspond to the third quarter of fiscal 2011. Certain prior year amounts have been reclassified to conform to current year presentation.
Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines, based on its qualitative assessment, that the fair value of a reporting unit more likely than not exceeds its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance is not expected to impact our consolidated condensed financial statements.

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
As a result of this decision, we performed an impairment analysis of the related assets at the Portsmouth facility in the second quarter of fiscal 2012 and determined that the net cash flows expected to be generated over the anticipated remaining useful life of the plant are sufficient to recover its book value. As such, no impairment exists. However, we have revised depreciation estimates to reflect the use of the related assets at the Portsmouth facility over their shortened useful lives. As a result, we recognized accelerated depreciation charges of $1.7 million and $2.1 million in cost of sales for the three and nine months ended January 29, 2012, respectively. We expect to recognize accelerated depreciation charges totaling $5.9 million over the next 15 months. Also, in connection with this decision, we wrote-down inventory by $0.8 million in cost of sales and accrued $0.6 million for employee severance in selling, general and administrative expenses in the second quarter of fiscal 2012. All of these charges are being reflected in the Pork segment.

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
Based on the favorable hog raising performance experienced with these third party contract farmers and the amount of capital required to install "next generation" technology at our Missouri farms, we made the decision in the first quarter of fiscal 2012 to permanently idle certain of the assets on these farms. Depreciation estimates have been revised to reflect the shortened useful lives of the assets. As a result, we recognized accelerated depreciation charges of $0.7 million and $8.2 million in cost of sales for the three and nine months ended January 29, 2012, respectively. These charges are being reflected in the Hog Production segment.

NOTE 3:	INVENTORIES
Inventories consist of the following:

	January 29, 2012	May 1, 2011
	(in millions)
Livestock	$978.5	$963.9
Fresh and packaged meats	913.6	854.1
Grains	115.4	89.8
Manufacturing supplies	63.5	60.0
Other	50.7	52.1
Total inventories	$2,121.7	$2,019.9

NOTE 4:	DERIVATIVE FINANCIAL INSTRUMENTS
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

We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of January 29, 2012, prepaid expenses and other current assets included $40.8 million representing cash on deposit with brokers to cover losses on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of January 29, 2012, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of January 29, 2012, we had credit exposure of $12.7 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, we had no significant credit exposure as of January 29, 2012. No significant concentrations of credit risk existed as of January 29, 2012.
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

	Assets		Liabilities
	January 29, 2012	May 1, 2011	January 29, 2012	May 1, 2011
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$9.8	$46.2	$5.9	$4.8
Livestock contracts	16.8	22.9	3.4	29.5
Interest rate contracts	—	—	—	2.3
Foreign exchange contracts	0.1	0.2	1.2	—
Total	26.7	69.3	10.5	36.6

Derivatives using the "mark-to-market" method:
Grain contracts	10.6	38.3	7.9	4.7
Livestock contracts	3.4	1.7	1.1	8.0
Energy contracts	0.2	1.0	9.8	0.1
Foreign exchange contracts	2.1	0.3	3.0	1.9
Total	16.3	41.3	21.8	14.7
Total fair value of derivative instruments	$43.0	$110.6	$32.3	$51.3
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of January 29, 2012, we had no cash flow hedges for forecasted transactions beyond April 2013.
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
During the nine months ended January 29, 2012, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	26,705,000	53,210,000	Bushels
Soybean meal	223,700	877,722	Tons
Lean hogs	469,720,000	960,360,000	Pounds
Interest rate	—	200,000,000	U.S. Dollars
Foreign currency (1)	22,959,793	57,558,223	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(4.3)	$53.8	$6.0	$33.1	$—	$0.3
Lean hog contracts	23.7	(100.8)	7.0	0.4	0.4	(0.8)
Interest rate contracts	—	—	2.4	(1.8)	—	—
Foreign exchange contracts	(10.1)	—	(3.6)	—	—	—
Total	$9.3	$(47.0)	$11.8	$31.7	$0.4	$(0.5)

	Nine Months Ended		Nine Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(20.9)	$146.0	$74.1	$30.4	$(0.1)	$1.0
Lean hog contracts	53.0	(69.2)	12.1	(19.3)	(0.7)	(0.7)
Interest rate contracts	—	(1.2)	—	(5.3)	—	—
Foreign exchange contracts	(5.6)	(3.9)	(3.2)	(2.7)	—	—
Total	$26.5	$71.7	$83.0	$3.1	$(0.8)	$0.3

For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.

During the first quarter of fiscal 2012, we discontinued cash flow hedge accounting on a number of grain contracts as it became probable that the original forecasted transactions would not transpire. As a result of this change, the table above for the nine months ended January 29, 2012 includes gains of $12.0 million on grain contracts de-designated from hedging relationships that were reclassified from accumulated other comprehensive loss into earnings in the first quarter of fiscal 2012.
As of January 29, 2012, there were deferred net gains of $14.5 million, net of tax of $9.9 million, in accumulated other comprehensive loss. We expect to reclassify $10.5 million ($6.4 million net of tax) of deferred net gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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
During the nine months ended January 29, 2012, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	—	221,680,000	Pounds
Corn	2,245,000	6,505,000	Bushels
The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gains (Losses) Recognized in Earnings on Derivative		Gains (Losses) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
	(in millions)		(in millions)
Commodity contracts	$2.3	$(16.3)	$(2.0)	$11.8

	Nine Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
	(in millions)		(in millions)
Commodity contracts	$13.4	$(10.6)	$(7.0)	$9.5

We recognized losses of $0.2 million and gains of $2.4 million for the three months ended January 29, 2012 and January 30, 2011, respectively, and gains of $4.5 million and losses of $17.4 million for the nine months ended January 29, 2012 and January 30, 2011, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
For fair value hedges of inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in gains of $0.3 million and losses of $4.3 million for the three months ended January 29, 2012 and January 30, 2011, respectively, and gains of $6.0 million and losses of $1.9 million for the nine months ended January 29, 2012 and January 30, 2011, respectively.

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
During the nine months ended January 29, 2012, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	400,000	334,320,000	Pounds
Corn	8,485,000	22,810,000	Bushels
Soybean meal	—	240,500	Tons
Soybeans	210,000	775,000	Bushels
Wheat	—	1,820,000	Bushels
Live cattle	—	120,000	Pounds
Natural gas	1,750,000	9,630,000	Million BTU
Heating oil	—	1,008,000	Gallons
Crude oil	—	53,000	Barrels
Foreign currency (1)	33,124,028	129,867,546	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains and losses recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
	(in millions)		(in millions)
Commodity contracts	$(14.5)	$(14.3)	$10.8	$49.1
Foreign exchange contracts	2.7	0.4	7.3	(4.5)
Total	$(11.8)	$(13.9)	$18.1	$44.6

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

The following table summarizes the balance of accrued expenses and related activity associated with the Cost Savings Initiative by major type of cost. All of the charges presented have been recorded in cost of sales in the Hog Production segment.

	Accrued Balance May 1, 2011	1st Quarter FY 2012 Expense	2nd Quarter FY 2012 Expense	3rd Quarter FY 2012 Expense	Payments	Accrued Balance January 29, 2012	Cumulative Expense-to-Date	Estimated Remaining Expense
	(in millions)
Cost savings activities:
Contract terminations	$0.8	$0.1	$0.3	$0.1	$(1.2)	$0.1	$22.7	$2.9
Other associated costs	1.6	0.9	0.9	0.4	(3.8)	—	9.1	0.3
Total cost savings activities	$2.4	1.0	1.2	0.5	$(5.0)	$0.1	31.8	3.2

Other charges:
Accelerated depreciation		0.1	—	—			5.6	—
Impairment		—	—	—			2.5	—
Total other charges		0.1	—	—			8.1	—
Total cost savings activities and other charges		$1.1	$1.2	$0.5			$39.9	$3.2

NOTE 6:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	January 29, 2012	May 1, 2011
		(in millions)
Campofrío Food Group (CFG)	37%	$375.2	$445.1
Mexican joint ventures	50%	104.8	110.2
Other	Various	26.4	27.2
Total investments		$506.4	$582.5

Each quarter, we review the carrying value of our investments and consider whether indicators of impairment exist. Examples of impairment indicators include a history or expectation of future operating losses and declines in a quoted share price, among other factors. If an impairment indicator exists, we must evaluate the fair value of our investment to determine if a loss in value, which is other than temporary, has occurred. We are required to recognize a loss in value of our investment if that loss is considered to be other than temporary.
As of January 29, 2012, we held 37,811,302 shares of CFG common stock. Shares of CFG are publicly traded on the Bolsa de Madrid exchange (Madrid Exchange). However, we do not believe the quoted share price on the Madrid Exchange is, by itself, reflective of the fair value of our investment in CFG for the following reasons:

▪
the minority shares traded on the Madrid Exchange confer no special rights or privileges to buyers. In contrast, the shares comprising our 37% stake in CFG contractually entitle us to two seats on CFG's 9-person board of directors, giving us the ability to exert significant influence over the strategic and operational decisions of our investee.

▪
the stock is very thinly traded. CFG is a closely held company, with the three largest shareholders owning approximately 74% of the outstanding shares. We are CFG's largest shareholder, with a 37% stake.

The year to date average daily trading volume in 2012 represents just 0.007% of the total outstanding shares (average trading volume of 7,200 shares while the total number of shares outstanding is in excess of 102 million). The lack of an active market can cause significant fluctuations and volatility in the stock price that are not commensurate with fundamental changes in the underlying business and the fair value of our holding in CFG. Shares trading on the Madrid Exchange have ranged from a high of €9.91 ($14.70) to a low €5.28 ($7.35) per share during the last 12 months, with upward and downward fluctuations in between.

The table below shows CFG's intra-day high share price and Smithfield's carrying value, expressed in euro per share, on various dates relevant to our disclosures.

Date	Share Price	Carrying Value
October 30, 2011 (1)	€6.35	€7.83
January 29, 2012 (1)	€6.75	€7.55
February 17, 2012	€7.20	€7.54
March 5, 2012	€6.61	€7.51
——————————————

(1)	Share prices on quarter end dates reflect the last trading day in the quarter.
As the table above shows, the carrying value of our investment in CFG was below the quoted market price on the Madrid Exchange at the end of the third quarter, indicating a possible impairment of our investment in CFG. However, as noted above, we do not consider the share price on the Madrid Exchange, by itself, to be determinative of fair value.
In assessing the fair value of our investment, we considered a variety of information, including an independent third party valuation report, which incorporates generally accepted valuation techniques, CFG's history of positive cash flows, expectations about the future cash flows of CFG, market multiples for comparable businesses, and an influence premium applied to the market price of CFG's shares on the Madrid Exchange to adjust for our contractual right to two board seats and our ability to exert significant influence over the operational and strategic decisions of the company.
Based on an evaluation of all these factors, we concluded the fair value of our investment in CFG as of January 29, 2012, exceeded its carrying amount.
Equity in loss (income) of affiliates consists of the following:

		Three Months Ended		Nine Months Ended
Equity Investment	Segment	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
		(in millions)		(in millions)
CFG (1)	International	$28.2	$(7.1)	$24.0	$(18.0)
Mexican joint ventures	International	(6.4)	(7.8)	(11.3)	(23.6)
All other equity method investments	Various	0.2	(0.3)	(1.4)	(2.7)
Equity in loss (income) of affiliates		$22.0	$(15.2)	$11.3	$(44.3)
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

In December 2011 (fiscal 2012), the board of CFG approved a multi-year plan to consolidate and streamline its manufacturing operations to improve operating efficiencies and increase utilization (the CFG Consolidation Plan). The CFG Consolidation Plan includes the disposal of certain assets, employee redundancy costs and the contribution of CFG's French cooked ham business into a newly formed joint venture. As a result, we recorded our share of CFG's charges totaling $38.7 million in equity in loss (income) of affiliates within the International segment in the third quarter of fiscal 2012.

NOTE 7:	DEBT
2014 Notes
During the first nine months of fiscal 2012, we repurchased $59.7 million of our 10% senior secured notes due July 2014 (2014 Notes) for $68.3 million. As a result of these debt extinguisments, we recognized losses of $4.6 million and $11.0 million for the three and nine months ended January 29, 2012, including the write-off of related unamortized premiums and debt costs.
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
Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. However, it will mature on March 15, 2014 if the outstanding principal balance of our 2014 Notes, net of the amount of cash in excess of $75 million, exceeds $300 million on that date. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of January 29, 2012, the unused commitment fee and interest rate were 0.375% and LIBOR plus 2.5%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit Agreement) may not be less than 2.5 to 1.0. Obligations under the Inventory Revolver are guaranteed by our material U.S. subsidiaries and are secured by (i) a first priority lien on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests (the Inventory Revolver Collateral), and (ii) a second priority lien on substantially all of the guarantors’ real property, fixtures and equipment (the Non-Inventory Revolver Collateral). We incurred approximately $9.7 million in transaction fees in connection with the Inventory Revolver, which are being amortized over its five-year life.
The term of the Securitization Facility is three years. As part of the arrangement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of January 29, 2012, the SPV held $407.1 million of accounts receivable and we had no outstanding borrowings on the Securitization Facility.
The unused commitment fee and the interest rate spreads under the Securitization Facility are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of January 29, 2012, the unused commitment fee and interest rate were 0.375% and the lender's cost of funds of 0.28% plus 1.25%, respectively. We incurred approximately $1.3 million in transaction fees in connection with the Securitization Facility, which are being amortized over its three-year life.
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
We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $87.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $58.0 million was outstanding as of January 29, 2012, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee $11.6 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

NOTE 9:	INCOME TAXES
Our effective tax rate was 36% and 32% for the three months ended January 29, 2012 and January 30, 2011, respectively, and 33% and 31% for the nine months ended January 29, 2012 and January 30, 2011, respectively. The year-over-year variances in the effective tax rate resulted primarily from the CFG Consolidation Plan. The tax benefit on our share of CFG's charges was reduced by an adverse impact on our forecasted utilization of foreign tax credits from this investment. Reserves for uncertain tax positions of $10.6 million were released and recorded as a reduction of income tax expense in the nine months ended January 29, 2012.

NOTE 10:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
	(in millions)		(in millions)
Service cost	$9.3	$9.2	$28.0	$27.7
Interest cost	19.0	18.7	57.0	56.2
Expected return on plan assets	(19.9)	(16.0)	(59.7)	(48.0)
Net amortization	5.9	8.5	17.6	25.5
Net periodic pension cost	$14.3	$20.4	$42.9	$61.4
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
During the nine months ended January 29, 2012, we repurchased 5,515,377 shares of our common stock for $110.6 million. The price of the repurchased shares has been allocated between common stock, additional paid-in capital and retained earnings in our consolidated condensed balance sheet in accordance with applicable accounting guidance. All share repurchases were funded from cash on hand.
Stock Options and Performance Share Units
During the nine months ended January 29, 2012, we issued 82,753 shares of common stock upon the exercise of stock options and 417,288 shares of common stock for vested performance share units. We issued 84,499 shares of common stock upon exercise of stock options in fiscal 2011. In fiscal 2011, no performance share units vested; therefore, no shares were issued.
Comprehensive Income
The components of comprehensive income, net of tax, consist of:

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
	(in millions)		(in millions)
Net income	$79.0	$202.6	$281.8	$422.6
Hedge accounting	5.1	(47.9)	(33.5)	41.8
Foreign currency translation	(55.9)	(21.6)	(189.1)	1.9
Pension accounting	3.5	9.1	10.6	19.6
Total comprehensive income	$31.7	$142.2	$69.8	$485.9

NOTE 12:	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of January 29, 2012 and May 1, 2011:

	January 29, 2012				May 1, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$18.4	$2.7	$—	$21.1	$45.2	$34.6	$—	$79.8
Foreign exchange contracts	—	2.2	—	2.2	—	0.5	—	0.5
Insurance contracts	46.5	—	—	46.5	49.4	—	—	49.4
Total	$64.9	$4.9	$—	$69.8	$94.6	$35.1	$—	$129.7

Liabilities
Derivatives:
Commodity contracts	$—	$8.4	$—	$8.4	$16.8	$—	$—	$16.8
Interest rate contracts	—	—	—	—	—	2.3	—	2.3
Foreign exchange contracts	—	4.2	—	4.2	—	1.9	—	1.9
Total	$—	$12.6	$—	$12.6	$16.8	$4.2	$—	$21.0

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the nine months ended January 29, 2012, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.

Other Financial Instruments
We determine the fair value of public debt using quoted market prices. We value all other debt using discounted cash flow techniques at estimated market prices for similar issues. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of January 29, 2012 and May 1, 2011.

	January 29, 2012		May 1, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,245.4	$1,951.3	$2,418.0	$2,094.7

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 13:	CONTINGENCIES
Litigation
Other than the following matters, there have been no significant developments regarding litigation disclosed in Note 17 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011, nor have any significant new matters arisen during the nine months ended January 29, 2012.
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

Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1—Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. We established an accrual with respect to the Missouri nuisance suits, including the cases described above, on the opening balance sheet for our acquisition of PSF in fiscal 2008 and we have periodically adjusted that accrual as developments have occurred. The accrual, as adjusted from time to time, represents our best estimate of the probable loss for these suits. In response to recent developments, including substantial progress made in global settlement negotiations, we increased the accrual by $39.0 million in the first quarter of fiscal 2012 pursuant to applicable accounting guidance governing contingencies and subsequent events. These charges were recorded in selling, general and administrative expenses. Beginning in late June and continuing into the fourth quarter of fiscal 2012, we have made substantial progress in global settlement negotiations with counsel representing substantially all of the plaintiffs in the Missouri nuisance suits. As a result of this progress, we believe a global settlement with those plaintiffs is probable although we have not yet entered into a global settlement agreement and it is possible that we will be unsuccessful in doing so. If a settlement is reached, we intend to seek recovery under various insurance policies and believe that we could eventually recover a substantial portion of the settlement payment. Expenses and other liabilities associated with the Missouri nuisance suits will not affect our future profits or losses unless the accrual, as adjusted, proves to be insufficient or excessive. Although legal expenses incurred in our and our subsidiaries' defense of these claims and any payments made to plaintiffs will reduce our cash flows and our liquidity position, we do not expect such payments to have a material adverse impact on our overall financial position or liquidity.

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
The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
	(in millions)		(in millions)
Sales:
Segment sales—
Pork	$2,992.7	$2,684.7	$8,364.8	$7,576.3
Hog Production	761.8	649.9	2,296.9	2,004.8
International	360.4	355.9	1,126.5	1,001.6
Other	—	12.9	—	74.7
Total segment sales	4,114.9	3,703.4	11,788.2	10,657.4
Intersegment sales—
Pork	(10.5)	(7.9)	(26.2)	(21.7)
Hog Production	(614.8)	(500.1)	(1,851.1)	(1,520.7)
International	(11.3)	(9.2)	(25.8)	(28.7)
Total intersegment sales	(636.6)	(517.2)	(1,903.1)	(1,571.1)
Consolidated sales	$3,478.3	$3,186.2	$9,885.1	$9,086.3

Operating profit (loss):
Pork	$195.9	$254.8	$503.8	$557.0
Hog Production	(6.6)	(2.3)	127.0	139.8
International	6.2	34.5	23.5	103.1
Other	—	(0.5)	—	(2.3)
Corporate (1)	(25.0)	86.2	(85.9)	30.8
Consolidated operating profit	$170.5	$372.7	$568.4	$828.4
——————————————

(1)	Fiscal 2011 included a $120.6 million involuntary conversion gain related the fire that occurred at our Cudahy, Wisconsin facility in fiscal 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Third Quarter of Fiscal 2012 Summary
Net income was $79.0 million, or $.49 per diluted share, in the third quarter of fiscal 2012 compared to net income of $202.6 million, or $1.21 per diluted share, in the same quarter last year. The following summarizes the results of each of our reportable segments and other significant changes impacting net income for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011:

▪	Pork segment operating profit decreased to $195.9 million from $254.8 million due to significantly higher raw material costs, including a 23% increase in the market price of live hogs.

▪	Hog Production segment operating loss was consistent with the prior year as higher feed costs largely offset a 23% increase in the market price of live hogs.

▪
International segment operating profit decreased by $28.3 million primarily as a result of charges at Campofrío Food Group (CFG), of which our share was $38.7 million. See "Significant Events Affecting Results of Operations" below for further discussion.

▪
Corporate segment results decreased by $111.2 million primarily due to a gain of $120.6 million in the prior year on the final settlement of our insurance claim related to the fire that occurred at our Cudahy, Wisconsin facility.

▪	Interest expense decreased $18.0 million, or 30%, as a result of our Project 100 initiative, which is described below.

▪	Losses on debt extinguishments were $4.6 million in the current year compared to $14.1 million in the prior year.
Project 100

In the latter half of fiscal 2010, we developed a plan to reduce the level of debt on our balance sheet by $1 billion and eliminate $100 million of annual finance and interest expense from our statement of income (Project 100). This project was intended to improve our credit metrics, extend and smooth maturities of our various debt obligations and utilize idle cash on hand, while at the same time, maintaining ample liquidity. Project 100 was completed in the first half of fiscal 2012. As a result, we have dramatically reduced our leverage and interest expense compared to fiscal 2010. Our net debt (long-term debt and capital lease obligations including current portion, net of cash) to total capitalization (net debt plus shareholders' equity) was 34% as of January 29, 2012. Our goal is to maintain a net debt to total capitalization ratio of approximately 40% or lower with a ceiling of 50%.

Share Repurchase Program
In June 2011 (fiscal 2012), we announced that our board of directors had approved a share repurchase program authorizing us to buy up to $150.0 million of our common stock over the subsequent 24 month period (the Share Repurchase Program). In September 2011 (fiscal 2012), our board of directors approved an increase of $100.0 million to the authorized amount of the Share Repurchase Program. Since the program was authorized, we have repurchased a total of 5,515,377 shares of our common stock for $110.6 million. We did not repurchase any shares as part of the Share Repurchase Program in the third quarter of fiscal 2012.
Outlook
The commodity markets affecting our business are often volatile and fluctuate on a daily basis. In this unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪
Pork—Following fiscal 2011's record levels, strong fresh pork margins continued through the first three quarters of fiscal 2012, despite substantially higher domestic live hog market prices. Looking forward, fundamentals in the fresh pork complex continue to support healthy profitability. We anticipate fresh pork margins to more closely align with historical operating profit levels of $4-$7 per head for the balance of the fiscal year before moving higher in fiscal 2013. We expect export demand to remain healthy and U.S. protein supplies to contract, providing domestic price support and helping the overall fresh pork complex. Additionally, the segment should benefit from relatively high pork prices around the world. That said, a meaningful contraction in export demand could place significant downward pressure on margins.

Our packaged meats business maintained solid and consistent margins through the first three quarters of fiscal 2012, despite higher raw material costs. Although packaged meats volumes for the first three quarters of fiscal 2012 were relatively unchanged from last year, our sales mix continues to improve. We successfully grew our retail packaged meats volume in our core brands by 2% in the first three quarters of fiscal 2012, despite competing in product categories that are down industry-wide. We are focused on growing our packaged meats business with the support of increased marketing efforts and product innovation while maintaining consistent margins. We expect our packaged meats business will continue to be solidly profitable for the remainder of fiscal 2012 and fiscal 2013. We expect operating profit margins in this part of the business to average $.10 to $.15 per pound.
In summary, we are optimistic about the Pork segment in the near term. We remain focused on leveraging our highly coordinated sales and marketing platform and consolidated brand portfolio, as well as developing new and innovative products to drive profitable top line growth.

▪
Hog Production—Balanced U.S. hog fundamentals and tighter global protein supplies continued to push live hog market prices higher in fiscal 2012. Domestic live hog prices were up 21% in the first three quarters of the fiscal year compared to the same period a year ago. The lean hog futures curve suggests healthy price levels for the balance of the fiscal year and into fiscal 2013. With no significant herd expansion on the horizon and the expected contraction of other protein supplies, the fundamentals should be supportive of prices going forward. Our domestic raising costs averaged $64 per hundredweight in the first three quarters of fiscal 2012, up from $53 per hundredweight in the same period a year ago. We expect domestic raising costs to average mid $60s per hundredweight for the fourth quarter and average in the low $60s per hundredweight in fiscal 2013.
In summary, we believe a comfortable balance domestically, between restrained supply of pork and other proteins, coupled with healthy exports, is supportive of hog prices and hog production results going forward. Additionally, we have a portion of our production hedged, for both grains and hog prices, to provide a modicum of protection against unfavorable price movements for the balance of the fiscal year and into the first half of fiscal 2013. Consequently, we anticipate our full fiscal year 2012 hog production operating profit margins to fall in the low end of our normalized range of $10-$15 per head.

▪
International—In spite of recessionary conditions and higher raw material costs during fiscal 2012, our international operations have shown sequential improvement throughout the year. Hog production fundamentals turned very positive in the third quarter in each of our international hog production operations. We expect to see favorable live hog pricing as expected decreases in international pig inventories, particularly in Europe, tighten supplies for the balance of the fiscal year.

On the meat processing side of our international business, we expect our Polish meat operations will make positive contributions for the balance of fiscal 2012. We also expect continued profitability in our Mexican meat operations. We have received approval to export pork products out of Romania to European Union member countries. As a result, we also expect improving results from our Romanian meat operations over the balance of the fiscal year and into fiscal 2013.
Finally, in the third quarter of fiscal 2012, CFG announced a multi-year comprehensive plan to consolidate and streamline its manufacturing operations, which should improve operating results over the long-term. In the near-term, we expect modest positive contributions from CFG for the balance of the fiscal year.
RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
CFG Consolidation Plan
In December 2011 (fiscal 2012), the board of CFG approved a multi-year plan to consolidate and streamline its manufacturing operations to improve operating efficiencies and increase utilization (the CFG Consolidation Plan). The CFG Consolidation Plan includes the disposal of certain assets, employee redundancy costs and the contribution of CFG's French cooked ham business into a newly formed joint venture. As a result, we recorded our share of CFG's charges totaling $38.7 million in equity in loss (income) of affiliates within the International segment in the third quarter of fiscal 2012.
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
As a result of this decision, we performed an impairment analysis of the related assets at the Portsmouth facility in the second quarter of fiscal 2012 and determined that the net cash flows expected to be generated over the anticipated remaining useful life of the plant are sufficient to recover its book value. As such, no impairment exists. However, we have revised depreciation estimates to reflect the use of the related assets at the Portsmouth facility over their shortened useful lives. As a result, we recognized accelerated depreciation charges of $1.7 million and $2.1 million in cost of sales for the three and nine months ended January 29, 2012, respectively. We expect to recognize accelerated depreciation charges totaling $5.9 million over the next 15 months. Also, in connection with this decision, we wrote-down inventory by $0.8 million in cost of sales and accrued $0.6 million for employee severance in selling, general and administrative expenses in the second quarter of fiscal 2012. All of these charges are being reflected in the Pork segment.

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
Based on the favorable hog raising performance experienced with these third party contract farmers and the amount of capital required to install "next generation" technology at our Missouri farms, we made the decision in the first quarter of fiscal 2012 to permanently idle certain of the assets on these farms. Depreciation estimates have been revised to reflect the shortened useful lives of the assets. As a result, we recognized accelerated depreciation charges of $0.7 million and $8.2 million in cost of sales for the three and nine months ended January 29, 2012, respectively. These charges are being reflected in the Hog Production segment.
Missouri Litigation
We established an accrual with respect to the Missouri nuisance suits, described in "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011 and "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2011, on the opening balance sheet for our acquisition of PSF in fiscal 2008 and we have periodically adjusted that accrual as developments have occurred. The accrual, as adjusted from time to time, represents our best estimate of the probable loss for these suits. In response to recent developments, including substantial progress made in global settlement negotiations, we increased the accrual by $39.0 million in the first quarter of fiscal 2012 pursuant to applicable accounting guidance governing contingencies and subsequent events. These charges were recorded in selling, general and administrative expenses. Beginning in late June and continuing into the fourth quarter of fiscal 2012, we have made substantial progress in global settlement negotiations with counsel representing substantially all of the plaintiffs in the Missouri nuisance suits. As a result of this progress, we believe a global settlement with those plaintiffs is probable although we have not yet entered into a global settlement agreement and it is possible that we will be unsuccessful in doing so. If a settlement is reached, we intend to seek recovery under various insurance policies and believe that we could eventually recover a substantial portion of the settlement payment. Expenses and other liabilities associated with the Missouri nuisance suits will not affect our future profits or losses unless the accrual, as adjusted, proves to be insufficient or excessive. Although legal expenses incurred in our and our subsidiaries' defense of these claims and any payments made to plaintiffs will reduce our cash flows and our liquidity position, we do not expect such payments to have a material adverse impact on our overall financial position or liquidity.
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
Hog Production Cost Savings Initiative
In the fourth quarter of fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations (the Cost Savings Initiative). The plan includes a number of undertakings designed to improve operating efficiencies and productivity. These consist of farm reconfigurations and conversions, termination of certain high cost, third party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities. We incurred charges related to these activities totaling $0.5 million and $2.8 million in the three and nine months ended January 29, 2012, respectively. We incurred charges of $10.9 million and $26.7 million in the comparative prior year periods. We expect the Cost Savings Initiative to be substantially complete by the end of fiscal 2013.

Fire Insurance Settlement
In July 2009 (fiscal 2010), a fire occurred at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Incorporated (Patrick Cudahy), in Cudahy, Wisconsin. The fire damaged a portion of the facility's production space and required the temporary cessation of operations, but did not consume the entire facility. Shortly after the fire, we resumed production activities in undamaged portions of the plant, including the distribution center, and took steps to address the supply needs for Patrick Cudahy products by shifting production to other Company and third-party facilities.
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
Hog Farm Sales
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
Also, in January 2011 (fiscal 2011), we sold a portion of our Dalhart, Texas assets to a crop farmer for net proceeds of $9.1 million and recognized a loss on the sale of $1.8 million in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011.

Consolidated Results of Operations
The tables presented below compare our results of operations for the three and nine months ended January 29, 2012 and January 30, 2011.
Sales and cost of sales

	Three Months Ended			Nine Months Ended
	January 29, 2012	January 30, 2011	% Change	January 29, 2012	January 30, 2011	% Change
	(in millions)			(in millions)
Sales	$3,478.3	$3,186.2	9%	$9,885.1	$9,086.3	9%
Cost of sales	3,098.5	2,729.0	14	8,678.6	7,828.7	11
Gross profit	$379.8	$457.2	(17)%	$1,206.5	$1,257.6	(4)%
Gross profit margin	11%	14%		12%	14%

The following items explain the significant changes in sales and gross profit:
Three Months:

▪
The increase in consolidated sales was driven primarily by the Pork segment, where average unit selling prices increased 8% on significantly higher market prices for fresh pork and an improved product mix in packaged meats to higher margin core brands.

▪
Gross margin was negatively impacted by significantly higher raw material costs in all segments of the business. Domestic live hog market prices increased to $61 per hundredweight from $50 per hundredweight in the prior year. Domestic raising costs increased to $64 per hundredweight from $52 per hundredweight as a result of higher feed prices.

▪
Cost of sales in the prior year included $10.9 million of charges associated with the Cost Savings Initiative compared to $0.5 million in the current year. Also, cost of sales in the current year includes $2.4 million of accelerated depreciation charges related to our Portsmouth and PSF Missouri assets.

Nine Months:

▪
The increase in consolidated sales was driven primarily by the Pork segment, where average unit selling prices increased 9% on significantly higher market prices for fresh pork and an improved sales mix in packaged meats to higher margin core brands.

▪
Gross margin was negatively impacted by significantly higher raw material costs in all segments of the business. Domestic live hog market prices increased to $66 per hundredweight from $55 per hundredweight in the prior year. Domestic raising costs increased to $64 per hundredweight from $53 per hundredweight as a result of higher feed prices.

▪
Cost of sales in the prior year included $26.7 million of charges associated with the Cost Savings Initiative compared to $2.8 million in the current year. Also, cost of sales in the current year includes $10.3 million of accelerated depreciation charges related to our PSF Missouri and Portsmouth assets.

Selling, general and administrative expenses (SG&A)

	Three Months Ended			Nine Months Ended
	January 29, 2012	January 30, 2011	% Change	January 29, 2012	January 30, 2011	% Change
	(in millions)			(in millions)
Selling, general and administrative expenses	$187.3	$220.3	(15)%	$626.8	$594.1	6%

The following items explain the significant changes in SG&A:
Three Months:

▪	Compensation expense was $25.9 million higher in the prior year primarily as a result of incentives associated with higher overall profitability of the Company.

▪	Government subsidies recognized in our Romanian operations decreased SG&A $3.9 million in fiscal 2012.

▪	Expense for pension and other postretirement benefits decreased $3.6 million.

▪	The prior year includes a net gain of $5.1 million on the sale of hog farms in Oklahoma and Iowa and farm land in Texas.
Nine Months:

▪
The current year includes a charge of $39.0 million related to the Missouri litigation, which is more fully described under "Significant Events Affecting Results of Operations," compared to a $19.1 million net benefit in the prior year related primarily to an insurance settlement associated with the Missouri litigation.

▪
The current year includes $6.4 million in professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011 (fiscal 2012), we terminated negotiations to purchase the additional interest.

▪	The prior year included a net gain of $5.1 million on the sale of hog farms in Oklahoma and Iowa and farm land in Texas.

▪	Compensation expense was $27.1 million higher in the prior year primarily as a result of incentives associated with higher overall profitability of the Company.

▪	Expense for pension and other postretirement benefits decreased $10.5 million.
Equity in loss (income) of affiliates

	Three Months Ended			Nine Months Ended
	January 29, 2012	January 30, 2011	% Change	January 29, 2012	January 30, 2011	% Change
	(in millions)			(in millions)
CFG	$28.2	$(7.1)	(497)%	$24.0	$(18.0)	(233)%
Mexican joint ventures	(6.4)	(7.8)	(18)	(11.3)	(23.6)	(52)
All other equity method investments	0.2	(0.3)	(167)	(1.4)	(2.7)	(48)
Equity in loss (income) of affiliates	$22.0	$(15.2)	(245)%	$11.3	$(44.3)	(126)%

The following items explain the significant changes in equity in income of affiliates for the three and nine month periods:

▪
Equity loss from CFG in the current year includes $38.7 million of charges related to the CFG Consolidation Plan, which is more fully described above in "Significant Events Affecting Results of Operations."

▪	Equity income from our Mexican joint ventures decreased primarily due to higher feed costs and unfavorable changes in foreign exchange rates.

Interest expense

	Three Months Ended			Nine Months Ended
	January 29, 2012	January 30, 2011	% Change	January 29, 2012	January 30, 2011	% Change
	(in millions)			(in millions)
Interest expense	$42.3	$60.3	(30)%	$134.6	$194.4	(31)%

Interest expense decreased as a result of our Project 100 initiative, under which we have redeemed more than $1 billion of debt since the first quarter of fiscal 2011, including $600.0 million of our 7% senior unsecured notes due August 2011, $260.6 million of our 10% senior secured notes due July 2014 and $190.0 million of our 7.75% senior unsecured notes due May 2013.
Loss on debt extinguishment

	Three Months Ended			Nine Months Ended
	January 29, 2012	January 30, 2011	% Change	January 29, 2012	January 30, 2011	% Change
	(in millions)			(in millions)
Loss on debt extinguishment	$4.6	$14.1	(67)%	$12.2	$21.4	(43)%

Fiscal 2012

▪	We recognized losses of $4.6 million and $11.0 million for the three and nine months ended January 29, 2012 on the repurchase of $59.7 million of our 10% senior secured notes due July 2014.

▪
We recognized a loss on debt extinguishment of $1.2 million in the first quarter of fiscal 2012 associated with the refinancing of our working capital facilities in June 2011 (fiscal 2012), which is more fully described in "Liquidity and Capital Resources" below.

Fiscal 2011

▪	We recognized losses of $14.1 million and $21.4 million for the three and nine months ended January 30, 2011 on the repurchase of $522.2 million of our 7% senior unsecured notes due August 2011.
Income tax expense

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
	(in millions)		(in millions)
Income tax expense	$44.6	$95.7	$139.8	$190.0
Effective tax rate	36%	32%	33%	31%

The year-over-year variances in the effective tax rate resulted primarily from the CFG Consolidation Plan. The tax benefit on our share of CFG's charges was reduced by an adverse impact on our forecasted utilization of foreign tax credits from this investment. Reserves for uncertain tax positions of $10.6 million were released and recorded as a reduction of income tax expense in the nine months ended January 29, 2012.

Segment Results
The following information reflects the results from each respective segment prior to the elimination of inter-segment sales.
Pork Segment

	Three Months Ended			Nine Months Ended
	January 29, 2012	January 30, 2011	% Change	January 29, 2012	January 30, 2011	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales:
Fresh pork (1)	$1,303.2	$1,093.1	19%	$3,849.8	$3,336.3	15%
Packaged meats	1,689.5	1,591.6	6	4,515.0	4,240.0	6
Total	$2,992.7	$2,684.7	11%	$8,364.8	$7,576.3	10%

Operating profit: (2)
Fresh pork (1)	$78.5	$130.3	(40)%	$210.1	$289.7	(27)%
Packaged meats	117.4	124.5	(6)	293.7	267.3	10
Total	$195.9	$254.8	(23)%	$503.8	$557.0	(10)%

Sales volume:
Fresh pork			7%			3%
Packaged meats			(1)%			—%
Total			3%			1%

Average unit selling price:
Fresh pork			11%			13%
Packaged meats			7%			7%
Total			8%			9%

Hogs processed			1%			—%

Average domestic live hog prices (per hundredweight) (3)	$61.18	$49.73	23%	$66.03	$54.54	21%
——————————————

(1)	Includes by-products and rendering.

(2)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.

(3)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
In addition to the information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:
Three Months:

▪	Sales and operating profit were positively impacted by substantially higher average unit selling prices driven by favorable supply and demand fundamentals coupled with strong export sales.

▪
Fresh pork operating profit decreased to $11 per head from $18 per head in the prior year as a 23% increase in domestic live hog prices did not fully translate into higher market prices for fresh meat.

▪	Packaged meats operating profit decreased slightly to $.15 per pound from $.16 per pound in the prior year as we were unable to fully pass through significantly higher raw material costs.

Nine Months:

▪
Sales and operating profit were positively impacted by substantially higher average unit selling prices driven by favorable supply and demand fundamentals coupled with strong export sales, and an improved sales mix in packaged meats.

▪
Fresh pork operating profit decreased to $10 per head from $14 per head in the prior year as a 21% increase in domestic live hog prices did not fully translate into higher market prices for fresh meat.

▪
Packaged meats operating profit increased to $.14 per pound from $.13 per pound in the prior year as a result of strong pricing discipline and an improvement in product mix to more high margin core brands, which more than offset the impact of higher raw material costs.

Hog Production Segment

	Three Months Ended			Nine Months Ended
	January 29, 2012	January 30, 2011	% Change	January 29, 2012	January 30, 2011	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales	$761.8	$649.9	17%	$2,296.9	$2,004.8	15%
Operating (loss) profit	$(6.6)	$(2.3)	(187)%	$127.0	$139.8	(9)%

Head sold	4.09	4.33	(6)%	11.87	12.46	(5)%

Average domestic live hog prices (per hundredweight) (1)	$61.18	$49.73	23%	$66.03	$54.54	21%
Domestic raising costs (per hundredweight) (2)	$63.80	$51.77	23%	$63.73	$53.18	20%
——————————————

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

(2)	Includes the effects of grain derivative contracts designated in hedging relationships.
In addition to the information provided in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit:
Three Months:

▪	Sales and operating profit were positively impacted by higher live hog market prices.

▪	Sales volume declined due to temporary disruptions from the Cost Savings Initiative and the sale of our Oklahoma hog farms at the end of the third quarter of fiscal 2011.

▪	Domestic raising costs increased as a result of higher feed costs.

▪
Fiscal 2012 operating loss includes losses of $0.6 million compared to gains of $5.4 million in fiscal 2011 from derivative contracts that are not reflected in the average live hog prices and raising costs presented in the table above; primarily lean hog derivative contracts and grain derivative contracts that are not designated in hedging relationships for accounting purposes as well as lean hog derivative contracts that are designated in hedging relationships for accounting purposes.

▪	Fiscal 2012 operating loss includes $0.5 million in charges associated with the Cost Savings Initiative compared to $10.9 million in fiscal 2011.

▪	Operating loss in fiscal 2011 included a net gain of $5.1 million on the sale of hog farms in Oklahoma and Iowa and farm land in Texas.

Nine Months:

▪	Sales and operating profit were positively impacted by higher live hog market prices.

▪	Sales volume declined due to the sale of our Oklahoma hog farms at the third quarter of fiscal 2011 as well as temporary disruptions from the Cost Savings Initiative.

▪	Domestic raising costs increased as a result of higher feed costs.

▪
Fiscal 2012 operating profit includes a charge of $39.0 million related to the Missouri litigation, which is more fully described under "Significant Events Affecting Results of Operations," compared to a $19.1 million net benefit in the prior year related primarily to an insurance settlement associated with the Missouri litigation.

▪	Fiscal 2012 operating profit includes accelerated depreciation charges of $8.2 million due to our decision in the first quarter of fiscal 2012 to permanently idle certain Missouri farm assets.

▪	Operating profit in fiscal 2011 included a net gain of $5.1 million on the sale of hog farms in Oklahoma and Iowa and farm land in Texas.

▪	Fiscal 2012 operating profit includes $2.8 million in charges associated with the Cost Savings Initiative compared to $26.7 million in fiscal 2011.

International Segment

	Three Months Ended			Nine Months Ended
	January 29, 2012	January 30, 2011	% Change	January 29, 2012	January 30, 2011	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales:
Poland	$276.0	$280.6	(2)%	$871.2	$776.8	12%
Romania	61.2	49.2	24	184.3	147.2	25
Other	23.2	26.1	(11)	71.0	77.6	(9)
Total	$360.4	$355.9	1%	$1,126.5	$1,001.6	12%

Operating profit (loss):
Poland	$21.3	$17.7	20%	$36.1	$57.0	(37)%
Romania	7.4	3.1	139	2.7	8.5	(68)
Other (1)	(22.5)	13.7	(264)	(15.3)	37.6	(141)
Total	$6.2	$34.5	(82)%	$23.5	$103.1	(77)%

Poland:
Sales volume (2)			(4)%			(4)%
Average unit selling price (2)			2%			17%
Hogs processed			(9)%			(7)%
Raising costs (per hundredweight)			1%			24%

Romania:
Sales volume (2)			13%			10%
Average unit selling price (2)			8%			11%
Hogs processed			5%			6%
Raising costs (per hundredweight)			7%			19%
——————————————

(1)	Includes our equity method investments in Mexico and the results from our investment in CFG.

(2)	Excludes the sale of live hogs and includes the impact of foreign currency translation.
In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:
Three Months:

▪	Foreign currency translation effects decreased sales by approximately $33.5 million, or 9%.

▪	Average unit selling price in Poland, excluding the impact of foreign currency translation, increased 14% primarily due to our ability to pass along higher raw material costs.

▪	Average unit selling price in Romania, excluding the impact of foreign currency translation, increased 9% primarily due to increases for both fresh and frozen products.

▪	Fiscal 2012 operating profit includes $38.7 million of charges related to the CFG Consolidation Plan, which is more fully described above in "Significant Events Affecting Results of Operations."

▪	Government subsidies recognized in our Romanian operations increased operating profit $3.9 million in fiscal 2012.

▪	Operating profit in Poland was positively impacted by a favorable hog production environment, which included significantly higher hog prices and a modest increase in raising costs.
Nine Months:

▪	Foreign currency translation effects increased sales by approximately $44.2 million, or 4%.

▪
Average unit selling price in Poland, excluding the impact of foreign currency translation, increased 13%, primarily due to a shift in product mix to more packaged meats products and our ability to pass along higher raw material costs in the third quarter of fiscal 2012.

▪	Average unit selling price in Romania, excluding the impact of foreign currency translation, increased 5% primarily due to an increase in both fresh meat prices.

▪	Fiscal 2012 operating profit includes $38.7 million of charges related to the CFG Consolidation Plan, which is more fully described above in "Significant Events Affecting Results of Operations."

▪	Equity income from our Mexican joint ventures decreased $12.3 million, primarily due to higher feed costs and unfavorable changes in foreign exchange rates.

▪	Operating profit in Poland was negatively impacted by higher raw material costs. Also, fiscal 2012 operating profit in Poland includes a $1.9 million gain on the sale of a hog farm.
Corporate Segment

	Three Months Ended			Nine Months Ended
	January 29, 2012	January 30, 2011	% Change	January 29, 2012	January 30, 2011	% Change
	(in millions)
Operating loss	$(25.0)	$86.2	129%	$(85.9)	$30.8	379%

The following items explain the significant changes in the Corporate segment’s operating loss:
Three Months:

▪
Operating profit in fiscal 2011 included a gain of $120.6 million on the final settlement with our insurance carriers of our claim related to the fire that occurred at our Cudahy, Wisconsin facility in fiscal 2010.

•	Variable compensation cost declined $9.3 million due to lower consolidated profit levels in the current year.
Nine Months:

•
Operating profit in fiscal 2011 included a gain of $120.6 million on the final settlement with our insurance carriers of our claim related to the fire that occurred at our Cudahy, Wisconsin facility in fiscal 2010.

•
Fiscal 2012 includes $6.4 million of professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011, we terminated negotiations to purchase the additional interest.

•	Variable compensation cost declined $11.2 million due to lower consolidated profit levels in the current year.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of January 29, 2012, our liquidity position was approximately $1.2 billion, comprised of approximately $1.1 billion in availability under our credit facilities and $163.6 million in cash and cash equivalents. Additionally, we have no substantial debt obligations coming due until fiscal 2014.
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
Credit Facilities

	January 29, 2012
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$925.0	$—	$—	$—	$925.0
Securitization Facility	275.0	(33.2)	(115.9)	—	125.9
International facilities	103.8	—	—	(77.8)	26.0
Total credit facilities	$1,303.8	$(33.2)	$(115.9)	$(77.8)	$1,076.9
In June 2011 (fiscal 2012), we refinanced the ABL Credit Facility into two separate facilities: (1) the Inventory Revolver and (2) the Securitization Facility. We may request working capital loans and letters of credit under both facilities.
Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. However, it will mature on March 15, 2014 if the outstanding principal balance of our senior secured notes due July 2014 (2014 Notes), net of the amount of cash in excess of $75 million, exceeds $300 million on that date. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of January 29, 2012, the unused commitment fee and interest rate were 0.375% and LIBOR plus 2.5%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit Agreement) may not be less than 2.5 to 1.0. Obligations under the Inventory Revolver are guaranteed by our material U.S. subsidiaries and are secured by (i) a first priority lien on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests (the Inventory Revolver Collateral), and (ii) a second priority lien on substantially all of the guarantors’ real property, fixtures and equipment (the Non-Inventory Revolver Collateral).

The term of the Securitization Facility is three years. As part of the arrangement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. The SPV held $407.1 million of accounts receivable as of January 29, 2012.
The unused commitment fee and the interest rate spreads under the Securitization Facility are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of January 29, 2012, the unused commitment fee and interest rate were 0.375% and the lender's cost of funds of 0.28% plus 1.25%, respectively.
Securities
We have a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for repayment of existing debt or general corporate purposes.
Cash Flows
Operating Activities

	Nine Months Ended
	January 29, 2012	January 30, 2011
	(in millions)
Net cash flows from operating activities	$210.7	$390.6

The following items explain the significant changes in cash flows from operating activities:

▪	Cash paid to outside hog suppliers was significantly higher due to a 21% increase in average live hog market prices.

▪	Net cash payments related to domestic taxes increased $203.4 million due to a large refund in the prior year.

▪	Cash paid for grain purchased by the Hog Production segment was approximately $127.6 million higher than the prior year due to increased feed prices.

▪	We contributed $132.1 million to our qualified and non-qualified pension plans in fiscal 2012, including a $100.0 million voluntary contribution, compared to $107.0 million in fiscal 2011.

▪	Variable compensation paid in fiscal 2012 related to the prior year's performance was higher than the corresponding amount paid in fiscal 2011.

▪	Cash received from customers increased primarily as a result of higher selling prices.

▪	Cash received for the settlement of derivative contracts and for margin requirements increased $36.4 million.

Investing Activities

	Nine Months Ended
	January 29, 2012	January 30, 2011
	(in millions)
Capital expenditures	$(199.0)	$(112.1)
Dispositions, including Butterball, LLC	—	228.8
Insurance proceeds	—	120.6
Net disposals of breeding stock	4.3	21.5
Proceeds from the sale of property, plant and equipment	5.6	21.7
Other	(0.1)	0.1
Net cash flows from investing activities	$(189.2)	$280.6

The following items explain the significant investing activities for the nine months ended January 29, 2012 and January 30, 2011:
Fiscal 2012

▪
Capital expenditures primarily related to plant and hog farm improvement projects, including approximately $27 million and $17 million related to the Cost Savings Initiative and our Kinston, North Carolina plant expansion project, respectively.

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

▪	Proceeds from the sale of property, plant and equipment includes $9.1 million from the sale of farm land in Texas.
Financing Activities

	Nine Months Ended
	January 29, 2012	January 30, 2011
	(in millions)
Principal payments on long-term debt and capital lease obligations	$(149.7)	$(550.1)
Net proceeds from revolving credit facilities and notes payable	18.4	33.4
Repurchase of common stock	(110.6)	—
Change in cash collateral	23.9	(25.8)
Debt issuance costs and other	(9.9)	0.8
Net cash flows from financing activities	$(227.9)	$(541.7)

The following items explain the significant financing activities for the nine months ended January 29, 2012 and January 30, 2011:
Fiscal 2012

▪	We redeemed the remaining $77.8 million of our 7% senior unsecured notes due August 2011 and repurchased $59.7 million of our 10% senior secured notes due July 2014.

▪	We received $18.4 million from draws on credit facilities in the International segment.

▪
We repurchased 5,515,377 shares of our common stock for $110.6 million as part of the share repurchase program approved by our board of directors in June 2011 (fiscal 2012), which is more fully explained under "Additional Matters Affecting Liquidity."

▪
We received $20.0 million of cash previously held in a deposit account to serve as collateral for overdrafts on certain of our bank accounts and $3.9 million of cash from the counterparty of our interest rate swap contract which expired in August 2011 (fiscal 2012).

▪	We paid $11.0 million of debt issuance costs in connection with the refinancing of the ABL Credit Facility.
Fiscal 2011

▪	We repurchased $522.2 million of our 7% senior unsecured notes due August 2011.

▪	We repaid $26.7 million on outstanding loans in the International segment

▪	We received $11.0 million and $17.6 million, respectively, from the issuance of notes payable and draws on credit facilities in the International segment.

▪
We transferred $20.0 million of cash into a deposit account to serve as collateral for overdrafts on certain of our bank accounts in place of letters of credit previously used under our banking agreement and $5.8 million of cash to the counterparty of our interest rate swap contract to serve as collateral and replace letters of credit previously provided under the contract.

Interest Rate Spread
Although we had no borrowings on the Inventory Revolver or the Securitization Facility as of January 29, 2012, the applicable interest rates would have been LIBOR plus 2.5% and the lender's cost of funds of 0.28% plus 1.25%, respectively. Both interest rate spreads are based on pricing-level grids in the respective agreements and determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement).
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
We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $87.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $58.0 million was outstanding as of January 29, 2012, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee $11.6 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.
Additional Matters Affecting Liquidity
Capital Projects
As of January 29, 2012, we had total estimated remaining capital expenditures of approximately $197 million on approved projects, including approximately $68 million related to our Kinston, North Carolina plant expansion project, which is more fully explained under "Significant Events Affecting Results of Operations." These projects are expected to be funded with cash flows from operations and/or borrowings under credit facilities.

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
During the nine months ended January 29, 2012, we repurchased 5,515,377 shares of our common stock for $110.6 million. All share repurchases were funded from cash on hand.
Group Pens
In January 2007 (fiscal 2007), we announced a voluntary, ten-year program to phase out individual gestation stalls at our sow farms and replace the gestation stalls with group housing. We currently estimate the total cost of our transition to group housing to be approximately $300 million. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of calendar year 2011, we completed conversions to group housing for over 30% of our sows on company-owned farms. We will continue the conversion as planned with the objective of completing conversions for all sows on company-owned farms by the end of 2017.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the nine months ended January 29, 2012, margin deposits posted by us ranged from $19.9 million to $115.0 million. The average daily amount on deposit with brokers during the nine months ended January 29, 2012 was $28.7 million. As of January 29, 2012, the net amount on deposit with brokers was $40.8 million.
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
Missouri Litigation
As further described under "Significant Events Affecting Results of Operations" above, we have made substantial progress in global settlement negotiations with counsel representing substantially all of the plaintiffs in the Missouri nuisance suits. As a result of this progress, we believe a global settlement with those plaintiffs is probable although we have not yet entered into a global settlement agreement and there is no assurance that we will be successful in doing so. If a settlement is reached, we intend to seek recovery under various insurance policies and believe that we could eventually recover a substantial portion of the settlement payment. Although legal expenses incurred in our and our subsidiaries' defense of these claims and any payments made to plaintiffs will reduce our cash flows and our liquidity position, we do not expect such payments to have a material adverse impact on our overall financial position or liquidity.

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
Impairment Considerations of Equity Method Investments
We review the carrying value of our equity method investments and consider whether indicators of impairment exist. Examples of impairment indicators include a history or expectation of future operating losses and declines in a quoted share price, among other factors. If an impairment indicator exists, we must evaluate the fair value of our investment to determine if a loss in value, which is other than temporary, has occurred. We are required to recognize a loss in value of our investment if that loss is considered to be other than temporary.

As of January 29, 2012, the carrying value of our investment in CFG exceeded the quoted market price on the Madrid exchange, indicating a possible impairment of our investment. However, CFG's share price is just one of several factors we consider in evaluating the fair value of our investment in CFG.  Based on an evaluation all factors, including an independent third party valuation report, CFG's history of positive cash flows, expectations about the future cash flows of CFG, market multiples for comparable businesses, and an influence premium applied to the market price of CFG's shares, we concluded that the fair value of our investment in CFG was above the carrying value as of January 29, 2012. However, should our assessment yield a conclusion that suggests an inability to recover the carrying amount of the investment or inability of our investee to sustain an earnings capacity that would justify the carrying amount of the investment, then we would write down the carrying amount of our investment to its estimated fair value.

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
For complete quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of January 29, 2012 and May 1, 2011.

	January 29, 2012	May 1, 2011
	(in millions)
Grains	$48.7	$33.1
Livestock	63.6	85.4
Energy	3.0	0.3
Interest rates	—	—
Foreign currency	14.0	11.0

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of January 29, 2012. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of January 29, 2012.
There were no changes in our internal control over financial reporting during our third quarter of fiscal 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Other than the following matters, there have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011 and our Quarterly Reports on Form 10-Q for the quarters ended July 31, 2011 and October 30, 2011, nor have any significant new matters arisen during the nine months ended January 29, 2012.
Sioux Falls Facility
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011 and our Quarterly Report on Form 10-Q for the quarter ended October 30, 2011, the United States Department of Justice (DOJ) notified our John Morrell subsidiary that the EPA had referred a civil enforcement action against the company. DOJ alleged that John Morrell violated certain chemical accident prevention requirements of section 112(r)(7) of the federal Clean Air Act in connection with operations of the refrigeration systems at its Sioux Falls facility. After discussions with the DOJ and EPA, we agreed to settle these violations pursuant to a federal consent decree, which included a penalty of $206,000 and mandated certain actions by John Morrell such as labeling specified piping and valves and adding nameplates on older pressure vessels at the facility. On November 22, 2011, the United States District Court for the District of South Dakota entered the consent decree. John Morrell paid the penalty in December 2011 and further compliance with the consent decree is underway.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended May 1, 2011 and Quarterly Report on Form 10-Q for the quarter ended October 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 31, 2011 to November 29, 2011	—		n/a	n/a	$139,437,442
November 30, 2011 to December 29, 2011	8,527	(2)	$24.05	n/a	$139,437,442
December 30, 2011 to January 29, 2012	—		n/a	n/a	$139,437,442
Total	8,527		$24.05	n/a	$139,437,442
——————————————

(1)
On June 16, 2011, we announced that our board of directors had approved a share repurchase program authorizing the Company to buy up to $150,000,000 of its common stock. In September 2011, our board of directors approved a $100,000,000 increase to the authorized amount. This share repurchase program expires on June 16, 2013.

(2)
Purchases of 8,527 shares were made in open market transactions by Wells Fargo, as trustee, and these 8,527 shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit 3.1	—
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
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 29, 2012, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements (filed herewith).

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
Date: March 9, 2012