Form 10-K
period 2012-04-29
SMITHFIELD FOODS INC
filed 2012-06-18
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2012
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
Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of October 30, 2011 was approximately $2.9 billion. This figure was calculated by multiplying (i) the $23.26 last sales price of registrant’s Common Stock as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter by (ii) the number of shares of registrant’s Common Stock not held by any executive officer or director of the registrant or any person known to the registrant to own more than five percent of the outstanding Common Stock of the registrant. Such calculation does not constitute an admission or determination that any such executive officer, director or holder of more than five percent of the outstanding shares of Common Stock of the registrant is in fact an affiliate of the registrant.

At June 13, 2012, 154,789,292 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on September 19, 2012.

PART I

ITEM 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
Smithfield Foods, Inc., together with its subsidiaries (the “Company,” “we,” “us” or “our”), began as a pork processing operation called The Smithfield Packing Company, founded in 1936 by Joseph W. Luter and his son, Joseph W. Luter, Jr. Through a series of acquisitions starting in 1981, we have become the largest pork processor and hog producer in the world.
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
We conduct our operations through four reportable segments: Pork, Hog Production, International and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. A fifth reportable segment, the Other segment, contains the results of our former turkey production operations and our previous 49% interest in Butterball, LLC (Butterball), which were sold in December 2010 (fiscal 2011), as well as our former live cattle operations, which were sold in the first quarter of fiscal 2010. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries: The Smithfield Packing Company, Inc. (Smithfield Packing), Farmland Foods, Inc. (Farmland Foods) and John Morrell Food Group (John Morrell). The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments.
Pork Segment Restructuring and Strategies for Growth
In fiscal 2011, we completed our Pork segment restructuring plan, in which we consolidated a number of independent operating companies into three large regional operating companies, increased capacity utilization by closing six inefficient and underutilized packaged meats plants and one fresh pork plant, merged our two independent fresh pork sales forces, consolidated our export sales organizations, and rationalized our brands (the Restructuring Plan). The Restructuring Plan resulted in cumulative restructuring and impairment charges of approximately $105.5 million and annual profitability improvement of approximately $125 million.
With the completion of the Restructuring Plan, we are focused on top and bottom line growth in our base business. Our strategies for growth include:

▪
Focus On Twelve Core Brands—We are focusing our marketing support on twelve major brand names: Smithfield, Farmland, John Morrell, Gwaltney, Armour, Eckrich, Margherita, Carando, Kretschmar, Cook’s, Curly's and Healthy Ones. Approximately three-quarters of our domestic retail packaged meats sales are branded products, with nearly 90% of those branded sales being core brands.

▪
Invest in Advertising to Activate Brands—We have begun to invest more heavily in marketing talent and consumer advertising campaigns to drive consumer awareness. In December 2011 (fiscal 2012), we entered into a multi-year sponsorship agreement with the Richard Petty Motorsports NASCAR team to help activate our brands with consumer-focused marketing.

▪
Build a Strong Innovation Pipeline—We are driving consumer relevant product innovation by focusing on delivering convenience oriented products such as our Smithfield marinated pork products, convenient packaging such as our Smithfield bacon pouch pack and healthier, reduced sodium products. In fiscal 2012, we opened a 37,000 square foot research and development center with three state of the art kitchens, a dedicated cutting room, multimedia technology, and a pilot plant that simulates full scale manufacturing processes. This facility allows us to co-develop prototypes with customers and make quick product modifications for speed to the market.

▪	Coordinated Sales and Marketing Team—The restructured sales groups provide for a more coordinated and focused strategy to access markets and service customers.

Portsmouth, Virginia Plant
In November 2011 (fiscal 2012), we announced that we would shift the production of hot dogs and lunchmeat from Smithfield Packing's Portsmouth, Virginia plant to our Kinston, North Carolina plant and permanently close the Portsmouth facility. The Kinston facility will be expanded to handle the additional production and will incorporate state of the art technology and equipment, which is expected to produce significant production efficiencies and cost reductions. The Kinston expansion will require an estimated $85 million in capital expenditures, $32.8 million of which has been spent as of April 29, 2012. The expansion of the Kinston facility and the closure of the Portsmouth facility are expected to be completed by the end of fiscal 2013.
Missouri Hog Farms
In the first half of fiscal 2011, we began reducing the hog population on certain of our farms in Missouri in order to comply with an amended consent decree. The amended consent decree allows us to return the farms to full capacity upon the installation of an approved "next generation" technology that would reduce the level of odor produced by the farms. The reduced hog raising capacity at these farms was replaced with third party contract farmers in Iowa. Based on the favorable hog raising performance experienced with these third party contract farmers and the amount of capital required to install "next generation" technology at our Missouri farms, we made the decision in the first quarter of fiscal 2012 to permanently idle certain of the assets on these farms.
Hog Production Cost Savings Initiative
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
Cumulative pre-tax charges from the Cost Savings Initiative were $40.2 million through fiscal 2012. There are no significant charges remaining. We anticipate capital expenditures to total approximately $86 million. Capital expenditures incurred through fiscal 2012 totaled $77.2 million.
DESCRIPTION OF SEGMENTS
Pork Segment
The Pork segment consists mainly of three wholly-owned U.S. fresh pork and packaged meats subsidiaries: Smithfield Packing, Farmland Foods and John Morrell. The Pork segment produces a wide variety of fresh pork and packaged meats products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. The Pork segment currently operates approximately 40 processing plants. We process hogs at eight plants (five in the Midwest and three in the Southeast), with an aggregate slaughter capacity of approximately 110,000 hogs per day. In fiscal 2012, the Pork segment processed approximately 27.7 million hogs.
The Pork segment sold approximately 3.8 billion pounds of fresh pork in fiscal 2012. A substantial portion of our fresh pork is sold to retail customers as unprocessed, trimmed cuts such as butts, loins (including roasts and chops), picnics and ribs.
The Pork segment also sold approximately 2.7 billion pounds of packaged meats products in fiscal 2012. We produce a wide variety of packaged meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. We market our domestic packaged meats products under a number of labels including the following core brand names: Smithfield, Farmland, John Morrell, Gwaltney, Armour, Eckrich, Margherita, Carando, Kretschmar, Cook’s, Curly's and Healthy Ones. We also sell a substantial quantity of packaged meats as private-label products.
Our product lines also include leaner fresh pork products as well as lower-fat and lower-salt packaged meats. We also market a line of lower-fat value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40% lower-fat bacon.

The following table shows the percentages of Pork segment revenues derived from packaged meats products and fresh pork for the fiscal years indicated.

	Fiscal Years
	2012	2011	2010
Packaged meats	54%	56%	55%
Fresh pork (1)	46	44	45
	100%	100%	100%
 ——————————————

(1)	Includes by-products and rendering.
In fiscal 2012, export sales comprised approximately 18% of the Pork segment’s volumes and approximately 16% of the segment’s revenues.
Hog Production Segment
As a complement to our Pork segment, we have vertically integrated into hog production and are the world’s largest hog producer. The Hog Production segment consists of our hog production operations located in the U.S. The Hog Production segment operates numerous hog production facilities with approximately 851,000 sows producing about 15.8 million market hogs annually.
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

	Fiscal Years
	2012	2011	2010
Internal hog sales	80%	78%	77%
External hog sales	12	15	15
Other products (1)	8	7	8
	100%	100%	100%
——————————————

(1)	Consists primarily of feed, non-market hog sales and gains (losses) on derivatives.
Genetics
We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). The Hog Production segment makes extensive use of these genetic lines, with approximately 838,000 SPG breeding sows. In addition, we have sublicensed some of these rights to some of our strategic hog production partners. We believe that the hogs produced by these genetic lines are the leanest hogs commercially available and enable us to market highly differentiated pork products. We believe that the leanness and increased meat yields of these hogs enhance our profitability with respect to both fresh pork and packaged meats. In fiscal 2012, we produced approximately 15.0 million SPG hogs.

Hog production operations
We use advanced management techniques to produce premium quality hogs on a large scale at a low cost. We develop breeding stock, optimize diets for our hogs at each stage of the growth process, process feed for our hogs and design hog containment facilities. We believe our economies of scale and production methods, together with our use of the advanced SPG genetics, make us a low cost producer of premium quality hogs. We also utilize independent farmers and their facilities to raise hogs produced from our breeding stock. Under multi-year contracts, a farmer provides the initial facility investment, labor and front line management in exchange for a service fee. In fiscal 2012, approximately 72% of our market hogs were finished on contract farms.
International Segment
The International segment includes our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. Our international meat processing operations produce a wide variety of fresh pork, beef, poultry and packaged meats products, including cooked hams, sausages, hot dogs, bacon and canned meats. Our noncontrolling interests in international meat processing operations include a 37% interest in the common stock of Campofrío Food Group (CFG), a leading European packaged meats company headquartered in Madrid, Spain, and one of the largest worldwide with annual sales of approximately $2.5 billion.
The following table shows the percentages of International segment revenues derived from packaged meats, fresh meats and other products for the fiscal years indicated.

	Fiscal Years
	2012	2011	2010
Packaged meats	47%	47%	48%
Fresh meats	43	42	41
Other products (1)	10	11	11
	100%	100%	100%
——————————————

(1)	Includes external hog sales, feed, feathers, by-products and rendering
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
The Pork segment purchased approximately 49% of its U.S. live hog requirements from the Hog Production segment in fiscal 2012. In addition, we have established multi-year agreements with Maxwell Foods, Inc. and Prestage Farms, Inc., which provide us with a stable supply of high-quality hogs at market-indexed prices. These producers supplied approximately 11% of hogs processed by the Pork segment in fiscal 2012. We also purchase hogs on a daily basis at our Southeastern and Midwestern processing plants and our company-owned buying stations in five Midwestern states.

Like the Pork segment, live hogs are the primary raw materials of our meat processing operations in the International segment with the primary source of hogs being our hog production operations located in Poland and Romania. Our meat processing operations in the International segment purchased approximately 73% of its live hog requirements from our hog production operations located in Poland and Romania in fiscal 2012.
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
We have significant market presence, both domestically and internationally, where we sell our fresh pork, packaged meats and other meat products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. We use both in-house salespersons as well as independent commission brokers to sell our products. In fiscal 2012, we sold our products to more than 3,200 customers, none of whom accounted for as much as 10% of consolidated revenues. We have no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.
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
Research and Development
We conduct continuous research and development activities to develop new products and to improve existing products and processes.  We incurred expenses on company-sponsored research and development activities of $75.9 million, $47.0 million and $38.8 million in fiscal 2012, 2011 and 2010, respectively.
FINANCIAL INFORMATION ABOUT SEGMENTS
Financial information for each reportable segment, including revenues, operating profit and total assets, is disclosed in Note 17 in “Item 8. Financial Statements and Supplementary Data.”
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
We use internationally recognized management systems to manage many of our regulatory programs. For example, we use the International Organization for Standardization (ISO) 14001 standard to manage and optimize environmental performance, and we were the first in the industry to achieve ISO 14001 certification for our hog production and processing facilities. ISO guidelines require a long-term management plan integrating regular third-party audits, goal setting, corrective action, documentation, and executive review. Our Environmental Management System (EMS), which conforms to the ISO 14001 standard, addresses the significant environmental aspects of our operations, provides employee training programs and facilitates engagement with local communities and regulators. Most importantly, the EMS allows the collection, analysis and reporting of relevant environmental data to facilitate our compliance with applicable environmental laws and regulations.
Water
In March 2011, the U.S. Court of Appeals for the Fifth Circuit overturned EPA's November 2008 rule requiring that confined animal feeding operations (CAFOs) that “discharge or propose to discharge” apply for permit coverage under the Clean Water Act's National Pollutant Discharge Elimination System (NPDES). The Fifth Circuit's decision (which held that only discharging CAFOs have a duty to apply for NPDES permit coverage) has clarified the extent of our obligations under the NPDES permit program. EPA has not yet proposed or finalized a rule in response to the Fifth Circuit's decision, and it is not clear whether any such action may attempt to impose additional obligations on our hog production operations.
In a related matter, in October 2011, EPA proposed a rule pursuant to the Clean Water Act and a settlement agreement with certain activist groups that would require CAFOs to provide data on their operations to the agency.
Air
During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at EPA's request to assist EPA in considering possible future regulation of air emissions from animal feeding operations. The Academy's study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, our hog production subsidiaries have accepted EPA's offer to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators agreed to pay a penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms have been given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. Pursuant to our consent agreement and order, we paid a $100,000 penalty to EPA. Premium Standard Farm, Inc.'s (PSF) Texas farms and company-owned farms in North Carolina also agreed to participate in this program. The National Pork Board, of which we are a member and financial contributor, paid the costs of the air emissions monitoring study on behalf of all hog producers, including us, out of funds collected from its members in previous years. The cost of the study for all hog producers was approximately $6.0 million. Monitoring under the study began in the spring 2007 and ended in the winter 2010. EPA made the data available to the public in January 2011 and also issued a Call for Information seeking additional emissions data to ensure it considers the broadest range of available scientific data as it develops improved methodologies for estimating emissions. EPA will review the data to develop emissions estimating methodologies where site-specific information is unavailable. Although EPA announced in 2010 that it anticipated making the draft emission estimation methodologies available for public comment by animal type, beginning with the methodology for broilers in early 2011, to date it has not done so. The agency anticipates finalizing the methodologies in June 2012 (fiscal 2013). New regulations governing air emissions from animal agriculture operations are likely to emerge from the monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations will not have a material adverse effect on our financial position or results of operations.
Greenhouse Gases (GHGs) and Climate Change
In calendar year 2009, EPA finalized its Mandatory Reporting of Greenhouse Gases (GHGs) rule, which requires owners or operators of certain facilities (including facilities that contain a manure management system) that emit at least 25,000 metric tons or more of GHGs per year to report their emissions. Although EPA has not been implementing the rule as it applies to manure management systems due to a congressional restriction prohibiting the expenditure of funds for this purpose, there is no assurance that this prohibition will not be lifted in the future. Should that occur, the rule would impose additional costs on our hog production operations; however, it is not expected that such costs would have a material adverse effect on our hog production operations.

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
E15 Ruling
In October 2010, the EPA granted a “partial waiver” to a statutory bar under the Clean Air Act prohibiting fuel manufacturers from introducing fuel additives that are not “substantially similar” to those already approved and in use for vehicles of model year (MY) 1975 or later. The EPA's decision allows fuel manufacturers to increase the ethanol content of gasoline to 15 percent (E15) for use in MY 2007 and newer light-duty motor vehicles, including passenger cars, light-duty trucks, and medium-duty passenger vehicles. In January 2011, the EPA granted another partial waiver authorizing E15 use in MY 2001-2006 light-duty motor vehicles. Prior to EPA's decisions, the ethanol content of gasoline in the United States was limited to 10 percent. These rulemakings are all subject to judicial appeals and a court decision is anticipated during calendar year 2012.
These agency actions, along with subsequent evaluations by the EPA, allow the introduction of E15 into commerce and the marketplace by manufacturers. Although the long-term impact of E15 is currently unknown, studies have shown that expanded corn-based ethanol production has driven up the price of livestock feed and led to commodity-price volatility. We cannot presently assess the full economic impact of the proposed regulations on the meat processing industry or on our operations.
Regulatory and Other Proceedings
From time to time we receive notices from regulatory authorities and others asserting that we are not in compliance with certain environmental laws and regulations. In some instances, litigation ensues.
In March 2006 (fiscal 2006), we entered into a consent decree that settled two citizen lawsuits alleging among other things violations of certain environmental laws. The consent decree provides, among other things, that our subsidiary, Murphy-Brown LLC, will undertake a series of measures designed to enhance the performance of the swine waste management systems on approximately 244 company-owned farms in North Carolina and thereby reduce the potential for surface water or ground water contamination from these farms. Murphy-Brown has successfully completed a number of the measures called for in the consent decree and expects to fulfill its remaining consent degree obligations over the next year, at which time it will move for termination of the decree.

Prior to our acquisition of PSF, it had entered into a consent judgment with the State of Missouri and a consent decree with the federal government and a citizens group. The judgment and decree generally required that PSF pay penalties to settle past alleged regulatory violations, utilize new technologies to reduce nitrogen in the material that it applies to farm fields and research, and develop and implement “Next Generation Technology” for environmental controls at certain of its Missouri farm operations. PSF has successfully completed  measures called for in the state judgment, in part, by installing “Next Generation Technology” and expects to move for termination of the judgment within calendar year 2012. PSF has also completed a number of the measures called for in the federal consent decree and expects to fulfill its remaining consent degree obligations over the next year, at which time it will move for termination of the decree.
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
Animal Care
More than a decade ago, Smithfield developed and implemented a comprehensive, systematic animal care management program to monitor and measure the well-being of pigs on company-owned and contract farms. Developed in consultation with two of the world's foremost experts in animal behavior and handling, this system continues to guide our operations today. Our animal care management program guides the proper and humane care of our animals at every stage of their lives, from gestation to transport to processing plant. All farm employees and contract hog producers must employ the methods and techniques of the management system and take steps to verify their compliance. Adherence to proper animal welfare management is a condition of our agreements with contract producers.
Our Animal Care Policy underscores the company's commitments to providing the following:

▪	shelter that is designed, maintained, and operated to meet the animals' needs;

▪	access to adequate water and high-quality feed to meet nutritional requirements;

▪	humane treatment of animals that enhances their well-being and complies with all applicable laws and regulations;

▪	identification and appropriate treatment of animals in need of health care; and

▪	use of humane methods to euthanize sick or injured animals not responding to care and treatment.
Several years ago, we volunteered to provide input and recommendations to help the National Pork Board enhance its animal care management program for all pork producers. That program, which includes many of the tenets of our own guidelines, became the National Pork Board's Pork Quality Assurance Plus (PQA Plus®) program. A pork producer becomes PQA Plus certified only after staff attend training sessions on good production practices (which includes topics such as responsible animal handling, disease prevention, biosecurity, responsible antibiotic use, and appropriate feeding). Farms entered into the program undergo on-farm site assessments and are subject to random third-party audits. We obtained certification of all company-owned and contract farms under the PQA Plus program by the end of calendar year 2009.
Smithfield was also one of the founding adopters of the National Pork Board's “We Care” program, which demonstrates that pork producers are accountable to established ethical principles and animal well-being practices.

At all of our slaughter facilities, we also use a systematic approach that includes the following:

▪	an animal welfare and humane handling manual;

▪	a comprehensive training program; and

▪	an auditing system with internal verification and third-party audits.
Our plants all have developed quality programs following the standards set in the U.S. Department of Agriculture's Process Verified Program (PVP), as described elsewhere in this report. Our PVP programs monitor aspects of traceability, country of origin, PQA Plus® adherence on farms, and Transport Quality Assurance status of drivers.
In January 2007 (fiscal 2007), we announced a voluntary, ten-year program to phase out individual gestation stalls at our company-owed sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $300.0 million. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of calendar year 2011, we completed conversions to group housing for over 30% of our sows on company-owned farms. We will continue the conversion as planned with the objective of completing conversions for all sows on company-owned farms by the end of 2017.
EMPLOYEES
The following table shows the approximate number of our employees and the approximate number of employees covered by collective bargaining agreements or that are members of labor unions in each segment, as of April 29, 2012:

Segment	Employees	Employees Covered by Collective Bargaining Agreements (1)
Pork	30,900	17,900
International	10,000	2,650
Hog Production	5,000	—
Corporate	150	—
Totals	46,050	20,550
——————————————

(1)	Includes employees that are members of labor unions.
Approximately 8,780 are covered by collective bargaining agreements that expire in fiscal 2013. Collective bargaining agreements covering other employees expire over periods throughout the next several years. We believe that our relationship with our employees is satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
See Note 17 in “Item 8. Financial Statements and Supplementary Data” for financial information about geographic areas. See “Item 1A. Risk Factors” for a discussion of the risks associated with our international sales and operations.
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
Hog prices demonstrate a cyclical nature over periods of years, reflecting the supply of hogs on the market. These fluctuations can be significant as shown in recent years with average domestic live hog prices going from $44 per hundredweight in fiscal 2010 to $65 per hundredweight in fiscal 2012. Further, hog raising costs are largely dependent on the fluctuations of commodity prices for corn and other feed ingredients. For example, our fiscal 2012 results of operations were negatively impacted by higher feed and feed ingredient costs which increased hog raising costs to $64 per hundredweight in fiscal 2012 from $54 per hundred weight in the prior year, or 18%. When hog prices are lower than our hog production costs which occurred in both fiscal 2009 and 2010, our non-vertically integrated competitors may have a cost advantage.
Additionally, commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing proteins on the market, especially beef and chicken.
We attempt to manage certain of these risks through the use of our risk management and hedging programs. However, these programs may also limit our ability to participate in gains from favorable commodity fluctuations. For example, we ensured availability of grain supplies in the summer of 2008 through the end of fiscal 2009 by locking in corn at approximately $6 per bushel through this period. As a result, our feed costs remained at these high levels through the end of fiscal 2009 despite the decrease in the price of corn on the commodities markets during such period. The high cost of feed, in particular corn, and the impact of these hedges were principal factors in making the Hog Production segment unprofitable during fiscal 2009 and fiscal 2010. Additionally, a portion of our commodity derivative contracts are marked-to-market such that the related unrealized gains and losses are reported in earnings on a quarterly basis. This accounting treatment may cause significant volatility in our quarterly earnings. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” for further information.
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
Adverse publicity concerning any perceived or real health risk associated with our products could also cause customers to lose confidence in the safety and quality of our food products, which could adversely affect our ability to sell our products, particularly as we expand our branded products business. We could also be adversely affected by perceived or real health risks associated with similar products produced by others to the extent such risks cause customers to lose confidence in the safety and quality of such products generally and, therefore, lead customers to opt for other meat options that are perceived as safe. The A(H1N1) influenza outbreak that occurred in late fiscal 2009 and early fiscal 2010 illustrates the adverse impact that can result from perceived health risks associated with the products we sell. Although the CDC and other regulatory and scientific bodies indicated that people cannot get A(H1N1) influenza from eating cooked pork or pork products, the perception of some consumers that the disease could be transmitted in that manner was the apparent cause of the temporary decline in pork consumption in late fiscal 2009 and early fiscal 2010.
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
We also face the risk of lawsuits based on the law of nuisance even if we are operating in compliance with applicable regulations. Before we acquired PSF and subsequent to our acquisition of PSF, certain nuisance suits in Missouri resulted in jury verdicts against PSF. Currently, we are defending a number of additional nuisance suits with respect to farms in Missouri.  See “Item 3. Legal Proceedings—Missouri litigation.” Although we have made substantial progress to toward consummation of a global settlement that would resolve the vast majority of the nuisance litigation, we cannot assure you that the settlement will be consummated, that additional nuisance claims will not arise in the future or that the accruals for this litigation will not have to be substantially increased in the event the settlement is not consummated and our continuing defense of these claims is not successful.
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

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.
 As of April 29, 2012, we had:

▪	approximately $2.0 billion of indebtedness;

▪	guarantees of up to $87.0 million for the financial obligations of certain unconsolidated joint ventures and hog farmers;

▪	guarantees of $11.3 million for leases that were transferred to JBS in connection with the sale of Smithfield Beef; and

▪
aggregate unused capacity available totaling approximately $1.1 billion under (1) our inventory based revolving credit facility up to $925 million, with an option to expand up to $1.2 billion (the Inventory Revolver), (2) our accounts receivable securitization facility up to $275 million (the Securitization Facility) and (3) our other credit facilities, such total taking into account outstanding borrowings of $64.9 million and $96.1 million of outstanding letters of credit under the Securitization Facility.

Because the borrowing capacity under the Inventory Revolver and Securitization Facility depend, in part, on inventory and accounts receivable levels, respectively, that fluctuate from time to time, such amounts may not reflect actual borrowing capacity.
Our indebtedness may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and potential acquisitions or joint ventures. In addition, due to the volatile nature of the commodities markets, we may have to borrow significant amounts to cover any margin calls under our risk management and hedging programs. During fiscal 2012, margin deposits posted by us ranged from $(32.9) million to $115.0 million (negative amounts representing margin deposits we have received from our brokers). Our consolidated indebtedness level could significantly affect our business because:

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

▪
a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes, which amount would increase if prevailing interest rates rise,

▪
substantially all of our assets in the United States secure the Inventory Revolver, the Securitization Facility, our $200.0 million term loan due June 9, 2016 (the Rabobank Term Loan) and our outstanding senior secured notes, all of which could limit our ability to dispose of such assets or utilize the proceeds of such dispositions and, upon an event of default under any such secured indebtedness, the lenders thereunder could foreclose upon our pledged assets, and

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

Our numerous equity investments in joint ventures, partnerships and other entities, both within and outside the U.S., are periodically involved in modifying and amending their credit facilities and loan agreements. The ability of these entities to refinance or amend their facilities on a successful and satisfactory basis, and to comply with the covenants in their financing facilities, affects our assessment of the carrying value of any individual investment. As of April 29, 2012, none of our equity investments represented more than 6% of our total consolidated assets. If we determine in the future that an investment is impaired, we would be required to record a non-cash impairment charge, which could substantially affect our reported earnings in the period of such charge. In addition, any such impairment charge would negatively impact our financial ratios and could limit our ability to obtain financing in the future. See “Item 8. Notes to Consolidated Financial Statements—Note 6: Investments” for a discussion of the accounting treatment of our equity investments.
We are subject to risks associated with our international sales and operations.
Sales to international customers accounted for approximately 24% of our net sales in fiscal 2012. We conduct foreign operations in Poland, Romania and the United Kingdom and export our products to more than 40 countries. In addition, we are engaged in joint ventures in Mexico and have a significant investment in Western Europe. As of April 29, 2012, approximately 28% of our long-lived assets were associated with our foreign operations. Because of the growing market share of U.S. pork products in the international markets, U.S. exporters are increasingly being affected by measures taken by importing countries to protect local producers.
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
As of April 29, 2012, we had approximately 46,050 employees, 20,550 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability, retention and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. Further, employee shortages can and do occur, particularly in rural areas where some of our operations are located. Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our plants and with the negotiation of new collective bargaining agreements. If we fail to maintain satisfactory relations with our employees or with the labor unions, we may experience labor strikes, work stoppages or other labor disputes. Negotiation of collective bargaining agreements also could result in higher ongoing labor costs. In addition, the discovery by us or governmental authorities of undocumented workers, as has occurred in the past, could result in our having to attempt to replace those workers, which could be disruptive to our operations or may be difficult to do.
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
Our ten largest customers represented approximately 29% of net sales for fiscal 2012. We do not have long-term sales agreements (other than to certain third-party hog customers) or other contractual assurances as to future sales to these major customers. In addition, continued consolidation within the retail industry, including among supermarkets, warehouse clubs and food distributors, has resulted in an increasingly concentrated retail base and increased our credit exposure to certain customers. Our business could be materially adversely affected and suffer significant set backs in sales and operating income from the loss of some of our larger customers or if our larger customers' plans, markets, and/or financial condition should change significantly.
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
Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of April 29, 2012, we had $768.2 million of goodwill, which represented approximately 10% of total assets.

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

The following table lists our material plants and other physical properties. Based on a five day week, our weekly domestic pork slaughter capacity was 549,000 head, and our domestic packaged meats capacity was 63.7 million pounds, as of April 29, 2012. During fiscal 2012, the average weekly capacity utilization for pork slaughter and packaged meats was 97% and 82%, respectively. We believe these properties are adequate and suitable for our needs.

Location (1)	Segment	Operation
Smithfield Packing Plant Bladen County, North Carolina	Pork	Slaughtering and cutting hogs

Smithfield Packing Plant Smithfield, Virginia	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Smithfield Packing Plant Kinston, North Carolina	Pork	Production of boneless cooked hams, deli hams and sliced deli products

Smithfield Packing Plant Clinton, North Carolina	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Smithfield Packing Plant (2) Landover, Maryland	Pork	Production of smoked hams

Smithfield Packing Plant Wilson, North Carolina	Pork	Production of bacon

Smithfield Packing Plant Portsmouth, Virginia	Pork	Production of hot dogs and luncheon meats

John Morrell Plant Sioux Falls, South Dakota	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

John Morrell Plant Springdale, OH	Pork	Production of hot dogs and luncheon meats

Curly’s Foods, Inc. Plant (operated by John Morrell) Sioux City, Iowa	Pork	Production of raw and cooked ribs and other BBQ items

Armour-Eckrich Meats (operated by John Morrell) St. Charles, Illinois	Pork	Production of bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Omaha, Nebraska	Pork	Production of bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Peru, Indiana	Pork	Production of pre-cooked bacon

Armour-Eckrich Meats (operated by John Morrell) Junction City, Kansas	Pork	Production of smoked sausage

Location (1)	Segment	Operation
Armour-Eckrich Meats (operated by John Morrell) Mason City, Iowa	Pork	Production of boneless bulk and sliced ham products

Armour-Eckrich Meats (operated by John Morrell) St. James, Minnesota	Pork	Production of sliced luncheon meats

Farmland Plant Crete, Nebraska	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Monmouth, Illinois	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Denison, Iowa	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Milan, Missouri	Pork	Slaughtering and cutting hogs; fresh pork

Farmland Plant Wichita, Kansas	Pork	Production of hot dogs and luncheon meats

Cook’s Hams Plant (operated by Farmland Foods) Lincoln, Nebraska	Pork	Production of smoked hams and other smoked meats

Cook’s Hams Plant (operated by Smithfield Packing) Grayson, Kentucky	Pork	Production of spiral hams and smoked ham products

Cook’s Hams Plant (operated by Farmland Foods) Martin City, Missouri	Pork	Production of spiral hams

Patrick Cudahy Plant (operated by John Morrell) Cudahy, Wisconsin	Pork	Production of bacon, dry sausage and refinery products

Animex Plant Szczecin, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Ilawa, Poland	International	Production of fresh meat and packaged products

Animex Plant Starachowice, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Elk, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Morliny, Poland	International	Production of packaged and other pork and beef products

Location (1)	Segment	Operation
Smithfield Prod Plants Timisoara, Romania	International	Deboning, slaughtering and rendering hogs

Corporate Headquarters Smithfield, Virginia	Corporate	Management and administrative support services for other segments
——————————————

(1)	Substantially all of our Pork segment facilities are pledged as collateral under our credit facilities.

(2)	Facility is leased.
The Hog Production segment owns and leases numerous hog production and grain storage facilities, as well as feedmills, mainly in North Carolina, Utah, Missouri and Virginia, with additional facilities in Oklahoma, Colorado, Texas, Iowa, Illinois, South Carolina and Pennsylvania. A substantial number of these owned facilities are pledged under our credit facilities.
Also, the International segment owns and leases numerous hog production and grain storage facilities, as well as feedmills, in Poland and Romania.

ITEM 3.	LEGAL PROCEEDINGS

We and certain of our subsidiaries are parties to the environmental litigation matters discussed in “Item 1. Business—Regulation” above. Apart from those matters and the matters listed below, we and our affiliates are parties to various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to the ordinary course matters will not have a material adverse effect on our financial position or results of operations.
MISSOURI LITIGATION
PSF is a wholly-owned subsidiary that we acquired on May 7, 2007 when a wholly-owned subsidiary of ours merged with and into PSF. As a result of our acquisition of PSF and through other separate acquisitions by Continental Grain Company (CGC) of our common stock, CGC beneficially owned approximately 7.9% of our common stock as of June 15, 2010 (based on a Schedule 13D/A filed by CGC on June 16, 2010). Pursuant to a pre-existing arrangement, PSF is obligated to indemnify CGC for certain liabilities, if any, resulting from the Missouri litigation.
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
On March 4, 2010, a jury trial involving 15 plaintiffs who live near Homan farm resulted in a jury verdict of compensatory damages for those plaintiffs for a total of $11,050,000. Thirteen of the Homan farm plaintiffs received damages in the amount of $825,000 each. One of the plaintiffs received damages in the amount of $250,000, while another plaintiff received $75,000. PSF appealed the jury verdict but was unsuccessful.
The next Adwell trial, which will resolve the claims of up to 28 plaintiffs who live near Scott Colby farm, has been scheduled to commence on February 4, 2013, and discovery is ongoing.

In May 2004, the same attorneys representing the Adwell plaintiffs filed two additional nuisance lawsuits in the Circuit Court of Jackson County, Missouri entitled Fred Torrey, et al. v. PSF, et al. and Doyle Bounds, et al. v. PSF, et al. There are seven plaintiffs in both suits combined, each of whom claims to live near swine farms owned or under contract with PSF. Plaintiffs allege that these farms interfered with the plaintiffs' use and enjoyment of their respective properties. Plaintiffs in the Torrey suit also allege trespass.
In May 2004, an additional nuisance suit was filed in the Circuit Court of Daviess County, Missouri entitled Steve Hanes, et al. v. PSF, et al. Plaintiffs asserted personal injury and property damage claims and sought recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys' fees, as well as injunctive relief. On March 7, 2012, the Steve Hanes case was dismissed by the court for lack of prosecution. The dismissal was without prejudice, so the case may be re-filed.
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
Following the initial transfers, plaintiffs filed motions to transfer each of the cases back to Jackson County. Those motions were denied in all nine cases, but seven cases were transferred to neighboring counties pursuant to Missouri's venue rules. Following all transfers, Herrold cases were pending in Chariton, Clark, DeKalb, Harrison, Jackson, Linn, and Nodaway counties. Pursuant to notices of dismissal filed by plaintiffs on January 27, February 23 and April 10, 2009, all cases in Nodaway County have been dismissed. In Amended Petitions filed in Chariton, Linn and DeKalb counties, plaintiffs added claims of negligence and also claim that defendants are liable for the alleged negligence of several contract grower farms. Trial for one of the Herrold cases pending in Harrison County, Engel, et al. v. PSF, et al., which involves the claims of four plaintiffs, has been scheduled to commence on October 9, 2012, and discovery is now proceeding in the Engel case as well as several other Herrold cases.
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
In May 2007, the same lead lawyer who filed the Adwell, Bounds, Herrold and Torrey lawsuits filed a nuisance lawsuit entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Vernon County, Missouri. Murphy-Brown, LLC, Murphy Farms, LLC, Murphy Farms, Inc. and we have all been named as defendants. The other seven named defendants include Murphy Family Ventures, LLC, DM Farms of Rose Hill, LLC, and PSM Associates, LLC, which are entities affiliated with Wendell Murphy, a director of ours, and/or his family members. Initially there were 13 plaintiffs in the lawsuit, but the claims of two plaintiffs were voluntarily dismissed without prejudice. All remaining plaintiffs are current or former residents of Vernon and Barton Counties, Missouri, each of whom claims to live or have lived near swine farms presently or previously owned or managed by the defendants. Plaintiffs allege that odors from these farms interfered with the use and enjoyment of their respective properties. Plaintiffs seek recovery of an unspecified amount of compensatory and punitive damages, costs and attorneys' fees. Trial for the claims of the 11 plaintiffs remaining in the Cooper case has been scheduled to commence on May 1, 2013, and discovery is ongoing.
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

During fiscal 2012 and continuing in the first quarter of fiscal 2013, we engaged in global settlement negotiations with counsel representing nearly all of the plaintiffs in the nuisance litigation and numerous carriers of commercial general liability and pollution liability policies. The parties to the litigation have made substantial progress toward consummation of a global settlement that would resolve the vast majority of the nuisance litigation, including all pending cases described above with the exception of the McDaniel case. However, there are significant contingencies that must be fulfilled before the settlement is consummated, and we cannot make any assurance that those contingencies will be satisfied. In addition, we have agreements with the insurance carriers under which we receive payments that we contribute to pay a portion of the settlement, most of which are contingent on the consummation of the global settlement. See “Item 8. Financial Statements and Supplementary Data—Note 16: Regulation and Contingencies” for a further discussion.
In the event that the global settlement is not consummated, we believe we have good defenses to all of the actions described above and intend to defend vigorously these suits.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table shows the name and age, position and business experience during the past five years of each of our executive officers. The board of directors elects executive officers to hold office until the next annual meeting of the board of directors, until their successors are elected or until their resignation or removal.

Name and Age	Position	Business Experience During Past Five Years
C. Larry Pope (57)	President and Chief Executive Officer	Mr. Pope was elected President and Chief Executive Officer in June 2006, effective September 1, 2006. Mr. Pope served as President and Chief Operating Officer from October 2001 to September 2006.

Robert W. Manly, IV (59)	Executive Vice President and Chief Financial Officer
Mr. Manly was elected Executive Vice President in August 2006 and was named to the additional position of Chief Financial Officer, effective July 1, 2008. He also served as Interim Chief Financial Officer from January 2007 to June 2007. Prior to August 2006, he was President since October 1996 and Chief Operating Officer since June 2005 of PSF. Mr. Manly will also assume the role of President of Murphy-Brown in July 2012.

Joseph W. Luter, IV (47)	Executive Vice President
Mr. Luter was elected Executive Vice President in April 2008 concentrating on sales and marketing. He served as President of Smithfield Packing from November 2004 to April 2008. Mr. Luter is the son of Joseph W. Luter, III, Chairman of the Board of Directors.

Dhamu Thamodaran (57)	Executive Vice President and Chief Commodity Hedging Officer
Mr. Thamodaran was elected Executive Vice President and Chief Commodity Hedging Officer in July 2011. He was named Senior Vice President and Chief Commodity Hedging Officer in June 2008. Prior to these appointments, Mr. Thamodaran served as Vice President, Price Risk Management.

Dennis H. Treacy (57)	Executive Vice President, Corporate Affairs, and Chief Sustainability Officer
Mr. Treacy was elected Executive Vice President, Corporate Affairs, and Chief Sustainability Officer in October 2011. He was named Senior Vice President of Corporate Affairs and Chief Sustainability Officer in February 2010. Prior to these appointments, Mr. Treacy served as Vice President, Environmental and Corporate Affairs.

George H. Richter (67)	President and Chief Operating Officer, Pork Group	Mr. Richter was elected President and Chief Operating Officer, Pork Group in April 2008. Mr. Richter served as President of Farmland Foods from October 2003 to April 2008.

Michael E. Brown (53)	President of Farmland Foods	Mr. Brown was elected President of Farmland Foods in October 2010. He served as President of Armour-Eckrich and Executive Vice President of John Morrell Food Group from 2006 to October 2010.

Timothy O. Schellpeper (47)	President of Smithfield Packing	Mr. Schellpeper was elected President of Smithfield Packing in April 2008. He was Senior Vice President of Operations at Farmland Foods from August 2005 to April 2008.

Joseph B. Sebring (65)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.

Jerry H. Godwin (65)	President of Murphy-Brown	Mr. Godwin has served as President of Murphy-Brown since April 2001. Mr. Godwin will retire from the Company in July 2012.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION
Our common stock trades on the New York Stock Exchange under the symbol “SFD”. The following table shows the high and low sales price of our common stock for each quarter of fiscal 2012 and fiscal 2011.

	2012		2011
	High	Low	High	Low
First quarter	$23.85	$18.81	$19.17	$13.34
Second quarter	23.95	17.79	17.34	14.04
Third quarter	25.12	21.75	21.25	15.93
Fourth quarter	24.23	20.04	24.93	19.69

HOLDERS
As of June 13, 2012 there were approximately 885 record holders of our common stock.
DIVIDENDS
We have never paid a cash dividend on our common stock. In addition, the terms of certain of our debt agreements limit the payment of any cash dividends on our common stock. We would only pay cash dividends from assets legally available for that purpose, and payment of cash dividends would depend on our financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors then deemed relevant by the board of directors.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 30, 2012 to February 29, 2012	—		n/a	n/a	$139,437,442
March 1, 2012 to March 29, 2012	1,733,527	(2)	$22.29	1,724,834	$101,004,176
March 30, 2012 to April 29, 2012	1,936,327		$20.81	1,936,327	$60,702,809
Total	3,669,854		$21.53	3,661,161	$60,702,809
——————————————

(1)
On June 16, 2011, we announced that our board of directors had approved a share repurchase program authorizing the Company to buy up to $150,000,000 of its common stock. In September 2011, our board of directors approved a $100,000,000 increase to the authorized amount. This share repurchase program is set to expire on June 16, 2013. In June 2012 our board of directors approved a new share repurchase program to buy up to $250 million of the Company's stock in addition to the previous authorizations. See Note 20 in "Item 8. Financial Statements and Supplementary Data" for additional information.

(2)
Purchases of 8,693 shares were made in open market transactions by Wells Fargo, as trustee, and these 8,693 shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

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

	Fiscal Years
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Statement of Income Data:
Sales	$13,094.3	$12,202.7	$11,202.6	$12,487.7	$11,351.2
Cost of sales	11,544.9	10,488.6	10,472.5	11,863.1	10,202.8
Gross profit	1,549.4	1,714.1	730.1	624.6	1,148.4
Selling, general and administrative expenses	816.9	789.8	705.9	798.4	813.6
Gain on fire insurance recovery	—	(120.6)	—	—	—
Loss (income) from equity method investments	9.9	(50.1)	(38.6)	50.1	(62.0)
Operating profit (loss)	722.6	1,095.0	62.8	(223.9)	396.8
Interest expense	176.7	245.4	266.4	221.8	184.8
Other loss (income)	12.2	92.5	11.0	(63.5)	—
Income (loss) from continuing operations before income taxes	533.7	757.1	(214.6)	(382.2)	212.0
Income tax expense (benefit)	172.4	236.1	(113.2)	(131.3)	72.8
Income (loss) from continuing operations	361.3	521.0	(101.4)	(250.9)	139.2
Income (loss) from discontinued operations, net of tax	—	—	—	52.5	(10.3)
Net income (loss)	$361.3	$521.0	$(101.4)	$(198.4)	$128.9

Net Income (Loss) Per Diluted Share:
Continuing operations	$2.21	$3.12	$(.65)	$(1.78)	$1.04
Discontinued operations	—	—	—	.37	(.08)
Net income (loss) per diluted common share	$2.21	$3.12	$(.65)	$(1.41)	$.96

Weighted average diluted shares outstanding	163.5	167.2	157.1	141.1	134.2

Balance Sheet Data:
Working capital	$2,162.7	$2,110.0	$2,128.4	$1,497.7	$2,215.3
Total assets	7,422.2	7,611.8	7,708.9	7,200.2	8,867.9
Long-term debt and capital lease obligations	1,900.9	1,978.6	2,918.4	2,567.3	3,474.4
Shareholders’ equity	3,387.3	3,545.5	2,755.6	2,612.4	3,048.2

Other Consolidated Operational Data:
Total hogs processed (1)	30.7	30.4	32.9	35.2	33.9
Packaged meats sales (pounds) (1)	3,119.4	3,159.7	3,238.0	3,450.6	3,363.4
Fresh pork sales (pounds) (1)	4,154.6	4,035.0	4,289.9	4,702.0	4,356.7
Total hogs sold (2)	18.1	18.6	19.3	20.4	20.2
——————————————

(1)	Comprised of Pork segment and International segment.

(2)	Comprised of Hog Production segment and International segment and includes intercompany hog sales.

Notes to Selected Financial Data:
Fiscal 2012

▪	Includes our share of charges related to the CFG Consolidation Plan of $38.7 million.

▪	Includes net charges of $22.2 million related to the Missouri litigation.

▪	Includes losses of $12.2 million on debt extinguishment.

▪	Includes accelerated depreciation charges associated with the idling of certain Missouri hog farm assets of $8.2 million.

▪	Includes accelerated depreciation and other charges associated with the planned closure of our Portsmouth facility of $4.7 million.

▪	Includes $3.1 million of charges related to the Cost Savings Initiative.
Fiscal 2011

▪	Includes an involuntary conversion gain on fire insurance recovery of $120.6 million.

▪	Includes losses of $92.5 million on debt extinguishment.

▪	Includes $28.0 million of charges related to the Cost Savings Initiative.

▪	Includes a net benefit of $19.1 million related to the Missouri litigation.

▪	Includes net gains of $18.7 million on the sale of hog farms.
Fiscal 2010

▪	Includes $34.1 million of impairment charges related to certain hog farms.

▪	Includes restructuring and impairment charges totaling $17.3 million related to the Restructuring Plan.

▪	Includes $13.1 million of impairment and severance costs primarily related to the Sioux City plant closure.

▪	Includes $11.0 million of charges for the write-off of amendment fees and costs associated with the U.S. Credit Facility and the Euro Credit Facility.

▪	Includes $9.1 million of charges related to the Cost Savings Initiative.

Fiscal 2009

▪	Fiscal 2009 was a 53 week year.

▪	Includes a pre-tax write-down of assets and other restructuring charges totaling $88.2 million related to the Restructuring Plan.

▪	Includes a $56.0 million pre-tax gain on the sale of Groupe Smithfield.

▪	Includes a $54.3 million gain on the sale of Smithfield Beef, Inc., net of tax of $45.4 million (discontinued operations).

▪	Includes charges related to inventory write-downs totaling $25.8 million.
Fiscal 2008

▪	Includes a pre-tax impairment charge on our shuttered Kinston, North Carolina plant of $8.0 million.

▪	Includes a loss on the disposal of the assets of Smithfield Bioenergy, LLC of $9.6 million, net of tax of $5.4 million (discontinued operations).

▪	Includes pre-tax inventory write-down and disposal costs of $13.0 million associated with outbreaks of classical swine fever in Romania.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following information in conjunction with the audited consolidated financial statements and the related notes in “Item 8. Financial Statements and Supplementary Data.”
Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest April 30. All fiscal years presented in this discussion consisted of 52 weeks. Unless otherwise stated, the amounts presented in the following discussion are based on continuing operations for all fiscal periods included. Certain prior year amounts have been reclassified to conform to current year presentations.
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
We conduct our operations through four reportable segments: Pork, Hog Production, International and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. A fifth reportable segment, the Other segment, contains the results of our former turkey production operations and our previous 49% interest in Butterball, LLC (Butterball), which were sold in December 2010 (fiscal 2011), as well as our former live cattle operations, which were sold in the first quarter of fiscal 2010. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries: The Smithfield Packing Company, Inc. (Smithfield Packing), Farmland Foods, Inc. and John Morrell Food Group. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments.
Fiscal 2012 Summary
Net income was $361.3 million, or $2.21 per diluted share, in fiscal 2012, compared to net income of $521.0 million, or $3.12 per diluted share, in fiscal 2011. The following explains the significant changes in fiscal 2012 results compared to fiscal 2011:

▪	Pork segment operating profit decreased $129.7 million from last year's record $753.4 million due to significantly higher hog costs, which reduced fresh pork cutout margins.

▪	Hog Production segment operating profit decreased $58.3 million driven principally by litigation charges and higher feed costs.

▪
International segment operating profit decreased $73.1 million primarily as a result of charges at CFG, of which our share was $38.7 million, higher feed costs and currency losses in our Mexican joint ventures, and higher raw material costs in our Polish meat processing operations. See "Significant Events Affecting Results of Operations" below for further discussion.

▪
Corporate segment results decreased $113.7 million, primarily due to a $120.6 million gain in the prior year on the final settlement of our insurance claim related to the fire that occurred at our Cudahy, Wisconsin facility.

▪	Interest expense decreased $68.7 million, or 28%, as a result of our Project 100 initiative, which is described below.

▪	Losses on debt extinguishment were $12.2 million in the current year compared to $92.5 million in the prior year.
Project 100
In the latter half of fiscal 2010, we developed a plan to reduce the level of debt on our balance sheet by $1 billion and eliminate $100 million of annual interest and finance expense from our statement of income (Project 100). This project was intended to improve our credit metrics, extend and smooth maturities of our various debt obligations and utilize idle cash on hand, while at the same time, maintaining ample liquidity. Project 100 was completed in the first half of fiscal 2012. As a result, we have dramatically reduced our leverage and interest expense. Our net debt (long-term debt and capital lease obligations including current portion, net of cash) to total capitalization (net debt plus shareholders' equity) has decreased from 48% at the end of fiscal 2010 to 33% as of April 29, 2012. Our goal is to maintain a net debt to total capitalization ratio of approximately 40% or lower with a ceiling of 50%.
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
In June 2012 (fiscal 2013), our board of directors approved a new share repurchase program authorizing us to buy up to $250 million of our common stock over the subsequent 24 month period in addition to the amounts previously authorized under the Share Repurchase Program. We intend to fund share repurchases from cash on hand. Share repurchases may be made on the open market, or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, will depend on corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time.
Since the Share Repurchase Program was authorized, we have repurchased a total of 11,795,489 shares of our common stock for $241.7 million through June 13, 2012.
Strategies for Growth
With the completion of the Restructuring Plan in fiscal 2011, which is further described under "Significant Events Affecting Results of Operations" below, we are focused on top and bottom line growth in our base business. Our strategies for growth include:

▪
Focus On Twelve Core Brands—In connection with our Pork segment restructuring plan, we rationalized our large brand portfolio and began to focus our marketing support on twelve major brand names: Smithfield, Farmland, John Morrell, Gwaltney, Armour, Eckrich, Margherita, Carando, Kretschmar, Cook’s, Curly's and Healthy Ones. Approximately three-quarters of our domestic retail packaged meats sales are branded products, with nearly 90% of those branded sales being core brands.

▪
Invest in Advertising to Activate Brands—We have begun to invest more heavily in marketing talent and consumer advertising campaigns to drive consumer awareness. In December 2011 (fiscal 2012), we entered into a multi-year sponsorship agreement with the Richard Petty Motorsports NASCAR team to help activate our brands with consumer-focused marketing.

▪
Build a Strong Innovation Pipeline—We are driving consumer relevant product innovation by focusing on delivering convenience oriented products such as our Smithfield marinated pork products, convenient packaging such as our Smithfield bacon pouch pack and healthier, reduced sodium products. In fiscal 2012, we opened a 37,000 square foot research and development center with three state of the art kitchens, a dedicated cutting room, multimedia technology, and a pilot plant that simulates full scale manufacturing processes. This facility allows us to co-develop prototypes with customers and make quick product modifications for speed to the market.

▪
Coordinated Sales and Marketing Team—In connection with the Pork segment restructuring plan, we merged two independent fresh pork sales forces and consolidated our international sales organizations for our U.S. pork companies into one group responsible for exports. The restructured sales groups provide for a more coordinated and focused strategy to access markets and service customers.

Outlook
The commodity markets affecting our business are often volatile and fluctuate on a daily basis. In this unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪
Pork-Fresh pork margins have been strong over the last two fiscal years. Margins for fiscal 2012 averaged above the normalized range of $3-$7 per head for much of the year before coming under pressure late in the year. Favorable weather and ideal growing conditions contributed to higher pork supplies this spring. At the same time, relatively high retail prices and the specter of $4/gallon gas prices dampened consumer demand. The confluence of these factors weakened margins in the fresh pork complex in Q4 2012 and early into Q1 2013. Notwithstanding the current weakness, we believe the fundamentals support solid profitability in fresh pork for the full fiscal year. Margins should get a lift as the oversupply situation resulting from accelerated slaughter levels in the spring corrects itself and the spread between wholesale and retail prices normalizes. Moreover, lower supplies of competing proteins, continued strength in export demand and relatively high pork prices around the world should support healthy fresh pork profitability within the normalized range of $3-$7 per head for fiscal 2013.

Operating margins in our packaged meats business improved in fiscal 2012, despite higher raw material costs. The business benefited from an improved product mix, a more coordinated and focused sales strategy, and increased investment in marketing talent and consumer advertising. Although packaged meats volumes were unchanged from last year, we improved our sales mix by successfully growing our retail packaged meats volume in our core brands, despite competing in product categories that are down industry-wide. We are executing our strategy to grow our packaged meats business by continuing to coordinate our sales and marketing team approach, focus on our twelve core brands, invest in consumer-focused advertising, and build a strong product innovation pipeline to grow share and distribution.
In summary, we are optimistic about our packaged meats business for fiscal 2013. Based on the focus and momentum we have generated in this part of the business, we are increasing our view of the normalized operating profit range in packaged meats by $.02 per pound to $.12 to $.17 per pound from $.10 to $.15 per pound. We expect packaged meats operating margins to be in the top half of the new normalized range in fiscal 2013.

▪
Hog Production-Balanced U.S. pork fundamentals and tighter global protein supplies supported live hog market prices in fiscal 2012. Domestic live hog prices were up 15% year over year, but were pressured in the fourth quarter of fiscal 2012 as favorable weather and growing conditions accelerated growth rates and, ultimately, hog supplies. However, with no significant herd expansion expected and the forecasted contraction of other protein supplies, segment fundamentals should be supportive of healthy hog prices going forward.

In fiscal 2013, we expect raising costs to average in the mid $60s per hundredweight in the first quarter before moving lower in the fall as cheaper corn moves through our feeding complex. Lower corn prices should continue to reduce raising costs to the high $50s per hundredweight by the fourth quarter of fiscal 2013.
In summary, we believe a balance domestically, between restrained supply of pork and other proteins, coupled with healthy exports, is supportive of hog production profitability going forward. We expect operating margins will be at the low end of our normalized range of $10-$15 per head in the first quarter of fiscal 2013 and for the full fiscal year. While the current futures strip does not yet support these profitability levels, the relative health of US pork fundamentals, existing risk management positions, lower expected raising costs, and recent momentum in live hog prices provide the basis for our outlook for the full fiscal year.

•
International-Our European live swine operations should benefit from tightening hog supplies on the continent. Industry forecasters predict heightened environmental and welfare regulations in Europe will cause producers to contract, improving an already favorable production environment for our Polish and Romanian hog farms. Our Mexican live swine joint ventures are currently operating in a challenging production environment. We expect modest improvements in fiscal 2013. However, before meaningful contributions to segment profitability can be expected, improvements in live hog prices and/or feed grain cost will be needed.

On the meat processing side of our international business, we expect improved results from our Polish meat operations in fiscal 2013 after a disappointing fiscal 2012. Recent approval to export pork products out of Romania to European Union member countries should also improve results from our Romanian meat operations in fiscal 2013. We also expect modest contributions from our Mexican meat operations.
Finally, in the third quarter of fiscal 2012, CFG announced a multi-year comprehensive plan to consolidate and streamline its manufacturing operations, which should improve operating results over the long-term. In the near-term, we expect only modest positive contributions from CFG.
In total, we anticipate operating profits from this segment will move to the upper end of the normalized range of $50 million to $125 million in fiscal 2013.
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
Missouri Litigation
PSF, the Company and certain of our other subsidiaries and affiliates are parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs' use and enjoyment of their properties. These claims are more fully described in “Item 3. Legal Proceedings—Missouri Litigation.”
During fiscal 2012 and continuing in the first quarter of fiscal 2013, we engaged in global settlement negotiations with counsel representing nearly all of the plaintiffs in the nuisance litigation and numerous carriers of commercial general liability and pollution liability policies. The parties to the litigation have made substantial progress toward consummation of a global settlement that would resolve the vast majority of the nuisance litigation, including all pending cases with the exception of one case. However, there are significant contingencies that must be fulfilled before the settlement is consummated, and we cannot make any assurance that those contingencies will be satisfied. In addition, we have agreements with the insurance carriers under which we receive payments that we contribute to pay a portion of the settlement, most of which are contingent on the consummation of the global settlement.
Due to the recent developments discussed above including the substantial progress toward the consummation of a global settlement and the settlements with certain insurance carriers, we recognized $22.2 million in net charges to selling, general and administrative expenses in the Hog Production segment associated with the Missouri litigation in fiscal 2012.
In November 2010 (fiscal 2011), we reached a settlement with one of our insurance carriers regarding the reimbursement of certain past and future defense costs associated with our Missouri litigation. Related to this matter, we recognized a net benefit of $19.1 million in selling, general and administrative expenses in the Hog Production segment in fiscal 2011.
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
Debt Extinguishment
During fiscal 2012, we repurchased $59.7 million of our 2014 Notes for $68.3 million and recognized losses on debt extinguishment of $11.0 million in fiscal 2012, including the write-off of related unamortized discounts and debt costs.
During fiscal 2011, we repurchased $522.2 million of our 7% senior unsecured notes due August 2011 (2011 Notes) for $543.1 million and recognized losses on debt extinguishment of $21.4 million in fiscal 2011, including the write-off of related unamortized premiums and debt costs.
In January 2011 (fiscal 2011), we commenced a Dutch auction cash tender offer to purchase for $450.0 million in cash (the January Tender Offer) the maximum aggregate principal amount of our outstanding 7.75% senior unsecured notes due May 2013 (2013 Notes) and our outstanding 10% senior secured notes due July 2014 (2014 Notes). As a result of the January Tender Offer, we paid $450.0 million to repurchase 2013 Notes and 2014 Notes with face values of $190.0 million and $200.9 million, respectively, and recognized a losses on debt extinguishment of $71.1 million in the fourth quarter of fiscal 2011, including the write-off of related unamortized discounts and debt costs.
Hog Production Cost Savings Initiative
In fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations (the Cost Savings Initiative). The plan includes a number of undertakings designed to improve operating efficiencies and productivity. These consist of farm reconfigurations and conversions, termination of certain high cost, third party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities. We incurred charges related to these activities totaling $3.1 million, $28.0 million and $9.1 million in fiscal 2012, 2011 and 2010, respectively. All charges have been recorded in cost of sales in the Hog Production segment. We expect the Cost Savings Initiative to be substantially complete by the end of fiscal 2013.
Pork Segment Restructuring
In February 2009 (fiscal 2009), we announced a plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan). The plan included the closure of six plants. This restructuring has made us more competitive by improving operating efficiencies and increasing plant utilization. We completed the Restructuring Plan in the first half of fiscal 2011 with cumulative pre-tax restructuring and impairment charges of approximately $105.5 million, of which $17.3 million was recognized in fiscal 2010. No material charges were incurred in fiscal 2011. All charges were recorded in the Pork segment.
Impairment and Disposal of Long-lived Assets
Portsmouth, Virginia Plant
In November 2011 (fiscal 2012), we announced that we would shift the production of hot dogs and lunchmeat from Smithfield Packing's Portsmouth, Virginia plant to our Kinston, North Carolina plant and permanently close the Portsmouth facility. The Kinston facility will be expanded to handle the additional production and will incorporate state of the art technology and equipment, which is expected to produce significant production efficiencies and cost reductions. The Kinston expansion will require an estimated $85 million in capital expenditures. The expansion of the Kinston facility and the closure of the Portsmouth facility are expected to be completed by the end of fiscal 2013.

As a result of this decision, we performed an impairment analysis of the related assets at the Portsmouth facility in the second quarter of fiscal 2012 and determined that the net cash flows expected to be generated over the anticipated remaining useful life of the plant are sufficient to recover its book value. As such, no impairment exists. However, we have revised depreciation estimates to reflect the use of the related assets at the Portsmouth facility over their shortened useful lives. As a result, we recognized accelerated depreciation charges of $3.3 million in cost of sales during fiscal 2012. We expect to recognize accelerated depreciation charges totaling $4.7 million during fiscal 2013. Also, in connection with this decision, we wrote-down inventory by $0.8 million in cost of sales and accrued $0.6 million for employee severance in selling, general and administrative expenses in the second quarter of fiscal 2012. All of these charges are reflected in the Pork segment.
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
In January 2011 (fiscal 2011), we sold a portion of the Dalhart, Texas operation to a crop farmer for net proceeds of $9.1 million and recognized a loss on the sale of $1.8 million in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. Also, in January 2011 (fiscal 2011), we received a non-binding letter of intent from a prospective buyer for the purchase of our remaining Dalhart, Texas assets. The prospective buyer had indicated that it intended to utilize the farms for hog production after reconfiguring the assets to meet their specific business purposes. In April 2011 (fiscal 2011), we completed the sale of the remaining Dalhart, Texas assets and received net proceeds of $32.5 million. As a result of the sale, we recognized a gain of $13.6 million, after allocating $8.5 million in goodwill to the asset group, in selling, general and administrative expenses in our Hog Production segment in the fourth quarter of fiscal 2011.
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
In the first half of fiscal 2011, we began reducing the hog population on certain other hog farms in Missouri in order to comply with an amended consent decree. The amended consent decree allows us to return the farms to full capacity upon the installation of an approved "next generation" technology that would reduce the level of odor produced by the farms. The reduced hog raising capacity at these farms was replaced with third party contract farmers in Iowa. In the first quarter of fiscal 2011, in connection with the anticipated reduction in finishing capacity, we performed an impairment analysis of these hog farms and determined that the book value of the assets was recoverable and thus, no impairment existed.
Based on the favorable hog raising performance experienced with these third party contract farmers and the amount of capital required to install "next generation" technology at our Missouri farms, we made the decision in the first quarter of fiscal 2012 to permanently idle certain of the assets on these farms. Depreciation estimates have been revised to reflect the shortened useful lives of the assets. As a result, we recognized accelerated depreciation charges of $8.2 million in fiscal 2012. These charges are reflected in the Hog Production segment.

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
Consolidated Results of Operations
The tables presented below compare our results of operations for fiscal years 2012, 2011 and 2010. As used in the tables, "NM" means "not meaningful."
Sales and Cost of Sales

	Fiscal Years			Fiscal Years
	2012	2011	% Change	2011	2010	% Change
	(in millions)			(in millions)
Sales	$13,094.3	$12,202.7	7%	$12,202.7	$11,202.6	9%
Cost of sales	11,544.9	10,488.6	10	10,488.6	10,472.5	—
Gross profit	$1,549.4	$1,714.1	(10)	$1,714.1	$730.1	135
Gross profit margin	12%	14%		14%	7%

The following items explain the significant changes in sales and gross profit:
2012 vs. 2011

▪
The increase in consolidated sales was primarily driven by a 6% increase in average unit selling prices coupled with a 2% increase in volume in the Pork segment. The improvements were attributable to higher market prices for fresh pork, supported by export demand, and an improved sales mix in packaged meats to higher margin core brands.

▪
Gross margin declined from prior year levels as a result of significantly higher raw material costs in all segments. Domestic live hog market prices increased approximately 15% to $65 per hundredweight from $57 per hundredweight, and domestic raising costs increased 18% to $64 per hundredweight from $54 per hundredweight as a result of higher feed prices.

▪
Cost of sales in the prior year included $28.0 million of charges associated with the Cost Savings Initiative compared to $3.1 million in the current year. Also, cost of sales in the current year includes $8.2 million and $4.7 million of accelerated depreciation and other charges related to the idling of certain of our Missouri hog farm assets and the planned closure of our Portsmouth, Virginia meat processing plant, respectively.

2011 vs. 2010

▪
The increase in consolidated sales was driven primarily by an 18% increase in average unit selling prices in the Pork segment, which was partially offset by a 7% decline in volume, as a result of lower supplies of pork products and stable demand.

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

▪
Cost of sales in fiscal 2011 included $28.0 million of charges associated with the Cost Savings Initiative. Cost of sales in fiscal 2010 included $72.4 million of charges related to hog farm and plant write-downs, the Cost Savings Initiative and the Restructuring Plan.

Selling, General and Administrative Expenses (SG&A)

	Fiscal Years			Fiscal Years
	2012	2011	% Change	2011	2010	% Change
	(in millions)			(in millions)
Selling, general and administrative expenses	$816.9	$789.8	3%	$789.8	$705.9	12%

The following items explain the significant changes in SG&A:
2012 vs. 2011

▪
Fiscal 2012 includes $22.2 million in net charges associated with the Missouri litigation compared to a $19.1 million net benefit in fiscal 2011. The Missouri litigation is more fully described under "Significant Items Affecting Results of Operations" above.

▪	Fiscal 2011 included a net gain of $18.7 million on the sale of hog farms, which is more fully explained under "Significant Events Affecting Results of Operations" above.

▪	Losses on foreign currency denominated transactions increased $7.0 million.

▪
Fiscal 2012 includes $6.4 million in professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011 (fiscal 2012), we terminated negotiations to purchase the additional interest.

▪	Variable compensation expense was $29.9 million lower due primarily to lower profitability levels in fiscal 2012.

▪	Expense for pension and other postretirement benefits decreased $19.6 million.
2011 vs. 2010

▪	Variable compensation expense increased by $65.6 million due to higher overall profitability; variable compensation programs were severely curtailed in fiscal 2010.

▪	A reduction in the amount of government subsidies recognized for our Romanian hog production operations increased SG&A by $32.2 million.

▪	Contract services and professional fees increased $13.8 million, primarily due to outsourced information technology support costs.

▪	Fiscal 2010 included a gain of $4.5 million on the sale of our investment in Farasia Corporation, a 50/50 Chinese joint venture, (Farasia).

▪	Losses on foreign currency denominated transactions increased by $4.1 million.

▪	Fiscal 2011 included a $19.1 million benefit related primarily to an insurance settlement associated with the Missouri litigation.

▪	Fiscal 2011 included a net gain of $18.7 million on the sale of hog farms, which is more fully explained under "Significant Events Affecting Results of Operations" above.
Loss (Income) from Equity Method Investments

	Fiscal Years			Fiscal Years
	2012	2011	% Change	2011	2010	% Change
	(in millions)			(in millions)
CFG (1)	$25.0	$(17.0)	(247)%	$(17.0)	$(4.5)	278%
Mexican joint ventures	(13.4)	(29.6)	(55)	(29.6)	(13.2)	124
Butterball	—	(1.3)	NM	(1.3)	(18.8)	(93)
All other equity method investments	(1.7)	(2.2)	(23)	(2.2)	(2.1)	5
Loss (income) from equity method investments	$9.9	$(50.1)	(120)	$(50.1)	$(38.6)	30
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

The following items explain the significant changes in loss (income) from equity method investments:
2012 vs. 2011

▪	CFG's results for fiscal 2012 include $38.7 million of charges related to the CFG Consolidation Plan, which is more fully described under "Significant Events Affecting Results of Operations" above.

▪	Results from our Mexican joint ventures were negatively impacted by higher feed costs and unfavorable changes in foreign exchange rates.
2011 vs. 2010

▪	Fiscal 2010 results for CFG included a $10.4 million debt restructuring charge and a $1.3 million charge related to its discontinued Russian operation.

▪	Equity income from our Mexican joint ventures increased significantly as a result of higher hog prices.

▪
The decrease in equity income from Butterball reflects our sale of the investment in the third quarter of fiscal 2011, which is more fully explained under "Significant Events Affecting Results of Operations" above.

Interest Expense

	Fiscal Years			Fiscal Years
	2012	2011	% Change	2011	2010	% Change
	(in millions)			(in millions)
Interest expense	$176.7	$245.4	(28)%	$245.4	$266.4	(8)%

Interest expense decreased as a result of our Project 100 initiative, under which we redeemed more than $1 billion of debt since the first quarter of fiscal 2011, including $600 million of our 7% senior unsecured notes due August 2011, $260.6 million of our 10% senior secured notes due July 2014 and $190 million of our 7.75% senior unsecured notes due May 2013.

Loss on Debt Extinguishment

	Fiscal Years			Fiscal Years
	2012	2011	% Change	2011	2010	% Change
	(in millions)			(in millions)
Loss on debt extinguishment	$12.2	$92.5	(87)%	$92.5	$11.0	NM

The following items explain the significant changes in loss on debt extinguishment:
2012 vs. 2011

▪	In fiscal 2012, we recognized losses of $11.0 million on the repurchase of $59.7 million of our 10% senior secured notes due July 2014.

▪
We recognized a loss on debt extinguishment of $1.2 million in the first quarter of fiscal 2012 associated with the refinancing of our working capital facilities in June 2011 (fiscal 2012), which is more fully described in "Liquidity and Capital Resources" below.

2011 vs. 2010

▪
As described more fully under “Liquidity and Capital Resources” below, we repurchased $913.1 million of our senior unsecured and senior secured notes in fiscal 2011 and recognized losses on debt extinguishment of $92.5 million.

▪
In fiscal 2010, we recognized losses of $11.0 million related to the write-off of amendment fees and costs associated with the extinguishment of our then existing secured revolving credit facility (the U.S. Credit Facility) and our then existing European secured revolving credit facility (the Euro Credit Facility).

Income Tax (Benefit) Expense

	Fiscal Years
	2012	2011	2010
Income tax (benefit) expense (in millions)	$172.4	$236.1	$(113.2)
Effective tax rate	32%	31%	53%
The decrease in the effective tax rate from 2010 to 2011 was due primarily to the mix of foreign earnings (which have lower effective tax rates) and domestic earnings in fiscal 2011 compared to fiscal 2010, the benefit of the Federal manufacturer’s deduction, the utilization of foreign tax credits in the fiscal 2011, and the legislative retroactive reinstatement of the Credit for Increasing Research Activities.

Segment Results
The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.
Pork Segment

	Fiscal Years			Fiscal Years
	2012	2011	% Change	2011	2010	% Change
	(in millions)			(in millions)
Sales:
Fresh pork (1)	$5,089.4	$4,542.7	12%	$4,542.7	$4,199.7	8%
Packaged meats	6,003.6	5,721.2	5	5,721.2	5,126.6	12
Total	$11,093.0	$10,263.9	8	$10,263.9	$9,326.3	10

Operating profit: (2)
Fresh pork (1)	$222.0	$406.5	(45)%	$406.5	$61.1	565%
Packaged meats	401.7	346.9	16	346.9	477.6	(27)
Total	$623.7	$753.4	(17)	$753.4	$538.7	40

Sales volume:
Fresh pork			4%			(8)%
Packaged meats			—			(4)
Total			2			(7)

Average unit selling price:
Fresh pork			8%			18%
Packaged meats			5			16
Total			6			18

Hogs processed			1%			(10)%

Average domestic live hog prices (per hundred weight) (3)	$65.05	$56.57	15%	$56.57	$43.81	29%
——————————————

(1)	Includes by-products and rendering.

(2)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.

(3)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
In addition to information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:
2012 vs. 2011

▪
Sales and operating profit were positively impacted by higher average unit selling prices for both fresh pork and packaged meats driven supported by strong export demand, an improved mix in packaged meats to more core brand product sales, and strong pricing discipline.

▪	Fresh pork volumes increased primarily as a result of stronger export demand.

▪	Fresh pork operating profit decreased to $8 per head from a record $15 per head as live hog prices increased significantly more than fresh meat prices.

▪
Packaged meats operating profit increased to $.15 per pound from $.13 per pound as a result of strong pricing discipline, an improved product mix to more high margin core brands and lower variable compensation and pension related expenses, which more than offset the impact of higher raw material costs.

▪	Operating profit for packaged meats in fiscal 2012 includes $4.7 million in charges associated with the anticipated closure of our Portsmouth plant.
2011 vs. 2010

▪
Sales and operating profit were positively impacted by substantially higher average unit selling prices for both fresh pork and packaged meats driven by a reduction in the supply of pork products and stable demand.

▪	Fresh pork sales volume declined due to the closure of our Sioux City, Iowa plant in April 2010 (fiscal 2010).

▪	Fresh pork operating profit increased to $15 per head from $2 per head as a result of substantially higher fresh pork market prices relative to live hog prices.

▪	Packaged meats operating profit declined to $.13 per pound from $.17 per pound, reflecting substantially higher raw material costs, which we were unable to pass on fully to consumers.

▪	Operating profit in fiscal 2010 included $30.4 million in charges associated with the Restructuring Plan and the Sioux City plant closure.
Hog Production Segment

	Fiscal Years			Fiscal Years
	2012	2011	% Change	2011	2010	% Change
	(in millions)			(in millions)
Sales	$3,052.6	$2,705.1	13%	$2,705.1	$2,207.8	23%
Operating profit (loss)	166.1	224.4	26	224.4	(539.2)	142

Head sold	15.77	16.43	(4)%	16.43	17.43	(6)%

Average domestic live hog prices (per hundred weight) (1)	$65.05	$56.57	15%	$56.57	$43.81	29%
Raising costs (per hundred weight) (2)	$63.93	$54.14	18%	$54.14	$54.88	(1)%
——————————————

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.

(2)	Includes the effects of grain derivative contracts designated in hedging relationships.
In addition to the information provided in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit:
2012 vs. 2011

▪	Sales and operating profit were positively impacted by significantly higher live hog market prices.

▪	Volume declined due to temporary disruptions from the Cost Savings Initiative and the sale of our Oklahoma hog farms at the end of the third quarter of fiscal 2011.

▪	Raising costs increased primarily as a result of higher feed costs.

▪
Fiscal 2012 operating profit includes $22.2 million in net charges associated with the Missouri litigation compared to a $19.1 million net benefit in fiscal 2011. The Missouri litigation is more fully described under "Significant Items Affecting Results of Operations" above.

▪	Operating profit in fiscal 2011 included a net gain of $18.7 million on the sale of hog farms in Oklahoma, Iowa and Texas.

▪	Fiscal 2012 operating profit includes accelerated depreciation charges of $8.2 million due to our decision in the first quarter of fiscal 2012 to permanently idle certain Missouri farm assets.

▪	Fiscal 2012 operating profit includes $3.1 million in charges associated with the Cost Savings Initiative compared to $28.0 million in fiscal 2011.

▪
Certain derivative contracts are not reflected in the average live hog prices and raising costs presented in the table above; primarily commodity derivative contracts that are not designated in hedging relationships for accounting purposes as well as lean hog derivative contracts that are designated in hedging relationships for accounting purposes. Gains on these contracts increased by $36.4 million.

2011 vs. 2010

▪	Sales and operating profit were positively impacted by substantially higher live hog prices due to a reduction in the supply of market hogs.

▪	Operating loss in fiscal 2010 included $34.1 million in impairment charges related to certain hog farms, which is more fully explained under "Significant Events Affecting Results of Operations" above.

▪
Operating profit in fiscal 2011 included a benefit of $19.1 million related primarily to an insurance settlement associated with the Missouri litigation, which is more fully described under "Significant Items Affecting Results of Operations" above.

▪	Operating profit in fiscal 2011 includes a net gain of $18.7 million on the sales of hog farms in Oklahoma, Iowa and Texas.

▪	Operating profit in fiscal 2011 included charges associated with the Cost Savings Initiative of $28.0 million compared to $9.1 million in fiscal 2010.

International Segment

	Fiscal Years			Fiscal Years
	2012	2011	% Change	2011	2010	% Change
	(in millions)			(in millions)
Sales:
Poland	$1,128.3	$1,040.0	8%	$1,040.0	$992.6	5%
Romania	245.8	199.1	23	199.1	182.4	9
Other	92.6	101.6	(9)	101.6	102.2	(1)
Total	$1,466.7	$1,340.7	9	$1,340.7	$1,277.2	5

Operating profit (loss):
Poland	$49.7	$64.0	(22)%	$64.0	$75.7	(15)%
Romania	7.9	9.2	(14)	9.2	35.1	(74)
Other (1)	(14.8)	42.7	(135)	42.7	17.1	150
Total	$42.8	$115.9	(63)	$115.9	$127.9	(9)

Poland:
Sales volume (pounds) (2)			(4)%			12%
Average unit selling price (2)			13			(7)
Hogs processed			(6)			24
Raising costs (per hundred weight)			17			3

Romania:
Sales volume (pounds) (2)			10%			22%
Average unit selling price (2)			9			(10)
Hogs processed			8			17
Raising costs (per hundred weight)			13			(12)
 ——————————————

(1)	Includes the results from our equity method investments in Mexico and our investment in CFG.

(2)	Excludes the sale of live hogs and includes the impact of foreign currency translation.
In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:
2012 vs. 2011

▪
Sales and operating profit in Poland were positively impacted by higher average unit selling prices primarily due to a shift in product mix to more packaged meats and our ability to pass along higher raw material costs, particularly in the second half of fiscal 2012.

▪
Operating profit in Poland declined primarily as a result of higher raw material costs in our meat processing operations. Improvements in Polish hog production fundamentals partially offset the decline in profit.

▪
Sales and operating profit in our Romania fresh pork operation was positively impacted by our recently received approval to export pork products out of Romania to European Union member countries. As a result, we saw average unit selling prices, excluding the impact of foreign currency translation, increase 7%.

▪
Our Romanian fresh pork and hog production operations both saw improvements in operating results. However, these improvements were more than offset by increased losses in our distribution operations and an unfavorable $8.4 million impact from foreign currency exposure.

▪	Fiscal 2012 operating profit includes $38.7 million of charges related to the CFG Consolidation Plan, which is more fully described above in “Significant Events Affecting Results of Operations”.

▪	Equity income from our Mexican joint ventures decreased $16.2 million, primarily due to higher feed costs and unfavorable changes in foreign exchange rates.
2011 vs. 2010

▪	The increases in sales volumes were primarily due to capacity expansion in semi-processed and sausage products in Poland and the expansion of hog production operations in Romania.

▪	The decline in average unit selling prices reflects adverse economic conditions in Europe.

▪	In Romania, we recognized $32.2 million less in government subsidies for hog production than the prior year due to the expiration of the subsidy program in the second half of fiscal 2010.

▪
Equity income from our equity method investments increased $29.3 million primarily driven by higher hog prices in Mexico. Also, equity income from CFG in fiscal 2010 was negatively impacted by $10.4 million of debt restructuring charges and $1.3 million of charges related to its discontinued Russian operation.

Other Segment

	Fiscal Years			Fiscal Years
	2012	2011	% Change	2011	2010	% Change
	(in millions)			(in millions)
Sales	$—	$74.7	NM	$74.7	$153.3	(51)%
Operating (loss) profit	—	(2.4)	NM	(2.4)	3.6	(167)

The following items explain the significant changes in Other segment sales and operating profit:

▪
The decrease in sales and operating profit reflects the sale of our turkey operations, including our investment in Butterball, in December 2010 (fiscal 2011), which is more fully explained under "Significant Events Affecting Results of Operations" above.

▪	Fiscal 2010 included the sale of our remaining live cattle inventory totaling $33.3 million.
Corporate Segment

	Fiscal Years			Fiscal Years
	2012	2011	% Change	2011	2010	% Change
	(in millions)			(in millions)
Operating profit (loss)	$(110.0)	$3.7	NM	$3.7	$(68.2)	105%
The following items explain the significant changes in Corporate segment operating profit (loss):
2012 vs. 2011

▪	Fiscal 2011 included a gain of $120.6 million on the final settlement with our insurance carriers of our claim related to the fire that occurred at our Cudahy, Wisconsin facility in fiscal 2010.

▪
Fiscal 2012 includes $6.4 million of professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011, we terminated negotiations to purchase the additional interest.

▪	Variable compensation cost declined $9.0 million due to lower consolidated profit levels in fiscal 2012.

▪	Expense for pension and other postretirement benefits decreased $4.1 million.
2011 vs. 2010

▪	Fiscal 2011 included a gain of $120.6 million on the final settlement with our insurance carriers of our claim related to the fire that occurred at our Cudahy, Wisconsin facility in fiscal 2010.

▪	Compensation expenses increased $31.1 million driven by substantially improved consolidated operating results.

▪	Fiscal 2010 included a $4.5 million gain on the sale of our investment in Farasia.

▪	Gains on company-owned life insurance policies were lower by $3.6 million.

▪	Change in foreign currency transaction losses negatively impacted operating profit by $2.3 million.
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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of April 29, 2012, our liquidity position was approximately $1.5 billion, comprised of approximately $1.1 billion in availability under our credit facilities and $324.3 million in cash and cash equivalents. Additionally, we have no substantial debt obligations coming due until fiscal 2014.
Sources of Liquidity
We have available a variety of sources of liquidity and capital resources, both internal and external. These sources provide funds required for current operations, acquisitions, integration costs, debt retirement and other capital requirements.
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
Credit Facilities

	April 29, 2012
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$925.0	$—	$—	$—	$925.0
Securitization Facility	275.0	—	(96.1)	—	178.9
International facilities	105.6	—	—	(64.9)	40.7
Total credit facilities	$1,305.6	$—	$(96.1)	$(64.9)	$1,144.6

In June 2011 (fiscal 2012), we refinanced our asset-based revolving credit agreement totaling $1.0 billion that supported short-term funding needs and letters of credit (the ABL Credit Facility) into two separate facilities: (1) an inventory based revolving credit facility up to $925.0 million, with an option to expand up to $1.2 billion (the Inventory Revolver), and (2) an accounts receivable securitization facility up to $275.0 million (the Securitization Facility). We may request working capital loans and letters of credit under both facilities.

Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. However, it will mature on March 15, 2014 if the outstanding principal balance of our senior secured notes due July 2014 (2014 Notes), net of the amount of cash in excess of $75 million, exceeds $300 million on that date. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of April 29, 2012, the unused commitment fee and interest rate were 0.375% and LIBOR plus 2.5%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit Agreement) may not be less than 2.5 to 1.0. Obligations under the Inventory Revolver are guaranteed by our material U.S. subsidiaries and are secured by (i) a first priority lien on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests (the Inventory Revolver Collateral), and (ii) a second priority lien on substantially all of the guarantors’ real property, fixtures and equipment (the Non-Inventory Revolver Collateral).
The term of the Securitization Facility is three years. As part of the arrangement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. The SPV held $390.3 million of accounts receivable as of April 29, 2012.
The unused commitment fee and the interest rate spreads under the Securitization Facility are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of April 29, 2012, the unused commitment fee and interest rate were 0.375% and the lender's cost of funds of 0.28% plus 1.25%, respectively.
Securities
We have a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for acquisitions, repayment of existing debt or general corporate purposes.
Cash Flows
Operating Activities

	Fiscal Years
	2012	2011	2010
	(in millions)
Net cash flows from operating activities	$570.1	$616.4	$258.2

The following items explain the significant changes in cash flows from operating activities over the past three fiscal years:
2012 vs. 2011

▪	Cash paid to outside hog suppliers was higher due to a 15% increase in average live hog market prices.

▪	Fiscal 2012 included net domestic tax payments of $225.7 million compared to net refunds of $34.8 million in the prior year.

▪	Cash paid for grain purchased by the Hog Production segment was approximately $111.3 million higher than the prior year due to increased feed prices.

▪	Variable compensation paid in fiscal 2012 related to the prior year's performance was higher than the corresponding amount paid in fiscal 2011.

▪	We contributed $142.8 million to our qualified and non-qualified pension plans in fiscal 2012 compared to $128.5 million in fiscal 2011.

▪	Cash received from customers increased primarily as a result of higher selling prices.

▪	Cash received for the settlement of commodity derivative contracts and for margin requirements increased $82.0 million.

2011 vs. 2010

▪	Cash received from customers increased due to higher selling prices on fresh pork, packaged meats and live hogs.

▪	Cash received for the settlement of commodity derivative contracts and for margin requirements increased $315.9 million.

▪	We received cash dividends from CFG of approximately $3.4 million in fiscal 2011 compared to $16.6 million in fiscal 2010.

▪	Cash paid to outside hog suppliers was significantly higher than the prior year due to a 29% increase in average domestic live hog market prices.

▪	Cash paid for grain purchased by the Hog Production segment was approximately $139.1 million higher than the prior year due to increased feed prices.

▪	We contributed $128.5 million to our qualified and non-qualified pension plans in fiscal 2011 compared to $73.9 million in fiscal 2010.

▪	In fiscal 2011, we transferred a total $27.2 million of cash to our workers compensation service providers to replace letters of credit previously held as collateral in these arrangements.
Investing Activities

	Fiscal Years
	2012	2011	2010
	(in millions)
Capital expenditures	$(290.7)	$(176.8)	$(174.7)
Dispositions	—	261.5	23.3
Insurance proceeds	—	120.6	9.9
Net (additions) proceeds of breeding stock	(2.3)	26.2	(8.0)
Proceeds from sale of property, plant and equipment	6.4	22.8	11.7
Other	—	—	4.0
Net cash flows from investing activities	$(286.6)	$254.3	$(133.8)

The following items explain the significant investing activities for each of the past three fiscal years:
2012

▪
Capital expenditures included $32.8 million related to our Kinston, North Carolina plant expansion project and $30.9 million related to the Cost Savings Initiative. The remaining capital expenditures primarily related to plant and hog farm improvement projects

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

▪	Proceeds from the sale of property, plant and equipment includes $9.1 million from the sale of farm land in Texas.
2010

▪	Capital expenditures were primarily related to the Restructuring Plan, the purchase of property and equipment previously leased and plant and hog farm improvement projects.

▪	Dispositions included $14.2 million in proceeds from the sale of our interest in Farasia and $9.1 million in proceeds from the sale of RMH, a subsidiary in the Pork segment.

▪
The insurance proceeds represent the portion of total insurance proceeds that were attributable to the destruction of property, plant and equipment due to the fire that occured at our Patrick Cudahy facility.

Financing Activities

	Fiscal Years
	2012	2011	2010
	(in millions)
Principal payments on long-term debt and capital lease obligations	$(152.7)	$(944.5)	$(333.3)
Net (repayments) borrowings on revolving credit facilities and notes payables	(0.3)	21.6	(491.6)
Proceeds from the issuance of long-term debt	—	—	840.4
Repurchase of common stock	(189.5)	—	—
Net proceeds from the issuance of common stock and stock option exercises	1.3	1.2	296.9
Change in cash collateral	23.9	(23.9)	—
Purchase of redeemable noncontrolling interest	—	—	(38.9)
Debt issuance costs and other	(11.1)	—	(64.6)
Net cash flows from financing activities	$(328.4)	$(945.6)	$208.9
The following items explain the significant financing activities for each of the past three fiscal years:
2012

▪	We redeemed the remaining $77.8 million of our 7% senior unsecured notes due August 2011 and repurchased $59.7 million of our 10% senior secured notes due July 2014.

▪
We repurchased 9,176,704 shares of our common stock for $189.5 million as part of the share repurchase program approved by our board of directors in June 2011 (fiscal 2012), which is more fully explained under "Additional Matters Affecting Liquidity."

▪
We received $20.0 million of cash previously held in a deposit account to serve as collateral for overdrafts on certain of our bank accounts and $3.9 million of cash from the counterparty of our interest rate swap contract which expired in August 2011 (fiscal 2012).

▪	We paid $11.0 million of debt issuance costs in connection with the refinancing of the ABL Credit Facility.
2011

▪
We repurchased $522.2 million of our 7% senior unsecured notes due August 2011 through open market purchases as well as a tender offer. Also, we repurchased $190.0 million and $200.9 million of our 7.75% senior unsecured notes due May 2013 and our 10% senior secured notes due July 2014, respectively, as a result of a tender offer that expired on February 9, 2011.

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

▪
We paid debt issuance costs totaling $64.6 million related to the 2014 Notes, the Rabobank Term Loan and the ABL Credit Facility. The debt issuance costs were capitalized and are being amortized into interest expense over the life of each instrument or have been expensed as part debt extinguishment.

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

Capitalization

	April 29, 2012	May 1, 2011
	(in millions)
10% senior secured notes, due July 2014, including unamortized discounts of $7.0 million and $11.2 million	$357.4	$412.9
10% senior secured notes, due July 2014, including unamortized premiums of $4.4 million and $6.1 million	229.4	231.1
7.75% senior unsecured notes, due July 2017	500.0	500.0
4% senior unsecured Convertible Notes, due June 2013, including unamortized discounts of $26.8 million and $47.3 million	373.2	352.7
7.75% senior unsecured notes, due May 2013	160.0	160.0
7% senior unsecured notes, due August 2011, including unamortized premiums of $0.2 million	—	78.0
Floating rate senior secured term loan, due June 2016	200.0	200.0
Various, interest rates from 0% to 7.47%, due May 2012 through March 2017	117.3	160.0
Total debt	1,937.3	2,094.7
Current portion	(62.5)	(143.2)
Total long-term debt	$1,874.8	$1,951.5
Total shareholders’ equity	$3,387.3	$3,545.5
Interest Rate Spread
Although we had no borrowings on the Inventory Revolver or the Securitization Facility as of April 29, 2012, the applicable interest rates would have been LIBOR plus 2.5% and the lender's cost of funds of 0.28% plus 1.25%, respectively. Both interest rate spreads are based on pricing-level grids in the respective agreements and determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement).

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
We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $87.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $58.0 million was outstanding as of April 29, 2012, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee a lease obligation of $11.3 million that was assumed by JBS in connection with the sale of Smithfield Beef, Inc. This lease guarantee may remain in place until the lease expires in February 2022.
Additional Matters Affecting Liquidity
Capital Projects
As of April 29, 2012, we anticipate capital expenditures of approximately $167 million during fiscal 2013, including approximately $52 million related to our Kinston, North Carolina plant expansion project, which is more fully explained under "Significant Events Affecting Results of Operations" above. These expenditures are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
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
In connection with the Share Repurchase Program, we entered into an agreement with a broker (the Trading Plan) which authorized it to purchase our common stock on our behalf based on certain parameters, in accordance with the applicable requirements of Rule 10b5-1(c)(1)(i) and Rule 10b-18 under the Securities Exchange Act of 1934.
During fiscal 2012, we repurchased 9,176,704 shares of our common stock for $189.5 million, including related fees. Subsequent to April 29, 2012 and through June 13, 2012, our broker purchased on our behalf an additional 2,618,785 shares of our common stock under the Trading Plan for $52.2 million, including related fees. All share repurchases were funded from cash on hand.
In June 2012 (fiscal 2013), we announced that our board of directors had approved a new share repurchase program authorizing us to buy up to $250 million of our common stock over the next 24 months in addition to those amounts previously authorized under the Share Repurchase Program. We intend to fund share repurchases from cash on hand. Share repurchases may be made on the open market, or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, will depend on corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time.

Group Pens
In January 2007 (fiscal 2007), we announced a voluntary, ten-year program to phase out individual gestation stalls at our company-owed sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $300.0 million. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of calendar year 2011, we had completed conversions to group housing for over 30% of our sows on company-owned farms. We will continue the conversion as planned with the objective of completing conversions for all sows on company-owned farms by the end of 2017.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Derivative Financial Instruments” below. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During fiscal 2012, margin deposits posted by us ranged from $(32.9) million to $115.0 million (negative amounts representing margin deposits we received from our brokers). The average daily amount on deposit with brokers during fiscal 2012 was $27.1 million. As of April 29, 2012, the net amount on deposit with us was $9.5 million.
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
Pension Plan Funding
Funding requirements for our pension plans are determined based on the funded status measured at the end of each year. The values of our pension obligation and related assets may fluctuate significantly, which may in turn lead to a larger underfunded status in our pension plans and a higher funding requirement. We contributed $142.8 million to our qualified pension plans in fiscal 2012. Our expected minimum funding requirement in fiscal 2013 is $44.8 million.
Litigation Costs
PSF, certain of our other subsidiaries and affiliates and we are parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs’ use and enjoyment of their properties. These claims, and an update of recent developments, including substantial progress in the consummation of a global settlement and settlements with certain insurance carriers, are more fully described in “Item 3. Legal Proceedings—Missouri Litigation.” We established a reserve estimating our liability for these and similar potential claims on the opening balance sheet for our acquisition of PSF. Consequently, expenses and other liabilities associated with these claims will not affect our profits or losses unless our reserve proves to be insufficient or excessive. The global settlement, if consummated on the terms contemplated, would not be materially different than the accrual. However, payments made under the global settlement, if consummated, will negatively impact our cash flows and liquidity position. In addition, in the event the global settlement is not consummated, legal expenses incurred in our and our subsidiaries' defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will also negatively impact our cash flows and our liquidity position. In any event, we do not expect such payments to have a material adverse impact on our overall financial position or liquidity.

Contractual Obligations and Commercial Commitments
The following table provides information about our contractual obligations and commercial commitments as of April 29, 2012.

	Payments Due By Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in millions)
Long-term debt	$1,937.3	$62.5	$1,157.5	$217.3	$500.0
Interest	445.4	139.3	200.5	86.2	19.4
Capital lease obligations, including interest	27.6	1.0	2.1	1.9	22.6
Operating leases	169.0	41.5	52.1	31.8	43.6
Capital expenditure commitments	40.6	40.6	—	—	—
Purchase obligations:
Hog procurement (1)	6,089.8	1,426.8	1,993.3	1,562.1	1,107.6
Contract hog growers (2)	1,257.5	387.9	326.9	209.3	333.4
Grain procurement (3)	228.7	228.7	—	—	—
Other	52.4	26.7	5.4	4.1	16.2
Total	$10,248.3	$2,355.0	$3,737.8	$2,112.7	$2,042.8
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

(3)
Includes fixed price forward grain purchase contracts totaling $117.5 million. Also includes unpriced forward grain purchase contracts which, if valued as of April 29, 2012 market prices, would be $111.2 million. These forward grain contracts are accounted for as normal purchases. As a result, they are not recorded in the balance sheet.

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

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments in the consolidated balance sheets (1).

	April 29, 2012	May 1, 2011
	(in millions)
Grains	$33.8	$75.0
Livestock	23.1	(12.9)
Energy	(12.2)	0.9
Interest rates	—	(2.3)
Foreign currency	3.6	(1.4)
——————————————

(1)	Negative amounts represent net liabilities
Sensitivity Analysis
The following table presents the sensitivity of the fair value of our open derivative contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of April 29, 2012 and May 1, 2011.

	April 29, 2012	May 1, 2011
	(in millions)
Grains	$49.4	$33.1
Livestock	18.0	85.4
Energy	3.3	0.3
Interest rates	—	—
Foreign currency	11.9	11.0

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
Interest Rate and Foreign Currency Exchange Risk
We periodically enter into interest rate swaps to hedge our exposure to changes in interest rates on certain financial instruments and to manage the overall mix of fixed rate and floating rate debt instruments. We also periodically enter into foreign exchange forward contracts to hedge exposure to changes in foreign currency rates on foreign denominated assets and liabilities as well as forecasted transactions denominated in foreign currencies.

The following tables present the effects on our consolidated financial statements from our derivative instruments and related hedged items:

Cash Flow Hedges
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$5.5	$232.9	$(4.0)	$75.1	$80.7	$(85.4)	$(0.2)	$1.9	$(7.2)
Lean hog contracts	102.8	(82.8)	(22.8)	32.3	(44.5)	1.9	(0.5)	(1.0)	(0.5)
Interest rate contracts	—	(1.2)	(4.6)	(2.4)	(7.0)	(6.8)	—	—	—
Foreign exchange contracts	(2.5)	(4.1)	6.1	(4.1)	(2.6)	(8.0)	—	—	—
Total	$105.8	$144.8	$(25.3)	$100.9	$26.6	$(98.3)	$(0.7)	$0.9	$(7.7)

Fair Value Hedges
	Gain (Loss) Recognized in Earnings on Derivative			Gain (Loss) Recognized in Earnings on Related Hedged Item
	2012	2011	2010	2012	2011	2010
	(in millions)			(in millions)
Commodity contracts	$21.9	$(4.2)	$(36.2)	$(16.7)	$5.4	$32.4
Interest rate contracts	—	—	0.6	—	—	(0.6)
Foreign exchange contracts	—	—	3.4	—	—	(1.5)
Total	$21.9	$(4.2)	$(32.2)	$(16.7)	$5.4	$30.3

Mark-to-Market Method
	Fiscal Years
	2012	2011	2010
	(in millions)
Commodity contracts	$6.4	$63.4	$(92.4)
Foreign exchange contracts	7.7	(9.0)	(11.1)
Total	$14.1	$54.4	$(103.5)

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

We established an accrual with respect to the Missouri nuisance suits, described in "Item 3. Legal Proceedings" above, on the opening balance sheet for our acquisition of PSF in fiscal 2008 and we have periodically adjusted that accrual as developments have occurred. The accrual, as adjusted from time to time, represents our best estimate of the probable loss for these suits. In response to recent developments, including substantial progress in the consummation of a global settlement, we recognized $22.2 million in net charges in fiscal 2012.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our contingent liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Marketing and advertising costs

We incur advertising, customer incentive and consumer incentive costs to promote products through marketing programs. These programs include cooperative advertising, volume discounts, in-store display incentives, coupons and other programs.

Advertising costs are charged in the period incurred except for certain production costs, which are expensed upon the first airing of the advertisement. We accrue customer and consumer incentive costs based on the estimated performance, historical utilization and redemption of each program.

Except for certain amounts related to cooperative advertising arrangements, cash consideration given to customers is considered a reduction in the price of our products, thus recorded as a reduction to sales. The remainder of marketing and advertising costs is recorded as a selling, general and administrative expense.

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

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% increase in the estimates as of April 29, 2012, would result in an increase in the amount we recorded for our insurance liabilities of approximately $10.8 million.

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

We recorded impairment charges related to long-lived assets of $2.9 million, $9.2 and $48.1 million (including $6.5 million of goodwill) in fiscal 2012, 2011 and 2010, respectively.

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

Impairment of goodwill and other non-amortized intangible assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or sooner if impairment indicators arise. In the evaluation of goodwill for impairment, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not, no further analysis is required. If it is, a prescribed two-step goodwill impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.

The first step in the two-step impairment test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

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

We experienced significant losses in our domestic hog production operations in fiscal 2009 and fiscal 2010 resulting primarily from record high grain prices and an oversupply of hogs in the market. Our Hog Production segment returned to profitability in fiscal 2011. The fair value estimates of our Hog Production reporting units assume normalized operating margin assumptions based on long-term expectations and margins historically realized in the hog production industry.

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

As of April 29, 2012, we had $768.2 million of goodwill and $346.2 million of other non-amortized intangible assets. Our goodwill is included in the following segments:

• $215.7 million – Pork

• $132.5 million – International

• $420.0 million – Hog Production

As a result of the first step of our 2012 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. A hypothetical 10% decrease in the estimated fair value of our reporting units would not result in an impairment.

Our fiscal 2012 other non-amortized intangible asset impairment analysis did not result in an impairment charge. A hypothetical 10% decrease in the estimated fair value of our intangible assets would not result in a material impairment.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

We generally contribute the minimum amount required under government regulations to our qualified pension plans. We funded $142.8 million, $95.1 million and $62.6 million to our qualified pension plans during fiscal 2012, 2011 and 2010, respectively. We expect to fund at least $44.8 million in fiscal 2013.

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

The following weighted average assumptions were used to determine our benefit obligation and net benefit cost for fiscal 2012:

• 5.85% – Discount rate to determine net benefit cost

• 4.75% – Discount rate to determine pension benefit obligation

• 7.75% – Expected return on plan assets

• 4.00% – Salary growth

If actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. For example, the discount rate used to measure our projected benefit obligation decreased from 5.85% as of May 1, 2011 to 4.75% as of April 29, 2012, which is the primary cause for a $213.6 million decline in funded status and an expected increase in net pension cost of $38.9 million in fiscal 2013.

An additional 0.50% decrease in the discount rate used to measure our projected benefit obligation would have further reduced the funded status by $111.9 million as of April 29, 2012, and would have resulted in an additional $12.9 million in net pension cost above our expected amount for fiscal 2013.

A 0.50% decrease in expected return on plan assets would have resulted in an additional $5.1 million in net pension cost above our expected amount for in fiscal 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Smithfield Foods, Inc.
We have audited Smithfield Foods, Inc. and subsidiaries internal control over financial reporting as of April 29, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smithfield Foods, Inc and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Smithfield Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 29, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of April 29, 2012 and May 1, 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 29, 2012 of Smithfield Foods, Inc. and subsidiaries and our report dated June 15, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Richmond, Virginia
June 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Smithfield Foods, Inc.
We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of April 29, 2012 and May 1, 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended April 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithfield Foods, Inc. and subsidiaries at April 29, 2012 and May 1, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Smithfield Foods, Inc. and subsidiaries' internal control over financial reporting as of April 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Richmond, Virginia
June 15, 2012

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Fiscal Years
	2012	2011	2010
Sales	$13,094.3	$12,202.7	$11,202.6
Cost of sales	11,544.9	10,488.6	10,472.5
Gross profit	1,549.4	1,714.1	730.1
Selling, general and administrative expenses	816.9	789.8	705.9
Gain on fire insurance recovery	—	(120.6)	—
Loss (income) from equity method investments	9.9	(50.1)	(38.6)
Operating profit	722.6	1,095.0	62.8
Interest expense	176.7	245.4	266.4
Loss on debt extinguishment	12.2	92.5	11.0
Income (loss) before income taxes	533.7	757.1	(214.6)
Income tax expense (benefit)	172.4	236.1	(113.2)
Net income (loss)	$361.3	$521.0	$(101.4)

Net income (loss) per share:
Basic	$2.23	$3.14	$(.65)
Diluted	$2.21	$3.12	$(.65)

Weighted average shares outstanding:
Basic	162.3	166.0	157.1
Effect of dilutive shares	1.2	1.2	—
Diluted	163.5	167.2	157.1

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Years
	2012	2011	2010
Net income (loss)	$361.3	$521.0	$(101.4)

Other comprehensive income (loss):
Foreign currency translation:
Translation adjustment	(185.7)	120.2	3.4
Tax benefit	25.9	2.9	1.5
Pension accounting:
Net actuarial (losses) gains	(326.1)	60.8	(179.9)
Reclassification of losses into net income (loss)	23.5	38.9	20.3
Tax benefit (expense)	117.6	(37.1)	63.1
Hedge accounting:
Net derivative gains (losses)	105.6	144.9	(26.6)
Reclassification of (gains) losses into net income (loss)	(100.9)	(26.6)	98.3
Tax expense	(1.6)	(45.7)	(19.1)
Total other comprehensive income (loss)	(341.7)	258.3	(39.0)

Total comprehensive income (loss)	$19.6	$779.3	$(140.4)

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	April 29, 2012	May 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$324.3	$374.7
Accounts receivable, net	624.7	709.6
Inventories	2,072.4	2,019.9
Prepaid expenses and other current assets	277.6	233.7
Total current assets	3,299.0	3,337.9

Property, plant and equipment, net	2,277.2	2,309.1
Goodwill	768.2	793.3
Investments	522.6	582.5
Intangible assets, net	381.8	386.6
Other assets	173.4	202.4
Total assets	$7,422.2	$7,611.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	63.5	143.7
Accounts payable	415.8	434.4
Accrued expenses and other current liabilities	657.0	649.8
Total current liabilities	1,136.3	1,227.9

Long-term debt and capital lease obligations	1,900.9	1,978.6
Net long-term pension liability	581.9	369.6
Other liabilities	413.1	487.1

Redeemable noncontrolling interests	2.0	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 500,000,000 authorized shares; 157,408,077 and 166,080,231 issued and outstanding	78.7	83.0
Additional paid-in capital	1,561.0	1,638.7
Stock held in trust	(67.9)	(66.7)
Retained earnings	2,326.4	2,059.7
Accumulated other comprehensive loss	(510.9)	(169.2)
Total shareholders’ equity	3,387.3	3,545.5
Noncontrolling interests	0.7	1.1
Total equity	3,388.0	3,546.6
Total liabilities and shareholders' equity	$7,422.2	$7,611.8

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Years
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$361.3	$521.0	$(101.4)
Adjustments to reconcile net cash flows from operating activities:
Loss (income) from equity method investments	9.9	(50.1)	(38.6)
Depreciation and amortization	242.8	231.9	242.3
Gain on fire insurance recovery	—	(120.6)	—
Deferred income taxes	90.2	158.2	35.3
Impairment of assets	2.9	9.2	51.3
(Gain) loss on sale of property, plant and equipment, including breeding stock	(25.2)	(53.0)	22.7
Pension expense	57.2	82.0	67.3
Gain on sale of investments	—	—	(4.5)
Pension contributions	(142.8)	(128.5)	(73.9)
Changes in operating assets and liabilities and other, net:
Accounts receivable	47.8	(63.8)	(12.6)
Inventories	(89.8)	(178.4)	46.5
Prepaid expenses and other current assets	(68.1)	132.2	(209.6)
Accounts payable	2.5	36.6	(12.6)
Accrued expenses and other current liabilities	12.6	(72.6)	160.3
Other	68.8	112.3	85.7
Net cash flows from operating activities	570.1	616.4	258.2

Cash flows from investing activities:
Capital expenditures	(290.7)	(176.8)	(174.7)
Dispositions	—	261.5	23.3
Insurance proceeds	—	120.6	9.9
Net (additions) proceeds of breeding stock	(2.3)	26.2	(8.0)
Proceeds from sale of property, plant and equipment	6.4	22.8	11.7
Other	—	—	4.0
Net cash flows from investing activities	(286.6)	254.3	(133.8)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(152.7)	(944.5)	(333.3)
Net (repayments) borrowings on revolving credit facilities and notes payables	(0.3)	21.6	(491.6)
Proceeds from the issuance of long-term debt	—	—	840.4
Repurchase of common stock	(189.5)	—	—
Net proceeds from the issuance of common stock and stock option exercises	1.3	1.2	296.9
Change in cash collateral	23.9	(23.9)	—
Purchase of redeemable noncontrolling interest	—	—	(38.9)
Debt issuance costs and other	(11.1)	—	(64.6)
Net cash flows from financing activities	(328.4)	(945.6)	208.9

Effect of foreign exchange rate changes on cash	(5.5)	(1.6)	(1.1)
Net change in cash and cash equivalents	(50.4)	(76.5)	332.2
Cash and cash equivalents at beginning of period	374.7	451.2	119.0
Cash and cash equivalents at end of period	$324.3	$374.7	$451.2

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-in Capital	Stock Held in Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, May 3, 2009	143.6	$71.8	$1,353.8	$(64.8)	$1,640.1	$(388.5)	$2,612.4	$4.1	$2,616.5
Common stock issued	22.2	11.1	283.7	—	—	—	294.8	—	294.8
Issuance of common stock for share based payments	0.2	0.1	2.0	—	—	—	2.1	—	2.1
Stock compensation expense	—	—	6.6	—	—	—	6.6	—	6.6
Adjustment for redeemable noncontrolling interests	—	—	(19.4)	—	—	—	(19.4)	—	(19.4)
Purchase of stock for trust	—	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1.6)	(1.6)
Other	—	—	0.2	—	—	—	0.2	—	0.2
Comprehensive loss:
Net (loss) income	—	—	—	—	(101.4)	—	(101.4)	0.1	(101.3)
Other comprehensive loss, net of tax	—	—	—	—	—	(39.0)	(39.0)	—	(39.0)
Balance, May 2, 2010	166.0	83.0	1,626.9	(65.5)	1,538.7	(427.5)	2,755.6	2.6	2,758.2
Issuance of common stock for share based payments	0.1	—	1.2	—	—	—	1.2	—	1.2
Stock compensation expense	—	—	11.3	—	—	—	11.3	—	11.3
Purchase of stock for trust	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other	—	—	(0.7)	—	—	—	(0.7)	0.4	(0.3)
Comprehensive loss:
Net income (loss)	—	—	—	—	521.0	—	521.0	(1.9)	519.1
Other comprehensive income, net of tax	—	—	—	—	—	258.3	258.3	—	258.3
Balance, May 1, 2011	166.1	83.0	1,638.7	(66.7)	2,059.7	(169.2)	3,545.5	1.1	3,546.6
Common stock repurchased	(9.2)	(4.6)	(90.3)	—	(94.6)	—	(189.5)	—	(189.5)
Issuance of common stock for share based payments	0.5	0.3	(5.0)	—	—	—	(4.7)	—	(4.7)
Stock compensation expense	—	—	14.4	—	—	—	14.4	—	14.4
Purchase of stock for trust	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Other	—	—	3.2	0.4	—	—	3.6	0.4	4.0
Comprehensive loss:
Net income (loss)	—	—	—	—	361.3	—	361.3	(0.8)	360.5
Other comprehensive loss, net of tax	—	—	—	—	—	(341.7)	(341.7)	—	(341.7)
Balance, April 29, 2012	157.4	$78.7	$1,561.0	$(67.9)	$2,326.4	$(510.9)	$3,387.3	$0.7	$3,388.0

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unless otherwise stated, amounts presented in these notes to our consolidated financial statements for all fiscal periods included. Certain prior year amounts have been reclassified to conform to current year presentation.
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
Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows in foreign currencies are translated into U.S. dollars using the average exchange rate over the course of the fiscal year. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss and included in other comprehensive income (loss) for each period. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses as incurred. We recorded net losses on foreign currency transactions of $7.4 million and $0.4 million in fiscal 2012 and fiscal 2011, respectively, and net gains on foreign currency transactions of $3.7 million in fiscal 2010.
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
Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest April 30. Fiscal 2012, 2011 and 2010 consisted of 52 weeks.
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The majority of our cash is concentrated in demand deposit accounts or money market funds. The carrying value of cash equivalents approximates market value.
In fiscal 2011, we began utilizing cash, in addition to letters of credit under our working capital facilities, as collateral for various banking and workers compensation agreements. As of April 29, 2012, we had $7.8 million of cash held as collateral by our workers compensation providers. As of May 1, 2011, we had $20.0 million on deposit with our cash management service provider, $27.2 million held by our workers compensation service providers and $3.9 million held by the counterparty of an interest rate swap contract. We have reclassified the cash on deposit with our cash management service provider to prepaid expenses and other current assets and the remaining amounts to other assets on the consolidated balance sheets as of April 29, 2012 and May 1, 2011.

Accounts Receivable
Accounts receivable are recorded net of the allowance for doubtful accounts. We regularly evaluate the collectibility of our accounts receivable based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer and historical experience. Based on our evaluation, we record reserves to reduce the related receivables to amounts we reasonably believe are collectible. Our reserve for uncollectible accounts receivable was $9.0 million and $9.2 million as of April 29, 2012 and May 1, 2011, respectively.
Inventories
Inventories consist of the following:

	April 29, 2012	May 1, 2011
	(in millions)
Livestock	$962.8	$963.9
Fresh and packaged meats	912.1	854.1
Grains	90.4	89.8
Manufacturing supplies	59.1	60.0
Other	48.0	52.1
Total inventories	$2,072.4	$2,019.9
Livestock are generally valued at the lower of first-in, first-out cost or market, adjusted for changes in the fair value of livestock that are hedged. Costs include purchase costs, feed, medications, contract grower fees and other production expenses. Fresh and packaged meats are valued based on USDA and other market prices and adjusted for the cost of further processing. Costs for packaged products include meat, labor, supplies and overhead. Average costing is primarily utilized to account for fresh and packaged meats and grains. Manufacturing supplies are principally ingredients and packaging materials.
Derivative Financial Instruments and Hedging Activities
See Note 5—Derivative Financial Instruments for our policy.
Property, Plant and Equipment, Net
Property, plant and equipment is generally stated at historical cost, which includes the then fair values of assets acquired in business combinations, and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are classified in property, plant and equipment, net and amortized over the lease term. The amortization of assets held under capital leases is included in depreciation expense. The cost of assets held under capital leases was $34.0 million and $37.4 million at April 29, 2012 and May 1, 2011, respectively. The assets held under capital leases had accumulated amortization of $1.7 million and $3.7 million at April 29, 2012 and May 1, 2011, respectively. Depreciation expense is included in either cost of sales or selling, general and administrative expenses, as appropriate. Depreciation expense totaled $238.6 million, $227.4 million and $236.9 million in fiscal 2012, 2011 and 2010, respectively.
Interest is capitalized on property, plant and equipment over the construction period. Total interest capitalized was $2.8 million, $1.6 million and $2.8 million in fiscal 2012, 2011 and 2010, respectively.

Property, plant and equipment, net, consists of the following:

	Useful Life	April 29, 2012	May 1, 2011
	(in Years)	(in millions)
Land and improvements	0-20	$268.9	$271.7
Buildings and improvements	20-40	1,690.6	1,717.8
Machinery and equipment	5-25	1,780.6	1,714.0
Breeding stock	2	182.1	159.3
Computer hardware and software	3-5	148.4	137.1
Other	3-10	89.1	53.2
Construction in progress		110.2	133.6
		4,269.9	4,186.7
Accumulated depreciation		(1,992.7)	(1,877.6)
Property, plant and equipment, net		$2,277.2	$2,309.1

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows.
Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or sooner if impairment indicators arise. In the evaluation of goodwill for impairment, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not, no further analysis is required. If it is, a prescribed two-step goodwill impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.
The first step in the two-step impairment test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is estimated by applying valuation multiples and/or estimating future discounted cash flows. The selection of multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends and prospects, and industry, market and economic conditions. When estimating future discounted cash flows, we consider the assumptions that hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on an industry-wide average cost of capital or location-specific economic factors. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

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
Based on the results of our annual goodwill impairment tests, as of our testing date, no impairment indicators were noted for all the periods presented.
The carrying amount of goodwill includes cumulative impairment losses of $6.0 million as of April 29, 2012 and May 1, 2011.

Intangible assets consist of the following:

	Useful Life	April 29, 2012	May 1, 2011
	(in Years)	(in millions)
Amortized intangible assets:
Customer relations assets	15-16	$13.3	$13.3
Patents, rights and leasehold interests	5-25	11.8	11.8
Contractual relationships	22	33.1	33.1
Accumulated amortization		(22.6)	(19.6)
Amortized intangible assets, net		35.6	38.6
Unamortized intangible assets:
Trademarks	Indefinite	340.1	341.9
Permits	Indefinite	6.1	6.1
Intangible assets, net		$381.8	$386.6
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
Amortization expense for intangible assets was $3.0 million, $3.2 million and $3.1 million in fiscal 2012, 2011 and 2010, respectively. As of April 29, 2012, the estimated amortization expense associated with our intangible assets for each of the next five fiscal years is expected to be $2.6 million.
Debt Issuance Costs, Premiums and Discounts
Debt issuance costs, premiums and discounts are amortized into interest expense over the terms of the related loan agreements using the effective interest method or other methods which approximate the effective interest method.
Investments
See Note 6—Investments for our policy.
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

Pension Accounting
We recognize the funded status of our defined benefit pension plans in the consolidated balance sheets. We also recognize in other comprehensive income, the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts are adjusted out of accumulated other comprehensive loss as they are subsequently recognized as components of net periodic benefit cost.
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

A determination of the amount of accruals and disclosures required, if any, for these contingencies is made after considerable analysis of each individual issue. We accrue for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated. We disclose contingent liabilities when the risk of loss is at least reasonably possible or probable.
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
Advertising and Promotional Costs
Advertising and promotional costs are expensed as incurred except for certain production costs, which are expensed upon the first airing of the advertisement. Promotional sponsorship costs are expensed as the promotional events occur. Advertising costs totaled $122.9 million, $120.1 million and $111.3 million in fiscal 2012, 2011 and 2010, respectively, and were included in selling, general and administrative expenses.
Shipping and Handling Costs
Shipping and handling costs are reported as a component of cost of sales.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $75.9 million, $47.0 million and $38.8 million in fiscal 2012, 2011 and 2010, respectively.

Net Income (Loss) per Share
We present dual computations of net income (loss) per share. The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options and convertible notes, during the period. We excluded stock options for approximately 1.7 million, 1.8 million and 1.7 million shares in fiscal 2012, 2011 and 2010, respectively, from the diluted computation because their effect would have been anti-dilutive.
NOTE 2:    NEW ACCOUNTING GUIDANCE
In September 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not, no further analysis is required. If it is, the previously prescribed two-step goodwill impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. We adopted this new guidance in conjunction with our annual goodwill impairment analysis during the fourth quarter of fiscal 2012. The adoption of this guidance did not have an impact our consolidated financial statements.
In June 2011, FASB issued new accounting guidance related to the presentation of comprehensive income. The new guidance provides companies the choice of presenting items of net income, items of other comprehensive income (OCI) and total comprehensive income in one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer have the option to present OCI solely in the statement of stockholders' equity. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is required to be applied retrospectively upon adoption and early adoption is permitted. We adopted this new guidance during the fourth quarter of fiscal 2012. The adoption of this guidance did not have an impact our consolidated financial statements.
NOTE 3:    IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS
Portsmouth, Virginia Plant
In November 2011 (fiscal 2012), we announced that we would shift the production of hot dogs and lunchmeat from The Smithfield Packing Company, Inc.'s (Smithfield Packing) Portsmouth, Virginia plant to our Kinston, North Carolina plant and permanently close the Portsmouth facility. The Kinston facility will be expanded to handle the additional production and will incorporate state of the art technology and equipment, which is expected to produce significant production efficiencies and cost reductions. The Kinston expansion will require an estimated $85 million in capital expenditures. The expansion of the Kinston facility and the closure of the Portsmouth facility are expected to be completed by the end of fiscal 2013.
As a result of this decision, we performed an impairment analysis of the related assets at the Portsmouth facility in the second quarter of fiscal 2012 and determined that the net cash flows expected to be generated over the anticipated remaining useful life of the plant are sufficient to recover its book value. As such, no impairment exists. However, we have revised depreciation estimates to reflect the use of the related assets at the Portsmouth facility over their shortened useful lives. As a result, we recognized accelerated depreciation charges of $3.3 million in cost of sales during fiscal 2012. We expect to recognize accelerated depreciation charges totaling $4.7 million during fiscal 2013. Also, in connection with this decision, we wrote-down inventory by $0.8 million in cost of sales and accrued $0.6 million for employee severance in selling, general and administrative expenses in the second quarter of fiscal 2012. All of these charges are reflected in the Pork segment.
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

In January 2011 (fiscal 2011), we sold land included in our Dalhart, Texas operation to a crop farmer for net proceeds of $9.1 million and recognized a loss on the sale of $1.8 million in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. Also, in January 2011 (fiscal 2011), we received a non-binding letter of intent from a prospective buyer for the purchase of our remaining Dalhart, Texas assets. The prospective buyer had indicated that it intended to utilize the farms for hog production after reconfiguring the assets to meet their specific business purposes. In April 2011 (fiscal 2011), we completed the sale of the remaining Dalhart, Texas assets and received net proceeds of $32.5 million. As a result of the sale, we recognized a gain of $13.6 million in selling, general and administrative expenses in our Hog Production segment in the fourth quarter of fiscal 2011, after allocating $8.5 million in goodwill to the asset group. Goodwill was allocated to this business based on its fair value relative to the estimated fair value of our domestic hog production reporting unit. The operating results and cash flows from these asset groups were not considered material for separate disclosure.
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
Missouri
In the first quarter of fiscal 2010, we entered into negotiations to sell certain hog farms located in Missouri, which we believed would result in a completed sale within the subsequent twelve month period. We recorded total impairment charges of $10.5 million, including a $6.0 million allocation of goodwill, in the first quarter of fiscal 2010 to write-down the hog farm assets to their estimated fair value. The impairment charges were recorded in cost of sales in the Hog Production segment. We determined the fair value of the assets by probability-weighting an estimated range of sales proceeds based on price negotiations between us and the prospective buyer, which included consideration of recent market multiples. We allocated goodwill to the asset disposal group based on its estimated fair value relative to the estimated fair value of our domestic hog production reporting unit. In the third quarter of fiscal 2010, negotiations for the sale of these properties stalled indefinitely as we were unwilling to meet certain demands of the prospective buyer. These properties are classified as held and used in the consolidated balance sheets as of April 29, 2012 and May 1, 2011, as it is not probable that a sale of these properties will occur and be completed within one year.
In the first half of fiscal 2011, we began reducing the hog population on certain other hogs farms in Missouri in order to comply with an amended consent decree. The amended consent decree allows us to return the farms to full capacity upon the installation of an approved "next generation" technology that would reduce the level of odor produced by the farms. The reduced hog raising capacity at these farms was replaced with third party contract farmers in Iowa. In the first quarter of fiscal 2011, in connection with the anticipated reduction in finishing capacity, we performed an impairment analysis of these hog farms and determined that the book value of the assets was recoverable and thus, no impairment existed.
Based on the favorable hog raising performance experienced with these third party contract farmers and the amount of capital required to install "next generation" technology at our Missouri farms, we made the decision in the first quarter of fiscal 2012 to permanently idle certain of the assets on these farms. Depreciation estimates were revised to reflect the shortened useful lives of the assets. As a result, we recognized accelerated depreciation charges of $8.2 million in fiscal 2012. These charges are reflected in the Hog Production segment.
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
As a result of the planned closure, we recorded charges of $13.1 million in fiscal 2010. These charges consisted of $3.6 million for the write-down of long-lived assets, $2.5 million of unusable inventories and $7.0 million for estimated severance benefits pursuant to contractual and ongoing benefit arrangements. Substantially all of these charges were recorded in cost of sales in the Pork segment.
RMH Foods, LLC (RMH)
In October 2009 (fiscal 2010), we entered into an agreement to sell substantially all of the assets of RMH, a subsidiary within the Pork segment. As a result of this sale, we recorded pre-tax charges totaling $3.5 million, including $0.5 million of goodwill impairment, in cost of sales in the Pork segment in fiscal 2010 to write-down the assets of RMH to their fair values. In December 2009 (fiscal 2010), we completed the sale of RMH for $9.1 million, plus $1.4 million of liabilities assumed by the buyer.
NOTE 4:    HOG PRODUCTION COST SAVINGS INITIATIVE
In fiscal 2010, we announced a plan to improve the cost structure and profitability of our domestic hog production operations (the Cost Savings Initiative). The plan includes a number of undertakings designed to improve operating efficiencies and productivity. These consist of farm reconfigurations and conversions, termination of certain high cost, third party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities. We expect the activities associated with the Cost Savings Initiative to be substantially complete by the end of fiscal 2013.
The following presents the cumulative expenses incurred in each of the last three fiscal years related to the Cost Savings Initiative by major type of cost. All of the charges presented have been recorded in cost of sales in the Hog Production segment.
There are no significant expenses remaining and there were no accrued liabilities for charges incurred under the Cost Savings Initiative as of April 29, 2012.

	Fiscal Years
	2012	2011	2010	Cumulative
	(in millions)
Cost savings activities:
Contract terminations	$0.5	$19.4	$2.8	$22.7
Other associated costs	2.5	6.9	—	9.4
Accelerated depreciation	0.1	1.7	3.8	5.6
Impairment	—	—	2.5	2.5
Total charges	$3.1	$28.0	$9.1	$40.2
In addition to the charges presented in the table above, we expect capital expenditures associated with the Cost Savings Initiative to total approximately $86 million. As of April 29, 2012 we had incurred $77.2 million in capital expenditures.

NOTE 5:    DERIVATIVE FINANCIAL INSTRUMENTS
Our meat processing and hog production operations use various raw materials, primarily live hogs, corn and soybean meal, which are actively traded on commodity exchanges. We hedge these commodities when we determine conditions are appropriate to mitigate price risk. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. We attempt to closely match the commodity contract terms with the hedged item. We also periodically enter into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and foreign exchange forward contracts to hedge certain exposures to fluctuating foreign currency rates.
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
We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of April 29, 2012, prepaid expenses and other current assets included $4.6 million representing cash on deposit with brokers to cover losses on our open derivative instruments and accrued expenses and other current liabilities included $14.1 million representing cash deposits received from brokers to cover gains on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of April 29, 2012, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of April 29, 2012, we had credit exposure of $10.6 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, we had no significant credit exposure as of April 29, 2012. No significant concentrations of credit risk existed as of April 29, 2012.
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

The following table presents the fair values of our open derivative financial instruments in the consolidated balance sheets on a gross basis.

	Assets		Liabilities
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$35.3	$46.2	$9.6	$4.8
Livestock contracts	22.9	22.9	—	29.5
Interest rate contracts	—	—	—	2.3
Foreign exchange contracts	1.9	0.2	—	—
Total	60.1	69.3	9.6	36.6
Derivatives using the "mark-to-market" method:
Grain contracts	9.1	38.3	1.0	4.7
Livestock contracts	7.4	1.7	7.2	8.0
Energy contracts	—	1.0	12.2	0.1
Foreign exchange contracts	2.4	0.3	0.7	1.9
Total	18.9	41.3	21.1	14.7
Total fair value of derivative instruments	$79.0	$110.6	$30.7	$51.3

Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of April 29, 2012, we had no cash flow hedges for forecasted transactions beyond September 2013.
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
During fiscal 2012, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	26,705,000	56,230,000	Bushels
Soybean meal	223,700	877,722	Tons
Lean Hogs	271,000,000	960,360,000	Pounds
Interest rate	—	200,000,000	U.S. Dollars
Foreign currency (1)	20,634,871	60,895,614	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal years indicated:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$5.5	$232.9	$(4.0)	$75.1	$80.7	$(85.4)	$(0.2)	$1.9	$(7.2)
Lean hog contracts	102.8	(82.8)	(22.8)	32.3	(44.5)	1.9	(0.5)	(1.0)	(0.5)
Interest rate contracts	—	(1.2)	(4.6)	(2.4)	(7.0)	(6.8)	—	—	—
Foreign exchange contracts	(2.5)	(4.1)	6.1	(4.1)	(2.6)	(8.0)	—	—	—
Total	$105.8	$144.8	$(25.3)	$100.9	$26.6	$(98.3)	$(0.7)	$0.9	$(7.7)
For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
During fiscal 2012 and 2011, we discontinued cash flow hedge accounting on certain grain contracts as it became probable that the original forecasted transactions would not transpire. As a result of this change, the table above for fiscal 2012 includes gains of $12.0 million on grain contracts de-designated from hedging relationships that were reclassified from accumulated other comprehensive loss into earnings in fiscal 2012. The related impact of discontinued cash flow hedges in fiscal 2011 was immaterial.
As of April 29, 2012, there were deferred net gains of $51.2 million, net of tax of $32.0 million, in accumulated other comprehensive loss. We expect to reclassify $37.6 million ($23.0 million net of tax) of the deferred net gains on closed commodity contracts into earnings in fiscal 2013. We are unable to estimate the gains or losses to be reclassified into earnings in fiscal 2013 related to open contracts as their values are subject to change.
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
During fiscal 2012, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	—	221,680,000	Pounds
Corn	2,245,000	7,250,000	Bushels

The following table presents the effects on our consolidated statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal years indicated:

	Gain (Loss) Recognized in Earnings on Derivative			Gain (Loss) Recognized in Earnings on Related Hedged Item
	2012	2011	2010	2012	2011	2010
	(in millions)			(in millions)
Commodity contracts	$21.9	$(4.2)	$(36.2)	$(16.7)	$5.4	$32.4
Interest rate contracts	—	—	0.6	—	—	(0.6)
Foreign exchange contracts	—	—	3.4	—	—	(1.5)
Total	$21.9	$(4.2)	$(32.2)	$(16.7)	$5.4	$30.3

We recognized gains of $6.0 million in fiscal 2012 and losses of $24.9 million and $3.1 million in fiscal 2011 and fiscal 2010, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
For fair value hedges of hog inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in gains of $5.1 million and $0.2 million in fiscal 2012 and fiscal 2011, respectively, and losses of $4.4 million in fiscal 2010.
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
During fiscal 2012, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	400,000	334,320,000	Pounds
Corn	4,985,000	22,810,000	Bushels
Soybean meal	—	249,000	Tons
Soybeans	210,000	775,000	Bushels
Wheat	—	1,820,000	Bushels
Live cattle	—	120,000	Pounds
Natural gas	1,750,000	11,260,000	Million BTU
Heating oil	—	1,008,000	Gallons
Crude oil	—	53,000	Barrels
Foreign currency (1)	29,400,715	140,191,820	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal years indicated:

	Fiscal Years
	2012	2011	2010
	(in millions)
Commodity contracts	$6.4	$63.4	$(92.4)
Foreign exchange contracts	7.7	(9.0)	(11.1)
Total	$14.1	$54.4	$(103.5)
The table above reflects gains and losses from both open and closed contracts including, among other things, gains and losses related to contracts designed to hedge price movements that occur entirely within a fiscal year. The table includes amounts for both realized and unrealized gains and losses. The table is not, therefore, a simple representation of unrealized gains and losses recognized in the income statement during any period presented.
NOTE 6:    INVESTMENTS
Investments consist of the following:

Equity Investment	Segment	% Owned	April 29, 2012	May 1, 2011
			(in millions)
Campofrío Food Group (CFG)	International	37%	$385.2	$445.1
Mexican joint ventures	International	50%	111.2	110.2
All other equity method investments	Various	Various	26.2	27.2
Total investments			$522.6	$582.5
We record our share of earnings and losses from our equity method investments in loss (income) from equity method investments. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated financial statements. Each quarter, we review the carrying value of our investments and consider whether indicators of impairment exist. Examples of impairment indicators include a history or expectation of future operating losses and declines in a quoted share price, among other factors. If an impairment indicator exists, we must evaluate the fair value of our investment to determine if a loss in value, which is other than temporary, has occurred. If we consider any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then a write-down of the investment to its estimated fair value would be recorded . We have determined that no write-down was necessary for all periods presented.
As of April 29, 2012, we held 37,811,302 shares of CFG common stock. Shares of CFG are publicly traded on the Bolsa de Madrid exchange (Madrid Exchange). However, we do not believe the quoted share price on the Madrid Exchange is, by itself, reflective of the fair value of our investment in CFG for the following reasons:

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

The average daily trading volume during the fourth quarter of fiscal 2012 represents just 0.009% of the total outstanding shares (average trading volume of 9,800 shares while the total number of shares outstanding is in excess of 102 million). The lack of an active market can cause significant fluctuations and volatility in the stock price that are not commensurate with fundamental changes in the underlying business and the fair value of our holding in CFG. Shares trading on the Madrid Exchange have ranged from a high of €9.28 ($13.77) to a low €5.28 ($7.35) per share during fiscal 2012, with fluctuations in between.

The table below shows CFG's intra-day high share price and Smithfield's carrying value, expressed in euro per share, on various dates relevant to our disclosures.

Date	Share Price	Carrying Value
February 17, 2012	€7.20	€7.54
April 29, 2012 (1)	€6.30	€7.70
——————————————

(1)	Share prices on year-end dates reflect the last trading day in the fiscal year.
As the table above shows, the carrying value of our investment in CFG was above the quoted market price on the Madrid Exchange at the end of fiscal 2012, indicating a possible impairment of our investment in CFG. However, as noted above, we do not consider the share price on the Madrid Exchange, by itself, to be determinative of fair value.
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
Based on an evaluation of all these factors, we concluded the fair value of our investment in CFG, as of April 29, 2012, exceeded its carrying amount.
Loss (income) from equity method investments consists of the following:

		Fiscal Years
Equity Investment	Segment	2012	2011	2010
		(in millions)
CFG (1)	International	$25.0	$(17.0)	$(4.5)
Mexican joint ventures	International	(13.4)	(29.6)	(13.2)
Butterball (2)	Other	—	(1.3)	(18.8)
All other equity method investments	Various	(1.7)	(2.2)	(2.1)
Loss (income) from equity method investments		$9.9	$(50.1)	$(38.6)
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
CFG
In December 2011 (fiscal 2012), the board of CFG approved a multi-year plan to consolidate and streamline its manufacturing operations to improve operating efficiencies and increase utilization (the CFG Consolidation Plan). The CFG Consolidation Plan includes the disposal of certain assets, employee redundancy costs and the contribution of CFG's French cooked ham business into a newly formed joint venture. As a result, we recorded our share of CFG's charges totaling $38.7 million in loss (income) from equity method investments within the International segment in fiscal 2012.
In fiscal 2010, as part of a debt restructuring, CFG redeemed certain of its debt instruments and, as a result, we recorded $10.4 million of charges in loss (income) from equity method investments.

The following summarized financial information for CFG is based on CFG's financial statements and translated into U.S. Dollars:

	Fiscal Years
	2012	2011	2010
	(in millions)
Income statement information:
Sales	$2,536.1	$2,433.3	$2,593.8
Gross profit	583.0	423.0	559.6
Net income (loss)	(71.2)	46.1	12.9

		April 29, 2012	May 1, 2011
		(in millions)
Balance sheet information:
Current assets		$944.5	$1,025.6
Long-term assets		1,930.4	1,856.1
Current liabilities		941.9	874.1
Long-term liabilities		1,168.1	990.9
Farasia Corporation (Farasia)
In November 2009 (fiscal 2010), we completed the sale of our investment in Farasia, a 50/50 Chinese joint venture formed in 2001, for RMB 97.0 million ($14.2 million at the time of the transaction). We recorded, in selling, general and administrative expenses, a $4.5 million pre-tax gain on the sale of this investment.
NOTE 7:    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	April 29, 2012	May 1, 2011
	(in millions)
Payroll and related benefits	$233.5	$256.1
Customer incentives	81.7	82.9
Insurance reserves	63.3	58.5
Accrued interest	41.9	47.4
Other	236.6	204.9
Total accrued expenses and other current liabilities	$657.0	$649.8

NOTE 8:    DEBT
Long-term debt consists of the following:

	April 29, 2012	May 1, 2011
	(in millions)
10% senior secured notes, due July 2014, including unamortized discounts of $7.0 million and $11.2 million	$357.4	$412.9
10% senior secured notes, due July 2014, including unamortized premiums of $4.4 million and $6.1 million	229.4	231.1
7.75% senior unsecured notes, due July 2017	500.0	500.0
4% senior unsecured Convertible Notes, due June 2013, including unamortized discounts of $26.8 million and $47.3 million	373.2	352.7
7.75% senior unsecured notes, due May 2013	160.0	160.0
7% senior unsecured notes, due August 2011, including unamortized premiums of $0.2 million	—	78.0
Floating rate senior secured term loan, due June 2016	200.0	200.0
Various, interest rates from 0% to 7.47%, due May 2012 through March 2017	117.3	160.0
Total debt	1,937.3	2,094.7
Current portion	(62.5)	(143.2)
Total long-term debt	$1,874.8	$1,951.5

Scheduled maturities of long-term debt are as follows:

Fiscal Year	(in millions)
2013	$62.5
2014	553.2
2015	604.3
2016	39.6
2017	177.7
Thereafter	500.0
Total debt	$1,937.3

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
Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. However, it will mature on March 15, 2014 if the outstanding principal balance of our 2014 Notes, net of the amount of cash in excess of $75 million, exceeds $300 million on that date. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of April 29, 2012, the unused commitment fee and interest rate were 0.375% and LIBOR plus 2.5%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit Agreement) may not be less than 2.5 to 1.0. Obligations under the Inventory Revolver are guaranteed by our material U.S. subsidiaries and are secured by (i) a first priority lien on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests (the Inventory Revolver Collateral), and (ii) a second priority lien on substantially all of the guarantors’ real property, fixtures and equipment (the Non-Inventory Revolver Collateral). We incurred approximately $9.7 million in transaction fees in connection with the Inventory Revolver, which are being amortized over its five-year life.

The term of the Securitization Facility is three years. As part of the arrangement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of April 29, 2012, the SPV held $390.3 million of accounts receivable and we had no outstanding borrowings on the Securitization Facility.
The unused commitment fee and the interest rate spreads under the Securitization Facility are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of April 29, 2012, the unused commitment fee and interest rate were 0.375% and the lender's cost of funds of 0.28% plus 1.25%, respectively. We incurred approximately $1.3 million in transaction fees in connection with the Securitization Facility, which are being amortized over its three-year life.
As of April 29, 2012, we had aggregate credit facilities and credit lines totaling $1.3 billion. Our unused capacity under these credit facilities and credit lines was $1.1 billion. These facilities and lines are generally at prevailing market rates. We pay commitment fees on the unused portion of the facilities.
Average borrowings under credit facilities and credit lines were $99.8 million, $81.6 million and $163.7 million at average interest rates of 4.9%, 4.8% and 4.9% during fiscal 2012, 2011 and 2010, respectively. Maximum borrowings were $245.3 million, $256.9 million and $609.3 million in fiscal 2012, 2011 and 2010, respectively. Total outstanding borrowings were $64.9 million as of April 29, 2012 and $76.9 million as of May 1, 2011 with average interest rates of 5.7% and 5.2%, respectively.
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
The 2014 Notes are guaranteed by substantially all of our U.S. subsidiaries. The 2014 Notes are secured by first-priority liens on the the Non-Inventory Revolver Collateral and by second-priority liens on the Inventory Revolver Collateral.
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
Debt Extinguishments
2011 Notes
During fiscal 2011, we repurchased $522.2 million of our 7% senior unsecured notes due August 2011 (2011 Notes) for $543.1 million and recognized losses on debt extinguishment of $21.4 million, including the write-off of related unamortized premiums and debt costs.
During fiscal 2012, we redeemed the remaining $77.8 million of our 7% senior unsecured notes due August 2011.

2013 Notes and 2014 Notes
In January 2011 (fiscal 2011), we commenced a Dutch auction cash tender offer to purchase for $450.0 million in cash (the January Tender Offer) the maximum aggregate principal amount of our outstanding 7.75% senior unsecured notes due May 2013 (2013 Notes) and our outstanding 10% senior secured notes due July 2014 (2014 Notes). As a result of the January Tender Offer, we paid $450.0 million to repurchase 2013 Notes and 2014 Notes with face values of $190.0 million and $200.9 million, respectively, and recognized losses on debt extinguishment of $71.1 million in the fourth quarter of fiscal 2011, including the write-off of related unamortized discounts and debt costs.
During fiscal 2012, we repurchased $59.7 million of our 2014 Notes for $68.3 million and recognized losses on debt extinguishment of $11.0 million, including the write-off of related unamortized discounts and debt costs.
Credit Facilities
In fiscal 2010, we recognized $11.0 million of losses on debt extinguishment related to the termination of various debt agreements, including our then existing $1.3 billion secured revolving credit agreement (the U.S. Credit Facility) and €300 million European secured revolving credit facility.
Convertible Notes
In July 2008 (fiscal 2009), we issued $400 million aggregate principal amount of 4% convertible senior notes due June 30, 2013 (the Convertible Notes) in a registered offering. The Convertible Notes are senior unsecured obligations. The Convertible Notes are payable with cash and, at certain times, are convertible into shares of our common stock based on an initial conversion rate, subject to adjustment, of 44.082 shares per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of approximately $22.68 per share). Upon conversion, a holder will receive cash up to the principal amount of the Convertible Notes and shares of our common stock for the remainder, if any, of the conversion obligation.
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
On the date of issuance of the Convertible Notes, our nonconvertible debt borrowing rate was determined to be 10.2%. Based on that rate of interest, the equity component of the Convertible Notes was determined to be $95.8 million.
In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions with respect to our common stock to reduce potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions (collectively referred to as the Call Spread Transactions). We purchased call options that permit us to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment, which is the number of shares initially issuable upon conversion of the Convertible Notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment. See Note 13—Equity for more information on the Call Spread Transactions.

NOTE 9:    LEASE OBLIGATIONS, COMMITMENTS AND GUARANTEES
Lease Obligations
We lease facilities and equipment under non-cancelable operating leases. The terms of each lease agreement vary and may contain renewal or purchase options. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the lease. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $46.5 million, $42.3 million and $49.3 million in fiscal 2012, 2011 and 2010, respectively.
Future rental commitments under non-cancelable operating leases as of April 29, 2012 are as follows:

Fiscal Year	(in millions)
2013	$41.5
2014	29.4
2015	22.7
2016	17.6
2017	14.2
Thereafter	43.6
Total	$169.0

As of April 29, 2012, future minimum lease payments under capital leases were approximately $27.6 million. The present value of the future minimum lease payments was $27.1 million. The long-term portion of capital lease obligations was $26.1 million and $27.1 million as of April 29, 2012 and May 1, 2011, respectively, and the current portion was $1.0 million and $0.5 million as of April 29, 2012 and May 1, 2011, respectively.
Commitments
We have agreements, expiring through fiscal 2022, to use cold storage warehouses owned by partnerships, of which we are 50% partners. We have agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In fiscal 2012, 2011 and 2010, we paid $14.0 million, $18.2 million and $19.7 million, respectively, in fees for use of the facilities. We had investments in the partnerships of $2.2 million as of April 29, 2012, and $2.3 million as of May 1, 2011, respectively.
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

Fiscal Year	(in millions)
2013	$1,814.7
2014	1,194.0
2015	1,126.2
2016	892.6
2017	878.8

As of April 29, 2012, we were also committed to purchase approximately $228.7 million under forward grain contracts payable in fiscal 2013.
As of April 29, 2012, we had total estimated remaining capital expenditures of $101.8 million on approved projects. These projects are expected to be funded with cash flows from operations and/or borrowings under credit facilities.

Guarantees
As part of our business, we are a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets as of April 29, 2012. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.
We (together with our joint venture partners) guarantee financial obligations of certain unconsolidated joint ventures. The financial obligations are: up to $87.0 million of debt borrowed by Agroindustrial del Noroeste (Norson), of which $58.0 million was outstanding as of April 29, 2012, and up to $3.5 million of liabilities with respect to currency swaps executed by another of our unconsolidated Mexican joint ventures, Granjas Carroll de Mexico. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee a lease obligation of $11.3 million that was assumed by JBS in connection with the sale of Smithfield Beef, Inc. This lease guarantee may remain in place until the lease expires in February 2022.
NOTE 10:    INCOME TAXES
Income tax expense (benefit) consists of the following:

	Fiscal Years
	2012	2011	2010
	(in millions)
Current income tax expense (benefit):
Federal	$72.7	$57.6	$(150.2)
State	8.4	17.2	2.5
Foreign	1.1	3.1	(0.8)
	82.2	77.9	(148.5)
Deferred income tax expense (benefit):
Federal	82.1	128.3	55.0
State	11.2	24.2	(23.1)
Foreign	(3.1)	5.7	3.4
	90.2	158.2	35.3
Total income tax expense (benefit)	$172.4	$236.1	$(113.2)

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	Fiscal Years
	2012	2011	2010
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	3.4	6.5
Foreign income taxes	(0.2)	(1.2)	9.6
Unremitted earnings	2.6	—	—
Net change in uncertain tax positions	(2.4)	(0.3)	(1.3)
Net change in valuation allowance	(0.9)	(3.4)	(0.4)
Tax credits	(1.0)	(1.1)	2.3
Manufacturer's deduction	(1.7)	(1.8)	—
Adjustment to goodwill	—	2.0	1.0
Other	(1.2)	(1.4)	—
Effective tax rate	32.3%	31.2%	52.7%

The unremitted earnings impact to the effective tax rate resulted primarily from the CFG Consolidation Plan.
We had income taxes receivable of $101.7 million as of April 29, 2012 in prepaid expenses and other current assets and income taxes payable of $18.8 million as of May 1, 2011 in accrued expenses and other current liabilities.

The tax effects of temporary differences consist of the following:

	April 29, 2012	May 1, 2011
	(in millions)
Deferred tax assets:
Pension liabilities	$256.4	$138.6
Tax credits, carryforwards and net operating losses	85.6	96.8
Accrued expenses	53.2	41.7
Employee benefits	—	11.1
Other	30.8	39.6
	426.0	327.8
Valuation allowance	(54.6)	(66.8)
Total deferred tax assets	$371.4	$261.0
Deferred tax liabilities:
Property, plant and equipment	$385.6	$337.4
Intangible assets	125.8	108.5
Derivatives	31.9	44.7
Employee benefits	13.7	—
Investments in subsidiaries	44.6	53.5
Total deferred tax liabilities	$601.6	$544.1

The following table presents the classification of deferred taxes in our balance sheets as of April 29, 2012 and May 1, 2011:

	April 29, 2012	May 1, 2011
	(in millions)
Other current assets	$57.4	$39.3
Other assets	3.2	5.6
Accrued expenses and other current liabilities	—	3.9
Other liabilities	290.8	324.1

Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized. Valuation allowances are established in the event that management believes the related tax benefits will not be realized. The valuation allowance primarily relates to state credits, state net operating loss carryforwards and losses in foreign jurisdictions for which no tax benefit was recognized. During fiscal 2012, the valuation allowance decreased by $12.2 million resulting primarily from currency translation and deferred tax adjustments with an immaterial amount impacting the effective tax rate.
The tax credits, carryforwards and net operating losses expire from fiscal 2013 to 2032.
There were foreign subsidiary net earnings that were considered permanently reinvested of $123.6 million and $97.8 million as of April 29, 2012 and May 1, 2011, respectively. It is not reasonably determinable as to the amount of deferred tax liability that would need to be provided if such earnings were not reinvested.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

(in millions)
Balance, May 2, 2010	$43.2
Additions for tax positions taken in the current year	4.9
Additions for tax positions taken in prior years	0.9
Settlements with taxing authorities	(7.3)
Lapse of statute of limitations	(8.1)
Balance, May 1, 2011	33.6

Additions for tax positions taken in the current year	2.4
Reduction for tax positions taken in prior years	(10.8)
Settlements with taxing authorities	(9.3)
Lapse of statute of limitations	(0.6)
Balance, April 29, 2012	$15.3
We operate in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and are subject to examination from various tax authorities. The liability for unrecognized tax benefits included $4.7 million and $10.4 million of accrued interest as of April 29, 2012 and May 1, 2011, respectively. We recognized $3.5 million and $0.1 million of net interest income during fiscal 2012 and 2011, respectively, and $0.4 million of net interest expense during fiscal 2010 in income tax expense (benefit). The liability for unrecognized tax benefits included $14.1 million as of April 29, 2012 and $32.6 million as of May 1, 2011, that if recognized, would impact the effective tax rate.
We are currently being audited in several tax jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, we may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. We have concluded all U.S. federal income tax matters through fiscal 2010. We are currently in appeals for the 2011 tax year and under U.S federal examination for the 2012 tax year.
Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions as of April 29, 2012, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $2.0 million within twelve months of April 29, 2012.

NOTE 11:    PENSION AND OTHER RETIREMENT BENEFIT PLANS
Company Sponsored Defined Benefit Pension Plans
We provide the majority of our U.S. employees with pension benefits. Salaried employees are provided benefits based on years of service and average salary levels. Hourly employees are provided benefits of stated amounts for each year of service.
The following table presents a reconciliation of the pension benefit obligation, plan assets and the funded status of these pension plans.

	April 29, 2012	May 1, 2011
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,329.9	$1,283.9
Service cost	37.4	37.0
Interest cost	75.9	74.9
Benefits paid	(63.2)	(69.3)
Actuarial loss	229.1	1.0
Other	1.5	2.4
Benefit obligation at end of year	1,610.6	1,329.9

Change in plan assets: (1)
Fair value of plan assets at beginning of year	956.4	788.7
Actual return on plan assets	(16.0)	125.8
Employer contributions	142.8	95.1
Benefits paid	(59.7)	(56.2)
Other	—	3.0
Fair value of plan assets at end of year	1,023.5	956.4
Funded status	$(587.1)	$(373.5)

Amounts recognized in the consolidated balance sheet:
Net long-term pension liability	$(581.9)	$(369.6)
Accrued expenses and other current liabilities	(5.2)	(4.5)
Other assets	—	0.6
Net amount recognized at end of year	$(587.1)	$(373.5)

——————————————

(1)
Excludes the assets and related activity of our non-qualified defined benefit pension plans. The fair value of assets related to our non-qualified plans was $107.1 million and $117.7 million as of April 29, 2012 and May 1, 2011, respectively. We made cash contributions of $33.4 million in fiscal 2011. In fiscal 2011, we also contributed company-owned life insurance policies with cash surrender values totaling $29.4 million on the date of contribution. We made no contributions to our non-qualified plans in fiscal 2012. Benefits paid for our non-qualified plans were $3.5 million and $13.1 million for fiscal 2012 and fiscal 2011, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $1.5 billion and $1.3 billion as of April 29, 2012 and May 1, 2011, respectively. The accumulated benefit obligation for all of our defined benefit pension plans exceeded the fair value of plan assets for both periods presented.
The following table shows the pre-tax unrecognized items included as components of accumulated other comprehensive loss related to our defined benefit pension plans as of the dates indicated.

	April 29, 2012	May 1, 2011
	(in millions)
Unrecognized actuarial loss	$(665.4)	$(365.3)
Unrecognized prior service credit	4.7	7.2

We expect to recognize $52.9 million of the actuarial loss and prior service cost as net periodic pension cost in fiscal 2013.
The following table presents the components of the net periodic pension costs for the periods indicated:

	Fiscal Years
	2012	2011	2010
	(in millions)
Service cost	$37.4	$37.0	$22.6
Interest cost	75.9	74.9	73.7
Expected return on plan assets	(79.6)	(63.9)	(49.3)
Net amortization	23.5	34.0	20.3
Net periodic pension cost	$57.2	$82.0	$67.3

The following table shows our weighted-average assumptions for the periods indicated.

	Fiscal Years
	2012	2011	2010
Discount rate to determine net periodic benefit cost	5.85%	6.00%	8.25%
Discount rate to determine benefit obligation	4.75	5.85	6.00
Expected long-term rate of return on plan assets	7.75	8.00	8.25
Rate of compensation increase	4.00	4.00	4.00

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
To determine the expected long-term return on plan assets, we consider the current and anticipated asset allocations, as well as historical and estimated returns on various categories of plan assets.  Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices in order to assess the capital market assumptions. Over the 5-year period ended April 29, 2012 and May 1, 2011, the average rate of return on plan assets was approximately 1.40% and 3.87% percent, respectively. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods.
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
The following table presents the fair value of our qualified pension plan assets by major asset category as of April 29, 2012 and May 1, 2011. The allocation of our pension plan assets is based on the target range presented in the following table.

	April 29, 2012	May 1, 2011	Target Range
Asset category:	(in millions)
Cash and cash equivalents, net of unsettled transactions	$24.7	$83.9	0-4%
Equity securities	427.0	570.5	30-50%
Debt securities	495.2	266.6	35-55%
Alternative assets	76.6	35.4	5-20%
Total	$1,023.5	$956.4

See Note 14—Fair Value Measurements for additional information about the fair value of our pension assets.
As of April 29, 2012 and May 1, 2011, the amount of our common stock included in plan assets was 4,154,344 and 4,757,066 shares, respectively, with market values of $88.2 million and $112.1 million, respectively.
We generally contribute the minimum amount required under government regulations to our qualified pension plans, plus amounts necessary to maintain an 80% funded status in order to avoid benefit restrictions under the Pension Protection Act. Minimum employer contributions to our qualified pension plans are expected to be $44.8 million for fiscal 2013.
Expected future benefit payments for our defined benefit pension plans are as follows:

Fiscal Year	(in millions)
2013	$69.2
2014	72.3
2015	75.6
2016	79.5
2017	83.3
2018-2022	476.3

Multiemployer Defined Benefit Pension Plans

In addition to our Company sponsored defined benefit pension plans, we contribute to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain of our union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

▪	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

▪	If a participating employer ceases to contribute to a multiemployer plan, the unfunded obligation of the plan may be borne by the remaining participating employers.

▪
If we were to withdraw from a multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan and on the history of our participation in the plan prior to withdrawal. This is referred to as a withdrawal liability.

Each multiemployer plan in which we participate has a certified zone status as currently defined by the Pension Protection Act of 2006. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan's actuary. The following are descriptions of the zone status types based on criteria established under the Internal Revenue Code (IRC):

▪
"Red” Zone—Plan has been determined to be in “critical status” and is generally less than 65% funded. A rehabilitation plan, as required under the IRC, must be adopted by plans in the "red" zone. Plan participants may be responsible for the payment of surcharges, in addition to the contribution rate specified in the applicable collective bargaining agreement, for a plan in “critical status,” in accordance with the requirements of the IRC.

▪	"Yellow” Zone—Plan has been determined to be in “endangered status” and is generally less than 80% funded. A funding improvement plan, as required under the IRC, must be adopted.

▪	"Green” Zone—Plan has been determined to be neither in “critical status” nor in “endangered status,” and is generally at least 80% funded.
All plans in which we participate were in the "green" zone for the two most recent benefit plan years that have been certified.

The following table summarizes our contributions to multiemployer plans (1).

		Fiscal Years
Plan	EIN / PN (2)	2012	2011	2010	Expiration Dates of Collective Bargaining Agreements
		(in millions)
United Food and Commercial Workers International Union Industry Pension Fund	51-6055922 / 001	$1.1	$1.4	$1.7	Multiple (3)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390 / 001	0.2	0.2	0.2	October 2013
IAM National Pension Fund National Pension Plan	51-6031295 / 002	0.1	0.1	0.1	February 2014
Total contributions to multiemployer plans		$1.4	$1.7	$2.0
——————————————

(1)
Contributions represent the amounts we contributed to the plans during the fiscal periods ending in the specified year. Our contributions to each plan did not exceed 5% of total plan contributions for any plan year presented.

(2)	Represents the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

(3)
We have multiple collective bargaining agreements associated with the United Food and Commercial Workers International Union Industry Pension Fund. These agreements are currently scheduled to expire in May 2012, December 2013, January 2014 and October 2015.

Other Employee Benefit Plans
We sponsor defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. Our contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $13.9 million for each of the last three fiscal years.
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

NOTE 13:    EQUITY
Share Repurchase Program
In June 2011 (fiscal 2012), we announced that our board of directors had approved a share repurchase program authorizing us to buy up to $150.0 million of our common stock over the subsequent 24 months (the Share Repurchase Program). This authorization replaced our previous share repurchase program.
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
In connection with the Share Repurchase Program, we entered into an agreement with a broker (the Trading Plan) which authorized it to purchase our common stock on our behalf based on certain parameters, in accordance with the applicable requirements of Rule 10b5-1(c)(1)(i) and Rule 10b-18 under the Securities Exchange Act of 1934.
During fiscal 2012, we repurchased 9,176,704 shares of our common stock for $189.5 million, including related fees. The price of the repurchased shares has been allocated between common stock, additional paid-in capital and retained earnings in our consolidated balance sheet in accordance with applicable accounting guidance. Subsequent to April 29, 2012 and through June 13, 2012, our broker purchased on our behalf an additional 2,618,785 shares of our common stock under the Trading Plan for $52.2 million, including related fees. All share repurchases were funded from cash on hand.
See Note 20—Subsequent Event for additional discussion of share repurchase authorization.
Preferred Stock
We have 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.
Stock-Based Compensation
During fiscal 2009, we adopted the 2008 Incentive Compensation Plan (the Incentive Plan), which replaced the 1998 Stock Incentive Plan and provides for the issuance of non-statutory stock options and other awards to employees, non-employee directors and consultants. There are 12,543,397 shares reserved under the Incentive Plan. As of April 29, 2012, there were 8,850,128 shares available for grant under this plan.
Stock Options
Under the Incentive Plan, we grant options for periods not exceeding 10 years, which either cliff vest five years after the date of grant or vest ratably over a three-year period with an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Compensation expense for stock options was $6.1 million, $3.8 million and $3.5 million for fiscal 2012, 2011 and 2010, respectively. The related income tax benefit recognized was $2.4 million, $1.5 million and $1.4 million, for fiscal 2012, 2011 and 2010, respectively. There was no compensation expense capitalized as part of inventory or fixed assets during fiscal 2012, 2011 and 2010.

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

	Fiscal Years
	2012	2011	2010
Expected annual volatility	55%	54%	52%
Dividend yield	—%	—%	—%
Risk free interest rate	1.11%	1.62%	1.92%
Expected option life (years)	4	4	4

The options granted in fiscal 2012, 2011 and 2010 were valued in separate tranches according to the expected life of each tranche. The above table reflects the weighted average risk free interest rate and expected option life of each tranche. The expected annual volatility and dividend yield were the same for all options granted in fiscal 2012, 2011 and 2010. We have never paid a cash dividend on our common stock.
The following table summarizes stock option activity under the Incentive Plan as of April 29, 2012, and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of May 1, 2011	2,476,606	21.44
Granted	769,000	21.94
Exercised	(364,986)	19.26
Forfeited	(54,004)	23.09
Outstanding as of April 29, 2012	2,826,616	21.82	3.9	$6.9
Exercisable as of April 29, 2012	1,154,286	23.30	4.9	$3.4
The weighted average grant-date fair value of options granted during fiscal 2012, 2011 and 2010 was $9.36, $6.61 and $5.62, respectively. The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $0.9 million, $0.4 million and $1.0 million, respectively.
As of April 29, 2012, there was $4.6 million of total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of stock options vested during fiscal 2012, 2011 and 2010 was $5.7 million, $1.9 million and $2.4 million, respectively.
Performance Share Units
The Incentive Plan also provides for the issuance of performance share units to reward employees for the achievement of performance goals. Each performance share unit represents and has a value equal to one share of our common stock. Payment of vested performance share units is generally in our common stock.
In June 2011 (fiscal 2012), we granted a total of 395,000 performance share units under the Incentive Plan. These performance share units vest ratably over a two-year service period provided that we achieve a certain earnings target in either fiscal 2012 or fiscal 2013, which we achieved in fiscal 2012. The fair value of these performance share units was determined based on our closing stock price on the date of grant of $20.57. The fair value is being recognized over the expected vesting period of each award.
In June 2010 (fiscal 2011) and June 2011 (fiscal 2012), we granted a number of performance share units to certain employees in our Pork Group. The actual number of performance share units were based on the achievement of certain sales volume growth targets for the Pork segment in fiscal 2011 and fiscal 2012, respectively. All of these awards were forfeited as the sales volume growth targets were not met.

In June 2010 (fiscal 2011), we granted a total of 370,000 performance share units under the Incentive Plan. These performance share units vest ratably over a two-year service period provided that we achieve a certain earnings target in either fiscal 2011 or fiscal 2012, which we achieved in fiscal 2011. The fair value of these performance share units was determined based on our closing stock price on the date of grant of $17.57. The fair value is being recognized over the expected vesting period of each award.
In December 2009 (fiscal 2010), we granted a total of 100,000 performance share units under the Incentive Plan. These performance share units vested in December 2011 (fiscal 2012). The fair value of these performance share units was determined based on our closing stock price on the date of grant of $16.68. The fair value of each performance share unit was recognized as compensation expense over the two-year requisite service period.
In July 2009 (fiscal 2010), we granted a total of 622,000 performance share units under the Incentive Plan. These performance share units vest ratably over a three-year service period provided that we achieve a certain earnings target in any of fiscal years 2010, 2011 or 2012, which we achieved in fiscal 2011. The fair value of these performance share units was determined based on our closing stock price on the date of grant of $10.64. The fair value is being recognized over the expected vesting period each award.
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
The number of performance share units outstanding as of April 29, 2012 was 901,500. The number of performance share units that vested during fiscal 2012 and fiscal 2011 was 429,833 and 253,167, respectively. Compensation expense related to all outstanding performance share units was $8.3 million, $7.5 million and $3.1 million in fiscal 2012, 2011 and 2010, respectively. The related income tax benefit recognized was $3.2 million, $2.9 million and $1.2 million for fiscal 2012, 2011 and 2010, respectively. As of April 29, 2012, there was approximately $3.4 million of total unrecognized compensation cost related to the performance share units, substantially all of which is expected to be recognized in fiscal 2013.
Executive Stock Purchase Plan
As part of the Incentive Plan, we maintain a nonqualified deferred compensation plan that permits executive officers to voluntarily defer up to 25% of the payouts under their annual cash incentive awards beginning with fiscal 2012 in exchange for a performance award payable in the form of Company stock at such time in the future as elected by the officers, but not less than three years from the end of the performance period. The Company will provide a 100% match to the officers' deferral in the form of restricted stock under the Incentive Plan. The match is subject to three-year cliff vesting and will be forfeited if the officer voluntarily terminates employment before vesting.
We recognized compensation expense of $4.9 million in fiscal 2012 for the portion of cash incentive awards that were subsequently exchanged for performance awards in the first quarter of fiscal 2013. We expect to recognize the Company match of $3.9 million for these awards over the three-year vesting period beginning in the first quarter of fiscal 2013.
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
Stock Held in Trust
We maintain a non-qualified defined Supplemental Pension Plan (the Supplemental Plan) the purpose of which is to provide supplemental retirement income benefits for those eligible employees whose benefits under the tax-qualified plans are subject to statutory limitations. A grantor trust has been established for the purpose of satisfying the obligations under the plan. As of April 29, 2012, the Supplemental Plan held 2,616,687 shares of our common stock at an average cost of $23.75.
As part of the Incentive Plan director fee deferral program, we purchase shares of our common stock on the open market for the benefit of the plan's participants. These shares are held in a rabbi trust until they are transferred to the participants. As of April 29, 2012, the rabbi trust held 291,635 shares of our common stock at an average cost of $19.72.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income consists of the following:

	April 29, 2012	May 1, 2011
	(in millions)
Foreign currency translation	$(159.4)	$0.4
Pension accounting	(402.7)	(217.7)
Hedge accounting	51.2	48.1
Accumulated other comprehensive loss	$(510.9)	$(169.2)
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
We use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability.  These valuation approaches incorporate inputs such as observable, independent market data that we believe are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

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
We have classified assets and liabilities measured at fair value based on the lowest level of input that is significant to the fair value measurement.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of April 29, 2012 and May 1, 2011:

	April 29, 2012				May 1, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$52.0	$1.3	$—	$53.3	$45.2	$34.6	$—	$79.8
Foreign exchange contracts	—	4.3	—	4.3	—	0.5	—	0.5
Open-ended mutual funds	12.2	—	—	12.2	17.4	—	—	17.4
Insurance contracts	—	51.3	—	51.3	—	49.4	—	49.4
Total	$64.2	$56.9	$—	$121.1	$62.6	$84.5	$—	$147.1

Liabilities
Derivatives:
Commodity contracts	$—	$8.6	$—	$8.6	$16.8	$—	$—	$16.8
Interest rate contracts	—	—	—	—	—	2.3	—	2.3
Foreign exchange contracts	—	0.7	—	0.7	—	1.9	—	1.9
Total	$—	$9.3	$—	$9.3	$16.8	$4.2	$—	$21.0

The following are descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value on a recurring basis:

▪
Derivatives—Derivatives classified within Level 1 are valued using quoted market prices. In some cases where quoted market prices are not available, we value the derivatives using pricing models based on the net present value of estimated future cash flows to calculate fair value, in which case the measurements are classified within Level 2. These valuation models make use of market-based observable inputs, including market prices and rates, yield curves, credit curves, and measures of volatility.

▪	Open-ended mutual funds—Open-ended mutual funds are valued at their net asset value (NAV), which approximates fair value, and classified as Level 1.

▪
Insurance contracts—Insurance contracts are valued at their cash surrender value using the daily asset unit value (AUV) which is based on the quoted market price of the underlying securities and classified within Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During fiscal 2012 and fiscal 2011, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.
Pension Plan Assets
The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of April 29, 2012 and May 1, 2011:

	April 29, 2012				May 1, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Cash and cash equivalents	$22.4	$—	$—	$22.4	$3.0	$87.5	$—	$90.5

Equity securities:
Preferred stock	—	0.5	—	0.5	—	0.3	—	0.3
U.S. common stock:
Health care	22.7	—	—	22.7	32.0	—	—	32.0
Utilities	—	—	—	—	3.8	—	—	3.8
Financial	16.6	—	—	16.6	41.0	—	—	41.0
Consumer staples	102.4	—	—	102.4	128.1	—	—	128.1
Consumer discretionary	23.0	—	—	23.0	32.3	—	—	32.3
Materials	6.3	—	—	6.3	14.6	—	—	14.6
Energy	11.4	—	—	11.4	30.0	—	—	30.0
Information technology	31.4	—	—	31.4	34.2	—	—	34.2
Industrials	9.4	—	—	9.4	38.5	—	—	38.5
Telecommunication service	9.5	—	—	9.5	2.1	—	—	2.1
International common stock	103.6	—	—	103.6	23.0	—	—	23.0
Mutual funds:
International	—	30.1	—	30.1	42.9	45.0	—	87.9
Domestic small cap	—	19.8	—	19.8	—	—	—	—
Domestic large cap	—	2.5	—	2.5	—	70.0	—	70.0
Balanced	—	37.8	—	37.8	32.7	—	—	32.7

Fixed income:
Mutual funds	—	11.3	—	11.3	108.9	1.5	—	110.4
Asset-backed securities	—	92.0	—	92.0	—	69.5	—	69.5
Corporate debt securities	—	285.5	—	285.5	—	44.4	—	44.4
Government debt securities	—	106.4	—	106.4	32.9	9.4	—	42.3

Limited partnerships	—	—	75.0	75.0	—	—	33.6	33.6

Insurance contracts	—	—	1.6	1.6	—	—	1.8	1.8

Total fair value	$358.7	$585.9	$76.6	1,021.2	$600.0	$327.6	$35.4	963.0
Unsettled transactions, net				2.3				(6.6)
Total plan assets				$1,023.5				$956.4

The following are descriptions of the valuation methodologies and key inputs used to measure pension plan assets recorded at fair value:

▪
Cash and cash equivalents—Cash equivalents include highly liquid investments with original maturities of three months or less. Due to their short-term nature, the carrying amount of these instruments approximates the estimated fair value. Actively traded money market funds are measured at their NAV, which approximates fair value, and classified as Level 1. The fair value of certain money market funds for which quoted prices are available but traded less frequently have been classified as Level 2.

▪
Equity securities—When available, the fair value of equity securities are based on quoted prices in active markets and classified as Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, such as equities and mutual funds traded in active markets.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes or other model-based valuation techniques with observable inputs and classified as Level 2. The nature of these equity securities include securities for which quoted prices are available but traded less frequently, securities whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data and securities that are valued using other financial instruments, the parameters of which can be directly observed. Level 2 equity securities include preferred stock and mutual funds not actively traded.

▪
Fixed income—When available, the fair value of fixed income instruments are based on quoted prices in active markets and classified as Level 1. Level 1 fixed income instruments include mutual funds and government debt securities.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes or other model-based valuation techniques with observable inputs and classified as Level 2. The nature of these fixed income instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data and securities that are valued using other financial instruments, the parameters of which can be directly observed. Level 2 fixed income instruments include mutual funds, asset-backed securities, corporate debt securities and government debt securities.

▪
Limited partnerships—The valuation of limited partnership investments requires the use of significant unobservable inputs due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of such assets and are classified as Level 3. These investments are initially valued at cost with quarterly valuations performed utilizing available market data to determine the fair value of these investments. Such market data consists primarily of the observations of trading multiples of public companies considered comparable to the investments with adjustments for investment-specific issues, the lack of liquidity and other items.

▪
Insurance contracts—The valuation of these guaranteed annuity insurance contracts is primarily based on quoted prices in active markets with adjustments for unobservable inputs caused by the unique nature of applying investment earnings as part of the participation guarantee. Due to these unobservable inputs and the long-term nature of these investments, the contracts are classified as Level 3.

The following table summarizes the changes in our Level 3 pension plan assets for the year-ended April 29, 2012 and May 1, 2011:

	Insurance Contracts	Limited Partnerships
	(in millions)
Balance, May 2, 2010	$1.8	$29.2
Actual return on plan assets:
Related to assets held at the reporting date	—	1.2
Related to assets sold during the period	—	1.3
Purchases, sales and settlements, net	—	1.9
Balance, May 1, 2011	1.8	33.6

Actual return on plan assets:
Related to assets held at the reporting date	—	(2.7)
Related to assets sold during the period	—	1.6
Purchases, sales and settlements, net	(0.2)	42.5
Balance, April 29, 2012	$1.6	$75.0
Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of April 29, 2012 and May 1, 2011.

	April 29, 2012		May 1, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total Debt	$2,176.5	$1,937.3	$2,418.0	$2,094.7

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.
NOTE 15:    RELATED PARTY TRANSACTIONS
The following table presents amounts owed from and to related parties as of April 29, 2012 and May 1, 2011:

	April 29, 2012	May 1, 2011
	(in millions)
Current receivables from related parties	$6.6	$10.2
Long-term receivables from related parties	—	2.8
Total receivables from related parties	$6.6	$13.0

Current payables to related parties	$7.1	$9.6
Long-term payables to related parties	—	—
Total payables to related parties	$7.1	$9.6

Wendell Murphy, a director of ours, or his immediate family members hold ownership interests in Arrowhead Farms, Inc., BAZ, LLC, Crusader Farms, LLC, DM Farms, LLC, Enviro-Tech Farms, Inc., Golden Farms, Inc., Ironside Investment Management, LLC, Lisbon 1 Farm, Inc. (Lisbon), Murphy Family Ventures, Murphy-Honour Farms, Inc., Murphy Milling Company, Quarter M Ranch, Inc., PSM Associates LLC, Pure Country Farms, LLC, Stantonsburg Farm, Inc., Triumph Associates, LLC, and Webber Farms, Inc. A vice president of our Hog Production segment also holds an ownership interest in Lisbon. These farms either produce hogs for us or produce and sell feed ingredients to us. In fiscal 2012, 2011 and 2010, we paid $52.2 million, $70.4 million and $53.4 million, respectively, to these entities for hogs, feed ingredients and reimbursement of associated farm and other support costs.
The chief executive officer and a vice president of our Hog Production segment hold ownership interests in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the Hog Production segment. In fiscal 2012, 2011 and 2010, we paid $7.9 million, $7.8 million and $8.0 million, respectively, to JCT for the production of hogs. In fiscal 2012, 2011 and 2010, we received $3.1 million, $3.3 million and $3.1 million, respectively, from JCT for reimbursement of associated farm and other support costs.
One of our vice presidents of the Hog Production segment has an ownership interest in Seacoast, LLC and is the sole owner of Advantage Farms, LLC. Another vice president of our Hog Production segment is the sole owner of Old Oak Farms LLC. These companies produce and raise hogs for us under contractual arrangements that are consistent with third party grower contracts. In fiscal 2012, 2011 and 2010, we paid service fees of $1.5 million, $1.7 million and $1.6 million, respectively, to these companies. In fiscal 2012, 2011 and 2010, we received $0.4 million, $0.5 million and $0.5 million, respectively, from these companies for reimbursement of associated farm and other support costs.
We believe that the terms of the foregoing arrangements were no less favorable to us than if entered into with unaffiliated companies.
NOTE 16:    REGULATION AND CONTINGENCIES
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
Missouri Litigation
Premium Standard Farms, Inc. (PSF), the Company and certain of our other subsidiaries and affiliates are parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs' use and enjoyment of their properties. Additional supplemental information regarding these claims is found in “Item 3. Legal Proceedings—Missouri Litigation.”
During fiscal 2012 and continuing in the first quarter of fiscal 2013, we engaged in global settlement negotiations with counsel representing nearly all of the plaintiffs in the nuisance litigation and numerous carriers of commercial general liability and pollution liability policies. The parties to the litigation have made substantial progress toward consummation of a global settlement that would resolve the vast majority of the nuisance litigation. However, there are significant contingencies that must be fulfilled before the settlement is consummated, and we cannot make any assurance that those contingencies will be satisfied. In addition, we have agreements with the insurance carriers under which we receive payments that we contribute to pay a portion of the settlement, most of which are contingent on the consummation of the global settlement.
In the event that the global settlement is not consummated, we believe we have good defenses to all of the actions described above and intend to defend vigorously these suits. Although we recognize the uncertainties of litigation, based on our historical experience and our understanding of the facts and circumstances underlying these claims, in the event the global settlement is not consummated, we believe that these claims will not have a material adverse effect on our results of operations or financial condition.

Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1—Summary of Significant Accounting Policies. We established an accrual with respect to the Missouri nuisance suits on the opening balance sheet for our acquisition of PSF in fiscal 2008 and we have periodically adjusted that accrual as developments have occurred. The accrual, as adjusted from time to time, represents our best estimate of the probable loss for these suits. Due to the recent developments discussed above including the substantial progress toward the consummation of a global settlement and the settlements with certain insurance carriers, we recognized $22.2 million in net charges to selling, general and administrative expenses in the Hog Production segment associated with the Missouri litigation in fiscal 2012. In November 2010 (fiscal 2011), we reached a settlement with one of our insurance carriers regarding the reimbursement of certain past and future defense costs associated with our Missouri litigation. Related to this matter, we recognized a net benefit of $19.1 million in selling, general and administrative expenses in the Hog Production segment in fiscal 2011.
Expenses and other liabilities associated with the Missouri litigation will not affect our profits or losses unless our accrual proves to be insufficient or excessive. The global settlement, if consummated on the terms contemplated, would not be materially different than the accrual. However, payments made under the global settlement, if consummated, will negatively impact our cash flows and liquidity position. In addition, in the event the global settlement is not consummated, legal expenses incurred in our and our subsidiaries' defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will also negatively impact our cash flows and our liquidity position. In any event, we do not expect such payments to have a material adverse impact on our overall financial position or liquidity.
If the global settlement is not consummated, given the uncertainty of the outcome of the Missouri nuisance suits, it is possible that the total costs incurred related to these and similar potential claims could exceed our current estimates. As of April 29, 2012, if the global settlement is not consummated, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. We will continue to review the amount of any necessary accruals or other related expenses and record charges in the period in which the determination is made that an adjustment is required.
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

NOTE 17:    REPORTING SEGMENTS
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
Pork Segment
The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries: Smithfield Packing, Farmland Foods, Inc. and John Morrell Food Group. The Pork segment produces a wide variety of fresh pork and packaged meats products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. Fresh pork products include loins, butts, picnics and ribs, among others. Packaged meats products include smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage.
The following table shows the percentages of Pork segment revenues derived from packaged meats and fresh pork for the fiscal years indicated.

	Fiscal Years
	2012	2011	2010
Packaged meats	54%	56%	55%
Fresh pork (1)	46	44	45
	100%	100%	100%
——————————————

(1)	Includes by-products and rendering.
Hog Production Segment
The Hog Production segment consists of our hog production operations located in the U.S. The Hog Production segment operates numerous facilities with approximately 851,000 sows producing about 15.8 million market hogs annually. The Hog Production segment produces approximately 49% of the Pork segment’s live hog requirements. We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). All SPG hogs are processed internally.
The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally, and other products for the fiscal years indicated.

	Fiscal Years
	2012	2011	2010
Internal hog sales	80%	78%	77%
External hog sales	12	15	15
Other products (1)	8	7	8
	100%	100%	100%
——————————————

(1)	Consists primarily of feed, non-market hog sales and gains (losses) on derivatives.

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
The following table shows the percentages of International segment revenues derived from packaged meats, fresh meats and other products for the fiscal years indicated.

	Fiscal Years
	2012	2011	2010
Packaged meats	47%	47%	48%
Fresh meats	43	42	41
Other products (1)	10	11	11
	100%	100%	100%
——————————————

(1)	Includes external hog sales, feed, feathers, by-products and rendering.
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

	Fiscal Years
	2012	2011	2010
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Pork	$11,093.0	$10,263.9	$9,326.3
Hog Production	3,052.6	2,705.1	2,207.8
International	1,466.7	1,340.7	1,277.2
Other	—	74.7	153.3
Total segment sales	15,612.3	14,384.4	12,964.6
Intersegment sales—
Pork	(37.1)	(30.5)	(31.5)
Hog Production	(2,444.6)	(2,113.0)	(1,695.0)
International	(36.3)	(38.2)	(35.5)
Total intersegment sales	(2,518.0)	(2,181.7)	(1,762.0)
Consolidated sales	$13,094.3	$12,202.7	$11,202.6

Depreciation and amortization:
Pork	$127.8	$125.5	$126.0
Hog Production	71.9	65.7	74.9
International	39.9	38.1	37.4
Other	—	0.1	0.2
Corporate	3.2	2.5	3.8
Consolidated depreciation and amortization	$242.8	$231.9	$242.3

Interest expense:
Pork	$28.7	$42.4	$48.9
Hog Production	131.8	124.5	100.5
International	29.8	28.2	37.7
Other	—	4.2	6.9
Corporate	(13.6)	46.1	72.4
Consolidated interest expense	$176.7	$245.4	$266.4

Loss (income) from equity method investments
Pork	$(2.7)	$(2.0)	$(3.6)
Hog Production	0.3	(0.4)	0.7
International	12.3	(46.5)	(17.2)
Other	—	(1.2)	(18.5)
Consolidated loss (income) from equity method investments	$9.9	$(50.1)	$(38.6)

Operating profit:
Pork	$623.7	$753.4	$538.7
Hog Production	166.1	224.4	(539.2)
International	42.8	115.9	127.9
Other	—	(2.4)	3.6
Corporate	(110.0)	3.7	(68.2)
Consolidated operating profit	$722.6	$1,095.0	$62.8

	April 29, 2012	May 1, 2011	May 2, 2010
	(in millions)
Segment Asset Information
Total assets:
Pork	$2,245.6	$2,620.2	$2,579.3
Hog Production	2,145.4	2,074.2	2,020.9
International	1,651.4	1,902.3	1,670.1
Other	—	—	169.4
Corporate	1,379.8	1,015.1	1,269.2
Consolidated total assets	$7,422.2	$7,611.8	$7,708.9

Investments:
Pork	$18.6	$17.4	$17.1
Hog Production	2.6	2.7	2.4
International	501.2	562.1	498.7
Other	—	—	106.7
Corporate	0.2	0.3	0.1
Consolidated investments	$522.6	$582.5	$625.0

Capital expenditures:
Pork	$143.5	$81.3	$141.7
Hog Production	89.4	68.6	10.0
International	26.5	26.8	22.1
Corporate	31.3	0.1	0.9
Consolidated capital expenditures	$290.7	$176.8	$174.7

 The following table shows the change in the carrying amount of goodwill by reportable segment:

	Pork	International	Hog Production	Other	Total
	(in millions)
Balance, May 2, 2010	$216.5	$141.4	$445.5	$19.5	$822.9
Disposals (1)	—	—	(25.5)	(19.5)	(45.0)
Other goodwill adjustments (2)	(0.4)	15.8	—	—	15.4
Balance, May 1, 2011	216.1	157.2	420.0	—	793.3
Other goodwill adjustments (2)	(0.4)	(24.7)	—	—	(25.1)
Balance, April 29, 2012	$215.7	$132.5	$420.0	$—	$768.2
——————————————

(1)	See Note 3—Impairment and Disposal of Long-lived Assets for discussion of disposals and impairments.

(2)	Other goodwill adjustments primarily include the effects of foreign currency translation.

The following table presents our consolidated sales and long-lived assets attributed to operations by geographic area for the fiscal years ended April 29, 2012, May 1, 2011 and May 2, 2010:

	Fiscal Years
	2012	2011	2010
	(in millions)
Sales:
U.S.	$11,663.9	$10,900.2	$9,960.9
International	1,430.4	1,302.5	1,241.7
Total sales	$13,094.3	$12,202.7	$11,202.6

	April 29, 2012	May 1, 2011	May 2, 2010
	(in millions)
Long-lived assets:
U.S.	$2,969.1	$2,905.7	$3,142.1
International	1,154.1	1,368.2	1,246.5
Total long-lived assets	$4,123.2	$4,273.9	$4,388.6
NOTE 18:    SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Years
	2012	2011	2010
Supplemental disclosures of cash flow information:
Interest paid, including capitalized interest	$(149.6)	$(223.3)	$(210.6)
Income taxes (paid) refunded, net	(225.7)	34.8	76.8

Non-cash investing and financing activities:
Capital lease	$—	$—	$24.7

NOTE 19:    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third		Fourth		Fiscal Year
	(in millions, except per share data)
Fiscal 2012
Sales	$3,094.2	$3,312.6	$3,478.3		$3,209.2		$13,094.3
Gross profit	407.1	419.6	379.8		342.9		1,549.4
Operating profit	173.2	224.7	170.5		154.2		722.6
Net income	82.1	120.7	79.0		79.5		361.3

Net income per share:(1)
Basic	$.50	$.74	$.49		$.50		$2.23
Diluted	$.49	$.74	$.49		$.49		$2.21

Fiscal 2011				112.5		624.6
Sales	$2,901.3	$2,998.8	$3,186.2		$3,116.4		$12,202.7
Gross profit	367.7	432.7	457.2		456.5		1,714.1
Operating profit	177.6	278.1	372.7		266.6		1,095.0
Net income	76.3	143.7	202.6		98.4		521.0

Net income per share:(1)
Basic	$.46	$.87	$1.22		$.59		$3.14
Diluted	$.46	$.86	$1.21		$.59		$3.12
——————————————

(1)
Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.

The following significant infrequent or unusual items impacted our quarterly results in fiscal 2012 and fiscal 2011:
Fiscal 2012

▪	Net income in the first, second and third quarters included losses on debt extinguishment of $1.2 million, $6.4 million and $4.6 million, respectively.

▪	Operating profit in the first and fourth quarters included charges of $39.0 million and a net benefit of $16.8 million, respectively, related to the Missouri litigation.

▪
Gross profit in the first, second and third quarters included accelerated depreciation charges associated with the idling of certain Missouri hog farm assets of $4.3 million, $3.2 million, and $0.7 million, respectively.

▪	Operating profit in the second, third and fourth quarters included charges associated with the planned closure of our Portsmouth facility of $1.8 million, $1.7 million, and $1.2 million, respectively.

▪
Operating profit in the first and second quarters included professional fees related to the potential acquisition of a controlling interest in CFG of $5.7 million and $0.7 million, respectively. In June 2011 (fiscal 2012), we terminated negotiations to purchase the additional interest.

▪	Operating profit in the third quarter included our share of charges related to the CFG Consolidation Plan of $38.7 million.

Fiscal 2011

▪	Gross profit in the first, second, third and fourth quarters included charges associated with the Cost Savings Initiative of $0.5 million, $15.3 million, $10.9 million and $1.3 million, respectively.

▪	Net income in the second, third and fourth quarters included losses on debt extinguishment of $7.3 million, $14.1 million and $71.1 million, respectively.

▪	Operating profit in the third quarter included an involuntary conversion gain on fire insurance recovery of $120.6 million and a net benefit of $19.1 million related to the Missouri litigation.

▪	Operating profit in the third and fourth quarters included net gains of $5.1 million and $13.6 million, respectively, on the sale of hog farms.
NOTE 20:    SUBSEQUENT EVENT

Share Repurchase Authorization
In June 2012 (fiscal 2013), we announced that our board of directors had approved a new share repurchase program authorizing us to buy up to $250 million of our common stock over the next 24 months in addition to those amounts previously authorized under the Share Repurchase Program. We intend to fund share repurchases from cash on hand. Share repurchases may be made on the open market, or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, will depend on corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time.

Schedule II

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED APRIL 29, 2012
(in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Balance at End of Year
Reserve for uncollectible accounts receivable:
Fiscal year ended April 29, 2012	$9.2	$1.5	$(1.2)	$(0.5)	$9.0
Fiscal year ended May 1, 2011	8.1	3.5	(0.3)	(2.1)	9.2
Fiscal year ended May 2, 2010	9.9	1.3	0.1	(3.2)	8.1

Reserve for obsolete inventory:
Fiscal year ended April 29, 2012	$14.8	$3.2	$(0.6)	$(1.9)	$15.5
Fiscal year ended May 1, 2011	17.4	1.9	0.1	(4.6)	14.8
Fiscal year ended May 2, 2010	21.0	6.3	0.2	(10.1)	17.4

Deferred tax valuation allowance:
Fiscal year ended April 29, 2012	$66.8	$—	$(8.0)	$(4.2)	$54.6
Fiscal year ended May 1, 2011	91.5	1.4	4.7	(30.8)	66.8
Fiscal year ended May 2, 2010	98.7	2.3	(7.5)	(2.0)	91.5
——————————————

(1)	Activity primarily includes the reserves recorded in connection with the creation of the opening balance sheets of entities acquired and currency translation adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of April 29, 2012. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of April 29, 2012.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 29, 2012. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, management concluded that our internal control over financial reporting was effective as of April 29, 2012.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended April 29, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our executive officers is included in Part I of this Annual Report on Form 10-K.
All other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 19, 2012 under the headings entitled “Nominees for Election to Three-Year Terms,” “Directors whose Terms do not Expire this Year,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 19, 2012 under the headings (including the narrative disclosures following a referenced table) entitled “Compensation Discussion and Analysis,” “Fiscal 2012 Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 19, 2012 under the headings entitled “Principal Shareholders,” “Common Stock Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 19, 2012 under the headings entitled “Related Party Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on September 19, 2012 under the headings entitled “Audit Committee Report” and “Ratification of Selection of Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
1. Financial Statements:

▪	Consolidated Statements of Income for the Fiscal Years 2012, 2011 and 2010

▪	Consolidated Statements of Comprehensive Income for the Fiscal Years 2012, 2011 and 2010

▪	Consolidated Balance Sheets as of April 29, 2012 and May 1, 2011

▪	Consolidated Statements of Cash Flows for the Fiscal Years 2012, 2011 and 2010

▪	Consolidated Statements of Shareholders’ Equity for the Fiscal Years 2012, 2011 and 2010

▪	Notes to Consolidated Financial Statements

▪	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

▪	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
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

Exhibit 4.2(a)	—
Registration Rights Agreement, dated May 7, 2007, among the Company and ContiGroup Companies, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 7, 2007).

Exhibit 4.2(b)	—
Amendment No. 1, dated as of October 23, 2008, to the Registration Rights Agreement, dated as of May 7, 2007, by and between Smithfield Foods, Inc. and Continental Grain Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 24, 2008).

Exhibit 4.3(a)	—
Indenture-Senior Debt Securities, dated June 1, 2007, between the Company and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.10(a) to the Company's Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.3(b)	—
First Supplemental Indenture to the Indenture-Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of June 22, 2007 regarding the issuance by the Company of the 2007 7.750% Senior Notes due 2017 (incorporated by reference to Exhibit 4.10(b) to the Company's Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.3(c)	—
Second Supplemental Indenture to the Indenture-Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of July 8, 2008 regarding the issuance by the Company of the 2008 4.00% Convertible Senior Notes due 2013 (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 4.4(a)	—
Indenture, dated July 2, 2009, among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 4.4(b)	—	Form of 10% Senior Secured Note Due 2014 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2009).
Exhibit 4.4(c)	—	Form of 10% Senior Secured Note Due 2014 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2009).
Exhibit 4.5	—
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

Exhibit 10.4(a)	—
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(b)	—
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(c)	—
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(d)	—
Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(e)	—
Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(f)	—
Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(g)	—
Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(h)	—
Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(i)	—
Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated as of July 1, 2008 (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(j)	—
Confirmation for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated July 1, 2008 (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(k)	—
Confirmation for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated July 1, 2008 (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(l)	—
Confirmation for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated July 1, 2008 (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.5(a) **	—
Smithfield Foods, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 11, 2009).

Exhibit 10.5(b)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 10.5(c)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2009).

Exhibit 10.5(d)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award for fiscal 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2009).

Exhibit 10.5(e)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award granted December 2009 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 12, 2010).

Exhibit 10.5(f)**	—
Summary of Performance Share Unit Awards to Executive Officers in the Pork Group granted on June 15, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 21, 2010).

Exhibit 10.5(g)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award to Executive Officers in the Pork Group granted on June 15, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 9, 2010).

Exhibit 10.6	—
Market Hog Contract Grower Agreement, dated May 13, 1998, by and between Continental Grain Company and CGC Asset Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 12, 2010).

Exhibit 10.7**	—
Retirement Agreement and General Release dated as of August 9, 2010 between the Company and Richard J. M. Poulson (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on August 16, 2010).

Exhibit 10.8**	—	Certain Compensation for Named Executive Officers for fiscal 2012 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 9, 2011).
Exhibit 10.9**	—	Smithfield Foods, Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on September 8, 2010).
Exhibit 10.10**	—	Compensation for Non-Employee Directors as of September 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on December 9, 2010).
Exhibit 10.11(a)	—
Term Loan Agreement, dated July 2, 2009, among the Company, the Guarantors, the lenders party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch, as administrative agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 10.11(b)	—
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

Exhibit 10.12	—
Pledge and Security Agreement, dated July 2, 2009, among the Company, the Guarantors, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2009).

Exhibit 10.13*	—
Amended and Restated Intercreditor Agreement, dated as June 9, 2011, among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent.

Exhibit 10.14	—
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

Exhibit 10.15(a)	—
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

Exhibit 10.15(b)	—
Second Amended and Restated Pledge and Security Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.16	—
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

Exhibit 10.17	—
Credit and Security Agreement, dated as of June 9, 2011, among Smithfield Receivables Funding LLC,, the Company, Rabobank, as the Administrative Agent and certain lenders and co-agents party thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.18*,**		Smithfield Foods, Inc. Executive Stock Purchase Plan.
Exhibit 21*	—	Subsidiaries of the Company.
Exhibit 23.1*	—	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*
The following financial statements from Smithfield Foods, Inc.'s Annual Report on Form 10-K for the year ended April 29, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (i) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
 Date: June 15, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. LUTER, III	Chairman of the Board and Director	June 15, 2012
Joseph W. Luter, III

/s/ C. LARRY POPE	President, Chief Executive Officer and Director	June 15, 2012
C. Larry Pope

/s/ ROBERT W. MANLY, IV	Executive Vice President and Chief Financial Officer	June 15, 2012
Robert W. Manly, IV	(Principal Financial Officer)

/s/ KENNETH M. SULLIVAN	Vice President, Finance and Chief Accounting Officer	June 15, 2012
Kenneth M. Sullivan	(Principal Accounting Officer)

/s/ CAROL T. CRAWFORD	Director	June 15, 2012
Carol T. Crawford

/s/ RICHARD T. CROWDER	Director	June 15, 2012
Richard T. Crowder

/s/ MARGARET G. LEWIS	Director	June 15, 2012
Margaret G. Lewis

/s/ WENDELL H. MURPHY	Director	June 15, 2012
Wendell H. Murphy

/s/ DAVID C. NELSON	Director	June 15, 2012
David C. Nelson

/s/ FRANK S. ROYAL, M.D.	Director	June 15, 2012
Frank S. Royal, M.D.

/s/ JOHN T. SCHWIETERS	Director	June 15, 2012
John T. Schwieters

/s/ PAUL S. TRIBLE, JR.	Director	June 15, 2012
Paul S. Trible, Jr.