Form 10-Q
period 2012-07-29
SMITHFIELD FOODS INC
filed 2012-09-06
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2012

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

At August 31, 2012, 149,479,148 shares of the registrant's Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended
	July 29, 2012	July 31, 2011
	(unaudited)
Sales	$3,091.3	$3,094.2
Cost of sales	2,759.1	2,687.1
Gross profit	332.2	407.1
Selling, general and administrative expenses	201.1	238.7
Income from equity method investments	(0.7)	(4.8)
Operating profit	131.8	173.2
Interest expense	42.5	48.1
Loss on debt extinguishment	—	1.2
Income before income taxes	89.3	123.9
Income tax expense	27.6	41.8
Net income	$61.7	$82.1

Net income per share:
Basic	$.40	$.50
Diluted	$.40	$.49

Weighted average shares outstanding:
Basic	154.3	165.8
Effect of dilutive shares	1.0	1.2
Diluted	155.3	167.0

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended
	July 29, 2012	July 31, 2011
	(unaudited)
Net income	$61.7	$82.1

Other comprehensive income (loss):
Foreign currency translation	(84.1)	(44.3)
Pension accounting	8.2	3.5
Hedge accounting	59.2	(28.1)
Total other comprehensive loss	(16.7)	(68.9)

Total comprehensive income	$45.0	$13.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	July 29, 2012	April 29, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208.1	$324.3
Accounts receivable, net	625.3	624.7
Inventories	2,152.7	2,072.4
Prepaid expenses and other current assets	343.2	277.6
Total current assets	3,329.3	3,299.0

Property, plant and equipment, net	2,233.8	2,277.2
Goodwill	759.3	768.2
Investments	502.4	522.6
Intangible assets, net	380.7	381.8
Other assets	166.8	173.4
Total assets	$7,372.3	$7,422.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$616.2	$63.5
Accounts payable	397.9	415.8
Accrued expenses and other current liabilities	651.0	657.0
Total current liabilities	1,665.1	1,136.3

Long-term debt and capital lease obligations	1,372.9	1,900.9
Other liabilities	1,041.1	995.0

Redeemable noncontrolling interests	2.0	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 500,000,000 authorized shares; 150,319,326 and 157,408,077 issued and outstanding	75.2	78.7
Additional paid-in capital	1,491.3	1,561.0
Stock held in trust	(68.1)	(67.9)
Retained earnings	2,320.0	2,326.4
Accumulated other comprehensive loss	(527.6)	(510.9)
Total shareholders’ equity	3,290.8	3,387.3
Noncontrolling interests	0.4	0.7
Total equity	3,291.2	3,388.0
Total liabilities and equity	$7,372.3	$7,422.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	July 29, 2012	July 31, 2011
	(unaudited)
Cash flows from operating activities:
Net income	$61.7	$82.1
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	58.8	61.5
Loss (gain) on sale of property, plant and equipment, including breeding stock	3.9	(10.5)
Income from equity method investments	(0.7)	(4.8)
Pension expense	24.0	14.3
Pension contributions	(8.6)	(108.2)
Changes in operating assets and liabilities and other, net	(71.8)	(98.6)
Net cash flows from operating activities	67.3	(64.2)

Cash flows from investing activities:
Capital expenditures	(61.2)	(62.9)
Net (expenditures) proceeds from breeding stock transactions	(6.5)	2.6
Proceeds from the sale of property, plant and equipment	6.5	1.3
Net cash flows from investing activities	(61.2)	(59.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	24.2	—
Principal payments on long-term debt and capital lease obligations	(4.2)	(81.1)
Net proceeds from revolving credit facilities and notes payable	6.5	23.8
Repurchase of common stock	(145.3)	(34.1)
Debt issuance costs and other	0.2	(8.8)
Net cash flows from financing activities	(118.6)	(100.2)

Effect of foreign exchange rate changes on cash	(3.7)	(1.4)
Net change in cash and cash equivalents	(116.2)	(224.8)
Cash and cash equivalents at beginning of period	324.3	374.7
Cash and cash equivalents at end of period	$208.1	$149.9

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. You should read these statements in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included.
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
The three months ended July 29, 2012 correspond to the first quarter of fiscal 2013 and the three months ended July 31, 2011 correspond to the first quarter of fiscal 2012.
Net Income per Share
We present dual computations of net income per share. The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options and convertible notes, during the period. We excluded stock options for approximately 2.1 million and 1.7 million shares for the three months ended July 29, 2012 and July 31, 2011, respectively, from the diluted computation because their effect would have been anti-dilutive.
Recently Issued Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (FASB) issued new accounting guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is not, no further analysis is required. If it is, the previously prescribed test is required. The new guidance is effective for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this guidance is not expected to impact our consolidated condensed financial statements.

NOTE 2:	INVENTORIES
Inventories consist of the following:

	July 29, 2012	April 29, 2012
	(in millions)
Livestock	$1,015.4	$962.8
Fresh and packaged meats	924.2	912.1
Grains	107.9	90.4
Manufacturing supplies	53.3	59.1
Other	51.9	48.0
Total inventories	$2,152.7	$2,072.4

NOTE 3:	DERIVATIVE FINANCIAL INSTRUMENTS
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
We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of July 29, 2012, prepaid expenses and other current assets included $72.5 million representing cash on deposit with brokers to cover losses on our open derivative instruments and accrued expenses and other current liabilities included $70.9 million representing cash deposits received from brokers to cover gains on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of July 29, 2012, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of July 29, 2012, we had credit exposure of $39.7 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, our credit exposure was reduced to $33.7 million as of July 29, 2012. No significant concentrations of credit risk existed as of July 29, 2012.
The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate.

The following table presents the fair values of our open derivative financial instruments in the consolidated condensed balance sheets on a gross basis.

	Assets		Liabilities
	July 29, 2012	April 29, 2012	July 29, 2012	April 29, 2012
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$102.6	$35.3	$15.3	$9.6
Livestock contracts	3.6	22.9	5.9	—
Foreign exchange contracts	0.9	1.9	0.7	—
Total	107.1	60.1	21.9	9.6

Derivatives using the "mark-to-market" method:
Grain contracts	21.1	9.1	34.2	1.0
Livestock contracts	2.7	7.4	2.0	7.2
Energy contracts	1.7	—	6.0	12.2
Foreign exchange contracts	0.3	2.4	0.4	0.7
Total	25.8	18.9	42.6	21.1
Total fair value of derivative instruments	$132.9	$79.0	$64.5	$30.7
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of July 29, 2012, we had no cash flow hedges for forecasted transactions beyond April 2013.
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
During the three months ended July 29, 2012, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	30,885,000	56,730,000	Bushels
Soybean meal	303,886	553,854	Tons
Lean hogs	—	421,040,000	Pounds
Foreign currency (1)	39,968,781	69,266,888	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$133.9	$(14.0)	$2.7	$43.8	$2.7	$(0.1)
Lean hog contracts	0.3	8.0	32.2	(1.7)	0.1	(0.1)
Interest rate contracts	—	—	—	(1.8)	—	—
Foreign exchange contracts	(1.8)	0.3	(0.2)	0.2	—	—
Total	$132.4	$(5.7)	$34.7	$40.5	$2.8	$(0.2)

For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
During the first quarter of fiscal 2012, we discontinued cash flow hedge accounting on a number of grain contracts as it became probable that the original forecasted transactions would not transpire. As a result of this change, the table above for the three months ended July 31, 2011 includes gains of $12.0 million on grain contracts de-designated from hedging relationships that were reclassified from accumulated other comprehensive loss into earnings in the first quarter of fiscal 2012.
As of July 29, 2012, there were deferred net gains of $110.4 million, net of tax of $70.2 million, in accumulated other comprehensive loss. We expect to reclassify $82.0 million ($50.1 million net of tax) of deferred net gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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
During the three months ended July 29, 2012, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	—	286,800,000	Pounds
Corn	3,015,000	12,975,000	Bushels
The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gains (Losses) Recognized in Earnings on Derivative		Gains (Losses) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(in millions)		(in millions)
Commodity contracts	$(26.4)	$9.7	$20.3	$(3.6)

We recognized gains of $3.4 million and $5.9 million for the three months ended July 29, 2012 and July 31, 2011, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
For fair value hedges of inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in losses of $6.3 million and gains of $5.7 million for the three months ended July 29, 2012 and July 31, 2011, respectively.
Mark-to-Market Method
Derivative instruments that are not designated as a hedge, have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings. Under the mark-to-market method, gains and losses are recorded in cost of sales for commodity contracts, and selling, general and administrative expenses for foreign exchange contracts.
During the three months ended July 29, 2012, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	320,000	94,800,000	Pounds
Corn	4,825,000	22,960,000	Bushels
Soybean meal	40,314	105,102	Tons
Soybeans	235,000	695,000	Bushels
Wheat	—	2,000,000	Bushels
Natural gas	10,580,000	11,030,000	Million BTU
Diesel	—	2,016,000	Gallons
Crude oil	18,000	31,000	Barrels
Foreign currency (1)	43,255,205	100,186,869	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains and losses recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended
	July 29, 2012	July 31, 2011
	(in millions)
Commodity contracts	$(8.2)	$20.8
Foreign exchange contracts	4.6	1.3
Total	$(3.6)	$22.1

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

NOTE 4:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	July 29, 2012	April 29, 2012
		(in millions)
Campofrío Food Group (CFG)	37%	$367.6	$385.2
Mexican joint ventures	50%	108.3	111.2
Other	Various	26.5	26.2
Total investments		$502.4	$522.6

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
As of July 29, 2012, we held 37,811,302 shares of CFG common stock. Shares of CFG are publicly traded on the Bolsa de Madrid exchange (Madrid Exchange). As the table below shows, the carrying value of our investment in CFG was above the quoted market price on the Madrid Exchange as of July 29, 2012, indicating a possible impairment of our investment in CFG. However, we do not believe the quoted share price on the Madrid Exchange is, by itself, reflective of the fair value of our investment in CFG for the following reasons:

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

The average daily trading volume during the first quarter of fiscal 2013 represents just 0.01% of the total outstanding shares (average trading volume of 10,586 shares while the total number of shares outstanding is in excess of 102 million). The lack of an active market can cause significant fluctuations and volatility in the stock price that are not commensurate with fundamental changes in the underlying business and the fair value of our holding in CFG. Shares trading on the Madrid Exchange have ranged from a high of €7.20 ($9.47) to a low of €5.28 ($7.35) per share during the last 12 months, with upward and downward fluctuations in between.
The table below shows CFG's intra-day high share price and Smithfield's carrying value, expressed in euro per share, on various dates relevant to our disclosures.

Date	Share Price	Carrying Value
February 17, 2012	€7.20	€7.54
July 29, 2012 (1)	€5.85	€7.89
August 23, 2012	€6.20	€7.80
——————————————

(1)	Share prices on quarter end date reflect the last trading day in the quarter.
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

Based on an evaluation of all these factors, we concluded the fair value of our investment in CFG as of July 29, 2012, exceeded its carrying amount.
Income from equity method investments consists of the following:

		Three Months Ended
Equity Investment	Segment	July 29, 2012	July 31, 2011
		(in millions)
CFG (1)	International	$(0.1)	$(0.2)
Mexican joint ventures	International	0.4	(3.0)
All other equity method investments	Various	(1.0)	(1.6)
Income from equity method investments		$(0.7)	$(4.8)
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

NOTE 5:	DEBT
In the first quarter of fiscal 2013, we reclassified our outstanding 7.75% senior unsecured notes due May 2013 totaling $160.0 million (2013 Notes) and our outstanding 4% senior unsecured convertible notes due June 2013 totaling $378.7 million, net of unamortized discounts of $21.3 million, from long-term debt and capital lease obligations to current portion of long-term debt and capital lease obligations on the consolidated condensed balance sheet.
Working Capital Facilities
As of July 29, 2012, we had aggregate credit facilities and credit lines totaling $1.3 billion, including an inventory-based revolving credit facility totaling $925.0 million (the Inventory Revolver), an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility) and international credit facilities totaling $99.0 million. Our unused capacity under these credit facilities and credit lines was $1.1 billion.
As part of the Securitization Facility agreement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of July 29, 2012, the SPV held $408.1 million of accounts receivable and we had no outstanding borrowings on the Securitization Facility.

NOTE 6:	GUARANTEES
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
We (together with our joint venture partners) guarantee debt borrowed by Agroindustrial del Noroeste (Norson), an unconsolidated joint venture, of up to $87.0 million, of which $62.0 million was outstanding as of July 29, 2012. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee $11.1 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

NOTE 7:	INCOME TAXES
Our effective tax rate was 31% and 34% for the three months ended July 29, 2012 and July 31, 2011, respectively. The decrease in the effective tax rate is primarily driven by a higher mix of foreign earnings in the current year, which have lower effective tax rates.

NOTE 8:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended
	July 29, 2012	July 31, 2011
	(in millions)
Service cost	$11.8	$9.3
Interest cost	18.7	19.0
Expected return on plan assets	(19.7)	(19.9)
Net amortization	13.2	5.9
Net periodic pension cost	$24.0	$14.3

NOTE 9:	SHAREHOLDERS’ EQUITY
Share Repurchase Program
In June 2012 (fiscal 2013), we announced that our board of directors had approved a new share repurchase program authorizing us to buy up to $250.0 million of our common stock over the next 24 months in addition to the $250.0 million authorized during fiscal 2012 (Share Repurchase Program). In July 2012 (fiscal 2013), our board of directors approved an increase of $100.0 million to the authorized amount under the Share Repurchase Program. Share repurchases may be made on the open market, or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, will depend on corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time.
During the three months ended July 29, 2012, we repurchased 7,421,231 shares of our common stock for $145.3 million, including related fees. The price of the repurchased shares has been allocated between common stock, additional paid-in capital and retained earnings in our consolidated condensed balance sheet in accordance with applicable accounting guidance.
Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through August 31, 2012, we have repurchased 17,448,215 shares of our common stock for $350.6 million, including related fees, at an average price of $20.07. All share repurchases were funded from cash on hand.
Stock Options and Performance Share Units
During the three months ended July 29, 2012, we issued 18,107 shares of common stock upon the exercise of stock options and 314,373 shares of common stock for vested performance share units. In fiscal 2012, we issued 87,262 shares of common stock upon exercise of stock options and 417,288 shares of common stock for vested performance share units.

NOTE 10:	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of July 29, 2012 and April 29, 2012:

	July 29, 2012				April 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$87.6	$33.4	$—	$121.0	$52.0	$1.3	$—	$53.3
Foreign exchange contracts	—	1.2	—	1.2	—	4.3	—	4.3
Open-ended mutual funds	11.6	—	—	11.6	12.2	—	—	12.2
Insurance contracts	—	50.9	—	50.9	—	51.3	—	51.3
Total	$99.2	$85.5	$—	$184.7	$64.2	$56.9	$—	$121.1

Liabilities
Derivatives:
Commodity contracts	$51.8	$0.9	$—	$52.7	$—	$8.6	$—	$8.6
Foreign exchange contracts	—	1.1	—	1.1	—	0.7	—	0.7
Total	$51.8	$2.0	$—	$53.8	$—	$9.3	$—	$9.3

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the three months ended July 29, 2012, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.
Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of July 29, 2012 and April 29, 2012.

	July 29, 2012		April 29, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,121.7	$1,962.3	$2,176.5	$1,937.3

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 11:	CONTINGENCIES
Litigation
Other than the following matters, there have been no significant developments regarding litigation disclosed in Note 16 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012, nor have any significant new matters arisen during the three months ended July 29, 2012.
Missouri Litigation
Premium Standard Farms, Inc. (PSF), the Company and certain of our other subsidiaries are parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs' use and enjoyment of their properties.
During fiscal 2012 and continuing in fiscal 2013, we engaged in global settlement negotiations with counsel representing nearly all of the plaintiffs in the nuisance litigation and numerous carriers of commercial general liability and pollution liability policies. The parties to the litigation have reached an agreement and consummated a global settlement that resolves substantially all of the nuisance litigation. Pursuant to the agreement, all pending cases previously disclosed, with one minor exception, will be dismissed with prejudice. In addition, we have agreements with the insurance carriers under which we receive payments that we contribute to pay a portion of the settlement, most of which were contingent on the consummation of the global settlement.
Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1—Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. We established an accrual with respect to the Missouri nuisance suits on the opening balance sheet for our acquisition of PSF in fiscal 2008 and we have periodically adjusted that accrual as developments have occurred. The accrual, as adjusted from time to time, represents our best estimate of the probable loss for these suits.
The global settlement, which was consummated after the end of the first quarter of fiscal 2013, is not materially different than the accrual we maintained for the settled litigation and, therefore, will not materially affect our profits or losses in future periods. Payments made by us under the global settlement and payments we receive from the insurance carriers will impact our cash flows for future periods; however, such impact is not expected to be material to our overall financial position or liquidity.

NOTE 12:	REPORTABLE SEGMENTS
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
The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended
	July 29, 2012	July 31, 2011
	(in millions)
Sales:
Segment sales—
Pork	$2,599.6	$2,597.3
Hog Production	728.8	749.8
International	346.8	375.0
Total segment sales	3,675.2	3,722.1
Intersegment sales—
Pork	(8.4)	(9.4)
Hog Production	(567.3)	(611.6)
International	(8.2)	(6.9)
Total intersegment sales	(583.9)	(627.9)
Consolidated sales	$3,091.3	$3,094.2

Operating profit (loss):
Pork	$118.6	$136.7
Hog Production	23.1	69.7
International	15.8	—
Corporate	(25.7)	(33.2)
Consolidated operating profit	$131.8	$173.2

NOTE 13:	SUBSEQUENT EVENTS
Debt Refinancing
In July 2012 (fiscal 2013), we initiated an underwritten public offering to issue $1.0 billion aggregate principal amount of 6.625% senior unsecured notes due August 2022 (2022 Notes). We received net proceeds of $981.2 million, after underwriting discounts and commissions and offering expenses, upon settlement of the 2022 Notes in August 2012 (fiscal 2013).
In conjunction with the issuance of the 2022 Notes, we commenced a tender offer to purchase any and all of our 2013 Notes and any and all of our outstanding 10% senior secured notes due July 2014 (2014 Notes) (the July 2012 Tender Offer). The July 2012 Tender Offer expired in August 2012. As a result of the July 2012 Tender Offer, we paid $649.4 million to repurchase 2013 Notes and 2014 Notes with face values of $105.0 million and $456.6 million, respectively. Also in August 2012 (fiscal 2013), we exercised the redemption feature available under our 2014 Notes and paid $155.5 million to repurchase the remaining $132.8 million of our 2014 Notes. Net proceeds from the issuance of the 2022 Notes were used to make all of the repurchases of the 2013 Notes and 2014 Notes. As a result of these repurchases, we will recognize losses on debt extinguishment of approximately $121 million in the second quarter of fiscal 2013, including the write-off of related unamortized discounts, premiums and debt issuance costs.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following information in conjunction with the unaudited consolidated condensed financial statements and the related notes in this Quarterly Report and the audited financial statements and the related notes as well as Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012.
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
First Quarter of Fiscal 2013 Summary
Net income was $61.7 million, or $.40 per diluted share, in the first quarter of fiscal 2013 compared to net income of $82.1 million, or $.49 per diluted share, in the same quarter last year. The following summarizes the results of each of our reportable segments and other significant changes impacting net income for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012:

▪	Pork segment operating profit decreased to $118.6 million from $136.7 million as higher pork supplies pressured margins.

▪	Hog Production segment operating profit decreased $46.6 million primarily as a result of higher feed costs.

▪	International segment operating profit increased by $15.8 million driven by positive hog production fundamentals, higher meat volumes and higher unit sales prices in our Eastern European operations.

▪
Corporate segment results improved by $7.5 million. The prior year included $5.7 million in professional fees associated with the potential acquisition of a controlling interest in Campofrío Food Group (CFG). In June 2011 (fiscal 2012), we terminated negotiations to purchase the additional interest.

Debt Refinancing
In August 2012 (fiscal 2013), we issued $1.0 billion aggregate principal amount of ten year, 6.625% senior unsecured notes at a price equal to 99.5% of their face value. We used $804.9 million of the $981.2 million in net proceeds from the debt offering to repurchase the remaining $589.4 million of our 10% senior secured notes due July 2014 (2014 Notes) and $105.0 million of our 7.75% senior unsecured notes due May 2013 (2013 Notes). As a result of these repurchases, we will recognize losses on debt extinguishment of approximately $121 million in the second quarter of fiscal 2013, including the write-off of related unamortized discounts, premiums, and debt issuance costs. We also extended the maturity date of our $200.0 million term loan from June 2016 (fiscal 2017) to May 2018 (fiscal 2019). These activities have significantly improved our debt maturity profile, removed the early maturity trigger on our inventory-based revolving credit facility (the Inventory Revolver), and released the encumbrances of our real estate and fixed assets. With the exception of the $400.0 million aggregate principal amount of our 4% senior unsecured convertible notes due June 2013 (fiscal 2014), we have no substantial debt obligations coming due until fiscal 2018 as a result of these refinancing activities.
Share Repurchase Program
In June 2012 (fiscal 2013), we announced that our board of directors had approved a new share repurchase program authorizing us to buy up to $250.0 million of our common stock over the next 24 months in addition to the $250.0 million authorized during fiscal 2012 (the Share Repurchase Program). In July 2012 (fiscal 2013), our board of directors approved an increase of $100.0 million to the authorized amount under the Share Repurchase Program. Share repurchases may be made on the open market, or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, will depend on corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time.
Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through August 31, 2012, we have repurchased 17,448,215 shares of our common stock for $350.6 million, including related fees, at an average price of $20.07 per share. As of August 31, 2012, we had approximately $250 million available for future repurchases under the Share Repurchase Program.
Strategies for Growth
We are focused on top and bottom line growth in our base business. Our strategies for growth include:

▪
Focus On Twelve Core Brands—In connection with our Pork segment restructuring, which was completed in fiscal 2011, we rationalized our large brand portfolio and began to focus our marketing support on twelve major brand names: Smithfield, Farmland, John Morrell, Gwaltney, Armour, Eckrich, Margherita, Carando, Kretschmar, Cook’s, Curly's and Healthy Ones. Approximately three-quarters of our domestic retail packaged meats sales are branded products, with nearly 90% of those branded sales being core brands.

▪
Invest in Advertising to Activate Brands—We have begun to invest more heavily in marketing talent and advertising campaigns to drive consumer awareness. In December 2011 (fiscal 2012), we entered into a multi-year sponsorship agreement with the Richard Petty Motorsports NASCAR team to help activate our brands with consumer-focused marketing.

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

▪
Coordinated Sales and Marketing Team—In connection with our Pork segment restructuring plan, we merged two independent fresh pork sales forces and consolidated our international sales organizations for our U.S. pork companies into one group responsible for exports. The restructured sales groups provide for a more coordinated and focused strategy to access markets and service customers.

Outlook
The commodity markets affecting our business are often volatile and fluctuate on a daily basis. In this unpredictable operating environment, it is very difficult to make meaningful forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

▪
Pork—The first quarter is a seasonally weak period for fresh pork. Fresh pork margins suffered from high pork supplies and sluggish retail demand during the quarter. However, margins have shown considerable improvement as we begin to emerge from the seasonally weak period. Looking forward, we believe the fundamentals support solid profitability in fresh pork for the full fiscal year. Lower supplies of competing proteins, continued strength in export demand and relatively high pork prices around the world should support healthy fresh pork profitability within the normalized range of $3-$7 per head for fiscal 2013.

We achieved record operating margins in our packaged meats business in the first quarter of fiscal 2013, benefiting from lower raw material costs, an enhanced product mix, a more coordinated and focused sales strategy and increased investment in marketing talent and consumer advertising. At the same time, we grew packaged meats volumes by 4%, driven by core brand volume growth of 7%. We are executing our strategy to grow our packaged meats business by continuing to utilize our coordinated sales and marketing team approach, focus on our twelve core brands, invest in consumer-focused advertising and build a strong product innovation pipeline to grow market share and distribution.
In summary, we are optimistic about our packaged meats business for fiscal 2013 and beyond. We expect packaged meats operating margins to be at the high end of the normalized range of $.12 to $.17 per pound with 2-3% volume growth in fiscal 2013.

▪
Hog Production—Live hog market prices averaged $66 per hundredweight in the first quarter of fiscal 2013. As we move into the second quarter of fiscal 2013, hog prices are expected to move seasonally lower before recovering in the second half of the fiscal year. Industry sow slaughter rates have turned noticeably positive over the past six weeks and supplies of other proteins are expected to contract, which should be supportive of healthy hog prices going forward.

Raising costs averaged $67 per hundredweight in the first quarter of fiscal 2013, up 6% from the prior year. Drought conditions in the United States have recently caused sharp increases in feed grain prices. However, we expect hedge positions placed prior to the run-up in grain prices will mitigate, to a meaningful extent, the negative impact on our raising costs. We expect our raising costs to average in the mid $60s per hundredweight throughout fiscal 2013, as the blended effect of hedge gains and higher spot corn prices are averaged into cost over the course of the year.
In summary, the current hog production environment is difficult, but our risk management strategy should dampen the effects of higher priced grain for the balance of the fiscal year. Consequently, we expect to produce results that are better than the industry average. Profitability is expected to range from a marginal loss to a marginal profit for the full fiscal year in the Hog Production segment.

▪
International—Our International segment generated $15.8 million of operating profit in the first quarter of fiscal 2013 compared to break even profitability in the same period a year ago. Our European hog production operations should continue to benefit from tightening hog supplies on the continent. Industry forecasters predict higher feed costs combined with heightened environmental and welfare regulations in Europe will cause producers to contract, improving an already favorable production environment for our Polish and Romanian hog farms. Our Mexican hog production joint ventures are currently operating in a challenging production environment. We expect modest improvements for the balance of fiscal 2013. However, before meaningful contributions to segment profitability can be expected, additional improvements in live hog prices and/or feed grain cost will be needed.

On the meat processing side of our international business, we expect improved results from our Polish meat operations for the balance of fiscal 2013. Recent approval to export pork products out of Romania to European Union member countries should continue to benefit results from our Romanian meat operations. We also expect modest contributions from our Mexican meat operations.
Finally, in the third quarter of fiscal 2012, CFG announced a multi-year comprehensive plan to consolidate and streamline its manufacturing operations, which should improve operating results over the long-term. In the near-term, we expect only modest positive contributions from CFG.
In total, we anticipate operating profits from this segment will be in the upper half of the normalized range of $50 million to $125 million for fiscal 2013.

RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
Missouri Litigation
Premium Standard Farms, Inc. (PSF), the Company and certain of our other subsidiaries are parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs' use and enjoyment of their properties.
During fiscal 2012 and continuing in fiscal 2013, we engaged in global settlement negotiations with counsel representing nearly all of the plaintiffs in the nuisance litigation and numerous carriers of commercial general liability and pollution liability policies. In fiscal 2012, based on these negotiations, we recognized $22.2 million in net charges associated with the Missouri litigation in selling, general and administrative expenses in the Hog Production segment, including $39.0 million in charges during the first quarter of fiscal 2012. The parties to the litigation have reached an agreement and consummated a global settlement that resolves substantially all of the nuisance litigation. Pursuant to the agreement, all pending cases previously disclosed, with one minor exception, will be dismissed with prejudice. In addition, we have agreements with the insurance carriers under which we receive payments that we contribute to pay a portion of the settlement, most of which were contingent on the consummation of the global settlement.
The global settlement, which was consummated after the end of the first quarter of fiscal 2013, is not materially different than the accrual we maintained for the settled litigation and, therefore, will not materially affect our profits or losses in future periods. Payments made by us under the global settlement and payments we receive from the insurance carriers will impact our cash flows for future periods; however, such impact is not expected to be material to our overall financial position or liquidity.
Consolidated Results of Operations
The tables presented below compare our results of operations for the three months ended July 29, 2012 and July 31, 2011.
Sales and cost of sales

	Three Months Ended
	July 29, 2012	July 31, 2011	% Change
	(in millions)
Sales	$3,091.3	$3,094.2	—%
Cost of sales	2,759.1	2,687.1	3
Gross profit	$332.2	$407.1	(18)%
Gross profit margin	11%	13%

The following items explain the significant changes in sales and gross profit:

▪
Sales in the current year were comparable to the prior year as higher volumes in our domestic and international meat processing operations were offset by lower selling prices in the Pork segment and the effects of foreign currency translation.

▪	The decline in gross profit margin was primarily caused by higher raising costs in the Hog Production segment.

Selling, general and administrative expenses (SG&A)

	Three Months Ended
	July 29, 2012	July 31, 2011	% Change
	(in millions)
Selling, general and administrative expenses	$201.1	$238.7	(16)%

The following items explain the significant changes in SG&A:

▪	The prior year included a charge of $39.0 million related to the Missouri litigation, which is more fully described under "Significant Events Affecting Results of Operations."

▪
The prior year included $5.7 million in professional fees associated with the potential acquisition of a controlling interest in Campofrío Food Group (CFG). In June 2011 (fiscal 2012), we terminated negotiations to purchase the additional interest.

▪	Pension and other postretirement benefit expense increased approximately $7 million.
Income from Equity Method Investments

	Three Months Ended
	July 29, 2012	July 31, 2011	% Change
	(in millions)
CFG	$(0.1)	$(0.2)	(50)%
Mexican joint ventures	0.4	(3.0)	(113)
All other equity method investments	(1.0)	(1.6)	(38)
Income from equity method investments	$(0.7)	$(4.8)	(85)%

The decline in results from our Mexican joint ventures was primarily driven by higher feed costs.
Interest expense

	Three Months Ended
	July 29, 2012	July 31, 2011	% Change
	(in millions)
Interest expense	$42.5	$48.1	(12)%

Interest expense decreased primarily due to the repurchase of $137.5 million of our senior unsecured and secured notes during fiscal 2012.

Loss on debt extinguishment

	Three Months Ended
	July 29, 2012	July 31, 2011	% Change
	(in millions)
Loss on debt extinguishment	$—	$1.2	(100)%

We recognized a loss on debt extinguishment of $1.2 million in the prior year associated with the refinancing of our working capital facilities.
Income tax expense

	Three Months Ended
	July 29, 2012	July 31, 2011
	(in millions)
Income tax expense	$27.6	$41.8
Effective tax rate	31%	34%

The decrease in the effective tax rate is primarily driven by a higher mix of foreign earnings in the current year, which have lower effective tax rates.

Segment Results
The following information reflects the results from each respective segment prior to the elimination of inter-segment sales.
Pork Segment

	Three Months Ended
	July 29, 2012	July 31, 2011	% Change
	(in millions, unless indicated otherwise)
Sales:
Fresh pork (1)	$1,261.0	$1,254.2	1%
Packaged meats	1,338.6	1,343.1	—
Total	$2,599.6	$2,597.3	—%

Operating profit (loss): (2)
Fresh pork (1)	$(12.0)	$35.4	(134)%
Packaged meats	130.6	101.3	29
Total	$118.6	$136.7	(13)%

Sales volume:
Fresh pork			5%
Packaged meats			4%
Total			4%

Average unit selling price:
Fresh pork			(4)%
Packaged meats			(4)%
Total			(4)%

Hogs processed			3%

Average domestic live hog prices (per hundredweight) (3)	$66.47	$68.98	(4)%
——————————————

(1)	Includes by-products and rendering.

(2)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.

(3)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
In addition to the information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:

▪	Sales were positively impacted by higher sales volumes as hog slaughter levels increased.

▪	Sales and operating profit were negatively impacted by lower average unit selling prices resulting from higher pork supplies.

▪	Fresh pork operating results decreased to a loss of $2 per head from profit of $6 per head as higher pork supplies and sluggish retail demand decreased fresh meat prices.

▪	Packaged meats operating profit improved to a record $.21 per pound for the first quarter from $.17 per pound benefiting from lower raw material costs.

Hog Production Segment

	Three Months Ended
	July 29, 2012	July 31, 2011	% Change
	(in millions, unless indicated otherwise)
Sales	$728.8	$749.8	(3)%
Operating profit	$23.1	$69.7	(67)%

Head sold	3.62	3.80	(5)%

Average domestic live hog prices (per hundredweight) (1)	$66.47	$68.98	(4)%
Domestic raising costs (per hundredweight) (2)	$66.93	$62.88	6%
——————————————

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market. These prices do not reflect premiums we receive or the impact of hedging on our actual sales price.

(2)
Includes the effects of grain derivative contracts designated in hedging relationships. Does not include the effects of grain derivative contracts that are not designated in hedging relationships for accounting purposes.

In addition to the information provided in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit:

▪	Sales were negatively impacted by lower volume resulting from temporary disruptions from our cost savings initiative.

▪	Raising costs increased as a result of higher feed costs.

▪	Operating profit in the prior year included a charge of $39.0 million related to the Missouri litigation, which is more fully described under "Significant Events Affecting Results of Operations."

International Segment

	Three Months Ended
	July 29, 2012	July 31, 2011	% Change
	(in millions, unless indicated otherwise)
Sales:
Poland	$262.4	$292.1	(10)%
Romania	63.5	57.6	10
Other	20.9	25.3	(17)
Total	$346.8	$375.0	(8)%

Operating profit (loss):
Poland	$14.1	$2.6	442%
Romania	4.9	(4.6)	207
Other (1)	(3.2)	2.0	(260)
Total	$15.8	$—	NM

Poland:
Sales volume (2)			6%
Average unit selling price (2)			—%
Hogs processed			16%
Raising costs (per hundredweight) (3)			2%

Romania:
Sales volume (2)			22%
Average unit selling price (2)			13%
Hogs processed			22%
Raising costs (per hundredweight) (3)			—%
——————————————

(1)	Includes our equity method investments in Mexico and the results from our investment in CFG.

(2)	Excludes the sale of live hogs and the impact of foreign currency translation.

(3)	Excludes the impact of foreign currency translation.
In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:

▪	The effect of foreign currency translation decreased sales $61.9 million, or 17%.

▪
Sales volumes in our Polish operations increased primarily due to a 16% increase in hogs processed. Unit sales prices in our Polish operations increased in several key product categories; however, higher volumes of lower value by-products that resulted from more processed hogs effectively diminished the overall average unit selling price in the current year.

▪
Sales and operating profit improved significantly in our Romanian meat processing operations benefiting from the approval to export pork products to European Union member countries beginning in the fourth quarter of fiscal 2012.

▪	Operating results from our Mexican joint ventures were hindered by higher feed costs.

Corporate Segment

	Three Months Ended
	July 29, 2012	July 31, 2011	% Change

Operating loss	$(25.7)	$(33.2)	23%

The prior year included $5.7 million of professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011 (fiscal 2012), we terminated negotiations to purchase the additional interest.
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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of July 29, 2012, our liquidity position was approximately $1.3 billion, comprised of approximately $1.1 billion in availability under our credit facilities and $208.1 million in cash and cash equivalents.
In August 2012 (fiscal 2013), we issued $1.0 billion aggregate principal amount of ten year, 6.625% senior unsecured notes at a price equal to 99.5% of their face value. We used $804.9 million of the $981.2 million in net proceeds from the debt offering to repurchase the remaining $589.4 million of our 10% senior secured notes due July 2014 (2014 Notes) and $105.0 million of our 7.75% senior unsecured notes due May 2013 (2013 Notes). As a result of these repurchases, we will recognize losses on debt extinguishment of approximately $121 million in the second quarter of fiscal 2013, including the write-off of related unamortized discounts, premiums, and debt issuance costs. We also extended the maturity date of our $200.0 million term loan from June 2016 (fiscal 2017) to May 2018 (fiscal 2019). These activities have significantly improved our debt maturity profile, removed the early maturity trigger on the Inventory Revolver, and released the encumbrances of our real estate and fixed assets. With the exception of the $400.0 million aggregate principal amount of our 4% senior unsecured convertible notes due June 2013 (fiscal 2014), we have no substantial debt obligations coming due until fiscal 2018 as a result of these refinancing activities.
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

Credit Facilities

	July 29, 2012
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$925.0	$—	$—	$—	$925.0
Securitization Facility	275.0	(1.9)	(101.0)	—	172.1
International facilities	99.0	—	—	(67.4)	31.6
Total credit facilities	$1,299.0	$(1.9)	$(101.0)	$(67.4)	$1,128.7
Securities
We have a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for repayment of existing debt or general corporate purposes.
Cash Flows
Operating Activities

	Three Months Ended
	July 29, 2012	July 31, 2011
	(in millions)
Net cash flows from operating activities	$67.3	$(64.2)

The following items explain the significant changes in cash flows from operating activities:

▪	We contributed $8.6 million to our qualified and non-qualified pension plans in fiscal 2013 compared to $108.2 million, including a $100.0 million voluntary contribution, in fiscal 2012.

▪	Net cash receipts related to domestic income taxes increased $77.1 million due to a significant refund in the current year.

▪	Cash paid for grain purchased by the Hog Production segment decreased approximately $12.1 million from the prior year.

▪	Cash paid to outside hog suppliers was lower due to a 4% decrease in average domestic live hog prices.

▪	Cash received for the settlement of derivative contracts and for margin requirements decreased $13.8 million in fiscal 2013.

▪	Cash received from customers decreased primarily as a result of lower selling prices.

Investing Activities

	Three Months Ended
	July 29, 2012	July 31, 2011
	(in millions)
Capital expenditures	$(61.2)	$(62.9)
Net (expenditures) proceeds from breeding stock transactions	(6.5)	2.6
Proceeds from the sale of property, plant and equipment	6.5	1.3
Net cash flows from investing activities	$(61.2)	$(59.0)

The following items explain the significant investing activities for the three months ended July 29, 2012 and July 31, 2011:
Fiscal 2013

▪
Capital expenditures included $21.3 million related to our Kinston, North Carolina plant expansion project. The remaining capital expenditures primarily related to plant and hog farm improvement projects.

Fiscal 2012

▪
Capital expenditures primarily related to our plan to improve the cost structure and profitability of our domestic hog production operations and the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity."

Financing Activities

	Three Months Ended
	July 29, 2012	July 31, 2011
	(in millions)
Proceeds from the issuance of long-term debt	$24.2	$—
Principal payments on long-term debt and capital lease obligations	(4.2)	(81.1)
Net proceeds from revolving credit facilities and notes payable	6.5	23.8
Repurchase of common stock	(145.3)	(34.1)
Debt issuance costs and other	0.2	(8.8)
Net cash flows from financing activities	$(118.6)	$(100.2)

The following items explain the significant financing activities for the three months ended July 29, 2012 and July 31, 2011:
Fiscal 2013

▪	We repurchased 7,421,231 shares of our common stock for $145.3 million as part of the Share Repurchase Program, which is more fully explained under "Additional Matters Affecting Liquidity."
Fiscal 2012

▪	We redeemed the remaining $77.8 million of our 7% senior unsecured notes due August 2011.

▪	We received $23.8 million from draws on credit facilities in the International segment.

▪	We repurchased 1,527,196 shares of our common stock for $34.1 million as part of the Share Repurchase Program, which is more fully explained under "Additional Matters Affecting Liquidity."

▪	We paid $10.8 million of debt issuance costs in connection with the refinancing of the ABL Credit Facility in the first quarter of fiscal 2012.

Interest Rate Spread
Although we had no borrowings on the Inventory Revolver or the Securitization Facility as of July 29, 2012, the applicable interest rates would have been LIBOR plus 2.5% and the lender's cost of funds of 0.26% plus 1.25%, respectively. Both interest rate spreads are based on pricing-level grids in the respective agreements and determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement).
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
We (together with our joint venture partners) guarantee debt borrowed by Agroindustrial del Noroeste (Norson), an unconsolidated joint venture, of up to $87.0 million, of which $62.0 million was outstanding as of July 29, 2012. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee $11.1 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.
Additional Matters Affecting Liquidity
Capital Projects
As of July 29, 2012, we anticipate capital expenditures of $190 million to $210 million during the remainder of fiscal 2013, including approximately $38 million related to our Kinston, North Carolina plant expansion project. These capital expenditures are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
Share Repurchase Program
In June 2012 (fiscal 2013), we announced that our board of directors had approved a new share repurchase program authorizing us to buy up to $250.0 million of our common stock over the next 24 months in addition to the $250.0 million authorized during fiscal 2012 (Share Repurchase Program). In July 2012 (fiscal 2013), our board of directors approved an increase of $100.0 million to the authorized amount under the Share Repurchase Program. Share repurchases may be made on the open market, or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, will depend on corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time.
Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through August 31, 2012, we have repurchased 17,448,215 shares of our common stock for $350.6 million, including related fees. As of August 31, 2012, we had approximately $250 million available for future repurchases under the Share Repurchase Program.
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

Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the three months ended July 29, 2012, margin deposits posted by us ranged from $(45.0) million to $30.5 million (negative amounts representing margin deposits we received from our brokers). The average daily amount on deposit with brokers during the three months ended July 29, 2012 was $1.9 million. As of July 29, 2012, the net amount on deposit with brokers was $1.6 million.
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
Missouri Litigation
PSF, the Company and certain of our other subsidiaries are parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs' use and enjoyment of their properties.
During fiscal 2012 and continuing in fiscal 2013, we engaged in global settlement negotiations with counsel representing nearly all of the plaintiffs in the nuisance litigation and numerous carriers of commercial general liability and pollution liability policies. The parties to the litigation have reached an agreement and consummated a global settlement that resolves substantially all of the nuisance litigation. Pursuant to the agreement, all pending cases previously disclosed, with one minor exception, will be dismissed with prejudice. In addition, we have agreements with the insurance carriers under which we receive payments that we contribute to pay a portion of the settlement, most of which were contingent on the consummation of the global settlement.
We established an accrual with respect to the Missouri nuisance suits on the opening balance sheet for our acquisition of PSF in fiscal 2008 and we have periodically adjusted that accrual as developments have occurred. The accrual, as adjusted from time to time, represents our best estimate of the probable loss for these suits.
The global settlement, which was consummated after the end of the first quarter of fiscal 2013, is not materially different than the accrual we maintained for the settled litigation and, therefore, will not materially affect our profits or losses in future periods. Payments made by us under the global settlement and payments we receive from the insurance carriers will impact our cash flows for future periods; however, such impact is not expected to be material to our overall financial position or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our experience and our understanding of the current facts and circumstances. Actual results could differ from those estimates. The following describes updates to our critical accounting policies and estimates, which are more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012.
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

As of July 29, 2012, the carrying value of our investment in CFG exceeded the quoted market price on the Madrid exchange, indicating a possible impairment of our investment. However, CFG's share price is just one of several factors we consider in evaluating the fair value of our investment in CFG. Based on an evaluation all factors, including an independent third party valuation report, CFG's history of positive cash flows, expectations about the future cash flows of CFG, market multiples for comparable businesses, and an influence premium applied to the market price of CFG's shares, we concluded that the fair value of our investment in CFG was above the carrying value as of July 29, 2012. However, should our assessment yield a conclusion that suggests an inability to recover the carrying amount of the investment or inability of our investee to sustain an earnings capacity that would justify the carrying amount of the investment, then we would write down the carrying amount of our investment to its estimated fair value.
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs, feed ingredients (including corn), raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, adverse weather conditions, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from on-going litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations, our ability to effectively restructure portions of our operations and achieve cost savings from such restructurings and other risks and uncertainties described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For complete quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of July 29, 2012 and April 29, 2012.

	July 29, 2012	April 29, 2012
	(in millions)
Grains	$8.5	$49.4
Livestock	27.1	18.0
Energy	4.9	3.3
Foreign currency	9.0	11.9

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of July 29, 2012. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of July 29, 2012.
There were no changes in our internal control over financial reporting during our first quarter of fiscal 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Other than the following matters, there have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012, nor have any significant new matters arisen during the three months ended July 29, 2012.
Missouri Litigation
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012, Premium Standard Farms (PSF), the Company and certain of our other subsidiaries are parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs' use and enjoyment of their properties. During fiscal 2012 and continuing in fiscal 2013, we engaged in global settlement negotiations with counsel representing nearly all of the plaintiffs in the nuisance litigation and numerous carriers of commercial general liability and pollution liability policies. The parties to the litigation have reached an agreement and consummated a global settlement that resolves the vast majority of the nuisance litigation. Pursuant to the agreement, all pending cases previously disclosed, with one minor exception, will be dismissed with prejudice. In addition, we have agreements with the insurance carriers under which we receive payments that we contribute to pay a portion of the settlement, most of which were contingent on the consummation of the global settlement. The global settlement is not materially different than the accrual we maintained for the settled litigation. See “Part I, Item 1—Financial Statements—Note 11: Contingencies” for a further discussion.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 30, 2012 to May 30, 2012	1,807,744		$20.13	1,807,744	$24,518,773
May 31, 2012 to June 29, 2012	2,716,961	(2)	$19.97	2,706,926	$221,487,126
June 30, 2012 to July 29, 2012	2,906,561		$18.84	2,906,561	$265,504,605
Total	7,431,266		$19.57	7,421,231	$265,504,605
——————————————

(1)
On June 16, 2011, we announced that our board of directors had approved a share repurchase program authorizing the Company to buy up to $150,000,000 of its common stock. In September 2011, our board of directors approved a $100,000,000 increase to the authorized amount. In June 2012 and July 2012, our board of directors approved an increase in the authorized amount of $250,000,000 and $100,000,000, respectively. This share repurchase program expires on June 13, 2014.

In connection with the Share Repurchase Program, we entered into an agreement with a broker (the Trading Plan) which authorized it to purchase our common stock on our behalf based on certain parameters, in accordance with the applicable requirements of Rule 10b5-1(c)(1)(i) and Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
Purchases of 10,035 shares were made in open market transactions by Wells Fargo, as trustee, and these 10,035 shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

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
Third Supplemental Indenture to the Indenture -Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of August 1, 2012 regarding the issuance by the Company of the 2012 6.625% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on August 1, 2012).

Exhibit 4.2	—	Form of 6.625% Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on August 1, 2012).
Exhibit 10.1	—	Certain Compensation for Named Executive Officers for Fiscal 2013 (filed herewith).
Exhibit 10.2	—	Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award to certain Executive Officers granted June 2012 (filed herewith).
Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2	—
Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 101	—
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 29, 2012, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smithfield Foods, Inc.

/s/ ROBERT W. MANLY, IV
Robert W. Manly, IV Executive Vice President and Chief Financial Officer

/s/ KENNETH M. SULLIVAN
Kenneth M. Sullivan Senior Vice President, Finance and Chief Accounting Officer
Date: September 6, 2012