Form 10-Q
period 2012-10-28
SMITHFIELD FOODS INC
filed 2012-12-06
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2012

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

At November 29, 2012, 138,696,747 shares of the registrant's Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(unaudited)		(unaudited)
Sales	$3,225.8	$3,312.6	$6,317.1	$6,406.8
Cost of sales	2,848.5	2,893.0	5,607.6	5,580.1
Gross profit	377.3	419.6	709.5	826.7
Selling, general and administrative expenses	205.7	200.8	406.8	439.5
Income from equity method investments	(6.7)	(5.9)	(7.4)	(10.7)
Operating profit	178.3	224.7	310.1	397.9
Interest expense	41.5	44.2	84.0	92.3
Loss on debt extinguishment	120.7	6.4	120.7	7.6
Income before income taxes	16.1	174.1	105.4	298.0
Income tax expense	5.2	53.4	32.8	95.2
Net income	$10.9	$120.7	$72.6	$202.8

Net income per share:
Basic	$.07	$.74	$.48	$1.24
Diluted	$.07	$.74	$.48	$1.23

Weighted average shares outstanding:
Basic	148.4	162.4	151.4	164.1
Effect of dilutive shares	0.7	1.1	0.8	1.1
Diluted	149.1	163.5	152.2	165.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(unaudited)		(unaudited)
Net income	$10.9	$120.7	$72.6	$202.8

Other comprehensive income (loss):
Foreign currency translation	49.5	(88.9)	(34.6)	(133.2)
Pension accounting	8.0	3.6	16.2	7.1
Hedge accounting	(28.9)	(10.5)	30.3	(38.6)
Total other comprehensive income (loss)	28.6	(95.8)	11.9	(164.7)

Total comprehensive income	$39.5	$24.9	$84.5	$38.1

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	October 28, 2012	April 29, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123.6	$324.3
Accounts receivable, net	740.2	624.7
Inventories	2,504.3	2,072.4
Prepaid expenses and other current assets	289.1	277.6
Total current assets	3,657.2	3,299.0

Property, plant and equipment, net	2,264.0	2,277.2
Goodwill	780.4	768.2
Investments	519.9	522.6
Intangible assets, net	392.7	381.8
Other assets	174.7	173.4
Total assets	$7,788.9	$7,422.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$498.9	$63.5
Accounts payable	515.9	415.8
Accrued expenses and other current liabilities	597.1	657.0
Total current liabilities	1,611.9	1,136.3

Long-term debt and capital lease obligations	1,851.7	1,900.9
Other liabilities	1,045.0	995.0

Redeemable noncontrolling interests	12.0	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 500,000,000 authorized shares; 146,941,530 and 157,408,077 issued and outstanding	73.5	78.7
Additional paid-in capital	1,461.2	1,561.0
Stock held in trust	(67.4)	(67.9)
Retained earnings	2,299.4	2,326.4
Accumulated other comprehensive loss	(499.0)	(510.9)
Total shareholders’ equity	3,267.7	3,387.3
Noncontrolling interests	0.6	0.7
Total equity	3,268.3	3,388.0
Total liabilities and equity	$7,788.9	$7,422.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	October 28, 2012	October 30, 2011
	(unaudited)
Cash flows from operating activities:
Net income	$72.6	$202.8
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	117.7	122.3
Loss (gain) on sale of property, plant and equipment, including breeding stock	10.4	(25.3)
Income from equity method investments	(7.4)	(10.7)
Pension expense	48.0	28.6
Pension contributions	(8.6)	(132.1)
Changes in operating assets and liabilities and other, net	(423.2)	(251.9)
Net cash flows from operating activities	(190.5)	(66.3)

Cash flows from investing activities:
Capital expenditures	(127.7)	(139.4)
Business acquisition, net of cash acquired	(23.1)	—
Net (expenditures) proceeds from breeding stock transactions	(13.4)	9.9
Proceeds from the sale of property, plant and equipment	10.7	4.8
Net cash flows from investing activities	(153.5)	(124.7)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,019.2	—
Principal payments on long-term debt and capital lease obligations	(711.4)	(124.1)
Net proceeds from revolving credit facilities and notes payable	66.7	176.0
Repurchase of common stock	(212.3)	(110.6)
Change in cash collateral	—	23.9
Debt issuance costs and other	(17.9)	(10.9)
Net cash flows from financing activities	144.3	(45.7)

Effect of foreign exchange rate changes on cash	(1.0)	(1.6)
Net change in cash and cash equivalents	(200.7)	(238.3)
Cash and cash equivalents at beginning of period	324.3	374.7
Cash and cash equivalents at end of period	$123.6	$136.4

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. You should read these statements and notes in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included.
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
The three months ended October 28, 2012 correspond to the second quarter of fiscal 2013 and the three months ended October 30, 2011 correspond to the second quarter of fiscal 2012.
Net Income per Share
We present dual computations of net income per share. The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options and performance share units, during the period. We excluded stock options for approximately 2.1 million and 1.8 million shares for the three months ended October 28, 2012 and October 30, 2011, respectively, and 2.1 million and 1.8 million shares for the six months ended October 28, 2012 and October 30, 2011, respectively, from the diluted computation because their effect would have been anti-dilutive.

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

NOTE 2:	ACQUISITION
American Skin Food Group, LLC
In September 2012 (fiscal 2013), we acquired a 70% controlling interest in American Skin Food Group, LLC (American Skin) for $23.3 million in cash. The purchase price is subject to post-closing adjustments for differences in American Skin's calendar 2012 earnings and working capital at closing from agreed-upon targets.
Located in Burgaw, North Carolina, American Skin manufactures and supplies pork rinds to the snack food industry. By leveraging our coordinated sales and marketing team, we believe American Skin can expand into new markets both domestically and internationally, which could substantially increase current sales of approximately $25 million and net income of $3 million annually over the next five to seven years with minimal additional plant investment.

The acquisition of American Skin was accounted for in the Pork segment using the acquisition method of accounting, which requires, among other things, that assets acquired, liabilities assumed and noncontrolling interests in the acquiree be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of the assets acquired, liabilities assumed and noncontrolling interests recognized as of the date of acquisition for American Skin:

(in millions)
Cash and cash equivalents	$0.2
Accounts receivable, net	2.0
Inventories	0.7
Property, plant and equipment, net	3.4
Intangible assets, net	12.4
Goodwill	15.1
Assets acquired	33.8

Accounts payable	0.5
Liabilities assumed	0.5

Noncontrolling interests	10.0
Purchase price	$23.3
Intangible assets acquired include customer relationship assets, contractual rights and trademarks with fair values of $9.7 million, $2.6 million and $0.1 million, respectively. The customer relationship assets and contractual rights will be amortized over useful lives of 15 years and 12 years, respectively. The trademarks are not subject to amortization.
Goodwill was recognized to reflect the amount of the enterprise fair value that exceeded the fair value of the identifiable assets acquired and liabilities assumed. The amount of goodwill that is expected to be deductible for tax purposes is $10.5 million.
The fair value of the noncontrolling interests was measured based on market multiples for similar public companies and consideration of the terms of the acquisition, which provide the noncontrolling interest holders the right to exercise a put option, which would obligate us to redeem their interests. The redemption amount is based on a fixed multiple of earnings, which is consistent with the formula utilized in determining the purchase price for our 70% interest.
Due to the potential post-closing purchase price adjustments noted above, the amounts recognized for goodwill, including the related tax deductible portion, and noncontrolling interests are subject to change.

NOTE 3:	INVENTORIES
Inventories consist of the following:

	October 28, 2012	April 29, 2012
	(in millions)
Livestock	$1,119.7	$962.8
Fresh and packaged meats	1,028.7	912.1
Grains	241.3	90.4
Manufacturing supplies	61.3	59.1
Other	53.3	48.0
Total inventories	$2,504.3	$2,072.4

NOTE 4:	DERIVATIVE FINANCIAL INSTRUMENTS
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
We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of October 28, 2012, prepaid expenses and other current assets included $36.1 million representing cash on deposit with brokers to cover losses on our open derivative instruments and accrued expenses and other current liabilities included $67.0 million representing cash deposits received from brokers to cover gains on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of October 28, 2012, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of October 28, 2012, we had credit exposure of $32.3 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, our credit exposure was reduced to $27.9 million as of October 28, 2012. No significant concentrations of credit risk existed as of October 28, 2012.
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

	Assets		Liabilities
	October 28, 2012	April 29, 2012	October 28, 2012	April 29, 2012
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$91.7	$35.3	$1.9	$9.6
Livestock contracts	1.1	22.9	8.1	—
Foreign exchange contracts	2.4	1.9	—	—
Total	95.2	60.1	10.0	9.6

Derivatives using the "mark-to-market" method:
Grain contracts	17.9	9.1	7.0	1.0
Livestock contracts	1.5	7.4	2.2	7.2
Energy contracts	2.7	—	3.1	12.2
Foreign exchange contracts	0.5	2.4	0.2	0.7
Total	22.6	18.9	12.5	21.1
Total fair value of derivative instruments	$117.8	$79.0	$22.5	$30.7
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of October 28, 2012, we had no cash flow hedges for forecasted transactions beyond December 2013.
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
During the six months ended October 28, 2012, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	30,885,000	56,730,000	Bushels
Soybean meal	303,886	553,854	Tons
Lean hogs	—	523,600,000	Pounds
Foreign currency (1)	34,201,320	71,979,138	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(4.4)	$(2.7)	$18.9	$24.3	$0.7	$—
Lean hog contracts	(1.4)	21.2	25.6	6.8	0.2	(1.0)
Interest rate contracts	—	—	—	(0.6)	—	—
Foreign exchange contracts	1.6	4.2	(0.4)	0.2	—	—
Total	$(4.2)	$22.7	$44.1	$30.7	$0.9	$(1.0)

	Six Months Ended		Six Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$129.5	$(16.6)	$21.6	$68.1	$3.4	$(0.1)
Lean hog contracts	(1.1)	29.3	57.8	5.1	0.3	(1.1)
Interest rate contracts	—	—	—	(2.4)	—	—
Foreign exchange contracts	(0.2)	4.5	(0.6)	0.4	—	—
Total	$128.2	$17.2	$78.8	$71.2	$3.7	$(1.2)

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
As of October 28, 2012, there were deferred net gains of $81.4 million, net of tax of $51.2 million, in accumulated other comprehensive loss. We expect to reclassify $53.2 million ($32.5 million net of tax) of deferred net gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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

During the six months ended October 28, 2012, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	—	286,800,000	Pounds
Corn	3,015,000	13,255,000	Bushels
The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gains (Losses) Recognized in Earnings on Derivative		Gains (Losses) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(in millions)		(in millions)
Commodity contracts	$7.7	$1.4	$(9.1)	$(1.4)

	Six Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(in millions)		(in millions)
Commodity contracts	$(18.7)	$11.1	$11.2	$(5.0)

We recognized gains of $1.1 million and losses of $1.2 million for the three months ended October 28, 2012 and October 30, 2011, respectively, and gains of $4.5 million and $4.7 million for the six months ended October 28, 2012 and October 30, 2011, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
For fair value hedges of inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in losses of $1.2 million for the three months ended October 28, 2012, and losses of $7.5 million and gains of $5.7 million for the six months ended October 28, 2012 and October 30, 2011, respectively.
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

During the six months ended October 28, 2012, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	320,000	121,920,000	Pounds
Corn	4,825,000	22,960,000	Bushels
Soybean meal	40,314	105,102	Tons
Soybeans	235,000	925,000	Bushels
Wheat	—	2,000,000	Bushels
Natural gas	10,340,000	11,030,000	Million BTU
Diesel	—	2,016,000	Gallons
Crude oil	18,000	51,000	Barrels
Foreign currency (1)	23,547,811	121,521,224	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains and losses recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(in millions)		(in millions)
Commodity contracts	$17.1	$4.5	$8.9	$25.3
Foreign exchange contracts	(0.4)	(3.7)	4.2	(2.4)
Total	$16.7	$0.8	$13.1	$22.9

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

NOTE 5:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	October 28, 2012	April 29, 2012
		(in millions)
Campofrío Food Group (CFG)	37%	$374.5	$385.2
Mexican joint ventures	50%	119.8	111.2
Other	Various	25.6	26.2
Total investments		$519.9	$522.6

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

As of October 28, 2012, we held 37,811,302 shares of CFG common stock. Shares of CFG are publicly traded on the Bolsa de Madrid Exchange (Madrid Exchange). As the table below shows, the carrying value of our investment in CFG was above the quoted market price on the Madrid Exchange as of October 28, 2012, indicating a possible impairment of our investment in CFG. However, we do not believe the quoted share price on the Madrid Exchange is, by itself, reflective of the fair value of our investment in CFG for the following reasons:

▪
the minority shares traded on the Madrid Exchange confer no special rights or privileges to buyers. In contrast, the shares comprising our 37% stake in CFG contractually entitle us to two seats on CFG's 9-person board of directors, giving us the ability to exert significant influence over the strategic and operational decisions of our investee.

▪
the stock is very thinly traded. CFG is a closely held company, with the three largest shareholders owning approximately 76% of the outstanding shares. We are CFG's largest shareholder, with a 37% stake.

The average daily trading volume during the last 18 months represents less than three hundredths of one percent of the total outstanding shares. The lack of an active market can cause significant fluctuations and volatility in the stock price that are not commensurate with fundamental changes in the underlying business and the fair value of our holding in CFG. Shares trading on the Madrid Exchange have ranged from a high of €9.28 ($13.74) to a low of €5.28 ($7.35) per share during the last 18 months, with upward and downward fluctuations in between.
The table below shows CFG's intra-day high share price and Smithfield's carrying value, expressed in euro per share, on various dates relevant to our disclosures during the last 18 months.

Date	Share Price	Carrying Value
May 5, 2011	€9.27	€7.93
September 12, 2011	€5.51	€8.68
February 17, 2012	€7.20	€7.54
April 29, 2012 (1)	€6.30	€7.70
October 28, 2012 (1) (2)	€5.69	€7.65
——————————————

(1)	Share prices on quarter end date reflect the last trading day in the quarter.

(2)	Subsequent to the end of the second quarter of fiscal 2013, CFG's share price closed at €4.58 on December 3, 2012.
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
Based on an evaluation of all these factors, we concluded the fair value of our investment in CFG as of October 28, 2012, exceeded its carrying amount. However, our estimate of fair value has declined by approximately 10% to 20% over the last 18 months, significantly eroding the gap between fair value and carrying value. The fair value decline is primarily attributable to persistent recessionary conditions in Western Europe, which have dampened CFG's current operating performance. In addition, rising interest rates associated with European sovereign debt crises have forced discount rates higher, diminishing the values calculated using our discounted cash flow techniques. Finally, CFG's share price on the Madrid Exchange has declined and, notwithstanding our reservations about the Madrid Exchange price, we nonetheless utilize it as a component of our valuation work and believe such declines must be considered as part of our fair value estimate. While we do not believe our investment is impaired as of October 28, 2012, the confluence of these and other factors has decreased our estimate of CFG's fair value and increased the risk of impairment. If the trends contributing to our lower estimate of CFG's fair value continue, the investment could become impaired. Specifically, if the most sensitive factors affecting our fair value calculations (i.e., estimates of future cash flows, interest rates and share price) continue to deteriorate, it is reasonably possible that our estimate of fair value could fall below carrying value. If that occurs, and we determine that the decline is other than temporary, we would record a charge to income for the difference between the estimate of fair value and the carrying amount of our investment.

Income from equity method investments consists of the following:

		Three Months Ended		Six Months Ended
Equity Investment	Segment	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
		(in millions)		(in millions)
CFG (1)	International	$(1.3)	$(4.0)	$(1.4)	$(4.2)
Mexican joint ventures	International	(5.9)	(1.9)	(5.5)	(4.9)
All other equity method investments	Various	0.5	—	(0.5)	(1.6)
Income from equity method investments		$(6.7)	$(5.9)	$(7.4)	$(10.7)
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

NOTE 6:	DEBT
As of October 28, 2012, the current portion of long-term debt and capital lease obligations included our outstanding 7.75% senior unsecured notes due May 2013 (2013 Notes) totaling $55.0 million and our outstanding 4% senior unsecured convertible notes due June 2013 (Convertible Notes) totaling $384.3 million, net of unamortized discounts of $15.7 million, which were reclassified from long-term debt and capital lease obligations in the first quarter of fiscal 2013.
Debt Refinancing
In July 2012 (fiscal 2013), we initiated an underwritten public offering to issue $1.0 billion aggregate principal amount of 6.625% senior unsecured notes due August 2022 (2022 Notes). We received net proceeds of $981.2 million, after underwriting discounts and commissions and offering expenses, upon settlement of the 2022 Notes in August 2012 (fiscal 2013). We incurred $18.0 million in transaction fees in connection with issuance of the 2022 Notes, which are being amortized over the ten-year life of the notes.
In conjunction with the issuance of the 2022 Notes, we commenced a tender offer to purchase any and all of our 2013 Notes and any and all of our outstanding 10% senior secured notes due July 2014 (2014 Notes) (the July 2012 Tender Offer). The July 2012 Tender Offer expired in August 2012. As a result of the July 2012 Tender Offer, we paid $649.4 million to repurchase 2013 Notes and 2014 Notes with face values of $105.0 million and $456.6 million, respectively. Also in August 2012, we exercised the redemption feature available under our 2014 Notes and paid $155.5 million to repurchase the remaining $132.8 million of our 2014 Notes. Net proceeds from the issuance of the 2022 Notes were used to make all of the repurchases of the 2013 Notes and 2014 Notes. As a result of these repurchases, we recognized losses on debt extinguishment of $120.7 million in the second quarter of fiscal 2013, including the write-off of related unamortized discounts, premiums and debt issuance costs.
Working Capital Facilities
As of October 28, 2012, we had aggregate credit facilities totaling $1.3 billion, including an inventory-based revolving credit facility totaling $925.0 million (the Inventory Revolver), an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility) and international credit facilities totaling $119.4 million. Our unused capacity under these credit facilities was $1.1 billion.
As part of the Securitization Facility agreement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of October 28, 2012, the SPV held $488.8 million of accounts receivable and we had $30.0 million in outstanding borrowings on the Securitization Facility.

Rabobank Term Loan
In August 2012 (fiscal 2013), we amended our $200.0 million term loan (the Rabobank Term Loan). As a result of the amended agreement, our maturity date was extended from June 2016 (fiscal 2017) to May 2018 (fiscal 2019) and the interest rate increased to an annual rate equal to LIBOR plus 4%, or at our election, a base rate plus 3%.
The amended agreement contains affirmative and negative covenants that, among other things, limit or restrict our ability to create liens and encumbrances; incur debt; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of our stock; in each case, subject to certain qualifications and exceptions that are generally consistent with the terms and conditions of the 2022 Notes. In addition, the amended agreement contains a financial covenant requiring us to maintain a minimum interest coverage ratio (ratio of consolidated EBITDA to consolidated interest expense) of not less than 1.75 to 1.0 commencing with our third quarter of fiscal 2013.

NOTE 7:	GUARANTEES
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
We (together with our joint venture partners) guarantee debt borrowed by Agroindustrial del Noroeste (Norson), an unconsolidated joint venture, of up to $87.0 million, of which $54.3 million was outstanding as of October 28, 2012. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee $10.8 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

NOTE 8:	INCOME TAXES
Our effective tax rate was 32% and 31% for the three months ended October 28, 2012 and October 30, 2011, respectively, and 31% and 32% for the six months ended October 28, 2012 and October 30, 2011, respectively.

NOTE 9:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(in millions)		(in millions)
Service cost	$11.8	$9.4	$23.6	$18.7
Interest cost	18.7	19.0	37.4	38.0
Expected return on plan assets	(19.7)	(19.9)	(39.4)	(39.8)
Net amortization	13.2	5.8	26.4	11.7
Net periodic pension cost	$24.0	$14.3	$48.0	$28.6

NOTE 10:	SHAREHOLDERS’ EQUITY
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
During the six months ended October 28, 2012, we repurchased 10,823,296 shares of our common stock for $212.3 million, including related fees. The price of the repurchased shares has been allocated between common stock, additional paid-in capital and retained earnings in our consolidated condensed balance sheet in accordance with applicable accounting guidance.
In November 2012 (fiscal 2013), we repurchased 7,000,000 shares of our common stock from COFCO Corporation, China's largest national agricultural trading and processing company, for $147.8 million. These shares were repurchased as part of the Share Repurchase Program.
Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through November 29, 2012, we have repurchased 28,244,783 shares of our common stock for $575.9 million, including related commissions, at an average price of $20.38.
Stock Options and Performance Share Units
During the six months ended October 28, 2012, we issued 32,274 shares of common stock upon the exercise of stock options and 324,475 shares of common stock for vested performance share units. In fiscal 2012, we issued 87,262 shares of common stock upon exercise of stock options and 417,288 shares of common stock for vested performance share units.

NOTE 11:	FAIR VALUE MEASUREMENTS
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of October 28, 2012 and April 29, 2012:

	October 28, 2012				April 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$77.4	$25.7	$—	$103.1	$52.0	$1.3	$—	$53.3
Foreign exchange contracts	—	2.9	—	2.9	—	4.3	—	4.3
Open-ended mutual funds	11.2	—	—	11.2	12.2	—	—	12.2
Insurance contracts	—	52.3	—	52.3	—	51.3	—	51.3
Total	$88.6	$80.9	$—	$169.5	$64.2	$56.9	$—	$121.1

Liabilities
Derivatives:
Commodity contracts	$9.8	$0.7	$—	$10.5	$—	$8.6	$—	$8.6
Foreign exchange contracts	—	0.2	—	0.2	—	0.7	—	0.7
Total	$9.8	$0.9	$—	$10.7	$—	$9.3	$—	$9.3

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

▪	Open-ended mutual funds—Open-ended mutual funds are valued at their net asset value (NAV), which approximates fair value, and classified within Level 1.

▪
Insurance contracts—Insurance contracts are valued at their cash surrender value using the daily asset unit value (AUV) which is based on the quoted market price of the underlying securities and classified within Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the six months ended October 28, 2012, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.

Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of October 28, 2012 and April 29, 2012.

	October 28, 2012		April 29, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,437.3	$2,323.9	$2,176.5	$1,937.3

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 12:	CONTINGENCIES
Litigation
There have been no significant developments regarding litigation disclosed in Note 16 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012 and our Quarterly Report on Form 10-Q for the three months ended July 29, 2012, nor have any significant new matters arisen during the three months ended October 28, 2012. As previously disclosed in our Quarterly Report on Form 10-Q for the three months ended July 29, 2012, the following litigation was resolved by a global settlement consummated in the second quarter of fiscal 2013.
Missouri Litigation
Premium Standard Farms, Inc. (PSF), the Company and certain of our other subsidiaries are parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs' use and enjoyment of their properties.
During fiscal 2012 and continuing in fiscal 2013, we engaged in global settlement negotiations with counsel representing nearly all of the plaintiffs in the nuisance litigation and numerous carriers of commercial general liability and pollution liability policies. During the second quarter of fiscal 2013, the parties to the litigation reached an agreement and consummated a global settlement that resolved substantially all of the nuisance litigation. Pursuant to the agreement, all pending cases previously disclosed, with one minor exception, will be dismissed with prejudice. In addition, we reached agreements with the insurance carriers under which we received payments that we used to pay a portion of the settlement.
Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1—Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. We established an accrual with respect to the Missouri nuisance suits on the opening balance sheet for our acquisition of PSF in fiscal 2008 and we have periodically adjusted that accrual as developments have occurred. The global settlement was not materially different than the accrual we maintained for the settled litigation and, therefore, did not materially affect our profits or losses in the second quarter of fiscal 2013. Payments made by us under the global settlement and payments we received from the insurance carriers are included in our cash flows from operations for the six months ended October 28, 2012.

NOTE 13:	REPORTABLE SEGMENTS
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
The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(in millions)		(in millions)
Sales:
Segment sales—
Pork	$2,720.9	$2,774.8	$5,320.5	$5,372.1
Hog Production	734.0	785.3	1,462.8	1,535.1
International	358.6	391.1	705.4	766.1
Total segment sales	3,813.5	3,951.2	7,488.7	7,673.3
Intersegment sales—
Pork	(12.3)	(6.3)	(20.7)	(15.7)
Hog Production	(568.0)	(624.7)	(1,135.3)	(1,236.3)
International	(7.4)	(7.6)	(15.6)	(14.5)
Total intersegment sales	(587.7)	(638.6)	(1,171.6)	(1,266.5)
Consolidated sales	$3,225.8	$3,312.6	$6,317.1	$6,406.8

Operating profit (loss):
Pork	$194.3	$171.2	$312.9	$307.9
Hog Production	(32.6)	63.9	(9.5)	133.6
International	40.9	17.3	56.7	17.3
Corporate	(24.3)	(27.7)	(50.0)	(60.9)
Consolidated operating profit	$178.3	$224.7	$310.1	$397.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Second Quarter of Fiscal 2013 Summary
Net income was $10.9 million, or $.07 per diluted share, in the second quarter of fiscal 2013 compared to net income of $120.7 million, or $.74 per diluted share, in the same quarter last year. The following summarizes the operating results of each of our reportable segments and other significant items impacting pre-tax income for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012:

▪	Pork segment operating profit increased by $23.1 million primarily as a result of lower raw material costs.

▪	Hog Production segment operating profit decreased $96.5 million primarily as a result of lower hog prices and higher feed costs.

▪	International segment operating profit increased by $23.6 million driven by positive hog production fundamentals and higher meat volumes.

▪	During the second quarter of fiscal 2013, we recognized a loss of $120.7 million on the repurchase of $589.4 million of our 2014 Notes and $105.0 million of our 2013 Notes.

Debt Refinancing
In August 2012 (fiscal 2013), we issued $1.0 billion aggregate principal amount of ten year, 6.625% senior unsecured notes (2022 Notes) at a price equal to 99.5% of their face value. We used the net proceeds to repurchase $694.4 million of outstanding senior notes coming due in May 2013 and July 2014. As a result of these repurchases, we recognized losses on debt extinguishment of $120.7 million in the second quarter of fiscal 2013. We also extended the maturity date of our $200.0 million term loan from June 2016 (fiscal 2017) to May 2018 (fiscal 2019). These activities have significantly improved our debt maturity profile, removed the early maturity trigger on our inventory-based revolving credit facility (the Inventory Revolver), and released the encumbrances of our real estate and fixed assets. With the exception of the $400.0 million aggregate principal amount of our 4% senior unsecured convertible notes due June 2013 (fiscal 2014), we have no substantial debt obligations coming due until fiscal 2018 as a result of these refinancing activities.
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
Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through November 29, 2012, we have repurchased 28,244,783 shares of our common stock for $575.9 million, including related commissions, at an average price of $20.38 per share. As of November 29, 2012, we had $24.5 million available for future repurchases under the Share Repurchase Program.
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

Outlook
The commodity markets affecting our business fluctuate on a daily basis. In this operating environment, it is difficult to forecast industry trends and conditions. The outlook statements that follow must be viewed in this context.

•
Pork—Fresh pork profitability improved considerably in the second quarter after a disappointing first quarter, fueled by product mix improvements toward branded value-added products, retail feature activity and continued solid export demand. Looking forward, we see positive fundamentals in the fresh pork complex. Lower global protein supplies and continued strength in export demand, bolstered by relatively high pork prices around the world, should support healthy fresh pork profitability within the normalized range of $3-$7 per head for fiscal 2013.

Operating margins in our packaged meats business were very strong in the first half of fiscal 2013, benefiting from lower raw material costs, an enhanced product mix and increased investment in marketing and consumer advertising. At the same time, we grew packaged meats volumes by 3%, including growth in our core brands of 4%. We are executing on our strategy to grow our packaged meats business and it is producing broad-based gains in market share and distribution.
Looking forward, we expect our packaged meats business to continue to lead this segment, delivering consistent growth with increased market share and broader distribution of our core brands. Packaged meats operating margins should be at the high end of the normalized range of $.12 to $.17 per pound with 2-3% volume growth for fiscal 2013.

•
Hog Production—Live hog market prices averaged $62 per hundredweight in the first half of fiscal 2013, 9% lower than a year ago. As we move into the second half of the year, hog prices should move seasonally higher from current levels. Lower supplies of competing proteins should also be supportive of healthy hog prices going forward.

Raising costs averaged $68 per hundredweight in the first half of fiscal 2013, up 6% from the prior year. Summer drought conditions in the United States caused sharp increases in feed grain prices. Corn prices have declined somewhat since the highs that were reached during the summer months, but remain at elevated levels. However, we expect hedge positions placed prior to the run-up in grain prices will mitigate, to a meaningful extent, the negative impact on our raising costs. We expect our raising costs to decline to the mid $60s per hundredweight by the end of fiscal 2013, as the blended effect of hedge gains and spot corn prices are averaged into cost over the remainder of the year.
In summary, the current hog production environment is difficult, but our risk management strategy should dampen the effects of high priced grain for the balance of the fiscal year. Consequently, we expect to produce results that are better than the industry average. We expect to report a loss in the Hog Production segment for the third quarter of fiscal 2013. For the full fiscal year, Hog Production segment results are expected to range from a marginal loss to a marginal profit on a per head basis.

•
International—For the first half of fiscal 2013, operating profit in our International segment was $56.7 million, more than triple the same period last year. Our European hog production operations should continue to benefit from lower hog supplies on the continent. Our Mexican hog production joint ventures are currently operating in a challenging production environment. We expect only modest profitability in these operations for the balance of fiscal 2013. Before meaningful contributions to segment profitability can be expected, additional improvements in live hog prices and/or feed grain cost will be needed.

On the meat processing side of our international business, we expect profitable results from our Polish meat operations for the balance of fiscal 2013, despite higher raw material costs. Recent approval to export pork products out of Romania to European Union member countries should continue to benefit results from our Romanian meat operations. We also expect a solid contribution from our Mexican meat operations.
Finally, in the third quarter of fiscal 2012, CFG announced a multi-year comprehensive plan to consolidate and streamline its manufacturing operations, which should improve operating results over the long-term. In the near-term, however, we expect only modest positive contributions from CFG.
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
During fiscal 2012 and continuing in fiscal 2013, we engaged in global settlement negotiations with counsel representing nearly all of the plaintiffs in the nuisance litigation and numerous carriers of commercial general liability and pollution liability policies. In fiscal 2012, based on these negotiations, we recognized $22.2 million in net charges associated with the Missouri litigation in selling, general and administrative expenses in the Hog Production segment, including $39.0 million in charges during the first quarter of fiscal 2012. During the second quarter of fiscal 2013, the parties to the litigation reached an agreement and consummated a global settlement that resolved substantially all of the nuisance litigation. Pursuant to the agreement, all pending cases previously disclosed, with one minor exception, will be dismissed with prejudice. In addition, we reached agreements with the insurance carriers under which we received payments that we used to pay a portion of the settlement.
The global settlement, was not materially different than the accrual we maintained for the settled litigation and, therefore, did not materially affect our profits or losses in the second quarter of fiscal 2013. Payments made by us under the global settlement and payments we received from the insurance carriers are included in our cash flows from operations for the six months ended October 28, 2012.
Missouri Hog Farms
In the first quarter of fiscal 2012, we made a decision to permanently idle certain farm assets in Missouri. Depreciation estimates were revised to reflect the shortened useful lives of the assets. As a result, we recognized accelerated depreciation charges of $3.2 million and $7.5 million in cost of sales for the three and six months ended October 30, 2011, respectively. These charges are reflected in the Hog Production segment. These assets were fully depreciated by the end of the third quarter of fiscal 2012.
Consolidated Results of Operations
The tables presented below compare our results of operations for the three and six months ended October 28, 2012 and October 30, 2011. As used in the tables, "NM" means "not meaningful."
Sales and cost of sales

	Three Months Ended			Six Months Ended
	October 28, 2012	October 30, 2011	% Change	October 28, 2012	October 30, 2011	% Change
	(in millions)			(in millions)
Sales	$3,225.8	$3,312.6	(3)%	$6,317.1	$6,406.8	(1)%
Cost of sales	2,848.5	2,893.0	(2)	5,607.6	5,580.1	—
Gross profit	$377.3	$419.6	(10)%	$709.5	$826.7	(14)%
Gross profit margin	12%	13%		11%	13%

The following items explain the significant changes in sales and gross profit:
Three Months:

▪	Sales decreased in the current year despite an increase in volume across all segments primarily due to lower domestic fresh meat market prices and the effects of foreign currency translation.

▪	The decline in gross profit margin was primarily caused by lower fresh meat values and higher raising costs in the U.S.

Six Months:

▪
Sales in the current year were slightly lower than the prior year as higher volumes in our Pork segment and international meat processing operations were offset by lower domestic fresh meat market prices and the effects of foreign currency translation.

▪	The decline in gross profit margin was primarily caused by lower fresh meat values and higher raising costs in the U.S.
Selling, general and administrative expenses (SG&A)

	Three Months Ended			Six Months Ended
	October 28, 2012	October 30, 2011	% Change	October 28, 2012	October 30, 2011	% Change
	(in millions)			(in millions)
Selling, general and administrative expenses	$205.7	$200.8	2%	$406.8	$439.5	(7)%

The following items explain the significant changes in SG&A:
Three Months:

▪	Pension and other postretirement benefit expense increased $6.7 million in the current year.

▪	Professional fees increased $2.4 million in the current year.

▪	The current year included $1.6 million of foreign currency gains compared to $2.3 million of foreign currency losses in the prior year.
Six Months:

▪	The prior year included a charge of $39.0 million related to the Missouri litigation.

▪
The prior year included $6.4 million in professional fees associated with the potential acquisition of a controlling interest in Campofrío Food Group (CFG). In June 2011 (fiscal 2012), we terminated negotiations to purchase the additional interest.

▪	Pension and other postretirement benefit expense increased $13.4 million.
Income from equity method investments

	Three Months Ended			Six Months Ended
	October 28, 2012	October 30, 2011	% Change	October 28, 2012	October 30, 2011	% Change
	(in millions)			(in millions)
CFG	$(1.3)	$(4.0)	(68)%	$(1.4)	$(4.2)	(67)%
Mexican joint ventures	(5.9)	(1.9)	211	(5.5)	(4.9)	12
All other equity method investments	0.5	—	NM	(0.5)	(1.6)	(69)
Income from equity method investments	$(6.7)	$(5.9)	14%	$(7.4)	$(10.7)	(31)%

The following items explain the significant changes in income from equity method investments for the three and six month periods:

▪	Equity income from CFG decreased as a result of higher raw material costs and weaker demand.

▪	Equity income from our Mexican joint ventures improved primarily as a result of favorable foreign currency exchange rates.

Interest expense

	Three Months Ended			Six Months Ended
	October 28, 2012	October 30, 2011	% Change	October 28, 2012	October 30, 2011	% Change
	(in millions)			(in millions)
Interest expense	$41.5	$44.2	(6)%	$84.0	$92.3	(9)%

Interest expense decreased primarily due to the repurchase of $137.5 million of our senior unsecured and secured notes during fiscal 2012.
Loss on debt extinguishment

	Three Months Ended			Six Months Ended
	October 28, 2012	October 30, 2011	% Change	October 28, 2012	October 30, 2011	% Change
	(in millions)			(in millions)
Loss on debt extinguishment	$120.7	$6.4	NM	$120.7	$7.6	NM

Fiscal 2013

▪	During the second quarter of fiscal 2013, we recognized a loss of $120.7 million on the repurchase of $589.4 million of our 2014 Notes and $105.0 million of our 2013 Notes.
Fiscal 2012

▪	During the second quarter of fiscal 2012, we recognized a loss of $6.4 million on the repurchase of $37.1 million of our 2014 Notes.

▪
During the first quarter of fiscal 2012, we recognized a loss on debt extinguishment of $1.2 million for the write-off of debt issuance costs associated with our former asset-based revolving credit agreement (the ABL Credit Facility).

Income tax expense

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(in millions)		(in millions)
Income tax expense	$5.2	$53.4	$32.8	$95.2
Effective tax rate	32%	31%	31%	32%

Segment Results
The following information reflects the results from each respective segment prior to the elimination of inter-segment sales.
Pork Segment

	Three Months Ended			Six Months Ended
	October 28, 2012	October 30, 2011	% Change	October 28, 2012	October 30, 2011	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales:
Fresh pork (1)	$1,237.3	$1,292.4	(4)%	$2,498.3	$2,546.6	(2)%
Packaged meats	1,483.6	1,482.4	—	2,822.2	2,825.5	—
Total	$2,720.9	$2,774.8	(2)%	$5,320.5	$5,372.1	(1)%

Operating profit (loss): (2)
Fresh pork (1)	$94.7	$96.2	(2)%	$82.7	$131.6	(37)%
Packaged meats	99.6	75.0	33	230.2	176.3	31
Total	$194.3	$171.2	13%	$312.9	$307.9	2%

Sales volume:
Fresh pork			2%			3%
Packaged meats			2%			3%
Total (1)			3%			4%

Average unit selling price:
Fresh pork			(6)%			(5)%
Packaged meats			(2)%			(3)%
Total			(5)%			(4)%

Hogs processed			3%			3%

Average live hog prices (per hundredweight) (3)	$58.15	$68.64	(15)%	$62.03	$68.35	(9)%
——————————————

(1)	Includes by-products and rendering.

(2)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.

(3)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
In addition to the information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:
Three Months:

▪	Sales in the current year were slightly lower than the prior year as higher volumes were more than offset by lower selling prices resulting from higher pork supplies.

▪	Fresh pork operating profit decreased slightly to $13 per head from $14 per head as lower hog costs only partially offset the decline in fresh meat values.

▪	Packaged meats operating profit improved to $.15 per pound from $.11 per pound benefiting from lower raw material costs.

Six Months:

▪	Sales in the current year were slightly lower than the prior year as higher volumes were offset by lower selling prices resulting from higher pork supplies.

▪	Fresh pork operating profit decreased to $6 per head from $10 per head as lower hog costs only partially offset the decline in fresh meat values.

▪	Packaged meats operating profit improved to $.18 per pound from $.14 per pound benefiting from lower raw material costs.
Hog Production Segment

	Three Months Ended			Six Months Ended
	October 28, 2012	October 30, 2011	% Change	October 28, 2012	October 30, 2011	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales	$734.0	$785.3	(7)%	$1,462.8	$1,535.1	(5)%
Operating profit	$(32.6)	$63.9	(151)%	$(9.5)	$133.6	(107)%

Head sold	4.06	3.98	2%	7.68	7.78	(1)%

Average live hog prices (per hundredweight) (1)	$58.15	$68.64	(15)%	$62.03	$68.35	(9)%
Raising costs (per hundredweight) (2)	$68.54	$64.46	6%	$67.78	$63.69	6%
——————————————

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market. These prices do not reflect premiums we receive or the impact of hedging on our actual sales price.

(2)	Includes the effects of grain derivative contracts designated in hedging relationships.
In addition to the information provided in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit:
Three Months:

▪	Sales and operating profit were negatively impacted by higher hog supplies, resulting in a 15% decrease in live hog prices.

▪	The increase in head sold resulted from the repopulation of farms that had been depopulated a year ago as part of our hog production cost savings initiative, and improvements in livability.

▪	Raising costs increased as a result of higher feed costs.

▪
Fiscal 2013 operating profit includes gains of $55.2 million compared to $3.6 million in fiscal 2012 on derivative contracts that are not reflected in the average live hog prices and raising costs presented in the table above; primarily lean hog derivative contracts and grain derivative contracts that are not designated in hedging relationships for accounting purposes.

▪	Fiscal 2012 operating profit includes accelerated depreciation charges of $3.2 million as a result of our decision to permanently idle certain farm assets in Missouri.
Six Months:

▪	Sales and operating profit were negatively impacted by higher hog supplies, resulting in a 9% decrease in live hog prices.

▪	Raising costs increased as a result of higher feed costs.

▪	Operating profit in the prior year included a charge of $39.0 million related to the Missouri litigation, which is more fully described under "Significant Events Affecting Results of Operations."

▪
Fiscal 2013 operating profit includes gains of $63.3 million compared to $34.0 million in fiscal 2012 on derivative contracts that are not reflected in the average live hog prices and raising costs presented in the table above; primarily lean hog derivative contracts and grain derivative contracts that are not designated in hedging relationships for accounting purposes.

▪	Fiscal 2012 operating profit includes accelerated depreciation charges of $7.5 million as a result of our decision to permanently idle certain farm assets in Missouri.
International Segment

	Three Months Ended			Six Months Ended
	October 28, 2012	October 30, 2011	% Change	October 28, 2012	October 30, 2011	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales:
Poland	$272.4	$303.1	(10)%	$534.8	$595.2	(10)%
Romania	63.7	65.5	(3)	127.2	123.1	3
Other	22.5	22.5	—	43.4	47.8	(9)
Total	$358.6	$391.1	(8)%	$705.4	$766.1	(8)%

Operating profit (loss):
Poland	$21.1	$12.2	73%	$35.2	$14.8	138%
Romania	13.7	(0.1)	NM	18.6	(4.7)	496
Other (1)	6.1	5.2	17	2.9	7.2	(60)
Total	$40.9	$17.3	136%	$56.7	$17.3	228%

Poland: (2)
Sales volume			11%			8%
Average unit selling price (3)			(3)%			(2)%
Hogs processed			21%			19%
Raising costs (per hundredweight)			2%			2%

Romania: (2)
Sales volume			1%			11%
Average unit selling price (3)			15%			14%
Hogs processed			5%			12%
Raising costs (per hundredweight)			(8)%			(4)%
——————————————

(1)	Includes our equity method investments in Mexico and the results from our investment in CFG.

(2)	Percentages computed based on local currency amounts.

(3)	Excludes the sale of live hogs.
In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:
Three Months:

▪	The effect of foreign currency translation decreased sales $64.6 million, or 17%.

▪	The effect of foreign currency translation negatively impacted operating profit by $6.5 million.

▪
Sales volumes in our Polish operations increased as the number of hogs processed increased 21%. Unit sales prices in our Polish operations increased in several key product categories; however, higher volumes of lower value by-products that resulted from more processed hogs effectively diminished the overall average unit selling price in the current year.

▪
Average unit selling price and operating profit improved significantly in our Romanian meat processing operations, benefiting from increased demand as a result of approval to export pork products to European Union member countries beginning in the fourth quarter of fiscal 2012.

Six Months:

▪	The effect of foreign currency translation decreased sales $126.6 million, or 17%.

▪	The effect of foreign currency translation negatively impacted operating profit by $10.2 million.

▪
Sales volumes in our Polish operations increased as the number of hogs processed increased 19%. Unit sales prices in our Polish operations increased in several key product categories; however, higher volumes of lower value by-products that resulted from more processed hogs effectively diminished the overall average unit selling price in the current year.

▪	Sales and hog slaughter volumes in our Romanian meat processing operations benefited from an increase in head provided by our hog production operations beginning in the second quarter of fiscal 2012.

▪
Average unit selling price and operating profit improved significantly in our Romanian meat processing operations, benefiting from increased demand as a result of approval to export pork products to European Union member countries beginning in the fourth quarter of fiscal 2012.

▪	Equity income from CFG decreased as a result of higher raw material costs and weaker demand.

Corporate Segment

	Three Months Ended			Six Months Ended
	October 28, 2012	October 30, 2011	% Change	October 28, 2012	October 30, 2011	% Change
	(in millions)			(in millions)
Operating loss	$(24.3)	$(27.7)	12%	$(50.0)	$(60.9)	18%

The following items explain significant changes in the Corporate segments' operating loss:
Three Months:

▪	The current year included $1.2 million of gains on the cash surrender value of life insurance policies compared to $1.8 million of losses in the prior year.
Six Months:

▪
The prior year included $6.4 million in professional fees associated with the potential acquisition of a controlling interest in Campofrío Food Group (CFG). In June 2011 (fiscal 2012), we terminated negotiations to purchase the additional interest.

▪	The current year included $0.4 million of gains on the cash surrender value of life insurance policies compared to $3.5 million of losses in the prior year.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of October 28, 2012, our liquidity position was approximately $1.2 billion, comprised of approximately $1.1 billion in availability under our credit facilities and $123.6 million in cash and cash equivalents.
In August 2012 (fiscal 2013), we issued $1.0 billion aggregate principal amount of ten year, 6.625% senior unsecured notes at a price equal to 99.5% of their face value. We used $804.9 million of the $981.2 million in net proceeds from the debt offering to repurchase the remaining $589.4 million of our 10% senior secured notes due July 2014 (2014 Notes) and $105.0 million of our 7.75% senior unsecured notes due May 2013 (2013 Notes). As a result of these repurchases, we recognized losses on debt extinguishment of $120.7 million in the second quarter of fiscal 2013, including the write-off of related unamortized discounts, premiums, and debt issuance costs. We also extended the maturity date of our $200.0 million term loan from June 2016 (fiscal 2017) to May 2018 (fiscal 2019). These activities have significantly improved our debt maturity profile, removed the early maturity trigger on the Inventory Revolver, and released the encumbrances of our real estate and fixed assets. With the exception of the $400.0 million aggregate principal amount of our 4% senior unsecured convertible notes due June 2013 (fiscal 2014), we have no substantial debt obligations coming due until fiscal 2018 as a result of these refinancing activities.
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
Credit Facilities

	October 28, 2012
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$925.0	$—	$—	$—	$925.0
Securitization Facility	275.0	(18.7)	(102.4)	(30.0)	123.9
International facilities	119.4	—	—	(101.2)	18.2
Total credit facilities	$1,319.4	$(18.7)	$(102.4)	$(131.2)	$1,067.1
Securities
We have a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for repayment of existing debt or general corporate purposes.

Cash Flows
Operating Activities

	Six Months Ended
	October 28, 2012	October 30, 2011
	(in millions)
Net cash flows from operating activities	$(190.5)	$(66.3)

The following items explain the significant changes in cash flows from operating activities:

▪	Cash received from customers decreased primarily as a result of lower selling prices.

▪	Cash paid for grain purchased by the Hog Production segment increased approximately $78.5 million from the prior year.

▪	Cash received for the settlement of derivative contracts and for margin requirements decreased $12.3 million in fiscal 2013.

▪	We contributed $8.6 million to our qualified and non-qualified pension plans in fiscal 2013 compared to $132.1 million, including a $100.0 million voluntary contribution, in fiscal 2012.

▪	Net cash receipts related to domestic income taxes increased $137.9 million due to a significant refund in the current year.

▪	Cash paid to outside hog suppliers was lower due to a 9% decrease in average domestic live hog prices.

Investing Activities

	Six Months Ended
	October 28, 2012	October 30, 2011
	(in millions)
Capital expenditures	$(127.7)	$(139.4)
Business acquisition, net of cash acquired	(23.1)	—
Net (expenditures) proceeds from breeding stock transactions	(13.4)	9.9
Proceeds from the sale of property, plant and equipment	10.7	4.8
Net cash flows from investing activities	$(153.5)	$(124.7)

The following items explain the significant investing activities for the six months ended October 28, 2012 and October 30, 2011:
Fiscal 2013

▪
Capital expenditures included $33.6 million related to our Kinston, North Carolina plant expansion project. The remaining capital expenditures primarily related to plant and hog farm improvement projects.

▪	In October 2012 (fiscal 2013), we paid $23.1 million, net of cash acquired, for a 70% interest in American Skin Food Group, LLC.
Fiscal 2012

▪
Capital expenditures primarily related to our plan to improve the cost structure and profitability of our domestic hog production operations and the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

Financing Activities

	Six Months Ended
	October 28, 2012	October 30, 2011
	(in millions)
Proceeds from the issuance of long-term debt	$1,019.2	$—
Principal payments on long-term debt and capital lease obligations	(711.4)	(124.1)
Net proceeds on revolving credit facilities and notes payable	66.7	176.0
Repurchase of common stock	(212.3)	(110.6)
Change in cash collateral	—	23.9
Debt issuance costs and other	(17.9)	(10.9)
Net cash flows from financing activities	$144.3	$(45.7)

The following items explain the significant financing activities for the six months ended October 28, 2012 and October 30, 2011:
Fiscal 2013

▪
In August 2012 (fiscal 2013), we issued $1.0 billion of our 2022 Notes at a price equal to 99.5% of their face value. We used $804.9 million of the $981.2 million in net proceeds from the debt offering to repurchase the remaining $589.4 million of our 2014 Notes and $105.0 million of our 2013 Notes.

▪	We received net proceeds of $66.7 million from draws on credit facilities, including $30.0 million from the Securitization Facility.

▪	We repurchased 10,823,296 shares of our common stock for $212.3 million as part of the Share Repurchase Program.

▪	We incurred $18.0 million in transaction fees in connection with the issuance of the 2022 Notes, which are being amortized over their ten-year life.
Fiscal 2012

▪	We redeemed the remaining $77.8 million of our 7% senior unsecured notes due August 2011 and repurchased $37.1 million of our 2014 Notes.

▪	We received $176.0 million from draws on credit facilities, including $150.0 million from the Securitization Facility.

▪	We repurchased 5,515,377 shares of our common stock for $110.6 million as part of the Share Repurchase Program.

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

Financial Position
Our balance sheet as of October 28, 2012, as compared to April 29, 2012, was impacted by the following significant changes:

▪
Accounts receivable increased $115.5 million mainly due to seasonal sales trends in the Pork segment. Ham sales volumes were significantly higher in October compared to April in anticipation of the Thanksgiving holiday.

▪
Inventories increased $431.9 million mainly due to the seasonal aspect of our business. Livestock inventories are typically higher in the fall as a result of slower growth experienced in summer months. Ham inventories generally build in the fall in anticipation of the holiday season. Grain inventories are also higher due to the seasonal harvest and storage for future use. Finally, higher grain prices contributed to higher inventory values.

▪	Accounts payable increased $100.1 million due to higher inventory levels.

Interest Rate Spread
Although we had no borrowings on the Inventory Revolver as of October 28, 2012, the applicable interest rate would have been LIBOR plus 2.50%. As of October 28, 2012, we had $30.0 million of borrowings outstanding on the Securitization Facility with an interest rate equal to the lender's cost of funds of 0.26% plus 1.25%. Both interest rate spreads are based on pricing-level grids in the respective agreements and determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement).
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
We (together with our joint venture partners) guarantee debt borrowed by Agroindustrial del Noroeste (Norson), an unconsolidated joint venture, of up to $87.0 million, of which $54.3 million was outstanding as of October 28, 2012. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee $10.8 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.
Additional Matters Affecting Liquidity
Capital Projects
As of October 28, 2012, we anticipate capital expenditures of $110 million to $130 million during the remainder of fiscal 2013, including approximately $26 million related to our Kinston, North Carolina plant expansion project. These capital expenditures are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
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
Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through November 29, 2012, we have repurchased 28,244,783 shares of our common stock for $575.9 million, including related commissions, at an average price of $20.38 per share. As of November 29, 2012, we had $24.5 million available for future repurchases under the Share Repurchase Program.
Group Pens
In January 2007 (fiscal 2007), we announced a voluntary, ten-year program to phase out individual gestation stalls at our company-owned sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $360.0 million, including associated maintenance and repairs. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of calendar year 2011, we had completed conversions to group housing for over 30% of our sows on company-owned farms. We will continue the conversion as planned with the objective of completing conversions for all sows on company-owned farms by the end of 2017.

Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the six months ended October 28, 2012, margin deposits ranged from $(67.9) million to $30.5 million (negative amounts representing margin deposits we received from our brokers). The average daily amount we held on deposit from our brokers during the six months ended October 28, 2012 was $18.5 million. As of October 28, 2012, the net amount we held on deposit from our brokers was $30.9 million.
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
During fiscal 2012 and continuing in fiscal 2013, we engaged in global settlement negotiations with counsel representing nearly all of the plaintiffs in the nuisance litigation and numerous carriers of commercial general liability and pollution liability policies. During the second quarter of fiscal 2013, the parties to the litigation reached an agreement and consummated a global settlement that resolved substantially all of the nuisance litigation. Pursuant to the agreement, all pending cases previously disclosed, with one minor exception, will be dismissed with prejudice. In addition, we reached agreements with the insurance carriers under which we received payments that we used to pay a portion of the settlement.
The global settlement was not materially different than the accrual we maintained for the settled litigation and, therefore, did not materially affect our profits or losses in the second quarter of fiscal 2013. Payments made by us under the global settlement and payments we received from the insurance carriers are included in our cash flows from operations for the six months ended October 28, 2012.

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
Impairment Considerations of Equity Method Investments
We review the carrying value of our equity method investments and consider whether indicators of impairment exist. Examples of impairment indicators include a history of operating losses or an expectation of future operating losses, and declines in a quoted share price, among other factors. If an impairment indicator exists, we must evaluate the fair value of our investment to determine if a loss in value, which is other than temporary, has occurred. We are required to recognize a loss in value of our investment if that loss is considered to be other than temporary.

As of October 28, 2012, the carrying value of our investment in CFG exceeded the quoted market price on the Bolsa de Madrid Exchange (Madrid Exchange), indicating a possible impairment of our investment. However, CFG's share price is just one of several factors we consider in evaluating the fair value of our investment in CFG. In assessing the fair value of our investment, we considered a variety of information, including an independent third party valuation report, which incorporates generally accepted valuation techniques, CFG's history of positive cash flows, expectations about the future cash flows of CFG, market multiples for comparable businesses, and an influence premium applied to the market price of CFG's shares on the Madrid Exchange to adjust for our contractual right to two board seats and our ability to exert significant influence over the operational and strategic decisions of the company.
Based on an evaluation of all these factors, we concluded the fair value of our investment in CFG as of October 28, 2012, exceeded its carrying amount. However, our estimate of fair value has declined by approximately 10% to 20% over the last 18 months, significantly eroding the gap between fair value and carrying value. The fair value decline is primarily attributable to persistent recessionary conditions in Western Europe, which have dampened CFG's current operating performance. In addition, rising interest rates associated with European sovereign debt crises have forced discount rates higher, diminishing the values calculated using our discounted cash flow techniques. Finally, CFG's share price on the Madrid Exchange has declined and, notwithstanding our reservations about the Madrid Exchange price, we nonetheless utilize it as a component of our valuation work and believe such declines must be considered as part of our fair value estimate. While we do not believe our investment is impaired as of October 28, 2012, the confluence of these and other factors has decreased our estimate of CFG's fair value and increased the risk of impairment. If the trends contributing to our lower estimate of CFG's fair value continue, the investment could become impaired. Specifically, if the most sensitive factors affecting our fair value calculations (i.e., estimates of future cash flows, interest rates and share price) continue to deteriorate, it is reasonably possible that our estimate of fair value could fall below carrying value. If that occurs, and we determine that the decline is other than temporary, we would record a charge to income for the difference between the estimate of fair value and the carrying amount of our investment.

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
For additional quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of October 28, 2012 and April 29, 2012.

	October 28, 2012	April 29, 2012
	(in millions)
Grains	$19.4	$49.4
Livestock	31.6	18.0
Energy	3.3	3.3
Foreign currency	7.2	11.9

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of October 28, 2012. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of October 28, 2012.
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Other than the following matters, there have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012 and our Quarterly Report on Form 10-Q for the three months ended July 29, 2012, nor have any significant new matters arisen during the six months ended October 28, 2012.
Farmland (Denison)
In a letter dated November 5, 2012, the Iowa Department of Natural Resources (IDNR) notified Farmland Foods, Inc. (Farmland) that the IDNR will initiate a civil enforcement action against Farmland. IDNR has alleged that Farmland has exceeded certain effluent limitations contained in its wastewater pretreatment agreement in connection with operations at its Denison facility. IDNR inspected the facility in June 2012 and has been in discussions with the City of Denison. We anticipate holding an informal conference with IDNR as a first step towards resolving this matter by agreement. Farmland has been working on improvements to the Denison wastewater facility and has submitted a further capital request in the amount of approximately $6 million for significant upgrades to the facility. While we could face monetary penalties, depending upon the results of the referral, we believe that any ultimate liability with respect to these matters will not have a material adverse effect on our financial position or operations.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 30, 2012 to August 29, 2012	850,280		$18.52	850,280	$249,759,799
August 30, 2012 to September 29, 2012	2,467,846	(2)	$20.05	2,457,373	$200,492,835
September 30, 2012 to October 28, 2012	94,412		$20.18	94,412	$198,587,236
Total	3,412,538		$19.67	3,402,065	$198,587,236
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

(2)
Purchases of 10,473 shares were made in open market transactions by Wells Fargo, as trustee, and these 10,473 shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit 3.1	—
Articles of Amendment effective September 24, 2012 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (filed herewith).

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
Amended and Restated Term Loan Agreement, dated as of August 31, 2012, among the Company, certain subsidiaries of the Company that may from time to time be party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 6, 2012).

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
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 28, 2012, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

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
Date: December 6, 2012