Form 10-Q
period 2013-01-27
SMITHFIELD FOODS INC
filed 2013-03-08
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2013

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

At March 1, 2013, 138,763,415 shares of the registrant's Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
	(unaudited)		(unaudited)
Sales	$3,583.3	$3,478.3	$9,900.4	$9,885.1
Cost of sales	3,254.5	3,098.5	8,862.1	8,678.6
Gross profit	328.8	379.8	1,038.3	1,206.5
Selling, general and administrative expenses	198.9	187.3	605.7	626.8
(Income) loss from equity method investments	(6.4)	22.0	(13.8)	11.3
Operating profit	136.3	170.5	446.4	568.4
Interest expense	40.6	42.3	124.6	134.6
Loss on debt extinguishment	—	4.6	120.7	12.2
Income before income taxes	95.7	123.6	201.1	421.6
Income tax expense	14.2	44.6	47.0	139.8
Net income	$81.5	$79.0	$154.1	$281.8

Net income per share:
Basic	$.58	$.49	$1.04	$1.73
Diluted	$.58	$.49	$1.03	$1.72

Weighted average shares outstanding:
Basic	140.3	161.0	147.7	163.1
Effect of dilutive shares	1.2	1.8	1.3	1.1
Diluted	141.5	162.8	149.0	164.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
	(unaudited)		(unaudited)
Net income	$81.5	$79.0	$154.1	$281.8

Other comprehensive income (loss):
Foreign currency translation	54.1	(55.9)	19.5	(189.1)
Pension accounting	8.0	3.5	24.2	10.6
Hedge accounting	(39.6)	5.1	(9.3)	(33.5)
Total other comprehensive income (loss)	22.5	(47.3)	34.4	(212.0)

Total comprehensive income	$104.0	$31.7	$188.5	$69.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	January 27, 2013	April 29, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138.6	$324.3
Accounts receivable, net	694.0	624.7
Inventories	2,390.7	2,072.4
Prepaid expenses and other current assets	215.4	277.6
Total current assets	3,438.7	3,299.0

Property, plant and equipment, net	2,295.4	2,277.2
Goodwill	785.4	768.2
Investments	536.5	522.6
Intangible assets, net	392.0	381.8
Other assets	173.0	173.4
Total assets	$7,621.0	$7,422.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$511.1	$63.5
Accounts payable	452.4	415.8
Accrued expenses and other current liabilities	552.1	657.0
Total current liabilities	1,515.6	1,136.3

Long-term debt and capital lease obligations	1,852.4	1,900.9
Other liabilities	1,038.8	995.0

Redeemable noncontrolling interests	12.3	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 500,000,000 authorized shares; 138,763,415 and 157,408,077 issued and outstanding	69.4	78.7
Additional paid-in capital	1,383.9	1,561.0
Stock held in trust	(68.5)	(67.9)
Retained earnings	2,292.9	2,326.4
Accumulated other comprehensive loss	(476.5)	(510.9)
Total shareholders’ equity	3,201.2	3,387.3
Noncontrolling interests	0.7	0.7
Total equity	3,201.9	3,388.0
Total liabilities and equity	$7,621.0	$7,422.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	January 27, 2013	January 29, 2012
	(unaudited)
Cash flows from operating activities:
Net income	$154.1	$281.8
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	176.1	182.4
Loss (gain) on sale of property, plant and equipment, including breeding stock	11.0	(25.3)
(Income) loss from equity method investments	(13.8)	11.3
Pension expense	72.0	42.9
Pension contributions	(8.6)	(132.1)
Changes in operating assets and liabilities and other, net	(335.8)	(150.3)
Net cash flows from operating activities	55.0	210.7

Cash flows from investing activities:
Capital expenditures	(194.9)	(199.0)
Business acquisition, net of cash acquired	(23.1)	—
Net (expenditures) proceeds from breeding stock transactions	(14.4)	4.3
Proceeds from the sale of property, plant and equipment	14.9	5.6
Other	—	(0.1)
Net cash flows from investing activities	(217.5)	(189.2)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,019.2	—
Principal payments on long-term debt and capital lease obligations	(714.6)	(149.7)
Net proceeds from revolving credit facilities and notes payable	72.1	18.4
Repurchase of common stock	(386.4)	(110.6)
Change in cash collateral	—	23.9
Debt issuance costs and other	(16.7)	(9.9)
Net cash flows from financing activities	(26.4)	(227.9)

Effect of foreign exchange rate changes on cash	3.2	(4.7)
Net change in cash and cash equivalents	(185.7)	(211.1)
Cash and cash equivalents at beginning of period	324.3	374.7
Cash and cash equivalents at end of period	$138.6	$163.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Smithfield Foods, Inc., together with its subsidiaries (the “Company,” “we,” “us” or “our”), is the largest hog producer and pork processor in the world. In the United States, we are also the leader in numerous packaged meats categories with popular brands including Farmland®, Smithfield®, Eckrich®, Armour® and John Morrell®. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We conduct our operations through four reportable segments: Pork, Hog Production, International and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments.
The three months ended January 27, 2013 correspond to the third quarter of fiscal 2013 and the three months ended January 29, 2012 correspond to the third quarter of fiscal 2012.
Net Income per Share
We present dual computations of net income per share. The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options and performance share units, during the period. We excluded stock options for approximately 1.4 million and 1.4 million shares for the three months ended January 27, 2013 and January 29, 2012, respectively, and 2.1 million and 1.7 million shares for the nine months ended January 27, 2013 and January 29, 2012, respectively, from the diluted computation because their effect would have been anti-dilutive.

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

NOTE 3:	INVENTORIES
Inventories consist of the following:

	January 27, 2013	April 29, 2012
	(in millions)
Livestock	$1,139.9	$962.8
Fresh and packaged meats	929.9	912.1
Grains	202.7	90.4
Manufacturing supplies	64.3	59.1
Other	53.9	48.0
Total inventories	$2,390.7	$2,072.4

NOTE 4:	DERIVATIVE FINANCIAL INSTRUMENTS
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
We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of January 27, 2013, prepaid expenses and other current assets included $20.2 million representing cash on deposit with brokers to cover losses on our open derivative instruments and accrued expenses and other current liabilities included $0.9 million representing cash deposits received from brokers to cover gains on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of January 27, 2013, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of January 27, 2013, we had credit exposure of $23.4 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, our credit exposure was reduced to $2.5 million as of January 27, 2013. No significant concentrations of credit risk existed as of January 27, 2013.
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

	Assets		Liabilities
	January 27, 2013	April 29, 2012	January 27, 2013	April 29, 2012
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$41.3	$35.3	$22.4	$9.6
Livestock contracts	8.5	22.9	3.9	—
Foreign exchange contracts	1.3	1.9	0.1	—
Total	51.1	60.1	26.4	9.6

Derivatives using the "mark-to-market" method:
Grain contracts	10.5	9.1	3.0	1.0
Livestock contracts	1.4	7.4	1.0	7.2
Energy contracts	2.7	—	3.7	12.2
Foreign exchange contracts	0.8	2.4	0.3	0.7
Total	15.4	18.9	8.0	21.1
Total fair value of derivative instruments	$66.5	$79.0	$34.4	$30.7
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of January 27, 2013, we had no cash flow hedges for forecasted transactions beyond April 2014.
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
During the nine months ended January 27, 2013, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	30,885,000	114,525,000	Bushels
Soybean meal	273,496	755,444	Tons
Lean hogs	—	569,920,000	Pounds
Foreign currency (1)	15,922,580	71,979,138	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(33.7)	$(4.3)	$40.6	$6.0	$(1.4)	$—
Lean hog contracts	7.5	23.7	(3.5)	7.0	—	0.4
Foreign exchange contracts	0.3	(10.1)	1.4	(3.6)	—	—
Total	$(25.9)	$9.3	$38.5	$9.4	$(1.4)	$0.4

	Nine Months Ended		Nine Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$95.8	$(20.9)	$62.2	$74.1	$2.0	$(0.1)
Lean hog contracts	6.4	53.0	54.3	12.1	0.3	(0.7)
Interest rate contracts	—	—	—	(2.4)	—	—
Foreign exchange contracts	0.1	(5.6)	0.8	(3.2)	—	—
Total	$102.3	$26.5	$117.3	$80.6	$2.3	$(0.8)

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
As of January 27, 2013, there were deferred net gains of $41.9 million, net of tax of $26.3 million, in accumulated other comprehensive loss. We expect to reclassify $43.2 million ($26.4 million net of tax) of deferred net gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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

During the nine months ended January 27, 2013, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	—	286,800,000	Pounds
Corn	3,015,000	13,930,000	Bushels
The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gains (Losses) Recognized in Earnings on Derivative		Gains (Losses) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
	(in millions)		(in millions)
Commodity contracts	$0.5	$2.3	$(0.6)	$(2.0)

	Nine Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
	(in millions)		(in millions)
Commodity contracts	$(18.2)	$13.4	$10.6	$(7.0)

We recognized losses of $6.9 million and $0.2 million for the three months ended January 27, 2013 and January 29, 2012, respectively, and losses of $2.4 million and gains of $4.5 million for the nine months ended January 27, 2013 and January 29, 2012, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
For fair value hedges of inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in gains of $0.3 million for the three months ended January 29, 2012, and losses of $7.5 million and gains of $6.0 million for the nine months ended January 27, 2013 and January 29, 2012, respectively.
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

During the nine months ended January 27, 2013, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	320,000	121,920,000	Pounds
Corn	1,680,000	22,960,000	Bushels
Soybean meal	40,314	109,605	Tons
Soybeans	155,000	935,000	Bushels
Wheat	—	2,000,000	Bushels
Natural gas	9,940,000	11,030,000	Million BTU
Diesel	—	2,016,000	Gallons
Crude oil	18,000	144,000	Barrels
Foreign currency (1)	23,089,235	124,136,878	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains and losses recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
	(in millions)		(in millions)
Commodity contracts	$3.0	$(14.5)	$11.9	$10.8
Foreign exchange contracts	(0.2)	2.7	4.0	7.3
Total	$2.8	$(11.8)	$15.9	$18.1

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

NOTE 5:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	January 27, 2013	April 29, 2012
		(in millions)
Campofrío Food Group (CFG)	37%	$389.0	$385.2
Mexican joint ventures	50%	121.6	111.2
Other	Various	25.9	26.2
Total investments		$536.5	$522.6

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

As of January 27, 2013, we held 37,811,302 shares of CFG common stock. Shares of CFG are publicly traded on the Bolsa de Madrid Exchange (Madrid Exchange). As the table below shows, the carrying value of our investment in CFG was above the quoted market price on the Madrid Exchange as of January 27, 2013, indicating a possible impairment of our investment in CFG. However, we do not believe the quoted share price on the Madrid Exchange is, by itself, reflective of the fair value of our investment in CFG for the following reasons:

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

The average daily trading volume during the last 21 months represents less than three hundredths of one percent of the total outstanding shares. The lack of an active market can cause significant fluctuations and volatility in the stock price that are not commensurate with fundamental changes in the underlying business and the fair value of our holding in CFG. Shares trading on the Madrid Exchange have ranged from a high of €9.28 ($13.74) to a low of €4.12 ($5.39) per share during the last 21 months, with upward and downward fluctuations in between.
The table below shows CFG's intra-day high share price and Smithfield's carrying value, expressed in euro per share, on various dates relevant to our disclosures during the last 21 months.

Date	Share Price	Carrying Value
May 5, 2011	€9.27	€7.93
February 17, 2012	€7.20	€7.54
April 29, 2012 (1)	€6.30	€7.70
October 28, 2012 (1)	€5.69	€7.65
January 27, 2013 (1)	€4.85	€7.64
——————————————

(1)	Share prices on quarter end date reflect the last trading day in the quarter.
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
Based on an evaluation of all these factors, we concluded the fair value of our investment in CFG as of January 27, 2013, exceeded its carrying amount. However, our estimate of fair value has declined by approximately 10% to 20% over the last 21 months, significantly eroding the gap between fair value and carrying value. The fair value decline is primarily attributable to persistent recessionary conditions in Western Europe, which have dampened CFG's current operating performance. In addition, rising interest rates associated with European sovereign debt crises have forced discount rates higher, diminishing the values calculated using our discounted cash flow techniques. Finally, CFG's share price on the Madrid Exchange has declined and, notwithstanding our reservations about the Madrid Exchange price, we nonetheless utilize it as a component of our valuation work and believe such declines must be considered as part of our fair value estimate. While we do not believe our investment is impaired as of January 27, 2013, the confluence of these and other factors has decreased our estimate of CFG's fair value and increased the risk of impairment. If the trends contributing to our lower estimate of CFG's fair value continue, the investment would become impaired. Specifically, if the most sensitive factors affecting our fair value calculations (i.e., estimates of future cash flows, interest rates and share price) continue to deteriorate, it is reasonably possible that our estimate of fair value could fall below carrying value. If that occurs, and we determine that the decline is other than temporary, we would record a charge to income for the difference between the estimate of fair value and the carrying amount of our investment.

(Income) loss from equity method investments consists of the following:

		Three Months Ended		Nine Months Ended
Equity Investment	Segment	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
		(in millions)		(in millions)
CFG (1)	International	$(5.8)	$28.2	$(7.2)	$24.0
Mexican joint ventures	International	(0.6)	(6.4)	(6.1)	(11.3)
All other equity method investments	Various	—	0.2	(0.5)	(1.4)
(Income) loss from equity method investments		$(6.4)	$22.0	$(13.8)	$11.3
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

In December 2011 (fiscal 2012), the board of CFG approved a multi-year plan to consolidate and streamline its manufacturing operations to improve operating efficiencies and increase utilization (the CFG Consolidation Plan). The CFG Consolidation Plan includes the disposal of certain assets, employee redundancy costs and the contribution of CFG's French cooked ham business into a newly formed joint venture. As a result, we recorded our share of CFG's charges totaling $38.7 million in (income) loss from equity method investments within the International segment in the third quarter of fiscal 2012.

NOTE 6:	DEBT
As of January 27, 2013, the current portion of long-term debt and capital lease obligations included our outstanding 7.75% senior unsecured notes due May 2013 (2013 Notes) totaling $55.0 million and our outstanding 4% senior unsecured convertible notes due June 2013 (Convertible Notes) totaling $390.0 million, net of unamortized discounts of $10.0 million, which were reclassified from long-term debt and capital lease obligations in the first quarter of fiscal 2013.
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
Working Capital Facilities
As of January 27, 2013, we had aggregate credit facilities totaling $1.3 billion, including an inventory-based revolving credit facility totaling $925.0 million (the Inventory Revolver), an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility) and international credit facilities totaling $147.6 million. Our unused capacity under these credit facilities was $1.1 billion. See Note 14—Subsequent Events for additional discussion of our working capital facilities.
As part of the Securitization Facility agreement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of January 27, 2013, the SPV held $440.4 million of accounts receivable and we had $30.0 million in outstanding borrowings on the Securitization Facility.

Term Loans
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
See Note 14—Subsequent Events for additional discussion of our term loans.

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
We (together with our joint venture partners) guarantee debt borrowed by Agroindustrial del Noroeste (Norson), an unconsolidated joint venture, of up to $87.0 million, of which $57.5 million was outstanding as of January 27, 2013. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee $10.5 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

NOTE 8:	INCOME TAXES
Our effective tax rate was 15% and 36% for the three months ended January 27, 2013 and January 29, 2012, respectively, and 23% and 33% for the nine months ended January 27, 2013 and January 29, 2012, respectively. The year-over-year variances in the effective tax rates resulted primarily from the earnings mix between foreign and domestic operations and the passage of the American Taxpayer Relief Act of 2012 that retroactively reinstated the Research and Development, Work Opportunity and Welfare to Work tax credits.

NOTE 9:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
	(in millions)		(in millions)
Service cost	$11.8	$9.3	$35.4	$28.0
Interest cost	18.7	19.0	56.1	57.0
Expected return on plan assets	(19.7)	(19.9)	(59.1)	(59.7)
Net amortization	13.2	5.9	39.6	17.6
Net periodic pension cost	$24.0	$14.3	$72.0	$42.9

NOTE 10:	SHAREHOLDERS’ EQUITY
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
During the nine months ended January 27, 2013, we repurchased 19,068,079 shares of our common stock for $386.4 million, including related fees. The price of the repurchased shares has been allocated among common stock, additional paid-in capital and retained earnings in our consolidated condensed balance sheet in accordance with applicable accounting guidance.
In November 2012 (fiscal 2013), we repurchased 7,000,000 shares of our common stock from COFCO Corporation, China's largest national agricultural trading and processing company, for $147.8 million. These shares were repurchased as part of the Share Repurchase Program.
Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through January 27, 2013, we have repurchased 28,244,783 shares of our common stock for $575.9 million, including related commissions, at an average price of $20.38.
Stock Options and Performance Share Units
During the nine months ended January 27, 2013, we issued 98,942 shares of common stock upon the exercise of stock options and 324,475 shares of common stock for vested performance share units. In fiscal 2012, we issued 87,262 shares of common stock upon exercise of stock options and 417,288 shares of common stock for vested performance share units.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of January 27, 2013 and April 29, 2012:

	January 27, 2013				April 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$30.0	$3.9	$—	$33.9	$52.0	$1.3	$—	$53.3
Foreign exchange contracts	—	2.1	—	2.1	—	4.3	—	4.3
Open-ended mutual funds	10.4	—	—	10.4	12.2	—	—	12.2
Insurance contracts	—	54.9	—	54.9	—	51.3	—	51.3
Total	$40.4	$60.9	$—	$101.3	$64.2	$56.9	$—	$121.1

Liabilities
Derivatives:
Commodity contracts	$—	$3.5	$—	$3.5	$—	$8.6	$—	$8.6
Foreign exchange contracts	—	0.4	—	0.4	—	0.7	—	0.7
Total	$—	$3.9	$—	$3.9	$—	$9.3	$—	$9.3

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the nine months ended January 27, 2013, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.

Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of January 27, 2013 and April 29, 2012.

	January 27, 2013		April 29, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,588.0	$2,337.2	$2,176.5	$1,937.3

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
We have no material contingencies or uncertainties that could be expected to affect the fairness of presentation of our consolidated condensed financial statements as of January 27, 2013.
Litigation
There have been no significant developments regarding litigation disclosed in Note 16 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012 and our Quarterly Reports on Form 10-Q for the quarterly periods ended July 29, 2012 and October 28, 2012, nor have any significant new matters arisen during the three months ended January 27, 2013.

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
The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
	(in millions)		(in millions)
Sales:
Segment sales—
Pork	$3,003.1	$2,992.7	$8,323.6	$8,364.8
Hog Production	837.9	761.8	2,300.7	2,296.9
International	393.1	360.4	1,098.5	1,126.5
Total segment sales	4,234.1	4,114.9	11,722.8	11,788.2
Intersegment sales—
Pork	(10.2)	(10.5)	(30.9)	(26.2)
Hog Production	(630.4)	(614.8)	(1,765.7)	(1,851.1)
International	(10.2)	(11.3)	(25.8)	(25.8)
Total intersegment sales	(650.8)	(636.6)	(1,822.4)	(1,903.1)
Consolidated sales	$3,583.3	$3,478.3	$9,900.4	$9,885.1

Operating profit (loss):
Pork	$179.9	$195.9	$492.8	$503.8
Hog Production	(64.5)	(6.6)	(74.0)	127.0
International	43.7	6.2	100.4	23.5
Corporate	(22.8)	(25.0)	(72.8)	(85.9)
Consolidated operating profit	$136.3	$170.5	$446.4	$568.4

NOTE 14:	SUBSEQUENT EVENTS
Working Capital Facilities
On January 31, 2013 (fiscal 2013), we partially exercised the accordion feature of our Second Amended and Restated Credit Agreement and increased the borrowing capacity of the Inventory Revolver from a total of $925.0 million to a total of $1.025 billion. All other terms and conditions of the Inventory Revolver remain unchanged, including the limitation on the actual amount of credit that is available from time to time under the Inventory Revolver as a result of borrowing base valuations of our inventory, accounts receivable and certain cash balances.
We have the right to further exercise the accordion feature and increase its total revolving commitment by an additional aggregate amount not to exceed $200.0 million, to the extent that any one or more new or existing lenders commit to being a lender for the additional amount and certain other customary conditions are met.
Bank of America Term Loan
On February 4, 2013 (fiscal 2013), we executed a new $200.0 million term loan with a scheduled maturity date of February 4, 2014 (the Bank of America Term Loan). The Bank of America Term Loan bears interest at a rate of LIBOR plus 3.25% per annum or, at our election, a base rate plus 2.25% per annum. In addition, we may elect to prepay the Bank of America Term Loan at any time, subject to the payment of a prepayment premium of 1% applicable to prepayments made at any time during the first eight months of the term. The Bank of America Term Loan contains various restrictive covenants substantially similar to those contained in the Inventory Revolver, including with respect to liens, indebtedness, investments and acquisitions, capital expenditures, distributions, mergers and asset sales, in each case, subject to certain qualifications and exceptions. In addition, the Bank of America Term Loan contains financial covenants that are also substantially similar to those contained in the Inventory Revolver.

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
EXECUTIVE OVERVIEW
We are the largest hog producer and pork processor in the world. In the United States, we are also the leader in numerous packaged meats categories with popular brands including Farmland®, Smithfield®, Eckrich®, Armour® and John Morrell®. We are committed to providing good food in a responsible way and maintain robust animal care, community involvement, employee safety, environmental, and food safety and quality programs.
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
Third Quarter of Fiscal 2013 Summary
Net income was $81.5 million, or $.58 per diluted share, in the third quarter of fiscal 2013 compared to net income of $79.0 million, or $.49 per diluted share, in the same quarter last year. The following summarizes the operating results of each of our reportable segments and other significant items impacting pre-tax income for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012:

▪	Pork segment operating profit decreased by $16.0 million primarily as a result of lower fresh pork market prices.

▪	Hog Production segment operating profit decreased $57.9 million primarily as a result of higher feed costs and lower hog prices.

▪
International segment operating profit increased by $37.5 million primarily due to charges recognized by our equity method investee, Campofrío Food Group (CFG), in the prior year, of which our share was $38.7 million.

▪	The prior year included losses on debt extinguishments of $4.6 million.

Debt Refinancing
In August 2012 (fiscal 2013), we issued $1.0 billion aggregate principal amount of ten year, 6.625% senior unsecured notes (2022 Notes) at a price equal to 99.5% of their face value. We used the net proceeds to repurchase $694.4 million of outstanding senior notes coming due in May 2013 and July 2014. As a result of these repurchases, we recognized losses on debt extinguishment of $120.7 million in the second quarter of fiscal 2013. We also extended the maturity date of our $200.0 million Rabobank Term Loan from June 2016 (fiscal 2017) to May 2018 (fiscal 2019). These activities have significantly improved our debt maturity profile, removed the early maturity trigger on our inventory-based revolving credit facility (the Inventory Revolver), and released the encumbrances on our real estate and fixed assets.
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
Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through January 27, 2013, we have repurchased 28,244,783 shares of our common stock for $575.9 million, including related commissions, at an average price of $20.38 per share. As of January 27, 2013, we had $24.5 million available for future repurchases under the Share Repurchase Program.
Sequester
We are closely monitoring the situation with sequestration and how that may affect our plants. All of our domestic processing facilities are under mandatory inspection by USDA-FSIS, including our pork slaughter facilities that have mandatory USDA inspectors present during all times of operation. USDA has indicated that inspector furloughs would be concentrated in the July through September time frame and that the agency will send out furlough notices to individual inspectors at least 30 days in advance. However, industry representatives, elected leaders and others are working to prevent furloughs from occurring. Possible solutions include Congress striking a bargain to eliminate sequestration altogether; the passage of more targeted exemptions designed to allow funding of FSIS inspectors from other areas of the USDA budget; or elimination of certain cuts through the passage of another appropriations continuing resolution. There can be no assurance that sequestration will not have a material adverse affect on our operations.

Strategy for Growth
We are focused on top and bottom line growth and transforming the Company into a more value-added consumer packaged meats company. Our strategy includes growing our base business, further improving our cost structure and targeting branded and value-added acquisitions.
The fundamental tenets of our organic growth plan include:

•
Increased capital investment to upgrade facilities with new machinery and equipment to improve our competitive cost structure and achieve least cost/best in class operations. We expect $300 million to $350 million in annual capital expenditures over the next several years to fund this investment in our business.

•
Continued higher investment in marketing and advertising programs to build brand equity and grow sales. Our plan is to increase our annual marketing and advertising expenditures by double digits for the foreseeable future. Currently, marketing and advertising expense represents approximately 1% of packaged meats sales.

•
Establish a culture of innovation to build a strong product pipeline to drive packaged meats volume and margins. Our innovation initiative will be focused in five strategic areas: packaging, health and wellness, convenience, taste and pork consumer solutions. These platforms have a strong focus on product differentiation highlighting quality and convenience, better-for-you foods, including lower sodium, lean protein, and natural ingredients, and new taste experiences.

•
Emphasize our hog production assets as a strategic point of difference. We believe that our vertically integrated platform is a competitive advantage for the Company as it allows us to meet customer specifications. Both domestic and export customers are asking for differentiated products, from gestation pen pork to ractopamine free meat, and we are uniquely positioned to fill this demand.

In addition to our organic growth strategy, we intend to apply a disciplined approach in acquiring branded and value-added companies while maintaining a conservative balance sheet. Our strategy is to target modest-sized companies that can be easily integrated into our existing business. We would expect to finance such acquisitions with a combination of cash generated from our existing businesses and debt.
For example, in February 2013 (fiscal 2013), we signed a non-binding letter of intent to form a 50/50 joint venture with Kansas City Sausage Company, LLC (KCS), including its sister company, Pine Ridge Farms, LLC. This joint venture, as contemplated, will be a leading U.S. sausage producer and sow processor. We intend to merge KCS's low-cost, efficient operations and high-quality products with our strong brands and sales and marketing team to continue to grow our packaged meats business.
The venture will operate in Des Moines, Iowa and Kansas City, Missouri. In Des Moines, the venture will produce premium raw materials for sausage, as well as value-added products, including boneless hams and hides. The Kansas City plant is a modern sausage processing facility in the U.S. and is designed for optimum efficiency to provide retail and foodservice customers with high quality products. With our strong ongoing focus on building our packaged meats business, and with 15% of the U.S. sow population, this joint venture is a logical fit for the Company. It will provide a growth platform in two key packaged meats categories — breakfast sausage and dinner sausage — and will allow us to expand our product offerings to our customers. These categories represent over $4 billion in retail and foodservice sales annually.
The transaction, as anticipated, will be funded with cash on hand and is expected to close in the fourth quarter of fiscal 2013, subject to customary closing conditions. We expect the transaction to be immediately accretive to earnings.

Outlook
The commodity markets affecting our business fluctuate on a daily basis. In this operating environment, it is difficult to forecast industry trends and conditions. The outlook statements that follow must be viewed in this context.

•
Pork—Our fresh pork business was solidly profitable in the third quarter of fiscal 2013. We continue to focus on improving our product mix toward differentiated, branded and value-added products, both domestically and in the export markets.

While the fresh pork complex was weak in the latter part of the third quarter of fiscal 2013 and early stages of the fourth quarter of fiscal 2013, we see positive fundamentals looking ahead. Lower per capita protein supplies and higher prices for competing proteins should help push pork retail prices higher in calendar 2013. Higher costs and more stringent regulations should yield lower European Union (EU) pork production and EU exports in calendar 2013, which should further strengthen demand for U.S. pork exports. While these are positive trends, consumers are facing higher taxes and energy costs, which could adversely impact domestic demand.
Taking all of this into account, we believe fresh pork operating margins will continue to be in the normalized range of $3 to $7 per head in the fourth quarter of fiscal 2013, as well as in fiscal 2014.
Our packaged meats business continues to post strong results. We anticipate consistent growth, with increased market share and broader distribution of our core brands. We expect packaged meats operating margins to be at the high end of the normalized range of $.12 to $.17 per pound with volume growth of at least 2-3% for fiscal 2013, and for this trend to continue into fiscal 2014.

•
Hog Production—Live hog market prices averaged $60 per hundredweight in the third quarter of fiscal 2013, 2% lower than a year ago. As we move through the fourth quarter of fiscal 2013 and summer, hog prices should move seasonally higher from current levels.

Drought conditions last summer in the United States caused sharp increases in feed grain prices. Consequently, raising costs averaged $68 per hundredweight in the third quarter of fiscal 2013, up 7% from the prior year. We expect raising costs to remain at similar levels in the fourth quarter before trending downward by the second quarter of fiscal 2014.
Our grain hedges should dampen the effects of high priced grain for the balance of the fiscal year. However, we still expect losses per head in the mid single digit range in hog production for fiscal 2013. It is difficult to forecast hog production results for fiscal 2014 at this point, but we are actively working to mitigate commodity price risk in this segment.

•
International—Our International segment delivered solid operating profits of $43.7 million in the third quarter of fiscal 2013. Our European hog production operations should continue to benefit from lower hog supplies on the continent. Our Mexican hog production joint ventures are currently operating in a challenging production environment. We expect minimal profitability in these operations for the balance of fiscal 2013. Before meaningful contributions to segment profitability can be expected, additional improvements in live hog prices and/or feed grain cost will be needed.

On the meat processing side of our international business, we expect profitable results from our Polish meat operations for the balance of fiscal 2013, despite higher raw material costs. The approval to export pork products out of Romania to EU member countries during the fourth quarter of fiscal 2012 should continue to benefit results from our Romanian meat operations. We also expect a solid contribution from our Mexican meat operations.
Finally, in the third quarter of fiscal 2012, CFG announced a multi-year comprehensive plan to consolidate and streamline its manufacturing operations, which should improve operating results over the long-term. In the near-term, however, we expect only modest positive contributions from CFG.
In total, we expect operating profits from this segment to be at the high end of the normalized range of $50 million to $125 million for fiscal 2013 and fiscal 2014.

RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
Missouri Litigation
In the first quarter of fiscal 2012, we recognized $39.0 million in charges associated with negotiations over a global settlement for nuisance litigation in Missouri. The charges were recognized in selling, general and administrative expenses in the Hog Production segment. During the second quarter of fiscal 2013, the parties to the litigation reached an agreement and consummated the global settlement.
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
CFG Consolidation Plan
In December 2011 (fiscal 2012), the board of CFG approved a multi-year plan to consolidate and streamline its manufacturing operations to improve operating efficiencies and increase utilization (the CFG Consolidation Plan). The CFG Consolidation Plan includes the disposal of certain assets, employee redundancy costs and the contribution of CFG's French cooked ham business into a newly formed joint venture. As a result, we recorded our share of CFG's charges totaling $38.7 million in (income) loss from equity method investments within the International segment in the third quarter of fiscal 2012.
Consolidated Results of Operations
The tables presented below compare our results of operations for the three and nine months ended January 27, 2013 and January 29, 2012. As used in the tables, "NM" means "not meaningful."
Sales and cost of sales

	Three Months Ended			Nine Months Ended
	January 27, 2013	January 29, 2012	% Change	January 27, 2013	January 29, 2012	% Change
	(in millions)			(in millions)
Sales	$3,583.3	$3,478.3	3%	$9,900.4	$9,885.1	—%
Cost of sales	3,254.5	3,098.5	5	8,862.1	8,678.6	2
Gross profit	$328.8	$379.8	(13)%	$1,038.3	$1,206.5	(14)%
Gross profit margin	9%	11%		10%	12%

The following items explain the significant changes in sales and gross profit:
Three Months:

▪	Sales increased in the current year as a result of higher volumes across all segments.

▪	The decline in gross profit margin was primarily caused by higher hog feed costs and lower fresh meat values in the U.S.
Nine Months:

▪
Sales in the current year were slightly higher than the prior year as higher volumes across all segments were largely offset by lower domestic fresh meat market prices and the effects of foreign currency translation.

▪	The decline in gross profit margin was primarily caused by higher hog feed costs and lower fresh meat values in the U.S.

Selling, general and administrative expenses (SG&A)

	Three Months Ended			Nine Months Ended
	January 27, 2013	January 29, 2012	% Change	January 27, 2013	January 29, 2012	% Change
	(in millions)			(in millions)
Selling, general and administrative expenses	$198.9	$187.3	6%	$605.7	$626.8	(3)%

The following items explain the significant changes in SG&A:
Three Months:

▪	Pension and other postretirement benefit expense increased $6.7 million in the current year.

▪	Marketing and advertising spending increased significantly in the current year.

▪	Government subsidies recognized in our Romanian operations increased $4.1 million.

Nine Months:

▪	The prior year included a charge of $39.0 million related to the Missouri litigation.

▪
The prior year included $6.4 million in professional fees associated with the potential acquisition of a controlling interest in CFG. In June 2011 (fiscal 2012), we terminated negotiations to purchase the additional interest.

▪	Government subsidies recognized in our Romanian operations increased $4.1 million.

▪	Pension and other postretirement benefit expense increased $20.1 million.

▪	Marketing and advertising spending increased significantly in the current year.

▪	The current year included $1.9 million of foreign currency gains compared to $7.3 million of foreign currency losses in the prior year.

(Income) loss from equity method investments

	Three Months Ended			Nine Months Ended
	January 27, 2013	January 29, 2012	% Change	January 27, 2013	January 29, 2012	% Change
	(in millions)			(in millions)
CFG	$(5.8)	$28.2	121%	$(7.2)	$24.0	130%
Mexican joint ventures	(0.6)	(6.4)	(91)	(6.1)	(11.3)	(46)
All other equity method investments	—	0.2	(100)	(0.5)	(1.4)	(64)
(Income) loss from equity method investments	$(6.4)	$22.0	129%	$(13.8)	$11.3	222%

The following items explain the significant changes in (income) loss from equity method investments:
Three Months:

▪	The prior year included $38.7 million of charges related to the CFG Consolidation Plan.

▪	Results from our Mexican joint ventures were negatively impacted by higher hog feed costs, lower hog prices and lower meat sales.
Nine Months:

▪	The prior year included $38.7 million of charges related to the CFG Consolidation Plan.

▪
Results from our Mexican joint ventures were negatively impacted by higher hog feed costs, lower hog prices and lower meat sales. More favorable foreign exchange rates benefited results by $4.6 million year over year.

Interest expense

	Three Months Ended			Nine Months Ended
	January 27, 2013	January 29, 2012	% Change	January 27, 2013	January 29, 2012	% Change
	(in millions)			(in millions)
Interest expense	$40.6	$42.3	(4)%	$124.6	$134.6	(7)%

Interest expense decreased primarily due to the repurchase of $137.5 million of our senior unsecured and secured notes during fiscal 2012, including $22.6 million of our 10% senior secured notes due July 2014 during the third quarter of fiscal 2012.
Loss on debt extinguishment

	Three Months Ended			Nine Months Ended
	January 27, 2013	January 29, 2012	% Change	January 27, 2013	January 29, 2012	% Change
	(in millions)			(in millions)
Loss on debt extinguishment	$—	$4.6	NM	$120.7	$12.2	NM

Fiscal 2013

▪	During the second quarter of fiscal 2013, we recognized a loss of $120.7 million on the repurchase of $589.4 million of our 2014 Notes and $105.0 million of our 2013 Notes.
Fiscal 2012

▪
We recognized losses of $4.6 million and $11.0 million for the three and nine months ended January 29, 2012, respectively, on the repurchase of $59.7 million of our 10% senior secured notes due July 2014.

▪
During the first quarter of fiscal 2012, we recognized a loss on debt extinguishment of $1.2 million for the write-off of debt issuance costs associated with our former asset-based revolving credit agreement (the ABL Credit Facility).

Income tax expense

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
	(in millions)		(in millions)
Income tax expense	$14.2	$44.6	$47.0	$139.8
Effective tax rate	15%	36%	23%	33%

The year-over-year variances in the effective tax rates resulted primarily from the earnings mix between foreign and domestic operations and the passage of the American Taxpayer Relief Act of 2012 that retroactively reinstated the Research and Development, Work Opportunity and Welfare to Work tax credits.

Segment Results
The following information reflects the results from each respective segment prior to the elimination of inter-segment sales.
Pork Segment

	Three Months Ended			Nine Months Ended
	January 27, 2013	January 29, 2012	% Change	January 27, 2013	January 29, 2012	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales:
Fresh pork (1)	$1,245.2	$1,303.2	(4)%	$3,743.5	$3,849.8	(3)%
Packaged meats	1,757.9	1,689.5	4	4,580.1	4,515.0	1
Total	$3,003.1	$2,992.7	—%	$8,323.6	$8,364.8	—%

Operating profit: (2)
Fresh pork (1)	$54.0	$78.5	(31)%	$136.7	$210.1	(35)%
Packaged meats	125.9	117.4	7	356.1	293.7	21
Total	$179.9	$195.9	(8)%	$492.8	$503.8	(2)%

Sales volume:
Fresh pork			4%			4%
Packaged meats			5%			4%
Total (1)			5%			4%

Average unit selling price:
Fresh pork			(8)%			(6)%
Packaged meats			(1)%			(2)%
Total			(4)%			(4)%

Hogs processed			3%			3%

Average live hog prices (per hundredweight) (3)	$59.96	$61.18	(2)%	$61.32	$66.03	(7)%
——————————————

(1)	Includes by-products and rendering.

(2)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.

(3)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
In addition to the information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:
Three Months:

▪	Sales in the current year were slightly higher than the prior year as higher volumes were offset by lower selling prices.

▪	Fresh pork operating profit decreased to $7 per head from $11 per head as lower hog costs only partially offset the decline in fresh meat market prices.

▪
Packaged meats operating profit improved over last year on higher sales volume. Operating margin was relatively flat compared to last year at $.15 per pound as lower raw material costs were largely offset by a significant increase in marketing and advertising expense and slightly lower average sales prices.

Nine Months:

▪	Sales in the current year were slightly lower than the prior year as higher volumes were offset by lower selling prices.

▪	Fresh pork operating profit decreased to $6 per head from $10 per head as lower hog costs only partially offset the decline in fresh meat market prices.

▪
Packaged meats operating profit margin improved to $.17 per pound from $.14 per pound in spite of slightly lower average sales prices and a significant hike in marketing and advertising expense, benefiting from lower raw material costs.

Hog Production Segment

	Three Months Ended			Nine Months Ended
	January 27, 2013	January 29, 2012	% Change	January 27, 2013	January 29, 2012	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales	$837.9	$761.8	10%	$2,300.7	$2,296.9	—%
Operating (loss) profit	$(64.5)	$(6.6)	(877)%	$(74.0)	$127.0	(158)%

Head sold	4.2	4.1	2%	11.9	11.9	—%

Average live hog prices (per hundredweight) (1)	$59.96	$61.18	(2)%	$61.32	$66.03	(7)%
Raising costs (per hundredweight) (2)	$67.98	$63.80	7%	$67.85	$63.73	6%
——————————————

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market. These prices do not reflect premiums we receive or the impact of hedging on our actual sales price.

(2)	Includes the effects of grain derivative contracts designated in hedging relationships.
In addition to the information provided in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit:
Three Months:

▪	Sales in the current year increased as higher hog weights and increased volume were partially offset by lower sales prices.

▪	The increase in head sold resulted from the repopulation of farms that had been depopulated a year ago as part of our hog production cost savings initiative.

▪	Operating profit was negatively impacted by higher raising costs as a result of higher priced feed, and lower hog market prices.

Nine Months:

▪	Sales in the current year were consistent with the prior year as higher hog weights and increased volume were offset by lower sales prices.

▪	Operating profit was negatively impacted by higher hog supplies, resulting in a 7% decrease in live hog prices, and increased raising costs, primarily as a result of higher priced feed.

▪	Operating profit in the prior year included a charge of $39.0 million related to the Missouri litigation.

▪
Fiscal 2013 operating profit includes gains of $66.3 million compared to $33.4 million in fiscal 2012 on derivative contracts that are not reflected in the average live hog prices and raising costs presented in the table above; primarily lean hog derivative contracts, and grain derivative contracts that are not designated in hedging relationships for accounting purposes.

▪	Fiscal 2012 operating profit includes accelerated depreciation charges of $8.2 million as a result of our decision to permanently idle certain farm assets in Missouri.

International Segment

	Three Months Ended			Nine Months Ended
	January 27, 2013	January 29, 2012	% Change	January 27, 2013	January 29, 2012	% Change
	(in millions, unless indicated otherwise)			(in millions, unless indicated otherwise)
Sales:
Poland	$320.8	$291.5	10%	$878.4	$916.4	(4)%
Romania	63.3	61.2	3	190.5	184.3	3
United Kingdom	24.5	23.2	6	67.9	71.0	(4)
Eliminations	(15.5)	(15.5)	—	(38.3)	(45.2)	(15)
Total	$393.1	$360.4	9%	$1,098.5	$1,126.5	(2)%

Operating profit (loss):
Poland	$19.9	$21.3	(7)%	$55.1	$36.1	53%
Romania	19.4	7.4	162	38.0	2.7	NM
Other (1)	4.4	(22.5)	120	7.3	(15.3)	148
Total	$43.7	$6.2	605%	$100.4	$23.5	327%

Poland: (2)
Sales volume			11%			9%
Average unit selling price (3)			(3)%			(2)%
Hogs processed			25%			21%
Raising costs (per hundredweight)			11%			5%

Romania: (2)
Sales volume			(4)%			5%
Average unit selling price (3)			15%			15%
Hogs processed			4%			9%
Raising costs (per hundredweight)			(6)%			(5)%
——————————————

(1)	Includes our equity method investments in Mexico and the results from our investment in CFG.

(2)	Percentages computed based on local currency amounts.

(3)	Excludes the sale of live hogs.
In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:
Three Months:

▪
Sales volumes in our Polish operations increased as the number of hogs processed increased 25%. Unit sales prices in our Polish operations increased in several key product categories; however, higher volumes of lower value by-products that resulted from more processed hogs effectively diminished the overall average unit selling price in the current year.

▪	Operating profit in our Polish operations declined slightly as lower sales prices and higher raising costs resulting from higher priced feed more than offset the increase in sales volume.

▪
Sales and operating profit in our Romainian operations improved on significantly higher average unit selling prices, which benefited from the approval to export pork products to European Union member countries beginning in the fourth quarter of fiscal 2012. Operating profit also improved as a result of a $4.1 million increase in government farm subsidies received.

▪	Prior year operating profit included $38.7 million of charges related to the CFG Consolidation Plan.

Nine Months:

▪	The effect of foreign currency translation decreased sales $125.1 million, or 11%.

▪	The effect of foreign currency translation negatively impacted operating profit by $10.4 million.

▪
Sales and operating profit benefited from significantly higher volumes in our Polish operations due to a 21% increase in the number of hogs processed. Unit sales prices in our Polish operations increased in several key product categories; however, higher volumes of lower value by-products that resulted from more processed hogs effectively diminished the overall average unit selling price in the current year.

▪
Sales and operating profit in our Romainian operations improved on significantly higher average unit selling prices and volume, which benefited from the approval to export pork products to European Union member countries beginning in the fourth quarter of fiscal 2012. Sales and hog slaughter volumes benefited from an expansion in our hog production operations in the second quarter of fiscal 2012. Operating profit also improved as a result of a $4.1 million increase in government farm subsidies received.

▪	Prior year operating profit included $38.7 million of charges related to the CFG Consolidation Plan.
Corporate Segment

	Three Months Ended			Nine Months Ended
	January 27, 2013	January 29, 2012	% Change	January 27, 2013	January 29, 2012	% Change
	(in millions)			(in millions)
Operating loss	$(22.8)	$(25.0)	9%	$(72.8)	$(85.9)	15%

The following items explain significant changes in the Corporate segments' operating loss:
Three Months:

▪	The current year included $3.8 million of gains on the cash surrender value of company owned life insurance policies compared to $1.6 million of gains in the prior year.
Nine Months:

▪
The prior year included $6.4 million in professional fees associated with the potential acquisition of a controlling interest in CFG. In June 2011 (fiscal 2012), we terminated negotiations to purchase the additional interest.

▪	The current year included $4.2 million of gains on the cash surrender value of life insurance policies compared to $1.9 million of losses in the prior year.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of January 27, 2013, our liquidity position was $1.2 billion, comprised of $1.1 billion in availability under our credit facilities and $138.6 million in cash and cash equivalents.
In August 2012 (fiscal 2013), we issued $1.0 billion aggregate principal amount of ten year, 6.625% senior unsecured notes at a price equal to 99.5% of their face value. We used $804.9 million of the $981.2 million in net proceeds from the debt offering to repurchase the remaining $589.4 million of our 10% senior secured notes due July 2014 (2014 Notes) and $105.0 million of our 7.75% senior unsecured notes due May 2013 (2013 Notes). As a result of these repurchases, we recognized losses on debt extinguishment of $120.7 million in the second quarter of fiscal 2013, including the write-off of related unamortized discounts, premiums, and debt issuance costs. We also extended the maturity date of our $200.0 million Rabobank Term Loan from June 2016 (fiscal 2017) to May 2018 (fiscal 2019). These activities have significantly improved our debt maturity profile, removed the early maturity trigger on the Inventory Revolver, and released the encumbrances on our real estate and fixed assets.
Subsequent to the end of the third quarter of fiscal 2013, we partially exercised the accordion feature of our Second Amended and Restated Credit Agreement and increased the borrowing capacity of the Inventory Revolver from a total of $925.0 million to a total of $1.025 billion. All other terms and conditions of the Inventory Revolver remain unchanged, including the limitation on the actual amount of credit that is available from time to time under the Inventory Revolver as a result of borrowing base valuations of our inventory, accounts receivable and certain cash balances. We also executed a new $200.0 million term loan with a scheduled maturity date of February 4, 2014 (the Bank of America Term Loan). The Bank of America Term Loan bears interest at a rate of LIBOR plus 3.25% per annum or, at our election, a base rate plus 2.25% per annum. These two financing activities increased our liquidity and provided capital funding at a lower interest rate, which will assist us in retiring upcoming debt maturities in the first quarter of fiscal 2014.
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
Credit Facilities

	January 27, 2013
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$925.0	$—	$—	$—	$925.0
Securitization Facility	275.0	(32.8)	(92.9)	(30.0)	119.3
International facilities	147.6	—	—	(110.2)	37.4
Total credit facilities	$1,347.6	$(32.8)	$(92.9)	$(140.2)	$1,081.7

Securities
We have a shelf registration statement filed with the Securities and Exchange Commission to register sales of debt, stock and other securities from time to time. We would use the net proceeds from the possible sale of these securities for repayment of existing debt or general corporate purposes.
Cash Flows
Operating Activities

	Nine Months Ended
	January 27, 2013	January 29, 2012
	(in millions)
Net cash flows from operating activities	$55.0	$210.7

The following items explain the significant changes in cash flows from operating activities:

▪	Cash paid for grain and other feed ingredients purchased by the Hog Production segment increased approximately $197 million.

▪	Cash received from customers was lower due to the timing of cash receipts.

▪	In the current year, we paid cash to settle the Missouri litigation.

▪	Net cash payments related to domestic income taxes decreased $168.9 million due to a significant refund in the current year.

▪	We contributed $8.6 million to our qualified and non-qualified pension plans in fiscal 2013 compared to $132.1 million, including a $100.0 million voluntary contribution, in fiscal 2012.

▪	Cash paid to outside hog suppliers was lower due to a 7% decrease in average domestic live hog prices.

▪	Cash received for the settlement of derivative contracts and for margin requirements decreased $32.2 million in fiscal 2013.
Investing Activities

	Nine Months Ended
	January 27, 2013	January 29, 2012
	(in millions)
Capital expenditures	$(194.9)	$(199.0)
Business acquisition, net of cash acquired	(23.1)	—
Net (expenditures) proceeds from breeding stock transactions	(14.4)	4.3
Proceeds from the sale of property, plant and equipment	14.9	5.6
Other	—	(0.1)
Net cash flows from investing activities	$(217.5)	$(189.2)

The following items explain the significant investing activities for the nine months ended January 27, 2013 and January 29, 2012:
Fiscal 2013

▪
Capital expenditures included $42.3 million related to our Kinston, North Carolina plant expansion project. The remaining capital expenditures primarily related to plant and hog farm improvement projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

▪	In October 2012 (fiscal 2013), we paid $23.1 million, net of cash acquired, for a 70% interest in American Skin Food Group, LLC.

Fiscal 2012

▪
Capital expenditures primarily related to our plan to improve the cost structure and profitability of our domestic hog production operations, our Kinston, North Carolina plant expansion project and the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

Financing Activities

	Nine Months Ended
	January 27, 2013	January 29, 2012
	(in millions)
Proceeds from the issuance of long-term debt	$1,019.2	$—
Principal payments on long-term debt and capital lease obligations	(714.6)	(149.7)
Net proceeds on revolving credit facilities and notes payable	72.1	18.4
Repurchase of common stock	(386.4)	(110.6)
Change in cash collateral	—	23.9
Debt issuance costs and other	(16.7)	(9.9)
Net cash flows from financing activities	$(26.4)	$(227.9)

The following items explain the significant financing activities for the nine months ended January 27, 2013 and January 29, 2012:
Fiscal 2013

▪
In August 2012 (fiscal 2013), we issued $1.0 billion of our 2022 Notes at a price equal to 99.5% of their face value. We used $804.9 million of the $981.2 million in net proceeds from the debt offering to repurchase the remaining $589.4 million of our 2014 Notes and $105.0 million of our 2013 Notes.

▪	We received net proceeds of $72.1 million from draws on credit facilities, including $30.0 million from the Securitization Facility.

▪	We repurchased 19,068,079 shares of our common stock for $386.4 million as part of the Share Repurchase Program.

▪	We incurred $18.0 million in transaction fees in connection with the issuance of the 2022 Notes, which are being amortized over their ten-year life.
Fiscal 2012

▪	We redeemed the remaining $77.8 million of our 7% senior unsecured notes due August 2011 and repurchased $59.7 million of our 2014 Notes.

▪	We received $18.4 million from draws on credit facilities in the International segment.

▪	We repurchased 5,515,377 shares of our common stock for $110.6 million as part of the Share Repurchase Program.

▪
We received $20.0 million of cash previously held in a deposit account to serve as collateral for overdrafts on certain of our bank accounts and $3.9 million of cash from the counterparty of an interest rate swap contract.

▪	We paid $11.0 million of debt issuance costs in connection with the refinancing of the ABL Credit Facility in the first quarter of fiscal 2012.

Financial Position
Our balance sheet as of January 27, 2013, as compared to April 29, 2012, was impacted by the following significant changes:

▪
Inventories increased $318.3 million mainly due to a larger hog population and increased grain and feed inventories in storage for future use. Also, higher grain prices contributed to higher inventory values.

▪
Accrued expenses and other current liabilities decreased by $104.9 million due to the settlement of the Missouri litigation, timing related to accruals for annual variable compensation and lower margin deposits held by us related to our open derivative positions.

Interest Rate Spread
Although we had no borrowings on the Inventory Revolver as of January 27, 2013, the applicable interest rate would have been LIBOR plus 3.0%. As of January 27, 2013, we had $30.0 million of borrowings outstanding on the Securitization Facility with an interest rate equal to 0.3% plus 1.75%. Interest rates for both the Inventory Revolver and the Securitization Facility are based on pricing-level grids in the respective agreements and determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement).
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
We (together with our joint venture partners) guarantee debt borrowed by Agroindustrial del Noroeste (Norson), an unconsolidated joint venture, of up to $87.0 million, of which $57.5 million was outstanding as of January 27, 2013. The covenants in the guarantee relating to Norson’s debt incorporate our covenants under the Inventory Revolver. In addition, we continue to guarantee $10.5 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.
Additional Matters Affecting Liquidity
Capital Projects
As of January 27, 2013, we anticipate capital expenditures of $80 million to $100 million for the remainder of fiscal 2013, including approximately $17 million related to our Kinston, North Carolina plant expansion project. These capital expenditures are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
We anticipate annual capital expenditures in the range of $300 million to $350 million over the next several years to upgrade facilities with new machinery and equipment in order to improve our competitive cost structure and achieve least cost/best in class operations.

Share Repurchase Program

In June 2012 (fiscal 2013), we announced that our board of directors had approved a new share repurchase program authorizing us to buy up to $250.0 million of our common stock over the next 24 months in addition to the $250.0 million authorized during fiscal 2012 (Share Repurchase Program). In July 2012 (fiscal 2013), our board of directors approved an increase of $100.0 million to the authorized amount under the Share Repurchase Program. Share repurchases may be made on the open market or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, depend on corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time.

Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through January 27, 2013, we have repurchased 28,244,783 shares of our common stock for $575.9 million, including related commissions, at an average price of $20.38 per share. As of January 27, 2013, we had $24.5 million available for future repurchases under the Share Repurchase Program.
Group Pens
In January 2007 (fiscal 2007), we announced a voluntary, ten-year program to phase out individual gestation stalls at our company-owned sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $360.0 million, including associated maintenance and repairs. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of calendar year 2012, we had completed conversions to group housing for over 38% of our sows on company-owned farms. We will continue the conversion as planned with the objective of completing conversions for all sows on company-owned farms by the end of 2017.

Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the nine months ended January 27, 2013, margin deposits ranged from $(67.9) million to $30.5 million (negative amounts representing margin deposits we received from our brokers). The average daily amount we held on deposit from our brokers during the nine months ended January 27, 2013 was $16.7 million. As of January 27, 2013, the net amount we held on deposit from our brokers was $19.3 million.
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
Missouri Litigation
During the second quarter of fiscal 2013, the parties to certain nuisance litigation in Missouri reached an agreement and consummated a global settlement that resolved substantially all of the litigation. The global settlement was not materially different than the accrual we maintained for the settled litigation and, therefore, did not materially affect our profits or losses in the second quarter of fiscal 2013. Payments made by us under the global settlement and payments we received from the insurance carriers are included in our cash flows from operations for the nine months ended January 27, 2013.

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

As of January 27, 2013, the carrying value of our investment in CFG exceeded the quoted market price on the Bolsa de Madrid Exchange (Madrid Exchange), indicating a possible impairment of our investment. However, CFG's share price is just one of several factors we consider in evaluating the fair value of our investment in CFG. In assessing the fair value of our investment, we considered a variety of information, including an independent third party valuation report, which incorporates generally accepted valuation techniques, CFG's history of positive cash flows, expectations about the future cash flows of CFG, market multiples for comparable businesses, and an influence premium applied to the market price of CFG's shares on the Madrid Exchange to adjust for our contractual right to two board seats and our ability to exert significant influence over the operational and strategic decisions of the company.
Based on an evaluation of all these factors, we concluded the fair value of our investment in CFG as of January 27, 2013, exceeded its carrying amount. However, our estimate of fair value has declined by approximately 10% to 20% over the last 21 months, significantly eroding the gap between fair value and carrying value. The fair value decline is primarily attributable to persistent recessionary conditions in Western Europe, which have dampened CFG's current operating performance. In addition, rising interest rates associated with European sovereign debt crises have forced discount rates higher, diminishing the values calculated using our discounted cash flow techniques. Finally, CFG's share price on the Madrid Exchange has declined and, notwithstanding our reservations about the Madrid Exchange price, we nonetheless utilize it as a component of our valuation work and believe such declines must be considered as part of our fair value estimate. While we do not believe our investment is impaired as of January 27, 2013, the confluence of these and other factors has decreased our estimate of CFG's fair value and increased the risk of impairment. If the trends contributing to our lower estimate of CFG's fair value continue, the investment would become impaired. Specifically, if the most sensitive factors affecting our fair value calculations (i.e., estimates of future cash flows, interest rates and share price) continue to deteriorate, it is reasonably possible that our estimate of fair value could fall below carrying value. If that occurs, and we determine that the decline is other than temporary, we would record a charge to income for the difference between the estimate of fair value and the carrying amount of our investment.

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live hogs, feed ingredients (including corn), raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, adverse weather conditions, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations, our ability to effectively restructure portions of our operations and achieve cost savings from such restructurings and other risks and uncertainties described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For additional quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. The following table presents the sensitivity of the fair value of our open commodity contracts and interest rate and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of January 27, 2013 and April 29, 2012.

	January 27, 2013	April 29, 2012
	(in millions)
Grains	$50.7	$49.4
Livestock	35.3	18.0
Energy	5.8	3.3
Foreign currency	4.9	11.9

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of January 27, 2013. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of January 27, 2013.
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012 and our Quarterly Reports on Form 10-Q for the quarterly periods ended July 29, 2012 and October 28, 2012. The following matter, which arose during the quarterly period ended January 27, 2013, was previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.
Farmland (Denison)
In a letter dated November 5, 2012, the Iowa Department of Natural Resources (IDNR) notified Farmland Foods, Inc. (Farmland) that the IDNR will initiate a civil enforcement action against Farmland. IDNR has alleged that Farmland has exceeded certain effluent limitations contained in its wastewater pretreatment agreement in connection with operations at its Denison facility. IDNR inspected the facility in June 2012 and has been in discussions with the City of Denison. We anticipate holding an informal conference with IDNR as a first step towards resolving this matter by agreement. Farmland has been working on improvements to the Denison wastewater facility. While we could face monetary penalties, depending upon the results of the referral, we believe that any ultimate liability with respect to these matters will not have a material adverse effect on our financial position or operations.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 29, 2012 to November 28, 2012	8,244,783		$21.12	8,244,783	$24,490,059
November 29, 2012 to December 28, 2012	45,791	(2)	$22.65	—	$24,490,059
December 29, 2012 to January 27, 2013	—		n/a	n/a	$24,490,059
Total	8,290,574		$21.13	8,244,783	$24,490,059
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

(2)
Purchases of 45,791 shares were made in open market transactions by Wells Fargo, as trustee, and these 45,791 shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit 3.1	—
Articles of Amendment effective September 24, 2012 to the Amended and Restated Articles of Incorporation, including the Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on December 6, 2012).

Exhibit 3.2	—
Amendment to the Bylaws effective June 16, 2010, including the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the SEC on June 18, 2010).

Exhibit 10.1	—
Increased Commitment Supplement, dated January 31, 2013, among the Company, certain lenders party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, relating to the Company's Second Amended and Restated Credit Agreement, dated June 9, 2011 (filed herewith).

Exhibit 10.2	—	Term Loan Agreement, dated as of February 4, 2013, among the Company and Bank of America, N.A. (filed herewith).
Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2	—
Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 101	—
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 27, 2013, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

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
Date: March 8, 2013