Form 10-K
period 2013-04-28
SMITHFIELD FOODS INC
filed 2013-06-18
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2013
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
Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of October 28, 2012 was approximately $2.2 billion. This figure was calculated by multiplying (i) the $20.54 last sales price of registrant’s Common Stock as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter by (ii) the number of shares of registrant’s Common Stock not held by any executive officer or director of the registrant or any person known to the registrant to own more than five percent of the outstanding Common Stock of the registrant. Such calculation does not constitute an admission or determination that any such executive officer, director or holder of more than five percent of the outstanding shares of Common Stock of the registrant is in fact an affiliate of the registrant.

At June 11, 2013, 138,952,618 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. In the event we do not prepare and file such proxy statement, such information shall be provided instead by an amendment to this report filed no later than August 26, 2013.

PART I

ITEM 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
Smithfield Foods, Inc., together with its subsidiaries (the “Company,” "Smithfield," “we,” “us” or “our”), began as a pork processing operation called The Smithfield Packing Company, founded in 1936 by Joseph W. Luter and his son, Joseph W. Luter, Jr. Through a series of acquisitions starting in 1981, we have become the largest pork processor and hog producer in the world.
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
Merger Agreement
On May 28, 2013, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Shuanghui International Holdings Limited, a corporation formed under the laws of the Cayman Islands (Shuanghui) and Sun Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of Shuanghui (Merger Sub and, together with Shuanghui, the Parent Parties), pursuant to which Merger Sub will merge with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Shuanghui.
At the effective time of the Merger (the Effective Time), each share of the Company's common stock issued and outstanding immediately prior to the Effective Time, other than certain excluded shares, will be converted into the right to receive $34.00 in cash, without interest (the Merger Consideration). In addition, upon completion of the Merger, all then-outstanding stock-based compensation awards, whether vested or unvested, will be converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any.
The Company's shareholders will be asked to vote on the adoption of the Merger Agreement and the Merger at a special shareholder meeting that will be held on a date to be announced as promptly as reasonably practicable following the customary SEC clearance process.
The closing of the Merger is subject to a condition that the Merger Agreement be adopted by the affirmative vote of the holders of a majority of all of the outstanding shares of the Company's common stock entitled to vote thereon at such meeting (the Company Shareholder Approval). Consummation of the Merger is also subject to other customary closing conditions including, among other things, the satisfaction (or, in certain cases, waiver) of certain regulatory requirements including the receipt of approval under applicable U.S. and specified foreign antitrust and anti-competition laws and if review by the Committee on Foreign Investment in the United States (CFIUS) has concluded, the absence of any action by the President of the United States to block or prevent the consummation of the Merger . Each party's obligation to consummate the Merger also is subject to certain additional conditions that include, among other things, the accuracy of the other party's representations and warranties, and the other party's compliance with its covenants and agreements, contained in the Merger Agreement (in each case subject to certain materiality qualifiers).

The Merger will be financed through a combination of cash provided by Shuanghui, rollover of certain existing Company debt, as well as debt financing which has been committed by Morgan Stanley Senior Funding, Inc. and a syndicate of banks. The Merger Agreement does not contain a financing condition.
The Merger Agreement contains representations and warranties customary for transactions of this type. The Company has agreed to various customary covenants and agreements, including, among others, agreements to conduct its business in all material respects in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time and not to engage in certain kinds of transactions during this period.
Pursuant to the terms of a limited “go-shop” provision in the Merger Agreement, the Company and its subsidiaries and their respective representatives may initiate, solicit and encourage any alternative acquisition proposals from two third parties who provided acquisition proposals to the Company or its representatives during a specified period prior to the date of the Merger Agreement (the Qualified Pre-Existing Bidders), provide nonpublic information to such Qualified Pre-Existing Bidders and participate in discussions and negotiations with such Qualified Pre-Existing Bidders regarding alternative acquisition proposals. With respect to third parties other than the Qualified Pre-Existing Bidders, the Company is subject to customary “no-shop” restrictions on the ability of the Company to solicit third-party.
Prior to obtaining the Company Shareholder Approval, under specified circumstances our board of directors may change its recommendation in connection with an intervening event that was not known (or the consequences of which were not reasonably foreseen) as of the date of the Merger Agreement, or in connection with an alternative proposal that does not result from a breach of the “no shop” restrictions and that our board of directors determines in good faith would, if consummated, constitute a superior proposal (in which latter case the Company may also terminate the Merger Agreement to enter into such superior proposal). Before our board of directors may change its recommendation in connection with a superior proposal or intervening event, or terminate the Merger Agreement to accept a superior proposal, the Company must provide Shuanghui with customary match rights.
The Merger Agreement contains certain termination rights for the Company and Shuanghui including, subject to certain limitations, the right of either party to terminate the Merger Agreement if the Merger is not consummated by November 29, 2013. Upon termination of the Merger Agreement under specified customary circumstances, the Company will be required to pay Shuanghui a termination fee. The Merger Agreement also provides that Shuanghui will be required to pay the Company a reverse termination fee in certain circumstances if the Merger Agreement is terminated. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Additional Matters Affecting Liquidity—Definitive Merger Agreement” of this Annual Report on Form 10-K for additional information regarding termination rights under the Merger Agreement.
Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on May 29, 2013.
Strategies for Growth
We are focused on top and bottom line growth and transforming the Company into a more value-added consumer packaged meats company. Our strategy includes growing our base business, further improving our cost structure and targeting branded and value-added acquisitions.
The fundamental tenets of our organic growth plan include:

•
Increased capital investment to upgrade facilities with new machinery and equipment to improve our competitive cost structure and achieve least cost and best in class operations. We expect $300 million to $350 million in annual capital expenditures over the next several years to fund this investment in our business.

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

•
Emphasize our hog production assets as a strategic point of difference. We believe that our vertically integrated platform is a competitive advantage for the Company as it allows us to meet customer specifications. Both domestic and export customers are asking for differentiated products, from gestation pen pork to ractopamine-free meat, and we are uniquely positioned to fill this demand. As of April 28, 2013, our facilities in Clinton, North Carolina and Bladen County, North Carolina were 100% ractopamine-free. Our facility in Milan, Missouri is expected to be 100% ractopamine-free by the end of the first quarter of fiscal 2014.

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
Acquisitions
American Skin Food Group, LLC
In September 2012 (fiscal 2013), we acquired a 70% controlling interest in American Skin Food Group, LLC (American Skin) for $24.2 million in cash, including post-closing adjustments for differences in American Skin's calendar 2012 earnings and working capital at closing from agreed-upon targets.
Located in Burgaw, North Carolina, American Skin manufactures and supplies pork rinds to the snack food industry. By leveraging our coordinated sales and marketing team, we believe American Skin can expand into new markets both domestically and internationally, which could substantially increase current sales of approximately $25 million and net income of approximately $3 million annually over the next five to seven years with minimal additional plant investment.

Kansas City Sausage, LLC
In May 2013 (fiscal 2014), we acquired a 50% interest in Kansas City Sausage Company, LLC (KCS), for $35.0 million in cash, subject to a customary post-closing adjustment for differences between working capital at closing and an agreed-upon target. Upon closing, in addition to the cash purchase price, we advanced $10.0 million to the seller in exchange for a promissory note, which is secured by the remaining membership interests in KCS held by the seller. Additionally, we entered into a revolving loan agreement with KCS, under which we agreed to make loans from time to time up to an aggregate principal amount of $20.0 million. The aggregate amount of any obligations incurred under the revolving loan agreement is secured by a first priority security interest in all of the assets of KCS.
KCS is a leading U.S. sausage producer and sow processor. We intend to merge KCS's low-cost, efficient operations and high-quality products with our strong brands and sales and marketing team to continue to grow our packaged meats business. The venture will operate in Des Moines, Iowa and Kansas City, Missouri. In Des Moines, the venture will produce premium raw materials for sausage, as well as value-added products, including boneless hams and hides. The Kansas City plant is a modern sausage processing facility and is designed for optimum efficiency to provide retail and foodservice customers with high quality products. With our strong ongoing focus on building our packaged meats business, and our access to 15% of the U.S. sow population, this joint venture is a logical fit for the Company. It will provide a growth platform in two key packaged meats categories — breakfast sausage and dinner sausage — and will allow us to expand our product offerings to our customers. These categories represent over $4.0 billion in retail and foodservice sales annually.
Debt Refinancing
In August 2012 (fiscal 2013), we issued $1.0 billion aggregate principal amount of ten year, 6.625% senior unsecured notes (2022 Notes) at a price equal to 99.5% of their face value. We used the net proceeds to repurchase $649.4 million of outstanding senior notes coming due in May 2013 and July 2014. As a result of these repurchases, we recognized losses on debt extinguishment of $120.7 million in the second quarter of fiscal 2013. We also extended the maturity date of our $200.0 million Rabobank Term Loan (the Rabobank Term Loan) from June 2016 (fiscal 2017) to May 2018 (fiscal 2019). These activities have significantly improved our debt maturity profile, removed the early maturity trigger on our inventory-based revolving credit facility (the Inventory Revolver), and released the encumbrances on our real estate and fixed assets.

In the fourth quarter of fiscal 2013, we partially exercised the accordion feature of our Second Amended and Restated Credit Agreement and increased the borrowing capacity of the Inventory Revolver from a total of $925.0 million to a total of $1.025 billion. All other terms and conditions of the Inventory Revolver remain unchanged, including the limitation on the actual amount of credit that is available from time to time under the Inventory Revolver as a result of borrowing base valuations of our inventory, accounts receivable and certain cash balances. We also executed a new $200.0 million term loan with a scheduled maturity date of February 4, 2014 (the Bank of America Term Loan). The Bank of America Term Loan bears interest at a rate of LIBOR plus 3.25% per annum or, at our election, a base rate plus 2.25% per annum. These two financing activities increased our liquidity and provided capital funding at a lower interest rate, which will assist us in retiring upcoming debt maturities in the first quarter of fiscal 2014.
DESCRIPTION OF SEGMENTS
Pork Segment
The Pork segment consists mainly of three wholly-owned U.S. fresh pork and packaged meats subsidiaries: Smithfield Packing, Farmland Foods and John Morrell. The Pork segment produces a wide variety of fresh pork and packaged meats products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. The Pork segment currently operates approximately 40 processing plants. We process hogs at eight plants (five in the Midwest and three in the Southeast), with an aggregate slaughter capacity of approximately 113,000 hogs per day. In fiscal 2013, the Pork segment processed approximately 28.5 million hogs.
The Pork segment sold approximately 3.8 billion pounds of fresh pork in fiscal 2013. A substantial portion of our fresh pork is sold to retail customers as unprocessed, trimmed cuts such as butts, loins (including roasts and chops), picnics and ribs.
The Pork segment also sold approximately 2.8 billion pounds of packaged meats products in fiscal 2013. We produce a wide variety of packaged meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. We market our domestic packaged meats products under a number of labels including the following core brand names: Smithfield, Farmland, John Morrell, Gwaltney, Armour, Eckrich, Margherita, Carando, Kretschmar, Cook’s, Curly's and Healthy Ones. We also sell a substantial quantity of packaged meats as private-label products.
Our product lines also include leaner fresh pork products as well as lower-fat and lower-salt packaged meats. We also market a line of lower-fat value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40% lower-fat bacon.
The following table shows the percentages of Pork segment revenues derived from packaged meats products and fresh pork for the fiscal years indicated.

	Fiscal Years
	2013	2012	2011
Packaged meats	56%	54%	56%
Fresh pork (1)	44	46	44
	100%	100%	100%
 ——————————————

(1)	Includes by-products and rendering.
In fiscal 2013, export sales comprised approximately 16% of the Pork segment’s volumes and approximately 14% of the segment’s revenues.
Hog Production Segment
As a complement to our Pork segment, we have vertically integrated into hog production and are the world’s largest hog producer. The Hog Production segment consists of our hog production operations located in the U.S. The Hog Production segment operates numerous hog production facilities with approximately 853,000 sows producing about 16.0 million market hogs annually.

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

	Fiscal Years
	2013	2012	2011
Internal hog sales	76%	80%	78%
External hog sales	14	17	19
Other products (1)	10	3	3
	100%	100%	100%
——————————————

(1)	Consists primarily of grains, feed and gains (losses) on derivatives.
Genetics
We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). The Hog Production segment makes extensive use of these genetic lines, with approximately 853,000 SPG breeding sows. In addition, we have sublicensed some of these rights to some of our strategic hog production partners. We believe that the hogs produced by these genetic lines enable us to market highly differentiated pork products. We believe that the leanness and increased meat yields of these hogs enhance our profitability with respect to both fresh pork and packaged meats. In fiscal 2013, we produced approximately 16.0 million hogs from SPG breeding stock.
Hog production operations
We use advanced management techniques to produce premium quality hogs on a large scale at a low cost. We develop breeding stock, optimize diets for our hogs at each stage of the growth process, process feed for our hogs and design hog containment facilities. We believe our economies of scale and production methods, together with our use of the advanced SPG genetics, make us a low cost producer of premium quality hogs. We also utilize independent farmers and their facilities to raise hogs produced from our breeding stock. Under multi-year contracts, a farmer provides the initial facility investment, labor and front line management in exchange for a service fee. In fiscal 2013, approximately 74% of our market hogs were finished on contract farms.
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

	Fiscal Years
	2013	2012	2011
Packaged meats	48%	47%	47%
Fresh meats	43	43	42
Other products (1)	9	10	11
	100%	100%	100%
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
The Pork segment purchased approximately 53% of its U.S. live hog requirements from the Hog Production segment in fiscal 2013. In addition, we have established multi-year agreements with Maxwell Foods, Inc. and Prestage Farms, Inc., which provide us with a stable supply of high-quality hogs at market-indexed prices. These producers supplied approximately 12% of hogs processed by the Pork segment in fiscal 2013. We also purchase hogs on a daily basis at our Southeastern and Midwestern processing plants and our company-owned buying stations in the Southeast and Midwest.
Like the Pork segment, live hogs are the primary raw materials of our meat processing operations in the International segment with the primary source of hogs being our hog production operations located in Poland and Romania. Our meat processing operations in the International segment purchased approximately 68% of its live hog requirements from our hog production operations located in Poland and Romania in fiscal 2013.
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
We have significant market presence, both domestically and internationally, where we sell our fresh pork, packaged meats and other meat products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. We use both in-house salespersons as well as independent commission brokers to sell our products. In fiscal 2013, we sold our products to more than 3,200 customers, none of whom accounted for as much as 10% of consolidated revenues. We have no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.
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
Research and Development
We conduct continuous research and development activities to develop new products and to improve existing products and processes. We incurred expenses on company-sponsored research and development activities of $80.9 million, $75.9 million and $47.0 million in fiscal 2013, 2012 and 2011, respectively.
FINANCIAL INFORMATION ABOUT SEGMENTS
Financial information for each reportable segment, including revenues, operating profit and total assets, is disclosed in Note 15—Reporting Segments in “Item 8. Financial Statements and Supplementary Data.”
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
We use internationally recognized management systems to manage many of our regulatory programs. For example, we use the International Organization for Standardization (ISO) 14001:2004 standard to manage and optimize environmental performance, and we were the first in the industry to achieve ISO 14001:2004 certification for our hog production and processing facilities. ISO guidelines require a long-term management plan integrating regular third-party audits, goal setting, corrective action, documentation, and executive review. Our Environmental Management System (EMS), which conforms to the ISO 14001:2004 standard, addresses the significant environmental aspects of our operations, provides employee training programs and facilitates engagement with local communities and regulators. Most importantly, the EMS allows the collection, analysis and reporting of relevant environmental data to facilitate our compliance with applicable environmental laws and regulations.

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
Air
During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at EPA's request to assist EPA in considering possible future regulation of air emissions from animal feeding operations. The Academy's study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, our hog production subsidiaries have accepted EPA's offer to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators agreed to pay a penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms have been given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. Pursuant to our consent agreement and order, we paid a $100,000 penalty to EPA. Premium Standard Farm, Inc.'s (PSF's) (now Murphy-Brown of Missouri LLC's ) Texas farms and company-owned farms in North Carolina also agreed to participate in this program. The National Pork Board, of which we are a member and financial contributor, paid the costs of the air emissions monitoring study on behalf of all hog producers, including us, out of funds collected from its members in previous years. The cost of the study for all hog producers was approximately $6.0 million. Monitoring under the study began in the spring 2007 and ended in the winter 2010. EPA made the data available to the public in January 2011 and also issued a Call for Information seeking additional emissions data to ensure it considers the broadest range of available scientific data as it develops improved methodologies for estimating emissions. EPA will review the data to develop emissions estimating methodologies where site-specific information is unavailable. In March 2012, EPA made available draft emission estimation methodologies for broilers and swine and dairy feedings operations for public comment. EPA has not announced when it expects to finalize the methodologies. New regulations governing air emissions from animal agriculture operations are likely to emerge from the monitoring program undertaken pursuant to the consent agreement and order. There can be no assurance that any new regulations that may be proposed to address air emissions from animal feeding operations will not have a material adverse effect on our financial position or results of operations.
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
E15 Ruling
In October 2010, the EPA granted a “partial waiver” to a statutory bar under the Clean Air Act prohibiting fuel manufacturers from introducing fuel additives that are not “substantially similar” to those already approved and in use for vehicles of model year (MY) 1975 or later. The EPA's decision allows fuel manufacturers to increase the ethanol content of gasoline to 15 percent (E15) for use in MY 2007 and newer light-duty motor vehicles, including passenger cars, light-duty trucks, and medium-duty passenger vehicles. In January 2011, the EPA granted another partial waiver authorizing E15 use in MY 2001-2006 light-duty motor vehicles. Prior to EPA's decisions, the ethanol content of gasoline in the United States was limited to 10 percent. Judicial challenges to these rulemakings by a coalition of industry groups were dismissed by the U.S. Court of Appeals for the D.C. Circuit on standing grounds. That ruling is now the subject of a petition to the U.S. Supreme Court which is currently pending.
These agency actions, along with subsequent evaluations by the EPA, allow the introduction of E15 into commerce and the marketplace by manufacturers. Although the long-term impact of E15 is currently unknown, studies have shown that expanded corn-based ethanol production has driven up the price of livestock feed and led to commodity-price volatility. We cannot presently assess the full economic impact of past and future waivers on the meat processing industry or on our operations.
Regulatory and Other Proceedings
From time to time we receive notices from regulatory authorities and others asserting that we are not in compliance with certain environmental laws and regulations. In some instances, litigation ensues.
In March 2006 (fiscal 2006), we entered into a consent decree that settled two citizen lawsuits alleging among other things violations of certain environmental laws. The consent decree provides, among other things, that our subsidiary, Murphy-Brown LLC, will undertake a series of measures designed to enhance the performance of the swine waste management systems on approximately 244 company-owned farms in North Carolina and thereby reduce the potential for surface water or ground water contamination from these farms. Murphy-Brown has successfully completed a number of the measures called for in the consent decree and expects to fulfill its remaining consent degree obligations over the next 12 to 24 months, at which time it will move for termination of the decree.
Prior to our acquisition of PSF, it had entered into a consent judgment with the State of Missouri and a consent decree with the federal government and a citizens group. The judgment and decree generally required that PSF pay penalties to settle past alleged regulatory violations, utilize new technologies to reduce nitrogen in the material that it applies to farm fields and research, and develop and implement “Next Generation Technology” for environmental controls at certain of its Missouri farm operations. PSF has successfully completed  the measures called for in the state judgment and the state court terminated the judgment in the fall of 2012. PSF has also completed a number of the measures called for in the federal consent decree, but is unable to predict at this time when it will complete the remaining consent degree obligations or when the consent decree will be terminated.

Environmental Stewardship
In July 2000, in furtherance of our continued commitment to responsible environmental stewardship, we and our North Carolina-based hog production subsidiaries voluntarily entered into an agreement with the Attorney General of North Carolina (the Agreement) designed to enhance water quality in the State of North Carolina through a series of initiatives to be undertaken by us and our subsidiaries while protecting access to swine operations in North Carolina. One of the features of the Agreement reflects our commitment to preserving and enhancing the environment of eastern North Carolina by providing a total of $50.0 million to assist in the preservation of wetlands and other natural areas in eastern North Carolina and to promote similar environmental enhancement activities. To fulfill our commitment, we made annual contributions of $2.0 million beginning in fiscal 2001 through fiscal 2010. Due to the losses we were experiencing in our Hog Production segment in fiscal 2010, we entered into an agreement with the Attorney General of North Carolina to defer our annual payments in fiscal 2011 and fiscal 2012. This agreement does not reduce our $50.0 million commitment. We re-started our annual $2.0 million payment in fiscal 2013.
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
Our Animal Care Policy underscores the company's Commitments to providing the following:

•	shelter that is designed, maintained, and operated to meet the animals' needs;

•	access to adequate water and high-quality feed to meet nutritional requirements;

•	humane treatment of animals that enhances their well-being and complies with all applicable laws and regulations;

•	identification and appropriate treatment of animals in need of health care; and

•	use of humane methods to euthanize sick or injured animals not responding to care and treatment.
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
At all of our slaughter facilities, we also use a systematic approach that includes the following:

•	an animal welfare and humane handling manual;

•	a comprehensive training program; and

•	an auditing system with internal verification and third-party audits.
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
EMPLOYEES
The following table shows the approximate number of our employees and the approximate number of employees covered by collective bargaining agreements or that are members of labor unions in each segment, as of April 28, 2013:

Segment	Employees	Employees Covered by Collective Bargaining Agreements (1)
Pork	31,750	18,300
International	9,950	2,300
Hog Production	5,050	—
Corporate	200	—
Totals	46,950	20,600
——————————————

(1)	Includes employees that are members of labor unions.
Approximately 8,570 employees are covered by collective bargaining agreements that expire in fiscal 2014. Collective bargaining agreements covering other employees expire over periods throughout the next several years. We believe that our relationship with our employees is satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
See Note 15—Reporting Segments in “Item 8. Financial Statements and Supplementary Data” for financial information about geographic areas. See “Item 1A. Risk Factors” for a discussion of the risks associated with our international sales and operations.
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
Merger Risk Factors
The announcement and pendency of the Merger could adversely affect our business, financial results and operations.
The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, financial results and operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•	the diversion of significant management time and resources towards the completion of the Merger;

•	the impairment of our ability to attract, retain and motivate key personnel, including our senior management;

•	difficulties maintaining relationships with customers, suppliers and other business partners;

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in all material respects only in the ordinary course of business and not engage in certain kinds of transactions prior to the completion of the proposed Merger;

•	the potential for litigation relating to the Merger and the costs related thereto; and

•	higher costs of accessing funds in the debt markets.
The proposed Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.
On May 28, 2013, we entered into the Merger Agreement with Shuanghui. The Merger Agreement is an executory contract subject to numerous closing conditions beyond our control, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. Completion of the Merger is subject to various conditions, including the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all of the outstanding shares of our common stock entitled to vote thereon, and certain other conditions, including, among other things, the receipt of certain regulatory approvals. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), we may not complete the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances, including a change in the recommendation of our board of directors or our termination of the Merger Agreement to enter into an agreement for a superior proposal, as defined in the Merger Agreement. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•
If the Merger is not completed, and there are no other parties willing and able to acquire us at a price of $34.00 per share or higher, on terms acceptable to us, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share consideration for the Merger.

•
We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

•	A failed Merger may result in negative publicity and a negative impression of us in the investment community.

•
Upon termination of the Merger Agreement by the Company or Shuanghui under specified circumstances, our remedy may be limited to receipt of a reverse termination fee of $275 million from Shuanghui, and under some circumstances, we would not be entitled to receive any termination fee.

•
Upon termination of the Merger Agreement by the Company or Shuanghui under specified circumstances, including a termination by us in order to accept a superior proposal as defined in the Merger Agreement, we would be required to pay a termination fee of up to $175 million.

•
Our costs of accessing funds in the debt and capital markets may be higher than before execution of the Merger Agreement as a result of credit rating downgrades that could occur while the proposed Merger is pending.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.
The Merger Agreement contains provisions that restrict our ability to entertain a third party proposal to acquire us. These provisions include the general prohibition other than pursuant to the limited “go-shop” provision on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement that we pay a termination fee of $175 million (which amount is reduced to $75 million under specified conditions) if the Merger Agreement is terminated in specified circumstances. These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition transaction, even one that may be deemed of greater value than the proposed Merger to our shareholders. Furthermore, even if a third party elects to propose an acquisition, the requirement on our part to pay a termination fee may result in that third party offering a lower value to our shareholders than such third party might otherwise have offered.
Business Risk Factors
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
Hog prices demonstrate a cyclical nature over periods of years, reflecting the supply of hogs on the market. These fluctuations can be significant as shown in recent years with average domestic live hog prices going from $44 per hundredweight in fiscal 2010 to $65 per hundredweight in fiscal 2012. Further, hog raising costs are largely dependent on the fluctuations of commodity prices for corn and other feed ingredients. For example, our fiscal 2013 results of operations were negatively impacted by higher feed and feed ingredient costs which increased hog raising costs to $68 per hundredweight in fiscal 2013 compared to $54 per hundred weight in fiscal 2011. When hog prices are lower than our hog production costs which occurred in fiscal 2013, our non-vertically integrated competitors may have a cost advantage.
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
Our operations are subject to the general risks associated with the food industry, including perceived or real health risks related to our products or the food industry generally and risks associated with government regulations.
We are subject to risks affecting the food industry generally, including risks posed by the following:

•	food spoilage,

•	food contamination,

•	food allergens,

•	evolving consumer preferences and nutritional and health-related concerns,

•	consumer product liability claims,

•	product tampering,

•	product labeling,

•	the possible unavailability and expense of product liability insurance,

•	the potential cost and disruption of a product recall, and

•	disruption to operations if government inspectors are unavailable due to furloughs.
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
Our past and present business operations and properties are subject to extensive and increasingly stringent federal, state, local and foreign laws and regulations pertaining to protection of the environment, including among others:

•	the treatment and discharge of materials into the environment,

•	the handling and disposition of manure and solid wastes and

•	the emission of greenhouse gases.
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
We also face the risk of lawsuits even if we are operating in compliance with applicable regulations. For example, before we acquired PSF and subsequent to our acquisition of PSF, certain nuisance suits in Missouri resulted in jury verdicts against PSF. In fiscal 2013, we consummated a global settlement that resolved the vast majority of the outstanding nuisance litigation in Missouri. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Missouri litigation” for additional details. However, we cannot assure you that additional environmental related lawsuits, including additional nuisance claims, will not arise in the future.
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

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.
 As of April 28, 2013, we had:

•	approximately $2.5 billion of indebtedness;

•	guarantees of $10.2 million for leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc.; and

•
aggregate unused capacity available totaling approximately $1.3 billion under (1) our inventory based revolving credit facility up to $1.025 billion, with an option to expand up to $1.225 billion (the Inventory Revolver), (2) our accounts receivable securitization facility up to $275.0 million (the Securitization Facility) and (3) our other credit facilities, such total taking into account outstanding borrowings of $82.3 million and $82.3 million of outstanding letters of credit under the Securitization Facility.

Because the borrowing capacity under the Inventory Revolver and Securitization Facility depend, in part, on inventory and accounts receivable levels, respectively, that fluctuate from time to time, such amounts may not reflect actual borrowing capacity.
Our indebtedness may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and potential acquisitions or joint ventures. In addition, due to the volatile nature of the commodities markets, we may have to borrow significant amounts to cover any margin calls under our risk management and hedging programs. During fiscal 2013, margin deposits posted by us ranged from $(67.9) million to $77.5 million (negative amounts representing margin deposits we have received from our brokers). Our consolidated indebtedness level could significantly affect our business because:

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

•
a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes, which amount would increase if prevailing interest rates rise,

•
substantially all of our working capital assets in the United States secure the Inventory Revolver and the Securitization Facility, all of which could limit our ability to dispose of such assets or utilize the proceeds of such dispositions and, upon an event of default under any such secured indebtedness, the lenders thereunder could foreclose upon our pledged assets, and

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

Should market conditions deteriorate, or our operating results be depressed in the future, we may have to request amendments to our covenants and restrictions. There can be no assurance that we will be able to obtain such relief should it be needed in the future. A breach of any of these covenants or restrictions could result in a default that would permit our senior lenders, including lenders under the Inventory Revolver, the Securitization Facility, the Rabobank Term Loan, the Bank of America Term Loan and the holders of our senior unsecured notes, as the case may be, to declare all amounts outstanding under the Inventory Revolver, the Securitization Facility, the Rabobank Term Loan, the Bank of America Term Loan or the senior unsecured notes to be due and payable, together with accrued and unpaid interest, and the commitments of the relevant lenders to make further extensions of credit under the Inventory Revolver and the Securitization Facility could be terminated. If we were unable to repay our secured indebtedness to our lenders, these lenders could proceed against the collateral securing that indebtedness, which could include substantially all of our working capital assets in the United States. Our future ability to comply with financial covenants and other conditions, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance that is subject to economic, financial, competitive and other factors, including the other risks set forth in this Item 1A.
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
Our numerous equity investments in joint ventures, partnerships and other entities, both within and outside the U.S., are periodically involved in modifying and amending their credit facilities and loan agreements. The ability of these entities to refinance or amend their facilities on a successful and satisfactory basis, and to comply with the covenants in their financing facilities, affects our assessment of the carrying value of any individual investment. As of April 28, 2013, none of our equity investments represented more than 5% of our total consolidated assets. If we determine in the future that an investment is impaired, we would be required to record a non-cash impairment charge, which could substantially affect our reported earnings in the period of such charge. In addition, any such impairment charge would negatively impact our financial ratios and could limit our ability to obtain financing in the future. See “Item 8. Notes to Consolidated Financial Statements—Note 5: Investments” for a discussion of the accounting treatment of our equity investments.

We are subject to risks associated with our international sales and operations.
Sales to international customers accounted for approximately 23% of our net sales in fiscal 2013. We conduct foreign operations in Poland, Romania and the United Kingdom and export our products to more than 40 countries. In addition, we are engaged in joint ventures in Mexico and have a significant investment in Western Europe. As of April 28, 2013, approximately 27% of our long-lived assets were associated with our foreign operations. Because of the growing market share of U.S. pork products in the international markets, U.S. exporters are increasingly being affected by measures taken by importing countries to protect local producers.
Our international sales, operations and investments are subject to various risks related to economic or political uncertainties including among others:

•	general economic and political conditions,

•	imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries,

•	import or export licensing requirements imposed by various foreign countries,

•	the closing of borders by foreign countries to the import of our products due to, among other things, animal disease or other perceived health or safety issues,

•
difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex domestic and international laws, treaties and regulations, including the Foreign Corrupt Practices Act,

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
As of April 28, 2013, we had approximately 46,950 employees, 20,600 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability, retention and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. Further, employee shortages can and do occur, particularly in rural areas where some of our operations are located. Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our plants and with the negotiation of new collective bargaining agreements. If we fail to maintain satisfactory relations with our employees or with the labor unions, we may experience labor strikes, work stoppages or other labor disputes. Negotiation of collective bargaining agreements also could result in higher ongoing labor costs. In addition, the discovery by us or governmental authorities of undocumented workers, as has occurred in the past, could result in our having to attempt to replace those workers, which could be disruptive to our operations or may be difficult to do.
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
Our ten largest customers represented approximately 28% of net sales for fiscal 2013. We do not have long-term sales agreements (other than to certain third-party hog customers) or other contractual assurances as to future sales to these major customers. In addition, continued consolidation within the retail industry, including among supermarkets, warehouse clubs and food distributors, has resulted in an increasingly concentrated retail base and increased our credit exposure to certain customers. Our business could be materially adversely affected and suffer significant set backs in sales and operating income from the loss of some of our larger customers or if our larger customers' plans, markets, and/or financial condition should change significantly.
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
Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of April 28, 2013, we had $782.4 million of goodwill, which represented approximately 10% of total assets.

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

The following table lists our material plants and other physical properties. Based on a five day week, our weekly domestic pork slaughter capacity was 565,000 head, and our domestic packaged meats capacity was 64.5 million pounds, as of April 28, 2013. During fiscal 2013, the average weekly capacity utilization for pork slaughter and packaged meats was 97% and 84%, respectively. We believe these properties are adequate and suitable for our needs.

Location	Segment	Operation
Smithfield Packing Plant Bladen County, North Carolina	Pork	Slaughtering and cutting hogs

Smithfield Packing Plant Smithfield, Virginia	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Smithfield Packing Plant Kinston, North Carolina	Pork	Production of boneless cooked hams, deli hams and sliced deli products

Smithfield Packing Plant Clinton, North Carolina	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Smithfield Packing Plant Wilson, North Carolina	Pork	Production of bacon

John Morrell Plant Sioux Falls, South Dakota	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

John Morrell Plant Springdale, OH	Pork	Production of hot dogs and luncheon meats

Curly’s Foods, Inc. Plant (operated by John Morrell) Sioux City, Iowa	Pork	Production of raw and cooked ribs and other BBQ items

Armour-Eckrich Meats (operated by John Morrell) St. Charles, Illinois	Pork	Production of bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Omaha, Nebraska	Pork	Production of bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Peru, Indiana	Pork	Production of pre-cooked bacon

Armour-Eckrich Meats (operated by John Morrell) Junction City, Kansas	Pork	Production of smoked sausage

Armour-Eckrich Meats (operated by John Morrell) Mason City, Iowa	Pork	Production of boneless bulk and sliced ham products

Armour-Eckrich Meats (operated by John Morrell) St. James, Minnesota	Pork	Production of sliced luncheon meats

Location	Segment	Operation
Farmland Plant Crete, Nebraska	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Monmouth, Illinois	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Denison, Iowa	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Milan, Missouri	Pork	Slaughtering and cutting hogs; fresh pork

Farmland Plant Wichita, Kansas	Pork	Production of hot dogs and luncheon meats

Cook’s Hams Plant (operated by Farmland Foods) Lincoln, Nebraska	Pork	Production of smoked hams and other smoked meats

Cook’s Hams Plant (operated by Smithfield Packing) Grayson, Kentucky	Pork	Production of spiral hams and smoked ham products

Cook’s Hams Plant (operated by Farmland Foods) Martin City, Missouri	Pork	Production of spiral hams

Patrick Cudahy Plant (operated by John Morrell) Cudahy, Wisconsin	Pork	Production of bacon, dry sausage and refinery products

Animex Plant Szczecin, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Starachowice, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Elk, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Morliny, Poland	International	Production of packaged and other pork and beef products

Animex Plant Ilawa, Poland	International	Slaughtering of turkey and geese; production of fresh and packaged poultry products

Animex Plant Suwalki, Poland	International	Slaughtering of chicken; production of fresh and packaged poultry products

Animex Plant Opole, Poland	International	Slaughtering of chicken; production of fresh and packaged poultry products

Location	Segment	Operation
Animex Plant Debica, Poland	International	Production of packaged poultry products

Smithfield Prod Plants Timisoara, Romania	International	Deboning, slaughtering and rendering hogs

Corporate Headquarters Smithfield, Virginia	Corporate	Management and administrative support services for other segments
The Hog Production segment owns and leases numerous hog production and grain storage facilities, as well as feedmills, mainly in North Carolina, Utah, Missouri, Iowa, Colorado and Virginia, with additional facilities in Oklahoma, Texas, Illinois, South Carolina and Pennsylvania. A substantial number of these owned facilities are pledged under our credit facilities.
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
Farmland (Denison)
In November 2012, the Iowa Department of Natural Resources (IDNR) initiated a civil enforcement action against Farmland Foods, Inc. (Farmland) for exceeding certain effluent limitations contained in its wastewater pretreatment agreement in connection with operations at Farmland's Denison facility. IDNR and Farmland have initiated discussions as a first step towards resolving this matter by agreement, and Farmland has been working on improvements to its Denison wastewater facility. While we could face monetary penalties, depending upon the results of the action, we believe that any ultimate liability with respect to these matters will not have a material adverse effect on our financial position or operations.

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

Name and Age	Position	Business Experience During Past Five Years
C. Larry Pope (58)	President and Chief Executive Officer	Mr. Pope was elected President and Chief Executive Officer in June 2006, effective September 1, 2006. Mr. Pope served as President and Chief Operating Officer from October 2001 to September 2006.

Robert W. Manly, IV (60)	Executive Vice President and Chief Financial Officer and President of Murphy-Brown
Mr. Manly assumed the role of President of Murphy-Brown in July 2012. Mr. Manly was elected Executive Vice President in August 2006 and was named to the additional position of Chief Financial Officer, effective July 1, 2008. He also served as Interim Chief Financial Officer from January 2007 to June 2007. Prior to August 2006, he was President since October 1996 and Chief Operating Officer since June 2005 of PSF.

Joseph W. Luter, IV (48)	Executive Vice President
Mr. Luter was elected Executive Vice President in April 2008 concentrating on sales and marketing. He served as President of Smithfield Packing from November 2004 to April 2008. Mr. Luter is the son of Joseph W. Luter, III, Chairman of the Board of Directors.

Dhamu Thamodaran (58)	Executive Vice President and Chief Commodity Hedging Officer
Mr. Thamodaran was elected Executive Vice President and Chief Commodity Hedging Officer in July 2011. He was named Senior Vice President and Chief Commodity Hedging Officer in June 2008. Prior to these appointments, Mr. Thamodaran served as Vice President, Price Risk Management.

Dennis H. Treacy (58)	Executive Vice President, Corporate Affairs, and Chief Sustainability Officer
Mr. Treacy was elected Executive Vice President, Corporate Affairs, and Chief Sustainability Officer in October 2011. He was named Senior Vice President of Corporate Affairs and Chief Sustainability Officer in February 2010. Prior to these appointments, Mr. Treacy served as Vice President, Environmental and Corporate Affairs.

George H. Richter (68)	President and Chief Operating Officer, Pork Group	Mr. Richter was elected President and Chief Operating Officer, Pork Group in April 2008. Mr. Richter served as President of Farmland Foods from October 2003 to April 2008.

Michael E. Brown (54)	President of Farmland Foods	Mr. Brown was elected President of Farmland Foods in October 2010. He served as President of Armour-Eckrich and Executive Vice President of John Morrell Food Group from 2006 to October 2010.

Timothy O. Schellpeper (48)	President of Smithfield Packing	Mr. Schellpeper was elected President of Smithfield Packing in April 2008. He was Senior Vice President of Operations at Farmland Foods from August 2005 to April 2008.

Joseph B. Sebring (66)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION
Our common stock trades on the New York Stock Exchange under the symbol “SFD”. The following table shows the high and low sales price of our common stock for each quarter of fiscal 2013 and fiscal 2012.

	2013		2012
	High	Low	High	Low
First quarter	$21.93	$17.75	$23.85	$18.81
Second quarter	21.17	17.55	23.95	17.79
Third quarter	23.86	20.34	25.12	21.75
Fourth quarter	27.33	21.98	24.23	20.04

HOLDERS
As of June 11, 2013 there were approximately 833 record holders of our common stock.
DIVIDENDS
We have never paid a cash dividend on our common stock. In addition, the terms of certain of our debt agreements limit the payment of any cash dividends on our common stock. We would only pay cash dividends from assets legally available for that purpose, and payment of cash dividends would depend on our financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors then deemed relevant by the board of directors. Under the Merger Agreement described in "Part I—Item 1. Business—Merger Agreement," we are prohibited from paying any dividend or other distribution on our common stock prior to the completion of the Merger.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 28, 2013 to February 27, 2013	—		n/a	n/a	$24,490,059
February 28, 2013 to March 27, 2013	12,322	(2)	$25.96	—	$24,490,059
March 28, 2013 to April 28, 2013	—		n/a	n/a	$24,490,059
Total	12,322		$25.96	—	$24,490,059
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

The Merger Agreement discussed in "Part I—Item 1. Business—Merger Agreement" generally prohibits the Company from repurchasing any of its shares prior to the completion of the Merger.

(2)
Purchases of 12,322 shares were made in open market transactions by Wells Fargo, as trustee, and these 12,322 shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

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

	Fiscal Years
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Statement of Income Data:
Sales	$13,221.1	$13,094.3	$12,202.7	$11,202.6	$12,487.7
Cost of sales	11,901.4	11,544.9	10,488.6	10,472.5	11,863.1
Gross profit	1,319.7	1,549.4	1,714.1	730.1	624.6
Selling, general and administrative expenses	815.4	816.9	789.8	705.9	798.4
Gain on fire insurance recovery	—	—	(120.6)	—	—
(Income) loss from equity method investments	(15.0)	9.9	(50.1)	(38.6)	50.1
Operating profit (loss)	519.3	722.6	1,095.0	62.8	(223.9)
Interest expense	168.7	176.7	245.4	266.4	221.8
Other loss (income)	120.7	12.2	92.5	11.0	(63.5)
Income (loss) from continuing operations before income taxes	229.9	533.7	757.1	(214.6)	(382.2)
Income tax expense (benefit)	46.1	172.4	236.1	(113.2)	(131.3)
Income (loss) from continuing operations	183.8	361.3	521.0	(101.4)	(250.9)
Income from discontinued operations, net of tax	—	—	—	—	52.5
Net income (loss)	$183.8	$361.3	$521.0	$(101.4)	$(198.4)

Net Income (Loss) Per Diluted Share:
Continuing operations	$1.26	$2.21	$3.12	$(.65)	$(1.78)
Discontinued operations	—	—	—	—	.37
Net income (loss) per diluted common share	$1.26	$2.21	$3.12	$(.65)	$(1.41)

Weighted average diluted shares outstanding	146.4	163.5	167.2	157.1	141.1

Balance Sheet Data:
Working capital	$1,805.6	$2,162.7	$2,110.0	$2,128.4	$1,497.7
Total assets	7,716.4	7,422.2	7,611.8	7,708.9	7,200.2
Long-term debt and capital lease obligations	1,829.2	1,900.9	1,978.6	2,918.4	2,567.3
Shareholders’ equity	3,097.0	3,387.3	3,545.5	2,755.6	2,612.4

Other Consolidated Operational Data:
Total hogs processed (1)	32.0	30.7	30.4	32.9	35.2
Packaged meats sales (pounds) (1)	3,260.2	3,119.4	3,159.7	3,238.0	3,450.6
Fresh pork sales (pounds) (1)	4,234.3	4,154.6	4,035.0	4,289.9	4,702.0
Total hogs sold (2)	18.4	18.1	18.6	19.3	20.4
——————————————

(1)	Comprised of Pork segment and International segment.

(2)	Comprised of Hog Production segment and International segment and includes intercompany hog sales.

Notes to Selected Financial Data:
Fiscal 2013

•	Includes losses of $120.7 million on debt extinguishment.
Fiscal 2012

▪
Includes our share of charges related to the CFG Consolidation Plan, as defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Significant Events Affecting Results of Operations," of $38.7 million.

▪
Includes net charges of $22.2 million related to the litigation in Missouri that involved a number of claims alleging that hog farms owned by us or operated under hog raising contracts with third parties interfered with the plaintiffs' use and enjoyment of their properties (the Missouri Litigation).

▪	Includes losses of $12.2 million on debt extinguishment.

▪	Includes accelerated depreciation charges associated with the idling of certain Missouri hog farm assets of $8.2 million.

▪	Includes accelerated depreciation and other charges associated with the planned closure of our Portsmouth facility of $4.7 million.

▪	Includes $3.1 million of charges related to our plan to improve the cost structure and profitability of our domestic hog production operations (the Cost Savings Initiative).
Fiscal 2011

▪	Includes an involuntary conversion gain on fire insurance recovery of $120.6 million.

▪	Includes losses of $92.5 million on debt extinguishment.

▪	Includes $28.0 million of charges related to the Cost Savings Initiative.

▪	Includes a net benefit of $19.1 million related to the Missouri Litigation.

▪	Includes net gains of $18.7 million on the sale of hog farms.
Fiscal 2010

▪	Includes $34.1 million of impairment charges related to certain hog farms.

▪
Includes restructuring and impairment charges totaling $17.3 million related to our plan to consolidate and streamline the corporate structure and manufacturing operations of our Pork segment (the Restructuring Plan).

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
Fiscal 2013 Summary
Net income was $183.8 million, or $1.26 per diluted share, in fiscal 2013, compared to net income of $361.3 million, or $2.21 per diluted share, in fiscal 2012. The following summarizes the operating results of each of our reportable segments and other significant items impacting pre-tax income for fiscal 2013 compared to fiscal 2012:

▪
Pork segment operating profit increased $7.9 million as improvements in packaged meats profitability were largely offset by lower fresh pork profitability both being driven inversely by lower fresh meat market prices.

▪	Hog Production segment operating profit decreased $285.2 million primarily as a result of lower hog prices and higher feed costs.

▪
International segment operating profit increased $65.4 million. The prior year included certain charges recognized by CFG, of which our share was $38.7 million. Profitability improved significantly in our Eastern European operations.

▪
Corporate segment results improved by $8.6 million. The prior year included $6.4 million of professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011, we terminated negotiations to purchase the additional interest.

▪	Losses on debt extinguishment were $120.7 million in the current year compared to $12.2 million in the prior year.

Definitive Merger Agreement
As discussed in "Part I—Item 1. Business—Merger Agreement," on May 28, 2013 (fiscal 2014), we entered into the Merger Agreement with Shuanghui International Holdings Limited (Shuanghui). Shuanghui is the majority shareholder of Henan Shuanghui Investment & Development Co., which is China's largest meat processing enterprise and China's largest publicly traded meat products company as measured by market capitalization.
Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, Shuanghui will acquire all of the outstanding shares of Smithfield for $34.00 per share in cash. Upon completion of the Merger, all then-outstanding stock-based compensation awards, whether vested or unvested, will be converted into the right to receive cash of $34.00 per share (without interest), less the exercise price of such awards, if any.
The Merger will provide us with the opportunity to expand our offering of products to China through Shuanghui's distribution network.  Shuanghui will gain access to high-quality, competitively-priced and safe U.S. products, as well as our best practices and operational expertise. We do not anticipate any changes in how we do business operationally in the U.S. and throughout the world. The Merger would provide our shareholders with significant and immediate cash value for their investment, and would ensure that we continue to execute on our strategic priorities while maintaining our brand excellence, community involvement, and our commitment to environmental stewardship and animal welfare.
The Merger will be financed through a combination of cash provided by Shuanghui, rollover of certain existing Company debt, as well as debt financing which has been committed by Morgan Stanley Senior Funding, Inc. and a syndicate of banks. The Merger Agreement does not contain a financing condition.
The closing of the Merger is subject to certain conditions, including, among others, approval by our shareholders, the receipt of approval under applicable U.S. and specified foreign antitrust and anti-competition laws, and if review by CFIUS has concluded, the absence of any action by the President of the United States to block or prevent the consummation of the Merger and other customary closing conditions.
The Merger is expected to close in the second half of calendar 2013.
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
Share Repurchase Program
In June 2012 (fiscal 2013), we announced that our board of directors had approved a new share repurchase program authorizing us to buy up to $250.0 million of our common stock over the subsequent 24 months in addition to the $250.0 million authorized during fiscal 2012 (the Share Repurchase Program). In July 2012 (fiscal 2013), our board of directors approved an increase of $100.0 million to the authorized amount under the Share Repurchase Program. Share repurchases may be made on the open market or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, will depend on our corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time. The Merger Agreement generally prohibits the Company from repurchasing any of its shares prior to the completion of the Merger
Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through April 28, 2013, we have repurchased 28,244,783 shares of our common stock for $575.9 million, including related commissions, at an average price of $20.38 per share. As of April 28, 2013, we had $24.5 million available for future repurchases under the Share Repurchase Program.

Strategy for Growth
We are focused on top and bottom line growth and transforming the Company into a more value-added consumer packaged meats company. Our strategy includes growing our base business, further improving our cost structure and targeting branded and value-added acquisitions.
The fundamental tenets of our organic growth plan include:

•
Increased capital investment to upgrade facilities with new machinery and equipment to improve our competitive cost structure and achieve least cost and best in class operations. We expect $300 million to $350 million in annual capital expenditures over the next several years to fund this investment in our business.

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

•
Emphasize our hog production assets as a strategic point of difference. We believe that our vertically integrated platform is a competitive advantage for the Company as it allows us to meet customer specifications. Both domestic and export customers are asking for differentiated products, from gestation pen pork to ractopamine-free meat, and we are uniquely positioned to fill this demand. As of April 28, 2013, our facilities in Clinton, North Carolina and Bladen County, North Carolina were 100% ractopamine-free. Our facility in Milan, Missouri is expected to be 100% ractopamine-free by the end of the first quarter of fiscal 2014.

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
For example, in May 2013 (fiscal 2014), we acquired a 50% interest in Kansas City Sausage Company, LLC (KCS), for $35.0 million in cash, subject to a customary post-closing adjustment for differences between working capital at closing and an agreed-upon target. KCS is a leading U.S. sausage producer and sow processor. We intend to merge KCS's low-cost, efficient operations and high-quality products with our strong brands and sales and marketing team to continue to grow our packaged meats business.
The venture operates in Des Moines, Iowa and Kansas City, Missouri. In Des Moines, the venture produces premium raw materials for sausage, as well as value-added products, including boneless hams and hides. The Kansas City plant is a modern sausage processing facility and is designed for optimum efficiency to provide retail and foodservice customers with high quality products. With our strong ongoing focus on building our packaged meats business, and with 15% of the U.S. sow population, this joint venture is a logical fit for the Company. It provides a growth platform in two key packaged meats categories — breakfast sausage and dinner sausage — and will allow us to expand our product offerings to our customers. These categories represent over $4.0 billion in retail and foodservice sales annually.
We expect the acquired stake in KCS to be immediately accretive to earnings.
Outlook
The commodity markets affecting our business fluctuate on a daily basis. In this operating environment, it is difficult to forecast industry trends and conditions. The outlook statements that follow must be viewed in this context.
Looking ahead to fiscal 2014, we will continue to execute our strategic growth plan to improve earnings and migrate the Company more towards a value-added consumer packaged meats company. We believe this plan will produce broad-based gains in volume, market share and distribution across our core brands and key product categories. The combination of those gains, an improving product mix toward differentiated, branded and value-added products, as well as loosening export market restrictions in our fresh pork business and higher contributions from our international meat processing business, should provide significant long-term growth potential for Smithfield.

Near-term, fresh pork margins continue to be weak, but we expect operating profit on a per head basis to average in the mid-single digits in fiscal 2014. We expect our packaged meats business to continue to post strong results in fiscal 2014 with operating margins averaging in the low to middle part of our newly established normalized range of $.15 to $.20 per pound. Lower raising costs and improved efficiencies and productivity in our Hog Production segment should result in improved operating margins in the mid-single digits on a per head basis for fiscal 2014. In our International segment, we anticipate some weakness in the first quarter of fiscal 2014 before results strengthen later in the year.
RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
Missouri Litigation
During fiscal 2011, we reached a settlement with one of our insurance carriers regarding the reimbursement of certain past and future defense costs associated with the Missouri Litigation. Related to this matter, we recognized a net benefit of $19.1 million in selling, general and administrative expenses in the Hog Production segment in fiscal 2011.
During fiscal 2012, we engaged in global settlement negotiations and recognized $22.2 million in net charges associated with the expected settlement. The charges were recognized in selling, general and administrative expenses in the Hog Production segment. During fiscal 2013, the parties to the litigation reached an agreement and consummated the global settlement.
CFG Consolidation Plan
In December 2011 (fiscal 2012), the board of CFG approved a multi-year plan to consolidate and streamline its manufacturing operations to improve operating efficiencies and increase utilization (the CFG Consolidation Plan). The CFG Consolidation Plan included the disposal of certain assets, employee redundancy costs and the contribution of CFG's French cooked ham business into a newly formed joint venture. As a result, we recorded our share of CFG's charges totaling $38.7 million in equity in loss (income) of affiliates within the International segment in the third quarter of fiscal 2012.
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
We maintain comprehensive general liability and property insurance, including business interruption insurance. In December 2010 (fiscal 2011), we reached an agreement with our insurance carriers to settle the claim for a total of $208.0 million, of which $70.0 million had been advanced to us in fiscal 2010. We allocated these proceeds to first recover the book value of the property lost, out-of-pocket expenses incurred and business interruption losses that resulted from the fire. The remaining proceeds were recognized as an involuntary conversion gain of $120.6 million in the Corporate segment in the third quarter of fiscal 2011. The involuntary conversion gain was classified in a separate line item on the consolidated statement of income. We also recognized $15.8 million of the insurance proceeds in fiscal 2011 in cost of sales in our Pork segment to offset business interruption losses incurred.
Hog Production Cost Savings Initiative
In fiscal 2010, we announced the Cost Savings Initiative. The plan included a number of undertakings designed to improve operating efficiencies and productivity. These consisted of farm reconfigurations and conversions, termination of certain high cost, third party hog grower contracts and breeding stock sourcing contracts, as well as a number of other cost reduction activities. The Cost Savings Initiative was completed in fiscal 2013. We incurred charges related to these activities totaling $3.1 million and $28.0 million in fiscal 2012 and fiscal 2011, respectively. No significant charges were incurred during fiscal 2013. All charges have been recorded in cost of sales in the Hog Production segment.

Impairment and Disposal of Long-lived Assets
Portsmouth, Virginia Plant
In November 2011 (fiscal 2012), we announced that we would shift the production of hot dogs and lunchmeat from Smithfield Packing's Portsmouth, Virginia plant to our Kinston, North Carolina plant and permanently close the Portsmouth facility. The Kinston facility will be expanded to handle the additional production and will incorporate state of the art technology and equipment, which is expected to produce significant production efficiencies and cost reductions. The Kinston expansion will require an estimated $85 million in capital expenditures, substantially all of which had been incurred by the end of fiscal 2013. The expansion of the Kinston facility and the closure of the Portsmouth facility are expected to be completed in the first half of fiscal 2014.
As a result of this decision, we performed an impairment analysis of the related assets at the Portsmouth facility in the second quarter of fiscal 2012 and determined that the net cash flows expected to be generated over the anticipated remaining useful life of the plant were sufficient to recover its book value. As such, no impairment existed. However, we revised depreciation estimates to reflect the use of the related assets at the Portsmouth facility over their shortened useful lives. As a result, we recognized accelerated depreciation charges of $4.4 million and $3.3 million in cost of sales during fiscal 2013 and fiscal 2012, respectively. Also, in connection with this decision, we wrote-down inventory by $0.8 million in cost of sales and accrued $0.6 million for employee severance in selling, general and administrative expenses in the second quarter of fiscal 2012. All of these charges are reflected in the Pork segment.
Hog Farms
Texas
In January 2011 (fiscal 2011), we sold a portion of our Dalhart, Texas hog production assets to a crop farmer for net proceeds of $9.1 million and recognized a loss on the sale of $1.8 million in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. In April 2011 (fiscal 2011), we completed the sale of the remaining assets of our Dalhart, Texas operation and received net proceeds of $32.5 million. As a result of the sale, we recognized a gain of $13.6 million, after allocating $8.5 million in goodwill to the asset group, in selling, general and administrative expenses in our Hog Production segment in the fourth quarter of fiscal 2011.
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
Missouri
In the first half of fiscal 2011, we began reducing the hog population on certain hog farms in Missouri in order to comply with an amended consent decree. The amended consent decree allows us to return the farms to full capacity upon the installation of an approved "next generation" technology that would reduce the level of odor produced by the farms. The reduced hog raising capacity at these farms was replaced with third party contract farmers in Iowa. In the first quarter of fiscal 2011, in connection with the anticipated reduction in finishing capacity, we performed an impairment analysis of these hog farms and determined that the book value of the assets was recoverable and thus, no impairment existed.
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
Consolidated Results of Operations
The tables presented below compare our results of operations for fiscal years 2013, 2012 and 2011. As used in the tables, "NM" means "not meaningful."
Sales and Cost of Sales

	Fiscal Years			Fiscal Years
	2013	2012	% Change	2012	2011	% Change
	(in millions)			(in millions)
Sales	$13,221.1	$13,094.3	1%	$13,094.3	$12,202.7	7%
Cost of sales	11,901.4	11,544.9	3	11,544.9	10,488.6	10
Gross profit	$1,319.7	$1,549.4	(15)	$1,549.4	$1,714.1	(10)
Gross profit margin	10%	12%		12%	14%

The following items explain the significant changes in sales and gross profit:
2013 vs. 2012

•
Sales in the current year were slightly higher than the prior year as higher volumes across all segments were largely offset by lower domestic fresh meat and hog market prices and the effects of foreign currency translation.

•	The decline in gross profit margin was primarily caused by higher hog feed costs and lower pork prices in the U.S.
2012 vs. 2011

•
The increase in consolidated sales was primarily driven by higher sales prices and volumes in the Pork segment. These increases were attributable to higher market prices for fresh pork, supported by export demand, and an improved sales mix in packaged meats to higher margin core brands.

•
Gross margin declined from fiscal 2011 levels as a result of significantly higher raw material costs in all segments. Domestic live hog market prices increased approximately 15% to $65 per hundredweight from $57 per hundredweight, and domestic raising costs increased 18% to $64 per hundredweight from $54 per hundredweight as a result of higher feed prices.

•
Cost of sales in fiscal 2011 included $28.0 million of charges associated with the Cost Savings Initiative compared to $3.1 million in fiscal 2012. Also, cost of sales in fiscal 2012 included $8.2 million and $4.7 million of accelerated depreciation and other charges related to the idling of certain of our Missouri hog farm assets and the planned closure of our Portsmouth, Virginia meat processing plant, respectively.

Selling, General and Administrative Expenses (SG&A)

	Fiscal Years			Fiscal Years
	2013	2012	% Change	2012	2011	% Change
	(in millions)			(in millions)
Selling, general and administrative expenses	$815.4	$816.9	—%	$816.9	$789.8	3%

The following items explain the significant changes in SG&A:
2013 vs. 2012

•	Fiscal 2012 included $22.2 million in net charges associated with the Missouri litigation.

•
Fiscal 2012 included $6.4 million in professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011 (fiscal 2012), we terminated negotiations to purchase the additional interest.

•	Pension and other post-retirement benefit expenses increased $26.4 million.

2012 vs. 2011

•	Fiscal 2012 included $22.2 million in net charges associated with the Missouri litigation compared to a $19.1 million net benefit in fiscal 2011.

•	Fiscal 2011 included a net gain of $18.7 million on the sale of hog farms in Texas, Oklahoma and Iowa.

•	Losses on foreign currency denominated transactions increased $7.0 million.

•
Fiscal 2012 included $6.4 million in professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011 (fiscal 2012), we terminated negotiations to purchase the additional interest.

•	Variable compensation expense was $29.9 million lower due primarily to lower profitability levels in fiscal 2012.

•	Expense for pension and other postretirement benefits decreased $19.6 million.
(Income) Loss from Equity Method Investments

	Fiscal Years			Fiscal Years
	2013	2012	% Change	2012	2011	% Change
	(in millions)			(in millions)
CFG	$(4.8)	$25.0	119%	$25.0	$(17.0)	(247)%
Mexican joint ventures	(9.3)	(13.4)	(31)	(13.4)	(29.6)	(55)
All other equity method investments	(0.9)	(1.7)	(47)	(1.7)	(3.5)	(51)
(Income) loss from equity method investments	$(15.0)	$9.9	252	$9.9	$(50.1)	(120)
The following items explain the significant changes in loss (income) from equity method investments:
2013 vs. 2012

•	CFG's results for fiscal 2012 included $38.7 million of charges related to the CFG Consolidation Plan.

•	Results from our Mexican joint ventures declined due to higher feed costs, lower hog prices and lower meat sales volumes.
2012 vs. 2011

•	CFG's results for fiscal 2012 included $38.7 million of charges related to the CFG Consolidation Plan.

•	Results from our Mexican joint ventures were negatively impacted by higher feed costs and unfavorable changes in foreign exchange rates.

Interest Expense

	Fiscal Years			Fiscal Years
	2013	2012	% Change	2012	2011	% Change
	(in millions)			(in millions)
Interest expense	$168.7	$176.7	(5)%	$176.7	$245.4	(28)%

The following items explain the significant changes in loss (income) from equity method investments:
2013 vs. 2012

•
Interest expense decreased due to lower average interest rates resulting from the refinancing of our 10% senior secured notes due July 2014 (2014 Notes) and our 7.75% senior unsecured notes due May 2013 (2013 Notes) as described under "Liquidity and Capital Resources" below.

2012 vs. 2011

•
Interest expense decreased in fiscal 2012 as a result of our Project 100 initiative, under which we redeemed more than $1 billion of debt since the first quarter of fiscal 2011, including $600 million of our 7% senior unsecured notes due August 2011, $260.6 million of our 2014 Notes and $190 million of our 2013 Notes.

Loss on Debt Extinguishment

	Fiscal Years			Fiscal Years
	2013	2012	% Change	2012	2011	% Change
	(in millions)			(in millions)
Loss on debt extinguishment	$120.7	$12.2	889%	$12.2	$92.5	(87)%

The following items explain the losses on debt extinguishment for the fiscal years presented:
Fiscal 2013

•	We recognized losses of $120.7 million during fiscal 2013 on the repurchase of $589.4 million of our 2014 Notes and $105.0 million of our 2013 Notes.
Fiscal 2012

•	We recognized losses of $11.0 million during fiscal 2012 on the repurchase of $59.7 million of our 2014 Notes.

•	We recognized a loss on debt extinguishment of $1.2 million in the first quarter of fiscal 2012 associated with the refinancing of our working capital facilities in June 2011 (fiscal 2012).
Fiscal 2011

•
We recognized losses of $92.5 million during fiscal 2011 on the repurchase of $522.2 million of our 7% senior unsecured notes due August 2011, $200.9 million of our 2014 Notes and $190.0 million of our 2013 Notes.

Income Tax Expense

	Fiscal Years
	2013	2012	2011
Income tax expense (in millions)	$46.1	$172.4	$236.1
Effective tax rate	20%	32%	31%
The following items explain the significant changes in the effective tax rate from fiscal 2012 to fiscal 2013:

•
Tax credits increased due in part to the passage of the American Taxpayer Relief Act of 2012 that retroactively reinstated the Research and Development, Work Opportunity and Welfare to Work tax credits.

•	We released $11.1 million in deferred tax asset valuation allowances in the current year, primarily related to the utilization of tax losses in foreign jurisdictions.

•	The mix of earnings from foreign operations, which are taxed at lower rates, was higher in the current year.
Segment Results
The following information reflects the results from each respective segment prior to eliminations of inter-segment sales.
Pork Segment

	Fiscal Years			Fiscal Years
	2013	2012	% Change	2012	2011	% Change
	(in millions)			(in millions)
Sales:
Fresh pork (1)	$4,924.1	$5,089.4	(3)%	$5,089.4	$4,542.7	12%
Packaged meats	6,152.0	6,003.6	2	6,003.6	5,721.2	5
Total	$11,076.1	$11,093.0	—	$11,093.0	$10,263.9	8

Operating profit: (2)
Fresh pork (1)	$161.6	$222.0	(27)%	$222.0	$406.5	(45)%
Packaged meats	470.0	401.7	17	401.7	346.9	16
Total	$631.6	$623.7	1	$623.7	$753.4	(17)

Sales volume:
Fresh pork			3%			4%
Packaged meats			4			—
Total			4			2

Average unit selling price:
Fresh pork			(6)%			8%
Packaged meats			(1)			5
Total			(4)			6

Hogs processed			3%			1%

Average domestic live hog prices (per hundredweight) (3)	$60.86	$65.05	(6)%	$65.05	$56.57	15%
——————————————

(1)	Includes by-products and rendering.

(2)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.

(3)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
In addition to information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:
2013 vs. 2012

•	Pork segment sales declined slightly as high pork supplies contributed to lower average fresh pork sales prices.

•	Fresh pork sales volumes increased as a result of higher slaughter levels and hog weights.

•	Packaged meats sales volumes increased across all trade channels. Lower average unit selling prices of private label products were largely offset by higher sales prices in our core brands.

•	Fresh pork operating profit decreased to $6 per head from $8 per head due primarily to lower sales prices.

•	Packaged meats operating profit increased to $.17 per pound from $.15 per pound, benefitting from lower raw material costs.
2012 vs. 2011

•
Sales and operating profit were positively impacted by higher average unit selling prices for both fresh pork and packaged meats driven by strong export demand, an improved mix in packaged meats to more core brand product sales, and strong pricing discipline.

•	Fresh pork volumes increased primarily as a result of stronger export demand.

•	Fresh pork operating profit decreased to $8 per head from a record $15 per head as live hog prices increased significantly more than fresh meat prices.

•
Packaged meats operating profit increased to $.15 per pound from $.13 per pound as a result of strong pricing discipline, an improved product mix to more high margin core brands and lower variable compensation and pension related expenses, which more than offset the impact of higher raw material costs.

•	Operating profit for packaged meats in fiscal 2012 included $4.7 million in charges associated with the anticipated closure of our Portsmouth plant.
Hog Production Segment

	Fiscal Years			Fiscal Years
	2013	2012	% Change	2012	2011	% Change
	(in millions)			(in millions)
Sales	$3,135.1	$3,052.6	3%	$3,052.6	$2,705.1	13%
Operating (loss) profit	(119.1)	166.1	(172)	166.1	224.4	(26)

Head sold	15.97	15.77	1%	15.77	16.43	(4)%

Average domestic live hog prices (per hundredweight) (1)	$60.86	$65.05	(6)%	$65.05	$56.57	15%
Raising costs (per hundredweight) (2)	$67.82	$63.93	6%	$63.93	$54.14	18%
——————————————

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market. These prices do not reflect premiums we receive or the impact of hedging on our actual sales price.

(2)	Includes the effects of grain derivative contracts designated in hedging relationships.
In addition to the information provided in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit:
2013 vs. 2012

•	Sales increased due to higher volumes, which more than offset the impact of lower market hog prices.

•	Fiscal 2013 operating profit was negatively impacted by higher hog supplies, resulting in a 6% decrease in live hog prices, and increased raising costs, primarily as a result of higher priced feed.

•
Fiscal 2013 operating profit included gains of $91.2 million compared to $58.6 million in fiscal 2012 on derivative contracts that are not reflected in the average live hog prices and raising costs presented in the table above; these are primarily lean hog derivative contracts, and grain derivative contracts that are not designated in hedging relationships for accounting purposes.

•	Fiscal 2012 operating profit included $22.2 million in net charges associated with the Missouri litigation.

•	Fiscal 2012 operating profit included accelerated depreciation charges of $8.2 million as a result of our decision to permanently idle certain farm assets in Missouri.
2012 vs. 2011

•	Sales and operating profit were positively impacted by significantly higher live hog market prices.

•	Volume declined due to temporary disruptions from the Cost Savings Initiative and the sale of our Oklahoma hog farms at the end of the third quarter of fiscal 2011.

•	Raising costs increased primarily as a result of higher feed costs.

•	Fiscal 2012 operating profit included $22.2 million in net charges associated with the Missouri litigation compared to a $19.1 million net benefit in fiscal 2011.

•	Operating profit in fiscal 2011 included a net gain of $18.7 million on the sale of hog farms in Oklahoma, Iowa and Texas.

•	Fiscal 2012 operating profit included accelerated depreciation charges of $8.2 million as a result of our decision to permanently idle certain farm assets in Missouri.

•	Fiscal 2012 operating profit included $3.1 million in charges associated with the Cost Savings Initiative compared to $28.0 million in fiscal 2011.

•
Fiscal 2012 operating profit included gains of $58.6 million compared to $22.2 million in fiscal 2011 on derivative contracts that are not reflected in the average live hog prices and raising costs presented in the table above; these are primarily lean hog derivative contracts, and grain derivative contracts that are not designated in hedging relationships for accounting purposes.

International Segment

	Fiscal Years			Fiscal Years
	2013	2012	% Change	2012	2011	% Change
	(in millions)			(in millions)
Sales:
Poland	$1,180.7	$1,186.3	—%	$1,186.3	$1,096.9	8%
Romania	252.3	245.8	3	245.8	199.1	23
United Kingdom	87.4	92.6	(6)	92.6	101.6	(9)
Eliminations	(51.9)	(58.0)	(11)	(58.0)	(56.9)	2
Total	$1,468.5	$1,466.7	—	$1,466.7	$1,340.7	9

Operating profit (loss):
Poland	$60.3	$49.7	21%	$49.7	$64.0	(22)%
Romania	41.4	7.9	424	7.9	9.2	(14)
Other (1)	6.5	(14.8)	144	(14.8)	42.7	(135)
Total	$108.2	$42.8	153	$42.8	$115.9	(63)

Poland: (2)
Sales volume (pounds)			11%			(4)%
Average unit selling price (3)			(4)			13
Hogs processed			19			(6)
Raising costs (per hundredweight)			8			16

Romania: (2)
Sales volume (pounds)			3%			10%
Average unit selling price (3)			13			7
Hogs processed			9			8
Raising costs (per hundredweight)			(1)			11
 ——————————————

(1)	Includes the results from our equity method investments in Mexico and our investment in CFG.

(2)	Percentages computed based on local currency amounts.

(3)	Excludes the sale of live hogs.
In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:
2013 vs. 2012

•	Fluctuation in foreign exchange rates and their effect on foreign currency translation decreased sales by $116.1 million, or 7.9%.

•	Fluctuation in foreign exchange rates and their effect on foreign currency translation decreased operating profit by $11.5 million.

•
Sales and operating profit benefited from significantly higher volumes in our Polish operations due to a 19% increase in the number of hogs processed. Unit sales prices in our Polish operations increased in several key product categories; however, higher volumes of lower value by-products that resulted from more processed hogs effectively diminished the overall average unit selling price compared to the prior year.

•
Sales and operating profit in our Romanian operations improved on significantly higher average unit selling prices and sales volumes, which benefitted from the approval to export pork products to European Union member countries beginning in the fourth quarter of fiscal 2012. Sales and hog slaughter volumes benefited from an expansion in our hog production operations in the second quarter of fiscal 2012. Operating profit also improved as a result of a $5.4 million reduction in foreign exchange transaction losses and a $3.9 million increase in government farm subsidies received.

•	Fiscal 2012 operating profit included $38.7 million of charges related to the CFG Consolidation Plan.

•	Equity income from our Mexican joint ventures decreased by $4.1 million due to higher feed costs and unfavorable changes in foreign exchange rates.
2012 vs. 2011

•
Sales and operating profit in Poland were positively impacted by higher average unit selling prices primarily due to a shift in product mix to more packaged meats and our ability to pass along higher raw material costs, particularly in the second half of fiscal 2012.

•
Operating profit in Poland declined primarily as a result of higher raw material costs in our meat processing operations. Improvements in Polish hog production fundamentals partially offset the decline in profit.

•
Sales and operating profit in our Romania fresh pork operation were positively impacted by our approval to export pork products out of Romania to European Union member countries beginning in the fourth quarter of fiscal 2012. As a result, average unit selling prices increased 7%.

•
Our Romanian fresh pork and hog production operations both saw improvements in operating results. However, these improvements were more than offset by increased losses in our distribution operations and an unfavorable $8.4 million impact from foreign currency exposure.

•	Fiscal 2012 operating profit included $38.7 million of charges related to the CFG Consolidation Plan.

•	Equity income from our Mexican joint ventures decreased $16.2 million, primarily due to higher feed costs and unfavorable changes in foreign exchange rates.
Other Segment

	Fiscal Years			Fiscal Years
	2013	2012	% Change	2012	2011	% Change
	(in millions)			(in millions)
Sales	$—	$—	NM	$—	$74.7	(100)%
Operating loss	—	—	NM	—	(2.4)	(100)

The change in sales and operating loss reflects the sale of our turkey operations, including our investment in Butterball, in December 2010 (fiscal 2011).

Corporate Segment

	Fiscal Years			Fiscal Years
	2013	2012	% Change	2012	2011	% Change
	(in millions)			(in millions)
Operating (loss) profit	$(101.4)	$(110.0)	8%	$(110.0)	$3.7	NM
The following items explain the significant changes in Corporate segment operating profit (loss):
2013 vs. 2012

•
Fiscal 2012 included $6.4 million of professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011, we terminated negotiations to purchase the additional interest.

2012 vs. 2011

•	Fiscal 2011 included a gain of $120.6 million on the final settlement with our insurance carriers of our claim related to the fire that occurred at our Cudahy, Wisconsin facility in fiscal 2010.

•
Fiscal 2012 included $6.4 million of professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011, we terminated negotiations to purchase the additional interest.

•	Variable compensation cost declined $9.0 million due to lower consolidated profit levels in fiscal 2012.

•	Expense for pension and other post-retirement benefits decreased $4.1 million.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of April 28, 2013, our liquidity position was $1.6 billion, comprised of $1.3 billion in availability under our credit facilities and $310.6 million in cash and cash equivalents.
In August 2012 (fiscal 2013), we issued $1.0 billion aggregate principal amount of ten year, 6.625% senior unsecured notes at a price equal to 99.5% of their face value. We used $804.9 million of the $981.2 million in net proceeds from the debt offering to repurchase the remaining $589.4 million of our 2014 Notes and $105.0 million of our 2013 Notes. As a result of these repurchases, we recognized losses on debt extinguishment of $120.7 million in the second quarter of fiscal 2013, including the write-off of related unamortized discounts, premiums, and debt issuance costs. We also extended the maturity date of our $200.0 million Rabobank Term Loan from June 2016 (fiscal 2017) to May 2018 (fiscal 2019). These activities significantly improved our debt maturity profile, removed the early maturity trigger on the Inventory Revolver, and released the encumbrances on our real estate and fixed assets.
In the fourth quarter of fiscal 2013, we partially exercised the accordion feature of our Second Amended and Restated Credit Agreement and increased the borrowing capacity of the Inventory Revolver from a total of $925.0 million to a total of $1.025 billion. All other terms and conditions of the Inventory Revolver remain unchanged, including the limitation on the actual amount of credit that is available from time to time under the Inventory Revolver as a result of borrowing base valuations of our inventory, accounts receivable and certain cash balances. We also executed a new $200.0 million term loan with a scheduled maturity date of February 4, 2014 (the Bank of America Term Loan). The Bank of America Term Loan bears interest at a rate of LIBOR plus 3.25% per annum or, at our election, a base rate plus 2.25% per annum. These two financing activities increased our liquidity and provided capital funding at a lower interest rate, which will assist us in retiring upcoming debt maturities in the first quarter of fiscal 2014.
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
Credit Facilities

	April 28, 2013
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$1,025.0	$—	$—	$—	$1,025.0
Securitization Facility	275.0	—	(82.3)	—	192.7
International facilities	143.1	—	—	(82.3)	60.8
Total credit facilities	$1,443.1	$—	$(82.3)	$(82.3)	$1,278.5

Cash Flows
Operating Activities

	Fiscal Years
	2013	2012	2011
	(in millions)
Net cash flows from operating activities	$172.7	$570.1	$616.4

The following items explain the significant changes in cash flows from operating activities over the past three fiscal years:
2013 vs. 2012

•	Cash paid for grain and other feed ingredients purchased by the Hog Production segment increased approximately $372 million.

•	Cash received for the settlement of commodity derivative contracts and for margin requirements decreased $103.4 million in fiscal 2013.

•	Cash received from customers decreased primarily as a result of lower domestic selling prices.

•	We paid cash to settle the Missouri litigation in fiscal 2013.

•	Expenditures for advertising increased as part of our strategy to build brand equity and grow sales.

•	Cash paid to outside hog suppliers was lower due to a 6% decrease in average domestic live hog market prices.

•	Income tax payments decreased $222.0 million as a result of significant tax refunds during the first quarter of fiscal 2013 and lower domestic taxable income.

•	We contributed $17.7 million to our qualified and non-qualified pension plans in fiscal 2013 compared to $142.8 million in fiscal 2012.

2012 vs. 2011

•	Cash paid to outside hog suppliers was higher due to a 15% increase in average live hog market prices.

•	Fiscal 2012 included net tax payments of $225.7 million compared to net refunds of $34.8 million in the prior year.

•	Cash paid for grain and other feed ingredients purchased by the Hog Production segment increased approximately $262 million.

•	Variable compensation paid in fiscal 2012 related to the prior year's performance was higher than the corresponding amount paid in fiscal 2011.

•	We contributed $142.8 million to our qualified and non-qualified pension plans in fiscal 2012 compared to $128.5 million in fiscal 2011.

•	Cash received from customers increased primarily as a result of higher selling prices.

•	Cash received for the settlement of commodity derivative contracts and for margin requirements increased $82.0 million.

Investing Activities

	Fiscal Years
	2013	2012	2011
	(in millions)
Capital expenditures	$(278.0)	$(290.7)	$(176.8)
Business acquisition, net of cash acquired	(24.0)	—	—
Dispositions	—	—	261.5
Insurance proceeds	—	—	120.6
Net (expenditures) proceeds from breeding stock transactions	(18.4)	(2.3)	26.2
Proceeds from sale of property, plant and equipment	16.9	6.4	22.8
Other	(0.2)	—	—
Net cash flows from investing activities	$(303.7)	$(286.6)	$254.3

The following items explain the significant investing activities for each of the past three fiscal years:
2013

•
Capital expenditures included $45.9 million related to our Kinston, North Carolina plant expansion project. The remaining capital expenditures primarily related to plant and hog farm improvement projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

•	We paid $24.0 million, net of cash acquired, for a 70% interest in American Skin Food Group, LLC.
2012

•
Capital expenditures included $32.8 million related to our Kinston, North Carolina plant expansion project and $30.9 million related to the Cost Savings Initiative. The remaining capital expenditures primarily related to plant and hog farm improvement projects.

2011

•	Capital expenditures primarily related to plant and hog farm improvement projects, including approximately $44.0 million related to the Cost Savings Initiative.

•	Dispositions included proceeds from the sale of our investment in Butterball, LLC and our related turkey production assets and proceeds from the sale of hog operations in Texas, Oklahoma and Iowa.

•
The insurance proceeds represent the gain on involuntary conversion of property, plant and equipment due to the Patrick Cudahy fire upon the final settlement of claims with our insurance carriers in the third quarter of fiscal 2011.

•	Proceeds from the sale of property, plant and equipment includes $9.1 million from the sale of farm land in Texas.

Financing Activities

	Fiscal Years
	2013	2012	2011
	(in millions)
Proceeds from the issuance of long-term debt	$1,219.2	$—	$—
Principal payments on long-term debt and capital lease obligations	(716.5)	(152.7)	(944.5)
Net borrowings (repayments) on revolving credit facilities and notes payables	13.9	(0.3)	21.6
Repurchase of common stock	(386.4)	(189.5)	—
Net proceeds from the issuance of common stock and stock option exercises	3.1	1.3	1.2
Change in cash collateral	—	23.9	(23.9)
Debt issuance costs and other	(17.6)	(11.1)	—
Net cash flows from financing activities	$115.7	$(328.4)	$(945.6)
The following items explain the significant financing activities for each of the past three fiscal years:
2013

•
In August 2012, we issued $1.0 billion of our 2022 Notes at a price equal to 99.5% of their face value. We used $804.9 million of the $981.2 million in net proceeds from the debt offering to repurchase the remaining $589.4 million of our 2014 Notes and $105.0 million of our 2013 Notes.

•	We repurchased 19,068,079 shares of our common stock for $386.4 million as part of the Share Repurchase Program.

•	We incurred $18.0 million in transaction fees in connection with the issuance of the 2022 Notes, which are being amortized over their ten-year life.
2012

•	We redeemed the remaining $77.8 million of our 7% senior unsecured notes due August 2011 and repurchased $59.7 million of our 2014 Notes.

•	We repurchased 9,176,704 shares of our common stock for $189.5 million as part of the Share Repurchase Program.

•
We received $20.0 million of cash previously held in a deposit account to serve as collateral for overdrafts on certain of our bank accounts and $3.9 million of cash from the counterparty of our interest rate swap contract which expired in August 2011.

•	We paid $11.0 million of debt issuance costs in connection with the refinancing of the ABL Credit Facility.
2011

•
We repurchased $522.2 million of our 7% senior unsecured notes due August 2011 through open market purchases as well as a tender offer. Also, we repurchased $190.0 million and $200.9 million of our 2013 Notes and our 2014 Notes, respectively, as a result of a tender offer that expired on February 9, 2011.

•	We repaid $16.2 million in outstanding notes payable and received $40.4 million from draws on credit facilities in the International segment.

•	We repaid $30.1 million on outstanding loans in the International segment.

•
We transferred $20.0 million of cash into a deposit account to serve as collateral for overdrafts on certain of our bank accounts in place of letters of credit previously used under our banking agreement and $3.9 million of cash to the counterparty of our interest rate swap contract to serve as collateral and replace letters of credit previously provided under the contract.

Capitalization

	April 28, 2013	April 29, 2012
	(in millions)
6.625% senior unsecured notes, due August 2022, including unamortized discounts of $4.7 million	995.3	—
10% senior secured notes, due July 2014, including unamortized discounts of $7.0 million	—	357.4
10% senior secured notes, due July 2014, including unamortized premiums of $4.4 million	—	229.4
7.75% senior unsecured notes, due July 2017	500.0	500.0
4% senior unsecured Convertible Notes, due June 2013, including unamortized discounts of $4.1 million and $26.8 million	395.9	373.2
7.75% senior unsecured notes, due May 2013	55.0	160.0
Floating rate senior unsecured term loan, due May 2018	200.0	200.0
Floating rate senior unsecured term loan, due February 2014	200.0	—
Various, interest rates from 0.0% to 7.22%, due May 2013 through June 2017	132.9	117.3
Total debt	2,479.1	1,937.3
Current portion	(675.1)	(62.5)
Total long-term debt	1,804.0	1,874.8
Total shareholders’ equity	3,097.0	3,387.3
Interest Rate Spread
Although we had no borrowings on the Inventory Revolver or the Securitization Facility as of April 28, 2013, the applicable interest rates would have been LIBOR plus 3% and 0.2% plus 1.75%, respectively. Interest rates for both the Inventory Revolver and the Securitization Facility are based on pricing-level grids in the respective agreements and determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement).
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
As of April 28, 2013, we continue to guarantee $10.2 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.
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
Definitive Merger Agreement

The Merger Agreement contains certain termination rights for the Company and Shuanghui. Upon termination of the Merger Agreement under specified customary circumstances, the Company will be required to pay Shuanghui a termination fee. If the Merger Agreement is terminated in connection with the Company entering into an alternative acquisition agreement in respect of a superior proposal or making a change of recommendation, or in certain other customary circumstances, the termination fee payable by the Company to Shuanghui will be $175 million. Under specified circumstances, if the Company enters into a definitive agreement with a Qualified Pre-Existing Bidder with respect to an alternative acquisition proposal on or before June 27, 2013, the amount of the termination fee will instead be reduced to $75 million. The Merger Agreement also provides that Shuanghui will be required to pay the Company a reverse termination fee of $275 million (which is not exclusive in the case of a willful breach by Shuanghui) if the Merger Agreement is terminated under certain circumstances in connection with a willful breach by Shuanghui, termination primarily caused by the failure to obtain required U.S. or foreign antitrust or other regulatory approvals (other than CFIUS), or termination as a result of the failure by Shuanghui to receive the proceeds of its committed debt financing and consummate the Merger.
Share Repurchase Program
In June 2012 (fiscal 2013), we announced that our board of directors had approved a new share repurchase program authorizing us to buy up to $250.0 million of our common stock over the next 24 months in addition to the $250.0 million authorized during fiscal 2012 (Share Repurchase Program). In July 2012 (fiscal 2013), our board of directors approved an increase of $100.0 million to the authorized amount under the Share Repurchase Program. Share repurchases may be made on the open market or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, depend on corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time. The Merger Agreement generally prohibits the Company from repurchasing any of its shares prior to the completion of the Merger

Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through April 28, 2013, we have repurchased 28,244,783 shares of our common stock for $575.9 million, including related commissions, at an average price of $20.38 per share. As of April 28, 2013, we had $24.5 million available for future repurchases under the Share Repurchase Program.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Derivative Financial Instruments” below. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During fiscal 2013, margin deposits posted by us ranged from $(67.9) million to $77.5 million (negative amounts representing margin deposits we received from our brokers). The average daily amount we held on deposit from our brokers during fiscal 2013 was $3.1 million. As of April 28, 2013, the net amount on deposit with our brokers was $71.4 million.
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

Pension Plan Funding
Funding requirements for our pension plans are determined based on the funded status measured at the end of each year. The values of our pension obligation and related assets may fluctuate significantly, which may in turn lead to a larger underfunded status in our pension plans and a higher funding requirement. We contributed $17.7 million to our qualified pension plans in fiscal 2013. Our expected minimum funding requirement in fiscal 2014 is $51.6 million.
Missouri Litigation
During the second quarter of fiscal 2013, the parties to certain nuisance litigation in Missouri reached an agreement and consummated a global settlement that resolved substantially all of the litigation. The global settlement was not materially different than the accrual we maintained for the settled litigation and, therefore, did not materially affect our profits or losses in the second quarter of fiscal 2013. Payments made by us under the global settlement and payments we received from the insurance carriers are included in our cash flows from operations for fiscal 2013.
Contractual Obligations and Commercial Commitments
The following table provides information about our contractual obligations and commercial commitments as of April 28, 2013.

	Payments Due By Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in millions)
Long-term debt	$2,479.1	$675.1	$111.1	$522.5	$1,170.4
Interest	871.8	134.2	230.7	208.1	298.8
Capital lease obligations, including interest	26.6	1.0	2.2	1.5	21.9
Operating leases	166.6	41.9	54.8	32.4	37.5
Capital expenditure commitments	53.9	53.9	—	—	—
Purchase obligations:
Hog procurement (1)	6,191.3	1,449.0	2,115.9	1,658.9	967.5
Contract hog growers (2)	1,044.0	380.0	291.6	181.9	190.5
Grain procurement (3)	480.3	480.3	—	—	—
Other (4)	290.5	15.4	26.2	27.8	221.1
Total	$11,604.1	$3,230.8	$2,832.5	$2,633.1	$2,907.7
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

(3)
Includes fixed price forward grain purchase contracts totaling $192.9 million. Also includes unpriced forward grain purchase contracts which, if valued as of April 28, 2013 market prices, would be $287.4 million. These forward grain contracts are accounted for as normal purchases. As a result, they are not recorded in the balance sheet.

(4)
Includes guaranteed royalty payments totaling $250.0 million to Nathan's Famous Inc. (Nathan's) over an 18 year contractual term commencing in March 2014 (fiscal 2014). In December 2012 (fiscal 2013), John Morrell signed an agreement with Nathan's to become Nathan's exclusive licensee to manufacture and sell branded hot dog, sausage and corn beef products in the retail market. Under the terms of the agreement, guaranteed minimum royalty payments are $10.0 million for the first year and increase at a compounded average annual rate of 3.2% over the contract term.

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

	April 28, 2013	April 29, 2012
	(in millions)
Grains	$(78.0)	$33.8
Livestock	14.7	23.1
Energy	2.5	(12.2)
Foreign currency	0.4	3.6
——————————————

(1)	Negative amounts represent net liabilities
Sensitivity Analysis
The following table presents the sensitivity of the fair value of our open derivative contracts to a hypothetical 10% change in market prices or foreign exchange rates, as of April 28, 2013 and April 29, 2012.

	April 28, 2013	April 29, 2012
	(in millions)
Grains	$38.1	$49.4
Livestock	12.7	18.0
Energy	5.4	3.3
Foreign currency	5.0	11.9

Commodities Risk
Our meat processing and hog production operations use various raw materials, mainly corn, lean hogs, live cattle, pork bellies, soybeans and wheat, which are actively traded on commodity exchanges. We hedge these commodities when we determine conditions are appropriate to mitigate the inherent price risks. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. Commodities underlying our derivative instruments are subject to significant price fluctuations. Any requirement to mark-to-market the positions that have not been designated or do not qualify for hedge accounting could result in volatility in our results of operations. We attempt to closely match the hedging instrument terms with the hedged item’s terms. Gains and losses resulting from our commodity derivative contracts are recorded in cost of sales except for lean hog contracts that are designated in cash flow hedging relationships, which are recorded in sales, and are offset by increases and decreases in cash prices in our core business (with such increases and decreases reflected in the same income statement line items). For example, in a period of rising grain prices, gains resulting from long grain derivative positions would generally be offset by higher cash prices paid to farmers and other suppliers in spot markets. However, under the “mark-to-market” method described above, these offsetting changes do not always occur in the same period, with lag times of as much as twelve months.
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
The following tables present the effects on our consolidated financial statements from our derivative instruments and related hedged items:

Cash Flow Hedges
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$39.1	$5.5	$232.9	$108.4	$75.1	$80.7	$—	$(0.2)	$1.9
Lean hog contracts	13.6	102.8	(82.8)	54.9	32.3	(44.5)	0.4	(0.5)	(1.0)
Interest rate contracts	—	—	(1.2)	—	(2.4)	(7.0)	—	—	—
Foreign exchange contracts	0.4	(2.5)	(4.1)	2.1	(4.1)	(2.6)	—	—	—
Total	$53.1	$105.8	$144.8	$165.4	$100.9	$26.6	$0.4	$(0.7)	$0.9

Fair Value Hedges
	Gain (Loss) Recognized in Earnings on Derivative			Gain (Loss) Recognized in Earnings on Related Hedged Item
	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)
Commodity contracts	$(12.8)	$21.9	$(4.2)	$5.0	$(16.7)	$5.4

Mark-to-Market Method
	Fiscal Years
	2013	2012	2011
	(in millions)
Commodity contracts	$42.6	$6.4	$63.4
Foreign exchange contracts	3.7	7.7	(9.0)
Total	$46.3	$14.1	$54.4

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

Impairment Considerations of Equity Method Investments

Each quarter, we review the carrying value of our investments and consider whether indicators of impairment exist. Examples of impairment indicators include a history or expectation of future operating losses and declines in a quoted share price, among other factors. If an impairment indicator exists, we must evaluate the fair value of our investment to determine if a loss in value, which is other than temporary, has occurred. If we consider any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then a write-down of the investment to its estimated fair value would be recorded.

In assessing the fair value of an investment, we consider a variety of information, including, when available, independent third party valuation reports, which incorporate generally accepted valuation techniques, and quoted market prices for our investment adjusted for any influence premium that should be applied to the market price based on our ability to exert significant influence over the operational and strategic decisions of the company. We also consider the history of our investment's cash flows, expectations about future cash flows and market multiples for comparable businesses.

We have not made any material changes in the accounting methodology used to evaluate impairment of equity method investments during the last three years.

As of April 28, 2013, the carrying value of our investment in CFG exceeded the quoted market price on the Bolsa de Madrid Exchange (Madrid Exchange), indicating a possible impairment of our investment. However, CFG's share price is just one of several factors we consider in evaluating the fair value of our investment in CFG. Based on our evaluation, we concluded the fair value of our investment in CFG as of April 28, 2013, exceeded its carrying amount. However, our estimate of fair value has declined over the last 24 months, significantly eroding the gap between fair value and carrying value. The fair value decline is primarily attributable to persistent recessionary conditions in Western Europe, which have dampened CFG's current operating performance. In addition, rising interest rates associated with European sovereign debt crises have forced discount rates higher, diminishing the values calculated using our discounted cash flow techniques. Finally, CFG's share price on the Madrid Exchange has declined and, notwithstanding our reservations about the Madrid Exchange price, we nonetheless utilize it as a component of our valuation work and believe such declines must be considered as part of our fair value estimate.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

While we do not believe our investment is impaired as of April 28, 2013, the confluence of these and other factors has decreased our estimate of CFG's fair value and increased the risk of impairment. If the trends contributing to our lower estimate of CFG's fair value continue, the investment would become impaired. Specifically, if the most sensitive factors affecting our fair value calculations (i.e., estimates of future cash flows, interest rates and share price) continue to deteriorate, it is reasonably possible that our estimate of fair value could fall below carrying value. If that occurs, and we determine that the decline is other than temporary, we would record a charge to income for the difference between the estimate of fair value and the carrying amount of our investment.

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

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% increase in the estimates as of April 28, 2013, would result in an increase in the amount we recorded for our insurance liabilities of approximately $9.9 million.

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

We recorded impairment charges related to long-lived assets of $4.2 million, $2.9 and $9.2 million in fiscal 2013, 2012 and 2011, respectively.

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

As of April 28, 2013, we had $782.4 million of goodwill and $345.7 million of other non-amortized intangible assets. Our goodwill is included in the following segments:

• $231.8 million – Pork

• $130.6 million – International

• $420.0 million – Hog Production

As a result of the first step of our 2013 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. A hypothetical 10% decrease in the estimated fair value of our reporting units would not result in an impairment.

Our fiscal 2013 other non-amortized intangible asset impairment analysis did not result in an impairment charge. A hypothetical 10% decrease in the estimated fair value of our intangible assets would not result in a material impairment.

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

We generally contribute the minimum amount required under government regulations to our qualified pension plans. We funded $17.7 million, $142.8 million and $95.1 million to our qualified pension plans during fiscal 2013, 2012 and 2011, respectively. We expect to fund at least $51.6 million in fiscal 2014.

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

The following weighted average assumptions were used to determine our benefit obligation and net benefit cost for fiscal 2013:

• 4.75% – Discount rate to determine net benefit cost

• 4.45% – Discount rate to determine pension benefit obligation

• 7.75% – Expected return on plan assets

• 4.00% – Salary growth

If actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. For example, the discount rate used to measure our projected benefit obligation decreased from 4.75% as of April 29, 2012 to 4.45% as of April 28, 2013, which is the primary cause for a $115.5 million decline in funded status and an expected increase in net pension cost of $11.9 million in fiscal 2014.

An additional 0.50% decrease in the discount rate used to measure our projected benefit obligation would have further reduced the funded status by $136.8 million as of April 28, 2013, and would have resulted in an additional $16.8 million in net pension cost for fiscal 2013.

A 0.50% decrease in expected return on plan assets would have resulted in an additional $5.5 million in net pension cost for fiscal 2013.

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
FORWARD-LOOKING INFORMATION
This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, the failure to receive, on a timely basis or otherwise, the required approvals by the Company's shareholders or government or regulatory agencies with regard to the merger, the failure of one or more conditions to the closing of the Merger Agreement to be satisfied, the failure of Shuanghui to obtain the necessary financing in connection with the Merger Agreement, the amount of costs, fees, expenses and charges related to the Merger Agreement or the merger, risks arising from the merger's diversion of management's attention from our ongoing business operations, risks that our stock price may decline significantly if the merger is not completed, the ability of the Company to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the consummation of the proposed merger, the availability and prices of live hogs, feed ingredients (including corn), raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, adverse weather conditions, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Smithfield Foods, Inc
We have audited Smithfield Foods, Inc. and subsidiaries' internal control over financial reporting as of April 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smithfield Foods, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Smithfield Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 28, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of April 28, 2013 and April 29, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 28, 2013 of Smithfield Foods, Inc. and subsidiaries and our report dated June 18, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Richmond, Virginia
June 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Smithfield Foods, Inc.
We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries as of April 28, 2013 and April 29, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended April 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithfield Foods, Inc. and subsidiaries at April 28, 2013 and April 29, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Smithfield Foods, Inc. and subsidiaries' internal control over financial reporting as of April 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 18, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Richmond, Virginia
June 18, 2013

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Fiscal Years
	2013	2012	2011
Sales	$13,221.1	$13,094.3	$12,202.7
Cost of sales	11,901.4	11,544.9	10,488.6
Gross profit	1,319.7	1,549.4	1,714.1
Selling, general and administrative expenses	815.4	816.9	789.8
Gain on fire insurance recovery	—	—	(120.6)
(Income) loss from equity method investments	(15.0)	9.9	(50.1)
Operating profit	519.3	722.6	1,095.0
Interest expense	168.7	176.7	245.4
Loss on debt extinguishment	120.7	12.2	92.5
Income before income taxes	229.9	533.7	757.1
Income tax expense	46.1	172.4	236.1
Net income	$183.8	$361.3	$521.0

Net income per share:
Basic	$1.26	$2.23	$3.14
Diluted	$1.26	$2.21	$3.12

Weighted average shares outstanding:
Basic	145.5	162.3	166.0
Effect of dilutive shares	0.9	1.2	1.2
Diluted	146.4	163.5	167.2

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Years
	2013	2012	2011
Net income	$183.8	$361.3	$521.0

Other comprehensive income (loss):
Foreign currency translation:
Translation adjustment	(12.5)	(185.7)	120.2
Tax benefit	1.4	25.9	2.9
Pension accounting:
Net actuarial (losses) gains	(93.9)	(326.1)	60.8
Reclassification of losses into net income	52.8	23.5	38.9
Tax benefit (expense)	15.9	117.6	(37.1)
Hedge accounting:
Net derivative gains	53.3	105.6	144.9
Reclassification of gains into net income	(165.4)	(100.9)	(26.6)
Tax benefit (expense)	43.1	(1.6)	(45.7)
Total other comprehensive income (loss)	(105.3)	(341.7)	258.3

Total comprehensive income	$78.5	$19.6	$779.3

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	April 28, 2013	April 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$310.6	$324.3
Accounts receivable, net	663.2	624.7
Inventories	2,348.3	2,072.4
Prepaid expenses and other current assets	229.7	277.6
Total current assets	3,551.8	3,299.0

Property, plant and equipment, net	2,298.4	2,277.2
Goodwill	782.4	768.2
Investments	532.4	522.6
Intangible assets, net	390.4	381.8
Other assets	161.0	173.4
Total assets	$7,716.4	$7,422.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	676.1	63.5
Accounts payable	429.1	415.8
Accrued expenses and other current liabilities	641.0	657.0
Total current liabilities	1,746.2	1,136.3

Long-term debt and capital lease obligations	1,829.2	1,900.9
Net long-term pension liability	697.0	581.9
Other liabilities	333.6	413.1

Redeemable noncontrolling interests	12.7	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 500,000,000 authorized shares; 138,919,056 and 157,408,077 issued and outstanding	69.5	78.7
Additional paid-in capital	1,389.9	1,561.0
Stock held in trust	(68.8)	(67.9)
Retained earnings	2,322.6	2,326.4
Accumulated other comprehensive loss	(616.2)	(510.9)
Total shareholders’ equity	3,097.0	3,387.3
Noncontrolling interests	0.7	0.7
Total equity	3,097.7	3,388.0
Total liabilities and shareholders' equity	$7,716.4	$7,422.2

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Years
	2013	2012	2011
Cash flows from operating activities:
Net income	$183.8	$361.3	$521.0
Adjustments to reconcile net cash flows from operating activities:
(Income) loss from equity method investments	(15.0)	9.9	(50.1)
Depreciation and amortization	239.9	242.8	231.9
Gain on fire insurance recovery	—	—	(120.6)
Deferred income taxes	(5.3)	90.2	158.2
Impairment of assets	4.2	2.9	9.2
Pension expense	96.1	57.2	82.0
Pension contributions	(17.7)	(142.8)	(128.5)
Changes in operating assets and liabilities and other, net:
Accounts receivable	(39.9)	47.8	(63.8)
Inventories	(273.9)	(89.8)	(178.4)
Prepaid expenses and other current assets	52.0	(68.1)	132.2
Accounts payable	14.7	2.5	36.6
Accrued expenses and other current liabilities	(15.9)	12.6	(72.6)
Other	(50.3)	43.6	59.3
Net cash flows from operating activities	172.7	570.1	616.4

Cash flows from investing activities:
Capital expenditures	(278.0)	(290.7)	(176.8)
Business acquisition, net of cash acquired	(24.0)	—	—
Dispositions	—	—	261.5
Insurance proceeds	—	—	120.6
Net (expenditures) proceeds from breeding stock transactions	(18.4)	(2.3)	26.2
Proceeds from sale of property, plant and equipment	16.9	6.4	22.8
Other	(0.2)	—	—
Net cash flows from investing activities	(303.7)	(286.6)	254.3

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,219.2	—	—
Principal payments on long-term debt and capital lease obligations	(716.5)	(152.7)	(944.5)
Net borrowings (repayments) on revolving credit facilities and notes payables	13.9	(0.3)	21.6
Repurchase of common stock	(386.4)	(189.5)	—
Net proceeds from the issuance of common stock and stock option exercises	3.1	1.3	1.2
Change in cash collateral	—	23.9	(23.9)
Debt issuance costs and other	(17.6)	(11.1)	—
Net cash flows from financing activities	115.7	(328.4)	(945.6)

Effect of foreign exchange rate changes on cash	1.6	(5.5)	(1.6)
Net change in cash and cash equivalents	(13.7)	(50.4)	(76.5)
Cash and cash equivalents at beginning of period	324.3	374.7	451.2
Cash and cash equivalents at end of period	$310.6	$324.3	$374.7

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-in Capital	Stock Held in Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, May 2, 2010	166.0	$83.0	$1,626.9	$(65.5)	$1,538.7	$(427.5)	$2,755.6	$2.6	$2,758.2
Issuance of common stock	0.1	—	1.2	—	—	—	1.2	—	1.2
Stock compensation expense	—	—	11.3	—	—	—	11.3	—	11.3
Purchase of stock for trust	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other	—	—	(0.7)	—	—	—	(0.7)	0.4	(0.3)
Comprehensive income:
Net income (loss)	—	—	—	—	521.0	—	521.0	(1.9)	519.1
Other comprehensive income, net of tax	—	—	—	—	—	258.3	258.3	—	258.3
Balance, May 1, 2011	166.1	83.0	1,638.7	(66.7)	2,059.7	(169.2)	3,545.5	1.1	3,546.6
Common stock repurchased	(9.2)	(4.6)	(90.3)	—	(94.6)	—	(189.5)	—	(189.5)
Issuance of common stock	0.5	0.3	(5.0)	—	—	—	(4.7)	—	(4.7)
Stock compensation expense	—	—	14.4	—	—	—	14.4	—	14.4
Purchase of stock for trust	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Other	—	—	3.2	0.4	—	—	3.6	0.4	4.0
Comprehensive income:
Net income (loss)	—	—	—	—	361.3	—	361.3	(0.8)	360.5
Other comprehensive loss, net of tax	—	—	—	—	—	(341.7)	(341.7)	—	(341.7)
Balance, April 29, 2012	157.4	78.7	1,561.0	(67.9)	2,326.4	(510.9)	3,387.3	0.7	3,388.0
Common stock repurchased	(19.1)	(9.5)	(189.3)	—	(187.6)	—	(386.4)	—	(386.4)
Issuance of common stock	0.6	0.3	(1.1)	—	—	—	(0.8)	—	(0.8)
Stock compensation expense	—	—	19.1	—	—	—	19.1	—	19.1
Purchase of stock for trust	—	—	—	(1.8)	—	—	(1.8)	—	(1.8)
Other	—	—	0.2	0.9	—	—	1.1	(0.4)	0.7
Comprehensive income:
Net income	—	—	—	—	183.8	—	183.8	0.4	184.2
Other comprehensive loss, net of tax	—	—	—	—	—	(105.3)	(105.3)	—	(105.3)
Balance, April 28, 2013	138.9	$69.5	$1,389.9	$(68.8)	$2,322.6	$(616.2)	$3,097.0	$0.7	$3,097.7

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unless otherwise stated, amounts presented in these notes to our consolidated financial statements are for all fiscal periods included. Certain prior year amounts have been reclassified to conform to current year presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as all majority-owned subsidiaries and other entities for which we have a controlling interest. Entities that are 50% owned or less are accounted for under the equity method when we have the ability to exercise significant influence. We use the cost method of accounting for investments in which our ability to exercise significant influence is limited. All intercompany transactions and accounts have been eliminated. Consolidating the results of operations and financial position of variable interest entities for which we are the primary beneficiary does not have a material effect on sales, net income, or net income per diluted share, or on our financial position for the fiscal periods presented.
Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows in foreign currencies are translated into U.S. dollars using the average exchange rate over the course of the fiscal year. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss and included in other comprehensive income for each period. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses as incurred. We recorded net gains on foreign currency transactions of $1.1 million in fiscal 2013 and net losses of $7.4 million and $0.4 million in fiscal 2012 and fiscal 2011, respectively.
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
Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest April 30. All fiscal years included consisted of 52 weeks.
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The majority of our cash is concentrated in demand deposit accounts or money market funds. The carrying value of cash equivalents approximates market value.
Accounts Receivable
Accounts receivable are recorded net of the allowance for doubtful accounts. We regularly evaluate the collectibility of our accounts receivable based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer and historical experience. Based on our evaluation, we record reserves to reduce the related receivables to amounts we reasonably believe are collectible. Our reserve for uncollectible accounts receivable was $14.6 million and $16.0 million as of April 28, 2013 and April 29, 2012, respectively.

Inventories
Inventories consist of the following:

	April 28, 2013	April 29, 2012
	(in millions)
Livestock	$1,113.5	$962.8
Fresh and packaged meats	960.8	912.1
Grains	162.0	90.4
Manufacturing supplies	57.7	59.1
Other	54.3	48.0
Total inventories	$2,348.3	$2,072.4
Livestock are generally valued at the lower of first-in, first-out cost or market, adjusted for changes in the fair value of livestock that are hedged. Costs include purchase costs, feed, medications, contract grower fees and other production expenses. Fresh and packaged meats are valued based on USDA and other market prices and adjusted for the cost of further processing. Costs for fresh and packaged meats include meat, labor, supplies and overhead. Average costing is primarily utilized to account for fresh and packaged meats and grains. Manufacturing supplies principally consist of ingredients and packaging materials.
Derivative Financial Instruments and Hedging Activities
See Note 4—Derivative Financial Instruments for our policy.
Property, Plant and Equipment, Net
Property, plant and equipment is generally stated at historical cost, which includes the then fair values of assets acquired in business combinations, and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are classified in property, plant and equipment, net and amortized over the lease term. The amortization of assets held under capital leases is included in depreciation expense. The cost of assets held under capital leases was $34.0 million and $34.0 million at April 28, 2013 and April 29, 2012, respectively. The assets held under capital leases had accumulated amortization of $3.1 million and $1.7 million at April 28, 2013 and April 29, 2012, respectively. Depreciation expense is included in either cost of sales or selling, general and administrative expenses, as appropriate. Depreciation expense totaled $235.3 million, $238.6 million and $227.4 million in fiscal 2013, 2012 and 2011, respectively.
Interest is capitalized on property, plant and equipment over the construction period. Total interest capitalized was $4.8 million, $2.8 million and $1.6 million in fiscal 2013, 2012 and 2011, respectively.
Property, plant and equipment, net, consists of the following:

	Useful Life	April 28, 2013	April 29, 2012
	(in Years)	(in millions)
Land and improvements	0-20	$276.1	$268.9
Buildings and improvements	20-40	1,788.6	1,690.6
Machinery and equipment	5-25	1,862.7	1,780.6
Breeding stock	2	186.7	182.1
Computer hardware and software	3-5	156.1	148.4
Other	3-10	94.4	89.1
Construction in progress		105.5	110.2
		4,470.1	4,269.9
Accumulated depreciation		(2,171.7)	(1,992.7)
Property, plant and equipment, net		$2,298.4	$2,277.2

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
The carrying amount of goodwill includes cumulative impairment losses of $6.0 million as of April 28, 2013 and April 29, 2012.
Intangible assets consist of the following:

	Useful Life	April 28, 2013	April 29, 2012
	(in Years)	(in millions)
Amortized intangible assets:
Customer relations assets	15-16	$23.0	$13.3
Patents, rights and leasehold interests	5-25	14.3	11.8
Contractual relationships	22	33.1	33.1
Accumulated amortization		(25.7)	(22.6)
Amortized intangible assets, net		44.7	35.6
Non-amortized intangible assets:
Trademarks	Indefinite	339.6	340.1
Permits	Indefinite	6.1	6.1
Intangible assets, net		$390.4	$381.8

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
Amortization expense for intangible assets was $3.1 million, $3.0 million and $3.2 million in fiscal 2013, 2012 and 2011, respectively. As of April 28, 2013, the estimated amortization expense associated with our intangible assets for each of the next five fiscal years is expected to be $3.4 million.
Debt Issuance Costs, Premiums and Discounts
Debt issuance costs, premiums and discounts are amortized into interest expense over the terms of the related loan agreements using the effective interest method or other methods which approximate the effective interest method.
Investments
See Note 5—Investments for our policy.
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
We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. We accrue interest and penalties related to unrecognized tax benefits in other liabilities and recognize the related expense in income tax expense.
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
Advertising and Promotional Costs
Advertising and promotional costs are expensed as incurred except for certain production costs, which are expensed upon the first airing of the advertisement. Promotional sponsorship costs are expensed as the promotional events occur. Advertising costs totaled $143.1 million, $122.9 million and $120.1 million in fiscal 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses.
Shipping and Handling Costs
Shipping and handling costs are reported as a component of cost of sales.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $80.9 million, $75.9 million and $47.0 million in fiscal 2013, 2012 and 2011, respectively.
Net Income per Share
We present dual computations of net income per share. The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options and convertible notes, during the period. We excluded stock based awards for approximately 2.1 million, 1.7 million and 1.8 million shares in fiscal 2013, 2012 and 2011, respectively, from the diluted computation because their effect would have been anti-dilutive.

NOTE 2:	ACQUISITIONS
American Skin Food Group, LLC
In September 2012 (fiscal 2013), we acquired a 70% controlling interest in American Skin Food Group, LLC (American Skin) for $24.2 million in cash, including post-closing adjustments for differences in American Skin's calendar 2012 earnings and working capital at closing from agreed-upon targets.
Located in Burgaw, North Carolina, American Skin manufactures and supplies pork rinds to the snack food industry. By leveraging our coordinated sales and marketing team, we believe American Skin can expand into new markets both domestically and internationally, which could substantially increase current sales of approximately $25 million and net income of approximately $3 million annually over the next five to seven years with minimal additional plant investment.

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

(in millions)
Cash and cash equivalents	$0.2
Accounts receivable, net	2.0
Inventories	0.7
Property, plant and equipment, net	3.4
Intangible assets, net	12.4
Goodwill	16.4
Assets acquired	35.1

Accounts payable	0.5
Liabilities assumed	0.5

Noncontrolling interests	10.4
Purchase price	$24.2
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
NOTE 3:    DISPOSAL OF LONG-LIVED ASSETS
Portsmouth, Virginia Plant
In November 2011 (fiscal 2012), we announced that we would shift the production of hot dogs and lunchmeat from The Smithfield Packing Company, Inc.'s (Smithfield Packing) Portsmouth, Virginia plant to our Kinston, North Carolina plant and permanently close the Portsmouth facility. The Kinston facility will be expanded to handle the additional production and will incorporate state of the art technology and equipment, which is expected to produce significant production efficiencies and cost reductions. The Kinston expansion will require an estimated $85 million in capital expenditures, substantially all of which had been incurred by the end of fiscal 2013.. The expansion of the Kinston facility and the closure of the Portsmouth facility are expected to be completed in the first half of fiscal 2014.
As a result of this decision, we performed an impairment analysis of the related assets at the Portsmouth facility in the second quarter of fiscal 2012 and determined that the net cash flows expected to be generated over the anticipated remaining useful life of the plant are sufficient to recover its book value. As such, no impairment existed. However, we revised depreciation estimates to reflect the use of the related assets at the Portsmouth facility over their shortened useful lives. As a result, we recognized accelerated depreciation charges of $4.4 million and $3.3 million in cost of sales during fiscal 2013 and fiscal 2012, respectively. Also, in connection with this decision, we wrote-down inventory by $0.8 million in cost of sales and accrued $0.6 million for employee severance in selling, general and administrative expenses in the second quarter of fiscal 2012. All of these charges are reflected in the Pork segment.

Hog Farms
Texas
In January 2011 (fiscal 2011), we sold a portion of our Dalhart, Texas hog production assets to a crop farmer for net proceeds of $9.1 million and recognized a loss on the sale of $1.8 million in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. In April 2011 (fiscal 2011), we completed the sale of the remaining assets of our Dalhart, Texas operation and received net proceeds of $32.5 million. As a result of the sale, we recognized a gain of $13.6 million, after allocating $8.5 million in goodwill to the asset group, in selling, general and administrative expenses in our Hog Production segment in the fourth quarter of fiscal 2011. Goodwill was allocated to this business based on its fair value relative to the estimated fair value of our domestic hog production reporting unit. The operating results and cash flows from these asset groups were not considered material for separate disclosure.
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
Missouri
In the first half of fiscal 2011, we began reducing the hog population on certain hog farms in Missouri in order to comply with an amended consent decree. The amended consent decree allows us to return the farms to full capacity upon the installation of an approved "next generation" technology that would reduce the level of odor produced by the farms. The reduced hog raising capacity at these farms was replaced with third party contract farmers in Iowa. In the first quarter of fiscal 2011, in connection with the anticipated reduction in finishing capacity, we performed an impairment analysis of these hog farms and determined that the book value of the assets was recoverable and thus, no impairment existed.
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
We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of April 28, 2013, prepaid expenses and other current assets included $75.0 million representing cash on deposit with brokers to cover losses on our open derivative instruments and accrued expenses and other current liabilities included $3.6 million representing cash deposits received from brokers to cover gains on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of April 28, 2013, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of April 28, 2013, we had credit exposure of $11.4 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, we had no significant credit exposure as of April 28, 2013. No significant concentrations of credit risk existed as of April 28, 2013.
The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated balance sheets, as appropriate.

The following table presents the fair values of our open derivative financial instruments in the consolidated balance sheets on a gross basis.

	Assets		Liabilities
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$2.5	$35.3	$73.0	$9.6
Livestock contracts	4.1	22.9	1.1	—
Foreign exchange contracts	0.2	1.9	0.1	—
Total	6.8	60.1	74.2	9.6
Derivatives using the "mark-to-market" method:
Grain contracts	6.2	9.1	13.7	1.0
Livestock contracts	12.4	7.4	0.7	7.2
Energy contracts	3.1	—	0.6	12.2
Foreign exchange contracts	0.6	2.4	0.3	0.7
Total	22.3	18.9	15.3	21.1
Total fair value of derivative instruments	$29.1	$79.0	$89.5	$30.7

Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of April 28, 2013, we had no cash flow hedges for forecasted transactions beyond April 2014.
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
During fiscal 2013, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	30,885,000	114,525,000	Bushels
Soybean meal	273,496	755,444	Tons
Lean Hogs	—	569,920,000	Pounds
Foreign currency (1)	11,687,888	71,979,138	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal years indicated:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$39.1	$5.5	$232.9	$108.4	$75.1	$80.7	$—	$(0.2)	$1.9
Lean hog contracts	13.6	102.8	(82.8)	54.9	32.3	(44.5)	0.4	(0.5)	(1.0)
Interest rate contracts	—	—	(1.2)	—	(2.4)	(7.0)	—	—	—
Foreign exchange contracts	0.4	(2.5)	(4.1)	2.1	(4.1)	(2.6)	—	—	—
Total	$53.1	$105.8	$144.8	$165.4	$100.9	$26.6	$0.4	$(0.7)	$0.9
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
As of April 28, 2013, there were deferred net losses of $17.8 million, net of tax of $11.3 million, in accumulated other comprehensive loss. We expect to reclassify $39.0 million ($23.8 million net of tax) of the deferred net gains on closed commodity contracts into earnings in fiscal 2014. We are unable to estimate the unrealized gains or losses to be reclassified into earnings in fiscal 2014 related to open contracts as their values are subject to change.
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
During fiscal 2013, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	—	286,800,000	Pounds
Corn	2,745,000	16,960,000	Bushels
The following table presents the effects on our consolidated statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal years indicated:

	Gain (Loss) Recognized in Earnings on Derivative			Gain (Loss) Recognized in Earnings on Related Hedged Item
	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)
Commodity contracts	$(12.8)	$21.9	$(4.2)	$5.0	$(16.7)	$5.4

We recognized losses of $2.5 million in fiscal 2013, gains of $6.0 million in fiscal 2012 and losses of $24.9 million in fiscal 2011, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
For fair value hedges of hog inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in losses of $7.5 million in fiscal 2013 and gains of $5.1 million and $0.2 million in fiscal 2012 and fiscal 2011, respectively.
Mark-to-Market Method
Derivative instruments that are not designated as a hedge, have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings. Under the mark-to-market method, gains and losses are recorded in either sales or cost of sales for commodity contracts, and selling, general and administrative expenses for foreign exchange contracts.
During fiscal 2013, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	320,000	542,440,000	Pounds
Corn	1,080,000	22,960,000	Bushels
Soybean meal	33,945	109,065	Tons
Soybeans	155,000	935,000	Bushels
Wheat	—	2,000,000	Bushels
Natural gas	9,370,000	11,030,000	Million BTU
Diesel	—	3,528,000	Gallons
Crude oil	—	144,000	Barrels
Foreign currency (1)	21,823,992	131,845,204	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains (losses) recognized in the consolidated statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal years indicated:

	Fiscal Years
	2013	2012	2011
	(in millions)
Commodity contracts (cost of sales)	$12.9	$6.4	$63.4
Commodity contracts (sales)	29.7	—	—
Foreign exchange contracts	3.7	7.7	(9.0)
Total	$46.3	$14.1	$54.4
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

NOTE 5:    INVESTMENTS
Investments consist of the following:

Equity Investment	Segment	% Owned	April 28, 2013	April 29, 2012
			(in millions)
Campofrío Food Group (CFG)	International	37%	$376.2	$385.2
Mexican joint ventures	International	50%	129.6	111.2
All other equity method investments	Various	Various	26.6	26.2
Total investments			$532.4	$522.6
We record our share of earnings and losses from our equity method investments in (income) loss from equity method investments. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated financial statements.
Each quarter, we review the carrying value of our investments and consider whether indicators of impairment exist. Examples of impairment indicators include a history or expectation of future operating losses and declines in a quoted share price, among other factors. If an impairment indicator exists, we must evaluate the fair value of our investment to determine if a loss in value, which is other than temporary, has occurred. If we consider any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then a write-down of the investment to its estimated fair value would be recorded. We have determined that no write-down was necessary for all periods presented.
As of April 28, 2013, we held 37,811,302 shares of CFG common stock. Shares of CFG are publicly traded on the Bolsa de Madrid Exchange (Madrid Exchange). As the table below shows, the carrying value of our investment in CFG was above the quoted market price on the Madrid Exchange as of April 28, 2013, indicating a possible impairment of our investment in CFG. However, we do not believe the quoted share price on the Madrid Exchange is, by itself, reflective of the fair value of our investment in CFG for the following reasons:

•
the minority shares traded on the Madrid Exchange confer no special rights or privileges to buyers. In contrast, the shares comprising our 37% stake in CFG contractually entitle us to two seats on CFG's 9-person board of directors, giving us the ability to exert significant influence over the strategic and operational decisions of our investee.

•
the stock is very thinly traded. CFG is a closely held company, with the three largest shareholders owning approximately 76% of the outstanding shares. We are CFG's largest shareholder, with a 37% stake.

•
The average daily trading volume during the last 24 months represents less than three hundredths of one percent of the total outstanding shares. The lack of an active market can cause significant fluctuations and volatility in the stock price that are not commensurate with fundamental changes in the underlying business and the fair value of our holding in CFG. Shares trading on the Madrid Exchange have ranged from a high of €9.28 ($13.74) to a low of €4.12 ($5.39) per share during the last 24 months, with upward and downward fluctuations in between.

The table below shows CFG's intra-day high share price and Smithfield's carrying value, expressed in euro per share, on various dates relevant to our disclosures during the last 24 months.

Date	Share Price	Carrying Value
May 5, 2011	€9.27	€7.93
February 17, 2012	€7.20	€7.54
April 29, 2012 (1)	€6.30	€7.70
April 28, 2013 (1) (2)	€4.99	€7.64
——————————————

(1)	Share prices on quarter end date reflect the last trading day in the quarter.

(2)	Subsequent to the end of fiscal 2013, CFG's share price traded as high as €5.88 per share on May 30, 2013.

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
Based on an evaluation of all these factors, we concluded the fair value of our investment in CFG as of April 28, 2013, exceeded its carrying amount. However, our estimate of fair value has declined over the last 24 months, significantly eroding the gap between fair value and carrying value. The fair value decline is primarily attributable to persistent recessionary conditions in Western Europe, which have dampened CFG's current operating performance. In addition, rising interest rates associated with European sovereign debt crises have forced discount rates higher, diminishing the values calculated using our discounted cash flow techniques. Finally, CFG's share price on the Madrid Exchange has declined and, notwithstanding our reservations about the Madrid Exchange price, we nonetheless utilize it as a component of our valuation work and believe such declines must be considered as part of our fair value estimate. While we do not believe our investment is impaired as of April 28, 2013, the confluence of these and other factors has decreased our estimate of CFG's fair value and increased the risk of impairment. If the trends contributing to our lower estimate of CFG's fair value continue, the investment would become impaired. Specifically, if the most sensitive factors affecting our fair value calculations (i.e., estimates of future cash flows, interest rates and share price) continue to deteriorate, it is reasonably possible that our estimate of fair value could fall below carrying value. If that occurs, and we determine that the decline is other than temporary, we would record a charge to income for the difference between the estimate of fair value and the carrying amount of our investment.
(Income) loss from equity method investments consists of the following:

		Fiscal Years
Equity Investment	Segment	2013	2012	2011
		(in millions)
CFG (1)	International	$(4.8)	$25.0	$(17.0)
Mexican joint ventures	International	(9.3)	(13.4)	(29.6)
All other equity method investments	Various	(0.9)	(1.7)	(3.5)
Loss (income) from equity method investments		$(15.0)	$9.9	$(50.1)
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

The following summarized financial information for CFG is based on CFG's financial statements and translated into U.S. Dollars:

	Fiscal Years
	2013	2012	2011
	(in millions)
Income statement information:
Sales	$2,464.6	$2,536.1	$2,433.3
Gross profit	564.4	583.0	423.0
Net income (loss)	13.0	(71.2)	46.1

		April 28, 2013	April 29, 2012
		(in millions)
Balance sheet information:
Current assets		$909.9	$944.5
Long-term assets		1,926.8	1,930.4
Current liabilities		993.6	941.9
Long-term liabilities		1,094.2	1,168.1
NOTE 6:    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	April 28, 2013	April 29, 2012
	(in millions)
Payroll and related benefits	$246.8	$233.5
Customer incentives	88.6	81.7
Derivative instruments and broker deposits	71.0	23.0
Insurance reserves	60.9	63.3
Accrued interest	34.9	41.9
Other	138.8	213.6
Total accrued expenses and other current liabilities	$641.0	$657.0

NOTE 7:    DEBT
Long-term debt consists of the following:

	April 28, 2013	April 29, 2012
	(in millions)
6.625% senior unsecured notes, due August 2022, including unamortized discounts of $4.7 million	$995.3	$—
10% senior secured notes, due July 2014, including unamortized discounts of $7.0 million	—	357.4
10% senior secured notes, due July 2014, including unamortized premiums of $4.4 million	—	229.4
7.75% senior unsecured notes, due July 2017	500.0	500.0
4% senior unsecured Convertible Notes, due June 2013, including unamortized discounts of $4.1 million and $26.8 million	395.9	373.2
7.75% senior unsecured notes, due May 2013	55.0	160.0
Floating rate senior unsecured term loan, due May 2018	200.0	200.0
Floating rate senior unsecured term loan, due February 2014	200.0	—
Various, interest rates from 0.0% to 7.22%, due May 2013 through June 2017	132.9	117.3
Total debt	2,479.1	1,937.3
Current portion	(675.1)	(62.5)
Total long-term debt	$1,804.0	$1,874.8

Scheduled maturities of total debt are as follows:

Fiscal Year	(in millions)
2014	$675.1
2015	70.6
2016	40.5
2017	3.8
2018	518.7
Thereafter	1,170.4
Total debt	$2,479.1

2022 Notes
In August 2012 (fiscal 2013), we issued $1.0 billion aggregate principal amount of ten year, 6.625% senior unsecured notes at a price equal to 99.5% of their face value in a registered public offering (2022 Notes). We received net proceeds of $981.2 million, after underwriting discounts and commissions and offering expenses, upon settlement of the 2022 Notes in August 2012 (fiscal 2013). We incurred $18.0 million in transaction fees in connection with issuance of the 2022 Notes, which are being amortized over the ten-year life of the notes.
Debt Extinguishments
2011 Notes
During fiscal 2011, we repurchased $522.2 million of our 7% senior unsecured notes due August 2011 (2011 Notes) for $543.1 million and recognized losses on debt extinguishment totaling $21.4 million, including the write-off of related unamortized premiums and debt costs.
During fiscal 2012, we redeemed the remaining $77.8 million of our 7% senior unsecured notes due August 2011.

2013 Notes and 2014 Notes
In January 2011 (fiscal 2011), we commenced a Dutch auction cash tender offer to purchase for $450.0 million in cash (the January Tender Offer) the maximum aggregate principal amount of our outstanding 7.75% senior unsecured notes due May 2013 (2013 Notes) and our outstanding 10% senior secured notes due July 2014 (2014 Notes). As a result of the January Tender Offer, we paid $450.0 million to repurchase 2013 Notes and 2014 Notes with face values of $190.0 million and $200.9 million, respectively, and recognized losses on debt extinguishment totaling $71.1 million in the fourth quarter of fiscal 2011, including the write-off of related unamortized discounts and debt costs.
During fiscal 2012, we repurchased $59.7 million of our 2014 Notes for $68.3 million and recognized losses on debt extinguishment of $11.0 million, including the write-off of related unamortized discounts and debt costs.
In conjunction with the issuance of the 2022 Notes in July 2012, we commenced a tender offer to purchase any and all of our outstanding 2013 Notes and any and all of our outstanding 2014 Notes (the July 2012 Tender Offer). The July 2012 Tender Offer expired in August 2012. As a result of the July 2012 Tender Offer, we paid $649.4 million to repurchase 2013 Notes and 2014 Notes with face values of $105.0 million and $456.6 million, respectively. Also in August 2012, we exercised the redemption feature available under our 2014 Notes and paid $155.5 million to repurchase the remaining $132.8 million of our 2014 Notes. Net proceeds from the issuance of the 2022 Notes were used to make all of the repurchases of the 2013 Notes and 2014 Notes. As a result of these repurchases, we recognized losses on debt extinguishment totaling $120.7 million in fiscal 2013, including the write-off of related unamortized discounts, premiums and debt issuance costs.
Working Capital Facilities
In June 2011 (fiscal 2012), we refinanced our asset-based revolving credit agreement totaling $1.0 billion that supported short-term funding needs and letters of credit (the ABL Credit Facility) into two separate facilities: (1) an inventory-based revolving credit facility totaling $925.0 million, with an option to expand up to $1.225 billion (the Inventory Revolver), and (2) an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility). We may request working capital loans and letters of credit under both facilities. As a result of the refinancing, we recognized a loss on debt extinguishment of $1.2 million in the first quarter of fiscal 2012 for the write-off of unamortized debt issuance costs associated with the ABL Credit Facility.
In January 2013 (fiscal 2013), we partially exercised the accordion feature of our Second Amended and Restated Credit Agreement and increased the borrowing capacity of the Inventory Revolver from a total of $925.0 million to a total of $1.025 billion. All other terms and conditions of the Inventory Revolver remain unchanged, including the limitation on the actual amount of credit that is available from time to time under the Inventory Revolver as a result of borrowing base valuations of our inventory, accounts receivable and certain cash balances.
We have the right to further exercise the accordion feature and increase its total revolving commitment by an additional aggregate amount not to exceed $200.0 million, to the extent that any one or more new or existing lenders commit to being a lender for the additional amount and certain other customary conditions are met.
Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of April 28, 2013, the unused commitment fee and interest rate were 0.5% and LIBOR plus 3%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit Agreement) may not be less than 2.5 to 1.0. Obligations under the Inventory Revolver are guaranteed by our material U.S. subsidiaries and are secured by a first priority lien on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests. We incurred approximately $9.7 million in transaction fees in connection with the Inventory Revolver, which are being amortized over its five-year life.
The term of the Securitization Facility is three years. As part of the arrangement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of April 28, 2013, the SPV held $411.1 million of accounts receivable and we had no outstanding borrowings on the Securitization Facility.

The unused commitment fee and the interest rate spreads under the Securitization Facility are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of April 28, 2013, the unused commitment fee and interest rate were 0.5% and 0.2% plus 1.75%, respectively. We incurred approximately $1.3 million in transaction fees in connection with the Securitization Facility, which are being amortized over its original three-year life.
As of April 28, 2013, we had aggregate credit facilities and credit lines totaling $1.4 billion. Our unused capacity under these credit facilities and credit lines was $1.3 billion. These facilities and lines are generally at prevailing market rates. We pay commitment fees on the unused portion of the facilities.
Average borrowings under credit facilities and credit lines were $105.4 million, $99.8 million and $81.6 million at average interest rates of 5.2%, 4.9% and 4.8% during fiscal 2013, 2012 and 2011, respectively. Maximum borrowings were $229.9 million, $245.3 million and $256.9 million in fiscal 2013, 2012 and 2011, respectively. Total outstanding borrowings were $82.3 million as of April 28, 2013 and $64.9 million as of April 29, 2012 with average interest rates of 4.4% and 5.7%, respectively.
Bank of America Term Loan
In February 2013 (fiscal 2013), we executed a new $200.0 million term loan with a scheduled maturity date of February 4, 2014 (the Bank of America Term Loan). The Bank of America Term Loan bears interest at a rate of LIBOR plus 3.25% per annum or, at our election, a base rate plus 2.25% per annum. In addition, we may elect to prepay the Bank of America Term Loan at any time, subject to the payment of a prepayment premium of 1% applicable to prepayments made at any time during the first eight months of the term. The Bank of America Term Loan contains various restrictive covenants substantially similar to those contained in the Inventory Revolver, including with respect to liens, indebtedness, investments and acquisitions, capital expenditures, distributions, mergers and asset sales, in each case, subject to certain qualifications and exceptions. In addition, the Bank of America Term Loan contains financial covenants that are also substantially similar to those contained in the Inventory Revolver.
Rabobank Term Loan
In August 2012 (fiscal 2013), we amended our $200.0 million term loan with Rabobank (the Rabobank Term Loan). As a result of the amended agreement, our maturity date was extended from June 2016 (fiscal 2017) to May 2018 (fiscal 2019) and the interest rate increased to an annual rate equal to LIBOR plus 4%, or at our election, a base rate plus 3%.
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
On April 1, 2013, holders obtained the ability to convert their Convertible Notes at any time prior to the close of business on the third scheduled trading day immediately preceding the maturity date.
On the date of issuance of the Convertible Notes, our nonconvertible debt borrowing rate was determined to be 10.2%. Based on that rate of interest, the equity component of the Convertible Notes was determined to be $95.8 million.

In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions with respect to our common stock to reduce potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions (collectively referred to as the Call Spread Transactions). We purchased call options that permit us to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment, which is the number of shares initially issuable upon conversion of the Convertible Notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment. See Note 11—Equity for more information on the Call Spread Transactions.
NOTE 8:    LEASE OBLIGATIONS, COMMITMENTS AND GUARANTEES
Lease Obligations
We lease facilities and equipment under non-cancelable operating leases. The terms of each lease agreement vary and may contain renewal or purchase options. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the lease. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $47.1 million, $46.5 million and $42.3 million in fiscal 2013, 2012 and 2011, respectively.
Future rental commitments under non-cancelable operating leases as of April 28, 2013 are as follows:

Fiscal Year	(in millions)
2014	$41.9
2015	30.5
2016	24.3
2017	17.0
2018	15.4
Thereafter	37.5
Total	$166.6

As of April 28, 2013, future minimum lease payments under capital leases were approximately $26.6 million. The present value of the future minimum lease payments was $26.2 million. The long-term portion of capital lease obligations was $25.2 million and $26.1 million as of April 28, 2013 and April 29, 2012, respectively, and the current portion was $1.0 million and $1.0 million as of April 28, 2013 and April 29, 2012, respectively.
Commitments
We have agreements, expiring through fiscal 2022, to use cold storage warehouses owned by partnerships, of which we are 50% partners. We have agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In fiscal 2013, 2012 and 2011, we paid $16.6 million, $14.0 million and $18.2 million, respectively, in fees for use of the facilities. We had investments in the partnerships of $2.6 million as of April 28, 2013, and $2.2 million as of April 29, 2012, respectively.
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

Fiscal Year	(in millions)
2014	$1,829.0
2015	1,325.8
2016	1,081.7
2017	929.4
2018	911.4

As of April 28, 2013, we were also committed to purchase approximately $480.3 million under forward grain contracts payable in fiscal 2014.

We had $53.9 million of committed funds related to approved capital expenditure projects as of April 28, 2013. These projects are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
Guarantees
As part of our business, we are a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets as of April 28, 2013. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.
As of April 28, 2013, we continue to guarantee $10.2 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.
NOTE 9:    INCOME TAXES
Income tax expense consists of the following:

	Fiscal Years
	2013	2012	2011
	(in millions)
Current income tax expense:
Federal	$39.8	$72.7	$57.6
State	6.1	8.4	17.2
Foreign	5.5	1.1	3.1
	51.4	82.2	77.9
Deferred income tax expense (benefit):
Federal	(2.6)	82.1	128.3
State	(10.5)	11.2	24.2
Foreign	7.8	(3.1)	5.7
	(5.3)	90.2	158.2
Total income tax expense	$46.1	$172.4	$236.1

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	Fiscal Years
	2013	2012	2011
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.2)	2.1	3.4
Foreign income taxes	(1.7)	(0.2)	(1.2)
Unremitted earnings	—	2.6	—
Net change in uncertain tax positions	0.6	(2.4)	(0.3)
Net change in valuation allowance	(4.8)	(0.9)	(3.4)
Tax credits	(5.7)	(1.0)	(1.1)
Manufacturer's deduction	(1.5)	(1.7)	(1.8)
Adjustment to goodwill	—	—	2.0
Other	(1.6)	(1.2)	(1.4)
Effective tax rate	20.1%	32.3%	31.2%

The unremitted earnings impact to the effective tax rate in fiscal 2012 resulted primarily from the CFG Consolidation Plan.
We had income taxes receivable of $79.4 million and $101.7 million as of April 28, 2013 and April 29, 2012, respectively, in prepaid expenses and other current assets.

The tax effects of temporary differences consist of the following:

	April 28, 2013	April 29, 2012
	(in millions)
Deferred tax assets:
Pension and other retirement liabilities	$272.4	$256.4
Tax credits, carryforwards and net operating losses	77.3	85.6
Accrued expenses and other current liabilities	32.2	53.2
Employee benefits	17.3	—
Other	10.2	30.8
	409.4	426.0
Valuation allowance	(43.5)	(54.6)
Total deferred tax assets	$365.9	$371.4
Deferred tax liabilities:
Property, plant and equipment	$371.9	$385.6
Intangible assets	134.3	125.8
Derivatives	1.5	31.9
Employee benefits	—	13.7
Investments in subsidiaries	44.1	44.6
Total deferred tax liabilities	$551.8	$601.6

The following table presents the classification of deferred taxes in our balance sheets as of April 28, 2013 and April 29, 2012:

	April 28, 2013	April 29, 2012
	(in millions)
Prepaids and other current assets	$19.9	$57.4
Other assets	—	3.2
Other liabilities	205.8	290.8

Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized. Valuation allowances are established in the event that management believes the related tax benefits will not be realized. The valuation allowance primarily relates to state credits, state net operating loss carryforwards and losses in foreign jurisdictions for which no tax benefit was recognized. During fiscal 2013, the valuation allowance decreased by $11.1 million resulting primarily from the utilization of tax losses in foreign jurisdictions.
The tax credits, carryforwards and net operating losses expire from fiscal 2014 to 2033.
There were foreign subsidiary net earnings that were considered permanently reinvested of $149.5 million and $123.6 million as of April 28, 2013 and April 29, 2012, respectively. It is not reasonably determinable as to the amount of deferred tax liability that would need to be provided if such earnings were not reinvested.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

(in millions)
Balance, May 1, 2011	$33.6
Additions for tax positions taken in the current year	2.4
Additions for tax positions taken in prior years	(10.8)
Settlements with taxing authorities	(9.3)
Lapse of statute of limitations	(0.6)
Balance, April 29, 2012	15.3

Additions for tax positions taken in the current year	3.9
Reduction for tax positions taken in prior years	(1.8)
Settlements with taxing authorities	(1.0)
Lapse of statute of limitations	(0.7)
Balance, April 28, 2013	$15.7
We operate in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and are subject to examination from various tax authorities. The liability for unrecognized tax benefits included $5.1 million and $4.7 million of accrued interest as of April 28, 2013 and April 29, 2012, respectively. We recognized $0.4 million of net interest expense during fiscal 2013 and $3.5 million and $0.1 million of net interest income during fiscal 2012 and fiscal 2011, respectively, in income tax expense. The liability for unrecognized tax benefits included $14.9 million as of April 28, 2013 and $14.1 million as of April 29, 2012, that if recognized, would impact the effective tax rate.
We are currently being audited in several tax jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, we may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. We have concluded all U.S. federal income tax matters through fiscal 2012. We are currently under U.S federal examination for the 2013 tax year.
Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions as of April 28, 2013, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $2.5 million within twelve months of April 28, 2013.

NOTE 10:    PENSION AND OTHER RETIREMENT BENEFIT PLANS
Company Sponsored Defined Benefit Pension Plans
We provide the majority of our U.S. employees with pension benefits. Salaried employees are provided benefits based on years of service and average salary levels. Hourly employees are provided benefits of stated amounts for each year of service.
The following table presents a reconciliation of the pension benefit obligation, plan assets and the funded status of these pension plans.

	April 28, 2013	April 29, 2012
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,610.6	$1,329.9
Service cost	47.2	37.4
Interest cost	74.8	75.9
Benefits paid	(65.9)	(63.2)
Actuarial loss	146.1	229.1
Other	0.4	1.5
Benefit obligation at end of year	1,813.2	1,610.6

Change in plan assets: (1)
Fair value of plan assets at beginning of year	1,023.5	956.4
Actual return on plan assets	131.5	(16.0)
Employer contributions	17.7	142.8
Benefits paid	(62.0)	(59.7)
Other	(0.1)	—
Fair value of plan assets at end of year	1,110.6	1,023.5
Funded status	$(702.6)	$(587.1)

Amounts recognized in the consolidated balance sheet:
Net long-term pension liability	$(697.0)	$(581.9)
Accrued expenses and other current liabilities	(5.6)	(5.2)
Net amount recognized at end of year	$(702.6)	$(587.1)

——————————————

(1)
Excludes the assets and related activity of our non-qualified defined benefit pension plans. The fair value of assets related to our non-qualified plans was $121.0 million and $107.1 million as of April 28, 2013 and April 29, 2012, respectively. We made no contributions to our non-qualified plans in fiscal 2013 and fiscal 2012. Benefits paid for our non-qualified plans were $3.9 million and $3.5 million for fiscal 2013 and fiscal 2012, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $1.7 billion and $1.5 billion as of April 28, 2013 and April 29, 2012, respectively. The accumulated benefit obligation for all of our defined benefit pension plans exceeded the fair value of plan assets for both periods presented.
The following table shows the pre-tax unrecognized items included as components of accumulated other comprehensive loss related to our defined benefit pension plans as of the dates indicated.

	April 28, 2013	April 29, 2012
	(in millions)
Unrecognized actuarial loss	$(704.9)	$(665.4)
Unrecognized prior service credit	3.2	4.7

We expect to recognize $59.8 million of the actuarial loss and prior service cost as net periodic pension cost in fiscal 2014.

The following table presents the components of the net periodic pension costs for the periods indicated:

	Fiscal Years
	2013	2012	2011
	(in millions)
Service cost	$47.2	$37.4	$37.0
Interest cost	74.8	75.9	74.9
Expected return on plan assets	(78.8)	(79.6)	(63.9)
Net amortization	52.9	23.5	34.0
Net periodic pension cost	$96.1	$57.2	$82.0

The following table shows our weighted average assumptions for the periods indicated.

	Fiscal Years
	2013	2012	2011
Discount rate to determine net periodic benefit cost	4.75%	5.85%	6.00%
Discount rate to determine benefit obligation	4.45	4.75	5.85
Expected long-term rate of return on plan assets	7.75	7.75	8.00
Rate of compensation increase	4.00	4.00	4.00

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
To determine the expected long-term return on plan assets, we consider the current and anticipated asset allocations, as well as historical and estimated returns on various categories of plan assets.  Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices in order to assess the capital market assumptions. Over the 5-year period ended April 28, 2013 and April 29, 2012, the average rate of return on plan assets was approximately 4.01% and 1.40% percent, respectively. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods.
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
The following table presents the fair value of our qualified pension plan assets by major asset category as of April 28, 2013 and April 29, 2012. The allocation of our pension plan assets is based on the target range presented in the following table.

	April 28, 2013	April 29, 2012	Target Range
Asset category:	(in millions)
Cash and cash equivalents, net of unsettled transactions	$45.3	$24.7	0-4%
Equity securities	411.3	427.0	30-50%
Debt securities	555.6	495.2	35-55%
Alternative assets	98.4	76.6	5-20%
Total	$1,110.6	$1,023.5

See Note 12—Fair Value Measurements for additional information about the fair value of our pension assets.
As of April 28, 2013 and April 29, 2012, the amount of our common stock included in plan assets was 2,054,344 and 4,154,344 shares, respectively, with market values of $53.3 million and $88.2 million, respectively.
We generally contribute the minimum amount required under government regulations to our qualified pension plans, plus amounts necessary to maintain an 80% funded status in order to avoid benefit restrictions under the Pension Protection Act. Minimum employer contributions to our qualified pension plans are expected to be $51.6 million for fiscal 2014.
Expected future benefit payments for our defined benefit pension plans are as follows:

Fiscal Year	(in millions)
2014	$73.0
2015	77.2
2016	81.6
2017	86.1
2018	91.0
2019-2023	520.8

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

▪	"Yellow” Zone—Plan has been determined to be in “endangered status” and is generally less than 80% funded. A funding improvement plan, as required under the IRC, must be adopted.

▪	"Green” Zone—Plan has been determined to be neither in “critical status” nor in “endangered status,” and is generally at least 80% funded.
All plans in which we participate were in the "green" zone for the two most recent benefit plan years that have been certified.

The following table summarizes our contributions to multiemployer plans (1).

		Fiscal Years
Plan	EIN / PN (2)	2013	2012	2011	Expiration Dates of Collective Bargaining Agreements
		(in millions)
United Food and Commercial Workers International Union Industry Pension Fund	51-6055922 / 001	$1.2	$1.1	$1.4	Multiple (3)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390 / 001	0.2	0.2	0.2	October 2013
IAM National Pension Fund National Pension Plan	51-6031295 / 002	0.1	0.1	0.1	February 2014
Total contributions to multiemployer plans		$1.5	$1.4	$1.7
——————————————

(1)
Contributions represent the amounts we contributed to the plans during the fiscal periods ending in the specified year. Our contributions to each plan did not exceed 5% of total plan contributions for any plan year presented.

(2)	Represents the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

(3)
We have multiple collective bargaining agreements associated with the United Food and Commercial Workers International Union Industry Pension Fund. These agreements are currently scheduled to expire in December 2013, January 2014, October 2015 and May 2016.

Other Employee Benefit Plans
We sponsor defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. Our contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $15.0 million, $13.9 million and $13.9 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
We also provide health care and life insurance benefits for certain retired employees. These plans are unfunded and generally pay covered costs reduced by retiree premium contributions, co-payments and deductibles. We retain the right to modify or eliminate these benefits. We consider disclosures related to these plans immaterial to the consolidated financial statements and related notes.
NOTE 11:    EQUITY
Share Repurchase Program
In June 2012 (fiscal 2013), we announced that our board of directors had approved a new share repurchase program authorizing us to buy up to $250.0 million of our common stock over the subsequent 24 months in addition to the $250.0 million authorized during fiscal 2012 (Share Repurchase Program). In July 2012 (fiscal 2013), our board of directors approved an increase of $100.0 million to the authorized amount under the Share Repurchase Program. Share repurchases may be made on the open market or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, will depend on our corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time. The Merger Agreement, as defined in "Note 18—Subsequent Events, generally prohibits the Company from repurchasing any of its shares prior to the completion of the Merger
During fiscal 2013, we repurchased 19,068,079 shares of our common stock for $386.4 million, including related fees. The price of the repurchased shares has been allocated among common stock, additional paid-in capital and retained earnings in our consolidated condensed balance sheet in accordance with applicable accounting guidance.
Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through April 28, 2013, we have repurchased 28,244,783 shares of our common stock for $575.9 million, including related commissions, at an average price of $20.38.

Preferred Stock
We have 1,000,000 shares of $1.00 par value preferred stock authorized, none of which are issued. The board of directors is authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock.
Stock-Based Compensation
Under the terms of the merger agreement with Shuanghui, which is further described in Note 18—Subsequent Events, immediately prior to the merger, the maximum number of shares underlying all then-outstanding stock-based compensation awards, whether vested or unvested, will be surrendered in exchange for the right to receive cash of $34.00 per share, less the exercise price of such awards, if any. The disclosures that follow surrounding stock-based compensation are provided without regard to the possibility of such merger occurring.
During fiscal 2009, we adopted the 2008 Incentive Compensation Plan (the Incentive Plan), which replaced the 1998 Stock Incentive Plan and provides for the issuance of non-statutory stock options and other awards to employees, non-employee directors and consultants. There are 12,583,397 shares reserved under the Incentive Plan. As of April 28, 2013, there were 7,140,603 shares available for grant under this plan.
Stock Options
Under the Incentive Plan, we grant options for periods not exceeding 10 years, which either cliff vest five years after the date of grant or vest ratably over a three-year period with an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Compensation expense for stock options was $4.9 million, $6.1 million and $3.8 million for fiscal 2013, 2012 and 2011, respectively. The related income tax benefits recognized were $1.8 million, $2.4 million and $1.5 million, for fiscal 2013, 2012 and 2011, respectively. There was no compensation expense capitalized as part of inventory or fixed assets during fiscal 2013, 2012 and 2011.
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

	Fiscal Years
	2013	2012	2011
Expected annual volatility	57%	55%	54%
Dividend yield	—%	—%	—%
Risk free interest rate	0.52%	1.11%	1.62%
Expected option life (years)	4	4	4

The options granted in fiscal 2013, 2012 and 2011 were valued in separate tranches according to the expected life of each tranche. The above table reflects the weighted average risk free interest rate and expected option life of each tranche. The expected dividend yield was the same for all options granted in fiscal 2013, 2012 and 2011. We have never paid a cash dividend on our common stock.

The following table summarizes stock option activity under the Incentive Plan as of April 28, 2013, and changes during the fiscal year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of April 29, 2012	2,826,616	$21.82
Granted	370,000	$20.67
Exercised	(279,578)	$15.29
Forfeited	(18,885)	$19.83
Expired	(40,000)	$21.00
Outstanding as of April 28, 2013	2,858,153	$22.34	4.3	$14.4
Exercisable as of April 28, 2013	1,621,324	$23.58	3.5	$8.0
The weighted average grant-date fair value of options granted during fiscal 2013, 2012 and 2011 was $8.92, $9.36 and $6.61, respectively. The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $2.4 million, $0.9 million and $0.4 million, respectively.
As of April 28, 2013, there was $2.9 million of total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of stock options vested during fiscal 2013, 2012 and 2011 was $7.5 million, $5.7 million and $1.9 million, respectively.
Performance Share Units
The Incentive Plan also provides for the issuance of performance share units (PSU) to reward employees for the achievement of performance goals. We grant PSUs that contain performance conditions, which require the achievement of specified financial and/or operational performance metrics. We also grant PSUs that contain market conditions, which require the achievement of certain stock price targets or the achievement of specified levels of shareholder return relative to other companies in our industry. PSUs generally vest over a required employee service period, which typically ranges from one to five years and closely matches the performance period. Each performance share unit represents and has a value equal to one share of our common stock. Payment of vested performance share units is generally in our common stock.
PSUs containing performance conditions are generally measured at fair value as if they were vested and issued on the grant date. The fair value of PSUs containing market conditions is estimated using a Monte Carlo simulation model, which simulates a range of possible future stock prices after incorporating assumptions about risk free rates, volatility and other relevant assumptions pertinent to the specific awards. The grant date fair value of performance share units is recognized as compensation expense over the requisite employee service period.
The following table summarizes performance share unit activity under the Incentive Plan as of April 28, 2013, and changes during the fiscal year then ended. The number of awards granted and outstanding reflects the maximum number of share units that may vest under the awards.

Number of Share Units
Outstanding as of April 29, 2012	908,000
Granted	920,000
Vested and issued	(564,433)
Forfeited	(51,000)
Outstanding as of April 28, 2013	1,212,567

The weighted average grant date fair value for PSUs granted in fiscal 2013, 2012 and 2011 was $21.03, $20.63 and $17.57 per share unit, respectively. The total intrinsic value of PSUs converted into shares of our common stock and issued in fiscal 2013 and fiscal 2012 was $10.9 million and $15.2 million, respectively. No PSUs were converted into shares of our common stock in fiscal 2011. Compensation expense for performance share units was $8.1 million, $8.3 million and $7.5 million in fiscal 2013, 2012 and 2011, respectively. The related income tax benefits recognized were $3.0 million, $3.2 million and $2.9 million for fiscal 2013, 2012 and 2011, respectively. As of April 28, 2013, there was approximately $6.8 million of total unrecognized compensation cost related to the performance share units, which is expected to be recognized over a weighted average period of 1.5 years.
Executive Stock Purchase Plan (ESPP)
As part of the Incentive Plan, we maintain a nonqualified deferred compensation plan that permits executive officers to voluntarily defer up to 25% of the payouts under their annual cash incentive awards in exchange for a performance award payable in the form of Company stock at such time in the future as elected by the officers, but not less than three years from the end of the performance period. The Company will provide a 100% match to the officers' deferral in the form of restricted stock under the Incentive Plan. The match is subject to three-year cliff vesting and will be forfeited if the officer voluntarily terminates employment before vesting.
The fair value of these restricted stock awards is generally measured as if they were vested and issued on the grant date. We granted a total of 450,793 restricted stock units in fiscal 2013, including the company match, of which 250,575 are fully vested. All of these units were outstanding as of April 28, 2013. There were no restricted stock units outstanding as of April 29, 2012. We recognized compensation expense of $3.5 million and $4.9 million in fiscal 2013 and 2012, respectively, related to restricted stock awards under the ESPP. For awards granted under the ESPP through the date of this filing, we expect to recognize an additional $5.0 million of compensation expense over a weighted average period of 1.8 years.
Call Spread Transactions
In connection with the issuance of the Convertible Notes (see Note 7—Debt), we entered into separate convertible note hedge transactions with respect to our common stock to minimize the impact of potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions.
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

Stock Held in Trust
We maintain a non-qualified defined Supplemental Pension Plan (the Supplemental Plan) the purpose of which is to provide supplemental retirement income benefits for those eligible employees whose benefits under the tax-qualified plans are subject to statutory limitations. A grantor trust has been established for the purpose of satisfying the obligations under the plan. As of April 28, 2013, the Supplemental Plan held 2,616,687 shares of our common stock at an average cost of $23.75.
As part of the Incentive Plan director fee deferral program, we purchase shares of our common stock on the open market for the benefit of the plan's participants. These shares are held in a rabbi trust until they are transferred to the participants. As of April 28, 2013, the rabbi trust held 330,180 shares of our common stock at an average cost of $20.17.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income consists of the following:

	April 28, 2013	April 29, 2012
	(in millions)
Foreign currency translation	$(170.5)	$(159.4)
Pension accounting	(427.9)	(402.7)
Hedge accounting	(17.8)	51.2
Accumulated other comprehensive loss	$(616.2)	$(510.9)
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
We have classified assets and liabilities measured at fair value based on the lowest level of input that is significant to the fair value measurement. For the periods presented, we had no transfers of assets or liabilities between levels within the fair value hierarchy. The timing of any such transfers would be determined at the end of each reporting period.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of April 28, 2013 and April 29, 2012:

	April 28, 2013				April 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$6.8	$—	$—	$6.8	$52.0	$1.3	$—	$53.3
Foreign exchange contracts	—	0.8	—	0.8	—	4.3	—	4.3
Open-ended mutual funds	6.4	—	—	6.4	12.2	—	—	12.2
Insurance contracts	—	60.0	—	60.0	—	51.3	—	51.3
Total	$13.2	$60.8	$—	$74.0	$64.2	$56.9	$—	$121.1

Liabilities
Derivatives:
Commodity contracts	$30.5	$37.1	$—	$67.6	$—	$8.6	$—	$8.6
Foreign exchange contracts	—	0.4	—	0.4	—	0.7	—	0.7
Total	$30.5	$37.5	$—	$68.0	$—	$9.3	$—	$9.3

The following are descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value on a recurring basis:

▪
Derivatives—Derivatives classified within Level 1 are valued using quoted market prices. In some cases where quoted market prices are not available, we value the derivatives using pricing models based on the net present value of estimated future cash flows to calculate fair value, in which case the measurements are classified within Level 2. These valuation models make use of market-based observable inputs, including exchange traded prices and rates, yield curves, credit curves, and measures of volatility.

▪	Open-ended mutual funds—Open-ended mutual funds are valued at their net asset value (NAV), which approximates fair value, and classified as Level 1.

▪
Insurance contracts—Insurance contracts are valued at their cash surrender value using the daily asset unit value (AUV) which is based on the quoted market price of the underlying securities and classified within Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During fiscal 2013 and fiscal 2012, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.

Pension Plan Assets
The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of April 28, 2013 and April 29, 2012:

	April 28, 2013				April 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Cash and cash equivalents	$40.0	$—	$—	$40.0	$22.4	$—	$—	$22.4

Equity securities:
Preferred stock	—	0.6	—	0.6	—	0.5	—	0.5
U.S. common stock:
Health care	23.3	—	—	23.3	22.7	—	—	22.7
Financial services	25.1	—	—	25.1	21.8	—	—	21.8
Retail and consumer products	90.7	—	—	90.7	117.9	—	—	117.9
Energy	8.9	—	—	8.9	11.4	—	—	11.4
Information technology	22.0	—	—	22.0	30.8	—	—	30.8
Manufacturing and industrials	18.0	—	—	18.0	18.6	—	—	18.6
Telecommunications	6.7	—	—	6.7	9.5	—	—	9.5
International common stock	104.4	—	—	104.4	103.6	—	—	103.6
Mutual funds:
International	—	82.8	—	82.8	—	30.1	—	30.1
Domestic small cap	—	23.2	—	23.2	—	19.8	—	19.8
Domestic large cap	—	2.2	—	2.2	—	2.5	—	2.5
Balanced	—	3.4	—	3.4	—	37.8	—	37.8

Fixed income:
Mutual funds	—	26.0	—	26.0	—	11.3	—	11.3
Asset-backed securities	—	16.0	—	16.0	—	92.0	—	92.0
Emerging markets securities	—	16.2	—	16.2	—	—	—	—
Corporate debt securities	—	366.6	—	366.6	—	285.5	—	285.5
Government debt securities	—	130.8	—	130.8	—	106.4	—	106.4

Alternative investments:
Diversified investment funds	—	51.2	—	51.2	—	—	—	—
Domestic options contracts	—	4.7	—	4.7	—	—	—	—
Futures contracts	—	1.2	—	1.2	—	—	—	—

Limited partnerships	—	—	40.1	40.1	—	—	75.0	75.0

Insurance contracts	—	—	1.2	1.2	—	—	1.6	1.6

Total fair value	$339.1	$724.9	$41.3	1,105.3	$358.7	$585.9	$76.6	1,021.2
Unsettled transactions, net				5.3				2.3
Total plan assets				$1,110.6				$1,023.5

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

▪
Fixed income—The fair values of fixed income instruments are obtained from pricing services, broker quotes or other model-based valuation techniques with observable inputs and classified as Level 2. The nature of these fixed income instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data and securities that are valued using other financial instruments, the parameters of which can be directly observed. Level 2 fixed income instruments include mutual funds, asset-backed securities, corporate debt securities and government debt securities.

•
Alternative Investments—The fair values of alternative investments are obtained from pricing services, broker quotes or other model-based valuation techniques with observable inputs and classified as Level 2. The nature of these alternative investments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data and securities that are valued using other financial instruments, the parameters of which can be directly observed. Level 2 alternative investments include diversified investment funds, domestic options contracts and futures contracts.

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

The following table summarizes the changes in our Level 3 pension plan assets for the year-ended April 28, 2013 and April 29, 2012:

	Insurance Contracts	Limited Partnerships
	(in millions)
Balance, May 1, 2011	$1.8	$33.6
Actual return on plan assets:
Related to assets held at the reporting date	—	(2.7)
Related to assets sold during the period	—	1.6
Purchases, sales and settlements, net	(0.2)	42.5
Balance, April 29, 2012	1.6	75.0

Actual return on plan assets:
Related to assets held at the reporting date	—	(10.9)
Related to assets sold during the period	—	2.4
Purchases, sales and settlements, net	(0.4)	(26.4)
Balance, April 28, 2013	$1.2	$40.1
Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of April 28, 2013 and April 29, 2012.

	April 28, 2013		April 29, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total Debt	$2,732.9	$2,479.1	$2,176.5	$1,937.3

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.
NOTE 13:    RELATED PARTY TRANSACTIONS
The following table presents amounts owed from and to related parties as of April 28, 2013 and April 29, 2012:

	April 28, 2013	April 29, 2012
	(in millions)
Current receivables from related parties	$5.9	$6.6
Long-term receivables from related parties	—	—
Total receivables from related parties	$5.9	$6.6

Current payables to related parties	$9.0	$7.1
Long-term payables to related parties	—	—
Total payables to related parties	$9.0	$7.1

Wendell Murphy, a director of ours, or his immediate family members hold ownership interests in Arrowhead Farms, Inc., BAZ, LLC, Crusader Farms, LLC, DM Farms, LLC, Enviro-Tech Farms, Inc., Golden Farms, Inc., Ironside Investment Management, LLC, Lisbon 1 Farm, Inc. (Lisbon), Murphy Family Ventures, Murphy-Honour Farms, Inc., Murphy Milling Company, Quarter M Ranch, Inc., PSM Associates LLC, Pure Country Farms, LLC, Stantonsburg Farm, Inc., Triumph Associates, LLC and Webber Farms, Inc. A vice president of our Hog Production segment also holds an ownership interest in Lisbon. These farms either produce hogs for us or produce and sell feed ingredients to us. In fiscal 2013, 2012 and 2011, we paid $51.6 million, $52.2 million and $70.4 million, respectively, to these entities for hogs, feed ingredients and reimbursement of associated farm and other support costs.
One of our vice presidents of our Hog Production segment holds an ownership interests in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the Hog Production segment. In fiscal 2013, 2012 and 2011, we paid $6.2 million, $7.9 million and $7.8 million, respectively, to JCT for the production of hogs. In fiscal 2013, 2012 and 2011, we received $2.6 million, $3.1 million and $3.3 million, respectively, from JCT for reimbursement of associated farm and other support costs.
Also, multiple other vice presidents of the Hog Production segment hold ownership interests in Seacoast, LLC, Advantage Farms, LLC, Old Oak Farms LLC and Pork Partners, Inc. These companies produce and raise hogs for us under contractual arrangements that are consistent with third party grower contracts. In fiscal 2013, 2012 and 2011, we paid service fees of $1.5 million, $1.7 million and $1.9 million, respectively, to these companies. In fiscal 2013, 2012 and 2011, we received $0.2 million, $0.4 million and $0.5 million, respectively, from these companies for reimbursement of associated farm and other support costs.
We believe that the terms of the foregoing arrangements were no less favorable to us than if entered into with unaffiliated companies.
NOTE 14:    REGULATION AND CONTINGENCIES
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
We have no material contingencies or uncertainties that could be expected to affect the fairness of presentation of our consolidated financial statements as of April 28, 2013.
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
We maintain comprehensive general liability and property insurance, including business interruption insurance. In December 2010 (fiscal 2011), we reached an agreement with our insurance carriers to settle the claim for a total of $208.0 million, of which $70.0 million had been advanced to us in fiscal 2010. We allocated these proceeds to first recover the book value of the property lost, out-of-pocket expenses incurred and business interruption losses that resulted from the fire. The remaining proceeds were recognized as an involuntary conversion gain of $120.6 million in the Corporate segment in the third quarter of fiscal 2011. The involuntary conversion gain was classified in a separate line item on the consolidated statement of income. We also recognized $15.8 million of the insurance proceeds in fiscal 2011 in cost of sales in our Pork segment to offset business interruption losses incurred.

Of the $138.0 million in insurance proceeds received in fiscal 2011 to settle the claim, $120.6 million was classified in net cash flows from investing activities in the consolidated statements of cash flows, which represents the portion of proceeds related to destruction of the facility. The remainder of the proceeds was recorded in net cash flows from operating activities in the consolidated statements of cash flows and was attributed to business interruption recoveries and reimbursable costs covered under our insurance policy.
NOTE 15:    REPORTING SEGMENTS
Our operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions and assess performance. For external reporting purposes, we aggregate operating segments which have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments based on a combination of factors, including products produced and geographic areas of operations. Our reportable segments are: Pork, Hog Production, International, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments.
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
The following table shows the percentages of Pork segment revenues derived from packaged meats and fresh pork for the fiscal years indicated.

	Fiscal Years
	2013	2012	2011
Packaged meats	56%	54%	56%
Fresh pork (1)	44	46	44
	100%	100%	100%
——————————————

(1)	Includes by-products and rendering.
Hog Production Segment
The Hog Production segment consists of our hog production operations located in the U.S. The Hog Production segment operates numerous facilities with approximately 853,000 sows producing about 16.0 million market hogs annually. The Hog Production segment produces approximately 53% of the Pork segment’s live hog requirements. We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG).
The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally, and other products for the fiscal years indicated.

	Fiscal Years
	2013	2012	2011
Internal hog sales	76%	80%	78%
External hog sales	14	17	19
Other products (1)	10	3	3
	100%	100%	100%
——————————————

(1)	Consists primarily of grains, feed and gains (losses) on derivatives.

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

	Fiscal Years
	2013	2012	2011
Packaged meats	48%	47%	47%
Fresh meats	43	43	42
Other products (1)	9	10	11
	100%	100%	100%
——————————————

(1)	Includes external hog sales, feed, feathers, by-products and rendering.
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

	Fiscal Years
	2013	2012	2011
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Pork	$11,076.1	$11,093.0	$10,263.9
Hog Production	3,135.1	3,052.6	2,705.1
International	1,468.5	1,466.7	1,340.7
Other	—	—	74.7
Total segment sales	15,679.7	15,612.3	14,384.4
Intersegment sales—
Pork	(41.4)	(37.1)	(30.5)
Hog Production	(2,380.1)	(2,444.6)	(2,113.0)
International	(37.1)	(36.3)	(38.2)
Total intersegment sales	(2,458.6)	(2,518.0)	(2,181.7)
Consolidated sales	$13,221.1	$13,094.3	$12,202.7

Depreciation and amortization:
Pork	$136.1	$127.8	$125.5
Hog Production	63.8	71.9	65.7
International	35.8	39.9	38.1
Other	—	—	0.1
Corporate	4.2	3.2	2.5
Consolidated depreciation and amortization	$239.9	$242.8	$231.9

Interest expense (income):
Pork	$(5.5)	$28.7	$42.4
Hog Production	167.0	131.8	124.5
International	28.2	29.8	28.2
Other	—	—	4.2
Corporate	(21.0)	(13.6)	46.1
Consolidated interest expense	$168.7	$176.7	$245.4

(Income) Loss from equity method investments
Pork	$(1.5)	$(2.7)	$(2.0)
Hog Production	0.1	0.3	(0.4)
International	(13.6)	12.3	(46.5)
Other	—	—	(1.2)
Consolidated (income) loss from equity method investments	$(15.0)	$9.9	$(50.1)

Operating profit:
Pork	$631.6	$623.7	$753.4
Hog Production	(119.1)	166.1	224.4
International	108.2	42.8	115.9
Other	—	—	(2.4)
Corporate	(101.4)	(110.0)	3.7
Consolidated operating profit	$519.3	$722.6	$1,095.0

	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Segment Asset Information
Total assets:
Pork	$2,291.3	$2,245.6	$2,620.2
Hog Production	2,299.2	2,145.4	2,074.2
International	1,703.1	1,651.4	1,902.3
Corporate	1,422.8	1,379.8	1,015.1
Consolidated total assets	$7,716.4	$7,422.2	$7,611.8

Investments:
Pork	$18.9	$18.6	$17.4
Hog Production	3.1	2.6	2.7
International	510.2	501.2	562.1
Corporate	0.2	0.2	0.3
Consolidated investments	$532.4	$522.6	$582.5

Capital expenditures:
Pork	$156.9	$143.5	$81.3
Hog Production	90.0	89.4	68.6
International	24.8	26.5	26.8
Corporate	6.3	31.3	0.1
Consolidated capital expenditures	$278.0	$290.7	$176.8

 The following table shows the change in the carrying amount of goodwill by reportable segment:

	Pork	International	Hog Production	Total
	(in millions)
Balance, May 1, 2011	$216.1	$157.2	$420.0	$793.3
Other goodwill adjustments (1)	(0.4)	(24.7)	—	(25.1)
Balance, April 29, 2012	215.7	132.5	420.0	768.2
Acquisition (2)	16.4	—	—	16.4
Other goodwill adjustments (1)	(0.3)	(1.9)	—	(2.2)
Balance, April 28, 2013	$231.8	$130.6	$420.0	$782.4
——————————————

(1)	Other goodwill adjustments primarily include the effects of foreign currency translation.

(2)	See Note 2—Acquisitions for discussion of acquisition.

The following table presents our consolidated sales and long-lived assets attributed to operations by geographic area for the fiscal years ended April 28, 2013, April 29, 2012 and May 1, 2011:

	Fiscal Years
	2013	2012	2011
	(in millions)
Sales:
U.S.	$11,789.7	$11,663.9	$10,900.2
International	1,431.4	1,430.4	1,302.5
Total sales	$13,221.1	$13,094.3	$12,202.7

	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Long-lived assets:
U.S.	$3,032.9	$2,969.1	$2,905.7
International	1,131.7	1,154.1	1,368.2
Total long-lived assets	$4,164.6	$4,123.2	$4,273.9
NOTE 16:    SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Years
	2013	2012	2011
Supplemental disclosures of cash flow information:	(in millions)
Interest paid, including capitalized interest	$(147.9)	$(149.6)	$(223.3)
Income taxes (paid) refunded, net	(3.7)	(225.7)	34.8

NOTE 17:    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth	Fiscal Year
	(in millions, except per share data)
Fiscal 2013
Sales	$3,091.3	$3,225.8	$3,583.3	$3,320.7	$13,221.1
Gross profit	332.2	377.3	328.8	281.4	1,319.7
Operating profit	131.8	178.3	136.3	72.9	519.3
Net income	61.7	10.9	81.5	29.7	183.8

Net income per share:(1)
Basic	$.40	$.07	$.58	$.21	$1.26
Diluted	$.40	$.07	$.58	$.21	$1.26

Fiscal 2012
Sales	$3,094.2	$3,312.6	$3,478.3	$3,209.2	$13,094.3
Gross profit	407.1	419.6	379.8	342.9	1,549.4
Operating profit	173.2	224.7	170.5	154.2	722.6
Net income	82.1	120.7	79.0	79.5	361.3

Net income per share:(1)
Basic	$.50	$.74	$.49	$.50	$2.23
Diluted	$.49	$.74	$.49	$.49	$2.21
——————————————

(1)
Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.

The following significant infrequent or unusual items impacted our quarterly results in fiscal 2013 and fiscal 2012:
Fiscal 2013

▪	Net income in the second quarter included loss on debt extinguishment of $120.7 million.
Fiscal 2012

▪	Net income in the first, second and third quarters included losses on debt extinguishment of $1.2 million, $6.4 million and $4.6 million, respectively.

▪	Operating profit in the first and fourth quarters included charges of $39.0 million and a net benefit of $16.8 million, respectively, related to the Missouri litigation.

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

NOTE 18:    SUBSEQUENT EVENTS
Definitive Merger Agreement
On May 28, 2013, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Shuanghui International Holdings Limited, a corporation formed under the laws of the Cayman Islands (Shuanghui) and Sun Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of Shuanghui (Merger Sub and, together with Shuanghui, the Parent Parties), pursuant to which Merger Sub will merge with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Shuanghui.
Shuanghui is the majority shareholder of Henan Shuanghui Investment & Development Co., which is China's largest meat processing enterprise and China's largest publicly traded meat products company as measured by market capitalization.
Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, Shuanghui will acquire all of the outstanding shares of Smithfield for $34.00 per share in cash. Upon completion of the Merger, all then-outstanding stock-based compensation awards, whether vested or unvested, will be converted into the right to receive cash of $34.00 per share (without interest), less the exercise price of such awards, if any.
The Merger Agreement contains certain termination rights for the Company and Shuanghui. Upon termination of the Merger Agreement under specified customary circumstances, the Company will be required to pay Shuanghui a termination fee. If the Merger Agreement is terminated in connection with the Company entering into an alternative acquisition agreement in respect of a superior proposal or making a change of recommendation, or in certain other customary circumstances, the termination fee payable by the Company to Shuanghui will be $175.0 million. Under specified circumstances, if the Company enters into a definitive agreement with a Qualified Pre-Existing Bidder with respect to an alternative acquisition proposal on or before June 27, 2013, the amount of the termination fee will instead be reduced to $75.0 million. The Merger Agreement also provides that Shuanghui will be required to pay the Company a reverse termination fee of $275.0 million (which is not exclusive in the case of a willful breach) if the Merger Agreement is terminated under certain circumstances in connection with a willful breach by Shuanghui, termination primarily caused by the failure to obtain required U.S. or foreign antitrust or other regulatory approvals (other than CFIUS), or termination as a result of the failure by Shuanghui to receive the proceeds of its committed debt financing and consummate the Merger.
The Merger will be financed through a combination of cash provided by Shuanghui, rollover of certain existing Company debt, as well as debt financing which has been committed by Morgan Stanley Senior Funding, Inc. and a syndicate of banks. The Merger Agreement does not contain a financing condition.
The closing of the Merger is subject to certain conditions, including, among others, approval by our shareholders, the receipt of approval under applicable U.S. and specified foreign antitrust and anti-competition laws, and if review by CFIUS has concluded, the absence of any action by the President of the United States to block or prevent the consummation of the Merger and other customary closing conditions.
The Merger is expected to close in the second half of calendar 2013.

Kansas City Sausage, LLC
In May 2013 (fiscal 2014), we acquired a 50% interest in Kansas City Sausage Company, LLC (KCS), for $35.0 million in cash, subject to a customary post-closing adjustment for differences between working capital at closing and an agreed-upon target. Upon closing, in addition to the cash purchase price, we advanced $10.0 million to the seller in exchange for a promissory note, which is secured by the remaining membership interests in KCS held by the seller. Additionally, we entered into a revolving loan agreement with KCS, under which we agreed to make loans from time to time up to an aggregate principal amount of $20.0 million. The aggregate amount of any obligations incurred under the revolving loan agreement is secured by a first priority security interest in all of the assets of KCS.
KCS is a leading U.S.sausage producer and sow processor. We intend to merge KCS's low-cost, efficient operations and high-quality products with our strong brands and sales and marketing team to continue to grow our packaged meats business. The venture will operate in Des Moines, Iowa and Kansas City, Missouri. In Des Moines, the venture will produce premium raw materials for sausage, as well as value-added products, including boneless hams and hides. The Kansas City plant is a modern sausage processing facility in the U.S. and is designed for optimum efficiency to provide retail and foodservice customers with high quality products. With our strong ongoing focus on building our packaged meats business, and with 15% of the U.S. sow population, this joint venture is a logical fit for the Company. It will provide a growth platform in two key packaged meats categories — breakfast sausage and dinner sausage — and will allow us to expand our product offerings to our customers. These categories represent over $4.0 billion in retail and foodservice sales annually.

Schedule II

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED APRIL 28, 2013
(in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Balance at End of Year
Reserve for uncollectible accounts receivable:
Fiscal year ended April 28, 2013	$16.0	$2.7	$(0.3)	$(3.8)	$14.6
Fiscal year ended April 29, 2012	17.6	2.4	(2.5)	(1.5)	16.0
Fiscal year ended May 1, 2011	19.0	3.7	(1.2)	(3.9)	17.6

Reserve for obsolete inventory:
Fiscal year ended April 28, 2013	$15.5	$5.4	$(0.1)	$(3.7)	$17.1
Fiscal year ended April 29, 2012	14.8	3.2	(0.6)	(1.9)	15.5
Fiscal year ended May 1, 2011	17.4	1.9	0.1	(4.6)	14.8

Deferred tax valuation allowance:
Fiscal year ended April 28, 2013	$54.6	$7.2	$(0.4)	$(17.9)	$43.5
Fiscal year ended April 29, 2012	66.8	7.8	(7.4)	(12.6)	54.6
Fiscal year ended May 1, 2011	91.5	1.4	4.7	(30.8)	66.8
——————————————

(1)	Activity primarily includes the reserves recorded in connection with the creation of the opening balance sheets of entities acquired and currency translation adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of April 28, 2013. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of April 28, 2013.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 28, 2013. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, management concluded that our internal control over financial reporting was effective as of April 28, 2013.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended April 28, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our executive officers is included in Part I of this Annual Report on Form 10-K.
All other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 Annual Meeting of Shareholders under the headings entitled “Nominees for Election to Three-Year Terms,” “Directors whose Terms do not Expire this Year,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 Annual Meeting of Shareholders under the headings (including the narrative disclosures following a referenced table) entitled “Compensation Discussion and Analysis,” “Fiscal 2012 Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 Annual Meeting of Shareholders under the headings entitled “Principal Shareholders,” “Common Stock Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 Annual Meeting of Shareholders under the headings entitled “Related Party Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 Annual Meeting of Shareholders under the headings entitled “Audit Committee Report” and “Ratification of Selection of Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
1. Financial Statements:

▪	Consolidated Statements of Income for the Fiscal Years 2013, 2012 and 2011

▪	Consolidated Statements of Comprehensive Income for the Fiscal Years 2013, 2012 and 2011

▪	Consolidated Balance Sheets as of April 28, 2013 and April 29, 2012

▪	Consolidated Statements of Cash Flows for the Fiscal Years 2013, 2012 and 2011

▪	Consolidated Statements of Shareholders’ Equity for the Fiscal Years 2013, 2012 and 2011

▪	Notes to Consolidated Financial Statements

▪	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

▪	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
2. Financial Statement Schedule – Schedule II—Valuation and Qualifying Accounts
Certain financial statement schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or related notes filed as part of this report.
3. Exhibits

Exhibit 2.1	—
Agreement and Plan of Merger, dated as of May 28, 2013, by and among Shuanghui International Holdings Limited, Sun Merger Sub, Inc. and the Company. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2013).

Exhibit 3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 6, 2012).

Exhibit 3.2	—	Bylaws of the Company, as amended, effective June 16, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2010).

Exhibit 4.1	—
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

Exhibit 4.3(d)	—
Third Supplemental Indenture to the Indenture—Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of August 1, 2012 regarding the issuance by the Company of the2012 6.625% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

Exhibit 4.3(e)	—	Form of 6.625% Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

Exhibit 4.4	—
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

Exhibit 10.2**	—	Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005).

Exhibit 10.3(a)	—
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(b)	—
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(c)	—
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(d)	—
Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(e)	—
Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(f)	—
Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(g)	—
Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(h)	—
Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(i)	—
Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated as of July 1, 2008 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(j)	—
Confirmation for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated July 1, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008

Exhibit 10.3(k)	—
Confirmation for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated July 1, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(l)	—
Confirmation for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated July 1, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(a)**	—
Smithfield Foods, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2009).

Exhibit 10.4(b)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 10.4(c)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2009).

Exhibit 10.4(d)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award to Executive Officers in the Pork Group granted on June 15, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 9, 2010).

Exhibit 10.4(e)**	—
Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award to certain Executive Officers granted June 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2012).

Exhibit 10.5**	—	Certain Compensation for Named Executive Officers for fiscal 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2012).

Exhibit 10.6(a)**	—	Smithfield Foods, Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on September 8, 2010).

Exhibit 10.6(b)**	—
Amendment No. 1 to Smithfield Foods, Inc. Change in Control Executive Severance Plan, dated May 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

Exhibit 10.7*,**	—	Compensation for Non-Employee Directors as of November 2012.

Exhibit 10.8(a)	—
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

Exhibit 10.8(b)*	—
First Amendment to Amended and Restated Term Loan Agreement, dated as of January 31, 2013, among the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Lender and the Administrative Agent.

Exhibit 10.9	—
Term Loan Agreement, dated as of February 4, 2013, among the Company and Bank of America, N.A.(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 6, 2012).

Exhibit 10.10(a)	—
Amended and Restated Intercreditor Agreement, dated as June 9, 2011, among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as administrative agent for the ABL Parties, U.S. Bank National Association, as collateral agentfor the Term Debt Secured Parties, Smithfield Receivables Funding LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as Administrative Agent under the Credit and Security Agreement and each of the Loan Parties party thereto (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2012).

Exhibit 10.10(b)*	—
First Amendment to Amended and Restated Intercreditor Agreement, dated as of January 31, 2013, among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as administrative agent for the ABL Parties, Smithfield Receivables Funding LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as Administrative Agent under the Credit and Security Agreement and each of the Loan Parties party thereto

Exhibit 10.11(a)	—
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

Exhibit 10.11(b)*	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of January 31, 2013, among the Company, the subsidiaries of the Company party thereto, the banks and other lending institutions party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent.

Exhibit 10.11(c)	—
Second Amended and Restated Pledge and Security Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.11(d)	—
Increased Commitment Supplement, dated January 31, 2013, among the Company, certain lenders party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, relating to the Company's Second Amended and Restated Credit Agreement, dated June 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2013).

Exhibit 10.12(a)*	—
Amended and Restated Receivables Sale Agreement, dated as of January 31, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., The Smithfield Packing Company, Incorporated, , Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats LLC, Smithfield of Canada, Ltd. and Smithfield Receivables Funding LLC.

Exhibit 10.12(b)*	—
Amendment No. 1 to Amended and Restated Receivables Sales Agreement, dated as of March 20, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., Smithfield of Canada, Ltd., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats, LLC and Smithfield Receivables Funding LLC.

Exhibit 10.12(c)*	—
Amendment No. 2 to Amended and Restated Receivables Sales Agreement, dated as of May 31, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., Smithfield of Canada, Ltd., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats LLC, Smithfield Specialty Foods Group, LLC, American Skin Food Group, LLC and Smithfield Receivables Funding LLC.

Exhibit 10.13(a)*	—
Amended and Restated Credit and Security Agreement, dated as of January 31, 2013, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party thereto.

Exhibit 10.13(b)*	—
Amendment No. 1 to Amended and Restated Credit and Security Agreement, dated as of May 31, 2013, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party to the Amended and Restated Credit and Security Agreement.

Exhibit 10.14**	—	Smithfield Foods, Inc. Executive Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2012).

Exhibit 10.15	—
Escrow Agreement, dated as of May 28, 2013, by and among Shuanghui International Holdings Limited, Rotary Vortex Limited, Smithfield Foods, Inc. and Bank of China, New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2013).

Exhibit 21*	—	Subsidiaries of the Company.

Exhibit 23.1*	—	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	—
The following financial statements from Smithfield Foods, Inc.'s Annual Report on Form 10-K for the year ended April 28, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
 Date: June 18, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. LUTER, III	Chairman of the Board and Director	June 18, 2013
Joseph W. Luter, III

/s/ C. LARRY POPE	President, Chief Executive Officer and Director	June 18, 2013
C. Larry Pope

/s/ ROBERT W. MANLY, IV	Executive Vice President and Chief Financial Officer	June 18, 2013
Robert W. Manly, IV	(Principal Financial Officer)

/s/ KENNETH M. SULLIVAN	Senior Vice President, Finance and Chief Accounting Officer	June 18, 2013
Kenneth M. Sullivan	(Principal Accounting Officer)

/s/ CAROL T. CRAWFORD	Director	June 18, 2013
Carol T. Crawford

/s/ RICHARD T. CROWDER	Director	June 18, 2013
Richard T. Crowder

/s/ MARGARET G. LEWIS	Director	June 18, 2013
Margaret G. Lewis

/s/ WENDELL H. MURPHY	Director	June 18, 2013
Wendell H. Murphy

/s/ DAVID C. NELSON	Director	June 18, 2013
David C. Nelson

/s/ FRANK S. ROYAL, M.D.	Director	June 18, 2013
Frank S. Royal, M.D.

/s/ JOHN T. SCHWIETERS	Director	June 18, 2013
John T. Schwieters

/s/ PAUL S. TRIBLE, JR.	Director	June 18, 2013
Paul S. Trible, Jr.