Form 10-K/A
period 2013-04-28
SMITHFIELD FOODS INC
filed 2013-08-23
CIK 91388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At August 5, 2013, 139,196,460 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On May 28, 2013, Smithfield Foods, Inc., a Virginia corporation (“Smithfield,” “we,” “our,” “us” or the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shuanghui International Holdings Limited, a corporation formed under the laws of the Cayman Islands (“Shuanghui”) and Sun Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of Shuanghui (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Shuanghui. At the effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to such effective time (other than shares held by the Company or its wholly owned subsidiaries, or by Shuanghui or Merger Sub) will be automatically converted into the right to receive $34.00 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”). In addition, upon completion of the Merger, all then-outstanding stock-based compensation awards, whether vested or unvested, will be converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any. A special meeting of the Company’s shareholders (the “Special Meeting”) has been scheduled for September 24, 2013 for the purpose of voting on the approval of the Merger Agreement, the related plan of merger and the Merger. The closing of the Merger is subject to various conditions, including the condition that the Merger Agreement and the related plan of merger be approved by the affirmative vote of the holders of a majority of all of the outstanding shares of the Company’s common stock entitled to vote thereon at the Special Meeting. The closing of the Merger is also subject to the receipt of certain regulatory approvals and other customary closing conditions. Additional information about the Merger and the Merger Agreement is set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2013 and in the Company’s definitive proxy statement filed with the SEC on August 19, 2013 (the “Proxy Statement”) with respect to the Special Meeting.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2013, originally filed with the SEC on June 18, 2013 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company no longer intends to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of its fiscal year ended April 28, 2013. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to June 18, 2013.

SMITHFIELD FOODS, INC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our executive officers is included in Part I of this Annual Report on Form 10-K.

Directors

Term ending upon 2015 Annual Meeting

Joseph W. Luter, III

Director since 1975

Age 74

Committees served: Executive (chair)

Mr. Luter, III has served as Chairman of the Board since 1975. He previously served as Consultant to the Company from August 2006 to August 2010 and Chairman of the Board and Chief Executive Officer of the Company from 1975 to 2006. Mr. Luter, III is the father of Joseph W. Luter, IV, one of our executive officers.

Qualifications, Attributes, Skills and Experience:

Mr. Luter, III is uniquely qualified to serve as a member of the Company’s Board of Directors due to his unmatched operational and leadership experience with the Company and deep knowledge in the meat processing and hog production industry from his service as CEO of the Company for over 30 years during which time the Company transformed from a small regional company to a Fortune 250 company with significant international operations.

C. Larry Pope

Director since 2006

Age 58

Committees served: Executive

Mr. Pope has served as President and Chief Executive Officer of the Company since 2006. He previously served as President and Chief Operating Officer of the Company from 2001 to 2006 and Vice President and Chief Financial Officer from 2000 to 2001.

Qualifications, Attributes, Skills and Experience:

Mr. Pope’s over 30 year career at the Company spans a variety of senior management roles and responsibilities which bring an in-depth knowledge of the Company and broad experience in operational, finance, accounting and risk management matters. Further, as the Company’s CEO, Mr. Pope has expertise in corporate strategy, organizational leadership and international operations.

Wendell H. Murphy, Sr.

Director since 2000

Age 74

Committees served: Sustainability, Community and Public Affairs; Executive

Although now a private investor, Mr. Murphy previously was Chairman of the Board and Chief Executive Officer of Murphy Farms, Inc. of Rose Hill, North Carolina, a hog producer, prior to the Company’s purchase of such business in January 2000. Mr. Murphy also served as director of the Company from 1991 to 1998.

Qualifications, Attributes, Skills and Experience:

Mr. Murphy’s qualifications to serve as director include decades of industry and leadership experience in the hog production industry as the founder of Murphy Family Farms which, at the time the Company bought it, was one of the largest hog production businesses in the country. Mr. Murphy’s extensive knowledge of our business has been further enhanced in his service as a director for approximately 20 years. Mr. Murphy, as a former member of the North Carolina legislature, also brings public affairs and state government experience to the Board. The Board further benefits from his entrepreneurial experience and spirit.

Hon. Paul S. Trible, Jr.

Director since 2007

Age 66

Committees served: Nominating and Governance (chair); Sustainability, Community and Public Affairs

Mr. Trible has served as President of Christopher Newport University since 1996. He served as U.S. Senator from 1983 to 1989 and as Member of U.S. House of Representatives from 1977 to 1983.

Qualifications, Attributes, Skills and Experience:

Mr. Trible has leadership experience as president of a public liberal arts university with an enrollment of 4,800 students for over fifteen years and his service as U.S. Senator and U.S. Congressman. The Board also benefits from Mr. Trible’s public policy expertise and first-hand knowledge of the workings of the state and federal government.

Term ending upon 2014 Annual Meeting

Margaret G. Lewis

Director since 2011

Age 59

Committees served: Audit

Ms. Lewis is President of HCA’s Capital Division, which includes facilities in northern, central and southwestern Virginia, New Hampshire, Indiana and Kentucky. She began her career with HCA in 1978 and held several positions in nursing management and quality management before becoming Chief Nursing Officer of HCA’s Richmond Division in 1997. Ms. Lewis became Chief Operating Officer of CJW Medical Center in 1998 and Chief Executive Officer in 2001. She is a registered nurse and a diplomat of the American College of Healthcare Executives.

Qualifications, Attributes, Skills and Experience:

Ms. Lewis brings extensive leadership experience and management skills to the Board. Her variety of senior management roles provides expertise in executive decision-making and strategic planning.

David C. Nelson

Director since 2008

Age 54

Committees served: Compensation; Sustainability, Community and Public Affairs

Mr. Nelson has served as Global Strategist, Animal Protein, Grains and Oilseeds for the Food & Agribusiness Research Advisory group at Rabobank International since July 2010. Previously, he was a Portfolio Manager of Altima One World Agriculture Fund, an affiliate of Altima Partners, which is a European hedge fund manager, from 2008 until July 2010. Additionally, Mr. Nelson served as an analyst and Managing Director of Credit Suisse from 1997 to 2007 and as Assistant Director of Research and Managing Director of NatWest Markets from 1990 to 1997. Mr. Nelson has also served on a number of advisory boards, including to the U.S. Census of Agriculture, National Soybean Processors Association, National Pork Board and U.S. Feed Grains Council.

Qualifications, Attributes, Skills and Experience:

Mr. Nelson brings valuable insight to the Board as an agribusiness analyst in the animal protein and grains industry, as well as his expertise regarding the commodities markets. In addition, the Board values Mr. Nelson’s knowledge of Wall Street and the capital markets.

Frank S. Royal, M.D.

Director since 2002

Age 73

Committees served: Audit; Nominating and Governance; Compensation (chair)

Dr. Royal has been a physician since 1969. Within the past five years, he has served as a director of SunTrust Banks, Inc., Dominion Resources, Inc., and CSX Corporation.

Qualifications, Attributes, Skills and Experience:

Dr. Royal has significant experience and knowledge of the requirements, rules, issues and concerns that a public company faces. He has extensive public company board experience with significant leadership positions on the various boards that he has served, including prior service on the boards of several Fortune 500 companies, including more than a decade of service as a director of Smithfield.

Term ending upon 2013 Annual Meeting

Hon. Carol T. Crawford

Director since 2000

Age 70

Committees served: Compensation; Sustainability, Community and Public Affairs (chair)

Ms. Crawford is an attorney and a consultant on international trade law. She formerly served as Commissioner of the United States International Trade Commission (USITC) from 1991 until 2000 and Assistant Attorney General of the United States from 1989 until 1990. Previously she served as Associate Director of the Office of Management and Budget at the White House from 1985 through 1989 and Director of the Federal Trade Commission’s Bureau of Consumer Protection from 1982 to 1985. She serves on the Board of Trustees of Torray Fund, a publicly-held mutual fund.

Qualifications, Attributes, Skills and Experience:

Ms. Crawford has extensive experience in the public policy arena, including her work in international trade. Her role as USITC Commissioner required in-depth analysis of corporate operating and financial data, as well as an understanding of the marketplace dynamics of many different industries. Her experience and expertise in legal, regulatory, consumer and international trade issues are of benefit to the Company, as it operates in several countries and under numerous governmental and regulatory regimes here in the U.S and abroad.

Richard T. Crowder

Director since 2011

Age 73

Committees served: Nominating and Governance

Dr. Crowder has served as an adjunct professor of International Trade at the College of Agriculture and Life Sciences at Virginia Polytechnic Institute and State University since 2008. From January 2006 until April 2007, he served as chief agriculture negotiator at the Office of the U.S. Trade Representative, responsible for directing all U.S. agricultural trade negotiations worldwide, including multilateral negotiations in the World Trade Organization, as well as regional and bilateral negotiations. Dr. Crowder also served as a senior advisor to the U.S. Trade Representative from May 2007 until April 2008. Dr. Crowder is a director of Neogen Corporation, a publicly traded company in the food and animal safety products business. He currently serves on the Board of Trustees of Farm Foundation, a public charity engaged in issues shaping agriculture, food systems and rural regions.

Qualifications, Attributes, Skills and Experience:

Dr. Crowder has extensive knowledge of international trade, and in particular agricultural trade, which brings valuable insight to the Board on matters relevant to the Company and its industry. Dr. Crowder also has public company board experience and currently serves on the Audit Committee and Stock Option Committee of Neogen Corporation.

John T. Schwieters

Director since 2001

Age 73

Committees served: Audit (chair); Nominating and Governance

Mr. Schwieters is Senior Executive and member of the Executive Committee of Perseus L.L.C., a merchant bank and private equity fund management company, since 2012, after serving as Senior Advisor from 2009 to 2012 and Vice Chairman from 2000 to 2009. From 1989 to 2000, Mr. Schwieters served as Managing Partner, Mid-Atlantic Region, Arthur Andersen LLP. He is a director of Danaher Corporation and Choice Hotels International, Inc. and within the past five years has also served as a director of Union Street Acquisition Corp. and Manor Care, Inc.

Qualifications, Attributes, Skills and Experience:

Mr. Schwieters has extensive knowledge and experience in the areas of public accounting, tax accounting and finance, as he led the Mid-Atlantic region of one of the world’s largest accounting firms after previously leading that firm’s tax practice in the Mid-Atlantic region. He also has extensive public company board experience having chaired the Audit Committees of several public companies, including current service as chair of the Audit Committees of Danaher Corporation and Choice Hotels International, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to provide us copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required to be filed, we believe that all filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock have been complied with during the fiscal year ended April 28, 2013, except that Mr. Luter, IV was late in reporting one transaction and Mr. Thamodaran was late in reporting one holding.

Code of Business Conduct and Ethics

We maintain a Code of Business Conduct and Ethics (the “Code”) applicable to all of our employees, officers and directors. The purpose of the Code is to convey our policies and practices for conducting business in accordance with applicable law and the highest ethical standards. Any waiver of the Code for executive officers or directors will be made only by the Board of Directors or its Audit Committee and will be promptly disclosed. In support of the Code, we have provided employees with a number of avenues for the reporting of ethics violations or similar concerns, including an anonymous telephone hotline. A compliance committee chaired by our Chief Legal Officer administers the Code and requires all directors and executive officers to complete an annual certification relating to ethics and compliance with the law, the Code and other Company policies. The chair of the compliance committee reports periodically to the Audit Committee on the administration of the Code and is required to report promptly any violation of the Code by an executive officer or director to the Chair of the Audit Committee. The Code was adopted by the Board of Directors and is reviewed periodically by the Nominating and Governance Committee. The Code is available for review on our website at http://investors.smithfieldfoods.com/documents.cfm, and we will post any amendments to, or waivers from, the Code on that website.

Audit Committee; Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Schwieters (Chair), Ms. Lewis and Dr. Royal. The Board of Directors has determined that Mr. Schwieters, Chair of the Audit Committee, is an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. Further, the Board of Directors has determined that Mr. Schwieters qualifies as an independent director in accordance with the listing standards of the New York Stock Exchange (the “NYSE”).

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in this Item 11 includes only limited information about the impact of the consummation of the Merger on executive and director compensation. Additional information about the impact of the consummation of the Merger on such compensation can be found in the Proxy Statement.

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) provides you with detailed information regarding the material elements of compensation paid to our executive officers as well as the considerations and objectives underlying our compensation policies and practices. This information provides context for the compensation disclosures in the tables and related discussions that follow. The Compensation Committee of the Board, which oversees our executive compensation program, is referred to as the “Committee” in this CD&A. When we refer to the “named executives” we are referring to our Chief Executive Officer (CEO), our Chief Financial Officer (CFO) and our three other most highly compensated officers.

This CD&A discusses the compensation decisions for the named executives shown in the “Summary Compensation Table” below. They are:

Name	Title
C. Larry Pope	President and Chief Executive Officer
Robert W. Manly, IV	Executive Vice President and Chief Financial Officer
George H. Richter	President and Chief Operating Officer, Pork Group
Joseph B. Sebring	President of John Morrell
Joseph W. Luter, IV	Executive Vice President, Sales and Marketing, Pork Group

Executive Summary

Our executive compensation philosophy is to motivate our executive officers continually to improve operating performance and, ultimately, increase our Company’s share price. Therefore, our annual and equity-based long-term incentives are opportunities for compensation – they pay out when performance is strong and do not pay out when performance is disappointing. Consequently, a substantial majority of each named executive’s total potential compensation - and in the case of our CEO, 87% - is variable and is earned only if performance objectives are achieved.

The nearby chart illustrates how performance-based compensation constitutes a substantial part of the pay mix for our CEO:

2013 CEO TOTAL DIRECT COMPENSATION(1)

(1)	“Total direct compensation” excludes changes in pension value, the Company match under our 401(k) plan and perquisites, each of which is included in the “Summary Compensation Table” below.

Fiscal 2013 Business Highlights

In 2013, we delivered strong operating results in our Pork and International segments but our consolidated results were adversely affected by difficult conditions in the hog production industry. Fiscal 2013 highlights included:

•	Net income of $183.8 million.

•	Record sales of $13.2 billion.

•	Pork Group operating profit second best in Company history.

•	Packaged meats volumes up 4% and operating profit up 17%.

•	International operating profit up 153%.

•	Continued debt reduction, resulting in interest expense reduction of 5%.

•	Repurchased 19.1 million shares of stock, representing 12% of the shares outstanding.

•

Consolidated net income before deduction for taxes and incentive payments to key employees (a measure we refer to as consolidated pre-tax profits and often use as a performance measure for incentive awards) was $272.4 million.

In fiscal 2013, we continued to deliver consistent growth in our packaged meats business with increased volume and market share and broader distribution of our core brands. Furthermore, notwithstanding recessionary pressures and higher raw material costs, which adversely impacted results of Campofrío Food Group, a company listed on the Madrid and Barcelona Stock Exchanges (“CFG”) (in which we have a 37% interest), operating profits in our International segment more than doubled compared to fiscal 2012. However, we incurred significant losses in the hog production segment as live hog market prices decreased 6% while raising costs increased 6% year over year. Through our risk management strategy, we were able to mitigate our losses in hog production to produce results that were better than the industry average.

Relationship between Company Performance and CEO Compensation

The nearby chart illustrates the relationship between Company performance, measured by consolidated pre-tax profits, and the direct compensation of our CEO from 2011 to 2013. Pre-tax profits historically have been the key metric used in establishing performance goals for our CEO and other executives whose responsibilities are not limited to particular business segments. Accordingly, the CEO’s total direct compensation moves up and down in proportion to the Company’s profitability. In fiscal 2013, this linkage resulted in a significant decline in our CEO’s cash incentive compensation compared to the previous two years ($2.7 million in fiscal 2013 versus $5.7 million in fiscal 2012 and $13.0 million in fiscal 2011, calculated prior to Mr. Pope’s election to defer a portion of his annual cash incentive award). Fiscal 2011 and fiscal 2012 were the two most profitable years in the Company’s history. In contrast, in fiscal 2013, while the Company experienced strong results in its Pork and International segments, consolidated results declined as a result of significant losses in the Hog Production segment.

COMPANY PERFORMANCE AND CEO COMPENSATION

MOVE TOGETHER

*	Mr. Pope’s total compensation as reported in the 2013 Summary Compensation Table below, excluding change in pension value.

Recent Compensation Design Changes

The Company regularly assesses the compensation program to ensure that it properly aligns the interests of our shareholders and senior management. While the Company has reported record earnings in two of the last three years and achieved important strategic objectives for debt and cost reduction, our stock price failed to reflect the impact of these achievements prior to the announcement of the Merger. Therefore, we implemented a number of key changes in the compensation program over the last two years in order to more closely align executive compensation to shareholder interests. The following are changes that were made to our CEO’s compensation for fiscal 2013 and 2012:

Under the New Design	Under the Old Design	Effect of Change on Compensation

Fiscal 2013

Redesigned the performance conditions for the performance stock unit awards (PSUs) to (1) utilize total shareholder return (TSR) in the performance measure, (2) measure TSR over a three-year period and (3) compare our TSR to the average TSR of a peer group of 18 companies	PSUs awarded in fiscal 2012 are earned if we achieve pre-tax profits of at least $150 million in either fiscal 2012 or 2013	Creates a direct link between a significant portion of our CEO’s compensation and our success in increasing shareholder value relative to our peers.

No stock options awarded	Awarded stock options covering 100,000 shares in fiscal 2012	Eliminated a category of compensation that was valued at $936,000 in fiscal 2012.

Reduced the value of PSUs awarded to $4.4 million.	Awarded PSUs in fiscal 2012 valued at $5.1 million	Reduced the value of the CEO’s PSU award by approximately $700,000, or 14%, compared to his fiscal 2012 award.

Fiscal 2012

Annual cash incentive award equal to 1% of consolidated pre-tax profits subject to a cap of $8 million	Annual cash incentive award equal to 1.5% of pre-tax profits between $100 million and $400 million and 2% of pre-tax profits in excess of $400 million	Reduced the amount paid by $2.2 million, or 28%, compared to what our CEO would have received under the previous formula.

Amended the formula for calculating benefits under our supplemental executive retirement plan (SERP) to cap at $5 million the amount of compensation in any year that can be used in determining final average pay	The SERP formula capped final average pay at $5 million, but imposed no cap on the amount of compensation in any year that can be used in calculating final average pay	Reduced the amount of the increase in the present value of the CEO’s pension benefits by $5.9 million, or 64%, compared to what he would have realized had the SERP formula not been amended.

Executive Compensation Practices

Below we highlight certain executive compensation practices we employ to align executive compensation with shareholder interests. Also listed below are certain compensation practices we do not employ because we do not believe they would serve our shareholders’ long-term interests.

What We Do

•

Pay for Performance. We tie pay to operating profit and stock price performance. Most of our executives’ potential compensation is not guaranteed but is tied to financial goals for corporate and business unit performance.

•

Total Shareholder Return Metric. Beginning in fiscal 2013, a substantial part of our CEO’s potential equity compensation is tied to our total shareholder return relative to that of a peer group of companies.

•	Management Stock Ownership Guidelines. In fiscal 2010, we adopted share ownership guidelines for all officers at the Vice President level and above.

•	Independent Compensation Consulting Firms. The Compensation Committee utilizes independent compensation consulting firms which provide no other services to the Company.

•	Holding Period on Deferred Stock Awards. We have a three year holding period on shares purchased through deferrals of the executives’ cash incentive awards.

•

No Severance Benefits Except Following a Change in Control. Severance benefits are payable to an executive only if the executive is terminated, or resigns for good reason, during or following a change in control.

•	Clawback Policy. We can recover incentive compensation wrongly awarded to an executive officer where the officer’s fraud or willful misconduct led to a material restatement of financial results.

•	Review Tally Sheets. We review tally sheets for all of our executive officers prior to making annual executive compensation decisions.

What We Don’t Do

•	No Employment Contracts. We do not have employment contracts with any of our executive officers.

•	No Repricings. Our stock incentive plans and listing standards prohibit us from repricing options without shareholder approval.

•	No Income Tax Gross-ups. We do not provide income tax gross-ups for personal benefits other than relocation and other broad-based benefits.

•	No Excise Tax Gross-ups. We do not provide excise tax gross-ups for change in control benefits.

Incentives Awarded Under the Pay-for-Performance Philosophy

Our executive compensation program is designed and operated to attract and retain top talent, to reward corporate financial and operational performance through annual incentives, and to align our executives’ financial interests with those of our shareholders through equity-based compensation awards. During the last three fiscal years, our pay-for-performance philosophy was evidenced through the following new (or continuing) programs:

Performance Awards Granted

Program	Performance Measured	Performance and Pay Results for Year (or To Date)

Annual Cash Incentives

2013 Corporate Annual Cash Incentive Awards	Consolidated pre-tax profits	Incentives earned due to positive pre-tax profits on a consolidated basis

2013 Pork Group Annual Cash Incentive Awards	Pork Group pre-tax profits	Incentives earned due to positive Pork Group pre-tax profits

2012 Corporate Annual Cash Incentive Awards	Consolidated pre-tax profits	Incentives earned due to positive pre-tax profits on a consolidated basis

2012 Pork Group Annual Cash Incentive Awards	Pork Group pre-tax profits	Incentives earned due to positive Pork Group pre-tax profits

2011 Corporate Annual Cash Incentive Awards	Consolidated pre-tax profits	Incentives earned due to record pre-tax profits on a consolidated basis

2011 Pork Group Annual Cash Incentive Awards	Pork Group pre-tax profits	Incentives earned due to record pre-tax profits by the Pork Group

Stock Option Awards

2012 Stock Options (granted June 2011)	Increase in stock price — no value created unless stock price increases from date of grant	Granted with exercise price of $21.94, vesting ratably over three years. Had an intrinsic value of $3.99 per share at fiscal year-end with Smithfield stock trading at $25.93

Program	Performance Measured	Performance and Pay Results for Year (or To Date)

2011 Stock Options (granted June 2010)	Increase in stock price — no value created unless stock price increases from date of grant	Granted with exercise price of $15.43, vesting ratably over three years. Had an intrinsic value of $10.50 per share at fiscal year-end with Smithfield stock trading at $25.93

Performance Share Unit Awards

2013 Performance Share Units – Corporate (granted June 2012)	Total shareholder return over three year period compared to a peer group	Measurement period still open

2013 Performance Share Units – Pork Group (granted June 2012)	No shares earned unless (1) Pork Group achieves specified levels of unit volume growth in fiscal 2013 and (2) consolidated pre-tax profits are at least $150 million in fiscal 2013	Shares earned at target level based on 4% volume growth and consolidated pre-tax profits of over $150 million

2012 Performance Share Units – Corporate (granted June and July 2011)	Consolidated profit before tax (CPBT) – no shares earned unless CPBT reaches $100 million in fiscal 2012 or 2013	Performance condition met in fiscal 2012. Shares vest ratably over two years from date of grant

2012 Performance Share Units – Pork Group (granted June 2011)	No shares earned unless Pork Group achieves specified levels of unit volume growth in fiscal 2012	No shares earned as volume growth condition was not met. Awards have therefore expired without any payout

2011 Performance Share Units – Corporate (granted June 2010)	Consolidated profit before tax – no shares earned unless CPBT reaches $100 million in fiscal 2011 or 2012	Performance condition met in fiscal 2011. Shares vested ratably over two years from date of grant

2011 Performance Share Units – Pork Group (granted June 2010)	No shares earned unless (1) Pork Group achieves specified levels of unit volume growth in fiscal 2011 and (2) consolidated profit before tax reaches $100 million in fiscal 2011	No shares earned as volume growth condition was not met, notwithstanding record Pork Group pre-tax profit. Awards have therefore expired without any payout

2012 Say on Pay Vote Results

At the 2012 Annual Meeting of Shareholders, we held our second advisory vote on executive compensation. We again received substantial support for the compensation of our named executives, with approximately 83% of the votes cast on the “say on pay” proposal approving such compensation (up slightly from 82% the year before).

Following our first say on pay vote at the 2011 Annual Meeting, we reviewed the proxy advisory reports issued by Institutional Shareholder Services, Inc. and Glass Lewis & Co. and held one-on-one discussions with one large institutional shareholder regarding our executive compensation policies and practices. Feedback from these sources was then evaluated by the Compensation Committee along with the results of the 2011 say on pay advisory vote. This evaluation resulted in several important changes to executive compensation, including a decision to make annual cash incentive awards subject to caps and a decision to more directly link the value of our PSU awards to shareholder value by changing the performance metric for such awards from consolidated pre-tax profits to TSR over a three year period as measured against a peer group of companies. These and other changes made to our executive compensation program during fiscal 2012 and fiscal 2013 were designed to reduce the executive’s cash compensation potential in favor of longer-term equity compensation potential, supplement our operating performance metrics with one focused on relative stock price performance and increase the period over which the equity performance goals are measured to three years.

The above changes, including those made for the fiscal 2013 compensation program, were previously disclosed in our proxy statement for the 2012 Annual Meeting of Shareholders. The Compensation Committee reviewed the results of the 2012 say on pay advisory vote but did not make any further changes to the fiscal 2013 compensation program as a result.

Compensation Philosophy and Objectives

The primary goal of our executive compensation program is the same as our goal for operating the Company — to maximize short-term and long-term corporate performance and thereby create value for our shareholders. To achieve this goal we have designed an executive compensation program based on the following principles:

•

Paying for performance — A significant portion of our executives’ compensation should be subject to corporate, segment and/or business unit performance measures. Performance-based compensation can vary widely from year to year depending on our performance, which is impacted by, among other things, the volatile nature of our agricultural commodity-based industry and governmental food and energy policy. In recent years, average payouts of performance-based compensation (excluding equity awards) ranged from 0% to 90% of our executives’ total cash compensation. In fiscal 2013, performance-based cash compensation constituted on average 69% of our named executives’ total cash compensation compared to 76% the year before. Factoring in equity incentives as well, 82% of our named executives’ total direct compensation in fiscal 2013 was subject to the satisfaction of performance conditions.

•

Alignment with the interests of our shareholders — Equity-based awards can be an effective means of aligning an executive’s financial interests with those of our shareholders by providing value to the executive if the market price of our stock increases. In addition, many of our cash and equity incentive awards are tied to key financial performance measures that are expected to correlate with the creation of shareholder value.

•

Attracting and retaining top talent — The compensation of our executives must be competitive with the organizations with which we compete for talent so that we may attract and retain talented and experienced executives. Our executives have, on average, approximately 22 years of experience with Smithfield and its predecessors.

Each element of our compensation program is designed to further one or more of these principles. The structure of a particular executive’s compensation may vary depending on the scope and level of that executive’s responsibilities. For an executive with corporate-level responsibilities, performance-based cash compensation is generally based on Smithfield’s consolidated results of operation. For an executive responsible for the Pork Group or an individual business unit within that group, performance-based cash compensation is generally based on the operating results of the Pork Group thus encouraging coordination of efforts among the individual business units in order to maximize the financial performance of the entire Pork Group. Occasionally an executive responsible for an individual business unit may receive performance-based cash compensation based on the operating results or other performance measure of that unit, particularly if that unit operates more or less independently of other units.

Determining Executive Compensation

The Committee is responsible for developing and administering the compensation program for executive officers and other key employees. The Committee may delegate some or all of its responsibilities to one or more subcommittees whenever necessary to comply with any statutory or regulatory requirements or otherwise deemed appropriate by the Committee. The Committee has the authority to retain consultants and other advisors to assist the Committee with its duties and has sole authority to approve the fees and other retention terms of such consultants and advisors.

The CEO makes recommendations to the Committee regarding the salaries, cash incentive award arrangements, option grants and other forms of equity incentive awards, if any, for key employees, including all executive officers.

For executive officers whose cash incentive awards are based partly on individual performance, the CEO’s evaluation of such performance is provided to and reviewed by the Committee. To assist the Committee in carrying out its responsibilities, the Committee utilizes independent compensation consultants. The Committee also annually reviews executive pay tallies for our executive officers detailing the amount of each element of total compensation and accumulated equity holdings. Based on the foregoing, the Committee uses its judgment in making compensation decisions that will best carry out our philosophy and objectives for executive compensation.

Elements of Compensation

We have three elements of total direct compensation: salary, annual cash incentives and long-term equity-based incentives (options, PSUs and matching RSUs). As shown in the accompanying chart, 82% of total direct compensation to the named executives in 2013 was performance-based.

2013 NAMED EXECUTIVE OFFICERS

TOTAL DIRECT COMPENSATION

(1)	“Total direct compensation” excludes changes in pension value, the Company match under our 401(k) plan and perquisites, each of which is included in the Summary Compensation Table below.
(2)	Includes any portion of an executive’s annual cash incentive award that he elected to defer under the management stock purchase program and received RSUs in exchange.

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team when considered in combination with the performance-based and other components of our executive compensation program. The relative levels of base salary for executive officers are designed to reflect each executive officer’s scope of responsibility and accountability within the company. Base salaries are reviewed annually to determine if they are equitably aligned within the Company and are at sufficient levels to attract and retain top talent. Consistent with our greater emphasis on performance-based pay, base salaries for executives are normally changed infrequently.

The Committee’s application of this policy over the last three years is summarized below:

•	For fiscal 2010 and 2011, none of our named executives received an increase in salary.

•	In determining salaries for fiscal 2010 and 2011, the Committee also considered the Company’s net losses in fiscal 2010 and 2009 and the difficult economic conditions at those times.

•

For fiscal 2012, the Committee approved increases of 14% and 3% in Mr. Manly’s and Mr. Sebring’s salaries, respectively, in recognition of increased managerial responsibilities. None of the other named executives received an increase in salary for fiscal 2012.

•

For fiscal 2013, the Committee approved increases of 7% and 2% in Mr. Manly’s and Mr. Sebring’s salaries, respectively, in recognition of increased managerial responsibilities. None of the other named executives received an increase in salary for fiscal 2013.

Cash Incentive Awards

We provide performance-based annual cash incentive opportunities to our executives under our shareholder-approved incentive plans. The awards use performance criteria that seek to ensure a direct link between the executives’ performance and the amount of incentive compensation earned as well as encourage coordination of efforts among business units within the same operating segment. Awards have generally used a formula based on pre-tax, pre-incentive payment profits, either company-wide or for a particular operating segment depending on the executive’s scope of responsibility. Occasionally an executive responsible for an individual business unit may receive a cash incentive award based on the operating results or other performance measure of that unit, particularly if that unit operates more or less independently of other units. At the beginning of each year, the Committee receives management’s recommendations on the performance criteria and cash incentive award formulas for the year. In evaluating these recommendations, the Committee considers the performance of the Company and the respective segments and business units in recent years.

Historically, the Committee has imposed minimum performance thresholds on annual incentive awards. Given the effect of the record profitability of the Company in fiscal 2011 on the size of the cash incentive payouts and a determination on the part of the committee to rebalance the mix of cash and equity components of the executives’ compensation, the annual cash incentive awards for certain executive officers, including the CEO, were modified beginning in fiscal 2012 to reduce the award amounts at higher levels of pre-tax profit, eliminate the thresholds and cap the total potential payouts. For example, the cash incentive awards for fiscal 2012 and fiscal 2013 for Mr. Pope were equal to 1% of consolidated pre-tax profits subject to a cap of $8 million.

The following chart shows for the last three fiscal years the actual cash incentive awards paid to our CEO.

ANNUAL CASH INCENTIVE AWARDS - CEO

*	The amount shown includes the portion of Mr. Pope’s annual cash incentive award that he elected to defer under the management stock purchase program.

Fiscal 2011 and 2012 were the best and second best years in our history in terms of pre-tax profits on a consolidated basis and for the Pork Group, which were the primary metrics used in the performance goals for the named executives’ annual incentive awards. This is reflected in the relative sizes of the annual incentive awards for those years compared to fiscal 2013 in which losses in the hog production segment significantly reduced the Company’s consolidated pre-tax profits.

Additional Cash Awards

We have sometimes paid additional cash awards to executive officers in amounts the Committee has determined appropriate to reward elements of performance that were not reflected in the annual cash incentive awards. Mr. Sebring received a cash award of $250,000 in fiscal 2013 in recognition of his efforts in successfully negotiating a licensing and supply agreement between one of the company’s subsidiaries, John Morrell & Co., and Nathan’s Famous, Inc. Among other things, the agreement grants to the Company certain rights and obligations to manufacture, distribute, market and sell certain “Nathan’s Famous” licensed food products.

Equity Incentive Awards

General. We provide long-term incentive compensation in the form of stock options and performance share units. These equity awards can serve as an effective motivational tool by aligning the executive’s economic interests with those of our shareholders. The ultimate value, if any, of stock options is dependent on increases in the market price of our common stock which encourages longer-term, more strategic decision-making. Performance share unit awards provide similar motivation for our executives and the performance conditions under such awards assure a close correlation between Company performance and the value realized by the executives. Because all of our stock option awards and many of our performance share unit awards are granted with time-based vesting, these programs also promote long-term tenure.

Committee Considerations. Our CEO recommends to the Committee the recipients and sizes of stock option and performance share unit awards. In evaluating these recommendations and making its determinations, the Committee considers a number of factors, including:

•	whether the executive’s responsibilities require strategic decision-making involving a substantial portion of our business, and

•	the Committee’s subjective evaluation of the executive’s potential contribution to our future success.

Equity awards constitute a larger percentage of total compensation for corporate-level executives than for segment and business unit management in recognition of the corporate-level executives’ greater responsibility for overall results and indirectly the market price of our common stock.

2013 PSU Awards. For our CEO and CFO, the 2013 PSU awards were subject to performance conditions based on the Company’s stock price performance compared to an industry peer group of 18 companies over a three year period. The peer group was selected with the assistance of the Committee’s compensation consultants and consists of Campbell Soup Company, Chiquita Brands International, Inc., ConAgra Foods, Inc., Dean Foods, Inc., General Mills, Inc., H. J. Heinz Company, Hershey Foods Corp., Hormel Foods Corporation, J. M. Smucker Company, Inc., Kellogg Company, Kraft Foods, Inc., McCormick & Company, Inc., Pilgrim’s Pride Corporation, Sanderson Farms, Inc., Sara Lee Corporation (Hillshire Brands Company), Seaboard Corporation, Seneca Foods Corporation, and Tyson Foods Inc.

The performance share unit awards for executives in the Pork Group were subject to performance conditions keyed to unit volume growth of the Pork Group’s packaged meats business combined with a consolidated pre-tax profits condition. The Committee believes that the incentives created by the volume growth performance condition better align the Pork Group executives’ interests with the Company’s operational goals for this segment of our business. Because the volume growth condition was met at the target level and the consolidated pre-tax profits condition was satisfied, the performance share unit awards for the Pork Group executives paid out at the target level.

2013 RSU Awards. Pursuant to the management stock purchase program under the 2008 Plan, executives may voluntarily elect to defer up to 25% of the payouts under their annual cash incentive awards and receive restricted stock units (RSUs) in exchange. The RSUs are generally payable in shares of common stock on a date, which may not be less than three years from the date of deferral, specified by the executive. The Company provides a 100%

match of the executive’s deferral in the form of RSUs that vest on the third anniversary of the date of deferral and are payable in shares of common stock. Of the named executives, only Messrs. Sebring and Luter, IV, elected to defer a portion of their annual cash incentive awards for fiscal 2013.

The foregoing awards are described in greater detail below.

Additional Compensation Elements

Retirement Plans. Our executive officers participate in the same retirement plans on the same terms as provided to most of our salaried employees. These plans consist of several company-funded pension plans and an employee-funded 401(k) savings plan (with employer match), all of which are tax-qualified, and a non-tax qualified supplemental pension plan. Under a tax-qualified plan, we are eligible for a tax deduction for our contributions for the year to which the contributions relate, while the benefits are taxable to the participant for the year in which they are ultimately received. Under a plan that is not tax-qualified, we are not eligible for a tax deduction until the year in which the benefits are paid to the participant.

Our retirement plans are intended to provide an appropriate level of replacement income upon retirement. All salaried employees participating in one of the qualified pension plans and earning more than $255,000 are eligible to participate in the non-tax qualified supplemental pension plan. The supplemental pension plan allows us to provide pension benefits comparable to those that would be available under the Smithfield Foods Salaried Pension Plan (one of the tax-qualified plans) if the federal income tax laws did not include limits on covered compensation and benefits. Therefore, the supplemental pension plan allows all participating salaried employees to receive a pension benefit that is approximately the same percentage of their earnings, except that the amount of compensation in any year that can be used in calculating benefits is capped at $5 million. The supplemental benefit plan uses the same benefit formulas as the Smithfield Foods Salaried Pension Plan and uses the same types of compensation to determine benefit amounts. We do not utilize a more favorable pension benefit formula for management than for other salaried employees. For more information about our pension plans, please refer to the Pension Benefits table and related discussion below.

Participation in the 401(k) savings plan is voluntary. Therefore the amount of compensation deferred and the amount of our match varies among employees, including the executives. However, the same formulas are used to determine benefits for all participants in this plan. Furthermore, the plan does not involve any above-market returns, as returns depend on actual investment results.

Perquisites and Other Benefits. We provide a limited number of perquisites, without tax gross-ups, to our executive officers. The Summary Compensation Table below contains an itemized disclosure of all perquisites to named executives, regardless of amount. We believe that these perquisites are reasonable and consistent with those paid to other executives in our industry. Providing these perquisites thus helps to keep our base compensation packages competitive. With regard to the personal use of corporate aircraft, the Committee has established an annual usage limitation of $75,000 for our CEO. Personal use of corporate aircraft by other employees, including other executive officers, is limited and must be approved by our CEO.

We also provide certain benefits to substantially all salaried employees that are not included as perquisites in the Summary Compensation Table for the named executives because they are broadly available. These include health and welfare benefits, disability and life insurance, education and tuition reimbursement and an employee assistance program.

We have established a matching contribution program through the Smithfield-Luter Foundation, a charitable foundation affiliated and funded by us, pursuant to which the foundation will match the contributions by certain of our employees, including all of the executive officers, to qualified, tax-exempt non-profit organizations up to $2,500 annually per employee. In addition, at the time our CEO was appointed to the office of chief executive officer, the Committee authorized a match for additional charitable contributions made by him of up to $100,000 per year, subject to an aggregate limit of $500,000. The Company provided matches aggregating $102,500 in fiscal 2013 for charitable contributions made by our CEO, as disclosed in the note to column (i) to the Summary Compensation Table below. We believe these charitable contributions are an important corporate activity which helps promote a charitable spirit in our employees and furthers our connection with the communities in which we do business.

Change in Control Severance Plan. In fiscal 2011, the Board of Directors adopted the Smithfield Foods, Inc. Change in Control Executive Severance Plan (the “Severance Plan”). The Severance Plan provides the executives with certain cash payments and other benefits in the event their employment is terminated, or they resign for good reason, during a potential change in control or within two years following a change in control. The Board of Directors believes that the Severance Plan will help to retain qualified employees, and allow key management to focus on the Company’s business during periods of an actual or potential change in control by providing them with a level of economic security in the event of a termination of their employment. In connection with the execution and delivery of the Merger Agreement, on May 28, 2013, the Severance Plan was amended only as it would apply to the Merger and only as it would apply to our CEO and the five officers who report directly to our CEO (collectively, the “Senior Executives”). The Merger, if consummated, will constitute a change in control for purposes of the Severance Plan. A more detailed description of the Severance Plan and the benefits payable thereunder upon a change in control is provided below.

Impact of the Merger Agreement

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company with the Company surviving the Merger as a wholly owned subsidiary of Shuanghui. At the effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to such effective time (other than shares held by the Company or its wholly owned subsidiaries, or by Shuanghui or Merger Sub) will be automatically converted into the right to receive the Merger Consideration. In addition, upon completion of the Merger, all then-outstanding stock-based compensation awards, whether vested or unvested, will be converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any. The closing of the Merger is subject to the approval of the Merger Agreement and the related plan of merger by the Company’s shareholders at the Special Meeting, as well as the receipt of certain regulatory approvals and other customary closing conditions.

In light of the pending Merger, the Company made certain adjustments to its executive compensation program for fiscal 2014. These adjustments include (i) the making of no new stock option awards, (ii) a general reduction in the size of PSU awards, (iii) the modification of the change in control provisions of the 2014 PSU awards so that vesting of the new awards would occur at the target, rather than the maximum, amount of shares upon the closing of the Merger, and (iv) an amendment to the Severance Plan only as it would apply to the Merger and only as it would apply to our CEO and the Senior Executives, as more fully described below. In addition, in connection with the negotiation of the Merger Agreement, Shuanghui had requested that a retention program be established in connection with the Merger to aid in the retention of certain of the Company’s officers and other key employees. In response to this request, on May 28, 2013, the Company’s board of directors and the Compensation Committee approved a retention bonus program (the “Retention Bonus Program”) for certain of the Company’s officers, including the named executives, and other key employees. The Retention Bonus Program is more fully described below.

Other Compensation Policies and Practices

Timing of Awards. It is the Committee’s policy to grant stock options within a prescribed “window period” following our release of year-end financial results. This window period generally runs from the third until the 12th business day following the release. Exceptions to this policy may be made in connection with a new hire or a change in an existing officer’s title or duties or when the regular window period is closed.

Prohibition on Repricing. Our 2008 Stock Incentive Plan (“2008 Plan”) expressly prohibits any action that would (i) lower the exercise price of a stock option, whether by amendment, cancellation or otherwise, after the award is made or (ii) otherwise be treated as a repricing under generally accepted accounting principles without the prior approval of our shareholders. For purposes of NYSE listing standards, our 1998 Stock Incentive Plan (the “1998 Plan”) is deemed to prohibit such repricing practices as well. We are not allowed under the NYSE listing standards to make any change to the plans to permit these practices without shareholder approval.

Clawback Policy. In fiscal 2011, the Board of Directors adopted a new policy addressing the potential recovery of incentive compensation in the event of a material restatement of the Company’s financial results. This policy applies to all of the Company’s executive officers, plus its principal accounting officer (“Senior Executives”). Under this policy, the Company may seek to recover incentive compensation previously awarded to a Senior Executive, to the extent that the incentive compensation was based on performance during fiscal periods materially affected by a material restatement of the Company’s financial results. The Board must first determine that the Senior Executive engaged in fraud or willful misconduct that caused or otherwise contributed to the need for the restatement. This policy does not limit the legal remedies the Company may seek against any employee for fraudulent or illegal conduct. The policy was not adopted in response to any particular concerns nor has the Company ever had to restate its financial results.

Management Stock Ownership Guidelines. The Committee believes it is important for senior management to build and maintain a long-term ownership position in the Company, to further align their financial interests with those of our stockholders and thereby encourage the creation of long-term value. Therefore, in fiscal 2010, the Committee established stock ownership guidelines for all members of management at the level of vice president and above. Covered officers must meet these ownership guidelines by the later of January 1, 2015 or five years after the commencement of employment for a newly-hired officer. Under the guidelines, the target value of shares to be held has been established as a multiple of annual base salary, which varies by officer level, as set forth below:

President and CEO	4 times base salary
Pork Group President and Chief Operating Officer	3 times base salary
Executive Vice Presidents, Senior Vice Presidents and Vice Presidents	2 times base salary
Independent Operating Company Presidents	2 times base salary

In determining compliance with the ownership guidelines, we include shares held directly by the officer, shares held by immediate family members, restricted stock where the restrictions have lapsed, shares held in benefit plans including under the management stock purchase program discussed below and other types of beneficial ownership as approved by the Committee. Compliance with the ownership guidelines is measured as of the end of each fiscal year with the value being based on the average closing price of a share of stock for the previous year. An officer, who was previously in compliance with the ownership guidelines and ceases to be in compliance because of a decline in the value of the stock, will have one additional year to regain compliance. If an officer fails to attain the specified stock ownership level, the Committee may take appropriate actions, including adjustments to the incentive compensation payments to the officer.

Management Stock Purchase Program. To assist management in meeting our stock ownership guidelines, the Committee recommended, and the Board of Directors approved, a management stock purchase program under the 2008 Plan pursuant to which officers may voluntarily elect to defer up to 25% of the payouts under their annual cash incentive awards and receive deferred shares of stock and the Company will provide a 100% match of the officer’s deferral. Stock purchased with the Company’s match is subject to three-year cliff vesting and will be forfeited if the officer voluntarily terminates employment before vesting. Stock purchased with the officers’ deferrals generally may not be removed from the plan for at least three years. Interests in the plan consist of restricted stock units that are payable solely in stock.

Deductibility of Compensation. For fiscal 2013, Section 162(m) of the tax code placed a limit of $1 million on the amount of compensation that we may deduct in one year with respect to our CEO and each of the next four most highly compensated executives. Certain performance-based compensation approved by shareholders is not subject to this deduction limit. Our incentive plans and the awards made under them have been structured with the intention that the cash incentive payments and equity awards be qualified performance-based compensation not subject to Section 162(m). We view preserving tax deductibility as an important objective, but not the sole objective, in establishing executive compensation. In specific instances, we may authorize executive compensation arrangements that are not fully tax deductible but which promote other important objectives.

Role of Compensation Consultants

The Committee has directly engaged and regularly consults with independent consultants for advice on executive compensation matters. The Committee’s primary consultant is Pay Governance, Inc. The Committee also utilizes Towers Watson & Co. from time to time. The consultants provide advice regarding the Company’s executive compensation strategy and programs, including the compensation of the CEO and other executive officers; general compensation program design; the impact of regulatory, tax and legislative changes on our compensation program; the compensation practices of competitors and executive compensation trends. From time to time the consultants are engaged to perform specific market comparisons of the Company’s executive compensation program, or aspects thereof, to those of comparable companies. Consistent with their roles as independent consultants to the Committee, the consultants provide no other services to the Company. The consultants may work directly with management on behalf of the Committee, but such work is always performed under the control and supervision of the Committee. The Committee regularly meets with the consultants in executive session without management.

Summary Compensation Table

The following table includes information concerning compensation paid to or earned by our “Named Executive Officers” listed in the table for the fiscal years ended April 28, 2013, April 29, 2012 and May 1, 2011.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

C. Larry Pope President and CEO	2013	1,100,000	—	4,420,000	—	2,724,076	2,201,377	332,937	10,778,390
	2012	1,100,000	—	6,128,000	936,000	4,707,032	3,314,395	332,368	16,517,795
	2011	1,100,000	250,000	3,514,000	655,000	13,015,880	1,492,642	200,727	20,228,249

Robert W. Manly, IV Executive Vice President and CFO	2013	750,000	—	2,210,000	—	1,362,038	4,323,221	50,997	8,696,256
	2012	700,000	—	3,556,750	468,000	2,353,516	4,242,027	38,318	11,358,611
	2011	600,000	250,000	2,196,250	327,500	4,693,455	440,405	37,482	8,545,092

George H. Richter President and COO, Pork Group	2013	800,000	—	576,900	—	3,225,455	1,387,062	68,367	6,057,784
	2012	800,000	—	2,083,112	374,400	3,342,159	1,519,305	63,866	8,182,842
	2011	800,000	250,000	—	262,000	3,582,315	902,675	44,711	5,841,701

Joseph B. Sebring President of John Morrell	2013	735,000	250,000	1,075,864	—	1,219,021	648,418	80,598	4,008,901
	2012	719,519	—	1,041,556	234,000	1,121,080	1,993,937	176,361	5,286,453
	2011	700,000	250,000	—	163,750	1,791,157	807,822	78,767	3,791,496

Joseph W. Luter, IV EVP, Sales and Marketing, Pork Group	2013 2012 2011	700,000 700,000 700,000	— — 350,000	1,084,262 2,045,242 —	— 234,000 163,750	1,232,022 1,342,290 972,129	1,062,222 1,010,801 335,877	166,729 155,946 171,283	4,245,235 5,488,279 2,693,039

Stock Awards (Column (e)) and Option Awards (Column (f))

Represents the aggregate grant date fair value of the awards made with respect to each fiscal year as computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that may be recognized by each Named Executive Officer. Additional information regarding outstanding awards, including corresponding exercise prices and expiration dates, can be found in the “Outstanding Equity Awards at Fiscal Year-End” table below. The assumptions used in determining the grant date fair values of the stock and option awards are set forth in “Note 11: Equity” to our Consolidated Financial Statements, included in the Original Filing. For Messrs. Sebring and Luter, IV, the amount in column (e) for fiscal 2013 includes $787,414 and $795,812, respectively, as the value of restricted stock units (RSUs) issued to these executives pursuant to their election to defer a portion of their annual cash incentive awards pursuant to the management stock purchase program under the Company’s 2008 Incentive Compensation Plan (the “2008 Plan”). For Messrs. Pope, Manly, Richter, Sebring and Luter, IV, the amount in column (e) for fiscal 2013 includes $4,420,000, $2,210,000, $576,900, $288,450 and $288,450, respectively, as the grant date fair value for performance share units granted on June 12, 2012. Assuming the highest performance conditions for these performance share unit grants had been achieved, the maximum grant date fair value for these awards for Messrs. Pope, Manly, Richter, Sebring and Luter, IV would have been $7,692,000, $3,846,000, $961,500, $480,750 and

$480,750, respectively. The June 2012 performance share unit awards for Messrs. Richter, Sebring and Luter, IV vested at their target levels on June 12, 2013. The June 2012 performance share unit awards for Messrs. Pope and Manly would vest at their maximum levels upon the closing of the Merger. See “Discussion for Summary Compensation Table and Grants of Plan-Based Awards: Equity Incentive Awards” below for further information on the fiscal 2013 awards.

Non-Equity Incentive Plan Compensation (Column (g))

Represents cash incentive payouts pursuant to awards made under the performance award component of the 2008 Plan, excluding the portion, if any, the executive elected to defer pursuant to the management stock purchase program under the 2008 Plan. Under the program, executives may elect to defer up to 25% of their annual cash incentive award into restricted stock units. These RSUs entitle the executive to receive an equal number of shares of common stock at the date elected by the executive (generally either the executive’s separation from service or a date not less than three years following issuance of the RSUs). The RSUs issued pursuant to any such deferral are included in column (h) of the Grants of Plan-Based Awards table below.

Change in Pension Value and Nonqualified Deferred Compensation Earnings (Column (h))

Represents the aggregate increase in the actuarial present value of the Named Executive Officer’s accumulated benefits under our tax-qualified pension plans and non-tax-qualified supplemental pension plan accrued during fiscal 2013, fiscal 2012 and fiscal 2011. The change in the present value of the accrued pension benefits is impacted by variables such as additional years of service, age, changes in plan provisions, changes in compensation and the discount rate used in the present value calculation. The Company changed its discount rate in valuing pension liabilities from 4.75% in fiscal 2012 to 4.45% in fiscal 2013 based on a similar decrease in corporate bond yields used to set the discount rate each year. The change in the discount rate resulted in an increase in the present value of the pension benefits in fiscal 2013. The increase in the present value of the pension benefits does not reflect any changes in how our executives’ retirement benefits are determined under the pension plans. The table below shows the impact of the decrease in the discount rate and other variables on the present value of the Named Executive Officers’ pension benefits:

	Pope ($)	Manly ($)	Richter ($)	Sebring ($)	Luter, IV ($)
2012 Present Value	16,744,612	7,307,573	6,541,166	8,407,260	3,370,337
Change due to:
• Final average pay increase	—	2,928,084	667,540	175,237	362,924
• Additional year of service	1,409,566	941,022	537,751	252,112	382,148
• Discount rate change	791,811	454,115	181,771	221,069	317,150

Total Increase	2,201,377	4,323,221	1,387,062	648,418	1,062,222

2013 Present Value	18,945,989	11,630,794	7,928,228	9,055,678	4,432,559

The methodology used in calculating such increases, including the underlying assumptions, is described or referenced under “Pension Benefits: Discussion of Retirement Plans” below.

All Other Compensation (Column (i))

Includes for fiscal 2013 Company matches under our 401(k) plan as follows: Mr. Pope — $5,100; Mr. Manly — $5,308; Mr. Richter — $5,100; Mr. Sebring — $4,825; and Mr. Luter, IV — $2,500.

Also includes our incremental cost, as shown in the following table, of perquisites provided to the Named Executive Officers during fiscal 2013, consisting of: the personal use of Company aircraft, spousal travel expenses, personal use of a car leased by us, including all operating and maintenance costs, excess life and other insurance benefits, charitable contribution match, and country club and social club memberships.

Name	Company Aircraft ($)	Spousal Travel Expenses ($)	Company- Leased Automobile ($)	Excess Life and Other Insurance Benefits ($)	Charitable Contribution Match ($)	Club Memberships ($)
C. Larry Pope	75,000	10,033	35,076	2,322	102,500	—
Robert W. Manly, IV	7,590	—	35,395	2,704	—	—
George H. Richter	29,331	—	23,126	10,713	—	97
Joseph B. Sebring	35,120	—	33,795	6,858	—	—
Joseph W. Luter, IV	31,654	—	28,359	810	500	—

The value of perquisites is based on the estimated incremental cost to us, as follows:

•	for personal use of Company aircraft, the direct cost per flight hour as calculated from our records for Company-owned aircraft or as billed by third parties for chartered aircraft,

•	for spousal travel expenses, the incremental and direct costs, such as the fare cost for commercial flights,

•	for Company-leased automobiles, 100% of the lease cost, repairs, maintenance and fees,

•

for excess life insurance (i.e., having a face amount of coverage in excess of $50,000), the amount of premiums paid by us, on behalf of the executive, during the fiscal year for such excess coverage, and

•	for club memberships, the cost of such memberships.

Also includes fees for serving as a director of CFG, of $102,906 for each of Mr. Pope and Mr. Luter, IV. The Company currently owns 37% of CFG.

Grants of Plan-Based Awards

The following table includes grants of plan-based awards to our Named Executive Officers for the fiscal year ended April 28, 2013.

Name (a)	Grant date (b)	Approval date (c)	Estimated possible payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other option awards: number of securities underlying options (#) (j)	Exercise or base price of option awards ($/sh) (k)	Grant date fair value of stock and option awards ($) (l)
			Threshold ($) (d)	Target ($) (e)	Maximum ($) (f)	Threshold (#) (g)	Target (#) (h)	Maximum (#) (i))
C. Larry Pope
Annual incentive	—	—	N/A	2,724,076	N/A	—	—	—	—	—	—
PSUs	6/12/12	6/12/12	—	—	—	—	200,000	400,000	—	—	4,420,000
Robert W. Manly, IV
Annual incentive	—	—	N/A	1,362,038	N/A	—	—	—	—	—	—
PSUs	6/12/12	6/12/12	—	—	—	—	100,000	200,000	—	—	2,210,000
George H. Richter
Annual incentive	—	—	N/A	3,225,455	N/A	—	—	—	—	—	—
PSUs	6/12/12	6/12/12	—	—	—	30,000	40,000	50,000	—	—	576,900
Joseph B. Sebring
Annual incentive	—	—	N/A	1,219,021	N/A	—	—	—	—	—	—
PSUs	6/12/12	6/12/12	—	—	—	15,000	20,000	25,000	—	—	288,450
RSUs – deferred	6/14/13	6/14/13	—	—	—	N/A	12,021	N/A	—	—	393,707
RSUs – match	6/14/13	6/14/13	—	—	—	N/A	12,021	N/A	—	—	393,707
Joseph W. Luter, IV
Annual incentive	—	—	N/A	1,232,022	N/A	—	—	—	—	—	—
PSUs	6/12/12	6/12/12	—	—	—	15,000	20,000	25,000	—	—	288,450
RSUs – deferred	6/14/13	6/14/13	—	—	—	N/A	12,127	N/A	—	—	397,906
RSUs – match	6/14/13	6/14/13	—	—	—	N/A	12,127	N/A	—	—	397,906

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (Columns (d), (e) and (f))

The target amount represents actual cash incentives for fiscal 2013 paid pursuant to awards made under the performance grant component of the 2008 Plan, excluding amounts deferred at the election of the executive officer pursuant to the management stock purchase program under the 2008 Plan. The payout amounts shown above are also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Discussion for Summary Compensation Table and Grants of Plan-Based Awards: Performance-Based Annual Cash Incentives” below for a more detailed discussion of the performance criteria.

Estimated Future Payouts Under Equity Incentive Plan Awards (Columns (g), (h), (i) and (l)) (PSUs and RSUs)

All PSUs for fiscal 2013 were granted pursuant to the 2008 Plan. Each performance share unit represents a contingent right to receive one share of common stock upon satisfaction of one or more performance conditions. All performance share units fully vest upon a qualifying change of control (as defined in the 2008 Plan). The performance share units granted to Messrs. Richter, Sebring and Luter, IV vested on the first anniversary of the date of grant at their target levels of 40,000, 20,000 and 20,000 units, respectively. The performance share units granted to Messrs. Pope and Manly vest on the third anniversary of the date of grant subject to satisfaction of the applicable performance conditions, provided that upon closing of the Merger, these awards would vest at maximum levels of 400,000 and 200,000 units, respectively. See “Discussion for Summary Compensation Table and Grants of Plan-Based Awards: Equity Incentive Awards” below for a detailed discussion of the performance criteria.

The “deferral RSUs” were issued in lieu of a portion of the executive’s annual cash incentive award, which the executive elected to defer pursuant to the management stock purchase program under the 2008 Plan. Under the program, executives may elect to defer up to 25% of their annual cash incentive awards into RSUs. The “match RSUs” were issued as a 100% match of the portion of the annual cash incentive award deferred by the executive under the management stock purchase program. The match RSUs are subject to three-year cliff vesting from the date of grant, subject to accelerated vesting in the event of the executive’s qualifying termination of employment under the Severance Plan in connection with a change in control, which would include the closing of the Merger. The date of grant for the deferral RSUs and the match RSUs is the date on which the amount of deferred cash incentive was converted into RSUs based on the prior day’s closing market price of the Company’s stock. Although this date occurs after the end of the fiscal year to which the deferred portion of the annual cash incentive award relates, the RSUs are treated as if they were granted during such fiscal year for purposes of this table, the Summary Compensation Table, the Outstanding Equity Awards at Fiscal Year End table below and the Potential Payments Table below.

The grant date fair value of these awards reflects the full accounting expense, as of the grant date, that would be recognized by us over the course of multiple years (assuming the performance conditions are met) and does not necessarily represent the value that will be realized by the Named Executive Officer upon vesting. These grant date values are also included in column (e) of the Summary Compensation Table beginning above.

All Other Option Awards (Columns (j), (k) and (l))

No stock options were granted for fiscal 2013 to the Named Executive Officers.

Discussion for Summary Compensation Table and Grants of Plan-Based Awards

Performance-Based Annual Cash Incentives

For each of our executive officers, annual cash incentives may be earned under awards made pursuant to the performance award component of the 2008 Plan. The annual awards utilize formulas set by the Compensation Committee at the beginning of the fiscal year, generally based on pre-tax profits of the Company or a particular segment or business unit, depending upon the scope of the executive’s duties. Pre-tax profits are generally defined as net income before deduction for income taxes. Company pre-tax profits exclude officers’ bonuses and the income tax expense (benefit) of equity method investments. Pork Group pre-tax profits exclude impairment and similar charges in fiscal 2013 relating to two processing facilities. Because these awards are based on objective performance criteria measured over a period of one year, any incentives earned pursuant to the awards and paid in cash appear in the “non-equity incentive plan” columns of the Grants of Plan-Based Awards Table (column (e)) and the Summary Compensation Table (column (g)). Any portion of the incentive that an executive has elected to defer under the management stock purchase program is paid in RSUs which are reflected in the “equity incentive plan awards” column of the Grants of Plan-Based Awards Table (column (h)) and the “Stock Awards” column of the Summary Compensation Table (column (e)). For fiscal 2013, the formulas used to calculate the annual performance-based cash incentive awards to the Named Executive Officers were as follows:

Name	Incentive Formula
Mr. Pope	• 1% of Company pre-tax profits, subject to a cap of $8 million.
Mr. Manly, IV	• 0.5% of Company pre-tax profits, subject to a cap of $4 million.
Mr. Richter	• 0.5% of the Pork Group pre-tax profits, subject to a cap of $4 million.
Mr. Sebring	• 0.25% of the Pork Group pre-tax profits, subject to a cap of $2.94 million.
Mr. Luter, IV	• 0.13% of the Pork Group pre-tax profits, plus • 0.5% of the International Group pre-tax profits, all subject to a cap of $2.5 million.

For purposes of these awards, pre-tax profits for the Company, the Pork Group and the International Group (which is the part of the Pork Group responsible for export sales) for fiscal 2013 were as follows:

Pre-Tax Profits
Company	$272,407,608
Pork Group	$645,091,000
International Group	$158,262,013

Additional Cash Awards

We have sometimes paid additional cash awards to executive officers in amounts the Compensation Committee has determined appropriate to reward elements of performance that were not reflected in the annual cash incentive awards. Mr. Sebring received a cash award of $250,000 in fiscal 2013 in recognition of his efforts in successfully negotiating a licensing and supply agreement between one of the Company’s subsidiaries, John Morrell & Co., and Nathan’s Famous, Inc.

Equity Incentive Awards

No Named Executive Officer received a grant of options in fiscal 2013.

All of the Named Executive Officers received an award of performance share units in fiscal 2013 under the 2008 Plan. Each performance share unit represents a contingent right to receive one share of common stock. The performance share units will also vest upon the occurrence of certain “qualifying change of control” events, as defined in the 2008 Plan.

The PSUs granted to Messrs. Pope and Manly have a payout based on the Company’s stock price performance within a specific peer group. Above the 90th percentile, the award pays out at 200% of target. At the 25th percentile, the award pays out at 50% of target. Below the 25th percentile, the award pays nothing. Pay out of the awards will be interpolated for performance between the 25th and 90th percentile. The PSUs granted to Messrs. Pope and Manly would vest at their maximum amounts of 400,000 and 200,000 units, respectively, upon the closing of the Merger.

Under the PSUs granted to Messrs. Richter, Sebring and Luter, IV, the actual number of shares earned was to be determined on the basis of the unit volume growth of the Pork Group’s packaged meats business in fiscal 2013 as compared to fiscal 2012. If the volume growth was less than 3%, no PSUs would be earned. If volume growth was at least 3% but less than 4%, the number of PSUs earned by Messrs. Richter, Sebring and Luter, IV would be 30,000, 15,000 and 15,000, respectively. If the volume growth was at least 4% but less than 5%, the number of PSUs earned by Messrs. Richter, Sebring and Luter, IV would be 40,000, 20,000 and 20,000, respectively. If volume growth was 5% or greater, the number of PSUs earned by Messrs. Richter, Sebring and Luter, IV would be 50,000, 25,000 and 25,000, respectively. In addition to the volume-based performance condition, none of these PSUs could be earned unless the Company earned at least $150 million of pre-tax profits in fiscal 2013. If the performance targets are met, the PSUs vest on the first anniversary of the grant date. The Company earned more than $150 million in pre-tax profits, and the Packaged Meats volume growth in fiscal 2013 was 4.0%. Therefore, these PSUs vested at the middle tier (target) amount.

Pursuant to the management stock purchase program under the 2008 Plan, executives may voluntarily elect to defer up to 25% of the payouts under their annual cash incentive awards and receive RSUs in exchange. The RSUs are generally payable on a date, which may not be less than three years from the date of deferral, specified by the executive and are payable in shares of common stock. The Company provides a 100% match of the executive’s deferral in the form of RSUs that would vest on the third anniversary of the date of deferral and are payable in shares of common stock. Of the Named Executive Officers, only Messrs. Sebring and Luter, IV elected to defer a portion of their annual cash incentive awards for fiscal 2013. Unvested matching RSUs credited to an executive, including the matching RSUs credited to Messrs. Sebring and Luter, IV with respect to their deferrals for fiscal 2013, receive accelerated vesting under the Severance Plan if the executive experiences a qualifying termination of employment in connection with a change in control, which would include the closing of the Merger.

Components of Total Compensation

In fiscal 2013, cash compensation for the Named Executive Officers (including annual and other cash incentive award payouts earned pursuant to the performance award component of the 2008 Plan) averaged approximately 41% of their total compensation. The principal components of non-cash compensation in fiscal 2013 were the aggregate grant date fair value of the equity incentive awards as computed in accordance with FASB ASC Topic 718 and increases in the actuarial present value of the Named Executive Officers’ benefits under our pension plans. Consistent with our policy that a substantial portion of a Named Executive Officer’s potential cash compensation be based on performance, performance-based cash incentive awards earned by executive officers in recent years have ranged from 0% to 90% of total cash compensation depending on the performance of the Company or the relevant segment or business unit and the individual executive. As a percentage of total cash compensation, performance-based cash incentive awards for all Named Executive Officers averaged approximately 71% in fiscal 2013.

Outstanding Equity Awards at Fiscal Year-End

Option awards(1)						Stock awards(2)
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
C. Larry Pope	33,334	66,666	—	21.94	6/20/2018	200,000	(3)	5,186,000
	66,667	33,333		15.43	6/21/2017	125,000	(4)	3,241,250
	100,000			13.30	7/06/2016	—		—	8,000	(5)	207,440
		20,000		23.75	6/16/2018
	250,000			32.91	8/30/2016
	50,000			30.00	5/24/2014
Robert W. Manly, IV	16,667	33,333	—	21.94	6/20/2018	100,000	(3)	2,593,000
	33,333	16,667		15.43	6/21/2017	25,178	(6)	652,866
	33,000			13.30	7/06/2016	62,500	(4)	1,620,625
		10,000		23.75	6/16/2018	—		—	3,000	(5)	77,790
	50,000			32.40	6/11/2017
George H. Richter	13,334	26,666	—	21.94	6/20/2018	40,000	(7)	1,037,200
		13,334		15.43	6/21/2017	37,455	(6)	971,208
	15,000			23.75	6/16/2018	—		—	5,000	(5)	129,650
	25,000			31.86	6/02/2015
	25,000			30.00	5/24/2014
Joseph B. Sebring	8,334	16,666	—	21.94	6/20/2018	20,000	(7)	518,600
		8,334		15.43	6/21/2017	12,021	(6)	311,705
		10,000		23.75	6/16/2018	18,727	(6)	485,591
						—		—	2,000	(5)	51,860
Joseph W. Luter, IV	8,334	16,666	—	21.94	6/20/2018	20,000	(7)	518,600
	16,667	8,333		15.43	6/21/2017	12,127	(6)	314,453
	33,000			13.30	7/06/2016	22,423	(6)	581,428
		10,000		23.75	6/16/2018	12,500	(4)	324,125
	25,000			30.00	5/24/2014	—		—	3,000	(5)	77,790

(1)

The options that expire on July 6, 2016, June 21, 2017 and June 20, 2018 vest ratably over the course of three years and expire seven years from the date of grant. All other options vest upon the earlier of (i) five years from the date of grant and (ii) the grantee’s 65th birthday, and expire ten years from the date of grant. The portion of the options that expire on June 20, 2018 that was otherwise scheduled to vest on June 20, 2014 would vest in full upon the closing of the Merger.

(2)	All stock awards in the table are performance share units or restricted stock units. Each unit represents a contingent right to receive one share of common stock. All performance share units fully vest at their maximum levels upon a qualifying change of control (as defined in the 2008 Plan), which would include the closing of the Merger. All unvested restricted stock units fully vest under the Severance Plan upon an executive’s qualifying termination of employment in connection with a change in control (as such terms are defined in the Severance Plan), which would include the closing of the Merger.
(3)

These performance share units were granted on June 12, 2012 and payout is based on the Company’s stock price performance within a specific peer group. Above the 90th percentile, the award pays out at 200% of target. At the 25th percentile, the award pays out at 50% of target. Below the 25th percentile, the award pays nothing. Payout of the awards will be interpolated for performance between the 25th and 90th percentile. These awards would vest at their maximum levels of 400,000 units for Mr. Pope and 200,000 units for Mr. Manly upon the closing of the Merger.

(4)	The performance share units granted to Messrs. Pope and Manly on June 14, 2011 and to Mr. Luter, IV on July 29, 2011 were subject to a performance condition that the Company achieve pre-tax profits of at least $150 million in either fiscal 2012 or 2013. The performance target was met in fiscal 2012. These performance share units vest ratably over a two-year period from the date of grant so as of the end of the fiscal 2013, half of the original awards had vested. The remaining portions of these awards, which are shown in the table above, vested on June 14, 2013 for Messrs. Pope and Manly and on July 29, 2013 for Mr. Luter, IV.
(5)	The performance share units granted on August 27, 2008 vest in 20% increments once the volume-weighted average of the closing price of our common stock for 15 consecutive trading days equals or exceeds $26, $32, $38, $44 and $50. These performance share units have a term of five years. Because the threshold performance measures were not met in fiscal 2010, fiscal 2011 or fiscal 2012, the awards are shown at the threshold amounts (i.e., based on a $26 market price trigger). The initial 20% increment of these awards (in the amounts of 8,000, 3,000, 5,000, 2,000 and 3,000 units for Messrs. Pope, Manly, Richter, Sebring and Luter, IV, respectively) vested on May 17, 2013 after the Company’s share price satisfied the $26.00 threshold target during the fourth quarter of fiscal 2013. An additional 20% increment of these awards vested on August 16, 2013 after the Company’s share price satisfied the $32.00 target during the first quarter of fiscal 2014 prior to the expiration of the performance period. All remaining units subject to these awards were forfeited upon expiration of the performance period on June 26, 2013.

(6)	The restricted stock units were granted pursuant to the management stock purchase program as a 100% match of the executives’ deferral of a portion of his annual cash incentive award and vest on the third anniversary of the date of deferral, subject to accelerated vesting under the Severance Plan upon the executive’s qualifying termination of employment in connection with a change in control, which would include the closing of the Merger.
(7)	These performance share units were granted on June 12, 2012 with a payout based on the unit volume growth of the Pork Group’s packaged meats business in fiscal 2013 as compared to fiscal 2012. For growth from 4% to less than 5%, the award pays the target amount. At growth of 5% or more, the award pays at 125% of target. At growth of 3% to less than 4%, the award pays at 75% of target. If the volume growth is less than 3%, the award does not pay out.

Option Exercises and Stock Vested

The following table includes information concerning option awards that were exercised by, and stock awards that vested for, our Named Executive Officers for the fiscal year ended April 28, 2013.

Name	Option awards		Stock awards
	Number of shares acquired on exercise (#)	Value realized on exercise (1)($)	Number of shares acquired on vesting (#)	Value realized on vesting (2)($)
C. Larry Pope	—	—	325,000	6,237,500
Robert W. Manly, IV	33,000	223,740	158,334	3,024,347
George H. Richter	76,666	921,664	—	—
Joseph B. Sebring	31,666	255,160	—	—
Joseph W. Luter, IV	—	—	39,167	766,598

(1)	The value realized is calculated by determining the difference between the market price of the underlying securities at exercise and the exercise price. The market price is based on the last sales price of our common stock on the date of exercise as reported by the NYSE.
(2)	The value realized is calculated by multiplying the number of shares acquired on vesting and the market price of the securities upon vesting. The market price is based on the last sales price of our common stock on the date of vesting as reported by the NYSE.

Pension Benefits

(As of April 28, 2013)

Name	Plan Name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
C. Larry Pope	Smithfield Foods Pension Plan	32	1,026,120	0
	Supplemental Pension Plan	32	17,919,869	0
Robert W. Manly, IV	Smithfield Foods Pension Plan	17	572,589	0
	Supplemental Pension Plan	27	11,058,205	0
George H. Richter	Farmland Foods Pension Plan	37	1,724,687	0
	Supplemental Pension Plan	9	6,203,541	0
Joseph B. Sebring	Smithfield Foods Pension Plan	19	889,026	0
	Supplemental Pension Plan	19	8,166,652	0
Joseph W. Luter, IV	Smithfield Foods Pension Plan	21	394,327	0
	Supplemental Pension Plan	21	4,038,232	0

Discussion of Retirement Plans

We sponsor tax-qualified pension plans covering substantially all of the Company’s salaried employees. All of the Named Executive Officers participate in one of our tax-qualified salaried pension plans (the “Salaried Pension Plans”) and the non-tax-qualified Supplemental Pension Plan (the “Supplemental Plan”).

The tax-qualified plans provide for retirement benefits that generally are a function of a participant’s average compensation during the five consecutive calendar years during the last ten years of employment in which his or her compensation was the highest (“Final Average Earnings”) and aggregate years of service. The Supplemental Plan provides a retirement benefit which is the benefit calculated under the Smithfield Foods Salaried Pension Plan, but without application of compensation and benefit limits under federal tax laws, reduced by the benefit payable from the relevant tax-qualified plan. The Supplemental Plan is maintained so that we can provide a retirement benefit for all salaried employees that is approximately the same percentage of their earnings from the Company.

The retirement benefit under the Smithfield Foods Salaried Pension Plan is a lifetime benefit payable at age 65 equal to the sum of (i) 0.8% of Final Average Earnings and (ii) 0.9% of Final Average Earnings in excess of Social Security Covered Compensation, with that sum multiplied by the years of service with the Company. Social Security Covered Compensation is determined annually by the Internal Revenue Service and represents an average of the amount of wages subject to Social Security taxes over a period of years. Compensation for purposes of Final Average Earnings is the total compensation shown on the participant’s W-2 reduced by any income from the exercise of stock options. Total compensation includes salary, bonus, non-equity incentive plan payments, stock awards when vested, and taxable perquisites from the Company. For Named Executive Officers, such compensation includes salary, bonus and non-equity incentive plan compensation, each as shown in the Summary Compensation Table. For the tax-qualified plans, compensation for purposes of calculating accruals is limited to $255,000 for calendar year 2013 as set by the Internal Revenue Service. The Supplemental Plan limits yearly earnings for purposes of calculating accruals to $5,000,000.

If a participant does not commence receiving benefits by age 65, the participant is entitled to a late retirement benefit which is the greater of the benefit calculated at the participant’s normal retirement date actuarially increased to the actual retirement date or the benefit calculated at actual retirement date. A participant is eligible for early retirement after age 55 with five years of vesting service (age 60 for the Supplemental Plan). The early retirement benefit payable is the accrued benefit payable at age 65 reduced by 0.5% for each month that the early retirement date precedes the normal retirement date.

The normal form of benefit for the Salaried Pension Plans and the Supplemental Plan is a single life annuity with monthly payments paid over the life of the participant. Married participants receive joint and 50% survivor annuity with actuarially reduced monthly payments paid until the death of the participant and his or her spouse. The other optional forms of retirement benefit in the Salaried Pension Plans include joint and 66.67%, 75% or 100% annuities, and a ten-year certain and continuous annuity with payments guaranteed for ten years even if the participant dies. The Supplemental Plan also includes a five-year installment payment option in which the lump sum value of the single life annuity is calculated based on factors specified in the Supplemental Plan and mandated by the Internal Revenue Service and then paid in five annual principal installments with interest credited on the unpaid installments at the same interest rate that is used to calculate the lump sum value (currently segmented rates of 0.97% for the first 5 years, 3.50% for the next 15 years and 4.60% for 20 or more years).

The present value of each Named Executive Officer’s accumulated benefits under the plans, as shown in the prior table, has been calculated in accordance with the benefit formulas described above and using the same assumptions as are used by us for financial reporting purposes under generally accepted accounting principles (except that retirement age is assumed to be the normal retirement age of 65). Those assumptions are incorporated herein by reference to “Note 10: Pension and Other Retirement Benefit Plans” to our Consolidated Financial Statements included in the Original Filing.

Nonqualified Deferred Compensation

Name	Executive contributions in last FY(1) ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ Distributions ($)	Aggregate balance at last FYE(2) ($)
C. Larry Pope	—	—	—	—	985,500
Robert W. Manly, IV	—	—	—	—	492,750
George H. Richter	—	—	—	—	733,006
Joseph B. Sebring	393,707	—	—	—	760,210
Joseph W. Luter, IV	397,906	—	—	—	836,727

(1)	Represents the portion of the executive’s annual cash incentive award which the executive elected to defer pursuant to the management stock purchase program under the 2008. Plan. The amounts shown in this column are also included, for fiscal 2013, in column (e) of the Summary Compensation Table (Stock Awards) because RSUs were issued to the executives in lieu of the deferred cash amounts.
(2)	For Messrs. Pope, Manly and Richter, the amounts shown in this column are also included, for fiscal 2012, in column (e) of the Summary Compensation Table (Stock Awards) because RSUs were issued to those executives in lieu of the deferred cash amounts. For Messrs. Sebring and Luter, IV, the amounts shown in this column are included, partially for fiscal 2013 and partially for fiscal 2012, in column (e) of the Summary Compensation Table (Stock Awards) because RSUs were issued to those executives in lieu of the deferred cash amounts.

Discussion of Nonqualified Deferred Compensation

Under the management stock purchase program, executives may voluntarily elect to defer up to 25% of the payouts under their annual cash incentive awards and receive RSUs in exchange. For fiscal 2013, Messrs. Sebring and Luter, IV made such an election. The RSUs are generally payable on a date, which may not be less than three years from the date of deferral, specified by the executive and are payable in shares of common stock. The amounts shown in the table above are also included in column (e) of the Summary Compensation Table (Stock Awards).

Potential Payments Upon Change in Control

Stock Options Granted Prior to Fiscal 2010

The Smithfield Foods, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) provides for accelerated vesting of all unvested stock options previously awarded upon a change of control. This acceleration is applicable to all employees covered by the 1998 Plan. A “change of control” is defined to include generally:

•	the acquisition, other than from Smithfield, by a person or group of 20% of the outstanding shares of common stock or 20% of the combined voting power of our then outstanding voting securities,

•

the current directors (and any directors whose election or nomination for election is approved by a majority of the incumbent directors) cease to constitute at least a majority of the Board of Directors,

•

approval by our shareholders of a reorganization, merger or consolidation if the owners of our common stock and voting securities immediately prior to such transaction do not own more than 50% of our outstanding shares of common stock and the combined voting power of the outstanding voting securities resulting from such transaction, or

•	approval by our shareholders of a complete liquidation or dissolution of Smithfield or the sale of all or substantially all of our assets.

The Compensation Committee, which administers the 1998 Plan, may also accelerate the expiration date of outstanding options in the event of a change of control. The closing of the Merger would constitute a change of control for purposes of the 1998 Plan.

Stock Options Granted During and After Fiscal 2010 and Performance Share Units and Restricted Stock Units

The 2008 Plan allows the Compensation Committee to establish as to each award of performance share units and restricted stock units the terms and conditions upon which the units will vest and be paid. The vesting of performance share units and restricted stock units may be conditioned on the achievement of performance conditions and/or the continued performance of services. The Compensation Committee may, in its discretion and without limitation, provide in the grant agreement for the performance share units and restricted stock units that the awards will fully vest upon a change of control or qualifying change of control. Pursuant to the grant agreements for each of the performance share units and matching restricted stock units awarded under the 2008 Plan, in the event of a qualifying change of control, all unvested units will be fully vested and payment for vested units will be made immediately. The date of a qualifying change of control will be considered a payment date.

The 2008 Plan allows the Compensation Committee to establish as to each award of stock options the terms and conditions upon which the stock options will vest. The Compensation Committee may, in its discretion and without limitation, provide in the grant agreement for the stock options that vesting will accelerate upon a change of control or qualifying change of control. Pursuant to the grant agreements for the stock options awarded under the 2008 Plan, in the event of a qualifying change of control, all unvested stock options will be fully vested.

A “qualifying change of control” is defined to include generally:

•

the acquisition by a person or group, together with the Smithfield stock already held by the person or group, of more than 50% of the total fair market value or total voting power of the Smithfield stock;

•	the acquisition by a person or group within a twelve-month period of 30% or more of the total voting power of the Smithfield stock;

•

the replacement of a majority of members of the Board of Directors during a twelve-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board of Directors before the date of the appointment or election; or

•

the acquisition by a person or group within a twelve-month period of assets from Smithfield representing 40% or more of the total gross fair market value of all of the assets of Smithfield immediately prior to such acquisition or acquisitions.

The closing of the Merger would constitute a qualifying change of control for purposes of the 2008 Plan.

Change in Control Executive Severance Plan

In fiscal 2011, the Board of Directors adopted the Severance Plan. All current executive officers and certain additional key members of management participate in the Severance Plan. Under the terms of the Severance Plan, in the event that a participant’s employment is terminated by the Company other than for “cause”, death or disability or the participant resigns for “good reason”, in either case during the period of a “potential change in control” or within two years following a “change in control”, the participant will be entitled to receive:

•

a lump sum cash payment equal to two times the sum of (i) the participant’s annual base salary and (ii) the greater of (A) the participant’s trailing three-year average annual cash incentive award (including discretionary performance bonuses) or (B) 300% (100% in the case of a non-executive) of the participant’s annual base salary;

•

a lump sum cash payment equal to a prorated portion of the participant’s annual cash incentive award for the year of termination based on the greater of the participant’s trailing three-year average annual cash incentive award (including discretionary performance bonuses) or 300% (100% in the case of a non-executive) of the participant’s annual base salary;

•

full vesting of all of the participant’s stock options, restricted stock units, performance share units and other equity-based awards without regard to the attainment of any performance target (unless the award agreement expressly provides otherwise), with payment of any such vested restricted stock units and performance share units being made on the payment dates set forth in the applicable award agreements; and

•	continuation for 18 months of the participant’s Company-paid benefits under group health, dental and life insurance plans.

The Board of Directors may terminate or amend the Severance Plan at any time except that the plan may not be amended in a manner adverse to the interests of participants or terminated during the period of a potential change in control or during the two-year period following a change in control. The Severance Plan provides for severance benefits to be paid in a manner intended to comply with, or be exempt from, Section 409A of the Internal Revenue Code of 1986, as amended (the “IRC”), including delaying certain benefits for a period of six months following termination if necessary. In addition, severance benefits are subject to reduction to avoid any excise taxes imposed by Section 4999 of the IRC, but only if such reduction results in a higher after-tax payment to the participant. The portion of any severance payment that is based on the amount of the participant’s annual cash incentive awards is subject to recovery under the Company’s clawback policy.

All participants who become entitled to receive benefits under the Severance Plan are required to sign a release of claims and an agreement providing for, among other things, a one-year non-compete obligation and a two-year obligation not to solicit employees or customers of the Company.

A “change in control” is defined the same as a “change of control” under the 1998 Plan except that with respect to a reorganization, merger, consolidation, liquidation or dissolution, a change in control will not occur unless the event is consummated. The closing of the Merger would constitute a change in control for purposes of the Severance Plan. A “potential change in control” is deemed to occur if:

•	we enter into an agreement, the consummation of which would result in the occurrence of a change in control;

•	we or another person publicly announce an intention to take or to consider taking actions which, if consummated, would constitute a change in control; or

•	our Board adopts a resolution to the effect that a potential change in control has occurred for purposes of the Severance Plan.

The execution of the Merger Agreement constituted a potential change in control for purposes of the Severance Plan.

The term “cause” means that the participant has:

•

willfully and continually failed to substantially perform, or been grossly negligent in the discharge of, his or her duties (other than by reason of a disability, physical or mental illness or analogous event) and such failure or negligence continues for a period of 10 business days after notice thereof to the participant from the Board;

•	been convicted of or pled nolo contendere to a felony; or

•	materially or willfully breached any agreement with us.

The term “good reason” means:

•	a material diminution in the duties or responsibilities of the participant or of the person to whom the participant reports;

•	a material reduction in the participant’s annual base salary or annual target bonus opportunity; or

•	a change in the location of the participant’s principal place of employment of more than 50 miles.

On May 28, 2013, the Severance Plan was amended only as it would apply to the Merger and only as it would apply to Mr. Pope and the Senior Executives (including Messrs. Manly and Richter). The amendment modifies the definition of “good reason” by eliminating the Senior Executives’ right to resign with good reason because they will no longer report to a public company chief executive officer and Mr. Pope’s right to resign with good reason because he ceases to be the chief executive officer of a public company. The definition of “good reason” was further amended to provide that, with respect to Mr. Pope and the Senior Executives, the fact that they will no longer hold duties that are specific to their positions at a public company will not constitute good reason.

Retention Bonus Program

In connection with the negotiation of the Merger Agreement, Shuanghui had requested that a retention program be established in connection with the Merger to aid in the retention of certain of the Company’s officers and other key employees. In response to this request, on May 28, 2013, the Company’s board of directors and the Compensation Committee approved the Retention Bonus Program for certain of the Company’s officers, including the named executives, and other key employees. The retention bonuses will be paid in installments following the closing of the Merger so long as the executive officers remain employed with the Company or any affiliate through the relevant payment dates (subject to certain exceptions), as detailed below.

For our CEO and the Senior Executives (which include Messrs. Manly and Richter), the retention payments will be paid in four installments. One-quarter of the retention bonus will be paid six months following the closing of the Merger and an additional one-quarter will be paid on each of the 1st, 2nd and 3rd anniversaries of the closing of the Merger, each payment of which is contingent upon continued employment with the surviving corporation. The amounts of the retention bonuses were set for our CEO and the Senior Executives (including Messrs. Manly and Richter) when the Retention Bonus Program was adopted and are as follows: Mr. Pope - $8,300,000; Mr. Manly - $3,800,000; and Mr. Richter - $4,500,000.

A total of approximately 50 other officers, including Messrs. Sebring and Luter, IV, and key employees of the Company may also be entitled to receive retention bonuses in connection with the Merger. The aggregate amount that will be made available for the retention bonuses to these other officers and employees will be $23,952,075. The individual amounts of the retention bonuses for these individuals will be determined at a later date. For these other officers and key employees, any retention bonus will be paid in three installments. One-third will be paid on each of the 1st, 2nd and 3rd anniversaries of the closing of the Merger, each payment of which is contingent on continued employment with the surviving corporation.

A participant in the Retention Bonus Program must be employed by the Company or any affiliate on a payment date in order to receive the corresponding retention bonus installment, unless the participant’s employment is terminated (i) by the Company without “cause” (as defined in the Severance Plan), (ii) by the participant for “good reason” after the closing of the Merger (“good reason” is as defined in the Severance Plan, as amended as described above to the extent the participant is our CEO or a Senior Executive), or (iii) due to the participant’s death or “disability” (as defined in the Severance Plan). If the participant’s employment is terminated under one of the foregoing circumstances before the Merger, full payment of the retention bonus will be made at the closing of the Merger. If the participant’s employment is terminated under one of the foregoing circumstances after the closing of the Merger but prior to any remaining payment dates(s), full payment of the remaining bonus will be made at the time of the termination of employment.

Retention bonuses are subject to reduction to avoid any excise taxes imposed by Section 4999 of the IRC, but only if such reduction results in a higher after-tax payment to the participant.

Potential Payments Table

The following table shows the estimated payments and benefits each of the Named Executive Officers would have received assuming, first, that a “change of control” and a “qualifying change of control,” as such terms are defined in the 1998 Plan and 2008 Plan, respectively, occurred on April 28, 2013 (the last day of fiscal 2013) and, second, that the Named Executive Officer’s employment was terminated (other than for cause, death or disability), or he resigned for good reason, on April 28, 2013 during the period of a “potential change in control” or within two years following a “change in control,” as such terms are defined in the Severance Plan. This table presents potential payments and benefits to the named executive officers based on a hypothetical change of control occurring on April 28, 2013. It does not purport to present potential compensation to the named executive officers in connection with the proposed Merger. For example, the table below does not include amounts payable under the Retention Bonus Plan, which was adopted after April 28, 2013 and applies solely to the proposed Merger. Information regarding potential compensation payable to the named executive officers and certain other executive officers of the Company in connection with the Merger is contained in the Proxy Statement.

Name and Event	Lump sum cash payment ($)(1)	Continuation of health insurance coverage ($)	Accelerated vesting of stock options ($)(2)	Accelerated vesting of performance share units and restricted stock units ($)(3)	Total benefits ($)
C. Larry Pope
Qualifying change of control(4)	0	0	659,594	14,443,010	15,102,604
Termination following change in control(4)	16,654,992	21,600	659,594	14,443,010	31,779,196
Robert W. Manly, IV
Qualifying change of control(4)	0	0	329,797	7,117,785	7,447,582
Termination following change in control(4)	7,601,173	21,600	327,797	7,770,651	15,723,221
George H. Richter
Qualifying change of control(4)	0	0	246,404	1,555,800	1,802,204
Termination following change in control(4)	9,021,937	21,600	246,404	2,527,008	11,816,969
Joseph B. Sebring
Qualifying change of control(4)	0	0	175,804	762,040	937,844
Termination following change in control(4)	5,880,000	21,600	175,804	1,559,336	7,636,740
Joseph W. Luter, IV
Qualifying change of control(4)	0	0	175,804	1,153,885	1,329,689
Termination following change in control(4)	5,600,000	21,600	175,804	2,049,766	7,847,170

(1)	For Messrs. Pope, Manly and Richter, the lump sum severance payment is calculated based on the executive’s three-year trailing average bonus for fiscal years 2011, 2012 and 2013. All amounts in this column have been calculated without regard to any potential reduction to avoid any excise taxes imposed by Section 4999 of the IRC.
(2)	Represents the excess of the market price of the common stock on April 28, 2013 over the exercise price of in-the-money stock options whose vesting is accelerated.
(3)	Based on accelerated vesting of unvested performance share unit awards outstanding on April 28, 2013 at their maximum levels and the market price of the common stock on April 28, 2013. The first row consists of just the value of the performance share unit awards and the second row consists of the values of both the performance share unit awards and the unvested restricted stock unit awards outstanding on April 28, 2013.
(4)	Although listed in both lines, payments with respect to stock options and performance share unit awards will be paid only once.

Director Compensation

The Nominating and Governance Committee is responsible for recommending director compensation to the Board of Directors. The following compensation arrangements have been recommended by the Nominating and Governance Committee and approved by the Board of Directors.

Fiscal 2013 Compensation

Non-employee directors are entitled to receive the following cash consideration for their services:

•	an annual retainer of $75,000,

•	an additional annual retainer of $25,000 for the lead director,

•	an additional annual retainer of $15,000 for the chair of the Audit Committee,

•	an additional annual retainer of $10,000 for the chair of any other committee, and

•	$2,000 for each Board or committee meeting attended.

In addition, each non-employee director receives an annual award of $105,000 in deferred stock units pursuant to the current award program under the 2008 Plan. For fiscal 2013, the number of deferred stock units for this annual award was determined based on the closing price of the Company’s common stock on the second trading day following the Company’s second quarter earnings announcement. For fiscal 2014, the number of deferred stock units for this annual award is determined based on the closing price of the Company’s common stock on the second trading day following the Company’s first quarter earnings announcement.

Non-employee directors are also entitled under the 2008 Plan to defer 25%, 50%, 75% or 100% of their director fees and receive deferred stock units in lieu thereof. Each deferred stock unit entitles the director to receive one share of common stock at a time following the director’s termination of service, as specified in advance by the director. In the event cash dividends are paid on our common stock, hypothetical cash dividends in the same amount will be credited to the director’s account and converted into stock units based on the market price of our common stock on the trading day before the dividend payment date.

The Chairman of the Board receives an annual cash retainer of $500,000, payable in four quarterly installments. In addition, the Chairman receives an annual award of deferred stock units valued at $500,000, awarded in four quarterly installments. The number of deferred stock units received quarterly is equal to $125,000 divided by the closing price of our common stock as reported in the Wall Street Journal on the trading day prior to the date on which the quarterly payment is to be paid. Each deferred stock unit entitles the Chairman to receive one share of common stock at a time following the Chairman’s termination of service as director, as specified in advance by the Chairman. In the event cash dividends are paid on our common stock, hypothetical cash dividends in the same amount will be credited to his account and converted into stock units based on the market price of our common stock on the trading day before the dividend payment date. In setting the Chairman’s compensation, the Board considers Mr. Luter, III’s extensive experience in the industry generally and the Company’s business in particular as well as the important role he plays in long-term strategic planning and overseeing the implementation of such plans.

The following table includes information concerning compensation paid to or earned by the people listed in the table who served as directors during the fiscal year ended April 28, 2013.

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Change in pension value and nonqualified deferred compensation earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Joseph W. Luter, III	500,000	500,000	—	—	—	24,184	1,024,184
C. Larry Pope	—	—	—	—	—	—	—
Hon. Carol T. Crawford	127,000	105,000	—	—	—	—	232,000
Richard T. Crowder	111,000	105,000	—	—	—	—	216,000
Margaret G. Lewis	113,000	105,000	—	—	—	—	218,000
Wendell H. Murphy, Sr.	107,000	105,000	—	—	—	—	212,000
David C. Nelson	117,000	105,000	—	—	—	—	222,000
Frank S. Royal, M.D.	170,000	105,000	—	—	—	—	275,000
John T. Schwieters	140,000	105,000	—	—	—	—	245,000
Hon. Paul S. Trible, Jr.	133,000	105,000	—	—	—	—	238,000

Fees Earned or Paid in Cash (Column (b))

Pursuant to the 2008 Plan, each non-employee director is entitled to defer all or a part of his or her director fees and receive, in lieu thereof, deferred stock units entitling the director to receive shares of our common stock at a future date or dates. For those directors electing to receive all or a portion of such fees as deferred units, the number of deferred stock units received is equal to the amount of fees deferred divided by the market price of the common stock. Deferred fees, if any, are included in the amounts listed in this column.

Stock Awards (Column (c))

Included in this column is the aggregate grant date fair value of the deferred stock units granted annually to each named director pursuant to the 2008 Plan, computed in accordance with FASB ASC Topic 718. Each director is fully vested in the deferred stock units received pursuant to fee deferrals or the annual grant.

The aggregate number of deferred stock units (whether received pursuant to fee deferrals or the annual grants) held by each current director as of August 5, 2013 was as follows: Mr. Luter, III — 79,731; Ms. Crawford — 42,116; Dr. Crowder — 8,775; Ms. Lewis — 10,409; Mr. Murphy — 50,113; Mr. Nelson — 37,479; Dr. Royal — 21,986; Mr. Schwieters — 27,022; and Mr. Trible — 17,733.

All Other Compensation (Column (g))

Consists of $24,184 in perquisites. The perquisites consist of a company-leased automobile (calculated using 100% of the lease cost, repairs, maintenance and fees of the automobile).

Directors Emeritus

At their respective retirement dates, the Board appointed Ray A. Goldberg, Robert L. Burrus, Jr. and Melvin O. Wright each to serve as a Director Emeritus in accordance with the Company’s Bylaws. As Directors Emeritus, Dr. Goldberg and Messrs. Burrus and Wright may attend Board meetings and participate in the discussion of matters that come before the Board, but they are not entitled to vote upon any such matters. For their service as Directors Emeritus, Dr. Goldberg and Messrs. Burrus and Wright received the same annual retainer and meeting fees as do the non-employee directors, but they did not receive any equity awards. Dr. Goldberg and Mr. Burrus concluded their service as Directors Emeritus immediately prior to the 2012 Annual Meeting. Mr. Wright will conclude his service as Director Emeritus later this year. The Company paid Dr. Goldberg and Messrs. Burrus and Wright $37,464, $37,464 and $97,000, respectively, during fiscal 2013.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of the three independent directors, Dr. Royal (Chair), Ms. Crawford and Mr. Nelson. None of our executive officers served on the compensation committee or board of any company that employed any member of the Compensation Committee or Board of Directors as an executive officer.

Compensation Committee Report

As detailed in our charter, the Compensation Committee oversees our executive compensation program on behalf of the Board. In the performance of this function, the Compensation Committee met five times during fiscal 2013 and, among other things, reviewed and discussed with management the Compensation Discussion and Analysis set forth above in this filing.

Based upon the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the fiscal year ended April 28, 2013 which has or will be filed with the Securities and Exchange Commission.

Compensation Committee

Frank S. Royal, M.D., Chair

Hon. Carol T. Crawford

David C. Nelson

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to securities issuable, or available for issuance, under our equity compensation plans as of April 28, 2013.

Plan Category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,521,513	(1)	$22.34	(2)	7,140,603
Equity compensation plans not approved by security holders	0		N/A		0

TOTAL	4,521,513	(1)	$22.34	(2)	7,140,603

(1)	In addition to options to purchase common stock, this amount includes (a) 1,212,567 shares of common stock that may be issued upon the vesting of performance share units granted under the 2008 Plan, which represents the maximum number of shares of common stock that may be issued upon the vesting of these performance share units if all required performance goals are achieved, and (b) 450,793 shares of common stock that may be issued due to restricted stock units granted under the 2008 Plan, which represents the maximum number of shares of common stock that may be issued for such restricted stock unit grants.
(2)	Represents the weighted average exercise price of options to purchase 2,858,153 shares of common stock. This weighted average does not take into account shares of common stock that may be issued upon the vesting of performance share units described in footnote (1) above.

Security Ownership of Certain Beneficial Owners and Management

The following information with respect to beneficial ownership, as of August 5, 2013, of shares of Smithfield common stock is furnished with respect to:

•	each person known to us to be the beneficial owner of 5% or more of the outstanding shares of Smithfield common stock;

•	each director of Smithfield,

•	each named executive officer of Smithfield, and

•	all current directors and executive officers of Smithfield as a group:

Percentage of beneficial ownership is calculated in relation to the 139,196,460 shares of Smithfield common stock that were outstanding as of August 5, 2013. Pursuant to current regulations of the SEC, securities must be listed as “beneficially owned” by a person who directly or indirectly has or shares voting power or dispositive power with respect to the securities, whether or not the person has any economic interest in the securities. In addition, a person is deemed a beneficial owner if he or she has the right to acquire beneficial ownership within 60 days, whether upon the exercise of a stock option or warrant, conversion of a convertible security or otherwise. Securities to purchase shares of Smithfield common stock that vest or are exercisable within 60 days of August 5, 2013 are considered beneficially owned by the person holding such securities for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the beneficial ownership of any other person.

NAME AND ADDRESS OF 5% SHAREHOLDERS	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENT OF CLASS
BlackRock, Inc. (1) 40 East 52nd Street New York, NY 10022	9,792,767	(1)	7.0%

Starboard Value LP and related affiliates (2) 830 Third Avenue, 3rd Floor New York, NY 10022	7,962,300	(2)	5.7%

Morgan Stanley (3) 1585 Broadway New York, NY 10036	7,022,056	(3)	5.0%

	Amount And Nature Of Beneficial Ownership (Number Of Shares) (4)
DIRECTORS AND NAMED EXECUTIVE OFFICERS:	DIRECT	OTHER		TOTAL		PERCENT OF CLASS
Hon. Carol T. Crawford	3,625	58,766	(5)	62,391	(5)		*
Richard T. Crowder	3,500	8,775	(6)	12,275	(6)		*
Margaret G. Lewis	5,000	10,409	(7)	15,409	(7)		*
Joseph W. Luter, III	632,200	80,681	(8)	712,881	(8)		*
Joseph W. Luter, IV	207,897	482,199	(9)	690,096	(9)		*
Robert W. Manly, IV	313,947	143,333	(10)	457,280	(10)		*
Wendell H. Murphy, Sr.	—	54,113	(11)	54,113	(11)		*
David C. Nelson	35,000	37,479	(12)	72,479	(12)		*
C. Larry Pope	595,309	586,667	(13)	1,181,976	(13)		*
George H. Richter	60,920	106,001	(14)	166,921	(14)		*
Frank Spencer Royal, M.D.	1,000	21,986	(15)	22,986	(15)		*
John T. Schwieters	31,500	27,022	(16)	58,522	(16)		*
Joseph B. Sebring	61,560	35,001	(17)	96,561	(17)		*
Hon. Paul S. Trible, Jr.	500	17,733	(18)	18,233	(18)		*
*All current directors and executive officers as a group (18 persons)	2,026,397	1,984,718	(19)	4,011,115	(19)	2.9%

*	Less than 1% of class
(1)

Based on a report on Schedule 13G/A filed with the SEC on February 8, 2013, BlackRock, Inc. reported, as of December 31, 2012, sole voting power, sole dispositive power, and beneficial ownership of 9,792,767 shares of Smithfield common stock. Each of the following subsidiaries of BlackRock are identified as having acquired the shares that are being reported therein by BlackRock: BlackRock Advisors, LLC, BlackRock Capital Management, Inc., BlackRock Financial Management, Inc., BlackRock Investment Management, LLC, BlackRock (Luxembourg) S.A., BlackRock Fund Managers Limited, BlackRock Life Limited, BlackRock Asset Management Australia Limited, BlackRock Asset Management Canada Limited, BlackRock Asset

Management Ireland Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock International Limited, BlackRock Institutional Trust Company, N.A., BlackRock Japan Co. Ltd. and BlackRock Investment Management (UK) Limited.

(2)	Based on a report on Schedule 13D/A filed with the SEC on July 12, 3013, Starboard Value and Opportunity Master Fund Ltd. (“Starboard V&O Fund”) reported, as of July 11, 2013, sole voting power, sole dispositive power and beneficial ownership of 4,035,217 shares, including 3,210,500 shares Starboard V&O Fund has the right to acquire pursuant to presently exercisable call options. Starboard Value and Opportunity S LLC (“Starboard LLC”) reported sole voting power, sole dispositive power and beneficial ownership of 884,700 shares, including 703,900 shares Starboard LLC has the right to acquire pursuant to presently exercisable call options. Starboard Value and Opportunity C LP (“Starboard C LP”) reported sole voting power, sole dispositive power and beneficial ownership of 575,100 shares, including 457,600 shares Starboard C LP has the right to acquire pursuant to presently exercisable call options. Starboard Leaders Charlie LLC (“Charlie LLC”) reported sole voting power, sole dispositive power and beneficial ownership of 950,008 shares, including 500,000 shares Charlie LLC has the right to acquire pursuant to presently exercisable call options. As of July 11, 2013, 1,517,275 shares were held in an account (the “Starboard Value LP Account”) managed by Starboard Value LP, including 1,207,800 shares subject to presently exercisable call options.

Starboard Value LP, as the investment manager of Starboard V&O Fund, Starboard C LP, Charlie LLC and the Starboard Value LP Account, and as the manager of Starboard LLC, may be deemed to beneficially own and have sole voting and dispositive power with respect to the aggregate of 7,962,300 shares beneficially owned by Starboard V&O Fund, Starboard C LP, Charlie LLC, Starboard LLC and held in the Starboard Value LP Account.

Each of Starboard Value GP LLC (“Starboard Value GP”), as the general partner of Starboard Value LP, Starboard Principal Co LP (“Principal Co”), as a member of Starboard Value GP, and Starboard Principal Co GP LLC (“Principal GP”), as the general partner of Principal Co, may be deemed to beneficially own and have sole voting and dispositive power with respect to the aggregate of 7,962,300 shares beneficially owned by Starboard V&O Fund, Starboard C LP, Charlie LLC, Starboard LLC and held in the Starboard Value LP Account.

Each of Jeffrey C. Smith, Mark R. Mitchell and Peter A. Feld, as members of Principal GP and a member of each of the Management Committee of Starboard Value GP and the Management Committee of Principal GP, may be deemed to beneficially own and have shared voting and dispositive power with respect to the aggregate of 7,962,300 shares beneficially owned by Starboard V&O Fund, Starboard C LP, Charlie LLC, Starboard LLC and held in the Starboard Value LP Account.

Each of Starboard Value R LP (“Starboard R LP”), as the general partner of Starboard C LP, and Starboard Value R GP LLC, as the general partner of Starboard R LP, may be deemed to beneficially own and have sole voting and dispositive power with respect to the 575,100 shares beneficially owned by Starboard C LP.

Each of Starboard Leaders Fund LP (“Leaders Fund”), as a member of Charlie LLC, Starboard Value A LP (“Starboard A LP”), as the general partner of Leaders Fund and the managing member of Charlie LLC, and Starboard Value A GP LLC, as the general partner of Starboard A LP, may be deemed to beneficially own and have sole voting and dispositive power with respect to the 950,008 shares beneficially owned by Charlie LLC.

Each of the foregoing persons and entities, as a member of a “group” for the purposes of Section 13(d)(3) of the Exchange Act may be deemed the beneficial owner of the shares directly owned by the other members. Each such person and entity disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein. The address of the principal office of each of Starboard LLC, Starboard C LP, Charlie LLC, Leaders Fund, Starboard Value LP, Starboard Value GP, Principal Co, Principal GP, Starboard A LP, Starboard A GP, Starboard R LP, Starboard R GP and Messrs. Smith, Mitchell and Feld is shown in the table above. The address of the principal office of Starboard V&O Fund is 89 Nexus Way, Camana Bay, PO Box 31106, Grand Cayman KY1-1205, Cayman Islands.

(3)	Based on a report on Schedule 13G filed with the SEC on July 3, 2013, Morgan Stanley reported, as of June 26, 2013, sole voting power of 7,014,124 shares, shared voting power of 4,461 shares and sole dispositive power and beneficial ownership of 7,022,056 shares by certain operating units of Morgan Stanley and its subsidiaries and affiliates.
(4)	For the Directors and Executive Officers, shares of our common stock listed under the “Direct” column are those which are owned and held by such person as outstanding shares and over which such person has sole voting power and sole dispositive power. For the Directors and Executive Officers, shares shown under the “Other” column include other forms of “beneficial ownership” pursuant to the SEC regulations, as described in the indicated footnotes.

(5)	Includes 7,400 shares owned in an IRA of Ms. Crawford’s husband, 9,000 shares held by Ms. Crawford’s husband and 250 shares held by Ms. Crawford as custodian for her grandchildren. Ms. Crawford disclaims beneficial ownership of these 16,650 shares. Also includes 42,116 shares held by the trustee of the 2008 Plan in Ms. Crawford’s deferred stock account over which Ms. Crawford has voting control.
(6)	Includes 8,775 shares held by the trustee of the 2008 Plan in Dr. Crowder’s deferred stock account over which Dr. Crowder has voting control.
(7)	Includes 10,409 shares held by the trustee of the 2008 Plan in Ms. Lewis’s deferred stock account over which Ms. Lewis has voting control.
(8)	Includes 950 shares held by Mr. Luter, III as custodian for his daughter under the Virginia Uniform Transfers to Minors Act. In addition, includes 79,731 shares held by the trustee of the 2008 Plan in Mr. Luter, III’s deferred stock account over which Mr. Luter, III has voting control.
(9)	Includes 17,132 shares held by Mr. Luter, IV as custodian for his children’s trusts under the Uniform Transfers to Minors Act and 355,400 shares held by an LLC beneficially owned by Mr. Luter, IV and his two minor children. Also includes 109,667 shares that Mr. Luter, IV has the right to acquire pursuant to presently exercisable stock options. Mr. Luter IV has pledged 406,948 of his shares as security.
(10)	Includes 143,333 shares that Mr. Manly has the right to acquire pursuant to presently exercisable stock options.
(11)	Includes 4,000 shares held by Mr. Murphy’s wife. Also includes 50,113 shares held by the trustee of the 2008 Plan in Mr. Murphy’s deferred stock account over which Mr. Murphy has voting control.
(12)	Includes 37,479 shares held by the trustee of the 2008 Plan in Mr. Nelson’s deferred stock account over which Mr. Nelson has voting control.
(13)	Includes 586,667 shares that Mr. Pope has the right to acquire pursuant to presently exercisable stock options.
(14)	Includes 1,000 shares held by Mr. Richter as custodian for his grandson under the Uniform Transfers to Minors Act. Also, includes 105,001 shares that Mr. Richter has the right to acquire pursuant to presently exercisable stock options.
(15)	Includes 21,986 shares held by the trustee of the 2008 Plan in Dr. Royal’s deferred stock account over which Dr. Royal has voting control.
(16)	Includes 27,022 shares held by the trustee of the 2008 Plan in Mr. Schwieters’s deferred stock account over which Mr. Schwieters has voting control.
(17)	Includes 35,001 shares that Mr. Sebring has the right to acquire pursuant to presently exercisable stock options.
(18)	Includes 17,733 shares held by the trustee of the 2008 Plan in Mr. Trible’s deferred stock account over which Mr. Trible has voting control.
(19)	Includes 1,402,503 shares subject to presently exercisable stock options or stock options which will be exercisable within sixty days.

On May 28, 2013, the Company entered into the Merger Agreement with Shuanghui and Merger Sub pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Shuanghui. The Special Meeting of the Company’s shareholders has been scheduled for September 24, 2013 for the purpose of voting on the approval of the Merger Agreement, the related plan of merger and the Merger. The closing of the Merger is subject to various conditions, including the condition that the Merger Agreement and the related plan of merger be approved by the affirmative vote of the holders of a majority of all of the outstanding shares of the Company’s common stock entitled to vote thereon at the Special Meeting. The closing of the Merger is also subject to the receipt of certain regulatory approvals and other customary closing conditions.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Policy and Procedures for Review, Approval or Ratification

We recognize that transactions between Smithfield and related persons present a potential for actual or perceived conflicts of interest. Our general policies with respect to such transactions are included in the Code, the administration of which is overseen by the Audit Committee. All employees and members of the Board of Directors agree to be bound by the Code. As a supplement to the Code, the Audit

Committee adopted a written policy setting out the procedures and standards to be followed for the identification and evaluation of “related party transactions.” For purposes of the policy, a related party transaction is any transaction or series of related transactions in excess of $120,000 in which Smithfield is a party and in which a “related person” has a material interest. Related persons include directors, director nominees, executive officers, 5% beneficial owners and members of their immediate families. The Audit Committee has determined that certain transactions are deemed to be pre-approved under this policy. These include (i) transactions with another company in which the related person’s only interest is as a director or beneficial owner of less than 10% of that company’s outstanding stock or limited partnership interests and (ii) certain compensation arrangements that have either been disclosed in our proxy statement or approved by our Compensation Committee.

We collect information about potential related party transactions in our annual questionnaires completed by directors, director nominees and executive officers. Such information is first reviewed and assessed by our Chief Legal Officer to consider the materiality of the transactions and then reported to the Audit Committee. If a related party transaction is identified during the year, it is reported promptly to the Audit Committee. The Audit Committee reviews and considers all relevant information available to it about each related party transaction. A related party transaction is approved or ratified only if the Audit Committee determines that it is in, or is not inconsistent with, the best interests of Smithfield and its shareholders and is in compliance with the Code.

Transactions

Each of the following transactions has been ratified by the Audit Committee pursuant to the policy described above.

Wendell H. Murphy, Sr.

We have business relationships with certain entities owned in whole or part by Wendell H. Murphy, Sr., a director, and his family members. Except as noted below, each of these entities owns farms that produce and grow hogs under contract with Murphy-Brown LLC, one of our subsidiaries. Normal grower expenses such as miscellaneous supplies, LP gas, etc. are initially paid by the Company and subsequently reimbursed. The ownership of these entities and the amounts of their transactions with the Company during fiscal 2013 are set forth below.

•

Wendell H. Murphy, Jr., Mr. Murphy’s son, holds a 43% interest in Arrowhead Farms, Inc., a 14% interest in Golden Farms, Inc., a 50% interest in Lisbon 1 Farm, Inc., and a 29% interest in Triumph Associates, to which we made payments of $1,392,000, $1,303,000, $1,148,000, and $1,473,000, respectively, and from which we received reimbursement payments of $0, $17,000, $83,000, and $24,000, respectively.

•

Wendell H. Murphy, Jr and his son hold a 100% interest in DM Farms of Rose Hill, LLC and in Murphy Family Ventures to which we made payments of $21,035,000 and $1,330,000, respectively, and from which we received reimbursement payments of $56,000 and $197,000, respectively.

•

Wendell H. Murphy, Jr. and Wendy Murphy Crumpler, Mr. Murphy’s daughter, each have a 50% interest in Enviro-Tech Farms, Inc., a 37.5% interest in Webber Farms, Inc. and a 50% interest in Stantonsburg Farm, Inc. to which we made payments of $3,849,000, $2,636,000 and $559,000, respectively, and from which we received reimbursement payments of $73,000, $25,000 and $32,000, respectively.

•

Wendy Murphy Crumpler and her husband, Kelly Crumpler, each have a 50% interest in Pure Country Farms, LLC to which we made payments of $2,484,000 and from which we received reimbursement payments of $32,000.

•

A revocable trust set-up in the name of Joyce M. Minchew, Mr. Murphy’s sister, holds a 74% interest and Ms. Minchew’s daughter holds a 26% interest in BAZ LLC to which we made payments of $1,271,000 and from which we received reimbursement payments of $27,000.

•

DM Legacy LLC, a trust created by Wendell H. Murphy, Jr. for his children, and DM Farms of Rose Hill, LLC hold a 99% and 1% interest, respectively, in Ironside Investment Management LLC to which we made payments of $4,051,000 and from which we received reimbursement payments of $25,000.

•	Wesley Hairr, Mr. Murphy’s stepson, holds a 100% interest in Crusader Farm LLC to which we made payments of $2,421,000 and from which we received reimbursement payments of $72,000.

•

Harry D. Murphy, Mr. Murphy’s brother, holds a 30% interest and his sons, Marc D. Murphy and Stratton K. Murphy, each holds a 35% interest in Quarter M Ranch, Inc. to which we made payments of $6,573,000 and from which we received reimbursement payments of $52,000.

•	Harry D. Murphy also holds a 49% interest and his sons, Marc D. Murphy and Stratton K. Murphy, each holds a 25.5% interest in PSM Associates to which we made payments of $13,000.

•	Wendell H. Murphy, Sr. holds a 100% interest in Murphy Milling Company, an entity that sells crops to Murphy-Brown for feed production. We made payments of $62,000 to Murphy Milling.

Our business relationships with the Murphy family entities listed above exist primarily as a result of our acquisition of Murphy Family Farms in 2000. The so-called “anti-corporate farming” laws of certain states, including Missouri, precluded us from acquiring certain farms owned by the Murphy family. Consequently, the farms were excluded and retained by the sellers. In addition, in fiscal 2013, in an unrelated transaction, we sold an aircraft owned by Smithfield to a limited liability company owned by Wendell H. Murphy, Jr. for $5.2 million. We believe that the terms of all of the foregoing arrangements were no less favorable to us than if we entered into the arrangements with unaffiliated parties.

Missouri Litigation

Premium Standard Farms (“PSF”), the Company and certain of our other subsidiaries were parties to litigation in Missouri involving a number of claims alleging that hog farms owned or under contract with the defendants interfered with the plaintiffs’ use and enjoyment of their properties. PSF is a wholly-owned subsidiary that we acquired on May 7, 2007 when our wholly-owned subsidiary merged with and into PSF.

During fiscal 2012 and continuing in the first quarter of fiscal 2013, we engaged in global settlement negotiations with counsel representing nearly all of the plaintiffs in the Missouri litigation and general liability and pollution liability insurers. The parties to the litigation consummated a global settlement that resolved the vast majority of the nuisance litigation. In addition, we had agreements with the insurers under which we received payments that covered a portion of the settlement.

PSF and CGC. At the time of our subsidiary’s merger with PSF, Continental Grain Company (“CGC”) was a significant shareholder of PSF and as a result of the merger CGC became a beneficial owner of more than 5% of our common stock. CGC was the beneficial owner of more than 5% of our common stock throughout fiscal 2013 and sold all of its shares in May 2013 according to its Schedule 13D/A filed June 3, 2013.

CGC was a co-defendant in all but two of the nuisance lawsuits involved in the Missouri litigation. Prior to the merger, CGC was operating as a contract grower for PSF under a Market Hog Grower Agreement dated May 13, 1998 (the “Pre-Existing Grower Agreement”). Under the Pre-Existing Grower Agreement, PSF agreed to indemnify CGC against certain claims arising in connection with the operation of the farms.

The settlement described above included proceeds of $7 million from settlements with certain of CGC’s excess liability insurers. The Company believes these proceeds covered the portion of the settlement related to any potential liability of CGC based on its consideration of a variety of factors including, but not limited to, the number and corporate relationships of the defendants, the number of CGC farms at issue, and the time periods during which CGC owned or operated those farms.

Murphy-Related Entities. One of the nuisance lawsuits was entitled Jake Cooper, et al. v. Smithfield Foods, Inc., et al. in the Circuit Court of Vernon County, Missouri. Smithfield and certain of our subsidiaries were named as defendants. The other seven named defendants include Murphy Family Ventures, LLC, DM Farms of Rose Hill, LLC, and PSM Associates, LLC (collectively, the “Murphy-Related Entities”). The ownership of such entities is described above under “Wendell H. Murphy, Sr.” The settlement described above included proceeds of $2 million from a settlement with one of the Murphy-Related Entities’ insurers. The Company believes this contribution covered the Murphy-Related Entities’ portion of the settlement related to any potential liability of the Murphy Related Entities based on its consideration of a variety of factors including, but not limited to, the number and corporate relationships of the defendants, the number of Murphy-Related Entity farms at issue, and the time periods during which the Murphy-Related Entities owned or operated those farms.

Others

Jerry H. Godwin, a recently retired executive officer, holds a 33% ownership interest in JCT LLC with the remaining ownership interest held by two employees of Murphy-Brown LLC, our subsidiary. JCT owns certain farms that produce hogs under contract with Murphy-Brown. In fiscal 2013, we made payments totaling $6,206,000 to JCT for the production of hogs and received payments totaling $2,584,000 from JCT for reimbursement of associated farm and other support costs. We believe that the terms of the foregoing arrangements were no less favorable to us than if we entered into the arrangements with unaffiliated parties.

Christopher Pope, son of C. Larry Pope, our President and Chief Executive Officer, is employed by us as Vice President of Strategic Sourcing. In fiscal 2013, his total compensation was $448,304.

Jason Richter, son of George H. Richter, an executive officer, is employed by us as President of Smithfield International Group. In fiscal 2013, his total compensation was $1,070,862.

Patrick Sebring, son of Joseph B. Sebring, an executive officer, is employed by us as Director of Sales. In fiscal 2013, his total compensation was $237,568.

Composition and Independence of the Board of Directors

Our Board of Directors currently consists of ten directors. The Board of Directors has determined that seven of our current directors (Mses. Crawford and Lewis, Drs. Crowder and Royal and Messrs. Nelson, Schwieters and Trible) qualify as independent directors in accordance with the listing standards of the NYSE.

The Board of Directors has four standing committees which met during fiscal 2013: the Audit Committee, the Nominating and Governance Committee, the Compensation Committee and the Sustainability, Community and Public Affairs Committee. Each of these committees is composed entirely of directors who have been determined by the Board of Directors to be independent under current NYSE standards, except for Mr. Murphy, who serves on our Sustainability, Community and Public Affairs Committee because of his expertise regarding the hog production industry and related public policy issues.

Only two of the directors determined by the Board to be independent have any relationship with us other than as a director. The bases for the Board’s determination regarding the independence of these two directors are explained below:

•

In evaluating the independence of Mr. Nelson, the Board considered that in July 2010, Mr. Nelson was appointed as Global Strategist, Animal Protein, Grains and Oil Seeds for the Food and Agribusiness Research Advisory Group of Rabobank International. From July 2009 to June 2011, Rabobank Nederland, an affiliate of Rabobank International, served as syndication agent and a joint book runner and co-lead arranger and lender under the Company’s $1.0 billion asset-based revolving credit facility (ABL Credit Facility) and as administrative agent and lender under the Company’s $200 million term loan (Rabobank Term Loan). Prior to July 2009, Rabobank Nederland served in similar capacities under certain of the Company’s previous credit facilities. In June 2011, the Company refinanced its ABL Credit Facility and Rabobank Nederland serves as administrative agent and a lead arranger and lender under the $925 million asset-based revolving credit facility, increased to $1,025 million in January 2013. In addition, the Company put in place a $275 million Credit and Security Agreement for which Rabobank Nederland serves as administrative agent and sole lender. The Rabobank Term Loan was also refinanced at the same time and Rabobank Nederland continues to serve in the same capacity for the new loan. Rabobank issued an irrevocable standby letter of credit in July 2013 in the face amount of $750 million for the account of the Company and for the benefit of Merger Sub, which letter of credit may be drawn to finance the Merger pursuant to the Merger Agreement and the other transactions contemplated by the Merger Agreement. In determining that Mr. Nelson is independent, the Board considered favorably that the Rabobank entity with which Mr. Nelson is employed does not serve in any capacity with respect to the Company’s credit facilities, Mr. Nelson does not hold an equity interest in, nor is he serving as an executive officer of, any Rabobank entity, and the administrative fees and interest paid by the Company to Rabobank Nederland were $27.4 million or less in each of the past three years and represent only a small fraction of one percent of Rabobank’s revenues.

•

In evaluating the independence of Mr. Trible, the Board considered that the Smithfield-Luter Foundation, a charitable foundation affiliated and funded by us, is committed to making contributions annually through 2016 supporting educational programs and scholarships at Christopher Newport University, a tax exempt, public liberal arts university where Mr. Trible is currently employed as President. Frances Luter, the wife of one of our executive officers, Joseph W. Luter, IV, served on the Board of Visitors of the university until June 30, 2012. In determining that Mr. Trible is independent, the Board favorably considered that the Foundation’s existing and planned annual contributions represent less than 2% of the university’s annual gross revenues and that Mrs. Luter abstained from any actions taken by the university’s Board of Visitors with respect to compensation or other employment terms or arrangements involving Mr. Trible.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Other Fees

The following table shows the fees for audit and other services provided by Ernst & Young for fiscal 2013 and fiscal 2012.

	Fiscal 2013 Fees ($)	Fiscal 2012 Fees ($)
Audit Fees	4,205,200	3,897,797
Audit-Related Fees	190,190	511,840
Tax Fees:
Tax Compliance Fees	518,956	584,001
Tax Planning Fees	1,761,976	2,199,059
All Other Fees	0	0

Audit Fees. This category includes fees associated with the audit of the Company’s annual financial statements, audit of internal control over financial reporting, review of the Company’s quarterly financial statements included in its Forms 10-Q, statutory audits of certain foreign subsidiaries, and assistance with and review of SEC filings, including consents and comment letters.

Audit-Related Fees. This category consists of audit-related services not otherwise reported in the preceding paragraph (on-line research tool, due diligence related services, and for fiscal 2013, for services related to the Company’s debt offering).

Tax Compliance Fees. This category consists of fees for tax return preparation services.

Tax Planning Fees. This category consists of tax planning services.

All Other Fees. There were no other fees billed by Ernst & Young for any other services. None of the services provided by Ernst & Young consisted of financial information systems design or implementation services.

Pre-Approval Policy and Procedures

The services performed by Ernst & Young in fiscal 2013 were pre-approved in a manner consistent with the Audit Committee’s pre-approval policy and procedures. The policy requires that all services to be performed by the independent auditors be pre-approved either on a case-by-case basis by the Audit Committee or its delegate or on a categorical basis based on the Audit Committee’s prior approval of a specific category of service and the expected cost thereof. Any request for services involving less than $100,000 may be approved by the Chair of the Audit Committee if it is not practicable to obtain the approval of the full committee, provided that any such approval is presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements:

The following documents were previously filed as part of the Original Filing:

•	Consolidated Statements of Income for the Fiscal Years 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the Fiscal Years 2013, 2012 and 2011

•	Consolidated Balance Sheets as of April 28, 2013 and April 29, 2012

•	Consolidated Statements of Cash Flows for the Fiscal Years 2013, 2012 and 2011

•	Consolidated Statements of Shareholders’ Equity for the Fiscal Years 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

2. Financial Statement Schedules

The following document was previously filed as a part of the Original Filing:

Schedule II—Valuation and Qualifying Accounts

3. Exhibits

Exhibit 2.1	—	Agreement and Plan of Merger, dated as of May 28, 2013, by and among Shuanghui International Holdings Limited, Sun Merger Sub, Inc. and the Company. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2013).

Exhibit 3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 6, 2012).

Exhibit 3.2	—	Bylaws of the Company, as amended, effective June 16, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2010).

Exhibit 4.1	—	Indenture between the Company and SunTrust Bank, as trustee, dated May 21, 2003 regarding the issuance by the Company of $350,000,000 senior notes (incorporated by reference to Exhibit 4.11(a) to the Company’s Annual Report on Form 10-K filed with the SEC on July 23, 2003).

Exhibit 4.2(a)	—	Registration Rights Agreement, dated May 7, 2007, among the Company and ContiGroup Companies, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2007).

Exhibit 4.2(b)	—	Amendment No. 1, dated as of October 23, 2008, to the Registration Rights Agreement, dated as of May 7, 2007, by and between Smithfield Foods, Inc. and Continental Grain Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2008).

Exhibit 4.3(a)	—	Indenture—Senior Debt Securities, dated June 1, 2007, between the Company and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.10(a) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.3(b)	—	First Supplemental Indenture to the Indenture—Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of June 22, 2007 regarding the issuance by the Company of the 2007 7.750% Senior Notes due 2017 (incorporated by reference to Exhibit 4.10(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.3(c)	—	Second Supplemental Indenture to the Indenture—Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of July 8, 2008 regarding the issuance by the Company of the 2008 4.00% Convertible Senior Notes due 2013 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 4.3(d)	—	Third Supplemental Indenture to the Indenture—Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of August 1, 2012 regarding the issuance by the Company of the2012 6.625% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

Exhibit 4.3(e)	—	Form of 6.625% Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

Exhibit 4.4	—	Form of Subordinated Indenture between the Company and U.S. Bank National Association, as trustee, as supplemented from time to time (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed with the SEC on June 25, 2010).

Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1(a)**	—	Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K Annual Report filed with the SEC on July 30, 1998).

Exhibit 10.1(b)**	—	Amendment No. 1 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2000 (incorporated by reference to Exhibit 10.6(b) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.1(c)**	—	Amendment No. 2 to the Smithfield Foods, Inc. 1998 Stock Incentive Plan dated August 29, 2001 (incorporated by reference to Exhibit 10.6(c) of the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

Exhibit 10.1(d)**	—	Form of Nonstatutory Stock Option Agreement for the Smithfield Foods, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3(d) to the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2005).

Exhibit 10.2**	—	Smithfield Foods, Inc. 2005 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005).

Exhibit 10.3(a)	—	Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(b)	—	Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(c)	—	Master Terms and Conditions for Convertible Bond Hedging Transactions, dated as of July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(d)	—	Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Citibank, N.A. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(e)	—	Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between Goldman, Sachs & Co. and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(f)	—	Confirmation for Convertible Bond Hedging Transaction, dated July 1, 2008, between JPMorgan Chase Bank, National Association, London Branch and Smithfield Foods, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(g)	—	Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(h)	—	Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(i)	—	Master Terms and Conditions for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated as of July 1, 2008 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(j)	—	Confirmation for Warrants Issued by Smithfield Foods, Inc. to Citibank, N.A., dated July 1, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008

Exhibit 10.3(k)	—	Confirmation for Warrants Issued by Smithfield Foods, Inc. to Goldman, Sachs & Co., dated July 1, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.3(l)	—	Confirmation for Warrants Issued by Smithfield Foods, Inc. to JPMorgan Chase Bank, National Association, London Branch, dated July 1, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2008).

Exhibit 10.4(a)**	—	Smithfield Foods, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2009).

Exhibit 10.4(b)**	—	Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit 10.4(c)**	—	Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2009).

Exhibit 10.4(d)**	—	Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award to Executive Officers in the Pork Group granted on June 15, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 9, 2010).

Exhibit 10.4(e)**	—	Form of Smithfield Foods, Inc. 2008 Incentive Compensation Plan Performance Share Unit Award to certain Executive Officers granted June 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2012).

Exhibit 10.5**	—	Certain Compensation for Named Executive Officers for fiscal 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2012).

Exhibit 10.6(a)**	—	Smithfield Foods, Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2010).

Exhibit 10.6(b)**	—	Amendment No. 1 to Smithfield Foods, Inc. Change in Control Executive Severance Plan, dated May 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

Exhibit 10.7**#	—	Compensation for Non-Employee Directors as of November 2012

Exhibit 10.8(a)	—	Amended and Restated Term Loan Agreement, dated as of August 31, 2012, among the Company, certain subsidiaries of the Company that may from time to time be party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2012).

Exhibit 10.8(b)#	—	First Amendment to Amended and Restated Term Loan Agreement, dated as of January 31, 2013, among the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Lender and the Administrative Agent.

Exhibit 10.9	—	Term Loan Agreement, dated as of February 4, 2013, among the Company and Bank of America, N.A.(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2012).

Exhibit 10.10(a)#	—	Amended and Restated Intercreditor Agreement, dated as June 9, 2011, among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as administrative agent for the ABL Parties, U.S. Bank National Association, as collateral agent for the Term Debt Secured Parties, Smithfield Receivables Funding LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as Administrative Agent under the Credit and Security Agreement and each of the Loan Parties party thereto.

Exhibit 10.10(b)#	—	First Amendment to Amended and Restated Intercreditor Agreement, dated as of January 31, 2013, among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as administrative agent for the ABL Parties, Smithfield Receivables Funding LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as Administrative Agent under the Credit and Security Agreement and each of the Loan Parties party thereto.

Exhibit 10.11(a)	—	Second Amended and Restated Credit Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, the lenders party thereto, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.11(b)#	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of January 31, 2013, among the Company, the subsidiaries of the Company party thereto, the banks and other lending institutions party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent.

Exhibit 10.11(c)	—	Second Amended and Restated Pledge and Security Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.,“Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.11(d)	—	Increased Commitment Supplement, dated January 31, 2013, among the Company, certain lenders party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, relating to the Company’s Second Amended and Restated Credit Agreement, dated June 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2013).

Exhibit 10.12(a)#	—	Amended and Restated Receivables Sale Agreement, dated as of January 31, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., The Smithfield Packing Company, Incorporated, , Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats LLC, Smithfield of Canada, Ltd. and Smithfield Receivables Funding LLC.

Exhibit 10.12(b)#	—	Amendment No. 1 to Amended and Restated Receivables Sales Agreement, dated as of March 20, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., Smithfield of Canada, Ltd., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats, LLC and Smithfield Receivables Funding LLC.

Exhibit 10.12(c)#	—	Amendment No. 2 to Amended and Restated Receivables Sales Agreement, dated as of May 31, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., Smithfield of Canada, Ltd., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats LLC, Smithfield Specialty Foods Group, LLC, American Skin Food Group, LLC and Smithfield Receivables Funding LLC.

Exhibit 10.13(a)#	—	Amended and Restated Credit and Security Agreement, dated as of January 31, 2013, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party thereto.

Exhibit 10.13(b)#	—	Amendment No. 1 to Amended and Restated Credit and Security Agreement, dated as of May 31, 2013, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party to the Amended and Restated Credit and Security Agreement.

Exhibit 10.14**	—	Smithfield Foods, Inc. Executive Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2012).

Exhibit 10.15	—	Escrow Agreement, dated as of May 28, 2013, by and among Shuanghui International Holdings Limited, Rotary Vortex Limited, Smithfield Foods, Inc. and Bank of China, New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2013).

Exhibit 21#	—	Subsidiaries of the Company.

Exhibit 23.1#	—	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1#	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2#	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.
#	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: SMITHFIELD FOODS, INC.

By:	/s/ C. LARRY POPE	Date: August 23, 2013
C. Larry Pope
President and Chief Executive Officer (Principal Executive Officer)