Form 10-Q
period 2013-07-28
SMITHFIELD FOODS INC
filed 2013-09-06
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2013

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

At August 30, 2013, 139,211,960 shares of the registrant's Common Stock ($.50 par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended
	July 28, 2013	July 29, 2012
	(unaudited)
Sales	$3,393.3	$3,091.3
Cost of sales	3,089.1	2,759.1
Gross profit	304.2	332.2
Selling, general and administrative expenses	205.2	201.1
(Income) loss from equity method investments	1.7	(0.7)
Operating profit	97.3	131.8
Interest expense	41.8	42.5
Income before income taxes	55.5	89.3
Income tax expense	16.0	27.6
Net income	$39.5	$61.7

Net income per share:
Basic	$.28	$.40
Diluted	$.27	$.40

Weighted average shares outstanding:
Basic	139.0	154.3
Effect of dilutive shares	4.9	1.0
Diluted	143.9	155.3

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended
	July 28, 2013	July 29, 2012
	(unaudited)
Net income	$39.5	$61.7

Other comprehensive income (loss), net of tax:
Foreign currency translation	4.3	(84.1)
Pension accounting	9.1	8.2
Hedge accounting	(27.0)	59.2
Total other comprehensive loss	(13.6)	(16.7)

Comprehensive income	$25.9	$45.0

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)

	July 28, 2013	April 28, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192.8	$310.6
Accounts receivable, net	767.9	663.2
Inventories	2,353.2	2,348.3
Prepaid expenses and other current assets	154.9	229.7
Total current assets	3,468.8	3,551.8

Property, plant and equipment, net	2,336.2	2,298.4
Goodwill	826.2	782.4
Investments	533.6	532.4
Intangible assets, net	389.6	390.4
Other assets	169.8	161.0
Total assets	$7,724.2	$7,716.4

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$210.9	$676.1
Accounts payable	468.9	429.1
Accrued expenses and other current liabilities	554.5	641.0
Total current liabilities	1,234.3	1,746.2

Long-term debt and capital lease obligations	2,290.7	1,829.2
Other liabilities	1,023.7	1,030.6

Redeemable noncontrolling interests	48.6	12.7

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares	—	—
Common stock, $.50 par value, 500,000,000 authorized shares; 139,189,923 and 138,919,056 issued and outstanding	69.6	69.5
Additional paid-in capital	1,393.6	1,389.9
Stock held in trust	(69.2)	(68.8)
Retained earnings	2,362.1	2,322.6
Accumulated other comprehensive loss	(629.8)	(616.2)
Total shareholders’ equity	3,126.3	3,097.0
Noncontrolling interests	0.6	0.7
Total equity	3,126.9	3,097.7
Total liabilities and equity	$7,724.2	$7,716.4

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	July 28, 2013	July 29, 2012
	(unaudited)
Cash flows from operating activities:
Net income	$39.5	$61.7
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	62.9	58.8
(Income) loss from equity method investments	1.7	(0.7)
Pension expense	27.0	24.0
Pension contributions	(9.1)	(8.6)
Changes in operating assets and liabilities and other, net	(108.9)	(67.9)
Net cash flows from operating activities	13.1	67.3

Cash flows from investing activities:
Capital expenditures	(76.4)	(61.2)
Acquisitions, net of cash acquired	(32.8)	—
Net expenditures from breeding stock transactions	(5.6)	(6.5)
Proceeds from the sale of property, plant and equipment	1.5	6.5
Advance note	(10.0)	—
Net cash flows from investing activities	(123.3)	(61.2)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	24.2
Principal payments on long-term debt and capital lease obligations	(457.2)	(4.2)
Net proceeds from revolving credit facilities and notes payable	449.0	6.5
Repurchase of common stock	—	(145.3)
Other	—	0.2
Net cash flows from financing activities	(8.2)	(118.6)

Effect of foreign exchange rate changes on cash	0.6	(3.7)
Net change in cash and cash equivalents	(117.8)	(116.2)
Cash and cash equivalents at beginning of period	310.6	324.3
Cash and cash equivalents at end of period	$192.8	$208.1

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. You should read these statements in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included.
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
The three months ended July 28, 2013 correspond to the first quarter of fiscal 2014 and the three months ended July 29, 2012 correspond to the first quarter of fiscal 2013.
Net Income per Share
We present dual computations of net income per share. The basic computation is based on weighted average common shares outstanding during the period. The diluted computation reflects the potentially dilutive effect of common stock equivalents, such as stock options and convertible notes, during the period. We excluded stock options for approximately 0.5 million and 2.1 million shares for the three months ended July 28, 2013 and July 29, 2012, respectively, from the diluted computation because their effect would have been anti-dilutive.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the update requires additional disclosures about amounts reclassified out of accumulated comprehensive income by component. We adopted this new guidance effective for the first quarter of fiscal 2014. The required disclosures are contained in Note 9 -Shareholders' Equity.

NOTE 2:	ACQUISITIONS
Kansas City Sausage Company, LLC
In May 2013 (fiscal 2014), we acquired a 50% interest in Kansas City Sausage Company, LLC (KCS) for $36.0 million in cash. Upon closing, in addition to the cash purchase price, we advanced $10.0 million to the seller in exchange for a promissory note, which is secured by the remaining membership interests in KCS held by the seller (the Advance Note). The Advance Note was recorded in other assets in the consolidated condensed balance sheet. Additionally, we entered into a revolving loan agreement with KCS, under which we agreed to make loans from time to time up to an aggregate principal amount of $20.0 million. The aggregate amount of any obligations incurred under the revolving loan agreement is secured by a first priority security interest in all of the assets of KCS.
KCS is a leading U.S. sausage producer and sow processor with annual revenues of approximately $200 million. The merging of KCS's low-cost, efficient operations and high-quality products with our strong brands and sales and marketing team should contribute growth in our packaged meats business. KCS operates in Des Moines, Iowa and Kansas City, Missouri. In Des Moines, KCS produces premium raw materials for sausage, as well as value-added products, including boneless hams and hides. The Kansas City plant is a modern sausage processing facility and is designed for optimum efficiency to provide retail and foodservice customers with high quality products. With our strong ongoing focus on building our packaged meats business, and with 15% of the U.S. sow population, this joint venture is a logical fit for the Company. It is expected to provide a growth platform in two key packaged meats categories — breakfast sausage and dinner sausage — and to allow us to expand our product offerings to our customers. These categories represent over $4.0 billion in retail and foodservice sales annually.
KCS is managed by its Board of Directors, which makes decisions that most significantly impact the economic performance of KCS. We have the right to nominate and elect the majority of the members of the Board of Directors of KCS, and based on the associated voting rights, we have determined that we have a controlling financial interest in KCS. As a result, the acquisition of our interest in KCS was accounted for in the Pork segment using the acquisition method of accounting, which requires, among other things, that assets acquired, liabilities assumed and noncontrolling interests in the acquiree be recognized at their fair values as of the acquisition date. Our initial accounting for KCS is not yet complete as we are in the process of determining final values for the assets acquired, liabilities assumed and noncontrolling interests. Therefore, the amounts contained in the following table, which summarizes our initial estimate of the fair values of assets acquired, liabilities assumed and noncontrolling interests recognized as of the date of acquisition for KCS, are subject to change.

(in millions)
Cash and cash equivalents	$3.2
Accounts receivable	11.3
Inventories	6.5
Prepaid expenses and other current assets	0.7
Property, plant and equipment	17.5
Goodwill	43.5
Assets acquired	82.7

Accounts payable	9.5
Accrued expenses and other current liabilities	1.1
Other liabilities	0.1
Liabilities assumed	10.7

Noncontrolling interest	36.0
Purchase price	$36.0

Our initial estimate of the fair value of the noncontrolling interest was measured based on market multiples for similar companies in our industry and consideration of the terms of the acquisition, which provide the noncontrolling interest holder the right to exercise a put option at any time after the fifth anniversary of the acquisition, which would obligate us to redeem their interest. The noncontrolling interest is classified outside of equity as redeemable noncontrolling interests in the consolidated condensed balance sheet. The redemption amount is the greater of $45.0 million or the result of a computed amount based on a fixed multiple of earnings. We have elected to accrete changes in the redemption amount of the noncontrolling interest over the five year period until it becomes redeemable. If the noncontrolling interest had been redeemable as of July 28, 2013, the redemption amount would have been $45.0 million.

NOTE 3:	INVENTORIES
Inventories consist of the following:

	July 28, 2013	April 28, 2013
	(in millions)
Livestock	$1,142.0	$1,113.5
Fresh and packaged meats	962.5	960.8
Grains	133.1	162.0
Manufacturing supplies	64.3	57.7
Other	51.3	54.3
Total inventories	$2,353.2	$2,348.3

NOTE 4:	DERIVATIVE FINANCIAL INSTRUMENTS
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
We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. As of July 28, 2013, prepaid expenses and other current assets included $80.7 million representing cash on deposit with brokers to cover losses on our open derivative instruments. As of July 28, 2013, we had no cash on hand to cover gains on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of July 28, 2013, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of July 28, 2013, we had credit exposure of $8.1 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, we had no credit exposure as of July 28, 2013. No significant concentrations of credit risk existed as of July 28, 2013.
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

	Assets		Liabilities
	July 28, 2013	April 28, 2013	July 28, 2013	April 28, 2013
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$1.7	$2.5	$66.6	$73.0
Livestock contracts	1.6	4.1	6.5	1.1
Foreign exchange contracts	—	0.2	0.8	0.1
Total	3.3	6.8	73.9	74.2

Derivatives using the "mark-to-market" method:
Grain contracts	5.2	6.2	6.9	13.7
Livestock contracts	8.8	12.4	1.1	0.7
Energy contracts	0.8	3.1	2.6	0.6
Foreign exchange contracts	0.1	0.6	0.7	0.3
Total	14.9	22.3	11.3	15.3
Total fair value of derivative instruments	$18.2	$29.1	$85.2	$89.5
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn and soybean meal. In addition, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of July 28, 2013, we had no cash flow hedges for forecasted transactions beyond April 2014.
When cash flow hedge accounting is applied, derivative gains or losses are recognized as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for grain contracts, sales for lean hog contracts and selling, general and administrative expenses (SG&A) for foreign exchange contracts. Gains and losses on derivatives designed to hedge price risk associated with fresh pork sales are recorded in the Hog Production segment.
During the three months ended July 28, 2013, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	63,996,094	86,625,000	Bushels
Soybean meal	462,996	581,656	Tons
Lean hogs	248,600,000	453,480,000	Pounds
Foreign currency (1)	25,756,717	42,919,077	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(4.4)	$133.9	$25.0	$2.7	$1.8	$2.7
Lean hog contracts	(4.7)	0.3	9.1	32.2	—	0.1
Foreign exchange contracts	(1.0)	(1.8)	(0.1)	(0.2)	—	—
Total	$(10.1)	$132.4	$34.0	$34.7	$1.8	$2.8

For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
As of July 28, 2013, there were deferred net losses of $44.8 million, net of tax of $28.2 million, in accumulated other comprehensive loss. We expect to reclassify $2.2 million ($1.3 million net of tax) of deferred net losses on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the amount of unrealized gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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
During the three months ended July 28, 2013, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	335,000	4,130,000	Bushels
The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gains (Losses) Recognized in Earnings on Derivative		Gains (Losses) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
	(in millions)		(in millions)
Commodity contracts	$0.4	$(26.4)	$(0.4)	$20.3

We recognized gains of $2.1 million and $3.4 million for the three months ended July 28, 2013 and July 29, 2012, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
For fair value hedges of inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in losses of $6.3 million for the three months ended July 29, 2012. There were no fair value hedges of inventory in the first quarter of fiscal 2014, and therefore no differences between spot and futures prices were recognized for the three months ended July 28, 2013.

Mark-to-Market Method
Derivative instruments that are not designated as a hedge, have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings. Under the mark-to-market method, gains and losses are recorded in cost of sales for commodity contracts, and SG&A for foreign exchange contracts.
During the three months ended July 28, 2013, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	15,160,000	82,400,000	Pounds
Corn	70,000	10,115,000	Bushels
Soybean meal	33,745	34,145	Tons
Soybeans	535,000	1,125,000	Bushels
Wheat	—	750,000	Bushels
Natural gas	8,470,000	9,520,000	Million BTU
Diesel	2,520,000	3,360,000	Gallons
Foreign currency (1)	26,926,504	57,108,648	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains and losses recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Three Months Ended
	July 28, 2013	July 29, 2012
	(in millions)
Commodity contracts	$6.0	$(8.2)
Foreign exchange contracts	(0.3)	4.6
Total	$5.7	$(3.6)

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

NOTE 5:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	July 28, 2013	April 28, 2013
		(in millions)
Campofrío Food Group (CFG)	37%	$384.3	$376.2
Mexican joint ventures	50%	121.4	129.6
Other	Various	27.9	26.6
Total investments		$533.6	$532.4

We record our share of earnings and losses from our equity method investments in (income) loss from equity method investments. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated condensed financial statements.
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
As of July 28, 2013, we held 37,811,302 shares of CFG common stock. Shares of CFG are publicly traded on the Bolsa de Madrid Exchange (Madrid Exchange). As the table below shows, the carrying value of our investment in CFG was above the quoted market price on the Madrid Exchange as of July 28, 2013, indicating a possible impairment of our investment in CFG. However, we do not believe the quoted share price on the Madrid Exchange is, by itself, reflective of the fair value of our investment in CFG for the following reasons:

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

•
The average daily trading volume during last 27 months represents less than three hundredths of one percent of the total outstanding shares. The lack of an active market can cause significant fluctuations and volatility in the stock price that are not commensurate with fundamental changes in the underlying business and the fair value of our holding in CFG. Shares trading on the Madrid Exchange have ranged from a high of €9.28 ($13.74) to a low of €4.12 ($5.39) per share during the last 27 months, with upward and downward fluctuations in between.

The table below shows CFG's intra-day high share price and Smithfield's carrying value, expressed in euro per share, on various dates relevant to our disclosures.

Date	Share Price	Carrying Value
May 5, 2011	€9.27	€7.93
February 17, 2012	€7.20	€7.54
April 29, 2012 (1)	€6.30	€7.70
April 28, 2013 (1)	€4.99	€7.64
July 28, 2013 (1) (2)	€5.22	€7.65
——————————————

(1)	Share prices on quarter end date reflect the last trading day in the quarter.

(2)	During the first quarter of fiscal 2014, CFG's share price traded as high as €5.88 per share (May 30, 2013).

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
Based on an evaluation of all these factors, we concluded the fair value of our investment in CFG as of July 28, 2013, exceeded its carrying amount. However, our estimate of fair value has declined over the last 27 months, significantly eroding the gap between fair value and carrying value. The fair value decline is primarily attributable to persistent recessionary conditions in Western Europe, which have dampened CFG's current operating performance. In addition, CFG's share price on the Madrid Exchange has declined and, notwithstanding our reservations about the Madrid Exchange price, we nonetheless utilize it as a component of our valuation work and believe such declines must be considered as part of our fair value estimate. While we do not believe our investment is impaired as of July 28, 2013, the confluence of these and other factors has decreased our estimate of CFG's fair value and increased the risk of impairment. If the trends contributing to our lower estimate of CFG's fair value continue, the investment would become impaired. Specifically, if the most sensitive factors affecting our fair value calculations (i.e., estimates of future cash flows, interest rates and share price) continue to deteriorate, it is reasonably possible that our estimate of fair value could fall below carrying value. If that occurs, and we determine that the decline is other than temporary, we would record a charge to income for the difference between the estimate of fair value and the carrying amount of our investment.
(Income) loss from equity method investments consists of the following:

		Three Months Ended
Equity Investment	Segment	July 28, 2013	July 29, 2012
		(in millions)
CFG (1)	International	$(0.1)	$(0.1)
Mexican joint ventures	International	3.0	0.4
All other equity method investments	Various	(1.2)	(1.0)
(Income) loss from equity method investments		$1.7	$(0.7)
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

NOTE 6:	DEBT
Debt Retirement
In May 2013 (fiscal 2014), we repaid the remaining outstanding principal amount on our 7.75% senior unsecured notes totaling $55.0 million.
In July 2013 (fiscal 2014), we repaid the outstanding principal amount on our 4% senior unsecured convertible notes totaling $400.0 million (Convertible Notes). As part of the settlement of the Convertible Notes, we delivered 3,894,476 shares of our common stock to the holders of the notes. Simultaneously, we exercised our call option to acquire shares of our common stock, which we entered into in connection with the original issuance of the Convertible Notes, and received 3,894,510 shares from the counterparties. As a result, we retired 34 net shares of our common stock upon the settlement of the Convertible Notes.
Working Capital Facilities
As of July 28, 2013, we had aggregate credit facilities and credit lines totaling $1.4 billion, including an inventory-based revolving credit facility totaling $1.025 billion (the Inventory Revolver), an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility) and international credit facilities totaling $143.4 million. As of July 28, 2013, our unused capacity under these credit facilities and credit lines was $823.2 million.
As part of the Securitization Facility agreement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of July 28, 2013, the SPV held $500.5 million of accounts receivable and we had $170.0 million in outstanding borrowings on the Securitization Facility.

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
As of July 28, 2013, we continued to guarantee $9.9 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. This guaranty may remain in place until the leases expire through February 2022.

NOTE 8:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended
	July 28, 2013	July 29, 2012
	(in millions)
Service cost	$13.6	$11.8
Interest cost	19.8	18.7
Expected return on plan assets	(21.3)	(19.7)
Net amortization	14.9	13.2
Net periodic pension cost	$27.0	$24.0

NOTE 9:	SHAREHOLDERS’ EQUITY
Stock Options and Performance Share Units
During the three months ended July 28, 2013, we issued 83,503 shares of common stock upon the exercise of stock options and 187,398 shares of common stock for vested performance share units. In fiscal 2013, we issued 253,018 shares of common stock upon exercise of stock options and 325,975 shares of common stock for vested performance share units.
Other Comprehensive Income (Loss)
The following table presents changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss).

	Three Months Ended
	July 28, 2013			July 29, 2012
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$7.1	$(2.8)	$4.3	$(90.3)	$6.2	$(84.1)

Pension accounting:
Amortization of actuarial losses and prior service credits reclassified to cost of sales	4.3	(1.7)	2.6	9.3	(3.6)	5.7
Amortization of actuarial losses and prior service credits reclassified to SG&A	10.6	(4.1)	6.5	4.0	(1.5)	2.5

Hedge accounting:
Gains (losses) arising during the period	(10.1)	3.8	(6.3)	132.4	(51.9)	80.5
Gains reclassified to sales	(9.1)	3.6	(5.5)	(32.2)	12.5	(19.7)
Gains reclassified to cost of sales	(25.0)	9.7	(15.3)	(2.7)	1.0	(1.7)
Losses reclassified to SG&A	0.1	—	0.1	0.2	(0.1)	0.1
Total other comprehensive income (loss)	$(22.1)	$8.5	$(13.6)	$20.7	$(37.4)	$(16.7)

NOTE 10:	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of July 28, 2013 and April 28, 2013:

	July 28, 2013				April 28, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$—	$—	$—	$—	$6.8	$—	$—	$6.8
Foreign exchange contracts	—	0.1	—	0.1	—	0.8	—	0.8
Open-ended mutual funds	5.8	—	—	5.8	6.4	—	—	6.4
Insurance contracts	—	61.5	—	61.5	—	60.0	—	60.0
Total	$5.8	$61.6	$—	$67.4	$13.2	$60.8	$—	$74.0

Liabilities
Derivatives:
Commodity contracts	$29.5	$36.1	$—	$65.6	$30.5	$37.1	$—	$67.6
Foreign exchange contracts	—	1.5	—	1.5	—	0.4	—	0.4
Total	$29.5	$37.6	$—	$67.1	$30.5	$37.5	$—	$68.0

The following are descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value on a recurring basis:

▪
Derivatives—Derivatives classified within Level 1 are valued using quoted market prices. In some cases where quoted market prices are not available, we value the derivatives using pricing models based on the net present value of estimated future cash flows to calculate fair value, in which case the measurements are classified within Level 2. These valuation models make use of market-based observable inputs, including exchange prices and rates, yield curves, credit curves, and measures of volatility.

▪	Open-ended mutual funds—Open-ended mutual funds are valued at their net asset value (NAV), which approximates fair value, and classified as Level 1.

▪
Insurance contracts—Insurance contracts are valued at their cash surrender value using the daily asset unit value (AUV) which is based on the quoted market price of the underlying securities and classified within Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the three months ended July 28, 2013, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.
Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of July 28, 2013 and April 28, 2013.

	July 28, 2013		April 28, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,611.4	$2,475.5	$2,732.9	$2,479.1

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

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
North Carolina Nuisance Litigation
On July 30, 2013, five complaints were filed in the Superior Court of Wake County, North Carolina by 135 individual plaintiffs against Smithfield, our wholly owned subsidiary, Murphy-Brown, and various individuals and entities who are alleged to own or operate farms under contract with Murphy-Brown. Alderman, et al. v. Smithfield Foods, Inc., et al., involves allegations brought by 20 plaintiffs alleged to reside in Duplin County, North Carolina against Smithfield, Murphy-Brown, and two additional defendants representing two independent growers and their farms. Aultman, et al. v. Smithfield Foods, Inc., et al., involves allegations brought by 23 plaintiffs alleged to reside in Duplin County, North Carolina against Smithfield, Murphy-Brown, and five additional defendants representing four independent growers and their farms and one Company-owned farm. Best, et al. v. Smithfield Foods, Inc., et al., involves allegations brought by 25 plaintiffs alleged to reside in Wilson County, North Carolina against Smithfield, Murphy-Brown, and one additional defendant representing one independent grower and its farm. Blanks, et al. v. Smithfield Foods, Inc., et al., involves allegations brought by 26 plaintiffs alleged to reside in Bladen County, North Carolina against Smithfield, Murphy-Brown, and three additional defendants representing two independent growers and their farms and one Company-owned farm. Bordeaux, et al. v. Smithfield Foods, Inc., et al., involves allegations brought by 41 plaintiffs alleged to reside in Duplin County, North Carolina against Smithfield, Murphy-Brown, and four additional defendants representing two independent growers and their farms.
On August 27, 2013, a sixth complaint, titled Cromartie, et al. v. Smithfield Foods, Inc., et al., was transmitted to the Superior Court of Wake County, North Carolina for filing by 32 plaintiffs alleged to reside in Bladen County, North Carolina against Smithfield, Murphy-Brown, and five additional defendants representing two independent growers and their farms and two Company-owned farms. On August 28, 2013, a seventh complaint, titled Bannerman, et al. v. Smithfield Foods, Inc., et al., was transmitted to the Superior Court of Wake County, North Carolina for filing by 14 plaintiffs alleged to reside in Duplin County, North Carolina against Smithfield, Murphy-Brown, and ten additional defendants representing six independent growers and their farms and three Company-owned farms. All seven complaints include causes of action for temporary nuisance, negligence, and negligent entrustment and seek recovery of an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and pre- and post-judgment interest. Defendants are in the process of preparing responsive pleadings in all seven cases.
All seven complaints stemmed from requests for pre-litigation mediation of farm nuisance disputes filed in early July 2013 in Wake County, North Carolina. Plaintiffs' counsel have filed pre-litigation mediation notices on behalf of approximately 500 additional claimants who have not filed complaints. Approximately 300 additional potential claimants have threatened to bring claims but not initiated any formal legal process. The Company believes that the allegations are unfounded and intends to defend the suits vigorously.
Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1-Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013. We have not made an accrual on these loss contingencies. Given that this matter is in its very preliminary stages and given the inherent uncertainty of the outcome for these and similar potential claims, we cannot estimate the reasonably possible loss or range of loss for these loss contingencies. We will continue to review whether an accrual is necessary and whether we have the ability to estimate the reasonably possible loss or range of loss for these matters.

NOTE 12:	REPORTABLE SEGMENTS
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

Our reportable segments are: Pork, Hog Production, International, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our three wholly owned U.S. fresh pork and packaged meats subsidiaries: The Smithfield Packing Company, Inc., Farmland Foods, Inc. and John Morrell Food Group. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments.

The following table presents sales and operating profit (loss) by segment for the fiscal periods indicated:

	Three Months Ended
	July 28, 2013	July 29, 2012
	(in millions)
Sales:
Segment sales—
Pork	$2,850.4	$2,599.6
Hog Production	872.4	728.8
International	376.0	346.8
Total segment sales	4,098.8	3,675.2
Intersegment sales—
Pork	(11.5)	(8.4)
Hog Production	(684.6)	(567.3)
International	(9.4)	(8.2)
Total intersegment sales	(705.5)	(583.9)
Consolidated sales	$3,393.3	$3,091.3

Operating profit:
Pork	$61.4	$118.6
Hog Production	66.5	23.1
International	1.9	15.8
Corporate	(32.5)	(25.7)
Consolidated operating profit	$97.3	$131.8

NOTE 13:	SUBSEQUENT EVENTS
Sun Merger Sub, Inc. Debt Offering
In May 2013 (fiscal 2014), we announced that we had entered into an Agreement and Plan of Merger with Shuanghui International Holdings Limited, a corporation formed under the laws of the Cayman Islands (Shuanghui) and Sun Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of Shuanghui (Merger Sub), pursuant to which Merger Sub will merge with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Shuanghui.
On July 31, 2013, Merger Sub issued $500.0 million aggregate principal amount of 5.25% senior notes due August 1, 2018 and $400.0 million aggregate principal amount of 5.875% senior notes due August 1, 2021 (together, the Merger Sub Notes) as part of the financing for the Merger. Upon the consummation of the Merger and release of the proceeds from escrow, the Merger Sub Notes will become unsecured obligations of the Company ranking equally in right of payment with all of our existing and future senior unsecured indebtedness.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following information in conjunction with the unaudited consolidated condensed financial statements and the related notes in this Quarterly Report and the audited financial statements and the related notes as well as Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013.
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
We conduct our operations through four reportable segments: Pork, Hog Production, International and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. The Pork segment consists mainly of our three wholly owned U.S. fresh pork and packaged meats subsidiaries: The Smithfield Packing Company, Inc., Farmland Foods, Inc. and John Morrell Food Group. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments.
First Quarter of Fiscal 2014 Summary
Net income was $39.5 million, or $.27 per diluted share, in the first quarter of fiscal 2014 compared to net income of $61.7 million, or $.40 per diluted share, in the same quarter last year. The following summarizes the operating results of each of our reportable segments and other significant changes impacting net income for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013:

▪	Pork segment operating profit decreased by $57.2 million due to higher raw material costs and weakness in certain export markets.

▪	Hog Production segment operating profit increased by $43.4 million primarily due to 6% higher market hog prices.

▪	International segment operating profit decreased by $13.9 million, hurt by higher feed costs in Eastern Europe and Mexico.

▪	Corporate segment results decreased by $6.8 million primarily due to acquisition related costs and fees associated with the Shuanghui and KCS transactions, which are described below.

Definitive Merger Agreement
On May 28, 2013, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Shuanghui International Holdings Limited (Shuanghui) and Sun Merger Sub, Inc., a wholly owned subsidiary of Shuanghui (Merger Sub), pursuant to which Merger Sub will merge with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Shuanghui. Shuanghui is the majority shareholder of Henan Shuanghui Investment & Development Co., which is China's largest meat processing enterprise and China's largest publicly traded meat products company as measured by market capitalization.
At the effective time of the Merger, each share of the Company's common stock issued and outstanding immediately prior to such effective time (other than shares held by the Company or its wholly owned subsidiaries, or by Shuanghui or Merger Sub) will be automatically converted into the right to receive $34.00 in cash, without interest and less any applicable withholding taxes (the Merger Consideration). In addition, upon completion of the Merger, all then-outstanding stock-based compensation awards, whether vested or unvested, will be converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any. A special meeting of the Company's shareholders (the Special Meeting) has been scheduled for September 24, 2013 for the purpose of voting on the approval of the Merger Agreement, the related plan of merger and the Merger. The closing of the Merger is subject to various conditions, including the condition that the Merger Agreement and the related plan of merger be approved by the affirmative vote of the holders of a majority of all of the outstanding shares of the Company's common stock entitled to vote thereon at the Special Meeting. The closing of the Merger is also subject to certain regulatory approvals and other customary closing conditions. Additional information about the Merger and the Merger Agreement is set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the SEC) on May 29, 2013 and in the Company's definitive proxy statement filed with the SEC on August 19, 2013 (the Proxy Statement) with respect to the Special Meeting.

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

The Merger will be financed through a combination of cash provided by Shuanghui, rollover of certain existing Company debt and the proceeds of the Merger Sub Notes. The Merger Agreement does not contain a financing condition.
The Merger is expected to close in the second half of calendar 2013. The financing of the Merger is more fully explained under "Additional Matters Affecting Liquidity" below.

If the Merger is consummated, it is currently contemplated that the Merger will be accounted for as a business combination using the acquisition method of accounting. As such, it is expected that our financial statements in the future will vary in important respects from our historical consolidated financial statements. The purchase consideration is expected to be allocated to our tangible and intangible assets, liabilities and noncontrolling interests based on their respective fair values as of the date of the Merger. Certain of these adjustments will impact future net income.

Strategies for Growth

Our strategies for growth include:

•
Capitalize on export opportunities. We believe our balanced geographic footprint will position us to capitalize on growing pork consumption trends across Europe, Asia and the Americas. We have an experienced international sales force and management team to support this growth.

•
Increase capital investment to upgrade facilities with new machinery and equipment to improve our competitive cost structure and achieve least cost and best in class operations. We expect $300 million to $350 million in annual capital expenditures over the next several years to fund this investment.

•
Continue higher investment in marketing and advertising programs to build brand equity and grow sales. Our plan is to increase our annual marketing and advertising expenditures by double digits for the foreseeable future. Currently, marketing and advertising expense represents approximately 2% of domestic packaged meats sales.

•
Build a strong product pipeline to drive packaged meats volume and margins. We have established a culture of innovation, focusing on five strategic areas: packaging, health and wellness, convenience, taste and pork consumer solutions. These platforms have a strong focus on product differentiation highlighting quality and convenience, better-for-you foods, including lower sodium, lean protein, and natural ingredients, and new taste experiences.

•
Emphasize our hog production assets as a strategic point of difference. We believe that our vertically integrated platform is a competitive advantage for the Company as it allows us to meet customer specifications. Both domestic and export customers are asking for differentiated products, from gestation pen pork to ractopamine-free meat, and we are uniquely positioned to fill this demand. Our facilities in Clinton, North Carolina and Bladen County, North Carolina are 100% ractopamine-free.

Porcine Epidemic Diarrhea Virus (PEDv)

The USDA has identified PEDv in the United States for the first time. PEDv is an industry wide issue, but it is currently affecting primarily Midwest swine operators. Currently, there has only been a very limited impact from the virus on the Company's hog raising operations. Nevertheless, we are subject to risks relating to our ability to maintain animal health and control PEDv. Therefore, we are unable to predict whether the disease will impact our operations or market prices in the future.

Outlook

The commodity markets affecting our business fluctuate on a daily basis. In this operating environment, it is difficult to forecast industry trends and conditions. The outlook statements that follow must be viewed in this context.
The first quarter is seasonally the weakest period for fresh pork and should be the least profitable for the Company in fiscal 2014. We will continue to execute our long-term strategic growth plan to improve earnings and migrate the Company more towards a value-added consumer packaged meats company. We believe this plan will produce broad-based gains in volume, market share and distribution across our core brands and key product categories. The combination of those gains, an improving product mix toward differentiated, branded and value-added products, as well as loosening export market restrictions in our fresh pork business and higher contributions from our international meat processing business, should provide significant long-term growth potential for Smithfield.
For fiscal 2014, we expect fresh pork operating profit on a per head basis to average in the low to mid-single digits. We expect our packaged meats business to continue to post strong results in fiscal 2014 with operating margins averaging in the middle part of our newly established normalized range of $.15 to $.20 per pound. Lower raising costs, higher hog prices and improved efficiencies and productivity in our Hog Production segment should result in operating margins in the mid-single digits on a per head basis for fiscal 2014. In our International segment, we anticipate improvement in results for the remainder of fiscal 2014.

RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
Acquisition of Kansas City Sausage, LLC
In May 2013 (fiscal 2014), we acquired a 50% interest in Kansas City Sausage Company, LLC (KCS), for $36.0 million in cash. Upon closing, in addition to the cash purchase price, we advanced $10.0 million to the seller in exchange for a promissory note, which is secured by the remaining membership interests in KCS held by the seller. Additionally, we entered into a revolving loan agreement with KCS, under which we agreed to make loans from time to time up to an aggregate principal amount of $20.0 million. The aggregate amount of any obligations incurred under the revolving loan agreement is secured by a first priority security interest in all of the assets of KCS.
KCS operates in Des Moines, Iowa and Kansas City, Missouri. In Des Moines, KCS produces premium raw materials for sausage, as well as value-added products, including boneless hams and hides. The Kansas City plant is a modern sausage processing facility and is designed for optimum efficiency to provide retail and foodservice customers with high quality products. With our strong ongoing focus on building our packaged meats business, and with 15% of the U.S. sow population, this joint venture is a logical fit for the Company. It is expected to provide a growth platform in two key packaged meats categories — breakfast sausage and dinner sausage — and to allow us to expand our product offerings to our customers. These categories represent over $4.0 billion in retail and foodservice sales annually.
KCS is managed by its Board of Directors, which makes decisions that most significantly impact the economic performance of KCS. We have the right to nominate and elect the majority of the members of the Board of Directors of KCS, and based on the associated voting rights, we have determined that we have a controlling financial interest in KCS. As a result, the acquisition of our interest in KCS was accounted for in the Pork segment using the acquisition method of accounting. Currently, KCS generates approximately $200 million in sales annually.
Consolidated Results of Operations
The tables presented below compare our results of operations for the three months ended July 28, 2013 and July 29, 2012.
Sales and cost of sales

	Three Months Ended
	July 28, 2013	July 29, 2012	% Change
	(in millions)
Sales	$3,393.3	$3,091.3	10%
Cost of sales	3,089.1	2,759.1	12
Gross profit	$304.2	$332.2	(8)%
Gross profit margin	9%	11%

The following items explain the significant changes in sales and gross profit:

▪	Sales increased significantly due to higher volumes across all segments, higher pork prices in the U.S. and the acquisition of KCS.

▪	The decline in gross margin was primarily caused by higher raw material costs and weakness in certain export markets.

Selling, general and administrative expenses (SG&A)

	Three Months Ended
	July 28, 2013	July 29, 2012	% Change
	(in millions)
Selling, general and administrative expenses	$205.2	$201.1	2%

The increase in SG&A is primarily attributable to acquisition related costs associated with the Shuanghui and KCS transactions.

(Income) loss from Equity Method Investments

	Three Months Ended
	July 28, 2013	July 29, 2012	% Change
	(in millions)
CFG	$(0.1)	$(0.1)	—%
Mexican joint ventures	3.0	0.4	(650)
All other equity method investments	(1.2)	(1.0)	20
(Income) loss from equity method investments	$1.7	$(0.7)	(343)%

The decline in profitability of our Mexican joint ventures was largely driven by unfavorable foreign currency transaction losses.

Interest expense

	Three Months Ended
	July 28, 2013	July 29, 2012	% Change
	(in millions)
Interest expense	$41.8	$42.5	(2)%

Income tax expense

	Three Months Ended
	July 28, 2013	July 29, 2012
	(in millions)
Income tax expense	$16.0	$27.6
Effective tax rate	29%	31%

The decline in income tax expense is attributable to the decrease in pre-tax profitability.

Segment Results
The following information reflects the results from each respective segment prior to the elimination of inter-segment sales.
Pork Segment

	Three Months Ended
	July 28, 2013	July 29, 2012	% Change
	(in millions, unless indicated otherwise)
Sales:
Fresh pork (1)	$1,363.4	$1,261.0	8%
Packaged meats	1,487.0	1,338.6	11
Total	$2,850.4	$2,599.6	10%

Operating profit (loss): (2)
Fresh pork (1)	$(36.5)	$(12.0)	(204)%
Packaged meats	97.9	130.6	(25)
Total	$61.4	$118.6	(48)%

Sales volume:
Fresh pork			4%
Packaged meats			2%
Total			4%

Average unit selling price:
Fresh pork			4%
Packaged meats			9%
Total			5%

Hogs processed			4%

Average domestic live hog prices (per hundredweight) (3)	$70.66	$66.47	6%
——————————————

(1)	Includes by-products and rendering.

(2)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.

(3)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market.
In addition to the information provided in the table above, the following items explain the significant changes in Pork segment sales and operating profit:

▪	Sales were positively impacted by higher slaughter volumes and weights, solid demand for pork in the U.S., which drove pork prices higher, and the acquisition of KCS.

▪
Fresh pork operating margin decreased to a loss of $5 per head from a loss of $2 per head as sales margins were adversely impacted by weakness in certain export markets. The first quarter is historically the most difficult time of the year for fresh pork.

▪	Packaged meats operating margin decreased to $.16 per pound from a record $.21 per pound as a result of higher raw material costs, particularly bellies.

Hog Production Segment

	Three Months Ended
	July 28, 2013	July 29, 2012	% Change
	(in millions, unless indicated otherwise)
Sales	$872.4	$728.8	20%
Operating profit	$66.5	$23.1	188%

Head sold	3.84	3.62	6%

Average domestic live hog prices (per hundredweight) (1)	$70.66	$66.47	6%
Raising costs (per hundredweight) (2)	$68.15	$66.93	2%
——————————————

(1)	Represents the average live hog market price as quoted by the Iowa-Southern Minnesota hog market. These prices do not reflect premiums we receive or the impact of hedging on our actual sales price.

(2)
Includes the effects of grain derivative contracts designated in hedging relationships. Does not include the effects of grain derivative contracts that are not designated in hedging relationships for accounting purposes.

In addition to the information provided in the table above, the following items explain the significant changes in Hog Production segment sales and operating profit:

▪	Sales and operating profit were positively impacted by higher sales volumes and higher live hog market prices.

▪	Sales and operating profit were positively impacted by higher sales premiums for ractopamine-free hogs and improvements in productivity resulting from the cost savings initiative.

▪	Raising costs increased as a result of higher priced feed.

International Segment

	Three Months Ended
	July 28, 2013	July 29, 2012	% Change
	(in millions)
Sales:
Poland	$299.2	$273.3	9%
Romania	70.9	63.5	12
United Kingdom	19.1	20.9	(9)
Eliminations	(13.2)	(10.9)	(21)
Total	$376.0	$346.8	8%

Operating profit (loss):
Poland	$3.9	$14.1	(72)%
Romania	2.2	4.9	(55)
United Kingdom	0.5	(0.4)	225
Other (1)	(4.7)	(2.8)	(68)
Total	$1.9	$15.8	(88)%

Poland: (2)
Sales volume			22%
Average unit selling price (3)			(12)%
Hogs processed			19%
Raising costs (per hundredweight)			13%

Romania: (2)
Sales volume			—%
Average unit selling price (3)			8%
Hogs processed			3%
Raising costs (per hundredweight)			12%
——————————————

(1)	Includes the results from our equity method investments in Mexico and our investment in CFG.

(2)	Percentages computed based on local currency amounts.

(3)	Excludes the sale of live hogs
In addition to the information provided in the table above, the following items explain the significant changes in International segment sales and operating profit:

▪
Sales volumes in our Polish operations increased primarily due to a 19% increase in hogs processed. Higher volumes of lower value by-products that resulted from more processed hogs effectively diminished the overall average unit selling price in the current year. Higher hog raising costs negatively impacted operating profit in Poland.

▪	Sales and operating profit in Romania benefitted from significantly higher sales prices, but profitability declined as a result of substantially higher hog feed costs.

▪	Results from our Mexican joint ventures decreased by $2.6 million primarily due to unfavorable foreign currency transaction losses.

Corporate Segment

	Three Months Ended
	July 28, 2013	July 29, 2012	% Change
	(in millions)
Operating loss	$(32.5)	$(25.7)	(26)%

Operating results in the corporate segment declined primarily due to acquisition related expenses incurred in connection with the Shuanghui and KCS transactions.
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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of July 28, 2013, our liquidity position was approximately $1.0 billion, comprised of $823.2 million in availability under our credit facilities and $192.8 million in cash and cash equivalents.
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
Credit Facilities

	July 28, 2013
Facility	Capacity	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available

Inventory Revolver	$1,025.0	$—	$(275.0)	$750.0
Securitization Facility	275.0	(88.6)	(170.0)	16.4
International facilities	143.4	—	(86.6)	56.8
Total credit facilities	$1,443.4	$(88.6)	$(531.6)	$823.2

Cash Flows
Operating Activities

	Three Months Ended
	July 28, 2013	July 29, 2012
	(in millions)
Net cash flows from operating activities	$13.1	$67.3

The following items explain the significant changes in cash flows from operating activities:

▪	Cash paid for domestic grain and other feed ingredients increased approximately $117 million.

▪	In fiscal 2014, we paid $5.4 million for the settlement of derivative contracts and for margin requirements compared to $67.9 million received in fiscal 2013.

▪	Cash paid to outside hog suppliers increased approximately $33 million due to a 6% increase in domestic live hog market prices.

▪	Cash received from customers increased significantly due to increased sales.
Investing Activities

	Three Months Ended
	July 28, 2013	July 29, 2012
	(in millions)
Capital expenditures	$(76.4)	$(61.2)
Acquisitions, net of cash acquired	(32.8)	—
Net expenditures from breeding stock transactions	(5.6)	(6.5)
Proceeds from the sale of property, plant and equipment	1.5	6.5
Advance note	(10.0)	—
Net cash flows from investing activities	$(123.3)	$(61.2)

The following items explain the significant investing activities for the three months ended July 28, 2013 and July 29, 2012:
Fiscal 2014

▪
Capital expenditures primarily related to plant and hog farm improvement projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

▪	We paid $32.8 million, net of cash acquired, for a 50% interest in KCS.

▪	We advanced $10.0 million to the seller of KCS in exchange for a promissory note, which is secured by the remaining membership interests in KCS held by the seller.
Fiscal 2013

▪
Capital expenditures included $21.3 million related to our Kinston, North Carolina plant expansion project. The remaining capital expenditures primarily related to plant and hog farm improvement projects.

Financing Activities

	Three Months Ended
	July 28, 2013	July 29, 2012
	(in millions)
Proceeds from the issuance of long-term debt	$—	$24.2
Principal payments on long-term debt and capital lease obligations	(457.2)	(4.2)
Net proceeds from revolving credit facilities and notes payable	449.0	6.5
Repurchase of common stock	—	(145.3)
Other	—	0.2
Net cash flows from financing activities	$(8.2)	$(118.6)

The following items explain the significant financing activities for the three months ended July 28, 2013 and July 29, 2012:
Fiscal 2014

▪	In July 2013, we repaid the outstanding principal balance on our 4% senior unsecured convertible notes totaling $400.0 million.

▪	In May 2013, we repaid the remaining outstanding principal amount on our 7.75% senior unsecured notes totaling $55.0 million.

▪	We drew $275.0 million on our Inventory Revolver and $170.0 million on our Securitization Facility to repay the aforementioned notes and for working capital needs.
Fiscal 2013

▪	We repurchased 7,421,231 shares of our common stock for $145.3 million as part of the Share Repurchase Program, which is more fully explained under "Additional Matters Affecting Liquidity."
Interest Rate Spread
As of July 28, 2013, the interest rates on borrowings under the Inventory Revolver and the Securitization Facility were LIBOR plus 3.25% and the lender's cost of funds of 0.22% plus 1.15%, respectively. The Inventory Revolver interest rate spread is based on a pricing-level grid in the agreement and determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement, dated as of June 9, 2011, among the Company, specified subsidiaries of the Company, Rabobank Nederland, New York Branch, as Administrative Agent, specified lenders, and the other specified agents and arrangers, as amended).
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
As of July 28, 2013, we continued to guarantee $9.9 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. This guaranty may remain in place until the leases expire through February 2022.

Additional Matters Affecting Liquidity
Capital Projects
We anticipate annual capital expenditures in the range of $300 million to $350 million over the next several years to upgrade facilities with new machinery and equipment in order to improve our competitive cost structure and achieve least cost and best in class operations. These capital expenditures are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
Share Repurchase Program
In June 2012 (fiscal 2013), we announced that our board of directors had approved a new share repurchase program authorizing us to buy up to $250.0 million of our common stock over the next 24 months in addition to the $250.0 million authorized during fiscal 2012 (Share Repurchase Program). In July 2012 (fiscal 2013), our board of directors approved an increase of $100.0 million to the authorized amount under the Share Repurchase Program. Share repurchases may be made on the open market, or in privately negotiated transactions. The number of shares repurchased, and the timing of any buybacks, will depend on corporate cash balances, business and economic conditions, and other factors, including investment opportunities. The program may be discontinued at any time. The Merger Agreement generally prohibits the Company from repurchasing any of its shares prior to completion of the Merger.
Since the inception of the Share Repurchase Program in June 2011 (fiscal 2012) and through July 28, 2013, we have repurchased 28,244,783 shares of our common stock for $575.9 million, including related fees. As of July 28, 2013, we had approximately 24.5 million available for future repurchases under the Share Repurchase Program.
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
Definitive Merger Agreement

The Merger Agreement contains certain termination rights for the Company and Shuanghui. Upon termination of the Merger Agreement under specified customary circumstances, the Company will be required to pay Shuanghui a termination fee. If the Merger Agreement is terminated in connection with the Company entering into an alternative acquisition agreement in respect of a superior proposal or making a change of recommendation, or in certain other customary circumstances, the termination fee payable by the Company to Shuanghui will be $175.0 million. The Merger Agreement also provides that Shuanghui will be required to pay the Company a reverse termination fee of $275.0 million (which is not exclusive in the case of a willful breach by Shuanghui) if the Merger Agreement is terminated under certain circumstances in connection with a willful breach by Shuanghui, termination primarily caused by the failure to obtain required U.S. or foreign antitrust or other regulatory approvals (other than the Committee on Foreign Investment in the United States), or termination as a result of the failure by Shuanghui to receive the proceeds of its committed debt financing and consummate the Merger.
On July 31, 2013, Merger Sub issued $500.0 million aggregate principal amount of 5.25% senior notes due August 1, 2018 and $400.0 million aggregate principal amount of 5.875% senior notes due August 1, 2021 (together, the Merger Sub Notes) as part of the financing for the acquisition of the Company. Upon the consummation of the Merger and release of the proceeds from escrow, the Merger Sub Notes will become unsecured obligations of the Company ranking equally in right of payment with all of our existing and future senior unsecured indebtedness. As a result, our cash interest payments are expected to increase significantly in future periods.

Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the three months ended July 28, 2013, margin deposits posted by us ranged from $29.6 million to $80.7 million. The average daily amount on deposit with brokers during the three months ended July 28, 2013 was $54.8 million. As of July 28, 2013, the net amount on deposit with brokers was $80.7 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our experience and our understanding of the current facts and circumstances. Actual results could differ from those estimates. There have been no significant updates to our critical accounting policies and estimates described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013.
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These risks and uncertainties include, but are not limited to: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, the failure to receive, on a timely basis or otherwise, approval of the Merger proposal by the Company's shareholders or the approval of government or regulatory agencies with regard to the Merger, the failure of one or more conditions to the closing of the Merger Agreement to be satisfied, the failure of Shuanghui to obtain the necessary financing in connection with the Merger Agreement, the amount of the costs, fees, expenses and charges related to the Merger Agreement or Merger, risks arising from the Merger's diversion of management's attention from our ongoing business operations, risks that our stock price may decline significantly if the Merger is not completed, the ability of the Company to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the completion of the Merger, the availability and prices of live hogs, feed ingredients (including corn), raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, adverse weather conditions, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations, and other risks and uncertainties described under Part I, Item 1A. “Risk Factors” in Smithfield's Annual Report on Form 10-K for the fiscal year ended April 28, 2013. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For complete quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013. The following table presents the sensitivity of the fair value of our open commodity contracts and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of July 28, 2013 and April 28, 2013.

	July 28, 2013	April 28, 2013
	(in millions)
Grains	$27.1	$38.1
Livestock	21.6	12.7
Energy	4.5	5.4
Foreign currency	7.6	5.0

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of July 28, 2013. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of July 28, 2013.
There were no changes in our internal control over financial reporting during our first quarter of fiscal 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Other than the following matters, there have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013, nor have any significant new matters arisen during the three months ended July 28, 2013.
North Carolina Nuisance Litigation

On July 30, 2013, five complaints were filed in the Superior Court of Wake County, North Carolina by 135 individual plaintiffs against Smithfield, our wholly owned subsidiary, Murphy-Brown, and various individuals and entities who are alleged to own or operate farms under contract with Murphy-Brown. Alderman, et al. v. Smithfield Foods, Inc., et al., involves allegations brought by 20 plaintiffs alleged to reside in Duplin County, North Carolina against Smithfield, Murphy-Brown, and two additional defendants representing two independent growers and their farms. Aultman, et al. v. Smithfield Foods, Inc., et al., involves allegations brought by 23 plaintiffs alleged to reside in Duplin County, North Carolina against Smithfield, Murphy-Brown, and five additional defendants representing four independent growers and their farms and one Company-owned farm. Best, et al. v. Smithfield Foods, Inc., et al., involves allegations brought by 25 plaintiffs alleged to reside in Wilson County, North Carolina against Smithfield, Murphy-Brown, and one additional defendant representing one independent grower and its farm. Blanks, et al. v. Smithfield Foods, Inc., et al., involves allegations brought by 26 plaintiffs alleged to reside in Bladen County, North Carolina against Smithfield, Murphy-Brown, and three additional defendants representing two independent growers and their farms and one Company-owned farm. Bordeaux, et al. v. Smithfield Foods, Inc., et al., involves allegations brought by 41 plaintiffs alleged to reside in Duplin County, North Carolina against Smithfield, Murphy-Brown, and four additional defendants representing two independent growers and their farms.

On August 27, 2013, a sixth complaint, titled Cromartie, et al. v. Smithfield Foods, Inc., et al., was transmitted to the Superior Court of Wake County, North Carolina for filing by 32 plaintiffs alleged to reside in Bladen County, North Carolina against Smithfield, Murphy-Brown, and five additional defendants representing two independent growers and their farms and two Company-owned farms. On August 28, 2013, a seventh complaint, titled Bannerman, et al. v. Smithfield Foods, Inc., et al., was transmitted to the Superior Court of Wake County, North Carolina for filing by 14 plaintiffs alleged to reside in Duplin County, North Carolina against Smithfield, Murphy-Brown, and ten additional defendants representing six independent growers and their farms and three Company-owned farms. All seven complaints include causes of action for temporary nuisance, negligence, and negligent entrustment and seek recovery of an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and pre- and post-judgment interest. Defendants are in the process of preparing responsive pleadings in all seven cases.

All seven complaints stemmed from requests for pre-litigation mediation of farm nuisance disputes filed in early July 2013 in Wake County, North Carolina. Plaintiffs' counsel have filed pre-litigation mediation notices on behalf of approximately 500 additional claimants who have not filed complaints. Approximately 300 additional potential claimants have threatened to bring claims but not initiated any formal legal process. The Company believes that the allegations are unfounded and intends to defend the suits vigorously.

Legal Proceedings Regarding the Merger

On June 21, 2013, a putative class action was filed in the United States District Court Eastern District of Virginia (Payne v. Smithfield Foods, et al., 1:13-cv-00761-LMB-IDD) against the Company, certain of its officers and directors, and Merger Sub. The complaint alleges that the Company officers and directors named in the suit breached their fiduciary duties to the Company's shareholders in connection with the Merger, that the Company and Merger Sub aided and abetted in that breach, and that all defendants violated Rule 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff seeks an injunction (or, if the Merger is consummated, rescission or rescissory damages) and costs and disbursements, including reasonable attorneys' and experts' fees. The lawsuit is in its early stages and no significant developments have occurred. The Company believes the lawsuit is without merit and intends to vigorously defend against the complaint's allegations.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 29, 2013 to May 28, 2013	—		n/a	n/a	$24,490,059
May 29, 2013 to June 28, 2013	10,838	(2)	$33.02	n/a	$24,490,059
June 29, 2013 to July 28, 2013	—		n/a	n/a	$24,490,059
Total	10,838		$33.02	n/a	$24,490,059
——————————————

(1)
On June 16, 2011, we announced that our board of directors had approved a share repurchase program authorizing the Company to buy up to $150,000,000 of its common stock. In September 2011, our board of directors approved a $100,000,000 increase to the authorized amount. In June 2012 and July 2012, our board of directors approved an increase in the authorized amount of $250,000,000 and $100,000,000, respectively. This share repurchase program expires on June 13, 2014. The Merger Agreement discussed in "Part 1 - Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations - Definitive Merger Agreement" generally prohibits the Company from repurchasing any of its shares prior to the completion of the Merger.

(2)
Purchases of 10,838 shares were made in open market transactions by Wells Fargo, as trustee, and these 10,838 shares are held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit 2.1	—
Agreement and Plan of Merger, dated as of May 28, 2013, by and among Shuanghui International Holdings Limited, Sun Merger Sub, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2013).

Exhibit 3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on December 6, 2012).
Exhibit 3.2	—	Bylaws of the Company, as amended, effective June 16, 2010 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the SEC on June 18, 2010).
Exhibit 4.1	—	Amendment No. 1 to First Supplemental Indenture, dated as of July 8, 2013, between the Company and U.S. Bank National Association, as Trustee (filed herewith).
Exhibit 10.1	—
Escrow Agreement, dated as of May 28, 2013, by and among Shuanghui International Holdings Limited, Rotary Vortex Limited, Smithfield Foods, Inc. and Bank of China, New York Branch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2013).

Exhibit 10.2	—
Amendment No. 1 to Smithfield Foods, Inc. Change in Control Executive Severance Plan, dated May 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 4, 2013).

Exhibit 10.3	—
Amendment No. 2 to Amended and Restated Receivables Sales Agreement, dated as of May 31, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., Smithfield of Canada, Ltd., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats LLC, Smithfield Specialty Foods Group, LLC, American Skin Food Group, LLC and Smithfield Receivables Funding LLC (incorporated by reference to Exhibit 10.12(c) to the Company's Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.4	—
Amendment No. 1 to Amended and Restated Credit and Security Agreement, dated as of May 31, 2013, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party to the Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.13(b) to the Company's Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.5	—
Waiver No. 1 to Amended and Restated Receivables Sale Agreement and Amended and Restated Credit and Security Agreement, dated as of July 12, 2013, by and among the Company, SFFC, Inc., Farmland Foods, Inc., Smithfield of Canada, Ltd., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats LLC, Smithfield Specialty Foods Group, LLC, American Skin Food Group, LLC, Smithfield Receivables Funding LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, Letter of Credit Issuer and a Committed Lender, and Nieuw Amsterdam Receivables Corporation, as a Conduit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 15, 2013).

Exhibit 10.6	—
Consent Letter of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent and sole Lender, dated July 12, 2013, related to the Amended and Restated Term Loan Agreement, dated as of August 31, 2012 (as amended by that certain First Amendment to Amended and Restated Term Loan Agreement dated as of January 31, 2013), among the Company, certain subsidiaries of the Company that may from time to time be party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 15, 2013).

Exhibit 10.7	—
Consent and Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 12, 2013, among the Company, the subsidiaries of the Company party thereto, the banks and other lending institutions party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 15, 2013).

Exhibit 10.8	—
Letter of Credit Agreement, dated as of July 12, 2013, between the Company and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Issuer (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 15, 2013).

Exhibit 10.9	—	Certain Compensation for Named Executive Officers for Fiscal 2014 (filed herewith).
Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2	—
Certification of Robert W. Manly, IV, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 101	—
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 28, 2013, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

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
Date: September 6, 2013