Form 10-Q
period 2013-10-27
SMITHFIELD FOODS INC
filed 2013-12-06
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2013

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

At November 29, 2013, 1,000 shares of the registrant's Common Stock (no par value per share) were outstanding.

SMITHFIELD FOODS, INC.
TABLE OF CONTENTS

		PAGE
	PART I-FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Consolidated Condensed Statements of Income—September 27, 2013 to October 27, 2013 (Successor); July 29, 2013 to September 26, 2013 (Predecessor); April 29, 2013 to September 26, 2013 (Predecessor); and Three and Six Months Ended October 28, 2012 (Predecessor)	3

	Consolidated Condensed Statements of Comprehensive Income—September 27, 2013 to October 27, 2013 (Successor); July 29, 2013 to September 26, 2013 (Predecessor); April 29, 2013 to September 26, 2013 (Predecessor); and Three and Six Months Ended October 28, 2012 (Predecessor)	4

	Consolidated Condensed Balance Sheets—October 27, 2013 (Successor) and April 28, 2013 (Predecessor)	5

	Consolidated Condensed Statements of Cash Flows—September 27, 2013 to October 27, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor); and Six Months Ended October 28, 2012 (Predecessor)	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

	PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		43

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions and unaudited)

	Successor	Predecessor
	September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended
			October 28, 2012

Sales	$1,139.1	$2,286.2	$3,225.8
Cost of sales	1,046.8	2,101.0	2,848.5
Gross profit	92.3	185.2	377.3
Selling, general and administrative expenses	63.4	140.5	205.7
Merger related costs	20.7	14.0	—
Income from equity method investments	(1.2)	(1.2)	(6.7)
Operating profit	9.4	31.9	178.3
Interest expense	31.1	22.8	41.5
Loss on debt extinguishment	—	—	120.7
(Loss) income before income taxes	(21.7)	9.1	16.1
Income tax (benefit) expense	(5.1)	(3.3)	5.2
Net (loss) income	$(16.6)	$12.4	$10.9

	Successor	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 28, 2012

Sales	$1,139.1	$5,679.5	$6,317.1
Cost of sales	1,046.8	5,190.1	5,607.6
Gross profit	92.3	489.4	709.5
Selling, general and administrative expenses	63.4	341.7	406.8
Merger related costs	20.7	18.0	—
(Income) loss from equity method investments	(1.2)	0.5	(7.4)
Operating profit	9.4	129.2	310.1
Interest expense	31.1	64.6	84.0
Loss on debt extinguishment	—	—	120.7
(Loss) income before income taxes	(21.7)	64.6	105.4
Income tax (benefit) expense	(5.1)	12.7	32.8
Net (loss) income	$(16.6)	$51.9	$72.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Successor	Predecessor
	September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended
			October 28, 2012

Net (loss) income	$(16.6)	$12.4	$10.9

Other comprehensive income (loss), net of tax:
Foreign currency translation	27.9	12.6	49.5
Pension accounting	—	6.0	8.0
Hedge accounting	(4.3)	(7.0)	(28.9)
Total other comprehensive income	23.6	11.6	28.6

Comprehensive income	$7.0	$24.0	$39.5

	Successor	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 28, 2012

Net (loss) income	$(16.6)	$51.9	$72.6

Other comprehensive income (loss), net of tax:
Foreign currency translation	27.9	16.9	(34.6)
Pension accounting	—	15.1	16.2
Hedge accounting	(4.3)	(34.0)	30.3
Total other comprehensive income (loss)	23.6	(2.0)	11.9

Comprehensive income	$7.0	$49.9	$84.5
See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data, and unaudited)

	Successor	Predecessor
	October 27, 2013	April 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$134.1	$310.6
Accounts receivable, net	808.2	663.2
Inventories	2,527.8	2,348.3
Prepaid expenses and other current assets	210.1	229.7
Total current assets	3,680.2	3,551.8

Property, plant and equipment, net	2,750.6	2,298.4
Goodwill	1,601.8	782.4
Investments	499.8	532.4
Intangible assets, net	1,406.3	390.4
Other assets	175.9	161.0
Total assets	$10,114.6	$7,716.4

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$63.1	$676.1
Accounts payable	518.7	429.1
Accrued expenses and other current liabilities	618.0	641.0
Total current liabilities	1,199.8	1,746.2

Long-term debt and capital lease obligations	3,376.1	1,829.2
Other liabilities	1,321.5	1,030.6

Redeemable noncontrolling interests	47.2	12.7

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares (Predecessor)	—	—
Common stock, no par value, 1,000 shares authorized; 1,000 issued and outstanding (Successor)	—	—
Common stock, $.50 par value, 500,000,000 authorized shares; 138,919,056 issued and outstanding (Predecessor)	—	69.5
Additional paid-in capital	4,162.4	1,389.9
Stock held in trust	—	(68.8)
Retained (losses) earnings	(16.6)	2,322.6
Accumulated other comprehensive income (loss)	23.6	(616.2)
Total shareholders’ equity	4,169.4	3,097.0
Noncontrolling interests	0.6	0.7
Total equity	4,170.0	3,097.7
Total liabilities and equity	$10,114.6	$7,716.4

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Successor	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 28, 2012

Cash flows from operating activities:
Net (loss) income	$(16.6)	$51.9	$72.6
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	18.0	106.5	117.7
(Income) loss from equity method investments	(1.2)	0.5	(7.4)
Impact of inventory fair value step-up on cost of sales	24.8	—	—
Pension expense	4.0	44.8	48.0
Pension contributions	—	(9.7)	(8.6)
Changes in operating assets and liabilities and other, net	(70.9)	(219.8)	(412.8)
Net cash flows from operating activities	(41.9)	(25.8)	(190.5)

Cash flows from investing activities:
Acquisition of Smithfield Foods, Inc. common stock	(4,896.6)	—	—
Capital expenditures	(13.8)	(139.8)	(127.7)
Business acquisitions, net of cash acquired	—	(32.8)	(23.1)
Net proceeds (expenditures) from breeding stock transactions	2.1	(5.3)	(13.4)
Proceeds from the sale of property, plant and equipment	1.3	1.7	10.7
Advance note	—	(10.0)	—
Net cash flows from investing activities	(4,907.0)	(186.2)	(153.5)

Cash flows from financing activities:
Net proceeds from equity contribution	4,162.1	—	—
Proceeds from the issuance of long-term debt	900.0	—	1,019.2
Principal payments on long-term debt and capital lease obligations	(200.5)	(458.7)	(711.4)
Proceeds from Securitization Facility	—	170.0	—
Payments on Securitization Facility	—	(50.0)	—
Net (payments) proceeds from revolving credit facilities	(11.0)	490.3	66.7
Repurchase of common stock	—	—	(212.3)
Debt issuance cost and other	(20.1)	0.1	(17.9)
Net cash flows from financing activities	4,830.5	151.7	144.3

Effect of foreign exchange rate changes on cash	2.0	0.2	(1.0)
Net change in cash and cash equivalents	(116.4)	(60.1)	(200.7)
Cash and cash equivalents at beginning of period	250.5	310.6	324.3
Cash and cash equivalents at end of period	$134.1	$250.5	$123.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Organization
Smithfield Foods, Inc., together with its subsidiaries ("Smithfield," "the Company,” “we,” “us” or “our”), is the largest hog producer and pork processor in the world. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We conduct our operations through four reportable segments: Pork, Hog Production, International and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments.
On September 26, 2013 (the Merger Date), pursuant to the Agreement and Plan of Merger dated May 28, 2013 (the Merger Agreement) with Shuanghui International Holdings Limited, a corporation formed under the laws of the Cayman Islands (Shuanghui), the Company merged with Sun Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of Shuanghui (the Merger Sub), in a transaction hereinafter referred to as the Merger. As a result of the Merger, the Company survived as a wholly owned subsidiary of Shuanghui. See Note 2—Merger and Acquisition for further information on the Merger.
Basis of Presentation
The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 805, Business Combinations. Shuanghui's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Accordingly, the interim consolidated condensed financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.
Successor—The consolidated financial statements as of October 27, 2013, and for the period from September 27, 2013 through October 27, 2013, include the accounts of the Company subsequent to the closing of the Merger on September 26, 2013.
Predecessor—The consolidated condensed financial statements of the Company prior to the Merger on September 26, 2013.
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
Recently Issued Accounting Pronouncements
In July 2013, FASB issued guidance on the financial statement presentation of certain unrecognized tax benefits when a net operating loss carryforward, similar tax loss or tax credit carryforward exists. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The guidance is not currently effective for us and has not been applied in this Form 10-Q.

NOTE 2:	MERGER AND ACQUISITION
Shuanghui Merger
On May 28, 2013, we entered into the Merger Agreement with Shuanghui and the Merger Sub. The Merger was consummated on September 26, 2013, and as a result, Merger Sub merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Shuanghui. Upon completion of the Merger, Shuanghui acquired all outstanding shares of Smithfield and the Company's shareholders received $34.00 in cash (the Merger Consideration) for each share of common stock held prior to the effective time of the Merger. Additionally, all outstanding stock-based compensation awards, both vested and unvested, were converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any. The total consideration paid in connection with the Merger was approximately $4.9 billion.
On July 31, 2013, the Merger Sub issued $500.0 million aggregate principal amount of 5.25% senior notes due August 1, 2018 and $400.0 million aggregate principal amount of 5.875% senior notes due August 1, 2021 (together, the Merger Sub Notes). The Merger Sub incurred $20.4 million in transaction fees in connection with issuance of the Merger Sub Notes, which are being amortized over the life of the Merger Sub Notes. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of the Merger Sub, including the Merger Sub's obligations under the Merger Sub Notes. Proceeds from the Merger Sub Notes were held in escrow prior to the Merger Date and used in funding the Merger. The proceeds were used to fund a portion of the total consideration paid, repay certain outstanding debt of the Company and pay certain transaction fees associated with the Merger.
Shuanghui is the majority shareholder of Henan Shuanghui Investment & Development Co., which is China's largest meat processing enterprise and China's largest publicly traded meat products company as measured by market capitalization. Shuanghui is a pioneer in the Chinese meat processing industry with over 30 years of history. Shuanghui's businesses include hog production, meat processing, fresh meat and packaged meats production and distribution. The merging of Shuanghui's distribution network with our strong management team, leading brands and vertically integrated model will allow us to provide high-quality, competitively priced and safe U.S. meat products to consumers in markets around the world.
Shuanghui's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. The preliminary allocation of consideration to the assets acquired and liabilities assumed by Shuanghui in the Merger reflects preliminary fair value estimates based on management's analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the Merger Date.

The following is a summary of the preliminary allocation of the total purchase consideration to the estimated fair values of our assets acquired, liabilities assumed and noncontrolling interests by Shuanghui in the transaction:

(in millions)
Cash and cash equivalents	$250.5
Accounts receivable	764.8
Inventories	2,506.9
Prepaid expenses and other current assets	215.0
Property, plant and equipment	2,743.7
Goodwill	1,601.8
Investments	495.5
Intangible assets	1,403.0
Other assets	171.2
Assets acquired by Shuanghui	10,152.4

Current portion of long-term debt and capital lease obligations	239.1
Accounts payable	535.3
Accrued expenses and other current liabilities	576.2
Long-term debt and capital lease obligations	2,509.1
Other liabilities	1,341.5
Liabilities assumed by Shuanghui	5,201.2

Redeemable noncontrolling interests and noncontrolling interests	48.2
Total purchase consideration	$4,903.0
Accounts receivable and accounts payable, as well as certain other current and non-current assets and liabilities, were valued at their existing carrying values as they approximated fair value of those items at the time of the Merger, based on management's judgments and estimates.
Inventories were valued using a net realizable value approach with the exception of manufacturing supplies and other inventories, which were valued using the replacement cost approach.
Property, plant and equipment have been valued using a combination of the market approach and the indirect cost approach which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors.
Intangible assets acquired include trademarks, customer relations assets, contractual relationships and rights with fair values of $1.3 billion, $55.0 million, $40.0 million and $3.0 million, respectively. The customer relations assets, contractual relationships and rights will be amortized over useful lives of 14 years, 17 years and 12 years, respectively. The trademarks are not subject to amortization.
Trademarks have been valued using the relief from royalty method. We utilized a bottoms-up approach to assess the appropriate royalty rates for trade names focused on consideration of the profitability of each trade name, the implied premium margin earned on branded versus private label sales of similar products for each trade name, market studies, and third-party comparable licensing agreements.
Customer relations assets were determined using the multi-period excess earnings methodology utilizing our forecasted metrics and/or a market participant distributor model.
Contractual relationships were valued based on the time and associated costs that would be required to recreate the existing relationships in addition to the lost profits over this time period using the avoided costs or lost profits method. Rights were also valued using an avoided costs or lost profits method.

The benefit obligation for both our qualified and non-qualified defined benefit pension plans was remeasured as of the Merger Date with the assistance of an independent third-party actuary.
Existing long-term debt assumed in the Merger was fair valued based on quoted market prices. Long-term debt assumed included our outstanding 6.625% senior unsecured notes due August 2022 (the 2022 Notes) and our outstanding 7.75% senior unsecured notes due July 2017 (the 2017 Notes).
Deferred income tax assets and liabilities as of the acquisition date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and the liabilities assumed as a result of the Merger and their tax basis.
Goodwill reflects the amount of the total consideration paid that exceeded the fair value of the identifiable assets acquired, liabilities assumed and noncontrolling interests. Goodwill recognized as a result of the Merger has not been allocated to our reportable segments as of October 27, 2013. The amount of goodwill relating to the Merger that is expected to be deductible for tax purposes has not yet been determined.
In connection with the Merger, we incurred $20.7 million and $18.0 million of professional fees during the Successor and Predecessor periods, respectively. These fees are recognized in merger related costs on the consolidated condensed statements of income. In addition, the Merger Sub deferred $17.3 million of debt issuance costs for a financing arrangement. We recognized these deferred costs in interest expense during the Successor period upon termination of the financing arrangement following the Merger. All of these charges are reflected in the results of our Corporate segment.
The following unaudited pro forma financial data summarizes the Company's results of operations as if the Merger had occurred as of April 29, 2012. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the Merger been consummated on April 29, 2012.

	Three Months Ended		Six Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
		(in million)
Sales	$3,425.3	$3,225.8	$6,818.6	$6,317.1
Net income	$57.3	$29.8	$115.9	$86.4
The most significant pro forma adjustments were to reflect the impact of fair value step-ups of both assets and liabilities (e.g., inventory, property, plant and equipment, long-term debt) and fees and expenses related to the Merger noted above.
Kansas City Sausage Company, LLC
In May 2013, we acquired a 50% interest in Kansas City Sausage Company, LLC (KCS) for $36.0 million in cash. Upon closing, in addition to the cash purchase price, we advanced $10.0 million to the seller in exchange for a promissory note, which is secured by the remaining membership interests in KCS held by the seller (the Advance Note). The Advance Note was recorded in other assets in the consolidated condensed balance sheet. Additionally, we entered into a revolving loan agreement with KCS, under which we agreed to make loans from time to time up to an aggregate principal amount of $20.0 million. The aggregate amount of any obligations incurred under the revolving loan agreement is secured by a first priority security interest in all of the assets of KCS.
KCS is a leading U.S. sausage producer and sow processor with annual revenues of approximately $200 million. The merging of KCS's low-cost, efficient operations and high-quality products with our strong brands and sales and marketing team should contribute growth in our packaged meats business. KCS operates in Des Moines, Iowa and Kansas City, Missouri. In Des Moines, KCS produces premium raw materials for sausage, as well as value-added products, including boneless hams and hides. The Kansas City plant is a modern sausage processing facility and is designed for optimum efficiency to provide retail and foodservice customers with high quality products. With our strong ongoing focus on building our packaged meats business, and with 15% of the U.S. sow population, this joint venture is a logical fit for the Company. It is expected to provide a growth platform in two key packaged meats categories — breakfast sausage and dinner sausage — and to allow us to expand our product offerings to our customers. These categories represent over $4.0 billion in industry retail and foodservice sales annually.

KCS is managed by its Board of Directors, which makes decisions that most significantly impact the economic performance of KCS. We have the right to nominate and elect the majority of the members of the Board of Directors of KCS, and based on the associated voting rights, we have determined that we have a controlling financial interest in KCS. As a result, the acquisition of our interest in KCS was accounted for in the Pork segment using the acquisition method of accounting, which requires, among other things, that assets acquired, liabilities assumed and noncontrolling interests in the acquiree be recognized at their fair values as of the acquisition date. The purchase price allocation includes assets acquired, excluding goodwill, of $39.2 million, liabilities assumed of $10.7 million, goodwill of $43.5 million and redeemable noncontrolling interest of $36.0 million.
Our initial estimate of the fair value of the noncontrolling interest was measured based on market multiples for similar companies in our industry and consideration of the terms of the acquisition, which provide the noncontrolling interest holder the right to exercise a put option at any time after the fifth anniversary of the acquisition, which would obligate us to redeem their interest. The noncontrolling interest is classified outside of equity as redeemable noncontrolling interests in the consolidated condensed balance sheet. The redemption amount is the greater of $45.0 million or the result of a computed amount based on a fixed multiple of earnings. We have elected to accrete changes in the redemption amount of the noncontrolling interest over the five year period until it becomes redeemable. If the noncontrolling interest had been redeemable as of October 27, 2013, the redemption amount would have been $45.0 million.

NOTE 3:	INVENTORIES
Inventories consist of the following:

	Successor	Predecessor
	October 27, 2013	April 28, 2013
	(in millions)
Livestock	$1,169.6	$1,113.5
Fresh and packaged meats	1,129.1	960.8
Grains	112.7	162.0
Manufacturing supplies	65.3	57.7
Other	51.1	54.3
Total inventories	$2,527.8	$2,348.3

NOTE 4:	DERIVATIVE FINANCIAL INSTRUMENTS
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

We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counter-party under a master netting arrangement. As of October 27, 2013, prepaid expenses and other current assets included $26.0 million representing cash on deposit with brokers to cover losses on our open derivative instruments. As of October 27, 2013, we had no cash on hand to cover gains on our open derivative instruments. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counter-party agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of October 27, 2013, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counter-parties under financial instruments. Although our counter-parties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counter-parties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counter-parties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of October 27, 2013, we had credit exposure of $2.0 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, we had no credit exposure as of October 27, 2013. No significant concentrations of credit risk existed as of October 27, 2013.
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

	Assets		Liabilities
	Successor	Predecessor	Successor	Predecessor
	October 27, 2013	April 28, 2013	October 27, 2013	April 28, 2013
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$1.1	$2.5	$8.3	$73.0
Livestock contracts	—	4.1	3.4	1.1
Foreign exchange contracts	0.7	0.2	0.1	0.1
Total	1.8	6.8	11.8	74.2

Derivatives using the "mark-to-market" method:
Grain contracts	—	6.2	0.1	13.7
Livestock contracts	1.4	12.4	4.3	0.7
Energy contracts	0.4	3.1	0.3	0.6
Foreign exchange contracts	0.2	0.6	0.5	0.3
Total	2.0	22.3	5.2	15.3
Total fair value of derivative instruments	$3.8	$29.1	$17.0	$89.5
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn and soybean meal. In addition, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of October 27, 2013, we had no cash flow hedges for forecasted transactions beyond December 2014.

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
During the six months ended October 27, 2013, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	48,440,000	86,625,000	Bushels
Soybean meal	321,414	581,656	Tons
Lean hogs	86,600,000	777,360,000	Pounds
Foreign currency (1)	22,189,407	48,005,327	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following tables present the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the fiscal periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)			Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)			Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended	September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended	September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended
			October 28, 2012			October 28, 2012			October 28, 2012
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$(6.8)	$7.5	$(4.4)	$(0.1)	$(1.4)	$18.9	$(1.6)	$(0.5)	$0.7
Lean hog contracts	(0.8)	(24.6)	(1.4)	0.2	(3.2)	25.6	—	(0.8)	0.2
Foreign exchange contracts	0.7	0.6	1.6	—	(0.2)	(0.4)	—	—	—
Total	$(6.9)	$(16.5)	$(4.2)	$0.1	$(4.8)	$44.1	$(1.6)	$(1.3)	$0.9

	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 28, 2012			October 28, 2012			October 28, 2012
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$(6.8)	$3.1	$129.5	$(0.1)	$23.6	$21.6	$(1.6)	$1.3	$3.4
Lean hog contracts	(0.8)	(29.3)	(1.1)	0.2	5.9	57.8	—	(0.8)	0.3
Foreign exchange contracts	0.7	(0.4)	(0.2)	—	(0.3)	(0.6)	—	—	—
Total	$(6.9)	$(26.6)	$128.2	$0.1	$29.2	$78.8	$(1.6)	$0.5	$3.7

For the fiscal periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.

As of October 27, 2013, there were deferred net losses of $4.4 million, net of tax of $2.9 million, in accumulated other comprehensive income (loss). We expect to reclassify $1.6 million ($1.0 million net of tax) of deferred net gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the amount of unrealized gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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
During the six months ended October 27, 2013, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	—	4,130,000	Bushels
The following tables present the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the fiscal periods indicated:

	Gains (Losses) Recognized in Earnings on Derivative			Gains (Losses) Recognized in Earnings on Related Hedged Item
	Successor	Predecessor		Successor	Predecessor
	September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended	September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended
			October 28, 2012			October 28, 2012
	(in millions)			(in millions)
Commodity contracts	$—	0.1	$7.7	$—	$(0.1)	$(9.1)

	Successor	Predecessor		Successor	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 28, 2012			October 28, 2012
	(in millions)			(in millions)
Commodity contracts	$—	$0.5	$(18.7)	$—	$(0.5)	$11.2

In connection with the Merger, we closed all commodity derivative contracts on September 26, 2013. As a result, we did not recognize gain or losses during the Successor period September 27 - October 27, 2013 on closed commodity derivative contracts. We recognized gains of $2.0 million during the Predecessor period July 29 - September 26, 2013 and $1.1 million for the three months ended October 28, 2012 on closed commodity derivative contracts as the underlying cash transactions affected earnings. We recognized gains of $4.1 million during the Predecessor period April 29 - September 26, 2013, and $4.5 million for the six months ended October 28, 2012 on closed commodity derivative contracts as the underlying cash transactions affected earnings.
For fair value hedges of inventory, we elect to exclude from the assessment of effectiveness differences between the spot and futures prices. These differences are recorded directly into earnings as they occur. These differences resulted in losses of $1.2 million for the three months ended October 28, 2012 and losses of $7.5 million for the six months ended October 28, 2012. There were no fair value hedges of inventory during the six months ended October 27, 2013, and therefore no differences between spot and futures prices were recognized during the Successor period ended October 27, 2013 nor during the Predecessor period April 29 - September 26, 2013.

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
During the six months ended October 27, 2013, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	3,280,000	82,400,000	Pounds
Corn	25,000	10,115,000	Bushels
Soybean meal	—	34,145	Tons
Soybeans	—	1,220,000	Bushels
Wheat	—	750,000	Bushels
Natural gas	8,470,000	10,870,000	Million BTU
Diesel	1,764,000	3,360,000	Gallons
Foreign currency (1)	22,987,556	60,968,251	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following tables present the amount of gains and losses recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the fiscal periods indicated:

	Successor	Predecessor
	September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended
			October 28, 2012
	(in millions)
Commodity contracts	$1.7	$2.5	$17.1
Foreign exchange contracts	0.4	0.1	(0.4)
Total	$2.1	$2.6	$16.7

	Successor	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 28, 2012
	(in millions)
Commodity contracts	$1.7	$8.5	$8.9
Foreign exchange contracts	0.4	(0.2)	4.2
Total	$2.1	$8.3	$13.1

The tables above reflect gains and losses from both open and closed contracts including, among other things, gains and losses related to contracts designed to hedge price movements that occur entirely within a quarter. The tables include amounts for both realized and unrealized gains and losses. The tables are not, therefore, simple representations of unrealized gains and losses recognized in the income statement during any period presented.

NOTE 5:	INVESTMENTS
Investments consist of the following:

		Successor	Predecessor
Equity Investment	% Owned	October 27, 2013	April 28, 2013
		(in millions)
Campofrío Food Group (CFG)	37%	$349.9	$376.2
Mexican joint ventures	50%	122.1	129.6
Other	Various	27.8	26.6
Total investments		$499.8	$532.4

We record our share of earnings and losses from our equity method investments in (income) loss from equity method investments. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated condensed financial statements.
As of October 27, 2013, we held 37.8 million shares of CFG common stock. Shares of CFG are publicly traded on the Bolsa de Madrid Exchange (Madrid Exchange). Our investment in CFG contractually entitles us to two seats on CFG's 9-person board of directors, giving us the ability to exert significant influence over the strategic and operational decisions of our investee. The stock is very thinly traded on the Madrid Exchange. CFG is a closely held company, with the three largest shareholders owning approximately 74% of the outstanding shares. We are CFG's largest shareholder, with approximately a 37% interest.
As discussed in Note 2—Merger and Acquisition, we performed a preliminary allocation of the total purchase consideration from the Merger between the assets acquired and liabilities assumed by Shuanghui, including our investments. In assessing the fair value of our investment in CFG, we considered a variety of information, including CFG’s history of positive cash flows, expectations about the future cash flows of CFG, market multiples for comparable businesses, and an influence premium applied to the market price of CFG's shares on the Madrid Exchange to adjust for our contractual right to two board seats and our ability to exert significant influence over the operational and strategic decisions.
In November 2013, Mexican processed meats producer Sigma Alimentos (Sigma) announced its intention to tender for all of CFG’s outstanding shares at a bid price of €6.80 per share (the Bid Price). As part of the announcement, Sigma publicly acknowledged that it has obtained commitments to purchase approximately 44.5% of CFG's outstanding shares at the Bid Price. The Bid Price offered by Sigma was also considered in our fair value assessment discussed above. We, along with Shuanghui, are currently weighing our options and no decision has been made regarding Sigma’s offer.
(Income) loss from equity method investments consists of the following:

		Successor	Predecessor
		September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended
Equity Investment	Segment			October 28, 2012
		(in millions)
CFG (1)	International	$(0.1)	$(0.3)	$(1.3)
Mexican joint ventures	International	(1.4)	(0.9)	(5.9)
All other equity method investments	Various	0.3	—	0.5
Income from equity method investments		$(1.2)	$(1.2)	$(6.7)

		Successor	Predecessor
		September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
Equity Investment	Segment			October 28, 2012
		(in millions)
CFG (1)	International	$(0.1)	$(0.4)	$(1.4)
Mexican joint ventures	International	(1.4)	2.1	(5.5)
All other equity method investments	Various	0.3	(1.2)	(0.5)
(Income) loss from equity method investments		$(1.2)	$0.5	$(7.4)
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

NOTE 6:	DEBT
Long-term debt consists of the following:

	Successor	Predecessor
	October 27, 2013	April 28, 2013
	(in millions)
6.625% senior unsecured notes, due August 2022, including unamortized premiums of $22.0 million (Successor) and unamortized discounts of $4.7 million (Predecessor)	$1,021.6	$995.3
7.75% senior unsecured notes, due July 2017, including unamortized premiums of $56.8 million (Successor)	556.8	500.0
5.25% senior unsecured notes, due August 2018	500.0	—
5.875% senior unsecured notes, due August 2021	400.0	—
7.75% senior unsecured notes, due May 2013	—	55.0
4% senior unsecured Convertible Notes, due June 2013, including unamortized discounts of $4.1 million	—	395.9
Floating rate senior unsecured term loan, due May 2018	200.0	200.0
Floating rate senior unsecured term loan, due February 2014	—	200.0
Inventory Revolver, LIBOR plus 3.25%	485.0	—
Securitization Facility, the lender's cost of funds of 0.23% plus 1.15%	120.0	—
Various, interest rates from 0.0% to 5.20%, due February 2014 through June 2017	129.5	132.9
Total debt	3,412.9	2,479.1
Current portion	(62.0)	(675.1)
Total long-term debt	$3,350.9	$1,804.0
Debt Retirement
In September 2013, we repaid our $200.0 million floating rate unsecured term loan due in February 2014.
In May 2013, we repaid the remaining outstanding principal amount on our 7.75% senior unsecured notes totaling $55.0 million.
In July 2013, we repaid the outstanding principal amount on our 4% senior unsecured convertible notes totaling $400.0 million (Convertible Notes). As part of the settlement of the Convertible Notes, we delivered 3,894,476 shares of our common stock to the holders of the notes. Simultaneously, we exercised our call option to acquire shares of our common stock, which we entered into in connection with the original issuance of the Convertible Notes, and received 3,894,510 shares from the counter-parties. As a result, we retired 34 net shares of our common stock upon the settlement of the Convertible Notes.

Debt Assumed
On July 31, 2013, Merger Sub issued $500.0 million aggregate principal amount of 5.25% senior notes due August 1, 2018 and $400.0 million aggregate principal amount of 5.875% senior notes due August 1, 2021 (together, the Merger Sub Notes) as part of the financing for the acquisition of the Company. Upon the consummation of the Merger and release of the proceeds from escrow, the Merger Sub Notes became unsecured obligations of the Company ranking equally in right of payment with all of our existing and future senior unsecured indebtedness.
Working Capital Facilities
As of October 27, 2013, we had aggregate credit facilities and credit lines totaling $1.4 billion, including an inventory-based revolving credit facility totaling $1.025 billion (the Inventory Revolver), an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility) and international credit facilities totaling $144.8 million. As of October 27, 2013, our unused capacity under these credit facilities and credit lines was $667.6 million.
As part of the Securitization Facility agreement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of October 27, 2013, the SPV held $534.6 million of accounts receivable.

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
As of October 27, 2013, we continued to guarantee $9.7 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. This guaranty may remain in place until the leases expire through February 2022.

NOTE 8:	INCOME TAXES
Our effective tax rate was 24% for the Successor period, (36)% for the Predecessor period from July 29 - September 26, 2013 and 32% for the three months ended October 28, 2012, respectively. Our effective tax rate was 20% for the Predecessor period from April 29 - September 26, 2013 and 31% for the six months ended October 28, 2012, respectively.
Taxable income relative to permanent items and the mix of income between jurisdictions for the Successor period impacted the effective tax rate.  The Predecessor periods are also impacted by income relative to permanent items for the period, the mix of income between jurisdictions, and state income tax credits.
Beginning with the Successor period, the Company, with its respective subsidiaries, is included in its U.S. parent company’s consolidated federal income tax group and consolidated income tax return. The members of the consolidated group have elected to allocate income taxes among the members of the group by the separate return method, under which the parent company credits the subsidiary for income tax reductions resulting from the subsidiary’s inclusion in the consolidated return, or the parent company charges the subsidiary for its allocated share of the consolidated income tax liability.

NOTE 9:	PENSION PLANS
The components of net periodic pension cost consist of:

	Successor	Predecessor
	September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended
			October 28, 2012
	(in millions)
Service cost	$3.3	$9.0	$11.8
Interest cost	7.2	13.0	18.7
Expected return on plan assets	(6.5)	(14.1)	(19.7)
Net amortization	—	9.9	13.2
Net periodic pension cost	$4.0	$17.8	$24.0

	Successor	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 28, 2012
	(in millions)
Service cost	$3.3	$22.6	$23.6
Interest cost	7.2	32.8	37.4
Expected return on plan assets	(6.5)	(35.4)	(39.4)
Net amortization	—	24.8	26.4
Net periodic pension cost	$4.0	$44.8	$48.0

NOTE 10:	EQUITY
Common Stock
As a result of the Merger, all outstanding common stock of the Company during the Predecessor period was acquired by Shuanghui and retired. See Note 2—Merger and Acquisition for further information on the Merger.
As a result of the Merger, all of the outstanding shares of Merger Sub were converted into 1,000 shares of common stock of the Company, no par value, and such shares are owned by a wholly-owned subsidiary of Shuanghui. There are no other shares of stock outstanding in the Company.
Stock Options and Performance Share Units
At October 27, 2013, the Company has no outstanding stock option awards or performance share units and no new equity plans have been approved by the Board of Directors.
Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss).

	Successor			Predecessor
	September 27 - October 27, 2013			July 29 - September 26, 2013			Three Months Ended
							October 28, 2012
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$28.9	$(1.0)	$27.9	$16.2	$(3.6)	$12.6	$51.5	$(2.0)	$49.5

Pension accounting:
Amortization of actuarial losses and prior service credits reclassified to cost of sales	—	—	—	3.1	(1.2)	1.9	(1.3)	0.5	(0.8)
Amortization of actuarial losses and prior service credits reclassified to SG&A	—	—	—	6.8	(2.7)	4.1	14.5	(5.7)	8.8

Hedge accounting:
Gains (losses) arising during the period	(6.9)	2.8	(4.1)	(16.5)	6.5	(10.0)	(4.2)	2.0	(2.2)
Gains reclassified to sales	(0.2)	—	(0.2)	3.2	(1.3)	1.9	(25.6)	10.0	(15.6)
Gains reclassified to cost of sales	0.1	(0.1)	—	1.4	(0.5)	0.9	(18.9)	7.4	(11.5)
Losses reclassified to SG&A	—	—	—	0.2	—	0.2	0.4	—	0.4
Total other comprehensive income (loss)	$21.9	$1.7	$23.6	$14.4	$(2.8)	$11.6	$16.4	$12.2	$28.6

	Successor			Predecessor
	September 27 - October 27, 2013			April 29 - September 26, 2013			Six Months Ended
							October 28, 2012
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$28.9	$(1.0)	$27.9	$23.3	$(6.4)	$16.9	$(38.8)	$4.2	$(34.6)

Pension accounting:
Amortization of actuarial losses and prior service credits reclassified to cost of sales	—	—	—	7.4	(2.9)	4.5	8.0	(3.1)	4.9
Amortization of actuarial losses and prior service credits reclassified to SG&A	—	—	—	17.4	(6.8)	10.6	18.5	(7.2)	11.3

Hedge accounting:
Gains (losses) arising during the period	(6.9)	2.8	(4.1)	(26.6)	10.3	(16.3)	128.2	(49.9)	78.3
Gains reclassified to sales	(0.2)	—	(0.2)	(5.9)	2.3	(3.6)	(57.8)	22.5	(35.3)
Gains reclassified to cost of sales	0.1	(0.1)	—	(23.6)	9.2	(14.4)	(21.6)	8.4	(13.2)
Losses reclassified to SG&A	—	—	—	0.3	—	0.3	0.6	(0.1)	0.5
Total other comprehensive income (loss)	$21.9	$1.7	$23.6	$(7.7)	$5.7	$(2.0)	$37.1	$(25.2)	$11.9

NOTE 11:	FAIR VALUE MEASUREMENTS
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of October 27, 2013 and April 28, 2013:

	Successor				Predecessor
	October 27, 2013				April 28, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$—	$—	$—	$—	$6.8	$—	$—	$6.8
Foreign exchange contracts	—	0.9	—	0.9	—	0.8	—	0.8
Bond securities	23.3	—	—	23.3	—	—	—	—
Certificate of deposit	20.0	—	—	20.0	—	—	—	—
Open-ended mutual funds	—	—	—	—	6.4	—	—	6.4
Insurance contracts	—	64.0	—	64.0	—	60.0	—	60.0
Total	$43.3	$64.9	$—	$108.2	$13.2	$60.8	$—	$74.0

Liabilities
Derivatives:
Commodity contracts	$7.6	$5.9	$—	$13.5	$30.5	$37.1	$—	$67.6
Foreign exchange contracts	—	0.6	—	0.6	—	0.4	—	0.4
Total	$7.6	$6.5	$—	$14.1	$30.5	$37.5	$—	$68.0

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

▪	Bond securities—Bond securities are valued at quoted market prices and are classified within Level 1.

▪	Certificate of deposit—The certificate of deposit is a bank deposit valued at cost, which approximates fair value due to the short-term maturity of the instrument, and is classified within Level 1.

▪	Open-ended mutual funds—Open-ended mutual funds are valued at their net asset value (NAV), which approximates fair value, and classified as Level 1.

▪
Insurance contracts—Insurance contracts are valued at their cash surrender value using the daily asset unit value (AUV) which is based on the quoted market price of the underlying securities and classified within Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. We had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis during the Successor and Predecessor periods presented.

Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of October 27, 2013 and April 28, 2013.

	Successor		Predecessor
	October 27, 2013		April 28, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
(in millions)
Long-term debt, including current portion	$3,505.5	$3,412.9	$2,732.9	$2,479.1

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
North Carolina Nuisance Litigation
In July, August and September 2013, 25 complaints were filed in the Superior Court of Wake County, North Carolina by 479 individual plaintiffs against Smithfield and our wholly owned subsidiary, Murphy-Brown. The complaints relate to operations on approximately 11 company-owned and 79 contract farms. All 25 complaints include causes of action for temporary nuisance, negligence, and negligent entrustment and seek recovery of an unspecified amount of compensatory and punitive damages, attorneys’ fees, costs and pre- and post-judgment interest. Smithfield and Murphy-Brown have filed Motions for Change of Venue, to Dismiss Plaintiffs’ Negligent Entrustment Claim, and for a More Definite Statement in all 25 cases.
All 25 complaints stem from requests for pre-litigation mediation of farm nuisance disputes filed in early July 2013 in Wake County, North Carolina. Plaintiffs’ counsel have filed pre-litigation mediation notices on behalf of approximately 334 additional claimants who have not filed complaints. Approximately 224 additional potential claimants have threatened to bring claims but not initiated any formal legal process. The Company believes that the claims are unfounded and intends to defend the suits vigorously.
Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1-Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013. We established a reserve estimating our expenses to defend against these and similar potential claims on the opening balance sheet. Consequently, expenses and other liabilities associated with these claims for subsequent periods will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Given that this matter is in its very preliminary stages and given the inherent uncertainty of the outcome for these and similar potential claims, we cannot estimate the reasonably possible loss or range of loss for these loss contingencies outside the expenses we will incur to defend against these claims. We will continue to review whether an additional accrual is necessary and whether we have the ability to estimate the reasonably possible loss or range of loss for these matters.

NOTE 13:	REPORTABLE SEGMENTS
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

The following tables present sales and operating profit (loss) by segment for the fiscal periods indicated:

	Successor	Predecessor
	September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended
			October 28, 2012
	(in millions)
Sales:
Segment sales—
Pork	$960.3	$1,931.6	$2,720.9
Hog Production	280.5	566.7	734.0
International	137.6	267.6	358.6
Total segment sales	1,378.4	2,765.9	3,813.5
Intersegment sales—
Pork	(3.6)	(7.5)	(12.3)
Hog Production	(232.6)	(465.7)	(568.0)
International	(3.1)	(6.5)	(7.4)
Total intersegment sales	(239.3)	(479.7)	(587.7)
Consolidated sales	$1,139.1	$2,286.2	$3,225.8

Operating profit:
Pork	$33.4	$37.1	$194.3
Hog Production	(1.5)	14.9	(32.6)
International	5.8	14.0	40.9
Corporate	(28.3)	(34.1)	(24.3)
Consolidated operating profit	$9.4	$31.9	$178.3

	Successor	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 28, 2012
	(in millions)
Sales:
Segment sales—
Pork	$960.3	$4,782.0	$5,320.5
Hog Production	280.5	1,439.1	1,462.8
International	137.6	643.6	705.4
Total segment sales	1,378.4	6,864.7	7,488.7
Intersegment sales—
Pork	(3.6)	(19.0)	(20.7)
Hog Production	(232.6)	(1,150.3)	(1,135.3)
International	(3.1)	(15.9)	(15.6)
Total intersegment sales	(239.3)	(1,185.2)	(1,171.6)
Consolidated sales	$1,139.1	$5,679.5	$6,317.1

Operating profit:
Pork	$33.4	$98.5	$312.9
Hog Production	(1.5)	81.4	(9.5)
International	5.8	15.9	56.7
Corporate	(28.3)	(66.6)	(50.0)
Consolidated operating profit	$9.4	$129.2	$310.1
The following table presents total assets by segment for the fiscal periods indicated:

	Successor (1)	Predecessor
	October 27, 2013	April 28, 2013
	(in millions)
Pork	$2,574.6	$2,059.5
Hog Production	2,174.0	1,879.5
International	1,656.9	1,572.5
Corporate	2,107.3	1,422.5
Goodwill (2)	1,601.8	782.4
Consolidated total assets	$10,114.6	$7,716.4
——————————————

(1)
The amounts presented are based on the preliminary allocation of consideration to the assets acquired and liabilities assumed by Shuanghui in the Merger and reflect preliminary fair value estimates based on management's analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. See Note 2—Merger and Acquisition for further discussion.

(2)
As noted in Note 2—Merger and Acquisition, goodwill recognized as a result of the Merger has not been allocated to our reportable segments as of October 27, 2013. We have chosen to present goodwill unallocated as of April 28, 2013 so that the two periods are comparable.

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
EXECUTIVE OVERVIEW
On September 26, 2013 (the Merger Date), pursuant to the Agreement and Plan of Merger dated May 28, 2013 (the Merger Agreement) with Shuanghui International Holdings Limited, a corporation formed under the laws of the Cayman Islands (Shuanghui), the Company merged with Sun Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of Shuanghui (the Merger Sub), in a transaction hereinafter referred to as the Merger. As a result of the Merger, the Company survived as a wholly owned subsidiary of Shuanghui.
Upon completion of the Merger, Shuanghui acquired all outstanding shares of Smithfield and the Company's shareholders received $34.00 in cash (the Merger Consideration) for each share of common stock held prior to the effective time of the Merger. Additionally, all outstanding stock-based compensation awards, both vested and unvested, were converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any. The total consideration paid in connection with the Merger was approximately $4.9 billion.
Shuanghui is the majority shareholder of Henan Shuanghui Investment & Development Co., which is China's largest meat processing enterprise and China's largest publicly traded meat products company as measured by market capitalization. Shuanghui is a pioneer in the Chinese meat processing industry with over 30 years of history. Shuanghui's businesses include hog production, meat processing, fresh meat and packaged meats production and distribution. The merging of Shuanghui's distribution network with our strong management team, leading brands and vertically integrated model will allow us to provide high-quality, competitively-priced and safe U.S. meat products to consumers in markets around the world. As part of Shuanghui's international platform, we expect our best practices in large-scale farming, food safety standards, environmental stewardship and animal welfare to set the global industry standard.
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

Summary of Results
Net loss for the three months ended October 27, 2013 was $4.2 million, consisting of net loss of $16.6 million for the Successor period and net income of $12.4 million for the Predecessor period, compared to net income of $10.9 million in the second quarter of fiscal 2013. The following summarizes the operating results of each of our reportable segments and other significant changes impacting net loss for the three months ended October 27, 2013 compared to net income for the three months ended October 28, 2012:

▪
Pork segment operating profit decreased $123.8 million as a significant increase in domestic live hog prices was only slightly offset by both higher packaged meat sales prices and higher fresh meat market prices.

▪	Results in the Hog Production segment improved 141% as a result of significant increase in domestic live hog prices.

▪	International operating profit decreased $21.1 million due significantly higher raising costs and lower average selling prices.

▪
As a result of the Merger, we recognized professional fees of $34.7 million and additional interest expense of $17.3 million during the three months ended October 27, 2013. See "Significant Events Affecting Results of Operations" below for further discussion.

Porcine Epidemic Diarrhea Virus (PEDv)

The USDA has identified PEDv in the United States for the first time in 2013. PEDv is an industry-wide issue and has a significant presence in U.S. swine. Our herds are proportionately affected as PEDv continues to spread throughout the U.S. We are subject to risks related to our ability to maintain animal health and control PEDv. We are unable to predict whether, or to what extent, the disease will impact our operations or market prices in the future.
Renewable Fuel Standard
On November 15, 2013, the Environmental Protection Agency (EPA) proposed the volume requirements and associated percentage standards that would apply under the Renewable Fuel Standard (RFS) program in calendar year 2014 for cellulosic bio-fuel, biomass-based diesel, advanced bio-fuel, and total renewable fuel. EPA’s proposal reduces the volume of renewable fuels mandated by statute and reflects EPA’s current estimate of what will actually be produced in 2014. EPA will consider public comments before setting the final standard. Although the long-term impact of the RFS is currently unknown, studies have shown that expanded corn-based ethanol production has driven up the price of livestock feed and led to commodity-price volatility. We cannot presently assess the full economic impact of the RFS program on the meat processing industry or on our operations.
Country of Origin Labeling
Following a World Trade Organization (WTO) panel ruling on a complaint by Canada and Mexico that existing U.S. country- of-origin labeling (COOL) requirements violated the United States’ WTO obligations, USDA published a new rule effective May 23, 2013, Mandatory Country of Origin Labeling of Beef, Pork, Lamb, Chicken, Goat Meat, Wild and Farm-Raised Fish and Shellfish, Perishable Agricultural Commodities, Peanuts, Pecans, Ginseng, and Macadamia Nuts. 78 Fed. Reg. 31367 (May 24, 2013) (the 2013 Rule). The rule requires, in part, that labels on covered meat products must list separately, in sequence, the specific country where the animal was “born,” the country where it was “raised,” and the country where it was “slaughtered.” The rule also prohibits combining or commingling of meats with different “Born, Raised, and Slaughtered” combinations in the same package at retail. USDA also provided a six month educational period for retailers until November 23, 2013.

Judicial challenges to these rule-makings by a coalition of industry groups are pending in the United States District Court for the District of Columbia. The Canadian and Mexican governments are also challenging the 2013 Rule before the Dispute Settlement Body of the WTO. If the Canadian and Mexican WTO challenge is successful, then USDA will be faced with the choice of re-formulating another country of origin regulation, seeking amendments to the underlying statute, or subjecting U.S. industries to substantial retaliatory tariffs. Although the long-term impact of COOL is currently unknown, industry groups have indicated that the rules impose additional costs on the industry including costs associated with segregation of livestock, record-keeping and new packaging and labeling along with potential retaliatory trade measures under WTO rules. We cannot presently assess the full economic impact of COOL on the meat processing industry or on our operations.

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
The remainder of calendar 2013 should reflect strong pork margins above the normalized range for fresh pork and within our packaged meats normalized range. Seasonally low hog prices will offset improved efficiencies and productivity in our Hog Production segment with operating margins expected below the normalized range. International segment results should show improvement.
RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
Shuanghui Merger
In connection with the Merger, we incurred $20.7 million and $18.0 million of professional fees during the Successor and Predecessor periods, respectively. The $18.0 million incurred in the Predecessor period includes $4.0 million which were previously recognized in the three months ended July 28, 2013. These fees are recognized in merger related costs on the consolidated condensed statements of income. In addition, the Merger Sub deferred $17.3 million of debt issuance costs for a financing arrangement. We recognized these deferred costs in interest expense during the Successor period upon termination of the financing arrangement following the Merger. All of these charges are reflected in the results of our Corporate segment.
Shuanghui's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed by Shuanghui in the Merger reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. Our earnings for the Successor period were negatively impacted by $17.1 million as a result of the fair value step-up of our assets and liabilities, including a $24.8 million increase in cost of sales as a result of the fair value step-up of our inventory.
Acquisition of Kansas City Sausage, LLC
In May 2013, we acquired a 50% interest in Kansas City Sausage Company, LLC (KCS), for $36.0 million in cash. Upon closing, in addition to the cash purchase price, we advanced $10.0 million to the seller in exchange for a promissory note, which is secured by the remaining membership interests in KCS held by the seller. Additionally, we entered into a revolving loan agreement with KCS, under which we agreed to make loans from time to time up to an aggregate principal amount of $20.0 million. The aggregate amount of any obligations incurred under the revolving loan agreement is secured by a first priority security interest in all of the assets of KCS.
KCS operates in Des Moines, Iowa and Kansas City, Missouri. In Des Moines, KCS produces premium raw materials for sausage, as well as value-added products, including boneless hams and hides. The Kansas City plant is a modern sausage processing facility and is designed for optimum efficiency to provide retail and foodservice customers with high quality products. With our strong ongoing focus on building our packaged meats business, and with 15% of the U.S. sow population, this joint venture is a logical fit for the Company. It is expected to provide a growth platform in two key packaged meats categories — breakfast sausage and dinner sausage — and to allow us to expand our product offerings to our customers. These categories represent over $4.0 billion in industry retail and foodservice sales annually.

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
Consolidated Results of Operations
The tables presented below compare our results of operations for the three and six months ended October 27, 2013 and October 28, 2012. As used in the tables, "NM" means "not meaningful."
Three Months Ended October 27, 2013 and October 28, 2012

	Successor	Predecessor	Combined	Predecessor
	September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended
			October 27, 2013	October 28, 2012	% Change
	(in millions)
Sales	$1,139.1	$2,286.2	$3,425.3	$3,225.8	6%
Cost of sales	1,046.8	2,101.0	3,147.8	2,848.5	11
Gross profit	92.3	185.2	277.5	377.3	(26)
Selling, general and administrative expenses	63.4	140.5	203.9	205.7	(1)
Merger related costs	20.7	14.0	34.7	—	NM
Income from equity method investments	(1.2)	(1.2)	(2.4)	(6.7)	(64)
Operating profit	9.4	31.9	41.3	178.3	(77)
Interest expense	31.1	22.8	53.9	41.5	30
Loss on debt extinguishment	—	—	—	120.7	(100)
(Loss) income before income taxes	(21.7)	9.1	(12.6)	16.1	(178)
Income tax (benefit) expense	(5.1)	(3.3)	(8.4)	5.2	(262)
Net (loss) income	$(16.6)	$12.4	$(4.2)	$10.9	(139)%

Sales and Gross Profit

▪	Sales increased primarily as the result of higher average selling prices in Pork and Hog Production segments.

▪
Gross profit decreased primarily as the result of an 18% increase in domestic live hog prices. As noted in "Significant Events Affecting Results of Operations," the current year also included an additional $24.8 million in cost of sales during the Successor period as a result of the fair value step-up of our inventory.

Merger Related Costs

▪	As noted in "Significant Events Affecting Results of Operations," we incurred professional fees during the Successor and Predecessor periods in the current year as a result of the Merger.
Income from Equity Method Investments

▪
The decline in profitability in the current year is primarily driven by lower selling prices in the meat processing operations and unfavorable foreign currency transaction losses at our Mexican joint ventures.

Interest Expense and Loss on Debt Extinguishment

▪	As noted in "Significant Events Affecting Results of Operations," interest expense for the Successor period includes $17.3 million of debt issuance costs originally deferred by the Merger Sub.

▪	In the prior year, we recognized losses of $120.7 million on the repurchase of $694.4 million of our outstanding senior notes due in May 2013 and July 2014.

Income Tax Expense

▪
Taxable income relative to permanent items and the mix of income between jurisdictions for the Successor period impacted the effective tax rate.  The Predecessor periods are also impacted by income relative to permanent items for the period, the mix of income between jurisdictions, and state income tax credits.

Six Months Ended October 27, 2013 and October 28, 2012

	Successor	Predecessor	Combined	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 27, 2013	October 28, 2012	% Change
	(in millions)
Sales	$1,139.1	$5,679.5	$6,818.6	$6,317.1	8%
Cost of sales	1,046.8	5,190.1	6,236.9	5,607.6	11
Gross profit	92.3	489.4	581.7	709.5	(18)
Selling, general and administrative expenses	63.4	341.7	405.1	406.8	—
Merger related costs	20.7	18.0	38.7	—	NM
(Income) loss from equity method investments	(1.2)	0.5	(0.7)	(7.4)	(91)
Operating profit	9.4	129.2	138.6	310.1	(55)
Interest expense	31.1	64.6	95.7	84.0	14
Loss on debt extinguishment	—	—	—	120.7	(100)
(Loss) income before income taxes	(21.7)	64.6	42.9	105.4	(59)
Income tax (benefit) expense	(5.1)	12.7	7.6	32.8	(77)
Net (loss) income	$(16.6)	$51.9	$35.3	$72.6	(51)%

Sales and Gross Profit

▪	Sales increased primarily as the result of higher average selling prices in Pork and Hog Production segments.

▪
Gross profit decreased primarily as the result of a 12% increase in domestic live hog prices. As noted in "Significant Events Affecting Results of Operations," the current year also included an additional $24.8 million in cost of sales during the Successor period as a result of the fair value step-up of our inventory.

Merger Related Costs

▪	As noted in "Significant Events Affecting Results of Operations," we incurred professional fees during the Successor and Predecessor periods in the current year as a result of the Merger.
(Income) Loss from Equity Method Investments

▪
The decline in profitability in the current year is primarily driven by lower selling prices in the meat processing operations and unfavorable foreign currency transaction losses at our Mexican joint ventures.

Interest Expense and Loss on Debt Extinguishment

▪	As noted in "Significant Events Affecting Results of Operations," interest expense for the Successor period includes $17.3 million of debt issuance costs originally deferred by the Merger Sub.

▪	In the prior year, we recognized losses of $120.7 million on the repurchase of $694.4 million of our outstanding senior notes due in May 2013 and July 2014.
Income Tax Expense

▪
Taxable income relative to permanent items and the mix of income between jurisdictions for the Successor period impacted the effective tax rate.  The Predecessor periods are also impacted by income relative to permanent items for the period, the mix of income between jurisdictions, and state income tax credits.

Segment Results
The following information reflects the results from each respective segment for the three and six months ended October 27, 2013 and October 28, 2012.
Three Months Ended October 27, 2013 and October 28, 2012

	Successor	Predecessor	Combined	Predecessor
	September 27 - October 27, 2013	July 29 - September 26, 2013	Three Months Ended
			October 27, 2013	October 28, 2012	% Change
	(in millions)
Sales:
Pork:
Fresh Pork	$420.1	$876.9	$1,297.0	$1,237.3	5%
Packaged Meats	540.2	1,054.7	1,594.9	1,483.6	8
Total Pork	960.3	1,931.6	2,891.9	2,720.9	6
Hog Production	280.5	566.7	847.2	734.0	15
International	137.6	267.6	405.2	358.6	13
Total segment sales	1,378.4	2,765.9	4,144.3	3,813.5	9
Intersegment sales	(239.3)	(479.7)	(719.0)	(587.7)	22
Consolidated sales	$1,139.1	$2,286.2	$3,425.3	$3,225.8	6%

Operating profit: (1)
Pork:
Fresh Pork	$18.4	$(14.2)	$4.2	$94.7	(96)%
Packaged Meats	15.0	51.3	66.3	99.6	(33)
Total Pork	33.4	37.1	70.5	194.3	(64)
Hog Production	(1.5)	14.9	13.4	(32.6)	141
International	5.8	14.0	19.8	40.9	(52)
Corporate	(28.3)	(34.1)	(62.4)	(24.3)	157
Consolidated operating profit	$9.4	$31.9	$41.3	$178.3	(77)%
——————————————

(1)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.
Pork Segment

▪	Current year sales increased despite 3% lower volume in the Pork segment. The increase was driven by an overall 9% increase in average selling prices.

▪	Current year fresh pork operating profit significantly decreased despite an 8% increase in average selling prices primarily as a result of an 18% increase in domestic live hog prices.

▪	Packaged meats operating profit in the current year decreased as a 12% increase in selling prices was more than offset by higher raw material costs.

▪
Operating profit in the Successor period for packaged meats was $20.7 million lower due to the fair value step-up of our inventory. See "Significant Events Affecting Results Operations" for further discussion.

Hog Production Segment

▪	Current year sales and operating profit benefited from an 18% increase in domestic live hog prices.

International Segment

▪	As a result of fluctuations in foreign exchange rates, sales and operating profit in the current year were higher by 5% and 2%, respectively.

▪	Sales were positively impacted by a 16% increase in current year volume which was offset by a 4% decrease in average selling prices.

▪	Current year operating profit was negatively impacted by an 11%increase in raising costs in both Poland and Romania along with lower equity income from our Mexican joint ventures.
Corporate Segment

▪	Current year results include fees related to the Merger. See "Significant Events Affecting Results of Operations" for further discussion.
Six Months Ended October 27, 2013 and October 28, 2012

	Successor	Predecessor	Combined	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 27, 2013	October 28, 2012	% Change
	(in millions)
Sales:
Pork:
Fresh Pork	$420.1	$2,240.3	$2,660.4	$2,498.3	6%
Packaged Meats	540.2	2,541.7	3,081.9	2,822.2	9
Total Pork	960.3	4,782.0	5,742.3	5,320.5	8
Hog Production	280.5	1,439.1	1,719.6	1,462.8	18
International	137.6	643.6	781.2	705.4	11
Total segment sales	1,378.4	6,864.7	8,243.1	7,488.7	10
Intersegment sales	(239.3)	(1,185.2)	(1,424.5)	(1,171.6)	22
Consolidated sales	$1,139.1	$5,679.5	$6,818.6	$6,317.1	8%

Operating profit: (1)
Pork:
Fresh Pork	$18.4	$(50.7)	$(32.3)	$82.7	(139)%
Packaged Meats	15.0	149.2	164.2	230.2	(29)
Total Pork	33.4	98.5	131.9	312.9	(58)
Hog Production	(1.5)	81.4	79.9	(9.5)	NM
International	5.8	15.9	21.7	56.7	(62)
Corporate	(28.3)	(66.6)	(94.9)	(50.0)	90
Consolidated operating profit	$9.4	$129.2	$138.6	$310.1	(55)%
——————————————

(1)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.
Pork Segment

▪	Current year sales increased as the result of increases in average selling prices and volume of 7% and 1%, respectively.

•	Current year fresh pork operating profit significantly decreased despite a 6% increase in average selling prices primarily as a result of a 12% increase in domestic live hog prices

▪	Packaged meats operating profit in the current year decreased as a 10% increase in selling prices was more than offset by higher raw material costs.

▪
Operating profit in the Successor period for packaged meats was $20.7 million lower due to fair value step-up of our inventory. See "Significant Events Affecting Results of Operations" for further discussion.

Hog Production Segment

▪	Current year sales and operating profit benefited from a 12% increase in domestic live hog prices and a 4% increase in volume.
International Segment

▪	As a result of fluctuations in foreign exchange rates, sales and operating profit in the current year were higher by 3% and 2%, respectively.

▪	Sales were positively impacted by a 17% increase in current year volume which was partially offset by a 6% decrease in average selling prices.

▪
Current year operating profit was negatively impacted by 12% and 13% increases in raising costs in both Poland and Romania, respectively, along with lower equity income from our Mexican joint ventures.

Corporate Segment

▪	Current year results include fees related to the Merger. See "Significant Events Affecting Results of Operations" for further discussion.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of October 27, 2013, our liquidity position was approximately $801.7 million, comprised of $667.6 million in availability under our credit facilities and $134.1 million in cash and cash equivalents.
On July 31, 2013, the Merger Sub issued $500.0 million aggregate principal amount of 5.25% senior notes due August 1, 2018 and $400.0 million aggregate principal amount of 5.875% senior notes due August 1, 2021 (together, the Merger Sub Notes). The Merger Sub incurred $20.4 million in transaction fees in connection with issuance of the Merger Sub Notes, which are being amortized over the life of the Merger Sub Notes. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of the Merger Sub, including the Merger Sub's obligations under the Merger Sub Notes. Proceeds from the Merger Sub Notes were held in escrow prior to the Merger Date and used in funding the Merger. The proceeds were used to fund a portion of the total consideration paid, repay certain outstanding debt of the Company and pay certain transaction fees associated with the Merger.
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
Credit Facilities

	Successor
	October 27, 2013
Facility	Capacity	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available

Inventory Revolver	$1,025.0	$—	$(485.0)	$540.0
Securitization Facility	275.0	(90.3)	(120.0)	64.7
International facilities	144.8	—	(81.9)	62.9
Total credit facilities	$1,444.8	$(90.3)	$(686.9)	$667.6

Cash Flows
Operating Activities

	Successor	Predecessor	Combined	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 27, 2013	October 28, 2012
(in millions)
Net cash flows from operating activities	$(41.9)	$(25.8)	$(67.7)	$(190.5)

The following items explain the significant changes in cash flows from operating activities:

▪	Cash received from customers increased due to increased average selling prices in the Pork segment.

▪	In the current year, we paid $26.1 million for the settlement of derivative contracts and for margin requirements compared to $93.7 million received in prior year.

▪	Cash paid to outside hog suppliers increased due to a 12% increase in domestic live hog market prices.
Investing Activities

	Successor	Predecessor	Combined	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 27, 2013	October 28, 2012
	(in millions)
Acquisition of Smithfield Foods, Inc. common stock	$(4,896.6)	$—	$(4,896.6)	$—
Capital expenditures	(13.8)	(139.8)	(153.6)	(127.7)
Acquisitions, net of cash acquired	—	(32.8)	(32.8)	(23.1)
Net proceeds (expenditures) from breeding stock transactions	2.1	(5.3)	(3.2)	(13.4)
Proceeds from the sale of property, plant and equipment	1.3	1.7	3.0	10.7
Advance note	—	(10.0)	(10.0)	—
Net cash flows from investing activities	$(4,907.0)	$(186.2)	$(5,093.2)	$(153.5)

The following items explain the significant investing activities for the six months ended October 27, 2013 and October 28, 2012:

▪
As part of the Merger, Shuanghui paid approximately $4.9 billion in connection with the Merger to acquire all of our outstanding common stock and settle all vested and unvested stock-based compensation awards.

▪
Capital expenditures during both the current and prior year primarily related to plant and hog farm improvement projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

▪
In May 2013, we paid $32.8 million, net of cash acquired, for a 50% interest in KCS. Also, we advanced $10.0 million to the seller of KCS in exchange for a promissory note, which is secured by the remaining membership interests in KCS held by the seller.

▪	In October 2012, we paid $23.1 million, net of cash acquired, for a 70% interest in American Skin Food Group, LLC.

Financing Activities

	Successor	Predecessor	Combined	Predecessor
	September 27 - October 27, 2013	April 29 - September 26, 2013	Six Months Ended
			October 27, 2013	October 28, 2012
	(in millions)
Net proceeds from equity contribution	$4,162.1	$—	$4,162.1	$—
Proceeds from the issuance of long-term debt	900.0	—	900.0	1,019.2
Principal payments on long-term debt and capital lease obligations	(200.5)	(458.7)	(659.2)	(711.4)
Proceeds from Securitization Facility	—	170.0	170.0	—
Payments on Securitization Facility	—	(50.0)	(50.0)	—
Net proceeds (payments) on revolving credit facilities	(11.0)	490.3	479.3	66.7
Repurchase of common stock	—	—	—	(212.3)
Debt issuance cost and other	(20.1)	0.1	(20.0)	(17.9)
Net cash flows from financing activities	$4,830.5	$151.7	$4,982.2	$144.3

The following items explain the significant financing activities for the six months ended October 27, 2013 and October 28, 2012:

▪	As part of the Merger, we received approximately $4.2 billion, net of certain transaction costs, in equity contributions from Shuanghui.

▪
Merger Sub issued the Merger Sub Notes as part of the financing for the Merger. Also, the Merger Sub incurred $20.4 million in transaction fees in connection with issuance of the Merger Sub Notes, which are being amortized over the life of the Merger Sub Notes. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of the Merger Sub, including the Merger Sub's obligations under the Merger Sub Notes.

▪	In September 2013, we repaid our $200.0 million floating rate unsecured term loan due in February 2014.

▪	In July 2013, we repaid the outstanding principal balance on our 4% senior unsecured convertible notes totaling $400.0 million.

▪	In May 2013, we repaid the remaining outstanding principal amount on our 7.75% senior unsecured notes totaling $55.0 million.

▪	In the current year, we drew $485.0 million on our Inventory Revolver and $120.0 million on our Securitization Facility to repay other long-term debt, as noted above.

▪
In August 2012, we issued $1.0 billion of our 2022 Notes at a price equal to 99.5% of their face value. We used $804.9 million of the $981.2 million in net proceeds from the debt offering to repurchase of $694.4 million of our outstanding senior notes due in May 2013 and July 2014.

▪	We repurchased 10,823,296 shares of our common stock for $212.3 million as part of a previously approved share repurchase program.

▪	We incurred $18.0 million in transaction fees in connection with the issuance of the 2022 Notes, which are being amortized over their ten-year life.
Interest Rate Spread
As of October 27, 2013, the interest rates on borrowings under the Inventory Revolver and the Securitization Facility were LIBOR plus 3.25% and the lender's cost of funds of 0.23% plus 1.15%, respectively. The Inventory Revolver interest rate spread is based on a pricing-level grid in the agreement and is determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement, dated as of June 9, 2011, among the Company, specified subsidiaries of the Company, Rabobank Nederland, New York Branch, as Administrative Agent, specified lenders, and the other specified agents and arrangers, as amended).

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
As of October 27, 2013, we continued to guarantee $9.7 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. This guaranty may remain in place until the leases expire through February 2022.
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
Group Pens
In January 2007, we announced a voluntary, ten-year program to phase out individual gestation stalls at our Company-owned sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $360.0 million, including associated maintenance and repairs. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of calendar year 2012, we had completed conversions to group housing for over 38% of our sows on Company-owned farms. We will continue the conversion as planned with the objective of completing conversions for all sows on Company-owned farms by the end of 2017.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the six months ended October 27, 2013, margin deposits posted by us ranged from $21.7 million to $106.4 million. The average daily amount on deposit with brokers during the six months ended October 27, 2013 was $58.6 million. As of October 27, 2013, the net amount on deposit with brokers was $26.4 million.
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

Contractual Obligations and Commercial Commitments
The following table provides information about our contractual obligations and commercial commitments as of October 27, 2013 by providing an update to the commitment table set forth in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013.

	Payments Due By Period
	Total	< 6 Months	7-30 Months	31-54 Months	> 54 Months
	(in millions)
Long-term debt	$3,412.9	$4.0	$127.7	$1,184.6	$2,096.6
Interest	1,163.2	92.7	366.1	310.2	394.2
Capital lease obligations, including interest	29.4	0.7	2.3	1.6	24.8
Operating leases	156.4	23.7	58.2	35.8	38.7
Capital expenditure commitments	25.8	25.8	—	—	—
Purchase obligations:
Hog procurement (1)	5,364.0	776.1	2,181.8	1,508.6	897.5
Contract hog growers (2)	1,407.3	268.4	483.8	288.3	366.8
Grain procurement (3)	414.3	387.1	27.2	—	—
Other (4)	286.1	10.8	26.4	27.8	221.1
Total	$12,259.4	$1,589.3	$3,273.5	$3,356.9	$4,039.7
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

(3)
Includes fixed price forward grain purchase contracts totaling $128.6 million. Also includes unpriced forward grain purchase contracts which, if valued as of October 27, 2013 market prices, would be $285.7 million. These forward grain contracts are accounted for as normal purchases. As a result, they are not recorded in the balance sheet.

(4)
Includes guaranteed royalty payments totaling $250.0 million to Nathan's Famous Inc. (Nathan's) over an 18 year contractual term that commenced in March 2014. In December 2012, John Morrell signed an agreement with Nathan's to become Nathan's exclusive licensee to manufacture and sell branded hot dog, sausage and corn beef products in the retail market. Under the terms of the agreement, guaranteed minimum royalty payments are $10.0 million for the first year and increase at a compounded average annual rate of 3.2% over the contract term.

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

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These risks and uncertainties include, but are not limited to: the availability and prices of live hogs, feed ingredients (including corn), raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, adverse weather conditions, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to realize the anticipated strategic benefits of the acquisition of Smithfield Foods, Inc. by Shuanghui International Holdings Limited, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations, and other risks and uncertainties described under Part I, Item 1A. “Risk Factors” in Smithfield's Annual Report on Form 10-K for the fiscal year ended April 28, 2013. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For complete quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013. The following table presents the sensitivity of the fair value of our open commodity contracts and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of October 27, 2013 and April 28, 2013.

	Successor	Predecessor
	October 27, 2013	April 28, 2013
	(in millions)
Grains	$29.8	$38.1
Livestock	13.7	12.7
Energy	4.5	5.4
Foreign currency	6.2	5.0

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of October 27, 2013. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of October 27, 2013.
There were no changes in our internal control over financial reporting during our second quarter of fiscal 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Other than the following matters, there have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013, nor have any significant new matters arisen during the six months ended October 27, 2013.
North Carolina Nuisance Litigation

In July, August and September 2013, 25 complaints were filed in the Superior Court of Wake County, North Carolina by 479 individual plaintiffs against Smithfield and our wholly owned subsidiary, Murphy-Brown. The complaints relate to operations on approximately 11 company-owned and 79 contract farms. All 25 complaints include causes of action for temporary nuisance, negligence, and negligent entrustment and seek recovery of an unspecified amount of compensatory and punitive damages, attorneys’ fees, costs and pre- and post-judgment interest. Smithfield and Murphy-Brown have filed Motions for Change of Venue, to Dismiss Plaintiffs’ Negligent Entrustment Claim, and for a More Definite Statement in all 25 cases.

All 25 complaints stem from requests for pre-litigation mediation of farm nuisance disputes filed in early July 2013 in Wake County, North Carolina. Plaintiffs’ counsel have filed pre-litigation mediation notices on behalf of approximately 334 additional claimants who have not filed complaints. Approximately 224 additional potential claimants have threatened to bring claims but not initiated any formal legal process. The Company believes that the claims are unfounded and intends to defend the suits vigorously.

Legal Proceedings Regarding the Merger
As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2013, a putative class action was filed in the United States District Court Eastern District of Virginia (Payne v. Smithfield Foods, et al., 1:13-cv-00761-LMB-IDD) against the Company, certain of its officers and directors, and Merger Sub. The complaint alleged that the Company officers and directors named in the suit breached their fiduciary duties to the Company's shareholders in connection with the Merger, that the Company and Merger Sub aided and abetted in that breach, and that all defendants violated Rule 14(a) of the Securities Exchange Act of 1934, as amended. The parties to the litigation have submitted a settlement agreement to the court for approval. Should the court approve the settlement agreement, the action would be dismissed with prejudice. The settlement agreement notes that the Company made supplemental disclosures in its definitive proxy statement to its shareholders on the Merger and obligates Smithfield to pay the legal fees and expenses of plaintiff's counsel upon award, if any, by the court. A settlement hearing will be held on January 31, 2014.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 29, 2013 to August 28, 2013	—		n/a	n/a	$24,490,059
August 29, 2013 to September 28, 2013	10,114	(2)	$34.12	n/a	$—
September 29, 2013 to October 27, 2013	—		n/a	n/a	$—
Total	10,114		$34.12	n/a	$—
——————————————

(1)
On June 16, 2011, we announced that our board of directors had approved a share repurchase program authorizing the Company to buy up to $150,000,000 of its common stock. In September 2011, our board of directors approved a $100,000,000 increase to the authorized amount. In June 2012 and July 2012, our board of directors approved an increase in the authorized amount of $250,000,000 and $100,000,000, respectively. This share repurchase program expired on September 26, 2013 with the completion of the Merger.

(2)
Purchases of 10,114 shares were made in open market transactions by Wells Fargo, as trustee, and these 10,114 shares were held in a rabbi trust for the benefit of participants in the Smithfield Foods, Inc. 2008 Incentive Compensation Plan director fee deferral program. The 2008 Incentive Compensation Plan was approved by our shareholders on August 27, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit 3.1	—
Amended and Restated Articles of Incorporation of Smithfield Foods, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 3.2	—	Amended and Restated Bylaws of Smithfield Foods, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).
Exhibit 4.1	—
Indenture, dated as of July 31, 2013, between Sun Merger Sub, Inc. (which merged with and into Smithfield Foods, Inc.) and U.S. Bank National Association (relating to the issuance of $500,000,000 5.250% Senior Notes due 2018 (the “2018 Notes”)) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 4.2	—
First Supplemental Indenture, dated as of September 26, 2013, between Smithfield Foods, Inc. and U.S. Bank National Association (relating to the 2018 Notes) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 4.3	—
Indenture, dated as of July 31, 2013, between Sun Merger Sub, Inc. (which merged with and into Smithfield Foods, Inc.) and U.S. Bank National Association (relating to the issuance of $400,000,000 5.875% Senior Notes due 2021 (the “2021 Notes”)) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 4.4	—
First Supplemental Indenture, dated as of September 26, 2013, between Smithfield Foods, Inc. and U.S. Bank National Association (relating to the 2021 Notes) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Kenneth M. Sullivan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2	—	Certification of Kenneth M. Sullivan, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 101	—
The following financial statements from Smithfield Foods, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2013, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smithfield Foods, Inc.

/s/ KENNETH M. SULLIVAN
Kenneth M. Sullivan On behalf of the registrant and as Chief Financial Officer
Date: December 6, 2013