Form 10-KT
period 2013-12-29
SMITHFIELD FOODS INC
filed 2014-03-20
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: April 29, 2013 to December 29, 2013

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 27, 2013, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant's shares is not determinable.
At March 18, 2014, 1,000 shares of the registrant’s Common Stock (no par value per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

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
We conduct our operations through four reportable segments: Pork, Hog Production, International and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. A fifth reportable segment, the Other segment, contains the results of our former turkey production operations and our previous 49% interest in Butterball, LLC (Butterball), which were sold in December 2010. The Pork segment consists mainly of our three wholly owned U.S. fresh pork and packaged meats subsidiaries: The Smithfield Packing Company, Inc. (Smithfield Packing), Farmland Foods, Inc. (Farmland Foods) and John Morrell Food Group (John Morrell). The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments.
WH Group Merger
On September 26, 2013 (the Merger Date), pursuant to the Agreement and Plan of Merger dated May 28, 2013 (the Merger Agreement) with WH Group Limited, formerly Shuanghui International Holdings Limited, a corporation formed under the laws of the Cayman Islands hereinafter referred to as WH Group, the Company merged with Sun Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of WH Group (Merger Sub), in a transaction hereinafter referred to as the Merger. As a result of the Merger, the Company survived as a wholly owned subsidiary of WH Group.
Upon completion of the Merger, all outstanding shares of Smithfield were cancelled and the Company's shareholders received $34.00 in cash (the Merger Consideration) for each share of common stock held prior to the effective time of the Merger. In addition, all outstanding stock-based compensation awards, both vested and unvested, were converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any.
In connection with the Merger, Merger Sub issued $500.0 million aggregate principal amount of 5.25% senior notes due August 1, 2018 and $400.0 million aggregate principal amount of 5.875% senior notes due August 1, 2021 (together, the Merger Sub Notes). Merger Sub incurred $20.4 million in transaction fees in connection with the issuance of the Merger Sub Notes, which are being amortized over the life of the Merger Sub Notes. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Sub, including Merger Sub's obligations under the Merger Sub Notes. Proceeds from the Merger Sub Notes were held in escrow prior to the Merger Date and used to fund a portion of the total consideration paid, repay certain outstanding debt of the Company and pay certain transaction fees associated with the Merger.
The Merger enables Smithfield to continue to execute on its strategic priorities while maintaining brand excellence and its commitment to environmental stewardship and animal welfare. We have established Smithfield as the world's leading vertically integrated pork processor and hog producer with best-in-class operations and outstanding food safety practices. Operationally, we have become part of an enterprise that shares our belief in global opportunities and our commitment to the highest standards of product safety and quality. With our shared expertise and leadership, we expect to accelerate a global expansion strategy as part of WH Group.

On January 16, 2014, in connection with the consummation of the Merger, the Company elected to change its fiscal year end from the 52 or 53 week period which ends on the Sunday nearest to April 30 to the 52 or 53 week period which ends on the Sunday nearest to December 31. Unless otherwise noted, all references to “fiscal” in this report refer to the twelve-month fiscal year, which as of and prior to April 29, 2013 ended on the Sunday nearest to April 30, and beginning after December 29, 2013 ends on the Sunday nearest December 31 of each year. This Form 10-K covers the transition period of April 29, 2013 through December 29, 2013 (the Transition Period).
Acquisition
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
DESCRIPTION OF SEGMENTS
Pork Segment
The Pork segment consists mainly of three wholly-owned U.S. fresh pork and packaged meats subsidiaries: Smithfield Packing, Farmland Foods and John Morrell. The Pork segment produces a wide variety of fresh pork and packaged meats products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. The Pork segment currently operates approximately 40 processing plants. We process hogs at eight plants (five in the Midwest and three in the Southeast), with an aggregate slaughter capacity of approximately 113,000 hogs per day. In the Transition Period, the Pork segment processed approximately 19.3 million hogs.
The Pork segment sold approximately 2.6 billion pounds of fresh pork in the Transition Period. A substantial portion of our fresh pork is sold to retail customers as unprocessed, trimmed cuts such as butts, loins (including roasts and chops), picnics and ribs.
The Pork segment also sold approximately 1.9 billion pounds of packaged meats products in the Transition Period. We produce a wide variety of packaged meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. We market our domestic packaged meats products under a number of labels including the following core brand names: Smithfield, Farmland, John Morrell, Gwaltney, Armour, Eckrich, Margherita, Carando, Kretschmar, Cook’s, Curly's and Healthy Ones. We also sell a substantial quantity of packaged meats as private-label products.
Our product lines also include leaner fresh pork products as well as lower-fat and lower-salt packaged meats. We also market a line of lower-fat, value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40% lower-fat bacon.

The following table shows the percentages of Pork segment revenues derived from packaged meats products and fresh pork for the periods indicated.

	The Transition Period	Fiscal Year Ended
	April 29 - December 29, 2013	April 28, 2013	April 29, 2012	May 1, 2011
Packaged meats	56%	56%	54%	56%
Fresh pork (1)	44	44	46	44
	100%	100%	100%	100%
 ——————————————

(1)	Includes by-products and rendering.
In the Transition Period, export sales comprised approximately 14% of the Pork segment’s volumes and approximately 12% of the segment’s revenues.
Hog Production Segment
As a complement to our Pork segment, we have vertically integrated into hog production and are the world’s largest hog producer. The Hog Production segment consists of our hog production operations located in the U.S. The Hog Production segment operates numerous hog production facilities with approximately 894,000 sows producing about 16.2 million market hogs annually.
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
The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally and other products for the periods indicated.

	The Transition Period	Fiscal Year Ended
	April 29 - December 29, 2013	April 28, 2013	April 29, 2012	May 1, 2011
Internal hog sales	80%	76%	80%	78%
External hog sales	13	14	17	19
Other products (1)	7	10	3	3
	100%	100%	100%	100%
——————————————

(1)	Consists primarily of grains, feed and gains (losses) on derivatives.
Genetics
We own certain genetic lines of breeding stock which are marketed using the name Smithfield Premium Genetics (SPG). The Hog Production segment makes extensive use of these genetic lines, with approximately 894,000 SPG breeding sows. In addition, we have sublicensed some of these rights to some of our strategic hog production partners. In the Transition Period, we produced approximately 10.9 million market hogs from SPG breeding stock.

Hog production operations
We use advanced management techniques to produce premium quality hogs on a large scale at a low cost. We develop breeding stock, optimize diets for our hogs at each stage of the growth process, process feed for our hogs and design hog containment facilities. We believe our economies of scale and production methods, together with our use of the advanced SPG genetics, make us a low cost producer of premium quality hogs. We also utilize independent farmers and their facilities to raise hogs produced from our breeding stock. Under multi-year contracts, a farmer provides the initial facility investment, labor and front line management in exchange for a service fee. In the Transition Period, approximately 74% of our market hogs were finished on contract farms.
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
The following table shows the percentages of International segment revenues derived from packaged meats, fresh meats and hog production for the periods indicated.

	The Transition Period	Fiscal Year Ended
	April 29 - December 29, 2013	April 28, 2013	April 29, 2012	May 1, 2011
Packaged meats	44%	49%	46%	47%
Fresh meats (1)	55	50	53	53
Hog production (2)	1	1	1	—
	100%	100%	100%	100%
——————————————

(1)	Includes feathers, by-products and rendering

(2)	Includes external hog sales and feed
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

The Pork segment purchased approximately 49% of its U.S. live hog requirements from the Hog Production segment in the Transition Period. In addition, we have established multi-year agreements with Maxwell Foods, Inc. and Prestage Farms, Inc., which provide us with a stable supply of high-quality hogs at market-indexed prices. These producers supplied approximately 12% of hogs processed by the Pork segment in the Transition Period. We also purchase hogs on a daily basis at our Southeastern and Midwestern processing plants and our company-owned buying stations in the Southeast and Midwest.
Like the Pork segment, live hogs are the primary raw materials of our meat processing operations in the International segment with the primary source of hogs being our hog production operations located in Poland and Romania. Our meat processing operations in the International segment purchased approximately 74% of its live hog requirements from our hog production operations located in Poland and Romania in the Transition Period.
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
We have significant market presence, both domestically and internationally, where we sell our fresh pork, packaged meats and other meat products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. We use both in-house salespersons as well as independent commission brokers to sell our products. In the Transition Period, we sold our products to more than 3,200 customers, none of whom accounted for as much as 10% of consolidated revenues. We have no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.

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
Research and Development
We conduct continuous research and development activities to develop new products and to improve existing products and processes. We incurred expenses on company-sponsored research and development activities of $55.1 million, $80.9 million, $75.9 million and $47.0 million in the Transition Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively.
FINANCIAL INFORMATION ABOUT SEGMENTS
Financial information for each reportable segment, including revenues, operating profit and total assets, is disclosed in Note 15—Reportable Segments in “Item 8. Financial Statements and Supplementary Data.”
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
The EPA finalized regulations in calendar year 2010 under the Clean Air Act, which may trigger new source review and permitting requirements for certain sources of GHG emissions. Beginning in early 2011, when GHG emissions standards for light-duty vehicles took effect, permits issued under the Clean Air Act permitting programs for large stationary sources of air pollution - the Prevention of Significant Deterioration (PSD) and the Title V Operating Permit Programs - must address GHGs.  In April 2012, EPA issued the GHG Tailoring Rule to ensure that only the largest sources of GHGs, those responsible for 70 percent of the GHG pollution from stationary sources, would require air permits.
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
In March 2006, we entered into a consent decree that settled two citizen lawsuits alleging among other things violations of certain environmental laws. The consent decree provides, among other things, that our subsidiary, Murphy-Brown LLC, will undertake a series of measures designed to enhance the performance of the swine waste management systems on approximately 244 company-owned farms in North Carolina and thereby reduce the potential for surface water or ground water contamination from these farms. Murphy-Brown has successfully completed a number of the measures called for in the consent decree and expects to fulfill its remaining consent decree obligations over the next 12 to 24 months, at which time it will move for termination of the decree.
Prior to our acquisition of PSF, it had entered into a consent judgment with the State of Missouri and a consent decree with the federal government and a citizens group. The judgment and decree generally required that PSF pay penalties to settle past alleged regulatory violations, utilize new technologies to reduce nitrogen in the material that it applies to farm fields and research, and develop and implement “Next Generation Technology” for environmental controls at certain of its Missouri farm operations. PSF has successfully completed  the measures called for in the state judgment and the state court terminated the judgment in the fall of 2012. PSF has also completed a number of the measures called for in the federal consent decree, but is unable to predict at this time when it will complete the remaining consent decree obligations or when the consent decree will be terminated.
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

In January 2007, we announced a voluntary, ten-year program to phase out individual gestation stalls at our company-owned sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $360.0 million, including associated maintenance and repairs. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of calendar year 2013, we had completed conversions to group housing for over 54% of our sows on company-owned farms. We remain on track to finish conversion to group housing for all sows on company-owned farms by the end of 2017. Our hog production operations in Poland and Romania completed their conversions to group housing facilities a number of years ago.
In January 2014, we announced the recommendation that all of our contract sow growers join with us in converting their facilities to group housing systems for pregnant sows. We asked contract sow growers to convert by 2022 and offered a sliding scale of incentives to accelerate that timetable. Growers who commit to convert to group housing will receive contract extensions upon completion of the conversion.
EMPLOYEES
The following table shows the approximate number of our employees and the approximate number of employees covered by collective bargaining agreements or that are members of labor unions in each segment, as of December 29, 2013:

Segment	Employees	Employees Covered by Collective Bargaining Agreements (1)
Pork	32,400	18,166
International	10,250	755
Hog Production	5,050	—
Corporate	200	—
Totals	47,900	18,921
——————————————

(1)	Includes employees that are members of labor unions.
Approximately 3,600 employees are covered by collective bargaining agreements that expire in fiscal 2014. Collective bargaining agreements covering other employees expire over periods throughout the next several years. We believe that our relationship with our employees is satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
See Note 15—Reportable Segments in “Item 8. Financial Statements and Supplementary Data” for financial information about geographic areas. See “Item 1A. Risk Factors” for a discussion of the risks associated with our international sales and operations.
AVAILABLE INFORMATION
Our website address is www.smithfieldfoods.com. The information on our website is not part of this transition report. Our transition report on Form 10-K, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after filing or furnishing the material to the SEC. You may read and copy documents we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains transition, annual, quarterly and current reports, proxy statements and other information that issuers and voluntary reporting companies, like us, file electronically with the SEC. The SEC’s website is www.sec.gov.

ITEM 1A.	RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Transition Report on Form 10-K. The risk factors below represent what we believe are the known material risk factors with respect to us and our business. Any of the following risks could materially adversely affect our business, operations, industry, financial position or future financial results.
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
We are largely dependent on the cost and supply of hogs and feed ingredients and the selling price of our products and competing protein products, all of which are determined by constantly changing and volatile market forces of supply and demand as well as other factors over which we have little or no control. These other factors include:

•	competing demand for corn for use in the manufacture of ethanol or other alternative fuels,

•	environmental and conservation regulations,

•	import and export restrictions such as trade barriers resulting from, among other things, food safety concerns and developments in international relations,

•	economic conditions,

•	weather, including the impact of weather on our water supply and the availability and pricing of grains,

•	energy prices, including the effect of changes in energy prices on our transportation costs and the cost of feed, and

•	crop and livestock diseases.
We cannot assure you that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products, in a timely manner or at all.
Hog prices demonstrate a cyclical nature over periods of years, changing market supply and demand of hogs on the market. These fluctuations can be significant, as shown in recent years, with average domestic live hog prices going from $44 per hundredweight in fiscal 2010 to $65 per hundredweight in fiscal 2012. Further, hog raising costs are largely dependent on the fluctuations of commodity prices for corn and other feed ingredients. For example, our fiscal 2013 results of operations were negatively impacted by higher feed and feed ingredient costs which increased hog raising costs to $68 per hundredweight in fiscal 2013 compared to $54 per hundred weight in fiscal 2011. When hog prices are lower than our hog production costs which occurred in fiscal 2013, our non-vertically integrated competitors (i.e., those without significant hog production operations) may have a cost advantage over us.
Additionally, commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing animal proteins on the market, especially beef and chicken.
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
We take precautions to ensure that our livestock are healthy and that our processing plants and other facilities operate in a sanitary manner. Nevertheless, we are subject to risks relating to our ability to maintain animal health and control diseases. Livestock health problems could adversely impact our production, our supply of raw materials and consumer confidence in all of our operating segments.
From time to time, we have experienced outbreaks of livestock diseases and we may experience additional occurrences of disease in the future. Disease can reduce the number of offspring produced, hamper the growth of livestock to finished size, result in expensive vaccination programs and require in some cases the destruction of infected livestock, any of which could adversely affect our production or ability to sell or export our products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of our food products, particularly as we expand our branded pork products. In addition to risks associated with maintaining the health of our livestock, any outbreak of disease elsewhere in the U.S. or in other countries could reduce consumer confidence in the meat products affected by the particular disease, generate adverse publicity, depress market conditions for our hogs internationally and/or domestically and result in the imposition of import or export restrictions.
Outbreaks of disease among or attributed to livestock also may have indirect consequences that adversely affect our business. For example, past outbreaks of avian influenza in various parts of the world reduced the global demand for poultry and thus created a temporary surplus of poultry both domestically and internationally. This poultry surplus placed downward pressure on poultry prices, which in turn reduced meat prices including pork prices both in the U.S. and internationally. The occurrence of similar events in the future could materially and adversely affect our business, financial condition, results of operations and prospects.
Our operations are subject to the general risks associated with the food industry, including perceived or real health risks related to our products or the food industry generally and risks associated with government regulations.
We are subject to risks affecting the food industry generally, including risks posed by the following:

•	food spoilage,

•	food contamination,

•	food allergens,

•	evolving consumer preferences and nutritional and health-related concerns,

•	consumer product liability claims,

•	product tampering,

•	product labeling errors,

•	the expense and possible unavailability of product liability insurance, and

•	the potential cost and disruption of a product recall.
Negative publicity relating to our products, brands, operations, industry or products similar to ours may adversely affect consumer perceptions of our products and result in decreased demand for our products. In particular, negative publicity relating to one of our 12 core brands may be particularly harmful since we face risks from brand concentration. Adverse publicity concerning any perceived or real health risk associated with our brands or our products could also cause customers to lose confidence in the safety and quality of our food products, which could adversely affect our ability to sell our reputation, business, financial condition, results of operation and prospects, particularly as we expand our branded products business. We could also be adversely affected by perceived or real health risks associated with similar products produced by others to the extent such risks cause customers to lose confidence in the safety and quality of such products generally and, therefore, lead customers to opt for other meat options that are perceived as safe. The A(H1N1) influenza outbreak that occurred in late fiscal 2009 and early fiscal 2010 illustrates the adverse impact that can result from perceived health risks associated with the products we sell. Although the CDC and other regulatory and scientific bodies indicated that people cannot get A(H1N1) influenza from eating cooked pork or pork products, the perception of some consumers that the disease could be transmitted in that manner was the apparent cause of the temporary decline in pork consumption in late fiscal 2009 and early fiscal 2010.
Our products are susceptible to contamination by disease producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, Campylobacter and generic E. coli. Because these organisms and pathogens are generally found in the environment, there is a risk that one or more, as a result of food processing, could be present in our products. We have systems in place designed to monitor food safety risks throughout all stages of our vertically integrated process. However, we cannot assure you that such systems, even when working effectively, will eliminate the risks related to food safety. These organisms and pathogens can also be introduced to our products as a result of improper handling in transportation or at the further processing, foodservice or consumer level. In addition to the risks caused by our processing operations and the subsequent handling of the products, we may encounter the same risks if any third party tampers with our products. We could be required to recall certain of our products in the event of contamination or adverse test results. Any product contamination also could subject us to product liability claims, adverse publicity and government scrutiny, investigation or intervention, resulting in increased costs and decreased sales as customers lose confidence in the safety and quality of our food products. Any of these events could have an adverse impact on our reputation, business, financial condition, results of operations and prospects.

Our manufacturing facilities and products, including the processing, packaging, storage, distribution, advertising and labeling of our products, are subject to extensive federal, state and foreign laws and regulations in the food safety area, including regular government inspections and governmental food processing controls. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. If we are found to be out of compliance with applicable laws and regulations, particularly if it relates to or compromises food safety, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, future material changes in food safety regulations could result in increased operating costs or could be required to be implemented on schedules that cannot be met without interruptions in our operations.
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

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.
 As of December 29, 2013, we had:

•	approximately $3.0 billion of indebtedness;

•	guarantees of $9.5 million for leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc.; and

•
aggregate unused capacity available totaling approximately $1.0 billion under (1) our inventory based revolving credit facility with capacity up to $1.025 billion, with an option to expand up to $1.225 billion (the Inventory Revolver), (2) our accounts receivable securitization facility with capacity up to $275.0 million (the Securitization Facility) and (3) our other credit facilities with capacity of $142.0 million, such total taking into account outstanding borrowings of $314.1 million and $91.4 million of outstanding letters of credit under the Securitization Facility.

Because the borrowing capacity under the Inventory Revolver and Securitization Facility depend, in part, on inventory and accounts receivable levels, respectively, which fluctuate from time to time, such amounts may not reflect actual borrowing capacity.
Our indebtedness may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and potential acquisitions or joint ventures. In addition, due to the volatile nature of the commodities markets, we may have to borrow significant amounts to cover any margin calls under our risk management and hedging programs. During the Transition Period, margin deposits posted by us ranged from $21.7 million to $106.4 million. Our consolidated indebtedness level could significantly affect our business because:

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
Should market conditions deteriorate, or our operating results be depressed in the future, we may have to request amendments or waivers to our covenants and restrictions under our debt agreements. There can be no assurance that we will be able to obtain such relief should it be needed in the future. A breach of any of these covenants or restrictions could result in a default that would permit our senior lenders, including lenders under the Inventory Revolver, the Securitization Facility, the Rabobank Term Loan and the holders of our senior unsecured notes, as the case may be, to declare all amounts outstanding under the Inventory Revolver, the Securitization Facility, the Rabobank Term Loan or the senior unsecured notes to be due and payable, together with accrued and unpaid interest, and the commitments of the relevant lenders to make further extensions of credit under the Inventory Revolver and the Securitization Facility could be terminated. If we were unable to repay our secured indebtedness to our lenders, these lenders could proceed against the collateral securing that indebtedness, which could include substantially all of our working capital assets in the United States. Our future ability to comply with financial covenants and other conditions, make scheduled payments of principal and interest, or refinance existing borrowings depends on future business performance which is subject to economic, financial, competitive and other factors, including the other risks set forth in this Item 1A. Any failure to comply with the covenants of our debt agreements could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
From time to time we review opportunities for strategic growth through acquisitions. We have also pursued and may in the future pursue strategic growth through investment in joint ventures. These acquisitions and investments may involve large transactions or realignment of existing investments. These transactions present financial, managerial and operational challenges, including:

•	diversion of management attention from managing our existing business,

•	difficulty with integrating businesses, operations, personnel and financial and other systems,

•	lack of experience in operating in the geographical or product markets of the acquired business,

•	increased levels of debt potentially leading to associated reduction in ratings of our debt securities and adverse impact on our various financial ratios,

•
the requirement that we periodically review the value at which we carry our investments in joint ventures and, in the event we determine that the value at which we carry a joint venture investment has been impaired, the requirement to record a non-cash impairment charge, which charge could substantially affect our reported earnings in the period of such charge, would negatively impact our financial ratios and could limit our ability to obtain financing in the future,

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
We may experience financial or other set-backs if any of the businesses that we have acquired or may acquire in the future have problems of which we are not aware or liabilities that exceed expectations.
Our numerous equity investments in joint ventures, partnerships and other entities, both within and outside the U.S., are periodically involved in modifying and amending their credit facilities and loan agreements. The ability of these entities to refinance or amend their facilities on a successful and satisfactory basis, and to comply with the covenants in their financing facilities, affects our assessment of the carrying value of any individual investment. As of December 29, 2013, none of our equity investments represented more than 5% of our total consolidated assets. If we determine in the future that an investment is impaired, we would be required to record a non-cash impairment charge, which could substantially affect our reported earnings in the period of such charge. In addition, any such impairment charge would negatively impact our financial ratios and could limit our ability to obtain financing in the future. See “Item 8. Notes to Consolidated Financial Statements—Note 5: Investments” for a discussion of the accounting treatment of our equity investments.

We are subject to risks associated with our international sales and operations.
Sales to international customers accounted for approximately 21% of our net sales in the Transition Period. We conduct foreign operations in Poland, Romania and the United Kingdom and export our products to more than 40 countries. In addition, we are engaged in joint ventures in Mexico and have a significant investment in Western Europe. As of December 29, 2013, approximately 16% of our long-lived assets were associated with our foreign operations. Because of the growing market share of U.S. pork products in the international markets, U.S. exporters are increasingly being affected by measures taken by importing countries to protect local producers.
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
Negative consequences relating to these risks and uncertainties could jeopardize or limit our ability to transact business in one or more of those markets where we operate or in other developing markets and could adversely affect our business, financial condition, results of operations and prospects.
Our operations are subject to the general risks of litigation.
We are involved on an ongoing basis in litigation arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims related to commercial, labor, employment, antitrust, securities or environmental matters. Moreover, the process of litigating cases, even if we are successful, may be costly, and may approximate the cost of damages sought. These actions could also expose us to adverse publicity, which might adversely affect our brands, reputation and/or customer preference for our products and distract management from other tasks. Litigation trends and expenses and the outcome of litigation cannot be predicted with certainty and adverse litigation trends, expenses and outcomes could adversely affect our business, financial condition, results of operations and prospects.

We depend on availability of, and satisfactory relations with, our employees.
As of December 29, 2013, we had approximately 47,900 employees, 18,921 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability, retention and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. Further, employee shortages can and do occur, particularly in rural areas where some of our operations are located. Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our plants and with the negotiation of new collective bargaining agreements. If we fail to maintain satisfactory relations with our employees or with the labor unions, we may experience labor strikes, work stoppages or other labor disputes. Negotiation of collective bargaining agreements also could result in higher ongoing labor costs. In addition, the discovery by us or governmental authorities of undocumented workers, as has occurred in the past, could result in our having to attempt to replace those workers, which could be disruptive to our operations or may be difficult to do.
Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining employees and increase our costs of complying with federal law in reviewing employees' immigration status. Furthermore, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations.
There can be no assurance that these activities or consequences will not adversely affect our business, financial condition, results of operations or prospects in the future.
The continued consolidation of customers could negatively impact our business.
Our ten largest customers represented approximately 27% of net sales for the Transition Period. We do not have long-term sales agreements (other than to certain third-party hog customers) or other contractual assurances as to future sales to these major customers. In addition, continued consolidation within the retail industry, including among supermarkets, warehouse clubs and food distributors, has resulted in an increasingly concentrated retail base and increased our credit exposure to certain customers. Our business could be materially adversely affected and suffer significant set-backs in sales and operating income from the loss of some of our larger customers or if our larger customers' plans, markets, and/or financial condition should change significantly.
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
Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of December 29, 2013, we had $1.6 billion of goodwill, which represented approximately 16% of total assets.

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

•	negatively impact global demand for our products, which could result in a reduction of sales, operating income and cash flows;

•
decrease the value of our investments in equity and debt securities, including our company-owned life insurance and pension plan assets, which could result in higher pension cost and statutorily mandated funding requirements; and

•	impair the financial viability of our insurers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists our material plants and other physical properties. Based on a five day week, our weekly domestic pork slaughter capacity was 565,000 head and our domestic packaged meats capacity was 62.4 million pounds, as of December 29, 2013. During the Transition Period, the average weekly capacity utilization for pork slaughter and packaged meats was 97% and 84%, respectively. We believe these properties are adequate and suitable for our needs.

Location	Segment	Operation
Smithfield Packing Plant Bladen County, North Carolina	Pork	Slaughtering and cutting hogs

Smithfield Packing Plant Smithfield, Virginia	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Smithfield Packing Plant Kinston, North Carolina	Pork	Production of boneless cooked hams, deli hams and sliced deli products

Smithfield Packing Plant Clinton, North Carolina	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Smithfield Packing Plant Wilson, North Carolina	Pork	Production of bacon

John Morrell Plant Sioux Falls, South Dakota	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

John Morrell Plant Springdale, OH	Pork	Production of hot dogs and luncheon meats

Curly’s Foods, Inc. Plant (operated by John Morrell) Sioux City, Iowa	Pork	Production of raw and cooked ribs and other BBQ items

Armour-Eckrich Meats (operated by John Morrell) St. Charles, Illinois	Pork	Production of bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Omaha, Nebraska	Pork	Production of bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Peru, Indiana	Pork	Production of pre-cooked bacon

Armour-Eckrich Meats (operated by John Morrell) Junction City, Kansas	Pork	Production of smoked sausage

Armour-Eckrich Meats (operated by John Morrell) Mason City, Iowa	Pork	Production of boneless bulk and sliced ham products

Armour-Eckrich Meats (operated by John Morrell) St. James, Minnesota	Pork	Production of sliced luncheon meats

Location	Segment	Operation
Farmland Plant Crete, Nebraska	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Monmouth, Illinois	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Denison, Iowa	Pork	Slaughtering and cutting hogs; fresh and packaged pork products

Farmland Plant Milan, Missouri	Pork	Slaughtering and cutting hogs; fresh pork

Farmland Plant Wichita, Kansas	Pork	Production of hot dogs and luncheon meats

Cook’s Hams Plant (operated by Farmland Foods) Lincoln, Nebraska	Pork	Production of smoked hams and other smoked meats

Cook’s Hams Plant (operated by Smithfield Packing) Grayson, Kentucky	Pork	Production of spiral hams and smoked ham products

Cook’s Hams Plant (operated by Farmland Foods) Martin City, Missouri	Pork	Production of spiral hams

Patrick Cudahy Plant (operated by John Morrell) Cudahy, Wisconsin	Pork	Production of bacon, dry sausage and refinery products

Animex Plant Szczecin, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Starachowice, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Elk, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Morliny, Poland	International	Production of packaged and other pork and beef products

Animex Plant Ilawa, Poland	International	Slaughtering of turkey and geese; production of fresh and packaged poultry products

Animex Plant Suwalki, Poland	International	Slaughtering of chicken; production of fresh and packaged poultry products

Animex Plant Opole, Poland	International	Slaughtering of chicken; production of fresh and packaged poultry products

Location	Segment	Operation
Animex Plant Debica, Poland	International	Production of packaged poultry products

Smithfield Prod Plant Timisoara, Romania	International	Deboning, slaughtering and rendering hogs

Corporate Headquarters Smithfield, Virginia	Corporate	Management and administrative support services for other segments
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
North Carolina Nuisance Litigation
In July, August and September 2013, 25 complaints were filed in the Superior Court of Wake County, North Carolina by 479 individual plaintiffs against Smithfield and our wholly owned subsidiary, Murphy-Brown. The complaints relate to operations on approximately 11 company-owned and 79 contract farms. All 25 complaints include causes of action for temporary nuisance, negligence, and negligent entrustment and seek recovery of an unspecified amount of compensatory and punitive damages, attorneys’ fees, costs and pre- and post-judgment interest. Smithfield and Murphy-Brown have filed Motions for Change of Venue, to Dismiss Plaintiffs’ Negligent Entrustment Claim and for a More Definite Statement in all 25 cases.
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
Farmland (Denison)
In November 2012, the Iowa Department of Natural Resources (IDNR) initiated a civil enforcement action against Farmland Foods, Inc. (Farmland) for exceeding certain effluent limitations contained in its wastewater pretreatment agreement in connection with operations at Farmland's Denison facility. IDNR and Farmland initiated discussions as a first step towards resolving this matter by agreement, and Farmland has been working on capital improvements to its Denison wastewater facility.  This matter has been resolved with INDR pursuant to an administrative consent order entered in December 2013 and a payment by Farmland of $10,000.

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

Name and Age	Position	Business Experience During Past Five Years
C. Larry Pope (59)	President and Chief Executive Officer	Mr. Pope was elected President and Chief Executive Officer in June 2006, effective September 1, 2006. Mr. Pope served as President and Chief Operating Officer from October 2001 to September 2006.

Robert W. Manly, IV (60)	Executive Vice President and Chief Synergy Officer and President of Murphy-Brown
Mr. Manly assumed the role of Chief Synergy Officer in October 2013 and assumed the role of President of Murphy-Brown in July 2012. Mr. Manly was elected Executive Vice President in August 2006 and served as Chief Financial Officer from July 2008 to October 2013. He also served as Interim Chief Financial Officer from January 2007 to June 2007.

Kenneth M. Sullivan (50)	Chief Financial Officer
Mr. Sullivan was promoted to Chief Financial Officer in 2013. He served as Senior Vice President of Finance and Chief Accounting Officer from 2012 to 2013, Vice President of Finance and Chief Accounting Officer from 2010 to 2012, Chief Accounting Officer from 2007 to 2010 and Vice President of Internal Audit from 2003 to 2007.

Dhamu Thamodaran (59)	Executive Vice President and Chief Commodity Hedging Officer
Mr. Thamodaran was elected Executive Vice President and Chief Commodity Hedging Officer in July 2011. He was named Senior Vice President and Chief Commodity Hedging Officer in June 2008. Prior to these appointments, Mr. Thamodaran served as Vice President, Price Risk Management.

Dennis H. Treacy (59)	Executive Vice President, Corporate Affairs, and Chief Sustainability Officer
Mr. Treacy was elected Executive Vice President, Corporate Affairs, and Chief Sustainability Officer in October 2011. He was named Senior Vice President of Corporate Affairs and Chief Sustainability Officer in February 2010. Prior to these appointments, Mr. Treacy served as Vice President, Environmental and Corporate Affairs.

George H. Richter (69)	President and Chief Operating Officer, Pork Group	Mr. Richter was elected President and Chief Operating Officer, Pork Group in April 2008. Mr. Richter served as President of Farmland Foods from October 2003 to April 2008.

Michael E. Brown (55)	President of Farmland Foods	Mr. Brown was elected President of Farmland Foods in October 2010. He served as President of Armour-Eckrich and Executive Vice President of John Morrell Food Group from 2006 to October 2010.

Timothy O. Schellpeper (49)	President of Smithfield Packing	Mr. Schellpeper was elected President of Smithfield Packing in April 2008. He was Senior Vice President of Operations at Farmland Foods from August 2005 to April 2008.

Joseph B. Sebring (66)	President of John Morrell	Mr. Sebring has served as President of John Morrell since May 1994.

Dariusz Nowakowski (60)	President of Smithfield Europe
Mr. Nowakowski was elected President of Smithfield Europe in August 2012 and is responsible for all of Smithfield's wholly owned subsidiaries in Europe. Mr. Nowakowski joined Smithfield in 2006 as President of Animex.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION
Prior to the Merger, our common stock was listed on the New York Stock Exchange under the symbol “SFD”. As a result of the Merger, our common stock ceased to be traded on the New York Stock Exchange after close of market on September 26, 2013. Smithfield Foods, Inc. is now wholly owned by a subsidiary of WH Group.
DIVIDENDS
We have never paid a cash dividend on our common stock and currently have no plans to pay a cash dividend in the foreseeable future. In addition, the terms of certain of our debt agreements limit the payment of cash dividends on our common stock. We would only pay cash dividends from assets legally available for that purpose.

ITEM 6.	SELECTED FINANCIAL DATA

On September 26, 2013, we were acquired by an indirect subsidiary of WH Group in a merger transaction accounted for as a business combination. Unless the context otherwise requires, all references to “Successor” refer to Smithfield Foods, Inc. and all its subsidiaries for the period subsequent to the merger. All references to “Predecessor” refer to Smithfield Foods, Inc. and all its subsidiaries for all periods prior to the merger. In addition, the merger was accounted for under the acquisition method of accounting, which resulted in purchase price allocations that affect the comparability of results of operations for periods before and after the merger.
The following table shows selected consolidated financial data and other operational data for each of the periods indicated. The financial data as of December 29, 2013, for the period September 27 - December 29, 2013 (Successor Period), for the period April 29 - September 26, 2013 (Predecessor Period), for fiscal year ended April 28, 2013, for fiscal year ended April 29, 2012, for fiscal year ended May 1, 2011, for fiscal year ended May 2, 2010 and for fiscal year ended May 3, 2009 have been derived from our audited consolidated financial statements. The financial data for the period April 29 - December 29, 2013 (the Transition Period) have been derived from our audited consolidated financial statements, but have not been audited. You should read the information in conjunction with “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."
As a result of the Merger, all outstanding common stock of the Company during the Predecessor Period was retired and all of the outstanding shares of Merger Sub were converted to 1,000 shares of common stock of the Company, no par value, and such shares are owned by a wholly owned subsidiary of WH Group. There are no other shares of stock outstanding in the Company; therefore we have not reported earnings per share.

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011	May 2, 2010	May 3, 2009
	(in millions)
Statement of Income Data:
Sales	$3,894.2	$5,679.5	$13,221.1	$13,094.3	$12,202.7	$11,202.6	$12,487.7
Cost of sales	3,543.1	5,190.1	11,901.4	11,544.9	10,488.6	10,472.5	11,863.1
Gross profit	351.1	489.4	1,319.7	1,549.4	1,714.1	730.1	624.6
Selling, general and administrative expenses	213.4	341.7	815.4	816.9	789.8	705.9	798.4
Gain on fire insurance recovery	—	—	—	—	(120.6)	—	—
Merger related costs	23.9	18.0	—	—	—	—	—
Loss (income) from equity method investments	2.6	0.5	(15.0)	9.9	(50.1)	(38.6)	50.1
Operating profit (loss)	111.2	129.2	519.3	722.6	1,095.0	62.8	(223.9)
Interest expense	59.0	64.6	168.7	176.7	245.4	266.4	221.8
Other loss (income)	1.7	—	120.7	12.2	92.5	11.0	(63.5)
Income (loss) from continuing operations before income taxes	50.5	64.6	229.9	533.7	757.1	(214.6)	(382.2)
Income tax expense (benefit)	15.8	12.7	46.1	172.4	236.1	(113.2)	(131.3)
Income (loss) from continuing operations	34.7	51.9	183.8	361.3	521.0	(101.4)	(250.9)
Income from discontinued operations, net of tax	—	—	—	—	—	—	52.5
Net income (loss)	$34.7	$51.9	$183.8	$361.3	$521.0	$(101.4)	$(198.4)

	Successor	Predecessor
		Fiscal Year Ended
	December 29, 2013	April 28, 2013	April 29, 2012	May 1, 2011	May 2, 2010	May 3, 2009
	(in millions)
Balance Sheet Data:
Working capital	$2,208.5	$1,805.6	$2,162.7	$2,110.0	$2,128.4	$1,497.7
Total assets	9,954.8	7,716.4	7,422.2	7,611.8	7,708.9	7,200.2
Long-term debt and capital lease obligations	2,997.4	1,829.2	1,900.9	1,978.6	2,918.4	2,567.3
Shareholders’ equity	4,231.1	3,097.0	3,387.3	3,545.5	2,755.6	2,612.4

		Fiscal Year Ended
	The Transition Period	April 28, 2013	April 29, 2012	May 1, 2011	May 2, 2010	May 3, 2009
	(in millions)
Other Consolidated Operational Data:
Total hogs processed (1)	21.9	32.0	30.7	30.4	32.9	35.2
Packaged meats sales (pounds) (1)	2,225.1	3,260.2	3,119.4	3,159.7	3,238.0	3,450.6
Fresh pork sales (pounds) (1)	2,920.7	4,234.3	4,154.6	4,035.0	4,289.9	4,702.0
Total hogs sold (2)	12.6	18.4	18.1	18.6	19.3	20.4
—————————————

(1)	Comprised of Pork segment and International segment.

(2)	Comprised of Hog Production segment and International segment and includes intercompany hog sales.
Notes to Selected Financial Data:
The Successor Period

•	Includes $23.9 million of professional fees related to the Merger.

•
Includes $17.3 million of debt issuance costs for a financing arrangement entered into by Merger Sub. We recognized these costs in interest expense upon termination of the financing arrangement following the Merger.

The Predecessor Period

•	Includes $18.0 million of professional fees related to the Merger.
Fiscal 2013

•	Includes losses of $120.7 million on debt extinguishment.
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
We conduct our operations through four reportable segments: Pork, Hog Production, International and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. A fifth reportable segment, the Other segment, contains the results of our former turkey production operations and our previous 49% interest in Butterball, LLC (Butterball), which were sold in December 2010. The Pork segment consists mainly of our three wholly-owned U.S. fresh pork and packaged meats subsidiaries: The Smithfield Packing Company, Inc. (Smithfield Packing), Farmland Foods, Inc. and John Morrell Food Group (John Morrell). The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments.
WH Group Merger
On September 26, 2013 (the Merger Date), pursuant to the Agreement and Plan of Merger dated May 28, 2013 (the Merger Agreement) with WH Group Limited, formerly Shuanghui International Holdings Limited, a corporation formed under the laws of the Cayman Islands and hereinafter referred to as WH Group, the Company merged with Sun Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of WH Group (Merger Sub), in a transaction hereinafter referred to as the Merger. As a result of the Merger, the Company survived as a wholly owned subsidiary of WH Group.
Upon completion of the Merger, all outstanding shares of Smithfield were cancelled and the Company's shareholders received $34.00 in cash (the Merger Consideration) for each share of common stock held prior to the effective time of the Merger. Additionally, all outstanding stock-based compensation awards, both vested and unvested, were converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any. The total consideration paid in connection with the Merger was approximately $4.9 billion.
WH Group is the majority shareholder of Henan Shuanghui Investment & Development Co., which is China's largest meat processing enterprise and China's largest publicly traded meat products company as measured by market capitalization. WH Group is a pioneer in the Chinese meat processing industry with over 30 years of history. WH Group's businesses include hog production, meat processing, fresh meat and packaged meats production and distribution. The merging of WH Group's distribution network with our strong management team, leading brands and vertically integrated model will allow us to provide high-quality, competitively-priced and safe U.S. meat products to consumers in markets around the world. As part of WH Group's international platform, we expect our best practices in large-scale farming, food safety standards, environmental stewardship and animal welfare to set the global industry standard.

This transaction enables Smithfield to continue to execute on its strategic priorities while maintaining brand excellence and commitment to environmental stewardship and animal welfare. We have established Smithfield as the world's leading vertically integrated pork processor and hog producer with best-in-class operations and outstanding food safety practices. Operationally, we have become part of an enterprise that shares our belief in global opportunities and our commitment to the highest standards of product safety and quality. With our shared expertise and leadership, we expect to accelerate a global expansion strategy as part of WH Group.
On January 16, 2014, in connection with the consummation of the Merger, the Company elected to change its fiscal year end from the 52 or 53 week period which ends on the Sunday nearest to April 30 to the 52 or 53 week period which ends on the Sunday nearest to December 31. Unless otherwise noted, all references to “fiscal” in this report refer to the twelve-month fiscal year, which as of and prior to April 29, 2013 ended on the Sunday nearest to April 30, and beginning after December 29, 2013 ends on the Sunday nearest December 31 of each year.
All references to the Transition Period in this section are to the eight months ended December 29, 2013, derived by adding the results of our period April 29 - September 26, 2013 (Predecessor Period) to the results from our period September 27 - December 29, 2013 (Successor Period). The combined financial data for the Transition Period are unaudited and are not intended to represent what our operating results would have been if the Merger had occurred on April 29, 2013, because the periods being combined are under two different bases of accounting as a result of the Merger.
The Transition Period Summary
Net income was $86.6 million in the Transition Period, compared to net income of $130.0 million in the eight months ended December 30, 2012. The following summarizes the operating results of each of our reportable segments and other significant items impacting pre-tax income for the Transition Period compared to the eight months ended December 30, 2012:

▪
Pork segment operating profit decreased $177.5 million as a significant increase in domestic live hog prices was only partially offset by both higher packaged meat sales prices and higher fresh meat market prices. Also, the Transition Period included a $38.7 million increase in cost of sales as the result of the fair value step-up of inventory.

▪	Hog Production segment operating profit increased $97.2 million as a result of increased domestic live hog prices.

▪	International segment operating profit decreased $47.7 million due to higher raising costs and lower average selling prices.

▪
Corporate segment results include professional fees of $41.9 million and additional interest expense of $17.3 million during the Transition Period. See "Significant Events Affecting Results of Operations" below for further discussion.

▪	We incurred losses on debt extinguishment of $120.7 million in the prior year.
Debt Assumed
In connection with the Merger, Merger Sub issued $500.0 million aggregate principal amount of 5.25% senior notes due August 1, 2018 and $400.0 million aggregate principal amount of 5.875% senior notes due August 1, 2021 (together, the Merger Sub Notes). Merger Sub incurred $20.4 million in transaction fees in connection with issuance of the Merger Sub Notes, which are being amortized over the life of the Merger Sub Notes. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Sub, including Merger Sub's obligations under the Merger Sub Notes. Proceeds from the Merger Sub Notes were held in escrow prior to the Merger Date and used in funding the Merger. The proceeds were used to fund a portion of the total consideration paid, repay certain outstanding debt of the Company and pay certain transaction fees associated with the Merger.
Porcine Epidemic Diarrhea Virus (PEDv)

The USDA has identified PEDv in the United States for the first time in 2013. PEDv, a disease that only infects pigs, not humans or other livestock, is an industry-wide issue and has a significant presence in U.S. swine. Our herds in several regions in which we operate are affected as PEDv continues to spread throughout the U.S. We are subject to risks related to our ability to maintain animal health and control PEDv. We are unable to predict the extent the disease will impact our operations or market prices in the future.

Renewable Fuel Standard
The federal Renewable Fuel Standard (RFS) program requires that bio-fuels be blended into transportation fuels at ever-increasing volumes up to 36 billion gallons in 2030.  In October 2010, the Environmental Protection Agency (EPA) granted a “partial waiver” to a statutory bar under the Clean Air Act prohibiting fuel manufacturers from introducing fuel additives that are not “substantially similar” to those already approved and in use for vehicles of model year (MY) 1975 or later.  Prior to EPA's decision, the ethanol content of gasoline in the United States was limited to 10 percent (E10), which created a barrier, commonly referred to as the “blendwall,” to the expansion of blended bio-fuels as prescribed by the RFS.  The EPA's decision allows fuel manufacturers to increase the ethanol content of gasoline to 15 percent (E15) for use in MY 2007 and newer light-duty motor vehicles, including passenger cars, light-duty trucks and medium-duty passenger vehicles. In January 2011, the EPA granted another partial waiver authorizing E15 use in MY 2001-2006 light-duty motor vehicles. Judicial challenges to these rulemakings by a coalition of industry groups were dismissed.

On November 15, 2013, the EPA proposed volume requirements and associated percentage standards that would apply under the RFS program in calendar year 2014 for cellulosic bio-fuel, biomass-based diesel, advanced bio-fuel and total renewable fuel. EPA’s proposal reduces the volume of renewable fuels mandated by statute and reflects EPA’s current estimate of what will actually be produced in 2014.   EPA’s proposal reflects a concern that existing transportation infrastructure is unprepared for higher blends of bio-fuels in transportation fuels such as E15 and that the reduction in required volumes will maintain a blending percentage at E10 through 2014.  EPA will consider public comments before setting the final standard. Although the long-term impact of the RFS is currently unknown, studies have shown that expanded corn-based ethanol production has driven up the price of livestock feed and led to commodity-price volatility. We cannot presently assess the full economic impact of the RFS program on the meat processing industry or on our operations.
Country of Origin Labeling
Following a World Trade Organization (WTO) panel ruling on a complaint by Canada and Mexico that existing U.S. country- of-origin labeling (COOL) requirements violated the United States’ WTO obligations, USDA published a new rule effective May 23, 2013, Mandatory Country of Origin Labeling of Beef, Pork, Lamb, Chicken, Goat Meat, Wild and Farm-Raised Fish and Shellfish, Perishable Agricultural Commodities, Peanuts, Pecans, Ginseng, and Macadamia Nuts. 78 Fed. Reg. 31367 (May 24, 2013) (the 2013 Rule). The 2013 Rule requires, in part, that labels on covered meat products must list separately, in sequence, the specific country where the animal was “born,” the country where it was “raised,” and the country where it was “slaughtered.” The rule also prohibits combining or commingling of meats with different “Born, Raised, and Slaughtered” combinations in the same package at retail. USDA also provided a six month educational period for retailers until November 23, 2013.

Judicial challenges to these rule-makings by a coalition of industry groups are pending. The Canadian and Mexican governments are also challenging the 2013 Rule before the Dispute Settlement Body of the WTO. If the Canadian and Mexican WTO challenge is successful, then USDA will be faced with the choice of re-formulating another country of origin regulation, seeking amendments to the underlying statute, or subjecting U.S. industries to substantial retaliatory tariffs. Although the long-term impact of COOL is currently unknown, industry groups have indicated that the rules impose additional costs on the industry including costs associated with segregation of livestock, record-keeping and new packaging and labeling along with potential retaliatory trade measures under WTO rules. We cannot presently assess the full economic impact of COOL on the meat processing industry or on our operations.
Outlook
The commodity markets affecting our business fluctuate on a daily basis. In this operating environment, it is difficult to forecast industry trends and conditions. The outlook statements that follow must be viewed in this context.
The outlook for calendar 2014 is much improved over 2013.  Improving markets, synergistic effects from the strategic merger with WH Group, improving export opportunities, operational improvement plans in place at both the plant and farm levels and organic growth targets should provide tailwinds for improved operating performance over the next 12 months.
Early in calendar 2014, the threat of lower pork supplies, largely attributable to PEDv, has resulted in record or near record prices up and down the entire pork value chain in the United States. While PEDv will result in lower numbers of pigs produced in our Hog Production segment, we expect higher domestic live hog prices will more than offset any volume reductions and will result in strong segment profits.  We expect a return to normalized operating margins within the Pork and International segments, notwithstanding significantly increased live hog prices and higher meat cost for our packaged meats businesses.

RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
WH Group Merger
In connection with the Merger, we incurred $23.9 million and $18.0 million of professional fees during the Successor and Predecessor periods, respectively. These fees are recognized in merger related costs on the consolidated statements of income. In addition, Merger Sub deferred $17.3 million of debt issuance costs for a financing arrangement. We recognized these deferred costs in interest expense during the Successor Period upon termination of the financing arrangement following the Merger. All of these charges are reflected in the results of our Corporate segment.
WH Group's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed by WH Group in the Merger reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. Our pre-tax earnings for the Successor Period were negatively impacted by $37.7 million as a result of the fair value adjustments to our assets and liabilities, including a $45.4 million increase in cost of sales as a result of the fair value step-up of our inventories.
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

CFG Consolidation Plan
In December 2011, the board of Campofrío Food Group (CFG) approved a multi-year plan to consolidate and streamline its manufacturing operations to improve operating efficiencies and increase utilization (the CFG Consolidation Plan). The CFG Consolidation Plan included the disposal of certain assets, employee redundancy costs and the contribution of CFG's French cooked ham business into a newly formed joint venture. As a result, we recorded our share of CFG's charges totaling $38.7 million in equity in loss (income) of affiliates within the International segment in the third quarter of fiscal 2012.
Fire Insurance Settlement
In July 2009, a fire occurred at the primary manufacturing facility of our subsidiary, Patrick Cudahy, Inc. (Patrick Cudahy), in Cudahy, Wisconsin. The fire damaged a portion of the facility’s production space and required the temporary cessation of operations, but did not consume the entire facility. Shortly after the fire, we resumed production activities in undamaged portions of the plant, including the distribution center, and took steps to address the supply needs for Patrick Cudahy products by shifting production to other Company and third-party facilities.
We maintain comprehensive general liability and property insurance, including business interruption insurance. In December 2010, we reached an agreement with our insurance carriers to settle the claim for a total of $208.0 million, of which $70.0 million had been advanced to us in fiscal 2010. We allocated these proceeds to first recover the book value of the property lost, out-of-pocket expenses incurred and business interruption losses that resulted from the fire. The remaining proceeds were recognized as an involuntary conversion gain of $120.6 million in the Corporate segment in the third quarter of fiscal 2011. The involuntary conversion gain was classified in a separate line item on the consolidated statement of income. We also recognized $15.8 million of the insurance proceeds in fiscal 2011 in cost of sales in our Pork segment to offset business interruption losses incurred.
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
In November 2011, we announced that we would shift the production of hot dogs and lunchmeat from Smithfield Packing's Portsmouth, Virginia plant to our Kinston, North Carolina plant and permanently close the Portsmouth facility. The Kinston facility was expanded to handle the additional production and incorporates state of the art technology and equipment, which is expected to produce significant production efficiencies and cost reductions. The expansion of the Kinston facility and the closure of the Portsmouth facility were completed in the second half of calendar year 2013.
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

Hog Farms
Texas
In January 2011, we sold a portion of our Dalhart, Texas hog production assets to a crop farmer for net proceeds of $9.1 million and recognized a loss on the sale of $1.8 million in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. In April 2011, we completed the sale of the remaining assets of our Dalhart, Texas operation and received net proceeds of $32.5 million. As a result of the sale, we recognized a gain of $13.6 million, after allocating $8.5 million in goodwill to the asset group, in selling, general and administrative expenses in our Hog Production segment in the fourth quarter of fiscal 2011.
Oklahoma and Iowa
In January 2011, we completed the sale of certain hog production assets located in Oklahoma and Iowa. As a result of these sales, we received total net proceeds of $70.4 million and recognized gains totaling $6.9 million, after allocating $17.0 million of goodwill to these asset groups. The gains were recorded in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011.
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
Butterball, LLC (Butterball)
In June 2010, we announced that we had made an offer to purchase our joint venture partner’s 51% ownership interest in Butterball and our partner’s related turkey production assets. In accordance with Butterball’s operating agreement, our partner had to either accept the offer to sell or be required to purchase our 49% interest and our related turkey production assets.
In September 2010, we were notified of our joint venture partner’s decision to purchase our 49% interest in Butterball and our related turkey production assets. In December 2010, we completed the sale of these assets for $167.0 million and recognized a gain of $0.2 million.

Consolidated Results of Operations
The tables presented below compare our results of operations for the Transition Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011.
The Transition Period reflects the combined results of the current year Successor Period and Predecessor Period. This combined information does not purport to represent what our consolidated results of operations would have been if the Successor had actually been formed on April 29, 2013, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the Merger actually occurred on April 29, 2013.
As used in the tables below, "NM" means "not meaningful."
Eight Months Ended December 29, 2013 and December 30, 2012

	Successor	Predecessor	The Transition Period	Predecessor
			Eight Months Ended
			(unaudited)
	September 27 - December 29, 2013	April 29 - September 26, 2013	December 29, 2013	December 30, 2012	% Change
	(in millions)
Sales	$3,894.2	$5,679.5	$9,573.7	$8,898.7	8%
Cost of sales	3,543.1	5,190.1	8,733.2	7,943.5	10
Gross profit	351.1	489.4	840.5	955.2	(12)
Selling, general and administrative expenses	213.4	341.7	555.1	540.5	3
Merger related costs	23.9	18.0	41.9	—	NM
Loss (income) from equity method investments	2.6	0.5	3.1	(6.5)	(148)
Operating profit	111.2	129.2	240.4	421.2	(43)
Interest expense	59.0	64.6	123.6	111.8	11
Loss on debt extinguishment	1.7	—	1.7	120.7	(99)
Income before income taxes	50.5	64.6	115.1	188.7	(39)
Income tax expense	15.8	12.7	28.5	58.7	(51)
Net income	$34.7	$51.9	$86.6	$130.0	(33)%

Sales and Gross Profit

•	Sales increased primarily as the result of higher average selling prices in the Pork and Hog Production segments and an 18% increase in volume in the International segment.

•
Gross profit decreased primarily as the result of an 8% increase in domestic live hog prices. As noted in "Significant Events Affecting Results of Operations," the current year also included an additional $45.4 million in cost of sales during the Successor period as a result of the fair value step-up of our inventory.

Selling, General and Administrative Expenses

•
Advertising costs during the Transition Period were approximately $20.0 million higher than during the eight months ended December 30, 2012 as we continued our investment in marketing and advertising programs focused on building brand equity and growing sales.

Merger Related Costs

•
As noted in "Significant Events Affecting Results of Operations," we incurred an aggregate of $41.9 million of professional fees during the Successor and Predecessor periods in the current year as a result of the Merger.

Loss (Income) from Equity Method Investments

•
The decline in profitability in the Transition Period is primarily driven by lower selling prices in the meat processing operations of our Mexican joint ventures. Also, tax law changes in Mexico negatively impacted our joint ventures during the Transition Period.

Interest Expense and Loss on Debt Extinguishment

•	As noted in "Significant Events Affecting Results of Operations," interest expense for the Successor Period includes $17.3 million of debt issuance costs originally deferred by Merger Sub.

•	In the eight months ended December 30, 2012, we recognized losses of $120.7 million on the repurchase of $694.4 million of our outstanding senior notes due in May 2013 and July 2014.
Income Tax Expense

•
Taxable income relative to permanent items and the mix of income between jurisdictions for the Successor period impacted the effective tax rate. The Predecessor periods are also impacted by income relative to permanent items for the period, the mix of income between jurisdictions and state income tax credits.

Fiscal Years Ended April 28, 2013, April 29, 2012 and May 1, 2011

	Predecessor			Predecessor
	Fiscal Year Ended			Fiscal Year Ended
	April 28, 2013	April 29, 2012	% Change	April 29, 2012	May 1, 2011	% Change
	(in millions)			(in millions)
Sales	$13,221.1	$13,094.3	1%	$13,094.3	$12,202.7	7%
Cost of sales	11,901.4	11,544.9	3	11,544.9	10,488.6	10
Gross profit	1,319.7	1,549.4	(15)	1,549.4	1,714.1	(10)
Selling, general and administrative expenses	815.4	816.9	—	816.9	789.8	3
Gain on fire insurance recovery	—	—	NM	—	(120.6)	(100)
Loss (income) from equity method investments	(15.0)	9.9	252	9.9	(50.1)	(120)
Operating profit	519.3	722.6	(28)	722.6	1,095.0	(34)
Interest expense	168.7	176.7	(5)	176.7	245.4	(28)
Loss on debt extinguishment	120.7	12.2	889	12.2	92.5	(87)
Income before income taxes	229.9	533.7	(57)	533.7	757.1	(30)
Income tax expense	46.1	172.4	(73)	172.4	236.1	(27)
Net income	$183.8	$361.3	(49)%	$361.3	$521.0	(31)%

Sales and Gross Profit
Fiscal 2013 vs. Fiscal 2012

•
Sales in fiscal 2013 were slightly higher than fiscal 2012 as higher volumes across all segments were largely offset by lower domestic fresh meat and hog market prices and the effects of foreign currency translation.

•	The decline in gross profit margin was primarily caused by higher hog feed costs and lower pork prices in the U.S.

Fiscal 2012 vs. Fiscal 2011

•
The increase in consolidated sales was primarily driven by higher sales prices and volumes in the Pork segment. These increases were attributable to higher market prices for fresh pork, supported by export demand, and an improved sales mix in packaged meats to higher margin core brands.

•
Gross margin declined from fiscal 2011 levels as a result of significantly higher raw material costs in all segments. Domestic live hog market prices increased approximately 15% and domestic raising costs increased 18% as a result of higher feed prices.

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
Fiscal 2013 vs. Fiscal 2012

•	Fiscal 2012 included $22.2 million in net charges associated with the Missouri litigation.

•
Fiscal 2012 included $6.4 million in professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011, we terminated negotiations to purchase the additional interest.

•	Pension and other post-retirement benefit expenses increased $26.4 million.

Fiscal 2012 vs. Fiscal 2011

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

•	Variable compensation expense was $29.9 million lower due primarily to lower profitability levels in fiscal 2012.

•	Expense for pension and other post-retirement benefits decreased $19.6 million.
Loss (Income) from Equity Method Investments
Fiscal 2013 vs. Fiscal 2012

•	CFG's results for fiscal 2012 included $38.7 million of charges related to the CFG Consolidation Plan.

•	Results from our Mexican joint ventures declined due to higher feed costs, lower hog prices and lower meat sales volumes.
Fiscal 2012 vs. Fiscal 2011

•	CFG's results for fiscal 2012 included $38.7 million of charges related to the CFG Consolidation Plan.

•	Results from our Mexican joint ventures were negatively impacted by higher feed costs and unfavorable changes in foreign exchange rates.

Interest Expense
Fiscal 2013 vs. Fiscal 2012

•
Interest expense decreased due to lower average interest rates resulting from the refinancing of our 10% senior secured notes due July 2014 (2014 Notes) and our 7.75% senior unsecured notes due May 2013 (2013 Notes) as described under "Liquidity and Capital Resources" below.

Fiscal 2012 vs Fiscal 2011

•
Interest expense decreased in fiscal 2012 as a result of our Project 100 initiative, under which we redeemed more than $1 billion of debt since the first quarter of fiscal 2011, including $600 million of our 7% senior unsecured notes due August 2011, $260.6 million of our 2014 Notes and $190 million of our 2013 Notes.

Loss on Debt Extinguishment
Fiscal 2013

•	We recognized losses of $120.7 million on the repurchase of $694.4 million of our outstanding senior notes due in May 2013 and July 2014.
Fiscal 2012

•	We recognized losses of $11.0 million during fiscal 2012 on the repurchase of $59.7 million of our 2014 Notes.

•	We recognized a loss on debt extinguishment of $1.2 million in the first quarter of fiscal 2012 associated with the refinancing of our working capital facilities in June 2011.
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

•	We released $11.1 million in deferred tax asset valuation allowances in fiscal 2013, primarily related to the utilization of tax losses in foreign jurisdictions.

•	The mix of earnings from foreign operations, which are taxed at lower rates, was higher in fiscal 2013.

Segment Results
The following information reflects the results from each respective segment for the periods presented:
Eight Months Ended December 29, 2013 and December 30, 2012

	Successor	Predecessor	The Transition Period	Predecessor
			Eight Months Ended
			(unaudited)
	September 27 - December 29, 2013	April 29 - September 26, 2013	December 29, 2013	December 30, 2012	% Change
	(in millions)
Sales:
Fresh pork	$1,347.3	$2,240.3	$3,587.6	$3,356.1	7%
Packaged meats	1,968.9	2,541.7	4,510.6	4,140.0	9
Total Pork	3,316.2	4,782.0	8,098.2	7,496.1	8
Hog Production	889.2	1,439.1	2,328.3	2,042.8	14
International	428.2	643.6	1,071.8	983.6	9
Total segment sales	4,633.6	6,864.7	11,498.3	10,522.5	9
Intersegment sales	(739.4)	(1,185.2)	(1,924.6)	(1,623.8)	(19)
Consolidated sales	$3,894.2	$5,679.5	$9,573.7	$8,898.7	8%

Operating profit (loss): (1)
Fresh pork	$96.0	$(50.7)	$45.3	$131.0	(65)%
Packaged meats	81.7	149.2	230.9	322.7	(28)
Total Pork	177.7	98.5	276.2	453.7	(39)
Hog Production	(40.6)	81.4	40.8	(56.4)	172
International	25.4	15.9	41.3	89.0	(54)
Corporate	(51.3)	(66.6)	(117.9)	(65.1)	(81)
Consolidated operating profit	$111.2	$129.2	$240.4	$421.2	(43)%

——————————————

(1)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.
Pork Segment

•	Pork segment sales increased during the Transition Period as a result of a 7% increase in average selling prices and a 1% increase in volume.

•	Fresh pork operating profit decreased despite a 6% increase in average selling prices primarily as a result of an 8% increase in domestic live hog prices.

•	Packaged meats operating profit in the current year decreased as a 9% increase in selling prices was more than offset by higher raw material costs.

•
Operating profit in the Transition Period included $38.7 million of additional non-cash costs related to the fair value step-up of our inventories. See "Significant Events Affecting Results of Operations" for further discussion.

Hog Production Segment

•	Transition Period sales benefited from an 8% increase in domestic live hog prices and a 3% increase in head sold.

•	Hog Production operating profit improved by $97.2 million mainly due to higher live hog market prices.
International Segment

•	As a result of fluctuations in foreign exchange rates, International segment sales and operating profit in the Transition Period were both positively impacted by approximately 3%.

•	Sales and operating profit in the transition period were positively impacted by an 18% increase in volume which was partially offset by a 10% decrease in average selling prices.

•
Transition Period operating profit was also negatively impacted by 8% and 6% increases in raising costs in both Poland and Romania, respectively, along with significantly lower equity income from our Mexican joint ventures.

Corporate Segment

•	The Transition Period includes fees related to the Merger. See "Significant Events Affecting Results of Operations" for further discussion.

Fiscal Years Ended April 28, 2013, April 29, 2012 and May 1, 2011

	Predecessor			Predecessor
	Fiscal Year Ended			Fiscal Year Ended
	April 28, 2013	April 29, 2012	% Change	April 29, 2012	May 1, 2011	% Change
	(in millions)			(in millions)
Sales:
Fresh pork	$4,924.1	$5,089.4	(3)%	$5,089.4	$4,542.7	12%
Packaged meats	6,152.0	6,003.6	2	6,003.6	5,721.2	5
Total Pork	11,076.1	11,093.0	—	11,093.0	10,263.9	8
Hog Production	3,135.1	3,052.6	3	3,052.6	2,705.1	13
International	1,468.5	1,466.7	—	1,466.7	1,340.7	9
Other	—	—	NM	—	74.7	NM
Total segment sales	15,679.7	15,612.3	—	15,612.3	14,384.4	9
Intersegment sales	(2,458.6)	(2,518.0)	2	(2,518.0)	(2,181.7)	(15)
Consolidated sales	$13,221.1	$13,094.3	1	$13,094.3	$12,202.7	7

Operating profit (loss): (1)
Fresh pork	$161.6	$222.0	(27)%	$222.0	$406.5	(45)%
Packaged meats	470.0	401.7	17	401.7	346.9	16
Total Pork	631.6	623.7	1	623.7	753.4	(17)
Hog Production	(119.1)	166.1	(172)	166.1	224.4	(26)
International	108.2	42.8	153	42.8	115.9	(63)
Other	—	—	NM	—	(2.4)	NM
Corporate	(101.4)	(110.0)	8	(110.0)	3.7	NM
Consolidated operating profit	$519.3	$722.6	(28)%	$722.6	$1,095.0	(34)%
——————————————

(1)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.
Pork Segment
Fiscal 2013 vs. Fiscal 2012

•	Pork segment sales declined slightly as high pork supplies contributed to lower average fresh pork sales prices.

•	Fresh pork and packaged meats sales volumes increased 3% and 4%, respectively, as a result of higher slaughter levels and hog weights.

•	Packaged meats average sales prices declined 1% as a decline in the prices of private label products was largely offset by higher sales prices in our core brands.

•	Fresh pork operating profit decreased to $6 per head from $8 per head due primarily to lower sales prices.

•	Packaged meats operating profit increased to $.17 per pound from $.15 per pound, benefiting from lower raw material costs.
Fiscal 2012 vs. Fiscal 2011

•
Sales and operating profit were positively impacted by higher average unit selling prices for both fresh pork and packaged meats driven by strong export demand, an improved mix in packaged meats to more core brand product sales and strong pricing discipline.

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
Fiscal 2013 vs. Fiscal 2012

•	Sales increased due to higher volumes, which more than offset the impact of lower market hog prices.

•
Fiscal 2013 operating profit was negatively impacted by higher hog supplies, resulting in a 6% decrease in live hog prices, and increased domestic raising costs, including the effects of grain derivative contracts designated in hedging relationships for accounting purposes, primarily as a result of higher priced feed.

•
Fiscal 2013 operating profit included gains of $91.2 million compared to $58.6 million in fiscal 2012 on lean hog derivative contracts and grain derivative contracts that are not designated in hedging relationships for accounting purposes.

•	Fiscal 2012 operating profit included $22.2 million in net charges associated with the Missouri litigation.

•	Fiscal 2012 operating profit included accelerated depreciation charges of $8.2 million as a result of our decision to permanently idle certain farm assets in Missouri.
Fiscal 2012 vs. Fiscal 2011

•	Sales and operating profit were positively impacted by significantly higher live hog market prices.

•	Volume declined due to temporary disruptions from the Cost Savings Initiative and the sale of our Oklahoma hog farms at the end of the third quarter of fiscal 2011.

•	Domestic raising costs, including the effects of grain derivative contracts designated in hedging relationships for accounting purposes, increased primarily as a result of higher feed costs.

•	Fiscal 2012 operating profit included $22.2 million in net charges associated with the Missouri litigation compared to a $19.1 million net benefit in fiscal 2011.

•	Operating profit in fiscal 2011 included a net gain of $18.7 million on the sale of hog farms in Oklahoma, Iowa and Texas.

•	Fiscal 2012 operating profit included accelerated depreciation charges of $8.2 million as a result of our decision to permanently idle certain farm assets in Missouri.

•	Fiscal 2012 operating profit included $3.1 million in charges associated with the Cost Savings Initiative compared to $28.0 million in fiscal 2011.

•
Fiscal 2012 operating profit included gains of $58.6 million compared to $22.2 million in fiscal 2011 on lean hog derivative contracts and grain derivative contracts that are not designated in hedging relationships for accounting purposes.

International Segment
Fiscal 2013 vs. Fiscal 2012

•	Fluctuation in foreign exchange rates and their effect on foreign currency translation decreased sales by 8%.

•	Fluctuation in foreign exchange rates and their effect on foreign currency translation decreased operating profit by $11.5 million.

•
Sales and operating profit in fiscal 2013 benefited from significantly higher volumes in our Polish operations due to a 19% increase in the number of hogs processed. Unit sales prices in our Polish operations increased in several key product categories; however, higher volumes of lower value by-products that resulted from more processed hogs effectively diminished the overall average unit selling price compared to fiscal 2012.

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
Fiscal 2012 vs. Fiscal 2011

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
Other Segment
Fiscal 2012 vs. Fiscal 2011
The change in sales and operating loss reflects the sale of our turkey operations, including our investment in Butterball, in December 2010.
Corporate Segment
Fiscal 2013 vs. Fiscal 2012

•
Fiscal 2012 included $6.4 million of professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011, we terminated negotiations to purchase the additional interest.

Fiscal 2012 vs. Fiscal 2011

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of December 29, 2013, our liquidity position was $1.2 billion, comprised of $1.0 billion in availability under our credit facilities and $193.4 million in cash and cash equivalents.
On July 31, 2013, Merger Sub issued $500.0 million aggregate principal amount of 5.25% senior notes due August 1, 2018 and $400.0 million aggregate principal amount of 5.875% senior notes due August 1, 2021 (together, the Merger Sub Notes). Merger Sub incurred $20.4 million in transaction fees in connection with issuance of the Merger Sub Notes, which are being amortized over the life of the Merger Sub Notes. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Sub, including Merger Sub's obligations under the Merger Sub Notes. Proceeds from the Merger Sub Notes were held in escrow prior to the Merger Date and used in funding the Merger. The proceeds were used to fund a portion of the total consideration paid, repay certain outstanding debt of the Company and pay certain transaction fees associated with the Merger.
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
Credit Facilities

	December 29, 2013
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$1,025.0	$—	$—	$(145.0)	$880.0
Securitization Facility	275.0	—	(91.4)	(105.0)	78.6
International facilities	142.0	—	—	(64.1)	77.9
Total credit facilities	$1,442.0	$—	$(91.4)	$(314.1)	$1,036.5

Cash Flows
Operating Activities

	Successor	Predecessor	The Transition Period	Predecessor
			Eight Months Ended
			(unaudited)
	September 27 - December 29, 2013	April 29 - September 26, 2013	December 29, 2013	December 30, 2012
	(in millions)
Net cash flows from operating activities	$459.3	$(25.8)	$433.5	$248.0

The following items explain the significant changes in cash flows from operating activities for the periods presented:
The Transition Period vs. Eight Months Ended December 30, 2012

▪	Cash received from customers increased due to a 7% increase in average selling prices in the Pork segment and an 18% increase in sales volume in the International segment.

▪	Cash paid for grain and other feed ingredients purchased by the Hog Production segment decreased approximately $65.4 million despite a significant increase in total pounds purchased.

▪	In the prior year eight month period, we paid cash to settle the Missouri litigation.

▪	In the Transition Period, we paid $53.8 million for the settlement of derivative contracts and for margin requirements compared to $91.0 million received in prior year.

▪	Cash paid to outside hog suppliers increased due to an 8% increase in domestic live hog market prices.

	Predecessor
	Fiscal Year Ended
	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Net cash flows from operating activities	$172.7	$570.1	$616.4

The following items explain the significant changes in cash flows from operating activities over the past three fiscal years:
Fiscal 2013 vs. Fiscal 2012

•	Cash paid for grain and other feed ingredients purchased by the Hog Production segment increased approximately $372 million.

•	Cash received for the settlement of commodity derivative contracts and for margin requirements decreased $103.4 million in fiscal 2013.

•	Cash received from customers decreased primarily as a result of lower domestic selling prices.

•	We paid cash to settle the Missouri litigation in fiscal 2013.

•	Expenditures for advertising increased as part of our strategy to build brand equity and grow sales.

•	Cash paid to outside hog suppliers was lower due to a 6% decrease in average domestic live hog market prices.

•	Income tax payments decreased $222.0 million as a result of significant tax refunds during the first quarter of fiscal 2013 and lower domestic taxable income.

•	We contributed $17.7 million to our qualified and non-qualified pension plans in fiscal 2013 compared to $142.8 million in fiscal 2012.

Fiscal 2012 vs Fiscal 2011

•Cash paid to outside hog suppliers was higher due to a 15% increase in average live hog market prices.

•	Fiscal 2012 included net tax payments of $225.7 million compared to net refunds of $34.8 million in fiscal 2011.

•	Cash paid for grain and other feed ingredients purchased by the Hog Production segment increased approximately $262 million.

•	Variable compensation paid in fiscal 2012 related to the prior year's performance was higher than the corresponding amount paid in fiscal 2011.

•	We contributed $142.8 million to our qualified and non-qualified pension plans in fiscal 2012 compared to $128.5 million in fiscal 2011.

•	Cash received from customers increased primarily as a result of higher selling prices.

•	Cash received for the settlement of commodity derivative contracts and for margin requirements increased $82.0 million.
Investing Activities

	Successor	Predecessor	The Transition Period	Predecessor
			Eight Months Ended
			(unaudited)
	September 27 - December 29, 2013	April 29 - September 26, 2013	December 29, 2013	December 30, 2012
	(in millions)
Acquisition of Smithfield Foods, Inc.	$(4,896.6)	$—	$(4,896.6)	$—
Capital expenditures	(69.9)	(139.8)	(209.7)	(176.7)
Business acquisition, net of cash acquired	—	(32.8)	(32.8)	(23.1)
Net (expenditures) proceeds from breeding stock transactions	5.1	(5.3)	(0.2)	(12.4)
Proceeds from sale of property, plant and equipment	2.3	1.7	4.0	14.8
Advance note and other	—	(10.0)	(10.0)	0.1
Net cash flows from investing activities	$(4,959.1)	$(186.2)	$(5,145.3)	$(197.3)

The following items explain the significant investing activities for the periods presented:
The Transition Period

•	WH Group paid $4.9 billion in connection with the Merger to acquire all of our common stock and settle all vested and unvested stock-based compensation awards.

•
In May 2013, we paid $32.8 million, net of cash acquired, for a 50% interest in KCS. Also, we advanced $10.0 million to the seller of KCS in exchange for a promissory note, which is secured by the remaining membership interest in KCS held by the seller.

•
Capital expenditures primarily related to plant and hog farm improvement projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

Eight Months Ended December 30, 2012

•
Capital expenditures during the prior year primarily related to plant and hog farm improvement projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

•	In October 2012, we paid $23.1 million, net of cash acquired, for a 70% interest in American Skin Food Group, LLC.

	Predecessor
	Fiscal Year Ended
	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Capital expenditures	$(278.0)	$(290.7)	$(176.8)
Business acquisition, net of cash acquired	(24.0)	—	—
Dispositions	—	—	261.5
Insurance proceeds	—	—	120.6
Net (expenditures) proceeds from breeding stock transactions	(18.4)	(2.3)	26.2
Proceeds from sale of property, plant and equipment	16.9	6.4	22.8
Other	(0.2)	—	—
Net cash flows from investing activities	$(303.7)	$(286.6)	$254.3

The following items explain the significant investing activities for each of the past three fiscal years:
Fiscal 2013

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

Fiscal 2011

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

•	Proceeds from the sale of property, plant and equipment includes $9.1 million from the sale of farm land in Texas.

Financing Activities

	Successor	Predecessor	The Transition Period	Predecessor
			Eight Months Ended
			(unaudited)
	September 27 - December 29, 2013	April 29 - September 26, 2013	December 29, 2013	December 30, 2012
	(in millions)
Net proceeds from equity contributions	$4,162.1	$—	$4,162.1	$—
Proceeds from the issuance of long-term debt and capital leases	900.3	—	900.3	1,019.2
Principal payments on long-term debt and capital lease obligations	(218.7)	(458.7)	(677.4)	(713.4)
Proceeds from Securitization Facility	240.0	170.0	410.0	—
Payments on Securitization Facility	(255.0)	(50.0)	(305.0)	—
Net borrowings (repayments) on revolving credit facilities and notes payables	(367.9)	490.3	122.4	42.8
Repurchase of common stock	—	—	—	(386.4)
Debt issuance costs and other	(20.4)	0.1	(20.3)	(16.5)
Net cash flows from financing activities	$4,440.4	$151.7	$4,592.1	$(54.3)
The following items explain the significant investing activities for the periods presented:
The Transition Period

•
As part of the Merger, WH Group purchased all of our common stock as of the Merger Date. The amount paid by WH Group, net of certain transaction costs is deemed to be an equity contribution by WH Group to the Company.

•
Merger Sub issued the Merger Sub Notes as part of the financing for the Merger. Also, Merger Sub incurred $20.4 million in transaction fees in connection with the issuance of the Merger Sub Notes, which are being amortized over the life of the Merger Sub Notes. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Sub, including Merger Sub's obligations under the Merger Sub Notes.

•	In the Successor Period, we made an early repayment of our $200.0 million floating rate unsecured term loan due in February 2014.

•	In the Predecessor Period, we repaid the outstanding principal balance on our 4% senior unsecured convertible notes totaling $400.0 million.

•	In the Predecessor Period, we repaid the outstanding principal amount on our 7.75% senior unsecured notes totaling $55.0 million.

•	In the Transition Period, we drew $145.0 million on our Inventory Revolver and $105.0 million on our Securitization Facility, net of repayments, to repay other long-term debt, as noted above.
Eight Months Ended December 30, 2012

•
In August 2012, we issued $1.0 billion of our 2022 Notes at a price equal to 99.5% of their face value. We used $804.9 million of the $981.2 million in net proceeds from the debt offering to repurchase the remaining $694.4 million of our outstanding senior notes due in May 2013 and July 2014.

•	We repurchased 19,068,079 shares of our common stock for $386.4 million as part of a previously approved share repurchase program.

•	We incurred $18.0 million in transaction fees in connection with the issuance of the 2022 Notes, which are being amortized over their ten-year life.

	Predecessor
	Fiscal Year Ended
	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Proceeds from the issuance of long-term debt	$1,219.2	$—	$—
Principal payments on long-term debt and capital lease obligations	(716.5)	(152.7)	(944.5)
Net borrowings (repayments) on revolving credit facilities and notes payables	13.9	(0.3)	21.6
Repurchase of common stock	(386.4)	(189.5)	—
Change in cash collateral	—	23.9	(23.9)
Debt issuance costs and other	(14.5)	(9.8)	1.2
Net cash flows from financing activities	$115.7	$(328.4)	$(945.6)
The following items explain the significant financing activities for each of the past three fiscal years:
Fiscal 2013

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

Capitalization

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
6.625% senior unsecured notes, due August 2022, including unamortized premiums of $21.7 million (Successor) and unamortized discounts of $4.7 million (Predecessor)	$1,021.3	$995.3	$—
7.75% senior unsecured notes, due July 2017, including unamortized premiums of $54.0 million (Successor)	538.4	500.0	500.0
5.25% senior unsecured notes, due August 2018	500.0	—	—
5.875% senior unsecured notes, due August 2021	400.0	—	—
7.75% senior unsecured notes, due May 2013	—	55.0	160.0
4% senior unsecured Convertible Notes, due June 2013, including unamortized discounts of $4.1 million (Predecessor) and $26.8 million (Predecessor)	—	395.9	373.2
10% senior secured notes, due July 2014, including unamortized discounts of $7.0 million (Predecessor)	—	—	357.4
10% senior secured notes, due July 2014, including unamortized premiums of $4.4 million (Predecessor)	—	—	229.4
Floating rate senior unsecured term loan, due May 2018	200.0	200.0	200.0
Floating rate senior unsecured term loan, due February 2014	—	200.0	—
Inventory Revolver, LIBOR plus 3.25%	145.0	—	—
Securitization Facility, the lender's cost of funds of 0.21% plus 1.15%	105.0	—	—
Various, interest rates from 0.0% to 5.20%, due February 2014 through June 2017	110.4	132.9	117.3
Total debt	3,020.1	2,479.1	1,937.3
Current portion	(47.3)	(675.1)	(62.5)
Total long-term debt	$2,972.8	$1,804.0	$1,874.8
Total shareholders’ equity	$4,231.1	$3,097.0	$3,387.3
Interest Rate Spread
As of December 29, 2013, the interest rates on borrowings under the Inventory Revolver and the Securitization Facility were LIBOR plus 3.25% and 0.21% plus 1.15%, respectively. The interest rate spread for the Inventory Revolver is based on a pricing-level grid in the agreement and is determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement).
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
As of December 29, 2013, we continue to guarantee $9.5 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

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
Group Pens
In January 2007, we announced a voluntary, ten-year program to phase out individual gestation stalls at our company-owned sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $360.0 million, including associated maintenance and repairs. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of calendar year 2013, we had completed conversions to group housing for over 54% of our sows on company-owned farms. We remain on track to finish conversion to group housing for all sows on company-owned farms by the end of 2017. Our hog production operations in Poland and Romania completed their conversions to group housing facilities a number of years ago.
In January 2014, we announced the recommendation that all of our contract sow growers join with us in converting their facilities to group housing systems for pregnant sows. We asked contract sow growers to convert by 2022 and offered a sliding scale of incentives to accelerate that timetable. Growers who commit to convert to group housing will receive contract extensions upon completion of the conversion.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Derivative Financial Instruments” below. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the Transition Period, margin deposits posted by us ranged from $21.7 million to $106.4 million. The average daily amount we held on deposit from our brokers during the Transition Period was $54.3 million. As of December 29, 2013, the net amount on deposit with our brokers was $47.6 million.
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
Pension Plan Funding
Funding requirements for our pension plans are determined based on the funded status measured at the end of each year. The values of our pension obligation and related assets may fluctuate significantly, which may in turn lead to a larger underfunded status in our pension plans and a higher funding requirement. We contributed $18.8 million to our qualified pension plans in the Transition Period. Our expected funding requirement in fiscal 2014 is approximately $115.1 million.

Contractual Obligations and Commercial Commitments
The following table provides information about our contractual obligations and commercial commitments as of December 29, 2013.

	Payments Due By Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in millions)
Long-term debt, excluding premiums	$2,944.4	$47.3	$318.9	$1,178.6	$1,399.6
Interest	1,127.9	172.4	337.2	282.8	335.5
Capital lease obligations, including interest	26.2	1.3	2.3	1.4	21.2
Operating leases	159.4	41.6	53.5	33.4	30.9
Capital expenditure commitments	20.6	20.6	—	—	—
Purchase obligations:
Hog procurement (1)	6,468.0	1,617.3	2,200.8	1,688.2	961.7
Contract hog growers (2)	1,300.5	370.4	364.1	266.0	300.0
Grain procurement (3)	309.5	309.5	—	—	—
Other (4)	292.3	19.2	34.5	27.8	210.8
Total	$12,648.8	$2,599.6	$3,311.3	$3,478.2	$3,259.7
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

(3)
Includes fixed price forward grain purchase contracts totaling $101.7 million. Also includes unpriced forward grain purchase contracts which, if valued as of December 29, 2013 market prices, would be $207.8 million. These forward grain contracts are accounted for as normal purchases. As a result, they are not recorded in the balance sheet.

(4)
Includes guaranteed royalty payments totaling $250.0 million to Nathan's Famous Inc. (Nathan's) over an 18 year contractual term commencing in March 2014. In December 2012, John Morrell signed an agreement with Nathan's to become Nathan's exclusive licensee to manufacture and sell branded hot dog, sausage and corn beef products in the retail market. Under the terms of the agreement, guaranteed minimum royalty payments are $10.0 million for the first year and increase at a compounded average annual rate of 3.2% over the contract term.

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

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
Grains	$(11.2)	$(78.0)	$33.8
Livestock	(7.1)	14.7	23.1
Energy	2.9	2.5	(12.2)
Foreign currency	1.0	0.4	3.6
——————————————

(1)	Negative amounts represent net liabilities
Sensitivity Analysis
The following table presents the sensitivity of the fair value of our open derivative contracts to a hypothetical 10% change in market prices or foreign exchange rates, as of December 29, 2013, April 28, 2013 and April 29, 2012.

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
Grains	$29.9	$38.1	$49.4
Livestock	48.0	12.7	18.0
Energy	5.2	5.4	3.3
Foreign currency	5.8	5.0	11.9

Commodities Risk
Our meat processing and hog production operations use various raw materials, primarily live hogs, corn, soybean meal and wheat, which are actively traded on commodity exchanges. We hedge these commodities when we determine conditions are appropriate to mitigate the inherent price risks. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. Commodities underlying our derivative instruments are subject to significant price fluctuations. Any requirement to mark-to-market the positions that have not been designated or do not qualify for hedge accounting could result in volatility in our results of operations. We attempt to closely match the hedging instrument terms with the hedged item’s terms. Gains and losses resulting from our commodity derivative contracts are recorded in cost of sales except for lean hog contracts that are designated in cash flow hedging relationships, which are recorded in sales, and are offset by increases and decreases in cash prices in our core business (with such increases and decreases reflected in the same income statement line items). For example, in a period of rising grain prices, gains resulting from long grain derivative positions would generally be offset by higher cash prices paid to farmers and other suppliers in spot markets. However, under the “mark-to-market” method described above, these offsetting changes do not always occur in the same period, with lag times of as much as twelve months.

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
The following tables present the effects on our consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships:

Cash Flow Hedges
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)		Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	September 27 - December 29, 2013	April 29 - September 26, 2013	September 27 - December 29, 2013	April 29 - September 26, 2013	September 27 - December 29, 2013	April 29 - September 26, 2013
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(8.9)	$3.1	$(0.9)	$23.6	$(3.7)	$1.3
Lean hog contracts	3.1	(29.3)	3.0	5.9	—	(0.8)
Foreign exchange contracts	3.5	(0.4)	0.3	(0.3)	—	—
Total	$(2.3)	$(26.6)	$2.4	$29.2	$(3.7)	$0.5

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive (Income) Loss into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	Predecessor			Predecessor			Predecessor
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	April 28, 2013	April 29, 2012	May 1, 2011	April 28, 2013	April 29, 2012	May 1, 2011	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$39.1	$5.5	$232.9	$108.4	$75.1	$80.7	$—	$(0.2)	$1.9
Lean hog contracts	13.6	102.8	(82.8)	54.9	32.3	(44.5)	0.4	(0.5)	(1.0)
Interest rate contracts	—	—	(1.2)	—	(2.4)	(7.0)	—	—	—
Foreign exchange contracts	0.4	(2.5)	(4.1)	2.1	(4.1)	(2.6)	—	—	—
Total	$53.1	$105.8	$144.8	$165.4	$100.9	$26.6	$0.4	$(0.7)	$0.9

Fair Value Hedges
	Gain (Loss) Recognized in Earnings on Derivative
	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Commodity contracts	$—	$0.5	$(12.8)	$21.9	$(4.2)

	Gain (Loss) Recognized in Earnings on Related Hedged Item
	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Commodity contracts	$0.1	$(0.5)	$5.0	$(16.7)	$5.4

Mark-to-Market Method
	Gain (Loss) Recognized in Earnings on Related Hedged Item
	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Commodity contracts	$(5.9)	$8.5	$42.6	$6.4	$63.4
Foreign exchange contracts	1.2	(0.2)	3.7	7.7	(9.0)
Total	$(4.7)	$8.3	$46.3	$14.1	$54.4

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

Business Combinations

We have been a part of multiple business combinations during the Transition Period and the past three fiscal years, including the Merger.

Each of these business combinations was accounted for using the acquisition method of accounting. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed.

In accounting for the Merger, WH Group's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company.

The preliminary allocation of consideration to the assets acquired and liabilities assumed by WH Group in the Merger reflects preliminary fair value estimates based on management's analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized.

We have not made any material changes in the accounting methodology used in purchase price allocation during the Transition Period nor during the past three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in the preliminary fair value estimates made as part of the Merger. However, as previously noted, these estimates are preliminary and subject to change within the measurement period as valuations are finalized. Any material measurement period adjustments will be applied retrospectively to the Merger Date.

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

We have not made any material changes in the accounting methodology used to establish our contingent liabilities during the Transition Period nor during the past three fiscal years.

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

We have not made any material changes in the accounting methodology used to establish our marketing accruals during the Transition Period nor during the past three fiscal years.

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
We have not made any material changes in the accounting methodology used to evaluate impairment of equity method investments during the Transition Period nor during the last three fiscal years.

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

We have not made any material changes in the accounting methodology used to establish our self-insurance liabilities during the Transition Period nor during the past three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% increase in the estimates as of December 29, 2013, would result in an increase in the amount we recorded for our insurance liabilities of approximately $10.2 million.

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

During the Transition Period, fiscal 2013, fiscal 2012 and fiscal 2011, we had no significant impairments of long-lived assets.

Our impairment analysis contains uncertainties due to judgment in assumptions and estimates surrounding undiscounted future cash flows of the long-lived asset, including forecasting useful lives of assets and selecting the discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in the accounting methodology used to evaluate the impairment of long-lived assets during the Transition Period nor during the last three fiscal years.

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

We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill and other intangible assets during the Transition Period nor during the last three fiscal years.

As of December 29, 2013, we had $1.6 billion of goodwill and $1.3 billion of other non-amortized intangible assets.
Goodwill and other intangible assets were recorded at fair value as of the Merger Date.

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

We generally contribute the minimum amount required under government regulations to our qualified pension plans. We funded $18.8 million, $17.7 million, $142.8 million and $128.5 million to our qualified pension plans during the Transition Period, fiscal 2013, 2012 and 2011, respectively. We expect to fund approximately $141 million in fiscal 2014.

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

The following weighted average assumptions were used to determine our benefit obligation and net benefit cost for the Successor Period:

• 5.30% – Discount rate to determine net benefit cost
• 5.25% – Discount rate to determine pension benefit obligation

• 7.25% – Expected return on plan assets

• 4.00% – Salary growth

If actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. For example, the discount rate used to measure our projected benefit obligation increased from 4.45% as of April 28, 2013 to 5.25% as of December 29, 2013, which is the primary cause for a $172.4 million increase in funded status.

An additional 0.50% decrease in the discount rate used to measure our projected benefit obligation would have further reduced the funded status by $110.6 million as of December 29, 2013, and would have resulted in an additional $7.4 million in net pension cost for the Transition Period.

A 0.50% decrease in expected return on plan assets would have resulted in an additional $3.6 million in net pension cost for the Transition Period.

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
FORWARD-LOOKING INFORMATION
This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These risks and uncertainties include, but are not limited to, the availability and prices of live hogs, feed ingredients (including corn), raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, adverse weather conditions, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to realize the anticipated strategic benefits of the acquisition of Smithfield Foods, Inc. by WH Group, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our exposure to market risk is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” of this Transition Report on Form 10-K.
All statements other than historical information required by this item are forward-looking statements. The actual impact of future market changes could differ materially because of, among others, the factors discussed in this Transition Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

PAGE
Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements	66
Consolidated Statements of Income - September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Fiscal Years 2013, 2012 and 2011 (Predecessor)	68
Consolidated Statements of Comprehensive Income - September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Fiscal Years 2013, 2012 and 2011 (Predecessor)	69
Consolidated Balance Sheets as of December 29, 2013 (Successor), April 28, 2013 (Predecessor) and April 29, 2012 (Predecessor)	70
Consolidated Statements of Cash Flows - September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Fiscal Years 2013, 2012 and 2011 (Predecessor)	71
Consolidated Statements of Shareholders’ Equity - September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Fiscal Years 2013, 2012 and 2011 (Predecessor)	72
Notes to Consolidated Financial Statements	74
Schedule II—Valuation and Qualifying Accounts	128

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholder of Smithfield Foods, Inc.
Smithfield, Virginia
We have audited the accompanying consolidated balance sheet of Smithfield Foods Inc. and subsidiaries (the "Company") as of December 29, 2013 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the periods from September 27, 2013 to December 29, 2013 (Successor) and from April 29, 2013 to September 26, 2013 (Predecessor). Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smithfield Foods Inc. and subsidiaries as of December 29, 2013, and the results of their operations and their cash flows for the periods from September 27, 2013 to December 29, 2013 (Successor) and from April 29, 2013 to September 26, 2013 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the financial statements, on September 26, 2013, WH Group Limited (WH Group), formerly Shuanghui International Holdings Limited, acquired all of the outstanding shares of the Company and WH Group’s cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Additionally, as discussed in Note 1 to the financial statements, on January 16, 2014, the Company changed its fiscal year end from the 52 or 53 week period which ends on the Sunday nearest to April 30 to the 52 or 53 week period which ends on the Sunday nearest to December 31. The change became effective at the end of the period ended December 29, 2013.
/s/ DELOITTE & TOUCHE LLP
Richmond, VA
March 20, 2014

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholder of Smithfield Foods, Inc.
Smithfield, Virginia
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
/s/ ERNST & YOUNG LLP
Richmond, Virginia
June 18, 2013, except for Note 4, as to which the date is March 20, 2014

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
Sales	$3,894.2	$5,679.5	$13,221.1	$13,094.3	$12,202.7
Cost of sales	3,543.1	5,190.1	11,901.4	11,544.9	10,488.6
Gross profit	351.1	489.4	1,319.7	1,549.4	1,714.1
Selling, general and administrative expenses	213.4	341.7	815.4	816.9	789.8
Gain on fire insurance recovery	—	—	—	—	(120.6)
Merger related costs	23.9	18.0	—	—	—
Loss (income) from equity method investments	2.6	0.5	(15.0)	9.9	(50.1)
Operating profit	111.2	129.2	519.3	722.6	1,095.0
Interest expense	59.0	64.6	168.7	176.7	245.4
Loss on debt extinguishment	1.7	—	120.7	12.2	92.5
Income before income taxes	50.5	64.6	229.9	533.7	757.1
Income tax expense	15.8	12.7	46.1	172.4	236.1
Net income	$34.7	$51.9	$183.8	$361.3	$521.0

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
Net income	$34.7	$51.9	$183.8	$361.3	$521.0

Other comprehensive income (loss):
Foreign currency translation:
Translation adjustment	29.6	23.3	(12.5)	(185.7)	120.2
Tax (expense) benefit	(2.3)	(6.4)	1.4	25.9	2.9
Pension accounting:
Net actuarial gains (losses)	23.7	—	(93.9)	(326.1)	60.8
Reclassification of losses into net income	—	24.8	52.8	23.5	38.9
Tax benefit (expense)	(9.1)	(9.7)	15.9	117.6	(37.1)
Hedge accounting:
Net derivative (losses) gains	(2.3)	(26.6)	53.3	105.6	144.9
Reclassification of net gains into net income	(2.4)	(29.2)	(165.4)	(100.9)	(26.6)
Tax benefit (expense)	1.8	21.8	43.1	(1.6)	(45.7)
Total other comprehensive income (loss)	39.0	(2.0)	(105.3)	(341.7)	258.3
Total comprehensive income	$73.7	$49.9	$78.5	$19.6	$779.3

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$193.4	$310.6	$324.3
Accounts receivable, net	810.9	663.2	624.7
Inventories	2,274.7	2,348.3	2,072.4
Prepaid expenses and other current assets	225.1	229.7	277.6
Total current assets	3,504.1	3,551.8	3,299.0

Property, plant and equipment, net	2,745.9	2,298.4	2,277.2
Goodwill	1,622.5	782.4	768.2
Investments	496.5	532.4	522.6
Intangible assets, net	1,405.8	390.4	381.8
Other assets	180.0	161.0	173.4
Total assets	$9,954.8	$7,716.4	$7,422.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	48.5	676.1	63.5
Accounts payable	614.4	429.1	415.8
Accrued expenses and other current liabilities	632.7	641.0	657.0
Total current liabilities	1,295.6	1,746.2	1,136.3

Long-term debt and capital lease obligations	2,997.4	1,829.2	1,900.9
Net long-term pension liability	504.4	697.0	581.9
Deferred income taxes, net	745.9	205.8	290.8
Other liabilities	131.1	127.8	122.3

Redeemable noncontrolling interests	48.6	12.7	2.0

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 authorized shares (Predecessor)	—	—	—
Common stock, no par value, 1,000 authorized shares; 1,000 issued and outstanding (Successor)	—	—	—
Common stock, $.50 par value, 500,000,000 authorized shares; 138,919,056 and 157,408,077 issued and outstanding (Predecessor)	—	69.5	78.7
Additional paid-in capital	4,157.4	1,389.9	1,561.0
Stock held in trust	—	(68.8)	(67.9)
Retained earnings	34.7	2,322.6	2,326.4
Accumulated other comprehensive income (loss)	39.0	(616.2)	(510.9)
Total shareholders’ equity	4,231.1	3,097.0	3,387.3
Noncontrolling interests	0.7	0.7	0.7
Total equity	4,231.8	3,097.7	3,388.0
Total liabilities and shareholders' equity	$9,954.8	$7,716.4	$7,422.2

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
Cash flows from operating activities:
Net income	$34.7	$51.9	$183.8	$361.3	$521.0
Adjustments to reconcile net cash flows from operating activities:
(Income) loss from equity method investments	2.6	0.5	(15.0)	9.9	(50.1)
Depreciation and amortization	55.4	106.5	239.9	242.8	231.9
Gain on fire insurance recovery	—	—	—	—	(120.6)
Impact of inventory fair value step-up on cost of sales	45.4	—	—	—	—
Deferred income taxes	14.5	(3.7)	(5.3)	90.2	158.2
Impairment of assets	0.5	2.0	4.2	2.9	9.2
Pension expense	11.9	44.8	96.1	57.2	82.0
Pension contributions	(9.1)	(9.7)	(17.7)	(142.8)	(128.5)
Changes in operating assets and liabilities and other, net:
Accounts receivable	(37.8)	(86.0)	(39.9)	47.8	(63.8)
Inventories	199.8	(108.7)	(273.9)	(89.8)	(178.4)
Prepaid expenses and other current assets	(66.7)	72.8	52.0	(68.1)	132.2
Accounts payable	107.0	64.2	14.7	2.5	36.6
Accrued expenses and other current liabilities	151.7	(150.3)	(15.9)	12.6	(72.6)
Other	(50.6)	(10.1)	(50.3)	43.6	59.3
Net cash flows from operating activities	459.3	(25.8)	172.7	570.1	616.4

Cash flows from investing activities:
Acquisition of Smithfield Foods, Inc.	(4,896.6)	—	—	—	—
Capital expenditures	(69.9)	(139.8)	(278.0)	(290.7)	(176.8)
Business acquisition, net of cash acquired	—	(32.8)	(24.0)	—	—
Dispositions	—	—	—	—	261.5
Insurance proceeds	—	—	—	—	120.6
Net (expenditures) proceeds from breeding stock transactions	5.1	(5.3)	(18.4)	(2.3)	26.2
Proceeds from sale of property, plant and equipment	2.3	1.7	16.9	6.4	22.8
Advance note and other	—	(10.0)	(0.2)	—	—
Net cash flows from investing activities	(4,959.1)	(186.2)	(303.7)	(286.6)	254.3

Cash flows from financing activities:
Net proceeds from equity contributions	4,162.1	—	—	—	—
Proceeds from the issuance of long-term debt	900.3	—	1,219.2	—	—
Principal payments on long-term debt and capital lease obligations	(218.7)	(458.7)	(716.5)	(152.7)	(944.5)
Proceeds from Securitization Facility	240.0	170.0	—	—	—
Payments on Securitization Facility	(255.0)	(50.0)	—	—	—
Net borrowings (repayments) on revolving credit facilities and notes payables	(367.9)	490.3	13.9	(0.3)	21.6
Repurchase of common stock	—	—	(386.4)	(189.5)	—
Change in cash collateral	—	—	—	23.9	(23.9)
Debt issuance costs and other	(20.4)	0.1	(14.5)	(9.8)	1.2
Net cash flows from financing activities	4,440.4	151.7	115.7	(328.4)	(945.6)

Effect of foreign exchange rate changes on cash	2.3	0.2	1.6	(5.5)	(1.6)
Net change in cash and cash equivalents	(57.1)	(60.1)	(13.7)	(50.4)	(76.5)
Cash and cash equivalents at beginning of period	250.5	310.6	324.3	374.7	451.2
Cash and cash equivalents at end of period	$193.4	$250.5	$310.6	$324.3	$374.7

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-in Capital	Stock Held in Trust	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Predecessor
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

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (Continued)
(in millions)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-in Capital	Stock Held in Trust	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, April 28, 2013	138.9	69.5	1,389.9	(68.8)	2,322.6	(616.2)	3,097.0	0.7	3,097.7
Issuance of common stock	0.4	0.1	(2.4)	—	—	—	(2.3)	—	(2.3)
Stock compensation expense	—	—	26.4	—	—	—	26.4	—	26.4
Purchase of stock for trust	—	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Other	—	—	—	—	—	—	—	(0.3)	(0.3)
Comprehensive income:
Net income	—	—	—	—	51.9	—	51.9	0.2	52.1
Other comprehensive loss, net of tax	—	—	—	—	—	(2.0)	(2.0)	—	(2.0)
Balance, September 26, 2013	139.3	$69.6	$1,413.9	$(69.5)	$2,374.5	$(618.2)	$3,170.3	$0.6	$3,170.9

Successor
Balance, September 27, 2013	—	$—	$4,162.1	$—	$—	$—	$4,162.1	$0.6	$4,162.7
Adjustment to redeemable noncontrolling interests	—	—	(2.2)	—	—	—	(2.2)	—	(2.2)
Other	—	—	(2.5)	—	—	—	(2.5)	—	(2.5)
Comprehensive income:
Net income	—	—	—	—	34.7	—	34.7	0.1	34.8
Other comprehensive income, net of tax	—	—	—	—	—	39.0	39.0	—	39.0
Balance, December 29, 2013	—	$—	$4,157.4	$—	$34.7	$39.0	$4,231.1	$0.7	$4,231.8

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
On September 26, 2013 (the Merger Date), pursuant to the Agreement and Plan of Merger dated May 28, 2013 (the Merger Agreement) with WH Group Limited, formerly Shuanghui International Holdings Limited, a corporation formed under the laws of the Cayman Islands hereinafter referred to as WH Group, the Company merged with Sun Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of WH Group (Merger Sub), in a transaction hereinafter referred to as the Merger. As a result of the Merger, the Company survived as a wholly owned subsidiary of WH Group. See Note 2—Merger and Acquisitions for further information on the Merger.
Basis of Presentation
The Merger was accounted for as a business combination using the acquisition method of accounting. WH Groups's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Accordingly, the consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.
Successor—The consolidated financial statements as of December 29, 2013, and for the period September 27 - December 29, 2013, include the accounts of the Company subsequent to the closing of the Merger on September 26, 2013.
Predecessor—The consolidated financial statements of the Company prior to the Merger on September 26, 2013.
For the purposes of this report, the periods April 29 - September 26, 2013 and September 27 - December 29, 2013 are hereafter referred to as the Predecessor Period and the Successor Period, respectively. Unless otherwise stated, amounts presented in these notes to our consolidated financial statements are for all fiscal periods presented, including the Predecessor Period and the Successor Period. Certain prior year amounts have been reclassified to conform to current year presentation.
Change in Fiscal Year End
On January 16, 2014, the Company elected to change its fiscal year end from the 52 or 53 week period which ends on the Sunday nearest to April 30 to the 52 or 53 week period which ends on the Sunday nearest to December 31. The change became effective at the end of the period ended December 29, 2013. Unless otherwise noted, all references to “fiscal” in this report refer to the twelve-month fiscal year, which as of and prior to April 29, 2013 ended on the Sunday nearest to April 30, and beginning after December 29, 2013 ends on the Sunday nearest December 31 of each year. This Form 10-K covers the transition period of April 29, 2013 through December 29, 2013 (the Transition Period).

For comparative purposes, the Consolidated Statements of Income for the eight months ended December 29, 2013 and December 30, 2012 are presented as follows:

	Successor	Predecessor
			(unaudited)
			Eight Months Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	December 30, 2012
	(in millions)
Sales	$3,894.2	$5,679.5	$8,898.7
Cost of sales	3,543.1	5,190.1	7,943.5
Gross profit	351.1	489.4	955.2
Selling, general and administrative expenses	213.4	341.7	540.5
Merger related costs	23.9	18.0	—
Loss (income) from equity method investments	2.6	0.5	(6.5)
Operating profit	111.2	129.2	421.2
Interest expense	59.0	64.6	111.8
Loss on debt extinguishment	1.7	—	120.7
Income before income taxes	50.5	64.6	188.7
Income tax expense	15.8	12.7	58.7
Net income	$34.7	$51.9	$130.0
Principles of Consolidation
The consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as all majority-owned subsidiaries and other entities for which we have a controlling interest. Entities that are 50% owned or less are accounted for under the equity method when we have the ability to exercise significant influence. We use the cost method of accounting for investments in which our ability to exercise significant influence is limited. All intercompany transactions and accounts have been eliminated. Consolidating the results of operations and financial position of variable interest entities for which we are the primary beneficiary does not have a material effect on sales, net income, or on our financial position for the fiscal periods presented.
Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows in foreign currencies are translated into U.S. dollars using the average exchange rate over the course of the fiscal year. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss) and included in other comprehensive income (loss) for each period. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses as incurred. We recorded net gains on foreign currency transactions of $0.2 million, $0.3 million and $1.1 million for the Successor Period, for the Predecessor Period and in fiscal year ended April 28, 2013, respectively, and net losses of $7.4 million and $0.4 million in fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively.
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
Accounts Receivable
Accounts receivable are recorded net of the allowance for doubtful accounts. We regularly evaluate the collectibility of our accounts receivable based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer and historical experience. Based on our evaluation, we record reserves to reduce the related receivables to amounts we reasonably believe are collectible. Our reserve for uncollectible accounts receivable was $3.2 million, $14.6 million and $16.0 million as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively.
Inventories
Inventories consist of the following:

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
Livestock	$1,054.8	$1,113.5	$962.8
Fresh and packaged meats	956.7	960.8	912.1
Grains	134.5	162.0	90.4
Manufacturing supplies	69.3	57.7	59.1
Other	59.4	54.3	48.0
Total inventories	$2,274.7	$2,348.3	$2,072.4
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
Derivative Financial Instruments and Hedging Activities
See Note 4—Derivative Financial Instruments for our policy.
Property, Plant and Equipment, Net
Property, plant and equipment is generally stated at historical cost, which includes the then fair values of assets acquired in business combinations, and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are classified in property, plant and equipment, net and amortized over the lease term. The amortization of assets held under capital leases is included in depreciation expense. The cost of assets held under capital leases was $32.5 million, $34.0 million and $34.0 million at December 29, 2013, April 28, 2013 and April 29, 2012, respectively. The assets held under capital leases had accumulated amortization of $0.6 million, $3.1 million and $1.7 million at December 29, 2013, April 28, 2013 and April 29, 2012, respectively. Depreciation expense is included in either cost of sales or selling, general and administrative expenses, as appropriate. Depreciation expense totaled $53.7 million, $104.8 million, $235.3 million, $238.6 million and $227.4 million in the Successor Period, Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively.
Interest is capitalized on property, plant and equipment over the construction period. Total interest capitalized was $0.4 million, $0.7 million, $4.8 million, $2.8 million and $1.6 million in the Successor Period, Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively.

Property, plant and equipment, net, consists of the following:

		Successor	Predecessor
	Useful Life	December 29, 2013	April 28, 2013	April 29, 2012
	(in Years)	(in millions)
Land and improvements	0-20	$551.9	$276.1	$268.9
Buildings and improvements	20-40	846.3	1,788.6	1,690.6
Machinery and equipment	5-25	996.4	1,862.7	1,780.6
Breeding stock	2	193.2	186.7	182.1
Computer hardware and software	3-5	35.3	156.1	148.4
Other	3-10	66.4	94.4	89.1
Construction in progress		106.4	105.5	110.2
		2,795.9	4,470.1	4,269.9
Accumulated depreciation		(50.0)	(2,171.7)	(1,992.7)
Property, plant and equipment, net		$2,745.9	$2,298.4	$2,277.2

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
The carrying amount of goodwill included cumulative impairment losses of $6.0 million as of April 28, 2013 and April 29, 2012. These impairment losses were recognized in previous periods that are not presented.

Intangible assets consist of the following:

		Successor	Predecessor
	Useful Life	December 29, 2013	April 28, 2013	April 29, 2012
	(in Years)	(in millions)
Amortized intangible assets:
Customer relations assets	14-16	$55.2	$23.0	$13.3
Patents, rights and leasehold interests	5-25	3.0	14.3	11.8
Contractual relationships	17-22	40.0	33.1	33.1
Accumulated amortization		(1.6)	(25.7)	(22.6)
Amortized intangible assets, net		96.6	44.7	35.6
Non-amortized intangible assets:
Trademarks	Indefinite	1,309.2	339.6	340.1
Permits	Indefinite	—	6.1	6.1
Intangible assets, net		$1,405.8	$390.4	$381.8
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
Amortization expense for intangible assets was $1.7 million, $1.7 million, $3.1 million, $3.0 million and $3.2 million in the Successor Period, Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively. As of December 29, 2013, the estimated amortization expense associated with our intangible assets for each of the next five fiscal years is expected to be $7.0 million.
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

Pension Accounting
We recognize the funded status of our defined benefit pension plans in the consolidated balance sheets. We also recognize in other comprehensive income (loss), the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts are adjusted out of accumulated other comprehensive income (loss) as they are subsequently recognized as components of net periodic benefit cost.
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

A determination of the amount of accruals and disclosures required, if any, for these contingencies is made after considerable analysis of each individual issue. We accrue for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated. We disclose contingent liabilities when the risk of material loss is at least reasonably possible or probable.
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
Advertising and Promotional Costs
Advertising and promotional costs are expensed as incurred except for certain production costs, which are expensed upon the first airing of the advertisement. Promotional sponsorship costs are expensed as the promotional events occur. Advertising costs totaled $48.0 million, $63.5 million, $143.1 million, $122.9 million and $120.1 million in the Successor Period, Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively, and are included in selling, general and administrative expenses.
Shipping and Handling Costs
Shipping and handling costs are reported as a component of cost of sales.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $23.2 million, $31.9 million, $80.9 million, $75.9 million and $47.0 million in the Successor Period, Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively.
Recent Accounting Pronouncements
In July 2013, FASB issued guidance on the financial statement presentation of certain unrecognized tax benefits when a net operating loss carryforward, similar tax loss or tax credit carryforward exists. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The guidance is not currently effective for us and has not been applied in this Form 10-K. We are currently in the process of evaluating the potential impacts of future adoption but at this time do not anticipate it to have a material impact on our consolidated financial statements.

NOTE 2:	MERGER AND ACQUISITIONS
WH Group Merger
On May 28, 2013, we entered into the Merger Agreement with WH Group and Merger Sub. The Merger was consummated on the Merger Date, and as a result, Merger Sub merged with and into the Company, with the Company surviving as a wholly owned subsidiary of WH Group. Upon completion of the Merger, all outstanding shares of Smithfield were cancelled and the Company's shareholders received $34.00 in cash (the Merger Consideration) for each share of common stock held prior to the effective time of the Merger. Additionally, all outstanding stock-based compensation awards, both vested and unvested, were converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any. The total consideration paid in connection with the Merger was approximately $4.9 billion.
On July 31, 2013, Merger Sub issued $500.0 million aggregate principal amount of 5.25% senior notes due August 1, 2018 and $400.0 million aggregate principal amount of 5.875% senior notes due August 1, 2021 (together, the Merger Sub Notes). Merger Sub incurred $20.4 million in transaction fees in connection with issuance of the Merger Sub Notes, which are being amortized over the life of the Merger Sub Notes. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Sub, including Merger Sub's obligations under the Merger Sub Notes. Proceeds from the Merger Sub Notes were held in escrow prior to the Merger Date and used in funding the Merger. The proceeds were used to fund a portion of the total consideration paid, repay certain outstanding debt of the Company and pay certain transaction fees associated with the Merger.
WH Group is the majority shareholder of Henan Shuanghui Investment & Development Co., which is China's largest meat processing enterprise and China's largest publicly traded meat products company as measured by market capitalization. WH Group is a pioneer in the Chinese meat processing industry with over 30 years of history. WH Group's businesses include hog production, meat processing, fresh meat and packaged meats production and distribution. The merging of WH Group's distribution network with our strong management team, leading brands and vertically integrated model will allow us to provide high-quality, competitively priced and safe U.S. meat products to consumers in markets around the world.
WH Group's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. The preliminary allocation of consideration to the assets acquired and liabilities assumed by WH Group in the Merger reflects preliminary fair value estimates based on management's analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. Measurement period adjustments will be applied retrospectively to the Merger Date.

The following is a summary of the preliminary allocation of the total purchase consideration to the estimated fair values of our assets acquired, liabilities assumed and noncontrolling interests by WH Group in the transaction:

(in millions)
Cash and cash equivalents	$250.5
Accounts receivable	764.6
Inventories	2,506.9
Prepaid expenses and other current assets	215.0
Property, plant and equipment	2,726.5
Goodwill	1,622.5
Investments	495.5
Intangible assets	1,403.0
Other assets	171.2
Assets acquired by WH Group	10,155.7

Current portion of long-term debt and capital lease obligations	239.1
Accounts payable	535.3
Accrued expenses and other current liabilities	577.0
Long-term debt and capital lease obligations	2,509.1
Net long-term pension liability	522.8
Deferred income taxes, net	695.4
Other liabilities	125.8
Liabilities assumed by WH Group	5,204.5

Redeemable noncontrolling interests and noncontrolling interests	48.2
Total purchase consideration	$4,903.0
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
Property, plant and equipment have been valued using a combination of the market approach and the indirect cost approach which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional and economic factors.
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
Trademarks, including trade names, have been valued using the relief from royalty method. We utilized a bottoms-up approach to assess the appropriate royalty rates for trade names focused on consideration of the profitability of each trade name, the implied premium margin earned on branded versus private label sales of similar products for each trade name, market studies and third-party comparable licensing agreements.
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
Deferred income tax assets and liabilities as of the Merger Date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and the liabilities assumed as a result of the Merger and their tax basis.
Goodwill reflects the amount of the total consideration paid that exceeded the fair value of the identifiable assets acquired, liabilities assumed and noncontrolling interests. Goodwill recognized as a result of the Merger is not deductible for tax purposes and has not been allocated to our reportable segments as of December 29, 2013.
In connection with the Merger, we incurred $23.9 million and $18.0 million of professional fees during the Successor Period and Predecessor Period, respectively. These fees are recognized in merger related costs on the consolidated statements of income. In addition, Merger Sub deferred $17.3 million of debt issuance costs for a financing arrangement. We recognized these deferred costs in interest expense during the Successor Period upon termination of the financing arrangement following the Merger. All of these charges are reflected in the results of our Corporate segment.
The following unaudited pro forma financial data summarizes the Company's results of operations as if the Merger had occurred as of April 30, 2012. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the Merger been consummated on April 30, 2012.

	Eight Months Ended	Fiscal Year Ended
	December 29, 2013	April 28, 2013
	(in million and unaudited)
Sales	$9,573.7	$13,221.1
Net income	192.9	219.6
The most significant pro forma adjustments were to reflect the impact of fair value step-ups of both assets and liabilities (e.g., inventory, property, plant and equipment, long-term debt) and fees and expenses related to the Merger noted above.
Kansas City Sausage, LLC
In May 2013, we acquired a 50% interest in Kansas City Sausage Company, LLC (KCS), for $36.0 million in cash. Upon closing, in addition to the cash purchase price, we advanced $10.0 million to the seller in exchange for a promissory note, which is secured by the remaining membership interests in KCS held by the seller (the Advance Note). The Advance Note was recorded in other assets in the consolidated balance. Additionally, we entered into a revolving loan agreement with KCS, under which we agreed to make loans from time to time up to an aggregate principal amount of $20.0 million. The aggregate amount of any obligations incurred under the revolving loan agreement is secured by a first priority security interest in all of the assets of KCS.
KCS is a leading U.S. sausage producer and sow processor with annual revenues of approximately $200 million. The merging of KCS's low-cost, efficient operations and high-quality products with our strong brands and sales and marketing team should contribute growth to our packaged meats business. KCS operates in Des Moines, Iowa and Kansas City, Missouri. In Des Moines, KCS produces premium raw materials for sausage, as well as value-added products, including boneless hams and hides.

KCS is managed by its Board of Directors, which makes decisions that most significantly impact the economic performance of KCS. We have the right to nominate and elect the majority of the members of the Board of Directors of KCS, and based on the associated voting rights, we have determined that we have a controlling financial interest in KCS. As a result, the acquisition of our interest in KCS was accounted for in the Pork segment using the acquisition method of accounting, which requires, among other things, that assets acquired, liabilities assumed and noncontrolling interests in the acquiree be recognized at their fair values as of the acquisition date. The purchase price allocation includes assets acquired, excluding goodwill, of $39.2 million, liabilities assumed of $10.7 million, goodwill of $43.5 million and redeemable noncontrolling interests of $36.0 million.
Our initial estimate of the fair value of the noncontrolling interests was measured based on market multiples for similar companies in our industry and consideration of the terms of the acquisition, which provide the noncontrolling interest holder the right to exercise a put option at any time after the fifth anniversary of the acquisition, which would obligate us to redeem their interest. The noncontrolling interests is classified outside of equity as redeemable noncontrolling interests in the consolidated condensed balance sheet. The redemption amount is the greater of $45.0 million or the result of a computed amount based on a fixed multiple of earnings. We have elected to accrete changes in the redemption amount of the noncontrolling interest over the five year period until it becomes redeemable. If the noncontrolling interests had been redeemable as of December 29, 2013, the redemption amount would have been $45.0 million.
American Skin Food Group, LLC
In September 2012, we acquired a 70% controlling interest in American Skin Food Group, LLC (American Skin) for $24.2 million in cash.
Located in Burgaw, North Carolina, American Skin manufactures and supplies pork rinds to the snack food industry. By leveraging our coordinated sales and marketing team, we believe American Skin can expand into new markets both domestically and internationally, which could substantially increase current sales of approximately $25.0 million and net income of approximately $3.0 million annually over the next five to seven years with minimal additional plant investment.
The acquisition of American Skin was accounted for in the Pork segment using the acquisition method of accounting, which requires, among other things, that assets acquired, liabilities assumed and noncontrolling interests in the acquiree be recognized at their fair values as of the acquisition date. The purchase price allocation includes assets acquired, excluding goodwill, of $18.7 million, liabilities assumed of $0.5 million, goodwill of $16.4 million and noncontrolling interests of $10.4 million.
Goodwill was recognized to reflect the amount of the enterprise fair value that exceeded the fair value of the identifiable assets acquired and liabilities assumed. The amount of goodwill that is expected to be deductible for tax purposes is $10.5 million.
The fair value of the noncontrolling interests was measured based on market multiples for similar public companies and consideration of the terms of the acquisition, which provide the noncontrolling interests holders the right to exercise a put option, which would obligate us to redeem their interests. The redemption amount is based on a fixed multiple of earnings, which is consistent with the formula utilized in determining the purchase price for our 70% interest.
NOTE 3:    DISPOSAL OF LONG-LIVED ASSETS
Portsmouth, Virginia Plant
In November 2011, we announced that we would shift the production of hot dogs and lunchmeat from The Smithfield Packing Company, Inc.'s (Smithfield Packing) Portsmouth, Virginia plant to our Kinston, North Carolina plant and permanently close the Portsmouth facility. The Kinston facility was expanded to handle the additional production and incorporates state of the art technology and equipment, which is expected to produce significant production efficiencies and cost reductions. The expansion of the Kinston facility and the closure of the Portsmouth facility were completed in the second half of calendar year 2013.
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

Hog Farms
Texas
In January 2011, we sold a portion of our Dalhart, Texas hog production assets to a crop farmer for net proceeds of $9.1 million and recognized a loss on the sale of $1.8 million in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. In April 2011, we completed the sale of the remaining assets of our Dalhart, Texas operation and received net proceeds of $32.5 million. As a result of the sale, we recognized a gain of $13.6 million, after allocating $8.5 million in goodwill to the asset group, in selling, general and administrative expenses in our Hog Production segment in the fourth quarter of fiscal 2011. Goodwill was allocated to this business based on its fair value relative to the estimated fair value of our domestic hog production reporting unit. The operating results and cash flows from these asset groups were not considered material for separate disclosure.
Oklahoma and Iowa
In January 2011, we completed the sale of certain hog production assets located in Oklahoma and Iowa. As a result of these sales, we received total net proceeds of $70.4 million and recognized gains totaling $6.9 million, after allocating $17.0 million of goodwill to these asset groups. Goodwill was allocated to this business based on its fair value relative to the estimated fair value of our domestic hog production reporting unit. The gains were recorded in selling, general and administrative expenses in our Hog Production segment in the third quarter of fiscal 2011. The operating results and cash flows from these asset groups were not considered material for separate disclosure.
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
Butterball, LLC (Butterball)
In June 2010, we announced that we had made an offer to purchase our joint venture partner’s 51% ownership interest in Butterball and our partner’s related turkey production assets. In accordance with Butterball’s operating agreement, our partner had to either accept the offer to sell or be required to purchase our 49% interest and our related turkey production assets, which we refer to below as our turkey operations.
In September 2010, we were notified of our joint venture partner’s decision to purchase our 49% interest in Butterball and our related turkey production assets. In December 2010, we completed the sale of these assets for $167.0 million and recognized a gain of $0.2 million. The gain was calculated as the cash selling price, net of costs to sell, less the carrying amount of the asset disposal group. The operating results and cash flows from our turkey operations were not considered material for separate disclosure.

NOTE 4:    DERIVATIVE FINANCIAL INSTRUMENTS
Our meat processing and hog production operations use various raw materials, primarily live hogs, corn, soybean meal and wheat, which are actively traded on commodity exchanges. We hedge these commodities when we determine conditions are appropriate to mitigate price risk. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also tends to reduce the risk of loss from adverse changes in raw material prices. We attempt to closely match the commodity contract terms with the hedged item. We also periodically enter into interest rate swaps to hedge exposure to changes in interest rates on certain financial instruments and foreign exchange forward contracts to hedge certain exposures to fluctuating foreign currency rates.
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of December 29, 2013, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties under financial instruments. Although our counterparties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counter-parties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of December 29, 2013, we had credit exposure of $6.1 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, we had no significant credit exposure as of December 29, 2013. No significant concentrations of credit risk existed as of December 29, 2013.
The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated balance sheets, as appropriate.

The following tables present the fair values of our open derivative financial instruments on a gross basis.

	Assets	Liabilities
	Successor
	December 29, 2013	December 29, 2013
	(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$5.5	$16.2
Livestock contracts	0.7	1.1
Foreign exchange contracts	0.6	—
Total	6.8	17.3
Derivatives using the "mark-to-market" method:
Grain contracts	0.6	1.1
Livestock contracts	2.8	9.5
Energy contracts	2.9	—
Foreign exchange contracts	0.6	0.2
Total	6.9	10.8
Total fair value of derivative instruments	$13.7	$28.1

	Assets		Liabilities
	Predecessor		Predecessor
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$2.5	$35.3	$73.0	$9.6
Livestock contracts	4.1	22.9	1.1	—
Foreign exchange contracts	0.2	1.9	0.1	—
Total	6.8	60.1	74.2	9.6
Derivatives using the "mark-to-market" method:
Grain contracts	6.2	9.1	13.7	1.0
Livestock contracts	12.4	7.4	0.7	7.2
Energy contracts	3.1	—	0.6	12.2
Foreign exchange contracts	0.6	2.4	0.3	0.7
Total	22.3	18.9	15.3	21.1
Total fair value of derivative instruments	$29.1	$79.0	$89.5	$30.7

The majority of our derivatives are exchange traded futures contracts held with brokers, subject to netting arrangements that are enforceable during the ordinary course of business. Additionally, we have a smaller portfolio of over-the-counter (OTC) derivatives that are held by counterparties under netting arrangements found in typical master netting agreements. These agreements generally legally allow for net settlement in the event of bankruptcy. We offset the fair values of derivative assets and liabilities that are executed with the same counterparty under a master netting arrangement in the consolidated balance sheet. We do not offset the related cash collateral held with or received from the same counterparty with the fair value of the net derivative position. As of December 29, 2013, prepaid expenses and other current assets included $47.6 million representing cash on deposit with brokers to cover losses on our open derivative instruments.

The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our consolidated balance sheets, and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities.

	December 29, 2013
	Gross Amount of Derivative Assets (Liabilities)	Netting of Derivative Assets (Liabilities)	Net Amount Presented in the Consolidated Balance Sheet	Cash Collateral Received (Pledged) (1)	Net Amount
	(in millions)
Assets:
Commodities	$12.5	$(7.4)	$5.1	$—	$5.1
Foreign exchange contracts	1.2	—	1.2	—	1.2
Total	$13.7	$(7.4)	$6.3	$—	$6.3
Liabilities:
Commodities	$(27.9)	$7.4	$(20.5)	$(15.6)	$(4.9)
Foreign exchange contracts	(0.2)	—	(0.2)	—	(0.2)
Total	$(28.1)	$7.4	$(20.7)	$(15.6)	$(5.1)

	April 28, 2013
	Gross Amount of Derivative Assets (Liabilities)	Netting of Derivative Assets (Liabilities)	Net Amount Presented in the Consolidated Balance Sheet	Cash Collateral Received (Pledged) (1)	Net Amount
	(in millions)
Assets:
Commodities	$28.3	$(21.5)	$6.8	$3.6	$3.2
Foreign exchange contracts	0.8	—	0.8	—	0.8
Total	$29.1	$(21.5)	$7.6	$3.6	$4.0
Liabilities:
Commodities	$(89.1)	$21.5	$(67.6)	$(53.4)	$(14.2)
Foreign exchange contracts	(0.4)	—	(0.4)	—	(0.4)
Total	$(89.5)	$21.5	$(68.0)	$(53.4)	$(14.6)

	April 29, 2012
	Gross Amount of Derivative Assets (Liabilities)	Netting of Derivative Assets (Liabilities)	Net Amount Presented in the Consolidated Balance Sheet	Cash Collateral Received (Pledged) (1)	Net Amount
	(in millions)
Assets:
Commodities	$74.7	$(21.4)	$53.3	$14.2	$39.1
Foreign exchange contracts	4.3	—	4.3	—	4.3
Total	$79.0	$(21.4)	$57.6	$14.2	$43.4
Liabilities:
Commodities	$(30.0)	$21.4	$(8.6)	$(4.4)	$(4.2)
Foreign exchange contracts	(0.7)	—	(0.7)	—	(0.7)
Total	$(30.7)	$21.4	$(9.3)	$(4.4)	$(4.9)
——————————————

(1)
Cash collateral received represents the cash received from brokers and is included in accrued expenses and other current liabilities on the consolidated balance sheets. Cash collateral pledged represents the cash on deposit with brokers and is included in prepaid expenses and other current assets on the consolidated balance sheets. Cash on deposit is the initial margin deposited with the broker plus the cash margin to cover gains and losses on our open positions. The cash collateral presented in the table is limited to amounts available to offset our open net derivative positions under master netting arrangements, and therefore does not reflect the Company's total amount received or pledged. For example, initial margin deposited with our brokers would not be included in the table to the extent it exceeds the net loss position on our open derivative instruments.

See Note 12—Fair Value Measurements for additional information about the fair value of our derivatives.

Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of December 29, 2013, we had no cash flow hedges for forecasted transactions beyond December 2014.
When cash flow hedge accounting is applied, derivative gains or losses are recognized as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The ineffective portion of derivative gains and losses is recognized as part of current period earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for grain contracts, sales for lean hog contracts, interest expense for interest rate contracts and selling, general and administrative expenses for foreign exchange contracts. Gains and losses on derivatives designed to hedge price risk associated with fresh pork sales are recorded in the Hog Production segment.
During April 29 - December 29, 2013, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	42,575,000	86,625,000	Bushels
Soybean meal	321,414	581,656	Tons
Lean Hogs	81,600,000	777,360,000	Pounds
Foreign currency (1)	14,401,942	48,301,575	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following tables present the effects on our consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)		Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	September 27 - December 29, 2013	April 29 - September 26, 2013	September 27 - December 29, 2013	April 29 - September 26, 2013	September 27 - December 29, 2013	April 29 - September 26, 2013
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(8.9)	$3.1	$(0.9)	$23.6	$(3.7)	$1.3
Lean hog contracts	3.1	(29.3)	3.0	5.9	—	(0.8)
Foreign exchange contracts	3.5	(0.4)	0.3	(0.3)	—	—
Total	$(2.3)	$(26.6)	$2.4	$29.2	$(3.7)	$0.5

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	Predecessor			Predecessor			Predecessor
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	April 28, 2013	April 29, 2012	May 1, 2011	April 28, 2013	April 29, 2012	May 1, 2011	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$39.1	$5.5	$232.9	$108.4	$75.1	$80.7	$—	$(0.2)	$1.9
Lean hog contracts	13.6	102.8	(82.8)	54.9	32.3	(44.5)	0.4	(0.5)	(1.0)
Interest rate contracts	—	—	(1.2)	—	(2.4)	(7.0)	—	—	—
Foreign exchange contracts	0.4	(2.5)	(4.1)	2.1	(4.1)	(2.6)	—	—	—
Total	$53.1	$105.8	$144.8	$165.4	$100.9	$26.6	$0.4	$(0.7)	$0.9
For the periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
During fiscal 2012 and 2011, we discontinued cash flow hedge accounting on certain grain contracts as it became probable that the original forecasted transactions would not transpire. As a result of this change, the table above for fiscal 2012 includes gains of $12.0 million on grain contracts de-designated from hedging relationships that were reclassified from accumulated other comprehensive income (loss) into earnings in fiscal 2012. The related impact of discontinued cash flow hedges in fiscal 2011 was immaterial.
As of December 29, 2013, there were deferred net losses of $4.8 million, net of tax of $3.1 million, in accumulated other comprehensive income (loss). We expect to reclassify $0.1 million ($0.1 million net of tax) of the deferred net gains on closed commodity contracts into earnings in fiscal 2014. We are unable to estimate the unrealized gains or losses to be reclassified into earnings in fiscal 2014 related to open contracts as their values are subject to change.
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
During April 29 - December 29, 2013, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	—	6,230,000	Bushels

The following tables present the effects on our consolidated statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the periods indicated:

	Gain (Loss) Recognized in Earnings on Derivative
	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Commodity contracts (1)	$—	$0.5	$(12.8)	$21.9	$(4.2)
——————————————

(1)
Includes losses of $7.5 million in fiscal year ended April 28, 2013 and gains of $5.1 million and $0.2 million in fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively, representing differences between the spot and futures prices for fair value hedges of hog inventory, which are recorded directly into earnings as they occur. There were no fair value hedges of hog inventory during the Successor Period nor during the Predecessor Period and, therefore, no differences between spot and futures prices were recognized during the Successor Period nor during the Predecessor Period.

	Gain (Loss) Recognized in Earnings on Related Hedged Item
	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Commodity contracts	$0.1	$(0.5)	$5.0	$(16.7)	$5.4

We recognized gains of $4.1 million in the Predecessor Period, losses of $2.5 million in fiscal year ended April 28, 2013, gains of $6.0 million in fiscal year ended April 29, 2012 and losses of $24.9 million in fiscal year ended May 1, 2011, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
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
During April 29 - December 29, 2013, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	1,560,000	403,840,000	Pounds
Corn	25,000	10,115,000	Bushels
Soybean meal	—	34,145	Tons
Soybeans	—	1,820,000	Bushels
Wheat	—	750,000	Bushels
Natural gas	8,470,000	12,380,000	Million BTU
Diesel	1,260,000	3,360,000	Gallons
Foreign currency (1)	6,650,552	62,676,842	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the periods indicated:

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Commodity contracts (cost of sales)	$3.1	$0.6	$12.9	$6.4	$63.4
Commodity contracts (sales)	(9.0)	7.9	29.7	—	—
Foreign exchange contracts	1.2	(0.2)	3.7	7.7	(9.0)
Total	$(4.7)	$8.3	$46.3	$14.1	$54.4
The table above reflects gains and losses from both open and closed contracts including, among other things, gains and losses related to contracts designed to hedge price movements that occur entirely within the period presented. The table includes amounts for both realized and unrealized gains and losses. The table is not, therefore, a simple representation of unrealized gains and losses recognized in the income statement during any period presented.
NOTE 5:    INVESTMENTS
Investments consist of the following:

			Successor	Predecessor
Equity Investment	Segment	% Owned	December 29, 2013	April 28, 2013	April 29, 2012
			(in millions)
Campofrío Food Group (CFG)	International	37%	$351.4	$376.2	$385.2
Mexican joint ventures	International	50%	118.0	129.6	111.2
All other equity method investments	Various	Various	27.1	26.6	26.2
Total investments			$496.5	$532.4	$522.6
We record our share of earnings and losses from our equity method investments in (income) loss from equity method investments. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated financial statements.
As of December 29, 2013, we held 37.8 million shares of CFG common stock. Shares of CFG are publicly traded on the Bolsa de Madrid Exchange (Madrid Exchange). Our investment in CFG contractually entitles us to two seats on CFG's board of directors, giving us the ability to exert significant influence over the strategic and operational decisions of our investee. The stock is very thinly traded on the Madrid Exchange. CFG is a closely held company, with the three largest shareholders owning approximately 74% of the outstanding shares. We are CFG's largest shareholder, with approximately a 37% interest.
As discussed in Note 2—Merger and Acquisitions, we performed a preliminary allocation of the total purchase consideration from the Merger between the assets acquired and liabilities assumed by WH Group, including our investments. In assessing the fair value of our investment in CFG, we considered a variety of information, including CFG’s history of positive cash flows, expectations about the future cash flows of CFG, market multiples for comparable businesses, and an influence premium applied to the market price of CFG's shares on the Madrid Exchange to adjust for our contractual right to two board seats and our ability to exert significant influence over the operational and strategic decisions.
In November 2013, Mexican processed meats producer Sigma Alimentos (Sigma) announced its intention to tender for all of CFG’s outstanding shares at a bid price of €6.80 per share (the Bid Price). As part of the announcement, Sigma publicly acknowledged that it has obtained commitments to purchase approximately 44.5% of CFG's outstanding shares at the Bid Price. The Bid Price offered by Sigma was also considered in our fair value assessment discussed above. In December 2013, we announced our intention to join Sigma in its tender offer by retaining our 37% interest in CFG. As a result of our agreement with Sigma, the Bid Price was increased to €6.90 per share.

(Income) loss from equity method investments consists of the following:

		Successor	Predecessor
				Fiscal Year Ended
Equity Investment	Segment	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
		(in millions)
CFG (1)	International	$(0.3)	$(0.4)	$(4.8)	$25.0	$(17.0)
Mexican joint ventures	International	2.4	2.1	(9.3)	(13.4)	(29.6)
All other equity method investments	Various	0.5	(1.2)	(0.9)	(1.7)	(3.5)
Loss (income) from equity method investments		$2.6	$0.5	$(15.0)	$9.9	$(50.1)
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

In December 2011, the board of CFG approved a multi-year plan to consolidate and streamline its manufacturing operations to improve operating efficiencies and increase utilization (the CFG Consolidation Plan). The CFG Consolidation Plan includes the disposal of certain assets, employee redundancy costs and the contribution of CFG's French cooked ham business into a newly formed joint venture. As a result, we recorded our share of CFG's charges totaling $38.7 million in loss (income) from equity method investments within the International segment in fiscal 2012.
The following summarized financial information for CFG is based on CFG's financial statements and translated into U.S. Dollars:

		Fiscal Year Ended
	April 29 - December 29, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Income statement information:
Sales	$1,717.6	$2,464.6	$2,536.1	$2,433.3
Gross profit	389.9	564.4	583.0	423.0
Net income (loss)	8.1	13.0	(71.2)	46.1

		December 29, 2013	April 28, 2013	April 29, 2012
		(in millions)
Balance sheet information:
Current assets		$821.5	$909.9	$944.5
Long-term assets		2,051.2	1,926.8	1,930.4
Current liabilities		999.0	993.6	941.9
Long-term liabilities		1,077.7	1,094.2	1,168.1

NOTE 6:    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
Payroll and related benefits	$222.9	$246.8	$233.5
Customer incentives	91.7	88.6	81.7
Derivative instruments and broker deposits	20.5	71.0	23.0
Insurance reserves	63.5	60.9	63.3
Accrued interest	64.7	34.9	41.9
Other	169.4	138.8	213.6
Total accrued expenses and other current liabilities	$632.7	$641.0	$657.0
NOTE 7:    DEBT
Long-term debt consists of the following:

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
6.625% senior unsecured notes, due August 2022, including unamortized premiums of $21.7 million (Successor) and unamortized discounts of $4.7 million (Predecessor)	$1,021.3	$995.3	$—
10% senior secured notes, due July 2014, including unamortized discounts of $7.0 million (Predecessor)	—	—	357.4
10% senior secured notes, due July 2014, including unamortized premiums of $4.4 million (Predecessor)	—	—	229.4
7.75% senior unsecured notes, due July 2017, including unamortized premiums of $54.0 million (Successor)	538.4	500.0	500.0
5.25% senior unsecured notes, due August 2018	500.0	—	—
5.875% senior unsecured notes, due August 2021	400.0	—	—
7.75% senior unsecured notes, due May 2013	—	55.0	160.0
4% senior unsecured Convertible Notes, due June 2013, including unamortized discounts of $4.1 million (Predecessor) and $26.8 million (Predecessor)	—	395.9	373.2
Floating rate senior unsecured term loan, due May 2018	200.0	200.0	200.0
Floating rate senior unsecured term loan, due February 2014	—	200.0	—
Inventory Revolver, LIBOR plus 3.25%	145.0	—	—
Securitization Facility, the lender's cost of funds of 0.21% plus 1.15%	105.0	—	—
Various, interest rates from 0.0% to 5.20%, due February 2014 through June 2017	110.4	132.9	117.3
Total debt	3,020.1	2,479.1	1,937.3
Current portion	(47.3)	(675.1)	(62.5)
Total long-term debt	$2,972.8	$1,804.0	$1,874.8

As noted in Note 2—Merger and Acquisitions, existing long-term debt assumed by WH Group was adjusted to fair value based on quoted market prices. Premiums shown above as of December 29, 2013 represent the unamortized balance of the fair value adjustment to our 2022 Notes and 2017 Notes.

Scheduled principal payments on long-term debt for the next five years are as follows:

Fiscal Year	(in millions)
2014	$47.3
2015	64.5
2016	254.4
2017	503.6
2018	675.0

2022 Notes
In August 2012, we issued $1.0 billion aggregate principal amount of ten year, 6.625% senior unsecured notes at a price equal to 99.5% of their face value in a registered public offering (2022 Notes). We received net proceeds of $981.2 million, after underwriting discounts and commissions and offering expenses, upon settlement of the 2022 Notes in August 2012. We incurred $18.0 million in transaction fees in connection with issuance of the 2022 Notes, which were being amortized over the ten-year life of the notes.
The unamortized amount of transaction fees incurred in connection with the issuance of the 2022 Notes was written off when we performed the preliminary allocation of the total purchase consideration to the assets and liabilities assumed by WH Group in the Merger.
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
2013 Notes and 2014 Notes
In January 2011, we commenced a Dutch auction cash tender offer to purchase for $450.0 million in cash (the January Tender Offer) the maximum aggregate principal amount of our outstanding 7.75% senior unsecured notes due May 2013 (2013 Notes) and our outstanding 10% senior secured notes due July 2014 (2014 Notes). As a result of the January Tender Offer, we paid $450.0 million to repurchase 2013 Notes and 2014 Notes with face values of $190.0 million and $200.9 million, respectively, and recognized losses on debt extinguishment totaling $71.1 million in the fourth quarter of fiscal 2011, including the write-off of related unamortized discounts and debt costs.
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

2017 Notes and 2022 Notes
During the Successor Period, we repurchased $15.6 million and $0.4 million of our 2017 Notes and 2022 Notes, respectively, for $18.1 million and recognized losses on debt extinguishment of $1.7 million.
Debt Assumed
On July 31, 2013, Merger Sub issued the Merger Sub Notes as part of the financing for the acquisition of the Company. Upon the consummation of the Merger and release of the proceeds from escrow, the Merger Sub Notes became unsecured obligations of the Company ranking equally in right of payment with all of our existing and future senior unsecured indebtedness. The proceeds were used in part to repay the outstanding $200.0 million due on our Bank of America Term Loan. See Note 2—Merger and Acquisitions for further information on the Merger Sub Notes.
Working Capital Facilities
In June 2011, we refinanced our asset-based revolving credit agreement totaling $1.0 billion that supported short-term funding needs and letters of credit (the ABL Credit Facility) into two separate facilities: (1) an inventory-based revolving credit facility totaling $925.0 million, with an option to expand up to $1.225 billion (the Inventory Revolver), and (2) an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility). We may request working capital loans and letters of credit under both facilities. As a result of the refinancing, we recognized a loss on debt extinguishment of $1.2 million in the first quarter of fiscal 2012 for the write-off of unamortized debt issuance costs associated with the ABL Credit Facility.
In January 2013, we partially exercised the accordion feature of our Second Amended and Restated Credit Agreement and increased the borrowing capacity of the Inventory Revolver from a total of $925.0 million to a total of $1.025 billion. All other terms and conditions of the Inventory Revolver were unchanged, including the limitation on the actual amount of credit that is available from time to time under the Inventory Revolver as a result of borrowing base valuations of our inventory, accounts receivable and certain cash balances.
We have the right to further exercise the accordion feature and increase its total revolving commitment by an additional aggregate amount not to exceed $200.0 million, to the extent that any one or more new or existing lenders commit to being a lender for the additional amount and certain other customary conditions are met.
Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of December 29, 2013, the unused commitment fee rate and interest rate were 0.625% and LIBOR plus 3.25%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit Agreement) may not be less than 2.5 to 1.0. We and our material U.S. subsidiaries are jointly and severally liable for, as primary obligors, the obligations under the Inventory Revolver, and those obligations are secured by a first priority lien on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests. We incurred approximately $9.7 million in transaction fees in connection with the Inventory Revolver, which were being amortized over its five-year life.
The unamortized amount of transaction fees incurred in connection with the Inventory Revolver was written off when we performed the preliminary allocation of the total purchase consideration to the assets and liabilities assumed by WH Group in the Merger.
The Securitization Facility matures in May 2016. As part of the arrangement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of December 29, 2013, the SPV held $539.0 million of accounts receivable and we had $105.0 million outstanding borrowings on the Securitization Facility.

The unused commitment fee rate and the interest rate under the Securitization Facility were 0.45% and 0.21% plus 1.15% as of December 29, 2013, respectively. We incurred approximately $1.3 million in transaction fees in connection with the Securitization Facility, which were being amortized over its original three-year life.
The unamortized amount of transaction fees incurred in connection with the Securitization Facility was written off when we performed the preliminary allocation of the total purchase consideration to the assets and liabilities assumed by WH Group in the Merger.
As of December 29, 2013, we had aggregate credit facilities and credit lines totaling $1.4 billion. Our unused capacity under these credit facilities and credit lines was $1.0 billion. These facilities and lines are generally at prevailing market rates. We pay commitment fees on the unused portion of the facilities.
Average borrowings under credit facilities and credit lines were $541.7 million, $349.4 million, $105.4 million, $99.8 million and $81.6 million at average interest rates of 3.0%, 3.0%, 5.2%, 4.9% and 4.8% during the Successor Period, Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively. Maximum borrowings were $759.3 million, $719.3 million, $229.9 million, $245.3 million and $256.9 million in the Successor Period, Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively. Total outstanding borrowings were $314.1 million as of December 29, 2013, $82.3 million as of April 28, 2013 and $64.9 million as of April 29, 2012 with average interest rates of 2.8%, 4.4% and 5.7%, respectively.
Rabobank Term Loan
In August 2012, we amended our $200.0 million term loan with Rabobank (the Rabobank Term Loan). As a result of the amended agreement, our maturity date was extended from June 2016 to May 2018 and the interest rate increased to an annual rate equal to LIBOR plus 4%, or at our election, a base rate plus 3%.
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
Convertible Notes
In July 2008, we issued $400 million aggregate principal amount of 4% convertible senior notes due June 30, 2013 (the Convertible Notes) in a registered offering. The Convertible Notes were senior unsecured obligations. The Convertible Notes were payable with cash and, at certain times, were convertible into shares of our common stock based on an initial conversion rate, subject to adjustment, of 44.082 shares per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of approximately $22.68 per share). Upon conversion, a holder would receive cash up to the principal amount of the Convertible Notes and shares of our common stock for the remainder, if any, of the conversion obligation.
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
In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions with respect to our common stock to reduce potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions (collectively referred to as the Call Spread Transactions). We purchased call options that permitted us to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment, which is the number of shares initially issuable upon conversion of the Convertible Notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 17.6 million shares of our common stock, subject to adjustment. See Note 11—Equity for more information on the Call Spread Transactions.

In July 2013, we repaid the outstanding principal amount on our Convertible Notes totaling $400.0 million. As part of the settlement of the Convertible Notes, we delivered 3,894,476 shares of our common stock to the holders of the notes. Simultaneously, we exercised a call option, which we entered into in connection with the original issuance of the Convertible Notes, entitling us to receive 3,894,510 shares from the counter-parties. As a result, we retired 34 net shares of our common stock upon the settlement of the Convertible Notes.
In October 2013, we paid $79.4 million to holders of the warrants to unwind the contracts due to the change of control related to the Merger.
NOTE 8:    LEASE OBLIGATIONS, COMMITMENTS AND GUARANTEES
Lease Obligations
We lease facilities and equipment under non-cancelable operating leases. The terms of each lease agreement vary and may contain renewal or purchase options. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the lease. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $11.7 million, $19.2 million, $47.1 million, $46.5 million and $42.3 million in the Successor Period, Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively.
Future rental commitments under non-cancelable operating leases as of December 29, 2013 are as follows:

Fiscal Year	(in millions)
2014	$41.6
2015	30.3
2016	23.2
2017	17.7
2018	15.7
Thereafter	30.9
Total	$159.4

As of December 29, 2013, future minimum lease payments under capital leases were approximately $26.2 million. The present value of the future minimum lease payments was $25.8 million. The long-term portion of capital lease obligations was $24.6 million, $25.2 million and $26.1 million as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively, and the current portion was $1.2 million, $1.0 million and $1.0 million as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively.
Commitments
We have agreements, expiring through fiscal 2022, to use cold storage warehouses owned by partnerships, of which we are 50% partners. We have agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In the Successor Period, Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, we paid $4.5 million, $7.4 million, $16.6 million, $14.0 million and $18.2 million, respectively, in fees for use of the facilities. We had investments in the partnerships of $3.0 million as of December 29, 2013, $2.6 million as of April 28, 2013 and $2.2 million as of April 29, 2012, respectively.

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

Fiscal Year	(in millions)
2014	$1,987.7
2015	1,451.3
2016	1,113.6
2017	996.7
2018	957.5

As of December 29, 2013, we were also committed to purchase approximately $309.5 million, under forward grain contracts payable in fiscal 2014.
We had $20.6 million of committed funds related to approved capital expenditure projects as of December 29, 2013. These projects are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
Guarantees
As part of our business, we are a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets as of December 29, 2013. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.
As of December 29, 2013, we continue to guarantee $9.5 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

NOTE 9:    INCOME TAXES
Income tax expense consists of the following:

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Current income tax expense:
Federal	$0.2	$13.8	$39.8	$72.7	$57.6
State	0.9	0.1	6.1	8.4	17.2
Foreign	0.2	2.5	5.5	1.1	3.1
	1.3	16.4	51.4	82.2	77.9
Deferred income tax expense (benefit):
Federal	7.4	7.1	(2.6)	82.1	128.3
State	1.7	(11.4)	(10.5)	11.2	24.2
Foreign	5.4	0.6	7.8	(3.1)	5.7
	14.5	(3.7)	(5.3)	90.2	158.2
Total income tax expense	$15.8	$12.7	$46.1	$172.4	$236.1

A reconciliation of taxes computed at the federal statutory rate to the provision for income taxes is as follows:

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
Federal income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.8	(10.6)	(0.2)	2.1	3.4
Foreign income taxes	16.4	10.4	(1.7)	(0.2)	(1.2)
Unremitted earnings	—	—	—	2.6	—
Net change in uncertain tax positions	(1.8)	(1.3)	0.6	(2.4)	(0.3)
Net change in valuation allowance	(20.1)	(10.1)	(4.8)	(0.9)	(3.4)
Tax credits	(4.5)	(6.5)	(5.7)	(1.0)	(1.1)
Manufacturer's deduction	(0.6)	(0.2)	(1.5)	(1.7)	(1.8)
Adjustment to goodwill	—	—	—	—	2.0
Other	3.1	3.0	(1.6)	(1.2)	(1.4)
Effective tax rate	31.3%	19.7%	20.1%	32.3%	31.2%

The unremitted earnings impact to the effective tax rate in fiscal 2012 resulted primarily from the CFG Consolidation Plan.
We had income taxes receivable of $36.7 million, $79.4 million and $101.7 million as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively, in prepaid expenses and other current assets.

The tax effects of temporary differences consist of the following:

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
Deferred tax assets:
Pension and other retirement liabilities	$160.8	$272.4	$256.4
Tax credits, carryforwards and net operating losses	68.0	77.3	85.6
Accrued expenses and other current liabilities	49.8	32.2	53.2
Derivatives	28.8	—	—
Employee benefits	26.6	17.3	—
Other	28.3	10.2	30.8
	362.3	409.4	426.0
Valuation allowance	(42.3)	(43.5)	(54.6)
Total deferred tax assets	$320.0	$365.9	$371.4
Deferred tax liabilities:
Property, plant and equipment	$518.1	$371.9	$385.6
Intangible assets	415.7	134.3	125.8
Derivatives	—	1.5	31.9
Employee benefits	—	—	13.7
Investments in subsidiaries	65.6	44.1	44.6
Total deferred tax liabilities	$999.4	$551.8	$601.6

The following table presents the classification of deferred taxes in our balance sheets as of December 29, 2013, April 28, 2013 and April 29, 2012:

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
Prepaids and other current assets	$66.5	$19.9	$57.4
Other assets	—	—	3.2
Deferred income taxes, net	745.9	205.8	290.8

Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized. Valuation allowances are established in the event that management believes the related tax benefits will not be realized. The valuation allowance primarily relates to state credits, state net operating loss carryforwards and losses in foreign jurisdictions for which no tax benefit was recognized. During the Successor Period, the valuation allowance increased by $4.6 million which is primarily the net of purchase price allocations related to the Merger and the utilization of tax losses in foreign jurisdictions. During the Predecessor Period, the valuation allowance decreased by $5.8 million resulting primarily from the utilization of tax losses in foreign jurisdictions.
The tax credits, carryforwards and net operating losses expire from fiscal 2014 to 2033.
There were foreign subsidiary net earnings that were considered permanently reinvested of $17.0 million, $149.5 million and $123.6 million as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively. It is not reasonably determinable as to the amount of deferred tax liability that would need to be provided if such earnings were not reinvested. Included in the deferred tax liability for investments in subsidiaries are amounts that may potentially reverse in the near future because of a proposed restructuring.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

(in millions)
Balance, May 1, 2011	$33.6
Additions for tax positions taken in the current year	2.4
Additions for tax positions taken in prior years	(10.8)
Settlements with taxing authorities	(9.3)
Lapse of statute of limitations	(0.6)
Balance, April 29, 2012	15.3
Additions for tax positions taken in the current year	3.9
Reduction for tax positions taken in prior years	(1.8)
Settlements with taxing authorities	(1.0)
Lapse of statute of limitations	(0.7)
Balance, April 28, 2013	15.7
Additions for tax positions taken in the current year	1.6
Reduction for tax positions taken in prior years	(0.2)
Settlements with taxing authorities	(2.1)
Lapse of statute of limitations	(1.1)
Balance, December 29, 2013	$13.9
We operate in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and are subject to examination from various tax authorities. The liability for unrecognized tax benefits included $4.5 million, $5.1 million and $4.7 million of accrued interest as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively. We recognized $0.5 million of net interest income during the Transition Period, $0.4 million of net interest expense during fiscal year ended April 28, 2013 and $3.5 million and $0.1 million of net interest income during fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively, in income tax expense. The liability for unrecognized tax benefits included $13.3 million as of December 29, 2013, $14.9 million as of April 28, 2013 and $14.1 million as of April 29, 2012, that if recognized, would impact the effective tax rate.
We are currently being audited in several tax jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, we may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. We have concluded all U.S. federal income tax matters through fiscal 2013. We are currently under U.S federal examination for the tax year ended December 29, 2013.
Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions as of December 29, 2013, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $2.2 million within twelve months of December 29, 2013.
Beginning with the Successor Period, the Company, with its respective subsidiaries, is included in its U.S. parent company's consolidated federal income tax group and consolidated income tax return. The members of the consolidated group have elected to allocate income taxes among the members of the group by the separate return method, under which the parent company credits the subsidiary for income tax reductions resulting from the subsidiary's inclusion in the consolidated return, or the parent company charges the subsidiary for its allocated share of the consolidated income tax liability.

NOTE 10:    PENSION AND OTHER RETIREMENT BENEFIT PLANS
Company Sponsored Defined Benefit Pension Plans
We provide the majority of our U.S. employees with pension benefits. Salaried employees are provided benefits based on years of service and average salary levels. Hourly employees are provided benefits of stated amounts for each year of service.
The following table presents a reconciliation of the pension benefit obligation, plan assets and the funded status of these pension plans.

	December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,813.2	$1,610.6	$1,329.9
Service cost	32.4	47.2	37.4
Interest cost	54.4	74.8	75.9
Benefits paid (1)	(66.6)	(65.9)	(63.2)
Remeasurement at the Merger Date	(189.8)	—	—
Actuarial loss	9.2	146.1	229.1
Other	0.2	0.4	1.5
Benefit obligation at end of year	1,653.0	1,813.2	1,610.6

Change in plan assets: (2)
Fair value of plan assets at beginning of year	1,110.6	1,023.5	956.4
Actual return on plan assets	34.7	131.5	(16.0)
Employer contributions	18.8	17.7	142.8
Benefits paid (1)	(42.1)	(62.0)	(59.7)
Other	0.8	(0.1)	—
Fair value of plan assets at end of year	1,122.8	1,110.6	1,023.5
Funded status	$(530.2)	$(702.6)	$(587.1)

Amounts recognized in the consolidated balance sheet:
Net long-term pension liability	$(504.4)	$(697.0)	$(581.9)
Accrued expenses and other current liabilities	(25.8)	(5.6)	(5.2)
Net amount recognized at end of year	$(530.2)	$(702.6)	$(587.1)

——————————————

(1)
Benefit payments for our defined benefit pension plans during the Successor Period and Predecessor Period were $39.4 million and $27.2 million, respectively. Benefit payments for our qualified defined benefit pension plans during the Successor Period and Predecessor Period were $16.1 million and $26.0 million, respectively.

(2)
Excludes the assets and related activity of our non-qualified defined benefit pension plans. The fair value of assets related to our non-qualified plans was $124.1 million, $121.0 million and $107.1 million as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively. We made no cash contributions to our non-qualified plans in the Transition Period, fiscal year ended April 28, 2013 and fiscal year ended April 29, 2012. Benefits paid for our non-qualified plans were $23.3 million, $1.2 million, $3.9 million and $3.5 million for the Successor Period, Predecessor Period, fiscal year ended April 28, 2013 and fiscal year ended April 29, 2012, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $1.6 billion, $1.7 billion and $1.5 billion as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively. The accumulated benefit obligation for all of our defined benefit pension plans exceeded the fair value of plan assets for all periods presented.
The following table shows the pre-tax unrecognized items included as components of accumulated other comprehensive income (loss) related to our defined benefit pension plans as of the dates indicated.

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
Unrecognized actuarial gain (loss)	$20.9	$(704.9)	$(665.4)
Unrecognized prior service credit	—	3.2	4.7

No actuarial gains or losses or prior service costs or credits are expected to be recognized in net periodic pension cost in fiscal 2014.
The following table presents the components of the net periodic pension costs for the periods indicated:

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Service cost	$9.8	$22.6	$47.2	$37.4	$37.0
Interest cost	21.6	32.8	74.8	75.9	74.9
Expected return on plan assets	(19.5)	(35.4)	(78.8)	(79.6)	(63.9)
Net amortization	—	24.8	52.9	23.5	34.0
Net periodic pension cost	$11.9	$44.8	$96.1	$57.2	$82.0

The following table shows our weighted average assumptions for the periods indicated.

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
Discount rate to determine net periodic benefit cost	5.30%	4.45%	4.75%	5.85%	6.00%
Discount rate to determine benefit obligation	5.25	5.30	4.45	4.75	5.85
Expected long-term rate of return on plan assets	7.25	7.25	7.75	7.75	8.00
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00

We use an independent third-party actuary to assist in the determination of assumptions used and the measurement of our pension obligation and related costs. We review and select the discount rate to be used in connection with our pension obligation annually. In determining the discount rate, we used a hypothetical model that used the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. Using imputed interest rates, the model sums the present value of each cash flow stream to calculate an equivalent weighted average discount rate. We use this resulting weighted average discount rate to determine our final discount rate.
To determine the expected long-term return on plan assets, we consider the current and anticipated asset allocations, as well as historical and estimated returns on various categories of plan assets.  Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices in order to assess the capital market assumptions. Over the 5-year period ended December 29, 2013, April 28, 2013 and April 29, 2012, the average rate of return on plan assets was approximately 12.11%, 4.01% and 1.40%, respectively. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods.
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

The following table presents the fair value of our qualified pension plan assets by major asset category as of December 29, 2013, April 28, 2013 and April 29, 2012. The allocation of our pension plan assets is based on the target range presented in the following table.

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012	Target Range
Asset category:	(in millions)
Cash and cash equivalents, net of unsettled transactions	$60.0	$45.3	$24.7	0-4%
Equity securities	455.7	411.3	427.0	30-50%
Debt securities	512.4	555.6	495.2	35-55%
Alternative assets	94.7	98.4	76.6	5-20%
Total	$1,122.8	$1,110.6	$1,023.5

See Note 12—Fair Value Measurements for additional information about the fair value of our pension assets.
As of April 28, 2013 and April 29, 2012, the amount of our common stock included in plan assets was 2,054,344 and 4,154,344 shares, respectively, with market values of $53.3 million and $88.2 million, respectively. As a result of the Merger, all of our common stock was converted to cash; therefore, as of December 29, 2013, none of our common stock was included in plan assets.
We generally contribute the minimum amount required under government regulations to our qualified pension plans, plus amounts necessary to maintain an 80% funded status in order to avoid benefit restrictions under the Pension Protection Act. Our expected funding requirement in fiscal 2014 is approximately $115.1 million.
Expected future benefit payments for our defined benefit pension plans are as follows:

Fiscal Year	(in millions)
2014	$96.2
2015	99.7
2016	103.5
2017	107.7
2018	90.7
2019-2023	510.0

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

▪	"Yellow” Zone—Plan has been determined to be in “endangered status” and is generally less than 80% funded. A funding improvement plan, as required under the IRC, must be adopted.

▪	"Green” Zone—Plan has been determined to be neither in “critical status” nor in “endangered status,” and is generally at least 80% funded.
All plans in which we participate were in the "green" zone for the two most recent benefit plan years that have been certified.
The following table summarizes our contributions to multiemployer plans (1).

			Fiscal Year Ended
Plan	EIN / PN (2)	April 29 - December 29, 2013	April 28, 2013	April 29, 2012	May 1, 2011	Expiration Dates of Collective Bargaining Agreements
			(in millions)
United Food and Commercial Workers International Union Industry Pension Fund	51-6055922 / 001	$0.9	$1.2	$1.1	$1.4	Multiple (3)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390 / 001	0.1	0.2	0.2	0.2	October 2018
IAM National Pension Fund National Pension Plan	51-6031295 / 002	0.1	0.1	0.1	0.1	February 2014
Total contributions to multiemployer plans		$1.1	$1.5	$1.4	$1.7
——————————————

(1)
Contributions represent the amounts we contributed to the plans during the fiscal periods ending in the specified year. Our contributions to each plan did not exceed 5% of total plan contributions for any plan year presented.

(2)	Represents the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

(3)
We have multiple collective bargaining agreements associated with the United Food and Commercial Workers International Union Industry Pension Fund. These agreements are currently scheduled to expire in October 2015, May 2016, January 2018 and December 2018.

Other Employee Benefit Plans
We sponsor defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. Our contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $4.1 million, $8.0 million, $15.0 million, $13.9 million and $13.9 million in the Successor Period, Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively.
We also provide health care and life insurance benefits for certain retired employees. These plans are unfunded and generally pay covered costs reduced by retiree premium contributions, co-payments and deductibles. We retain the right to modify or eliminate these benefits. We consider disclosures related to these plans immaterial to the consolidated financial statements and related notes.

NOTE 11:    EQUITY
Common Stock
Upon completion of the Merger, all outstanding shares of Smithfield were cancelled and the Company's shareholders received the Merger Consideration for each share of common stock held prior to the effective time of the Merger.
As a result of the Merger, all of the outstanding shares of Merger Sub were converted into 1,000 shares of common stock of the Company, no par value, and such shares are owned by a wholly-owned subsidiary of WH Group. There are no other shares of stock outstanding in the Company. See Note 2—Merger and Acquisitions for further information on the Merger.
Common Stock Repurchases
During fiscal 2013, we repurchased 19,068,079 shares of our common stock for $386.4 million, including related fees. The price of the repurchased shares was allocated among common stock, additional paid-in capital and retained earnings in our consolidated condensed balance sheet in accordance with applicable accounting guidance.
From June 2011 through the Merger Date, we repurchased 28,244,783 shares of our common stock for $575.9 million, including related commissions, at an average price of $20.38.
Preferred Stock
Prior to the Merger, we had 1,000,000 shares of $1.00 par value preferred stock authorized, none of which were issued. The board of directors was authorized to issue preferred stock in series and to fix, by resolution, the designation, dividend rate, redemption provisions, liquidation rights, sinking fund provisions, conversion rights and voting rights of each series of preferred stock. As a result of the Merger, we no longer have authorized shares of preferred stock.
Stock-Based Compensation
During fiscal 2009, we adopted the 2008 Incentive Compensation Plan (the Incentive Plan), which replaced the 1998 Stock Incentive Plan and provided for the issuance of non-statutory stock options and other awards to employees, non-employee directors and consultants.
Upon completion of the Merger, all then-outstanding stock-based compensation awards, whether vested or unvested, were converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any. As a result, we made aggregate cash payments totaling $82.1 million to plan participants following the Merger, which were included as a component of the purchase price consideration. The Incentive Plan was discontinued as a result of the Merger.
Stock Options
Under the Incentive Plan, we granted options for periods not exceeding 10 years, which either cliff vested five years after the date of grant or vested ratably over a three-year period with an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Compensation expense for stock options was $1.2 million, $4.9 million, $6.1 million and $3.8 million for the Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively. The related income tax benefits recognized were $0.4 million, $1.8 million, $2.4 million and $1.5 million, for the Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively. There was no compensation expense capitalized as part of inventory or fixed assets during the fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The expected annual volatility was based on the historical volatility of our stock and other factors. We used historical data to estimate option exercises and employee termination within the pricing model. The expected term of options granted represented the period of time that options were expected to be outstanding. The following table summarizes the assumptions made in determining the fair value of stock options granted in the fiscal years indicated:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	May 1, 2011
Expected annual volatility	57%	55%	54%
Dividend yield	—%	—%	—%
Risk free interest rate	0.52%	1.11%	1.62%
Expected option life (years)	4	4	4

No stock options were granted during the Predecessor Period. The options granted in the fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011 were valued in separate tranches according to the expected life of each tranche. The above table reflects the weighted average risk free interest rate and expected option life of each tranche. The expected dividend yield was the same for all options granted in the fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011. We have never paid a cash dividend on our common stock.
The following table summarizes stock option activity under the Incentive Plan during the Predecessor Period:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of April 28, 2013	2,858,153	$22.34
Exercised	(139,040)	$22.54
Forfeited	(6,000)	$21.09
Outstanding as of September 26, 2013 (1)	2,713,113	$22.33	3.9	$31.6
Exercisable as of September 26, 2013	2,226,459	$22.55	3.6	$25.4
——————————————

(1)	All options were canceled upon the Merger and the holders received cash of $34.00 per share, less the exercise price of the options.
The weighted average grant-date fair value of options granted during the fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011 was $8.92, $9.36 and $6.61, respectively. The total intrinsic value of options exercised during the fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011 was $2.4 million, $0.9 million and $0.4 million, respectively.
Performance Share Units
The Incentive Plan also provided for the issuance of performance share units (PSU) to reward employees for the achievement of performance goals. We granted PSUs that contained performance conditions, which required the achievement of specified financial and/or operational performance metrics. We also granted PSUs that contained market conditions, which required the achievement of certain stock price targets or the achievement of specified levels of shareholder return relative to other companies in our industry. PSUs generally vested over a required employee service period, which typically ranged from one to five years and closely matched the performance period. Each performance share unit represented and had a value equal to one share of our common stock. Payment of vested performance share units was generally in our common stock.
PSUs containing performance conditions were generally measured at fair value as if they were vested and issued on the grant date. The fair value of PSUs containing market conditions was estimated using a Monte Carlo simulation model, which simulated a range of possible future stock prices after incorporating assumptions about risk free rates, volatility and other relevant assumptions pertinent to the specific awards. The grant date fair value of performance share units was recognized as compensation expense over the requisite employee service period.

The following table summarizes performance share unit activity under the Incentive Plan during the the Predecessor Period. The number of awards granted and outstanding reflects the maximum number of share units that may vest under the awards.

Number of Share Units
Outstanding as of April 28, 2013	1,212,567
Granted	519,000
Vested and issued	(377,933)
Forfeited	(85,634)
Outstanding as of September 26, 2013 (1)	1,268,000
——————————————

(1)	All PSUs fully vested upon the Merger and the holders received $34.00 per unit.
The weighted average grant date fair value for PSUs granted in the Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, was $33.70, $21.03, $20.63 and $17.57 per share unit, respectively. The total intrinsic value of PSUs converted into shares of our common stock and issued in the Predecessor Period, fiscal year ended April 28, 2013 and the fiscal year ended April 29, 2012 was $12.2 million, $10.9 million and $15.2 million, respectively. No PSUs were converted into shares of our common stock in the fiscal year ended May 1, 2011. Compensation expense for performance share units was $5.3 million, $8.1 million, $8.3 million and $7.5 million in the Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively. The related income tax benefits recognized were $1.9 million, $3.0 million, $3.2 million and $2.9 million for the Predecessor Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, respectively.
Executive Stock Purchase Plan (ESPP)
As part of the Incentive Plan, we maintained a non-qualified deferred compensation plan that permitted executive officers to voluntarily defer up to 25% of the payouts under their annual cash incentive awards in exchange for a performance award payable in the form of Company stock at such time in the future as elected by the officers, but not less than three years from the end of the performance period. As a result of the Merger, the Company will provide a 100% match to the officers' deferral in the form of cash, instead of restricted stock as prescribed under the Incentive Plan. The match is subject to three-year cliff vesting and will be forfeited if the officer voluntarily terminates employment before vesting.
The fair value of these restricted stock awards was generally measured as if they were vested and issued on the grant date. We granted 139,730 and 450,241 restricted stock units in the Predecessor Period and the fiscal year ended April 28, 2013, including the company match. There were no restricted stock units outstanding as of April 29, 2012. On the Merger Date, these units were converted into the right to receive cash and paid as merger consideration and/or deferred based on the payment option elected and the continuation of the match vesting period. The deferred amount of $6.5 million is included in other liabilities on the consolidated balance sheet and will be paid to participants as originally scheduled under the ESPP. This amount was included as a component of the purchase price consideration.
We recognized compensation expense of $0.8 million, $3.5 million and $4.9 million in the Predecessor Period, fiscal year ended April 28, 2013 and fiscal year ended April 29, 2012, respectively, related to restricted stock awards under the ESPP.
Call Spread Transactions
In connection with the issuance of the Convertible Notes (see Note 7—Debt), we entered into separate convertible note hedge transactions with respect to our common stock to minimize the impact of potential economic dilution upon conversion of the Convertible Notes, and separate warrant transactions.
We purchased call options in private transactions that permitted us to acquire up to approximately 17.6 million shares of our common stock at an initial strike price of $22.68 per share, subject to adjustment, for $88.2 million. In general, the call options allowed us to acquire a number of shares of our common stock initially equal to the number of shares of common stock issuable to the holders of the Convertible Notes upon conversion. These call options terminated upon the maturity of the Convertible Notes.

We also sold warrants in private transactions for total proceeds of approximately $36.7 million. The warrants permitted the purchasers to acquire up to approximately 17.6 million shares of our common stock at an initial exercise price of $30.54 per share, subject to adjustment.
In July 2013, we repaid the outstanding principal amount on our Convertible Notes totaling $400.0 million. As part of the settlement of the Convertible Notes, we delivered 3,894,476 shares of our common stock to the holders of the notes. Simultaneously, we exercised a call option, which we entered into in connection with the original issuance of the Convertible Notes, entitling us to receive 3,894,510 shares from the counter-parties. As a result, we retired 34 net shares of our common stock upon the settlement of the Convertible Notes.
In October 2013, we paid $79.4 million to holders of the warrants to unwind the contracts due to the change of control related to the Merger.
Stock Held in Trust
We maintain a non-qualified defined Supplemental Pension Plan (the Supplemental Plan) the purpose of which is to provide supplemental retirement income benefits for those eligible employees whose benefits under the tax-qualified plans are subject to statutory limitations. A grantor trust has been established for the purpose of satisfying the obligations under the plan. As of April 28, 2013, the Supplemental Plan held 2,616,687 shares of our common stock at an average cost of $23.75. The shares held by the Supplemental Plan were converted to cash as a result of the Merger.
As part of the Incentive Plan director fee deferral program, we purchased shares of our common stock on the open market for the benefit of the plan's participants. These shares were held in a rabbi trust until transferred to the participants. As of April 28, 2013, the rabbi trust held 330,180 shares of our common stock at an average cost of $20.17. The shares held by the rabbi trust were converted to cash as a result of the Merger.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
Foreign currency translation	$27.3	$(170.5)	$(159.4)
Pension accounting	14.6	(427.9)	(402.7)
Hedge accounting	(2.9)	(17.8)	51.2
Accumulated other comprehensive income (loss)	$39.0	$(616.2)	$(510.9)

Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss).

	Successor			Predecessor
	September 27 - December 29, 2013			April 29 - September 26, 2013

	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$29.6	$(2.3)	$27.3	$23.3	$(6.4)	$16.9

Pension accounting:
Amortization of actuarial gains and prior service credits reclassified to cost of sales	8.5	(3.3)	5.2	7.4	(2.9)	4.5
Amortization of actuarial gains and prior service credits reclassified to SG&A	15.2	(5.8)	9.4	17.4	(6.8)	10.6

Hedge accounting:
Losses arising during the period	(2.3)	0.9	(1.4)	(26.6)	10.3	(16.3)
Gains reclassified to sales	(3.0)	1.2	(1.8)	(5.9)	2.3	(3.6)
(Gains) losses reclassified to cost of sales	0.9	(0.4)	0.5	(23.6)	9.2	(14.4)
(Gains) losses reclassified to SG&A	(0.3)	0.1	(0.2)	0.3	—	0.3
Total other comprehensive income (loss)	$48.6	$(9.6)	$39.0	$(7.7)	$5.7	$(2.0)

	Predecessor
	Fiscal Year Ended
	April 28, 2013			April 29, 2012			May 1, 2011
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$(12.5)	$1.4	$(11.1)	$(185.7)	$25.9	$(159.8)	$120.2	$2.9	$123.1

Pension accounting:
Amortization of actuarial losses and prior service credits reclassified to cost of sales	(12.3)	4.8	(7.5)	(90.8)	35.3	(55.5)	25.9	(9.6)	16.3
Amortization of actuarial losses and prior service credits reclassified to SG&A	(28.8)	11.1	(17.7)	(211.8)	82.3	(129.5)	73.8	(27.5)	46.3

Hedge accounting:
Gains (losses) arising during the period	53.3	(20.8)	32.5	105.6	(42.6)	63.0	144.9	(57.1)	87.8
Gains (losses) reclassified to sales	(54.9)	21.4	(33.5)	(32.3)	12.6	(19.7)	44.5	(17.3)	27.2
Gains reclassified to cost of sales	(108.4)	42.1	(66.3)	(75.1)	29.2	(45.9)	(80.7)	31.4	(49.3)
(Gains) losses reclassified to SG&A	(2.1)	0.4	(1.7)	4.1	(0.8)	3.3	2.6	—	2.6
Losses reclassified to interest expense	—	—	—	2.4	—	2.4	7.0	(2.7)	4.3
Total other comprehensive income (loss)	$(165.7)	$60.4	$(105.3)	$(483.6)	$141.9	$(341.7)	$338.2	$(79.9)	$258.3
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of December 29, 2013, April 28, 2013 and April 29, 2012:

	Successor
	December 29, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Derivatives:
Commodity contracts	$0.2	$4.9	$—	$5.1
Foreign exchange contracts	—	1.2	—	1.2
Bond securities	19.8	—	—	19.8
Insurance contracts	—	65.8	—	65.8
Total	$20.0	$71.9	$—	$91.9

Liabilities
Derivatives:
Commodity contracts	$15.1	$5.4	$—	$20.5
Foreign exchange contracts	—	0.2	—	0.2
Total	$15.1	$5.6	$—	$20.7

	Predecessor
	April 28, 2013				April 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$6.8	$—	$—	$6.8	$52.0	$1.3	$—	$53.3
Foreign exchange contracts	—	0.8	—	0.8	—	4.3	—	4.3
Open-ended mutual funds	6.4	—	—	6.4	12.2	—	—	12.2
Insurance contracts	—	60.0	—	60.0	—	51.3	—	51.3
Total	$13.2	$60.8	$—	$74.0	$64.2	$56.9	$—	$121.1

Liabilities
Derivatives:
Commodity contracts	$30.5	$37.1	$—	$67.6	$—	$8.6	$—	$8.6
Foreign exchange contracts	—	0.4	—	0.4	—	0.7	—	0.7
Total	$30.5	$37.5	$—	$68.0	$—	$9.3	$—	$9.3

The following are descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value on a recurring basis:

▪
Derivatives—Derivatives classified within Level 1 are valued using quoted market prices. In some cases where quoted market prices are not available, we value the derivatives using market based pricing models that utilize the net present value of estimated future cash flows to calculate fair value, in which case the measurements are classified within Level 2. These valuation models make use of market-based observable inputs, including exchange traded prices and rates, yield curves, credit curves, and measures of volatility.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. We had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis during the Transition Period, except for the preliminary allocation of the total purchase consideration to the estimated fair values of our assets acquired and liabilities assumed by WH Group as part of the Merger. See Note 2—Merger and Acquisitions for further information on the Merger.

Pension Plan Assets
The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of December 29, 2013, April 28, 2013 and April 29, 2012:

	Successor
	December 29, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents	$53.2	$—	$—	$53.2

Equity securities:
Preferred stock	—	—	—	—
U.S. common stock:
Health care	28.2	—	—	28.2
Financial services	33.4	—	—	33.4
Retail and consumer products	40.0	—	—	40.0
Energy	15.0	—	—	15.0
Information technology	42.7	—	—	42.7
Manufacturing and industrials	20.5	—	—	20.5
Telecommunications	6.5	—	—	6.5
International common stock	139.3	—	—	139.3
Mutual funds:
International	—	95.9	—	95.9
Domestic small cap	—	34.2	—	34.2

Fixed income:
Mutual funds	—	18.1	—	18.1
Asset-backed securities	—	15.7	—	15.7
Emerging markets securities	—	23.5	—	23.5
Corporate debt securities	—	343.1	—	343.1
Government debt securities	—	112.0	—	112.0

Alternative investments:
Diversified investment funds	—	55.8	—	55.8

Limited partnerships	—	—	37.8	37.8

Insurance contracts	—	—	1.1	1.1

Total fair value	$378.8	$698.3	$38.9	1,116.0
Unsettled transactions, net				6.8
Total plan assets				$1,122.8

	Predecessor
	April 28, 2013				April 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Cash and cash equivalents	$40.0	$—	$—	$40.0	$22.4	$—	$—	$22.4

Equity securities:
Preferred stock	—	0.6	—	0.6	—	0.5	—	0.5
U.S. common stock:
Health care	23.3	—	—	23.3	22.7	—	—	22.7
Financial services	25.1	—	—	25.1	21.8	—	—	21.8
Retail and consumer products	90.7	—	—	90.7	117.9	—	—	117.9
Energy	8.9	—	—	8.9	11.4	—	—	11.4
Information technology	22.0	—	—	22.0	30.8	—	—	30.8
Manufacturing and industrials	18.0	—	—	18.0	18.6	—	—	18.6
Telecommunications	6.7	—	—	6.7	9.5	—	—	9.5
International common stock	104.4	—	—	104.4	103.6	—	—	103.6
Mutual funds:
International	—	82.8	—	82.8	—	30.1	—	30.1
Domestic small cap	—	23.2	—	23.2	—	19.8	—	19.8
Domestic large cap	—	2.2	—	2.2	—	2.5	—	2.5
Balanced	—	3.4	—	3.4	—	37.8	—	37.8

Fixed income:
Mutual funds	—	26.0	—	26.0	—	11.3	—	11.3
Asset-backed securities	—	16.0	—	16.0	—	92.0	—	92.0
Emerging markets securities	—	16.2	—	16.2	—	—	—	—
Corporate debt securities	—	366.6	—	366.6	—	285.5	—	285.5
Government debt securities	—	130.8	—	130.8	—	106.4	—	106.4

Alternative investments:
Diversified investment funds	—	51.2	—	51.2	—	—	—	—
Domestic options contracts	—	4.7	—	4.7	—	—	—	—
Futures contracts	—	1.2	—	1.2	—	—	—	—

Limited partnerships	—	—	40.1	40.1	—	—	75.0	75.0

Insurance contracts	—	—	1.2	1.2	—	—	1.6	1.6

Total fair value	$339.1	$724.9	$41.3	1,105.3	$358.7	$585.9	$76.6	1,021.2
Unsettled transactions, net				5.3				2.3
Total plan assets				$1,110.6				$1,023.5

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

▪
Fixed income—The fair values of fixed income instruments are obtained from pricing services, broker quotes or other model-based valuation techniques with observable inputs and classified as Level 2. The nature of these fixed income instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data and securities that are valued using other financial instruments, the parameters of which can be directly observed. Level 2 fixed income instruments include mutual funds, asset-backed securities, corporate debt securities, emerging market securities and government debt securities.

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

The following table summarizes the changes in our Level 3 pension plan assets for the year-ended December 29, 2013, April 28, 2013 and April 29, 2012:

	Insurance Contracts	Limited Partnerships
	(in millions)
Balance, May 1, 2011	$1.8	$33.6
Actual return on plan assets:
Related to assets held at the reporting date	—	(2.7)
Related to assets sold during the period	—	1.6
Purchases, sales and settlements, net	(0.2)	42.5
Balance, April 29, 2012	1.6	75.0
Actual return on plan assets:
Related to assets held at the reporting date	—	(10.9)
Related to assets sold during the period	—	2.4
Purchases, sales and settlements, net	(0.4)	(26.4)
Balance, April 28, 2013	1.2	40.1
Actual return on plan assets:
Related to assets held at the reporting date	—	(10.4)
Related to assets sold during the period	—	4.0
Purchases, sales and settlements, net	(0.1)	4.1
Balance, December 29, 2013	$1.1	$37.8
Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of December 29, 2013, April 28, 2013 and April 29, 2012.

	Successor		Predecessor
	December 29, 2013		April 28, 2013		April 29, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
(in millions)
Debt	$3,120.2	$3,020.1	$2,732.9	$2,479.1	$2,176.5	$1,937.3

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 13:    RELATED PARTY TRANSACTIONS
The following table presents amounts owed from and to related parties as of December 29, 2013, April 28, 2013 and April 29, 2012:

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
Current receivables from related parties	$4.2	$5.9	$6.6
Long-term receivables from related parties	—	—	—
Total receivables from related parties	$4.2	$5.9	$6.6

Current payables to related parties	$0.4	$9.0	$7.1
Long-term payables to related parties	—	—	—
Total payables to related parties	$0.4	$9.0	$7.1
Sales on the consolidated statement of income during the Successor Period includes $10.2 million of sales from our Pork segment to other subsidiaries of WH Group.
One of our vice presidents of our Hog Production segment holds an ownership interests in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the Hog Production segment. During the Transition Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, we paid $1.4 million, $6.2 million, $7.9 million and $7.8 million, respectively, to JCT for the production of hogs. During the Transition Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, we received $0.2 million, $2.6 million, $3.1 million and $3.3 million, respectively, from JCT for reimbursement of associated farm and other support costs.
Also, multiple other vice presidents of the Hog Production segment hold ownership interests in Seacoast, LLC, Advantage Farms, LLC, Old Oak Farms LLC and Pork Partners, Inc. These companies produce and raise hogs for us under contractual arrangements that are consistent with third party grower contracts. During the Transition Period, fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, we paid service fees of $1.1 million, $1.5 million, $1.7 million and $1.9 million, respectively, to these companies. In fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, we received $0.2 million, $0.4 million and $0.5 million, respectively, from these companies for reimbursement of associated farm and other support costs. We received no amounts from these companies during the Transition Period for reimbursement of associated farm and other support costs.
Wendell, Murphy, a former director of the Company, and his immediate family members hold ownership interests in multiple farms that conduct business with us. These farms either produce hogs for us or produce and sell feed ingredients to us. In fiscal year ended April 28, 2013, fiscal year ended April 29, 2012 and fiscal year ended May 1, 2011, we paid $51.6 million, $52.2 million and $70.4 million, respectively, to these entities for hogs, feed ingredients and reimbursement of associated farm and other support costs. As a result of the Merger, Mr. Murphy is no longer a director of the Company.
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
North Carolina Nuisance Litigation
In July, August and September 2013, 25 complaints were filed in the Superior Court of Wake County, North Carolina by 479 individual plaintiffs against Smithfield and our wholly owned subsidiary, Murphy-Brown. The complaints relate to operations on approximately 11 company-owned and 79 contract farms. All 25 complaints include causes of action for temporary nuisance, negligence, and negligent entrustment and seek recovery of an unspecified amount of compensatory and punitive damages, attorneys’ fees, costs and pre- and post-judgment interest. Smithfield and Murphy-Brown have filed Motions for Change of Venue, to Dismiss Plaintiffs’ Negligent Entrustment Claim and for a More Definite Statement in all 25 cases.

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

Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1-Summary of Significant Accounting Policies. We established a reserve estimating our expenses to defend against these and similar potential claims on the Successor's opening balance sheet. Consequently, expenses and other liabilities associated with these claims for subsequent periods will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Given that this matter is in its very preliminary stages and given the inherent uncertainty of the outcome for these and similar potential claims, we cannot estimate the reasonably possible loss or range of loss for these loss contingencies outside the expenses we will incur to defend against these claims. We will continue to review whether an additional accrual is necessary and whether we have the ability to estimate the reasonably possible loss or range of loss for these matters.
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
NOTE 15:    REPORTABLE SEGMENTS
Our operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions and assess performance. For external reporting purposes, we aggregate operating segments which have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments based on a combination of factors, including products produced and geographic areas of operations. Our reportable segments are: Pork, Hog Production, International, Other and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments. During all periods presented, our chief operating decision maker has been the President and Chief Executive Officer of the Company.
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
The following table shows the percentages of Pork segment revenues derived from packaged meats and fresh pork for the periods indicated.

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
Packaged meats	59%	53%	56%	54%	56%
Fresh pork (1)	41	47	44	46	44
	100%	100%	100%	100%	100%
——————————————

(1)	Includes by-products and rendering.

Hog Production Segment
The Hog Production segment consists of our hog production operations located in the U.S. The Hog Production segment operates numerous facilities with approximately 894,000 sows producing about 16.2 million market hogs annually. The Hog Production segment produces approximately 53% of the Pork segment’s live hog requirements. We own certain genetic lines of specialized breeding stock which are marketed using the name Smithfield Premium Genetics (SPG).
The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally, and other products for the periods indicated.

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
Internal hog sales	81%	80%	76%	80%	78%
External hog sales	13	13	14	17	19
Other products (1)	6	7	10	3	3
	100%	100%	100%	100%	100%
——————————————

(1)	Consists primarily of grains, feed and gains (losses) on derivatives.
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
The following table shows the percentages of International segment revenues derived from packaged meats, fresh meats and hog production for the periods indicated.

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
Packaged meats	42%	46%	49%	46%	47%
Fresh meats (1)	57	53	50	53	53
Hog production (2)	1	1	1	1	—
	100%	100%	100%	100%	100%
——————————————

(1)	Includes feathers, by-products and rendering.

(2)	Includes external hog sales and feed.
Other Segment
The Other segment, contains the results of our former turkey production operations and our previous 49% interest in Butterball, LLC (Butterball), which were sold in December 2010.
Corporate Segment
The Corporate segment provides management and administrative services to support our other segments.

Segment Results
The following tables present information about the results of operations and the assets of our reportable segments for the periods presented. The information contains certain allocations of expenses that we deem reasonable and appropriate for the evaluation of results of operations. We do not allocate income taxes to segments. Segment assets exclude intersegment account balances as we believe their inclusion would be misleading or not meaningful. We believe all intersegment sales are at prices that approximate market.

	Successor	Predecessor
	September 27 - December 29, 2013	April 29 - September 26, 2013
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Pork	$3,316.2	$4,782.0
Hog Production	889.2	1,439.1
International	428.2	643.6
Total segment sales	4,633.6	6,864.7
Intersegment sales—
Pork	(12.2)	(19.0)
Hog Production	(716.8)	(1,150.3)
International	(10.4)	(15.9)
Total intersegment sales	(739.4)	(1,185.2)
Consolidated sales	$3,894.2	$5,679.5

Depreciation and amortization:
Pork	$36.3	$60.3
Hog Production	10.8	28.1
International	7.7	16.8
Corporate	0.6	1.3
Consolidated depreciation and amortization	$55.4	$106.5

Interest expense (income):
Pork	$(0.3)	$(0.7)
Hog Production	53.3	83.8
International	6.0	11.1
Corporate	—	(29.6)
Consolidated interest expense	$59.0	$64.6

Loss (income) from equity method investments
Pork	$0.2	$(1.5)
Hog Production	(0.1)	(0.1)
International	2.5	2.1
Consolidated loss from equity method investments	$2.6	$0.5

Operating profit (loss):
Pork	$177.7	$98.5
Hog Production	(40.6)	81.4
International	25.4	15.9
Corporate	(51.3)	(66.6)
Consolidated operating profit	$111.2	$129.2

	Predecessor
	Fiscal Year Ended
	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Pork	$11,076.1	$11,093.0	$10,263.9
Hog Production	3,135.1	3,052.6	2,705.1
International	1,468.5	1,466.7	1,340.7
Other	—	—	74.7
Total segment sales	15,679.7	15,612.3	14,384.4
Intersegment sales—
Pork	(41.4)	(37.1)	(30.5)
Hog Production	(2,380.1)	(2,444.6)	(2,113.0)
International	(37.1)	(36.3)	(38.2)
Total intersegment sales	(2,458.6)	(2,518.0)	(2,181.7)
Consolidated sales	$13,221.1	$13,094.3	$12,202.7

Depreciation and amortization:
Pork	$136.1	$127.8	$125.5
Hog Production	63.8	71.9	65.7
International	35.8	39.9	38.1
Other	—	—	0.1
Corporate	4.2	3.2	2.5
Consolidated depreciation and amortization	$239.9	$242.8	$231.9

Interest expense (income):
Pork	$(5.5)	$28.7	$42.4
Hog Production	167.0	131.8	124.5
International	28.2	29.8	28.2
Other	—	—	4.2
Corporate	(21.0)	(13.6)	46.1
Consolidated interest expense	$168.7	$176.7	$245.4

(Income) loss from equity method investments
Pork	$(1.5)	$(2.7)	$(2.0)
Hog Production	0.1	0.3	(0.4)
International	(13.6)	12.3	(46.5)
Other	—	—	(1.2)
Consolidated (income) loss from equity method investments	$(15.0)	$9.9	$(50.1)

Operating profit (loss):
Pork	$631.6	$623.7	$753.4
Hog Production	(119.1)	166.1	224.4
International	108.2	42.8	115.9
Other	—	—	(2.4)
Corporate	(101.4)	(110.0)	3.7
Consolidated operating profit	$519.3	$722.6	$1,095.0

Segment Asset Information
	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Total assets:
Pork	$2,242.8	$2,291.3	$2,245.6	$2,620.2
Hog Production	2,132.6	2,299.2	2,145.4	2,074.2
International	1,639.7	1,703.1	1,651.4	1,902.3
Corporate	2,317.2	1,422.8	1,379.8	1,015.1
Unallocated goodwill (1)	1,622.5	—	—	—
Consolidated total assets	$9,954.8	$7,716.4	$7,422.2	$7,611.8

Investments:
Pork	$19.7	$18.9	$18.6	$17.4
Hog Production	3.3	3.1	2.6	2.7
International	473.3	510.2	501.2	562.1
Corporate	0.2	0.2	0.2	0.3
Consolidated investments	$496.5	$532.4	$522.6	$582.5

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Capital expenditures:
Pork	$27.1	$80.0	$156.9	$143.5	$81.3
Hog Production	37.4	51.6	90.0	89.4	68.6
International	5.3	7.6	24.8	26.5	26.8
Corporate	0.1	0.6	6.3	31.3	0.1
Consolidated capital expenditures	$69.9	$139.8	$278.0	$290.7	$176.8
——————————————

(1)	As noted in Note 2—Merger and Acquisitions, goodwill recognized as a result of the Merger has not been allocated to our reportable segments as of December 29, 2013.

As noted in the table above, goodwill is unallocated as of December 29, 2013 as a result of the Merger. With the exception of the events noted in Note 2—Merger and Acquisitions and the effect of foreign currency translation during the Predecessor Period, there have been no changes to goodwill during the Transition Period. The following table shows the change in the carrying amount of goodwill by reportable segment for the periods noted:

	Pork	International	Hog Production	Total
	(in millions)
Predecessor
Balance, May 1, 2011	$216.1	$157.2	$420.0	$793.3
Other goodwill adjustments (1)	(0.4)	(24.7)	—	(25.1)
Balance, April 29, 2012	215.7	132.5	420.0	768.2
Acquisition (2)	16.4	—	—	16.4
Other goodwill adjustments (1)	(0.3)	(1.9)	—	(2.2)
Balance, April 28, 2013	$231.8	$130.6	$420.0	$782.4
——————————————

(1)	Other goodwill adjustments primarily include the effects of foreign currency translation.

(2)	See Note 2—Merger and Acquisitions for discussion of acquisition.
The following table presents our consolidated sales attributed to operations by geographic area for the Successor Period, the Predecessor Period and for the fiscal years ended April 28, 2013,  April 29, 2012 and May 1, 2011:

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Sales:
U.S.	$3,476.4	$5,051.8	$11,789.7	$11,663.9	$10,900.2
International	417.8	627.7	1,431.4	1,430.4	1,302.5
Total sales	$3,894.2	$5,679.5	$13,221.1	$13,094.3	$12,202.7
The following table presents our long-lived assets attributed to operations by geographic area as of December 29, 2013, April 28, 2013, April 29, 2012 and May 1, 2011:

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Long-lived assets:
U.S.	$5,397.6	$3,032.9	$2,969.1	$2,905.7
International	1,053.1	1,131.7	1,154.1	1,368.2
Total long-lived assets	$6,450.7	$4,164.6	$4,123.2	$4,273.9

NOTE 16:    SUPPLEMENTAL CASH FLOW INFORMATION

	Successor	Predecessor
			Fiscal Year Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
Supplemental disclosures of cash flow information:	(in millions)
Interest paid, including capitalized interest	$(10.9)	$(76.4)	$(147.9)	$(149.6)	$(223.3)
Income taxes (paid) refunded, net	(0.1)	43.8	(3.7)	(225.7)	34.8
NOTE 17:    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth	Fiscal Year
	(in millions, except per share data)
Fiscal 2013
Sales	$3,091.3	$3,225.8	$3,583.3	$3,320.7	$13,221.1
Gross profit	332.2	377.3	328.8	281.4	1,319.7
Operating profit	131.8	178.3	136.3	72.9	519.3
Net income	61.7	10.9	81.5	29.7	183.8

Net income per share:(1)
Basic	$.40	$.07	$.58	$.21	$1.26
Diluted	$.40	$.07	$.58	$.21	$1.26

Fiscal 2012
Sales	$3,094.2	$3,312.6	$3,478.3	$3,209.2	$13,094.3
Gross profit	407.1	419.6	379.8	342.9	1,549.4
Operating profit	173.2	224.7	170.5	154.2	722.6
Net income	82.1	120.7	79.0	79.5	361.3

Net income per share:(1)
Basic	$.50	$.74	$.49	$.50	$2.23
Diluted	$.49	$.74	$.49	$.49	$2.21
——————————————

(1)
Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.

The following significant infrequent or unusual items impacted our quarterly results in fiscal year ended April 28, 2013 and fiscal year ended April 29, 2012:
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

▪
Operating profit in the first and second quarters included professional fees related to the potential acquisition of a controlling interest in CFG of $5.7 million and $0.7 million, respectively. In June 2011, we terminated negotiations to purchase the additional interest.

▪	Operating profit in the third quarter included our share of charges related to the CFG Consolidation Plan of $38.7 million.

Schedule II

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Column A		Column B	Column C Additions		Column D	Column E
Description		Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Balance at End of Period
Reserve for uncollectible accounts receivable:
September 27 - December 29, 2013	Successor	$—	$3.8	$0.1	$(0.7)	$3.2
April 29 - September 26, 2013	Predecessor	14.6	1.7	—	(1.2)	15.1
Fiscal year ended April 28, 2013	Predecessor	16.0	2.7	(0.3)	(3.8)	14.6
Fiscal year ended April 29, 2012	Predecessor	17.6	2.4	(2.5)	(1.5)	16.0
Fiscal year ended May 1, 2011	Predecessor	19.0	3.7	(1.2)	(3.9)	17.6

Lower of cost or market allowance:
September 27 - December 29, 2013	Successor	$—	$11.2	$—	$(1.0)	$10.2
April 29 - September 26, 2013	Predecessor	17.1	4.3	0.3	(3.8)	17.9
Fiscal year ended April 28, 2013	Predecessor	15.5	5.4	(0.1)	(3.7)	17.1
Fiscal year ended April 29, 2012	Predecessor	14.8	3.2	(0.6)	(1.9)	15.5
Fiscal year ended May 1, 2011	Predecessor	17.4	1.9	0.1	(4.6)	14.8

Deferred tax valuation allowance:
September 27 - December 29, 2013	Successor	$37.7	$1.2	$14.6	$(11.2)	$42.3
April 29 - September 26, 2013	Predecessor	43.5	1.3	0.5	(7.6)	37.7
Fiscal year ended April 28, 2013	Predecessor	54.6	7.2	(0.4)	(17.9)	43.5
Fiscal year ended April 29, 2012	Predecessor	66.8	7.8	(7.4)	(12.6)	54.6
Fiscal year ended May 1, 2011	Predecessor	91.5	1.4	4.7	(30.8)	66.8
——————————————

(1)	Activity primarily includes the reserves recorded in connection with the creation of the opening balance sheets of entities acquired and currency translation adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 29, 2013. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 29, 2013.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2013. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, management concluded that our internal control over financial reporting was effective as of December 29, 2013.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the two months ended December 29, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our executive officers is included in Part I of this Transition Report on Form 10-K.
The information required by this Item will be contained in a Form 10-KT/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our transition period ended December 29, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in a Form 10-KT/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our transition period ended December 29, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in a Form 10-KT/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our transition period ended December 29, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in a Form 10-KT/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our transition period ended December 29, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in a Form 10-KT/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our transition period ended December 29, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
1. Financial Statements:

▪
Consolidated Statements of Income - September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Fiscal Years Ended 2013, 2012 and 2011 (Predecessor)

▪
Consolidated Statements of Comprehensive Income - September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Fiscal Years Ended 2013, 2012 and 2011 (Predecessor)

▪	Consolidated Balance Sheets as of December 29, 2013 (Successor), April 28, 2013 (Predecessor) and April 29, 2012 (Predecessor)

▪
Consolidated Statements of Cash Flows - September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Fiscal Years Ended 2013, 2012 and 2011 (Predecessor)

▪
Consolidated Statements of Shareholders’ Equity - September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Fiscal Years Ended 2013, 2012 and 2011 (Predecessor)

▪	Report of Independent Registered Public Accounting Firms on Consolidated Financial Statements
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

Exhibit 3.2	—	Amended and Restated Bylaws of Smithfield Foods, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 4.1(a)	—
Indenture-Senior Debt Securities, dated June 1, 2007, between the Company and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.10(a) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.1(b)	—
First Supplemental Indenture to the Indenture-Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of June 22, 2007 regarding the issuance by the Company of the 2007 7.750% Senior Notes due 2017 (incorporated by reference to Exhibit 4.10(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.1(c)	—
Amendment No. 1 to First Supplemental Indenture, dated as of July 8, 2013, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2013).

Exhibit 4.1(d)	—
Second Supplemental Indenture to the Indenture-Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of July 8, 2008 regarding the issuance by the Company of the 2008 4.00% Convertible Senior Notes due 2013 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 4.1(e)	—
Third Supplemental Indenture to the Indenture-Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of August 1, 2012 regarding the issuance by the Company of the 2012 6.625% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

Exhibit 4.1(f)	—	Form of 6.625% Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

Exhibit 4.2(a)	—
Indenture, dated as of July 31, 2013, between Sun Merger Sub, Inc. (which merged with and into Smithfield Foods, Inc.) and U.S. Bank National Association (relating to the issuance of $500,000,000 5.250% Senior Notes due 2018 (the “2018 Notes”)) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 4.2(b)	—
First Supplemental Indenture, dated as of September 26, 2013, between Smithfield Foods, Inc. and U.S. Bank National Association (relating to the 2018 Notes) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 4.3(a)	—
Indenture, dated as of July 31, 2013, between Sun Merger Sub, Inc. (which merged with and into Smithfield Foods, Inc.) and U.S. Bank National Association (relating to the issuance of $400,000,000 5.875% Senior Notes due 2021 (the “2021 Notes”)) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 4.3(b)	—
First Supplemental Indenture, dated as of September 26, 2013, between Smithfield Foods, Inc. and U.S. Bank National Association (relating to the 2021 Notes) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1**	—	Certain Compensation for Named Executive Officers for fiscal 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2013).

Exhibit 10.2(a)**	—	Smithfield Foods, Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on September 8, 2010).

Exhibit 10.2(b)**	—
Amendment No. 1 to Smithfield Foods, Inc. Change in Control Executive Severance Plan, dated May 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

Exhibit 10.3(a)	—
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

Exhibit 10.3(b)	—
First Amendment to Amended and Restated Term Loan Agreement, dated as of January 31, 2013, among the Company, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Lender and the Administrative Agent (incorporated by reference to Exhibit 10.8(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.3(c)	—
Consent Letter of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent and sole Lender, dated July 12, 2013, related to the Amended and Restated Term Loan Agreement, dated as of August 31, 2012 (as amended by that certain First Amendment to Amended and Restated Term Loan Agreement dated as of January 31, 2013), among the Company, certain subsidiaries of the Company that may from time to time be party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2013).

Exhibit 10.3(d)*	—
Second Amendment to Amended and Restated Term Loan Agreement, dated as of January 16, 2014, among the Company, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Lender and the Administrative Agent.

Exhibit 10.4(a)	—
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

Exhibit 10.4(b)	—
First Amendment to Amended and Restated Intercreditor Agreement, dated as of January 31, 2013, among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as administrative agent for the ABL Parties, Smithfield Receivables Funding LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as Administrative Agent under the Credit and Security Agreement and each of the Loan Parties party thereto (incorporated by reference to Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.5(a)	—
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

Exhibit 10.5(b)	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of January 31, 2013, among the Company, the subsidiaries of the Company party thereto, the banks and other lending institutions party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.5(c)	—
Second Amended and Restated Pledge and Security Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.5(d)	—
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

Exhibit 10.5(e)	—
Consent and Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 12, 2013, among the Company, the subsidiaries of the Company party thereto, the banks and other lending institutions party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2013).

Exhibit 10.5(f)*	—
Consent and Third Amendment to Second Amended and Restated Credit Agreement, dated as of January 16, 2014, among the Company, the subsidiaries of the Company party thereto, the banks and other lending institutions party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent.

Exhibit 10.6(a)	—
Amended and Restated Receivables Sale Agreement, dated as of January 31, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., The Smithfield Packing Company, Incorporated, , Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats LLC, Smithfield of Canada, Ltd. And Smithfield Receivables Funding LLC (incorporated by reference to Exhibit 10.12(a) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.6(b)	—
Amendment No. 1 to Amended and Restated Receivables Sales Agreement, dated as of March 20, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., Smithfield of Canada, Ltd., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats, LLC and Smithfield Receivables Funding LLC (incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.6(c)	—
Amendment No. 2 to Amended and Restated Receivables Sales Agreement, dated as of May 31, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., Smithfield of Canada, Ltd., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats LLC, Smithfield Specialty Foods Group, LLC, American Skin Food Group, LLC and Smithfield Receivables Funding LLC (incorporated by reference to Exhibit 10.12© to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.6(d)	—
Waiver No. 1 to Amended and Restated Receivables Sale Agreement and Amended and Restated Credit and Security Agreement, dated as of July 12, 2013, by and among the Company, SFFC, Inc., Farmland Foods, Inc., Smithfield of Canada, Ltd., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats LLC, Smithfield Specialty Foods Group, LLC, American Skin Food Group, LLC, Smithfield Receivables Funding LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, Letter of Credit Issuer and a Committed Lender, and Nieuw Amsterdam Receivables Corporation, as a Conduit (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2013).

Exhibit 10.6(e)*	—
Excluded Receivables Release, dated as of February 19, 2014, by and among the Company, SFFC, Inc., and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent.

Exhibit 10.7(a)	—
Amended and Restated Credit and Security Agreement, dated as of January 31, 2013, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party thereto (incorporated by reference to Exhibit 10.13(a) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.7(b)	—
Amendment No. 1 to Amended and Restated Credit and Security Agreement, dated as of May 31, 2013, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party to the Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.8	—
Escrow Agreement, dated as of May 28, 2013, by and among Shuanghui International Holdings Limited, Rotary Vortex Limited, Smithfield Foods, Inc. and Bank of China, New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2013).

Exhibit 10.10*	—	Smithfield Foods, Inc. Retention Bonus Plan, dated as of September 26, 2013.

Exhibit 10.11(a)*	—	Noncompete, Nonsolicitation and Nondisclosure Agreement by and between Smithfield Foods, Inc. and C. Larry Pope, dated as of September 25, 2013.

Exhibit 10.11(b)*	—	Noncompete, Nonsolicitation and Nondisclosure Agreement by and between Smithfield Foods, Inc. and Robert W. Manly IV, dated as of September 25, 2013.

Exhibit 10.11(c)*	—	Noncompete, Nonsolicitation and Nondisclosure Agreement by and between Smithfield Foods, Inc. and Dennis H. Treacy, dated as of September 25, 2013.

Exhibit 10.9	—
Letter of Credit Agreement, dated as of July 12, 2013, among the Company and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Issuer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2013).

Exhibit 16.1	—
Letter addressed to the Securities and Exchange Commission from Ernst & Young LLP, dated October 2, 2013 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2013).

Exhibit 21*	—	Subsidiaries of the Company

Exhibit 31.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	—	Certification of Kenneth M. Sullivan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	—
The following financial statements from Smithfield Foods, Inc.'s Annual Report on Form 10-KT for the Transition Period ended December 29, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (i) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
 Date: March 20, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WAN LONG	Chairman of the Board and Director	March 20, 2014
Wan Long

/s/ C. LARRY POPE	President, Chief Executive Officer and Director	March 20, 2014
C. Larry Pope

/s/ KENNETH M. SULLIVAN	Chief Financial Officer	March 20, 2014
Kenneth M. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ JIAO SHUGE	Director	March 20, 2014
Jiao Shuge

/s/ YANG ZHIJUN	Director	March 20, 2014
Yang Zhijun