Form 10-KT/A
period 2013-12-29
SMITHFIELD FOODS INC
filed 2014-04-28
CIK 91388

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 27, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and, therefore, an aggregate market value of the registrant’s shares is not determinable.

At April 25, 2014, 1,000 shares of the registrant’s Common Stock (no par value per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On September 26, 2013, pursuant to the Agreement and Plan of Merger dated May 28, 2013 (the “Merger Agreement”) with WH Group Limited, formerly Shuanghui International Holdings Limited, a corporation formed under the laws of the Cayman Islands (“WH Group”), Smithfield Foods, Inc., a Virginia corporation (“Smithfield,” “we,” “our,” “us” or the “Company”), merged with Sun Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of WH Group, in a transaction hereinafter referred to as the “Merger.” As a result of the Merger, the Company survived as a wholly owned subsidiary of WH Group. In connection with the consummation of the Merger, the Company elected to change its fiscal year end from the 52 or 53 week period which ends on the Sunday nearest to April 30 to the 52 or 53 week period which ends on the Sunday nearest to December 31. Unless otherwise noted, all references to “fiscal” in this report refer to the twelve-month fiscal year, which as of and prior to April 29, 2013 ended on the Sunday nearest to April 30, and beginning after December 29, 2013 ends on the Sunday nearest to December 31. All references to “2013T” and “fiscal 2013T” refer to the Transition Period (defined below).

This Amendment No. 1 on Form 10-K (the “Amendment”) amends the Company’s Transition Report on Form 10-K for the transition period from April 29, 2013 to December 29, 2013 (the “Transition Period”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2014 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing.

SMITHFIELD FOODS, INC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our executive officers is included in Part I of this Transition Report on Form 10-K.

Directors

Long Wan

Age 73

Mr. Wan has served as Chairman of the Board since September 26, 2013. He has also served as Chairman of the Board of WH Group since November 2010, as Chief Executive Officer of WH Group since October 2013, as Chairman of the Board of Henan Luohe Shuanghui Industry Group Co., Ltd., a subsidiary of WH Group (“Shuanghui Group”), since January 2007, as Chairman of the Board of Henan Shuanghui Investment & Development Co., Ltd., a subsidiary of WH Group (“Shuanghui Development”), since August 2012, and as a director of Rotary Vortex Limited, a subsidiary of WH Group (“Rotary Vortex”), since November 2007.

Qualifications, Attributes, Skills and Experience:

Mr. Wan obtained his bachelor’s degree in business management from the Henan University of Animal Husbandry and Economy, previously The Henan Business College, in May 1991 and was awarded the senior economist professional qualification issued by the Henan Province Advanced Professional Titles Adjudication Committee (Economic Disciplines) in July 1999. Mr. Wan has over 40 years of experience in the meat processing industry, and, under his direction, WH Group’s business has grown from a local state-owned enterprise in Henan Province, China into an international company with operations spanning various continents. Over the years, Mr. Wan has received many awards and accolades acknowledging his contributions to and accomplishments in the meat industry.

C. Larry Pope

Age 59

Mr. Pope has served as a director and as the Company’s President and Chief Executive Officer since 2006. He has also served as a director of WH Group since December 2013. He previously served as the Company’s President and Chief Operating Officer from 2001 to 2006 and as its Vice President and Chief Financial Officer from 2000 to 2001.

Qualifications, Attributes, Skills and Experience:

Mr. Pope obtained his bachelor of business degree in 1975 and his master of business administration degree in August 1994 from The College of William and Mary. His over 30 year career at the Company spans a variety of senior management roles and responsibilities which bring an in-depth knowledge of the Company and broad experience in operational, finance, accounting and risk management matters. Further, as the Company’s CEO, Mr. Pope has expertise in corporate strategy, organizational leadership and international operations.

Shuge Jiao

Age 48

Mr. Jiao has served as a director since September 26, 2013. He has also served as a director of WH Group since April 2006 and as a director of Rotary Vortex, Shuanghui Group and Shuanghui Development since March 2006, January 2007 and August 2012, respectively.

Qualifications, Attributes, Skills and Experience:

Mr. Jiao graduated from Shandong University with a bachelor of mathematics in July 1986 and obtained his master’s degree in engineering from the People’s Republic of China Ministry of Aerospace Industry in October 1989. He served as a researcher in the China Aerospace Service and Technology Corporation from August 1989 to January 1995 and as the vice-general manager of the direct investment department of China International Capital Corporation Ltd. from December 1995 to August 2002. Mr. Jiao has a broad range of experience serving as a director for various companies listed on the Stock Exchange of Hong Kong Limited or the Shenzhen Stock Exchange, including for China Mengniu Dairy Co., Ltd. since 2004, for China Yurun Food Group Limited since 2005, for China Shanshui Cement Group Co., Ltd since 2005 and for Joyoung Company Limited since 2007. Mr. Jiao also serves as a director of CDH Shine Limited, CDH Shine II Limited, CDH Shine III Limited and CDH Shine IV Limited, each of which is a shareholder of WH Group.

Zhijun Yang

Age 39

Mr. Yang has served as a director since September 26, 2013. He has also served as a director of WH Group since October 2007 and as a director of Rotary Vortex and Shuanghui Group since November 2007 and December 2007, respectively.

Qualifications, Attributes, Skills and Experience:

Mr. Yang graduated from Sichuan University with a Russian literature and language degree in July 1996 and obtained his EMBA degree from the University of Iowa’s Henry B. Tippie College of Business in December 2005. Mr. Yang has over 17 years of experience working for WH Group and its subsidiaries. He has held various positions with Shuanghui Group, including as a chairman secretary from 1997 to 2003, as a deputy director of the project reorganization office from 2004 to 2007 and as board secretary from 2007 to 2008, and has also served as WH Group’s general manager (from January 2012 to July 2013), as its chief executive officer (from July 2013 to October 2013) and as its deputy chief executive officer (from October 2013 to January 2014).

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to the Merger, Section 16(a) of the Exchange Act required our directors, our executive officers and persons who owned more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to provide us copies of these reports. Based on a review of the copies of these reports furnished to us and our communications with our directors and executive officers, we believe that all filing requirements applicable to our directors, our executive officers and beneficial owners of greater than 10% of our common stock were complied with during the period of April 29, 2013 through September 26, 2013 (the closing date of the Merger), except that Mr. Sullivan was late in reporting one transaction. Since the Merger, our directors, our executive officers and persons who own more than 10% of our common stock have not been subject to the requirements of Section 16(a) because of our status as a privately held company.

Code of Business Conduct and Ethics

We maintain a Code of Business Conduct and Ethics (the “Code”) applicable to all of our employees, officers and directors. The purpose of the Code is to convey our policies and practices for conducting business in accordance with applicable law and the highest ethical standards. Any waiver of the Code for executive officers or directors will be made only by our board of directors (the “Board” or “Board of Directors”) and will be promptly disclosed. In support of the Code, we have provided employees with a number of avenues for the reporting of ethics violations or similar concerns, including an anonymous telephone hotline. A compliance committee chaired by our Chief Legal Officer administers the Code and requires all directors and executive officers to complete an annual certification relating to ethics and compliance with the law, the Code and other Company policies. The chair of the compliance committee reports periodically to the Board on the administration of the Code and is required to report promptly any violation of the Code by an executive officer or director to the Chairman of the Board. The Code was adopted, and is reviewed periodically, by the Board. The Code is available for review on our website at http://investors.smithfieldfoods.com/documents.cfm, and we will post any amendments to, or waivers from, the Code on that website.

Audit Committee Financial Expert

The Board does not have an audit committee. The full Board of Directors performs the functions typically performed by such a committee. The Board is satisfied that all of the directors have sufficient business and financial experience to perform those functions effectively. As such, and given that the Company is now privately held, the Board has determined that it is not necessary to designate one or more of its members as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Merger was consummated on September 26, 2013, after the completion of the Company’s 2013 fiscal year, which ended on April 28, 2013. As previously noted, in connection with the consummation of the Merger, the Company elected to change its fiscal year end from the 52 or 53 week period ending on the Sunday nearest to April 30 to the 52 or 53 week period ending on the Sunday nearest to December 31, which resulted in the Company having the Transition Period.

This Compensation Discussion and Analysis (“CD&A”) provides information regarding the material elements of compensation earned by our executive officers during fiscal 2013T as well as the considerations and objectives underlying our compensation policies and practices. This information provides context for the compensation disclosures in the tables and related discussions that follow. For purposes of this CD&A, the “Committee” refers to the Compensation Committee of the Board of Directors of the Company before the Merger and the Board of Directors of the Company after the Merger. Following the Merger, the Board of Directors did not designate a compensation committee and, unless and until it does so, the full Board of Directors will be responsible for all functions typically performed by a compensation committee. When we refer to the “named executives” we are referring to our Chief Executive Officer (CEO), each person who served as our Chief Financial Officer (CFO) during fiscal 2013T and our three other most highly compensated officers.

This CD&A discusses the compensation decisions for the named executives shown in the “Summary Compensation Table” below. They are:

Name	Title
C. Larry Pope	President and Chief Executive Officer
Robert W. Manly, IV	Executive Vice President and Chief Synergy Officer; COO, Murphy Brown; and, prior to October 3, 2013, our Chief Financial Officer
Kenneth M. Sullivan	Chief Financial Officer from October 3, 2013
George H. Richter	President and Chief Operating Officer, Pork Group
Joseph B. Sebring	President of John Morrell
Dhamu Thamodaran	Executive Vice President and Chief Commodity Hedging Officer

Compensation Philosophy and Objectives

Since most decisions regarding the Company’s executive compensation program for fiscal 2013T were made prior to the Merger, this section and the other sections of the CD&A that follow generally discuss our executive compensation program as it was in effect at the start of fiscal 2013T, prior to the Merger. Later in the CD&A, we also discuss the impact of the Merger on our executive compensation program, as well as certain decisions regarding the executive compensation program that were made following the Merger.

Prior to the Merger, our executive compensation philosophy was to motivate our executive officers continually to improve operating performance. Therefore, our annual and equity-based long-term incentives were opportunities for compensation — they paid out when performance was strong and did not pay out when performance was disappointing. Consequently, a substantial majority of each named executive’s total potential compensation — and in the case of our CEO, 87% for fiscal 2013T — was variable and was earned only if performance objectives were achieved.

The primary goal of our executive compensation program was the same as our goal for operating the Company — to maximize short-term and long-term corporate performance and thereby create value for our shareholders. To achieve this goal our pre-Merger executive compensation program was based on the following principles:

•

Paying for performance — A significant portion of our executives’ compensation was subject to corporate, segment and/or business unit performance measures. Performance-based compensation could vary widely from year to year depending on our performance, which is impacted by, among other things, the volatile nature of our agricultural commodity-based industry and governmental food and energy policy. In recent years, average payouts of performance-based compensation (excluding equity awards) ranged from 0% to 90% of our executives’ total cash compensation (excluding retirement plan distributions). In fiscal 2013T, performance-based cash compensation constituted on average 52% of such total cash compensation of our named executives compared to 69% the year before. Factoring in equity incentives as well, 73% of our named executives’ total direct compensation (i.e., total compensation excluding changes in pension value, retirement plan distributions, company matches under our 401(k) plan and perquisites) in fiscal 2013T was subject to the satisfaction of performance conditions.

•

Alignment with the interests of our shareholders — Equity-based awards were intended to align an executive’s financial interests with those of our shareholders by providing value to the executive if the market price of our stock increased. In addition, many of our cash and equity incentive awards were tied to key financial performance measures that were expected to correlate with the creation of shareholder value.

•

Attracting and retaining top talent — The compensation of our executives was designed to be competitive with the organizations with which we competed for talent so that we could attract and retain talented and experienced executives. Our executives have, on average, approximately 23 years of experience with Smithfield and its predecessors.

Each element of our compensation program was designed to further one or more of these principles. The structure of a particular executive’s compensation could vary depending on the scope and level of that executive’s responsibilities. For an executive with corporate-level responsibilities, performance-based cash compensation was generally based on Smithfield’s consolidated results of operation. For an executive responsible for the Pork Group or an individual business unit within that group, performance-based cash compensation was generally based on the operating results of the Pork Group thus encouraging coordination of efforts among the individual business units in order to maximize the financial performance of the entire Pork Group. Occasionally an executive responsible for an individual business unit could receive performance-based cash compensation based on the operating results or other performance measure of that unit, particularly if that unit operates more or less independently of other units.

2013 Say-on-Pay Result

Due to the Merger, we did not hold an annual shareholders meeting last year and thus did not conduct a “say-on-pay” vote with respect to our fiscal 2013 executive compensation program.

Determining Executive Compensation

Prior to the Merger, the Committee was responsible for developing and administering the compensation program for executive officers and other key employees. The Committee could delegate some or all of its responsibilities to one or more subcommittees whenever necessary to comply with any statutory or regulatory requirements or otherwise deemed appropriate by the Committee. The Committee had the authority to retain consultants and other advisors to assist the Committee with its duties and had sole authority to approve the fees and other retention terms of such consultants and advisors. The CEO made recommendations to the Committee regarding the salaries, cash incentive award arrangements, option grants and other forms of equity incentive awards, if any, for key employees, including all executive officers. For executive officers whose cash incentive awards were based partly on individual performance, the CEO’s evaluation of such performance was provided to and reviewed by the Committee. To assist the Committee in carrying out its responsibilities, the Committee utilized independent compensation consultants. The Committee also annually reviewed executive pay tallies for our executive officers detailing the amount of each element of total compensation and accumulated equity holdings. Based on the foregoing, the Committee used its judgment in making compensation decisions that would best carry out our philosophy and objectives for executive compensation.

Elements of Compensation

We had three elements of total direct compensation: salary, annual cash incentives and long-term equity-based incentives (options, PSUs and matching RSUs).

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

The Committee’s application of this policy over the last three years is summarized below:

•

For fiscal 2012 and 2013, the Committee approved aggregate increases of 25% and 5% in Mr. Manly’s and Mr. Sebring’s salaries, respectively, in recognition of increased managerial responsibilities. None of the other named executives received an increase in salary for fiscal 2012 or 2013.

•	For fiscal 2013T, none of the named executives received an increase in salary.

Cash Incentive Awards

We provided performance-based annual cash incentive opportunities to our executives under our shareholder-approved incentive plan. The awards used performance criteria that sought to ensure a direct link between the executives’ performance and the amount of incentive compensation earned as well as encourage coordination of efforts among business units within the same operating segment. Awards generally used a formula based on pre-tax, pre-incentive payment profits, either company-wide or for a particular operating segment depending on the executive’s scope of responsibility. Occasionally an executive responsible for an individual business unit could receive a cash incentive award based on the operating results or other performance measure of that unit, particularly if that unit operates more or less independently of other units. At the beginning of the year, the Committee received management’s recommendations on the performance criteria and cash incentive award formulas for the year. In evaluating these recommendations, the Committee considered the performance of the Company and the respective segments and business units in recent years.

Historically, the Committee imposed minimum performance thresholds on annual incentive awards. Given the effect of the record profitability of the Company in fiscal 2011 on the size of the cash incentive payouts and a determination on the part of the Committee to rebalance the mix of cash and equity components of the executives’ compensation, the annual cash incentive awards for certain executive officers, including the CEO, were modified beginning in fiscal 2012 to reduce the award amounts at higher levels of pre-tax profit, eliminate the thresholds and cap the total potential payouts. For example, the cash incentive awards for fiscal 2012, 2013 and 2013T for Mr. Pope were equal to 1% of consolidated pre-tax profits subject to a cap of $8 million.

Fiscal 2012 was the second best year in our history in terms of pre-tax profits on a consolidated basis and for the Pork Group, which were the primary metrics used in the performance goals for the named executives’ annual incentive awards. This is reflected in the relative sizes of the annual incentive awards for that year compared to fiscal 2013 and 2013T in which less favorable results in the hog production segment significantly reduced the Company’s consolidated pre-tax profits.

Individual Performance Bonuses and Additional Cash Awards

Certain of our executive officers, including Messrs. Sullivan and Thamodaran, have traditionally been considered for annual discretionary cash bonuses based on individual performance instead of annual cash incentive awards made under the 2008 Plan. We also have sometimes paid additional cash awards to executive officers in amounts determined appropriate to reward elements of performance that were not reflected in the annual cash incentive awards or the individual performance bonuses.

The annual individual performance bonus for Mr. Thamodaran in fiscal 2013T was approximately two-thirds the size of his fiscal 2013 bonus, reflecting the fact that fiscal 2013T contained only eight months. In addition to receiving an annual individual performance bonus in fiscal 2013T, Mr. Sullivan received a cash award partly in recognition of his efforts in connection with the Merger and partly reflecting his promotion to chief financial officer. In fiscal 2013T, Messrs. Pope and Manly received cash awards in recognition of their efforts in connection with the consummation of the Merger. Mr. Sebring received a cash award in fiscal 2013T in recognition of his efforts in successfully negotiating a licensing and supply agreement between one of the Company’s subsidiaries, John Morrell & Co., and Nathan’s Famous, Inc.

Equity Incentive Awards

General. We have provided long-term incentive compensation in the form of performance share units and (prior to fiscal 2013T) stock options. These equity awards were intended serve as an effective motivational tool by aligning the executive’s economic interests with those of our shareholders. The ultimate value, if any, of stock options was dependent on increases in the market price of our common stock which encouraged longer-term, more strategic decision-making. Performance share unit awards provided similar motivation for our executives and the performance conditions under such awards assured a close correlation between Company performance and the value realized by the executives. Because all of our stock option awards were many of our performance share unit awards are granted with time-based vesting, these programs also promoted long-term tenure. No stock options were awarded to named executives in fiscal 2013T.

Committee Considerations. Our CEO recommended to the Committee the recipients and sizes of performance share unit awards for fiscal 2013T. In evaluating these recommendations and making its determinations, the Committee considered a number of factors, including:

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

PSU Awards. For Messrs. Pope and Manly, the 2013T PSU awards were subject to performance conditions based on the Company’s stock price performance compared to an industry peer group of 18 companies over a three-year period. The peer group was selected with the assistance of the Committee’s compensation consultants and consisted of Campbell Soup Company, Chiquita Brands International, Inc., ConAgra Foods, Inc., Dean Foods, Inc., General Mills, Inc., H. J. Heinz Company, Hershey Foods Corp., Hormel Foods Corporation, J. M. Smucker Company, Inc., Kellogg Company, Kraft Foods, Inc., McCormick & Company, Inc., Pilgrim’s Pride Corporation, Sanderson Farms, Inc., Sara Lee Corporation (Hillshire Brands Company), Seaboard Corporation, Seneca Foods Corporation, and Tyson Foods Inc.

The performance share unit awards for executives in the Pork Group were subject to performance conditions keyed to unit volume growth of the Pork Group’s packaged meats business combined with a consolidated pre-tax profits condition. The Committee believed that the incentives created by the volume growth performance condition better aligned the Pork Group executives’ interests with the Company’s operational goals for this segment of our business.

The foregoing awards are described in greater detail below. All 2013T PSU awards become vested at target levels and were paid out in connection with the Merger.

RSU Awards. Prior to the Merger, pursuant to the management stock purchase program under the 2008 Plan, executives could voluntarily elect to defer up to 25% of the payouts under their annual cash incentive awards and receive restricted stock units (RSUs) in exchange. The RSUs were generally payable in shares of common stock on a date, which could not be less than three years from the date of deferral, as specified by the executive. The Company provided a 100% match of the executive’s deferral in the form of RSUs that would vest on the third anniversary of the date of deferral and were payable in shares of common stock. No RSUs were granted under this program after the Merger.

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

Our retirement plans are intended to provide an appropriate level of replacement income upon retirement. All salaried employees participating in one of the qualified pension plans and earning more than $255,000 are eligible to participate in the non-tax qualified supplemental pension plan. The supplemental pension plan allows us to provide pension benefits comparable to those that would be available under the Smithfield Foods Salaried Pension Plan (one of the tax-qualified plans) if the federal income tax laws did not include limits on covered compensation and benefits. Therefore, the supplemental pension plan allows all participating salaried employees to receive a pension benefit that is approximately the same percentage of their earnings, except that the amount of compensation in any year that can be used in calculating benefits is capped at $5 million. The supplemental benefit plan uses the same benefit formulas as the Smithfield Foods Salaried Pension Plan and uses the same types of compensation to determine benefit amounts. We do not utilize a more favorable pension benefit formula for management than for other salaried employees. In accordance with the supplemental plan’s terms, as a result of the Merger, participants in the supplemental plan commenced receipt of their vested, accrued supplemental plan benefits as of the Merger closing date, and continue to accrue benefits under the supplemental plan with respect to their future service after the Merger. Their future benefits under the supplemental plan, if any, will be reduced by their Merger-related payouts so that there is no duplication of benefits. For more information about our pension plans, please refer to the Pension Benefits table and related discussion below.

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

We have established a matching contribution program through the Smithfield-Luter Foundation, a charitable foundation affiliated and funded by us, pursuant to which the foundation will match the contributions by certain of our employees, including all of the executive officers, to qualified, tax-exempt non-profit organizations up to $2,500 annually per employee. In addition, at the time our CEO was appointed to the office of chief executive officer, the Committee authorized a match for additional charitable contributions made by him of up to $100,000 per year, subject to an aggregate limit of $500,000. The Company provided matches aggregating $100,000 in fiscal 2013T for charitable contributions made by our CEO, as disclosed in the note to column (i) to the Summary Compensation Table below. We believe these charitable contributions are an important corporate activity which helps promote a charitable spirit in our employees and furthers our connection with the communities in which we do business.

Change in Control Severance Plan. In fiscal 2011, the Board of Directors adopted the Smithfield Foods, Inc. Change in Control Executive Severance Plan (the “Severance Plan”). The Severance Plan provides the executives with certain cash payments and other benefits in the event their employment is terminated, or they resign for good reason, during a potential change in control or within two years following a change in control. The Board of Directors believed that the Severance Plan would help to retain qualified employees, and allow key management to focus on the Company’s business during periods of an actual or potential change in control by providing them with a level of economic security in the event of a termination of their employment. In connection with the execution and delivery of the Merger Agreement, on May 28, 2013, the Severance Plan was amended only as it would apply to the Merger and only as it would apply to our CEO and the five officers who report directly to our CEO (collectively, the “Senior Executives”), to remove certain conditions that would have otherwise allowed the executives to terminate their employment for “good reason” under the Severance Plan as a result of the Merger. The Merger constituted a change in control for purposes of the Severance Plan, meaning that if any of our participating executives (including our named executive officers) experiences a qualifying termination of employment under the Severance Plan (as amended) within the two year period following the Merger, they will be eligible for severance benefits under the plan. A more detailed description of the Severance Plan, the amendment thereto and the benefits payable thereunder is provided below.

Other Compensation Policies and Practices

Timing of Awards. Prior to the Merger, it was the Committee’s policy to grant stock options within a prescribed “window period” following our release of year-end financial results. This window period generally ran from the third until the 12th business day following the release. Exceptions to this policy could be made in connection with a new hire or a change in an existing officer’s title or duties or when the regular window period is closed.

Prohibition on Repricing. Our 2008 Stock Incentive Plan (“2008 Plan”) expressly prohibited any action that would (i) lower the exercise price of a stock option, whether by amendment, cancellation or otherwise, after the award is made or (ii) otherwise be treated as a repricing under generally accepted accounting principles without the prior approval of our shareholders.

Clawback Policy. In fiscal 2011, the Board of Directors adopted a new policy addressing the potential recovery of incentive compensation in the event of a material restatement of the Company’s financial results. This policy applied to all of the Company’s executive officers, plus its principal accounting officer (“Senior Executives”). Under this policy, the Company may seek to recover incentive compensation previously awarded to a Senior Executive, to the extent that the incentive compensation was based on performance during fiscal periods materially affected by a material restatement of the Company’s financial results. The Board must first determine that the Senior Executive engaged in fraud or willful misconduct that caused or otherwise contributed to the need for the restatement. This policy does not limit the legal remedies the Company may seek against any employee for fraudulent or illegal conduct. The policy was not adopted in response to any particular concerns nor has the Company ever had to restate its financial results.

Management Stock Ownership Guidelines. The Committee believed it was important for senior management to build and maintain a long-term ownership position in the Company, to further align their financial interests with those of our stockholders and thereby encourage the creation of long-term value. Therefore, in fiscal 2010, the Committee established stock ownership guidelines for all members of management at the level of vice president and above. Covered officers were required to meet these ownership guidelines by the later of January 1, 2015 or five years after the commencement of employment for a newly-hired officer. Under the guidelines, the target value of shares to be held was established as a multiple of annual base salary, which varies by officer level, as set forth below:

President and CEO	4 times base salary
Pork Group President and Chief Operating Officer	3 times base salary
Executive Vice Presidents, Senior Vice Presidents and Vice Presidents	2 times base salary
Independent Operating Company Presidents	2 times base salary

As a result of the Merger, Company executives are no longer required to hold shares of our common stock.

Management Stock Purchase Program. To assist management in meeting the stock ownership guidelines, the Committee recommended, and the Board of Directors approved, a management stock purchase program under the 2008 Plan pursuant to which, prior to the Merger, officers could voluntarily elect to defer up to 25% of the payouts under their annual cash incentive awards and receive restricted stock units in exchange and the Company would provide a 100% match of the officer’s deferral. Restricted stock units awarded as a match of the deferrals were subject to three-year cliff vesting and would be forfeited if the officer voluntarily terminates employment before vesting. The treatment of the deferral and matching restricted stock units in the Merger is discussed below. This program was discontinued as a result of the Merger.

Role of Compensation Consultants. Prior to the Merger the Committee directly engaged and regularly consulted with independent consultants for advice on executive compensation matters. The Committee’s primary consultant was Pay Governance, Inc. The Committee also utilized Towers Watson & Co. from time to time. The consultants provided advice regarding the Company’s executive compensation strategy and programs, including the compensation of the CEO and other executive officers; general compensation program design; the impact of regulatory, tax and legislative changes on our compensation program; the compensation practices of competitors and executive compensation trends. From time to time the consultants were also engaged to perform specific market comparisons of the Company’s executive compensation program, or aspects thereof, to those of comparable companies. Consistent with their roles as independent consultants to the Committee, the consultants provided no other services to the Company. The consultants could work directly with management on behalf of the Committee, but such work was always performed under the control and supervision of the Committee. The Committee regularly met with the consultants in executive session without management.

Impact of the Merger

In anticipation of the Merger, the Company made certain adjustments to its executive compensation program for fiscal 2013T. These adjustments include (i) the making of no new stock option awards, (ii) a general reduction in the size of PSU awards, (iii) the modification of the change in control provisions of the fiscal 2013T PSU awards so that vesting of the new awards would occur at the target, rather than the maximum, amount of shares upon the closing of the Merger, and (iv) an amendment to the Severance Plan only as it would apply to the Merger and only as it would apply to our CEO and the Senior Executives, as more fully described below. In addition, in connection with the negotiation of the Merger Agreement, WH Group had requested that a retention program be established in connection with the Merger to aid in the retention of certain of the Company’s officers and other key employees. In response to this request, on May 28, 2013, the Company’s board of directors and the Compensation Committee approved a retention bonus program (the “Retention Bonus Program”) for certain of the Company’s officers, including the named executives, and other key employees. The Retention Bonus Program is more fully described below.

Upon completion of the Merger, all then-outstanding stock-based compensation awards, whether vested or unvested, were converted into the right to receive the merger consideration of $34.00 per share, less the exercise price of such awards, if any. The restricted stock units awarded as a match of the executive’s deferral of a portion of his annual cash incentive award, while converted to cash awards of $34.00 per share, remain subject to the three-year vesting condition of the original awards. The treatment of the Company’s then-outstanding stock based compensation awards in the Merger is more fully described below.

Post-Merger Compensation Practices and Decisions

As a result of the Merger, the Company became a privately-held company and a wholly-owned subsidiary of WH Group. As the new Board of Directors has not designated a compensation committee, the full Board of Directors is responsible post-Merger for all functions typically performed by a compensation committee.

Under the terms of the Merger Agreement, for a period of one year following the Merger, the Company’s employees, including the executive officers, who remain actively employed are to receive annual salary or wages, as applicable, cash bonus opportunities, equity-based awards (or the cash equivalent thereof), and severance, welfare and retirement benefits that are no less favorable than, or in certain cases substantially comparable, to those provided prior to the Merger.

On January 21, 2014, the Board of Directors of WH Group adopted the Pre-IPO Share Option Scheme pursuant to which a one-time award of options to acquire shares of WH Group was granted to key persons including each of the named executives. These options are conditioned on the successful completion of an initial public offering by WH Group on The Stock Exchange of Hong Kong Limited.

In fiscal 2014, all of the executive officers will participate in the performance based annual cash incentive program under the 2008 Plan.

Summary Compensation Table

The following table includes information concerning compensation paid to or earned by our “Named Executive Officers” listed in the table for the Transition Period and the fiscal years ended April 28, 2013 and April 29, 2012.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
C. Larry Pope	2013T	733,333	277,194	4,252,300	—	2,446,882	—	4,304,794	12,014,503
President and CEO	2013	1,100,000	—	4,420,000	—	2,724,076	2,201,377	332,937	10,778,390
	2012	1,100,000	—	6,128,000	936,000	4,707,032	3,314,395	332,368	16,517,795

Robert W. Manly, IV	2013T	500,000	138,597	2,126,150	—	1,223,441	1,591,200	3,354,541	8,933,929
EVP and Chief Synergy Officer, COO, Murphy- Brown(1)	2013	750,000	—	2,210,000	—	1,362,038	4,323,221	50,997	8,696,256
	2012	700,000	—	3,556,750	468,000	2,353,516	4,242,027	38,318	11,358,611

Kenneth M. Sullivan	2013T	333,333	833,333	981,300	—	—	207,259	180,250	2,535,475
Chief Financial Officer(1)

George H. Richter	2013T	533,333	—	613,313	—	1,589,940	—	1,555,506	4,292,092
President and COO, Pork Group	2013	800,000	—	576,900	—	3,225,455	1,387,062	68,367	6,057,784
	2012	800,000	—	2,083,112	374,400	3,342,159	1,519,305	63,866	8,182,842

Joseph B. Sebring	2013T	490,000	125,000	294,390	—	794,970	—	1,938,109	3,642,469
President of John Morrell	2013	735,000	250,000	1,075,864	—	1,219,021	648,418	80,598	4,008,901
	2012	719,519	—	1,041,556	234,000	1,121,080	1,993,937	176,361	5,286,453

Dhamu Thamodaran	2013T	400,000	1,166,667	327,100	—	—	719,790	1,372,146	3,985,703
EVP and Chief Commodity Hedging Officer	2013	600,000	1,322,781	1,185,938	—	—	1,354,000	37,810	4,500,530
	2012	600,000	1,205,800	994,100	187,200	—	920,211	41,349	3,948,660

(1)	Prior to October 3, 2013, Mr. Manly served as the Company’s Chief Financial Officer. Since October 3, 2013, Mr. Sullivan has served as the Company’s Chief Financial Officer.

Stock Awards (Column (e)) and Option Awards (Column (f))

Represents the aggregate grant date fair value of the awards made with respect to each fiscal year as computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual values that may be recognized by each Named Executive Officer nor the amounts that may have been received by the Named Executive Officer upon the conversion of such awards to cash as a result of the Merger. The assumptions used in determining the grant date fair values of the stock and option awards are set forth in “Note 11: Equity” to our Consolidated Financial Statements, included in the Original Filing. For each Named Executive Officer, the amounts in column (e) for fiscal 2013T represent the grant date fair value for performance share units granted on June 11, 2013. Assuming the highest performance conditions for these performance share unit grants had been achieved, the maximum grant date fair value for these awards for Messrs. Pope, Manly, Sullivan, Richter, Sebring and Thamodaran would have been $8,504,600, $4,252,300, $1,962,600, $1,022,188, $490,650 and $654,200, respectively. The June 2013 performance share unit awards vested at their target levels upon the closing of the Merger. See “Discussion for Summary Compensation Table and Grants of Plan-Based Awards: Equity Incentive Awards” below for further information on the fiscal 2013T awards.

Non-Equity Incentive Plan Compensation (Column (g))

Represents cash incentive payouts pursuant to awards made under the performance award component of the 2008 Plan, excluding the portion, if any, the executive elected to defer pursuant to the management stock purchase program under the 2008 Plan. Under the program, prior to fiscal 2013T, executives could elect to defer up to 25% of their annual cash incentive award into restricted stock units. These RSUs entitled the executive to receive an equal number of shares of common stock at the date elected by the executive (generally either the executive’s separation from service or a date not less than three years following issuance of the RSUs).

Change in Pension Value and Nonqualified Deferred Compensation Earnings (Column (h))

Represents the aggregate increase in the actuarial present value of the Named Executive Officer’s accumulated benefits under our tax-qualified pension plans and non-tax-qualified supplemental pension plan accrued during fiscal 2013T, fiscal 2013 and fiscal 2012. The change in the present value of the accrued pension benefits is impacted by variables such as additional years of service, age, changes in plan provisions, changes in compensation, the discount rate used in the present value calculation and distributions during the fiscal year. On September 26, 2013 (the Merger closing date), the actuarial present value of each named executive’s vested, accrued benefit under the non-qualified supplemental pension plan as of such date became payable in five annual installments, as previously elected by the named executives. The present value was calculated using the IRS-mandated lump-sum interest rates in effect as of the closing date, which (for all named executives other than Mr. Sullivan) were lower than the FAS discount rate used to calculate the present value of each named executive’s accrued benefit as of the previous fiscal year end. As a result, each named executive (other than Mr. Sullivan) experienced an increase in the present value of their accrued benefit when their benefit payouts were calculated as of the Merger closing date, and Mr. Sullivan experienced a decrease. Changes in the present value of the pension benefits are not the result of any changes in how our executives’ retirement benefits are determined under the terms of the pension plans. The table below shows the impact of those variables on the present value of the Named Executive Officers’ pension benefits:

	Pope ($)	Manly ($)	Sullivan ($)	Richter ($)	Sebring ($)	Thamodaran ($)
2013 Present Value	18,945,989	11,630,794	562,677	7,928,228	9,055,678	5,073,522
Change due to:
• Final average pay increase	860,710	4,107,154	371,820	—	—	1,855,606
• Additional year of service	592,132	443,309	56,268	779,996	476,626	230,698
• Year-end discount rate change	(116,127)	(60,543)	(53,301)	(106,819)	(53,301)	(80,086)
• Change due to lump-sum interest rate used to calculate SERP benefit payouts	552,853	431,037	(33,267)	421,431	449,697	42,427
• SERP distribution	(4,148,434)	(3,329,756)	(148,898)	(1,514,785)	(1,898,489)	(1,328,855)

Net Change	(2,258,866)	1,591,200	207,259	(420,178)	(1,025,467)	719,790

2013T Present Value	16,687,123	13,221,994	769,937	7,508,050	8,030,211	5,793,312

The methodology used in calculating the present value of the pension benefits, including the underlying assumptions, is described or referenced under “Pension Benefits: Discussion of Retirement Plans” below. Negative values are reported as $0 in the Summary Compensation Table. There were no above-market earnings on any nonqualified deferred compensation plan benefits during 2013T.

All Other Compensation (Column (i))

For 2013T, includes partial distributions of benefits under the Company’s pension plans as follows: Mr. Pope — $4,148,434; Mr. Manly — $3,329,756; Mr. Sullivan — $148,898; Mr. Richter — $1,514,785; Mr. Sebring — $1,898,489; and Mr. Thamodaran — $1,328,855.

Also includes our incremental cost, as shown in the following table, of perquisites provided to the Named Executive Officers during fiscal 2013T, consisting of: the personal use of Company aircraft, spousal travel expenses, personal use of a car leased by us, including all operating and maintenance costs, excess life and other insurance benefits, charitable contribution match, and country club and social club memberships.

Name	Company Aircraft ($)	Spousal Travel Expenses ($)	Company- Leased Automobile ($)	Excess Life and Other Insurance Benefits ($)	Charitable Contribution Match ($)	Club Memberships ($)
C. Larry Pope	10,013	15,506	29,233	1,608	100,000	—
Robert W. Manly, IV	—	—	21,633	2,467	200	—
Kenneth M. Sullivan	—	1,050	25,929	554	2,500	—
George H. Richter	9,728	—	24,530	6,344	—	119
Joseph B. Sebring	—	1,167	33,128	4,748	—	—
Dhamu Thamodaran	—	19,395	20,880	1,608	—	—

The value of perquisites is based on the estimated incremental cost to us, as follows:

•	for personal use of Company aircraft, the direct cost per flight hour as calculated from our records for Company-owned aircraft or as billed by third parties for chartered aircraft,

•	for spousal travel expenses, the incremental and direct costs, such as the fare cost for commercial flights,

•	for Company-leased automobiles, 100% of the lease cost, repairs, maintenance and fees,

•

for excess life insurance (i.e., having a face amount of coverage in excess of $50,000), the amount of premiums paid by us, on behalf of the executive, during the fiscal year for such excess coverage, and

•	for club memberships, the cost of such memberships.

Also includes for fiscal 2013T Company matches under our 401(k) plan as follows: Mr. Manly — $485; Mr. Sullivan — $1,319; Mr. Sebring — $577 and Mr. Thamodaran — $1,408.

Grants of Plan-Based Awards

The following table includes grants of plan-based awards to our Named Executive Officers for the Transition Period.

Name (a)	Grant date (b)	Approval date (c)	Estimated possible payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other option awards: number of securities underlying options (#) (j)	Exercise or base price of option awards ($/sh) (k)	Grant date fair value of stock and option awards ($) (l)
			Threshold ($) (d)	Target ($) (e)	Maximum ($) (f)	Threshold (#) (g)	Target (#) (h)	Maximum (#) (i))
C. Larry Pope
Incentive Plan Bonus	—	—	N/A	2,446,882	8,000,000	—	—	—	—	—	—
PSUs	6/11/13	6/11/13	—	—	—	65,000	130,000	260,000	—	—	4,252,300
Robert W. Manly, IV
Incentive Plan Bonus	—	—	N/A	1,223,441	4,000,000	—	—	—	—	—	—
PSUs	6/11/13	6/11/13	—	—	—	32,500	65,000	130,000	—	—	2,126,150
Kenneth M. Sullivan
Incentive Plan Bonus	—	—	N/A	N/A	N/A	—	—	—	—	—	—
PSUs	6/11/13	6/11/13	—	—	—	15,000	30,000	60,000	—	—	981,300
George H. Richter
Incentive Plan Bonus	—	—	N/A	1,589,940	4,000,000	—	—	—	—	—	—
PSUs	6/11/13	6/11/13	—	—	—	18,750	25,000	31,250	—	—	613,313
Joseph B. Sebring
Incentive Plan Bonus	—	—	N/A	794,970	2,940,000	—	—	—	—	—	—
PSUs	6/11/13	6/11/13	—	—	—	9,000	12,000	15,000	—	—	294,390
Dhamu Thamodaran
Incentive Plan Bonus	—	—	N/A	N/A	N/A	—	—	—	—	—	—
PSUs	6/11/13	6/11/13	—	—	—	5,000	10,000	20,000	—	—	327,100

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (Columns (d), (e) and (f))

The target amount represents actual cash incentives for fiscal 2013T paid pursuant to awards made under the performance grant component of the 2008 Plan. The payout amounts shown above are also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Discussion for Summary Compensation Table and Grants of Plan-Based Awards: Performance-Based Annual Cash Incentives” below for a more detailed discussion of the performance criteria.

Estimated Future Payouts Under Equity Incentive Plan Awards (Columns (g), (h), (i) and (l)) (PSUs)

All PSUs for fiscal 2013T were granted pursuant to the 2008 Plan. Each performance share unit represented a contingent right to receive one share of common stock subject to performance-based vesting conditions. The performance share units would also vest upon the occurrence of certain “qualifying change of control” events (as defined in the 2008 Plan), which includes the Merger. As a result, all performance share units awarded in fiscal 2013T vested at the target amounts upon the closing of the Merger. See “Discussion for Summary Compensation Table and Grants of Plan-Based Awards: Equity Incentive Awards” below for a detailed discussion of the performance criteria.

The grant date fair value of these awards reflects the full accounting expense, as of the grant date, that would be recognized by us over the course of multiple years (assuming the performance conditions are met) and does not necessarily represent the value that was realized by the Named Executive Officer upon vesting. These grant date values are also included in column (e) of the Summary Compensation Table above.

All Other Option Awards (Columns (j), (k) and (l))

No stock options were granted for fiscal 2013T to the Named Executive Officers.

Discussion for Summary Compensation Table and Grants of Plan-Based Awards

Performance-Based Annual Cash Incentives

For certain of our executive officers, including Messrs. Pope, Manly, Richter and Sebring, annual cash incentives may be earned under awards made pursuant to the performance award component of the 2008 Plan. The annual awards utilize formulas set by the Compensation Committee at the beginning of the fiscal year, generally based on pre-tax profits of the Company or a particular segment or business unit, depending upon the scope of the executive’s duties. Pre-tax profits are generally defined as net income before deduction for income taxes. Company pre-tax profits exclude costs related to the Merger, officers’ bonuses and the income tax expense (benefit) of equity method investments. Pork Group pre-tax profits exclude certain Pork Group costs related to the Merger. Because these awards are based on objective performance criteria measured over a specified period, any incentives earned pursuant to the awards and paid in cash appear in the “non-equity incentive plan” columns of the Grants of Plan-Based Awards Table (column (e)) and the Summary Compensation Table (column (g)). Any portion of the incentive that an executive has elected to defer under the management stock purchase program is paid in RSUs which are reflected in the “equity incentive plan awards” column of the Grants of Plan-Based Awards Table (column (h)) and the “Stock Awards” column of the Summary Compensation Table (column (e)). No such deferrals were permitted with respect to fiscal 2013T awards because of the Merger. For fiscal 2013T, the formulas used to calculate the annual performance-based cash incentive awards to the participating Named Executive Officers were as follows:

Name	Incentive Formula
Mr. Pope	• 1% of Company pre-tax profits, subject to a cap of $8 million.
Mr. Manly, IV	• 0.5% of Company pre-tax profits, subject to a cap of $4 million.
Mr. Richter	• 0.5% of the Pork Group pre-tax profits, subject to a cap of $4 million.
Mr. Sebring	• 0.25% of the Pork Group pre-tax profits, subject to a cap of $2.94 million.

For purposes of these awards, pre-tax profits for the Company and the Pork Group for fiscal 2013T were as follows:

Pre-Tax Profits
Company	$244,688,200
Pork Group	$317,988,000

Individual Performance Bonuses and Additional Cash Awards

Certain of our executive officers, including Messrs. Sullivan and Thamodaran, have traditionally been considered for annual discretionary cash bonuses based on individual performance instead of annual cash incentive awards made under the 2008 Plan. We also have sometimes paid additional cash awards to executive officers in amounts determined appropriate to reward elements of performance that were not reflected in the annual cash incentive awards or the individual performance bonuses.

The annual individual performance bonus for Mr. Thamodaran in fiscal 2013T was $1,116,667, which was approximately two-thirds the size of his fiscal 2013 bonus, reflecting the fact that fiscal 2013T contained only eight months. The annual individual performance bonus and cash award received by Mr. Sullivan in 2013T was $833,333, which reflected an increase over fiscal 2013 due partly to his efforts in connection with the Merger and partly to his promotion during fiscal 2013T to chief financial officer. In recognition of their efforts in connection with the consummation of the Merger, Messrs. Pope and Manly received cash awards of $277,194 and $138,597 in fiscal 2013T. Mr. Sebring received a cash award of $125,000 in fiscal 2013T in recognition of his efforts in successfully negotiating a licensing and supply agreement between one of the Company’s subsidiaries, John Morrell & Co., and Nathan’s Famous, Inc.

Equity Incentive Awards

No Named Executive Officer received a grant of options in fiscal 2013T.

All of the Named Executive Officers received an award of performance share units in fiscal 2013T under the 2008 Plan. Each performance share unit represented a contingent right to receive one share of common stock subject to performance-based vesting conditions. The performance share units would also vest upon the occurrence of certain “qualifying change of control” events, as defined in the 2008 Plan. As a result, all performance share units awarded in fiscal 2013T vested at the target amounts upon the closing of the Merger.

The PSUs granted to Messrs. Pope, Manly, Sullivan and Thamodaran had a payout based on the Company’s stock price performance within a specific peer group. Above the 90th percentile, the award would pay out at 200% of target. At the 25th percentile, the award would pay out at 50% of target. Below the 25th percentile, the award would pay nothing. Pay out of the awards would be interpolated for performance between the 25th and 90th percentile.

Under the PSUs granted to Messrs. Richter and Sebring, the actual number of shares earned was to be determined on the basis of the unit volume growth of the Pork Group’s packaged meats business in fiscal 2013T as compared to fiscal 2013. If the volume growth was less than 3%, no PSUs would be earned. If volume growth was at least 3% but less than 4%, the number of PSUs earned by Messrs. Richter and Sebring would be 18,750 and 9,000, respectively. If the volume growth was at least 4% but less than 5%, the number of PSUs earned by Messrs. Richter and Sebring would be 25,000 and 12,000, respectively. If volume growth was 5% or greater, the number of PSUs earned by Messrs. Richter and Sebring would be 31,250 and 15,000, respectively. In addition to the volume-based performance condition, none of these PSUs could be earned unless the Company earned at least $150 million of pre-tax profits in fiscal 2013T. If the performance targets were met, the PSUs would vest on the first anniversary of the grant date.

Components of Total Compensation

In fiscal 2013T, cash compensation (salary plus bonus plus non-equity incentive compensation) for the Named Executive Officers averaged approximately 33% of their total compensation (excluding retirement plan distributions). The principal components of non-cash compensation in fiscal 2013T were the aggregate grant date fair value of the equity incentive awards as computed in accordance with FASB ASC Topic 718 and, for some of the Named Executive Officers, increases in the actuarial present value of their benefits under our pension plans. Consistent with our policy that a substantial portion of a Named Executive Officer’s potential cash compensation be based on performance, performance-based cash incentive awards earned by executive officers in recent years have ranged from 0% to 90% of total cash compensation (excluding retirement plan distributions) depending on the performance of the Company or the relevant segment or business unit and the individual executive. As a percentage of total cash compensation (excluding retirement plan distributions), performance-based cash incentive awards for all Named Executive Officers averaged approximately 52% in fiscal 2013T.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding at the end of fiscal 2013T. Pursuant to the Merger Agreement, the equity awards outstanding at the time of the Merger were treated as follows:

•

Stock Options. All vested and unvested stock options were cancelled and the holder became entitled to receive a cash payment for each option equal to $34.00 per share minus the exercise price of the option.

•

Performance Share Units. All vested and unvested PSUs were cancelled and the holder became entitled to receive a cash payment equal to $34.00 for each share subject to the award. For purposes of unvested PSU awards granted prior to fiscal 2013T, the performance-based vesting conditions were treated as having been attained at the “maximum” level. For purposes of PSU awards granted during fiscal 2013T, the performance-based vesting conditions were treated as having been attained at the “target” level.

•

Restricted Stock Units. All vested RSUs were cancelled and the holder became entitled to receive a cash payment for each RSU equal to $34.00 per share subject to the award, payable at the time previously elected by the holder. All unvested RSUs (i.e., RSUs awarded as a match of the executive’s deferral of a portion of his annual cash incentive award) were cancelled and converted to cash awards of $34.00 per share subject to the award. Such cash amounts remain subject to the three-year vesting condition applicable to the original awards.

Option Exercises and Stock Vested

The following table includes information concerning option awards that were exercised by, and stock awards that vested for, our Named Executive Officers for fiscal 2013T. As previously discussed (see “Outstanding Equity Awards at Fiscal Year End” above), all outstanding stock options and unvested PSUs were cancelled at the time of the Merger and converted into the right to receive cash payments based on the merger consideration of $34.00 per share, less the exercise price of the award in the case of stock options.

All such awards are included in the table below with the cash payments received in the Merger from the cancellation and conversion of the awards shown as the values received on exercise or vesting, as the case may be, at the time of the Merger. This table does not include unvested RSUs, which were converted to cash but which did not become vested as a result of the Merger.

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting (1)($)
C. Larry Pope
Pre-Merger	—	—	141,000	4,573,600
At Merger	620,000	5,810,500	530,000	18,020,000

Total	620,000	5,810,500	671,000	22,593,600
Robert W. Manly, IV
Pre-Merger	—	—	68,500	2,227,600
At Merger	160,000	1,714,000	265,000	9,010,000

Total	160,000	1,714,000	333,500	11,237,600
Kenneth M. Sullivan
Pre-Merger	—	—	—	—
At Merger	84,500	1,142,805	30,000	1,020,000

Total	84,500	1,142,805	30,000	1,020,000
George H. Richter
Pre-Merger	—	—	50,000	1,608,000
At Merger	118,334	1,037,262	25,000	850,000

Total	118,334	1,037,262	75,000	2,458,000
Joseph B. Sebring
Pre-Merger	—	—	24,000	774,400
At Merger	43,334	558,762	12,000	408,000

Total	43,334	558,762	36,000	1,182,400
Dhamu Thamodaran
Pre-Merger	—	—	9,000	282,400
At Merger	108,000	1,132,020	40,000	1,360,000

Total	108,000	1,132,020	49,000	1,642,400

(1)	For stock awards vesting prior to the Merger, the value realized is calculated by multiplying the number of shares acquired on vesting and the market price of the securities upon vesting. The market price was based on the last sales price of our common stock on the date of vesting as reported by the NYSE.

Pension Benefits

(As of December 29, 2013)

Name	Plan Name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
C. Larry Pope	Smithfield Foods Pension Plan	33	927,000	0
	Supplemental Pension Plan	33	15,760,123	4,148,434
Robert W. Manly, IV	Smithfield Foods Pension Plan	18	572,072	0
	Supplemental Pension Plan	28	12,649,922	3,329,756
Kenneth M. Sullivan	Smithfield Foods Pension Plan	11	179,324	0
	Supplemental Pension Plan	11	590,613	148,898
George H. Richter	Farmland Foods Pension Plan	38	1,753,300	0
	Supplemental Pension Plan	10	5,754,750	1,514,785
Joseph B. Sebring	Smithfield Foods Pension Plan	20	817,750	0
	Supplemental Pension Plan	20	7,212,461	1,898,489
Dhamu Thamodaran	Smithfield Foods Pension Plan	23	642,023	0
	Supplemental Pension Plan	23	5,151,289	1,328,855

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

As a result of the Merger, each Named Executive Officer’s vested, accrued benefit under the Supplemental Plan as of the Merger closing date became payable in five annual installments, as previously elected by such executive. Each Named Executive Officer continues to accrue benefits under the Supplemental Plan for service after the Merger date, which will be distributable on the executive’s future benefit commencement date under the plan.

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

Nonqualified Deferred Compensation

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY(1) ($)	Aggregate withdrawals/ Distributions ($)	Aggregate balance at last FYE(2) ($)
C. Larry Pope	—	—	726,638	1,712,138	—
Robert W. Manly, IV	—	—	726,604	856,052	856,052
Kenneth M. Sullivan	—	—	192,416	341,496	341,496
George H. Richter	—	—	1,080,927	254,694	2,292,246
Joseph B. Sebring	—	—	570,443	738,897	1,351,968
Dhamu Thamodaran	—	—	612,247	1,127,542	1,127,542

(1)	Represents the increase in value of the RSUs received by the executive in lieu of the portion of the executive’s annual cash incentive awards which the executive previously elected to defer pursuant to the management stock purchase program under the 2008 Plan (the “deferral RSUs”) and the RSUs received by the executive as a match of those deferrals (the “match RSUs”). All such RSUs were converted to cash as a result of the Merger. This increase in value is not reported as compensation in the Summary Compensation Table.
(2)	Represents the aggregate cash balance at December 29, 2013 attributable to the vested and unvested RSUs that were converted to cash as a result of the Merger and which were not previously distributed to the named executives. A portion of these balances and the distributions made during the last fiscal year has previously been included in column (e) of the Summary Compensation Table (Stock Awards) in the year in which the RSUs were granted (fiscal 2012 and fiscal 2013). The aggregate amounts so included in the Summary Compensation Table for prior years were: Mr. Pope — $985,500; Mr. Manly — $985,500; Mr. Sullivan — $0; Mr. Richter — $1,466,013; Mr. Sebring — $1,520,421 and Mr. Thamodaran — $1,642,838.

Discussion of Nonqualified Deferred Compensation

Prior to fiscal 2013T, under the management stock purchase program (ESPP), executives could voluntarily elect to defer up to 25% of the payouts under their annual cash incentive awards and receive fully vested RSUs in exchange. These deferral RSUs were generally payable on a date, which could not be less than three years from the date of deferral, specified by the executive and were payable in shares of common stock, subject to earlier payment upon certain intervening events (such as a change of control). Deferral RSUs were matched under the ESPP with an equivalent number of unvested RSUs subject to a three-year vesting schedule. In connection with the Merger, both the deferral RSUs and the match RSUs were cancelled and converted into the right to receive cash payments equal to $34.00 per share. Most of the named executives received a distribution of the cash amounts attributable to their deferral RSUs on the Merger closing date, in accordance with their prior elections; Messrs. Richter and Sebring, however, received only a portion of the cash amounts attributable to their deferral RSUs. The cash amounts attributable to the match RSUs were not distributed upon the Merger and remain subject to the same three-year vesting condition to which the match RSUs were originally subject. The “aggregate balance at FYE” column in the table above shows, for each named executive, the aggregate cash balance at December 29, 2013 attributable to the executive’s converted match RSUs, plus (for Messrs. Richter and Sebring) the remaining undistributed cash balance attributable to their converted deferral RSUs as of the same date.

Potential Payments Upon Change in Control

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

•

full vesting of the deferred cash awards into which the participant’s matching restricted stock units were converted as a result of the Merger, with payment of such amounts being made on the payment dates set forth in the original award agreements; and

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

The term “good reason” (as amended as described below) means:

•	a material diminution in the duties or responsibilities of the participant or of the person to whom the participant reports;

•	a material reduction in the participant’s annual base salary or annual target bonus opportunity; or

•	a change in the location of the participant’s principal place of employment of more than 50 miles.

On May 28, 2013, the Severance Plan was amended only as it would apply to the Merger and only as it would apply to Mr. Pope and the Senior Executives (including Messrs. Manly, Richter and Thamodaran). The amendment modified the pre-existing definition of “good reason” by eliminating the Senior Executives’ right to resign with good reason because they will no longer report to a public company chief executive officer and Mr. Pope’s right to resign with good reason because he ceases to be the chief executive officer of a public company. The definition of “good reason” was further amended to provide that, with respect to Mr. Pope and the Senior Executives, the fact that they will no longer hold duties that are specific to their positions at a public company will not constitute good reason.

The consummation of the Merger constituted a “change in control” for purposes of the Severance Plan. Thus, a participant will be entitled to benefits under the plan if, within two years, the participant’s employment is terminated by the Company other than for “cause”, death or disability or the participant resigns for “good reason”.

Retention Bonus Program

In connection with the negotiation of the Merger Agreement, WH Group had requested that a retention program be established in connection with the Merger to aid in the retention of certain of the Company’s officers and other key employees. In response to this request, on May 28, 2013, the Company’s former board of directors and its compensation committee approved the Retention Bonus Program for certain of the Company’s officers, including the named executives, and other key employees. The retention bonuses will be paid in installments following the closing of the Merger so long as the executive officers remain employed with the Company or any affiliate through the relevant payment dates (subject to certain exceptions), as detailed below.

For our CEO and the Senior Executives (which include Messrs. Manly, Richter and Thamodaran), the retention payments will be paid in four installments. One-quarter of the retention bonus will be paid six months following the closing of the Merger and an additional one-quarter will be paid on each of the 1st, 2nd and 3rd anniversaries of the closing of the Merger, each payment of which is contingent upon continued employment with the Company or any affiliate. The amounts of the retention bonuses were originally set for our CEO and the Senior Executives (including Messrs. Manly, Richter and Thamodaran) when the Retention Bonus Program was adopted as follows: Mr. Pope — $8,300,000; Mr. Manly — $3,800,000; Mr. Richter — $4,500,000; and Mr. Thamodaran — $2,400,000.

On September 25, 2013, the Company amended the Retention Bonus Program to reduce the amount of the potential retention bonus payments for certain executive officers, including Messrs. Pope and Manly, whose potential retention bonus payments were reduced to $3,300,000 and $1,300,000, respectively. Also on September 25, 2013, the Company entered into noncompetition agreements with the same executive officers, under the terms of which each officer has agreed to refrain from competing against the Company and its affiliates, and from soliciting the Company’s and its affiliates’ customers, suppliers and employees, in each case for a period of three years following the date of the Merger in exchange for potential cash payments (totaling $5,000,000 and $2,500,000 for Messrs. Pope and Manly, respectively). The noncompetition payments will be paid in four installments: one-quarter on the date which is six months following the Merger and an additional one-quarter on each of the 1st, 2nd and 3rd anniversaries of the Merger, whether or not the executive remains employed with the Company, so long as the executive abides by the terms of the noncompetition and non-solicitation covenants in the agreement.

A total of approximately 50 other officers, including Messrs. Sullivan and Sebring, and key employees of the Company subsequently became entitled to receive retention bonuses in connection with the Merger. The aggregate amount of the potential retention bonuses for Messrs. Sullivan and Sebring are $2,000,000 and $1,500,000, respectively. For these other officers and key employees, the retention bonuses will be paid in three installments. One-third will be paid on each of the 1st, 2nd and 3rd anniversaries of the closing of the Merger, each payment of which is contingent on continued employment with the Company or any affiliate.

A participant in the Retention Bonus Program must be employed by the Company or any affiliate on a payment date in order to receive the corresponding retention bonus installment, unless the participant’s employment is terminated (i) by the Company without “cause” (as defined in the Severance Plan), (ii) by the participant for “good reason” after the closing of the Merger (“good reason” is as defined in the Severance Plan, as amended as described above to the extent the participant is our CEO or a Senior Executive), or (iii) due to the participant’s death or “disability” (as defined in the Severance Plan). If the participant’s employment is terminated under one of the foregoing circumstances prior to any remaining payment dates(s), full payment of the remaining bonus will be made at the time of the termination of employment.

Retention bonuses are subject to reduction to avoid any excise taxes imposed by Section 4999 of the IRC, but only if such reduction results in a higher after-tax payment to the participant.

Potential Payments Table

The following table shows the estimated payments and benefits each of the Named Executive Officers would have received assuming, first, that the Named Executive Officer’s employment was terminated by the Company (other than for cause, death or disability), or he resigned for good reason, on December 29, 2013 and second, that the Named Executive Officer’s employment was terminated by reason of death or disability on December 29, 2013.

Name and Event	Lump sum cash payment ($)(1)	Continuation of health insurance coverage ($)	Accelerated vesting of match RSUs converted to cash ($)	Total benefits ($)
C. Larry Pope
Termination other than death or disability	12,270,123	21,600	—	12,291,723
Death or disability	3,300,000	—	—	3,300,000
Robert W. Manly, IV
Termination other than death or disability	7,300,000	21,600	856,052	8,177,652
Death or disability	1,300,000	—	856,052	2,156,052
Kenneth M. Sullivan
Termination other than death or disability	4,422,222	21,600	341,496	4,785,318
Death or disability	2,000,000	—	341,496	2,341,496
George H. Richter
Termination other than death or disability	11,538,369	21,600	1,273,470	12,833,439
Death or disability	4,500,000	—	1,273,470	5,773,470
Joseph B. Sebring
Termination other than death or disability	7,380,000	21,600	1,045,432	8,447,032
Death or disability	1,500,000	—	1,045,432	2,545,432
Dhamu Thamodaran
Termination other than death or disability	7,200,000	21,600	1,127,542	8,349,142
Death or disability	2,400,000	—	1,127,542	3,527,542

(1)	The amounts payable on “termination other than death or disability” represent both severance and retention payments; the amounts payable on “death or disability” represent retention payments only. All amounts in this column have been calculated without regard to any potential reduction to avoid any excise taxes imposed by Section 4999 of the IRC.

Director Compensation

Pre-Merger Compensation Program

Under our director compensation program in effect prior to the Merger, non-employee directors were entitled to receive the following cash consideration for their services:

•	an annual retainer of $75,000,

•	an additional annual retainer of $25,000 for the lead director,

•	an additional annual retainer of $15,000 for the chair of the Audit Committee,

•	an additional annual retainer of $10,000 for the chair of any other committee, and

•	$2,000 for each Board or committee meeting attended.

In addition, each non-employee director received an annual award of $105,000 in deferred stock units pursuant to the 2008 Plan.

Non-employee directors were also entitled under the 2008 Plan to defer 25%, 50%, 75% or 100% of their director fees and receive deferred stock units in lieu thereof. Each deferred stock unit entitled the director to receive one share of common stock at a time following the director’s termination of service, as specified in advance by the director. In the event cash dividends had been paid on our common stock, hypothetical cash dividends in the same amount would have been credited to the director’s account and converted into stock units based on the market price of our common stock on the trading day before the dividend payment date.

The Chairman of the Board received an annual cash retainer of $500,000, payable in four quarterly installments. In addition, the Chairman received an annual award of deferred stock units valued at $500,000, awarded in four quarterly installments. The number of deferred stock units received quarterly was equal to $125,000 divided by the closing price of our common stock as reported in the Wall Street Journal on the trading day prior to the date on which the quarterly payment was to be paid. Each deferred stock unit entitled the Chairman to receive one share of common stock at a time following the Chairman’s termination of service as director, as specified in advance by the Chairman. In the event cash dividends had been paid on our common stock, hypothetical cash dividends in the same amount would have been credited to his account and converted into stock units based on the market price of our common stock on the trading day before the dividend payment date.

No annual deferred stock unit awards were made in fiscal 2013T. All deferred stock units held by the directors at the time of the Merger were converted into the right to receive cash payments equal to $34 per stock unit.

Fiscal 2013T Compensation

The following table sets forth information concerning fiscal 2013T compensation paid to or earned by the persons who served as directors up until the closing of the Merger.

Name (a)	Fees earned or paid in cash ($) (b)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Change in pension value and nonqualified deferred compensation earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Joseph W. Luter, III	414,835	—	—	—	10,175	425,010
C. Larry Pope	—	—	—	—	—	—
Hon. Carol T. Crawford	53,261	—	—	—	—	53,261
Richard T. Crowder	43,113	—	—	—	—	43,113
Margaret G. Lewis	45,113	—	—	—	—	45,113
Wendell H. Murphy, Sr.	41,113	—	—	—	—	41,113
David C. Nelson	59,360	—	—	—	—	59,360
Frank S. Royal, M.D.	57,385	—	—	—	—	57,385
John T. Schwieters	53,335	—	—	—	—	53,335
Hon. Paul S. Trible, Jr.	51,261	—	—	—	—	51,261

Fees Earned or Paid in Cash (Column (b))

Pursuant to the 2008 Plan, each non-employee director was entitled to defer all or a part of his or her director fees and receive, in lieu thereof, deferred stock units entitling the director to receive shares of our common stock at a future date or dates. For those directors electing to receive all or a portion of such fees as deferred units, the number of deferred stock units received was equal to the amount of fees deferred divided by the then-market price of the common stock. Deferred fees, if any, are included in the amounts listed in this column.

All Other Compensation (Column (g))

Consists of $10,175 in perquisites. The perquisites consist of a company-leased automobile (calculated using 100% of the lease cost, repairs, maintenance and fees of the automobile).

Post-Merger Compensation Program

Persons serving on the Board of Directors following the Merger receive no additional compensation for doing so.

Compensation Committee Interlocks and Insider Participation

Prior to the Merger, the Company had a compensation committee comprised of three independent directors, Dr. Royal (Chair), Ms. Crawford and Mr. Nelson. Following the Merger, the functions previously performed by the compensation committee are being performed by the Board of Directors. During fiscal 2013T, none of our executive officers served on the compensation committee or board of directors of any company that employed any member of the compensation committee or our Board of Directors as an executive officer.

Board of Directors Report

The Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, has included such CD&A in this transition report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the Merger, all compensation plans under which equity securities of the Company were authorized for issuance were terminated. Accordingly, as of December 29, 2013, there were no equity securities of the Company authorized for issuance under equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

WH Group currently holds all of our issued and outstanding common stock. Information with respect to the beneficial ownership of shares of stock of WH Group by our directors and executive officers as of April 25, 2014 is set forth in the table below.

Amount And Nature Of Beneficial Ownership (Number Of Shares)
DIRECTORS AND NAMED EXECUTIVE OFFICERS:	DIRECT	OTHER		TOTAL		PERCENT OF CLASS
Shuge Jiao	—	—		—		—
Robert W. Manly, IV	—	—		—		—
C. Larry Pope	—	—		—		—
George H. Richter	—	—		—		—
Joseph B. Sebring	—	—		—		—
Kenneth M. Sullivan	—	—		—		—
Dhamu Thamodaran	—	—		—		—
Long Wan	—	5,556,090,756	(1)	5,556,090,756	(1)	47.5
Zhijun Yang	—	5,228,605,244	(2)	5,228,605,244	(2)	44.7
*All current directors and executive officers as a group (13 persons)	—	5,801,704,889		5,801,704,889		49.6

(1)

Includes (1) 573,099,645 shares held by Sure Pass, a company wholly-owned by Mr. Wan and (2) 4,982,991,111 shares held directly or indirectly by Heroic Zone, a wholly-owned subsidiary of Rise Grand. Mr. Wan is a member of an employee share committee that is entitled to direct the voting of the shares held by Heroic Zone. Mr. Wan disclaims beneficial ownership of the shares held by Heroic Zone except to the extent of his pecuniary interest therein. Mr. Wan owns approximately 14.47% of the beneficial interests in Rise Grand.

(2)

Includes (1) 245,614,133 shares held by Rich Matrix, a company wholly-owned by Mr. Yang and (2) 4,982,991,111 shares held directly or indirectly by Heroic Zone, a wholly-owned subsidiary of Rise Grand. Mr. Yang is a member of an employee share committee that is entitled to direct the voting of the shares held by Heroic Zone. Mr. Yang disclaims beneficial ownership of the shares held by Heroic Zone except to the extent of his pecuniary interest therein. Mr. Yang owns approximately 0.87% of the beneficial interests in Rise Grand.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Policy and Procedures for Review, Approval or Ratification

We recognize that transactions between Smithfield and related persons present a potential for actual or perceived conflicts of interest. Our general policies with respect to such transactions are included in the Code, the administration of which is overseen by the Board of Directors. All employees and members of the Board agree to be bound by the Code. As a supplement to the Code, the Board adopted a written policy setting out the procedures and standards to be followed for the identification and evaluation of “related party transactions.” For purposes of the policy, a related party transaction is any transaction or series of related transactions in excess of $120,000 in which Smithfield is a party and in which a “related person” has a material interest. Related persons include directors, director nominees, executive officers, 5% beneficial owners and members of their immediate families. The Board of Directors has determined that certain transactions are deemed to be pre-approved under this policy. These include (i) transactions with another company in which the related person’s only interest is as a director or beneficial owner of less than 10% of that company’s outstanding stock or limited partnership interests and (ii) certain compensation arrangements that have either been disclosed in our filings with the SEC or approved by the Board of Directors.

We collect information about potential related party transactions from our directors, director nominees and executive officers. Such information is first reviewed and assessed by our Chief Legal Officer to consider the materiality of the transactions and then reported to the Board of Directors. If a related party transaction is identified during the year, it is reported promptly to the Board of Directors. The Board of Directors reviews and considers all relevant information available to it about each related party transaction. A related party transaction is approved or ratified only if the Board of Directors determines that it is in, or is not inconsistent with, the best interests of Smithfield and its shareholders and is in compliance with the Code.

Transactions

Each of the following transactions has been ratified by the Board of Directors or, prior to the Merger, the Audit Committee of the Board of Directors pursuant to the policy described above.

Wendell H. Murphy, Sr.

We have business relationships with certain entities owned in whole or part by Wendell H. Murphy, Sr., a former director, and his family members. Most of these entities own farms that produce and grow hogs under contract with Murphy-Brown LLC, one of our subsidiaries. One of the entities sells crops to Murphy-Brown for feed production. Normal grower expenses such as miscellaneous supplies, LP gas, etc. are initially paid by the Company and subsequently reimbursed. In fiscal 2013T, we paid $23.1 million to these entities for hogs and feed ingredients and received $0.5 million in reimbursement of grower expenses advanced by the Company. We believe that the terms of these arrangements were no less favorable to us than if we entered into the arrangements with unaffiliated parties.

Others

Christopher Pope, son of C. Larry Pope, our President and Chief Executive Officer, is employed by us as Vice President of Strategic Sourcing. In fiscal 2013T, his total compensation was $294,662.

Jason Richter, son of George H. Richter, an executive officer, is employed by us as President of Smithfield International Group. In fiscal 2013T, his total compensation was $536,232.

Patrick Sebring, son of Joseph B. Sebring, an executive officer, is employed by us as Director of Sales. In fiscal 2013T, his total compensation was $157,139.

Independence of the Board of Directors

Our Board of Directors currently consists of four directors. Although the listing standards of the New York Stock Exchange (“NYSE”) no longer apply to us since we are a privately held company, the Board of Directors has nevertheless used those standards to evaluate the independence of our directors for purposes of this report. Under the NYSE’s standards, none of our directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Other Fees

In connection with the Merger, the Company, with the approval of the Board of Directors, appointed Deloitte & Touche LLP (“Deloitte”) as its independent registered public accounting firm effective September 27, 2013. Effective as of the same date, the Company dismissed Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accounting firm. The tables below show the fees for audit and other services provided by Deloitte during the Transition Period and by E&Y for fiscal 2013 and fiscal 2012.

Transition Period

2013T Fees ($)
Audit Fees	4,166,300
Audit-Related Fees	42,899
Tax Fees:
Tax Compliance Fees	536,654
Tax Planning Fees	245,771
Tax Advice Fees	100,598
All Other Fees	1,306,600

Audit Fees. This category includes fees associated with the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements in its Forms 10-Q, and assistance and review of SEC filings, including consents and comments letters.

Audit-Related Fees. This category consists of audit-related services not otherwise reported in the preceding paragraph.

Tax Compliance Fees. This category consists of fees for tax return preparation services.

Tax Planning Fees. This category consists of tax planning services.

Tax Advice Fees. This category consists of tax advisory services.

All Other Fees. This category consists of fees billed by Deloitte for other services primarily associated with the Merger.

Fiscal 2013 and Fiscal 2012

	Fiscal 2013 Fees ($)	Fiscal 2012 Fees ($)
Audit Fees	4,205,200	3,897,797
Audit-Related Fees	190,190	511,840
Tax Fees:
Tax Compliance Fees	518,956	584,001
Tax Planning Fees	1,761,976	2,199,059
All Other Fees	—	—

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

All Other Fees. There were no other fees billed by E&Y for any other services. None of the services provided by E&Y consisted of financial information systems design or implementation services.

Pre-Approval Policy and Procedures

The services performed by Deloitte during the Transition Period were pre-approved in a manner consistent with the Board of Director’s pre-approval policy and procedures. The policy requires that all services to be performed by the independent auditors be pre-approved either on a case-by-case basis by the Board of Directors or its delegate or on a categorical basis based on the Board of Director’s prior approval of a specific category of service and the expected cost thereof. Any request for services involving less than $100,000 may be approved by the Chairman of the Board if it is not practicable to obtain the approval of the full Board, provided that any such approval is presented to the full Board at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements:

The following were previously filed as part of the Original Filing:

•

Consolidated Statements of Income — September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Fiscal Years Ended 2013, 2012 and 2011 (Predecessor)

•

Consolidated Statements of Comprehensive Income — September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Fiscal Years Ended 2013, 2012 and 2011 (Predecessor)

•	Consolidated Balance Sheets as of December 29, 2013 (Successor), April 28, 2013 (Predecessor) and April 29, 2012 (Predecessor)

•

Consolidated Statements of Cash Flows — September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Fiscal Years Ended 2013, 2012 and 2011 (Predecessor)

•

Consolidated Statements of Shareholders’ Equity — September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Fiscal Years Ended 2013, 2012 and 2011 (Predecessor)

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

2. Financial Statement Schedules — Schedule II — Valuation and Qualifying Accounts

Certain financial statement schedules are omitted because they are not applicable or the required information was included in the Original Filing or is shown in the consolidated financial statements or related notes filed as part of the Original Filing.

3. Exhibits

Exhibit 2.1	—	Agreement and Plan of Merger, dated as of May 28, 2013, by and among Shuanghui International Holdings Limited, Sun Merger Sub, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2013).

Exhibit 3.1	—	Amended and Restated Articles of Incorporation of Smithfield Foods, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 3.2	—	Amended and Restated Bylaws of Smithfield Foods, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 4.1(a)	—	Indenture-Senior Debt Securities, dated June 1, 2007, between the Company and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.10(a) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.1(b)	—	First Supplemental Indenture to the Indenture-Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of June 22, 2007 regarding the issuance by the Company of the 2007 7.750% Senior Notes due 2017 (incorporated by reference to Exhibit 4.10(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2007).

Exhibit 4.1(c)	—	Amendment No. 1 to First Supplemental Indenture, dated as of July 8, 2013, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2013).

Exhibit 4.1(d)	—	Second Supplemental Indenture to the Indenture-Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of July 8, 2008 regarding the issuance by the Company of the 2008 4.00% Convertible Senior Notes due 2013 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2008).

Exhibit 4.1(e)	—	Third Supplemental Indenture to the Indenture-Senior Debt Securities between the Company and U.S. Bank National Association, as trustee, dated as of August 1, 2012 regarding the issuance by the Company of the 2012 6.625% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

Exhibit 4.1(f)	—	Form of 6.625% Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

Exhibit 4.2(a)	—	Indenture, dated as of July 31, 2013, between Sun Merger Sub, Inc. (which merged with and into Smithfield Foods, Inc.) and U.S. Bank National Association (relating to the issuance of $500,000,000 5.250% Senior Notes due 2018 (the “2018 Notes”)) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 4.2(b)	—	First Supplemental Indenture, dated as of September 26, 2013, between Smithfield Foods, Inc. and U.S. Bank National Association (relating to the 2018 Notes) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 4.3(a)	—	Indenture, dated as of July 31, 2013, between Sun Merger Sub, Inc. (which merged with and into Smithfield Foods, Inc.) and U.S. Bank National Association (relating to the issuance of $400,000,000 5.875% Senior Notes due 2021 (the “2021 Notes”)) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Exhibit 4.3(b)	—	First Supplemental Indenture, dated as of September 26, 2013, between Smithfield Foods, Inc. and U.S. Bank National Association (relating to the 2021 Notes) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).

Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1**	—	Certain Compensation for Named Executive Officers for fiscal 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2013).

Exhibit 10.2(a)**	—	Smithfield Foods, Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2010).

Exhibit 10.2(b)**	—	Amendment No. 1 to Smithfield Foods, Inc. Change in Control Executive Severance Plan, dated May 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

Exhibit 10.3(a)	—	Amended and Restated Term Loan Agreement, dated as of August 31, 2012, among the Company, certain subsidiaries of the Company that may from time to time be party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2012).

Exhibit 10.3(b)	—	First Amendment to Amended and Restated Term Loan Agreement, dated as of January 31, 2013, among the Company, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Lender and the Administrative Agent (incorporated by reference to Exhibit 10.8(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.3(c)	—	Consent Letter of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent and sole Lender, dated July 12, 2013, related to the Amended and Restated Term Loan Agreement, dated as of August 31, 2012 (as amended by that certain First Amendment to Amended and Restated Term Loan Agreement dated as of January 31, 2013), among the Company, certain subsidiaries of the Company that may from time to time be party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2013).

Exhibit 10.3(d)#	—	Second Amendment to Amended and Restated Term Loan Agreement, dated as of January 16, 2014, among the Company, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Lender and the Administrative Agent.

Exhibit 10.4(a)	—	Amended and Restated Intercreditor Agreement, dated as June 9, 2011, among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as administrative agent for the ABL Parties, U.S. Bank National Association, as collateral agent for the Term Debt Secured Parties, Smithfield Receivables Funding LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as Administrative Agent under the Credit and Security Agreement and each of the Loan Parties party thereto (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2012).

Exhibit 10.4(b)	—	First Amendment to Amended and Restated Intercreditor Agreement, dated as of January 31, 2013, among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as administrative agent for the ABL Parties, Smithfield Receivables Funding LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.“Rabobank Nederland”, New York Branch, as Administrative Agent under the Credit and Security Agreement and each of the Loan Parties party thereto (incorporated by reference to Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.5(a)	—	Second Amended and Restated Credit Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, the lenders party thereto, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.5(b)	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of January 31, 2013, among the Company, the subsidiaries of the Company party thereto, the banks and other lending institutions party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.5(c)	—	Second Amended and Restated Pledge and Security Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.5(d)	—	Increased Commitment Supplement, dated January 31, 2013, among the Company, certain lenders party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, relating to the Company’s Second Amended and Restated Credit Agreement, dated June 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2013).

Exhibit 10.5(e)	—	Consent and Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 12, 2013, among the Company, the subsidiaries of the Company party thereto, the banks and other lending institutions party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2013).

Exhibit 10.5(f)#	—	Consent and Third Amendment to Second Amended and Restated Credit Agreement, dated as of January 16, 2014, among the Company, the subsidiaries of the Company party thereto, the banks and other lending institutions party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent.

Exhibit 10.6(a)	—	Amended and Restated Receivables Sale Agreement, dated as of January 31, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats LLC, Smithfield of Canada, Ltd. And Smithfield Receivables Funding LLC (incorporated by reference to Exhibit 10.12(a) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.6(b)	—	Amendment No. 1 to Amended and Restated Receivables Sales Agreement, dated as of March 20, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., Smithfield of Canada, Ltd., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats, LLC and Smithfield Receivables Funding LLC (incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.6(c)	—	Amendment No. 2 to Amended and Restated Receivables Sales Agreement, dated as of May 31, 2013, among the Company, SFFC, Inc., Farmland Foods, Inc., Smithfield of Canada, Ltd., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats LLC, Smithfield Specialty Foods Group, LLC, American Skin Food Group, LLC and Smithfield Receivables Funding LLC (incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.6(d)	—	Waiver No. 1 to Amended and Restated Receivables Sale Agreement and Amended and Restated Credit and Security Agreement, dated as of July 12, 2013, by and among the Company, SFFC, Inc., Farmland Foods, Inc., Smithfield of Canada, Ltd., The Smithfield Packing Company, Incorporated, Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Armour-Eckrich Meats LLC, Smithfield Specialty Foods Group, LLC, American Skin Food Group, LLC, Smithfield Receivables Funding LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent, Letter of Credit Issuer and a Committed Lender, and Nieuw Amsterdam Receivables Corporation, as a Conduit (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2013).

Exhibit 10.6(e)#	—	Excluded Receivables Release, dated as of February 19, 2014, by and among the Company, SFFC, Inc., and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent.

Exhibit 10.7(a)	—	Amended and Restated Credit and Security Agreement, dated as of January 31, 2013, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party thereto (incorporated by reference to Exhibit 10.13(a) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.7(b)	—	Amendment No. 1 to Amended and Restated Credit and Security Agreement, dated as of May 31, 2013, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party to the Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.13(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.8	—	Escrow Agreement, dated as of May 28, 2013, by and among Shuanghui International Holdings Limited, Rotary Vortex Limited, Smithfield Foods, Inc. and Bank of China, New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2013).

Exhibit 10.9	—	Letter of Credit Agreement, dated as of July 12, 2013, among the Company and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Issuer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2013).

Exhibit 10.10#	—	Smithfield Foods, Inc. Retention Bonus Plan, dated as of September 26, 2013.

Exhibit 10.11(a)#	—	Noncompete, Nonsolicitation and Nondisclosure Agreement by and between Smithfield Foods, Inc. and C. Larry Pope, dated as of September 25, 2013.

Exhibit 10.11(b)#	—	Noncompete, Nonsolicitation and Nondisclosure Agreement by and between Smithfield Foods, Inc. and Robert W. Manly IV, dated as of September 25, 2013.

Exhibit 10.11(c)#	—	Noncompete, Nonsolicitation and Nondisclosure Agreement by and between Smithfield Foods, Inc. and Dennis H. Treacy, dated as of September 25, 2013.

Exhibit 16.1	—	Letter addressed to the Securities and Exchange Commission from Ernst & Young LLP, dated October 2, 2013 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2013).

Exhibit 21#	—	Subsidiaries of the Company

Exhibit 31.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	—	Certification of Kenneth M. Sullivan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.
#	Previously filed or furnished, as applicable, as an exhibit to the Company’s Transition Report on Form 10-K filed with the SEC on March 20, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: SMITHFIELD FOODS, INC.

By:	/s/ C. LARRY POPE	Date: April 28, 2014
C. Larry Pope
President and Chief Executive Officer (Principal Executive Officer)