Form 10-Q
period 2014-03-30
SMITHFIELD FOODS INC
filed 2014-05-14
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 9, 2014, 1,000 shares of the registrant's Common Stock (no par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions and unaudited)

	Successor	Predecessor
	Three Months Ended
	March 30, 2014	March 31, 2013

Sales	$3,422.1	$3,326.9
Cost of sales	3,025.4	3,067.9
Gross profit	396.7	259.0
Selling, general and administrative expenses	215.4	208.0
Income from equity method investments	(15.1)	(7.8)
Operating profit	196.4	58.8
Interest expense	40.8	42.8
Non operating income	(1.1)	—
Income before income taxes	156.7	16.0
Income tax (benefit) expense	51.4	(2.2)
Net income	$105.3	$18.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Successor	Predecessor
	Three Months Ended
	March 30, 2014	March 31, 2013

Net income	$105.3	$18.2

Other comprehensive income (loss), net of tax:
Foreign currency translation	(0.7)	(27.8)
Pension accounting	—	8.0
Hedge accounting	(131.3)	(32.6)
Total other comprehensive loss	(132.0)	(52.4)

Comprehensive loss	$(26.7)	$(34.2)
See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	March 30, 2014	December 29, 2013

ASSETS
Current assets:
Cash and cash equivalents	$89.6	$193.4
Accounts receivable, net	826.1	810.9
Inventories	2,353.2	2,274.7
Prepaid expenses and other current assets	481.2	225.1
Total current assets	3,750.1	3,504.1

Property, plant and equipment, net	2,718.3	2,745.9
Goodwill	1,622.9	1,622.5
Investments	513.5	496.5
Intangible assets, net	1,403.4	1,405.8
Other assets	152.5	180.0
Total assets	$10,160.7	$9,954.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$53.5	$48.5
Accounts payable	440.3	614.4
Accrued expenses and other current liabilities	845.1	632.7
Total current liabilities	1,338.9	1,295.6

Long-term debt and capital lease obligations	3,288.3	2,997.4
Other liabilities	1,280.2	1,381.4

Redeemable noncontrolling interests	48.6	48.6

Commitments and contingencies

Equity:
Shareholder's equity:
Common stock, no par value, 1,000 shares authorized; 1,000 issued and outstanding	—	—
Additional paid-in capital	4,156.9	4,157.4
Retained earnings	140.0	34.7
Accumulated other comprehensive income (loss)	(93.0)	39.0
Total shareholder's equity	4,203.9	4,231.1
Noncontrolling interests	0.8	0.7
Total equity	4,204.7	4,231.8
Total liabilities and equity	$10,160.7	$9,954.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Successor	Predecessor
	Three Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$105.3	$18.2
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	56.7	63.4
Income from equity method investments	(15.1)	(7.8)
Changes in operating assets and liabilities and other, net	(526.3)	27.6
Net cash flows from operating activities	(379.4)	101.4

Cash flows from investing activities:
Capital expenditures	(30.8)	(68.2)
Net proceeds (expenditures) from breeding stock transactions	3.4	(5.9)
Proceeds from the sale of property, plant and equipment	0.5	1.5
Other	(0.1)	(0.4)
Net cash flows from investing activities	(27.0)	(73.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	13.0	—
Principal payments on long-term debt and capital lease obligations	(10.0)	(6.0)
Proceeds from Securitization Facility	100.0	—
Payments on Securitization Facility	(60.0)	—
Net proceeds (payments) on revolving credit facilities	258.9	(26.8)
Other	—	0.7
Net cash flows from financing activities	301.9	(32.1)

Effect of foreign exchange rate changes on cash	0.7	(1.3)
Net change in cash and cash equivalents	(103.8)	(5.0)
Cash and cash equivalents at beginning of period	193.4	322.2
Cash and cash equivalents at end of period	$89.6	$317.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
On September 26, 2013 (the Merger Date), pursuant to the Agreement and Plan of Merger dated May 28, 2013 (the Merger Agreement) with WH Group Limited, formerly Shuanghui International Holdings Limited, a corporation formed under the laws of the Cayman Islands hereinafter referred to as WH Group, the Company merged with Sun Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of WH Group (the Merger Sub), in a transaction hereinafter referred to as the Merger. As a result of the Merger, the Company survived as a wholly owned subsidiary of WH Group.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. You should read these statements in conjunction with the audited consolidated financial statements and the related notes included in our Transition Report on Form 10-K for the eight months ended December 29, 2013. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included.
The Merger was accounted for as a business combination using the acquisition method of accounting. WH Group's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Unless the context otherwise requires, all references to "Successor" refer to Smithfield Foods, Inc. and all its subsidiaries for the period subsequent to the Merger. All references to “Predecessor” refer to Smithfield Foods, Inc. and all its subsidiaries for all periods prior to the Merger. Purchase price allocations resulting from the Merger affect the comparability of results of operations for the Successor and Predecessor periods.
The consolidated condensed balance sheets, as of March 30, 2014 and December 29, 2013, reflect various preliminary fair value estimates and analyses resulting from applying the acquisition method of accounting as of the Merger Date, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the Merger Date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the Merger Date.
Change in Fiscal Year End
On January 16, 2014, the Company elected to change its fiscal year end from the 52 or 53 week period which previously ended on the Sunday nearest April 30 to the 52 or 53 week period which ends on the Sunday nearest December 31. The change in fiscal year was made effective as of December 29, 2013. Therefore, the three months ended March 30, 2014 correspond to the first quarter of 2014 and the three months ended March 31, 2013 represents the comparable period for 2013.
Recently Issued Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (ASU 2013-11). This update does not have a significant impact on our consolidated condensed balance sheet.

NOTE 2:	INVENTORIES
Inventories consist of the following:

	March 30, 2014	December 29, 2013
	(in millions)
Fresh and packaged meats	$1,157.4	$956.7
Livestock	951.3	1,054.8
Grains	116.2	134.5
Manufacturing supplies	67.8	69.3
Other	60.5	59.4
Total inventories	$2,353.2	$2,274.7

NOTE 3:	DERIVATIVE FINANCIAL INSTRUMENTS
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counter-party agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of March 30, 2014, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counter-parties under financial instruments. Although our counter-parties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counter-parties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counter-parties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of March 30, 2014, we had credit exposure of $10.1 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, we had no significant credit exposure as of March 30, 2014. No significant concentrations of credit risk existed as of March 30, 2014.
The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate.

The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	March 30, 2014	December 29, 2013	March 30, 2014	December 29, 2013
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$47.7	$5.5	$1.3	$16.2
Livestock contracts	—	0.7	276.0	1.1
Foreign exchange contracts	0.4	0.6	—	—
Total	48.1	6.8	277.3	17.3

Derivatives using the "mark-to-market" method:
Grain contracts	2.5	0.6	4.2	1.1
Livestock contracts	3.2	2.8	30.4	9.5
Energy contracts	3.7	2.9	—	—
Foreign exchange contracts	0.2	0.6	—	0.2
Total	9.6	6.9	34.6	10.8
Total fair value of derivative instruments	$57.7	$13.7	$311.9	$28.1
The majority of our derivatives are exchange traded futures contracts held with brokers, subject to netting arrangements that are enforceable during the ordinary course of business. Additionally, we have a smaller portfolio of over-the-counter (OTC) derivatives that are held by counterparties under netting arrangements found in typical master netting agreements. These agreements legally allow for net settlement in the event of bankruptcy. We offset the fair values of derivative assets and liabilities that are executed with the same counterparty under a master netting arrangement in the consolidated balance sheet. We do not offset the related cash collateral held with or received from the same counterparty with the fair value of the net derivative position. As of March 30, 2014, prepaid expenses and other current assets included $334.2 million representing cash on deposit with brokers to cover losses on our open derivative instruments and for initial margin requirements.

The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our consolidated condensed balance sheets, and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities.

	March 30, 2014
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Amount Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Pledged(1)	Net Amount
	(in millions)
Assets:
Commodities	$57.0	$(55.0)	$2.0	$—	$2.0
Foreign exchange contracts	0.6	—	0.6	—	0.6
Total	$57.6	$(55.0)	$2.6	$—	$2.6
Liabilities:
Commodities	$311.8	$(55.0)	$256.8	$(244.4)	$12.4
Foreign exchange contracts	—	—	—	—	—
Total	$311.8	$(55.0)	$256.8	$(244.4)	$12.4

	December 29, 2013
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Amount Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Pledged (1)	Net Amount
	(in millions)
Assets:
Commodities	$12.5	$(7.4)	$5.1	$—	$5.1
Foreign exchange contracts	1.2	—	1.2	—	1.2
Total	$13.7	$(7.4)	$6.3	$—	$6.3
Liabilities:
Commodities	$27.9	$(7.4)	$20.5	$(15.6)	$4.9
Foreign exchange contracts	0.2	—	0.2	—	0.2
Total	$28.1	$(7.4)	$20.7	$(15.6)	$5.1
——————————————

(1)
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

See Note 10—Fair Value Measurements for additional information about the fair value of our derivatives.
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of March 30, 2014, we had no cash flow hedges for forecasted transactions beyond December 2015.

When cash flow hedge accounting is applied, derivative gains or losses are recognized as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The ineffective portion of derivative gains and losses is recognized as part of current period earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for grain contracts, sales for lean hog contracts, interest expense for interest rate contracts and selling, general and administrative expenses (SG&A) for foreign exchange contracts. Gains and losses on derivatives designed to hedge price risk associated with fresh pork sales are recorded in the Hog Production segment.
During the three months ended March 30, 2014, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	42,575,000	87,375,000	Bushels
Soybean meal	346,500	775,500	Tons
Lean hogs	103,280,000	1,847,680,000	Pounds
Foreign currency (1)	16,757,550	28,774,861	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Three Months Ended		Three Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$58.3	$(40.0)	$(1.4)	$46.2	$2.4	$(2.2)
Lean hog contracts	(297.6)	39.2	(25.7)	5.1	(15.5)	0.2
Foreign exchange contracts	0.3	0.6	3.0	1.4	—	—
Total	$(239.0)	$(0.2)	$(24.1)	$52.7	$(13.1)	$(2.0)

For the periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
As of March 30, 2014, there were deferred net losses of $134.1 million, net of tax of $85.4 million, in accumulated other comprehensive income (loss). We expect to reclassify $6.2 million ($3.8 million net of tax) of the deferred net gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the amount of unrealized gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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

During the three months ended March 30, 2014, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	450,000	5,910,000	Bushels
The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the periods indicated:

	Gains (Losses) Recognized in Earnings on Derivative		Gains (Losses) Recognized in Earnings on Related Hedged Item
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Three Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in millions)		(in millions)
Commodity contracts	$(0.9)	$2.0	$1.0	$(2.1)

We recognized gains of $0.1 million during the three months ended March 30, 2014 and losses of $(2.4) million during the three months ended March 31, 2013 on closed commodity derivative contracts as the underlying cash transactions affected earnings.
Mark-to-Market Method
Derivative instruments that are not designated as a hedge, have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings. Under the mark-to-market method, gains and losses are recorded in either sales or cost of sales for commodity contracts, and SG&A for foreign exchange contracts.
During the three months ended March 30, 2014, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	5,440,000	414,600,000	Pounds
Corn	490,000	5,190,000	Bushels
Soybean meal	—	3,800	Tons
Soybeans	75,000	1,125,000	Bushels
Natural gas	9,400,000	11,040,000	Million BTU
Diesel	504,000	1,008,000	Gallons
Foreign currency (1)	8,096,567	33,694,441	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the periods indicated:

	Successor	Predecessor
	Three Months Ended
	March 30, 2014	March 31, 2013
	(in millions)
Commodity contracts (cost of sales)	$1.8	$3.1
Commodity contracts (sales)	5.4	0.2
Foreign exchange contracts	0.1	0.3
Total	$7.3	$3.6

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

NOTE 4:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	March 30, 2014	December 29, 2013
		(in millions)
Campofrío Food Group (CFG)	37%	$358.8	$351.4
Mexican joint ventures	50%	127.6	118.0
Other	Various	27.1	27.1
Total investments		$513.5	$496.5

We record our share of earnings and losses from our equity method investments in income from equity method investments. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated condensed financial statements.
As of March 30, 2014, we held 37.8 million shares of CFG common stock. Shares of CFG are publicly traded on the Bolsa de Madrid Exchange (Madrid Exchange). Our investment in CFG contractually entitles us to two seats on CFG's board of directors, giving us the ability to exert significant influence over the strategic and operational decisions of our investee. The stock is very thinly traded on the Madrid Exchange. CFG is a closely held company, with the three largest shareholders owning approximately 74% of the outstanding shares. We are CFG's largest shareholder, with approximately a 37% interest.
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

Income from equity method investments consists of the following:

		Successor	Predecessor
		Three Months Ended
Equity Investment	Segment	March 30, 2014	March 31, 2013
		(in millions)
CFG (1)	International	$(3.1)	$(3.6)
Mexican joint ventures	International	(11.8)	(4.0)
All other equity method investments	Various	(0.2)	(0.2)
Income from equity method investments		$(15.1)	$(7.8)
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

NOTE 5:	DEBT
Working Capital Facilities
As of March 30, 2014, we had aggregate credit facilities and credit lines totaling $1.4 billion, including an inventory-based revolving credit facility totaling $1.025 billion (the Inventory Revolver), an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility) and international credit facilities totaling $141.3 million. As of March 30, 2014, our unused capacity under these credit facilities and credit lines was $735.5 million.
As part of the Securitization Facility agreement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of March 30, 2014, the SPV held $572.8 million of accounts receivable.

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
As of March 30, 2014, we continued to guarantee $9.2 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

NOTE 7:	INCOME TAXES
Our effective tax rate was 33% and (14)% for the three months ended March 30, 2014 and March 31, 2013, respectively. For the period ended March 30, 2014, taxable income relative to permanent items, the mix of income between jurisdictions, and the expiration of certain federal tax credits as of December 31, 2013 impacted the effective tax rate. The period ended March 31, 2013 was impacted by income relative to permanent items, the mix of income between jurisdictions, state income tax credits and federal legislation during that period that reinstated certain federal tax credits retroactively to January 1, 2012.
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

NOTE 8:	PENSION PLANS
The components of net periodic pension cost consist of:

	Successor	Predecessor
	Three Months Ended
	March 30, 2014	March 31, 2013
	(in millions)
Service cost	$11.8	$11.8
Interest cost	21.1	18.7
Expected return on plan assets	(20.8)	(19.7)
Net amortization	—	13.2
Net periodic pension cost	$12.1	$24.0

NOTE 9:	EQUITY
Other Comprehensive Loss
The following table presents changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss).

	Successor			Predecessor
	Three Months Ended
	March 30, 2014			March 31, 2013
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$1.1	$(1.8)	$(0.7)	$(24.7)	$(3.1)	$(27.8)

Pension accounting:
Amortization of actuarial losses and prior service credits reclassified to cost of sales	—	—	—	3.9	(1.5)	2.4
Amortization of actuarial losses and prior service credits reclassified to SG&A	—	—	—	9.2	(3.6)	5.6

Hedge accounting:
Losses arising during the period	(239.0)	93.1	(145.9)	(0.2)	0.1	(0.1)
(Gains) losses reclassified to sales	25.7	(9.9)	15.8	(5.1)	1.9	(3.2)
(Gains) losses reclassified to cost of sales	1.4	(0.4)	1.0	(46.2)	18.0	(28.2)
Gains reclassified to SG&A	(3.0)	0.8	(2.2)	(1.4)	0.3	(1.1)
Total other comprehensive loss	$(213.8)	$81.8	$(132.0)	$(64.5)	$12.1	$(52.4)

NOTE 10:	FAIR VALUE MEASUREMENTS
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

We use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability.  These valuation approaches incorporate inputs, such as observable, independent market data, that we believe are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of March 30, 2014 and December 29, 2013:

	March 30, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$—	$2.0	$—	$2.0	$0.2	$4.9	$—	$5.1
Foreign exchange contracts	—	0.6	—	0.6	—	1.2	—	1.2
Bond securities	19.7	—	—	19.7	19.8	—	—	19.8
Insurance contracts	—	67.2	—	67.2	—	65.8	—	65.8
Total	$19.7	$69.8	$—	$89.5	$20.0	$71.9	$—	$91.9

Liabilities
Derivatives:
Commodity contracts	$174.3	$82.5	$—	$256.8	$15.1	$5.4	$—	$20.5
Foreign exchange contracts	—	—	—	—	—	0.2	—	0.2
Total	$174.3	$82.5	$—	$256.8	$15.1	$5.6	$—	$20.7

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the three months ended March 30, 2014, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.
Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of March 30, 2014 and December 29, 2013.

	March 30, 2014		December 29, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$3,443.0	$3,316.1	$3,120.2	$3,020.1

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
North Carolina Nuisance Litigation
As previously disclosed in our Transition Report on Form 10-K for the eight months ended December 29, 2013, in July, August and September 2013, 25 complaints were filed in the Superior Court of Wake County, North Carolina by 479 individual plaintiffs against Smithfield and our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. All 25 complaints stem from previously disclosed requests for pre-litigation mediation of farm nuisance disputes filed in Wake County, North Carolina in early July 2013.

On April 15, 2014, an additional request for pre-litigation mediation of farm nuisance dispute was filed against the Company and Murphy-Brown in Duplin County, North Carolina on behalf of 35 claimants, at least some of whom appear to be claimants in the Wake County proceedings. The Company believes that the claims are unfounded and intends to defend the suits vigorously.

Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1—Summary of Significant Accounting Policies in our Transition Report on Form 10-K for the eight months ended December 29, 2013. We established a reserve estimating our expenses to defend against these and similar potential claims on the opening balance sheet. Consequently, expenses and other liabilities associated with these claims for subsequent periods will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Given that this matter is in its very preliminary stages and given the inherent uncertainty of the outcome for these and similar potential claims, we cannot estimate the reasonably possible loss or range of loss for these loss contingencies outside the expenses we will incur to defend against these claims. We will continue to review whether an additional accrual is necessary and whether we have the ability to estimate the reasonably possible loss or range of loss for these matters.

NOTE 12:	REPORTABLE SEGMENTS
Our operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions and assess performance. For external reporting purposes, we aggregate operating segments which have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments based on a combination of factors, including products produced and geographic areas of operations. Our reportable segments are: Pork, Hog Production, International, and Corporate, each of which is comprised of a number of subsidiaries, joint ventures and other investments.

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

The following table presents sales and operating profit (loss) by segment for the periods indicated:

	Successor	Predecessor
	Three Months Ended
	March 30, 2014	March 31, 2013
	(in millions)
Sales:
Segment sales—
Pork	$2,935.6	$2,781.7
Hog Production	849.5	834.0
International	374.7	350.3
Total segment sales	4,159.8	3,966.0
Intersegment sales—
Pork	(14.4)	(10.8)
Hog Production	(713.4)	(618.2)
International	(9.9)	(10.1)
Total intersegment sales	(737.7)	(639.1)
Consolidated sales	$3,422.1	$3,326.9

Operating profit:
Pork	$180.2	$128.8
Hog Production	9.5	(60.4)
International	36.9	14.3
Corporate	(30.2)	(23.9)
Consolidated operating profit	$196.4	$58.8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following information in conjunction with the unaudited consolidated condensed financial statements and the related notes in this Quarterly Report and the audited financial statements and the related notes as well as Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Transition Report on Form 10-K for the eight months ended December 29, 2013. On September 26, 2013, we merged with a wholly owned subsidiary of WH Group in a transaction accounted for as a business combination. Unless the context otherwise requires, all references to “Successor” refer to Smithfield Foods, Inc. and all its subsidiaries for the period subsequent to the Merger. All references to “Predecessor” refer to Smithfield Foods, Inc. and all its subsidiaries for all periods prior to the Merger.
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
Summary of Results
Net income for the three months ended March 30, 2014 was $105.3 million compared to net income of $18.2 million in the three months ended March 31, 2013. The following summarizes the operating results of each of our reportable segments and other significant changes impacting net income for the three months ended March 30, 2014 compared to net income for the three months ended March 31, 2013:

▪	Pork segment operating profit increased $51.4 million as a result of significantly higher meat prices.

▪	Hog Production segment operating results increased $69.9 million as a result of a significant increase in domestic live hog market prices and lower raising costs.

▪
International operating profit increased $22.6 million due to higher sales and lower raw material costs in our European operations as well as an increase in equity income from our joint ventures in Mexico.

Porcine Epidemic Diarrhea Virus (PEDv)

The United States Department of Agriculture (USDA) identified PEDv in the United States for the first time in 2013. PEDv, a disease that only infects pigs, not humans or other livestock, is an industry-wide issue and has a significant presence in U.S. swine. Our herds in several regions in which we operate are affected as PEDv continues to spread throughout the U.S. We are subject to risks related to our ability to maintain animal health and control PEDv. We are unable to predict the extent the disease will impact our operations or market prices in the future.
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
2014 is off to a great start with record first quarter earnings. Looking forward, continued strong fundamentals driven by reduced hog and pork supplies, organic growth opportunities, as well as synergies with WH Group should fuel significantly improved year over year results.

Hog production volumes will be lower due to PEDv, pushing hog and pork prices higher. The combination of lower corn costs and higher hog prices will generate strong hog production margins. At the same time, as part of WH Group’s global platform, we will continue to efficiently allocate resources by adjusting our Chinese exports to maximize value. We will also continue to grow our business organically by strengthening our brand positioning and lowering costs through improved efficiencies and productivity across all business segments. As such, we expect normalized operating margins, on a full year basis, in our fresh pork, packaged meats and international businesses despite higher input costs.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The tables presented below compare our results of operations for the three months ended March 30, 2014 and March 31, 2013. As used in the tables, "NM" means "not meaningful."
Three Months Ended March 30, 2014 and March 31, 2013

	Successor	Predecessor
	Three Months Ended
	March 30, 2014	March 31, 2013	% Change
	(in millions)
Sales	$3,422.1	$3,326.9	3%
Cost of sales	3,025.4	3,067.9	(1)%
Gross profit	396.7	259.0	53%
Selling, general and administrative expenses	215.4	208.0	4%
Income from equity method investments	(15.1)	(7.8)	94%
Operating profit	196.4	58.8	234%
Interest expense	40.8	42.8	(5)%
Non operating income	(1.1)	—	NM
Income before income taxes	156.7	16.0	879%
Income tax (benefit) expense	51.4	(2.2)	NM
Net income	$105.3	$18.2	479%

Sales and Gross Profit

▪	Sales increased primarily as a result of higher domestic meat prices.

▪	Gross profit increased primarily as the result of higher sales and lower hog raising costs which more than offset the increase in pork processing raw material costs.
Selling, General and Administrative Expenses (SG&A)

▪
The increase in SG&A is primarily attributable to higher variable compensation expenses stemming from higher year-over-year operating results, an increase in professional fees and smaller gains on non-qualified retirement plan assets. These increases in SG&A were partially offset by lower pension expense.

Income from Equity Method Investments

▪	The increase in profitability in the current year is primarily driven by higher hog prices in Mexico.
Income Tax Expense

▪
Taxable income relative to permanent items, the mix of income between jurisdictions, and the expiration of certain federal tax credits as of December 31, 2013 impacted the effective tax rate for the current year. The prior year was impacted by income relative to permanent items, the mix of income between jurisdictions, state income tax credits, and federal legislation during that period that reinstated certain federal tax credits retroactively to January 1, 2012.

Segment Results
The following information reflects the results from each respective segment for the three months ended March 30, 2014 and March 31, 2013.
Three Months Ended March 30, 2014 and March 31, 2013

	Successor	Predecessor
	Three Months Ended
	March 30, 2014	March 31, 2013	% Change
	(in millions)
Sales:
Pork:
Fresh Pork	$1,387.1	$1,187.2	17%
Packaged Meats	1,548.5	1,594.5	(3)%
Total Pork	2,935.6	2,781.7	6%
Hog Production	849.5	834.0	2%
International	374.7	350.3	7%
Total segment sales	4,159.8	3,966.0	5%
Intersegment sales	(737.7)	(639.1)	15%
Consolidated sales	$3,422.1	$3,326.9	3%

Operating profit: (1)
Pork:
Fresh Pork	$58.9	$21.8	170%
Packaged Meats	121.3	107.0	13%
Total Pork	180.2	128.8	40%
Hog Production	9.5	(60.4)	116%
International	36.9	14.3	158%
Corporate	(30.2)	(23.9)	(26)%
Consolidated operating profit	$196.4	$58.8	234%
——————————————

(1)	Fresh pork and packaged meats operating profits represent management's estimated allocation of total Pork segment operating profit.
Pork Segment

▪	Current year sales increased 6% despite 2% lower volume in the Pork segment due to the timing of Easter. The increase was driven by an overall 8% increase in average selling prices.

•	Current year fresh pork operating profit significantly increased due to higher fresh pork market prices which more than offset higher raw material costs.

•	Packaged meats operating profit in the current year increased 13% due to a 7% increase in average selling prices.
Hog Production Segment

▪	Current year sales and operating results benefited from a 16% increase in domestic live hog market prices. Lower feed costs also benefited operating results in the current year.
International Segment

▪
Sales were positively impacted by a 27% increase in volume which was partially offset by a 17% decrease in average selling prices. These changes were driven by a 17% and 8% increase in hogs processed in Poland and Romania, respectively.

▪	Current year operating profit was positively impacted by higher sales and lower feed costs in Europe along with higher equity income from our Mexican joint ventures.
Corporate

▪
Current year results were negatively impacted by professional fees associated with the preparation of the postponed initial public offering of WH Group and post-merger activity as well as an increase in variable compensation.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of March 30, 2014, our liquidity position was approximately $825.1 million, comprised of $735.5 million in availability under our credit facilities and $89.6 million in cash and cash equivalents.
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
Credit Facilities

	Successor
	March 30, 2014
Facility	Capacity	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available

Inventory Revolver	$1,025.0	$—	$(425.0)	$600.0
Securitization Facility	275.0	(93.1)	(145.0)	36.9
International facilities	141.3	—	(42.7)	98.6
Total credit facilities	$1,441.3	$(93.1)	$(612.7)	$735.5
Cash Flows
Operating Activities

	Successor	Predecessor
	Three Months Ended
	March 30, 2014	March 31, 2013
	(in millions)
Net cash flows from operating activities	$(379.4)	$101.4

The following items explain the significant changes in cash flows from operating activities:

▪	In the current year, we paid $286.6 million for the settlement of derivative contracts and for margin requirements compared to $33.7 million in the prior year.

▪	Cash paid to outside hog suppliers increased due to a 16% increase in domestic live hog market prices, resulting in higher inventory levels.

▪	The change in our fiscal year resulted in variable compensation payments being made in the first quarter of 2014. No such payments were included in the first quarter of 2013.

▪	Cash paid for interest increased approximately $14.3 million.

▪
Cash received from customers increased due to an 8% increase in average selling prices in the Pork segment and 27% increase in sales volume in the International segment. However, lower volumes of domestic packaged meat sales due to the timing of Easter partially offsets the increase in cash receipts.

▪	Cash paid for domestic grain and other feed ingredients decreased approximately $236.1 million.

Investing Activities

	Successor	Predecessor
	Three Months Ended
	March 30, 2014	March 31, 2013
	(in millions)
Capital expenditures	$(30.8)	$(68.2)
Net proceeds (expenditures) from breeding stock transactions	3.4	(5.9)
Proceeds from the sale of property, plant and equipment	0.5	1.5
Other	(0.1)	(0.4)
Net cash flows from investing activities	$(27.0)	$(73.0)

The following items explain the significant investing activities for the three months ended March 30, 2014 and March 31, 2013:

▪
Capital expenditures during both the current year and prior year primarily related to plant and hog farm improvement projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

Financing Activities

	Successor	Predecessor
	Three Months Ended
	March 30, 2014	March 31, 2013
	(in millions)
Proceeds from the issuance of long-term debt	$13.0	$—
Principal payments on long-term debt and capital lease obligations	(10.0)	(6.0)
Proceeds from Securitization Facility	100.0	—
Payments on Securitization Facility	(60.0)	—
Net proceeds (payments) on revolving credit facilities	258.9	(26.8)
Other	—	0.7
Net cash flows from financing activities	$301.9	$(32.1)

The following items explain the significant financing activities for the three months ended March 30, 2014 and March 31, 2013:

•
In the current year, we drew $280.0 million on our Inventory Revolver and $40 million, net of repayments, on our Securitization Facility, primarily to cover margin requirements on our commodity derivative contracts.

Interest Rate Spread
As of March 30, 2014, the interest rates on borrowings under the Inventory Revolver and the Securitization Facility were LIBOR plus 3.25% and the lender's cost of funds of 0.21% plus 1.15%, respectively. The Inventory Revolver interest rate spread is based on a pricing-level grid in the agreement and is determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement, dated as of June 9, 2011, among the Company, specified subsidiaries of the Company, Rabobank Nederland, New York Branch, as Administrative Agent, specified lenders, and the other specified agents and arrangers, as amended).
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
As of March 30, 2014, we continued to guarantee $9.2 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc. This guaranty may remain in place until the leases expire through February 2022.
Additional Matters Affecting Liquidity
Capital Projects
We anticipate annual capital expenditures in the range of $300 million to $350 million over the next several years to upgrade facilities with new machinery and equipment in order to improve our competitive cost structure and achieve least cost/best in class operations. These expenditures are expected to be funded with cash flows from operations and/or borrowings under our credit facilities.
Group Pens
In January 2007, we announced a voluntary, ten-year program to phase out individual gestation stalls at our company-owned sow farms and replace the gestation stalls with group pens. We anticipate the full cost of our transition to group pens will total approximately $360.0 million, including associated maintenance and repairs. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of calendar year 2013, we had completed conversions to group housing for over 54% of our sows on company-owned farms. We remain on track to finish conversion to group housing for all sows on company-owned farms by the end of 2017. Our hog production operations in Poland and Romania completed their conversions to group housing facilities a number of years ago.
In January 2014, we announced the recommendation that all of our contract sow growers join us in converting their facilities to group housing systems for pregnant sows. We asked contract sow growers to convert by 2022 and offered a sliding scale of incentives to accelerate that timetable. Growers who commit to convert to group housing will receive contract extensions upon completion of the conversion.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” in our Transition Report on Form 10-K for the eight months ended December 29, 2013. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the three months ended March 30, 2014, margin deposits posted by us ranged from $38.5 million to $382.0 million. The average daily amount we posted with our brokers during the three months ended March 30, 2014 was $131.9 million. As of March 30, 2014, the net amount on deposit with our brokers was $334.2 million. Subsequent to March 30, 2014, the required amount on deposit to our brokers has decreased allowing us to repay a portion of the outstanding borrowings on our Inventory Revolver.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our experience and our understanding of the current facts and circumstances. Actual results could differ from those estimates. There have been no significant updates to our critical accounting policies and estimates described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Transition Report on Form 10-K for the eight months ended December 29, 2013.
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These risks and uncertainties include, but are not limited to, the availability and prices of live hogs, feed ingredients (including corn), raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, adverse weather conditions, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to realize the anticipated strategic benefits of the acquisition of Smithfield Foods, Inc. by WH Group, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under Part I, Item 1A. “Risk Factors” in Smithfield's Transition Report on Form 10-K for the eight months ended December 29, 2013. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For complete quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Transition Report on Form 10-K for the eight months ended December 29, 2013. The following table presents the sensitivity of the fair value of our open commodity contracts and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of March 30, 2014 and December 29, 2013.

	March 30, 2014	December 29, 2013
	(in millions)
Livestock	$212.3	$27.9
Grains	55.3	29.9
Energy	3.7	5.2
Foreign currency	4.4	5.8

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 30, 2014. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of March 30, 2014.
There were no changes in our internal control over financial reporting during our the three months ended March 30, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Other than the following matters, there have been no material changes with respect to the legal proceedings disclosed in our Transition Report on Form 10-K for the eight months ended December 29, 2013, nor have any significant new matters arisen during the three months ended March 30, 2014.

North Carolina Nuisance Litigation

As previously disclosed in our Transition Report on Form 10-K for the eight months ended December 29, 2013, in July, August and September 2013, 25 complaints were filed in the Superior Court of Wake County, North Carolina by 479 individual plaintiffs against Smithfield and our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. All 25 complaints stem from previously disclosed requests for pre-litigation mediation of farm nuisance disputes filed in Wake County, North Carolina in early July 2013.

On April 15, 2014, an additional request for pre-litigation mediation of farm nuisance dispute was filed against the Company and Murphy-Brown in Duplin County, North Carolina on behalf of 35 claimants, at least some of whom appear to be claimants in the Wake County proceedings. The Company believes that the claims are unfounded and intends to defend the suits vigorously

Neuse Riverkeeper Foundation and Waterkeeper Alliance NOI

From time to time we receive notices from regulatory authorities and others asserting that we are not in compliance with certain environmental laws and regulations. In some instances, litigation ensues.

On March 13, 2014, the Neuse Riverkeeper Foundation and Waterkeeper Alliance submitted a 60-day Notice of Intent (NOI) to file a citizen suit against the Company, our wholly owned subsidiary Murphy-Brown, a contract grower, the landowner, and certain individual employees of either Murphy-Brown or the contract grower related to alleged violations of the Clean Water Act at a hog farm in Greene County, North Carolina. The Company is continuing to investigate the allegations and is in the process of responding.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Transition Report on Form 10-K for the eight months ended December 29, 2013.

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

Exhibit 3.2	—	Amended and Restated Bylaws of Smithfield Foods, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).
Exhibit 10.1	—
Second Amendment to Amended and Restated Term Loan Agreement, dated as of January 16, 2014, among the Company, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Lender and the Administrative Agent (incorporated by reference to Exhibit 10.3(d) to the Company’s Transition Report on Form 10-K filed with the SEC on March 20, 2014).

Exhibit 10.2	—
Consent and Third Amendment to Second Amended and Restated Credit Agreement, dated as of January 16, 2014, among the Company, the subsidiaries of the Company party thereto, the banks and other lending institutions party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.5(f) to the Company’s Transition Report on Form 10-K filed with the SEC on March 20, 2014).

Exhibit 10.3	—
Excluded Receivables Release, dated as of February 19, 2014, by and among the Company, SFFC, Inc., and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.6(e) to the Company’s Transition Report on Form 10-K filed with the SEC on March 20, 2014).

Exhibit 10.4	—
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of March 28, 2014, among the Company, the subsidiaries of the Company party thereto, the banks and other lending institutions party thereto, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (filed herewith).

Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Kenneth M. Sullivan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 101	—
The following financial statements from Smithfield Foods, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smithfield Foods, Inc.

/s/ KENNETH M. SULLIVAN
Kenneth M. Sullivan On behalf of the registrant and as Chief Financial Officer
Date: May 14, 2014