Form 10-Q
period 2014-06-29
SMITHFIELD FOODS INC
filed 2014-08-11
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

At August 11, 2014, 1,000 shares of the registrant's Common Stock (no par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions and unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Sales	$3,814.0	$3,337.8	$7,236.1	$6,664.7
Cost of sales	3,345.5	3,031.6	6,370.9	6,099.5
Gross profit	468.5	306.2	865.2	565.2
Selling, general and administrative expenses	219.2	213.9	434.6	421.9
(Income) loss from equity method investments	(10.9)	2.5	(26.0)	(5.3)
Operating profit	260.2	89.8	456.6	148.6
Interest expense	40.4	44.9	81.2	87.7
Non-operating gain	—	—	(1.1)	—
Income before income taxes	219.8	44.9	376.5	60.9
Income tax expense	76.9	12.5	128.3	10.3
Net income	$142.9	$32.4	$248.2	$50.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net income	$142.9	$32.4	$248.2	$50.6

Other comprehensive income (loss), net of tax:
Foreign currency translation	2.2	(14.7)	1.5	(42.5)
Pension accounting	—	(49.4)	—	(41.4)
Hedge accounting	30.5	(43.1)	(100.8)	(75.7)
Total other comprehensive income (loss)	32.7	(107.2)	(99.3)	(159.6)

Comprehensive income (loss)	$175.6	$(74.8)	$148.9	$(109.0)

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	June 29, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$109.4	$193.4
Accounts receivable, net	870.9	810.9
Inventories	2,319.5	2,274.7
Prepaid expenses and other current assets	204.2	225.1
Total current assets	3,504.0	3,504.1

Property, plant and equipment, net	2,728.7	2,745.9
Goodwill	1,629.8	1,622.5
Investments	522.6	496.5
Intangible assets, net	1,401.4	1,405.8
Other assets	158.8	180.0
Total assets	$9,945.3	$9,954.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$85.0	$48.5
Accounts payable	453.7	614.4
Accrued expenses and other current liabilities	680.1	632.7
Total current liabilities	1,218.8	1,295.6

Long-term debt and capital lease obligations	3,034.4	2,997.4
Other liabilities	1,263.6	1,381.4

Redeemable noncontrolling interests	48.2	48.6

Commitments and contingencies

Equity:
Shareholder's equity:
Common stock, no par value, 1,000 shares authorized; 1,000 issued and outstanding	—	—
Additional paid-in capital	4,156.9	4,157.4
Retained earnings	282.9	34.7
Accumulated other comprehensive income (loss)	(60.3)	39.0
Total shareholder's equity	4,379.5	4,231.1
Noncontrolling interests	0.8	0.7
Total equity	4,380.3	4,231.8
Total liabilities and equity	$9,945.3	$9,954.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Successor	Predecessor
	Six Months Ended
	June 29, 2014	June 30, 2013

Cash flows from operating activities:
Net income	$248.2	$50.6
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	113.8	125.5
Income from equity method investments	(26.0)	(5.3)
Changes in operating assets and liabilities and other, net	(410.2)	(262.9)
Net cash flows from operating activities	(74.2)	(92.1)

Cash flows from investing activities:
Capital expenditures	(98.5)	(149.9)
Business acquisitions	(11.0)	(32.7)
Net proceeds (expenditures) from breeding stock transactions	9.7	(11.2)
Proceeds from the sale of property, plant and equipment	2.3	3.4
Other	3.4	(0.3)
Net cash flows from investing activities	(94.1)	(190.7)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	13.0	200.0
Principal payments on long-term debt and capital lease obligations	(27.7)	(59.7)
Proceeds from Securitization Facility	185.0	200.0
Payments on Securitization Facility	(135.0)	(30.0)
Net proceeds on revolving credit facilities	48.3	204.3
Other	(0.5)	2.1
Net cash flows from financing activities	83.1	516.7

Effect of foreign exchange rate changes on cash	1.2	(1.6)
Net change in cash and cash equivalents	(84.0)	232.3
Cash and cash equivalents at beginning of period	193.4	322.2
Cash and cash equivalents at end of period	$109.4	$554.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Organization

Smithfield Foods, Inc., together with its subsidiaries ("Smithfield," "the Company," "we," "us" or "our"), is the largest hog producer and pork processor in the world. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We conduct our operations through five reportable segments: Fresh Pork, Packaged Meats, Hog Production, International and Corporate. See Note 12—Reportable Segments for additional information about changes to our reportable segments during the current quarter.

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

The consolidated condensed balance sheets, as of June 29, 2014 and December 29, 2013, reflect various preliminary fair value estimates and analyses resulting from applying the acquisition method of accounting as of the Merger Date, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the Merger Date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the Merger Date.

Change in Fiscal Year End

On January 16, 2014, the Company elected to change its fiscal year end from the 52 or 53 week period which previously ended on the Sunday nearest April 30 to the 52 or 53 week period which ends on the Sunday nearest December 31. The change in fiscal year was made effective as of December 29, 2013. Therefore, the three and six months ended June 29, 2014 correspond to the second quarter and first half of 2014 and the three and six months ended June 30, 2013 represent the comparable periods for 2013.

Recently Issued Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (ASU 2013-11). This update does not have a significant impact on our consolidated condensed balance sheet.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenues from Contracts with Customers (ASU 2014-09). The new guidance is effective for fiscal year and interim periods within those years beginning after December 15, 2016 and early adoption is not permitted. The guidance is not currently effective for us and has not been applied in this Form 10-Q. We are currently in the process of evaluating the potential impact of future adoption but at this time do not anticipate it will have a material impact on our consolidated financial statements.

NOTE 2:	INVENTORIES
Inventories consist of the following:

	June 29, 2014	December 29, 2013
	(in millions)
Fresh and packaged meats	$1,114.9	$956.7
Livestock	932.6	1,054.8
Grains	149.4	134.5
Manufacturing supplies	77.1	69.3
Other	45.5	59.4
Total inventories	$2,319.5	$2,274.7

NOTE 3:	DERIVATIVE FINANCIAL INSTRUMENTS
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
We record all derivatives in the balance sheet as either assets or liabilities at fair value. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the "hedge accounting" method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the "mark-to-market" method). We may elect either method of accounting for our derivative portfolio, assuming all the necessary requirements are met. We have in the past availed ourselves of either acceptable method and expect to do so in the future. We believe all of our derivative instruments represent economic hedges against changes in prices and rates, regardless of their designation for accounting purposes.
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counter-party agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of June 29, 2014, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.

We are exposed to losses in the event of nonperformance or nonpayment by counter parties under financial instruments. Although our counter parties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counter parties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counter parties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of June 29, 2014, we had credit exposure of $11.6 million on non-exchange traded derivative contracts, excluding the effects of netting arrangements. As a result of netting arrangements, we had no significant credit exposure as of June 29, 2014. No significant concentrations of credit risk existed as of June 29, 2014.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate.

The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	June 29, 2014	December 29, 2013	June 29, 2014	December 29, 2013
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$24.2	$5.5	$20.0	$16.2
Livestock contracts	3.4	0.7	198.4	1.1
Foreign exchange contracts	0.4	0.6	—	—
Total	28.0	6.8	218.4	17.3

Derivatives using the "mark-to-market" method:
Grain contracts	1.7	0.6	1.2	1.1
Livestock contracts	7.8	2.8	14.9	9.5
Energy contracts	2.1	2.9	—	—
Foreign exchange contracts	0.1	0.6	0.1	0.2
Total	11.7	6.9	16.2	10.8
Total fair value of derivative instruments	$39.7	$13.7	$234.6	$28.1
The majority of our derivatives are exchange traded futures contracts held with brokers, subject to netting arrangements that are enforceable during the ordinary course of business. Additionally, we have a smaller portfolio of over-the-counter (OTC) derivatives that are held by counterparties under netting arrangements found in typical master netting agreements. These agreements legally allow for net settlement in the event of bankruptcy. We offset the fair values of derivative assets and liabilities, along with the related cash collateral, that are executed with the same counterparty under these arrangements in the consolidated balance sheet. The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our consolidated condensed balance sheets and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities.

	June 29, 2014
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$39.2	$(33.7)	$5.5	$64.5	$70.0
Foreign exchange contracts	0.5	(0.2)	0.3	—	0.3
Total	$39.7	$(33.9)	$5.8	$64.5	$70.3
Liabilities:
Commodities	$234.4	$(33.7)	$200.7	$(187.7)	$13.0
Foreign exchange contracts	0.2	(0.2)	—	—	—
Total	$234.6	$(33.9)	$200.7	$(187.7)	$13.0

	December 29, 2013
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Amount Presented in the Condensed Consolidated Balance Sheet	Cash Collateral	Net Amount
	(in millions)
Assets:
Commodities	$12.5	$(7.4)	$5.1	$—	$5.1
Foreign exchange contracts	1.2	—	1.2	—	1.2
Total	$13.7	$(7.4)	$6.3	$—	$6.3
Liabilities:
Commodities	$27.9	$(7.4)	$20.5	$(15.6)	$4.9
Foreign exchange contracts	0.2	—	0.2	—	0.2
Total	$28.1	$(7.4)	$20.7	$(15.6)	$5.1
See Note 10—Fair Value Measurements for additional information about the fair value of our derivatives.

Hedge Accounting Method

Cash Flow Hedges

We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of June 29, 2014, we had no cash flow hedges for forecasted transactions beyond December 2015.

When cash flow hedge accounting is applied, derivative gains or losses are recognized as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The ineffective portion of derivative gains and loses is recognized as part of current period earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for grain contracts, sales for lean hog contracts, interest expense for interest rate contracts and selling, general and administrative expenses (SG&A) for foreign exchange contracts. Gains and losses on derivatives designed to hedge price risk associated with fresh pork sales are recorded in the Hog Production segment.

During the six months ended June 29, 2014, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	42,575,000	87,375,000	Bushels
Soybean meal	346,500	827,300	Tons
Lean hogs	103,280,000	1,847,680,000	Pounds
Foreign currency (1)	15,144,435	33,405,406	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Three Months Ended		Three Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(20.8)	$(17.6)	$7.7	$34.3	$(2.7)	$1.7
Lean hog contracts	(12.5)	(18.0)	(90.9)	(0.6)	(2.3)	(1.0)
Foreign exchange contracts	0.2	(0.7)	0.2	0.7	—	—
Total	$(33.1)	$(36.3)	$(83.0)	$34.4	$(5.0)	$0.7

	Six Months Ended		Six Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$37.5	$(57.6)	$6.3	$80.5	$(0.3)	$(0.5)
Lean hog contracts	(310.1)	21.2	(116.6)	4.5	(17.8)	(0.8)
Foreign exchange contracts	0.5	(0.1)	3.2	2.1	—	—
Total	$(272.1)	$(36.5)	$(107.1)	$87.1	$(18.1)	$(1.3)

For the periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
As of June 29, 2014, there were deferred net losses of $103.7 million, net of tax of $66.1 million, in accumulated other comprehensive income (loss). We expect to reclassify $10.3 million ($6.3 million net of tax) of deferred net gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the amount of unrealized gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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
During the six months ended June 29, 2014, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	450,000	8,200,000	Bushels

The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the periods indicated:

	Gains Recognized in Earnings on Derivative		Losses Recognized in Earnings on Related Hedged Item
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Three Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)		(in millions)
Commodity contracts	$2.9	$1.3	$(2.7)	$(1.3)

	Six Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)		(in millions)
Commodity contracts	$2.0	$3.3	$(1.7)	$(3.4)

We recognized losses of $0.1 million and gains of $1.5 million for the three months ended June 29, 2014 and June 30, 2013, respectively, and losses of $0.9 million for the six months ended June 30, 2013, on closed commodity derivative contracts as the underlying cash transactions affected earnings. There were no similar gains or losses recognized for the six months ended June 29, 2014.
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
During the six months ended June 29, 2014, the range of notional volumes associated with open derivative instruments using the "mark-to-market" method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	720,000	414,600,000	Pounds
Corn	490,000	5,880,000	Bushels
Soybean meal	—	5,500	Tons
Soybeans	75,000	1,835,000	Bushels
Wheat	—	25,000	Bushels
Natural gas	8,260,000	11,040,000	Million BTU
Live cattle	—	40,000	Pounds
Diesel	—	1,008,000	Gallons
Foreign currency (1)	6,377,390	34,772,967	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the "mark-to-market" method by type of derivative contract for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)		(in millions)
Commodity contracts (sales)	$6.7	$29.7	$12.1	$29.9
Commodity contracts (cost of sales)	0.7	(4.0)	2.5	(0.9)
Foreign exchange contracts	(0.2)	0.5	(0.1)	0.8
Total	$7.2	$26.2	$14.5	$29.8

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

NOTE 4:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	June 29, 2014	December 29, 2013
		(in millions)
Campofrío Food Group (CFG) (1)	37%	$353.8	$351.4
Mexican joint ventures	50%	140.2	118.0
Other	Various	28.6	27.1
Total investments		$522.6	$496.5

——————————————

(1)	Beginning in June 2014, our investment in CFG is through our interest in Sigma & WH Europe, as defined below.
We record our share of earnings and losses from our equity method investments in (income) loss from equity method investments. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated condensed financial statements.

In November 2013, Mexican processed meats producer Sigma Alimentos, S.A. De C.V. (Sigma) announced its intention to tender for all of CFG’s outstanding shares (the Tender Offer) at a bid price of €6.80 per share (the Bid Price). In December 2013, we announced our intention to participate in the Tender Offer by retaining our 37% interest in CFG. As a result, the Bid Price was increased to €6.90 per share.

In June 2014, we finalized our shareholder agreement with Sigma creating a new entity called Sigma & WH Food Europe, S.L. (Sigma & WH Europe) to hold all shares of CFG owned by Sigma and the Company. At the formation of Sigma & WH Europe, both the Company and Sigma contributed all of our shares of CFG to Sigma & WH Europe. As of June 29, 2014, Sigma & WH Europe owned 98% of the outstanding shares of CFG. The Tender Offer and the shareholder agreement with Sigma had no impact on the book value of our investment in CFG.

(Income) loss from equity method investments consists of the following:

		Three Months Ended		Six Months Ended
Equity Investment	Segment	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(in millions)		(in millions)
CFG (1)	International	$(0.1)	$1.1	$(3.2)	$(2.5)
Mexican joint ventures	International	(8.7)	2.9	(20.5)	(1.1)
All other equity method investments	Various	(2.1)	(1.5)	(2.3)	(1.7)
(Income) loss from equity method investments		$(10.9)	$2.5	$(26.0)	$(5.3)
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

NOTE 5:	DEBT
Working Capital Facilities
As of June 29, 2014, we had aggregate credit facilities totaling $1.4 billion, including an inventory-based revolving credit facility totaling $1.025 billion (the Inventory Revolver), an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility) and international credit facilities totaling $140.8 million. As of June 29, 2014, our unused capacity under these credit facilities was $930.0 million.
As part of the Securitization Facility agreement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly-owned "bankruptcy remote" special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of June 29, 2014, the SPV held $567.3 million of accounts receivable.

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
As of June 29, 2014, we continued to guarantee $8.9 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. Some of these lease guarantees may be released in the near future and others may remain in place until the leases expire through February 2022.

NOTE 7:	INCOME TAXES
Our effective tax rate was 35% and 28% for the three months ended June 29, 2014 and June 30, 2013, respectively, and 34% and 17% for the six months ended June 29, 2014 and June 30, 2013, respectively. For the three and six months ended June 29, 2014, taxable income relative to permanent items, the mix of income between jurisdictions, and the expiration of certain federal tax credits as of December 31, 2013 impacted the effective tax rate. The three and six months ended June 30, 2013 were impacted by income relative to permanent items, the mix of income between jurisdictions, state income tax credits and federal legislation during that period that reinstated certain federal tax credits retroactively to January 1, 2012.
Beginning with the Successor period, the Company, with its subsidiaries, is included in its U.S. parent company’s consolidated federal income tax group and consolidated income tax return. The members of the consolidated group have elected to allocate income taxes among the members of the group by the separate return method, under which the parent company credits the subsidiary for income tax reductions resulting from the subsidiary’s inclusion in the consolidated return, or the parent company charges the subsidiary for its allocated share of the consolidated income tax liability.

NOTE 8:	PENSION PLANS
The components of net periodic pension cost consist of:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)		(in millions)
Service cost	$11.7	$13.0	$23.5	$24.8
Interest cost	21.0	19.5	42.1	38.2
Expected return on plan assets	(22.1)	(20.8)	(42.9)	(40.5)
Net amortization	—	14.4	—	27.6
Net periodic pension cost	$10.6	$26.1	$22.7	$50.1

NOTE 9:	EQUITY
Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss).

	Successor			Predecessor
	Three Months Ended
	June 29, 2014			June 30, 2013
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$0.3	$1.9	$2.2	$(15.6)	$0.9	$(14.7)

Pension accounting:
Actuarial loss	—	—	—	(93.9)	36.5	(57.4)
Amortization of actuarial losses and prior service credits reclassified to cost of sales	—	—	—	3.6	(1.4)	2.2
Amortization of actuarial losses and prior service credits reclassified to SG&A	—	—	—	9.5	(3.7)	5.8

Hedge accounting:
Losses arising during the period	(33.1)	12.9	(20.2)	(36.3)	14.2	(22.1)
Losses reclassified to sales	90.9	(35.3)	55.6	0.6	(0.1)	0.5
Gains reclassified to cost of sales	(7.7)	3.1	(4.6)	(34.3)	13.3	(21.0)
Gains reclassified to SG&A	(0.2)	(0.1)	(0.3)	(0.7)	0.2	(0.5)
Total other comprehensive income (loss)	$50.2	$(17.5)	$32.7	$(167.1)	$59.9	$(107.2)

	Successor			Predecessor
	Six Months Ended
	June 29, 2014			June 30, 2013
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$1.4	$0.1	$1.5	$(40.3)	$(2.2)	$(42.5)

Pension accounting:
Actuarial loss	—	—	—	(93.9)	36.5	(57.4)
Amortization of actuarial losses and prior service credits reclassified to cost of sales	—	—	—	7.5	(2.9)	4.6
Amortization of actuarial losses and prior service credits reclassified to SG&A	—	—	—	18.7	(7.3)	11.4

Hedge accounting:
Losses arising during the period	(272.1)	106.0	(166.1)	(36.5)	14.3	(22.2)
(Gains) losses reclassified to sales	116.6	(45.2)	71.4	(4.5)	1.8	(2.7)
Gains reclassified to cost of sales	(6.3)	2.7	(3.6)	(80.5)	31.3	(49.2)
Gains reclassified to SG&A	(3.2)	0.7	(2.5)	(2.1)	0.5	(1.6)
Total other comprehensive loss	$(163.6)	$64.3	$(99.3)	$(231.6)	$72.0	$(159.6)

NOTE 10:	FAIR VALUE MEASUREMENTS
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of June 29, 2014 and December 29, 2013:

	June 29, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$2.6	$2.8	$—	$5.4	$0.2	$4.9	$—	$5.1
Foreign exchange contracts	—	0.5	—	0.5	—	1.2	—	1.2
Bond securities	19.5	—	—	19.5	19.8	—	—	19.8
Insurance contracts	—	68.4	—	68.4	—	65.8	—	65.8
Total	$22.1	$71.7	$—	$93.8	$20.0	$71.9	$—	$91.9

Liabilities
Derivatives:
Commodity contracts	$150.6	$50.1	$—	$200.7	$15.1	$5.4	$—	$20.5
Foreign exchange contracts	—	0.1	—	0.1	—	0.2	—	0.2
Total	$150.6	$50.2	$—	$200.8	$15.1	$5.6	$—	$20.7

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the six months ended June 29, 2014, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.
Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of June 29, 2014 and December 29, 2013.

	June 29, 2014		December 29, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$3,245.5	$3,093.9	$3,120.2	$3,020.1

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
North Carolina Nuisance Litigation
As previously disclosed in our Transition Report on Form 10-K for the eight months ended December 29, 2013 and Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2014, in July, August and September 2013, 25 complaints were filed in the Superior Court of Wake County, North Carolina by 479 individual plaintiffs against Smithfield and our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. All 25 complaints stem from previously disclosed requests for pre-litigation mediation of farm nuisance disputes filed in Wake County, North Carolina in early July 2013. On April 15, 2014, an additional request for pre-litigation mediation of farm nuisance dispute was filed against the Company and Murphy-Brown in Duplin County, North Carolina on behalf of 35 claimants, at least some of whom appear to be claimants in the Wake County proceedings. The Company believes that the claims are unfounded and intends to defend the suits vigorously.

Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1—Summary of Significant Accounting Policies in our Transition Report on Form 10-K for the eight months ended December 29, 2013. We established a reserve estimating our expenses to defend against these and similar potential claims on the opening balance sheet upon the Merger. Consequently, expenses and other liabilities associated with these claims for subsequent periods will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Given that this matter is in its very preliminary stages and given the inherent uncertainty of the outcome for these and similar potential claims, we cannot estimate the reasonably possible loss or range of loss for these loss contingencies outside the expenses we will incur to defend against these claims. We will continue to review whether an additional accrual is necessary and whether we have the ability to estimate the reasonably possible loss or range of loss for these matters.

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

Prior to the second quarter of 2014, we conducted our operations through four reportable segments: Pork, Hog Production, International and Corporate. Over the past several years, the Pork segment has undergone significant structural change and consolidation. In the second quarter of 2014, two of the largest Pork segment operating companies, The Smithfield Packing Company, Inc. and Farmland Foods, Inc., merged to form Smithfield Farmland Corp (Smithfield Farmland). With this merger, only two large operating companies remain; Smithfield Farmland, which produces both fresh pork and packaged meats, and John Morrell Food Group, which is predominately a packaged meats company. Based on the evolution of the Pork segment over the past several years and the recent merger of Smithfield Farmland, the former Pork segment has been reorganized from an independent operating company structure to a product division structure to more closely align with the way in which the chief operating decision maker views the business, assesses segment performance and allocates resources. Therefore, the former Pork segment now consists of two reportable segments; the Fresh Pork segment and the Packaged Meats segment. As such, beginning with the second quarter of 2014, our reportable segments are: Fresh Pork, Packaged Meats, Hog Production,

International and Corporate. The changes to our reportable segments have been applied retrospectively for all periods presented.

The Fresh Pork segment consists of our U.S. fresh pork operations. The Packaged Meats segment consists of our U.S. packaged meats operations. The Hog Production segment consists of our U.S. hog production operations. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments.

The following table presents sales and operating profit (loss) by segment for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)		(in millions)
Sales:
Segment sales—
Fresh Pork	$1,605.8	$1,324.4	$2,992.9	$2,511.6
Packaged Meats	1,728.2	1,450.5	3,276.7	3,045.0
Hog Production	857.0	857.4	1,706.5	1,691.4
International	426.0	382.8	800.7	733.1
Total segment sales	4,617.0	4,015.1	8,776.8	7,981.1
Intersegment sales—
Fresh Pork	(14.8)	(10.7)	(29.2)	(20.8)
Packaged Meats	(0.1)	(0.2)	(0.1)	(0.9)
Hog Production	(777.8)	(656.5)	(1,491.2)	(1,274.7)
International	(10.3)	(9.9)	(20.2)	(20.0)
Total intersegment sales	(803.0)	(677.3)	(1,540.7)	(1,316.4)
Consolidated sales	$3,814.0	$3,337.8	$7,236.1	$6,664.7

Operating profit (loss):
Fresh Pork	$29.7	$(18.9)	$88.6	$2.9
Packaged Meats	97.5	111.8	218.8	218.8
Hog Production	129.0	30.6	138.5	(29.8)
International	33.9	3.5	70.8	17.8
Corporate	(29.9)	(37.2)	(60.1)	(61.1)
Consolidated operating profit	$260.2	$89.8	$456.6	$148.6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following information in conjunction with the unaudited consolidated condensed financial statements and the related notes in this Quarterly Report and the audited financial statements and the related notes as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Transition Report on Form 10-K for the eight months ended December 29, 2013. On September 26, 2013, we merged with a wholly owned subsidiary of WH Group in a transaction accounted for as a business combination. Unless the context otherwise requires, all references to “Successor” refer to Smithfield Foods, Inc. and all its subsidiaries for the period subsequent to the Merger. All references to “Predecessor” refer to Smithfield Foods, Inc. and all its subsidiaries for all periods prior to the Merger.
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
We conduct our operations through five reportable segments: Fresh Pork, Packaged Meats, Hog Production, International and Corporate. See Note 12—Reportable Segments for additional information about changes to our reportable segments during the current quarter.
The Fresh Pork segment consists of our U.S. fresh pork operations. The Packaged Meats segment consists of our U.S. packaged meats operations. The Hog Production segment consists of our U.S. hog production operations. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments.

Second Quarter Summary of Results

Net income for the three months ended June 29, 2014 was $142.9 million compared to net income of $32.4 million in the three months ended June 30, 2013. The following summarizes the operating results of each of our reportable segments and other significant changes impacting net income for the three months ended June 29, 2014 compared to net income for the three months ended June 30, 2013:

▪	Fresh Pork operating profit increased by $48.6 million primarily as a result of higher fresh pork market prices.

▪	Packaged Meats operating profit decreased by $14.3 million as raw material costs increased significantly and could not fully be passed on to customers.

▪	Hog Production operating profit increased $98.4 million primarily as a result of significantly higher live hog market prices and lower feed costs.

▪
International operating profit increased by $30.4 million due to higher sales and lower raw material costs in our European operations as well as an increase in equity income from our joint ventures in Mexico.

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

Renewable Fuel Standard

The federal Renewable Fuel Standard (RFS) program requires that bio-fuels be blended into transportation fuels at ever-increasing volumes up to 36 billion gallons in 2030.  In October 2010, the Environmental Protection Agency (EPA) granted a “partial waiver” to a statutory bar under the Clean Air Act prohibiting fuel manufacturers from introducing fuel additives that are not “substantially similar” to those already approved and in use for vehicles of model year (MY) 1975 or later.  Prior to EPA's decision, the ethanol content of gasoline in the United States was limited to 10 percent (E10), which created a barrier, commonly referred to as the "blendwall," to the expansion of blended bio-fuels as prescribed by the RFS.  The EPA's "partial waiver" allows fuel manufacturers to increase the ethanol content of gasoline to 15 percent (E15) for use in MY 2007 and newer light-duty motor vehicles, including passenger cars, light-duty trucks and medium-duty passenger vehicles. In January 2011, the EPA granted another partial waiver authorizing E15 use in MY 2001-2006 light-duty motor vehicles. Judicial challenges to these rulemakings by a coalition of industry groups were dismissed.

On November 15, 2013, the EPA proposed volume requirements and associated percentage standards that would apply under the RFS program in calendar year 2014 for cellulosic bio-fuel, biomass-based diesel, advanced bio-fuel and total renewable fuel. EPA’s proposal reduces the volume of renewable fuels mandated by statute and reflects EPA’s current estimate of what will actually be produced in 2014.   EPA’s proposal reflects a concern that existing transportation infrastructure is unprepared for higher blends of bio-fuels in transportation fuels such as E15 and that the reduction in required volumes will maintain a blending percentage at E10 through 2014.  EPA will consider public comments before setting the final standard. Recent comments by senior EPA officials suggest that the final 2014 standard will include higher volumes than the November 2013 proposal due in part to greater overall domestic consumption of transportation fuel. However, it is expected that the final volumes will continue to maintain overall blending volumes at E10. Although the long-term impact of the RFS is currently unknown, studies have shown that expanded corn-based ethanol production has driven up the price of livestock feed and led to commodity-price volatility. We cannot presently assess the full economic impact of the RFS program on the meat processing industry or on our operations.
Country of Origin Labeling
Following a World Trade Organization (WTO) panel ruling on a complaint by Canada and Mexico that existing U.S. country- of-origin labeling (COOL) requirements violated the United States’ WTO obligations, USDA published a new rule effective May 23, 2013, Mandatory Country of Origin Labeling of Beef, Pork, Lamb, Chicken, Goat Meat, Wild and Farm-Raised Fish and Shellfish, Perishable Agricultural Commodities, Peanuts, Pecans, Ginseng, and Macadamia Nuts. 78 Fed. Reg. 31367 (May 24, 2013) (the 2013 Rule). The 2013 Rule requires, in part, that labels on covered meat products must list separately, in sequence, the specific country where the animal was "born," the country where it was "raised," and the country where it was "slaughtered." The rule also prohibits combining or commingling of meats with different "Born, Raised, and Slaughtered" combinations in the same package at retail.

On March 28, 2014 and on July 29, 2014, the U.S. Court of Appeals for the District of Columbia Circuit rejected a judicial challenge to these rulemakings by a coalition of industry groups. The Canadian and Mexican governments are also challenging the 2013 Rule before the Dispute Settlement Body of the WTO. If the Canadian and Mexican WTO challenge is successful, then USDA will be faced with the choice of re-formulating another country of origin regulation, seeking amendments to the underlying statute, or subjecting U.S. industries to substantial retaliatory tariffs. Although the long-term impact of COOL is currently unknown, industry groups have indicated that the rules impose additional costs on the industry including costs associated with segregation of livestock, record-keeping and new packaging and labeling along with potential retaliatory trade measures under WTO rules. We cannot presently assess the full economic impact of COOL on the meat processing industry or on our operations.

Outlook
The commodity markets affecting our business fluctuate on a daily basis. In this operating environment, it is difficult to forecast industry trends and conditions. The outlook statements that follow must be viewed in this context.
Market fundamentals continue to be supportive of our business on a number of fronts. Domestic protein demand is impressive. Although Russia has banned US pork imports, international demand from other countries remains strong. This, combined with lower domestic protein production, should support high hog and pork prices for the duration of 2014 and beyond. Notwithstanding a bullish hog production outlook, PEDv concerns seem to have thwarted market expansion for now. In addition, corn is currently trading at the lowest level in three years. This should translate into normalized fresh pork margins and high, above normalized hog production margins in 2014.

We remain focused on maximizing our existing business through increased consumer marketing programs, product innovation and capital investment to further establish ourself as a leader in consumer packaged meats. We expect to deliver packaged meats margins in the normalized range in 2014. We see enormous growth potential for our US business through organic improvement, particularly in packaged meats.

Synergy opportunities with WH Group are advancing. For example, Smithfield branded premium chilled fresh pork sold at Smithfield kiosks in Mainland China has been well received by consumers with strong sales and customer traffic. We opened three new kiosks in July, bringing our total number of kiosks to 21, and plan to continue to expand throughout China to cover the major first-tier and second-tier cities by the end of the year. The early success of our Smithfield kiosks in China underscores the synergistic effect of our merger with WH Group.

As part of WH Group’s global platform, we will continue to create value through organic growth and synergy initiatives, while leveraging the benefits of positive market fundamentals in the US.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The tables presented below compare our results of operations for the three and six months ended June 29, 2014 and June 30, 2013. As used in the tables, "NM" means "not meaningful."
Three Months Ended June 29, 2014 and June 30, 2013

	Successor	Predecessor
	Three Months Ended
	June 29, 2014	June 30, 2013	% Change
	(in millions)
Sales	$3,814.0	$3,337.8	14%
Cost of sales	3,345.5	3,031.6	10%
Gross profit	468.5	306.2	53%
Selling, general and administrative expenses	219.2	213.9	2%
(Income) loss from equity method investments	(10.9)	2.5	(536)%
Operating profit	260.2	89.8	190%
Interest expense	40.4	44.9	(10)%
Income before income taxes	219.8	44.9	390%
Income tax expense	76.9	12.5	515%
Net income	$142.9	$32.4	341%

Sales and gross profit

▪	Sales increased primarily as a result of higher domestic pork market prices.

▪	Gross profit increased primarily as a result of higher sales and lower hog raising costs, which more than offset the increase in pork processing raw material costs.
Selling, general and administrative expenses (SG&A)

▪
The increase in SG&A is primarily attributable to higher variable compensation expenses stemming from higher year-over-year operating results and an increase in professional fees. These increases in SG&A were partially offset by lower pension expense.

Income from equity method investments

▪	The increase in profitability in the current year is primarily driven by higher hog prices in Mexico.
Income tax expense

▪
Our effective tax rate was 35% and 28% for the three months ended June 29, 2014 and June 30, 2013, respectively. For the three months ended June 29, 2014, taxable income relative to permanent items, the mix of income between jurisdictions, and the expiration of certain federal tax credits as of December 31, 2013 impacted the effective tax rate. The three months ended June 30, 2013 were impacted by income relative to permanent items, the mix of income between jurisdictions, state income tax credits and federal legislation during that period that reinstated certain federal tax credits retroactively to January 1, 2012.

Six Months Ended June 29, 2014 and June 30, 2013

	Successor	Predecessor
	Six Months Ended
	June 29, 2014	June 30, 2013	% Change
	(in millions)
Sales	$7,236.1	$6,664.7	9%
Cost of sales	6,370.9	6,099.5	4%
Gross profit	865.2	565.2	53%
Selling, general and administrative expenses	434.6	421.9	3%
Income from equity method investments	(26.0)	(5.3)	(391)%
Operating profit	456.6	148.6	207%
Interest expense	81.2	87.7	(7)%
Non-operating gain	(1.1)	—	NM
Income before income taxes	376.5	60.9	518%
Income tax expense	128.3	10.3	NM
Net income	$248.2	$50.6	391%

Sales and gross profit

▪	Sales increased primarily as a result of higher domestic pork market prices.

▪	Gross profit increased primarily as a result of higher sales and lower hog raising costs, which more than offset the increase in pork processing raw material costs.
Selling, general and administrative expenses (SG&A)

▪
The increase in SG&A is primarily attributable to higher variable compensation expenses stemming from higher year-over-year operating results and an increase in professional fees. These increases in SG&A were partially offset by lower pension expense.

Income from equity method investments

▪	The increase in profitability in the current year is primarily driven by higher hog prices in Mexico.
Income tax expense

▪
Our effective tax rate was 34% and 17% for the six months ended June 29, 2014 and June 30, 2013, respectively. For the six months ended June 29, 2014, taxable income relative to permanent items, the mix of income between jurisdictions, and the expiration of certain federal tax credits as of December 31, 2013 impacted the effective tax rate. The six months ended June 30, 2013 were impacted by income relative to permanent items, the mix of income between jurisdictions, state income tax credits and federal legislation during that period that reinstated certain federal tax credits retroactively to January 1, 2012.

Segment Results
The following information reflects the results from each respective segment for the three and six months ended June 29, 2014 and June 30, 2013.
Three Months Ended June 29, 2014 and June 30, 2013

	Successor	Predecessor
	Three Months Ended
	June 29, 2014	June 30, 2013	% Change
	(in millions)
Sales:
Fresh Pork	$1,605.8	$1,324.4	21%
Packaged Meats	1,728.2	1,450.5	19%
Hog Production	857.0	857.4	—
International	426.0	382.8	11%
Total segment sales	4,617.0	4,015.1	15%
Intersegment sales	(803.0)	(677.3)	19%
Consolidated sales	$3,814.0	$3,337.8	14%

Operating profit (loss):
Fresh Pork	$29.7	$(18.9)	257%
Packaged Meats	97.5	111.8	(13)%
Hog Production	129.0	30.6	322%
International	33.9	3.5	869%
Corporate	(29.9)	(37.2)	20%
Consolidated operating profit	$260.2	$89.8	190%
Fresh Pork

▪	Current year sales and operating profit increased due to higher fresh pork market prices which more than offset higher raw material costs.
Packaged Meats

▪	Current year sales increased 19% due to a 13% increase in average selling prices and a 6% increase in volume, primarily attributable to the timing of Easter.

▪	Operating profit in the current year decreased as raw material costs increased significantly and could not fully be passed on to customers.
Hog Production

▪
Sales were relatively unchanged from the prior year as the impact of higher domestic live hog market prices was offset by lower sales volumes. PEDv was a significant factor in the volume decline and significantly impacted the market prices.

▪	Current year operating profit benefited from a 30% increase in domestic live hog market prices and lower feed costs.
International

▪
Sales were positively impacted by a 12% increase in volume which was partially offset by a 6% decrease in local currency average selling prices. These changes were driven primarily by a 17% increase in hogs processed in Poland. The effects of foreign currency translation also positively impacted sales by approximately $21 million.

▪	Current year operating profit was positively impacted by higher sales and lower feed costs in Europe along with higher equity income from our Mexican joint ventures.

Corporate

▪	Operating results in the Corporate segment were improved from last year, which included acquisition related expenses associated with the WH Group and Kansas City Sausage transactions.
Six Months Ended June 29, 2014 and June 30, 2013

	Successor	Predecessor
	Six Months Ended
	June 29, 2014	June 30, 2013	% Change
	(in millions)
Sales:
Fresh Pork	$2,992.9	$2,511.6	19%
Packaged Meats	3,276.7	3,045.0	8%
Hog Production	1,706.5	1,691.4	1%
International	800.7	733.1	9%
Total segment sales	8,776.8	7,981.1	10%
Intersegment sales	(1,540.7)	(1,316.4)	17%
Consolidated sales	$7,236.1	$6,664.7	9%

Operating profit (loss):
Fresh Pork	$88.6	$2.9	NM
Packaged Meats	218.8	218.8	—
Hog Production	138.5	(29.8)	565%
International	70.8	17.8	298%
Corporate	(60.1)	(61.1)	2%
Consolidated operating profit	$456.6	$148.6	207%
Fresh Pork

▪	Current year sales and operating profit increased due to higher fresh pork market prices which more than offset higher raw material costs.
Packaged Meats

▪	Current year sales increased 8% due to a 10% increase in average selling prices and 2% lower volumes.

▪	Operating profit in the current year was unchanged as we were able to pass higher raw material costs to customers.
Hog Production

▪
Sales were relatively unchanged from the prior year as the impact of higher domestic live hog market prices was offset by lower sales volumes. PEDv was a significant factor in the volume decline and significantly impacted the market prices.

▪	Current year operating profit benefited from a 23% increase in domestic live hog market prices and lower feed costs.
International

▪
Sales were positively impacted by a 19% increase in volume which was partially offset by an 11% decrease in average selling prices. These changes were driven largely by a 17% increase in hogs processed in Poland. The effects of foreign currency translation also positively impacted sales by approximately $24 million.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of June 29, 2014, our liquidity position was approximately $1.0 billion, comprised of approximately $930.0 million in availability under our credit facilities and $109.4 million in cash and cash equivalents.
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

Credit Facilities

	Successor
	June 29, 2014
Facility	Capacity	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$1,025.0	$—	$(200.0)	$825.0
Securitization Facility	275.0	(98.8)	(155.0)	21.2
International facilities	140.8	—	(57.0)	83.8
Total credit facilities	$1,440.8	$(98.8)	$(412.0)	$930.0
Cash Flows
Operating Activities

	Successor	Predecessor
	Six Months Ended
	June 29, 2014	June 30, 2013
	(in millions)
Net cash flows from operating activities	$(74.2)	$(92.1)

The following items explain the significant changes in cash flows from operating activities:

▪	Cash received from customers increased due to higher domestic fresh pork market prices.

▪	Cash paid for grain purchased by the Hog Production segment decreased approximately $459.3 million from the prior year.

▪	In the current year, we paid $204.6 million for the settlement of derivative contracts and for margin requirements compared to $51.2 million in the prior year.

▪	Cash paid to outside hog supplier increased due to a 23% increase in average domestic live hog prices.

▪	The current year included net tax payments of $82.2 million for domestic income taxes as compared to net refunds of $2.8 million in the prior year.

▪	Cash interest payments increased approximately $12.0 million.

Investing Activities

	Successor	Predecessor
	Six Months Ended
	June 29, 2014	June 30, 2013
	(in millions)
Capital expenditures	$(98.5)	$(149.9)
Business acquisitions	(11.0)	(32.7)
Net proceeds (expenditures) from breeding stock transactions	9.7	(11.2)
Proceeds from the sale of property, plant and equipment	2.3	3.4
Other	3.4	(0.3)
Net cash flows from investing activities	$(94.1)	$(190.7)

The following items explain the significant investing activities for the six months ended June 29, 2014 and June 30, 2013:

▪
Capital expenditures during both years primarily related to plant and hog farm improvement projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

▪	In May 2013, we paid $32.7 million, net of cash acquired, for a 50% interest in Kansas City Sausage Company, LLC (KCS).

▪	In April 2014, KCS bought a meat processing business for $11.0 million.
Financing Activities

	Successor	Predecessor
	Six Months Ended
	June 29, 2014	June 30, 2013
	(in millions)
Proceeds from the issuance of long-term debt	$13.0	$200.0
Principal payments on long-term debt and capital lease obligations	(27.7)	(59.7)
Proceeds from Securitization Facility	185.0	200.0
Payments on Securitization Facility	(135.0)	(30.0)
Net proceeds (payments) on revolving credit facilities	48.3	204.3
Other	(0.5)	2.1
Net cash flows from financing activities	$83.1	$516.7

The following items explain the significant financing activities for the six months ended June 29, 2014 and June 30, 2013:

▪
In the current year, we drew $55.0 million on our Inventory Revolver and $50.0 million, net of repayments, on our Securitization Facility, primarily to cover margin requirements on our commodity derivative contracts.

▪	In May 2013, we repaid the remaining outstanding principal amount on our 7.75% senior unsecured notes totaling $55.0 million.

▪
In the prior year, we drew $225.0 million on our Inventory Revolver and $170.0 million, net of repayments, on our Securitization Facility as well as issued $200.0 million in long-term debt to repay the aforementioned notes and for working capital needs.

Interest Rate Spread
As of June 29, 2014, the interest rate on borrowings under the Inventory Revolver and the Securitization Facility were LIBOR plus 3.25% and the lender's cost of funds of 0.20% plus 1.15%, respectively. The Inventory Revolver interest rate spread is based on a pricing-level grid in the agreement and is determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement, dated as of June 9, 2011, among the Company, specified subsidiaries of the Company, Rabobank Nederland, New York Branch, as Administrative Agent, specified lenders, and other specified agents and arrangers, as amended).
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
As of June 29, 2014, we continued to guarantee $8.9 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

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

In January 2014, we announced the recommendation that all of our contract sow growers join us in converting their facilities to group housing systems for pregnant sows. We asked contract sow growers to convert by 2022 and offered a sliding scale of incentives to accelerate that timetable through the receipt of contract extensions upon completion of the conversion.

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments" in our Transition Report on Form 10-K for the eight months ended December 29, 2013. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the six months ended June 29, 2014, margin deposits ranged from $38.5 million to $382.0 million. The average daily amount on deposit with our brokers during the six months ended June 29, 2014 was $190.2 million. As of June 29, 2014, the net amount on deposit with our brokers was $252.2 million.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our experience and our understanding of the current facts and circumstances. Actual results could differ from those estimates. There have been no significant updates to our critical accounting policies and estimates described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Transition Report on Form 10-K for the eight months ended December 29, 2013.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These risks and uncertainties include, but are not limited to, the availability and prices of live hogs, feed ingredients (including corn), raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, adverse weather conditions, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to realize the anticipated strategic benefits of the acquisition of Smithfield Foods, Inc. by WH Group, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under Part I, Item 1A. "Risk Factors" in Smithfield's Transition Report on Form 10-K for the eight months ended December 29, 2013. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For complete quantitative and qualitative disclosures about market risk affecting the Company, see "Item 7A. Qualitative and Quantitative Disclosures About Market Risk" in our Transition Report on Form 10-K for the eight months ended December 29, 2013. The following table presents the sensitivity of the fair value of our open commodity contracts and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of June 29, 2014 and December 29, 2013.

	June 29, 2014	December 29, 2013
	(in millions)
Grains	$50.9	$29.9
Livestock	168.7	27.9
Energy	3.5	5.2
Foreign currency	3.6	5.8

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 29, 2014. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of June 29, 2014.
There were no changes in our internal control over financial reporting during our three months ended June 29, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes with respect to the legal proceedings disclosed in our Transition Report on Form 10-K for the eight months ended December 29, 2013 and our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2014.

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
Second Amended and Restated Receivables Sale Agreement, dated as of April 28, 2014, among the Company, SFFC, Inc., Smithfield of Canada, Ltd., Smithfield Farmland Sales Corp., Patrick Cudahy, LLC, Premium Pet Health, LLC, John Morrell & Co., Smithfield Global Products, Inc., Smithfield Specialty Foods Group, LLC, Armour-Eckrich Meats LLC and Smithfield Receivables Funding LLC (filed herewith).

Exhibit 10.2	—
Second Amended and Restated Credit and Security Agreement, dated as of April 28, 2014, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party thereto (filed herewith).

Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Kenneth M. Sullivan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 101	—
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smithfield Foods, Inc.

/s/ KENNETH M. SULLIVAN
Kenneth M. Sullivan Chief Financial Officer
Date: August 11, 2014