Form 10-Q
period 2014-09-28
SMITHFIELD FOODS INC
filed 2014-11-07
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

At November 7, 2014, 1,000 shares of the registrant's Common Stock (no par value per share) were outstanding.

SMITHFIELD FOODS, INC.
TABLE OF CONTENTS

		PAGE
	PART I-FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Consolidated Condensed Statements of Income—Three and Nine Months Ended September 28, 2014 (Successor) and September 26, 2013 (Predecessor)	3

	Consolidated Condensed Statements of Comprehensive Income—Three and Nine Months Ended September 28, 2014 (Successor) and September 26, 2013 (Predecessor)	4

	Consolidated Condensed Balance Sheets—September 28, 2014 and December 29, 2013	5

	Consolidated Condensed Statements of Cash Flows—Nine Months Ended September 28, 2014 (Successor) and September 26, 2013 (Predecessor)	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

	PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

SIGNATURES		37

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions and unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 28, 2014	September 26, 2013	September 28, 2014	September 26, 2013

Sales	$3,702.3	$3,337.2	$10,938.4	$10,001.9
Cost of sales	3,248.3	3,048.6	9,619.2	9,148.1
Gross profit	454.0	288.6	1,319.2	853.8
Selling, general and administrative expenses	218.4	194.7	653.0	616.6
Merger related costs	—	18.0	—	18.0
Income from equity method investments	(14.5)	(2.7)	(40.5)	(8.0)
Operating profit	250.1	78.6	706.7	227.2
Interest expense	39.3	33.6	120.5	121.3
Non-operating gain	—	—	(1.1)	—
Income before income taxes	210.8	45.0	587.3	105.9
Income tax expense	55.5	9.6	183.8	19.9
Net income	$155.3	$35.4	$403.5	$86.0

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 28, 2014	September 26, 2013	September 28, 2014	September 26, 2013

Net income	$155.3	$35.4	$403.5	$86.0

Other comprehensive income (loss), net of tax:
Foreign currency translation	(78.2)	48.1	(76.7)	5.6
Pension accounting	—	9.5	—	(31.9)
Hedge accounting	4.5	(24.4)	(96.3)	(100.1)
Total other comprehensive income (loss)	(73.7)	33.2	(173.0)	(126.4)

Comprehensive income (loss)	$81.6	$68.6	$230.5	$(40.4)

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	September 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$58.8	$193.4
Accounts receivable, net	868.4	810.9
Inventories	2,393.9	2,274.7
Prepaid expenses and other current assets	181.4	225.1
Total current assets	3,502.5	3,504.1

Property, plant and equipment, net	2,723.3	2,745.9
Goodwill	1,667.0	1,622.5
Investments	506.9	496.5
Intangible assets, net	1,391.0	1,405.8
Other assets	150.5	180.0
Total assets	$9,941.2	$9,954.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$37.2	$48.5
Accounts payable	473.9	614.4
Accrued expenses and other current liabilities	678.7	632.7
Total current liabilities	1,189.8	1,295.6

Long-term debt and capital lease obligations	3,033.6	2,997.4
Other liabilities	1,202.5	1,381.4

Redeemable noncontrolling interests	49.4	48.6

Commitments and contingencies

Equity:
Shareholder's equity:
Common stock, no par value, 1,000 shares authorized; 1,000 issued and outstanding	—	—
Additional paid-in capital	4,160.8	4,157.4
Retained earnings	438.2	34.7
Accumulated other comprehensive income (loss)	(134.0)	39.0
Total shareholder's equity	4,465.0	4,231.1
Noncontrolling interests	0.9	0.7
Total equity	4,465.9	4,231.8
Total liabilities and equity	$9,941.2	$9,954.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Successor	Predecessor
	Nine Months Ended
	September 28, 2014	September 26, 2013

Cash flows from operating activities:
Net income	$403.5	$86.0
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	172.1	188.9
Income from equity method investments	(40.5)	(8.0)
Changes in operating assets and liabilities and other, net	(531.0)	(368.0)
Net cash flows from operating activities	4.1	(101.1)

Cash flows from investing activities:
Capital expenditures	(187.8)	(241.0)
Business acquisitions	(11.0)	(33.7)
Net proceeds (expenditures) from breeding stock transactions	12.4	(11.3)
Proceeds from the sale of property, plant and equipment	2.6	3.7
Advance note and other	4.3	(10.4)
Net cash flows from investing activities	(179.5)	(292.7)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	13.0	200.0
Principal payments on long-term debt and capital lease obligations	(28.3)	(461.8)
Proceeds from Securitization Facility	255.0	200.0
Payments on Securitization Facility	(190.0)	(80.0)
Net proceeds (payments) on revolving credit facilities	(13.1)	461.4
Other	(0.5)	2.2
Net cash flows from financing activities	36.1	321.8

Effect of foreign exchange rate changes on cash	4.7	0.3
Net change in cash and cash equivalents	(134.6)	(71.7)
Cash and cash equivalents at beginning of period	193.4	322.2
Cash and cash equivalents at end of period	$58.8	$250.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Organization

Smithfield Foods, Inc., together with its subsidiaries ("Smithfield," "the Company," "we," "us" or "our"), is the largest hog producer and pork processor in the world. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We conduct our operations through five reportable segments: Fresh Pork, Packaged Meats, Hog Production, International and Corporate. See Note 12—Reportable Segments for additional information about changes to our reportable segments during the current year.

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

The consolidated condensed balance sheets, as of September 28, 2014 and December 29, 2013, reflect various fair value estimates and analyses resulting from applying the acquisition method of accounting as of the Merger Date, including work performed by third-party valuation specialists. This work was finalized during the third quarter of 2014 with no material adjustments.

Change in Fiscal Year End

On January 16, 2014, the Company elected to change its fiscal year end from the 52 or 53 week period which previously ended on the Sunday nearest April 30 to the 52 or 53 week period which ends on the Sunday nearest December 31. The change in fiscal year was made effective as of December 29, 2013. Accordingly, the three months ended September 28, 2014 correspond to the third quarter of 2014 and the three months ended September 26, 2013 correspond to the third quarter of 2013.

Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (ASU 2013-11). This update does not have a significant impact on our consolidated condensed balance sheet.

In May 2014, the FASB and International Accounting Standards Board (IASB) issued Accounting Standards Update 2014-09, Revenues from Contracts with Customers (ASU 2014-09). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers, except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The new guidance is effective for fiscal year and interim periods within those years beginning after December 15, 2016 and early adoption is not permitted. The guidance is not currently effective for us and has not been applied in this Form 10-Q. We are currently in the process of evaluating the potential impact of future adoption but at this time do not anticipate it will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASU 2014-15). The new guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.   The impact of adoption will not have a material effect on our consolidated financial statements.

NOTE 2:	INVENTORIES
Inventories consist of the following:

	September 28, 2014	December 29, 2013
	(in millions)
Fresh and packaged meats	$1,152.2	$956.7
Livestock	950.1	1,054.8
Grains	168.1	134.5
Manufacturing supplies	77.9	69.3
Other	45.6	59.4
Total inventories	$2,393.9	$2,274.7

NOTE 3:	DERIVATIVE FINANCIAL INSTRUMENTS
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counter-party agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of September 28, 2014, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.

We are exposed to losses in the event of nonperformance or nonpayment by counter parties under financial instruments. Although our counter parties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counter parties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counter parties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of September 28, 2014, we had no significant credit exposure on non-exchange traded derivative contracts. No significant concentrations of credit risk existed as of September 28, 2014.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate.

The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	September 28, 2014	December 29, 2013	September 28, 2014	December 29, 2013
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$2.0	$5.5	$139.0	$16.2
Livestock contracts	25.1	0.7	21.8	1.1
Foreign exchange contracts	—	0.6	0.3	—
Total	27.1	6.8	161.1	17.3

Derivatives using the "mark-to-market" method:
Grain contracts	12.3	0.6	1.7	1.1
Livestock contracts	9.3	2.8	1.9	9.5
Energy contracts	0.3	2.9	0.5	—
Foreign exchange contracts	0.1	0.6	0.1	0.2
Total	22.0	6.9	4.2	10.8
Total fair value of derivative instruments	$49.1	$13.7	$165.3	$28.1
The majority of our derivatives are exchange traded futures contracts held with brokers, subject to netting arrangements that are enforceable during the ordinary course of business. Additionally, we have a smaller portfolio of over-the-counter derivatives that are held by counterparties under netting arrangements found in typical master netting agreements. These agreements legally allow for net settlement in the event of bankruptcy. We offset the fair values of derivative assets and liabilities, along with the related cash collateral, that are executed with the same counterparty under these arrangements in the consolidated balance sheet. The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our consolidated condensed balance sheets and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities.

	September 28, 2014
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$49.0	$(33.9)	$15.1	$34.0	$49.1
Foreign exchange contracts	0.1	(0.1)	—	—	—
Total	$49.1	$(34.0)	$15.1	$34.0	$49.1
Liabilities:
Commodities	$164.9	$(33.9)	$131.0	$(118.3)	$12.7
Foreign exchange contracts	0.4	(0.1)	0.3	—	0.3
Total	$165.3	$(34.0)	$131.3	$(118.3)	$13.0

	December 29, 2013
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Amount Presented in the Condensed Consolidated Balance Sheet	Cash Collateral	Net Amount
	(in millions)
Assets:
Commodities	$12.5	$(7.4)	$5.1	$—	$5.1
Foreign exchange contracts	1.2	—	1.2	—	1.2
Total	$13.7	$(7.4)	$6.3	$—	$6.3
Liabilities:
Commodities	$27.9	$(7.4)	$20.5	$(15.6)	$4.9
Foreign exchange contracts	0.2	—	0.2	—	0.2
Total	$28.1	$(7.4)	$20.7	$(15.6)	$5.1
See Note 10—Fair Value Measurements for additional information about the fair value of our derivatives.

Hedge Accounting Method

Cash Flow Hedges

We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of September 28, 2014, we had no cash flow hedges for forecasted transactions beyond December 2015.

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

During the nine months ended September 28, 2014, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	42,575,000	99,580,000	Bushels
Soybean meal	346,500	827,300	Tons
Lean hogs	103,280,000	1,847,680,000	Pounds
Foreign currency (1)	15,144,435	33,413,152	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Three Months Ended		Three Months Ended
	September 28, 2014	September 26, 2013	September 28, 2014	September 26, 2013	September 28, 2014	September 26, 2013
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(159.5)	$(1.7)	$8.6	$3.5	$(4.7)	$(0.8)
Lean hog contracts	93.0	(35.5)	(83.5)	—	9.1	0.2
Foreign exchange contracts	(0.6)	0.5	0.1	(0.2)	—	—
Total	$(67.1)	$(36.7)	$(74.8)	$3.3	$4.4	$(0.6)

	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 28, 2014	September 26, 2013	September 28, 2014	September 26, 2013	September 28, 2014	September 26, 2013
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(122.0)	$(59.3)	$14.9	$84.0	$(5.0)	$(1.3)
Lean hog contracts	(217.1)	(14.3)	(200.1)	4.5	(8.7)	(0.6)
Foreign exchange contracts	(0.1)	0.4	3.3	1.9	—	—
Total	$(339.2)	$(73.2)	$(181.9)	$90.4	$(13.7)	$(1.9)

For the periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
As of September 28, 2014, there were deferred net losses of $99.0 million, net of tax of $62.9 million, in accumulated other comprehensive income (loss). We expect to reclassify $28.7 million ($17.5 million net of tax) of deferred net losses on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the amount of unrealized gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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

During the nine months ended September 28, 2014, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	450,000	8,200,000	Bushels
The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the periods indicated:

	Gains Recognized in Earnings on Derivative		Losses Recognized in Earnings on Related Hedged Item
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Three Months Ended
	September 28, 2014	September 26, 2013	September 28, 2014	September 26, 2013
	(in millions)		(in millions)
Commodity contracts	$5.9	$(2.5)	$(5.6)	$2.4

	Nine Months Ended		Nine Months Ended
	September 28, 2014	September 26, 2013	September 28, 2014	September 26, 2013
	(in millions)		(in millions)
Commodity contracts	$7.9	$0.8	$(7.3)	$(1.0)

We recognized gains of $0.7 million and $2.9 million for the three months ended September 28, 2014 and September 26, 2013, respectively, and gains of $0.7 million and $2.0 million for the nine months ended September 28, 2014 and September 26, 2013, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
Mark-to-Market Method
Derivative instruments that are not designated as a hedge, have been de-designated from a hedging relationship, or do not meet the criteria for hedge accounting are marked-to-market with the unrealized gains and losses together with actual realized gains and losses from closed contracts being recognized in current period earnings. Under the mark-to-market method, gains and losses are recorded in cost of sales for commodity contracts and SG&A for foreign exchange contracts.
During the nine months ended September 28, 2014, the range of notional volumes associated with open derivative instruments using the "mark-to-market" method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	600,000	414,600,000	Pounds
Corn	490,000	17,680,000	Bushels
Soybean meal	—	5,500	Tons
Soybeans	75,000	3,330,000	Bushels
Wheat	—	85,000	Bushels
Natural gas	8,030,000	11,040,000	Million BTU
Live cattle	—	80,000	Pounds
Diesel	—	1,722,000	Gallons
Propane	—	966,000	Gallons
Foreign currency (1)	6,377,390	47,619,816	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the "mark-to-market" method by type of derivative contract for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 28, 2014	September 26, 2013	September 28, 2014	September 26, 2013
	(in millions)		(in millions)
Commodity contracts	25.2	9.6	39.8	38.6
Foreign exchange contracts	—	(1.4)	(0.1)	(0.6)
Total	$25.2	$8.2	$39.7	$38.0

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

NOTE 4:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	September 28, 2014	December 29, 2013
		(in millions)
Campofrío Food Group (CFG) (1)	37%	$343.4	$351.4
Mexican joint ventures	50%	138.4	118.0
Other	Various	25.1	27.1
Total investments		$506.9	$496.5

——————————————

(1)	Beginning in June 2014, our investment in CFG is through our interest in Sigma & WH Europe, as defined below.
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

In June 2014, we finalized our shareholder agreement with Sigma creating a new entity called Sigma & WH Food Europe, S.L. (Sigma & WH Europe) to hold all shares of CFG owned by Sigma and the Company. At the formation of Sigma & WH Europe, both the Company and Sigma contributed all of our shares of CFG to Sigma & WH Europe. As of September 28, 2014, Sigma & WH Europe owned 98% of the outstanding shares of CFG. The Tender Offer and the shareholder agreement with Sigma had no impact on the book value of our investment in CFG.

(Income) loss from equity method investments consists of the following:

		Three Months Ended		Nine Months Ended
Equity Investment	Segment	September 28, 2014	September 26, 2013	September 28, 2014	September 26, 2013
		(in millions)		(in millions)
CFG (1)	International	$0.4	$(0.6)	$(2.8)	$(3.1)
Mexican joint ventures	International	(13.9)	(1.9)	(34.4)	(3.0)
All other equity method investments	Various	(1.0)	(0.2)	(3.3)	(1.9)
Income from equity method investments		$(14.5)	$(2.7)	$(40.5)	$(8.0)
——————————————

(1)
CFG prepares its financial statements in accordance with International Financial Reporting Standards. Our share of CFG’s results reflects U.S. GAAP adjustments and thus, there may be differences between the amounts we report for CFG and the amounts reported by CFG.

NOTE 5:	DEBT
Working Capital Facilities
As of September 28, 2014, we had aggregate credit facilities totaling $1.4 billion, including an inventory-based revolving credit facility totaling $1.025 billion (the Inventory Revolver), an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility) and international credit facilities totaling $120.4 million. As of September 28, 2014, our unused capacity under these credit facilities was $953.8 million.
As part of the Securitization Facility agreement, all accounts receivable of our major Pork segment subsidiaries are sold to a wholly owned "bankruptcy remote" special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of September 28, 2014, the SPV held $566.9 million of accounts receivable.

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
As of September 28, 2014, we continued to guarantee $8.0 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

NOTE 7:	INCOME TAXES
Our effective tax rate was 26% and 21% for the three months ended September 28, 2014 and September 26, 2013, respectively, and 31% and 19% for the nine months ended September 28, 2014 and September 26, 2013, respectively. For the three and nine months ended September 28, 2014, taxable income relative to permanent items, the mix of income between jurisdictions, and the expiration of certain federal tax credits as of December 31, 2013 impacted the effective tax rate. The three and nine months ended September 26, 2013 were impacted by income relative to permanent items, the mix of income between jurisdictions, state income tax credits and federal legislation during that period that reinstated certain federal tax credits retroactively to January 1, 2012.
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

NOTE 8:	PENSION PLANS
The components of net periodic pension cost consist of:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 28, 2014	September 26, 2013	September 28, 2014	September 26, 2013
	(in millions)		(in millions)
Service cost	$11.8	$13.6	$35.3	$38.4
Interest cost	21.1	19.7	63.2	57.9
Expected return on plan assets	(21.5)	(22.1)	(64.4)	(62.6)
Net amortization	—	15.8	—	43.4
Net periodic pension cost	$11.4	$27.0	$34.1	$77.1

NOTE 9:	EQUITY
Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss).

	Successor			Predecessor
	Three Months Ended
	September 28, 2014			September 26, 2013
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$(82.4)	$4.2	$(78.2)	$54.8	$(6.7)	$48.1

Pension accounting:
Amortization of actuarial losses and prior service credits reclassified to cost of sales	—	—	—	5.3	(2.3)	3.0
Amortization of actuarial losses and prior service credits reclassified to SG&A	—	—	—	11.1	(4.6)	6.5

Hedge accounting:
Losses arising during the period	(67.1)	26.1	(41.0)	(36.7)	14.3	(22.4)
Losses reclassified to sales	83.5	(32.5)	51.0	—	—	—
Gains reclassified to cost of sales	(8.6)	3.2	(5.4)	(3.5)	1.4	(2.1)
(Gains) losses reclassified to SG&A	(0.1)	—	(0.1)	0.2	(0.1)	0.1
Total other comprehensive income (loss)	(74.7)	1.0	(73.7)	31.2	2.0	33.2

	Successor			Predecessor
	Nine Months Ended
	September 28, 2014			September 26, 2013
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$(81.0)	$4.3	$(76.7)	$14.5	$(8.9)	$5.6

Pension accounting:
Actuarial loss	—	—	—	(93.9)	36.5	(57.4)
Amortization of actuarial losses and prior service credits reclassified to cost of sales	—	—	—	12.8	(5.2)	7.6
Amortization of actuarial losses and prior service credits reclassified to SG&A	—	—	—	29.8	(11.9)	17.9

Hedge accounting:
Losses arising during the period	(339.2)	132.1	(207.1)	(73.2)	28.6	(44.6)
(Gains) losses reclassified to sales	200.1	(77.7)	122.4	(4.5)	1.8	(2.7)
Gains reclassified to cost of sales	(14.9)	5.9	(9.0)	(84.0)	32.7	(51.3)
Gains reclassified to SG&A	(3.3)	0.7	(2.6)	(1.9)	0.4	(1.5)
Total other comprehensive loss	$(238.3)	$65.3	$(173.0)	$(200.4)	$74.0	$(126.4)

NOTE 10:	FAIR VALUE MEASUREMENTS
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our non-pension financial assets and liabilities that were measured at fair value on a recurring basis as of September 28, 2014 and December 29, 2013:

	September 28, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$15.1	$—	$—	$15.1	$0.2	$4.9	$—	$5.1
Foreign exchange contracts	—	—	—	—	—	1.2	—	1.2
Bond securities	19.4	—	—	19.4	19.8	—	—	19.8
Insurance contracts	—	70.2	—	70.2	—	65.8	—	65.8
Total	$34.5	$70.2	$—	$104.7	$20.0	$71.9	$—	$91.9

Liabilities
Derivatives:
Commodity contracts	$81.6	$49.4	$—	$131.0	$15.1	$5.4	$—	$20.5
Foreign exchange contracts	—	0.3	—	0.3	—	0.2	—	0.2
Total	$81.6	$49.7	$—	$131.3	$15.1	$5.6	$—	$20.7

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the nine months ended September 28, 2014, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.
Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of September 28, 2014 and December 29, 2013.

	September 28, 2014		December 29, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$3,124.0	$3,045.4	$3,120.2	$3,020.1

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
North Carolina Nuisance Litigation
As previously disclosed in our Transition Report on Form 10-K for the eight months ended December 29, 2013 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 30, 2014 and June 29, 2014, in July, August and September 2013, 25 complaints were filed in the Superior Court of Wake County, North Carolina by 479 individual plaintiffs against Smithfield and our wholly owned subsidiary, Murphy-Brown alleging causes of action for nuisance and related claims. All 25 complaints were dismissed without prejudice in September and October 2014.

On April 15, 2014, an additional request for pre-litigation mediation of farm nuisance dispute was filed against the Company and Murphy-Brown, in Duplin County, North Carolina on behalf of 35 claimants, at least some of whom appear to be claimants in the Wake County proceedings. The Company believes that the claims are unfounded and intends to defend the suits vigorously.

In August, September and October 2014, 25 complaints were filed in the Eastern District of North Carolina by 515 individual plaintiffs against our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. The complaints relate to operations on approximately 10 company-owned and 56 contract farms. All 25 complaints include causes of action for temporary nuisance and negligence and seek recovery of an unspecified amount of compensatory, special and punitive damages, as well as unspecified injunctive and equitable relief. A single complaint also includes a cause of action for trespass. Murphy-Brown is in the process of responding to the complaints in all 25 cases. All 25 complaints stem from the nuisance cases previously filed in the Superior Court of Wake County; approximately 263 of the 515 plaintiffs had claims pending in those cases. The Company believes that the claims are unfounded and intends to defend the claims vigorously.

Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1—Summary of Significant Accounting Policies in our Transition Report on Form 10-K for the eight months ended December 29, 2013. We established a reserve estimating our expenses to defend against these and similar potential claims on the opening balance sheet upon the Merger. Consequently, expenses and other liabilities associated with these claims for subsequent periods will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Given that these matters are in the very preliminary stages and given the inherent uncertainty of the outcome for these and similar potential claims, we cannot estimate the reasonably possible loss or range of loss for these loss contingencies outside the expenses we will incur to defend against these claims. We will continue to review whether an additional accrual is necessary and whether we have the ability to estimate the reasonably possible loss or range of loss for these matters.

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

The following table presents sales and operating profit (loss) by segment for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 28, 2014	September 26, 2013	September 28, 2014	September 26, 2013
	(in millions)		(in millions)
Sales:
Segment sales—
Fresh Pork	$1,444.3	$1,296.7	$4,437.2	$3,808.3
Packaged Meats	1,733.8	1,508.7	5,010.5	4,553.7
Hog Production	803.2	840.0	2,509.7	2,531.4
International	439.3	395.4	1,240.0	1,128.5
Total segment sales	4,420.6	4,040.8	13,197.4	12,021.9
Intersegment sales—
Fresh Pork	(13.6)	(11.2)	(42.8)	(31.9)
Packaged Meats	—	—	(0.1)	(0.9)
Hog Production	(694.4)	(682.7)	(2,185.6)	(1,957.4)
International	(10.3)	(9.7)	(30.5)	(29.8)
Total intersegment sales	(718.3)	(703.6)	(2,259.0)	(2,020.0)
Consolidated sales	$3,702.3	$3,337.2	$10,938.4	$10,001.9

Operating profit (loss):
Fresh Pork	$(12.5)	$(22.9)	$76.1	$(20.0)
Packaged Meats	111.3	77.6	330.1	296.4
Hog Production	139.6	48.5	278.1	18.7
International	40.3	17.3	111.1	35.1
Corporate	(28.6)	(41.9)	(88.7)	(103.0)
Consolidated operating profit	$250.1	$78.6	$706.7	$227.2

In connection with the Merger and the resulting new accounting basis, we recognized $1.7 billion of goodwill, which reflects the amount of the total consideration paid by WH Group that exceeded the fair value of the identifiable assets acquired, liabilities assumed and noncontrolling interests, including the impact of immaterial measurement period adjustments. The following represents our allocation of goodwill to our reportable segments as of the Merger Date:

Goodwill
Packaged Meats	$1,533.5
International	94.5
Fresh Pork	34.6
Hog Production	4.2
$1,666.8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We conduct our operations through five reportable segments: Fresh Pork, Packaged Meats, Hog Production, International and Corporate. See Note 12—Reportable Segments for additional information about changes to our reportable segments during the current year.
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

Third Quarter Summary of Results

Net income for the third quarter of 2014 was $155.3 million compared to net income of $35.4 million for the third quarter of 2013. The following summarizes the operating results of each of our reportable segments and other significant changes impacting net income for the third quarter of 2014 compared to net income for the third quarter of 2013:

▪	Fresh Pork operating loss improved by $10.4 million primarily as a result of higher fresh pork market prices.

▪	Packaged Meats operating profit increased by $33.7 million as a result of higher average selling prices.

▪	Hog Production operating profit increased $91.1 million primarily as a result of significantly higher live hog market prices and lower feed costs.

▪
International operating profit increased by $23.0 million due to higher sales volume and lower raw material costs in our European operations as well as an increase in equity income from our joint ventures in Mexico.

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

On March 28, 2014 and on July 29, 2014, the U.S. Court of Appeals for the District of Columbia Circuit rejected a judicial challenge to these rulemakings by a coalition of industry groups. The Canadian and Mexican governments challenged the 2013 Rule before the Dispute Settlement Body (DSB) of the WTO. On October 20, 2014, the DSB issued panel reports finding in favor of Canada and Mexico and against the United States' 2013 Rule. The U.S. Trade Representative is considering an appeal of the WTO determination. If the Canadian and Mexican WTO challenge is ultimately successful, then USDA will be faced with the choice of re-formulating another country of origin regulation, seeking amendments to the underlying statute from Congress, or subjecting U.S. industries to substantial retaliatory tariffs. Although the long-term impact of COOL is currently unknown, industry groups have indicated that the rules impose additional costs on the industry including costs associated with segregation of livestock, record-keeping and new packaging and labeling along with potential retaliatory trade measures under WTO rules. We cannot presently assess the full economic impact of COOL on the meat processing industry or on our operations.

Outlook
The commodity markets affecting our business fluctuate on a daily basis. In this operating environment, it is difficult to forecast industry trends and conditions. The outlook statements that follow must be viewed in this context.
We will continue to sharpen our strategic focus and drive operational improvements across our entire platform. Our most exciting growth prospect is the ongoing development of our packaged meats business. With the integration of two of our independent operating companies, we have improved our competitive cost structure and aligned our organization to better serve our customers’ needs. We will continue to strengthen our consumer-focused marketing programs and promote innovation to improve our product mix toward branded, value-added products. Consequently, we expect to deliver modest volume growth and very solid packaged meats margins, even in the midst of the highest raw materials cost we have ever experienced.

Barring a reemergence of PEDv, we could see modest pork production expansion in 2015, although lower prices should spur additional export demand. Identifying and executing synergistic opportunities with WH Group and Shuanghui, our sister company in China, also remains a priority and an opportunity to bolster profitability. At the same time, our cost structure should benefit from a record large U.S. corn and soybean crop. With the harvest well underway, corn and soybeans continue to trade near 5-year lows. All of this should allow us to maintain normalized fresh pork margins and above normalized hog production margins.

We believe a combination of operating initiatives and synergies should continue to fuel earnings for us for the remainder of 2014 and into 2015.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The tables presented below compare our results of operations for the three and nine months ended September 28, 2014 and September 26, 2013. As used in the tables, "NM" means "not meaningful."
Three Months Ended September 28, 2014 and September 26, 2013

	Successor	Predecessor
	Three Months Ended
	September 28, 2014	September 26, 2013	% Change
	(in millions)
Sales	$3,702.3	$3,337.2	11%
Cost of sales	3,248.3	3,048.6	7%
Gross profit	454.0	288.6	57%
Selling, general and administrative expenses	218.4	194.7	12%
Merger related costs	—	18.0	(100)%
Income from equity method investments	(14.5)	(2.7)	437%
Operating profit	250.1	78.6	218%
Interest expense	39.3	33.6	17%
Income before income taxes	210.8	45.0	368%
Income tax expense	55.5	9.6	478%
Net income	$155.3	$35.4	340%

Sales and gross profit

▪	Sales increased primarily as a result of higher domestic pork market prices.

▪	Gross profit increased primarily as a result of higher average selling prices and lower hog raising costs, which more than offset the increase in pork processing raw material costs.
Selling, general and administrative expenses (SG&A)

▪	The increase in SG&A is primarily attributable to higher variable compensation expenses stemming from higher year-over-year operating results, partially offset by lower pension expense.
Merger related costs

▪	We incurred approximately $18 million in professional fees during the prior year as a result of the Merger.
Income from equity method investments

▪	The increase in profitability in the current year is primarily driven by higher hog prices in Mexico.
Income tax expense

▪
Our effective tax rate was 26% and 21% for the three months ended September 28, 2014 and September 26, 2013, respectively. For the three months ended September 28, 2014, taxable income relative to permanent items, the mix of income between jurisdictions, and the expiration of certain federal tax credits as of December 31, 2013 impacted the effective tax rate. The three months ended September 26, 2013 were impacted by income relative to permanent items, the mix of income between jurisdictions, state income tax credits and federal legislation during that period that reinstated certain federal tax credits retroactively to January 1, 2012.

Nine Months Ended September 28, 2014 and September 26, 2013

	Successor	Predecessor
	Nine Months Ended
	September 28, 2014	September 26, 2013	% Change
	(in millions)
Sales	$10,938.4	$10,001.9	9%
Cost of sales	9,619.2	9,148.1	5%
Gross profit	1,319.2	853.8	55%
Selling, general and administrative expenses	653.0	616.6	6%
Merger related costs	—	18.0	(100)%
Income from equity method investments	(40.5)	(8.0)	406%
Operating profit	706.7	227.2	211%
Interest expense	120.5	121.3	(1)%
Non-operating gain	(1.1)	—	NM
Income before income taxes	587.3	105.9	455%
Income tax expense	183.8	19.9	824%
Net income	$403.5	$86.0	369%

Sales and gross profit

▪	Sales increased primarily as a result of higher domestic pork market prices.

▪	Gross profit increased primarily as a result of higher sales and lower hog raising costs, which more than offset the increase in pork processing raw material costs.
Selling, general and administrative expenses (SG&A)

▪	The increase in SG&A is primarily attributable to higher variable compensation expenses stemming from higher year-over-year operating results, partially offset by lower pension expense.
Merger related costs

▪	We incurred approximately $18 million in professional fees during the prior year as a result of the Merger.
Income from equity method investments

▪	The increase in profitability in the current year is primarily driven by higher hog prices in Mexico.
Income tax expense

▪
Our effective tax rate was 31% and 19% for the nine months ended September 28, 2014 and September 26, 2013, respectively. For the nine months ended September 28, 2014, taxable income relative to permanent items, the mix of income between jurisdictions, and the expiration of certain federal tax credits as of December 31, 2013 impacted the effective tax rate. The nine months ended September 26, 2013 were impacted by income relative to permanent items, the mix of income between jurisdictions, state income tax credits and federal legislation during that period that reinstated certain federal tax credits retroactively to January 1, 2012.

Segment Results
The following information reflects the results from each respective segment for the three and nine months ended September 28, 2014 and September 26, 2013.
Three Months Ended September 28, 2014 and September 26, 2013

	Successor	Predecessor
	Three Months Ended
	September 28, 2014	September 26, 2013	% Change
	(in millions)
Sales:
Fresh Pork	$1,444.3	$1,296.7	11%
Packaged Meats	1,733.8	1,508.7	15%
Hog Production	803.2	840.0	(4)%
International	439.3	395.4	11%
Total segment sales	4,420.6	4,040.8	9%
Intersegment sales	(718.3)	(703.6)	2%
Consolidated sales	$3,702.3	$3,337.2	11%

Operating profit (loss):
Fresh Pork	$(12.5)	$(22.9)	45%
Packaged Meats	111.3	77.6	43%
Hog Production	139.6	48.5	188%
International	40.3	17.3	133%
Corporate	(28.6)	(41.9)	32%
Consolidated operating profit	$250.1	$78.6	218%
Fresh Pork

▪	Current year sales increased 11% due to a 24% increase in average selling prices partially offset by a 10% decrease in volume.

▪	Current year operating loss improved to $2 per head from $3 per head due to higher fresh pork market prices, which more than offset higher raw material costs.

▪
We processed 6.1 million hogs in the third quarter of 2014, a decrease of 9% from the prior year, largely attributable to PEDv. However, average hog weights were up 4%, which helped to offset the overall decline in volume.

Packaged Meats

▪	Current year sales increased 15% due to a 11% increase in average selling prices and a 4% increase in volume. Current year sales volume totaled 630.4 million pounds.

▪	Current year operating profit improved to $.18 per pound from $.13 per pound due to higher average selling prices, which more than offset higher raw material costs.
Hog Production

▪
Current year sales decreased due to lower sales volumes partially offset by higher domestic live hog market prices. Head sold during the year amounted to 3.3 million hogs, a decrease of 13% from the prior year. PEDv was a significant factor in the volume decline and favorably impacted market prices.

▪	Current year operating profit benefited from a 17% increase in domestic live hog market prices and lower feed costs.

International

▪
Current year sales were positively impacted by a 14% increase in volume of 372.1 million pounds, primarily driven by a 12% increase in hogs processed in Europe, and partially offset by a 7% decrease in average selling prices. We processed 1.1 million hogs in the third quarter of 2014. The effects of foreign currency translation also positively impacted sales by approximately $19 million.

▪	Current year operating profit was positively impacted by higher sales and lower feed costs in Europe along with higher equity income from our Mexican joint ventures.
Corporate

▪	Operating results in the Corporate segment were improved from last year, which included acquisition related expenses as a result of the Merger.

Nine Months Ended September 28, 2014 and September 26, 2013

	Successor	Predecessor
	Nine Months Ended
	September 28, 2014	September 26, 2013	% Change
	(in millions)
Sales:
Fresh Pork	$4,437.2	$3,808.3	17%
Packaged Meats	5,010.5	4,553.7	10%
Hog Production	2,509.7	2,531.4	(1)%
International	1,240.0	1,128.5	10%
Total segment sales	13,197.4	12,021.9	10%
Intersegment sales	(2,259.0)	(2,020.0)	12%
Consolidated sales	$10,938.4	$10,001.9	9%

Operating profit (loss):
Fresh Pork	$76.1	$(20.0)	481%
Packaged Meats	330.1	296.4	11%
Hog Production	278.1	18.7	NM
International	111.1	35.1	217%
Corporate	(88.7)	(103.0)	14%
Consolidated operating profit	$706.7	$227.2	211%
Fresh Pork

▪	Current year sales increased 17% due to a 20% increase in average selling prices partially offset by a 3% decrease in volume.

▪	Current year operating profit improved to $4 per head from a loss of $1 per head due to higher fresh pork market prices, which more than offset higher raw material costs.

▪
We processed 19.6 million hogs in 2014, a decrease of 6% from the prior year, largely attributable to PEDv. However, average hog weights were up 4%, which helped to offset the overall decline in volume.

Packaged Meats

▪
Current year sales increased 10% due to higher average selling prices. Volumes were relatively unchanged from the prior year. Current year sales volume totaled 1.9 billion pounds, which remained relatively unchanged from prior year.

▪	Current year operating profit increased to $.17 per pound from $.15 due to higher average selling prices, which more than offset higher raw material costs.
Hog Production

▪
Current year sales were relatively unchanged from the prior year as the impact of higher domestic live hog market prices was offset by lower sales volumes. Head sold during the year amounted to 10.8 million, a decrease of 8% from the prior year. PEDv was a significant factor in the volume decline and significantly impacted the market prices.

▪	Current year operating profit benefited from a 21% increase in domestic live hog market prices and lower feed costs.
International

▪
Current year sales were positively impacted by a 18% increase in volume of 1.1 billion pounds, driven largely by a 13% increase in hogs processed in Europe, and partially offset by a 10% decrease in average selling prices. We processed 3.1 million hogs in 2014. The effects of foreign currency translation also positively impacted sales by approximately $44 million.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of September 28, 2014, our liquidity position was approximately $1.0 billion, comprised of approximately $953.8 million in availability under our credit facilities and $58.8 million in cash and cash equivalents.
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

Credit Facilities

	Successor
	September 28, 2014
Facility	Capacity	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$1,025.0	$—	$(145.0)	$880.0
Securitization Facility	275.0	(98.8)	(170.0)	6.2
International facilities	120.4	—	(52.8)	67.6
Total credit facilities	$1,420.4	$(98.8)	$(367.8)	$953.8
Cash Flows
Operating Activities

	Successor	Predecessor
	Nine Months Ended
	September 28, 2014	September 26, 2013
	(in millions)
Net cash flows from operating activities	$4.1	$(101.1)

The following items explain the significant changes in cash flows from operating activities:

▪	Cash received from customers increased due to higher average meat selling prices.

▪	Cash paid for grain and other ingredients purchased by the Hog Production segment decreased approximately $606.4 million from the prior year.

▪	Cash paid to outside hog suppliers increased due to a 21% increase in average domestic live hog prices.

▪	Cash paid to outside meat suppliers increased due to higher fresh meat market prices, particularly pork and beef.

▪	The current year included net tax payments of $102.8 million for domestic income taxes as compared to net refunds of $17.9 million in the prior year.

▪	In the current year, we paid $104.7 million for the settlement of derivative contracts and for margin requirements compared to $26.3 million in the prior year.

▪	Cash interest payments increased approximately $53.3 million.

Investing Activities

	Successor	Predecessor
	Nine Months Ended
	September 28, 2014	September 26, 2013
	(in millions)
Capital expenditures	$(187.8)	$(241.0)
Business acquisitions	(11.0)	(33.7)
Net proceeds (expenditures) from breeding stock transactions	12.4	(11.3)
Proceeds from the sale of property, plant and equipment	2.6	3.7
Advance note and other	4.3	(10.4)
Net cash flows from investing activities	$(179.5)	$(292.7)

The following items explain the significant investing activities for the nine months ended September 28, 2014 and September 26, 2013:

▪
Capital expenditures during both years primarily related to plant and hog farm improvement projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

▪	In April 2014, Kansas City Sausage Company, LLC (KCS) bought a meat processing business for $11.0 million.

▪
In 2013, we paid $33.7 million, net of cash acquired, for a 50% interest in KCS. Also, we advanced $10.0 million to the seller of KCS in exchange for a promissory note, which is secured by the remaining membership interests in KCS held by the seller.

Financing Activities

	Successor	Predecessor
	Nine Months Ended
	September 28, 2014	September 26, 2013
	(in millions)
Proceeds from the issuance of long-term debt	$13.0	$200.0
Principal payments on long-term debt and capital lease obligations	(28.3)	(461.8)
Proceeds from Securitization Facility	255.0	200.0
Payments on Securitization Facility	(190.0)	(80.0)
Net proceeds (payments) on revolving credit facilities	(13.1)	461.4
Other	(0.5)	2.2
Net cash flows from financing activities	$36.1	$321.8

The following items explain the significant financing activities for the nine months ended September 28, 2014 and September 26, 2013:

▪	In the current year, we drew $65.0 million, net of repayments, on our Securitization Facility, primarily to cover margin requirements on our commodity derivative contracts.

▪
In July 2013, we repaid the outstanding principal balance on our 4% senior unsecured convertible notes totaling $400.0 million, and in May 2013, we repaid the remaining outstanding principal amount on our 7.75% senior unsecured notes totaling $55.0 million.

▪
In the prior year, we drew $485.0 million, net of repayments, on our Inventory Revolver and $120.0 million, net of repayments, on our Securitization Facility as well as issued $200.0 million in long-term debt to repay the aforementioned notes and for working capital needs.

Interest Rate Spread
As of September 28, 2014, the interest rates on borrowings under the Inventory Revolver and the Securitization Facility were LIBOR plus 3.0% and the lender's cost of funds of 0.20% plus 1.15%, respectively. The Inventory Revolver interest rate spread is based on a pricing-level grid in the agreement and is determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement, dated as of June 9, 2011, among the Company, specified subsidiaries of the Company, Rabobank Nederland, New York Branch, as Administrative Agent, specified lenders, and other specified agents and arrangers, as amended).
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
As of September 28, 2014, we continued to guarantee $8.0 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

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

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments" in our Transition Report on Form 10-K for the eight months ended December 29, 2013. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the nine months ended September 28, 2014, margin deposits ranged from $38.5 million to $382.0 million. The average daily amount on deposit with our brokers during the nine months ended September 28, 2014 was $195.7 million. As of September 28, 2014, the net amount on deposit with our brokers was $152.3 million.

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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These risks and uncertainties include, but are not limited to, the availability and prices of live hogs, feed ingredients (including corn), raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, adverse weather conditions, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to realize the anticipated strategic benefits of the acquisition of Smithfield Foods, Inc. by WH Group, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under Part I, Item 1A. "Risk Factors" in our Transition Report on Form 10-K for the eight months ended December 29, 2013. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For complete quantitative and qualitative disclosures about market risk affecting the Company, see "Item 7A. Qualitative and Quantitative Disclosures About Market Risk" in our Transition Report on Form 10-K for the eight months ended December 29, 2013. The following table presents the sensitivity of the fair value of our open commodity contracts and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of September 28, 2014 and December 29, 2013.

	September 28, 2014	December 29, 2013
	(in millions)
Grains	$26.3	$29.9
Livestock	109.7	27.9
Energy	3.9	5.2
Foreign currency	3.3	5.8

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 28, 2014. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 28, 2014.
There were no changes in our internal control over financial reporting during the three months ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Other than the following matters, there have been no material changes with respect to the legal proceedings disclosed in our Transition Report on Form 10-K for the eight months ended December 29, 2013 and our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2014, nor have any significant new matters arisen during the three months ended September 28, 2014.

North Carolina Nuisance Litigation

As previously disclosed in our Transition Report on Form 10-K for the eight months ended December 29, 2013 and our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2014, in July, August and September 2013, 25 complaints were filed in the Superior Court of Wake County, North Carolina by 479 individual plaintiffs against Smithfield and our wholly owned subsidiary, Murphy-Brown alleging causes of action for nuisance and related claims. All 25 complaints were dismissed without prejudice in September and October 2014.

In August, September and October 2014, 25 complaints were filed in the Eastern District of North Carolina by 515 individual plaintiffs against our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. The complaints relate to operations on approximately 10 company-owned and 56 contract farms. All 25 complaints include causes of action for temporary nuisance and negligence and seek recovery of an unspecified amount of compensatory, special and punitive damages, as well as unspecified injunctive and equitable relief. A single complaint also includes a cause of action for trespass. Murphy-Brown is in the process of responding to the complaints in all 25 cases. All 25 complaints stem from the nuisance cases previously filed in the Superior Court of Wake County; approximately 263 of the 515 plaintiffs had claims pending in those cases. The Company believes that the claims are unfounded and intends to defend the suits vigorously.

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
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smithfield Foods, Inc.

/s/ KENNETH M. SULLIVAN
Kenneth M. Sullivan Chief Financial Officer
Date: November 7, 2014