Form 10-K
period 2014-12-28
SMITHFIELD FOODS INC
filed 2015-03-25
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the twelve months ended : December 28, 2014

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
Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 27, 2014, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant's shares is not determinable.
At March 25, 2015, 1,000 shares of the registrant’s Common Stock (no par value per share) were outstanding.

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
We conduct our operations through five reportable segments: Fresh Pork, Packaged Meats, Hog Production, International and Corporate. The Fresh Pork segment consists of our U.S. fresh pork operations. The Packaged Meats segment consists of our U.S. packaged meats operations. The Hog Production segment consists of our U.S. hog production operations. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments. See "Item 8. Financial Statements and Supplementary Data-Note 15—Reportable Segments" for additional information about changes to our reportable segments during the current year.
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
The Merger has enabled Smithfield to continue to execute on its strategic priorities while maintaining brand excellence and its commitment to environmental stewardship and animal welfare. We have established Smithfield as the world's leading vertically integrated pork processor and hog producer with best-in-class operations and outstanding food safety practices. Operationally, we have become part of an enterprise that shares our belief in global opportunities and our commitment to the highest standards of product safety and quality. With our shared expertise and leadership, we expect to continue to work on accelerating a global expansion strategy as part of WH Group.
On January 16, 2014, the Company elected to change its fiscal year end from the 52 or 53 week period which previously ended on the Sunday nearest to April 30 to the 52 or 53 week period which ends on the Sunday nearest to December 31. The change became effective at the end of the period ended December 29, 2013. Unless otherwise noted, all references to “2014” in this report are to the twelve months ended December 28, 2014.
DESCRIPTION OF SEGMENTS
Fresh Pork Segment
The Fresh Pork segment consists of our U.S. fresh pork operations. The Fresh Pork segment produces a wide variety of fresh pork products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. We process hogs at nine plants (six in the Midwest and three in the Southeast), with an aggregate slaughter capacity of approximately 116,200 hogs per day. In 2014, the Fresh Pork segment processed 27.9 million hogs.
The Fresh Pork segment sold approximately 3.9 billion pounds of fresh pork in 2014. A substantial portion of our fresh pork is sold to retail customers as unprocessed, trimmed cuts such as butts, loins (including roasts and chops), picnics and ribs. Our product lines also include leaner fresh pork products.

In 2014, export sales comprised approximately 23% of the Fresh Pork segment’s volumes and approximately 27% of the segment’s revenues.
Packaged Meats Segment
The Packaged Meats segment consists of our U.S. packaged meats operations. The Packaged Meats segment produces a wide variety of packaged meat products in the U.S. and markets them primarily in the U.S. The Packaged Meats segment currently operates approximately 33 processing plants.
The Packaged Meats segment sold approximately 2.8 billion pounds of packaged meats products in 2014. We produce a wide variety of packaged meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. We market our domestic packaged meats products under a number of labels including the following core brand names: Smithfield, Farmland, John Morrell, Gwaltney, Armour, Eckrich, Margherita, Carando, Kretschmar, Cook’s, Curly's and Healthy Ones. We also sell a substantial quantity of packaged meats as private-label products.
Our product lines also include lower-fat and lower-salt packaged meats. We also market a line of lower-fat, value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40% lower-fat bacon.
In 2014, export sales comprised approximately 2.6% of the Packaged Meats segment’s volumes and approximately 3.2% of the segment’s revenues.
Hog Production Segment
As a complement to our Fresh Pork and Packaged Meats segments, we are the world’s largest hog producer. The Hog Production segment consists of our hog production operations located in the U.S. The Hog Production segment operates numerous hog production facilities with approximately 894,000 sows, which produced 14.7 million market hogs in 2014.
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
The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally and other products for the periods indicated:

	Twelve Months Ended	The Transition Period	Twelve Months Ended
	December 28, 2014	April 29 - December 29, 2013	April 28, 2013	April 29, 2012
Internal hog sales	85%	80%	76%	80%
External hog sales	8	13	14	17
Other products (1)	7	7	10	3
	100%	100%	100%	100%
——————————————

(1)	Consists primarily of grains, feed and gains (losses) on derivatives.
Genetics
We own certain genetic lines of breeding stock, under the name Smithfield Premium Genetics (SPG). The Hog Production segment makes extensive use of these genetic lines, with approximately 894,000 SPG breeding sows. In addition, we have sublicensed some of these rights to some of our strategic hog production partners.

Hog production operations
We use advanced management techniques to produce premium quality hogs on a large scale at a low cost. We develop breeding stock, optimize diets for our hogs at each stage of the growth process, process feed for our hogs and design hog containment facilities. We believe our economies of scale and production methods, together with our use of the advanced SPG genetics, make us a low cost producer of premium quality hogs. We also utilize independent farmers and their facilities to raise hogs produced from our breeding stock. Under multi-year contracts, a farmer provides the initial facility investment, labor and front line management in exchange for a service fee. In 2014, approximately 76% of our market hogs were finished on contract farms.
International Segment
The International segment includes our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. Our international meat processing operations produce a wide variety of fresh pork, beef, poultry and packaged meats products, including cooked hams, sausages, hot dogs, bacon and canned meats. Our interests in international meat processing operations include a 37% stake in Campofrío Food Group (CFG), a leading European packaged meats company headquartered in Madrid, Spain, and one of the largest worldwide with annual sales of approximately $2.6 billion.
The following table shows the percentages of International segment revenues derived from packaged meats, fresh meats and hog production for the periods indicated:

	Twelve Months Ended	The Transition Period	Twelve Months Ended
	December 28, 2014	April 29 - December 29, 2013	April 28, 2013	April 29, 2012
Packaged meats	41%	44%	49%	46%
Fresh meats (1)	55	55	50	53
Hog production (2)	4	1	1	1
	100%	100%	100%	100%
——————————————

(1)	Includes feathers, by-products and rendering

(2)	Includes external hog and feed sales
The International segment has sales denominated in foreign currencies and, as a result, is subject to certain currency exchange risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” for a discussion of our foreign currency hedging activities.
SEGMENTS IN GENERAL
Sources and Availability of Raw Materials
Feed grains, including corn, soybean meal and wheat, are the primary raw materials of our hog production operations. These grains are readily available from numerous sources at competitive prices. We generally purchase corn and soybean meal through forward purchase contracts. Historically, grain prices have been subject to significant fluctuations, particularly in recent years.
Live hogs are the primary raw materials of the Fresh Pork segment. Historically, hog prices have been subject to substantial fluctuations. Hog supplies, and consequently prices, are affected by factors such as corn and soybean meal prices, weather and farmers’ access to capital. Hog prices tend to rise seasonally as hog supplies decrease during the hot summer months and tend to decline as supplies increase during the fall. This tendency is due to lower farrowing performance during the winter months and slower animal growth rates during the hot summer months.
The Fresh Pork segment purchased approximately 47% of its U.S. live hog requirements from the Hog Production segment in 2014. In addition, we have established multi-year agreements with several suppliers, which provide us with a stable supply of high-quality hogs at market-indexed prices. We also purchase hogs on a daily basis at our Southeastern and Midwestern processing plants and our company-owned buying stations in the Southeast and Midwest.

Like the Fresh Pork segment, live hogs are the primary raw material of our meat processing operations in the International segment with the primary source of hogs being our hog production operations located in Poland and Romania. Our meat processing operations in the International segment purchased approximately 62% of its live hog requirements from our hog production operations located in Poland and Romania in 2014.
A substantial portion of the fresh meat processed by the Packaged Meats segment is transferred from the Fresh Pork segment. We also purchase fresh pork from other meat processors to supplement our processing requirements. Additional purchases include raw beef, poultry and other meat products that are added to sausages, hot dogs and luncheon meats. Those meat products and other materials and supplies, including seasonings, smoking and curing agents, sausage casings and packaging materials, are readily available from numerous sources at competitive prices.
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
Customers and Marketing
Our fundamental marketing strategy is to provide quality and value to the ultimate consumers of meat products. We have a variety of consumer advertising and trade promotion programs designed to build awareness and increase sales distribution and penetration. We also provide sales incentives for our customers through rebates based on achievement of specified volume and/or growth in volume levels.
We have significant market presence, both domestically and internationally, where we sell our meat products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. We use both in-house salespersons as well as independent commission brokers to sell our products. In 2014, we sold our products to more than 3,200 customers, none of whom accounted for as much as 10% of consolidated revenues. We have no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.
Methods of Distribution
We use a combination of private fleets of leased tractor trailers and independent common carriers and owner operators to distribute live hogs and meat products to our customers, as well as to move raw materials between plants for further processing. We coordinate deliveries and use backhauling to reduce overall transportation costs. In the U.S., we distribute products directly from some of our plants and from leased distribution centers primarily in Missouri, Pennsylvania, North Carolina, Virginia, Kansas, Wisconsin, Indiana, Illinois, California, Iowa, Nebraska and Texas. We also operate distribution centers adjacent to our plants in Bladen County, North Carolina, Sioux Falls, South Dakota and Crete, Nebraska. Internationally, we distribute our products through a combination of leased and owned warehouse facilities.

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
Seasonality
The meat processing business is somewhat seasonal in that, traditionally, the periods of higher sales for hams are the holiday seasons such as Christmas, Easter and Thanksgiving, and the periods of higher sales for smoked sausages, hot dogs and luncheon meats are the summer months. We typically build substantial inventories of hams in anticipation of our seasonal holiday business. In addition, the Hog Production segment experiences lower farrowing performance during the winter months and slower animal growth rates during the hot summer months resulting in a decrease in hog supplies in the summer and an increase in hog supplies in the fall.
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
Research and Development
We conduct continuous research and development activities to develop new products and to improve existing products and processes. We incurred expenses on company-sponsored research and development activities of $75.3 million, $55.1 million, $80.9 million and $75.9 million in 2014, the eight months ended December 29, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, respectively.
FINANCIAL INFORMATION ABOUT SEGMENTS
Financial information for each reportable segment, including revenues and operating profit, is disclosed in Note 15—Reportable Segments in “Item 8. Financial Statements and Supplementary Data.”
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
Air
During calendar year 2002, the National Academy of Sciences (the Academy) undertook a study at EPA's request to assist EPA in considering possible future regulation of air emissions from animal feeding operations. The Academy's study identified a need for more research and better information, but also recommended implementing without delay technically and economically feasible management practices to decrease emissions. Further, our hog production subsidiaries have accepted EPA's offer to enter into an administrative consent agreement and order with owners and operators of hog farms and other animal production operations. Under the terms of the consent agreement and order, participating owners and operators agreed to pay a penalty, contribute towards the cost of an air emissions monitoring study and make their farms available for monitoring. In return, participating farms have been given immunity from federal civil enforcement actions alleging violations of air emissions requirements under certain federal statutes, including the Clean Air Act. Pursuant to our consent agreement and order, we paid a $100,000 penalty to EPA. Premium Standard Farm, Inc.'s (PSF's) (now Murphy-Brown of Missouri LLC's ) Texas farms and company-owned farms in North Carolina also agreed to participate in this program. The National Pork Board, of which we are a member and financial contributor, paid the costs of the air emissions monitoring study on behalf of all hog producers, including us, out of funds collected from its members in previous years. The cost of the study for all hog producers was approximately $6.0 million. Monitoring under the study began in the spring 2007 and ended in the winter 2010. In March 2012, EPA made available draft emission estimation methodologies for broilers and swine and dairy feeding operations for public comment.  Soon thereafter, EPA also submitted the draft emission estimation methodologies to EPA’s Science Advisory Board (“SAB”) for review and comment.  In its April 19, 2013 report to EPA, the SAB found significant problems with data used in the study and the EPA’s approach to developing the draft methodologies and recommended that EPA develop a process-based modeling approach to predict air emissions from broiler confinement facilities and swine and dairy lagoons and basins.  EPA has not announced when or how it will respond to the SAB’s findings and recommendations or when it expects to finalize the methodologies.  New regulations governing air emissions from animal agriculture operations are likely to emerge from the monitoring program undertaken pursuant to the consent agreement and order.
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
Environmental Stewardship
In July 2000, in furtherance of our continued commitment to responsible environmental stewardship, we and our North Carolina-based hog production subsidiaries voluntarily entered into an agreement with the Attorney General of North Carolina (the Agreement) designed to enhance water quality in the State of North Carolina through a series of initiatives to be undertaken by us and our subsidiaries while protecting access to swine operations in North Carolina. One of the features of the Agreement reflects our commitment to preserving and enhancing the environment of eastern North Carolina by providing a total of $50.0 million to assist in the preservation of wetlands and other natural areas in eastern North Carolina and to promote similar environmental enhancement activities. We began annual contributions of $2.0 million in fiscal 2001, deferred annual payments in fiscal 2011 and fiscal 2012 and re-started our annual $2.0 million payment in fiscal 2013.

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
In January 2007, we announced a voluntary, ten-year program to phase out individual gestation stalls at our company-owned sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $360.0 million, including associated maintenance and repairs. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of 2014, we had completed conversions to group housing for over 71% of our sows on company-owned farms. We remain on track to finish conversion to group housing for all sows on company-owned farms by the end of 2017. Our hog production operations in Poland and Romania completed their conversions to group housing facilities a number of years ago.
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

EMPLOYEES
The following table shows the approximate number of our employees and the approximate number of employees covered by collective bargaining agreements or that are members of labor unions in each segment, as of December 28, 2014:

Segment	Employees	Employees Covered by Collective Bargaining Agreements (1)
Fresh Pork and Packaged Meats (2)	32,370	17,910
International	10,770	837
Hog Production	4,920	—
Corporate	180	—
Totals	48,240	18,747
——————————————

(1)	Includes employees that are members of labor unions.

(2)	Employees are shared across both segments.
Approximately 1,300 employees are covered by collective bargaining agreements that expire in 2015. Collective bargaining agreements covering other employees expire over periods throughout the next several years. We believe that our relationship with our employees is satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
See Note 15—Reportable Segments in “Item 8. Financial Statements and Supplementary Data” for financial information about geographic areas. See “Item 1A. Risk Factors” for a discussion of the risks associated with our international sales and operations.
AVAILABLE INFORMATION
Our website address is www.smithfieldfoods.com. The information on our website is not part of this annual report. Our annual report on Form 10-K, transition report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after filing or furnishing the material to the SEC. You may read and copy documents we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains transition, annual, quarterly and current reports and other information that issuers and voluntary reporting companies, like us, file electronically with the SEC. The SEC’s website is www.sec.gov.

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
Hog prices demonstrate a cyclical nature over periods of years, changing market supply and demand of hogs on the market. These fluctuations can be significant, as shown in recent years, with average domestic live hog prices going from $61 per hundredweight for the twelve months ended April 28, 2013 to $79 per hundredweight in 2014. Further, hog raising costs are largely dependent on the fluctuations of commodity prices for corn and other feed ingredients. For example, our results of operations for the twelve months ended April 28, 2013 were negatively impacted by higher feed and feed ingredient costs which increased hog raising costs to $68 per hundredweight compared to $54 per hundred weight for the twelve months ended May 1, 2011. When hog prices are lower than our hog production costs which occurred in the twelve months ended April 28, 2013, our non-vertically integrated competitors (i.e., those without significant hog production operations) may have a cost advantage over us.
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

From time to time, we have experienced outbreaks of livestock diseases and we may experience additional occurrences of disease in the future. Disease can reduce the number of offspring produced, hamper the growth of livestock to finished size, result in expensive vaccination programs and require in some cases the destruction of infected livestock, any of which could adversely affect our production or ability to sell or export our products. For example, during 2013, the USDA identified the first case of Porcine Epidemic Diarrhea Virus (PEDv). See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview-Porcine Epidemic Diarrhea Virus (PEDv)” for additional details.
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
We also face the risk of lawsuits even if we are operating in compliance with applicable regulations. For example, 26 nuisance suits seeking recovery of an unspecified amount of compensatory, special and punitive damages, as well as unspecified injunctive and equitable relief are currently pending against our subsidiary Murphy-Brown in North Carolina. See “Item 3. Legal Proceedings--North Carolina Nuisance Litigation” for additional details. Although the Company believes that the claims are unfounded and intends to defend the suits vigorously, we cannot assure you that we will be successful, that additional nuisance claims will not arise in the future, or that the accruals for this litigation will not have to be substantially increased.

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
Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.
 As of December 28, 2014, we had:

•	approximately $2.7 billion of indebtedness;

•	guarantees of $7.7 million for leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc.; and

•
aggregate unused capacity available totaling approximately $1.3 billion under (1) our inventory based revolving credit facility with capacity up to $1.025 billion, with an option to expand up to $1.225 billion (the Inventory Revolver), (2) our accounts receivable securitization facility with capacity up to $325.0 million (the Securitization Facility) and (3) our other credit facilities with capacity of $122.0 million, such total taking into account outstanding borrowings of $50.1 million and $92.7 million of outstanding letters of credit under the Securitization Facility.

Because the borrowing capacity under the Inventory Revolver and Securitization Facility depend, in part, on inventory and accounts receivable levels, respectively, which fluctuate from time to time, such amounts may not reflect actual borrowing capacity.
Our indebtedness may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and potential acquisitions or joint ventures. In addition, due to the volatile nature of the commodities markets, we may have to borrow significant amounts to cover any margin calls under our risk management and hedging programs. During 2014, margin deposits posted by us ranged from $7.1 million to $382.0 million. Our consolidated indebtedness level could significantly affect our business because:

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

Further, our debt agreements, under certain circumstances, may limit additional borrowings, investments, the payment of dividends, the acquisition or disposition of assets, mergers and consolidations, transactions with affiliates, the creation of liens and the repayment of certain debt.
Should market conditions deteriorate, or our operating results be depressed in the future, we may have to request amendments or waivers to our covenants and restrictions under our debt agreements. There can be no assurance that we will be able to obtain such relief should it be needed in the future. A breach of any of these covenants or restrictions could result in a default that would permit our senior lenders, including lenders under the Inventory Revolver, the Securitization Facility, the Rabobank term loan (Rabobank Term Loan) and the holders of our senior unsecured notes, as the case may be, to declare all amounts outstanding under the Inventory Revolver, the Securitization Facility, the Rabobank Term Loan or the senior unsecured notes to be due and payable, together with accrued and unpaid interest, and the commitments of the relevant lenders to make further extensions of credit under the Inventory Revolver and the Securitization Facility could be terminated. If we were unable to repay our secured indebtedness to our lenders, these lenders could proceed against the collateral securing that indebtedness, which could include substantially all of our working capital assets in the United States.
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

Our numerous equity investments in joint ventures, partnerships and other entities, both within and outside the U.S., are periodically involved in modifying and amending their credit facilities and loan agreements. The ability of these entities to refinance or amend their facilities on a successful and satisfactory basis, and to comply with the covenants in their financing facilities, affects our assessment of the carrying value of any individual investment. As of December 28, 2014, none of our equity investments represented more than 5% of our total consolidated assets. If we determine in the future that an investment is impaired, we would be required to record a non-cash impairment charge, which could substantially affect our reported earnings in the period of such charge. In addition, any such impairment charge would negatively impact our financial ratios and could limit our ability to obtain financing in the future. See “Item 8. Notes to Consolidated Financial Statements—Note 5: Investments” for a discussion of the accounting treatment of our equity investments.
We are subject to risks associated with our international sales and operations.
Sales to international customers accounted for approximately 23% of our net sales in 2014. We conduct foreign operations in Poland, Romania and the United Kingdom and export our products to more than 40 countries. In addition, we are engaged in joint ventures in Mexico and have a significant investment in Western Europe. As of December 28, 2014, approximately 16% of our long-lived assets were associated with our foreign operations. Because of the growing market share of U.S. pork products in the international markets, U.S. exporters are increasingly being affected by measures taken by importing countries to protect local producers.
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
As of December 28, 2014, we had approximately 48,240 employees, 18,747 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability, retention and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. Further, employee shortages can and do occur, particularly in rural areas where some of our operations are located. Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our plants and with the negotiation of new collective bargaining agreements. If we fail to maintain satisfactory relations with our employees or with the labor unions, we may experience labor strikes, work stoppages or other labor disputes. Negotiation of collective bargaining agreements also could result in higher ongoing labor costs. In addition, the discovery by us or governmental authorities of undocumented workers, as has occurred in the past, could result in our having to attempt to replace those workers, which could be disruptive to our operations or may be difficult to do.
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
Our ten largest customers represented approximately 27% of net sales for 2014. We do not have long-term sales agreements (other than to certain third-party hog customers) or other contractual assurances as to future sales to these major customers. In addition, continued consolidation within the retail industry, including among supermarkets, warehouse clubs and food distributors, has resulted in an increasingly concentrated retail base and increased our credit exposure to certain customers. Our business could be materially adversely affected and suffer significant set-backs in sales and operating income from the loss of some of our larger customers or if our larger customers' plans, markets, and/or financial condition should change significantly.
An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.
Goodwill is recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make judgmental assumptions about sales, operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors and to management's judgment in applying these factors to the assessment of goodwill recoverability. Goodwill reviews are prepared using estimates of the fair value of reporting units based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and/or on the estimated present value of future cash flows. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or market capitalization declines.
Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of December 28, 2014, we had $1.6 billion of goodwill, which represented approximately 16% of total assets.

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

The following table lists our material plants and other physical properties. Based on a five day week, our weekly domestic pork slaughter capacity was 581,000 head and our domestic packaged meats capacity was 64.0 million pounds, as of December 28, 2014. During 2014, the average weekly domestic capacity utilization for pork slaughter and packaged meats was 91% and 84%, respectively. We believe these properties are adequate and suitable for our needs.

Location	Segment	Operation
Smithfield Farmland Plant Bladen County, North Carolina	Fresh Pork	Slaughtering and cutting hogs

Smithfield Farmland Plant Smithfield, Virginia	Fresh Pork and Packaged Meats	Slaughtering and cutting hogs; fresh and packaged pork products

Smithfield Farmland Plant Kinston, North Carolina	Packaged Meats	Production of boneless cooked hams, deli hams and sliced deli products

Smithfield Farmland Plant Clinton, North Carolina	Fresh Pork and Packaged Meats	Slaughtering and cutting hogs; fresh and packaged pork products

Smithfield Farmland Plant Wilson, North Carolina	Packaged Meats	Production of bacon

John Morrell Plant Sioux Falls, South Dakota	Fresh Pork and Packaged Meats	Slaughtering and cutting hogs; fresh and packaged pork products

John Morrell Plant Springdale, OH	Packaged Meats	Production of hot dogs and luncheon meats

Curly’s Foods, Inc. Plant (operated by John Morrell) Sioux City, Iowa	Fresh Pork and Packaged Meats	Production of raw and cooked ribs and other BBQ items

Armour-Eckrich Meats (operated by John Morrell) St. Charles, Illinois	Packaged Meats	Production of bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Omaha, Nebraska	Packaged Meats	Production of bulk and sliced dry sausages

Armour-Eckrich Meats (operated by John Morrell) Peru, Indiana	Packaged Meats	Production of pre-cooked bacon

Armour-Eckrich Meats (operated by John Morrell) Junction City, Kansas	Packaged Meats	Production of smoked sausage

Armour-Eckrich Meats (operated by John Morrell) Mason City, Iowa	Packaged Meats	Production of boneless bulk and sliced ham products

Armour-Eckrich Meats (operated by John Morrell) St. James, Minnesota	Packaged Meats	Production of sliced luncheon meats

Location	Segment	Operation
Smithfield Farmland Plant Crete, Nebraska	Fresh Pork and Packaged Meats	Slaughtering and cutting hogs; fresh and packaged pork products

Smithfield Farmland Plant Monmouth, Illinois	Fresh Pork and Packaged Meats	Slaughtering and cutting hogs; fresh and packaged pork products

Smithfield Farmland Plant Denison, Iowa	Fresh Pork and Packaged Meats	Slaughtering and cutting hogs; fresh and packaged pork products

Smithfield Farmland Plant Milan, Missouri	Fresh Pork	Slaughtering and cutting hogs; fresh pork

Smithfield Farmland Plant Wichita, Kansas	Packaged Meats	Production of hot dogs and luncheon meats

Cook’s Hams Plant (operated by Smithfield Farmland) Lincoln, Nebraska	Packaged Meats	Production of smoked hams and other smoked meats

Cook’s Hams Plant (operated by Smithfield Farmland) Grayson, Kentucky	Packaged Meats	Production of spiral hams and smoked ham products

Cook’s Hams Plant (operated by Smithfield Farmland) Martin City, Missouri	Packaged Meats	Production of spiral hams

Patrick Cudahy Plant (operated by John Morrell) Cudahy, Wisconsin	Packaged Meats	Production of bacon, dry sausage and refinery products

Animex Plant Szczecin, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Starachowice, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Elk, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Animex Plant Morliny, Poland	International	Production of packaged and other pork and beef products

Animex Plant Ilawa, Poland	International	Slaughtering of turkey and geese; production of fresh and packaged poultry products

Animex Plant Suwalki, Poland	International	Slaughtering of chicken; production of fresh and packaged poultry products

Animex Plant Opole, Poland	International	Slaughtering of chicken; production of fresh and packaged poultry products

Location	Segment	Operation
Animex Plant Debica, Poland	International	Production of packaged poultry products

Smithfield Prod Plant Timisoara, Romania	International	Slaughtering, deboning and rendering hogs

Corporate Headquarters Smithfield, Virginia	Corporate	Management and administrative support services for other segments
The Hog Production segment owns and leases numerous hog production and grain storage facilities, as well as feedmills, mainly in North Carolina, Utah, Missouri, Iowa, Colorado and Virginia, with additional facilities in Oklahoma, Texas, Illinois, South Carolina, Pennsylvania, South Dakota and Kansas.
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
North Carolina Nuisance Litigation
In August, September and October 2014, 25 complaints were filed in the Eastern District of North Carolina by 515 individual plaintiffs against our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. The complaints stemmed from the nuisance cases previously filed in the Superior Court of Wake County. On February 23, 2015, all 25 complaints were amended and one complaint was severed into two separate actions. The 26 currently pending complaints were filed on behalf of 541 plaintiffs and relate to approximately 14 company-owned and 75 contract farms. All 26 complaints include causes of action for temporary nuisance and negligence and seek recovery of an unspecified amount of compensatory, special and punitive damages, as well as unspecified injunctive and equitable relief. Murphy-Brown is in the process of responding to the complaints in all 26 cases. The Company believes that the claims are unfounded and intends to defend the suits vigorously.
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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table shows the name and age, position and business experience during the past five years of each of our executive officers. Our board of directors (the "Board" or "Board of Directors") elects executive officers to hold office until the next annual meeting of the Board, until their successors are elected or until their resignation or removal.

Name and Age	Position	Business Experience During Past Five Years
C. Larry Pope (60)	President and Chief Executive Officer	Mr. Pope was elected President and Chief Executive Officer in June 2006, effective September 1, 2006. Mr. Pope served as President and Chief Operating Officer from October 2001 to September 2006.

Kenneth M. Sullivan (51)	Executive Vice President and Chief Financial Officer
Mr. Sullivan was promoted to Chief Financial Officer in 2013 and elected Executive Vice President effective March 1, 2015. He served as Senior Vice President of Finance and Chief Accounting Officer from 2012 to 2013, Vice President of Finance and Chief Accounting Officer from 2010 to 2012, Chief Accounting Officer from 2007 to 2010 and Vice President of Internal Audit from 2003 to 2007.

Dhamu Thamodaran (59)	Executive Vice President and Chief Commodity Hedging Officer
Mr. Thamodaran was elected Executive Vice President and Chief Commodity Hedging Officer in July 2011. He was named Senior Vice President and Chief Commodity Hedging Officer in June 2008. Prior to these appointments, Mr. Thamodaran served as Vice President, Price Risk Management.

Dennis H. Treacy (60)	Executive Vice President and Chief Sustainability Officer
Mr. Treacy was elected Executive Vice President, Corporate Affairs, and Chief Sustainability Officer in October 2011. He was named Senior Vice President of Corporate Affairs and Chief Sustainability Officer in February 2010. Prior to these appointments, Mr. Treacy served as Vice President, Environmental and Corporate Affairs.

Joseph B. Sebring (67)	President, Packaged Meats Division	Mr. Sebring was elected President, Packaged Meats Division effective March 1, 2015. He served as President of John Morrell from May 1994 to February 2015.

Dariusz Nowakowski (61)	President of Smithfield Europe
Mr. Nowakowski was elected President of Smithfield Europe in August 2012 and is responsible for all of Smithfield's wholly owned subsidiaries in Europe. Mr. Nowakowski joined Smithfield in 2006 as President of Animex.

Scott Saunders (51)	President, Fresh Pork Division	Mr. Saunders was elected President, Fresh Pork Division, effective March 1, 2015. He served as Chief Financial Officer of John Morrell from 2008 to February 2015.

Gregg Schmidt (57)	President, Hog Production Division
Mr. Schmidt was elected President, Hog Production Division, effective March 1, 2015. He served as President of Murphy-Brown from 2013 to February 2015. He served as President of Murphy-Brown East Production Operations from 2011 to 2013 and served as President of the International Division from 2002 to 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION
Prior to the Merger, our common stock was listed on the New York Stock Exchange under the symbol "SFD." As a result of the Merger, our common stock ceased to be traded on the New York Stock Exchange after close of market on September 26, 2013. Smithfield Foods, Inc. is wholly owned by a subsidiary of WH Group.
DIVIDENDS
We have never paid a cash divided on our common stock. Subject to the limitations in certain of our debt agreements, we expect to pay dividends to WH Group starting in 2016 based on a certain percentage of our net income. The terms of certain of our debt agreements limit the payment of cash dividends on our common stock. We would only pay cash dividends from assets legally available for that purpose.

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
The following table shows selected consolidated financial data and other operational data for each of the periods indicated. This financial data has been derived from our audited consolidated financial statements. The financial data for the eight months ended December 29, 2013 (the Transition Period) have been derived from our audited consolidated financial statements, but have not been audited. You should read the information in conjunction with “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011	May 2, 2010
	(in millions)
Statement of Income Data:
Sales	$15,031.3	$3,894.2	$5,679.5	$13,221.1	$13,094.3	$12,202.7	$11,202.6
Cost of sales	13,255.7	3,543.1	5,190.1	11,901.4	11,544.9	10,488.6	10,472.5
Gross profit	1,775.6	351.1	489.4	1,319.7	1,549.4	1,714.1	730.1
Selling, general and administrative expenses	902.2	213.4	341.7	815.4	816.9	789.8	705.9
Gain on fire insurance recovery	—	—	—	—	—	(120.6)	—
Merger related costs	—	23.9	18.0	—	—	—	—
(Income) loss from equity method investments	(58.2)	2.6	0.5	(15.0)	9.9	(50.1)	(38.6)
Operating profit	931.6	111.2	129.2	519.3	722.6	1,095.0	62.8
Interest expense	159.4	59.0	64.6	168.7	176.7	245.4	266.4
Non-operating (gain) loss	(0.9)	1.7	—	120.7	12.2	92.5	11.0
Income (loss) from before income taxes	773.1	50.5	64.6	229.9	533.7	757.1	(214.6)
Income tax expense (benefit)	217.0	15.8	12.7	46.1	172.4	236.1	(113.2)
Net income (loss)	$556.1	$34.7	$51.9	$183.8	$361.3	$521.0	$(101.4)

	Successor		Predecessor
	December 28, 2014	December 29, 2013	April 28, 2013	April 29, 2012	May 1, 2011	May 2, 2010
	(in millions)
Balance Sheet Data:
Working capital	$2,280.4	$2,208.5	$1,805.6	$2,162.7	$2,110.0	$2,128.4
Total assets	10,147.6	9,954.8	7,716.4	7,422.2	7,611.8	7,708.9
Long-term debt and capital lease obligations	2,694.6	2,997.4	1,829.2	1,900.9	1,978.6	2,918.4
Shareholder's equity	4,539.5	4,231.1	3,097.0	3,387.3	3,545.5	2,755.6

	Twelve Months Ended		Twelve Months Ended
	December 28, 2014	The Transition Period	April 28, 2013	April 29, 2012	May 1, 2011	May 2, 2010
	(in millions)
Other Consolidated Operational Data:
Total hogs processed (1)	32.1	21.9	32.0	30.7	30.4	32.9
Packaged meats sales (pounds) (2)	3,333.6	2,225.1	3,260.2	3,119.4	3,159.7	3,238.0
Fresh pork sales (pounds) (1)	4,471.3	2,920.7	4,234.3	4,154.6	4,035.0	4,289.9
Total hogs sold (3)	17.3	12.6	18.4	18.1	18.6	19.3
—————————————

(1)	Comprised of Fresh Pork and International.

(2)	Comprised of Packaged Meats and International.

(3)	Comprised of Hog Production and International and includes intercompany hog sales.
Notes to Selected Financial Data:
Twelve Months Ended December 28, 2014

•	None.
Three Months Ended December 29, 2013

•	Includes $23.9 million of professional fees related to the Merger.

•
Includes $17.3 million of debt issuance costs for a financing arrangement entered into by Merger Sub. We recognized these costs in interest expense upon termination of the financing arrangement following the Merger.

Five Months Ended September 26, 2013

•	Includes $18.0 million of professional fees related to the Merger.
Twelve Months Ended April 28, 2013

•	Includes losses of $120.7 million on debt extinguishment.
Twelve Months Ended April 29, 2012

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
Twelve Months Ended May 1, 2011

▪	Includes an involuntary conversion gain on fire insurance recovery of $120.6 million.

▪	Includes losses of $92.5 million on debt extinguishment.

▪	Includes $28.0 million of charges related to the Cost Savings Initiative.

▪	Includes a net benefit of $19.1 million related to the Missouri Litigation.

▪	Includes net gains of $18.7 million on the sale of hog farms.
Twelve Months Ended May 2, 2010

▪	Includes $34.1 million of impairment charges related to certain hog farms.

▪
Includes restructuring and impairment charges totaling $17.3 million related to our plan to consolidate and streamline the corporate structure and manufacturing operations of our Fresh Pork and Packaged Meats segments (the Restructuring Plan).

▪	Includes $13.1 million of impairment and severance costs primarily related to the Sioux City plant closure.

▪	Includes $11.0 million of charges for the write-off of amendment fees and costs associated with our U.S. and European credit facilities.

▪	Includes $9.1 million of charges related to the Cost Savings Initiative.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following information in conjunction with the audited consolidated financial statements and the related notes in “Item 8. Financial Statements and Supplementary Data.”
EXECUTIVE OVERVIEW
We are the largest hog producer and pork processor in the world. In the United States, we are also the leader in numerous packaged meats categories with popular brands including Smithfield®, Eckrich®, Farmland®, Armour® and John Morrell®. We are committed to providing good food in a responsible way and maintaining robust animal care, community involvement, employee safety, environmental, and food safety and quality programs.
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
We conduct our operations through five reportable segments: Fresh Pork, Packaged Meats, Hog Production, International and Corporate. The Fresh Pork segment consists of our U.S. fresh pork operations. The Packaged Meats segment consists of our U.S. packaged meats operations. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. The Corporate segment provides management and administrative services to support our other segments. See "Item 8. Financial Statements and Supplementary Data-Note 15—Reportable Segments" for additional information about changes to our reportable segments during the current year.
In February 2015, we announced an organizational realignment and key senior management appointments that unify all of our independent operating companies, brands, marketing and employees under one corporate umbrella. Moving to a more centralized structure allows for a more efficient and effective approach to customers, best utilizes management talent, maximizes the manufacturing platform and plant efficiency and optimizes marketing, innovation and brand management.
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
WH Group is the majority shareholder of Henan Shuanghui Investment & Development Co., which is China's largest meat processing enterprise and China's largest publicly traded meat products company as measured by market capitalization. WH Group is a pioneer in the Chinese meat processing industry with over 30 years of history. WH Group's businesses include hog production, meat processing, fresh meat and packaged meats production and distribution. The merging of WH Group's distribution network with our strong management team, leading brands and vertically integrated model is allowing us to provide high-quality, competitively-priced and safe U.S. meat products to consumers in markets around the world. As part of WH Group's international platform, we expect our best practices in large-scale farming, food safety standards, environmental stewardship and animal welfare to set the global industry standard.

This transaction enabled Smithfield to continue to execute on its strategic priorities while maintaining brand excellence and commitment to environmental stewardship and animal welfare. We have established Smithfield as the world's leading vertically integrated pork processor and hog producer with best-in-class operations and outstanding food safety practices. Operationally, we have become part of an enterprise that shares our belief in global opportunities and our commitment to the highest standards of product safety and quality. With our shared expertise and leadership, we continue to work on accelerating a global expansion strategy as part of WH Group.
The Merger was accounted for as a business combination using the acquisition method of accounting. WH Groups's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. The difference in the cost basis of the Company before and after the Merger impacts the comparability of results.
Change in Fiscal Year
On January 16, 2014, the Company elected to change its fiscal year end from the 52 or 53 week period which previously ended on the Sunday nearest to April 30 to the 52 or 53 week period which ends on the Sunday nearest to December 31. The change became effective at the end of the period ended December 29, 2013. Unless otherwise noted, all references to 2014 in this report are to the twelve months ended December 28, 2014. The comparable financial data for the twelve months ended December 29, 2013 is unaudited.
2014 Summary
Net income was $556.1 million in 2014, compared to net income of $120.7 million for the twelve months ended December 29, 2013. The following summarizes the operating results of each of our reportable segments and other significant items impacting pre-tax income for 2014 compared to the twelve months ended December 29, 2013:

▪	Fresh Pork operating profit increased $20.7 million primarily as a result of higher fresh pork market prices.

▪
Packaged Meats operating profit increased $81.8 million as a result of higher average selling prices and the unfavorable impact of the fair value step-up of inventories in the prior year due to the Merger.

▪	Hog Production operating profit increased $366.1 million as a result of significantly higher live hog market prices and lower feed costs.

▪
International operating profit increased $95.3 million due to higher sales volume and lower raw material costs in our European operations as well as an increase in equity income from our joint ventures in Mexico.

▪
Corporate results improved by $29.2 million due to the impact of merger related costs incurred in the prior year, partially offset by higher variable compensation cost in the current year. See "Significant Events Affecting Results of Operations" below for further discussion.

Porcine Epidemic Diarrhea Virus (PEDv)

The USDA identified PEDv in the United States for the first time in 2013. During 2014, the U.S. pork market was significantly impacted by the spreading of PEDv, a disease that only infects pigs, not humans or other livestock, which has been an industry-wide issue and continues to have a presence in U.S. swine. Our herds in several regions in which we operate were affected in 2014 as PEDv spread throughout the U.S. There are confirmed cases of PEDv in the U.S. in 2015; however, the outbreak currently appears to be less severe than in 2014. The USDA and the industry continue to monitor the situation. We are subject to risks related to our ability to maintain animal health and control PEDv. We are unable to predict the extent the disease will impact our operations or market prices in the future.

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

In 2013, the EPA issued a proposed rule that would have reduced the volume of renewable fuels mandated by statute and reflected the EPA’s estimate of what would actually be produced in 2014. However, the EPA has not yet issued the final rule for 2014 production volumes, nor has it issued a proposed rule for 2015 production volumes. Representative Bob Goodlatte (R-VA) has re-introduced legislation in the 114th Congress that would eliminate the corn ethanol mandate, cap the blendwall at E10, and require the EPA to set cellulosic standards at production levels. Although the long-term impact of the RFS is currently unknown, studies have shown that expanded corn-based ethanol production has driven up the price of livestock feed and led to commodity-price volatility. We cannot presently assess the full economic impact of the RFS program on the meat processing industry or on our operations.

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

On March 28, 2014 and on July 29, 2014, the U.S. Court of Appeals for the District of Columbia Circuit rejected a judicial challenge to these rulemakings by a coalition of industry groups. As of February 9, 2015, industry opponents dropped their lawsuit against the Department of Agriculture. The Canadian and Mexican governments challenged the 2013 Rule before the Dispute Settlement Body (DSB) of the WTO. On October 20, 2014, the DSB issued panel reports finding in favor of Canada and Mexico and against the United States' 2013 Rule. The U.S. Trade Representative has appealed the WTO determination and the appeal decision is expected in late spring. If the Canadian and Mexican WTO challenge is ultimately successful, then USDA will be faced with the choice of re-formulating another country of origin regulation, seeking amendments to the underlying statute from Congress, or subjecting U.S. industries to substantial retaliatory tariffs that could begin as early as summer 2015. Although the long-term impact of COOL is currently unknown, industry groups have indicated that the rules impose additional costs on the industry including costs associated with segregation of livestock, record-keeping and new packaging and labeling along with potential retaliatory trade measures under WTO rules. We cannot presently assess the full economic impact of COOL on the meat processing industry or on our operations.
Outlook
The commodity markets affecting our business fluctuate on a daily basis. In this operating environment, it is difficult to forecast industry trends and conditions. The outlook statements that follow must be viewed in this context.

With the launch of our recently announced organizational realignment, we are taking steps to build on our positive results in 2014 as we continue to solidify Smithfield’s position as a global leader in branded packaged meats. Our organizational realignment is about growth and harmonization and we currently expect to further evolve the company without closing any locations or reducing our workforce.

There are a plethora of benefits to moving to a centralized structure and unifying all our resources and brands together as ‘One Smithfield,’ which should position us to take advantage of growth opportunities with the following goals:

•	Leveraging Smithfield’s size and scope in pork industry;

•	Approaching the market more efficiently and effectively;

•	Best utilizing management talent across company;

•	Aligning with the way in which our customers operate;

•	Maximizing our manufacturing platform and plant efficiency;

•	Optimizing operations in areas like brand management, manufacturing, sales, and marketing; and

•	Strengthening marketing, brand building and innovation across all brands.

PEDv has not been a major issue for us this past fall, but the virus does remain a potential uncertainty going forward. We expect U.S. market hog supplies to rebound in 2015, although lower prices and reduced energy costs should generate additional demand in the export markets, as well as domestically. Lower pork prices should also allow us to leverage additional synergistic opportunities with WH Group.

We are sharply focused on growth and believe that Smithfield is in an ideal position to continue to achieve strong results in 2015.

RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
WH Group Merger
In connection with the Merger, we incurred $23.9 million and $18.0 million of professional fees during the three months ended December 29, 2013 and five months ended September 26, 2013, respectively. These fees are recognized in merger related costs on the consolidated statements of income and reflected in the results of our Corporate segment. In addition, Merger Sub deferred $17.3 million of debt issuance costs for a financing arrangement. We recognized these deferred costs in interest expense during the three months ended December 29, 2013 upon termination of the financing arrangement following the Merger.
WH Group's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed by WH Group in the Merger reflects fair value estimates based on management analysis, including work performed by third-party valuation specialists. This work was finalized during the third quarter of 2014 with no material adjustments. Our pre-tax earnings for the twelve months ended December 29, 2013 were negatively impacted by $37.7 million as a result of the fair value adjustments to our assets and liabilities, including a $45.4 million increase in cost of sales as a result of the fair value step-up of our inventories.
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
KCS is managed by its Board of Directors, which makes decisions that most significantly impact the economic performance of KCS. We have the right to nominate and elect the majority of the members of the Board of Directors of KCS, and based on the associated voting rights, we have determined that we have a controlling financial interest in KCS. As a result, the acquisition of our interest in KCS was accounted for in the Fresh Pork and Packaged Meats segments using the acquisition method of accounting. In 2014, KCS generated over $300 million in sales.
Missouri Litigation
During the twelve months ended April 29, 2012, we engaged in global settlement negotiations and recognized $22.2 million in net charges associated with the expected settlement of the Missouri Litigation. The charges were recognized in selling, general and administrative expenses in the Hog Production segment. During the twelve months ended April 28, 2013, the parties to the litigation reached an agreement and consummated the global settlement.
CFG Consolidation Plan
In December 2011, the board of Campofrío Food Group (CFG) approved a multi-year plan to consolidate and streamline its manufacturing operations to improve operating efficiencies and increase utilization (the CFG Consolidation Plan). The CFG Consolidation Plan included the disposal of certain assets, employee redundancy costs and the contribution of CFG's French cooked ham business into a newly formed joint venture. As a result, we recorded our share of CFG's charges totaling $38.7 million in equity in (income) loss of affiliates within the International segment in the third quarter of fiscal 2012.

Consolidated Results of Operations
The tables presented below compare our results of operations for the twelve months ended December 28, 2014, December 29, 2013, April 28, 2013 and April 29, 2012.
The twelve months ended December 29, 2013 reflects the combined results of predecessor and successor periods. This combined information does not purport to represent what our consolidated results of operations would have been if the Merger had taken place on December 31, 2012, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the Merger actually occurred on December 31, 2012.
The Transition Period reflects the combined results of predecessor and successor periods. This combined information does not purport to represent what our consolidated results of operations would have been if the Merger had taken place on April 29, 2013, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the Merger actually occurred on April 29, 2013.
As used in the tables below, "NM" means "not meaningful."
Twelve Months Ended December 28, 2014 and December 29, 2013

	Twelve Months Ended
	December 28, 2014	December 29, 2013	% Change
		(unaudited)
	(in millions)
Sales	$15,031.3	$13,896.1	8%
Cost of sales	13,255.7	12,691.1	4
Gross profit	1,775.6	1,205.0	47
Selling, general and administrative expenses	902.2	830.1	9
Merger related costs	—	41.9	(100)
Income from equity method investments	(58.2)	(5.5)	958
Operating profit	931.6	338.5	175
Interest expense	159.4	180.5	(12)
Non-operating (gain) loss	(0.9)	1.7	(153)
Income before income taxes	773.1	156.3	395
Income tax expense	217.0	35.6	510
Net income	$556.1	$120.7	361%
Sales and Gross Profit

•	Sales increased primarily as a result of higher domestic pork market prices.

•
Gross profit increased primarily as a result of higher average selling prices and lower hog raising costs, which more than offset the increase in pork processing raw material costs. As noted in "Significant Events Affecting Results of Operations--WH Group Merger," the twelve months ended December 29, 2013 included an additional $45.4 million in cost of sales as a result of the fair value step-up of our inventory.

Selling, General and Administrative Expenses (SG&A)

•	The increase in SG&A is primarily attributable to higher variable compensation expenses stemming from higher year-over-year operating results, partially offset by lower pension expense.
Merger Related Costs

•	We incurred an aggregate of $41.9 million of professional fees in the twelve months ended December 29, 2013 as a result of the Merger.
Income from Equity Method Investments

•	The increase in profitability in the current year is primarily driven by higher hog prices in Mexico. Additionally, favorable changes to income tax rates positively impacted equity income from CFG.
Interest Expense

•	Interest expense for the twelve months ended December 29, 2013 included $17.3 million of debt issuance costs originally deferred by Merger Sub.
Income Tax Expense

•
For the twelve months ended December 28, 2014, taxable income relative to permanent items, the mix of income between jurisdictions and foreign restructurings impacted the effective tax rate. The effective tax rate for the twelve months ended December 29, 2013 was also impacted by income relative to permanent items for the period, the mix of income between jurisdictions and state income tax credits.

Eight Months Ended December 29, 2013 and December 30, 2012

	Successor	Predecessor	The Transition Period	Predecessor
			Eight Months Ended
			(unaudited)
	September 27 - December 29, 2013	April 29 - September 26, 2013	December 29, 2013	December 30, 2012	% Change
	(in millions)
Sales	$3,894.2	$5,679.5	$9,573.7	$8,898.7	8%
Cost of sales	3,543.1	5,190.1	8,733.2	7,943.5	10
Gross profit	351.1	489.4	840.5	955.2	(12)
Selling, general and administrative expenses	213.4	341.7	555.1	540.5	3
Merger related costs	23.9	18.0	41.9	—	NM
Loss (income) from equity method investments	2.6	0.5	3.1	(6.5)	(148)
Operating profit	111.2	129.2	240.4	421.2	(43)
Interest expense	59.0	64.6	123.6	111.8	11
Loss on debt extinguishment	1.7	—	1.7	120.7	(99)
Income before income taxes	50.5	64.6	115.1	188.7	(39)
Income tax expense	15.8	12.7	28.5	58.7	(51)
Net income	$34.7	$51.9	$86.6	$130.0	(33)%

Sales and Gross Profit

•	Sales increased primarily as a result of higher average selling prices in the Fresh Pork, Packaged Meats and Hog Production segments and an 18% increase in volume in the International segment.

•
Gross profit decreased primarily as the result of an 8% increase in domestic live hog prices. As noted in "Significant Events Affecting Results of Operations--WH Group Merger," the eight months ended December 29, 2013 included an additional $45.4 million in cost of sales as a result of the fair value step-up of our inventory.

Selling, General and Administrative Expenses

•
Advertising costs during the eight months ended December 29, 2013 were approximately $20.0 million higher than during the eight months ended December 30, 2012 as we continued our investment in marketing and advertising programs focused on building brand equity and growing sales.

Merger Related Costs

•
As noted in "Significant Events Affecting Results of Operations," we incurred an aggregate of $41.9 million of professional fees during the eight months ended December 29, 2013 as a result of the Merger.

Loss (Income) from Equity Method Investments

•
The decline in profitability was primarily driven by lower selling prices in the meat processing operations of our Mexican joint ventures. Also, tax law changes in Mexico negatively impacted our joint ventures. during the eight months ended December 29, 2013.

Interest Expense and Loss on Debt Extinguishment

•
As noted in "Significant Events Affecting Results of Operations," interest expense for the eight months ended December 29, 2013 includes $17.3 million of debt issuance costs originally deferred by Merger Sub.

•	In the eight months ended December 30, 2012, we recognized losses of $120.7 million on the repurchase of $694.4 million of our outstanding senior notes due in May 2013 and July 2014.
Income Tax Expense

•	The effective tax rate was impacted in all periods presented by income relative to permanent items, the mix of income between jurisdictions and state income tax credits.
Twelve Months Ended April 28, 2013 and April 29, 2012

	Predecessor
	Twelve Months Ended
	April 28, 2013	April 29, 2012	% Change
	(in millions)
Sales	$13,221.1	$13,094.3	1%
Cost of sales	11,901.4	11,544.9	3
Gross profit	1,319.7	1,549.4	(15)
Selling, general and administrative expenses	815.4	816.9	—
(Income) loss from equity method investments	(15.0)	9.9	(252)
Operating profit	519.3	722.6	(28)
Interest expense	168.7	176.7	(5)
Loss on debt extinguishment	120.7	12.2	889
Income before income taxes	229.9	533.7	(57)
Income tax expense	46.1	172.4	(73)
Net income	$183.8	$361.3	(49)%

Sales and Gross Profit

•	Sales increased slightly as higher volumes across all segments were largely offset by lower domestic fresh meat and hog market prices and the effects of foreign currency translation.

•	The decline in gross profit margin was primarily caused by higher hog feed costs and lower pork prices in the U.S.
Selling, General and Administrative Expenses (SG&A)

•	The twelve months ended April 29, 2012 included $22.2 million in net charges associated with the Missouri litigation.

•
The twelve months ended April 29, 2012 included $6.4 million in professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011, we terminated negotiations to purchase the additional interest.

•	Pension and other post-retirement benefit expenses increased $26.4 million.
(Income) Loss from Equity Method Investments

•	CFG's results for twelve months ended April 29, 2012 included $38.7 million of charges related to the CFG Consolidation Plan.

•	Results from our Mexican joint ventures declined due to higher feed costs, lower hog prices and lower meat sales volumes.
Interest Expense

•
Interest expense decreased due to lower average interest rates resulting from the refinancing of our 10% senior secured notes due July 2014 (2014 Notes) and our 7.75% senior unsecured notes due May 2013 (2013 Notes) as described under "Liquidity and Capital Resources" below.

Loss on Debt Extinguishment
Twelve Months Ended April 28, 2013

•	We recognized losses of $120.7 million on the repurchase of $694.4 million of our outstanding senior notes due in May 2013 and July 2014.
Twelve Months Ended April 29, 2012

•	We recognized losses of $11.0 million on the repurchase of $59.7 million of our 2014 Notes.

•	We recognized a loss on debt extinguishment of $1.2 million in the first quarter associated with the refinancing of our working capital facilities in June 2011.
Income Tax Expense
The following items explain the significant changes in the effective tax rate from the twelve months ended April 29, 2012 to twelve months ended April 28, 2013:

•
Tax credits increased due in part to the passage of the American Taxpayer Relief Act of 2012 that retroactively reinstated the Research and Development, Work Opportunity and Welfare to Work tax credits.

•	We released $11.1 million in deferred tax asset valuation allowances in the twelve months ended April 28, 2013, primarily related to the utilization of tax losses in foreign jurisdictions.

•	The mix of earnings from foreign operations, which are taxed at lower rates, was higher in the twelve months ended April 28, 2013.

Segment Results
The following information reflects the comparative results from each respective segment:
Twelve Months Ended December 28, 2014 and December 29, 2013

	Twelve Months Ended
	December 28, 2014	December 29, 2013	% Change
		(unaudited)
	(in millions)
Sales:
Fresh Pork	$5,780.0	$5,155.6	12%
Packaged Meats	7,173.0	6,522.6	10%
Hog Production	3,384.6	3,420.6	(1)%
International	1,654.0	1,556.7	6%
Total segment sales	17,991.6	16,655.5	8%
Intersegment sales	(2,960.3)	(2,759.4)	7%
Consolidated sales	$15,031.3	$13,896.1	8%

Operating profit (loss):
Fresh Pork	$96.7	$76.0	27%
Packaged Meats	459.8	378.0	22%
Hog Production	344.2	(21.9)	1,672%
International	155.8	60.5	158%
Corporate	(124.9)	(154.1)	19%
Consolidated operating profit	$931.6	$338.5	175%

Fresh Pork

•	Current year sales increased 12% due to a 15% increase in average selling prices partially offset by a 3% decrease in volume.

•	Current year operating profit increased 27%. Operating profit per head increased from $2.61 to $3.47 due to higher fresh pork market prices, which more than offset higher raw material costs.

•	We processed 27.9 million hogs during 2014, a decrease of 4%, largely attributable to PEDv. However, average hog weights were up 2%, which helped to offset the overall decline in volume.
Packaged Meats

•
Current year sales increased 10% due to a 10% increase in average selling prices. Current year sales volume totaled 2.8 billion pounds, which remained relatively unchanged from the twelve months ended December 29, 2013.

•
Current year operating profit increased to $0.16 per pound from $0.13 per pound due to higher average selling prices. Additionally, the prior year included $38.7 million, or $0.01 per pound, of non-cash costs related to the fair value step-up of inventories due to the Merger. See "Significant Events Affecting Results of Operations" for further discussion.

Hog Production

•
Current year sales decreased due to lower sales volume, partially offset by higher domestic live hog market prices. Head sold during the year amounted to 14.7 million hogs, a decrease of 10% from the twelve months ended December 29, 2013. PEDv was a significant factor in the volume decline and favorably impacted market prices.

•	Current year operating profit benefited from a 20% increase in domestic live hog market prices and lower feed costs.

International

•
Current year sales were positively impacted by an 18% increase in volume of 1.5 billion pounds, driven largely by a 13% increase in hogs processed in Europe, and partially offset by an 11% decrease in average selling prices. We processed 4.3 million hogs during 2014. The effects of foreign currency translation also positively impacted sales by approximately $18 million.

•
Current year operating profit was positively impacted by higher sales and lower feed costs in Europe along with higher equity income from our Mexican joint ventures. Additionally, favorable changes to income tax rates positively impacted equity income from CFG.

Corporate

•
Operating results in the Corporate segment were improved from last year due to the impact of $41.9 million of merger related costs in the prior year, partially offset by higher variable compensation expense in the current year driven by improved operating results.

Eight Months Ended December 29, 2013 and December 30, 2012

	Successor	Predecessor	The Transition Period	Predecessor
			Eight Months Ended
			(unaudited)
	September 27 - December 29, 2013	April 29 - September 26, 2013	December 29, 2013	December 30, 2012	% Change
	(in millions)
Sales:
Fresh Pork	$1,347.3	$2,240.3	$3,587.6	$3,356.1	7%
Packaged Meats	1,968.9	2,541.7	4,510.6	4,140.0	9
Hog Production	889.2	1,439.1	2,328.3	2,042.8	14
International	428.2	643.6	1,071.8	983.6	9
Total segment sales	4,633.6	6,864.7	11,498.3	10,522.5	9
Intersegment sales	(739.4)	(1,185.2)	(1,924.6)	(1,623.8)	(19)
Consolidated sales	$3,894.2	$5,679.5	$9,573.7	$8,898.7	8%

Operating profit (loss):
Fresh Pork	$96.0	$(50.7)	$45.3	$131.0	(65)%
Packaged Meats	81.7	149.2	230.9	322.7	(28)
Hog Production	(40.6)	81.4	40.8	(56.4)	172
International	25.4	15.9	41.3	89.0	(54)
Corporate	(51.3)	(66.6)	(117.9)	(65.1)	(81)
Consolidated operating profit	$111.2	$129.2	$240.4	$421.2	(43)%
Fresh Pork

•	Sales increased during the Transition Period as a result of a 6% increase in average selling prices and a 1% increase in volume.

•	Operating profit decreased despite the increase in average selling prices primarily as a result of an 8% increase in domestic live hog prices.
Packaged Meats

•	Sales increased during the Transition Period as a result of a 9% increase in average selling prices.

•
Operating profit in the current year decreased as the increase in selling prices was more than offset by higher raw material costs. Additionally, operating profit in the Transition Period included $38.7 million of additional non-

cash costs related to the fair value step-up of our inventories. See "Significant Events Affecting Results of Operations" for further discussion.
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

Corporate

•	The Transition Period includes fees related to the Merger. See "Significant Events Affecting Results of Operations" for further discussion.
Twelve Months Ended April 28, 2013 and April 29, 2012

	Predecessor
	Twelve Months Ended
	April 28, 2013	April 29, 2012	% Change
	(in millions)
Sales:
Fresh Pork	$4,924.1	$5,089.4	(3)%
Packaged Meats	6,152.0	6,003.6	2
Hog Production	3,135.1	3,052.6	3
International	1,468.5	1,466.7	—
Total segment sales	15,679.7	15,612.3	—
Intersegment sales	(2,458.6)	(2,518)	2
Consolidated sales	$13,221.1	$13,094.3	1

Operating profit (loss):
Fresh Pork	$161.6	$222.0	(27)%
Packaged Meats	470.0	401.7	17
Hog Production	(119.1)	166.1	(172)
International	108.2	42.8	153
Corporate	(101.4)	(110.0)	8
Consolidated operating profit	$519.3	$722.6	(28)%
Fresh Pork

•	Sales declined 3% due to a 6% decrease in average selling prices, partially offset by a 3% increase in volume as a result of higher slaughter levels and hog weights.

•	Operating profit decreased to $6 per head from $8 per head due to lower fresh pork market prices.

•	We processed 28.5 million hogs, an increase of 3% from the twelve months ended April 29, 2012.

Packaged Meats

•
Sales increased 2% due to a 4% increase in volume partially offset by a 1% decrease in average selling prices. Sales volume totaled 2.8 billion pounds and 2.7 billion pounds for the twelve months ended April 28, 2013 and April 29, 2012, respectively.

•	Operating profit increased to $0.17 per pound from $0.15 per pound due to lower raw material costs.
Hog Production

•
Sales increased due to higher volumes, which more than offset the impact of lower market hog prices. Head sold during the twelve months ended April 28, 2013 amounted to 16.0 million hogs, an increase of 1% from the twelve months ended April 29, 2012.

•
Operating profit was negatively impacted by higher hog supplies, resulting in a 6% decrease in live hog prices, and increased domestic raising costs, including the effects of grain derivative contracts designated in hedging relationships for accounting purposes, primarily as a result of higher priced feed.

•
Operating profit for the twelve months ended April 28, 2013 included gains of $91.2 million compared to $58.6 million for the twelve months ended April 29, 2012 on lean hog derivative contracts and grain derivative contracts that are not designated in hedging relationships for accounting purposes.

•
Operating profit for the twelve months ended April 29, 2012 included $22.2 million in net charges associated with the Missouri litigation as well as accelerated depreciation charges of $8.2 million as a result of our decision to permanently idle certain farm assets in Missouri.

International

•	Fluctuation in foreign exchange rates and their effect on foreign currency translation decreased sales by 8% and decreased operating profit by $11.5 million.

•
Sales and operating profit for the twelve months ended April 28, 2013 benefited from significantly higher volumes in our Polish operations due to a 19% increase in the number of hogs processed. Unit sales prices in our Polish operations increased in several key product categories; however, higher volumes of lower value by-products that resulted from more processed hogs effectively diminished the overall average unit selling price compared to twelve months ended April 29, 2012.

•
Sales and operating profit in our Romanian operations improved on significantly higher average unit selling prices and sales volumes, which benefited from the approval to export pork products to European Union member countries beginning in the fourth quarter of the twelve months ended April 29, 2012. Sales and hog slaughter volumes benefited from an expansion in our hog production operations in the second quarter of the twelve months ended April 29, 2012.

•	Operating profit for the twelve months ended April 29, 2012 included $38.7 million of charges related to the CFG Consolidation Plan.

•	Equity income from our Mexican joint ventures decreased by $4.1 million due to higher feed costs and unfavorable changes in foreign exchange rates.
Corporate

•
The twelve months ended April 29, 2012 included $6.4 million of professional fees related to the potential acquisition of a controlling interest in CFG. In June 2011, we terminated negotiations to purchase the additional interest.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of December 28, 2014, our liquidity position was $1.8 billion, comprised of $1.3 billion in availability under our credit facilities and $433.5 million in cash and cash equivalents.
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
Credit Facilities

	December 28, 2014
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$1,025.0	$—	$—	$—	$1,025.0
Securitization Facility	325.0	—	(92.7)	—	232.3
International facilities	122.0	—	—	(50.1)	71.9
Total credit facilities	$1,472.0	$—	$(92.7)	$(50.1)	$1,329.2

Cash Flows
Operating Activities

	Twelve Months Ended
		(unaudited)
	December 28, 2014	December 29, 2013
	(in millions)
Net cash flows from operating activities	$813.1	$358.2

The following items explain the significant changes in cash flows from operating activities for the periods presented:
Twelve Months Ended December 28, 2014 vs. Twelve Months Ended December 28, 2013

▪	Cash received from customers increased due to higher average meat selling prices.

▪	Cash paid for grain and other ingredients purchased by the Hog Production segment decreased approximately $656.6 million from the prior year.

▪	Cash paid to outside hog suppliers increased due to a 20% increase in average domestic live hog prices.

▪	Cash paid to outside meat suppliers increased due to higher fresh meat market prices, particularly pork and beef.

▪	The current year included net tax payments of $178.8 million for income taxes as compared to net refunds of $16.5 million in the prior year.

▪	In the current year, we paid $179.6 million for the settlement of derivative contracts and for margin requirements compared to $37.1 million in the prior year.

▪	Cash interest payments increased approximately $23.2 million.

	Successor	Predecessor	The Transition Period	Predecessor
			Eight Months Ended
			(unaudited)
	September 27 - December 29, 2013	April 29 - September 26, 2013	December 29, 2013	December 30, 2012
	(in millions)
Net cash flows from operating activities	$459.3	$(25.8)	$433.5	$248.0

The following items explain the significant changes in cash flows from operating activities for the periods presented:
Eight Months Ended December 29, 2013 vs. Eight Months Ended December 30, 2012

▪
Cash received from customers increased due to a 6% and 9% increase in average selling prices in the Fresh Pork and Packaged Meats segments, respectively, and an 18% increase in sales volume in the International segment.

▪	Cash paid for grain and other feed ingredients purchased by the Hog Production segment decreased approximately $65.4 million despite a significant increase in total pounds purchased.

▪	In the prior year eight month period, we paid cash to settle the Missouri litigation.

▪	In the eight months ended December 29, 2013, we paid $53.8 million for the settlement of derivative contracts and for margin requirements compared to $91.0 million received in prior year.

▪	Cash paid to outside hog suppliers increased due to an 8% increase in domestic live hog market prices.

	Predecessor
	Twelve Months Ended
	April 28, 2013	April 29, 2012
	(in millions)
Net cash flows from operating activities	$172.7	$570.1

The following items explain the significant changes in cash flows from operating activities for the periods presented:
Twelve Months Ended April 28, 2013 vs. Twelve Months Ended April 29, 2012

•	Cash paid for grain and other feed ingredients purchased by the Hog Production segment increased approximately $372 million.

•	Cash received for the settlement of commodity derivative contracts and for margin requirements decreased $103.4 million in fiscal 2013.

•	Cash received from customers decreased primarily as a result of lower domestic selling prices.

•	We paid cash to settle the Missouri litigation in the twelve months ended April 28, 2013.

•	Expenditures for advertising increased as part of our strategy to build brand equity and grow sales.

•	Cash paid to outside hog suppliers was lower due to a 6% decrease in average domestic live hog market prices.

•	Income tax payments decreased $222.0 million as a result of significant tax refunds during the twelve months ended April 28, 2013 and lower domestic taxable income.

•	We contributed $17.7 million to our qualified and non-qualified pension plans in the twelve months ended April 28, 2013 compared to $142.8 million in the twelve months ended April 29, 2012.

Investing Activities

	Twelve Months Ended
		(unaudited)
	December 28, 2014	December 29, 2013
	(in millions)
Acquisition of Smithfield Foods, Inc.	$—	$(4,896.6)
Capital expenditures	(301.4)	(311.0)
Business acquisition, net of cash acquired	(11.0)	(33.7)
Net (expenditures) proceeds from breeding stock transactions	13.3	(6.2)
Proceeds from sale of property, plant and equipment	3.8	6.1
Advance note and other	3.6	(10.4)
Net cash flows from investing activities	$(291.7)	$(5,251.8)
The following items explain the significant investing activities for the periods presented:
Twelve Months Ended December 28, 2014

▪
Capital expenditures primarily related to plant and hog farm improvement projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

▪	In April 2014, Kansas City Sausage Company, LLC (KCS) bought a meat processing business for $11.0 million.
Twelve Months Ended December 28, 2013

▪	WH Group paid $4.9 billion in connection with the Merger to acquire all of our common stock and settle all vested and unvested stock-based compensation awards.

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
Eight Months Ended December 29, 2013

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

•	In October 2012, we paid $23.1 million, net of cash acquired, for a 70% interest in American Skin Food Group, LLC.

	Predecessor
	Twelve Months Ended
	April 28, 2013	April 29, 2012
	(in millions)
Capital expenditures	$(278.0)	$(290.7)
Business acquisition, net of cash acquired	(24.0)	—
Net (expenditures) proceeds from breeding stock transactions	(18.4)	(2.3)
Proceeds from sale of property, plant and equipment	16.9	6.4
Other	(0.2)	—
Net cash flows from investing activities	$(303.7)	$(286.6)

The following items explain the significant investing activities for the periods presented:
Twelve Months Ended April 28, 2013

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
Twelve Months Ended April 29, 2012

•
Capital expenditures included $32.8 million related to our Kinston, North Carolina plant expansion project and $30.9 million related to the Cost Savings Initiative. The remaining capital expenditures primarily related to plant and hog farm improvement projects.

Financing Activities

	Twelve Months Ended
		(unaudited)
	December 28, 2014	December 29, 2013
	(in millions)
Net proceeds from equity contributions	$—	$4,162.1
Proceeds from the issuance of long-term debt and capital leases	13.0	1,100.3
Principal payments on long-term debt and capital lease obligations	(34.5)	(680.5)
Proceeds from Securitization Facility	255.0	440.0
Payments on Securitization Facility	(360.0)	(335.0)
Net borrowings (repayments) on revolving credit facilities and notes payables	(159.6)	93.5
Debt issuance costs and other	(0.2)	(18.2)
Net cash flows from financing activities	$(286.3)	$4,762.2
The following items explain the significant investing activities for the periods presented:
Twelve Months Ended December 28, 2013

▪
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

•
We made an early repayment of our $200.0 million floating rate unsecured term loan due in February 2014 and we repaid the outstanding principal balance on our 4% senior unsecured convertible notes totaling $400.0 million, and we repaid the outstanding principal amount on our 7.75% senior unsecured notes totaling $55.0 million.

▪	We drew $145.0 million, net of repayments, on our Inventory Revolver and $105.0 million, net of repayments, on our Securitization Facility, to repay other long-term debt, as noted above.

	Successor	Predecessor	The Transition Period	Predecessor
			Eight Months Ended
			(unaudited)
	September 27 - December 29, 2013	April 29 - September 26, 2013	December 29, 2013	December 30, 2012
	(in millions)
Net proceeds from equity contributions	$4,162.1	$—	$4,162.1	$—
Proceeds from the issuance of long-term debt and capital leases	900.3	—	900.3	1,019.2
Principal payments on long-term debt and capital lease obligations	(218.7)	(458.7)	(677.4)	(713.4)
Proceeds from Securitization Facility	240.0	170.0	410.0	—
Payments on Securitization Facility	(255.0)	(50.0)	(305.0)	—
Net borrowings (repayments) on revolving credit facilities and notes payables	(367.9)	490.3	122.4	42.8
Repurchase of common stock	—	—	—	(386.4)
Debt issuance costs and other	(20.4)	0.1	(20.3)	(16.5)
Net cash flows from financing activities	$4,440.4	$151.7	$4,592.1	$(54.3)
The following items explain the significant investing activities for the periods presented:
Eight Months Ended December 29, 2013

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

•
We made an early repayment of our $200.0 million floating rate unsecured term loan due in February 2014, repaid the outstanding principal balance on our 4% senior unsecured convertible notes totaling $400.0 million, and repaid the outstanding principal amount on our 7.75% senior unsecured notes totaling $55.0 million.

•	We drew $145.0 million on our Inventory Revolver and $105.0 million on our Securitization Facility, net of repayments, to repay other long-term debt, as noted above.
Eight Months Ended December 30, 2012

•
In August 2012, we issued $1.0 billion of our 2022 Notes at a price equal to 99.5% of their face value. We used $804.9 million of the $981.2 million in net proceeds from the debt offering to repurchase the remaining $694.4 million of our outstanding senior notes due in May 2013 and July 2014.

•	We repurchased 19,068,079 shares of our common stock for $386.4 million as part of a previously approved share repurchase program.

•	We incurred $18.0 million in transaction fees in connection with the issuance of the 2022 Notes, which are being amortized over their ten-year life.

	Predecessor
	Twelve Months Ended
	April 28, 2013	April 29, 2012
	(in millions)
Proceeds from the issuance of long-term debt	$1,219.2	$—
Principal payments on long-term debt and capital lease obligations	(716.5)	(152.7)
Net borrowings (repayments) on revolving credit facilities and notes payables	13.9	(0.3)
Repurchase of common stock	(386.4)	(189.5)
Change in cash collateral	—	23.9
Debt issuance costs and other	(14.5)	(9.8)
Net cash flows from financing activities	$115.7	$(328.4)
The following items explain the significant financing activities for the periods presented:
Twelve Months Ended April 28, 2013

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
Twelve Months Ended April 29, 2012

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

•	We paid $11.0 million of debt issuance costs in connection with the refinancing of the ABL Credit Facility.

Capitalization

	December 28, 2014	December 29, 2013
	(in millions)
6.625% senior unsecured notes, due August 2022, including unamortized premiums of $19.7 million and $21.7 million	$1,014.3	$1,021.3
7.75% senior unsecured notes, due July 2017, including unamortized premiums of $38.1 million and $54.0 million	519.3	538.4
5.25% senior unsecured notes, due August 2018	500.0	500.0
5.875% senior unsecured notes, due August 2021	400.0	400.0
Floating rate senior unsecured term loan, due May 2018	200.0	200.0
Inventory Revolver, LIBOR plus 2.75%	—	145.0
Securitization Facility, the lender's cost of funds of 0.30% plus 1.05%	—	105.0
Various, interest rates from 0.0% to 3.13%, due January 2015 through March 2019	84.2	110.4
Total debt	2,717.8	3,020.1
Current portion	(46.9)	(47.3)
Total long-term debt	$2,670.9	$2,972.8
Total shareholder's equity	$4,539.5	$4,231.1
Interest Rate Spread
As of December 28, 2014, the interest rates on borrowings under the Inventory Revolver and the Securitization Facility were LIBOR plus 2.75% and 0.30% plus 1.05%, respectively. The interest rate spread for the Inventory Revolver is based on a pricing-level grid in the agreement and is determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement, dated as of June 9, 2011, among the Company, specified subsidiaries of the Company, Rabobank Nederland, New York Branch, as Administrative Agent, specified lenders, and other specified agents and arrangers, as amended).
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
As of December 28, 2014, we continued to guarantee $7.7 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

Additional Matters Affecting Liquidity
Capital Projects
We anticipate annual capital expenditures in the range of $325 million to $380 million over the next several years to upgrade facilities with new machinery and equipment in order to improve our competitive cost structure and achieve least cost/best in class operations. These expenditures are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
Group Pens
In January 2007, we announced a voluntary, ten-year program to phase out individual gestation stalls at our company-owned sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $360.0 million, including associated maintenance and repairs. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of 2014, we had completed conversions to group housing for over 71% of our sows on company-owned farms. We remain on track to finish conversion to group housing for all sows on company-owned farms by the end of 2017. Our hog production operations in Poland and Romania completed their conversions to group housing facilities a number of years ago.
In January 2014, we announced the recommendation that all of our contract sow growers join with us in converting their facilities to group housing systems for pregnant sows. We asked contract sow growers to convert by 2022 and offered a sliding scale of incentives to accelerate that timetable through the receipt of contract extensions upon completion of the conversion.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Derivative Financial Instruments” below. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During 2014, margin deposits posted by us ranged from $7.1 million to $382.0 million. The average daily amount we held on deposit with our brokers during 2014 was $170.2 million. As of December 28, 2014, the net amount on deposit with our brokers was $20.0 million.
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
Pension Plan Funding
Funding requirements for our pension plans are determined based on the funded status measured at the end of each year. The values of our pension obligation and related assets may fluctuate significantly, which may in turn lead to a larger underfunded status in our pension plans and a higher funding requirement. We contributed $167.1 million to our qualified pension plans in 2014. We do not expect to have a funding requirement in 2015.
2015 Tender Offer
In January 2015, we commenced a cash tender offer for our 2017, 2018, 2021 and 2022 Notes, subject to a maximum aggregate purchase price of up to $275 million (2015 Tender Offer). The 2015 Tender Offer expired in February 2015. As a result of the 2015 Tender Offer, we paid $275 million to repurchase $258 million of principal. As a result of these repurchases, we will recognize losses on debt extinguishment of approximately $12.1 million in the first quarter of 2015, including the write-off of related unamortized premiums and debt issuance costs.

Contractual Obligations and Commercial Commitments
The following table provides information about our contractual obligations and commercial commitments as of December 28, 2014:

	Payments Due By Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in millions)
Long-term debt, excluding premiums	$2,660.1	$46.9	$534.0	$684.4	$1,394.8
Interest	944.6	164.5	326.0	208.4	245.7
Capital lease obligations, including interest	25.2	1.3	2.0	1.5	20.4
Operating leases	184.5	42.5	60.1	40.1	41.8
Capital expenditure commitments	40.2	40.2	—	—	—
Purchase obligations:
Hog procurement (1)	5,638.3	1,136.0	1,981.0	1,622.7	898.6
Contract hog growers (2)	1,304.8	388.3	354.6	266.9	295.0
Grain procurement (3)	269.6	269.6	—	—	—
Other (4)	358.3	87.1	34.6	27.8	208.8
Total	$11,425.6	$2,176.4	$3,292.3	$2,851.8	$3,105.1
——————————————

(1)
Through the Fresh Pork and International segments, we have purchase agreements with certain hog producers. Some of these arrangements obligate us to purchase all of the hogs produced by these producers. Other arrangements obligate us to purchase a fixed amount of hogs. Due to the uncertainty of the number of hogs that we are obligated to purchase and the uncertainty of market prices at the time of hog purchases, we have estimated our obligations under these arrangements. Future payments were estimated using current live hog market prices, available futures contract prices and internal projections adjusted for historical quality premiums.

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

(3)
Includes fixed price forward grain purchase contracts totaling $15.4 million. Also includes unpriced forward grain purchase contracts which, if valued as of December 28, 2014 market prices, would be $254.2 million. These forward grain contracts are accounted for as normal purchases. As a result, they are not recorded in the balance sheet.

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
The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments in the consolidated balance sheets (1):

	December 28, 2014	December 29, 2013
	(in millions)
Grains	$(27.4)	$(11.2)
Livestock	58.0	(7.1)
Energy	(10.1)	2.9
Interest rate contracts	(0.1)	—
Foreign currency	0.4	1.0
——————————————

(1)	Negative amounts represent net liabilities
Sensitivity Analysis
The following table presents the sensitivity of the fair value of our open derivative contracts to a hypothetical 10% change in market prices or foreign exchange rates, as of December 28, 2014 and December 29, 2013:

	December 28, 2014	December 29, 2013
	(in millions)
Grains	$24.2	$29.9
Livestock	76.3	27.9
Energy	5.9	5.2
Foreign currency	4.3	5.8

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
The following tables present the effects on our consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships:

Cash Flow Hedges
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)		Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	Successor		Successor		Successor
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	December 28, 2014	September 27 - December 29, 2013	December 28, 2014	September 27 - December 29, 2013
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(28.9)	$(8.9)	$1.7	$(0.9)	$(3.8)	$(3.7)
Lean hog contracts	(137.0)	3.1	(218.7)	3.0	(6.4)	—
Interest rate contracts	(0.1)	—	—	—	—	—
Foreign exchange contracts	(0.3)	3.5	2.9	0.3	—	—
Total	$(166.3)	$(2.3)	$(214.1)	$2.4	$(10.2)	$(3.7)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive (Income) Loss into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	Predecessor			Predecessor			Predecessor
		Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$3.1	$39.1	$5.5	$23.6	$108.4	$75.1	$1.3	$—	$(0.2)
Lean hog contracts	(29.3)	13.6	102.8	5.9	54.9	32.3	(0.8)	0.4	(0.5)
Interest rate contracts	—	—	—	—	—	(2.4)	—	—	—
Foreign exchange contracts	(0.4)	0.4	(2.5)	(0.3)	2.1	(4.1)	—	—	—
Total	$(26.6)	$53.1	$105.8	$29.2	$165.4	$100.9	$0.5	$0.4	$(0.7)

Fair Value Hedges
Gain (Loss) Recognized in Earnings on Derivative
	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
(in millions)
Commodity contracts	$2.4	$—	$0.5	$(12.8)	$21.9

Gain (Loss) Recognized in Earnings on Related Hedged Item
	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
(in millions)
Commodity contracts	$(2.0)	$0.1	$(0.5)	$5.0	$(16.7)

Mark-to-Market Method
	Gain (Loss) Recognized in Earnings on Related Hedged Item
	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
	(in millions)
Commodity contracts	$2.4	$(5.9)	$8.5	$42.6	$6.4
Foreign exchange contracts	0.5	1.2	(0.2)	3.7	7.7
Total	$2.9	$(4.7)	$8.3	$46.3	$14.1

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

We have not made any material changes in the accounting methodology used to establish our contingent liabilities during the periods presented in this Form 10-K.

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

We have not made any material changes in the accounting methodology used to establish our marketing accruals during the periods presented in this Form 10-K.

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
We have not made any material changes in the accounting methodology used to evaluate impairment of equity method investments during the periods presented in this Form 10-K.

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

We have not made any material changes in the accounting methodology used to establish our self-insurance liabilities during the periods presented in this Form 10-K.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% increase in the estimates as of December 28, 2014, would result in an increase in the amount we recorded for our insurance liabilities of approximately $10.2 million.

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

During 2014, the three months ended December 29, 2013, the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, we had no significant impairments of long-lived assets.
                                                            Our impairment analysis contains uncertainties due to judgment in assumptions and estimates surrounding undiscounted future cash flows of the long-lived asset, including forecasting useful lives of assets and selecting the discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in the accounting methodology used to evaluate the impairment of long-lived assets during the periods presented in this Form 10-K.

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

We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill and other intangible assets during the periods presented in this Form 10-K.

As of December 28, 2014, we had $1.6 billion of goodwill and $1.3 billion of other non-amortizable intangible assets, consisting mainly of trademarks. Our goodwill is included in the following segments:
Fresh Pork - $32.2 million
Packaged Meats - $1,518.3 million
International - $71.8 million
Hog Production - $3.9 million
As a result of the first step of our 2014 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. A hypothetical 10% decrease in the estimated fair value of our reporting units would not result in a material impairment.
Our 2014 other non-amortizable intangible asset impairment analysis did not result in an impairment charge. A hypothetical 10% decrease in the estimated fair value of our intangible assets would not result in a material impairment.

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

For our other non-amortizable intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

We generally contribute the minimum amount required under government regulations to our qualified pension plans. We funded $167.1 million, $18.8 million, $17.7 million, and $142.8 million to our qualified pension plans during the twelve months ended December 28, 2014, the eight months ended December 29, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 28, 2012, respectively. We do not expect to have a funding requirement in 2015 for our qualified pension plans.

The measurement of our pension obligation and costs is dependent on a variety of assumptions regarding future events. The key assumptions we use include discount rates, salary growth, retirement ages/mortality rates and the expected return on plan assets.

These assumptions may have an effect on the amount and timing of future contributions. The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match our expected benefit payment stream. The salary growth assumption reflects our long-term actual experience, the near-term outlook and assumed inflation. Retirement rates are based primarily on actual plan experience. Mortality rates were previously based on mandated mortality tables. During 2014, we used a new mortality table based on the Mercer Industry Longevity Experience Study (MILES). Both tables have flexibility to consider industry specific groups, such as blue collar or white collar. The expected return on plan assets reflects asset allocations, investment strategy and historical returns of the asset categories. The effects of actual results differing from these assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

The following weighted average assumptions were used to determine our benefit obligation and net benefit cost for 2014:

• 5.25% – Discount rate to determine net benefit cost
• 4.30% – Discount rate to determine pension benefit obligation

• 7.50% – Expected return on plan assets

• 4.00% – Salary growth

If actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.

An additional 0.50% decrease in the discount rate used to measure our projected benefit obligation would have further reduced the funded status by $112.5 million as of December 28, 2014, and would have resulted in an additional $2.2 million in net pension cost for the twelve months ended December 28, 2014.

A 0.50% decrease in expected return on plan assets would have resulted in an additional $5.6 million in net pension cost for the twelve months ended December 28, 2014.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

PAGE
Report of Independent Registered Public Accounting Firms on Consolidated Financial Statements	64
Consolidated Statements of Income - for the Year Ended December 28, 2014 (Successor), September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Twelve Months Ended April 28, 2013 and April 29, 2012 (Predecessor)	66
Consolidated Statements of Comprehensive Income - for the Year Ended December 28, 2014 (Successor), September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Twelve Months Ended April 28, 2013 and April 29, 2012 (Predecessor)	67
Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013	68
Consolidated Statements of Cash Flows - for the Year Ended December 28, 2014 (Successor); September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Twelve Months Ended April 28, 2013 and April 29, 2012 (Predecessor)	69
Consolidated Statements of Shareholder's Equity - for the Year Ended December 28, 2014 (Successor); September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Twelve Months Ended April 28, 2013 and April 29, 2012 (Predecessor)	70
Notes to Consolidated Financial Statements	72
Schedule II—Valuation and Qualifying Accounts	121

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholder of Smithfield Foods, Inc.
Smithfield, Virginia
We have audited the accompanying consolidated balance sheets of Smithfield Foods Inc. and subsidiaries (the "Company") as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, comprehensive income, shareholder's equity, and cash flows for the year ended December 28, 2014 and the periods from September 27, 2013 to December 29, 2013 (Successor) and from April 29, 2013 to September 26, 2013 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smithfield Foods Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for the year ended December 28, 2014 and the periods from September 27, 2013 to December 29, 2013 (Successor) and from April 29, 2013 to September 26, 2013 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the financial statements, on September 26, 2013, WH Group Limited (WH Group), formerly Shuanghui International Holdings Limited, acquired all of the outstanding shares of the Company and WH Group's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company.

/s/ DELOITTE & TOUCHE LLP
Richmond, VA
March 25, 2015

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
/s/ ERNST & YOUNG LLP
Richmond, Virginia
June 18, 2013, except for Note 13, as to which the date is March 25, 2015

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
Sales	$15,031.3	$3,894.2	$5,679.5	$13,221.1	$13,094.3
Cost of sales	13,255.7	3,543.1	5,190.1	11,901.4	11,544.9
Gross profit	1,775.6	351.1	489.4	1,319.7	1,549.4
Selling, general and administrative expenses	902.2	213.4	341.7	815.4	816.9
Merger related costs	—	23.9	18.0	—	—
(Income) loss from equity method investments	(58.2)	2.6	0.5	(15.0)	9.9
Operating profit	931.6	111.2	129.2	519.3	722.6
Interest expense	159.4	59.0	64.6	168.7	176.7
Non-operating (gain) loss	(0.9)	1.7	—	120.7	12.2
Income before income taxes	773.1	50.5	64.6	229.9	533.7
Income tax expense	217.0	15.8	12.7	46.1	172.4
Net income	$556.1	$34.7	$51.9	$183.8	$361.3

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
Net income	$556.1	$34.7	$51.9	$183.8	$361.3

Other comprehensive income (loss):
Foreign currency translation:
Translation adjustment	(167.5)	29.6	23.3	(12.5)	(185.7)
Tax benefit (expense)	12.8	(2.3)	(6.4)	1.4	25.9
Pension accounting:
Net actuarial gains (losses)	(217.5)	23.7	—	(93.9)	(326.1)
Reclassification of losses into net income	3.3	—	24.8	52.8	23.5
Tax benefit (expense)	82.0	(9.1)	(9.7)	15.9	117.6
Hedge accounting:
Net derivative gains (losses)	(166.3)	(2.3)	(26.6)	53.3	105.6
Reclassification of net (gains) losses into net income	214.1	(2.4)	(29.2)	(165.4)	(100.9)
Tax benefit (expense)	(18.5)	1.8	21.8	43.1	(1.6)
Total other comprehensive income (loss)	(257.6)	39.0	(2.0)	(105.3)	(341.7)
Total comprehensive income	$298.5	$73.7	$49.9	$78.5	$19.6

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$433.5	$193.4
Accounts receivable, net	864.0	810.9
Inventories	2,206.8	2,274.7
Prepaid expenses and other current assets	244.3	225.1
Total current assets	3,748.6	3,504.1

Property, plant and equipment, net	2,753.4	2,745.9
Goodwill	1,626.2	1,622.5
Intangible assets, net	1,380.9	1,405.8
Investments	498.0	496.5
Other assets	140.5	180.0
Total assets	$10,147.6	$9,954.8

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	48.1	48.5
Accrued expenses and other current liabilities	745.0	632.7
Accounts payable	675.1	614.4
Total current liabilities	1,468.2	1,295.6

Long-term debt and capital lease obligations	2,694.6	2,997.4
Deferred income taxes, net	697.5	745.9
Net long-term pension liability	574.9	504.4
Other liabilities	122.2	131.1

Redeemable noncontrolling interests	49.8	48.6

Commitments and contingencies

Equity:
Shareholder's equity:
Common stock, no par value, 1,000 authorized shares; 1,000 issued and outstanding	—	—
Additional paid-in capital	4,167.3	4,157.4
Retained earnings	590.8	34.7
Accumulated other comprehensive income (loss)	(218.6)	39.0
Total shareholder's equity	4,539.5	4,231.1
Noncontrolling interests	0.9	0.7
Total equity	4,540.4	4,231.8
Total liabilities and shareholder's equity	$10,147.6	$9,954.8

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
Cash flows from operating activities:
Net income	$556.1	$34.7	$51.9	$183.8	$361.3
Adjustments to reconcile net cash flows from operating activities:
(Income) loss from equity method investments	(58.2)	2.6	0.5	(15.0)	9.9
Depreciation and amortization	230.8	55.4	106.5	239.9	242.8
Impact of inventory fair value step-up on cost of sales	—	45.4	—	—	—
Deferred income taxes	62.0	14.5	(3.7)	(5.3)	90.2
Impairment of assets	6.2	0.5	2.0	4.2	2.9
Pension expense	50.6	11.9	44.8	96.1	57.2
Pension contributions	(173.7)	(9.1)	(9.7)	(17.7)	(142.8)
Changes in operating assets and liabilities and other, net:
Accounts receivable	(91.7)	(37.8)	(86.0)	(39.9)	47.8
Inventories	17.9	199.8	(108.7)	(273.9)	(89.8)
Prepaid expenses and other current assets	(22.5)	(66.7)	72.8	52.0	(68.1)
Accounts payable	77.4	107.0	64.2	14.7	2.5
Accrued expenses and other current liabilities	92.8	151.7	(150.3)	(15.9)	12.6
Other	65.4	(50.6)	(10.1)	(50.3)	43.6
Net cash flows from operating activities	813.1	459.3	(25.8)	172.7	570.1

Cash flows from investing activities:
Acquisition of Smithfield Foods, Inc.	—	(4,896.6)	—	—	—
Capital expenditures	(301.4)	(69.9)	(139.8)	(278.0)	(290.7)
Business acquisition, net of cash acquired	(11.0)	—	(32.8)	(24.0)	—
Net (expenditures) proceeds from breeding stock transactions	13.3	5.1	(5.3)	(18.4)	(2.3)
Proceeds from sale of property, plant and equipment	3.8	2.3	1.7	16.9	6.4
Advance note and other	3.6	—	(10.0)	(0.2)	—
Net cash flows from investing activities	(291.7)	(4,959.1)	(186.2)	(303.7)	(286.6)

Cash flows from financing activities:
Net proceeds from equity contributions	—	4,162.1	—	—	—
Proceeds from the issuance of long-term debt	13.0	900.3	—	1,219.2	—
Principal payments on long-term debt and capital lease obligations	(34.5)	(218.7)	(458.7)	(716.5)	(152.7)
Proceeds from Securitization Facility	255.0	240.0	170.0	—	—
Payments on Securitization Facility	(360.0)	(255.0)	(50.0)	—	—
Net borrowings (repayments) on revolving credit facilities and notes payables	(159.6)	(367.9)	490.3	13.9	(0.3)
Repurchase of common stock	—	—	—	(386.4)	(189.5)
Change in cash collateral	—	—	—	—	23.9
Debt issuance costs and other	(0.2)	(20.4)	0.1	(14.5)	(9.8)
Net cash flows from financing activities	(286.3)	4,440.4	151.7	115.7	(328.4)

Effect of foreign exchange rate changes on cash	5.0	2.3	0.2	1.6	(5.5)
Net change in cash and cash equivalents	240.1	(57.1)	(60.1)	(13.7)	(50.4)
Cash and cash equivalents at beginning of period	193.4	250.5	310.6	324.3	374.7
Cash and cash equivalents at end of period	$433.5	$193.4	$250.5	$310.6	$324.3

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(in millions)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-in Capital	Stock Held in Trust	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity	Noncontrolling Interests	Total Equity
Predecessor
Balance, May 1, 2011	166.1	$83.0	$1,638.7	$(66.7)	$2,059.7	$(169.2)	$3,545.5	$1.1	$3,546.6
Common stock repurchased	(9.2)	(4.6)	(90.3)		(94.6)		(189.5)		(189.5)
Issuance of common stock	0.5	0.3	(5.0)	—	—	—	(4.7)	—	(4.7)
Stock compensation expense	—	—	14.4	—	—	—	14.4	—	14.4
Purchase of stock for trust	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Other	—	—	3.2	0.4	—	—	3.6	0.4	4.0
Comprehensive income:
Net income (loss)	—	—	—	—	361.3	—	361.3	(0.8)	360.5
Other comprehensive income, net of tax	—	—	—	—	—	(341.7)	(341.7)	—	(341.7)
Balance, April 29, 2012	157.4	78.7	1,561.0	(67.9)	2,326.4	(510.9)	3,387.3	0.7	3,388.0
Common stock repurchased	(19.1)	(9.5)	(189.3)	—	(187.6)	—	(386.4)	—	(386.4)
Issuance of common stock	0.6	0.3	(1.1)	—	—	—	(0.8)	—	(0.8)
Stock compensation expense	—	—	19.1	—	—	—	19.1	—	19.1
Purchase of stock for trust	—	—	—	(1.8)	—	—	(1.8)	—	(1.8)
Other	—	—	0.2	0.9	—	—	1.1	(0.4)	0.7
Comprehensive income:
Net income (loss)	—	—	—	—	183.8	—	183.8	0.4	184.2
Other comprehensive loss, net of tax	—	—	—	—	—	(105.3)	(105.3)	—	(105.3)
Balance, April 28, 2013	138.9	69.5	1,389.9	(68.8)	2,322.6	(616.2)	3,097.0	0.7	3,097.7
Issuance of common stock	0.4	0.1	(2.4)	—	—	—	(2.3)	—	(2.3)
Stock compensation expense	—	—	26.4	—	—	—	26.4	—	26.4
Purchase of stock for trust	—	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Other	—	—	—	—	—	—	—	(0.3)	(0.3)
Comprehensive income:
Net income	—	—	—	—	51.9	—	51.9	0.2	52.1
Other comprehensive loss, net of tax	—	—	—	—	—	(2.0)	(2.0)	—	(2.0)
Balance, September 26, 2013	139.3	$69.6	$1,413.9	$(69.5)	$2,374.5	$(618.2)	$3,170.3	$0.6	$3,170.9

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY - (Continued)
(in millions)

Successor
	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity	Noncontrolling Interests	Total Equity
Balance, September 27, 2013	4,162.1	—	—	4,162.1	0.6	4,162.7
Adjustment to redeemable noncontrolling interests	(2.2)	—	—	(2.2)	—	(2.2)
Other	(2.5)	—	—	(2.5)	—	(2.5)
Comprehensive income:
Net income	—	34.7	—	34.7	0.1	34.8
Other comprehensive income, net of tax	—	—	39.0	39.0	—	39.0
Balance, December 29, 2013	$4,157.4	$34.7	$39.0	$4,231.1	$0.7	$4,231.8
Stock compensation expense	9.2	—	—	9.2	—	9.2
Adjustment to redeemable noncontrolling interests	0.3	—	—	0.3	—	0.3
Other	0.4	—	—	0.4	—	0.4
Comprehensive income:
Net income	—	556.1	—	556.1	0.2	556.3
Other comprehensive loss, net of tax	—	—	(257.6)	(257.6)	—	(257.6)
Balance, December 28, 2014	$4,167.3	$590.8	$(218.6)	$4,539.5	$0.9	$4,540.4

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Smithfield Foods, Inc., together with its subsidiaries ("Smithfield," "the Company,” “we,” “us” or “our”), is the largest hog producer and pork processor in the world. We produce and market a wide variety of fresh meat and packaged meats products both domestically and internationally. We conduct our operations through five reportable segments: Fresh Pork, Packaged Meats, Hog Production, International and Corporate. See Note 15—Reportable Segments for additional information about changes to our reportable segments during the current year.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-K and Regulation S-X. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included.
The Merger was accounted for as a business combination using the acquisition method of accounting. WH Groups's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Accordingly, the consolidated financial statements are presented for two periods, Predecessor and Successor, which represent the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.
Certain prior year amounts have been reclassified to conform to current year presentation.
Change in Fiscal Year End
On January 16, 2014, the Company elected to change its fiscal year end from the 52 or 53 week period which previously ended on the Sunday nearest to April 30 to the 52 or 53 week period which ends on the Sunday nearest to December 31. The change became effective at the end of the period ended December 29, 2013. Unless otherwise noted, all references to 2014 in this report are to the twelve months ended December 28, 2014.

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
Principles of Consolidation
The consolidated financial statements include the accounts of all wholly owned subsidiaries, as well as all majority owned subsidiaries and other entities for which we have a controlling interest. Entities that are 50% owned or less are accounted for under the equity method when we have the ability to exercise significant influence. We use the cost method of accounting for investments in which our ability to exercise significant influence is limited. All intercompany transactions and accounts have been eliminated. Consolidating the results of operations and financial position of variable interest entities for which we are the primary beneficiary does not have a material effect on sales, net income, or on our financial position for the fiscal periods presented.
Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows in foreign currencies are translated into U.S. dollars using the average exchange rate over the course of the year. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholder's equity in accumulated other comprehensive income (loss) and included in other comprehensive income (loss) for each period. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses as incurred. We recorded net losses on foreign currency transactions of $4.0 million in 2014, net gains of $0.2 million, $0.3 million and $1.1 million in the three months ended December 29, 2013, the five months ended September 26, 2013 and the twelve months ended April 28, 2013, respectively, and net losses of $7.4 million in the twelve months ended April 29, 2012.
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
Accounts Receivable
Accounts receivable are recorded net of the allowance for doubtful accounts. We regularly evaluate the collectibility of our accounts receivable based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer and historical experience. Based on our evaluation, we record reserves to reduce the related receivables to amounts we reasonably believe are collectible. Our reserve for uncollectible accounts receivable was $7.5 million and $3.2 million as of December 28, 2014 and December 29, 2013, respectively.
Inventories
Inventories consist of the following:

	December 28, 2014	December 29, 2013
	(in millions)
Livestock	$928.1	$1,054.8
Fresh and packaged meats	961.9	956.7
Grains	191.6	134.5
Manufacturing supplies	79.8	69.3
Other	45.4	59.4
Total inventories	$2,206.8	$2,274.7
Livestock are valued at the lower of the average cost of production or market and further adjusted for changes in the fair value of livestock that are hedged. Costs include feed, medications, contract grower fees and other production expenses. Fresh and packaged meats are valued based on USDA and other market prices and adjusted for the cost of further processing. Costs for fresh and packaged meats include meat, labor, supplies and overhead. Average costing is primarily utilized to account for fresh and packaged meats and grains. Manufacturing supplies principally consist of ingredients and packaging materials.
Derivative Financial Instruments and Hedging Activities
See Note 4—Derivative Financial Instruments for our policy.
Property, Plant and Equipment, Net
Property, plant and equipment is generally stated at historical cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are classified in property, plant and equipment, net and depreciated over the lease term. The depreciation of assets held under capital leases is included in depreciation expense. The cost of assets held under capital leases was $28.5 million and $28.6 million at December 28, 2014 and December 29, 2013, respectively. The assets held under capital leases had accumulated depreciation of $1.2 million and $0.6 million at December 28, 2014 and December 29, 2013, respectively. Depreciation expense is included in either cost of sales or selling, general and administrative (SG&A) expenses, as appropriate. Depreciation expense totaled $223.7 million, $53.7 million, $104.8 million, $235.3 million and $238.6 million in 2014, the three months ended December 29, 2013, the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, respectively.
Interest is capitalized on property, plant and equipment over the construction period. Total interest capitalized was $1.1 million, $0.4 million, $0.7 million, $4.8 million and $2.8 million in 2014, the three months ended December 29, 2013, the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, respectively.

Property, plant and equipment, net, consists of the following:

	Useful Life	December 28, 2014	December 29, 2013
	(in Years)	(in millions)
Land and improvements	0-20	$546.4	$551.9
Buildings and improvements	20-40	866.1	846.3
Machinery and equipment	5-25	1,125.5	996.4
Breeding stock	2	193.0	193.2
Computer hardware and software	3-5	34.3	35.3
Other	3-10	67.2	66.4
Construction in progress		191.2	106.4
		3,023.7	2,795.9
Accumulated depreciation		(270.3)	(50.0)
Property, plant and equipment, net		$2,753.4	$2,745.9

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

Intangible assets consist of the following:

	Useful Life	December 28, 2014	December 29, 2013
	(in Years)	(in millions)
Amortized intangible assets:
Customer relations assets	14-16	$54.4	$55.2
Patents, rights and leasehold interests	5-25	3.0	3.0
Contractual relationships	17-22	40.0	40.0
Accumulated amortization		(8.2)	(1.6)
Amortized intangible assets, net		89.2	96.6
Non-amortized intangible assets:
Trademarks	Indefinite	1,291.7	1,309.2
Intangible assets, net		$1,380.9	$1,405.8
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
Amortization expense for intangible assets was $6.8 million, $1.7 million, $1.7 million, $3.1 million and $3.0 million in 2014, the three months ended December 29, 2013, the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, respectively. As of December 28, 2014, the estimated amortization expense associated with our intangible assets for each of the next five years is expected to be $6.8 million.
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

Pension Accounting
We recognize the funded status of our defined benefit pension plans in the consolidated balance sheets. We measure our pension and other postretirement benefit plan obligations and related plan assets as of the last day of our year. The measurement of our pension obligations and related costs is dependent on the use of assumptions and estimates. These assumptions include discount rates, salary growth, mortality rates and expected returns on plan assets. Changes in assumptions and future investment returns could potentially have a material impact on our expenses and related funding requirements.
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
Advertising and Promotional Costs
Advertising and promotional costs are expensed as incurred except for certain production costs, which are expensed upon the first airing of the advertisement. Promotional sponsorship costs are expensed as the promotional events occur. Advertising costs totaled $165.8 million, $48.0 million, $63.5 million, $143.1 million and $122.9 million in 2014, the three months ended December 29, 2013, the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, respectively, and are included in SG&A.
Shipping and Handling Costs
Shipping and handling costs are reported as a component of cost of sales.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $75.3 million, $23.2 million, $31.9 million, $80.9 million and $75.9 million in 2014, the three months ended December 29, 2013, the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, respectively.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (ASU 2013-11). This update does not have a significant impact on our consolidated condensed balance sheet.

In May 2014, the FASB and International Accounting Standards Board (IASB) issued Accounting Standards Update 2014-09, Revenues from Contracts with Customers (ASU 2014-09). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers, except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The new guidance is effective for fiscal year and interim periods within those years beginning after December 15, 2016 and early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The guidance is not currently effective for us and has not been applied to our financial statements. We are currently in the process of evaluating the potential impact of future adoption but at this time do not anticipate it will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASU 2014-15). The new guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The impact of adoption will not effect our consolidated financial statements.

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

WH Group's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. The consolidated balance sheets, as of December 28, 2014 and December 29, 2013, reflect various fair value estimates and analyses, including work performed by third-party valuation specialists. This work was finalized during the third quarter of 2014 with no material adjustments.
The following is a summary of the allocation of the total purchase consideration to the estimated fair values of our assets acquired, liabilities assumed and noncontrolling interests by WH Group in the transaction:

(in millions)
Cash and cash equivalents	$250.5
Accounts receivable	764.6
Inventories	2,504.7
Prepaid expenses and other current assets	214.2
Property, plant and equipment	2,719.2
Goodwill	1,631.5
Investments	479.1
Intangible assets	1,403.0
Other assets	171.7
Assets acquired by WH Group	10,138.5

Current portion of long-term debt and capital lease obligations	239.1
Accounts payable	535.3
Accrued expenses and other current liabilities	590.8
Long-term debt and capital lease obligations	2,509.1
Net long-term pension liability	522.8
Deferred income taxes, net	664.4
Other liabilities	125.8
Liabilities assumed by WH Group	5,187.3

Redeemable noncontrolling interests and noncontrolling interests	48.2
Total purchase consideration	$4,903.0
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
Goodwill reflects the amount of the total consideration paid that exceeded the fair value of the identifiable assets acquired, liabilities assumed and noncontrolling interests. Goodwill recognized as a result of the Merger and is not deductible for tax purposes. See Note 15—Reportable Segments for the allocation of goodwill to our reportable segments.
In connection with the Merger, we incurred $23.9 million and $18.0 million of professional fees during the three months ended December 29, 2013 and the five months ended September 26, 2013, respectively. These fees are recognized in merger related costs on the consolidated statements of income. In addition, Merger Sub deferred $17.3 million of debt issuance costs for a financing arrangement. We recognized these deferred costs in interest expense during the three months ended December 29, 2013 upon termination of the financing arrangement following the Merger. All of these charges are reflected in the results of our Corporate segment.
The following unaudited pro forma financial data summarizes the Company's results of operations as if the Merger had occurred as of April 30, 2012. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the Merger been consummated on April 30, 2012.

	Eight Months Ended	Twelve Months Ended
	December 29, 2013	April 28, 2013
	(in millions and unaudited)
Sales	$9,573.7	$13,221.1
Net income	192.9	219.6
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
KCS is a leading U.S. sausage producer and sow processor with annual revenues exceeding $300.0 million in 2014. The merging of KCS's low-cost, efficient operations and high-quality products with our strong brands and sales and marketing team should contribute growth to our packaged meats business. KCS operates in Des Moines, Iowa and Kansas City, Missouri. In Des Moines, KCS produces premium raw materials for sausage, as well as value-added products, including boneless hams and hides.

KCS is managed by its Board of Directors, which makes decisions that most significantly impact the economic performance of KCS. We have the right to nominate and elect the majority of the members of the Board of Directors of KCS, and based on the associated voting rights, we have determined that we have a controlling financial interest in KCS. As a result, the acquisition of our interest in KCS was accounted for in the Fresh Pork and Packaged Meats segments using the acquisition method of accounting, which requires, among other things, that assets acquired, liabilities assumed and noncontrolling interests in the acquiree be recognized at their fair values as of the acquisition date. The purchase price allocation includes assets acquired, excluding goodwill, of $39.2 million, liabilities assumed of $10.7 million, goodwill of $43.5 million and redeemable noncontrolling interests of $36.0 million.
Our initial estimate of the fair value of the noncontrolling interests was measured based on market multiples for similar companies in our industry and consideration of the terms of the acquisition, which provide the noncontrolling interest holder the right to exercise a put option at any time after the fifth anniversary of the acquisition, which would obligate us to redeem their interest. The noncontrolling interests is classified outside of equity as redeemable noncontrolling interests in the consolidated condensed balance sheet. The redemption amount is the greater of $45.0 million or the result of a computed amount based on a fixed multiple of earnings. We have elected to accrete changes in the redemption amount of the noncontrolling interest over the five year period until it becomes redeemable. If the noncontrolling interests had been redeemable as of December 28, 2014, the redemption amount would have been $45.0 million.
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
The acquisition of American Skin was accounted for in the Packaged Meats segment using the acquisition method of accounting. The purchase price allocation includes assets acquired, excluding goodwill, of $18.7 million, liabilities assumed of $0.5 million, goodwill of $16.4 million and noncontrolling interests of $10.4 million.
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

As a result of this decision, we performed an impairment analysis of the related assets at the Portsmouth facility in the second quarter of the twelve months ended April 29, 2012 and determined that the net cash flows expected to be generated over the anticipated remaining useful life of the plant are sufficient to recover its book value. As such, no impairment existed. However, we revised depreciation estimates to reflect the use of the related assets at the Portsmouth facility over their shortened useful lives. As a result, we recognized accelerated depreciation charges of $4.4 million and $3.3 million in cost of sales during the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, respectively. Also, in connection with this decision, we wrote-down inventory by $0.8 million in cost of sales and accrued $0.6 million for employee severance in SG&A in the second quarter of the twelve months ended April 29, 2012. All of these charges are reflected in the Packaged Meats segment.
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counter-party agreements. Additionally, certain of our derivative contracts contain credit risk related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of December 28, 2014, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counter-parties under financial instruments. Although our counter-parties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counter-parties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counter-parties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of December 28, 2014, we had no significant credit exposure on non-exchange traded derivative contracts. No significant concentrations of credit risk existed as of December 28, 2014.
The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated balance sheets, as appropriate.

The following tables present the fair values of our open derivative financial instruments on a gross basis:

	Assets		Liabilities
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$4.8	$5.5	$24.8	$16.2
Livestock contracts	60.7	0.7	—	1.1
Interest rate contracts	—	—	0.1	—
Foreign exchange contracts	—	0.6	0.2	—
Total	65.5	6.8	25.1	17.3
Derivatives using the "mark-to-market" method:
Grain contracts	1.1	0.6	8.5	1.1
Livestock contracts	5.9	2.8	8.6	9.5
Energy contracts	—	2.9	10.1	—
Foreign exchange contracts	0.7	0.6	0.1	0.2
Total	7.7	6.9	27.3	10.8
Total fair value of derivative instruments	$73.2	$13.7	$52.4	$28.1

The majority of our derivatives are exchange traded futures contracts held with brokers, subject to netting arrangements that are enforceable during the ordinary course of business. Additionally, we have a smaller portfolio of over-the-counter derivatives that are held by counterparties under netting arrangements found in typical master netting agreements. These agreements legally allow for net settlement in the event of bankruptcy. We offset the fair values of derivative assets and liabilities, along with the related cash collateral, that are executed with the same counter-party under these arrangements in the consolidated balance sheet.

The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our consolidated balance sheets and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities:

	December 28, 2014
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$72.5	$(14.6)	$57.9	$(12.3)	$45.6
Foreign exchange contracts	0.7	(0.3)	0.4	—	0.4
Total	$73.2	$(14.9)	$58.3	$(12.3)	$46.0
Liabilities:
Commodities	52.0	(14.6)	37.4	(32.3)	5.1
Interest rate contracts	0.1	—	0.1	—	0.1
Foreign exchange contracts	0.3	(0.3)	—	—	—
Total	$52.4	$(14.9)	$37.5	$(32.3)	$5.2

	December 29, 2013
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$12.5	$(7.4)	$5.1	$—	$5.1
Foreign exchange contracts	1.2	—	1.2	—	1.2
Total	$13.7	$(7.4)	$6.3	$—	$6.3
Liabilities:
Commodities	27.9	(7.4)	20.5	(15.6)	4.9
Foreign exchange contracts	0.2	—	0.2	—	0.2
Total	$28.1	$(7.4)	$20.7	$(15.6)	$5.1
See Note 12—Fair Value Measurements for additional information about the fair value of our derivatives.
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of December 28, 2014, we had no cash flow hedges for forecasted transactions beyond March 2016.
When cash flow hedge accounting is applied, derivative gains or losses are recognized as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The ineffective portion of derivative gains and losses is recognized as part of current period earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for grain contracts, sales for lean hog contracts, interest expense for interest rate contracts and SG&A expenses for foreign exchange contracts. Gains and losses on derivatives designed to hedge price risk associated with fresh pork sales are recorded in the Hog Production segment.

During 2014, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	42,575,000	99,580,000	Bushels
Soybean meal	346,500	827,300	Tons
Lean hogs	103,280,000	1,847,680,000	Pounds
Interest rate	—	20,886,129	U.S. Dollars
Foreign currency (1)	10,966,921	34,363,900	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following tables present the effects on our consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)		Loss Recognized in Earnings on Derivative (Ineffective Portion)
	Successor		Successor		Successor
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	December 28, 2014	September 27 - December 29, 2013	December 28, 2014	September 27 - December 29, 2013
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(28.9)	$(8.9)	$1.7	$(0.9)	$(3.8)	$(3.7)
Lean hog contracts	(137.0)	3.1	(218.7)	3.0	(6.4)	—
Interest rate contracts	(0.1)	—	—	—	—	—
Foreign exchange contracts	(0.3)	3.5	2.9	0.3	—	—
Total	$(166.3)	$(2.3)	$(214.1)	$2.4	$(10.2)	$(3.7)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	Predecessor			Predecessor			Predecessor
		Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$3.1	$39.1	$5.5	$23.6	$108.4	$75.1	$1.3	$—	$(0.2)
Lean hog contracts	(29.3)	13.6	102.8	5.9	54.9	32.3	(0.8)	0.4	(0.5)
Interest rate contracts	—	—	—	—	—	(2.4)	—	—	—
Foreign exchange contracts	(0.4)	0.4	(2.5)	(0.3)	2.1	(4.1)	—	—	—
Total	$(26.6)	$53.1	$105.8	$29.2	$165.4	$100.9	$0.5	$0.4	$(0.7)
For the periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.

During the twelve months ended April 29, 2012, we discontinued cash flow hedge accounting on certain grain contracts as it became probable that the original forecasted transactions would not transpire. As a result of this change, the table above for the twelve months ended April 29, 2012 includes gains of $12.0 million on grain contracts de-designated from hedging relationships that were reclassified from accumulated other comprehensive income (loss) into earnings in the twelve months ended April 29, 2012.
As of December 28, 2014, there were deferred net gains of $26.4 million, net of tax of $17.1 million, in accumulated other comprehensive income (loss). We expect to reclassify $1.9 million ($1.2 million net of tax) of the deferred net gains on closed commodity contracts into earnings in 2015. We are unable to estimate the unrealized gains or losses to be reclassified into earnings in 2015 related to open contracts as their values are subject to change.
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
During 2014, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	450,000	9,195,000	Bushels

The following tables present the effects on our consolidated statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the periods indicated:

Gain (Loss) Recognized in Earnings on Derivative
	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
(in millions)
Commodity contracts (1)	$2.4	$—	$0.5	$(12.8)	$21.9
——————————————

(1)
Includes losses of $7.5 million in the twelve months ended April 28, 2013 and gains of $5.1 million in the twelve months ended April 29, 2012, representing differences between the spot and futures prices for fair value hedges of hog inventory, which are recorded directly into earnings as they occur. There were no fair value hedges of hog inventory during 2014 nor during the three months ended December 29, 2013 nor during the five months ended September 26, 2013 and, therefore, no differences between spot and futures prices were recognized in those periods.

Gain (Loss) Recognized in Earnings on Related Hedged Item
	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
(in millions)
Commodity contracts	$(2.0)	$0.1	$(0.5)	$5.0	$(16.7)

We recognized gains of $2.8 million and $4.1 million in 2014 and the five months ended September 26, 2013, losses of $2.5 million in the twelve months ended April 28, 2013 and gains of $6.0 million in twelve months ended April 29, 2012, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
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

During 2014, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	600,000	414,600,000	Pounds
Corn	490,000	24,640,000	Bushels
Soybean meal	—	18,500	Tons
Soybeans	75,000	3,545,000	Bushels
Wheat	—	85,000	Bushels
Natural gas	8,030,000	11,040,000	Million BTU
Diesel	—	6,888,000	Gallons
Live cattle	—	80,000	Pounds
Propane	—	966,000	Gallons
Foreign currency (1)	6,272,810	85,251,053	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains (losses) recognized in the consolidated statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the periods indicated:

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
	(in millions)
Commodity contracts	$2.4	$(5.9)	$8.5	$42.6	$6.4
Foreign exchange contracts	0.5	1.2	(0.2)	3.7	7.7
Total	$2.9	$(4.7)	$8.3	$46.3	$14.1
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
NOTE 5:    INVESTMENTS
Investments consist of the following:

Equity Investment	Segment	% Owned	December 28, 2014	December 29, 2013
			(in millions)
Campofrío Food Group (CFG) (1)	International	37%	$330.0	$351.4
Mexican joint ventures	International	50%	142.8	118.0
All other equity method investments	Various	Various	25.2	27.1
Total investments			$498.0	$496.5
——————————————

(1)	Beginning in June 2014, our investment in CFG is through our interest in Sigma & WH Europe, as described below.
We record our share of earnings and losses from our equity method investments in (income) loss from equity method investments. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated financial statements.
In November 2013, Mexican processed meats producer Sigma Alimentos (Sigma) announced its intention to tender for all of CFG’s outstanding shares (CFG Tender Offer). In December 2013, we announced our intention to participate in the CFG Tender Offer by retaining our 37% interest in CFG. In June 2014, we finalized our shareholder agreement with Sigma creating a new entity called Sigma & WH Food Europe, S.L. (Sigma & WH Europe) to hold all shares of CFG owned by Sigma and the Company. At the formation of Sigma & WH Europe, both the Company and Sigma contributed all of our shares of CFG to Sigma & WH Europe in exchange for the same number of shares in Sigma & WH Europe. Effective September 19, 2014, CFG's common stock ceased to trade on the Madrid Exchange. As of December 28, 2014, Sigma & WH Europe owned approximately 98% of the outstanding shares of CFG. The CFG Tender Offer and the shareholder agreement with Sigma had no impact on the book value of our investment in CFG.

(Income) loss from equity method investments consists of the following:

		Successor		Predecessor
		Twelve Months Ended			Twelve Months Ended
Equity Investment	Segment	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
		(in millions)
CFG	International	$(11.1)	$(0.3)	$(0.4)	$(4.8)	$25.0
Mexican joint ventures	International	(43.7)	2.4	2.1	(9.3)	(13.4)
All other equity method investments	Various	(3.4)	0.5	(1.2)	(0.9)	(1.7)
(Income) loss from equity method investments		$(58.2)	$2.6	$0.5	$(15.0)	$9.9

In December 2011, the board of CFG approved a multi-year plan to consolidate and streamline its manufacturing operations to improve operating efficiencies and increase utilization (the CFG Consolidation Plan). The CFG Consolidation Plan includes the disposal of certain assets, employee redundancy costs and the contribution of CFG's French cooked ham business into a newly formed joint venture. As a result, we recorded our share of CFG's charges totaling $38.7 million in (income) loss from equity method investments within the International segment in the twelve months ended April 29, 2012.
The following summarized financial information for Sigma & WH Europe is based on its financial statements and translated into U.S. Dollars:

	Twelve Months Ended		Twelve Months Ended
	December 28, 2014	April 29 - December 29, 2013	April 28, 2013	April 29, 2012
	(in millions)
Income statement information:
Sales	$2,564.4	$1,717.6	$2,464.6	$2,536.1
Gross profit	571.9	389.9	564.4	583.0
Net income (loss)	12.6	8.1	13.0	(71.2)

			December 28, 2014	December 29, 2013
			(in millions)
Balance sheet information:
Current assets			$913.3	$821.5
Long-term assets			2,046.2	2,051.2
Current liabilities			1,021.9	999.0
Long-term liabilities			1,046.8	1,077.7

NOTE 6:    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 28, 2014	December 29, 2013
	(in millions)
Payroll and related benefits	$295.1	$222.9
Customer incentives and marketing	139.6	105.5
Derivative instruments and broker deposits	5.2	20.7
Insurance reserves	63.4	63.5
Accrued interest	63.8	64.7
Other	177.9	155.4
Total accrued expenses and other current liabilities	$745.0	$632.7
NOTE 7:    DEBT
Long-term debt consists of the following:

	December 28, 2014	December 29, 2013
	(in millions)
6.625% senior unsecured notes, due August 2022, including unamortized premiums of $19.7 million and $21.7 million	$1,014.3	$1,021.3
7.75% senior unsecured notes, due July 2017, including unamortized premiums of $38.1 million and $54.0 million	519.3	538.4
5.25% senior unsecured notes, due August 2018	500.0	500.0
5.875% senior unsecured notes, due August 2021	400.0	400.0
Floating rate senior unsecured term loan, due May 2018	200.0	200.0
Inventory Revolver, LIBOR plus 2.75%	—	145.0
Securitization Facility, the lender's cost of funds of 0.30% plus 1.05%	—	105.0
Various, interest rates from 0.0% to 3.13%, due January 2015 through March 2019	84.2	110.4
Total debt	2,717.8	3,020.1
Current portion	(46.9)	(47.3)
Total long-term debt	$2,670.9	$2,972.8

As noted in Note 2—Merger and Acquisitions, existing long-term debt assumed by WH Group was adjusted to fair value based on quoted market prices. Premiums shown above represent the unamortized balance of the fair value adjustment to our 2022 Notes and 2017 Notes.

Scheduled principal payments on long-term debt for the next five years are as follows:

Year	(in millions)
2015	$46.9
2016	32.4
2017	501.6
2018	676.3
2019	8.1

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
The unamortized amount of transaction fees incurred in connection with the issuance of the 2022 Notes was written off when we performed the allocation of the total purchase consideration to the assets and liabilities assumed by WH Group in the Merger.
Debt Extinguishments
2011 Notes
During the twelve months ended April 29, 2012, we redeemed the remaining $77.8 million of our 7% senior unsecured notes due August 2011.
2013 Notes and 2014 Notes
During the twelve months ended April 29, 2012, we repurchased $59.7 million of our 10% senior secured notes due July (2014 Notes) for $68.3 million and recognized losses on debt extinguishment of $11.0 million, including the write-off of related unamortized discounts and debt costs.
In conjunction with the issuance of the 2022 Notes in July 2012, we commenced a tender offer to purchase any and all of our outstanding 7.75% senior unsecured notes due May 2013 (2013 Notes) and any and all of our outstanding 2014 Notes (the July 2012 Tender Offer). The July 2012 Tender Offer expired in August 2012. As a result of the July 2012 Tender Offer, we paid $649.4 million to repurchase 2013 Notes and 2014 Notes with face values of $105.0 million and $456.6 million, respectively. Also in August 2012, we exercised the redemption feature available under our 2014 Notes and paid $155.5 million to repurchase the remaining $132.8 million of our 2014 Notes. Net proceeds from the issuance of the 2022 Notes were used to make all of the repurchases of the 2013 Notes and 2014 Notes. As a result of these repurchases, we recognized losses on debt extinguishment totaling $120.7 million in the twelve months ended April 28, 2013, including the write-off of related unamortized discounts, premiums and debt issuance costs.
In May 2013, we repaid the remaining outstanding principal amount on our 7.75% senior unsecured notes totaling $55.0 million.

2017 Notes and 2022 Notes
During the three months ended December 29, 2013, we repurchased $15.6 million and $0.4 million of our 2017 Notes and 2022 Notes, respectively, for $18.1 million and recognized losses on debt extinguishment of $1.7 million.
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
Working Capital Facilities
In June 2011, we refinanced our asset-based revolving credit agreement totaling $1.0 billion that supported short-term funding needs and letters of credit (the ABL Credit Facility) into two separate facilities: (1) an inventory-based revolving credit facility totaling $925.0 million, with an option to expand up to $1.225 billion (the Inventory Revolver), and (2) an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility). We may request working capital loans and letters of credit under both facilities. As a result of the refinancing, we recognized a loss on debt extinguishment of $1.2 million in the first quarter of the twelve months ended April 29, 2012 for the write-off of unamortized debt issuance costs associated with the ABL Credit Facility.
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
Availability under the Inventory Revolver is a function of the level of eligible inventories, subject to reserves. The Inventory Revolver matures in June 2016. The unused commitment fee and the interest rate spreads are a function of our leverage ratio (as defined in the Second Amended and Restated Credit Agreement). As of December 28, 2014, the unused commitment fee rate and interest rate were 0.50% and LIBOR plus 2.75%, respectively. The Inventory Revolver includes financial covenants. The ratio of our funded debt to capitalization (as defined in the Second Amended and Restated Credit Agreement) may not exceed 0.5 to 1.0, and our EBITDA to interest expense ratio (as defined in the Second Amended and Restated Credit Agreement) may not be less than 2.5 to 1.0. We and our material U.S. subsidiaries are jointly and severally liable for, as primary obligors, the obligations under the Inventory Revolver, and those obligations are secured by a first priority lien on certain personal property, including cash and cash equivalents, deposit accounts, inventory, intellectual property, and certain equity interests. We incurred approximately $9.7 million in transaction fees in connection with the Inventory Revolver, which were being amortized over its five-year life. The unamortized amount of transaction fees incurred in connection with the Inventory Revolver was written off when we performed the allocation of the total purchase consideration to the assets and liabilities assumed by WH Group in the Merger.
In December 2014, we amended our Securitization Facility and increased the borrowing capacity from a total of $275.0 million to a total of $325.0 million. As a result of the amended agreement, our maturity date was extended from May 2016 to December 2017, the interest rate spread was decreased from 1.15% to 1.05% and the unused commitment fee decreased from 0.45% to 0.40%.
As part of the arrangement, all accounts receivable of our major Fresh Pork and Packaged Meats subsidiaries are sold to a wholly owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of December 28, 2014, the SPV held $660.5 million of accounts receivable and we had no outstanding borrowings on the Securitization Facility.

The unused commitment fee rate and the interest rate under the Securitization Facility were 0.40% and 0.30% plus 1.05% as of December 28, 2014, respectively. We incurred approximately $1.3 million in transaction fees in connection with the financing of the Securitization Facility in 2011, which were being amortized over its original three-year life. The unamortized amount of transaction fees incurred in connection with the Securitization Facility was written off when we performed the allocation of the total purchase consideration to the assets and liabilities assumed by WH Group in the Merger.
As of December 28, 2014, we had aggregate credit facilities and credit lines totaling $1.5 billion. Our unused capacity under these credit facilities and credit lines was $1.3 billion. These facilities and lines are generally at prevailing market rates. We pay commitment fees on the unused portion of the facilities.
Average borrowings under credit facilities and credit lines were $443.2 million, $541.7 million, $349.4 million, $105.4 million and $99.8 million at average interest rates of 3.0%, 3.0%, 3.0%, 5.2% and 4.9% during 2014, the three months ended December 29, 2013, the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, respectively. Maximum borrowings were $946.7 million, $759.3 million, $719.3 million, $229.9 million and $245.3 million in 2014, the three months ended December 29, 2013, the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, respectively. Total outstanding borrowings were $50.1 million as of December 28, 2014 and $314.1 million as of December 29, 2013 with average interest rates of 3.0% and 2.8%, respectively.
Rabobank Term Loan
In August 2012, we amended our $200.0 million term loan with Rabobank. As a result of the amended agreement, our maturity date was extended from June 2016 to May 2018 and the interest rate increased to an annual rate equal to LIBOR plus 4%, or at our election, a base rate plus 3%.
The amended agreement contains affirmative and negative covenants that, among other things, limit or restrict our ability to create liens and encumbrances; incur debt; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of our stock; in each case, subject to certain qualifications and exceptions that are generally consistent with the terms and conditions of the 2022 Notes. In addition, the amended agreement contains a financial covenant requiring us to maintain a minimum interest coverage ratio (ratio of consolidated EBITDA to consolidated interest expense) of not less than 1.75 to 1.0 commencing with our third quarter of the twelve months ended April 28, 2013.
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
NOTE 8:    LEASE OBLIGATIONS, COMMITMENTS AND GUARANTEES
Lease Obligations
We lease facilities and equipment under non-cancelable operating leases. The terms of each lease agreement vary and may contain renewal or purchase options. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the lease. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $43.0 million, $11.7 million, $19.2 million, $47.1 million and $46.5 million in 2014, the three months ended December 29, 2013, the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, respectively.

Future rental commitments under non-cancelable operating leases as of December 28, 2014 are as follows:

Year	(in millions)
2015	$42.5
2016	32.7
2017	27.4
2018	22.1
2019	18.0
Thereafter	41.8
Total	$184.5

As of December 28, 2014, future minimum lease payments under capital leases were approximately $25.2 million. The present value of the future minimum lease payments was $24.9 million. The long-term portion of capital lease obligations was $23.7 million and $24.6 million as of December 28, 2014 and December 29, 2013, respectively, and the current portion was $1.2 million and $1.2 million as of December 28, 2014 and December 29, 2013, respectively.
Commitments
We have agreements, expiring through 2022, to use cold storage warehouses owned by partnerships, of which we are 50% partners. We have agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In 2014, the three months ended December 29, 2013, the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, we paid $20.7 million, $4.5 million, $7.4 million, $16.6 million and $14.0 million, respectively, in fees for use of the facilities. We had investments in the partnerships of $4.2 million as of December 28, 2014 and $3.0 million as of December 29, 2013, respectively.
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

Year	(in millions)
2015	$1,524.3
2016	1,245.3
2017	1,090.3
2018	963.4
2019	926.2

As of December 28, 2014, we were also committed to purchase approximately $269.6 million under forward grain contracts payable in 2015.
We had $40.2 million of committed funds related to approved capital expenditure projects as of December 28, 2014. These projects are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
Guarantees
As part of our business, we are a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheet as of December 28, 2014. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.
As of December 28, 2014, we continued to guarantee $7.7 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

NOTE 9:    INCOME TAXES
Income tax expense consists of the following:

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
	(in millions)
Current income tax expense:
Federal	$122.5	$0.2	$13.8	$39.8	$72.7
State	16.2	0.9	0.1	6.1	8.4
Foreign	16.3	0.2	2.5	5.5	1.1
	155.0	1.3	16.4	51.4	82.2
Deferred income tax expense (benefit):
Federal	43.6	7.4	7.1	(2.6)	82.1
State	26.4	1.7	(11.4)	(10.5)	11.2
Foreign	(8.0)	5.4	0.6	7.8	(3.1)
	62.0	14.5	(3.7)	(5.3)	90.2
Total income tax expense	$217.0	$15.8	$12.7	$46.1	$172.4

A reconciliation of taxes computed at the federal statutory rate to the effective tax rate is as follows:

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
Federal income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.5	3.8	(10.6)	(0.2)	2.1
Foreign income taxes	(3.4)	16.4	10.4	(1.7)	(0.2)
Net change in uncertain tax positions	—	(1.8)	(1.3)	0.6	(2.4)
Net change in valuation allowance	(0.8)	(20.1)	(10.1)	(4.8)	(0.9)
Tax credits	(0.8)	(4.5)	(6.5)	(5.7)	(1.0)
Manufacturer's deduction	(1.6)	(0.6)	(0.2)	(1.5)	(1.7)
Foreign restructuring	(2.3)	—	—	—	—
Other	(1.5)	3.1	3.0	(1.6)	1.4
Effective tax rate	28.1%	31.3%	19.7%	20.1%	32.3%

We had income taxes receivable of $64.4 million and $36.7 million as of December 28, 2014 and December 29, 2013, respectively, in prepaid expenses and other current assets. Additionally, we had current taxes payable of $1.2 million and $1.0 million as of December 28, 2014 and December 29, 2013, respectively, in other current liabilities.

The tax effects of temporary differences consist of the following:

	December 28, 2014	December 29, 2013
	(in millions)
Deferred tax assets:
Pension and other retirement liabilities	$222.3	$160.8
Tax credits, carryforwards and net operating losses	54.8	68.0
Accrued expenses and other current liabilities	46.8	49.8
Derivatives	—	28.8
Employee benefits	24.8	26.6
Other	26.8	28.3
	375.5	362.3
Valuation allowance	(34.9)	(42.3)
Total deferred tax assets	$340.6	$320.0
Deferred tax liabilities:
Property, plant and equipment	$508.6	$518.1
Intangible assets	434.2	415.7
Derivatives	9.7	—
Investments in subsidiaries	20.0	65.6
Total deferred tax liabilities	$972.5	$999.4

The following table presents the classification of deferred taxes in our balance sheets as of December 28, 2014 and December 29, 2013:

	December 28, 2014	December 29, 2013
	(in millions)
Prepaids and other current assets	$65.6	$66.5
Other assets	—	—
Deferred income taxes, net	697.5	745.9

Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized. Valuation allowances are established in the event that management believes the related tax benefits will not be realized. The valuation allowance primarily relates to state credits, state net operating loss carryforwards and losses in foreign jurisdictions for which no tax benefit was recognized. During 2014, the valuation allowance decreased by $7.4 million which is primarily due to foreign valuation allowance releases and expirations. During the three months ended December 29, 2013, the valuation allowance increased by $4.6 million which is primarily the net of purchase price allocations related to the Merger and the utilization of tax losses in foreign jurisdictions. During the five months ended September 26, 2013, the valuation allowance decreased by $5.8 million resulting primarily from the utilization of tax losses in foreign jurisdictions.
The tax credits, carryforwards and net operating losses expire from 2014 to 2034.
There were foreign subsidiary net earnings that were considered permanently reinvested of $110.2 million and $17.0 million as of December 28, 2014 and December 29, 2013, respectively. It is not reasonably determinable as to the amount of deferred tax liability that would need to be provided if such earnings were not reinvested.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

(in millions)
Balance, April 29, 2012	$15.3
Additions for tax positions taken in the current year	3.9
Reduction for tax positions taken in prior years	(1.8)
Settlements with taxing authorities	(1.0)
Lapse of statute of limitations	(0.7)
Balance, April 28, 2013	15.7
Additions for tax positions taken in the current year	1.6
Reduction for tax positions taken in prior years	(0.2)
Settlements with taxing authorities	(2.1)
Lapse of statute of limitations	(1.1)
Balance, December 29, 2013	13.9
Additions for tax positions taken in the current year	2.4
Additions for tax positions taken in prior years	0.4
Settlements with taxing authorities	(1.7)
Lapse of statute of limitations	(1.3)
Balance, December 28, 2014	$13.7
We operate in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and are subject to examination from various tax authorities. The liability for unrecognized tax benefits included $4.9 million and $4.5 million of accrued interest as of December 28, 2014 and December 29, 2013, respectively. We recognized $0.3 million of net interest expense during 2014, $0.5 million of net interest income during the eight months ended December 29, 2013, $0.4 million of net interest expense during the twelve months ended April 28, 2013 and $3.5 million of net interest income during the twelve months ended April 29, 2012, respectively, in income tax expense. The liability for unrecognized tax benefits included $13.0 million as of December 28, 2014 and $13.3 million as of December 29, 2013, that if recognized, would impact the effective tax rate.
We are currently being audited in several tax jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, we may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. We have concluded all U.S. federal income tax matters through the tax year ended September 26, 2013. We are currently under U.S federal examination for the tax years ended December 29, 2013 and December 28, 2014.
Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions as of December 28, 2014, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $3.8 million within twelve months of December 28, 2014.
Beginning with the three months ended December 29, 2013, the Company, with its respective subsidiaries, is included in its U.S. parent company's consolidated federal income tax group and consolidated income tax return. The members of the consolidated group have elected to allocate income taxes among the members of the group by the separate return method, under which the parent company credits the subsidiary for income tax reductions resulting from the subsidiary's inclusion in the consolidated return, or the parent company charges the subsidiary for its allocated share of the consolidated income tax liability.

NOTE 10:    PENSION AND OTHER RETIREMENT BENEFIT PLANS
Company Sponsored Defined Benefit Pension Plans
We provide the majority of our U.S. employees with pension benefits. Salaried employees are provided benefits based on years of service and average salary levels. Hourly employees are provided benefits of stated amounts for each year of service.
The following table presents a reconciliation of the pension benefit obligation, plan assets and the funded status of these pension plans:

	December 28, 2014	December 29, 2013
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year(1)	$1,653.0	$1,813.2
Service cost	48.9	32.4
Interest cost	84.3	54.4
Settlements	(69.4)	—
Benefits paid (2)	(154.9)	(66.6)
Remeasurement at the Merger Date	—	(189.8)
Actuarial loss	254.0	9.2
Other	—	0.2
Benefit obligation at end of year	1,815.9	1,653.0

Change in plan assets: (3)
Fair value of plan assets at beginning of year	1,122.8	1,110.6
Actual return on plan assets	122.4	34.7
Employer contributions	167.1	18.8
Settlements	(69.4)	—
Benefits paid (2)	(128.2)	(42.1)
Other	—	0.8
Fair value of plan assets at end of year	1,214.7	1,122.8
Funded status	$(601.2)	$(530.2)

Amounts recognized in the consolidated balance sheet:
Net long-term pension liability	(574.9)	(504.4)
Accrued expenses and other current liabilities	(26.7)	(25.8)
Other assets	0.4	—
Net amount recognized at end of year	$(601.2)	$(530.2)

——————————————

(1)	The beginning of the year is December 30, 2013 and April 29, 2013 for the period ending December 28, 2014 and December 29, 2013, respectively.

(2)
Benefit payments for our defined benefit pension plans during the three months ended December 29, 2013 and the five months ended September 26, 2013 were $39.4 million and $27.2 million, respectively. Benefit payments for our qualified defined benefit pension plans during the three months ended December 29, 2013 and the five months ended September 26, 2013 were $16.1 million and $26.0 million, respectively.

(3)
Excludes the assets and related activity of our non-qualified defined benefit pension plans. The fair value of assets related to our non-qualified plans was $107.9 million and $124.1 million as of December 28, 2014 and December 29, 2013, respectively. We made $6.6 million of cash contributions to our non-qualified plans in the twelve months ended December 28, 2014. We made no cash contributions to our non-qualified plans in the three months ended December 29, 2013 nor the five months ended September 26, 2013. Benefits paid for our non-qualified plans were $26.7 million, $23.3 million and $1.2 million for the twelve months ended December 28, 2014, the three months ended December 29, 2013 and the five months ended September 26, 2013, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $1.7 billion and $1.6 billion as of December 28, 2014 and December 29, 2013, respectively. The accumulated benefit obligation for all of our defined benefit pension plans exceeded the fair value of plan assets for all periods presented.

The following table shows the pre-tax unrecognized items included as components of accumulated other comprehensive income (loss) related to our defined benefit pension plans as of the dates indicated:

	December 28, 2014	December 29, 2013
	(in millions)
Unrecognized actuarial gain (loss)	$(193.3)	$20.9
Unrecognized prior service credit	—	—

We expect to recognize $4.7 million of the actuarial loss in net periodic pension cost in 2015.
The following table presents the components of the net periodic pension cost for the periods indicated:

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
	(in millions)
Service cost	$48.9	$9.8	$22.6	$47.2	$37.4
Interest cost	84.3	21.6	32.8	74.8	75.9
Expected return on plan assets	(85.9)	(19.5)	(35.4)	(78.8)	(79.6)
Net amortization	—	—	24.8	52.9	23.5
Settlement loss (1)	3.3	—	—	—	—
Net periodic pension cost	$50.6	$11.9	$44.8	$96.1	$57.2

——————————————

(1)	A settlement loss was recognized as the result of terminated vested participants in our qualified plans electing an early cash payout.

The following table shows our weighted average assumptions for the periods indicated:

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
Discount rate to determine net periodic benefit cost	5.25%	5.30%	4.45%	4.75%	5.85%
Discount rate to determine benefit obligation	4.30	5.25	5.30	4.45	4.75
Expected long-term rate of return on plan assets	7.50	7.25	7.25	7.75	7.75
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00

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

During 2014, we used a new mortality table based on the Mercer Industry Longevity Experience Study (MILES). The mortality table has the flexibility to consider industry specific groups, such as blue collar or white collar.
To determine the expected long-term return on plan assets, we consider the current and anticipated asset allocations, as well as historical and estimated returns on various categories of plan assets.  Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices in order to assess the capital market assumptions. Over the 5-year period ended December 28, 2014 and December 29, 2013, the average rate of return on plan assets was approximately 9.81% and 12.11%, respectively. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods.
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
The following table presents the fair value of our qualified pension plan assets by major asset category as of December 28, 2014 and December 29, 2013. The allocation of our pension plan assets is based on the target range presented in the following table.

	December 28, 2014	December 29, 2013	Target Range
Asset category:	(in millions)
Cash and cash equivalents, net of unsettled transactions	$103.1	$60.0	0-4%
Equity securities	459.4	455.7	30-50%
Debt securities	555.4	512.4	35-55%
Alternative assets	96.8	94.7	5-20%
Total	$1,214.7	$1,122.8

See Note 12—Fair Value Measurements for additional information about the fair value of our pension assets.
We generally contribute the minimum amount required under government regulations to our qualified pension plans, plus amounts necessary to maintain an 80% funded status in order to avoid benefit restrictions under the Pension Protection Act. We do not expect to have a funding requirement in 2015 for our qualified pension plans.
Expected future benefit payments for our defined benefit pension plans are as follows:

Year	(in millions)
2015	$98.0
2016	101.1
2017	105.1
2018	88.2
2019	91.8
2020-2024	511.2

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

▪	"Yellow” Zone—Plan has been determined to be in “endangered status” and is generally less than 80% funded. A funding improvement plan, as required under the IRC, must be adopted.

▪	"Green” Zone—Plan has been determined to be neither in “critical status” nor in “endangered status,” and is generally at least 80% funded.
All plans in which we participate were in the "green" zone for the two most recent benefit plan years that have been certified.
The following table summarizes our contributions to multiemployer plans (1):

		Twelve Months Ended		Twelve Months Ended
Plan	EIN / PN (2)	December 28, 2014	April 29 - December 29, 2013	April 28, 2013	April 29, 2012	Expiration Dates of Collective Bargaining Agreements
			(in millions)
United Food and Commercial Workers International Union Industry Pension Fund	51-6055922 / 001	$1.3	$0.9	$1.2	$1.1	Multiple (3)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390 / 001	0.2	0.1	0.2	0.2	October 2018
IAM National Pension Fund National Pension Plan	51-6031295 / 002	0.1	0.1	0.1	0.1	February 2018
Total contributions to multiemployer plans		$1.6	$1.1	$1.5	$1.4
——————————————

(1)
Contributions represent the amounts we contributed to the plans during the periods ending in the specified year. Our contributions to each plan did not exceed 5% of total plan contributions for any plan year presented.

(2)	Represents the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

(3)
We have multiple collective bargaining agreements associated with the United Food and Commercial Workers International Union Industry Pension Fund. These agreements are currently scheduled to expire in October 2015, May 2016, January 2018 and December 2018.

Other Employee Benefit Plans
We sponsor defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. Our contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $18.2 million, $4.1 million, $8.0 million, $15.0 million, and $13.9 million in 2014, the three months ended December 29, 2013, the five months ended September 26, 2013, twelve months ended April 28, 2013 and twelve months ended April 29, 2012 , respectively.
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
Common Stock Repurchases
During the twelve months ended April 28, 2013, we repurchased 19,068,079 shares of our common stock for $386.4 million, including related fees. The price of the repurchased shares was allocated among common stock, additional paid-in capital and retained earnings in our consolidated condensed balance sheet in accordance with applicable accounting guidance.
From June 2011 through the Merger Date, we repurchased 28,244,783 shares of our common stock for $575.9 million, including related commissions, at an average price of $20.38.
Stock-Based Compensation
During 2014, WH Group adopted a share incentive plan to provide incentives to various executives and management of WH Group and its subsidiaries (the WH Group Incentive Plan). The WH Group stock trades on the Stock Exchange of Hong Kong Limited.
In 2014, 160,500,000 stock options were granted to Smithfield executives and management under the WH Group Incentive Plan. Stock options granted under the WH Group Incentive Plan are subject to graded vesting over five years and were valued in five separate tranches, according to the expected life of each tranche. We recognized $9.2 million of compensation expense for the stock options in 2014. The related income tax benefit recognized was $3.4 million. There was no compensation expense capitalized as part of inventory or fixed assets.
The fair value of each option granted was estimated on the date of grant using a binomial option pricing model. The expected annual volatility was based on the historical volatility of comparable companies. The following table summarizes the assumptions made in determining the fair value of stock options granted in 2014(1):

Twelve Months Ended
December 28, 2014
Expected annual volatility	42%
Dividend yield	—%
Risk free interest rate	2.06%
Expected option life (years)	3.5
——————————————

(1)
The options granted in 2014 were valued in separate tranches according to the expected life of each tranche. The above table reflects the weighted average risk free interest rate and expected option life of each tranche. The expected dividend yield was the same for all options granted in 2014.

The following table summarizes stock option activity under the WH Group Incentive Plan during 2014:

	Number of Shares	Weighted Average Exercise Price (HKD)	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (HKD)	Aggregate Intrinsic Value (USD)
					(in millions)
Outstanding as of December 29, 2013	—	$—	$—
Granted	160,500,000	$6.20	$0.80
Forfeited	(9,100,000)	$6.20	$0.80
Outstanding as of December 28, 2014	151,400,000	$6.20	$0.80	9.6	$—	$—
Exercisable as of December 28, 2014	—	$—	$—	—	$—	$—
The weighted average grant-date fair value of options granted during 2014 was $0.42 USD ($3.22 HKD). As of December 28, 2014, there was $53.7 million of total unrecognized compensation cost related to nonvested stock options granted under the WH Group Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.1 years. No options vested during 2014.
During the twelve months ended May 3, 2009, we adopted the 2008 Incentive Compensation Plan (the Incentive Plan), which replaced the 1998 Stock Incentive Plan and provided for the issuance of non-statutory stock options and other awards to employees, non-employee directors and consultants.
Upon completion of the Merger, all then-outstanding stock-based compensation awards, whether vested or unvested, were converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any. As a result, we made aggregate cash payments totaling $82.1 million to plan participants following the Merger, which were included as a component of the purchase price consideration. The Incentive Plan was discontinued as a result of the Merger. Stock-based compensation expense was $2.0 million, $8.4 million, and $11.0 million for the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, respectively. The related income tax benefits recognized were $0.4 million, $1.8 million, and $2.4 million, for the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, respectively. There was no compensation expense capitalized as part of inventory or fixed assets during the five months ended September 26, 2013, twelve months ended April 28, 2013 and twelve months ended April 29, 2012.
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

Stock Held in Trust
We maintain a non-qualified defined Supplemental Pension Plan (the Supplemental Plan) the purpose of which is to provide supplemental retirement income benefits for those eligible employees whose benefits under the tax-qualified plans are subject to statutory limitations. A grantor trust has been established for the purpose of satisfying the obligations under the plan. The shares of the Company's stock held by the Supplemental Plan were converted to cash as a result of the Merger.
As part of the Incentive Plan director fee deferral program, we purchased shares of our common stock on the open market for the benefit of the plan's participants. These shares were held in a rabbi trust until transferred to the participants. The shares held by the rabbi trust were converted to cash as a result of the Merger.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	Successor		Predecessor
	December 28, 2014	December 29, 2013	April 28, 2013
	(in millions)
Foreign currency translation	$(127.4)	$27.3	$(170.5)
Pension accounting	(117.6)	14.6	(427.9)
Hedge accounting	26.4	(2.9)	(17.8)
Accumulated other comprehensive income (loss)	$(218.6)	$39.0	$(616.2)
Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss):

	Successor
	Twelve Months Ended
	December 28, 2014			September 27 - December 29, 2013

	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$(167.5)	$12.8	$(154.7)	$29.6	$(2.3)	$27.3

Pension accounting:
Actuarial loss	(217.5)	83.3	(134.2)	—	—	—
Amortization of actuarial losses and prior service credits reclassified to cost of sales	1.0	(0.4)	0.6	8.5	(3.3)	5.2
Amortization of actuarial losses and prior service credits reclassified to SG&A	2.3	(0.9)	1.4	15.2	(5.8)	9.4

Hedge accounting:
Losses arising during the period	(166.3)	65.2	(101.1)	(2.3)	0.9	(1.4)
(Gains) losses reclassified to sales	218.7	(85.0)	133.7	(3.0)	1.2	(1.8)
(Gains) losses reclassified to cost of sales	(1.7)	0.7	(1.0)	0.9	(0.4)	0.5
Gains reclassified to SG&A	(2.9)	0.6	(2.3)	(0.3)	0.1	(0.2)
Total other comprehensive income (loss)	$(333.9)	$76.3	$(257.6)	$48.6	$(9.6)	$39.0

	Predecessor
				Twelve Months Ended
	April 29 - September 26, 2013			April 28, 2013			April 29, 2012
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$23.3	$(6.4)	$16.9	$(12.5)	$1.4	$(11.1)	$(185.7)	$25.9	$(159.8)

Pension accounting:
Amortization of actuarial losses and prior service credits reclassified to cost of sales	7.4	(2.9)	4.5	(12.3)	4.8	(7.5)	(90.8)	35.3	(55.5)
Amortization of actuarial losses and prior service credits reclassified to SG&A	17.4	(6.8)	10.6	(28.8)	11.1	(17.7)	(211.8)	82.3	(129.5)

Hedge accounting:
Gains (losses) arising during the period	(26.6)	10.3	(16.3)	53.3	(20.8)	32.5	105.6	(42.6)	63.0
Gains (losses) reclassified to sales	(5.9)	2.3	(3.6)	(54.9)	21.4	(33.5)	(32.3)	12.6	(19.7)
Gains reclassified to cost of sales	(23.6)	9.2	(14.4)	(108.4)	42.1	(66.3)	(75.1)	29.2	(45.9)
(Gains) losses reclassified to SG&A	0.3	—	0.3	(2.1)	0.4	(1.7)	4.1	(0.8)	3.3
Losses reclassified to interest expense	—	—	—	—	—	—	2.4	—	2.4
Total other comprehensive income (loss)	$(7.7)	$5.7	$(2.0)	$(165.7)	$60.4	$(105.3)	$(483.6)	$141.9	$(341.7)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities, including assets held in a rabbi trust used to fund the Supplemental Plan, that were measured at fair value on a recurring basis as of December 28, 2014 and December 29, 2013:

	December 28, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$57.8	$0.1	$—	$57.9	$0.2	$4.9	$—	$5.1
Foreign exchange contracts	—	0.4	—	0.4	—	1.2	—	1.2
Bond securities	15.9	—	—	15.9	19.8	—	—	19.8
Insurance contracts	—	70.0	—	70.0	—	65.8	—	65.8
Total	$73.7	$70.5	$—	$144.2	$20.0	$71.9	$—	$91.9

Liabilities
Derivatives:
Commodity contracts	18.0	19.4	—	37.4	15.1	5.4	—	20.5
Interest rate swaps	—	0.1	—	0.1	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	0.2	—	0.2
Total	$18.0	$19.5	$—	$37.5	$15.1	$5.6	$—	$20.7

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. We had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis during 2014 or the Transition Period, except for the preliminary allocation of the total purchase consideration to the estimated fair values of our assets acquired and liabilities assumed by WH Group as part of the Merger. We finalized the allocation in the third quarter of 2014 with no material adjustments. See Note 2—Merger and Acquisitions for further information on the Merger.

Pension Plan Assets
The following table summarizes our qualified pension plan assets measured at fair value on a recurring basis (at least annually) as of December 28, 2014 and December 29, 2013:

	December 28, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Cash and cash equivalents	$95.0	$—	$—	$95.0	$53.2	$—	$—	$53.2

Equity securities:
U.S. common stock:
Health care	30.7	—	—	30.7	28.2	—	—	28.2
Financial services	44.5	—	—	44.5	33.4	—	—	33.4
Retail and consumer products	36.5	—	—	36.5	40.0	—	—	40.0
Energy	9.4	—	—	9.4	15.0	—	—	15.0
Information technology	75.3	—	—	75.3	42.7	—	—	42.7
Manufacturing and industrials	26.0	—	—	26.0	20.5	—	—	20.5
Telecommunications	4.7	—	—	4.7	6.5	—	—	6.5
International common stock	131.8	—	—	131.8	139.3	—	—	139.3
Mutual funds:
International	—	75.0	—	75.0	—	95.9	—	95.9
Domestic small cap	—	25.5	—	25.5	—	34.2	—	34.2

Commingled funds:
Mutual funds	—	14.0	—	14.0	—	18.1	—	18.1
Asset-backed securities	—	17.4	—	17.4	—	15.7	—	15.7
Emerging markets securities	—	22.6	—	22.6	—	23.5	—	23.5
Corporate debt securities	—	297.2	—	297.2	—	343.1	—	343.1
Government debt securities	—	204.2	—	204.2	—	112.0	—	112.0

Alternative investments:
Diversified investment funds	—	59.5	—	59.5	—	55.8	—	55.8

Limited partnerships	—	—	36.4	36.4	—	—	37.8	37.8

Insurance contracts	—	—	0.9	0.9	—	—	1.1	1.1

Total fair value	$453.9	$715.4	$37.3	1,206.6	$378.8	$698.3	$38.9	1,116.0
Unsettled transactions, net				8.1				6.8
Total plan assets				$1,214.7				$1,122.8

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

The following table summarizes the changes in our Level 3 pension plan assets for the twelve months ended December 28, 2014 and the eight months ended December 29, 2013:

	Insurance Contracts	Limited Partnerships
	(in millions)
Balance, April 28, 2013	$1.2	$40.1
Actual return on plan assets:
Related to assets held at the reporting date	—	(10.4)
Related to assets sold during the period	—	4.0
Purchases, sales and settlements, net	(0.1)	4.1
Balance, December 29, 2013	1.1	37.8
Actual return on plan assets:
Related to assets held at the reporting date	—	(10.3)
Related to assets sold during the period	—	6.0
Purchases, sales and settlements, net	(0.2)	2.9
Balance, December 28, 2014	$0.9	$36.4
Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of December 28, 2014 and December 29, 2013:

	December 28, 2014		December 29, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Debt	$2,782.0	$2,717.8	$3,120.2	$3,020.1

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 13:    RELATED PARTY TRANSACTIONS
The following table presents amounts owed from and to related parties as of December 28, 2014 and December 29, 2013:

	December 28, 2014	December 29, 2013
	(in millions)
Current receivables from related parties	$2.5	$4.2
Total receivables from related parties	$2.5	$4.2

Current payables to related parties	1.2	0.4
Total payables to related parties	$1.2	$0.4
Sales on the consolidated statements of income during 2014 and the three months ended December 29, 2013 include $183.2 million and $10.2 million, respectively, of sales to other subsidiaries of WH Group.
One of our vice presidents of our Hog Production segment holds an ownership interests in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the Hog Production segment. During 2014, the eight months ended December 29, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, we paid $1.7 million, $1.4 million, $6.2 million and $7.9 million, respectively, to JCT for the production of hogs. During the eight months ended December 29, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, we received $0.2 million, $2.6 million and $3.1 million, respectively, from JCT for reimbursement of associated farm and other support costs. We received no amounts from JCT during 2014 for reimbursement of associated farm and other support costs.
Also, multiple other vice presidents of the Hog Production segment hold ownership interests in Seacoast, LLC, Advantage Farms, LLC, Old Oak Farms LLC, Pork Partners, Inc. and Lisbon 1 Farms Inc. These companies produce and raise hogs for us under contractual arrangements that are consistent with third party grower contracts. During 2014, the eight months ended December 29, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, we paid service fees of $2.8 million, $1.1 million, $1.5 million and $1.7 million, respectively, to these companies. In 2014, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, we received $0.1 million, $0.2 million and $0.4 million, respectively, from these companies for reimbursement of associated farm and other support costs. We received no amounts from these companies during the eight months ended December 29, 2013 for reimbursement of associated farm and other support costs.
Wendell Murphy, a former director of the Company, and his immediate family members hold ownership interests in multiple farms that conduct business with us. These farms either produce hogs for us or produce and sell feed ingredients to us. In the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012, we paid $51.6 million and $52.2 million, respectively, to these entities for hogs, feed ingredients and reimbursement of associated farm and other support costs. As a result of the Merger, Mr. Murphy is no longer a director of the Company.
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
North Carolina Nuisance Litigation
In July, August and September 2013, 25 complaints were filed in the Superior Court of Wake County, North Carolina by 479 individual plaintiffs against Smithfield and our wholly owed subsidiary, Murphy-Brown alleging causes of actions for nuisance and related claims. All 25 complaints were dismissed without prejudice in September and October 2014.
In August, September and October 2014, 25 complaints were filed in the Eastern District of North Carolina by 515 individual plaintiffs against our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. The complaints stemmed from the nuisance cases previously filed in the Superior Court of Wake County. On February 23, 2015, all 25 complaints were amended and one complaint was severed into two separate actions. The 26 currently pending complaints were filed on behalf of 541 plaintiffs and relate to approximately 14 company-owned and 75 contract farms. All 26 complaints include causes of action for temporary nuisance and negligence and seek recovery of an unspecified amount of compensatory, special and punitive damages, as well as unspecified injunctive and equitable relief. Murphy-Brown is in the process of responding to the complaints in all 26 cases. The Company believes that the claims are unfounded and intends to defend the suits vigorously.

Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1-Summary of Significant Accounting Policies. We established a reserve estimating our expenses to defend against these and similar potential claims on the Successor's opening balance sheet. Consequently, expenses and other liabilities associated with these claims for subsequent periods will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Given that these matters are in its very preliminary stages and given the inherent uncertainty of the outcome for these and similar potential claims, we cannot estimate the reasonably possible loss or range of loss for these loss contingencies outside the expenses we will incur to defend against these claims. We will continue to review whether an additional accrual is necessary and whether we have the ability to estimate the reasonably possible loss or range of loss for these matters.
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
Prior to the second quarter of 2014, we conducted our operations through four reportable segments: Pork, Hog Production, International and Corporate. Over the past several years, the Pork segment has undergone significant structural change and consolidation. In the second quarter of 2014, two of the largest Pork segment operating companies, The Smithfield Packing Company, Inc. and Farmland Foods, Inc., merged to form Smithfield Farmland Corp (Smithfield Farmland). With this merger, only two large operating companies remain; Smithfield Farmland, which produces both fresh pork and packaged meats, and John Morrell Food Group, which is predominately a packaged meats company. Based on the evolution of the Pork segment over the past several years and the recent merger of Smithfield Farmland, the former Pork segment has been reorganized from an independent operating company structure to a product division structure to more closely align with the way in which the chief operating decision maker (CODM) views the business, assesses segment performance and allocates resources.

Therefore, the former Pork segment now consists of two reportable segments; the Fresh Pork segment and the Packaged Meats segment. As such, beginning with the second quarter of 2014, our reportable segments are: Fresh Pork, Packaged Meats, Hog Production, International and Corporate. The changes to our reportable segments have been applied retrospectively for all periods presented. During all periods presented, our CODM has been the President and Chief Executive Officer of the Company.
Fresh Pork Segment
The Fresh Pork segment consists of our U.S. fresh pork operations. The Fresh Pork segment processes live hogs and produces a wide variety of fresh pork products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. Fresh pork products include loins, butts, picnics and ribs, among others. The Fresh Pork segment processed 27.9 million hogs during 2014.
Packaged Meats Segment
The Packaged Meats segment consists of our U.S. packaged meats operations. The Packaged Meats segment utilizes fresh pork and other raw meat products to produce a wide variety of packaged meats products in the U.S. and markets them primarily in the U.S. Packaged meats products include smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, speciality products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. The Packaged Meats segment sales volume totaled 2.8 billion pounds in 2014.
Hog Production Segment
The Hog Production segment consists of our hog production operations located in the U.S. The Hog Production segment operates numerous facilities with approximately 894,000 sows and produced 14.7 million hogs in 2014. The Hog Production segment produces approximately 47% of the Fresh Pork segment's live hog requirements.
The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally, and other products for the periods indicated:

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
Internal hog sales	85%	81%	80%	76%	80%
External hog sales	8	13	13	14	17
Other products (1)	7	6	7	10	3
	100%	100%	100%	100%	100%
——————————————

(1)	Consists primarily of grains, feed and gains (losses) on derivatives.
International Segment
The International segment includes our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations, mainly in Western Europe and Mexico, our hog production operations located in Poland and Romania and our interests in hog production operations in Mexico. Our international meat processing operations produce a wide variety of fresh pork, poultry and packaged meats products, including cooked hams, sausages, hot dogs, bacon and canned meats. The International segment processed 4.3 million hogs and sold 489.3 million pounds and 533.7 million pounds of packaged meats and fresh pork, respectively, during 2014.

The following table shows the percentages of International segment revenues derived from packaged meats, fresh meats and hog production for the periods indicated:

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
Packaged meats	41%	42%	46%	49%	46%
Fresh meats (1)	55	57	53	50	53
Hog production (2)	4	1	1	1	1
	100%	100%	100%	100%	100%
——————————————

(1)	Includes feathers, by-products and rendering.

(2)	Includes external hog and feed sales.
Corporate Segment
The Corporate segment provides management and administrative services to support our other segments.
Segment Results
The following tables present information about the results of operations and the assets of our reportable segments. The information contains certain allocations of expenses that we deem reasonable and appropriate for the evaluation of results of operations. We do not allocate income taxes to segments. Segment assets exclude intersegment account balances as we believe their inclusion would be misleading or not meaningful. We believe all intersegment sales are at prices that approximate market.

	Successor
	Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Fresh Pork (1)	$5,780.0	$1,347.3
Packaged Meats	7,173.0	1,968.9
Hog Production	3,384.6	889.2
International	1,654.0	428.2
Total segment sales	17,991.6	4,633.6
Intersegment sales—
Fresh Pork (1)	(56.4)	(12.0)
Packaged Meats	(0.2)	(0.2)
Hog Production	(2,862.8)	(716.8)
International	(40.9)	(10.4)
Total intersegment sales	(2,960.3)	(739.4)
Consolidated sales	$15,031.3	$3,894.2

Depreciation and amortization:
Fresh Pork	59.8	14.3
Packaged Meats	89.9	22.0
Hog Production	47.3	10.8
International	31.6	7.7
Corporate	2.2	0.6
Consolidated depreciation and amortization	$230.8	$55.4

Interest (income) expense:
Fresh Pork	0.3	—
Packaged Meats	(1.2)	(0.3)
Hog Production	195.9	53.3
International	12.7	6.0
Corporate	(48.3)	—
Consolidated interest expense	$159.4	$59.0

(Income) loss from equity method investments
Fresh Pork	(1.2)	(0.1)
Packaged Meats	(1.1)	0.3
Hog Production	(1.0)	(0.1)
International	(54.9)	2.5
Consolidated (income) loss from equity method investments	$(58.2)	$2.6

Operating profit (loss):
Fresh Pork	96.7	96.0
Packaged Meats	459.8	81.7
Hog Production	344.2	(40.6)
International	155.8	25.4
Corporate	(124.9)	(51.3)
Consolidated operating profit	$931.6	$111.2

——————————————

(1)
We do not reflect transfers of Fresh Pork to Packaged Meats as sales. In WH Group's segment reporting the Fresh Pork segment includes transfers of fresh pork to the Packaged Meats segment as sales. As such, Fresh Pork segment information reported by WH Group includes an additional $2.4 billion and $601.7 million of sales for the twelve months ended December 28, 2014 and the three months ended December 29, 2013, respectively.

	Predecessor
		Twelve Months Ended
	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Fresh Pork	$2,240.3	$4,924.1	$5,089.4
Packaged Meats	2,541.7	6,152.0	6,003.6
Hog Production	1,439.1	3,135.1	3,052.6
International	643.6	1,468.5	1,466.7
Total segment sales	6,864.7	15,679.7	15,612.3
Intersegment sales—
Fresh Pork	(19.0)	(39.8)	(37.0)
Packaged Meats	—	(1.6)	(0.1)
Hog Production	(1,150.3)	(2,380.1)	(2,444.6)
International	(15.9)	(37.1)	(36.3)
Total intersegment sales	(1,166.2)	(2,418.8)	(2,481.0)
Consolidated sales	$5,679.5	$13,221.1	$13,094.3

Depreciation and amortization:
Fresh Pork	22.2	50.2	45.0
Packaged Meats	38.1	85.9	82.8
Hog Production	28.1	63.8	71.9
International	16.8	35.8	39.9
Corporate	1.3	4.2	3.2
Consolidated depreciation and amortization	$106.5	$239.9	$242.8

Interest expense (income):
Fresh Pork	(0.2)	(2.5)	11.6
Packaged Meats	(0.5)	(3.0)	17.1
Hog Production	83.8	167.0	131.8
International	11.1	28.2	29.8
Corporate	(29.6)	(21.0)	(13.6)
Consolidated interest expense	$64.6	$168.7	$176.7

(Income) loss from equity method investments
Fresh Pork	(0.4)	(0.9)	(1.3)
Packaged Meats	(1.1)	(0.6)	(1.4)
Hog Production	(0.1)	0.1	0.3
International	2.1	(13.6)	12.3
Consolidated (income) loss from equity method investments	$0.5	$(15.0)	$9.9

Operating profit (loss):
Fresh Pork	(50.7)	161.6	222.0
Packaged Meats	149.2	470.0	401.7
Hog Production	81.4	(119.1)	166.1
International	15.9	108.2	42.8
Corporate	(66.6)	(101.4)	(110.0)
Consolidated operating profit	$129.2	$519.3	$722.6

Segment Asset Information
	December 28, 2014	December 29, 2013
	(in millions)
Total assets:
Fresh Pork and Packaged Meats (1)	$3,807.5	$3,786.8
Hog Production	2,142.9	2,136.6
International	1,536.2	1,714.2
Corporate (2)	2,661.0	2,317.2
Consolidated total assets	$10,147.6	$9,954.8

Investments:
Fresh Pork and Packaged Meats (1)	21.1	19.7
Hog Production	3.9	3.3
International	472.8	473.3
Corporate	0.2	0.2
Consolidated investments	$498.0	$496.5
——————————————

(1)
Given the nature of the Fresh Pork and Packaged Meats operations, many of their assets are shared and not allocated. Accordingly, we have disclosed the assets on a combined basis, consistent with how they are reported to the CODM.

(2)
$1.2 billion of trademarks related to our domestic brands are owned by certain holding companies included within Corporate. Additionally, $660.5 million and $539.0 million of accounts receivable were held by the SPV and included within Corporate as of December 28, 2014 and December 29, 2013, respectively (see Note 7—Debt for further information).

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
	(in millions)
Capital expenditures:
Fresh Pork and Packaged Meats (1)	$120.9	$27.1	$80.0	$156.9	$143.5
Hog Production	132.4	37.4	51.6	90.0	89.4
International	48.1	5.3	7.6	24.8	26.5
Corporate	—	0.1	0.6	6.3	31.3
Consolidated capital expenditures	$301.4	$69.9	$139.8	$278.0	$290.7
——————————————

(1)
Given the nature of the Fresh Pork and Packaged Meats operations, many of their assets are shared and not allocated. Accordingly, we have disclosed the capital expenditures on a combined basis, consistent with how they are reported to the CODM.

The following table shows the change in the carrying amount of goodwill by reportable segment for the periods noted:

	Pork (1)	International	Hog Production	Total
	(in millions)
Predecessor
Balance, April 28, 2013	$231.8	$130.6	$420.0	$782.4
Acquisition (2)	43.5	—	—	43.5
Other goodwill adjustments (3)	—	2.1	—	2.1
Balance, September 26, 2013	$275.3	$132.7	$420.0	$828.0
——————————————

(1)
Predecessor goodwill was allocated to the Pork segment. Upon changing our segments in 2014, to segregate the Fresh Pork and Packaged Meats components into separate reportable segments, we did not reallocate historical goodwill balances to the new segments as it was not practicable to do so.

(2)	See Note 2—Merger and Acquisitions for discussion of acquisition.

(3)	Other goodwill adjustments primarily include the effects of foreign currency translation.

	Fresh Pork	Packaged Meats	International	Hog Production	Total
	(in millions)
Successor
Balance, September 27, 2013	$25.1	$1,518.9	$74.5	$4.0	$1,622.5
Balance, December 29, 2013	25.1	1,518.9	74.5	4.0	1,622.5
Purchase accounting adjustments (1)	2.3	(0.6)	7.4	(0.1)	9.0
Other goodwill adjustments (2)	4.8	—	(10.1)	—	(5.3)
Balance, December 28, 2014	$32.2	$1,518.3	$71.8	$3.9	$1,626.2
——————————————

(1)
Purchase accounting adjustments relate to adjustments recognized in connection with the purchase price allocation due to the Merger. We consider these adjustments immaterial to the Successor opening balance sheet and as such, did not retrospectively apply the adjustments to the Successor opening balance sheet.

(2)	Other goodwill adjustments primarily include the effects of foreign currency translation and an immaterial business acquisition during the second quarter of 2014.
The following table presents our consolidated sales attributed to operations by geographic area for 2014, the three months ended December 29, 2013, the five months ended September 26, 2013, the twelve months ended April 28, 2013 and the twelve months ended April 29, 2012:

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
	(in millions)
Sales:
U.S.	$13,418.2	$3,476.4	$5,051.8	$11,789.7	$11,663.9
International	1,613.1	417.8	627.7	1,431.4	1,430.4
Total sales	$15,031.3	$3,894.2	$5,679.5	$13,221.1	$13,094.3
The following table presents our long-lived assets attributed to operations by geographic area as of December 28, 2014 and December 29, 2013:

	December 28, 2014	December 29, 2013
	(in millions)
Long-lived assets:
U.S.	$5,402.9	$5,397.6
International	996.1	1,053.1
Total long-lived assets	$6,399.0	$6,450.7

NOTE 16:    SUPPLEMENTAL CASH FLOW INFORMATION

	Successor		Predecessor
	Twelve Months Ended			Twelve Months Ended
	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012
Supplemental disclosures of cash flow information:	(in millions)
Interest paid, including capitalized interest	$(182.1)	$(10.9)	$(76.4)	$(147.9)	$(149.6)
Income taxes (paid) refunded, net	(178.8)	(0.1)	43.8	(3.7)	(225.7)
NOTE 17:    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth	Total
	(in millions)
2014
Sales	$3,422.1	$3,814.0	$3,702.3	$4,092.9	$15,031.3
Gross profit	396.7	468.5	454.0	456.4	1,775.6
Operating profit	196.4	260.2	250.1	224.9	931.6
Net income	105.3	142.9	155.3	152.6	556.1

2013 (1)
Sales	$3,326.9	$3,337.8	$3,337.2	$3,894.2	$13,896.1
Gross profit	259.0	306.2	288.6	351.2	1,205.0
Operating profit	58.8	89.8	78.6	111.3	338.5
Net income	18.2	32.4	35.4	34.7	120.7
——————————————

(1)	2013 represents the twelve months ended December 29, 2013.
The following significant infrequent or unusual items impacted our quarterly results in the twelve months ended December 29, 2013. There were no significant infrequent or unusual items that impacted our quarterly results in 2014.

•	Operating profit in the third and fourth quarters included professional fees related to the Merger of $18.0 million and $23.9 million, respectively.

•	Gross profit in the fourth quarter included $45.4 million of non-cash costs related to the fair value step-up of inventories due to the Merger.

NOTE 18:    SUBSEQUENT EVENTS

2015 Tender Offer

In January 2015, we commenced a cash tender offer for our 2017, 2018, 2021 and 2022 Notes, subject to a maximum aggregate purchase price of up to $275 million (2015 Tender Offer). The 2015 Tender Offer expired in February 2015. As a result of the 2015 Tender Offer, we paid $275 million to repurchase $258 million of principal. As a result of these repurchases, we will recognize losses on debt extinguishment of approximately $12 million in the first quarter of 2015, including the write-off of related unamortized premiums and debt issuance costs.

Schedule II

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Column A		Column B	Column C Additions		Column D	Column E
Description		Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Balance at End of Period
Reserve for uncollectible accounts receivable:
Twelve months ended December 28, 2014	Successor	$3.2	$4.5	$—	$(0.2)	$7.5
Three months ended December 29, 2013	Successor	—	3.8	0.1	(0.7)	3.2
Five months ended September 26, 2013	Predecessor	14.6	1.7	—	(1.2)	15.1
Twelve months ended April 28, 2013	Predecessor	16.0	2.7	(0.3)	(3.8)	14.6
Twelve months ended April 29, 2012	Predecessor	17.6	2.4	(2.5)	(1.5)	16.0

Lower of cost or market allowance:
Twelve months ended December 28, 2014	Successor	$10.2	$7.8	$1.4	$(2.2)	$17.2
Three months ended December 29, 2013	Successor	—	11.2	—	(1.0)	10.2
Five months ended September 26, 2013	Predecessor	17.1	4.3	0.3	(3.8)	17.9
Twelve months ended April 28, 2013	Predecessor	15.5	5.4	(0.1)	(3.7)	17.1
Twelve months ended April 29, 2012	Predecessor	14.8	3.2	(0.6)	(1.9)	15.5

Deferred tax valuation allowance:
Twelve months ended December 28, 2014	Successor	$42.3	$3.3	$(3.4)	$(7.3)	$34.9
Three months ended December 29, 2013	Successor	37.7	1.2	14.6	(11.2)	42.3
Five months ended September 26, 2013	Predecessor	43.5	1.3	0.5	(7.6)	37.7
Twelve months ended April 28, 2013	Predecessor	54.6	7.2	(0.4)	(17.9)	43.5
Twelve months ended April 29, 2012	Predecessor	66.8	7.8	(7.4)	(12.6)	54.6
——————————————

(1)	Activity primarily includes the reserves recorded in connection with the creation of the opening balance sheets of entities acquired and currency translation adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 28, 2014. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 28, 2014.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2014. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, management concluded that our internal control over financial reporting was effective as of December 28, 2014.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended December 28, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our executive officers is included in Part I of this report on Form 10-K.
The information required by this Item will be contained in a Form 10-K/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our twelve month period ended December 28, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in a Form 10-K/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our twelve month period ended December 28, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in a Form 10-K/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our twelve month period ended December 28, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in a Form 10-K/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our twelve month period ended December 28, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in a Form 10-K/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our twelve month period ended December 28, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
1. Financial Statements:

▪
Consolidated Statements of Income - for the twelve months ended December 28, 2014 (Successor); September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the twelve months ended April 28, 2013 and April 29, 2012 (Predecessor)

▪
Consolidated Statements of Comprehensive Income - for the twelve months ended December 28, 2014 (Successor); September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the twelve months ended April 28, 2013 and April 29, 2012 (Predecessor)

▪	Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013

▪
Consolidated Statements of Cash Flows - for the twelve months ended December 28, 2014 (Successor); September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the twelve months ended April 28, 2013 and April 29, 2012 (Predecessor)

▪
Consolidated Statements of Shareholder's Equity - for the twelve months ended December 28, 2014 (Successor); September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the twelve months ended April 28, 2013 and April 29, 2012 (Predecessor)

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

Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10.1(a)**	—	Smithfield Foods, Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on September 8, 2010).

Exhibit 10.1(b)**	—
Amendment No. 1 to Smithfield Foods, Inc. Change in Control Executive Severance Plan, dated May 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013).

Exhibit 10.2(a)	—
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

Exhibit 10.2(b)	—
First Amendment to Amended and Restated Term Loan Agreement, dated as of January 31, 2013, among the Company, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Lender and the Administrative Agent (incorporated by reference to Exhibit 10.8(b) to the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2013).

Exhibit 10.2(c)	—
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

Exhibit 10.2(d)	—
Second Amendment to Amended and Restated Term Loan Agreement, dated as of January 16, 2014, among the Company, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Lender and the Administrative Agent. (incorporated by reference to Exhibit 10.5(f) to the Company’s Transition Report on Form 10-K filed with the SEC on March 20, 2014).

Exhibit 10.3(a)	—
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

Exhibit 10.3(b)	—
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

Exhibit 10.4(a)	—
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

Exhibit 10.4(b)	—
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

Exhibit 10.4(c)	—
Second Amended and Restated Pledge and Security Agreement, dated as of June 9, 2011, among the Company, the subsidiaries of the Company party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2011).

Exhibit 10.4(d)	—
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

Exhibit 10.4(e)	—
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

Exhibit 10.4(f)	—
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

Exhibit 10.4(g)	—
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of March 28, 2014, among the Company, the subsidiaries of the Company party thereto, the banks and other lending institutions party thereto, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014).

Exhibit 10.5(a)	—
Second Amended and Restated Receivables Sale Agreement, dated as of April 28, 2014, among the Company, SFFC, Inc., Smithfield of Canada, Ltd., Smithfield Farmland Sales Corp., Patrick Cudahy, LLC, Premium Pet Health, LLC, John Morrell & Co., Smithfield Global Products, Inc., Smithfield Specialty Foods Group, LLC, Armour-Eckrich Meats LLC and Smithfield Receivables Funding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014).

Exhibit 10.5(b)*	—
Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of December 9, 2014, among the Company, SFFC, Inc., Smithfield Farmland Sales Corp., Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Smithfield Specialty Foods Group, LLC, Armour-Eckrich Meats LLC and Smithfield Receivables Funding LLC.

Exhibit 10.6(a)	—
Second Amended and Restated Credit and Security Agreement, dated as of April 28, 2014, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014).

Exhibit 10.6(b)*	—
Amendment No. 1 to Second Amended and Restated Credit and Security Agreement, dated as of December 9, 2014, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party thereto.

Exhibit 10.7**	—
Smithfield Foods, Inc. Retention Bonus Plan, dated as of September 26, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Transition Report on Form 10-K filed with the SEC on March 20, 2014).

Exhibit 10.8(a)**	—
Noncompete, Nonsolicitation and Nondisclosure Agreement by and between Smithfield Foods, Inc. and C. Larry Pope, dated as of September 25, 2013 (incorporated by reference to Exhibit 10.11(a) to the Company’s Transition Report on Form 10-K filed with the SEC on March 20, 2014).

Exhibit 10.8(b)**	—
Noncompete, Nonsolicitation and Nondisclosure Agreement by and between Smithfield Foods, Inc. and Robert W. Manly IV, dated as of September 25, 2013 (incorporated by reference to Exhibit 10.11(b) to the Company’s Transition Report on Form 10-K filed with the SEC on March 20, 2014).

Exhibit 10.8(c)**	—
Noncompete, Nonsolicitation and Nondisclosure Agreement by and between Smithfield Foods, Inc. and Dennis H. Treacy, dated as of September 25, 2013. (incorporated by reference to Exhibit 10.11(c) to the Company’s Transition Report on Form 10-K filed with the SEC on March 20, 2014).

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
The following financial statements from Smithfield Foods, Inc.'s Annual Report on Form 10-K for the year ended December 28, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (i) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
 Date: March 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WAN LONG	Chairman of the Board and Director	March 25, 2015
Wan Long

/s/ C. LARRY POPE	President, Chief Executive Officer and Director	March 25, 2015
C. Larry Pope

/s/ KENNETH M. SULLIVAN	Chief Financial Officer	March 25, 2015
Kenneth M. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ JIAO SHUGE	Director	March 25, 2015
Jiao Shuge

/s/ YANG ZHIJUN	Director	March 25, 2015
Yang Zhijun