Form 10-K/A
period 2014-12-28
SMITHFIELD FOODS INC
filed 2015-04-27
CIK 91388

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
At April 27, 2015, 1,000 shares of the registrant’s Common Stock (no par value per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None
Explanatory Note

This Amendment No. 1 on Form 10-K (the "Amendment") amends the Company's Report on Form 10-K for the twelve months ended December 28, 2014, originally filed with the Securities and Exchange Commission (the "SEC") on March 25, 2015 (the "Original Filing"). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

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
Directors
Long Wan
Age 74
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
Age 60
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
Age 49
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
Age 41
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

Section 16(a) Beneficial Ownership Reporting Compliance
Our directors, our executive officers and persons who own more than 10% of our common stock are not subject to the requirements of Section 16(a) because of our status as a privately held company.

Code of Business Conduct and Ethics
We maintain a Code of Business Conduct and Ethics (the “Code”) applicable to all of our employees, officers and directors. The purpose of the Code is to convey our policies and practices for conducting business in accordance with applicable law and the highest ethical standards. Any waiver of the Code for executive officers or directors will be made only by the Board and will be promptly disclosed. In support of the Code, we have provided employees with a number of avenues for the reporting of ethics violations or similar concerns, including an anonymous telephone hotline. A compliance committee chaired by our Chief Legal Officer administers the Code and requires all directors and executive officers to complete an annual certification relating to ethics and compliance with the law, the Code and other Company policies. The chair of the compliance committee reports periodically to the Board on the administration of the Code and is required to report promptly any violation of the Code by an executive officer or director to the Chairman of the Board. The Code was adopted, and is reviewed periodically, by the Board. The Code is available for review on our website at http://investors.smithfieldfoods.com/documents.cfm, and we will post any amendments to, or waivers from, the Code on that website.

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

 Compensation Discussion and Analysis
Introduction
The Merger was consummated on September 26, 2013, after the completion of the Company’s 2013 fiscal year, which ended on April 28, 2013. In connection with the consummation of the Merger, the Company elected to change its fiscal year end from the 52 or 53 week period ending on the Sunday nearest to April 30 to the 52 or 53 week period ending on the Sunday nearest to December 31, which resulted in the Company having the Transition Period. The Summary Compensation Table provides compensation information for fiscal 2014, the Transition Period (fiscal 2013T) and fiscal 2013.
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
This Compensation Discussion and Analysis (“CD&A”) provides information regarding the material elements of compensation earned by our executive officers during fiscal 2014 as well as the considerations and objectives underlying our compensation policies and practices. This information provides context for the compensation disclosures in the tables and related discussions that follow. Following the Merger, the Board of Directors of Directors did not designate a compensation committee and, unless and until it does so, the full Board of Directors of Directors is responsible for all functions typically performed by a compensation committee. When we refer to the “named executives” we are referring to our Chief Executive Officer (CEO), our Chief Financial Officer (CFO) and our three other most highly compensated officers.

This CD&A discusses the compensation decisions for the named executives shown in the “Summary Compensation Table” below. They are:

Name	Title
C. Larry Pope	President and Chief Executive Officer
Robert W. Manly, IV	Executive Vice President and Chief Synergy Officer; and COO, Murphy Brown
Kenneth M. Sullivan	Chief Financial Officer
Timothy O. Schellpeper	President and COO, Smithfield Farmland
Dhamu Thamodaran	Executive Vice President and Chief Commodity Hedging Officer

Compensation Philosophy and Objectives
Our executive compensation philosophy is to motivate our executive officers continually to improve operating performance. Therefore, our annual and equity-based long-term incentives are opportunities for compensation - they are designed to pay out when performance is strong and not to pay out when performance is disappointing. Consequently, a substantial majority of each named executive’s total potential direct compensation-and in the case of our CEO, 82% for fiscal 2014-is variable and can be earned only if performance objectives are achieved and/or shareholder value is increased.
The primary goal of our executive compensation program is the same as our goal for operating the Company - to maximize short-term and long-term corporate performance. To achieve this goal our executive compensation program is based on the following principles:

•
Paying for performance - A significant portion of our executives’ compensation is subject to corporate, segment and/or business unit performance measures. Performance-based compensation can vary widely from year to year depending on our performance, which is impacted by, among other things, the volatile nature of our agricultural commodity-based industry and governmental food and energy policy. In recent years, average payouts of performance-based compensation (excluding equity awards) ranged from 0% to 90% of our executives’ total cash compensation (excluding retirement plan distributions). In fiscal 2014, performance-based cash compensation constituted on average approximately 60% of such total cash compensation of our named executives compared to 52% in fiscal 2013T.

•
Alignment with the interests of shareholders - Equity-based awards are made under WH Group’s stock incentive plan and are intended to align an executive’s financial interests with those of our parent company’s shareholders by providing value to the executive if the market price of WH Group’s stock increases. In addition, many of our cash awards are tied to key financial performance measures that are expected to correlate with the creation of shareholder value.

•
Attracting and retaining top talent - The compensation of our executives is designed to be competitive with the organizations with which we compete for talent so that we can attract and retain talented and experienced executives. Our executives have, on average, approximately 26 years of experience with Smithfield and its predecessors.

Each element of our compensation program is designed to further one or more of these principles. The structure of a particular executive’s compensation can vary depending on the scope and level of that executive’s responsibilities. For an executive with corporate-level responsibilities, performance-based cash compensation is generally based on Smithfield’s consolidated results of operation. For an executive responsible for the Pork Group or an individual business unit within that group, performance-based cash compensation is generally based on the operating results of the Pork Group thus encouraging coordination of efforts among the individual business units in order to maximize the financial performance of the entire Pork Group. Occasionally an executive responsible for an individual business unit might receive performance-based cash compensation based on the operating results or other performance measure of that unit, particularly if that unit operates more or less independently of other units.
Determining Executive Compensation
The Board of Directors is responsible for developing and administering the compensation program for executive officers and other key employees. The Board of Directors may delegate some or all of its responsibilities to one or more committees whenever necessary to comply with any statutory or regulatory requirements or otherwise deemed appropriate by the Board of Directors. The Board of Directors has the authority to retain consultants and other advisors to assist the Board of Directors with its duties and has sole authority to approve the fees and other retention terms of such consultants and advisors. The CEO makes recommendations to the Board of Directors regarding the salaries, cash incentive award arrangements and equity incentive awards, if any, for key employees, including all executive officers. For executive officers whose cash incentive awards are based partly on individual performance, the CEO’s evaluation of such performance is provided to and reviewed by the Board of Directors. Based on the foregoing, the Board of Directors uses its judgment in making compensation decisions that will best carry out our philosophy and objectives for executive compensation. As discussed further below, the Board of Directors of our parent company, WH Group, granted options to purchase common stock of WH Group to members of senior management of WH Group and its subsidiaries, including our executive officers, in connection with an initial public offering of the WH Group’s common stock and its listing on the Hong Kong Exchange. Our CEO recommended to the WH Group Board of Directors the recipients and sizes of the option awards for our executives.
Elements of Compensation
We had three elements of total direct compensation in fiscal 2014: salary, annual cash incentives and awards of stock option grants by our parent company, WH Group.
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
The application of this policy over the last three years is reflected in the fact that none of the named executives received an increase in salary over that period except as noted below:

•	In fiscal 2014, Mr. Sullivan received a 20% increase in salary in recognition of his increased responsibilities as our new Chief Financial Officer.

•	In fiscal 2014, Mr. Schellpeper received a 7% increase in salary.

•	In fiscal 2013, Mr. Manly received a 7% increase in salary in recognition of increased managerial responsibilities.

Cash Incentive Awards
We provide performance-based annual cash incentive opportunities to our executives under our incentive plan. The awards use performance criteria that seek to ensure a direct link between the executives’ performance and the amount of incentive compensation earned as well as encourage coordination of efforts among business units within the same operating segment. Awards generally use a formula based on pre-tax, pre-incentive payment profits, either company-wide or for a particular operating segment depending on the executive’s scope of responsibility. Occasionally an executive responsible for an individual business unit may receive a cash incentive award based on the operating results or other performance measure of that unit, particularly if that unit operates more or less independently of other units. At the beginning of the year, the Board of Directors receives management’s recommendations on the performance criteria and cash incentive award formulas for the year. In evaluating these recommendations, the Board of Directors considers the performance of the company and the respective segments and business units in recent years.
Individual Performance Bonuses and Additional Cash Awards
Certain of our executive officers, including Messrs. Sullivan and Thamodaran, were traditionally considered for annual discretionary cash bonuses based on individual performance instead of annual cash incentive awards made under the 2008 Plan. We also have sometimes paid additional cash awards to executive officers in amounts determined appropriate to reward elements of performance that were not reflected in the annual cash incentive awards or the individual performance bonuses.
For fiscal 2014, all of the named executives, including Messrs. Sullivan and Thamodaran, participated in the annual cash incentive award program. Because of the company’s favorable financial performance in fiscal 2014, the incentive awards for several of the named executives were limited by the individual caps placed on such awards. Subsequent to the end of fiscal 2014, the Board of Directors determined to make a discretionary bonus award to those executives equal to the portions of their incentive awards foregone as a result of the caps. These discretionary bonuses were intended to reward the executives for their personal contributions to the company’s positive financial performance in fiscal 2014. For our CEO, this resulted in a discretionary bonus award of $186,966.
Retention Bonus Program
In connection with the negotiation of the Merger Agreement, WH Group had requested that a retention program be established in connection with the Merger to aid in the retention of certain of the Company’s officers and other key employees. In response to this request, on May 28, 2013, the Company’s Board of Directors of directors and the Compensation Committee approved a retention bonus program (the “Retention Bonus Program”) for certain of the Company’s officers, including the named executives, and other key employees. The Retention Bonus Program is more fully described below.
Equity Incentive Awards
In fiscal 2014, the WH Group Board of Directors granted options to purchase common stock of WH Group to approximately 210 members of senior management of WH Group and its subsidiaries, including our named executives, under the WH Group Pre-IPO Share Option Scheme to provide incentives or rewards to senior management for their past or potential future contributions to WH Group and/or any of its subsidiaries. All of these options were granted at an exercise price equal to the initial public offering price of WH Group stock. Our CEO recommended to the WH Group Board of Directors the recipients and sizes of the option awards for our executives. In developing these recommendations, our CEO considered a number of factors, including:

•	the breadth of the executive’s decision-making responsibilities within the company, and

•	the CEO’s subjective evaluation of the executive’s past and potential future contributions to the Company's success.

The ultimate value, if any, of these stock options is dependent on increases in the market price of WH Group’s common stock, which encourages longer-term, more strategic decision-making. Because all of the stock options were granted with time-based vesting, the awards also promote long-term tenure.

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
Our retirement plans are intended to provide an appropriate level of replacement income upon retirement. All salaried employees participating in one of the qualified pension plans and earning more than $260,000 are eligible to participate in the non-tax qualified supplemental pension plan. The supplemental pension plan allows us to provide pension benefits comparable to those that would be available under the Smithfield Foods Salaried Pension Plan (one of the tax-qualified plans) if the federal income tax laws did not include limits on covered compensation and benefits. Therefore, the supplemental pension plan allows all participating salaried employees to receive a pension benefit that is approximately the same percentage of their earnings, except that the amount of compensation in any year that can be used in calculating benefits is capped at $5 million. The supplemental benefit plan uses the same benefit formulas as the Smithfield Foods Salaried Pension Plan and uses the same types of compensation to determine benefit amounts. We do not utilize a more favorable pension benefit formula for management than for other salaried employees. In accordance with the supplemental plan’s terms, as a result of the Merger, participants in the supplemental plan commenced receipt of their vested, accrued supplemental plan benefits as of the Merger closing date, and continue to accrue benefits under the supplemental plan with respect to their future service after the Merger. Their future benefits under the supplemental plan, if any, will be reduced by their Merger-related payouts so that there is no duplication of benefits. For more information about our pension plans, please refer to the Pension Benefits table and related discussion below.
Participation in the 401(k) savings plan is voluntary. Therefore the amount of compensation deferred and the amount of our match varies among employees, including the executives. However, the same formulas are used to determine benefits for all participants in this plan. Furthermore, the plan does not involve any above-market returns, as returns depend on actual investment results.
Perquisites and Other Benefits. We provide a limited number of perquisites to our executive officers. The Summary Compensation Table below contains an itemized disclosure of all perquisites to named executives, regardless of amount. We believe that these perquisites are reasonable and consistent with those paid to other executives in our industry. Providing these perquisites thus helps to keep our base compensation packages competitive.
We also provide certain benefits to substantially all salaried employees that are not included as perquisites in the Summary Compensation Table for the named executives because they are broadly available. These include health and welfare benefits, disability and life insurance, education and tuition reimbursement and an employee assistance program.
We have established a matching contribution program through the Smithfield Foundation, a charitable foundation affiliated and funded by us, pursuant to which the foundation will match the contributions by certain of our employees, including all of the executive officers, to qualified, tax-exempt non-profit organizations up to $5,000 annually per employee. In addition, at the time our CEO was appointed to the office of chief executive officer, the Committee authorized a match for additional charitable contributions made by him of up to $100,000 per year, subject to an aggregate limit of $500,000. The Company provided matches aggregating $100,000 in fiscal 2014 for charitable contributions made by our CEO, as disclosed in the note to column (i) to the Summary Compensation Table below. We believe these charitable contributions are an important corporate activity which helps promote a charitable spirit in our employees and furthers our connection with the communities in which we do business.
Change in Control Severance Plan. In fiscal 2011, the Board of Directors of Directors adopted the Smithfield Foods, Inc. Change in Control Executive Severance Plan (the “Severance Plan”). The Severance Plan provides the executives with certain cash payments and other benefits in the event their employment is terminated, or they resign for good reason, during a potential change in control or within two years following a change in control. The Board of Directors of Directors believed that the Severance Plan would help to retain qualified employees, and allow key management to focus on the Company’s business during periods of an actual or potential change in control by providing them with a level of economic security in the event of a termination of their employment. In connection with the execution and delivery of the Merger Agreement, on May 28, 2013, the Severance Plan was amended only as it would apply to the Merger and only as it would apply to our CEO and the five officers who report directly to our CEO (collectively, the “Senior Executives”), to remove certain conditions that would have otherwise allowed the executives to terminate their employment for “good reason” under the Severance Plan as a result of the Merger. The Merger constituted a change in control for purposes of the Severance Plan, meaning that if any of our participating executives (including our named executive officers) experiences a qualifying termination of employment under the Severance Plan (as amended) within the two year period following the Merger, they will be eligible for severance benefits under the plan. A more detailed description of the Severance Plan, the amendment thereto and the benefits payable thereunder is provided below.

Clawback Policy. In fiscal 2011, the Board of Directors of Directors adopted a new policy addressing the potential recovery of incentive compensation in the event of a material restatement of the Company’s financial results. This policy applies to all of the Company’s executive officers, plus its principal accounting officer (“Senior Executives”). Under this policy, the Company may seek to recover incentive compensation previously awarded to a Senior Executive, to the extent that the incentive compensation is based on performance during fiscal periods materially affected by a material restatement of the Company’s financial results. The Board of Directors must first determine that the Senior Executive engaged in fraud or willful misconduct that caused or otherwise contributed to the need for the restatement. This policy does not limit the legal remedies the Company may seek against any employee for fraudulent or illegal conduct. The policy was not adopted in response to any particular concerns nor has the Company ever had to restate its financial results.

Summary Compensation Table
The following table includes information concerning compensation paid to or earned by our “Named Executive Officers” listed in the table for fiscal 2014, the Transition Period and the fiscal year ended April 28, 2013.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

C. Larry Pope President and CEO........	2014	1,100,000	1,836,966	—	17,575,580*	8,000,000	1,993,073	7,024,511	37,530,130
	2013T	733,333	277,194	4,252,300	—	2,446,882	—	4,304,794	12,014,503
	2013	1,100,000	—	4,420,000	—	2,724,076	2,201,377	332,937	10,778,390

Kenneth M. Sullivan Chief Financial Officer...………............	2014	600,000	666,667	—	5,272,674*	1,932,665	528,371	177,566	9,177,943
	2013T	333,333	833,333	981,300	—	—	207,259	180,250	2,535,475

Robert W. Manly, IV EVP and Chief Synergy Officer, COO, Murphy- Brown	2014	750,000	743,483	—	2,196,948*	4,000,000	2,824,498	4,660,100	15,175,029
	2013T	500,000	138,597	2,126,150	—	1,223,441	1,591,200	3,354,541	8,933,929
	2013	750,000	—	2,210,000	—	1,362,038	4,323,221	50,997	8,696,256

Timothy O. Schellpeper President & COO, Smithfield Farmland	2014	733,333	500,000	—	3,455,207*	1,826,290	792,582	217,737	7,525,150

Dhamu Thamodaran EVP and Chief Commodity Risk Officer...........................	2014	600,000	1,200,000	—	3,075,727*	2,551,118	1,106,080	1,400,826	9,933,751
	2013T	400,000	1,166,667	327,100	—	—	719,790	1,372,146	3,985,703
	2013	600,000	1,322,781	1,185,938	—	—	1,354,000	37,810	4,500,530

* This amount represents the theoretical grant date fair value of options granted to the named executive by the WH Group Board of Directors on July 10, 2014 in connection with an initial public offering of the WH Group’s common stock and its listing on the Hong Kong Exchange. The shares issuable upon the exercise of these options are shares of the common stock of the Company’s parent, WH Group, and are not securities of the Company. As discussed below, these options are not presently exercisable and because the underlying shares are currently trading at a price below the options’ exercise price, they have no intrinsic, or in-the-money value today. Mr. Schellpeper’s stock options were forfeited in their entirety when he resigned from the Company effective March 31, 2015.

Bonus (Column (d))
Includes payments in the following amounts made under the Retention Bonus Program requested by WH Group in connection with the negotiation of the Merger Agreement: Mr. Pope - $1,650,000; Mr. Manly - $650,000; Mr. Sullivan - $666,667; Mr. Schellpeper - $500,000; and Mr. Thamodaran - $1,200,000. WH Group established the Retention Bonus Program in connection with the Merger to encourage the Company's senior management to remain with the Company following the Merger. See “Potential Payments Upon Change in Control: Retention Bonus Program” for more information concerning these payments. The remaining portions of the totals reflected in column (d) for Messrs. Pope and Manly represent discretionary bonus awards.

Stock Awards (Column (e)) and Option Awards (Column (f))
Represents the theoretical aggregate grant date fair value of the awards made with respect to each fiscal year as computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual values that may be recognized by each Named Executive Officer nor, for 2013 and 2013T, the amounts that may have been received by the Named Executive Officer upon the conversion of such awards to cash as a result of the Merger. For each Named Executive Officer, the amounts in column (f) for fiscal 2014 represent the grant date fair value of stock options granted by the WH Group Board of Directors to approximately 210 members of senior management of WH Group and its subsidiaries, including the Named Executive Officers, pursuant to the WH Group Pre-IPO Share Option Scheme on July 10, 2014. The assumptions used in determining the grant date fair values of these awards are set forth in “Note 11: Equity” to our Consolidated Financial Statements. These options have an exercise price of $0.80 and are subject to graded vesting over a five-year period with the first tranche vesting on August 5, 2015. On April 24, 2015, shares of WH Group stock, which is traded on the Stock Exchange of Hong Kong Limited, closed at $0.69. Accordingly, even if these options were currently exercisable, they presently have no intrinsic or in-the-money value.
Non-Equity Incentive Plan Compensation (Column (g))
Represents cash incentive payouts pursuant to awards made under the performance award component of the 2008 Plan, excluding the portion, if any, the executive elected to defer pursuant to the management stock purchase program under the 2008 Plan. Under the program, prior to fiscal 2013T executives could elect to defer up to 25% of their annual cash incentive award into restricted stock units. These RSUs entitled the executive to receive an equal number of shares of common stock at the date elected by the executive (generally either the executive’s separation from service or a date not less than three years following issuance of the RSUs).
Change in Pension Value and Nonqualified Deferred Compensation Earnings (Column (h))
Represents the aggregate increase in the actuarial present value of the Named Executive Officer’s accumulated benefits under our tax-qualified pension plans and non-tax-qualified supplemental pension plan accrued during fiscal 2014, fiscal 2013T, and fiscal 2013. The change in the present value of the accrued pension benefits is impacted by variables such as additional years of service, age, changes in plan provisions, changes in compensation, changes in the mortality table, the discount rate used in the present value calculation and distributions during the fiscal year. As a result of the Merger, the actuarial present value of each named executive’s vested, accrued benefit under the non-qualified supplemental pension plan as of such date became payable ratably over a five-year period. Changes in the present value of the pension benefits are not the result of any changes in how our executives’ retirement benefits are determined under the terms of the pension plans. The table below shows the impact of those variables on the present value of the Named Executive Officers’ pension benefits:

	Pope ($)	Sullivan ($)	Manly ($)	Schellpeper ($)	Thamodaran ($)
2013T Present Value.......................................	16,687,123	769,937	13,221,994	1,950,583	5,793,312
Change due to:
Additional year of age	661,489	33,330	521,680	102,474	237,983
Additional year of service	559,847	75,666	550,204	209,896	286,713
Final average pay increase	3,884,545	366,474	4,189,499	128,818	1,434,522
SERP distribution	(4,188,674)	(150,343)	(3,362,055)	(93,187)	(1,341,744)
Change in mortality table	189,257	34,889	185,578	38,812	92,724
Change in discount rate	886,610	168,356	739,592	405,769	395,884

Total Increase	1,993,073	528,371	2,824,498	792,582	1,106,080

2014 Present Value	18,680,196	1,298,308	16,046,492	2,743,165	6,899,392

The methodology used in calculating the present value of the pension benefits, including the underlying assumptions, is described or referenced under “Pension Benefits: Discussion of Retirement Plans” below. Negative values are reported as $0 in the Summary Compensation Table. There were no above-market earnings on any nonqualified deferred compensation plan benefits during fiscal 2014.
All Other Compensation (Column (i))
For fiscal 2014, includes partial distributions of benefits under the Company’s pension plans as follows: Mr. Pope - $4,188,674; Mr. Manly - $3,362,055; Mr. Sullivan - $150,343; Mr. Schellpeper - $93,187; and Mr. Thamodaran - $1,341,744. As a result of the Merger, each Named Executive Officer’s vested, accrued benefit under our non-tax-qualified supplemental pension plan as of such date became payable ratably over a five-year period.

Also includes our incremental cost, as shown in the following table, of perquisites provided to the Named Executive Officers during fiscal 2014, consisting of: the personal use of Company aircraft, spousal travel expenses, personal use of a car leased by us, including all operating and maintenance costs, excess life and other insurance benefits, and charitable contribution match.

Name	Company Aircraft ($)	Spousal Travel Expenses ($)	Company- Leased Automobile ($)	Excess Life and Other Insurance Benefits ($)	Charitable Contribution Match ($)
C. Larry Pope.....................................................	57,516	15,507	32,750	3,564	100,000
Kenneth M. Sullivan..........................................	—	1,050	18,773	1,242	—
Robert W. Manly, IV...........................................	—	7,132	25,645	3,564	—
Timothy O. Schellpeper......................................	79,125	2,676	27,930	5,293	—
Dhamu Thamodaran...........................................	—	8,570	35,175	2,322	—

The value of perquisites is based on the estimated incremental cost to us, as follows:

•	for personal use of Company aircraft, the direct cost per flight hour as calculated from our records for Company-owned aircraft or as billed by third parties for chartered aircraft,

•	for spousal travel expenses, the incremental and direct costs, such as the fare cost for commercial flights,

•	for Company-leased automobiles, 100% of the lease cost, repairs, maintenance and fees, and

•	for excess life insurance (i.e., having a face amount of coverage in excess of $50,000), the amount of premiums paid by us, on behalf of the executive, during the fiscal year for such excess coverage.

Also includes tax gross ups relating to the perquisites listed in the table above in the following amounts: Mr. Pope - $14,142; Mr. Manly - $6,505; Mr. Sullivan - $958; Mr. Schellpeper - $4,326; and Mr. Thamodaran - $7,816.

Also includes for fiscal 2014 Company matches under our 401(k) plan of $5,200 for each Named Executive Officer.

Also includes fees of $107,158 received by Mr. Pope for his service as a director of Campofrío Food Group (“CFG”) during fiscal 2014. The Company currently owns 37% of CFG.

Also includes payments of $2,500,000 and $1,250,000 received by Messrs. Pope and Manly, respectively, pursuant to the terms of the noncompetition agreements each entered into in connection with the Merger. See “Potential Payments Upon Change in Control: Retention Bonus Program” for further information concerning these payments.

Grants of Plan-Based Awards
The following table includes grants of plan-based awards to our Named Executive Officers for fiscal 2014.

Name (a)	Grant date (b)	Approval date (c)	Estimated possible payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other option awards: number of securities underlying options (#) (j)	Exercise or base price of option awards ($/sh) (k)	Grant date fair value of stock and option awards ($) (l)
			Threshold ($) (d)	Target ($) (e)	Maximum ($) (f)	Threshold (#) (g)	Target (#) (h)	Maximum (#) (i)
C. Larry Pope
Incentive Plan Bonus.........................	—	—	N/A	8,000,000	8,000,000	—	—	—	—	—	—
WH Group Options...........................	7/10/14	7/10/14	—	—	—	—	—	—	40,000,000	0.80	17,575,580
Kenneth M. Sullivan
Incentive Plan Bonus.........................	—	—	N/A	1,932,665	2,400,000	—	—	—	—	—	—
WH Group Options...........................	7/10/14	7/10/14	—	—	—	—	—	—	12,000,000	0.80	5,272,674
Robert W. Manly, IV
Incentive Plan Bonus.........................	—	—	N/A	4,000,000	4,000,000	—	—	—	—	—	—
WH Group Options...........................	7/10/14	7/10/14	—	—	—	—	—	—	5,000,000	0.80	2,196,948
Timothy O. Schellpeper
Incentive Plan Bonus.........................	—	—	N/A	1,826,290	3,000,000	—	—	—	—	—	—
WH Group Options...........................	7/10/14	7/10/14	—	—	—	—	—	—	9,000,000	0.80	3,455,207
Dhamu Thamodaran
Incentive Plan Bonus.........................	—	—	N/A	2,551,118	N/A	—	—	—	—	—	—
WH Group Options...........................	7/10/14	7/10/14	—	—	—	—	—	—	7,000,000	0.80	3,075,727

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (Columns (d), (e) and (f))
The target amount represents actual cash incentives for fiscal 2014 paid pursuant to awards made under the performance grant component of the 2008 Plan. The payout amounts shown above are also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Discussion for Summary Compensation Table and Grants of Plan-Based Awards: Performance-Based Annual Cash Incentives” below for a more detailed discussion of the performance criteria.
All Other Option Awards (Columns (j), (k) and (l))
The WH Group options were granted pursuant to the WH Group Option Plan. The grant date fair value of these awards reflects the full accounting expense, as of the grant date, that would be recognized by us over the course of multiple years and does not necessarily represent the actual value that may be recognized by each Named Executive Officer. These grant date values are also included in column (f) of the Summary Compensation Table above. The models and assumptions used in determining the grant date fair values of these awards are set forth in “Note 11: Equity” to our Consolidated Financial Statements. These options have an exercise price of $0.80 and are subject to graded vesting over a five-year period with the first tranche vesting on August 5, 2015. On April 24, 2015, shares of WH Group stock, which is traded on the Stock Exchange of Hong Kong Limited, closed at $0.69. Accordingly, even if these options were currently exercisable, they presently have no intrinsic or in-the-money value.

Discussion for Summary Compensation Table and Grants of Plan-Based Awards
Performance-Based Annual Cash Incentives
For certain of our executive officers, including Messrs. Pope, Manly, Sullivan, Schellpeper and Thamodaran, annual cash incentives may be earned under awards made pursuant to the performance award component of the 2008 Plan. The annual awards utilize formulas set by the Board of Directors at the beginning of the fiscal year, generally based on pre-tax profits of the Company or a particular segment or business unit, depending upon the scope of the executive’s duties. Pre-tax profits are generally defined as net income before deduction for income taxes. Company pre-tax profits exclude officers’ bonuses and the income tax expense (benefit) of equity method investments. Because these awards are based on objective performance criteria measured over a specified period, any incentives earned pursuant to the awards and paid in cash appear in the “non-equity incentive plan” columns of the Grants of Plan-Based Awards Table (column (e)) and the Summary Compensation Table (column (g)). For fiscal 2014, the formulas used to calculate the annual performance-based cash incentive awards to the participating Named Executive Officers were as follows:

Name	Incentive Formula
Mr. Pope	1% of Company pre-tax profits, subject to a cap of $8 million.
Mr. Sullivan	0.25% of Company pre-tax profits, subject to a cap of $2.4 million.
Mr. Manly, IV	0.5% of Company pre-tax profits, subject to a cap of $4 million.
Mr. Schellpeper	0.25% of the Pork Group pre-tax profits from January to April and 0.375% of the Pork Group pre-tax profits from May to December, subject to a cap of $3 million.
Mr. Thamodaran	0.33% of Company pre-tax profits.
For purposes of these awards, pre-tax profits for the Company and the Pork Group for fiscal 2014 were as follows:

Pre-Tax Profits
Company........................................................................	$ 818,696,560
Pork Group (January to April)......................................	$ 211,399,000
Pork Group (May to December)...................................	$ 346,078,000
Retention Bonuses and Additional Cash Awards
In connection with the Merger, our former board of directors and its compensation committee approved the Retention Bonus Program for certain of our officers, including the Named Executive Officers, and other key employees. In fiscal 2014, retention bonus payments were as follows: Mr. Pope - $1,650,000; Mr. Manly - $650,000; Mr. Sullivan - $666,667; Mr. Schellpeper - $500,000; and Mr. Thamodaran - $1,200,000. See “Potential Payments Upon Change in Control: Retention Bonus Program” for more information.

In fiscal 2014, Messrs. Pope and Manly also received discretionary bonus awards of $186,966 and $93,483, respectively.
Option Awards

During 2014, WH Group adopted the WH Group Option Plan to provide incentives to various executives and management personnel of WH Group and its subsidiaries. The Named Executive Officers were awarded WH Group options under the plan on July 10, 2014. These options have an exercise price of $0.80 and are subject to graded vesting over a five-year period as follows: 10% as of August 5, 2015, an additional 15% as of August 5, 2016, an additional 20% as of August 5, 2017, an additional 25% as of August 5, 2018 and the final 30% as of August 5, 2019. On April 24, 2015, shares of WH Group stock, which is traded on the Stock Exchange of Hong Kong Limited, closed at $0.69. Accordingly, even if these options were currently exercisable, they presently have no intrinsic or in-the-money value.

Components of Total Compensation
In fiscal 2014, cash compensation (salary plus bonus plus non-equity incentive compensation) for the Named Executive Officers averaged approximately 38% of their total compensation (excluding retirement plan distributions). The principal components of non-cash compensation in fiscal 2014 were the aggregate grant date fair value of the option awards as computed in accordance with FASB ASC Topic 718 and increases in the actuarial present value of the Named Executive Officers’ benefits under our pension plans. Consistent with our policy that a substantial portion of a Named Executive Officer’s potential cash compensation be based on performance, performance-based cash incentive awards earned by executive officers in recent years have ranged from 0% to 90% of total cash compensation (excluding retirement plan distributions) depending on the performance of the Company or the relevant segment or business unit and the individual executive. As a percentage of total cash compensation (excluding retirement plan distributions), performance-based cash incentive awards for all Named Executive Officers averaged approximately 60% in fiscal 2014.
Outstanding Equity Awards at Fiscal Year-End

As of December 28, 2014, there were no stock awards outstanding. All outstanding options awards as of such date are reflected below.

	Option awards(1)
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

C. Larry Pope	__	40,000,000	__	$0.80	7/10/2024

Kenneth M. Sullivan	__	12,000,000	__	$0.80	7/10/2024

Robert W. Manly, IV	__	5,000,000	__	$0.80	7/10/2024

Timothy O. Schellpeper	__	9,000,000	__	$0.80	7/10/2024

Dhamu Thamodaran	__	7,000,000	__	$0.80	7/10/2024
(1) The options listed were granted on July 10, 2014 and are subject to graded vesting over a five-year period as follows: 10% as of August 5, 2015, an additional 15% as of August 5, 2016, an additional 20% as of August 5, 2017, an additional 25% as of August 5, 2018 and the final 30% as of August 5, 2019.

Option Exercises and Stock Vested

No option awards were exercised by, and no stock awards vested for, our Named Executive Officers in fiscal 2014.

Pension Benefits
(As of December 28, 2014)

Name	Plan Name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
C. Larry Pope..........................	Smithfield Foods Pension Plan	34	1,206,699	0
	Supplemental Pension Plan	34	17,473,497	4,188,674
Kenneth M. Sullivan...............	Smithfield Foods Pension Plan	12	272,213	0
	Supplemental Pension Plan	12	1,026,094	150,343
Robert W. Manly, IV................	Smithfield Foods Pension Plan	19	749,910	0
	Supplemental Pension Plan	29	15,296,582	3,362,055
Timothy O. Schellpeper...........	Farmland Foods Pension Plan	24	520,466	0
	Supplemental Pension Plan	11	2,222,698	93,187
Dhamu Thamodaran................	Smithfield Foods Pension Plan	24	847,783	0
	Supplemental Pension Plan	24	6,051,609	1,341,744

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
The retirement benefit under the Smithfield Foods Salaried Pension Plan is a lifetime benefit payable at age 65 equal to the sum of (i) 0.8% of Final Average Earnings and (ii) 0.9% of Final Average Earnings in excess of Social Security Covered Compensation, with that sum multiplied by the years of service with the Company. Social Security Covered Compensation is determined annually by the Internal Revenue Service and represents an average of the amount of wages subject to Social Security taxes over a period of years. Compensation for purposes of Final Average Earnings is the total compensation shown on the participant’s W-2 reduced by any income from the exercise of stock options. Total compensation includes salary, bonus, non-equity incentive plan payments, stock awards when vested, and taxable perquisites from the Company. For Named Executive Officers, such compensation includes salary, bonus and non-equity incentive plan compensation, each as shown in the Summary Compensation Table. For the tax-qualified plans, compensation for purposes of calculating accruals is limited to $260,000 for calendar year 2014 as set by the Internal Revenue Service. The Supplemental Plan limits yearly earnings for purposes of calculating accruals to $5,000,000.
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

The normal form of benefit for the Salaried Pension Plans and the Supplemental Plan is a single life annuity with monthly payments paid over the life of the participant. Married participants receive joint and 50% survivor annuity with actuarially reduced monthly payments paid until the death of the participant and his or her spouse. The other optional forms of retirement benefit in the Salaried Pension Plans include joint and 66.67%, 75% or 100% annuities, and a ten-year certain and continuous annuity with payments guaranteed for ten years even if the participant dies. The Supplemental Plan also includes a five-year installment payment option in which the lump sum value of the single life annuity is calculated based on factors specified in the Supplemental Plan and mandated by the Internal Revenue Service and then paid in five annual principal installments with interest credited on the unpaid installments at the same interest rate that is used to calculate the lump sum value (currently segmented rates of 1.19% for the first 5 years, 4.53% for the next 15 years and 5.66% for 20 or more years).
As a result of the Merger, each Named Executive Officer’s vested, accrued benefit under the Supplemental Plan as of the Merger closing date became payable ratably over a five-year period, as previously elected by such executive. Each Named Executive Officer continues to accrue benefits under the Supplemental Plan for service after the Merger date, which will be distributable on the executive’s future benefit commencement date under the plan.

The present value of each Named Executive Officer’s accumulated benefits under the plans, as shown in the prior table, has been calculated in accordance with the benefit formulas described above and using the same assumptions as are used by us for financial reporting purposes under generally accepted accounting principles (except that retirement age is assumed to be the normal retirement age of 65). Those assumptions are incorporated herein by reference to “Note 10: Pension and Other Retirement Benefit Plans” to our Consolidated Financial Statements.

Nonqualified Deferred Compensation

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ Distributions ($)	Aggregate balance at last FYE(1) ($)
C. Larry Pope.................................................	—	—	—	—	—
Kenneth M. Sullivan......................................	—	—	—	—	341,496
Robert W. Manly, IV......................................	—	—	—	—	856,052
Timothy O. Schellpeper.................................	—	—	—	—	1,136,348
Dhamu Thamodaran.......................................	—	—	—	—	1,127,542

(1)
Includes the aggregate cash balance at December 28, 2014 attributable to the vested and unvested RSUs that were converted to cash as a result of the Merger and which were not previously distributed to the named executives. A portion of these balances were previously included in column (e) of the Summary Compensation Table (Stock Awards) in the year in which the RSUs were granted (fiscal 2012 and fiscal 2013). The aggregate amounts so included for prior years were: Mr. Manly - $492,750; Mr. Sullivan - $0; Mr. Schellpeper - $0 and Mr. Thamodaran - $821,419.

Discussion of Nonqualified Deferred Compensation
Prior to fiscal 2013T, under the management stock purchase program (ESPP), executives could voluntarily elect to defer up to 25% of the payouts under their annual cash incentive awards and receive fully vested RSUs in exchange. These deferral RSUs were generally payable on a date, which could not be less than three years from the date of deferral, specified by the executive and were payable in shares of common stock, subject to earlier payment upon certain intervening events (such as a change of control). Deferral RSUs were matched under the ESPP with an equivalent number of unvested RSUs subject to a three-year vesting schedule. In connection with the Merger, both the deferral RSUs and the match RSUs were cancelled and converted into the right to receive cash payments equal to $34.00 per share. Most of the named executives received a distribution of the cash amounts attributable to their deferral RSUs on the Merger closing date, in accordance with their prior elections. Mr. Schellpeper, however, received only a portion of the cash amount attributable to his deferral RSUs. The cash amounts attributable to the match RSUs were not distributed upon the Merger and remain subject to the same three-year vesting condition to which the match RSUs were originally subject. The “aggregate balance at FYE” column in the table above shows, for each named executive, the aggregate cash balance at December 28, 2014 attributable to the executive’s converted match RSUs, plus (for Mr. Schellpeper) the remaining undistributed cash balance attributable to his converted deferral RSUs as of the same date.

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
On May 28, 2013, the Severance Plan was amended only as it would apply to the Merger and only as it would apply to Mr. Pope and the Senior Executives (including Messrs. Manly and Thamodaran). The amendment modified the pre-existing definition of “good reason” by eliminating the Senior Executives’ right to resign with good reason because they will no longer report to a public company chief executive officer and Mr. Pope’s right to resign with good reason because he ceases to be the chief executive officer of a public company. The definition of “good reason” was further amended to provide that, with respect to Mr. Pope and the Senior Executives, the fact that they will no longer hold duties that are specific to their positions at a public company will not constitute good reason.

The consummation of the Merger constituted a “change in control” for purposes of the Severance Plan. Thus, a participant will be entitled to benefits under the plan if, within two years, the participant’s employment is terminated by the Company other than for “cause,” death or disability or the participant resigns for “good reason.”
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

For our CEO and the Senior Executives (which include Messrs. Manly and Thamodaran), the retention payments will be paid in four installments. One-quarter of the retention bonus will be paid six months following the closing of the Merger and an additional one-quarter will be paid on each of the 1st, 2nd and 3rd anniversaries of the closing of the Merger, each payment of which is contingent upon continued employment with the Company or any affiliate. The amounts of the retention bonuses were originally set for our CEO and the Senior Executives (including Messrs. Manly and Thamodaran) when the Retention Bonus Program was adopted as follows: Mr. Pope - $8,300,000; Mr. Manly - $3,800,000; and Mr. Thamodaran - $2,400,000.

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
A total of approximately 50 other officers, including Messrs. Sullivan and Schellpeper, and key employees of the Company subsequently became entitled to receive retention bonuses in connection with the Merger. The aggregate amount of the potential retention bonuses for Messrs. Sullivan and Schellpeper are $2,000,000 and $1,500,000, respectively. For these other officers and key employees, the retention bonuses will be paid in three installments. One-third will be paid on each of the 1st, 2nd and 3rd anniversaries of the closing of the Merger, each payment of which is contingent on continued employment with the Company or any affiliate.
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

Potential Payments Table
The following table shows the estimated payments and benefits each of the Named Executive Officers would have received assuming, first, that the Named Executive Officer’s employment was terminated by the Company (other than for cause, death or disability), or he resigned for good reason, on December 28, 2014 and second, that the Named Executive Officer’s employment was terminated by reason of death or disability on December 28, 2014.

Name and Event	Lump sum cash payment ($)(1)	Continuation of health insurance coverage ($)	Retention Bonus ($)	Accelerated vesting of match RSUs converted to cash ($)	Total benefits ($)
C. Larry Pope
Termination other than death or disability....................	12,205,283	21,600	1,650,000	—	13,876,883
Death or disability.........................................................	—	—	1,650,000	—	1,650,000
Kenneth M. Sullivan
Termination other than death or disability....................	3,377,332	21,600	1,333,333	341,496	5,073,761
Death or disability.........................................................	—	—	1,333,333	341,496	1,674,829
Robert W. Manly, IV
Termination other than death or disability....................	6,000,000	21,600	650,000	856,052	7,527,652
Death or disability.........................................................	—	—	650,000	856,052	1,506,052
Timothy O. Schellpeper
Termination other than death or disability....................	6,000,000	21,600	1,000,000	568,174	7,589,774
Death or disability.........................................................	—	—	1,000,000	568,174	1,568,174
Dhamu Thamodaran
Termination other than death or disability....................	4,800,000	21,600	1,200,000	1,127,542	7,149,142
Death or disability.........................................................	—	—	1,200,000	1,127,542	2,327,542
(1)The amounts payable on “termination other than death or disability” represent both severance and retention payments; the amount payable on “death or disability” represent retention payments only. All amounts in this column have been calculated without regard to any potential reduction to avoid any excise taxes imposed by Section 4999 of the IRC.

Director Compensation
Persons serving on the Board of Directors following the Merger receive no additional compensation for doing so.
Compensation Committee Interlocks and Insider Participation
Following the Merger, the functions previously performed by the compensation committee are being performed by the Board of Directors. During fiscal 2014, none of our executive officers served on the compensation committee or board of directors of any company that employed any member of our Board of Directors as an executive officer, except that Mr. Pope served on the board of directors of WH Group, the Chief Executive Officer of which was Mr. Wan.
Board of Directors Report
The Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, has included such CD&A in this report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

WH Group currently holds all of our issued and outstanding common stock. Information with respect to the beneficial ownership of shares of stock of WH Group by our directors and executive officers as of the most recent practicable date for gathering such information is set forth in the table below.

Amount and Nature of Beneficial Ownership (Number of Shares)
DIRECTORS AND NAMED EXECUTIVE OFFICERS:	DIRECT	OTHER	TOTAL	PERCENT OF CLASS
Shuge Jiao	—	—	—	—
Robert W. Manly, IV	—	—	—	—
C. Larry Pope	—	—	—	—
Timothy O. Schellpeper	—	—	—	—
Kenneth M. Sullivan	—	—	—	—
Dhamu Thamodaran	—	—	—	—
Long Wan	1,500,000	4,982,991,111 (2)	4,984,491,111	35.0
Zhijun Yang	—	4,982,991,111 (3)	4,982,991,111	34.9
* All current directors and executive officers as a group (11 persons) (1)	1,500,000	4,982,991,111	4,984,491,111	35.0
——————————————

(1)	Mr. Manly, who retired effective January 30, 2015, and Mr. Schellpeper, who resigned from the Company effective March 31, 2015, are not included in the group total.

(2)
Includes (i) 3,181,820,000 shares held directly by Heroic Zone Investments Limited (“Heroic Zone”), a wholly-owned subsidiary of Rise Grand Group Limited (“Rise Grand”), (ii) 573,099,645 shares held by Sure Pass Holdings Limited (“Sure Pass”), which is wholly owned by Mr. Wan, and (iii) an aggregate of 1,228,071,466 shares held by Chang Yun Holdings Limited (“Chang Yun”), High Zenith Limited (“High Zenith”) and Rich Matrix Global Limited (“Rich Matrix”). Mr. Wan is a member of an employee share committee that is entitled to direct the voting of the shares held by Heroic Zone, Sure Pass, Chang Yun, High Zenith and Rich Matrix. Mr. Wan disclaims beneficial ownership of the shares held by these entities except to the extent of his pecuniary interests therein. Mr. Wan owns approximately 14.98% of the beneficial interests in Rise Grand.

(3)
Includes (i) 3,181,820,000 shares held directly by Heroic Zone (ii) 245,614,133 shares held by Rich Matrix, which is wholly owned by Mr. Yang, and (iii) an aggregate of 1,555,556,978 shares held by Sure Pass, Chang Yun and High Zenith. Mr. Yang is a member of an employee share committee that is entitled to direct the voting of the shares held by Heroic Zone, Sure Pass, Chang Yun, High Zenith and Rich Matrix. Mr. Yang disclaims beneficial ownership of the shares held by these entities except to the extent of his pecuniary interests therein. Mr. Yang owns approximately 0.88% of the beneficial interests in Rise Grand.

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

Transactions

Each of the following transactions has been ratified by the Board of Directors pursuant to the policy described above.

Christopher Pope, son of C. Larry Pope, our President and Chief Executive Officer, is employed by us as Vice President of Strategic Sourcing. In 2014, his total compensation was $845,040.

Jason Richter, son of George H. Richter, an executive officer until November 2014, is employed by us as President of Smithfield International Group. In 2014, his total compensation was $2,006,783.

Patrick Sebring, son of Joseph B. Sebring, an executive officer, is employed by us as Director of Sales. In 2014, his total compensation was $313,058.

Karolina Nowakowski, daughter of Dariusz Nowakowski, an executive officer, is employed by us as Senior Director Supply Chain Management. In 2014, her total compensation was $247,297.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Other Fees

The following table shows the fees for audit and other services provided by Deloitte & Touche LLP for 2014 and the Transition Period.

	2014 Fees ($)	2013T Fees ($)
Audit Fees	3,674,213	4,166,300
Audit-Related Fees	13,117	42,899
Tax Fees:
Tax Compliance Fees	—	536,654
Tax Planning Fees	702,548	245,771
Tax Advice Fees	—	100,598
All Other Fees	584,194	1,306,600
Audit Fees. This category includes fees associated with the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements in its Forms 10-Q, and assistance and review of SEC filings, including consents and comment letters.

Audit-Related Fees. This category consists of audit-related services not otherwise reported in the preceding paragraph.

Tax Compliance Fees. This category consists of fees for tax return preparation services.

Tax Planning Fees. This category consists of tax planning services.

Tax Advice Fees. This category consists of tax advisory services.

All Other Fees. This category consists of fees billed by Deloitte & Touche LLP for other services primarily associated with the Merger and Initial Public Offering of WH Group.

Pre-Approval Policy and Procedures

The services performed by Deloitte & Touche LLP during 2014 and the Transition Period were pre-approved in a manner consistent with the Board of Director’s pre-approval policy and procedures. The policy requires that all services to be performed by the independent auditors be pre-approved either on a case-by-case basis by the Board of Directors or its delegate or on a categorical basis based on the Board of Director’s prior approval of a specific category of service and the expected cost thereof. Any request for services involving less than $100,000 may be approved by the Chairman of the Board if it is not practicable to obtain the approval of the full Board, provided that any such approval is presented to the full Board at its next scheduled meeting.

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

Exhibit 10.5(b)#	—
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

Exhibit 10.6(b)#	—
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

Exhibit 21#	—	Subsidiaries of the Company

Exhibit 31.1*	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	—	Certification of Kenneth M. Sullivan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 101#	—
The following financial statements from Smithfield Foods, Inc.'s Annual Report on Form 10-K for the year ended December 28, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (i) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

——————————————

*	Filed herewith.

**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

#	Previously filed or furnished, as applicable, as an exhibit to the Company's Report on Form 10-K filed with the SEC on March 25, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: SMITHFIELD FOODS, INC.

By:	/s/ C. LARRY POPE
C. Larry Pope President and Chief Executive Officer
 Date: April 27, 2015