Form 10-Q
period 2015-03-29
SMITHFIELD FOODS INC
filed 2015-04-29
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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

At April 29, 2015, 1,000 shares of the registrant's Common Stock (no par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions and unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014

Sales	$3,616.5	$3,422.1
Cost of sales	3,210.4	3,025.4
Gross profit	406.1	396.7
Selling, general and administrative expenses	221.9	215.4
Income from equity method investments	(4.0)	(15.1)
Operating profit	188.2	196.4
Interest expense	34.7	40.8
Non-operating (gain) loss	12.8	(1.1)
Income before income taxes	140.7	156.7
Income tax expense	43.7	51.4
Net income	$97.0	$105.3

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014

Net income	$97.0	$105.3

Other comprehensive income (loss), net of tax:
Foreign currency translation	(84.3)	(0.7)
Pension accounting	0.7	—
Hedge accounting	24.5	(131.3)
Total other comprehensive loss	(59.1)	(132.0)

Comprehensive income (loss)	$37.9	$(26.7)

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	March 29, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$66.9	$433.5
Accounts receivable, net	882.4	864.0
Inventories	2,114.6	2,206.8
Prepaid expenses and other current assets	155.8	244.3
Total current assets	3,219.7	3,748.6

Property, plant and equipment, net	2,737.1	2,753.4
Goodwill	1,622.4	1,626.2
Intangible assets, net	1,374.8	1,380.9
Investments	446.7	498.0
Other assets	122.0	124.4
Total assets	$9,522.7	$10,131.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	33.6	48.1
Accounts payable	398.8	675.1
Accrued expenses and other current liabilities	662.7	745.0
Total current liabilities	1,095.1	1,468.2

Long-term debt and capital lease obligations	2,405.0	2,678.5
Other liabilities	1,388.0	1,394.6

Redeemable noncontrolling interests	51.2	49.8

Commitments and contingencies

Equity:
Shareholder's equity:
Common stock, no par value, 1,000 shares authorized; 1,000 issued and outstanding	—	—
Additional paid-in capital	4,173.0	4,167.3
Retained earnings	687.8	590.8
Accumulated other comprehensive loss	(277.7)	(218.6)
Total shareholder's equity	4,583.1	4,539.5
Noncontrolling interests	0.3	0.9
Total equity	4,583.4	4,540.4
Total liabilities and equity	$9,522.7	$10,131.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014

Cash flows from operating activities:
Net income	$97.0	$105.3
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	58.0	56.7
Income from equity method investments	(4.0)	(15.1)
Changes in operating assets and liabilities and other, net	(155.5)	(526.3)
Net cash flows from operating activities	(4.5)	(379.4)

Cash flows from investing activities:
Capital expenditures	(67.7)	(30.8)
Net proceeds (expenditures) from breeding stock transactions	(13.2)	3.4
Proceeds from the sale of property, plant and equipment	1.1	0.5
Advance note and other	—	(0.1)
Net cash flows from investing activities	(79.8)	(27.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	13.0
Principal payments on long-term debt and capital lease obligations	(408.6)	(10.0)
Proceeds from Securitization Facility	230.0	100.0
Payments on Securitization Facility	(85.0)	(60.0)
Net proceeds (payments) on revolving credit facilities	(14.6)	258.9
Net cash flows from financing activities	(278.2)	301.9

Effect of foreign exchange rate changes on cash	(4.1)	0.7
Net change in cash and cash equivalents	(366.6)	(103.8)
Cash and cash equivalents at beginning of period	433.5	193.4
Cash and cash equivalents at end of period	$66.9	$89.6

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. You should read these statements and notes in conjunction with the audited consolidated financial statements and the related notes included in our report on Form 10-K for the twelve months ended December 28, 2014. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included. Certain prior year amounts have been reclassified to conform to current year presentation.
The three months ended March 29, 2015 correspond to the first quarter of 2015 and the three months ended March 30, 2014 correspond to the first quarter of 2014.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued Accounting Standards Update 2014-09, Revenues from Contracts with Customers (ASU 2014-09). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers, except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The new guidance is effective for fiscal year and interim periods within those years beginning after December 15, 2016 and early adoption is not permitted. The guidance is not currently effective for us and has not been applied in this Form 10-Q. We are currently in the process of evaluating the potential impact of future adoption but at this time do not anticipate it will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 with early adoption permitted. We elected to early adopt this new guidance effective for the first quarter of 2015 and have applied the changes retrospectively to all periods presented. Debt issuance costs, which we previously presented in Other assets in our Consolidated Condensed Balance Sheets, were approximately $13.8 million and $16.1 million as of March 29, 2015 and December 28, 2014, respectively.

NOTE 2:	INVENTORIES
Inventories consist of the following:

	March 29, 2015	December 28, 2014
	(in millions)
Fresh and packaged meats	$936.0	$961.9
Livestock	919.2	928.1
Grains	138.0	191.6
Manufacturing supplies	76.2	79.8
Other	45.2	45.4
Total inventories	$2,114.6	$2,206.8

NOTE 3:	DERIVATIVE FINANCIAL INSTRUMENTS
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counter-party agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of March 29, 2015, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.

We are exposed to losses in the event of nonperformance or nonpayment by counter parties under financial instruments. Although our counter parties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counter parties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counter parties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of March 29, 2015, we had no significant credit exposure on non-exchange traded derivative contracts. No significant concentrations of credit risk existed as of March 29, 2015.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate.

The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	March 29, 2015	December 28, 2014	March 29, 2015	December 28, 2014
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$3.8	$4.8	$35.5	$24.8
Livestock contracts	4.8	60.7	—	—
Interest rate contracts	—	—	0.2	0.1
Foreign exchange contracts	0.1	—	1.4	0.2
Total	8.7	65.5	37.1	25.1

Derivatives using the "mark-to-market" method:
Grain contracts	1.6	1.1	1.4	8.5
Livestock contracts	8.4	5.9	26.4	8.6
Energy contracts	—	—	13.5	10.1
Foreign exchange contracts	0.2	0.7	0.4	0.1
Total	10.2	7.7	41.7	27.3
Total fair value of derivative instruments	$18.9	$73.2	$78.8	$52.4
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

	March 29, 2015
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$18.6	$(13.8)	$4.8	$14.3	$19.1
Foreign exchange contracts	0.3	(0.3)	—	—	—
Total	$18.9	$(14.1)	$4.8	$14.3	$19.1
Liabilities:
Commodities	76.8	(13.8)	63.0	(55.7)	7.3
Interest rate contracts	0.2	—	0.2	—	0.2
Foreign exchange contracts	1.8	(0.3)	1.5	—	1.5
Total	$78.8	$(14.1)	$64.7	$(55.7)	$9.0

	December 28, 2014
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$72.5	$(14.6)	$57.9	$(12.3)	$45.6
Foreign exchange contracts	0.7	(0.3)	0.4	—	0.4
Total	$73.2	$(14.9)	$58.3	$(12.3)	$46.0
Liabilities:
Commodities	52.0	(14.6)	37.4	(32.3)	5.1
Interest rate contracts	0.1	—	0.1	—	0.1
Foreign exchange contracts	0.3	(0.3)	—	—	—
Total	$52.4	$(14.9)	$37.5	$(32.3)	$5.2
See Note 9—Fair Value Measurements for additional information about the fair value of our derivatives.

Hedge Accounting Method

Cash Flow Hedges

We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of March 29, 2015, we had no cash flow hedges for forecasted transactions beyond June 2016.

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

During the three months ended March 29, 2015, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	56,855,000	71,130,000	Bushels
Soybean meal	553,300	689,000	Tons
Lean hogs	43,240,000	1,006,440,000	Pounds
Interest rate	18,594,273	19,117,326	U.S. Dollars
Foreign currency (1)	25,071,064	40,400,421	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(31.0)	$58.3	$(23.8)	$(1.4)	$(3.4)	$2.4
Lean hog contracts	132.3	(297.6)	83.0	(25.7)	1.5	(15.5)
Interest rate contracts	(0.1)	—	—	—	—	—
Foreign exchange contracts	(1.7)	0.3	(0.6)	3.0	—	—
Total	$99.5	$(239.0)	$58.6	$(24.1)	$(1.9)	$(13.1)

For the periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
As of March 29, 2015, there were deferred net losses of $51.0 million, net of tax of $32.9 million, in accumulated other comprehensive income (loss). We expect to reclassify $106.5 million ($65.1 million net of tax) of deferred net losses on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the amount of unrealized gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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
During the three months ended March 29, 2015, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	3,605,000	7,480,000	Bushels
The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the periods indicated:

	Gains (Losses) Recognized in Earnings on Derivative		Gains (Losses) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in millions)		(in millions)
Commodity contracts	$2.0	$(0.9)	$(1.9)	$1.0

We recognized gains of $1.0 million and $0.1 million for the three months ended March 29, 2015 and March 30, 2014, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.

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
During the three months ended March 29, 2015, the range of notional volumes associated with open derivative instruments using the "mark-to-market" method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	142,520,000	181,680,000	Pounds
Corn	3,960,000	15,560,000	Bushels
Soybean meal	8,400	12,400	Tons
Soybeans	640,000	2,400,000	Bushels
Wheat	60,000	105,000	Bushels
Natural gas	9,560,000	11,000,000	Million BTU
Heating oil	2,016,000	3,024,000	Gallons
Live cattle	—	4,200,000	Pounds
Diesel	6,314,000	7,112,000	Gallons
Crude oil	48,000	72,000	Barrels
Foreign currency (1)	12,884,295	41,199,245	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the "mark-to-market" method by type of derivative contract for the periods indicated:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(in millions)
Commodity contracts	$(28.3)	$7.2
Foreign exchange contracts	(1.2)	0.1
Total	$(29.5)	$7.3

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

NOTE 4:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	March 29, 2015	December 28, 2014
		(in millions)
Campofrío Food Group (CFG)	37%	$300.6	$330.0
Mexican joint ventures	50%	121.5	142.8
Other	Various	24.6	25.2
Total investments		$446.7	$498.0

We record our share of earnings and losses from our equity method investments in income from equity method investments. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated condensed financial statements.

(Income) loss from equity method investments consists of the following:

		Three Months Ended
Equity Investment	Segment	March 29, 2015	March 30, 2014
		(in millions)
CFG	International	$3.1	$(3.1)
Mexican joint ventures	International	(7.2)	(11.8)
All other equity method investments	Various	0.1	(0.2)
Income from equity method investments		$(4.0)	$(15.1)

NOTE 5:	DEBT
Working Capital Facilities
As of March 29, 2015, we had aggregate credit facilities totaling $1.5 billion, including an inventory-based revolving credit facility totaling $1.025 billion (the Inventory Revolver), an accounts receivable securitization facility totaling $325.0 million (the Securitization Facility) and international credit facilities totaling $173.8 million. As of March 29, 2015, our unused capacity under these credit facilities was $1.2 billion.
As part of the Securitization Facility agreement, all accounts receivable of our major Fresh Pork and Packaged Meats subsidiaries are sold to a wholly owned "bankruptcy remote" special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of March 29, 2015, the SPV held $529.6 million of accounts receivable.
See Note 12—Subsequent Events for additional information related to our working capital facilities subsequent to March 29, 2015.
Tender Offer
In January 2015, we commenced a cash tender offer for our 7.75% senior unsecured notes due July 2017, 5.25% senior unsecured notes due August 2018, 5.875% senior unsecured notes due August 2021 and 6.625% senior unsecured notes due August 2022, subject to a maximum aggregate purchase price up to $275.0 million (2015 Tender Offer). The 2015 Tender Offer expired in February 2015. As a result of the 2015 Tender Offer, we paid $275.0 million to repurchase $258.1 million of principal and recognized losses on debt extinguishment of $12.8 million, including the write-off of related unamortized premiums and debt issuance costs.

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
As of March 29, 2015, we continued to guarantee $7.4 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

NOTE 7:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(in millions)
Service cost	$15.1	$11.8
Interest cost	19.0	21.1
Expected return on plan assets	(22.1)	(20.8)
Net amortization	1.2	—
Net periodic pension cost	$13.2	$12.1

NOTE 8:	EQUITY
Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss).

	Three Months Ended
	March 29, 2015			March 30, 2014
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$(95.0)	$10.7	$(84.3)	$1.1	$(1.8)	$(0.7)

Pension accounting:
Amortization of actuarial losses and prior service credits reclassified to cost of sales	1.0	(0.4)	0.6	—	—	—
Amortization of actuarial losses and prior service credits reclassified to SG&A	0.2	(0.1)	0.1	—	—	—

Hedge accounting:
Gains (losses) arising during the period	99.5	(39.1)	60.4	(239.0)	93.1	(145.9)
(Gains) losses reclassified to sales	(83.0)	32.2	(50.8)	25.7	(9.9)	15.8
Losses reclassified to cost of sales	23.8	(9.4)	14.4	1.4	(0.4)	1.0
(Gains) losses reclassified to SG&A	0.6	(0.1)	0.5	(3.0)	0.8	(2.2)
Total other comprehensive loss	$(52.9)	$(6.2)	$(59.1)	$(213.8)	$81.8	$(132.0)

NOTE 9:	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities, including assets held in a rabbi trust used to fund our non-qualified defined benefit plan, that were measured at fair value on a recurring basis as of March 29, 2015 and December 28, 2014:

	March 29, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$4.8	$—	$—	$4.8	$57.8	$0.1	$—	$57.9
Foreign exchange contracts	—	—	—	—	—	0.4	—	0.4
Bond securities	—	—	—	—	15.9	—	—	15.9
Insurance contracts	—	72.4	—	72.4	—	70.0	—	70.0
Total	$4.8	$72.4	$—	$77.2	$73.7	$70.5	$—	$144.2

Liabilities
Derivatives:
Commodity contracts	35.3	27.7	—	63.0	18.0	19.4	—	37.4
Interest rate swaps	—	0.2	—	0.2	—	0.1	—	0.1
Foreign exchange contracts	—	1.5	—	1.5	—	—	—	—
Total	$35.3	$29.4	$—	$64.7	$18.0	$19.5	$—	$37.5

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the three months ended March 29, 2015, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.
Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of March 29, 2015 and December 28, 2014.

	March 29, 2015		December 28, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,521.4	$2,413.8	$2,782.0	$2,701.7

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 10:	CONTINGENCIES
Like other participants in our industry, we are subject to various laws and regulations administered by federal, state and other government entities, including the United States Environmental Protection Agency (EPA) and corresponding state agencies, as well as the United States Department of Agriculture, the Grain Inspection, Packers and Stockyard Administration, the United States Food and Drug Administration, the United States Occupational Safety and Health Administration, the Commodities and Futures Trading Commission and similar agencies in foreign countries.
We from time to time receive notices and inquiries from regulatory authorities and others asserting that we are not in compliance with such laws and regulations. In some instances, litigation ensues. In addition, individuals may initiate litigation against us.
North Carolina Nuisance Litigation
As previously disclosed in our Report on Form 10-K for the twelve months ended December 28, 2014, in August, September and October 2014, 25 complaints were filed in the Eastern District of North Carolina by 515 individual plaintiffs against our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. The complaints stemmed from the nuisance cases previously filed in the Superior Court of Wake County. On February 23, 2015, all 25 complaints were amended and one complaint was severed into two separate actions. The 26 currently pending complaints were filed on behalf of 541 plaintiffs and relate to approximately 14 company-owned and 75 contract farms. All 26 complaints include causes of action for temporary nuisance and negligence and seek recovery of an unspecified amount of compensatory, special and punitive damages. Murphy-Brown is in the process of responding to the complaints in all 26 cases. The Company believes that the claims are unfounded and intends to defend the suits vigorously.

Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1—Summary of Significant Accounting Policies in our report on Form 10-K for the twelve months ended December 28, 2014. We established a reserve for our estimated expenses to defend against these and similar potential claims in 2013. Consequently, future expenses associated with these claims will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Given that these matters are in the very preliminary stages and given the inherent uncertainty of the outcome for these and similar potential claims, we cannot estimate the reasonably possible loss or range of loss for these loss contingencies outside the expenses we will incur to defend against these claims. We will continue to review whether an additional accrual is necessary and whether we have the ability to estimate the reasonably possible loss or range of loss for these matters.

NOTE 11:     REPORTABLE SEGMENTS
Our operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions and assess performance. For external reporting purposes, we aggregate operating segments which have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments based on a combination of factors, including products produced and geographic areas of operations. Our reportable segments are Fresh Pork, Packaged Meats, Hog Production, International and Corporate.

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

The following table presents sales and operating profit (loss) by segment for the periods indicated:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(in millions)
Sales:
Segment sales—
Fresh Pork	$1,334.1	$1,387.1
Packaged Meats	1,709.6	1,548.5
Hog Production	806.4	849.5
International	330.2	374.7
Total segment sales	4,180.3	4,159.8
Intersegment sales—
Fresh Pork	(14.7)	(14.4)
Hog Production	(538.8)	(713.4)
International	(10.3)	(9.9)
Total intersegment sales	(563.8)	(737.7)
Consolidated sales	$3,616.5	$3,422.1

Operating profit (loss):
Fresh Pork	33.2	58.9
Packaged Meats	172.5	121.3
Hog Production	(6.4)	9.5
International	15.9	36.9
Corporate	(27.0)	(30.2)
Consolidated operating profit	$188.2	$196.4

NOTE 12:     SUBESEQUENT EVENTS
Debt Refinancing
In April 2015, we entered into a new $1.025 billion asset-based revolving credit facility agreement (the Inventory Revolver Credit Agreement) which replaced our previous $1.025 billion U.S. senior secured revolving credit facility which would have matured in June 2016. The Inventory Revolver Credit Agreement provides for an option, subject to obtaining additional loan commitments and certain other conditions, to increase the available U.S. Dollar commitments by up to $375 million in the future. It also provides for a foreign currency subfacility for Canadian Dollars, Japanese Yen, Euros and British Pounds Sterling of up to the foreign currency equivalent of $100 million, a subfacility of up to $50 million for swingline borrowings and a subfacility of up to $150 million for issuances of letters of credit.
Availability under the Inventory Revolver Credit Agreement will be based upon borrowing base valuations of the Company's domestic inventory, live sows and certain accounts receivable. The Inventory Revolver Credit Agreement is scheduled to mature on May 1, 2020.

Loans under the Inventory Revolver Credit Agreement bear interest at LIBOR plus a margin ranging from 1.75% to 2.75% per annum, or, at the election of the Company, at a base rate plus a margin ranging from 0.75% to 1.75% per annum, with either such margin varying according to the ratio of the Company's consolidated funded debt to consolidated EBITDA. Letters of credit issued under the Inventory Revolver Credit Agreement accrue fees at a rate equal to the applicable margin for LIBOR loans. In addition, the Company is required to pay a commitment fee for the average daily unused commitments under the Inventory Revolver Credit Agreement, at rates ranging from 0.30% to 0.50% per annum depending on the ratio of the Company's consolidated funded debt to consolidated EBITDA.

The obligations under the Inventory Revolver Credit Agreement are guaranteed by substantially all domestic subsidiaries of the Company and are secured by a first-priority lien, subject to permitted liens and exceptions for excluded assets, on substantially all of the Company's and the subsidiary guarantors' accounts receivable (other than those sold and financed pursuant to the Securitization Facility), inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom, cash and cash equivalents, deposit accounts, intercompany notes, intellectual property and certain capital stock and interests pledged by the Company and the subsidiary guarantors.

The Inventory Revolver Credit Agreement contains affirmative and negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to create liens and encumbrances; incur debt; make capital expenditures, make acquisitions and investments; dispose of or transfer assets; and pay dividends or make other payments in respect of the Company's capital stock; in each case, subject to certain qualifications and exceptions.

In addition, the Inventory Revolver Credit Agreement contains financial covenants requiring the Company to maintain a total consolidated leverage ratio (ratio of consolidated funded debt to consolidated capitalization) of, subject to certain exceptions, not more than 0.50 to 1.0, a minimum interest coverage ratio (ratio of consolidated EBITDA to consolidated interest expense) of not less than 2.50 to 1.0 and limitations on capital expenditures.

The Inventory Revolver Credit Agreement also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the facility may be accelerated, the lenders’ commitments may be terminated and the lenders may foreclose upon the collateral. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the facility will automatically become due and payable and the lenders’ commitments will automatically terminate.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following information in conjunction with the unaudited consolidated condensed financial statements and the related notes in this Quarterly Report and the audited financial statements and the related notes as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our report on Form 10-K for the twelve months ended December 28, 2014.
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
In February 2015, we announced an organizational realignment and key senior management appointments that unify all of our independent operating companies, brands, marketing and employees under one corporate umbrella. We believe moving to a more centralized structure allows for a more efficient and effective approach to customers, best utilizes management talent, maximizes the manufacturing platform and plant efficiency and optimizes marketing, innovation and brand management.
First Quarter Summary of Results

Net income for the first quarter of 2015 was $97.0 million compared to net income of $105.3 million for the first quarter of 2014. The following summarizes the operating results of each of our reportable segments and other significant changes impacting net income for the first quarter of 2015 compared to the first quarter of 2014:

▪	Fresh Pork operating profit decreased by $25.7 million primarily as a result of lower fresh pork market prices.

▪	Packaged Meats operating profit increased by $51.2 million as a result of higher sales volume due primarily to the timing of Easter.

▪	Hog Production operating results decreased by $15.9 million primarily as a result of lower live hog market prices.

▪
International operating profit decreased by $21.0 million due to lower average selling prices in Europe as well as a decrease in results from Campofrío Food Group (CFG) and our joint ventures in Mexico.

EBITDA for the first quarter of 2015 was $233.4 million compared to $254.2 million in the first quarter of 2014. EBITDA is a non-GAAP measure. We believe EBITDA is a useful measure to our investors because it excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs. EBITDA is not intended to be a substitute for our comparable GAAP measures and should not be used by investors or other users of our financial statements as the sole basis for formulating decisions as it excludes a number of important cash and non-cash charges. The following table provides a reconciliation of net income to EBITDA for both periods:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(in millions)
Net Income	$97.0	$105.3
Interest expense	34.7	40.8
Income tax expense	43.7	51.4
Depreciation expense	56.2	55.0
Amortization expense	1.8	1.7
EBITDA	$233.4	$254.2
Tender Offer
In January 2015, we commenced a cash tender offer for our 7.75% senior unsecured notes due July 2017, 5.25% senior unsecured notes due August 2018, 5.875% senior unsecured notes due August 2021 and 6.625% senior unsecured notes due August 2022, subject to a maximum aggregate purchase price up to $275 million (2015 Tender Offer). The 2015 Tender Offer expired in February 2015. As a result of the 2015 Tender Offer, we paid $275.0 million to repurchase $258.1 million of principal and recognized losses on debt extinguishment of $12.8 million, including the write-off of related unamortized premiums and debt issuance costs.
Porcine Epidemic Diarrhea Virus (PEDv)

The U.S. Department of Agriculture (USDA) identified PEDv in the United States for the first time in 2013. During 2014, the U.S. pork market was significantly impacted by the spreading of PEDv, a disease that only infects pigs, not humans or other livestock, which has been an industry-wide issue and continues to have a presence in U.S. swine. Our herds in several regions in which we operate were affected in 2014 as PEDv spread throughout the U.S. There are confirmed cases of PEDv in the U.S. in 2015; however, the outbreak currently is less severe than in 2014. The USDA and the industry continue to monitor the situation. We are subject to risks related to our ability to maintain animal health and control PEDv. We are unable to predict the extent the disease will impact our operations or market prices in the future.
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

Country of Origin Labeling

Following a World Trade Organization (WTO) panel ruling on a complaint by Canada and Mexico that existing U.S. country- of-origin labeling (COOL) requirements violated the United States’ WTO obligations, the USDA published a new rule effective May 23, 2013, Mandatory Country of Origin Labeling of Beef, Pork, Lamb, Chicken, Goat Meat, Wild and Farm-Raised Fish and Shellfish, Perishable Agricultural Commodities, Peanuts, Pecans, Ginseng, and Macadamia Nuts. 78 Fed. Reg. 31367 (May 24, 2013) (the 2013 Rule). The 2013 Rule requires, in part, that labels on covered meat products must list separately, in sequence, the specific country where the animal was "born," the country where it was "raised," and the country where it was "slaughtered." The rule also prohibits combining or commingling of meats with different "Born, Raised, and Slaughtered" combinations in the same package at retail.

On March 28, 2014 and on July 29, 2014, the U.S. Court of Appeals for the District of Columbia Circuit rejected a judicial challenge to these rulemakings by a coalition of industry groups. As of February 9, 2015, industry opponents dropped their lawsuit against the USDA. The Canadian and Mexican governments challenged the 2013 Rule before the Dispute Settlement Body (DSB) of the WTO. On October 20, 2014, the DSB issued panel reports finding in favor of Canada and Mexico and against the United States' 2013 Rule. The U.S. Trade Representative has appealed the WTO determination and the appeal decision is expected in late spring. If the Canadian and Mexican WTO challenge is ultimately successful, then the USDA will be faced with the choice of re-formulating another country of origin regulation, seeking amendments to the underlying statute from Congress, or subjecting U.S. industries to substantial retaliatory tariffs that could begin as early as summer 2015. Although the long-term impact of COOL is currently unknown, industry groups have indicated that the rules impose additional costs on the industry including costs associated with segregation of livestock, record-keeping and new packaging and labeling along with potential retaliatory trade measures under WTO rules. We cannot presently assess the full economic impact of COOL on the meat processing industry or on our operations.
Outlook
The commodity markets affecting our business fluctuate on a daily basis. In this operating environment, it is difficult to forecast industry trends and conditions. The outlook statements that follow must be viewed in this context.
With the launch of our recently announced organizational realignment, we are taking steps to build on our record results in 2014 as we continue to solidify Smithfield's position as a global leader in branded packaged meats. There are a plethora of benefits to moving to a centralized structure and unifying all our resources and brands together as “One Smithfield,” which should position us to take advantage of growth opportunities in the following ways:

•	Leveraging Smithfield's size and scope in pork industry;

•	Maximizing our manufacturing platform and distribution system;

•	Approaching the market more efficiently and effectively;

•	Best utilizing management talent across company;

•	Aligning our operations to provide better customer service;

•	Optimizing operations in areas like brand management, manufacturing, sales, and marketing; and

•	Strengthening marketing, brand building and innovation across all brands.

We will continue to sharpen our strategic focus and drive operational improvements across our entire platform. Our most exciting growth prospect is the ongoing development of our packaged meats business. We will continue to strengthen our consumer-focused marketing programs and promote innovation to improve our product mix toward branded, value-added products. Consequently, we expect to deliver modest volume growth and very solid packaged meats margins.
PEDv has not been a major issue, but the virus does remain a potential wildcard going forward. We expect U.S. market hog supplies to rebound in 2015, although lower prices and reduced energy costs should generate additional demand in the export markets, as well as domestically. Lower pork prices should also allow us to leverage additional synergistic opportunities with WH Group and Shuanghui, our sister company in China.

We are sharply focused on growth and believe that Smithfield is in an ideal position to continue to achieve strong results in 2015.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The tables presented below compare our results of operations for the first quarters of 2015 and 2014.

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
	(in millions)
Sales	$3,616.5	$3,422.1	6%
Cost of sales	3,210.4	3,025.4	6%
Gross profit	406.1	396.7	2%
Selling, general and administrative expenses	221.9	215.4	3%
Income from equity method investments	(4.0)	(15.1)	(73)%
Operating profit	188.2	196.4	(4)%
Interest expense	34.7	40.8	(15)%
Non-operating (gain) loss	12.8	(1.1)	(1,249)%
Income before income taxes	140.7	156.7	(10)%
Income tax expense	43.7	51.4	(15)%
Net income	$97.0	$105.3	(8)%

Sales and gross profit

▪	Sales increased primarily as a result of higher sales volume of domestic packaged meats products due primarily to the timing of Easter.

▪	Gross profit increased primarily as a result of higher sales volume of domestic packaged meats products, lower pork processing raw material costs and lower hog raising costs.
Income from equity method investments

▪
The decrease in equity income is a result of a significant tax benefit recognized by CFG in the prior year which positively impacted equity income from CFG in 2014. Additionally, current year equity income was negatively impacted by lower hog prices in Mexico.

Interest expense

▪	The decrease in interest expense in the current year is primarily due to our 2015 Tender Offer.
Non-operating (gain) loss

▪	During 2015, we recognized a loss on debt extinguishment of $12.8 million as a result of the 2015 Tender Offer.
Income tax expense

▪
Our effective tax rate was 31% and 33% for the first quarters of 2015 and 2014, respectively. For both the current year and prior year, taxable income relative to permanent items, the mix of income between jurisdictions, and the expiration of certain federal tax credits impacted the effective tax rate.

Segment Results
The following information reflects the results from each respective segment for the first quarters of 2015 and 2014.

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
	(in millions)
Sales:
Fresh Pork	$1,334.1	$1,387.1	(4)%
Packaged Meats	1,709.6	1,548.5	10%
Hog Production	806.4	849.5	(5)%
International	330.2	374.7	(12)%
Total segment sales	4,180.3	4,159.8	—%
Intersegment sales	(563.8)	(737.7)	(24)%
Consolidated sales	$3,616.5	$3,422.1	6%

Operating profit (loss):
Fresh Pork	$33.2	$58.9	(44)%
Packaged Meats	172.5	121.3	42%
Hog Production	(6.4)	9.5	(167)%
International	15.9	36.9	(57)%
Corporate	(27.0)	(30.2)	10%
Consolidated operating profit	$188.2	$196.4	(4)%
Fresh Pork

▪	Sales decreased 4% due to an 8% decrease in average selling prices partially offset by a 4% increase in volume.

▪	Operating profit decreased to $4 per head from $8 per head due to lower fresh pork market prices.

▪	We processed 7.7 million hogs in 2015, an increase of 5% from the prior year.
Packaged Meats

▪
Sales increased 10% due to a 12% increase in volume, driven primarily by the timing of Easter, partially offset by a 2% decrease in average selling prices. Current year sales volume totaled 729.6 million pounds.

▪	Operating profit increased to $0.24 per pound from $0.19 per pound due to lower raw material costs.
Hog Production

▪
Sales decreased 5% due to lower domestic live hog market prices which were partially offset by favorable hedging results. Head sold during the year amounted to 4.0 million, relatively unchanged from the prior year. However, average hog weights were up 2%.

▪	Operating results decreased due to a 25% decrease in domestic live hog market prices, partially offset by favorable hedging results and lower feed costs.
International

▪
Sales decreased 12% due primarily to changes in foreign exchange rates, which negatively impacted sales by $53.0 million, or 14%. On a constant currency basis, sales increased 2% due to a 4% increase in volume of 360.2 million pounds, driven largely by a 7% increase in hogs processed and a 20% increase in poultry processed in Europe. We processed 1.1 million hogs in 2015. Additionally, average selling prices decreased 2%.

▪
Operating profit was negatively impacted by lower average selling prices in Europe along with lower equity income from CFG and our Mexican joint ventures. CFG's results in the prior year were positively impacted by a significant tax benefit recognized in the first quarter of 2014. Foreign currency translation also negatively impacted operating profit by approximately $2.4 million due to a stronger U.S. Dollar.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of March 29, 2015, our liquidity position was approximately $1.3 billion, comprised of approximately $1.2 billion in availability under our credit facilities and $66.9 million in cash and cash equivalents.
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

Credit Facilities

	March 29, 2015
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$1,025.0	$—	$—	$—	$1,025.0
Securitization Facility	325.0	—	(94.0)	(145.0)	86.0
International facilities	173.8	(5.3)	—	(33.7)	134.8
Total credit facilities	$1,523.8	$(5.3)	$(94.0)	$(178.7)	$1,245.8
In April 2015, we entered into a new $1.025 billion asset-based revolving credit facility agreement (the Inventory Revolver Credit Agreement) which replaced our previous $1.025 billion U.S. senior secured revolving credit facility which would have matured in June 2016. The Inventory Revolver Credit Agreement provides for an option, subject to obtaining additional loan commitments and certain other conditions, to increase the available U.S. Dollar commitments by up to $375 million in the future. It also provides for a foreign currency subfacility for Canadian Dollars, Japanese Yen, Euros and British Pounds Sterling of up to the foreign currency equivalent of $100 million, a subfacility of up to $50 million for swingline borrowings and a subfacility of up to $150 million for issuances of letters of credit.
Availability under the Inventory Revolver Credit Agreement will be based upon borrowing base valuations of the Company's domestic inventory, live sows and certain accounts receivable. The Inventory Revolver Credit Agreement is scheduled to mature on May 1, 2020.

Loans under the Inventory Revolver Credit Agreement bear interest at LIBOR plus a margin ranging from 1.75% to 2.75% per annum, or, at the election of the Company, at a base rate plus a margin ranging from 0.75% to 1.75% per annum, with either such margin varying according to the ratio of the Company's consolidated funded debt to consolidated EBITDA. Letters of credit issued under the Inventory Revolver Credit Agreement accrue fees at a rate equal to the applicable margin for LIBOR loans. In addition, the Company is required to pay a commitment fee for the average daily unused commitments under the Inventory Revolver Credit Agreement, at rates ranging from 0.30% to 0.50% per annum depending on the ratio of the Company's consolidated funded debt to consolidated EBITDA.

The obligations under the Inventory Revolver Credit Agreement are guaranteed by substantially all domestic subsidiaries of the Company and are secured by a first-priority lien, subject to permitted liens and exceptions for excluded assets, on substantially all of the Company's and the subsidiary guarantors' accounts receivable (other than those sold and financed pursuant to the Securitization Facility), inventory, other personal property relating to such inventory and accounts receivable and all proceeds therefrom, cash and cash equivalents, deposit accounts, intercompany notes, intellectual property and certain capital stock and interests pledged by the Company and the subsidiary guarantors.

The Inventory Revolver Credit Agreement contains affirmative and negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to create liens and encumbrances; incur debt; make capital expenditures, make acquisitions and investments; dispose of or transfer assets; and pay dividends or make other payments in respect of the Company's capital stock; in each case, subject to certain qualifications and exceptions.

In addition, the Inventory Revolver Credit Agreement contains financial covenants requiring the Company to maintain a total consolidated leverage ratio (ratio of consolidated funded debt to consolidated capitalization) of, subject to certain exceptions, not more than 0.50 to 1.0, a minimum interest coverage ratio (ratio of consolidated EBITDA to consolidated interest expense) of not less than 2.50 to 1.0 and limitations on capital expenditures.

The Inventory Revolver Credit Agreement also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the facility may be accelerated, the lenders’ commitments may be terminated and the lenders may foreclose upon the collateral. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the facility will automatically become due and payable and the lenders’ commitments will automatically terminate.
Cash Flows
Operating Activities

	Three Months Ended
	March 29, 2015	March 30, 2014
	(in millions)
Net cash flows from operating activities	$(4.5)	$(379.4)

The following items explain the significant changes in cash flows from operating activities:

▪	In the current year, we received $101.7 million for the settlement of derivative contracts and for margin requirements compared to $293.2 million paid in the prior year.

▪	The current year included net tax refunds of $32.7 million for domestic income taxes as compared to net payments of $0.4 million in the prior year.

▪	Cash paid to outside hog suppliers decreased due to a 25% decrease in average domestic live hog prices.

▪	In the current year we received a cash dividend of $14.3 million from one of our Mexican joint ventures.

▪	Cash paid for grain and other ingredients purchased by the Hog Production segment increased approximately $68.7 million from the prior year.

Investing Activities

	Three Months Ended
	March 29, 2015	March 30, 2014
	(in millions)
Capital expenditures	$(67.7)	$(30.8)
Net proceeds (expenditures) from breeding stock transactions	(13.2)	3.4
Proceeds from the sale of property, plant and equipment	1.1	0.5
Advance note and other	—	(0.1)
Net cash flows from investing activities	$(79.8)	$(27.0)

The following items explain the significant investing activities:

▪
Capital expenditures during both years primarily related to plant and hog farm improvement and expansion projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

Financing Activities

	Three Months Ended
	March 29, 2015	March 30, 2014
	(in millions)
Proceeds from the issuance of long-term debt	$—	$13.0
Principal payments on long-term debt and capital lease obligations	(408.6)	(10.0)
Proceeds from Securitization Facility	230.0	100.0
Payments on Securitization Facility	(85.0)	(60.0)
Net proceeds (payments) on revolving credit facilities	(14.6)	258.9
Net cash flows from financing activities	$(278.2)	$301.9

The following items explain the significant financing activities:

▪	In the current year, we paid $258.1 million of principal payments as a result of the 2015 Tender Offer as well as $150.0 million on our Rabobank term loan.

▪	In the current year, we drew $145.0 million, net of repayments, on our Securitization Facility, primarily to repay other long-term debt, as noted above.

▪
In the prior year, we drew $280.0 million, net of repayments, on our Inventory Revolver and $40.0 million, net of repayments, on our Securitization Facility, primarily to cover margin requirements on our commodity derivative contracts.

Financial Position
Our balance sheet as of March 29, 2015, as compared to December 28, 2014, was impacted by the following significant changes:

▪
Investments decreased $51.3 million mainly due to currency translation adjustments, a result of a stronger U.S. Dollar, as well as a $14.3 million cash dividend received from one of our Mexican joint ventures.

▪	Accounts payable decreased by $276.3 million mainly due to the timing of payments.
Interest Rate Spread
As of March 29, 2015, the interest rates on borrowings under the Inventory Revolver and the Securitization Facility were LIBOR plus 3.0% and the lender's cost of funds of 0.12% plus 1.15%, respectively. The Inventory Revolver interest rate spread is based on a pricing-level grid in the agreement and is determined by our Funded Debt to EBITDA ratio (as defined in the Second Amended and Restated Credit Agreement, dated as of June 9, 2011, among the Company, specified subsidiaries of the Company, Rabobank Nederland, New York Branch, as Administrative Agent, specified lenders, and other specified agents and arrangers, as amended).

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
As of March 29, 2015, we continued to guarantee $7.4 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

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

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments" in our Report on Form 10-K for the twelve months ended December 28, 2014. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the three months ended March 29, 2015, margin deposits ranged from $(15.4) million to $73.3 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with our brokers during the three months ended March 29, 2015 was $29.3 million. As of March 29, 2015, the net amount on deposit with our brokers was $70.0 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our experience and our understanding of the current facts and circumstances. Actual results could differ from those estimates. There have been no significant updates to our critical accounting policies and estimates described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our report on Form 10-K for the twelve months ended December 28, 2014.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These risks and uncertainties include, but are not limited to, the availability and prices of live hogs, feed ingredients (including corn), raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, adverse weather conditions, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to realize the anticipated strategic benefits of the acquisition of Smithfield Foods, Inc. by WH Group Limited, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under Part I, Item 1A. "Risk Factors" in our report on Form 10-K for the twelve months ended December 28, 2014. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For complete quantitative and qualitative disclosures about market risk affecting the Company, see "Item 7A. Qualitative and Quantitative Disclosures About Market Risk" in our report on Form 10-K for the twelve months ended December 28, 2014. The following table presents the sensitivity of the fair value of our open commodity contracts and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of March 29, 2015 and December 28, 2014.

	March 29, 2015	December 28, 2014
	(in millions)
Grains	$20.6	$24.2
Livestock	7.3	76.3
Energy	5.3	5.9
Foreign currency	6.1	4.3

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 29, 2015. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of March 29, 2015.

There were no changes in our internal control over financial reporting during the three months ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes with respect to the legal proceedings disclosed in our report on Form 10-K for the twelve months ended December 28, 2014, nor have any significant new matters arisen during the three months ended March 29, 2015.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our report on Form 10-K for the twelve months ended December 28, 2014.

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
Third Amended and Restated Credit Agreement, dated as of April 2, 2015, among the Company, the subsidiaries of the Company party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch , as Administrative Agent, the lenders party thereto, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2015).

Exhibit 10.2	—
Third Amended and Restated Pledge and Security Agreement, dated as of April 2, 2015, among the Company, the subsidiaries of the Company party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch , as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2015).

Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Kenneth M. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 101	—
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smithfield Foods, Inc.

/s/ KENNETH M. SULLIVAN
Kenneth M. Sullivan On behalf of the registrant and as Chief Financial Officer
Date: April 29, 2015