Form 10-Q
period 2015-06-28
SMITHFIELD FOODS INC
filed 2015-08-12
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

At August 12, 2015, 1,000 shares of the registrant's Common Stock (no par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions and unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Sales	$3,486.6	$3,814.0	$7,103.1	$7,236.1
Cost of sales	3,068.1	3,345.5	6,278.5	6,370.9
Gross profit	418.5	468.5	824.6	865.2
Selling, general and administrative expenses	232.6	219.2	454.5	434.6
Income from equity method investments	(0.2)	(10.9)	(4.2)	(26.0)
Operating profit	186.1	260.2	374.3	456.6
Interest expense	31.5	40.4	66.2	81.2
Non-operating (gain) loss	(0.7)	—	12.1	(1.1)
Income before income taxes	155.3	219.8	296.0	376.5
Income tax expense	51.1	76.9	94.8	128.3
Net income	$104.2	$142.9	$201.2	$248.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Net income	$104.2	$142.9	$201.2	$248.2

Other comprehensive income (loss), net of tax:
Foreign currency translation	43.5	2.2	(40.8)	1.5
Pension accounting	47.0	—	47.7	—
Hedge accounting	(33.3)	30.5	(8.8)	(100.8)
Total other comprehensive income (loss)	57.2	32.7	(1.9)	(99.3)

Comprehensive income	$161.4	$175.6	$199.3	$148.9

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	June 28, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$195.0	$433.5
Accounts receivable, net	806.5	864.0
Inventories	2,110.4	2,206.8
Prepaid expenses and other current assets	245.6	244.3
Total current assets	3,357.5	3,748.6

Property, plant and equipment, net	2,783.2	2,753.4
Goodwill	1,623.0	1,626.2
Intangible assets, net	1,373.9	1,380.9
Investments	146.4	498.0
Other assets	117.2	124.4
Total assets	$9,401.2	$10,131.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	9.1	48.1
Accounts payable	417.1	675.1
Accrued expenses and other current liabilities	731.0	745.0
Total current liabilities	1,157.2	1,468.2

Long-term debt and capital lease obligations	2,282.5	2,678.5
Net long-term pension liability	299.5	574.9
Other liabilities	888.1	819.7

Redeemable noncontrolling interests	54.3	49.8

Commitments and contingencies

Equity:
Shareholder's equity:
Common stock, no par value, 1,000 shares authorized; 1,000 issued and outstanding	—	—
Additional paid-in capital	4,177.7	4,167.3
Retained earnings	762.0	590.8
Accumulated other comprehensive loss	(220.5)	(218.6)
Total shareholder's equity	4,719.2	4,539.5
Noncontrolling interests	0.4	0.9
Total equity	4,719.6	4,540.4
Total liabilities and equity	$9,401.2	$10,131.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014

Cash flows from operating activities:
Net income	$201.2	$248.2
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	116.4	113.8
Stock-based compensation expense	10.3	—
Income from equity method investments	(4.2)	(26.0)
Changes in operating assets and liabilities and other, net	(264.0)	(410.2)
Net cash flows from operating activities	59.7	(74.2)

Cash flows from investing activities:
Proceeds from sale of equity interest in CFG	354.0	—
Capital expenditures	(145.3)	(98.5)
Business acquisitions	—	(11.0)
Net proceeds (expenditures) from breeding stock transactions	(29.7)	9.7
Proceeds from the sale of property, plant and equipment	2.8	2.3
Other	(23.9)	3.4
Net cash flows from investing activities	157.9	(94.1)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	13.0
Principal payments on long-term debt and capital lease obligations	(409.3)	(27.7)
Proceeds from Securitization Facility	290.0	185.0
Payments on Securitization Facility	(290.0)	(135.0)
Net proceeds (payments) on revolving credit facilities	(13.3)	48.3
Payment of dividends	(30.0)	—
Other	—	(0.5)
Net cash flows from financing activities	(452.6)	83.1

Effect of foreign exchange rate changes on cash	(3.5)	1.2
Net change in cash and cash equivalents	(238.5)	(84.0)
Cash and cash equivalents at beginning of period	433.5	193.4
Cash and cash equivalents at end of period	$195.0	$109.4

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The three and six months ended June 28, 2015 correspond to the second quarter and first half of 2015 and the three and six months ended June 29, 2014 correspond to the second quarter and first half of 2014.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers, except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The new guidance is effective for fiscal year and interim periods within those years beginning after December 15, 2016 and early adoption is not permitted. The guidance is not currently effective for us and has not been applied in this Form 10-Q. We are currently in the process of evaluating the potential impact of future adoption but at this time do not anticipate it will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 with early adoption permitted. We elected to early adopt this new guidance effective for the first quarter of 2015 and have applied the changes retrospectively to all periods presented. As a result, debt issuance costs of approximately $12.9 million and $16.1 million are presented in long-term debt and capital lease obligations in the consolidated condensed balance sheets as of June 28, 2015 and December 28, 2014, respectively.

In May 2015, the FASB issued Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). The standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 with early adoption permitted. We elected to early adopt this new guidance for 2015.

NOTE 2:	INVENTORIES
Inventories consist of the following:

	June 28, 2015	December 28, 2014
	(in millions)
Fresh and packaged meats	$968.5	$961.9
Livestock	902.8	928.1
Grains	114.2	191.6
Manufacturing supplies	77.7	79.8
Other	47.2	45.4
Total inventories	$2,110.4	$2,206.8

NOTE 3:	DERIVATIVE FINANCIAL INSTRUMENTS
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counter-party agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of June 28, 2015, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.

We are exposed to losses in the event of nonperformance or nonpayment by counter parties under financial instruments. Although our counter parties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counter parties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counter parties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of June 28, 2015, we had no significant credit exposure on non-exchange traded derivative contracts. No significant concentrations of credit risk existed as of June 28, 2015.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate.

The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	June 28, 2015	December 28, 2014	June 28, 2015	December 28, 2014
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$6.7	$4.8	$18.0	$24.8
Livestock contracts	—	60.7	—	—
Interest rate swaps	0.2	—	—	0.1
Foreign exchange contracts	0.1	—	0.9	0.2
Total	7.0	65.5	18.9	25.1

Derivatives using the "mark-to-market" method:
Grain contracts	0.9	1.1	2.0	8.5
Livestock contracts	5.4	5.9	8.4	8.6
Energy contracts	0.1	—	10.6	10.1
Foreign exchange contracts	0.2	0.7	0.3	0.1
Total	6.6	7.7	21.3	27.3
Total fair value of derivative instruments	$13.6	$73.2	$40.2	$52.4
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

	June 28, 2015
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Consolidated Condensed Balance Sheet
	(in millions)
Assets:
Commodities	$13.1	$(13.1)	$—	$18.5	$18.5
Interest rate swaps	0.2	—	0.2	—	0.2
Foreign exchange contracts	0.3	(0.3)	—	—	—
Total	$13.6	$(13.4)	$0.2	$18.5	$18.7
Liabilities:
Commodities	39.0	(13.1)	25.9	(22.0)	3.9
Foreign exchange contracts	1.2	(0.3)	0.9	—	0.9
Total	$40.2	$(13.4)	$26.8	$(22.0)	$4.8

	December 28, 2014
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Consolidated Condensed Balance Sheet
	(in millions)
Assets:
Commodities	$72.5	$(14.6)	$57.9	$(12.3)	$45.6
Foreign exchange contracts	0.7	(0.3)	0.4	—	0.4
Total	$73.2	$(14.9)	$58.3	$(12.3)	$46.0
Liabilities:
Commodities	52.0	(14.6)	37.4	(32.3)	5.1
Interest rate swaps	0.1	—	0.1	—	0.1
Foreign exchange contracts	0.3	(0.3)	—	—	—
Total	$52.4	$(14.9)	$37.5	$(32.3)	$5.2
See Note 9—Fair Value Measurements for additional information about the fair value of our derivatives.

Hedge Accounting Method

Cash Flow Hedges

We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of June 28, 2015, we had no cash flow hedges for forecasted transactions beyond June 2016.

When cash flow hedge accounting is applied, derivative gains or losses are recognized as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The ineffective portion of derivative gains and losses is recognized as part of current period earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for grain contracts, sales for lean hog contracts, interest expense for interest rate contracts, and sales and selling, general and administrative expenses (SG&A) for foreign exchange contracts. Gains and losses on derivatives designed to hedge price risk associated with fresh pork sales are recorded in the Hog Production segment.

During the six months ended June 28, 2015, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	56,855,000	79,155,000	Bushels
Soybean meal	553,300	689,000	Tons
Lean hogs	—	1,006,440,000	Pounds
Interest rate	18,594,273	19,117,326	U.S. Dollars
Foreign currency (1)	20,471,939	43,485,255	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(2.8)	$(20.8)	$(20.8)	$7.7	$(0.4)	$(2.7)
Lean hog contracts	13.3	(12.5)	87.0	(90.9)	0.5	(2.3)
Interest rate swaps	0.4	—	—	—	—	—
Foreign exchange contracts	(0.6)	0.2	(1.0)	0.2	—	—
Total	$10.3	$(33.1)	$65.2	$(83.0)	$0.1	$(5.0)

	Six Months Ended		Six Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(33.8)	$37.5	$(44.6)	$6.3	$(3.8)	$(0.3)
Lean hog contracts	145.6	(310.1)	170.0	(116.6)	2.0	(17.8)
Interest rate swaps	0.3	—	—	—	—	—
Foreign exchange contracts	(2.3)	0.5	(1.6)	3.2	—	—
Total	$109.8	$(272.1)	$123.8	$(107.1)	$(1.8)	$(18.1)

For the periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
As of June 28, 2015, there were deferred net gains of $17.6 million, net of tax of $10.9 million, in accumulated other comprehensive income (loss). We expect to reclassify $37.2 million ($22.7 million net of tax) of deferred net gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the amount of unrealized gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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
During the six months ended June 28, 2015, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	3,605,000	7,480,000	Bushels

The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the periods indicated:

	Gains (Losses) Recognized in Earnings on Derivative		Gains (Losses) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)		(in millions)
Commodity contracts	$0.2	$2.9	$(0.2)	$(2.7)

	Six Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)		(in millions)
Commodity contracts	$2.2	$2.0	$(2.1)	$(1.7)

We recognized losses of $0.1 million for the three months ended June 29, 2014 and gains of $0.9 million for the six months ended June 28, 2015 on closed commodity derivative contracts as the underlying cash transactions affected earnings. There were no similar gains or losses recognized for the three months ended June 28, 2015 nor the six months ended June 29, 2014.
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
During the six months ended June 28, 2015, the range of notional volumes associated with open derivative instruments using the "mark-to-market" method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	7,080,000	266,440,000	Pounds
Corn	3,960,000	15,560,000	Bushels
Soybean meal	2,900	12,400	Tons
Soybeans	640,000	2,400,000	Bushels
Wheat	60,000	2,095,000	Bushels
Natural gas	8,700,000	11,000,000	Million BTU
Heating oil	2,016,000	3,024,000	Gallons
Live cattle	—	4,200,000	Pounds
Diesel	6,251,000	7,112,000	Gallons
Crude oil	48,000	72,000	Barrels
Foreign currency (1)	9,923,738	46,372,047	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the "mark-to-market" method by type of derivative contract for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)		(in millions)
Commodity contracts	17.2	7.4	$(11.1)	$14.6
Foreign exchange contracts	0.6	(0.2)	(0.6)	(0.1)
Total	$17.8	$7.2	$(11.7)	$14.5

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
In June 2015, we sold our entire equity interest in Campofrío Food Group (CFG) to Alfa S.A.B. de C.V. (Alfa) for $354.0 million in cash. As of the date of the sale, the book value of our investment in CFG was $298.7 million. Additionally, we had $54.6 million of unrealized currency translation losses on our balance sheet related to our investment in CFG. As a result of the sale, we recognized a pre-tax gain of $0.7 million in non-operating (gain) loss in our consolidated condensed statements of income.

Investments consist of the following:

Equity Investment	% Owned	June 28, 2015	December 28, 2014
		(in millions)
CFG	37%	$—	$330.0
Mexican joint ventures	50%	120.2	142.8
Other	Various	26.2	25.2
Total investments		$146.4	$498.0

We record our share of earnings and losses from our equity method investments in income from equity method investments. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated condensed financial statements.

(Income) loss from equity method investments consists of the following:

		Three Months Ended		Six Months Ended
Equity Investment	Segment	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
		(in millions)		(in millions)
CFG	International	$1.8	$(0.1)	$4.9	$(3.2)
Mexican joint ventures	International	(0.6)	(8.7)	(7.8)	(20.5)
All other equity method investments	Various	(1.4)	(2.1)	(1.3)	(2.3)
Income from equity method investments		$(0.2)	$(10.9)	$(4.2)	$(26.0)

NOTE 5:	DEBT
Working Capital Facilities
As of June 28, 2015, we had aggregate credit facilities totaling $1.5 billion, including an asset-based revolving credit facility totaling $1.025 billion (the Inventory Revolver), an accounts receivable securitization facility totaling $325.0 million (the Securitization Facility) and international credit facilities totaling $176.0 million. As of June 28, 2015, our unused capacity under these credit facilities was $1.4 billion.

As part of the Securitization Facility agreement, all accounts receivable of our major Fresh Pork and Packaged Meats subsidiaries are sold to a wholly owned "bankruptcy remote" special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of June 28, 2015, the SPV held $527.9 million of accounts receivable.
In April 2015, we entered into a new $1.025 billion asset-based revolving credit facility agreement (the Inventory Revolver Credit Agreement) which replaced our previous $1.025 billion senior secured revolving credit facility which would have matured in June 2016. The Inventory Revolver Credit Agreement provides for an option, subject to obtaining additional loan commitments and certain other conditions, to increase the available commitments by up to $375 million in the future. It also provides for a multicurrency subfacility for Canadian Dollars, Japanese Yen, Euros, British Pounds Sterling and U.S. Dollars of up to the foreign currency equivalent of $100 million, a subfacility of up to $50 million for swingline borrowings and a subfacility of up to $150 million for issuances of letters of credit.
Availability under the Inventory Revolver Credit Agreement is based upon borrowing base valuations of our U.S. inventory, live sows and certain accounts receivable. The Inventory Revolver Credit Agreement is scheduled to mature on May 1, 2020.

Loans under the Inventory Revolver Credit Agreement bear interest at LIBOR plus a margin ranging from 1.75% to 2.75% per annum, or, at our election, at a base rate plus a margin ranging from 0.75% to 1.75% per annum, with either such margin varying according to the ratio of our consolidated funded debt to consolidated EBITDA. Letters of credit issued under the Inventory Revolver Credit Agreement accrue fees at a rate equal to the applicable margin for LIBOR loans. In addition, we are required to pay a commitment fee for the average daily unused commitments under the Inventory Revolver Credit Agreement, at rates ranging from 0.30% to 0.50% per annum depending on the ratio of our consolidated funded debt to consolidated EBITDA.

The obligations under the Inventory Revolver Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and are secured by a first-priority lien, subject to permitted liens and exceptions for excluded assets, on substantially all of our and our subsidiary guarantors' personal property, including accounts receivable (other than those sold and financed pursuant to the Securitization Facility), inventory, cash and cash equivalents, deposit accounts, intercompany notes, intellectual property and certain capital stock and interests pledged by us and our subsidiary guarantors, and all proceeds thereof.

The Inventory Revolver Credit Agreement contains affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of our subsidiaries to create liens and encumbrances; incur debt; make capital expenditures; make acquisitions and investments; dispose of or transfer assets; and pay dividends or make other payments in respect of our capital stock; in each case, subject to certain qualifications and exceptions.

In addition, the Inventory Revolver Credit Agreement contains financial covenants requiring us to maintain a total consolidated leverage ratio (ratio of consolidated funded debt to consolidated capitalization) of, subject to certain exceptions, not more than 0.50 to 1.0, a minimum interest coverage ratio (ratio of consolidated EBITDA to consolidated interest expense) of not less than 2.50 to 1.0 and limitations on capital expenditures.

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
Rabobank Term Loan

In May 2015, we refinanced the Rabobank Term Loan and extended its maturity date from May 1, 2018 to May 1, 2020. After the refinancing, the total capacity of the Rabobank term loan was $150 million, with $50 million outstanding. We may draw the additional $100 million until April 15, 2016. We may elect to prepay the loan at any time, subject to the payment of certain prepayment fees in respect of any voluntary prepayment prior to April 15, 2017 and other customary breakage costs. Interest accrues, at our option, at LIBOR plus 3.25%.

Tender Offer
In January 2015, we commenced a cash tender offer for our 7.75% senior unsecured notes due July 2017, 5.25% senior unsecured notes due August 2018, 5.875% senior unsecured notes due August 2021 and 6.625% senior unsecured notes due August 2022, subject to a maximum aggregate purchase price up to $275.0 million (2015 Tender Offer). As a result of the 2015 Tender Offer, we paid $275.0 million to repurchase $258.1 million of principal and recognized losses on debt extinguishment of $12.8 million in non-operating (gain) loss in the consolidated condensed income statement, including the write-off of related unamortized premiums and debt issuance costs.

NOTE 6:	GUARANTEES
As part of our business, we are a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the consolidated condensed balance sheets. We could become liable in connection with these obligations depending on the performance of the primary obligor or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.
As of June 28, 2015, we continued to guarantee $7.2 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

NOTE 7:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)		(in millions)
Service cost	$15.1	$11.7	$30.2	$23.5
Interest cost	19.0	21.0	38.0	42.1
Expected return on plan assets	(22.1)	(22.1)	(44.2)	(42.9)
Net amortization	1.2	—	2.4	—
Net periodic pension cost	$13.2	$10.6	$26.4	$22.7
Remeasurement of Qualified Pension Plans
In June 2015, we made a $200.0 million voluntary contribution to fund our qualified pension plans. We also elected to perform an interim remeasurement of our plan obligations and assets as of June 26, 2015. The discount rate used to determine the pension obligation was 4.8%. All other actuarial assumptions used for the remeasurement were consistent with those used at the end of 2014. The remeasurement resulted in a decrease to the pension obligation of $76.1 million with a corresponding decrease to accumulated other comprehensive loss, net of tax. Net periodic pension cost is expected to be $17.1 million for the second half of 2015.

NOTE 8:	EQUITY
Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss).

	Three Months Ended
	June 28, 2015			June 29, 2014
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$7.7	$0.3	$8.0	$0.3	$1.9	$2.2
Translation losses reclassified to non-operating (gain) loss	54.6	(19.1)	35.5	—	—	$—

Pension accounting:
Actuarial gain	76.1	(29.8)	46.3	—	—	—
Amortization of actuarial losses and prior service credits reclassified to cost of sales	0.7	(0.3)	0.4	—	—	—
Amortization of actuarial losses and prior service credits reclassified to SG&A	0.5	(0.2)	0.3	—	—	—

Hedge accounting:
Gains (losses) arising during the period	10.3	(4.1)	6.2	(33.1)	12.9	(20.2)
(Gains) losses reclassified to sales	(87.0)	33.9	(53.1)	90.9	(35.3)	55.6
(Gains) losses reclassified to cost of sales	20.8	(7.9)	12.9	(7.7)	3.1	(4.6)
(Gains) losses reclassified to SG&A	1.0	(0.3)	0.7	(0.2)	(0.1)	(0.3)
Total other comprehensive income	$84.7	$(27.5)	$57.2	$50.2	$(17.5)	$32.7

	Six Months Ended
	June 28, 2015			June 29, 2014
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$(87.3)	$11.0	$(76.3)	$1.4	$0.1	$1.5
Translation losses reclassified to non-operating (gain) loss	54.6	(19.1)	35.5	—	—	—

Pension accounting:
Actuarial gain	76.1	(29.8)	46.3	—	—	—
Amortization of actuarial losses and prior service credits reclassified to cost of sales	1.7	(0.7)	1.0	—	—	—
Amortization of actuarial losses and prior service credits reclassified to SG&A	0.7	(0.3)	0.4	—	—	—

Hedge accounting:
Gains (losses) arising during the period	109.8	(43.2)	66.6	(272.1)	106.0	(166.1)
(Gains) losses reclassified to sales	(170.0)	66.1	(103.9)	116.6	(45.2)	71.4
(Gains) losses reclassified to cost of sales	44.6	(17.3)	27.3	(6.3)	2.7	(3.6)
(Gains) losses reclassified to SG&A	1.6	(0.4)	1.2	(3.2)	0.7	(2.5)
Total other comprehensive income (loss)	$31.8	$(33.7)	$(1.9)	$(163.6)	$64.3	$(99.3)

Dividend
We paid a $30.0 million dividend during the current quarter to our parent company, recorded as a reduction to retained earnings.

NOTE 9:	FAIR VALUE MEASUREMENTS
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities, including assets held in a rabbi trust used to fund our non-qualified defined benefit plan, that were measured at fair value on a recurring basis as of June 28, 2015 and December 28, 2014:

	June 28, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$—	$—	$—	$—	$57.8	$0.1	$—	$57.9
Interest rate swaps	—	0.2	—	0.2	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	0.4	—	0.4
Bond securities	—	—	—	—	15.9	—	—	15.9
Insurance contracts	—	72.6	—	72.6	—	70.0	—	70.0
Total	$—	$72.8	$—	$72.8	$73.7	$70.5	$—	$144.2

Liabilities
Derivatives:
Commodity contracts	6.4	19.5	—	25.9	18.0	19.4	—	37.4
Interest rate swaps	—	—	—	—	—	0.1	—	0.1
Foreign exchange contracts	—	0.9	—	0.9	—	—	—	—
Total	$6.4	$20.4	$—	$26.8	$18.0	$19.5	$—	$37.5

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the six months ended June 28, 2015, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.

Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of June 28, 2015 and December 28, 2014.

	June 28, 2015		December 28, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,369.5	$2,267.1	$2,782.0	$2,701.7

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
North Carolina Nuisance Litigation
As previously disclosed in our Report on Form 10-K for the twelve months ended December 28, 2014, in August, September and October 2014, 25 complaints were filed in the Eastern District of North Carolina by 515 individual plaintiffs against our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. The complaints stemmed from the nuisance cases previously filed in the Superior Court of Wake County. On February 23, 2015, all 25 complaints were amended and one complaint was severed into two separate actions. The 26 currently pending complaints were filed on behalf of 541 plaintiffs and relate to approximately 14 company-owned and 75 contract farms. All 26 complaints include causes of action for temporary nuisance and negligence and seek recovery of an unspecified amount of compensatory, special and punitive damages. On June 29, 2015, the Court granted Murphy-Brown's motion to strike certain allegations in the complaints, and plaintiffs are in the process of amending all 26 complaints pursuant to the Court's order. The Company believes that the claims are unfounded and intends to defend the suits vigorously.

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

The Fresh Pork segment consists of our U.S. fresh pork operations. The Packaged Meats segment consists of our U.S. packaged meats operations. The Hog Production segment consists of our U.S. hog production operations. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations in Mexico, our hog production operations located in Poland and Romania, our interests in hog production operations in Mexico, and our former investment in CFG. The Corporate segment provides management and administrative services to support our other segments.

The following table presents sales and operating profit (loss) by segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)		(in millions)
Sales:
Segment sales—
Fresh Pork	$1,364.5	$1,605.8	$2,698.6	$2,992.9
Packaged Meats	1,545.6	1,728.2	3,255.2	3,276.7
Hog Production	784.6	857.0	1,591.0	1,706.5
International	352.5	426.0	682.7	800.7
Total segment sales	4,047.2	4,617.0	8,227.5	8,776.8
Intersegment sales—
Fresh Pork	(14.1)	(14.8)	(28.8)	(29.2)
Packaged Meats	(0.1)	(0.1)	(0.1)	(0.1)
Hog Production	(533.7)	(777.8)	(1,072.5)	(1,491.2)
International	(12.7)	(10.3)	(23.0)	(20.2)
Total intersegment sales	(560.6)	(803.0)	(1,124.4)	(1,540.7)
Consolidated sales	$3,486.6	$3,814.0	$7,103.1	$7,236.1

Operating profit (loss):
Fresh Pork	(15.1)	29.7	18.1	88.6
Packaged Meats	176.3	97.5	348.8	218.8
Hog Production	39.1	129.0	32.7	138.5
International	14.8	33.9	30.7	70.8
Corporate	(29.0)	(29.9)	(56.0)	(60.1)
Consolidated operating profit	$186.1	$260.2	$374.3	$456.6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We conduct our operations through five reportable segments: Fresh Pork, Packaged Meats, Hog Production, International and Corporate. The Fresh Pork segment consists of our U.S. fresh pork operations. The Packaged Meats segment consists of our U.S. packaged meats operations. The Hog Production segment consists of our U.S. hog production operations. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations in Mexico, our hog production operations located in Poland and Romania, our interests in hog production operations in Mexico, and our former investment in CFG. The Corporate segment provides management and administrative services to support our other segments.
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
Second Quarter Summary of Results

Net income for the second quarter of 2015 was $104.2 million compared to net income of $142.9 million for the second quarter of 2014. The following summarizes the operating results of each of our reportable segments and other significant changes impacting net income for the second quarter of 2015 compared to the second quarter of 2014:

▪	Fresh Pork operating results decreased by $44.8 million primarily as a result of lower fresh pork market prices.

▪	Packaged Meats operating profit increased by $78.8 million as a result of lower raw material costs and higher sales volume.

▪	Hog Production operating profit decreased by $89.9 million primarily as a result of lower live hog market prices driven by higher hog supplies.

▪
International operating profit decreased by $19.1 million primarily due to lower pork market prices in Europe, a decrease in results from our joint ventures in Mexico and the impact of foreign currency translation due to a stronger U.S. dollar.

EBITDA for the second quarter of 2015 was $245.2 million compared to $317.3 million in the second quarter of 2014. EBITDA for the first half of 2015 was $478.6 million compared to $571.5 million for the first half of 2014. EBITDA is a non-GAAP measure. We believe EBITDA is a useful measure to our investors because it excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs. EBITDA is not intended to be a substitute for our comparable GAAP measures and should not be used by investors or other users of our financial statements as the sole basis for formulating decisions as it excludes a number of important cash and non-cash charges. The following table provides a reconciliation of net income to EBITDA for all periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)
Net income	$104.2	$142.9	$201.2	$248.2
Interest expense	31.5	40.4	66.2	81.2
Income tax expense	51.1	76.9	94.8	128.3
Depreciation and amortization expense	58.4	57.1	116.4	113.8
EBITDA	$245.2	$317.3	$478.6	$571.5
Sale of CFG
In June 2015, we completed the sale of our entire equity interest in CFG to Alfa for $354.0 million in cash. As of the date of the sale, the book value of our investment in CFG was $298.7 million. Additionally, we had $54.6 million of unrealized currency translation losses on our balance sheet related to our investment in CFG. As a result of the sale, we recognized a pre-tax gain of $0.7 million in non-operating (gain) loss in our consolidated condensed statements of income.
Tender Offer
In January 2015, we commenced a cash tender offer for our 7.75% senior unsecured notes due July 2017, 5.25% senior unsecured notes due August 2018, 5.875% senior unsecured notes due August 2021 and 6.625% senior unsecured notes due August 2022, subject to a maximum aggregate purchase price up to $275.0 million (2015 Tender Offer). As a result of the 2015 Tender Offer, we paid $275.0 million to repurchase $258.1 million of principal and recognized losses on debt extinguishment of $12.8 million in non-operating (gain) loss in the consolidated condensed income statement, including the write-off of related unamortized premiums and debt issuance costs.
Animal Health

The U.S. Department of Agriculture (USDA) identified Porcine Epidemic Diarrhea Virus (PEDv) in the United States for the first time in 2013. During 2014, the U.S. pork market was significantly impacted by the spreading of PEDv, a disease that only infects pigs, not humans or other livestock, which has been an industry-wide issue and continues to have a presence in U.S. swine. Our herds in several regions in which we operate were affected in 2014 as PEDv spread throughout the U.S. There are confirmed cases of PEDv in the U.S. in 2015; however, the outbreak currently is much less severe than in 2014. The USDA and the industry continue to monitor the situation. During 2015, herds in several of our geographic regions have also been impacted by outbreaks of Porcine Reproductive and Respiratory Syndrome Virus (PRRSv). While PRRSv is not new to the swine industry, the impact of these outbreaks has been more severe than observed in recent years. We are subject to risks related to our ability to maintain animal health and control PEDv and PRRSv. We are unable to predict the extent these diseases will impact our operations or market prices in the future.

Renewable Fuel Standard

The federal Renewable Fuel Standard (RFS) program requires that bio-fuels be blended into transportation fuels at ever-increasing volumes up to 36 billion gallons in 2030.  In October 2010, the Environmental Protection Agency (EPA) granted a “partial waiver” to a statutory bar under the Clean Air Act prohibiting fuel manufacturers from introducing fuel additives that are not “substantially similar” to those already approved and in use for vehicles of model year (MY) 1975 or later.  Prior to the EPA's decision, the ethanol content of gasoline in the United States was limited to 10 percent (E10), which created a barrier, commonly referred to as the “blendwall,” to the expansion of blended bio-fuels as prescribed by the RFS.  The EPA's decision allows fuel manufacturers to increase the ethanol content of gasoline to 15 percent (E15) for use in MY 2007 and newer light-duty motor vehicles, including passenger cars, light-duty trucks and medium-duty passenger vehicles. In January 2011, the EPA granted another partial waiver authorizing E15 use in MY 2001-2006 light-duty motor vehicles. Judicial challenges to these rulemakings by a coalition of industry groups were dismissed.

In 2013, the EPA issued a proposed rule that would have reduced the volume of renewable fuels mandated by statute and reflected the EPA’s estimate of what would actually be produced in 2014. In April 2015, the EPA entered into a proposed consent decree which would have them propose the 2015 RFS by June 1, 2015 and to finalize the 2014 and 2015 RFS targets by November 30, 2015. On May 29, 2015, the EPA proposed to establish the annual percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel and total renewable fuels that apply to all gasoline and diesel produced or imported in years 2014, 2015 and 2016 as well as the volume of biomass-based diesel for 2017. The proposed volumes are below statutory levels, but above historical output of renewable fuels. The EPA plans to finalize those standards by November 30, 2015.

Representative Bob Goodlatte (R-VA) has re-introduced legislation in the 114th Congress that would eliminate the conventional (corn starch) ethanol mandate, cap the blendwall at E10, and require the EPA to set cellulosic standards at production levels. Additionally, Sens. Dianne Feinstein (D-CA) and Pat Toomey (R-PA) have introduced similar legislation which would eliminate the conventional ethanol mandate. Although the long-term impact of the RFS is currently unknown, studies have shown that expanded corn-based ethanol production has driven up the price of livestock feed and led to commodity-price volatility. We cannot presently assess the full economic impact of the RFS program on the meat processing industry or on our operations.

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

On March 28, 2014 and on July 29, 2014, the U.S. Court of Appeals for the District of Columbia Circuit rejected a judicial challenge to these rulemakings by a coalition of industry groups. As of February 9, 2015, industry opponents dropped their lawsuit against the USDA. The Canadian and Mexican governments challenged the 2013 Rule before the Dispute Settlement Body (DSB) of the WTO. On October 20, 2014, the DSB issued panel reports finding in favor of Canada and Mexico and against the United States' 2013 Rule. An appeal of the DSB's ruling brought by the U.S. was rejected. Canada and Mexico are seeking a combined $3.3 billion in retaliatory tariffs against a range of U.S. agricultural and manufactured product exports, including frozen and chilled pork products. The WTO DSB has referred the case to arbitration which is expected to conclude in late summer or early fall 2015. At the conclusion of arbitration, Canada and Mexico will be permitted to impose retaliatory tariffs equal to a sum determined by the arbitrator.
The U.S. House of Representatives passed legislation, H.R. 2393 the "Country of Origin Labeling Amendments Act of 2015," on June 10, 2015. If enacted, this legislation would repeal the WTO non-compliant sections of the COOL statute, thus settling the dispute and eliminating the threat of retaliatory tariffs from Canada and Mexico. The U.S. Senate is considering this legislation, as well as other proposals to amend the COOL statute. Although the long-term impact of COOL is currently unknown, industry groups have indicated that the rules impose additional costs on the industry including costs associated with segregation of livestock, record-keeping and new packaging and labeling along with potential retaliatory trade measures under WTO rules. We cannot presently assess the full economic impact of COOL on the meat processing industry or on our operations.

Outlook
The commodity markets affecting our business fluctuate on a daily basis. In this operating environment, it is difficult to forecast industry trends and conditions. The outlook statements that follow must be viewed in this context.
Our most exciting growth prospect is the ongoing development of our packaged meats business. Although we have experienced meaningful and consistent improvement in packaged meats margins, we believe significant growth potential remains. We will continue to strengthen our consumer-focused marketing programs and promote innovation to improve our product mix toward branded, value-added products. We expect these actions to result in continued broad-based gains in packaged meats sales, volume, market share, distribution and margins.
With our organizational realignment, we are taking steps to build on our record results in 2014 as we continue to solidify Smithfield's position as a global leader in branded packaged meats. There is a plethora of benefits to moving to a centralized structure and unifying all our resources and brands together as “One Smithfield,” which should position us to take advantage of growth opportunities in the following ways:

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

We will continue to sharpen our strategic focus and drive operational improvements across our entire platform, including our fresh pork, hog production and international divisions. We are focused on growth and believe that Smithfield is in an ideal position to continue to achieve strong results for the remainder of 2015.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table presented below compares our results of operations for the second quarters of 2015 and 2014.

	Three Months Ended
	June 28, 2015	June 29, 2014	% Change
	(in millions)
Sales	$3,486.6	$3,814.0	(9)%
Cost of sales	3,068.1	3,345.5	(8)%
Gross profit	418.5	468.5	(11)%
Selling, general and administrative expenses	232.6	219.2	6%
Income from equity method investments	(0.2)	(10.9)	(98)%
Operating profit	186.1	260.2	(28)%
Interest expense	31.5	40.4	(22)%
Non-operating gain	(0.7)	—	N/A
Income before income taxes	155.3	219.8	(29)%
Income tax expense	51.1	76.9	(33)%
Net income	$104.2	$142.9	(27)%

Sales and gross profit

▪	Sales decreased primarily as a result of lower market prices across all of our segments and the impact of foreign currency translation as a result of a stronger U.S. dollar.

▪	Gross profit decreased primarily as a result of lower sales, partially offset by lower pork processing raw material costs.
Income from equity method investments

▪	Equity income decreased primarily as a result of lower hog prices in Mexico.
Interest expense

▪	The decrease in interest expense is primarily due to lower debt balances in the current year as a result of various debt repayment activities.
Non-operating gain

▪	During 2015, we recognized a pre-tax gain of $0.7 million on the sale of our equity interest in CFG.
Income tax expense

▪
The effective tax rate was 33% and 35% for the second quarters of 2015 and 2014, respectively. For both the current year and prior year, taxable income relative to permanent items, the mix of income between jurisdictions, and the expiration of certain federal tax credits impacted the effective tax rate.

The table presented below compares our results of operations for the first half of 2015 and 2014. As used in the table, "NM" means "not meaningful."

	Six Months Ended
	June 28, 2015	June 29, 2014	% Change
	(in millions)
Sales	$7,103.1	$7,236.1	(2)%
Cost of sales	6,278.5	6,370.9	(1)%
Gross profit	824.6	865.2	(5)%
Selling, general and administrative expenses	454.5	434.6	5%
Income from equity method investments	(4.2)	(26.0)	(84)%
Operating profit	374.3	456.6	(18)%
Interest expense	66.2	81.2	(19)%
Non-operating (gain) loss	12.1	(1.1)	NM
Income before income taxes	296.0	376.5	(21)%
Income tax expense	94.8	128.3	(26)%
Net income	$201.2	$248.2	(19)%

Sales and gross profit

▪	Sales decreased primarily as a result of lower market prices across all of our segments and the impact of foreign currency translation as a result of a stronger U.S. dollar.

▪	Gross profit decreased primarily as a result of lower sales, partially offset by lower pork processing raw material costs.
Income from equity method investments

▪
Equity income decreased primarily as a result of lower hog prices in Mexico. Additionally, equity income decreased due to a significant tax benefit recognized through our former investment in CFG in 2014.

Interest expense

▪	The decrease in interest expense is primarily due to lower debt balances in the current year as a result of various debt repayment activities.
Non-operating (gain) loss

▪
During 2015, we recognized a loss on debt extinguishment of $12.8 million as a result of the 2015 Tender Offer, partially offset by a $0.7 million pre-tax gain from the sale of our equity interest in CFG.

Income tax expense

▪
The effective tax rate was 32% and 34% for the first half of 2015 and 2014, respectively. For both the current year and prior year, taxable income relative to permanent items, the mix of income between jurisdictions, and the expiration of certain federal tax credits impacted the effective tax rate.

Segment Results
The following information reflects the results from each respective segment for the second quarters of 2015 and 2014.

	Three Months Ended
	June 28, 2015	June 29, 2014	% Change
	(in millions)
Sales:
Fresh Pork	$1,364.5	$1,605.8	(15)%
Packaged Meats	1,545.6	1,728.2	(11)%
Hog Production	784.6	857.0	(8)%
International	352.5	426.0	(17)%
Total segment sales	4,047.2	4,617.0	(12)%
Intersegment sales	(560.6)	(803.0)	(30)%
Consolidated sales	$3,486.6	$3,814.0	(9)%

Operating profit (loss):
Fresh Pork	(15.1)	29.7	(151)%
Packaged Meats	176.3	97.5	81%
Hog Production	39.1	129.0	(70)%
International	14.8	33.9	(56)%
Corporate	(29.0)	(29.9)	3%
Consolidated operating profit	$186.1	$260.2	(28)%

Fresh Pork

▪	Sales decreased 15% due to a 24% decrease in average selling prices, partially offset by a 12% increase in volume.

▪	Operating results decreased to a $2 loss per head from a $5 profit per head due to lower fresh pork market prices.

▪	We processed 7.4 million hogs in 2015, an increase of 15% from the prior year.
Packaged Meats

▪	Sales decreased 11% due to a 12% decrease in average selling prices, partially offset by a 2% increase in volume. Current year sales volume totaled 677.0 million pounds.

▪	Operating profit increased to $0.26 per pound from $0.15 per pound due to lower raw material costs.
Hog Production

▪
Sales decreased 8% due to lower domestic live hog market prices which were partially offset by favorable hedging results. Head sold during the year amounted to 3.8 million, an increase of 9% from the prior year.

▪	Operating profit decreased to $10 per head from $37 per head due to lower sales, partially offset by favorable hedging results and lower feed costs.
International

▪
Sales decreased due primarily to changes in foreign exchange rates, which negatively impacted sales by $79.5 million, or 19%. On a constant currency basis, sales increased 1% due to an 8% increase in volume to 374 million pounds, driven largely by a 7% increase in hogs processed and a 12% increase in poultry processed in Europe, partially offset by a 6% decrease in average selling prices. We processed 1.1 million hogs in 2015.

▪
Operating profit was negatively impacted by lower pork market prices in Europe along with lower equity income from our Mexican joint ventures. Foreign currency translation also negatively impacted operating profit by approximately $4.1 million due to a stronger U.S. Dollar.

The following information reflects the results from each respective segment for the first half of 2015 and 2014.

	Six Months Ended
	June 28, 2015	June 29, 2014	% Change
	(in millions)
Sales:
Fresh Pork	$2,698.6	$2,992.9	(10)%
Packaged Meats	3,255.2	3,276.7	(1)%
Hog Production	1,591.0	1,706.5	(7)%
International	682.7	800.7	(15)%
Total segment sales	8,227.5	8,776.8	(6)%
Intersegment sales	(1,124.4)	(1,540.7)	(27)%
Consolidated sales	$7,103.1	$7,236.1	(2)%

Operating profit (loss):
Fresh Pork	18.1	88.6	(80)%
Packaged Meats	348.8	218.8	59%
Hog Production	32.7	138.5	(76)%
International	30.7	70.8	(57)%
Corporate	(56.0)	(60.1)	7%
Consolidated operating profit	$374.3	$456.6	(18)%
Fresh Pork

▪	Sales decreased 10% due to a 16% decrease in average selling prices, partially offset by an 8% increase in volume.

▪	Operating profit decreased to $1 per head from $6 per head due to lower fresh pork market prices.

▪	We processed 15.1 million hogs in 2015, an increase of 10% from the prior year.
Packaged Meats

▪	Sales decreased 1% due to a 7% decrease in average selling prices, partially offset by a 7% increase in volume. Current year sales volume totaled 1.4 billion pounds.

▪	Operating profit increased to $0.25 per pound from $0.17 per pound due to lower raw material costs.
Hog Production

▪
Sales decreased 7% due to lower domestic live hog market prices which were partially offset by favorable hedging results. Head sold during the year amounted to 7.8 million, an increase of 4% from the prior year.

▪	Operating profit decreased to $4 per head from $18 per head due to lower sales, partially offset by favorable hedging results and lower feed costs.
International

▪
Sales decreased 15% due primarily to changes in foreign exchange rates, which negatively impacted sales by$131.4 million, or 16%. On a constant currency basis, sales increased 2% due to an 8% increase in volume to 720 million pounds, driven largely by a 7% increase in hogs processed and a 16% increase in poultry processed in Europe. We processed 2.2 million hogs in 2015.

▪
Operating profit was negatively impacted by lower pork market prices in Europe along with lower equity income from our Mexican joint ventures. Foreign currency translation also negatively impacted operating profit by approximately $6.6 million due to a stronger U.S. Dollar.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of June 28, 2015, our liquidity position was approximately $1.7 billion, comprised of approximately $1.4 billion in availability under our credit facilities, $195.0 million in cash and cash equivalents and $100.0 million in unutilized loans.
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

Credit Facilities

	June 28, 2015
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$1,025.0	$—	$—	$—	$1,025.0
Securitization Facility	325.0	—	(88.5)	—	236.5
International facilities	176.0	(0.5)	—	(35.2)	140.3
Total credit facilities	$1,526.0	$(0.5)	$(88.5)	$(35.2)	$1,401.8
In April 2015, we entered into a new $1.025 billion asset-based revolving credit facility agreement (the Inventory Revolver Credit Agreement) which replaced our previous $1.025 billion senior secured revolving credit facility which would have matured in June 2016. The Inventory Revolver Credit Agreement provides for an option, subject to obtaining additional loan commitments and certain other conditions, to increase the available commitments by up to $375 million in the future. It also provides for a multicurrency subfacility for Canadian Dollars, Japanese Yen, Euros, British Pounds Sterling and U.S. Dollars of up to the foreign currency equivalent of $100 million, a subfacility of up to $50 million for swingline borrowings and a subfacility of up to $150 million for issuances of letters of credit.
Availability under the Inventory Revolver Credit Agreement is based upon borrowing base valuations of our U.S. inventory, live sows and certain accounts receivable. The Inventory Revolver Credit Agreement is scheduled to mature on May 1, 2020.

Loans under the Inventory Revolver Credit Agreement bear interest at LIBOR plus a margin ranging from 1.75% to 2.75% per annum, or, at our election, at a base rate plus a margin ranging from 0.75% to 1.75% per annum, with either such margin varying according to the ratio of our consolidated funded debt to consolidated EBITDA. Letters of credit issued under the Inventory Revolver Credit Agreement accrue fees at a rate equal to the applicable margin for LIBOR loans. In addition, we are required to pay a commitment fee for the average daily unused commitments under the Inventory Revolver Credit Agreement, at rates ranging from 0.30% to 0.50% per annum depending on the ratio of our consolidated funded debt to consolidated EBITDA.

The obligations under the Inventory Revolver Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and are secured by a first-priority lien, subject to permitted liens and exceptions for excluded assets, on substantially all of our and our subsidiary guarantors' personal property, including accounts receivable (other than those sold and financed pursuant to the Securitization Facility), inventory, cash and cash equivalents, deposit accounts, intercompany notes, intellectual property and certain capital stock and interests pledged by us and our subsidiary guarantors, and all proceeds thereof.

The Inventory Revolver Credit Agreement contains affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of our subsidiaries to create liens and encumbrances; incur debt; make capital expenditures; make acquisitions and investments; dispose of or transfer assets; and pay dividends or make other payments in respect of our capital stock; in each case, subject to certain qualifications and exceptions.

In addition, the Inventory Revolver Credit Agreement contains financial covenants requiring us to maintain a total consolidated leverage ratio (ratio of consolidated funded debt to consolidated capitalization) of, subject to certain exceptions, not more than 0.50 to 1.0, a minimum interest coverage ratio (ratio of consolidated EBITDA to consolidated interest expense) of not less than 2.50 to 1.0 and limitations on capital expenditures.

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
Rabobank Term Loan
In May 2015, we refinanced the Rabobank Term Loan and extended its maturity date from May 1, 2018 to May 1, 2020. After the refinancing, the total capacity of the Rabobank term loan was $150.0 million, with $50.0 million outstanding. We may draw the additional $100.0 million until April 15, 2016. We may elect to prepay the loan at any time, subject to the payment of certain prepayment fees in respect of any voluntary prepayment prior to April 15, 2017 and other customary breakage costs. Interest accrues, at our option, at LIBOR plus 3.25%.

Cash Flows
Operating Activities

	Six Months Ended
	June 28, 2015	June 29, 2014
	(in millions)
Net cash flows from operating activities	$59.7	$(74.2)

The following items explain the significant changes in cash flows from operating activities:

▪	Cash paid to outside hog suppliers decreased due to lower domestic live hog prices.

▪	In the current year, we received $127.0 million for the settlement of derivative contracts and for margin requirements compared to $298.8 million paid in the prior year.

▪	In the current year, we received a cash dividend of $14.3 million from one of our Mexican joint ventures.

▪	Cash paid for grain and other ingredients purchased by the Hog Production segment increased approximately $21.4 million from the prior year.

▪	In the current year, we contributed $200.0 million to our qualified pension plans.

Investing Activities

	Six Months Ended
	June 28, 2015	June 29, 2014
	(in millions)
Proceeds from sale of equity interest in CFG	$354.0	$—
Capital expenditures	(145.3)	(98.5)
Net proceeds (expenditures) from breeding stock transactions	(29.7)	9.7
Business acquisitions	—	(11.0)
Proceeds from the sale of property, plant and equipment	2.8	2.3
Other	(23.9)	3.4
Net cash flows from investing activities	$157.9	$(94.1)

The following items explain the significant investing activities:

▪	In June 2015, we sold our entire equity interest in CFG for $354.0 million in cash.

▪
Capital expenditures during both years primarily related to plant and hog farm improvement and expansion projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

▪	In April 2014, Kansas City Sausage (KCS) bought a meat processing business for $11.0 million.

Financing Activities

	Six Months Ended
	June 28, 2015	June 29, 2014
	(in millions)
Proceeds from the issuance of long-term debt	$—	$13.0
Principal payments on long-term debt and capital lease obligations	(409.3)	(27.7)
Proceeds from Securitization Facility	290.0	185.0
Payments on Securitization Facility	(290.0)	(135.0)
Net proceeds (payments) on revolving credit facilities	(13.3)	48.3
Payment of dividends	(30.0)	—
Other	—	(0.5)
Net cash flows from financing activities	$(452.6)	$83.1

The following items explain the significant financing activities:

▪	In the current year, we repurchased $258.1 million of senior unsecured notes in connection with the 2015 Tender Offer. Additionally, we repaid $150.0 million on our Rabobank term loan.

▪	In the current year, we paid a $30.0 million dividend to our parent company.

▪
In the prior year, we drew $55.0 million on our Inventory Revolver and $50.0 million, net of repayments, on our Securitization Facility, primarily to cover margin requirements on our commodity derivative contracts.

Financial Position
Our balance sheet as of June 28, 2015, as compared to December 28, 2014, was impacted by the following significant changes:

▪
Investments decreased $351.6 million mainly due to the sale of CFG, a $14.3 million cash dividend received from one of our Mexican joint ventures and currency translation adjustments, a result of a stronger U.S. Dollar.

▪	Accounts payable decreased $258.0 million mainly due to the timing of payments.

▪
Net long-term pension liability decreased $275.4 million mainly due to a $200.0 million voluntary contribution to fund our qualified pension plans. We also elected to perform an interim remeasurement of our plan obligations and assets as of June 26, 2015 which resulted in a $76.1 million decrease to the pension obligation.

Guarantees
As part of our business, we are a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the consolidated condensed balance sheets. We could become liable in connection with these obligations depending on the performance of the primary obligor or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.
As of June 28, 2015, we continued to guarantee $7.2 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

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

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments" in our Report on Form 10-K for the twelve months ended December 28, 2014. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the six months ended June 28, 2015, margin deposits ranged from $(15.4) million to $80.7 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with our brokers during the six months ended June 28, 2015 was $49.3 million. As of June 28, 2015, the net amount on deposit with our brokers was $40.5 million.

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
For complete quantitative and qualitative disclosures about market risk affecting the Company, see "Item 7A. Qualitative and Quantitative Disclosures About Market Risk" in our report on Form 10-K for the twelve months ended December 28, 2014. The following table presents the sensitivity of the fair value of our open commodity contracts and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of June 28, 2015 and December 28, 2014.

	June 28, 2015	December 28, 2014
	(in millions)
Grains	$16.7	$24.2
Livestock	3.1	76.3
Energy	4.9	5.9
Foreign currency	6.3	4.3

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 28, 2015. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of June 28, 2015.
There were no changes in our internal control over financial reporting during the three months ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes with respect to the legal proceedings disclosed in our report on Form 10-K for the twelve months ended December 28, 2014, nor have any significant new matters arisen during the first half of 2015.

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
Share Purchase Agreement, dated as of June 3, 2015, by and between Smithfield Foods, Inc. and Alfa S.A.B. de C.V (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2015).

Exhibit 10.2	—
Second Amended and Restated Term Loan Agreement, dated as of May 6, 2015, among the Company, certain subsidiaries of the Company that may from time to time be party thereto, the lenders from time to time party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (filed herewith).

Exhibit 31.1	—	Certification of C. Larry Pope, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Kenneth M. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 101	—
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smithfield Foods, Inc.

/s/ KENNETH M. SULLIVAN
Kenneth M. Sullivan On behalf of the registrant and as Executive Vice President and Chief Financial Officer
Date: August 12, 2015