Form 10-Q
period 2015-09-27
SMITHFIELD FOODS INC
filed 2015-10-28
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

At October 28, 2015, 1,000 shares of the registrant's Common Stock (no par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions and unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Sales	$3,406.1	$3,702.3	$10,509.2	$10,938.4
Cost of sales	3,021.1	3,248.3	9,299.6	9,619.2
Gross profit	385.0	454.0	1,209.6	1,319.2
Selling, general and administrative expenses	238.4	218.4	692.9	653.0
Income from equity method investments	(7.1)	(14.5)	(11.3)	(40.5)
Operating profit	153.7	250.1	528.0	706.7
Interest expense	32.3	39.3	98.5	120.5
Non-operating (gain) loss	—	—	12.1	(1.1)
Income before income taxes	121.4	210.8	417.4	587.3
Income tax expense	38.1	55.5	132.9	183.8
Net income	$83.3	$155.3	$284.5	$403.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Net income	$83.3	$155.3	$284.5	$403.5

Other comprehensive income (loss), net of tax:
Foreign currency translation	(14.4)	(78.2)	(55.2)	(76.7)
Pension accounting	—	—	47.7	—
Hedge accounting	(27.5)	4.5	(36.3)	(96.3)
Total other comprehensive loss	(41.9)	(73.7)	(43.8)	(173.0)

Comprehensive income	$41.4	$81.6	$240.7	$230.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	September 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$115.2	$433.5
Accounts receivable, net	826.2	864.0
Inventories	2,251.9	2,206.8
Prepaid expenses and other current assets	225.6	244.3
Total current assets	3,418.9	3,748.6

Property, plant and equipment, net	2,829.8	2,753.4
Goodwill	1,622.5	1,626.2
Intangible assets, net	1,371.4	1,380.9
Investments	139.8	498.0
Other assets	118.2	124.4
Total assets	$9,500.6	$10,131.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	21.6	48.1
Accounts payable	495.2	675.1
Accrued expenses and other current liabilities	697.8	745.0
Total current liabilities	1,214.6	1,468.2

Long-term debt and capital lease obligations	2,276.3	2,678.5
Net long-term pension liability	305.6	574.9
Other liabilities	885.6	819.7

Redeemable noncontrolling interests	53.0	49.8

Commitments and contingencies

Equity:
Shareholder's equity:
Common stock, no par value, 1,000 shares authorized; 1,000 issued and outstanding	—	—
Additional paid-in capital	4,182.2	4,167.3
Retained earnings	845.3	590.8
Accumulated other comprehensive loss	(262.4)	(218.6)
Total shareholder's equity	4,765.1	4,539.5
Noncontrolling interests	0.4	0.9
Total equity	4,765.5	4,540.4
Total liabilities and equity	$9,500.6	$10,131.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014

Cash flows from operating activities:
Net income	$284.5	$403.5
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	174.9	172.1
Stock-based compensation expense	14.7	3.9
Income from equity method investments	(11.3)	(40.5)
Changes in operating assets and liabilities and other, net	(375.1)	(534.9)
Net cash flows from operating activities	87.7	4.1

Cash flows from investing activities:
Proceeds from sale of equity interest in CFG	354.0	—
Capital expenditures	(240.3)	(187.8)
Business acquisitions	—	(11.0)
Net proceeds (expenditures) from breeding stock transactions	(41.6)	12.4
Proceeds from the sale of property, plant and equipment	5.6	2.6
Other	(37.9)	4.3
Net cash flows from investing activities	39.8	(179.5)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	13.0
Principal payments on long-term debt and capital lease obligations	(409.0)	(28.3)
Proceeds from Securitization Facility	290.0	255.0
Payments on Securitization Facility	(290.0)	(190.0)
Net payments on revolving credit facilities	(3.7)	(13.1)
Payment of dividends	(30.0)	—
Other	—	(0.5)
Net cash flows from financing activities	(442.7)	36.1

Effect of foreign exchange rate changes on cash	(3.1)	4.7
Net change in cash and cash equivalents	(318.3)	(134.6)
Cash and cash equivalents at beginning of period	433.5	193.4
Cash and cash equivalents at end of period	$115.2	$58.8

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The three months ended September 27, 2015 correspond to the third quarter of 2015 and the three months ended September 28, 2014 correspond to the third quarter of 2014.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers, except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14) which defers the effective date by one year to fiscal year and interim periods within those years beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The guidance is not currently effective for us and has not been applied in this Form 10-Q. We are currently in the process of evaluating the potential impact of future adoption but at this time do not anticipate it will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 with early adoption permitted. We elected to early adopt this new guidance effective for the first quarter of 2015 and have applied the changes retrospectively to all periods presented. As a result, debt issuance costs of approximately $12.1 million and $16.1 million are presented in long-term debt and capital lease obligations in the consolidated condensed balance sheets as of September 27, 2015 and December 28, 2014, respectively.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). Topic 330 currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016 with early adoption permitted. The guidance is not currently effective for us and has not been applied in this Form 10-Q. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2:	INVENTORIES
Inventories consist of the following:

	September 27, 2015	December 28, 2014
	(in millions)
Fresh and packaged meats	$1,019.5	$961.9
Livestock	914.8	928.1
Grains	170.0	191.6
Manufacturing supplies	79.3	79.8
Other	68.3	45.4
Total inventories	$2,251.9	$2,206.8

NOTE 3:	DERIVATIVE FINANCIAL INSTRUMENTS
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counter-party agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of September 27, 2015, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.

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

As of September 27, 2015, we had no significant credit exposure on non-exchange traded derivative contracts. No significant concentrations of credit risk existed as of September 27, 2015.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate.

The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	September 27, 2015	December 28, 2014	September 27, 2015	December 28, 2014
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$2.9	$4.8	$15.6	$24.8
Livestock contracts	0.4	60.7	0.1	—
Interest rate swaps	0.1	—	—	0.1
Foreign exchange contracts	0.1	—	0.5	0.2
Total	3.5	65.5	16.2	25.1

Derivatives using the "mark-to-market" method:
Grain contracts	4.8	1.1	1.2	8.5
Livestock contracts	3.1	5.9	4.4	8.6
Energy contracts	0.1	—	14.1	10.1
Foreign exchange contracts	0.3	0.7	0.2	0.1
Total	8.3	7.7	19.9	27.3
Total fair value of derivative instruments	$11.8	$73.2	$36.1	$52.4
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

	September 27, 2015
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Consolidated Condensed Balance Sheet
	(in millions)
Assets:
Commodities	$11.3	$(11.3)	$—	$21.7	$21.7
Interest rate swaps	0.1	—	0.1	—	0.1
Foreign exchange contracts	0.4	(0.4)	—	—	—
Total	$11.8	$(11.7)	$0.1	$21.7	$21.8
Liabilities:
Commodities	35.4	(11.3)	24.1	(18.6)	5.5
Foreign exchange contracts	0.7	(0.4)	0.3	—	0.3
Total	$36.1	$(11.7)	$24.4	$(18.6)	$5.8

	December 28, 2014
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Consolidated Condensed Balance Sheet
	(in millions)
Assets:
Commodities	$72.5	$(14.6)	$57.9	$(12.3)	$45.6
Foreign exchange contracts	0.7	(0.3)	0.4	—	0.4
Total	$73.2	$(14.9)	$58.3	$(12.3)	$46.0
Liabilities:
Commodities	52.0	(14.6)	37.4	(32.3)	5.1
Interest rate swaps	0.1	—	0.1	—	0.1
Foreign exchange contracts	0.3	(0.3)	—	—	—
Total	$52.4	$(14.9)	$37.5	$(32.3)	$5.2
See Note 9—Fair Value Measurements for additional information about the fair value of our derivatives.

Hedge Accounting Method

Cash Flow Hedges

We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of September 27, 2015, we had no cash flow hedges for forecasted transactions beyond December 2016.

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

During the nine months ended September 27, 2015, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	56,855,000	79,155,000	Bushels
Soybean meal	439,500	689,000	Tons
Lean hogs	—	1,006,440,000	Pounds
Interest rate	18,555,827	19,493,720	U.S. Dollars
Foreign currency (1)	18,589,039	50,251,356	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(6.4)	$(159.5)	$(15.7)	$8.6	$(0.3)	$(4.7)
Lean hog contracts	0.2	93.0	55.3	(83.5)	0.1	9.1
Interest rate swaps	(0.2)	—	—	—	—	—
Foreign exchange contracts	(0.5)	(0.6)	(0.8)	0.1	—	—
Total	$(6.9)	$(67.1)	$38.8	$(74.8)	$(0.2)	$4.4

	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(40.2)	$(122.0)	$(60.3)	$14.9	$(4.1)	$(5.0)
Lean hog contracts	145.8	(217.1)	225.3	(200.1)	2.1	(8.7)
Interest rate swaps	0.1	—	—	—	—	—
Foreign exchange contracts	(2.8)	(0.1)	(2.4)	3.3	—	—
Total	$102.9	$(339.2)	$162.6	$(181.9)	$(2.0)	$(13.7)

For the periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
As of September 27, 2015, there were deferred net losses of $10.0 million, net of tax of $6.5 million, in accumulated other comprehensive income (loss). We expect to reclassify $4.4 million ($2.7 million net of tax) of deferred net losses on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the amount of unrealized gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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
During the nine months ended September 27, 2015, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	3,605,000	11,285,000	Bushels
Soybean meal	—	22,600	Tons

The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the periods indicated:

	Gains (Losses) Recognized in Earnings on Derivative		Gains (Losses) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)		(in millions)
Commodity contracts	$2.8	$5.9	$(2.7)	$(5.6)

	Nine Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)		(in millions)
Commodity contracts	$5.0	$7.9	$(4.8)	$(7.3)

We recognized gains of $0.5 million and $0.7 million for the three months ended September 27, 2015 and September 28, 2014, respectively, and gains of $1.4 million and $0.7 million for the nine months ended September 27, 2015 and September 28, 2014, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
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
During the nine months ended September 27, 2015, the range of notional volumes associated with open derivative instruments using the "mark-to-market" method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	7,080,000	266,440,000	Pounds
Corn	3,960,000	16,995,000	Bushels
Soybean meal	2,800	19,700	Tons
Soybeans	640,000	3,125,000	Bushels
Wheat	60,000	3,420,000	Bushels
Natural gas	7,460,000	11,000,000	Million BTU
Heating oil	2,016,000	3,276,000	Gallons
Live cattle	—	11,760,000	Pounds
Diesel	5,264,000	7,112,000	Gallons
Crude oil	48,000	72,000	Barrels
Foreign currency (1)	6,375,669	47,482,823	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the "mark-to-market" method by type of derivative contract for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)		(in millions)
Commodity contracts	10.4	25.2	$(0.7)	$39.8
Foreign exchange contracts	—	—	(0.6)	(0.1)
Total	$10.4	$25.2	$(1.3)	$39.7

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

NOTE 4:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	September 27, 2015	December 28, 2014
		(in millions)
CFG	37%	$—	$330.0
Mexican joint ventures	50%	113.4	142.8
Other	Various	26.4	25.2
Total investments		$139.8	$498.0

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

(Income) loss from equity method investments consists of the following:

		Three Months Ended		Nine Months Ended
Equity Investment	Segment	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
		(in millions)		(in millions)
CFG	International	$—	$0.4	$4.9	$(2.8)
Mexican joint ventures	International	(6.2)	(13.9)	(14.0)	(34.4)
All other equity method investments	Various	(0.9)	(1.0)	(2.2)	(3.3)
Income from equity method investments		$(7.1)	$(14.5)	$(11.3)	$(40.5)

NOTE 5:	DEBT
Working Capital Facilities
As of September 27, 2015, we had aggregate credit facilities totaling $1.5 billion, including an asset-based revolving credit facility totaling $1.025 billion (the Inventory Revolver), an accounts receivable securitization facility totaling $325.0 million (the Securitization Facility) and international credit facilities totaling $175.2 million. As of September 27, 2015, our unused capacity under these credit facilities was $1.4 billion.

As part of the Securitization Facility agreement, all accounts receivable of our major Fresh Pork and Packaged Meats subsidiaries are sold to a wholly owned "bankruptcy remote" special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of September 27, 2015, the SPV held $503.2 million of accounts receivable.
In April 2015, we entered into a new $1.025 billion asset-based revolving credit facility agreement (the Inventory Revolver Credit Agreement) which replaced our previous $1.025 billion senior secured revolving credit facility which would have matured in June 2016. The Inventory Revolver Credit Agreement provides for an option, subject to obtaining additional loan commitments and certain other conditions, to increase the available commitments by up to $375 million in the future. It also includes a multicurrency subfacility for Canadian Dollars, Japanese Yen, Euros, British Pounds Sterling and U.S. Dollars of up to the foreign currency equivalent of $100 million, a subfacility of up to $50 million for swingline borrowings and a subfacility of up to $150 million for issuances of letters of credit.
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
As of September 27, 2015, we continued to guarantee $6.9 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

NOTE 7:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)		(in millions)
Service cost	$13.8	$11.8	$44.0	$35.3
Interest cost	20.0	21.1	58.0	63.2
Expected return on plan assets	(25.5)	(21.5)	(69.7)	(64.4)
Net amortization	0.2	—	2.6	—
Net periodic pension cost	$8.5	$11.4	$34.9	$34.1
Remeasurement of Qualified Pension Plans
In June 2015, we made a $200.0 million voluntary contribution to fund our qualified pension plans. We also elected to perform an interim remeasurement of our plan obligations and assets as of June 26, 2015. The discount rate used to determine the pension obligation was 4.8%. All other actuarial assumptions used for the remeasurement were consistent with those used at the end of 2014. The remeasurement resulted in a decrease to the pension obligation of $76.1 million with a corresponding decrease to accumulated other comprehensive loss, net of tax. Net periodic pension cost is expected to be $8.5 million for the remainder of 2015.

NOTE 8:	EQUITY
Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss).

	Three Months Ended
	September 27, 2015			September 28, 2014
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$(14.4)	$—	$(14.4)	$(82.4)	$4.2	$(78.2)

Hedge accounting:
Losses arising during the period	(6.9)	2.7	(4.2)	(67.1)	26.1	(41.0)
(Gains) losses reclassified to sales	(55.3)	21.6	(33.7)	83.5	(32.5)	51.0
(Gains) losses reclassified to cost of sales	15.7	(6.1)	9.6	(8.6)	3.2	(5.4)
(Gains) losses reclassified to SG&A	0.8	—	0.8	(0.1)	—	(0.1)
Total other comprehensive loss	$(60.1)	$18.2	$(41.9)	$(74.7)	$1.0	$(73.7)

	Nine Months Ended
	September 27, 2015			September 28, 2014
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$(101.7)	$11.0	$(90.7)	$(81.0)	$4.3	$(76.7)
Translation losses reclassified to non-operating (gain) loss	54.6	(19.1)	35.5	—	—	—

Pension accounting:
Actuarial gain	76.1	(29.8)	46.3	—	—	—
Amortization of actuarial losses and prior service credits reclassified to cost of sales	1.7	(0.7)	1.0	—	—	—
Amortization of actuarial losses and prior service credits reclassified to SG&A	0.7	(0.3)	0.4	—	—	—

Hedge accounting:
Gains (losses) arising during the period	102.9	(40.5)	62.4	(339.2)	132.1	(207.1)
(Gains) losses reclassified to sales	(225.3)	87.7	(137.6)	200.1	(77.7)	122.4
(Gains) losses reclassified to cost of sales	60.3	(23.4)	36.9	(14.9)	5.9	(9.0)
(Gains) losses reclassified to SG&A	2.4	(0.4)	2.0	(3.3)	0.7	(2.6)
Total other comprehensive loss	$(28.3)	$(15.5)	$(43.8)	$(238.3)	$65.3	$(173.0)
Dividend
We paid a $30.0 million dividend during the second quarter of 2015 to our parent company, recorded as a reduction to retained earnings.

NOTE 9:	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities, including assets held in a rabbi trust used to fund our non-qualified defined benefit plan, that were measured at fair value on a recurring basis as of September 27, 2015 and December 28, 2014:

	September 27, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$—	$—	$—	$—	$57.8	$0.1	$—	$57.9
Interest rate swaps	—	0.1	—	0.1	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	0.4	—	0.4
Bond securities	—	—	—	—	15.9	—	—	15.9
Insurance contracts	—	68.2	—	68.2	—	70.0	—	70.0
Total	$—	$68.3	$—	$68.3	$73.7	$70.5	$—	$144.2

Liabilities
Derivatives:
Commodity contracts	5.9	18.2	—	24.1	18.0	19.4	—	37.4
Interest rate swaps	—	—	—	—	—	0.1	—	0.1
Foreign exchange contracts	—	0.3	—	0.3	—	—	—	—
Total	$5.9	$18.5	$—	$24.4	$18.0	$19.5	$—	$37.5

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the nine months ended September 27, 2015, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.
Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of September 27, 2015 and December 28, 2014.

	September 27, 2015		December 28, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,358.9	$2,272.7	$2,782.0	$2,701.7

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
North Carolina Nuisance Litigation
As previously disclosed in our Report on Form 10-K for the twelve months ended December 28, 2014, in August, September and October 2014, 25 complaints were filed in the Eastern District of North Carolina by 515 individual plaintiffs against our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. The complaints stemmed from the nuisance cases previously filed in the Superior Court of Wake County. On February 23, 2015, all 25 complaints were amended and one complaint was severed into two separate actions. On July 31, 2015, plaintiffs again amended all 26 complaints. Ten plaintiffs dismissed their claims without prejudice. The 26 currently pending complaints were filed on behalf of 531 plaintiffs and relate to approximately 14 company-owned and 75 contract farms. All 26 complaints include causes of action for temporary nuisance and negligence and seek recovery of an unspecified amount of compensatory, special and punitive damages.

Murphy-Brown filed its answers and affirmative defenses to all 26 complaints on August 31, 2015, and the parties are engaging in discovery. The Company believes that the claims are unfounded and intends to defend the suits vigorously.

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

The following table presents sales and operating profit (loss) by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)		(in millions)
Sales:
Segment sales—
Fresh Pork	$1,210.8	$1,444.3	$3,909.4	$4,437.2
Packaged Meats	1,630.6	1,733.8	4,885.8	5,010.5
Hog Production	759.8	803.2	2,350.8	2,509.7
International	365.0	439.3	1,047.7	1,240.0
Total segment sales	3,966.2	4,420.6	12,193.7	13,197.4
Intersegment sales—
Fresh Pork	(15.2)	(13.6)	(44.0)	(42.8)
Packaged Meats	—	—	(0.1)	(0.1)
Hog Production	(534.0)	(694.4)	(1,606.5)	(2,185.6)
International	(10.9)	(10.3)	(33.9)	(30.5)
Total intersegment sales	(560.1)	(718.3)	(1,684.5)	(2,259.0)
Consolidated sales	$3,406.1	$3,702.3	$10,509.2	$10,938.4

Operating profit (loss):
Fresh Pork	14.1	(12.5)	32.2	76.1
Packaged Meats	112.3	111.3	461.1	330.1
Hog Production	47.1	139.6	79.8	278.1
International	15.3	40.3	46.0	111.1
Corporate	(35.1)	(28.6)	(91.1)	(88.7)
Consolidated operating profit	$153.7	$250.1	$528.0	$706.7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Third Quarter Summary of Results

Net income for the third quarter of 2015 was $83.3 million compared to net income of $155.3 million for the third quarter of 2014. The following summarizes the operating results of each of our reportable segments for the third quarter of 2015 compared to the third quarter of 2014:

▪	Fresh Pork operating results increased by $26.6 million primarily as the impact of lower meat values was more than offset by lower hog prices.

▪	Packaged Meats operating profit remained relatively unchanged as lower raw material costs and higher sales volume were largely offset by lower average selling prices.

▪	Hog Production operating profit decreased by $92.5 million primarily as a result of lower live hog market prices driven by higher hog supplies.

▪	International operating profit decreased by $25.0 million primarily due to lower pork market prices in Europe and Mexico and the impact of foreign currency translation due to a stronger U.S. dollar.

The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA for all periods presented. EBITDA and adjusted EBITDA are non-GAAP measures. We believe EBITDA is a useful measure to our investors because it excludes the effects of financing and investing activities by eliminating interest and depreciation costs. We also believe adjusted EBITDA is a useful measure as it excludes the effect of non-operating activities. EBITDA and adjusted EBITDA are not intended to be substitutes for our comparable GAAP measures and should not be used by investors or other users of our financial statements as the sole basis for formulating decisions as they exclude a number of important cash and non-cash charges.

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Net income	$83.3	$155.3	$284.5	$403.5
Interest expense	32.3	39.3	98.5	120.5
Income tax expense	38.1	55.5	132.9	183.8
Depreciation and amortization expense	58.5	58.3	174.9	172.1
EBITDA	$212.2	$308.4	$690.8	$879.9

Non-operating (gain) loss	$—	$—	$12.1	$(1.1)
Adjusted EBITDA	$212.2	$308.4	$702.9	$878.8
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
Animal Health

The U.S. Department of Agriculture (USDA) identified Porcine Epidemic Diarrhea Virus (PEDv) in the United States for the first time in 2013. During 2014, the U.S. pork market was significantly impacted by the spreading of PEDv, a disease that only infects pigs, not humans or other livestock, which has been an industry-wide issue and continues to have a presence in U.S. swine. Our herds in several regions in which we operate were affected in 2014 as PEDv spread throughout the U.S. There are confirmed cases of PEDv in the U.S. in 2015; however, there are very few cases compared to the outbreak that occurred in 2014. The USDA and the industry continue to monitor the situation. During 2015, herds in several of our geographic regions have also been impacted by outbreaks of Porcine Reproductive and Respiratory Syndrome Virus (PRRSv). While PRRSv is not new to the swine industry, the impact of these outbreaks has been more severe than observed in recent years. We are subject to risks related to our ability to maintain animal health and control PEDv and PRRSv. We are unable to predict the extent these diseases will impact our operations or market prices in the future.
In 2014, the spread of PEDv in the U.S. reduced hog supplies and lead to higher hog and meat prices. In 2015, the hog herds have recovered and the supply increase has yielded lower market prices.

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

On March 28, 2014 and on July 29, 2014, the U.S. Court of Appeals for the District of Columbia Circuit rejected a judicial challenge to these rulemakings by a coalition of industry groups. As of February 9, 2015, industry opponents dropped their lawsuit against the USDA. The Canadian and Mexican governments challenged the 2013 Rule before the Dispute Settlement Body (DSB) of the WTO. On October 20, 2014, the DSB issued panel reports finding in favor of Canada and Mexico and against the United States' 2013 Rule. An appeal of the DSB's ruling brought by the U.S. was rejected. Canada and Mexico are seeking a combined $3.2 billion in retaliatory tariffs against a range of U.S. agricultural and manufactured product exports, including frozen and chilled pork products. On September 16, 2015, the WTO Arbitrator hosted a public hearing in Geneva where Canada, Mexico and the U.S. defended their respective retaliatory tariff proposals. An Arbitration Panel report setting the final number of retaliatory tariffs is expected to be released in December. At that time, Canada and Mexico will be permitted to impose retaliatory tariffs equal to a sum determined by the arbitrator.

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

We will continue to sharpen our strategic focus and drive operational improvements across our entire platform, including our fresh pork, hog production and international divisions. We are focused on growth and believe that Smithfield is in an ideal position to continue to achieve strong results for the remainder of 2015 as well as 2016.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table presented below compares our results of operations for the third quarters of 2015 and 2014.

	Three Months Ended
	September 27, 2015	September 28, 2014	% Change
	(in millions)
Sales	$3,406.1	$3,702.3	(8)%
Cost of sales	3,021.1	3,248.3	(7)%
Gross profit	385.0	454.0	(15)%
Selling, general and administrative expenses	238.4	218.4	9%
Income from equity method investments	(7.1)	(14.5)	(51)%
Operating profit	153.7	250.1	(39)%
Interest expense	32.3	39.3	(18)%
Income before income taxes	121.4	210.8	(42)%
Income tax expense	38.1	55.5	(31)%
Net income	$83.3	$155.3	(46)%

Sales and gross profit

▪	Sales decreased primarily as a result of lower market prices across all of our segments and the impact of foreign currency translation as a result of a stronger U.S. dollar.

▪	Gross profit decreased primarily as a result of lower sales, partially offset by lower pork processing raw material costs and lower feed costs.
Selling, general and administrative expenses (SG&A)

▪	The increase in SG&A is primarily attributable to higher marketing and advertising costs as we focus on growing our brands through consumer-focused marketing programs.
Income from equity method investments

▪	Equity income decreased primarily as a result of lower hog prices in Mexico.
Interest expense

▪	The decrease in interest expense is primarily due to lower debt balances in the current year as a result of various debt repayment activities.
Income tax expense

▪
The effective tax rate was 31% and 26% for the third quarters of 2015 and 2014, respectively. For both the current year and prior year, taxable income relative to permanent items, the mix of income between jurisdictions, and the expiration of certain federal tax credits impacted the effective tax rate.

The table presented below compares our results of operations for the first nine months of 2015 and 2014. As used in the table, "NM" means "not meaningful."

	Nine Months Ended
	September 27, 2015	September 28, 2014	% Change
	(in millions)
Sales	$10,509.2	$10,938.4	(4)%
Cost of sales	9,299.6	9,619.2	(3)%
Gross profit	1,209.6	1,319.2	(8)%
Selling, general and administrative expenses	692.9	653.0	6%
Income from equity method investments	(11.3)	(40.5)	(72)%
Operating profit	528.0	706.7	(25)%
Interest expense	98.5	120.5	(18)%
Non-operating (gain) loss	12.1	(1.1)	NM
Income before income taxes	417.4	587.3	(29)%
Income tax expense	132.9	183.8	(28)%
Net income	$284.5	$403.5	(29)%

Sales and gross profit

▪	Sales decreased primarily as a result of lower market prices across all of our segments and the impact of foreign currency translation as a result of a stronger U.S. dollar.

▪	Gross profit decreased primarily as a result of lower sales, partially offset by lower pork processing raw material costs and lower feed costs.
Selling, general and administrative expenses (SG&A)

▪
The increase in SG&A is primarily attributable to higher marketing and advertising costs as we focus on growing our brands through consumer-focused marketing programs as well as higher stock-based compensation expense.

Income from equity method investments

▪
Equity income decreased primarily as a result of lower hog prices in Mexico. Additionally, equity income decreased due to a significant tax benefit recognized through our former investment in CFG in 2014.

Interest expense

▪	The decrease in interest expense is primarily due to lower debt balances in the current year as a result of various debt repayment activities.
Non-operating (gain) loss

▪	During 2015, we recognized a loss on debt extinguishment of $12.8 million as a result of the 2015 Tender Offer.

Segment Results
The following information reflects the results from each respective segment for the third quarters of 2015 and 2014.

	Three Months Ended
	September 27, 2015	September 28, 2014	% Change
	(in millions)
Sales:
Fresh Pork	$1,210.8	$1,444.3	(16)%
Packaged Meats	1,630.6	1,733.8	(6)%
Hog Production	759.8	803.2	(5)%
International	365.0	439.3	(17)%
Total segment sales	3,966.2	4,420.6	(10)%
Intersegment sales	(560.1)	(718.3)	(22)%
Consolidated sales	$3,406.1	$3,702.3	(8)%

Operating profit (loss):
Fresh Pork	14.1	(12.5)	213%
Packaged Meats	112.3	111.3	1%
Hog Production	47.1	139.6	(66)%
International	15.3	40.3	(62)%
Corporate	(35.1)	(28.6)	(22)%
Consolidated operating profit	$153.7	$250.1	(38)%

Fresh Pork

▪	Sales decreased 16% due to a 27% decrease in average selling prices, partially offset by an 15% increase in volume.

▪	Operating results increased to a $2 profit per head from a $2 loss per head due to lower hog prices, which more than offset the impact of lower meat values.

▪	We processed 7.2 million hogs in 2015, an increase of 15% from the prior year.
Packaged Meats

▪	Sales decreased 6% due to an 11% decrease in average selling prices, partially offset by a 5% increase in volume. Current year sales volume totaled 662.8 million pounds.

▪
Operating profit decreased to $0.17 per pound from $0.18 per pound as advertising expenditures increased by $0.01 per pound. Lower raw material costs were largely offset by lower average selling prices.

Hog Production

▪
Sales decreased 5% due to lower domestic live hog market prices which were partially offset by favorable hedging results. Head sold during the quarter amounted to 3.7 million, an increase of 12% from the prior year. These changes in sales volumes and market prices were driven largely by the effects of PEDv in the prior year. See "Executive Overview--Animal Health" for additional discussion about PEDv.

▪	Operating profit decreased to $13 per head from $42 per head due to lower live hog market prices, partially offset by favorable hedging results and lower feed costs.

International

▪
Sales decreased due primarily to changes in foreign exchange rates, which negatively impacted sales by $76.5 million, or 17%. On a constant currency basis, sales increased 1% due to a 9% increase in volume to 394.6 million pounds, driven largely by an 11% increase in hogs processed and an 8% increase in poultry processed in Europe, partially offset by an 8% decrease in average selling prices. We processed 1.2 million hogs in 2015.

▪
Operating profit was negatively impacted by lower pork market prices in Europe along with lower equity income from our Mexican joint ventures. Foreign currency translation also negatively impacted operating profit by approximately $2.3 million due to a stronger U.S. Dollar.

The following information reflects the results from each respective segment for the first nine months of 2015 and 2014.

	Nine Months Ended
	September 27, 2015	September 28, 2014	% Change
	(in millions)
Sales:
Fresh Pork	$3,909.4	$4,437.2	(12)%
Packaged Meats	4,885.8	5,010.5	(2)%
Hog Production	2,350.8	2,509.7	(6)%
International	1,047.7	1,240.0	(16)%
Total segment sales	12,193.7	13,197.4	(8)%
Intersegment sales	(1,684.5)	(2,259.0)	(25)%
Consolidated sales	$10,509.2	$10,938.4	(4)%

Operating profit (loss):
Fresh Pork	32.2	76.1	(58)%
Packaged Meats	461.1	330.1	40%
Hog Production	79.8	278.1	(71)%
International	46.0	111.1	(59)%
Corporate	(91.1)	(88.7)	(3)%
Consolidated operating profit	$528.0	$706.7	(25)%
Fresh Pork

▪	Sales decreased 12% due to a 20% decrease in average selling prices, partially offset by an 11% increase in volume.

▪	Operating profit decreased to $1 per head from $4 per head due to lower fresh pork market prices.

▪	We processed 22.2 million hogs in 2015, an increase of 12% from the prior year.
Packaged Meats

▪	Sales decreased 2% due to an 8% decrease in average selling prices, partially offset by a 6% increase in volume. Current year sales volume totaled 2.1 billion pounds.

▪	Operating profit increased to $0.22 per pound from $0.17 per pound due to lower raw material costs.
Hog Production

▪
Sales decreased 6% due to lower domestic live hog market prices which were partially offset by favorable hedging results. Head sold during the year amounted to 11.5 million, an increase of 6% from the prior year. These changes in sales volumes and market prices were driven largely by the effects of PEDv in the prior year. See "Executive Overview--Animal Health" for additional discussion about PEDv.

▪	Operating profit decreased to $7 per head from $26 per head due to lower sales, partially offset by favorable hedging results and lower feed costs.

International

▪
Sales decreased 16% due primarily to changes in foreign exchange rates, which negatively impacted sales by$205.4 million, or 17%. On a constant currency basis, sales increased 1% due to a 9% increase in volume to 1.1 billion pounds, driven largely by an 8% increase in hogs processed and a 13% increase in poultry processed in Europe, partially offset by a 7% decrease in average selling prices. We processed 3.4 million hogs in 2015.

▪
Operating profit was negatively impacted by lower pork market prices in Europe along with lower equity income from our Mexican joint ventures. Foreign currency translation also negatively impacted operating profit by approximately $8.9 million due to a stronger U.S. Dollar.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of September 27, 2015, our liquidity position was approximately $1.6 billion, comprised of approximately $1.4 billion in availability under our credit facilities, $115.2 million in cash and cash equivalents and $100.0 million in unutilized loans.
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

Credit Facilities

	September 27, 2015
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$1,025.0	$(27.2)	$—	$—	$997.8
Securitization Facility	325.0	—	(88.5)	—	236.5
International facilities	175.2	(3.4)	—	(44.3)	127.5
Total credit facilities	$1,525.2	$(30.6)	$(88.5)	$(44.3)	$1,361.8
In April 2015, we entered into a new $1.025 billion asset-based revolving credit facility agreement (the Inventory Revolver Credit Agreement) which replaced our previous $1.025 billion senior secured revolving credit facility which would have matured in June 2016. The Inventory Revolver Credit Agreement provides for an option, subject to obtaining additional loan commitments and certain other conditions, to increase the available commitments by up to $375 million in the future. It also includes a multicurrency subfacility for Canadian Dollars, Japanese Yen, Euros, British Pounds Sterling and U.S. Dollars of up to the foreign currency equivalent of $100 million, a subfacility of up to $50 million for swingline borrowings and a subfacility of up to $150 million for issuances of letters of credit.
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

Cash Flows
Operating Activities

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(in millions)
Net cash flows from operating activities	$87.7	$4.1

The following items explain the significant changes in cash flows from operating activities:

▪	Cash paid to outside hog suppliers decreased due to lower domestic live hog prices.

▪	In the current year, we received $132.3 million for the settlement of derivative contracts and for margin requirements compared to $309.3 million paid in the prior year.

▪	Cash interest payments decreased approximately $47.0 million.

▪	In the current year, we received a cash dividend of $14.3 million from one of our Mexican joint ventures.

▪	Net tax payments decreased approximately $12.8 million.

▪	Cash received from customers decreased due to lower average meat selling prices.

▪	In the current year, we contributed $200.0 million to our qualified pension plans.

Investing Activities

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(in millions)
Proceeds from sale of equity interest in CFG	$354.0	$—
Capital expenditures	(240.3)	(187.8)
Net proceeds (expenditures) from breeding stock transactions	(41.6)	12.4
Business acquisitions	—	(11.0)
Proceeds from the sale of property, plant and equipment	5.6	2.6
Other	(37.9)	4.3
Net cash flows from investing activities	$39.8	$(179.5)

The following items explain the significant investing activities:

▪	In June 2015, we sold our entire equity interest in CFG for $354.0 million in cash.

▪
Capital expenditures during both years primarily related to plant and hog farm improvement and expansion projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

▪	In April 2014, Kansas City Sausage (KCS) bought a meat processing business for $11.0 million.

▪	Other investing activities include construction expenditures pending sale leaseback treatment.

Financing Activities

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(in millions)
Proceeds from the issuance of long-term debt	$—	$13.0
Principal payments on long-term debt and capital lease obligations	(409.0)	(28.3)
Proceeds from Securitization Facility	290.0	255.0
Payments on Securitization Facility	(290.0)	(190.0)
Net payments on revolving credit facilities	(3.7)	(13.1)
Payment of dividends	(30.0)	—
Other	—	(0.5)
Net cash flows from financing activities	$(442.7)	$36.1

The following items explain the significant financing activities:

▪	In the current year, we repurchased $258.1 million of senior unsecured notes in connection with the 2015 Tender Offer. Additionally, we repaid $150.0 million on our Rabobank term loan.

▪	In the current year, we paid a $30.0 million dividend to our parent company.

▪	In the prior year, we drew $65.0 million, net of repayments, on our Securitization Facility, primarily to cover margin requirements on our commodity derivative contracts.

Financial Position
Our balance sheet as of September 27, 2015, as compared to December 28, 2014, was impacted by the following significant changes:

▪
Investments decreased $358.2 million mainly due to the sale of CFG, a $14.3 million cash dividend received from one of our Mexican joint ventures and currency translation adjustments, a result of a stronger U.S. Dollar.

▪	Accounts payable decreased $179.9 million mainly due to the timing of payments.

▪
Net long-term pension liability decreased $269.3 million mainly due to a $200.0 million voluntary contribution to fund our qualified pension plans. We also elected to perform an interim remeasurement of our plan obligations and assets as of June 26, 2015 which resulted in a $76.1 million decrease to the pension obligation.

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
As of September 27, 2015, we continued to guarantee $6.9 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

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

During the nine months ended September 27, 2015, margin deposits ranged from $(15.4) million to $80.7 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with our brokers during the nine months ended September 27, 2015 was $42.9 million. As of September 27, 2015, the net amount on deposit with our brokers was $40.3 million.

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
The following table presents the sensitivity of the fair value of our open commodity contracts and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of September 27, 2015 and December 28, 2014.

	September 27, 2015	December 28, 2014
	(in millions)
Grains	$10.0	$24.2
Livestock	6.1	76.3
Energy	4.8	5.9
Foreign currency	5.4	4.3

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 27, 2015. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 27, 2015.
There were no changes in our internal control over financial reporting during the three months ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes with respect to the legal proceedings disclosed in our report on Form 10-K for the twelve months ended December 28, 2014, nor have any significant new matters arisen during the first nine months of 2015.

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

Exhibit 3.2	—	Amended and Restated Bylaws of Smithfield Foods, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).
Exhibit 31.1	—	Certification of C. Larry Pope, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Glenn T. Nunziata, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 101	—
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smithfield Foods, Inc.

/s/ GLENN T. NUNZIATA
Glenn T. Nunziata On behalf of the registrant and as Chief Financial Officer
Date: October 28, 2015