Form 10-K
period 2016-01-03
SMITHFIELD FOODS INC
filed 2016-03-29
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the twelve months ended : January 3, 2016

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
Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 26, 2015, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant's shares is not determinable.
At March 29, 2016, 1,000 shares of the registrant’s Common Stock (no par value per share) were outstanding.

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
We conduct our operations through five reportable segments: Fresh Pork, Packaged Meats, Hog Production, International and Corporate. The Fresh Pork segment consists of our U.S. fresh pork operations. The Packaged Meats segment consists of our U.S. packaged meats operations. The Hog Production segment consists of our U.S. hog production operations. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations in Mexico, our hog production operations located in Poland and Romania, our interests in hog production operations in Mexico and our former investment in Campofrío Food Group (CFG). The Corporate segment provides management and administrative services to support our other segments.
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
On January 16, 2014, the Company elected to change its fiscal year from the 52 or 53 week period which previously ended on the Sunday nearest to April 30 to the 52 or 53 week period which ends on the Sunday nearest to December 31. The change became effective at the end of the period ended December 29, 2013. Unless otherwise noted, all references to "2015" and "2014" in this report are to the 53 week period ended January 3, 2016 and the 52 week period ended December 28, 2014, respectively.
DESCRIPTION OF SEGMENTS
Fresh Pork Segment
The Fresh Pork segment consists of our U.S. fresh pork operations. The Fresh Pork segment produces a wide variety of fresh pork products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. We process hogs at nine plants (six in the Midwest and three in the Southeast), with an aggregate slaughter capacity of approximately 117,800 hogs per day. In 2015, the Fresh Pork segment processed 30.5 million hogs.
The Fresh Pork segment sold approximately 4.4 billion pounds of fresh pork in 2015. A substantial portion of our fresh pork is sold to retail customers as unprocessed, trimmed cuts such as butts, loins (including roasts and chops), picnics and ribs. Our product lines also include leaner fresh pork products.

In 2015, export sales comprised approximately 25% of the Fresh Pork segment’s volumes and approximately 27% of the segment’s revenues.
Packaged Meats Segment
The Packaged Meats segment consists of our U.S. packaged meats operations. The Packaged Meats segment produces a wide variety of packaged meat products in the U.S. and markets them primarily in the U.S. The Packaged Meats segment currently operates approximately 33 processing plants.
The Packaged Meats segment sold approximately 3.0 billion pounds of packaged meats products in 2015. We produce a wide variety of packaged meats, including smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, specialty products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. We market our domestic packaged meats products under a number of labels including the following core brand names: Smithfield, Farmland, John Morrell, Gwaltney, Armour, Eckrich, Margherita, Carando, Kretschmar, Cook’s, Curly's, Healthy Ones and Nathan's Famous. We also sell a substantial quantity of packaged meats as private-label products.
Our product lines also include lower-fat and lower-salt packaged meats. We also market a line of lower-fat, value-priced luncheon meats, smoked sausage and hot dogs, as well as fat-free deli hams and 40% lower-fat bacon.
In 2015, export sales comprised approximately 3.0% of the Packaged Meats segment’s volumes and approximately 3.1% of the segment’s revenues.
Hog Production Segment
As a complement to our Fresh Pork and Packaged Meats segments, we are the world’s largest hog producer. The Hog Production segment consists of our hog production operations located in the U.S. The Hog Production segment operates numerous hog production facilities with approximately 897,000 sows, which produced 15.9 million market hogs in 2015.
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
The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally and other products for the periods indicated:

	Twelve Months Ended		The Transition Period	Twelve Months Ended
	January 3, 2016	December 28, 2014	April 29 - December 29, 2013	April 28, 2013
Internal hog sales	76%	79%	80%	77%
External hog sales	12	14	13	15
Other products (1)	12	7	7	8
	100%	100%	100%	100%
——————————————

(1)	Consists primarily of grains.
Genetics
We own certain genetic lines of breeding stock, under the name Smithfield Premium Genetics (SPG). The Hog Production segment makes extensive use of these genetic lines. In addition, we have sublicensed some of these rights to some of our strategic hog production partners.

Hog production operations
We use advanced management techniques to produce premium quality hogs on a large scale at a low cost. We develop breeding stock, optimize diets for our hogs at each stage of the growth process, process feed for our hogs and design hog containment facilities. We believe our economies of scale and production methods, together with our use of the advanced SPG genetics, make us a low cost producer of premium quality hogs. We also utilize independent farmers and their facilities to raise hogs produced from our breeding stock. Under multi-year contracts, a farmer provides the initial facility investment, labor and front line management in exchange for a service fee. In 2015, approximately 81% of our market hogs were finished on contract farms.
Hog production competitiveness
Our Hog Production segment competes in a highly competitive marketplace in which only the best and most competitive firms can expect to make a reasonable and regular profit. We consider our hog production business a leader in this field. Therefore, we expect it to consistently outperform the overall industry.

Feed makes up more than 65% of the production cost of hogs. In many cases, our hogs are produced in regions having higher cost grains. This location disadvantage could, in the absence of extra efforts, result in our hog production business being inherently disadvantaged as compared to other producers.

To that end, we take an active role in the physical markets for grain and other feed ingredients throughout the world. These efforts range from buying lower cost corn from local farmers around any of our feed mills to importing grain or soybean meal from South America. In doing so, we work to procure and deliver the highest quality grains and ingredients at the lowest possible cost. These activities provide significant benefit to the overall cost competitiveness of our hogs. These benefits show as lower feed cost and improved animal performance. We consider this effort and our capabilities in this area to be a competitive advantage.

We regularly and consistently use the futures market to lock the value associated with ongoing purchase arrangements of lower cost or higher value alternative ingredients and grains. These derivatives are used effectively to keep our grains and feed ingredients appropriately indexed to market prices.

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

The following table shows the percentages of International segment revenues derived from packaged meats, fresh meats and hog production for the periods indicated:

	Twelve Months Ended		The Transition Period	Twelve Months Ended
	January 3, 2016	December 28, 2014	April 29 - December 29, 2013	April 28, 2013
Packaged meats	43%	41%	44%	49%
Fresh meats (1)	54	55	55	50
Hog production (2)	3	4	1	1
	100%	100%	100%	100%
——————————————

(1)	Includes feathers, by-products and rendering

(2)	Includes external hog and feed sales
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
The Fresh Pork segment purchased approximately 47% of its U.S. live hog requirements from the Hog Production segment in 2015. In addition, we have established multi-year agreements with several suppliers, which provide us with a stable supply of high-quality hogs at market-indexed prices. We also purchase hogs on a daily basis at our Southeastern and Midwestern processing plants and our company-owned buying stations in the Southeast and Midwest.
Like the Fresh Pork segment, live hogs are the primary raw material of our meat processing operations in the International segment with the primary source of hogs being our hog production operations located in Poland and Romania. Our meat processing operations in the International segment purchased approximately 60% of its live hog requirements from our hog production operations located in Poland and Romania in 2015.
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

We have significant market presence, both domestically and internationally, where we sell our meat products to national and regional supermarket chains, wholesale distributors, the foodservice industry (fast food, restaurant and hotel chains, hospitals and other institutional customers), export markets and other further processors. We use both in-house salespersons as well as independent commission brokers to sell our products. In 2015, we sold our products to more than 3,800 customers, none of whom accounted for as much as 10% of consolidated revenues. We have no significant or seasonally variable backlog because most customers prefer to order products shortly before shipment and, therefore, do not enter into formal long-term contracts.
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
Research and Development
We conduct continuous research and development activities to develop new products and to improve existing products and processes. We incurred expenses on company-sponsored research and development activities of $78.5 million, $75.3 million, $55.1 million and $80.9 million in 2015, 2014, the eight months ended December 29, 2013 and the twelve months ended April 28, 2013, respectively.
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
The EPA finalized regulations in calendar year 2010 under the Clean Air Act, which may trigger new source review and permitting requirements for certain sources of GHG emissions. Beginning in early 2011, when GHG emissions standards for light-duty vehicles took effect, permits issued under the Clean Air Act permitting programs for large stationary sources of air pollution, the Prevention of Significant Deterioration (PSD) and the Title V Operating Permit Programs, must address GHGs.  In April 2012, EPA issued the GHG Tailoring Rule to ensure that only the largest sources of GHGs, those responsible for 70% of the GHG pollution from stationary sources, would require air permits.
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
Prior to our acquisition of PSF, it had entered into a consent judgment with the State of Missouri and a consent decree with the federal government and a citizens group. The judgment and decree generally required that PSF pay penalties to settle past alleged regulatory violations, utilize new technologies to reduce nitrogen in the material that it applies to farm fields and research, and develop and implement “Next Generation Technology” for environmental controls at certain of its Missouri farm operations. PSF successfully completed  the measures called for in the state judgment and the state court terminated the judgment in the fall of 2012.
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
In January 2007, we announced a voluntary, ten-year program to phase out individual gestation stalls at our company-owned sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $360.0 million, including associated maintenance and repairs. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of 2015, we had completed conversions to group housing for over 82% of our sows on company-owned farms. We remain on track to finish conversion to group housing for all sows on company-owned farms by the end of 2017. Worldwide, we have pledged to convert all company sow farms by 2022. Our hog production operations in Poland and Romania completed their conversions to group housing facilities a number of years ago, and our joint ventures in Mexico are currently working toward the 2022 goal.
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

EMPLOYEES
The following table shows the approximate number of our employees and the approximate number of employees covered by collective bargaining agreements or that are members of labor unions in each segment, as of January 3, 2016:

Segment	Employees	Employees Covered by Collective Bargaining Agreements (1)
Fresh Pork and Packaged Meats (2)	33,709	18,621
International	11,252	989
Hog Production	5,065	—
Corporate	210	—
Totals	50,236	19,610
——————————————

(1)	Includes employees that are members of labor unions.

(2)	Employees are shared across both segments.
Approximately 2,000 employees are covered by collective bargaining agreements that expire in 2016. Collective bargaining agreements covering other employees expire over periods throughout the next several years. We believe that our relationship with our employees is satisfactory.
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
Hog prices demonstrate a cyclical nature over periods of years, changing market supply and demand of hogs on the market. These fluctuations can be significant, as shown in recent years, with average domestic live hog prices going from $79 per hundredweight in 2014 to $53 per hundredweight in 2015. Further, hog raising costs are largely dependent on the fluctuations of commodity prices for corn and other feed ingredients. For example, hog raising costs decreased from $64 per hundredweight in 2014 to $58 per hundred weight in 2015. When hog prices are lower than our hog production costs which occurred in 2015, our non-vertically integrated competitors (i.e., those without significant hog production operations) may have a cost advantage over us.
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

From time to time, we have experienced outbreaks of livestock diseases and we may experience additional occurrences of disease in the future. Disease can reduce the number of offspring produced, hamper the growth of livestock to finished size, result in expensive vaccination programs and require in some cases the destruction of infected livestock, any of which could adversely affect our production or ability to sell or export our products. For example, during 2013, the USDA identified the first case of Porcine Epidemic Diarrhea Virus (PEDv). See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview-Animal Health” for additional details.
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
Negative publicity relating to our products, brands, operations, industry or products similar to ours may adversely affect consumer perceptions of our products and result in decreased demand for our products. In particular, negative publicity relating to one of our core brands may be particularly harmful since we face risks from brand concentration. Adverse publicity concerning any perceived or real health risk associated with our brands or our products could also cause customers to lose confidence in the safety and quality of our food products, which could adversely affect our ability to sell our reputation, business, financial condition, results of operation and prospects, particularly as we expand our branded products business. We could also be adversely affected by perceived or real health risks associated with similar products produced by others to the extent such risks cause customers to lose confidence in the safety and quality of such products generally and, therefore, lead customers to opt for other meat options that are perceived as safe. The A(H1N1) influenza outbreak that occurred in late fiscal 2009 and early fiscal 2010 illustrates the adverse impact that can result from perceived health risks associated with the products we sell. Although the CDC and other regulatory and scientific bodies indicated that people cannot get A(H1N1) influenza from eating cooked pork or pork products, the perception of some consumers that the disease could be transmitted in that manner was the apparent cause of the temporary decline in pork consumption in late fiscal 2009 and early fiscal 2010.

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
We also face the risk of lawsuits even if we are operating in compliance with applicable regulations. For example, 26 nuisance suits seeking recovery of an unspecified amount of compensatory, special and punitive damages are currently pending against our subsidiary Murphy-Brown in North Carolina. See “Item 3. Legal Proceedings--North Carolina Nuisance Litigation” for additional details. Although the Company believes that the claims are unfounded and intends to defend the suits vigorously, we cannot assure you that we will be successful, that additional nuisance claims will not arise in the future, or that the accruals for this litigation will not have to be substantially increased.

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
Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.
 As of January 3, 2016, we had:

•	indebtedness of $2.3 billion;

•	guarantees of $6.7 million for leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc.; and

•
aggregate unused capacity available totaling approximately $1.4 billion under (1) our inventory based revolving credit facility with capacity up to $1.025 billion, with an option to expand up to $1.225 billion (the Inventory Revolver), (2) our accounts receivable securitization facility with capacity up to $325.0 million (the Securitization Facility) and (3) our other credit facilities with capacity of $167.2 million, such total taking into account outstanding borrowings of $38.8 million and $88.0 million of outstanding letters of credit under the Securitization Facility.

Because the borrowing capacity under the Inventory Revolver and Securitization Facility depends, in part, on inventory and accounts receivable levels, respectively, which fluctuate from time to time, such amounts may not reflect actual borrowing capacity.
Our indebtedness may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and potential acquisitions or joint ventures. In addition, due to the volatile nature of the commodities markets, we may have to borrow significant amounts to cover any margin calls under our risk management and hedging programs. During 2015, margin deposits posted by us reached $80.7 million. Our consolidated indebtedness level could significantly affect our business because:

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

Our numerous equity investments in joint ventures, partnerships and other entities, both within and outside the U.S., are periodically involved in modifying and amending their credit facilities and loan agreements. The ability of these entities to refinance or amend their facilities on a successful and satisfactory basis, and to comply with the covenants in their financing facilities, affects our assessment of the carrying value of any individual investment. As of January 3, 2016, none of our equity investments represented more than 5% of our total consolidated assets. If we determine in the future that an investment is impaired, we would be required to record a non-cash impairment charge, which could substantially affect our reported earnings in the period of such charge. In addition, any such impairment charge would negatively impact our financial ratios and could limit our ability to obtain financing in the future. See “Item 8. Notes to Consolidated Financial Statements—Note 5: Investments” for a discussion of the accounting treatment of our equity investments.
We are subject to risks associated with our international sales and operations.
Sales to international customers accounted for approximately 20% of our net sales in 2015. We conduct foreign operations in Poland, Romania and the United Kingdom and export our products to more than 40 countries. In addition, we are engaged in joint ventures in Mexico. As of January 3, 2016, approximately 16% of our long-lived assets were associated with our foreign operations. Because of the growing market share of U.S. pork products in the international markets, U.S. exporters are increasingly being affected by measures taken by importing countries to protect local producers.
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
As of January 3, 2016, we had approximately 50,200 employees, 19,600 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability, retention and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. Further, employee shortages can and do occur, particularly in rural areas where some of our operations are located. Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our plants and with the negotiation of new collective bargaining agreements. If we fail to maintain satisfactory relations with our employees or with the labor unions, we may experience labor strikes, work stoppages or other labor disputes. Negotiation of collective bargaining agreements also could result in higher ongoing labor costs. In addition, the discovery by us or governmental authorities of undocumented workers, as has occurred in the past, could result in our having to attempt to replace those workers, which could be disruptive to our operations or may be difficult to do.
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
Our ten largest customers represented approximately 29% of net sales for 2015. We do not have long-term sales agreements (other than to certain third-party hog customers) or other contractual assurances as to future sales to these major customers. In addition, continued consolidation within the retail industry, including among supermarkets, warehouse clubs and food distributors, has resulted in an increasingly concentrated retail base and increased our credit exposure to certain customers. Our business could be materially adversely affected and suffer significant set-backs in sales and operating income from the loss of some of our larger customers or if our larger customers' plans, markets, and/or financial condition should change significantly.
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
Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of January 3, 2016, we had $1.6 billion of goodwill, which represented approximately 16% of total assets.
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

The following table lists our material plants and other physical properties. Based on a five day week, our weekly domestic pork slaughter capacity was 589,000 head and our domestic packaged meats capacity was 69.0 million pounds, as of January 3, 2016. During 2015, the average weekly domestic capacity utilization for pork slaughter and packaged meats was 99% and 88%, respectively. We believe these properties are adequate and suitable for our needs.

Location	Segment	Operation
Processing Plant Bladen County, North Carolina	Fresh Pork	Slaughtering and cutting hogs

Processing Plant Smithfield, Virginia	Fresh Pork and Packaged Meats	Slaughtering and cutting hogs; fresh and packaged pork products

Processing Plant Kinston, North Carolina	Packaged Meats	Production of boneless cooked hams, deli hams and sliced deli products

Processing Plant Clinton, North Carolina	Fresh Pork and Packaged Meats	Slaughtering and cutting hogs; fresh and packaged pork products

Processing Plant Wilson, North Carolina	Packaged Meats	Production of bacon

Processing Plant Sioux Falls, South Dakota	Fresh Pork and Packaged Meats	Slaughtering and cutting hogs; fresh and packaged pork products

Processing Plant Springdale, OH	Packaged Meats	Production of hot dogs and luncheon meats

Processing Plant Sioux City, Iowa	Fresh Pork and Packaged Meats	Production of raw and cooked ribs and other BBQ items

Processing Plant St. Charles, Illinois	Packaged Meats	Production of bulk and sliced dry sausages

Processing Plant Omaha, Nebraska	Packaged Meats	Production of bulk and sliced dry sausages

Processing Plant Peru, Indiana	Packaged Meats	Production of pre-cooked bacon

Processing Plant Junction City, Kansas	Packaged Meats	Production of smoked sausage

Processing Plant Mason City, Iowa	Packaged Meats	Production of boneless bulk and sliced ham products

Processing Plant St. James, Minnesota	Packaged Meats	Production of sliced luncheon meats

Processing Plant Crete, Nebraska	Fresh Pork and Packaged Meats	Slaughtering and cutting hogs; fresh and packaged pork products

Location	Segment	Operation
Processing Plant Monmouth, Illinois	Fresh Pork and Packaged Meats	Slaughtering and cutting hogs; fresh and packaged pork products

Processing Plant Denison, Iowa	Fresh Pork and Packaged Meats	Slaughtering and cutting hogs; fresh and packaged pork products

Processing Plant Milan, Missouri	Fresh Pork	Slaughtering and cutting hogs; fresh pork

Processing Plant Wichita, Kansas	Packaged Meats	Production of hot dogs and luncheon meats

Processing Plant Lincoln, Nebraska	Packaged Meats	Production of smoked hams and other smoked meats

Processing Plant Grayson, Kentucky	Packaged Meats	Production of spiral hams and smoked ham products

Processing Plant Martin City, Missouri	Packaged Meats	Production of spiral hams

Processing Plant Cudahy, Wisconsin	Packaged Meats	Production of bacon, dry sausage and refinery products

Processing Plant Szczecin, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Processing Plant Starachowice, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Processing Plant Elk, Poland	International	Slaughtering and deboning hogs; production of packaged and other pork products

Processing Plant Morliny, Poland	International	Production of packaged and other pork and beef products

Processing Plant Ilawa, Poland	International	Slaughtering of turkey and geese; production of fresh and packaged poultry products

Processing Plant Suwalki, Poland	International	Slaughtering of chicken; production of fresh and packaged poultry products

Processing Plant Opole, Poland	International	Slaughtering of chicken; production of fresh and packaged poultry products

Processing Plant Debica, Poland	International	Production of packaged poultry products

Processing Plant Timisoara, Romania	International	Slaughtering, deboning and rendering hogs

Corporate Headquarters Smithfield, Virginia	Corporate	Management and administrative support services for other segments

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
In August, September and October 2014, 25 complaints were filed in the Eastern District of North Carolina by 515 individual plaintiffs against our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. The complaints stemmed from the nuisance cases previously filed in the Superior Court of Wake County. On February 23, 2015, all 25 complaints were amended, one complaint was severed into two separate actions, and several additional plaintiffs were joined, bringing the total number of plaintiffs to 541. On June 29, 2015, the Court granted Murphy-Brown's motion to strike certain allegations in the complaints, and plaintiffs subsequently amended all 26 complaints pursuant to the Court's order. Ten plaintiffs dismissed their claims without prejudice. Murphy-Brown filed its answers and affirmative defenses to all 26 complaints on August 31, 2015, and the parties are engaging in discovery. During discovery, several additional plaintiffs dismissed their claims. The 26 currently pending complaints include claims on behalf of 516 plaintiffs and relate to approximately 14 company-owned and 75 contract farms. All 26 complaints include causes of action for temporary nuisance and negligence and seek recovery of an unspecified amount of compensatory, special and punitive damages. The Company believes that the claims are unfounded and intends to defend the suits vigorously.
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

Name and Age	Position	Business Experience During Past Five Years
Kenneth M. Sullivan (52)	President and Chief Executive Officer
Mr. Sullivan was elected Chief Executive Officer effective December 31, 2015. He served as Chief Operating Officer from October 2015 to December 2015 and elected President effective October 1, 2015. He served as Chief Financial Officer from 2013 to October 2015 and elected Executive Vice President effective March 1, 2015. He served as Senior Vice President of Finance and Chief Accounting Officer from 2012 to 2013, Vice President of Finance and Chief Accounting Officer from 2010 to 2012, Chief Accounting Officer from 2007 to 2010 and Vice President of Internal Audit from 2003 to 2007.

Glenn T. Nunziata (42)	Executive Vice President, Chief Financial Officer
Mr. Nunziata was elected Chief Financial Officer effective October 1, 2015. Mr. Nunziata most recently served as a Partner in Assurance Services at Ernst & Young, having been with Ernst & Young for 19 years.

Dhamu Thamodaran (60)	Executive Vice President, Chief Strategy Officer and Chief Commodity Hedging Officer
Mr. Thamodaran was elected Chief Strategy Officer in February 2016 and was elected as an Executive Vice President in July 2011. He was named Senior Vice President and Chief Commodity Hedging Officer in June 2008. Prior to these appointments, Mr. Thamodaran served as Vice President, Price Risk Management.

Joseph B. Sebring (68)	President, Packaged Meats Division	Mr. Sebring was elected President, Packaged Meats Division effective March 1, 2015. He served as President of John Morrell from May 1994 to February 2015.

Dariusz Nowakowski (62)	President, Smithfield Europe
Mr. Nowakowski was elected President of Smithfield Europe in August 2012 and is responsible for all of Smithfield's wholly owned subsidiaries in Europe. Mr. Nowakowski joined Smithfield in 2006 as President of Animex.

Scott Saunders (52)	President, Fresh Pork Division	Mr. Saunders was elected President, Fresh Pork Division, effective March 1, 2015. He served as Chief Financial Officer of John Morrell from 2008 to February 2015.

Gregg Schmidt (58)	President, Hog Production Division
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
DIVIDENDS
During 2015, we paid a $30.0 million dividend to WH Group. Subject to the limitations in certain of our debt agreements, we expect to continue to pay dividends to WH Group based on a certain percentage of our net income. The terms of certain of our debt agreements limit the payment of cash dividends on our common stock. We only pay cash dividends from assets legally available for that purpose.

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

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Statement of Income Data:
Sales	$14,438.4	$15,031.3	$3,894.2	$5,679.5	$13,221.1	$13,094.3	$12,202.7
Cost of sales	12,683.0	13,255.7	3,543.1	5,190.1	11,901.4	11,544.9	10,488.6
Gross profit	1,755.4	1,775.6	351.1	489.4	1,319.7	1,549.4	1,714.1
Selling, general and administrative expenses	973.3	902.2	213.4	341.7	815.4	816.9	789.8
Gain on fire insurance recovery	—	—	—	—	—	—	(120.6)
Merger related costs	—	—	23.9	18.0	—	—	—
(Income) loss from equity method investments	(11.7)	(58.2)	2.6	0.5	(15.0)	9.9	(50.1)
Operating profit	793.8	931.6	111.2	129.2	519.3	722.6	1,095.0
Interest expense	133.8	159.4	59.0	64.6	168.7	176.7	245.4
Non-operating (gain) loss	12.1	(0.9)	1.7	—	120.7	12.2	92.5
Income before income taxes	647.9	773.1	50.5	64.6	229.9	533.7	757.1
Income tax expense	195.6	217.0	15.8	12.7	46.1	172.4	236.1
Net income	$452.3	$556.1	$34.7	$51.9	$183.8	$361.3	$521.0

	Successor			Predecessor
	January 3, 2016	December 28, 2014	December 29, 2013	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Balance Sheet Data:
Working capital	$2,196.3	$2,280.4	$2,208.5	$1,805.6	$2,162.7	$2,110.0
Total assets	9,894.0	10,131.5	9,935.8	7,681.3	7,388.8	7,575.5
Long-term debt and capital lease obligations	2,257.9	2,678.5	2,978.4	1,794.1	1,867.5	1,942.3
Shareholder's equity	4,820.5	4,539.5	4,231.1	3,097.0	3,387.3	3,545.5

	Twelve Months Ended			Twelve Months Ended
	January 3, 2016	December 28, 2014	The Transition Period	April 28, 2013	April 29, 2012	May 1, 2011
	(in millions)
Other Consolidated Operational Data:
Total hogs processed (1)	35.1	32.1	21.9	32.0	30.7	30.4
Packaged meats sales (pounds) (2)	3,509.6	3,333.6	2,225.1	3,260.2	3,119.4	3,159.7
Fresh meats sales (pounds) (1)	5,180.6	4,471.3	2,920.7	4,234.3	4,154.6	4,035.0
Total hogs sold (3)	18.7	17.3	12.6	18.4	18.1	18.6
—————————————

(1)	Comprised of Fresh Pork and International.

(2)	Comprised of Packaged Meats and International.

(3)	Comprised of Hog Production and International and includes intercompany hog sales.
Notes to Selected Financial Data:
Twelve Months Ended January 3, 2016

•	Includes gain of $12.0 million on the sale of our product label printing business in Kansas City.

•	Includes losses of $12.8 million on debt extinguishments.
Twelve Months Ended December 28, 2014

•	None.
Three Months Ended December 29, 2013

•	Includes $23.9 million of professional fees related to the Merger.

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
We conduct our operations through five reportable segments: Fresh Pork, Packaged Meats, Hog Production, International and Corporate. The Fresh Pork segment consists of our U.S. fresh pork operations. The Packaged Meats segment consists of our U.S. packaged meats operations. The Hog Production segment consists of our hog production operations located in the U.S. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations in Mexico, our hog production operations located in Poland and Romania, our interests in hog production operations in Mexico, and our former investment in Campofrío Food Group (CFG). The Corporate segment provides management and administrative services to support our other segments.
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

This transaction enabled Smithfield to continue to execute on its strategic priorities while maintaining brand excellence and commitment to environmental stewardship and animal welfare. We believe we have established Smithfield as the world's leading vertically integrated pork processor and hog producer with best-in-class operations and outstanding food safety practices. Operationally, we have become part of an enterprise that shares our belief in global opportunities and our commitment to the highest standards of product safety and quality. With our shared expertise and leadership, we continue to work on accelerating a global expansion strategy as part of WH Group.
The Merger was accounted for as a business combination using the acquisition method of accounting. WH Groups's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. The difference in the cost basis of the Company before and after the Merger impacts the comparability of results.
Change in Fiscal Year
On January 16, 2014, the Company elected to change its fiscal year from the 52 or 53 week period which previously ended on the Sunday nearest to April 30 to the 52 or 53 week period which ends on the Sunday nearest to December 31. The change became effective at the end of the period ended December 29, 2013. Unless otherwise noted, all references to "2015" and "2014" in this report are to the 53 week period ended January 3, 2016 and the 52 week period ended December 28, 2014, respectively.
2015 Summary
Net income was $452.3 million in 2015, compared to net income of $556.1 million in 2014. The following summarizes the operating results of each of our reportable segments for 2015 compared to 2014:

▪	Fresh Pork operating profit increased $80.6 million primarily as the impact of lower meat values was more than offset by lower hog prices.

▪
Packaged Meats operating profit increased $213.5 million to a record $673.3 million primarily as a result of lower raw material costs and higher sales volume, partially offset by lower average selling prices.

▪
Hog Production operating profit decreased $324.5 million primarily as a result of lower live hog market prices driven by higher hog supplies, partially offset by favorable hedging results and lower feed costs.

▪	International operating profit decreased $89.7 million due to lower pork market prices in Europe and Mexico and the impact of foreign currency translation due to a stronger U.S. dollar.

▪	Corporate expenses increased by $17.7 million primarily due to higher stock-based compensation expense and charitable contributions.
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

	Twelve Months Ended
	January 3, 2016	December 28, 2014
	(in millions)
Net income	$452.3	$556.1
Interest expense	133.8	159.4
Income tax expense	195.6	217.0
Depreciation and amortization expense	234.1	230.8
EBITDA	$1,015.8	$1,163.3

Non-operating (gain) loss	12.1	(0.9)
Adjusted EBITDA	$1,027.9	$1,162.4

Animal Health

The U.S. Department of Agriculture (USDA) identified Porcine Epidemic Diarrhea Virus (PEDv) in the United States for the first time in 2013. During 2014, the U.S. pork market was significantly impacted by the spreading of PEDv, a disease that only infects pigs, not humans or other livestock, which has been an industry-wide issue and continues to have a presence in U.S. swine. Our herds in several regions in which we operate were affected in 2014 as PEDv spread throughout the U.S. There were confirmed cases of PEDv in the U.S. in 2015; however, there were very few cases compared to the outbreak that occurred in 2014. The USDA and the industry continue to monitor the situation. During 2015, herds in several of our geographic regions were also impacted by outbreaks of Porcine Reproductive and Respiratory Syndrome Virus (PRRSv). While PRRSv is not new to the swine industry, the impact of these outbreaks was more severe than observed in recent years. We are subject to risks related to our ability to maintain animal health and control PEDv and PRRSv. We are unable to predict the extent these diseases will impact our operations or market prices in the future.
In 2014, the spread of PEDv in the U.S. reduced hog supplies and lead to higher hog and meat prices. In 2015, the hog herds recovered and the supply increase yielded lower market prices.
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

In 2013, the EPA issued a proposed rule that would have reduced the volume of renewable fuels mandated by statute and reflected the EPA’s estimate of what would actually be produced in 2014. In April 2015, the EPA entered into a proposed consent decree which would have them propose the 2015 RFS by June 1, 2015 and to finalize the 2014 and 2015 RFS targets by November 30, 2015. On May 29, 2015, the EPA proposed to establish the annual percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel and total renewable fuels that apply to all gasoline and diesel produced or imported in years 2014, 2015 and 2016 as well as the volume of biomass-based diesel for 2017. The proposed volumes are below statutory levels, but above historical output of renewable fuels. On November 30, 2015, the EPA finalized RFS standards for 2014, 2015 and 2016 at higher levels than the proposed volumes, but below statutory targets. The 2016 standard is set at 18.11 billion gallons of renewable fuels, or 10.10% of the motor fuel pool.

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

On March 28, 2014 and on July 29, 2014, the U.S. Court of Appeals for the District of Columbia Circuit rejected a judicial challenge to these rulemakings by a coalition of industry groups. As of February 9, 2015, industry opponents dropped their lawsuit against the USDA. The Canadian and Mexican governments challenged the 2013 Rule before the Dispute Settlement Body (DSB) of the WTO. On October 20, 2014, the DSB issued panel reports finding in favor of Canada and Mexico and against the United States' 2013 Rule. An appeal of the DSB's ruling brought by the U.S. was rejected. Canada and Mexico are seeking a combined $3.2 billion in retaliatory tariffs against a range of U.S. agricultural and manufactured product exports, including frozen and chilled pork products. In December 2015, a WTO Arbitration Panel report set retaliatory tariffs against the United States at just over $1 billion.
In December 2015, Congress passed and the President signed into law the Fiscal Year 2016 omnibus spending legislation which included legislative language to repeal the WTO-noncompliant components of the COOL statute. Although Canada and Mexico still have the right to initiate retaliatory tariffs against the U.S. under WTO rules, there is no indication that they intend to do so and the revocation of mandatory COOL for meat has essentially settled the dispute.

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

We will continue to sharpen our strategic focus and drive operational improvements across our entire platform, including our fresh pork, hog production and international divisions. We are focused on growth and believe that Smithfield is in an ideal position to continue to achieve strong results into 2016.

RESULTS OF OPERATIONS
Significant Events Affecting Results of Operations
Sale of Label Printing Plant
In 2015, we sold our product label printing business in Kansas City for $1.65 million cash plus contingent consideration, which we valued at $11.9 million, and recognized a gain of $12.0 million in SG&A, reflected in the Packaged Meats segment.
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
KCS is managed by its Board of Directors, which makes decisions that most significantly impact the economic performance of KCS. We have the right to nominate and elect the majority of the members of the Board of Directors of KCS, and based on the associated voting rights, we have determined that we have a controlling financial interest in KCS. As a result, the acquisition of our interest in KCS was accounted for in the Fresh Pork and Packaged Meats segments using the acquisition method of accounting. In 2015, KCS generated over $275 million in sales.

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
CFG Consolidation Plan
In December 2011, the board of Campofrío Food Group (CFG) approved a multi-year plan to consolidate and streamline its manufacturing operations to improve operating efficiencies and increase utilization (the CFG Consolidation Plan). The CFG Consolidation Plan included the disposal of certain assets, employee redundancy costs and the contribution of CFG's French cooked ham business into a newly formed joint venture. As a result, we recorded our share of CFG's charges totaling $38.7 million in equity in (income) loss of affiliates within the International segment in the twelve months ended April 29, 2012.

Consolidated Results of Operations
The tables presented below compare our results of operations for the periods indicated.
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
As used in the tables below, "NM" means "not meaningful."
Twelve Months Ended January 3, 2016 and December 28, 2014

	Twelve Months Ended
	January 3, 2016	December 28, 2014	% Change
		(unaudited)
	(in millions)
Sales	$14,438.4	$15,031.3	(4)%
Cost of sales	12,683.0	13,255.7	(4)
Gross profit	1,755.4	1,775.6	(1)
Selling, general and administrative expenses	973.3	902.2	8
Income from equity method investments	(11.7)	(58.2)	(80)
Operating profit	793.8	931.6	(15)
Interest expense	133.8	159.4	(16)
Non-operating (gain) loss	12.1	(0.9)	NM
Income before income taxes	647.9	773.1	(16)
Income tax expense	195.6	217.0	(10)
Net income	$452.3	$556.1	(19)%
Sales and Gross Profit

•	Sales decreased primarily as a result of lower market prices across all of our segments and the impact of foreign currency translation as a result of a stronger U.S. dollar.

•	Gross profit decreased primarily as a result of lower sales, partially offset by lower pork processing raw material costs and lower feed costs.
Selling, General and Administrative Expenses (SG&A)

•
The increase in SG&A is primarily attributable to higher marketing and advertising costs as we focus on growing our brands through consumer-focused marketing programs as well as higher stock-based compensation expense.

Income from Equity Method Investments

•
Equity income decreased primarily as a result of lower hog prices in Mexico. Additionally, equity income decreased due to a significant tax benefit recognized through our former investment in CFG in 2014.

Interest Expense

•	The decrease in interest expense is primarily due to lower debt balances in the current year as a result of various debt repayment activities.
Non-operating (gain) loss

•	During 2015, we recognized a loss on debt extinguishment of $12.8 million.

Income Tax Expense

•
For 2015, the effective tax rate was impacted by income relative to permanent items, the lower mix of earnings from foreign operations, which are taxed at lower rates, and foreign restructuring. For 2014, taxable income relative to permanent items, the mix of income between jurisdictions and foreign restructuring impacted the effective rate.

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

Segment Results
The following information reflects the comparative results from each respective segment:
Twelve Months Ended January 3, 2016 and December 28, 2014

	Twelve Months Ended
	January 3, 2016	December 28, 2014	% Change
	(in millions)
Sales:
Fresh Pork	$5,089.9	$5,780.0	(12)%
Packaged Meats	7,089.1	7,173.0	(1)%
Hog Production	3,069.7	3,384.6	(9)%
International	1,422.8	1,654	(14)%
Total segment sales	16,671.5	17,991.6	(7)%
Intersegment sales	(2,233.1)	(2,960.3)	(25)%
Consolidated sales	$14,438.4	$15,031.3	(4)%

Operating profit (loss):
Fresh Pork	$177.3	$96.7	83%
Packaged Meats	673.3	459.8	46%
Hog Production	19.7	344.2	(94)%
International	66.1	155.8	(58)%
Corporate	(142.6)	(124.9)	(14)%
Consolidated operating profit	$793.8	$931.6	(15)%

Fresh Pork

•	Sales decreased 12% due to a 21% decrease in average selling prices, partially offset by a 12% increase in volume.

•	Operating profit per head increased to $6 from $4 due to lower raw material costs, which more than offset the impact of lower fresh pork market prices.

•	We processed 30.5 million hogs during 2015, an increase of 13% from the prior year.
Packaged Meats

•	Current year sales decreased 1% due to an 8% decrease in average selling prices, partially offset by a 7% increase in volume. Current year sales volume totaled 3.0 billion pounds.

•
Current year operating profit increased to $0.22 per pound from $0.16 per pound due primarily to lower raw material costs. Current year results included a gain of $12.0 million on the sale of our product label printing business in Kansas City.

Hog Production

•
Sales decreased 9% due to lower domestic live hog market prices which were partially offset by favorable hedging results. Head sold during the year amounted to 15.9 million hogs, an increase of 8% from the prior year. These changes in sales volumes and market prices are driven largely by the effects of PEDv in the prior year. See "Executive Overview--Animal Health" for additional discussion about PEDv.

•	Operating profit decreased to $1 per head from $23 per head due to lower selling prices, partially offset by favorable hedging results and lower feed costs.

International

•
Sales decreased due primarily to changes in foreign exchange rates, which negatively impacted sales by $260.5 million, or 16%. On a constant currency basis, sales increased 2% due to a 9% increase in volume to 1.5 billion pounds driven largely by a 9% increase in hogs processed and an 11% increase in poultry processed in Europe, partially offset by a 7% decrease in average selling prices. We processed 4.6 million hogs during 2015.

•
Operating profit was negatively impacted by lower pork market prices in Europe along with lower equity income from our Mexican joint ventures. Foreign currency translation also negatively impacted operating profit by approximately $12.6 million due to a stronger U.S. Dollar.

Corporate

•	The decrease in operating results is primarily attributable to higher stock-based compensation expense and charitable contributions.
Twelve Months Ended December 28, 2014 and December 29, 2013

	Twelve Months Ended
	December 28, 2014	December 29, 2013	% Change
		(unaudited)
	(in millions)
Sales:
Fresh Pork	$5,780.0	$5,155.6	12%
Packaged Meats	7,173.0	6,522.6	10%
Hog Production	3,384.6	3,420.6	(1)%
International	1,654.0	1,556.7	6%
Total segment sales	17,991.6	16,655.5	8%
Intersegment sales	(2,960.3)	(2,759.4)	7%
Consolidated sales	$15,031.3	$13,896.1	8%

Operating profit (loss):
Fresh Pork	$96.7	$76.0	27%
Packaged Meats	459.8	378.0	22%
Hog Production	344.2	(21.9)	1,672%
International	155.8	60.5	158%
Corporate	(124.9)	(154.1)	19%
Consolidated operating profit	$931.6	$338.5	175%

Fresh Pork

•	Current year sales increased 12% due to a 15% increase in average selling prices partially offset by a 3% decrease in volume.

•	Current year operating profit increased 27%. Operating profit per head increased from $2.61 to $3.47 due to higher fresh pork market prices, which more than offset higher raw material costs.

•	We processed 27.9 million hogs during 2014, a decrease of 4%, largely attributable to PEDv. However, average hog weights were up 2%, which helped to offset the overall decline in volume.
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

•
Operating profit in the current year decreased as the increase in selling prices was more than offset by higher raw material costs. Additionally, operating profit in the Transition Period included $38.7 million of additional non-cash costs related to the fair value step-up of our inventories. See "Significant Events Affecting Results of Operations" for further discussion.

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

Corporate

•	The Transition Period includes fees related to the Merger. See "Significant Events Affecting Results of Operations" for further discussion.

Twelve Months Ended April 28, 2013 and April 29, 2012

	Predecessor
	Twelve Months Ended
	April 28, 2013	April 29, 2012	% Change
	(in millions)
Sales:
Fresh Pork	$4,924.1	$5,089.4	(3)%
Packaged Meats	6,152.0	6,003.6	2
Hog Production	3,135.1	3,052.6	3
International	1,468.5	1,466.7	—
Total segment sales	15,679.7	15,612.3	—
Intersegment sales	(2,458.6)	(2,518.0)	2
Consolidated sales	$13,221.1	$13,094.3	1

Operating profit (loss):
Fresh Pork	$161.6	$222.0	(27)%
Packaged Meats	470.0	401.7	17
Hog Production	(119.1)	166.1	(172)
International	108.2	42.8	153
Corporate	(101.4)	(110.0)	8
Consolidated operating profit	$519.3	$722.6	(28)%
Fresh Pork

•	Sales declined 3% due to a 6% decrease in average selling prices, partially offset by a 3% increase in volume as a result of higher slaughter levels and hog weights.

•	Operating profit decreased to $6 per head from $8 per head due to lower fresh pork market prices.

•	We processed 28.5 million hogs, an increase of 3% from the twelve months ended April 29, 2012.
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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of January 3, 2016, our liquidity position was $2.3 billion, comprised of $1.4 billion in availability under our credit facilities, $704.9 million in cash and cash equivalents and $160.0 million in unutilized loans. Our liquidity position was enhanced by cash held for payments deferred by livestock suppliers to 2016 as well as cash held for the $125.0 million voluntary contribution to fund our qualified pension plans made in the first quarter of 2016.
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
Credit Facilities

	January 3, 2016
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$1,025.0	$(1.3)	$—	$—	$1,023.7
Securitization Facility	325.0	—	(87.9)	—	237.1
International facilities	167.2	(2.7)	(0.1)	(38.8)	125.6
Total credit facilities	$1,517.2	$(4.0)	$(88.0)	$(38.8)	$1,386.4

In April 2015, we entered into a new $1.025 billion asset-based revolving credit facility agreement (the Inventory Revolver Credit Agreement) which replaced the Inventory Revolver which would have matured in June 2016. See "Item 8. Financial Statements and Supplementary Data-Note 7—"Debt" for additional information regarding our working capital facilities and Rabobank Term Loan.
Rabobank Term Loan
In May 2015, we refinanced our $200.0 million Rabobank Term Loan and extended its maturity date from May 1, 2018 to May 1, 2020. See "Item 8. Financial Statements and Supplementary Data-Note 7—"Debt" for additional information regarding our working capital facilities and Rabobank Term Loan.

Cash Flows
Operating Activities

	Twelve Months Ended
	January 3, 2016	December 28, 2014
	(in millions)
Net cash flows from operating activities	$797.8	$813.1

The following items explain the significant changes in cash flows from operating activities for the periods presented:
Twelve Months Ended January 3, 2016 vs. Twelve Months Ended December 28, 2014

▪	Cash paid to outside hog suppliers decreased due to lower domestic live hog prices.

▪	In the current year, we received $152.5 million for the settlement of derivative contracts and for margin requirements compared to $179.6 million paid in the prior year.

▪	Net tax payments decreased approximately $25.4 million

▪	Cash interest payments decreased approximately $24.5 million.

▪	In the current year, we received a cash dividend of $14.3 million from one our of Mexican joint ventures.

▪	Cash received from customers decreased due to lower average meat selling prices.

▪	In the current year, we contributed $200.0 million to our qualified pension plans.

	Twelve Months Ended
		(unaudited)
	December 28, 2014	December 29, 2013
	(in millions)
Net cash flows from operating activities	$813.1	$358.2

The following items explain the significant changes in cash flows from operating activities for the periods presented:
Twelve Months Ended December 28, 2014 vs. Twelve Months Ended December 28, 2013

▪	Cash received from customers increased due to higher average meat selling prices.

▪	Cash paid for grain and other ingredients purchased by the Hog Production segment decreased approximately $656.6 million from the prior year.

▪	Cash paid to outside hog suppliers increased due to a 20% increase in average domestic live hog prices.

▪	Cash paid to outside meat suppliers increased due to higher fresh meat market prices, particularly pork and beef.

▪	The current year included net tax payments of $178.8 million for income taxes as compared to net refunds of $16.5 million in the prior year.

▪	In the current year, we paid $179.6 million for the settlement of derivative contracts and for margin requirements compared to $37.1 million in the prior year.

▪	Cash interest payments increased approximately $23.2 million.

	Successor	Predecessor	The Transition Period	Predecessor
			Eight Months Ended
			(unaudited)
	September 27 - December 29, 2013	April 29 - September 26, 2013	December 29, 2013	December 30, 2012
	(in millions)
Net cash flows from operating activities	$459.3	$(25.8)	$433.5	$248.0

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

▪	Cash paid for grain and other feed ingredients purchased by the Hog Production segment decreased approximately $65.4 million despite a significant increase in total pounds purchased.

▪	In the prior year eight month period, we paid cash to settle the Missouri litigation.

▪	In the eight months ended December 29, 2013, we paid $53.8 million for the settlement of derivative contracts and for margin requirements compared to $91.0 million received in prior year.

▪	Cash paid to outside hog suppliers increased due to an 8% increase in domestic live hog market prices.

	Predecessor
	Twelve Months Ended
	April 28, 2013	April 29, 2012
	(in millions)
Net cash flows from operating activities	$172.7	$570.1

The following items explain the significant changes in cash flows from operating activities for the periods presented:
Twelve Months Ended April 28, 2013 vs. Twelve Months Ended April 29, 2012

•	Cash paid for grain and other feed ingredients purchased by the Hog Production segment increased approximately $372 million.

•	Cash received for the settlement of commodity derivative contracts and for margin requirements decreased $103.4 million in fiscal 2013.

•	Cash received from customers decreased primarily as a result of lower domestic selling prices.

•	We paid cash to settle the Missouri litigation in the twelve months ended April 28, 2013.

•	Expenditures for advertising increased as part of our strategy to build brand equity and grow sales.

•	Cash paid to outside hog suppliers was lower due to a 6% decrease in average domestic live hog market prices.

•	Income tax payments decreased $222.0 million as a result of significant tax refunds during the twelve months ended April 28, 2013 and lower domestic taxable income.

•	We contributed $17.7 million to our qualified and non-qualified pension plans in the twelve months ended April 28, 2013 compared to $142.8 million in the twelve months ended April 29, 2012.

Investing Activities

	Twelve Months Ended
	January 3, 2016	December 28, 2014
	(in millions)
Capital expenditures	$(375.2)	$(301.4)
Proceeds from sale of equity interest in CFG	354.0	—
Business acquisition, net of cash acquired	—	(11.0)
Net (expenditures) proceeds from breeding stock transactions	(53.2)	13.3
Construction of distribution center pending sale-leaseback	(43.5)	—
Proceeds from sale-leaseback of distribution center	42.5	—
Proceeds from sale of property, plant and equipment	6.4	3.8
Other	(6.0)	3.6
Net cash flows from investing activities	$(75.0)	$(291.7)
The following items explain the significant investing activities for the periods presented:

▪
Capital expenditures primarily related to plant and hog farm improvement projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

▪	In June 2015, we sold our entire equity interest in CFG for $354.0 million.

▪	In April 2014, Kansas City Sausage Company, LLC (KCS) bought a meat processing business for $11.0 million.

	Twelve Months Ended
		(unaudited)
	December 28, 2014	December 29, 2013
	(in millions)
Acquisition of Smithfield Foods, Inc.	$—	$(4,896.6)
Capital expenditures	(301.4)	(311.0)
Business acquisition, net of cash acquired	(11.0)	(33.7)
Net (expenditures) proceeds from breeding stock transactions	13.3	(6.2)
Proceeds from sale of property, plant and equipment	3.8	6.1
Advance note and other	3.6	(10.4)
Net cash flows from investing activities	$(291.7)	$(5,251.8)
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

•	In October 2012, we paid $23.1 million, net of cash acquired, for a 70% interest in American Skin Food Group, LLC.

	Predecessor
	Twelve Months Ended
	April 28, 2013	April 29, 2012
	(in millions)
Capital expenditures	$(278.0)	$(290.7)
Business acquisition, net of cash acquired	(24.0)	—
Net expenditures from breeding stock transactions	(18.4)	(2.3)
Proceeds from sale of property, plant and equipment	16.9	6.4
Other	(0.2)	—
Net cash flows from investing activities	$(303.7)	$(286.6)

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

Financing Activities

	Twelve Months Ended
	January 3, 2016	December 28, 2014
	(in millions)
Proceeds from the issuance of long-term debt and capital leases	$—	$13.0
Principal payments on long-term debt and capital lease obligations	(410.1)	(34.5)
Proceeds from Securitization Facility	290.0	255.0
Payments on Securitization Facility	(290.0)	(360.0)
Payment of dividends	(30.0)	—
Net repayments on revolving credit facilities and notes payables	(6.4)	(159.6)
Other	—	(0.2)
Net cash flows from financing activities	$(446.5)	$(286.3)
The following items explain the significant investing activities for the periods presented:

•	In the current year, we repurchased $258.1 million of our senior unsecured notes in connection with the 2015 Tender Offer. Additionally, we repaid $150.0 million on our Rabobank term loan.

•	In the current year, we paid a $30.0 million dividend to our parent company.
Financing Activities

	Twelve Months Ended
		(unaudited)
	December 28, 2014	December 29, 2013
	(in millions)
Net proceeds from equity contributions	$—	$4,162.1
Proceeds from the issuance of long-term debt and capital leases	13.0	1,100.3
Principal payments on long-term debt and capital lease obligations	(34.5)	(680.5)
Proceeds from Securitization Facility	255.0	440.0
Payments on Securitization Facility	(360.0)	(335.0)
Net borrowings (repayments) on revolving credit facilities and notes payables	(159.6)	93.5
Debt issuance costs and other	(0.2)	(18.2)
Net cash flows from financing activities	$(286.3)	$4,762.2

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

•
We incurred $18.0 million in transaction fees in connection with the issuance of the 2022 Notes, which were being amortized over their ten-year life and subsequently written off in connection with the Merger.

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

•	We paid $11.0 million of debt issuance costs in connection with the refinancing of the ABL Credit Facility.

Capitalization

	January 3, 2016	December 28, 2014
	(in millions)
6.625% senior unsecured notes, due August 2022, including unamortized premiums of $15.6 million and $19.7 million	$900.2	$1,014.3
7.75% senior unsecured notes, due July 2017, including unamortized premiums of $20.6 million and $38.1 million	446.8	519.3
5.25% senior unsecured notes, due August 2018, net of debt issuance costs of $5.4 million and $8.3 million	446.4	491.7
5.875% senior unsecured notes, due August 2021, net of debt issuance costs of $5.7 million and $7.6 million	349.3	392.4
Floating rate senior unsecured term loan, due May 2020	50.0	200.0
Various, interest rates from 2.45% to 2.76%, due February 2016 through March 2019	71.0	84.0
Total debt	2,263.7	2,701.7
Current portion	(29.1)	(46.9)
Total long-term debt	$2,234.6	$2,654.8
Total shareholder's equity	$4,820.5	$4,539.5
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
As of January 3, 2016, we continued to guarantee $6.7 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.
Additional Matters Affecting Liquidity
Capital Projects
We anticipate capital expenditures of approximately $350.0 million for 2016 to upgrade facilities with new machinery and equipment in order to improve our competitive cost structure and achieve least cost/best in class operations. These expenditures are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
Group Pens
In January 2007, we announced a voluntary, ten-year program to phase out individual gestation stalls at our company-owned sow farms and replace the gestation stalls with group pens. We currently estimate the total cost of our transition to group pens to be approximately $360.0 million, including associated maintenance and repairs. This program represents a significant financial commitment and reflects our desire to be more animal friendly, as well as to address the concerns and needs of our customers. As of the end of 2015, we had completed conversions to group housing for 82% of our sows on company-owned farms. We remain on track to finish conversion to group housing for all sows on company-owned farms by the end of 2017. Worldwide, we have pledged to convert all company sow farms by 2022. Our hog production operations in Poland and Romania completed their conversions to group housing facilities a number of years ago, and our joint ventures in Mexico are currently working toward the 2022 goal.
In January 2014, we announced the recommendation that all of our contract sow growers join with us in converting their facilities to group housing systems for pregnant sows. We asked contract sow growers to convert by 2022 and offered a sliding scale of incentives to accelerate that timetable through the receipt of contract extensions upon completion of the conversion.

Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under “Derivative Financial Instruments” below. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increase, our brokers may be required to deliver margin deposits to us for a portion of the increase. During 2015, margin deposits posted by us ranged from $(15.4) million to $80.7 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount we held on deposit with our brokers during 2015 was $40.7 million. As of January 3, 2016, the net amount on deposit with our brokers was $47.9 million.
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
Pension Plan Funding
Funding requirements for our pension plans are determined based on the funded status measured at the end of each year. The values of our pension obligation and related assets may fluctuate significantly, which may in turn lead to a larger underfunded status in our pension plans and a higher funding requirement. We contributed $200.0 million to our qualified pension plans in 2015.  In January 2016, we contributed an additional $125.0 million to our qualified pension plans.

Contractual Obligations and Commercial Commitments
The following table provides information about our contractual obligations and commercial commitments as of January 3, 2016:

	Payments Due By Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in millions)
Long-term debt, excluding premiums and debt issuance costs	$2,238.7	$29.1	$911.6	$58.3	$1,239.7
Interest	686.2	139.8	245.4	162.8	138.2
Capital lease obligations, including interest	25.0	1.4	2.1	1.9	19.6
Operating leases	260.0	49.0	79.1	53.1	78.8
Capital expenditure commitments	57.9	57.9	—	—	—
Purchase obligations:
Hog procurement (1)	5,970.7	1,628.6	2,422.1	1,365.7	554.3
Contract hog growers (2)	1,142.5	377.7	316.7	210.4	237.7
Grain procurement (3)	210.5	210.5	—	—	—
Other (4)	406.2	167.5	27.8	30.0	180.9
Total	$10,997.7	$2,661.5	$4,004.8	$1,882.2	$2,449.2
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

(3)
Includes fixed price forward grain purchase contracts totaling $11.9 million. Also includes unpriced forward grain purchase contracts which, if valued as of January 3, 2016 market prices, would be $198.6 million. These forward grain contracts are accounted for as normal purchases. As a result, they are not recorded in the balance sheet.

(4)
Includes guaranteed royalty payments totaling $229.5 million to Nathan's Famous Inc. (Nathan's) over an 18 year contractual term commencing in March 2014. In December 2012, John Morrell signed an agreement with Nathan's to become Nathan's exclusive licensee to manufacture and sell branded hot dog, sausage and corn beef products in the retail market. Under the terms of the agreement, guaranteed minimum royalty payments were $10.0 million for the first year and increase at a compounded average annual rate of 3.2% over the contract term.

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
The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments in the consolidated balance sheets (1):

	January 3, 2016	December 28, 2014
	(in millions)
Grains	$(28.0)	$(27.4)
Livestock	18.8	58.0
Energy	(15.7)	(10.1)
Interest rate contracts	(0.2)	(0.1)
Foreign currency	(1.1)	0.4
——————————————

(1)	Negative amounts represent net liabilities
Sensitivity Analysis
The following table presents the sensitivity of the fair value of our open derivative contracts to a hypothetical 10% change in market prices or foreign exchange rates, as of January 3, 2016 and December 28, 2014:

	January 3, 2016	December 28, 2014
	(in millions)
Grains	$18.9	$24.2
Livestock	1.4	76.3
Energy	3.3	5.9
Foreign currency	7.4	4.3

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
See "Item 8. Financial Statements and Supplementary Data-Note 4—Derivative Financial Instruments" for the effects of pre-tax gains and losses on derivative instruments on our consolidated financial statements.

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

In assessing the fair value of an investment, we consider a variety of information, including the history of our investment's cash flows, expectations about future cash flows and market multiples for comparable businesses.
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

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% increase in the estimates as of January 3, 2016, would result in an increase in the amount we recorded for our insurance liabilities of approximately $10.6 million.

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

We had no significant impairments of long-lived assets during the periods presented in this Form 10-K.
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

As of January 3, 2016, we had $1.6 billion of goodwill and $1.3 billion of indefinite-lived intangible assets, consisting mainly of trademarks. Our goodwill is included in the following segments:
Fresh Pork - $32.2 million
Packaged Meats - $1,518.3 million
International - $65.1 million
Hog Production - $3.9 million
As a result of the first step of our 2015 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. A hypothetical 10% decrease in the estimated fair value of our reporting units would not result in an impairment.
Our 2015 indefinite-lived intangible asset impairment analysis did not result in an impairment charge. A hypothetical 10% decrease in the estimated fair value of our intangible assets would not result in an impairment.

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

We generally contribute the minimum amount required under government regulations to our qualified pension plans. We funded $200.0 million, $167.1 million, $18.8 million, and $17.7 million to our qualified pension plans during the twelve months ended January 3, 2016, the twelve months ended December 28, 2014, the eight months ended December 29, 2013 and the twelve months ended April 28, 2013, respectively. We expect to fund $125.0 million in 2016 for our qualified pension plans.

The measurement of our pension obligation and costs is dependent on a variety of assumptions regarding future events. The key assumptions we use include discount rates, salary growth, retirement ages/mortality rates and the expected return on plan assets.

These assumptions may have an effect on the amount and timing of future contributions. The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match our expected benefit payment stream. The salary growth assumption reflects our long-term actual experience, the near-term outlook and assumed inflation. Retirement rates are based primarily on actual plan experience. Mortality rates were previously based on mandated mortality tables. During 2014, we used a new mortality table that has flexibility to consider industry specific groups, such as blue collar or white collar. The expected return on plan assets reflects asset allocations, investment strategy and historical returns of the asset categories. The effects of actual results differing from these assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

The following weighted average assumptions were used to determine our benefit obligation and net benefit cost for 2015:

• 4.55% – Discount rate to determine net benefit cost
• 4.70% – Discount rate to determine pension benefit obligation

• 7.50% – Expected return on plan assets

• 4.00% – Salary growth

If actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.

An additional 0.50% decrease in the discount rate used to measure our projected benefit obligation would have further reduced the funded status by $123.5 million as of January 3, 2016, and would have resulted in an additional $15.3 million in net pension cost for the twelve months ended January 3, 2016.

A 0.50% decrease in expected return on plan assets would have resulted in an additional $7.0 million in net pension cost for the twelve months ended January 3, 2016.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

PAGE
Report of Independent Registered Public Accounting Firms on Consolidated Financial Statements	68
Consolidated Statements of Income - for the Year Ended January 3, 2016 and December 28, 2014 (Successor), September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Twelve Months Ended April 28, 2013 (Predecessor)	70
Consolidated Statements of Comprehensive Income - for the Year Ended January 3, 2016 and December 28, 2014 (Successor), September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Twelve Months Ended April 28, 2013 (Predecessor)	71
Consolidated Balance Sheets as of January 3, 2016 and December 28, 2014	72
Consolidated Statements of Cash Flows - for the Year Ended January 3, 2016 and December 28, 2014 (Successor); September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Twelve Months Ended April 28, 2013 (Predecessor)	73
Consolidated Statements of Shareholder's Equity - for the Year Ended January 3, 2016 and December 28, 2014 (Successor); September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the Twelve Months Ended April 28, 2013 (Predecessor)	75
Notes to Consolidated Financial Statements	77
Schedule II—Valuation and Qualifying Accounts	122

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholder of Smithfield Foods, Inc.
Smithfield, Virginia
We have audited the accompanying consolidated balance sheets of Smithfield Foods Inc. and subsidiaries (the "Company") as of January 3, 2016 and December 28, 2014, and the related consolidated statements of income, comprehensive income, shareholder's equity, and cash flows for the year ended January 3, 2016 and December 28, 2014 and the periods from September 27, 2013 to December 29, 2013 (Successor) and from April 29, 2013 to September 26, 2013 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smithfield Foods Inc. and subsidiaries as of January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for the year ended January 3, 2016 and December 28, 2014 and the periods from September 27, 2013 to December 29, 2013 (Successor) and from April 29, 2013 to September 26, 2013 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the financial statements, on September 26, 2013, WH Group Limited (WH Group), formerly Shuanghui International Holdings Limited, acquired all of the outstanding shares of the Company and WH Group's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company.

/s/ DELOITTE & TOUCHE LLP
Richmond, VA
March 29, 2016

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
/s/ ERNST & YOUNG LLP
Richmond, Virginia
June 18, 2013, except for Note 15, as to which the date is March 25, 2015

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
Sales	$14,438.4	$15,031.3	$3,894.2	$5,679.5	$13,221.1
Cost of sales	12,683.0	13,255.7	3,543.1	5,190.1	11,901.4
Gross profit	1,755.4	1,775.6	351.1	489.4	1,319.7
Selling, general and administrative expenses	973.3	902.2	213.4	341.7	815.4
Merger related costs	—	—	23.9	18.0	—
(Income) loss from equity method investments	(11.7)	(58.2)	2.6	0.5	(15.0)
Operating profit	793.8	931.6	111.2	129.2	519.3
Interest expense	133.8	159.4	59.0	64.6	168.7
Non-operating (gain) loss	12.1	(0.9)	1.7	—	120.7
Income before income taxes	647.9	773.1	50.5	64.6	229.9
Income tax expense	195.6	217.0	15.8	12.7	46.1
Net income	$452.3	$556.1	$34.7	$51.9	$183.8

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
Net income	$452.3	$556.1	$34.7	$51.9	$183.8

Other comprehensive income (loss):
Foreign currency translation:
Translation gain (loss)	(137.0)	(167.5)	29.6	23.3	(12.5)
Translation losses reclassified to non-operating (gain) loss	54.6	—	—	—	—
Tax benefit (expense)	(6.4)	12.8	(2.3)	(6.4)	1.4
Pension accounting:
Net actuarial gains (losses)	(57.8)	(217.5)	23.7	—	(93.9)
Prior Service Cost	15.2	—	—	—	—
Reclassification of losses into net income	3.6	3.3	—	24.8	52.8
Tax benefit (expense)	15.5	82.0	(9.1)	(9.7)	15.9
Hedge accounting:
Net derivative gains (losses)	108.7	(166.3)	(2.3)	(26.6)	53.3
Reclassification of net (gains) losses into net income	(184.8)	214.1	(2.4)	(29.2)	(165.4)
Tax benefit (expense)	29.3	(18.5)	1.8	21.8	43.1
Total other comprehensive income (loss)	(159.1)	(257.6)	39.0	(2.0)	(105.3)
Total comprehensive income	$293.2	$298.5	$73.7	$49.9	$78.5

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	January 3, 2016	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$704.9	$433.5
Accounts receivable, net	760.0	864.0
Inventories	2,099.7	2,206.8
Prepaid expenses and other current assets	176.4	244.3
Total current assets	3,741.0	3,748.6

Property, plant and equipment, net	2,867.3	2,753.4
Goodwill	1,619.5	1,626.2
Intangible assets, net	1,365.7	1,380.9
Investments	142.5	498.0
Other assets	158.0	124.4
Total assets	$9,894.0	$10,131.5

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	30.3	48.1
Accrued expenses and other current liabilities	828.3	745.0
Accounts payable	686.1	675.1
Total current liabilities	1,544.7	1,468.2

Long-term debt and capital lease obligations	2,257.9	2,678.5
Deferred income taxes, net	668.2	697.5
Net long-term pension liability	431.5	574.9
Other liabilities	116.8	122.2

Redeemable noncontrolling interests	53.9	49.8

Commitments and contingencies

Equity:
Shareholder's equity:
Common stock, no par value, 1,000 authorized shares; 1,000 issued and outstanding	—	—
Additional paid-in capital	4,185.1	4,167.3
Retained earnings	1,013.1	590.8
Accumulated other comprehensive loss	(377.7)	(218.6)
Total shareholder's equity	4,820.5	4,539.5
Noncontrolling interests	0.5	0.9
Total equity	4,821.0	4,540.4
Total liabilities and shareholder's equity	$9,894.0	$10,131.5

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
Cash flows from operating activities:
Net income	$452.3	$556.1	$34.7	$51.9	$183.8
Adjustments to reconcile net cash flows from operating activities:
(Income) loss from equity method investments	(11.7)	(58.2)	2.6	0.5	(15.0)
Depreciation and amortization	234.1	230.8	55.4	106.5	239.9
Impact of inventory fair value step-up on cost of sales	—	—	45.4	—	—
Deferred income taxes	63.9	62.0	14.5	(3.7)	(5.3)
Impairment of assets	3.3	6.2	0.5	2.0	4.2
Pension expense	44.3	50.6	11.9	44.8	96.1
Pension contributions	(231.6)	(173.7)	(9.1)	(9.7)	(17.7)
Changes in operating assets and liabilities and other, net:
Accounts receivable	83.5	(91.7)	(37.8)	(86.0)	(39.9)
Inventories	141.5	17.9	199.8	(108.7)	(273.9)
Prepaid expenses and other current assets	66.8	(22.5)	(66.7)	72.8	52.0
Accounts payable	19.8	77.4	107.0	64.2	14.7
Accrued expenses and other current liabilities	82.7	92.8	151.7	(150.3)	(15.9)
Other	(151.1)	65.4	(50.6)	(10.1)	(50.3)
Net cash flows from operating activities	797.8	813.1	459.3	(25.8)	172.7

Cash flows from investing activities:
Acquisition of Smithfield Foods, Inc.	—	—	(4,896.6)	—	—
Proceeds from sale of equity interest in CFG	354.0	—	—	—	—
Capital expenditures	(375.2)	(301.4)	(69.9)	(139.8)	(278.0)
Business acquisition, net of cash acquired	—	(11.0)	—	(32.8)	(24.0)
Net (expenditures) proceeds from breeding stock transactions	(53.2)	13.3	5.1	(5.3)	(18.4)
Construction of distribution center pending sale-leaseback	(43.5)	—	—	—	—
Proceeds from sale-leaseback of distribution center	42.5	—	—	—	—
Proceeds from sale of property, plant and equipment	6.4	3.8	2.3	1.7	16.9
Advance note and other	(6.0)	3.6	—	(10.0)	(0.2)
Net cash flows from investing activities	(75.0)	(291.7)	(4,959.1)	(186.2)	(303.7)

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in millions)

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
Cash flows from financing activities:
Net proceeds from equity contributions	—	—	4,162.1	—	—
Proceeds from the issuance of long-term debt	—	13.0	900.3	—	1,219.2
Principal payments on long-term debt and capital lease obligations	(410.1)	(34.5)	(218.7)	(458.7)	(716.5)
Proceeds from Securitization Facility	290.0	255.0	240.0	170.0	—
Payments on Securitization Facility	(290.0)	(360.0)	(255.0)	(50.0)	—
Net borrowings (repayments) on revolving credit facilities and notes payables	(6.4)	(159.6)	(367.9)	490.3	13.9
Repurchase of common stock	—	—	—	—	(386.4)
Payment of dividends	(30.0)	—	—	—	—	—
Debt issuance costs and other	—	(0.2)	(20.4)	0.1	(14.5)
Net cash flows from financing activities	(446.5)	(286.3)	4,440.4	151.7	115.7

Effect of foreign exchange rate changes on cash	(4.9)	5.0	2.3	0.2	1.6
Net change in cash and cash equivalents	271.4	240.1	(57.1)	(60.1)	(13.7)
Cash and cash equivalents at beginning of period	433.5	193.4	250.5	310.6	324.3
Cash and cash equivalents at end of period	$704.9	$433.5	$193.4	$250.5	$310.6

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(in millions)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-in Capital	Stock Held in Trust	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity	Noncontrolling Interests	Total Equity
Predecessor
Balance, April 29, 2012	157.4	$78.7	$1,561.0	$(67.9)	$2,326.4	$(510.9)	$3,387.3	$0.7	$3,388.0
Common stock repurchased	(19.1)	(9.5)	(189.3)	—	(187.6)	—	(386.4)	—	(386.4)
Issuance of common stock	0.6	0.3	(1.1)	—	—	—	(0.8)	—	(0.8)
Stock compensation expense	—	—	19.1	—	—	—	19.1	—	19.1
Purchase of stock for trust	—	—	—	(1.8)	—	—	(1.8)	—	(1.8)
Other	—	—	0.2	0.9	—	—	1.1	(0.4)	0.7
Comprehensive income:
Net income	—	—	—	—	183.8	—	183.8	0.4	184.2
Other comprehensive loss, net of tax	—	—	—	—	—	(105.3)	(105.3)	—	(105.3)
Balance, April 28, 2013	138.9	69.5	1,389.9	(68.8)	2,322.6	(616.2)	3,097.0	0.7	3,097.7
Issuance of common stock	0.4	0.1	(2.4)	—	—	—	(2.3)	—	(2.3)
Stock compensation expense	—	—	26.4	—	—	—	26.4	—	26.4
Purchase of stock for trust	—	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Other	—	—	—	—	—	—	—	(0.3)	(0.3)
Comprehensive income:
Net income	—	—	—	—	51.9	—	51.9	0.2	52.1
Other comprehensive loss, net of tax	—	—	—	—	—	(2.0)	(2.0)	—	(2.0)
Balance, September 26, 2013	139.3	69.6	1,413.9	(69.5)	2,374.5	(618.2)	3,170.3	0.6	3,170.9
Successor
Balance, September 27, 2013	—	—	4,162.1	—	—	—	4,162.1	0.6	4,162.7
Adjustment to redeemable noncontrolling interests	—	—	(2.2)	—	—	—	(2.2)	—	(2.2)
Other	—	—	(2.5)	—	—	—	(2.5)	—	(2.5)
Comprehensive income:
Net income	—	—	—	—	34.7	—	34.7	0.1	34.8
Other comprehensive income, net of tax	—	—	—	—	—	39.0	39.0	—	39.0
Balance, December 29, 2013	—	$—	$4,157.4	$—	$34.7	$39.0	$4,231.1	$0.7	$4,231.8

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY - (Continued)
(in millions)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity	Noncontrolling Interests	Total Equity
Balance, December 29, 2013	$4,157.4	$34.7	$39.0	$4,231.1	$0.7	$4,231.8
Stock compensation expense	9.2	—	—	9.2	—	9.2
Adjustment to redeemable noncontrolling interests	0.3	—	—	0.3	—	0.3
Other	0.4	—	—	0.4	—	0.4
Comprehensive income:
Net income	—	556.1	—	556.1	0.2	556.3
Other comprehensive loss, net of tax	—	—	(257.6)	(257.6)	—	(257.6)
Balance, December 28, 2014	4,167.3	590.8	(218.6)	4,539.5	0.9	4,540.4
Dividend	—	(30.0)	—	(30.0)	—	(30.0)
Stock compensation expense	17.6	—	—	17.6	—	17.6
Other	0.2	—	—	0.2	—	0.2
Comprehensive income:
Net income (loss)	—	452.3	—	452.3	(0.4)	451.9
Other comprehensive loss, net of tax	—	—	(159.1)	(159.1)	—	(159.1)
Balance, January 3, 2016	$4,185.1	$1,013.1	$(377.7)	$4,820.5	$0.5	$4,821.0

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
Change in Fiscal Year End
On January 16, 2014, the Company elected to change its fiscal year end from the 52 or 53 week period which previously ended on the Sunday nearest to April 30 to the 52 or 53 week period which ends on the Sunday nearest to December 31. The change became effective at the end of the period ended December 29, 2013. Unless otherwise noted, all references to "2015" and "2014" in this report are to the 53 week period ended January 3, 2016 and the 52 week period ended December 28, 2014, respectively.

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
Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows in foreign currencies are translated into U.S. dollars using the average exchange rate over the course of the year. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholder's equity in accumulated other comprehensive income (loss) and included in other comprehensive income (loss) for each period. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses as incurred. We recorded net losses on foreign currency transactions of $3.3 million and $4.0 million in 2015 and 2014, respectively, and net gains of $0.2 million, $0.3 million and $1.1 million in the three months ended December 29, 2013, the five months ended September 26, 2013 and the twelve months ended April 28, 2013, respectively.
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
Accounts Receivable
Accounts receivable are recorded net of the allowance for doubtful accounts. We regularly evaluate the collectibility of our accounts receivable based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer and historical experience. Based on our evaluation, we record reserves to reduce the related receivables to amounts we reasonably believe are collectible. Our reserve for uncollectible accounts receivable was $6.6 million and $7.5 million as of January 3, 2016 and December 28, 2014, respectively.
Inventories
Inventories consist of the following:

	January 3, 2016	December 28, 2014
	(in millions)
Fresh and packaged meats	$885.2	$961.9
Livestock	882.3	928.1
Grains	204.5	191.6
Manufacturing supplies	80.3	79.8
Other	47.4	45.4
Total inventories	$2,099.7	$2,206.8
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
Derivative Financial Instruments and Hedging Activities
See Note 4—Derivative Financial Instruments for our policy.
Property, Plant and Equipment, Net
Property, plant and equipment is generally stated at historical cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are classified in property, plant and equipment, net and depreciated over the lease term. The depreciation of assets held under capital leases is included in depreciation expense. The cost of assets held under capital leases was $30.0 million and $28.5 million at January 3, 2016 and December 28, 2014, respectively. The assets held under capital leases had accumulated depreciation of $2.4 million and $1.2 million at January 3, 2016 and December 28, 2014, respectively. Depreciation expense is included in either cost of sales or selling, general and administrative (SG&A) expenses, as appropriate. Depreciation expense totaled $226.8 million, $223.7 million, $53.7 million, $104.8 million and $235.3 million in 2015, 2014, the three months ended December 29, 2013, the five months ended September 26, 2013 and the twelve months ended April 28, 2013, respectively.
During the construction period of significant assets, the associated interest costs are capitalized. Total interest capitalized was $0.5 million, $1.1 million, $0.4 million, $0.7 million and $4.8 million in 2015, 2014, the three months ended December 29, 2013, the five months ended September 26, 2013 and the twelve months ended April 28, 2013, respectively.

Property, plant and equipment, net, consists of the following:

	Useful Life	January 3, 2016	December 28, 2014
	(in Years)	(in millions)
Land and improvements	0-20	$549.1	$546.4
Buildings and improvements	20-40	924.8	866.1
Machinery and equipment	5-25	1,337.1	1,125.5
Breeding stock	2	191.1	193.0
Computer hardware and software	3-5	44.3	34.3
Other	3-10	72.8	67.2
Construction in progress		242.6	191.2
		3,361.8	3,023.7
Accumulated depreciation		(494.5)	(270.3)
Property, plant and equipment, net		$2,867.3	$2,753.4

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

Intangible assets consist of the following:

	Useful Life	January 3, 2016	December 28, 2014
	(in Years)	(in millions)
Amortized intangible assets:
Customer relations assets	14-16	$54.0	$54.4
Patents, rights and leasehold interests	5-25	3.0	3.0
Contractual relationships	17-22	40.0	40.0
Accumulated amortization		(14.7)	(8.2)
Amortized intangible assets, net		82.3	89.2
Non-amortized intangible assets:
Trademarks	Indefinite	1,283.4	1,291.7
Intangible assets, net		$1,365.7	$1,380.9
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
Amortization expense for intangible assets was $7.0 million, $6.8 million, $1.7 million, $1.7 million and $3.1 million in 2015, 2014, the three months ended December 29, 2013, the five months ended September 26, 2013 and the twelve months ended April 28, 2013, respectively. As of January 3, 2016, the estimated amortization expense associated with our intangible assets for each of the next five years is expected to be $7.0 million.
Investments
See Note 5—Investments for our policy.
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

Pension Accounting
We recognize the funded status of our defined benefit pension plans in the consolidated balance sheets. We measure our pension and other postretirement benefit plan obligations and related plan assets as of the month-end that is closest to our year-end. The measurement of our pension obligations and related costs is dependent on the use of assumptions and estimates. These assumptions include discount rates, salary growth, mortality rates and expected returns on plan assets. Changes in assumptions and future investment returns could potentially have a material impact on our expenses and related funding requirements.
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
Advertising and Promotional Costs
Advertising and promotional costs are expensed as incurred except for certain production costs, which are expensed upon the first airing of the advertisement. Promotional sponsorship costs are expensed as the promotional events occur. Advertising costs totaled $211.4 million, $165.8 million, $48.0 million, $63.5 million and $143.1 million in 2015, 2014, the three months ended December 29, 2013, the five months ended September 26, 2013 and the twelve months ended April 28, 2013, respectively, and are included in SG&A.
Shipping and Handling Costs
Shipping and handling costs are reported as a component of cost of sales.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $78.5 million, $75.3 million, $23.2 million, $31.9 million and $80.9 million in 2015, 2014, the three months ended December 29, 2013, the five months ended September 26, 2013 and the twelve months ended April 28, 2013, respectively.
Recent Accounting Pronouncements
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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 with early adoption permitted. We elected to early adopt this new guidance effective for the first quarter of 2015 and have applied the changes retrospectively to all periods presented. As a result, debt issuance costs of approximately $11.3 million and $16.1 million are presented in long-term debt and capital lease obligations in the consolidated condensed balance sheets as of January 3, 2016 and December 28, 2014, respectively.

In April 2015, the FASB issued ASU 2015-04, Compensation – Retirement Benefits (Topic 715) (ASU 2015-04). For an entity with a fiscal year-end that does not coincide with a month-end, ASU 2015-4 provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. The practical expedient must be applied consistently from year to year and applied consistently to all plans. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 with early adoption permitted. We elected to early adopt this new guidance for 2015. The new guidance does not have a material impact on our consolidated financial statements.

In May 2015, the FASB issued Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). The standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 with early adoption permitted. We elected to early adopt this new guidance for 2015. The changes resulting from the adoption of ASU 2015-07, including revising the prior year presentation, are reflected within Note 12, Fair Value Measurements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). Topic 330 currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016 with early adoption permitted. We elected to early adopt this new guidance for 2015. The new guidance does not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). The standard requires that deferred income tax liabilities and assets be classified as noncurrent in the balance sheet and eliminates prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and noncurrent amount in the balance sheet based on the classification of the related asset or liability. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016 with early adoption permitted. We elected to early adopt this new guidance on a prospective basis and have applied the changes to all deferred tax liabilities and assets and to the consolidated condensed balance sheet as of January 3, 2016. We did not retrospectively apply the changes to prior periods.

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
WH Group's cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. The consolidated balance sheets, as of January 3, 2016 and December 28, 2014, reflect various fair value estimates and analyses, including work performed by third-party valuation specialists. This work was finalized during the third quarter of 2014 with no material adjustments.

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
KCS is a leading U.S. sausage producer and sow processor with annual revenues exceeding $275.0 million in 2015. The merging of KCS's low-cost, efficient operations and high-quality products with our strong brands and sales and marketing team should contribute growth to our packaged meats business. KCS operates in Des Moines, Iowa and Kansas City, Missouri. In Des Moines, KCS produces premium raw materials for sausage, as well as value-added products, including boneless hams and hides.

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
Our initial estimate of the fair value of the noncontrolling interests was measured based on market multiples for similar companies in our industry and consideration of the terms of the acquisition, which provide the noncontrolling interest holders the right to exercise a put option at any time after the seventh anniversary of the acquisition, which would obligate us to redeem their interest. The noncontrolling interests are classified in redeemable noncontrolling interests in the consolidated condensed balance sheet. The redemption amount is the greater of $55.0 million or the result of a computed amount based on a fixed multiple of earnings. We have elected to accrete changes in the redemption amount of the noncontrolling interest over the seven year period until it becomes redeemable. If the noncontrolling interests had been redeemable as of January 3, 2016, the redemption amount would have been $55.0 million.
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
NOTE 3:    DISPOSAL OF ASSETS
In 2015, we sold our product label printing business in Kansas City for $1.65 million cash plus contingent consideration, which we valued at $11.9 million, and recognized a gain of $12.0 million in SG&A, reflected in the Packaged Meats segment.
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counter-party agreements. Additionally, certain of our derivative contracts contain credit risk related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of January 3, 2016, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.
We are exposed to losses in the event of nonperformance or nonpayment by counter-parties under financial instruments. Although our counter-parties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default.  However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counter-parties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counter-parties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of January 3, 2016, we had no significant credit exposure on non-exchange traded derivative contracts. No significant concentrations of credit risk existed as of January 3, 2016.
The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated balance sheets, as appropriate.
The following table presents the fair values of our open derivative financial instruments on a gross basis:

	Assets		Liabilities
	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$1.1	$4.8	$32.3	$24.8
Livestock contracts	11.3	60.7	—	—
Interest rate swaps	—	—	0.2	0.1
Foreign exchange contracts	—	—	1.2	0.2
Total	12.4	65.5	33.7	25.1
Derivatives using the "mark-to-market" method:
Grain contracts	4.2	1.1	1.0	8.5
Livestock contracts	8.3	5.9	0.8	8.6
Energy contracts	—	—	15.7	10.1
Foreign exchange contracts	0.4	0.7	0.3	0.1
Total	12.9	7.7	17.8	27.3
Total fair value of derivative instruments	$25.3	$73.2	$51.5	$52.4

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

The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our consolidated balance sheets and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities:

	January 3, 2016
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative Assets/Liabilities and Cash Collateral	Net Amount Presented in the Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$24.9	$(14.1)	$10.8	$16.1	$26.9
Foreign exchange contracts	0.4	(0.4)	—	—	—
Total	$25.3	$(14.5)	$10.8	$16.1	$26.9
Liabilities:
Commodities	49.8	(14.1)	35.7	(26.9)	8.8
Interest rate swaps	0.2	—	0.2	—	0.2
Foreign exchange contracts	1.5	(0.4)	1.1	—	1.1
Total	$51.5	$(14.5)	$37.0	$(26.9)	$10.1

	December 28, 2014
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative Assets/Liabilities and Cash Collateral	Net Amount Presented in the Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$72.5	$(14.6)	$57.9	$(12.3)	$45.6
Foreign exchange contracts	0.7	(0.3)	0.4	—	0.4
Total	$73.2	$(14.9)	$58.3	$(12.3)	$46.0
Liabilities:
Commodities	52.0	(14.6)	37.4	(32.3)	5.1
Interest rate swaps	0.1	—	0.1	—	0.1
Foreign exchange contracts	0.3	(0.3)	—	—	—
Total	$52.4	$(14.9)	$37.5	$(32.3)	$5.2
See Note 12—Fair Value Measurements for additional information about the fair value of our derivatives.
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of January 3, 2016, we had no cash flow hedges for forecasted transactions beyond November 2019.
When cash flow hedge accounting is applied, derivative gains or losses are recognized as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The ineffective portion of derivative gains and losses is recognized as part of current period earnings. Derivative gains and losses, when reclassified into earnings, are recorded in cost of sales for grain contracts, sales for lean hog contracts, interest expense for interest rate swaps and sales and SG&A expenses for foreign exchange contracts. Gains and losses on derivatives designed to hedge price risk associated with fresh pork sales are recorded in the Hog Production segment.

During 2015, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	56,855,000	81,685,000	Bushels
Soybean meal	433,800	730,300	Tons
Lean hogs	—	1,006,440,000	Pounds
Interest rate	17,360,681	19,493,720	U.S. Dollars
Foreign currency (1)	16,252,933	53,993,260	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following tables present the effects on our consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)			Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	Successor			Successor			Successor
	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	January 3, 2016	December 28, 2014	September 27 - December 29, 2013
	(in millions)			(in millions)			(in millions)
Commodity contracts:
Grain contracts	$(73.8)	$(28.9)	$(8.9)	$(71.1)	$1.7	$(0.9)	$(5.1)	$(3.8)	$(3.7)
Lean hog contracts	186.1	(137.0)	3.1	258.2	(218.7)	3.0	7.3	(6.4)	—
Interest rate swaps	(0.3)	(0.1)	—	—	—	—	—	—	—
Foreign exchange contracts	(3.3)	(0.3)	3.5	(2.3)	2.9	0.3	—	—	—
Total	$108.7	$(166.3)	$(2.3)	$184.8	$(214.1)	$2.4	$2.2	$(10.2)	$(3.7)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)		Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	Predecessor		Predecessor		Predecessor
		Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	April 29 - September 26, 2013	April 28, 2013	April 29 - September 26, 2013	April 28, 2013	April 29 - September 26, 2013	April 28, 2013

Commodity contracts:
Grain contracts	$3.1	$39.1	$23.6	$108.4	$1.3	$—
Lean hog contracts	(29.3)	13.6	5.9	54.9	(0.8)	0.4
Interest rate swaps	—	—	—	—	—	—
Foreign exchange contracts	(0.4)	0.4	(0.3)	2.1	—	—
Total	$(26.6)	$53.1	$29.2	$165.4	$0.5	$0.4

For the periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
As of January 3, 2016, there were deferred net losses of $20.4 million, net of tax of $12.4 million, in accumulated other comprehensive income (loss). We expect to reclassify $10.1 million ($6.2 million net of tax) of the deferred net losses on closed commodity contracts into earnings in 2016. We are unable to estimate the amount of unrealized gains or losses to be reclassified into earnings in 2016 related to open contracts as their values are subject to change.
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
During 2015, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	1,825,000	11,285,000	Bushels
Soybean meal	—	22,600	Tons
The following tables present the effects on our consolidated statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the periods indicated:

Gain (Loss) Recognized in Earnings on Derivative
	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
(in millions)
Commodity contracts (1)	$6.8	$2.4	$—	$0.5	$(12.8)
——————————————

(1)
Includes losses of $7.5 million in the twelve months ended April 28, 2013 representing differences between the spot and futures prices for fair value hedges of hog inventory, which are recorded directly into earnings as they occur. There were no fair value hedges of hog inventory during 2015, 2014, the three months ended December 29, 2013 nor the five months ended September 26, 2013 and, therefore, no differences between spot and futures prices were recognized in those periods.

Gain (Loss) Recognized in Earnings on Related Hedged Item
	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
(in millions)
Commodity contracts	$(6.5)	$(2.0)	$0.1	$(0.5)	$5.0

We recognized gains of $2.5 million, $2.8 million and $4.1 million in 2015, 2014 and the five months ended September 26, 2013 and losses of $2.5 million in the twelve months ended April 28, 2013, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.

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
During 2015, the range of notional volumes associated with open derivative instruments using the “mark-to-market” method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	5,910,000	266,440,000	Pounds
Corn	3,960,000	24,320,000	Bushels
Soybean meal	2,700	25,400	Tons
Soybeans	50,000	3,125,000	Bushels
Wheat	60,000	3,805,000	Bushels
Natural gas	7,460,000	11,000,000	Million BTU
Heating oil	2,016,000	3,276,000	Gallons
Live cattle	—	15,360,000	Pounds
Diesel	3,948,000	7,112,000	Gallons
Crude oil	36,000	72,000	Barrels
Foreign currency (1)	4,694,853	56,532,851	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains (losses) recognized in the consolidated statements of income on derivative instruments using the “mark-to-market” method by type of derivative contract for the periods indicated:

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
	(in millions)
Commodity contracts	$8.9	$2.4	$(5.9)	$8.5	$42.6
Foreign exchange contracts	(1.2)	0.5	1.2	(0.2)	3.7
Total	$7.7	$2.9	$(4.7)	$8.3	$46.3
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

NOTE 5:    INVESTMENTS
Investments consist of the following:

Equity Investment	Segment	% Owned	January 3, 2016	December 28, 2014
			(in millions)
Campofrío Food Group (CFG)	International	37%	$—	$330.0
Mexican joint ventures	International	50%	116.6	142.8
All other equity method investments	Various	Various	25.9	25.2
Total investments			$142.5	$498.0

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
In June 2015, we sold our entire equity interest in CFG to Alfa S.A.B. de C.V. (Alfa) for $354.0 million in cash. As of the date of the sale, the book value of our investment in CFG was $298.7 million. Additionally, we had $54.6 million of unrealized currency translation losses on our balance sheet related to our investment in CFG.

(Income) loss from equity method investments consists of the following:

		Successor			Predecessor
		Twelve Months Ended				Twelve Months Ended
Equity Investment	Segment	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
		(in millions)
CFG	International	$4.9	$(11.1)	$(0.3)	$(0.4)	$(4.8)
Mexican joint ventures	International	(14.5)	(43.7)	2.4	2.1	(9.3)
All other equity method investments	Various	(2.1)	(3.4)	0.5	(1.2)	(0.9)
(Income) loss from equity method investments		$(11.7)	$(58.2)	$2.6	$0.5	$(15.0)

NOTE 6:    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	January 3, 2016	December 28, 2014
	(in millions)
Payroll and related benefits	$320.2	$295.1
Customer incentives and marketing	193.2	139.6
Insurance reserves	62.9	63.4
Accrued interest	58.7	63.8
Derivative instruments and broker deposits	10.1	5.2
Other	183.2	177.9
Total accrued expenses and other current liabilities	$828.3	$745.0
NOTE 7:    DEBT
Long-term debt consists of the following:

	January 3, 2016	December 28, 2014
	(in millions)
6.625% senior unsecured notes, due August 2022, including unamortized premiums of $15.6 million and $19.7 million	$900.2	$1,014.3
7.75% senior unsecured notes, due July 2017, including unamortized premiums of $20.6 million and $38.1 million	446.8	519.3
5.25% senior unsecured notes, due August 2018, net of debt issuance costs of $5.4 million and $8.3 million	446.4	491.7
5.875% senior unsecured notes, due August 2021, net of debt issuance costs of $5.7 million and $7.6 million	349.3	392.4
Floating rate senior unsecured term loan, due May 2020	50.0	200.0
Various, interest rates from 2.45% to 2.76%, due February 2016 through March 2019	71.0	84.0
Total debt	2,263.7	2,701.7
Current portion	(29.1)	(46.9)
Total long-term debt	$2,234.6	$2,654.8

As noted in Note 2—Merger and Acquisitions, existing long-term debt assumed by WH Group was adjusted to fair value based on quoted market prices. Premiums shown above represent the unamortized balance of the fair value adjustment to our 2022 Notes and 2017 Notes.
Scheduled principal payments on long-term debt for the next five years are as follows:

Year	(in millions)
2016	$29.1
2017	458.5
2018	453.1
2019	8.3
2020	50.0

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
Debt Extinguishments
2013 Notes and 2014 Notes
In conjunction with the issuance of the 2022 Notes in July 2012, we commenced a tender offer to purchase any and all of our outstanding 7.75% senior unsecured notes due May 2013 (2013 Notes) and any and all of our outstanding 10% senior secured notes due July 2014 (2014 Notes) (the July 2012 Tender Offer). The July 2012 Tender Offer expired in August 2012. As a result of the July 2012 Tender Offer, we paid $649.4 million to repurchase 2013 Notes and 2014 Notes with face values of $105.0 million and $456.6 million, respectively. Also in August 2012, we exercised the redemption feature available under our 2014 Notes and paid $155.5 million to repurchase the remaining $132.8 million of our 2014 Notes. Net proceeds from the issuance of the 2022 Notes were used to make all of the repurchases of the 2013 Notes and 2014 Notes.
As a result of these repurchases, we recognized losses on debt extinguishment totaling $120.7 million in the twelve months ended April 28, 2013, including the write-off of related unamortized discounts, premiums and debt issuance costs.
In May 2013, we repaid the remaining outstanding principal amount on 2013 Notes totaling $55.0 million.
2017 Notes and 2022 Notes
During the three months ended December 29, 2013, we repurchased $15.6 million and $0.4 million of our 2017 Notes and 2022 Notes, respectively, for $18.1 million and recognized losses on debt extinguishment of $1.7 million.
2017 Notes, 2018 Notes, 2021 Notes and 2022 Notes

In January 2015, we commenced a cash tender offer for our 2017 Notes, 5.25% senior unsecured notes due August 2018 (2018 Notes), 5.875% senior unsecured notes due August 2021 (2021 Notes) and 2022 Notes, subject to a maximum aggregate purchase price of up to $275.0 million (2015 Tender Offer). The 2015 Tender Offer expired in February 2015. As a result of the 2015 Tender Offer, we paid $275.0 million to repurchase $258.0 million of principal. As a result of these repurchases, we recognized losses on debt extinguishment of $12.8 million in 2015, including the write-off of related unamortized premiums and debt issuance costs.
Working Capital Facilities
As of January 3, 2016, we had aggregate credit facilities and credit lines totaling $1.5 billion. Our unused capacity under these credit facilities and credit lines was $1.4 billion. These facilities and lines are generally at prevailing market rates. We pay commitment fees on the unused portion of the facilities.

Average borrowings under credit facilities and credit lines were $80.1 million, $443.2 million, $541.7 million, $349.4 million and $105.4 million at average interest rates of 2.0%, 3.0%, 3.0%, 3.0% and 5.2% during 2015, 2014, the three months ended December 29, 2013, the five months ended September 26, 2013 and the twelve months ended April 28, 2013, respectively. Maximum borrowings were $377.8 million, $946.7 million, $759.3 million, $719.3 million and $229.9 million in 2015, 2014, the three months ended December 29, 2013, the five months ended September 26, 2013 and the twelve months ended April 28, 2013, respectively. Total outstanding borrowings were $38.8 million as of January 3, 2016 and $50.1 million as of December 28, 2014 with average interest rates of 2.4% and 3.0%, respectively.
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
In April 2015, we entered into a new $1.025 billion asset-based revolving credit facility agreement (the Inventory Revolver Credit Agreement) which replaced the Inventory Revolver which would have matured in June 2016. The Inventory Revolver Credit Agreement provides for an option, subject to obtaining additional loan commitments and certain other conditions, to increase the available commitments by up to $375.0 million in the future. It also includes a multicurrency subfacility for Canadian Dollars, Japanese Yen, Euros, British Pounds Sterling and U.S. Dollars of up to the foreign currency equivalent of $100.0 million, a subfacility of up to $50.0 million for swingline borrowings and a subfacility of up to $150.0 million for issuances of letters of credit.
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
As part of the Securitization Facility, all accounts receivable of our major Fresh Pork and Packaged Meats subsidiaries are sold to a wholly owned “bankruptcy remote” special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of January 3, 2016, the SPV held $626.7 million of accounts receivable and we had no outstanding borrowings on the Securitization Facility.
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
Rabobank Term Loan
In May 2015, we refinanced our $200.0 million Rabobank Term Loan and extended its maturity date from May 1, 2018 to May 1, 2020. After the refinancing, the total capacity of the Rabobank term loan was $150.0 million, with $50.0 million outstanding. We may draw the additional $100.0 million until April 15, 2016. We may elect to prepay the loan at any time, subject to the payment of certain prepayment fees in respect of any voluntary prepayment prior to April 15, 2017 and other customary breakage costs. Interest accrues, at our option, at LIBOR plus 3.25%.
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
NOTE 8:    LEASE OBLIGATIONS, COMMITMENTS AND GUARANTEES
Lease Obligations
We lease facilities and equipment under non-cancelable operating leases. The terms of each lease agreement vary and may contain renewal or purchase options. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the lease. Rental expense under operating leases of real estate, machinery, vehicles and other equipment was $49.2 million, $43.0 million, $11.7 million, $19.2 million and $47.1 million in 2015, 2014, the three months ended December 29, 2013, the five months ended September 26, 2013 and the twelve months ended April 28, 2013, respectively.

In 2015, we constructed a distribution center and sold it for $43.3 million. Concurrent with the sale, we entered into an agreement to leaseback the property from the purchaser over a non-cancelable lease term of 20 years, with renewal options. This lease is accounted for as an operating lease.
Future rental commitments under non-cancelable operating leases as of January 3, 2016 are as follows:

Year	(in millions)
2016	$49.0
2017	43.0
2018	36.1
2019	30.3
2020	22.8
Thereafter	78.8
Total	$260.0

As of January 3, 2016, future minimum lease payments under capital leases were approximately $25.0 million. The present value of the future minimum lease payments was $24.5 million. The long-term portion of capital lease obligations was $23.3 million and $23.7 million as of January 3, 2016 and December 28, 2014, respectively, and the current portion was $1.2 million and $1.2 million as of January 3, 2016 and December 28, 2014, respectively.
Commitments
We have agreements, expiring through 2022, to use cold storage warehouses owned by partnerships, of which we are 50% partners. We have agreed to pay prevailing competitive rates for use of the facilities, subject to aggregate guaranteed minimum annual fees. In 2015, 2014, the three months ended December 29, 2013, the five months ended September 26, 2013 and the twelve months ended April 28, 2013, we paid $16.3 million, $20.7 million, $4.5 million, $7.4 million and $16.6 million, respectively, in fees for use of the facilities. We had investments in the partnerships of $5.1 million as of January 3, 2016 and $4.2 million as of December 28, 2014, respectively.
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

Year	(in millions)
2016	$2,006.3
2017	1,559.5
2018	1,179.3
2019	830.9
2020	745.2

As of January 3, 2016, we were also committed to purchase approximately $210.5 million under forward grain contracts payable in 2016.
We had $57.9 million of committed funds related to approved capital expenditure projects as of January 3, 2016. These projects are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
Guarantees
As part of our business, we are a party to various financial guarantees and other commitments as described below. These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheet as of January 3, 2016. We could become liable in connection with these obligations depending on the performance of the guaranteed party or the occurrence of future events that we are unable to predict. If we consider it probable that we will become responsible for an obligation, we will record the liability on our consolidated balance sheet.

As of January 3, 2016, we continued to guarantee $6.7 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.
NOTE 9:    INCOME TAXES
Income tax expense consists of the following:

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
	(in millions)
Current income tax expense:
Federal	$113.0	$122.5	$0.2	$13.8	$39.8
State	8.9	16.2	0.9	0.1	6.1
Foreign	9.8	16.3	0.2	2.5	5.5
	131.7	155.0	1.3	16.4	51.4
Deferred income tax expense (benefit):
Federal	66.8	43.6	7.4	7.1	(2.6)
State	8.6	26.4	1.7	(11.4)	(10.5)
Foreign	(11.5)	(8.0)	5.4	0.6	7.8
	63.9	62.0	14.5	(3.7)	(5.3)
Total income tax expense	$195.6	$217.0	$15.8	$12.7	$46.1

A reconciliation of taxes computed at the federal statutory rate to the effective tax rate is as follows:

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
Federal income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.9	3.5	3.8	(10.6)	(0.2)
Foreign income taxes	(1.3)	(3.4)	16.4	10.4	(1.7)
Net change in uncertain tax positions	(0.1)	—	(1.8)	(1.3)	0.6
Net change in valuation allowance	—	(0.8)	(20.1)	(10.1)	(4.8)
Tax credits	(1.9)	(0.8)	(4.5)	(6.5)	(5.7)
Manufacturer's deduction	(1.9)	(1.6)	(0.6)	(0.2)	(1.5)
Foreign restructuring	(1.6)	(2.3)	—	—	—
Other	0.1	(1.5)	3.1	3.0	(1.6)
Effective tax rate	30.2%	28.1%	31.3%	19.7%	20.1%

We had income taxes receivable of $87.5 million and $64.4 million as of January 3, 2016 and December 28, 2014, respectively, in prepaid expenses and other current assets. Additionally, we had current taxes payable of $1.2 million as of December 28, 2014 in other current liabilities.

The tax effects of temporary differences consist of the following:

	January 3, 2016	December 28, 2014
	(in millions)
Deferred tax assets:
Pension and other retirement liabilities	$178.9	$222.3
Tax credits, carryforwards and net operating losses	50.8	54.8
Accrued expenses and other current liabilities	45.7	46.8
Derivatives	10.6	—
Employee benefits	25.4	24.8
Other	30.7	26.8
	342.1	375.5
Valuation allowance	(19.2)	(34.9)
Total deferred tax assets	$322.9	$340.6
Deferred tax liabilities:
Property, plant and equipment	$519.9	$508.6
Intangible assets	451.0	434.2
Derivatives	—	9.7
Investments in subsidiaries	9.3	20.0
Total deferred tax liabilities	$980.2	$972.5

The following table presents the classification of deferred taxes in our balance sheets as of January 3, 2016 and December 28, 2014:

	January 3, 2016	December 28, 2014
	(in millions)
Prepaids and other current assets	$—	$65.6
Other assets	10.9	—
Deferred income taxes, net	668.2	697.5

Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized. Valuation allowances are established in the event that management believes the related tax benefits will not be realized. The valuation allowance primarily relates to state credits, state net operating loss carryforwards and losses in foreign jurisdictions for which no tax benefit was recognized. During 2015, the valuation allowance decreased $15.7 million which is primarily due to utilization of foreign losses and valuation allowance releases included in foreign restructuring. During 2014, the valuation allowance decreased by $7.4 million which is primarily due to foreign valuation allowance releases and expirations.
The tax credits, carryforwards and net operating losses expire from 2016 to 2036.
There were foreign subsidiary net earnings that were considered permanently reinvested of $198.5 million and $110.2 million as of January 3, 2016 and December 28, 2014, respectively. It is not reasonably determinable as to the amount of deferred tax liability that would need to be provided if such earnings were not reinvested.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

(in millions)
Balance, April 28, 2013	$15.7
Additions for tax positions taken in the current year	1.6
Reduction for tax positions taken in prior years	(0.2)
Settlements with taxing authorities	(2.1)
Lapse of statute of limitations	(1.1)
Balance, December 29, 2013	13.9
Additions for tax positions taken in the current year	2.4
Additions for tax positions taken in prior years	0.4
Settlements with taxing authorities	(1.7)
Lapse of statute of limitations	(1.3)
Balance, December 28, 2014	13.7
Additions for tax positions taken in the current year	2.4
Reductions for tax positions taken in prior years	(0.8)
Settlements with taxing authorities	(1.7)
Lapse of statute of limitations	(2.4)
Balance, January 3, 2016	$11.2
We operate in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and are subject to examination from various tax authorities. The liability for unrecognized tax benefits included $3.2 million and $4.9 million of accrued interest as of January 3, 2016 and December 28, 2014, respectively. We recognized $1.0 million of net interest income during 2015, $0.3 million of net interest expense during 2014, $0.5 million of net interest income during the eight months ended December 29, 2013 and $0.4 million of net interest expense during the twelve months ended April 28, 2013, respectively, in income tax expense. The liability for unrecognized tax benefits included $10.2 million as of January 3, 2016 and $13.0 million as of December 28, 2014, that if recognized, would impact the effective tax rate.
We are currently being audited in several tax jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, we may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. We have concluded all U.S. federal income tax matters through the tax year ended December 29, 2013. We are currently under U.S federal examination for the tax years ended December 28, 2014 and January 3, 2016.
Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions as of January 3, 2016, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $3.0 million within twelve months of January 3, 2016.
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

The following table presents a reconciliation of the pension benefit obligation, plan assets and the funded status of these pension plans:

	January 3, 2016	December 28, 2014
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,815.9	$1,653.0
Service cost	57.9	48.9
Interest cost	78.0	84.3
Settlements	—	(69.4)
Benefits paid (1)	(109.9)	(154.9)
Actuarial loss	(43.4)	254.0
Past service cost	(15.2)	—
Benefit obligation at end of year	1,783.3	1,815.9

Change in plan assets: (1)
Fair value of plan assets at beginning of year	1,214.7	1,122.8
Actual return on plan assets	(10.5)	122.4
Employer contributions	200.0	167.1
Settlements	—	(69.4)
Benefits paid	(81.6)	(128.2)
Fair value of plan assets at end of year	1,322.6	1,214.7
Funded status	$(460.7)	$(601.2)

Amounts recognized in the consolidated balance sheet:
Net long-term pension liability	(431.5)	(574.9)
Accrued expenses and other current liabilities	(30.1)	(26.7)
Other assets	0.9	0.4
Net amount recognized at end of year	$(460.7)	$(601.2)

——————————————

(1)
Excludes the assets and related activity of our non-qualified defined benefit pension plans. The fair value of assets related to our non-qualified plans was $111.4 million and $107.9 million as of January 3, 2016 and December 28, 2014, respectively. We made $31.6 million and $6.6 million of cash contributions to our non-qualified plans in 2015 and 2014, respectively. Benefits paid for our non-qualified plans were $28.3 million and $26.7 million in 2015 and 2014, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $1.7 billion and $1.7 billion as of January 3, 2016 and December 28, 2014, respectively. The accumulated benefit obligation for all of our defined benefit pension plans exceeded the fair value of plan assets for all periods presented.
The following table shows the pre-tax unrecognized items included as components of accumulated other comprehensive income (loss) related to our defined benefit pension plans as of the dates indicated:

	January 3, 2016	December 28, 2014
	(in millions)
Unrecognized actuarial loss	$(252.9)	$(193.3)
Unrecognized prior service credit	16.2	—

We expect to recognize $11.4 million of the actuarial loss and $2.2 million of the prior service credit in net periodic pension cost in 2016.

The following table presents the components of the net periodic pension cost for the periods indicated:

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
	(in millions)
Service cost	$57.9	$48.9	$9.8	$22.6	$47.2
Interest cost	78.0	84.3	21.6	32.8	74.8
Expected return on plan assets	(95.2)	(85.9)	(19.5)	(35.4)	(78.8)
Net amortization	3.6	—	—	24.8	52.9
Settlement loss (1)	—	3.3	—	—	—
Net periodic pension cost	$44.3	$50.6	$11.9	$44.8	$96.1

——————————————

(1)	A settlement loss was recognized during 2014 as the result of terminated vested participants in our qualified plans electing an early cash payout.

The following table shows our weighted average assumptions for the periods indicated:

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
Discount rate to determine net periodic benefit cost (1)	4.55%	5.25%	5.30%	4.45%	4.75%
Discount rate to determine benefit obligation	4.70	4.30	5.25	5.30	4.45
Expected long-term rate of return on plan assets	7.50	7.50	7.25	7.25	7.75
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00

——————————————

(1)
We performed an interim remeasurement of our plan obligations and assets as of June 26, 2015. The discount rate used to determine net periodic benefit cost was 4.3% for the first half of 2015 and 4.8% for the second half of 2015.

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
In 2014 we began to use a new mortality table that has the flexibility to consider industry specific groups, such as blue collar or white collar.
To determine the expected long-term return on plan assets, we consider the current and anticipated asset allocations, as well as historical and estimated returns on various categories of plan assets.  Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices in order to assess the capital market assumptions. Over the 5-year period ended January 3, 2016 and December 28, 2014, the average rate of return on plan assets was approximately 6.75% and 9.81%, respectively. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods.

Pension plan assets may be invested in cash and cash equivalents, equities, commingled funds, debt securities and alternative investments. Our investment policy for the pension plans is to balance risk and return through a diversified portfolio of high-quality equity and fixed income securities. Equity targets for the pension plans are as indicated in the following table. Maturity for fixed income securities is managed such that sufficient liquidity exists to meet near-term benefit payment obligations. The plans retain outside investment advisors to manage plan investments within parameters established by our plan trustees.
The following table presents the fair value of our qualified pension plan assets by major asset category as of January 3, 2016 and December 28, 2014. The allocation of our pension plan assets is based on the target range presented in the following table.

	January 3, 2016	December 28, 2014	Target Range
Asset category:	(in millions)
Cash and cash equivalents, net of unsettled transactions	$94.7	$103.1	0-4%
Equity securities	502.0	459.4	30-50%
Debt securities	627.9	555.4	35-55%
Alternative assets	98.0	96.8	5-20%
Total	$1,322.6	$1,214.7

See Note 12—Fair Value Measurements for additional information about the fair value of our pension assets.
We do not expect to have a funding requirement in 2016 for our qualified pension plans. See Note 18—Subsequent Events for additional information about contributions made subsequent to year-end.
Expected future benefit payments for our defined benefit pension plans are as follows:

Year	(in millions)
2016	$75.6
2017	79.7
2018	83.7
2019	87.8
2020	91.2
2021-2025	503.3

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

Each multiemployer plan in which we participate has a certified zone status as currently defined by the Pension Protection Act of 2006. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan's actuary. The following are descriptions of the zone status types based on criteria established under the Internal Revenue Code (IRC):

▪
"Red" Zone—Plan has been determined to be in "critical status" and is generally less than 65% funded. A rehabilitation plan, as required under the IRC, must be adopted by plans in the "red" zone. Plan participants may be responsible for the payment of surcharges, in addition to the contribution rate specified in the applicable collective bargaining agreement, for a plan in "critical status," in accordance with the requirements of the IRC.

▪	"Yellow” Zone—Plan has been determined to be in "endangered status" and is generally less than 80% funded. A funding improvement plan, as required under the IRC, must be adopted.

▪	"Green” Zone—Plan has been determined to be neither in "critical status" nor in "endangered status," and is generally at least 80% funded.
All plans in which we participate were in the "green" zone for the two most recent benefit plan years that have been certified.
The following table summarizes our contributions to multiemployer plans (1):

		Twelve Months Ended			Twelve Months Ended
Plan	EIN / PN (2)	January 3, 2016	December 28, 2014	April 29 - December 29, 2013	April 28, 2013	Expiration Dates of Collective Bargaining Agreements
			(in millions)
United Food and Commercial Workers International Union Industry Pension Fund	51-6055922 / 001	$1.3	$1.3	$0.9	$1.2	Multiple (3)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390 / 001	0.2	0.2	0.1	0.2	October 2018
IAM National Pension Fund National Pension Plan	51-6031295 / 002	0.1	0.1	0.1	0.1	February 2018
Total contributions to multiemployer plans		$1.6	$1.6	$1.1	$1.5
——————————————

(1)
Contributions represent the amounts we contributed to the plans during the periods ending in the specified year. Our contributions to each plan did not exceed 5% of total plan contributions for any plan year presented.

(2)	Represents the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

(3)
We have multiple collective bargaining agreements associated with the United Food and Commercial Workers International Union Industry Pension Fund. These agreements are currently scheduled to expire in May 2016, January 2018 and December 2018.

Other Employee Benefit Plans
We sponsor defined contribution pension plans (401(k) plans) covering substantially all U.S. employees. Our contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $21.6 million, $18.2 million, $4.1 million, $8.0 million, and $15.0 million in 2015, 2014, the three months ended December 29, 2013, the five months ended September 26, 2013 and twelve months ended April 28, 2013, respectively.
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
In 2014, 160,500,000 stock options were granted to Smithfield executives and management under the WH Group Incentive Plan. Stock options granted under the WH Group Incentive Plan are subject to graded vesting over five years and were valued in five separate tranches, according to the expected life of each tranche. No stock options were granted in 2015. We recognized $17.6 million and $9.2 million of compensation expense for the stock options in 2015 and 2014, respectively. The related income tax benefit recognized was $6.4 million and $3.4 million in 2015 and 2014, respectively. There was no compensation expense capitalized as part of inventory or fixed assets in 2015 nor 2014.
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

The following table summarizes stock option activity under the WH Group Incentive Plan as of January 3, 2016, and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price (HKD)	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (HKD)	Aggregate Intrinsic Value (USD)
					(in millions)
Outstanding as of December 28, 2014	151,400,000	$6.20	$0.80		$—	$—
Forfeited	(3,329,833)	$6.20	$0.80
Outstanding as of January 3, 2016	148,070,167	$6.20	$0.80	8.6	$—	$—
Exercisable as of January 3, 2016	14,807,017	$6.20	$0.80	8.6	$—	$—
The weighted average grant-date fair value of options granted during 2014 was $0.42 USD ($3.22 HKD). As of January 3, 2016, there was $23.1 million of total unrecognized compensation cost related to nonvested stock options granted under the WH Group Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.4 years.
During the twelve months ended May 3, 2009, we adopted the 2008 Incentive Compensation Plan (the Incentive Plan), which replaced the 1998 Stock Incentive Plan and provided for the issuance of non-statutory stock options and other awards to employees, non-employee directors and consultants.

Upon completion of the Merger, all then-outstanding stock-based compensation awards, whether vested or unvested, were converted into the right to receive the Merger Consideration, less the exercise price of such awards, if any. As a result, we made aggregate cash payments totaling $82.1 million to plan participants following the Merger, which were included as a component of the purchase price consideration. The Incentive Plan was discontinued as a result of the Merger. Stock-based compensation expense was $2.0 million and $8.4 million for the five months ended September 26, 2013 and the twelve months ended April 28, 2013, respectively. The related income tax benefits recognized were $0.4 million and $1.8 million for the five months ended September 26, 2013 and the twelve months ended April 28, 2013, respectively. There was no compensation expense capitalized as part of inventory or fixed assets during the five months ended September 26, 2013 nor the twelve months ended April 28, 2013.
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
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following:

	January 3, 2016	December 28, 2014	December 29, 2013
	(in millions)
Foreign currency translation	$(216.2)	$(127.4)	$27.3
Pension accounting	(141.1)	(117.6)	14.6
Hedge accounting	(20.4)	26.4	(2.9)
Accumulated other comprehensive income (loss)	$(377.7)	$(218.6)	$39.0

Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss):

	Successor
	Twelve Months Ended
	January 3, 2016			December 28, 2014
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation loss	$(137.0)	$12.7	$(124.3)	$(167.5)	$12.8	$(154.7)
Translation losses reclassified to non-operating (gain) loss	54.6	(19.1)	35.5	$—	—	—

Pension accounting:
Actuarial gain (loss)	(57.8)	22.5	(35.3)	(217.5)	83.3	(134.2)
Prior Service Cost	15.2	(5.8)	9.4	—	—	—
Amortization of actuarial losses and prior service credits reclassified to cost of sales	1.6	(0.5)	1.1	1.0	(0.4)	0.6
Amortization of actuarial losses and prior service credits reclassified to SG&A	2.0	(0.7)	1.3	2.3	(0.9)	1.4

Hedge accounting:
Gains (losses) arising during the period	108.7	(43.0)	65.7	(166.3)	65.2	(101.1)
(Gains) losses reclassified to sales	(255.9)	100.0	(155.9)	215.8	(84.4)	131.4
(Gains) losses reclassified to cost of sales	71.1	(27.7)	43.4	(1.7)	0.7	(1.0)
Total other comprehensive income (loss)	$(197.5)	$38.4	$(159.1)	$(333.9)	$76.3	$(257.6)

	Successor			Predecessor
							Twelve Months Ended
	September 27 - December 29, 2013			April 29 - September 26, 2013			April 28, 2013
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation gain (loss)	$29.6	$(2.3)	$27.3	$23.3	$(6.4)	$16.9	$(12.5)	$1.4	$(11.1)

Pension accounting:
Amortization of actuarial losses and prior service credits reclassified to cost of sales	8.5	(3.3)	5.2	7.4	(2.9)	4.5	(12.3)	4.8	(7.5)
Amortization of actuarial losses and prior service credits reclassified to SG&A	15.2	(5.8)	9.4	17.4	(6.8)	10.6	(28.8)	11.1	(17.7)

Hedge accounting:
Gains (losses) arising during the period	(2.3)	0.9	(1.4)	(26.6)	10.3	(16.3)	53.3	(20.8)	32.5
Losses reclassified to sales	(3.0)	1.2	(1.8)	(5.9)	2.3	(3.6)	(54.9)	21.4	(33.5)
(Gains) losses reclassified to cost of sales	0.9	(0.4)	0.5	(23.6)	9.2	(14.4)	(108.4)	42.1	(66.3)
(Gains) losses reclassified to SG&A	(0.3)	0.1	(0.2)	0.3	—	0.3	(2.1)	0.4	(1.7)
Total other comprehensive income (loss)	$48.6	$(9.6)	$39.0	$(7.7)	$5.7	$(2.0)	$(165.7)	$60.4	$(105.3)
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities, including assets held in a rabbi trust used to fund the Supplemental Plan, that were measured at fair value on a recurring basis as of January 3, 2016 and December 28, 2014:

	January 3, 2016				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$10.8	$—	$—	$10.8	$57.8	$0.1	$—	$57.9
Foreign exchange contracts	—	—	—	—	—	0.4	—	0.4
Bond securities	—	—	—	—	15.9	—	—	15.9
Insurance contracts	—	70.0	—	70.0	—	70.0	—	70.0
Total	$10.8	$70.0	$—	$80.8	$73.7	$70.5	$—	$144.2

Liabilities
Derivatives:
Commodity contracts	18.6	17.1	—	35.7	18.0	19.4	—	37.4
Interest rate swaps	—	0.2	—	0.2	—	0.1	—	0.1
Foreign exchange contracts	—	1.1	—	1.1	—	—	—	—
Total	$18.6	$18.4	$—	$37.0	$18.0	$19.5	$—	$37.5

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. We had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis during 2015 nor 2014, except for the allocation of the total purchase consideration to the estimated fair values of our assets acquired and liabilities assumed by WH Group as part of the Merger. We finalized the allocation in the third quarter of 2014 with no material adjustments. See Note 2—Merger and Acquisitions for further information on the Merger.

Pension Plan Assets
The following table summarizes our qualified pension plan assets measured at fair value on a recurring basis (at least annually) as of January 3, 2016 and December 28, 2014:

	January 3, 2016				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Cash and cash equivalents	$86.7	$—	$—	$86.7	$95.0	$—	$—	$95.0

Equity securities:
U.S. common stock:
Health care	34.8	—	—	34.8	30.7	—	—	30.7
Financial services	42.8	—	—	42.8	44.5	—	—	44.5
Retail and consumer products	29.5	—	—	29.5	36.5	—	—	36.5
Energy	15.4	—	—	15.4	9.4	—	—	9.4
Information technology	50.8	—	—	50.8	75.3	—	—	75.3
Manufacturing and industrials	29.2	—	—	29.2	26.0	—	—	26.0
Telecommunications	9.1	—	—	9.1	4.7	—	—	4.7
International common stock	132.7	—	—	132.7	131.8	—	—	131.8

Commingled funds:
International (1)	—	—	—	142.5	—	—	—	75.0
Domestic small cap (1)	—	—	—	15.2	—	—	—	25.5
Asset-backed securities (1)	—	—	—	7.3	—	—	—	17.4
Emerging markets securities (1)	—	—	—	19.8	—	—	—	22.6
Cash (1)	—	—	—	11.4	—	—	—	14.0
Corporate debt securities (1)	—	—	—	352.5	—	—	—	297.2
Government debt securities (1)	—	—	—	179.4	—	—	—	204.2

Fixed Income:
Corporate debt securities	0.8	28.2	—	29.0	—	—	—	—
Government debt securities	28.5	—	—	28.5	—	—	—	—

Alternative investments:
Diversified investment funds (1)	—	—	—	55.9	—	—	—	59.5

Limited partnerships (1)	—	—	—	41.1	—	—	—	36.4

Insurance contracts	—	—	1.0	1.0	—	—	0.9	0.9

Total fair value	$460.3	$28.2	$1.0	1,314.6	$453.9	$—	$0.9	1,206.6
Unsettled transactions, net				8.0				8.1
Total plan assets				$1,322.6				$1,214.7

——————————————
(1) Assets that are measured at fair value using net asset value per share as a practical expedient and have not been categorized in the fair value hierarchy.

The following are descriptions of the valuation methodologies and key inputs used to measure pension plan assets recorded at fair value:

▪
Cash and cash equivalents—Cash equivalents include highly liquid investments with original maturities of three months or less. Due to their short-term nature, the carrying amount of these instruments approximates the estimated fair value. Actively traded money market funds are classified as Level 1 and included in cash and cash equivalents.

▪
Equity securities—The fair value of equity securities are based on quoted prices in active markets and classified as Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, such as equities and mutual funds traded in active markets.

▪
Commingled Funds—The fair value of commingled funds are measured using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The net asset value per share is based on the fair value of the underlying assets owned by the funds, minus its liabilities then divided by the total number of shares outstanding. Underlying assets of commingled funds primarily consist of liquid equity and fixed income securities with quoted prices in active markets.

▪
Fixed income—When available, the fair value of fixed income securities are based on quoted prices in active markets and classified as Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, such as equities and mutual funds traded in active markets.

If quoted prices are not available, fair values of fixed income instruments are obtained from pricing services, broker quotes or other model-based valuation techniques with observable inputs and classified as Level 2. The nature of these fixed income instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data and securities that are valued using other financial instruments, the parameters of which can be directly observed. Level 2 fixed income instruments include corporate debt securities.

•
Alternative Investments—The fair value of alternative investments are measured using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The net asset value per share is based on the fair value of the underlying assets owned by the alternative investment funds, minus its liabilities then divided by the total number of shares outstanding.

▪
Limited partnerships—The fair value of limited partnerships are measured using the net asset value practical expedient and have not been categorized in the fair value hierarchy. The net asset value is based on the fair value of the underlying assets owned by the partnership, minus its liabilities then multiplied by the ownership percentage of the pension plans.

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

The following table summarizes the changes in our Level 3 pension plan assets for the twelve months ended January 3, 2016 and December 28, 2014:

Insurance Contracts
(in millions)
Balance, December 29, 2013	$1.1
Actual return on plan assets:
Related to assets held at the reporting date	—
Related to assets sold during the period	—
Purchases, sales and settlements, net	(0.2)
Balance, December 28, 2014	0.9
Actual return on plan assets:
Related to assets held at the reporting date	—
Related to assets sold during the period	—
Purchases, sales and settlements, net	0.1
Balance, January 3, 2016	$1.0

Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of total debt as of January 3, 2016 and December 28, 2014:

	January 3, 2016		December 28, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Debt	$2,336.8	$2,263.7	$2,782.0	$2,701.7

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.
NOTE 13:    RELATED PARTY TRANSACTIONS
The following table presents amounts owed from and to related parties as of January 3, 2016 and December 28, 2014:

	January 3, 2016	December 28, 2014
	(in millions)
Current receivables from related parties	$15.5	$2.5
Total receivables from related parties	$15.5	$2.5

Current payables to related parties	5.3	1.2
Total payables to related parties	$5.3	$1.2
We had sales of $315.6 million, $183.2 million and $10.2 million, during 2015, 2014 and the three months ended December 29, 2013, respectively, to other subsidiaries of WH Group.
One of our vice presidents of our Hog Production segment holds an ownership interest in JCT LLC (JCT). JCT owns certain farms that produce hogs under contract with the Hog Production segment. During 2015, 2014, the eight months ended December 29, 2013 and the twelve months ended April 28, 2013, we paid $1.9 million, $1.7 million, $1.4 million and $6.2 million, respectively, to JCT for the production of hogs. During 2015, the eight months ended December 29, 2013 and the twelve months ended April 28, 2013, we received $0.1 million, $0.2 million and $2.6 million, respectively, from JCT for reimbursement of associated farm and other support costs. We did not receive any reimbursement of associated farm or other support costs from JCT during 2014.
Also, multiple other vice presidents of the Hog Production segment hold ownership interests in Seacoast, LLC, Advantage Farms, LLC, Old Oak Farms LLC, Pork Partners, Inc. and Lisbon 1 Farms Inc. These companies produce and raise hogs for us under contractual arrangements that are consistent with third party grower contracts. During 2015, 2014, the eight months ended December 29, 2013 and the twelve months ended April 28, 2013, we paid service fees of $2.4 million, $2.8 million, $1.1 million and $1.5 million, respectively, to these companies. In 2015, 2014 and the twelve months ended April 28, 2013, we received $0.1 million, $0.1 million and $0.2 million, respectively, from these companies for reimbursement of associated farm and other support costs. We did not receive any reimbursement of associated farm or other support costs during the eight months ended December 29, 2013.
Wendell Murphy, a former director of the Company, and his immediate family members hold ownership interests in multiple farms that conduct business with us. These farms either produce hogs for us or produce and sell feed ingredients to us. In the twelve months ended April 28, 2013, we paid $51.6 million to these entities for hogs, feed ingredients and reimbursement of associated farm and other support costs. As a result of the Merger, Mr. Murphy is no longer a director of the Company.
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
In August, September and October 2014, 25 complaints were filed in the Eastern District of North Carolina by 515 individual plaintiffs against our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. The complaints stemmed from the nuisance cases previously filed in the Superior Court of Wake County. On February 23, 2015, all 25 complaints were amended, one complaint was severed into two separate actions, and several additional plaintiffs were joined, bringing the total number of plaintiffs to 541. On June 29, 2015, the Court granted Murphy-Brown's motion to strike certain allegations in the complaints, and plaintiffs subsequently amended all 26 complaints pursuant to the Court's order. Ten plaintiffs dismissed their claims without prejudice. Murphy-Brown filed its answers and affirmative defenses to all 26 complaints on August 31, 2015, and the parties are engaging in discovery. During discovery, several additional plaintiffs dismissed their claims. The 26 currently pending complaints include claims on behalf of 516 plaintiffs and relate to approximately 14 company-owned and 75 contract farms. All 26 complaints include causes of action for temporary nuisance and negligence and seek recovery of an unspecified amount of compensatory, special and punitive damages. The Company believes that the claims are unfounded and intends to defend the suits vigorously.
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
NOTE 15:    REPORTABLE SEGMENTS
Our operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions and assess performance. For external reporting purposes, we aggregate operating segments which have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments based on a combination of factors, including products produced and geographic areas of operations. Our reportable segments are: Fresh Pork, Packaged Meats, Hog Production, International and Corporate. During all periods presented, our Chief Operating Decision Maker (CODM) has been the Chief Executive Officer of the Company.
Fresh Pork Segment
The Fresh Pork segment consists of our U.S. fresh pork operations. The Fresh Pork segment processes live hogs and produces a wide variety of fresh pork products in the U.S. and markets them nationwide and to numerous foreign markets, including China, Japan, Mexico, Russia and Canada. Fresh pork products include loins, butts, picnics and ribs, among others. The Fresh Pork segment processed 30.5 million hogs during 2015.

Packaged Meats Segment
The Packaged Meats segment consists of our U.S. packaged meats operations. The Packaged Meats segment utilizes fresh pork and other raw meat products to produce a wide variety of packaged meats products in the U.S. and markets them primarily in the U.S. Packaged meats products include smoked and boiled hams, bacon, sausage, hot dogs (pork, beef and chicken), deli and luncheon meats, speciality products such as pepperoni, dry meat products, and ready-to-eat, prepared foods such as pre-cooked entrees and pre-cooked bacon and sausage. The Packaged Meats segment sales volume totaled 3.0 billion pounds in 2015.
Hog Production Segment
The Hog Production segment consists of our hog production operations located in the U.S. The Hog Production segment operates numerous facilities with approximately 897,000 sows and produced 15.9 million hogs in 2015. The Hog Production segment produces approximately 47% of the Fresh Pork segment's live hog requirements.
The following table shows the percentages of Hog Production segment revenues derived from hogs sold internally and externally, and other products for the periods indicated:

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
Internal hog sales	76%	79%	81%	80%	77%
External hog sales	12	14	12	13	15
Other products (1)	12	7	7	7	8
	100%	100%	100%	100%	100%
——————————————

(1)	Consists primarily of grains.
International Segment
The International segment includes our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations in Mexico, our hog production operations located in Poland and Romania, our interests in hog production operations in Mexico, and our former investment in CFG. Our international meat processing operations produce a wide variety of fresh pork, poultry and packaged meats products, including cooked hams, sausages, hot dogs, bacon and canned meats. The International segment processed 4.6 million hogs and sold 463.2 million pounds and 826.7 million pounds of packaged meats and fresh meats, respectively, during 2015.
The following table shows the percentages of International segment revenues derived from packaged meats, fresh meats and hog production for the periods indicated:

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
Packaged meats	43%	41%	42%	46%	49%
Fresh meats (1)	54	55	57	53	50
Hog production (2)	3	4	1	1	1
	100%	100%	100%	100%	100%
——————————————

(1)	Includes feathers, by-products and rendering.

(2)	Includes external hog and feed sales.

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

	Successor
	Twelve Months Ended
	January 3, 2016	December 28, 2014
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Fresh Pork (1)	$5,089.9	$5,780.0
Packaged Meats	7,089.1	7,173.0
Hog Production	3,069.7	3,384.6
International	1,422.8	1,654.0
Total segment sales	16,671.5	17,991.6
Intersegment sales—
Fresh Pork (1)	(59.4)	(56.4)
Packaged Meats	(0.1)	(0.2)
Hog Production	(2,129.4)	(2,862.8)
International	(44.2)	(40.9)
Total intersegment sales	(2,233.1)	(2,960.3)
Consolidated sales	$14,438.4	$15,031.3

Depreciation and amortization:
Fresh Pork	62.9	59.8
Packaged Meats	91.0	89.9
Hog Production	47.9	47.3
International	30.3	31.6
Corporate	2.0	2.2
Consolidated depreciation and amortization	$234.1	$230.8

Interest (income) expense:
Fresh Pork	—	0.3
Packaged Meats	(1.3)	(1.2)
Hog Production	203.9	195.9
International	8.7	12.7
Corporate	(77.5)	(48.3)
Consolidated interest expense	$133.8	$159.4

(Income) loss from equity method investments
Fresh Pork	(0.8)	(1.2)
Packaged Meats	(1.6)	(1.1)
Hog Production	0.3	(1.0)
International	(9.6)	(54.9)
Consolidated (income) loss from equity method investments	$(11.7)	$(58.2)

Operating profit (loss):
Fresh Pork	177.3	96.7
Packaged Meats	673.3	459.8
Hog Production	19.7	344.2
International	66.1	155.8
Corporate	(142.6)	(124.9)
Consolidated operating profit	$793.8	$931.6

——————————————

(1)
We do not reflect transfers of Fresh Pork to Packaged Meats as sales. In WH Group's segment reporting the Fresh Pork segment includes transfers of fresh pork to the Packaged Meats segment as sales. As such, Fresh Pork segment information reported by WH Group includes an additional $1.9 billion, $2.4 billion and $0.6 billion of sales for 2015, 2014 and the three months ended December 29, 2013, respectively.

	Successor	Predecessor
			Twelve Months Ended
	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
	(in millions)
Segment Profit Information
Sales:
Segment sales—
Fresh Pork	$1,347.3	$2,240.3	$4,924.1
Packaged Meats	1,968.9	2,541.7	6,152.0
Hog Production	889.2	1,439.1	3,135.1
International	428.2	643.6	1,468.5
Total segment sales	4,633.6	6,864.7	15,679.7
Intersegment sales—
Fresh Pork	(12.0)	(19.0)	(39.8)
Packaged Meats	(0.2)	—	(1.6)
Hog Production	(716.8)	(1,150.3)	(2,380.1)
International	(10.4)	(15.9)	(37.1)
Total intersegment sales	(739.4)	(1,166.2)	(2,418.8)
Consolidated sales	$3,894.2	$5,679.5	$13,221.1

Depreciation and amortization:
Fresh Pork	14.3	22.2	50.2
Packaged Meats	22.0	38.1	85.9
Hog Production	10.8	28.1	63.8
International	7.7	16.8	35.8
Corporate	0.6	1.3	4.2
Consolidated depreciation and amortization	$55.4	$106.5	$239.9

Interest expense (income):
Fresh Pork	—	(0.2)	(2.5)
Packaged Meats	(0.3)	(0.5)	(3.0)
Hog Production	53.3	83.8	167.0
International	6.0	11.1	28.2
Corporate	—	(29.6)	(21.0)
Consolidated interest expense	$59.0	$64.6	$168.7

(Income) loss from equity method investments
Fresh Pork	(0.1)	(0.4)	(0.9)
Packaged Meats	0.3	(1.1)	(0.6)
Hog Production	(0.1)	(0.1)	0.1
International	2.5	2.1	(13.6)
Consolidated (income) loss from equity method investments	$2.6	$0.5	$(15.0)

Operating profit (loss):
Fresh Pork	96.0	(50.7)	161.6
Packaged Meats	81.7	149.2	470.0
Hog Production	(40.6)	81.4	(119.1)
International	25.4	15.9	108.2
Corporate	(51.3)	(66.6)	(101.4)
Consolidated operating profit	$111.2	$129.2	$519.3

Segment Asset Information
	January 3, 2016	December 28, 2014
	(in millions)
Total assets:
Fresh Pork and Packaged Meats (1)	$3,812.5	$3,807.5
Hog Production	2,138.8	2,142.9
International	1,135.5	1,536.2
Corporate (2)	2,807.2	2,644.9
Consolidated total assets	$9,894.0	$10,131.5

Investments:
Fresh Pork and Packaged Meats (1)	22.2	21.1
Hog Production	3.5	3.9
International	116.6	472.8
Corporate	0.2	0.2
Consolidated investments	$142.5	$498.0
——————————————

(1)
Given the nature of the Fresh Pork and Packaged Meats operations, many of their assets are shared and not allocated. Accordingly, we have disclosed the assets on a combined basis, consistent with how they are reported to the CODM.

(2)
$1.2 billion of trademarks related to our domestic brands are owned by certain holding companies included within Corporate. Additionally, $626.7 million and $660.5 million of accounts receivable were held by the SPV and included within Corporate as of January 3, 2016 and December 28, 2014, respectively (see Note 7—Debt for further information).

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
	(in millions)
Capital expenditures:
Fresh Pork and Packaged Meats (1)	$202.3	$120.9	$27.1	$80.0	$156.9
Hog Production	102.5	132.4	37.4	51.6	90.0
International	62.3	48.1	5.3	7.6	24.8
Corporate	8.1	—	0.1	0.6	6.3
Consolidated capital expenditures	$375.2	$301.4	$69.9	$139.8	$278.0
——————————————

(1)
Given the nature of the Fresh Pork and Packaged Meats operations, many of their assets are shared and not allocated. Accordingly, we have disclosed the capital expenditures on a combined basis, consistent with how they are reported to the CODM.

The following table shows the change in the carrying amount of goodwill by reportable segment for the periods noted:

	Fresh Pork	Packaged Meats	International	Hog Production	Total
	(in millions)
Balance, December 29, 2013	$25.1	$1,518.9	$74.5	$4.0	$1,622.5
Purchase accounting adjustments (1)	2.3	(0.6)	7.4	(0.1)	9.0
Other goodwill adjustments (2)	4.8	—	(10.1)	—	(5.3)
Balance, December 28, 2014	32.2	1,518.3	71.8	3.9	1,626.2
Other goodwill adjustments (2)	—	—	(6.7)	—	(6.7)
Balance, January 3, 2016	$32.2	$1,518.3	$65.1	$3.9	$1,619.5
——————————————

(1)
Purchase accounting adjustments relate to adjustments recognized in connection with the purchase price allocation due to the Merger. We consider these adjustments immaterial to the Successor opening balance sheet and as such, did not retrospectively apply the adjustments to the Successor opening balance sheet.

(2)	Other goodwill adjustments primarily include the effects of foreign currency translation and an immaterial business acquisition during the second quarter of 2014.
The following table presents our consolidated sales attributed to operations by geographic area for the periods noted:

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
	(in millions)
Sales:
U.S.	$13,059.8	$13,418.2	$3,476.4	$5,051.8	$11,789.7
International	1,378.6	1,613.1	417.8	627.7	1,431.4
Total sales	$14,438.4	$15,031.3	$3,894.2	$5,679.5	$13,221.1
The following table presents our long-lived assets attributed to operations by geographic area as of January 3, 2016 and December 28, 2014:

	January 3, 2016	December 28, 2014
	(in millions)
Long-lived assets:
U.S.	$5,169.4	$5,386.8
International	983.6	996.1
Total long-lived assets	$6,153.0	$6,382.9
NOTE 16:    SUPPLEMENTAL CASH FLOW INFORMATION

	Successor			Predecessor
	Twelve Months Ended				Twelve Months Ended
	January 3, 2016	December 28, 2014	September 27 - December 29, 2013	April 29 - September 26, 2013	April 28, 2013
Supplemental disclosures of cash flow information:	(in millions)
Interest paid, including capitalized interest	$(157.6)	$(182.1)	$(10.9)	$(76.4)	$(147.9)
Income taxes (paid) refunded, net	(153.4)	(178.8)	(0.1)	43.8	(3.7)

NOTE 17:    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth	Total
	(in millions)
2015
Sales	$3,616.5	$3,486.6	$3,406.1	$3,929.2	$14,438.4
Gross profit	406.1	418.5	385.0	545.8	1,755.4
Operating profit	188.2	186.1	153.7	265.8	793.8
Net income (1)	97.0	104.2	83.3	167.8	452.3

2014
Sales	$3,422.1	$3,814.0	$3,702.3	$4,092.9	$15,031.3
Gross profit	396.7	468.5	454.0	456.4	1,775.6
Operating profit	196.4	260.2	250.1	224.9	931.6
Net income	105.3	142.9	155.3	152.6	556.1
——————————————

(1)	Net income in the first quarter included loss on debt extinguishment of $12.8 million.

NOTE 18:    SUBSEQUENT EVENTS

In January 2016, we made a $125.0 million voluntary contribution to fund our qualified pension plans. In March 2016, we paid a $73.6 million dividend to our parent company, recorded as a reduction to retained earnings.

Schedule II

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Column A		Column B	Column C Additions		Column D	Column E
Description		Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Balance at End of Period
Reserve for uncollectible accounts receivable:
Twelve months ended January 3, 2016	Successor	$7.5	$0.6	$—	$(1.5)	$6.6
Twelve months ended December 28, 2014	Successor	3.2	4.5	—	(0.2)	7.5
Three months ended December 29, 2013	Successor	—	3.8	0.1	(0.7)	3.2
Five months ended September 26, 2013	Predecessor	14.6	1.7	—	(1.2)	15.1
Twelve months ended April 28, 2013	Predecessor	16.0	2.7	(0.3)	(3.8)	14.6

Lower of cost or market allowance:
Twelve months ended January 3, 2016	Successor	$17.2	$2.7	$(0.2)	$(0.3)	$19.4
Twelve months ended December 28, 2014	Successor	10.2	7.8	1.4	(2.2)	17.2
Three months ended December 29, 2013	Successor	—	11.2	—	(1.0)	10.2
Five months ended September 26, 2013	Predecessor	17.1	4.3	0.3	(3.8)	17.9
Twelve months ended April 28, 2013	Predecessor	15.5	5.4	(0.1)	(3.7)	17.1

Deferred tax valuation allowance:
Twelve months ended January 3, 2016	Successor	$34.9	$0.8	$(2.0)	$(14.5)	$19.2
Twelve months ended December 28, 2014	Successor	42.3	3.3	(3.4)	(7.3)	34.9
Three months ended December 29, 2013	Successor	37.7	1.2	14.6	(11.2)	42.3
Five months ended September 26, 2013	Predecessor	43.5	1.3	0.5	(7.6)	37.7
Twelve months ended April 28, 2013	Predecessor	54.6	7.2	(0.4)	(17.9)	43.5
——————————————

(1)	Activity primarily includes the reserves recorded in connection with the creation of the opening balance sheets of entities acquired and currency translation adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of January 3, 2016. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of January 3, 2016.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2016. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, management concluded that our internal control over financial reporting was effective as of January 3, 2016.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended January 3, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our executive officers is included in Part I of this report on Form 10-K.
The information required by this Item will be contained in a Form 10-K/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our twelve month period ended January 3, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in a Form 10-K/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our twelve month period ended January 3, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in a Form 10-K/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our twelve month period ended January 3, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in a Form 10-K/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our twelve month period ended January 3, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in a Form 10-K/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our twelve month period ended January 3, 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
1. Financial Statements:

▪
Consolidated Statements of Income - for the twelve months ended January 3, 2016 (Successor); for the twelve months ended December 28, 2014 (Successor); September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the twelve months ended April 28, 2013 (Predecessor)

▪
Consolidated Statements of Comprehensive Income - for the twelve months ended January 3, 2016 (Successor); for the twelve months ended December 28, 2014 (Successor); September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the twelve months ended April 28, 2013 (Predecessor)

▪	Consolidated Balance Sheets as of January 3, 2016 and December 28, 2014

▪
Consolidated Statements of Cash Flows - for the twelve months ended January 3, 2016 (Successor); for the twelve months ended December 28, 2014 (Successor); September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the twelve months ended April 28, 2013 (Predecessor)

▪
Consolidated Statements of Shareholder's Equity - for the twelve months ended January 3, 2016 (Successor); for the twelve months ended December 28, 2014 (Successor); September 27, 2013 to December 29, 2013 (Successor); April 29, 2013 to September 26, 2013 (Predecessor) and for the twelve months ended April 28, 2013 (Predecessor)

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
Second Amended and Restated Term Loan Agreement, dated as of May 6, 2015, among the Company, certain subsidiaries of the Company that may from time to time be party thereto, the lenders from time to time party thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015).

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

Exhibit 10.4(b)	—
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

Exhibit 10.5(b)	—
Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of December 9, 2014, among the Company, SFFC, Inc., Smithfield Farmland Sales Corp., Premium Pet Health, LLC, Patrick Cudahy, LLC, John Morrell & Co., Smithfield Global Products, Inc., Smithfield Specialty Foods Group, LLC, Armour-Eckrich Meats LLC and Smithfield Receivables Funding LLC (incorporated by reference to Exhibit 10.5(b) to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2015).

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

Exhibit 10.6(b)	—
Amendment No. 1 to Second Amended and Restated Credit and Security Agreement, dated as of December 9, 2014, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party thereto (incorporated by reference to Exhibit 10.6(b) to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2015).

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

Exhibit 10.10	—
Share Purchase Agreement, dated as of June 3, 2015, by and between Smithfield Foods, Inc. and Alfa S.A.B. de C.V (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2015).

Exhibit 21*	—	Subsidiaries of the Company

Exhibit 31.1*	—	Certification of Kenneth M. Sullivan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	—	Certification of Glenn T. Nunziata, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	—
The following financial statements from Smithfield Foods, Inc.'s Annual Report on Form 10-K for the year ended January 3, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (i) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

——————————————

*	Filed herewith.

**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: SMITHFIELD FOODS, INC.

By:	/s/ KENNETH M. SULLIVAN
Kenneth M. Sullivan President and Chief Executive Officer
 Date: March 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WAN LONG	Chairman of the Board and Director	March 29, 2016
Wan Long

/s/ KENNETH M. SULLIVAN	President, Chief Executive Officer and Director	March 29, 2016
Kenneth M. Sullivan

/s/ GLENN T. NUNZIATA	Executive Vice President, Chief Financial Officer	March 29, 2016
Glenn T. Nunziata	(Principal Financial Officer and Principal Accounting Officer)

/s/ JIAO SHUGE	Director	March 29, 2016
Jiao Shuge

/s/ GORDON LIJUN GUO	Director	March 29, 2016
Gordon Lijun GUO

/s/ HANK SHENGHUA HE	Director	March 29, 2016
Hank Shenghua HE