Form 10-Q
period 2016-04-03
SMITHFIELD FOODS INC
filed 2016-04-28
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

At April 28, 2016, 1,000 shares of the registrant's Common Stock (no par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions and unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015

Sales	$3,306.3	$3,616.5
Cost of sales	2,893.9	3,210.4
Gross profit	412.4	406.1
Selling, general and administrative expenses	208.1	221.9
Income from equity method investments	(5.8)	(4.0)
Operating profit	210.1	188.2
Interest expense	32.0	34.7
Non-operating loss	—	12.8
Income before income taxes	178.1	140.7
Income tax expense	57.1	43.7
Net income	$121.0	$97.0

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015

Net income	$121.0	$97.0

Other comprehensive income (loss), net of tax:
Foreign currency translation	33.5	(84.3)
Pension accounting	1.2	0.7
Hedge accounting	13.0	24.5
Total other comprehensive income (loss)	47.7	(59.1)

Comprehensive income	$168.7	$37.9

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	April 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$260.6	$704.9
Accounts receivable, net	746.0	760.0
Inventories	2,204.2	2,099.7
Prepaid expenses and other current assets	119.8	176.4
Total current assets	3,330.6	3,741.0

Property, plant and equipment, net	2,908.1	2,867.3
Goodwill	1,623.2	1,619.5
Intangible assets, net	1,369.0	1,365.7
Investments	137.1	142.5
Other assets	134.4	158.0
Total assets	$9,502.4	$9,894.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	49.7	30.3
Accounts payable	379.5	686.1
Accrued expenses and other current liabilities	742.8	828.3
Total current liabilities	1,172.0	1,544.7

Long-term debt and capital lease obligations	2,276.4	2,257.9
Other liabilities	1,079.8	1,216.5

Redeemable noncontrolling interests	55.7	53.9

Commitments and contingencies

Equity:
Shareholder's equity:
Common stock, no par value, 1,000 shares authorized; 1,000 issued and outstanding	—	—
Additional paid-in capital	4,187.4	4,185.1
Retained earnings	1,060.5	1,013.1
Accumulated other comprehensive loss	(330.0)	(377.7)
Total shareholder's equity	4,917.9	4,820.5
Noncontrolling interests	0.6	0.5
Total equity	4,918.5	4,821.0
Total liabilities and equity	$9,502.4	$9,894.0

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015

Cash flows from operating activities:
Net income	$121.0	$97.0
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	58.6	58.0
Income from equity method investments	(5.8)	(4.0)
Changes in operating assets and liabilities and other, net	(493.0)	(155.5)
Net cash flows from operating activities	(319.2)	(4.5)

Cash flows from investing activities:
Capital expenditures	(76.8)	(67.7)
Net expenditures from breeding stock transactions	(14.9)	(13.2)
Proceeds from the sale of property, plant and equipment	0.3	1.1
Other	(0.2)	—
Net cash flows from investing activities	(91.6)	(79.8)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	30.0	—
Principal payments on long-term debt and capital lease obligations	(0.2)	(408.6)
Proceeds from Securitization Facility	—	230.0
Payments on Securitization Facility	—	(85.0)
Net proceeds (payments) on revolving credit facilities	8.4	(14.6)
Payment of dividends	(73.6)	—
Net cash flows from financing activities	(35.4)	(278.2)

Effect of foreign exchange rate changes on cash	1.9	(4.1)
Net change in cash and cash equivalents	(444.3)	(366.6)
Cash and cash equivalents at beginning of period	704.9	433.5
Cash and cash equivalents at end of period	$260.6	$66.9

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. You should read these statements and notes in conjunction with the audited consolidated financial statements and the related notes included in our report on Form 10-K for the twelve months ended January 3, 2016. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included. Certain prior year amounts have been reclassified to conform to current year presentation.
The three months ended April 3, 2016 correspond to the first quarter of 2016 and the three months ended March 29, 2015 correspond to the first quarter of 2015.
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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018 with early adoption permitted. We are currently in the process of evaluating the impact of adoption on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016 with early adoption permitted. We are currently in the process of evaluating the impact of adoption on our consolidated financial statements.

NOTE 2:	INVENTORIES
Inventories consist of the following:

	April 3, 2016	January 3, 2016
	(in millions)
Fresh and packaged meats	$1,034.5	$885.2
Livestock	872.9	882.3
Grains	164.4	204.5
Manufacturing supplies	87.0	80.3
Other	45.4	47.4
Total inventories	$2,204.2	$2,099.7

NOTE 3:	DERIVATIVE FINANCIAL INSTRUMENTS
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counter-party agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of April 3, 2016, the net liability position of our open derivative instruments that are subject to credit risk related contingent features was not material.

We are exposed to losses in the event of nonperformance or nonpayment by counter parties under financial instruments. Although our counter parties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counter parties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counter parties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of April 3, 2016, we had no significant credit exposure on non-exchange traded derivative contracts. No significant concentrations of credit risk existed as of April 3, 2016.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate.

The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	April 3, 2016	January 3, 2016	April 3, 2016	January 3, 2016
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$0.9	$1.1	$22.8	$32.3
Livestock contracts	20.1	11.3	0.7	—
Interest rate swaps	—	—	0.2	0.2
Foreign exchange contracts	1.0	—	0.2	1.2
Total	22.0	12.4	23.9	33.7

Derivatives using the "mark-to-market" method:
Grain contracts	3.9	4.2	1.4	1.0
Livestock contracts	3.9	8.3	0.5	0.8
Energy contracts	0.4	—	13.3	15.7
Foreign exchange contracts	0.1	0.4	1.5	0.3
Total	8.3	12.9	16.7	17.8
Total fair value of derivative instruments	$30.3	$25.3	$40.6	$51.5
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

	April 3, 2016
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$29.2	$(11.2)	$18.0	$27.7	$45.7
Foreign exchange contracts	1.1	(1.1)	—	—	—
Total	$30.3	$(12.3)	$18.0	$27.7	$45.7
Liabilities:
Commodities	38.7	(11.2)	27.5	(21.1)	6.4
Interest rate swaps	0.2	—	0.2	—	0.2
Foreign exchange contracts	1.7	(1.1)	0.6	0.1	0.7
Total	$40.6	$(12.3)	$28.3	$(21.0)	$7.3

	January 3, 2016
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$24.9	$(14.1)	$10.8	$16.1	$26.9
Foreign exchange contracts	0.4	(0.4)	—	—	—
Total	$25.3	$(14.5)	$10.8	$16.1	$26.9
Liabilities:
Commodities	49.8	(14.1)	35.7	(26.9)	8.8
Interest rate swaps	0.2	—	0.2	—	0.2
Foreign exchange contracts	1.5	(0.4)	1.1	—	1.1
Total	$51.5	$(14.5)	$37.0	$(26.9)	$10.1
See Note 9—Fair Value Measurements for additional information about the fair value of our derivatives.

Hedge Accounting Method

Cash Flow Hedges

We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of April 3, 2016, we had no cash flow hedges for forecasted transactions beyond December 2016.

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

During the three months ended April 3, 2016, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	64,945,000	85,585,000	Bushels
Soybean meal	508,300	715,300	Tons
Lean hogs	150,040,000	831,040,000	Pounds
Interest rate	17,238,832	17,756,583	U.S. Dollars
Foreign currency (1)	30,923,843	41,977,646	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(2.3)	$(31.0)	$(11.7)	$(23.8)	$(0.3)	$(3.4)
Lean hog contracts	13.6	132.3	4.7	83.0	0.6	1.5
Interest rate swaps	—	(0.1)	—	—	—	—
Foreign exchange contracts	1.5	(1.7)	(0.4)	(0.6)	—	—
Total	$12.8	$99.5	$(7.4)	$58.6	$0.3	$(1.9)

For the periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
As of April 3, 2016, there were deferred net losses of $7.4 million, net of tax of $4.9 million, in accumulated other comprehensive income (loss). We expect to reclassify $10.4 million ($6.4 million net of tax) of deferred net losses on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the amount of unrealized gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.
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
During the three months ended April 3, 2016, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	1,025,000	4,950,000	Bushels
The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the periods indicated:

	Gains Recognized in Earnings on Derivative		Losses Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
	(in millions)		(in millions)
Commodity contracts	$0.4	$2.0	$(0.4)	$(1.9)

We recognized gains of $1.5 million and $1.0 million for the three months ended April 3, 2016 and March 29, 2015, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.

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
During the three months ended April 3, 2016, the range of notional volumes associated with open derivative instruments using the "mark-to-market" method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	200,000	78,360,000	Pounds
Corn	8,980,000	15,555,000	Bushels
Soybean meal	1,400	50,600	Tons
Soybeans	610,000	3,060,000	Bushels
Wheat	3,680,000	5,190,000	Bushels
Natural gas	7,790,000	10,190,000	Million BTU
Heating oil	1,470,000	2,100,000	Gallons
Live cattle	8,600,000	13,440,000	Pounds
Diesel	3,619,000	12,362,000	Gallons
Crude oil	27,000	36,000	Barrels
Foreign currency (1)	20,189,882	42,763,669	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the "mark-to-market" method by type of derivative contract for the periods indicated:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Commodity contracts	$3.2	$(28.3)
Foreign exchange contracts	(1.1)	(1.2)
Total	$2.1	$(29.5)

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

NOTE 4:	INVESTMENTS
Investments consist of the following:

Equity Investment	% Owned	April 3, 2016	January 3, 2016
		(in millions)
Mexican joint ventures	50%	110.8	116.6
Other	Various	26.3	25.9
Total investments		$137.1	$142.5

We record our share of earnings and losses from our equity method investments in income from equity method investments. Some of these results are reported on a one-month lag which, in our opinion, does not materially impact our consolidated condensed financial statements.

(Income) loss from equity method investments consists of the following:

		Three Months Ended
Equity Investment	Segment	April 3, 2016	March 29, 2015
		(in millions)
Mexican joint ventures	International	$(4.8)	$(7.2)
Campofrío Food Group (CFG)	International	—	3.1
All other equity method investments	Various	(1.0)	0.1
Income from equity method investments		$(5.8)	$(4.0)

NOTE 5:	DEBT
Working Capital Facilities
As of April 3, 2016, we had aggregate credit facilities totaling $1.5 billion, including an inventory-based revolving credit facility totaling $1.025 billion (the Inventory Revolver), an accounts receivable securitization facility totaling $325.0 million (the Securitization Facility) and international credit facilities totaling $176.1 million. As of April 3, 2016, our unused capacity under these credit facilities was $1.3 billion.
As part of the Securitization Facility agreement, all accounts receivable of our major Fresh Pork and Packaged Meats subsidiaries are sold to a wholly owned "bankruptcy remote" special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheet. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of April 3, 2016, the SPV held $495.1 million of accounts receivable.

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
As of April 3, 2016, we continued to guarantee $6.4 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

NOTE 7:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Service cost	$12.8	$15.1
Interest cost	20.4	19.0
Expected return on plan assets	(24.7)	(22.1)
Net amortization	2.3	1.2
Net periodic pension cost	$10.8	$13.2
In January 2016, we made a $125.0 million voluntary contribution to fund our qualified pension plans.

NOTE 8:	EQUITY
Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss).

	Three Months Ended
	April 3, 2016			March 29, 2015
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$33.7	$(0.2)	$33.5	$(95.0)	$10.7	$(84.3)

Pension accounting:
Amortization of actuarial losses and prior service credits reclassified to cost of sales	1.2	(0.6)	0.6	1.0	(0.4)	0.6
Amortization of actuarial losses and prior service credits reclassified to SG&A	1.1	(0.5)	0.6	0.2	(0.1)	0.1

Hedge accounting:
Gains arising during the period	12.8	(4.6)	8.2	99.5	(39.1)	60.4
Gains reclassified to sales	(4.3)	1.8	(2.5)	(82.4)	32.1	(50.3)
Losses reclassified to cost of sales	11.7	(4.4)	7.3	23.8	(9.4)	14.4
Total other comprehensive income (loss)	$56.2	$(8.5)	$47.7	$(52.9)	$(6.2)	$(59.1)

Dividend

We paid a $73.6 million dividend during the current quarter to our parent company, recorded as a reduction to retained earnings.

NOTE 9:	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities, including assets held in a rabbi trust used to fund our non-qualified defined benefit plan, that were measured at fair value on a recurring basis as of April 3, 2016 and January 3, 2016:

	April 3, 2016				January 3, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$16.6	$1.4	$—	$18.0	$10.8	$—	$—	$10.8
Insurance contracts	—	68.9	—	68.9	—	70.0	—	70.0
Total	$16.6	$70.3	$—	$86.9	$10.8	$70.0	$—	$80.8

Liabilities
Derivatives:
Commodity contracts	17.0	10.5	—	27.5	18.6	17.1	—	35.7
Interest rate swaps	—	0.2	—	0.2	—	0.2	—	0.2
Foreign exchange contracts	—	0.6	—	0.6	—	1.1	—	1.1
Total	$17.0	$11.3	$—	$28.3	$18.6	$18.4	$—	$37.0

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the three months ended April 3, 2016, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.

Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of April 3, 2016 and January 3, 2016.

	April 3, 2016		January 3, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,390.2	$2,301.3	$2,336.8	$2,263.7

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
North Carolina Nuisance Litigation
As previously disclosed in our Report on Form 10-K for the twelve months ended January 3, 2016, in July, August and September 2013, 25 complaints were filed in the Superior Court of Wake County, North Carolina by 479 individual plaintiffs against Smithfield and our wholly owned subsidiary, Murphy-Brown alleging causes of action for nuisance and related claims. All 25 complaints were dismissed without prejudice in September and October 2014.
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

Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1—Summary of Significant Accounting Policies in our report on Form 10-K for the twelve months ended January 3, 2016. We established a reserve for our estimated expenses to defend against these and similar potential claims in 2013. Consequently, future expenses associated with these claims will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Given that these matters are in the very preliminary stages and given the inherent uncertainty of the outcome for these and similar potential claims, we cannot estimate the reasonably possible loss or range of loss for these loss contingencies outside the expenses we will incur to defend against these claims. We will continue to review whether an additional accrual is necessary and whether we have the ability to estimate the reasonably possible loss or range of loss for these matters.

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

The following table presents sales and operating profit (loss) by segment for the periods indicated:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Sales:
Segment sales—
Fresh Pork	$1,118.2	$1,334.1
Packaged Meats	1,745.3	1,709.6
Hog Production	620.3	806.4
International	316.8	330.2
Total segment sales	3,800.6	4,180.3
Intersegment sales—
Fresh Pork	(15.2)	(14.7)
Hog Production	(468.1)	(538.8)
International	(11.0)	(10.3)
Total intersegment sales	(494.3)	(563.8)
Consolidated sales	$3,306.3	$3,616.5

Operating profit (loss):
Fresh Pork	99.9	33.2
Packaged Meats	207.1	172.5
Hog Production	(83.5)	(6.4)
International	14.2	15.9
Corporate	(27.6)	(27.0)
Consolidated operating profit	$210.1	$188.2

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following information in conjunction with the unaudited consolidated condensed financial statements and the related notes in this Quarterly Report and the audited financial statements and the related notes as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our report on Form 10-K for the twelve months ended January 3, 2016.
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
First Quarter Summary of Results

Net income for the first quarter of 2016 was $121.0 million compared to net income of $97.0 million for the first quarter of 2015. The following summarizes the operating results of each of our reportable segments and other significant changes impacting net income:

▪	Fresh Pork operating profit increased by $66.7 million primarily as a result of lower raw material costs.

▪	Packaged Meats operating profit increased by $34.6 million as a result of higher sales volume and lower raw material costs.

▪	Hog Production operating results decreased by $77.1 million primarily as a result of favorable hedging results in the prior year and lower live hog market prices in the current year.

▪	International operating profit decreased by $1.7 million primarily due to unfavorable foreign currency translation.

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

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Net income	$121.0	$97.0
Interest expense	32.0	34.7
Income tax expense	57.1	43.7
Depreciation and amortization	58.6	58.0
EBITDA	$268.7	$233.4

Non-operating loss	—	12.8
Adjusted EBITDA	$268.7	$246.2
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

With our organizational realignment, we are taking steps to build on our strong results in 2015 as we continue to solidify Smithfield's position as a global leader in branded packaged meats. There is a plethora of benefits to moving to a centralized structure and unifying all our resources and brands together as “One Smithfield,” which should position us to take advantage of growth opportunities in the following ways:

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

We will continue to sharpen our strategic focus and drive operational improvements across our entire platform, including our Fresh Pork, Hog Production and International divisions. We are focused on growth and believe that Smithfield is in an ideal position to continue to achieve strong results in 2016.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table presented below compares our results of operations for the first quarters of 2016 and 2015.

	Three Months Ended
	April 3, 2016	March 29, 2015	% Change
	(in millions)
Sales	$3,306.3	$3,616.5	(9)%
Cost of sales	2,893.9	3,210.4	(10)%
Gross profit	412.4	406.1	2%
Selling, general and administrative expenses	208.1	221.9	(5)%
Income from equity method investments	(5.8)	(4.0)	44%
Operating profit	210.1	188.2	12%
Interest expense	32.0	34.7	(8)%
Non-operating loss	—	12.8	100%
Income before income taxes	178.1	140.7	27%
Income tax expense	57.1	43.7	31%
Net income	$121.0	$97.0	25%

Sales and gross profit

▪	Sales decreased primarily as a result of lower average selling prices of domestic fresh pork products and lower domestic live hog market prices.

▪	Gross profit increased primarily as a result of lower pork processing raw material costs and lower hog raising costs.
Selling, general and administrative expenses (SG&A)

▪	The decrease in SG&A is primarily attributed to lower marketing and advertising costs.

Income from equity method investments

▪	Equity income in the prior year was negatively impacted by our former investment in CFG. Current year equity income was negatively impacted by lower hog prices in Mexico.
Interest expense

▪	The decrease in interest expense is primarily due to lower debt balances in the current year as a result of various debt repayment activities in the prior year.
Non-operating loss

▪	During 2015, we recognized a loss on debt extinguishment of $12.8 million as a result of the 2015 Tender Offer.

Income tax expense

▪
Our effective tax rate was 32% and 31% for the first quarters of 2016 and 2015, respectively. Both the current and prior year effective tax rates were impacted by taxable income relative to permanent items and the mix of income between jurisdictions. Additionally, the prior year effective tax rate was impacted by the expiration of certain federal tax credits.

Segment Results
The following information reflects the results from each respective segment for the first quarters of 2016 and 2015.

	Three Months Ended
	April 3, 2016	March 29, 2015	% Change
	(in millions)
Sales:
Fresh Pork	$1,118.2	$1,334.1	(16)%
Packaged Meats	1,745.3	1,709.6	2%
Hog Production	620.3	806.4	(23)%
International	316.8	330.2	(4)%
Total segment sales	3,800.6	4,180.3	(9)%
Intersegment sales	(494.3)	(563.8)	(12)%
Consolidated sales	$3,306.3	$3,616.5	(9)%

Operating profit (loss):
Fresh Pork	$99.9	$33.2	200%
Packaged Meats	207.1	172.5	20%
Hog Production	(83.5)	(6.4)	(1,209)%
International	14.2	15.9	(11)%
Corporate	(27.6)	(27.0)	(2)%
Consolidated operating profit	$210.1	$188.2	12%
Fresh Pork

▪	Sales decreased 16% due to a 13% decrease in average selling prices and a 4% decrease in volume.

▪	Operating profit increased to $13 per head from $4 per head due to lower raw material costs.

▪	We processed 7.7 million hogs in 2016, relatively unchanged from the prior year.
Packaged Meats

▪	Sales increased 2% due to a 2% increase in volume. Average selling prices remained relatively unchanged from the prior year. Current year sales volume totaled 742.8 million pounds.

▪	Operating profit increased to $0.28 per pound from $0.24 per pound due to lower raw material costs.
Hog Production

▪	Sales decreased 23% due to favorable hedging results in the prior year, lower domestic live hog market prices and a 2% decrease in head sold. Head sold during the year amounted to 3.9 million.

▪	Operating results decreased to a $21 loss per head from a $2 loss per head due to lower sales, partially offset by lower feed costs.
International

▪
Sales decreased 4% due primarily to changes in foreign exchange rates, which negatively impacted sales by $29.9 million, or 9%. On a constant currency basis, sales increased 5% due to a 11% increase in volume to 382.8 million pounds, driven largely by a 14% increase in hogs processed and a 14% increase in poultry processed in Europe, partially offset by a 5% decrease in average selling prices. We processed 1.2 million hogs in 2016.

▪
Operating profit was negatively impacted by foreign currency translation of $1.7 million due to a stronger U.S. Dollar. On a constant currency basis, operating profit was relatively unchanged from the prior year.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of April 3, 2016, our liquidity position was approximately $1.6 billion, comprised of approximately $1.3 billion in availability under our credit facilities and $260.6 million in cash and cash equivalents.
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

Credit Facilities

	April 3, 2016
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$1,025.0	$—	$—	$—	$1,025.0
Securitization Facility	325.0	(36.8)	(87.9)	—	200.3
International facilities	176.1	(3.4)	(0.2)	(49.2)	123.3
Total credit facilities	$1,526.1	$(40.2)	$(88.1)	$(49.2)	$1,348.6
Cash Flows
Operating Activities

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Net cash flows from operating activities	$(319.2)	$(4.5)

The following items explain the significant changes in cash flows from operating activities:

▪	In the current year, we contributed $125.0 million to our qualified pension plans.

▪	In the current year, we paid $5.5 million for the settlement of derivative contracts and for margin requirements compared to $101.7 million received in the prior year.

▪	The current year included net tax payments of $51.0 million for domestic income taxes as compared to net tax refunds of $32.7 million in the prior year.

▪	In the prior year we received a cash dividend of $14.3 million from one of our Mexican joint ventures.

▪	Cash paid for grain and other ingredients purchased by the Hog Production segment decreased approximately $29.0 million from the prior year.

Investing Activities

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Capital expenditures	$(76.8)	$(67.7)
Net expenditures from breeding stock transactions	(14.9)	(13.2)
Proceeds from the sale of property, plant and equipment	0.3	1.1
Other	(0.2)	—
Net cash flows from investing activities	$(91.6)	$(79.8)

The following items explain the significant investing activities:

▪
Capital expenditures during both years primarily related to plant and hog farm improvement and expansion projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

Financing Activities

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Proceeds from the issuance of long-term debt	$30.0	$—
Principal payments on long-term debt and capital lease obligations	(0.2)	(408.6)
Proceeds from Securitization Facility	—	230.0
Payments on Securitization Facility	—	(85.0)
Net proceeds (payments) on revolving credit facilities	8.4	(14.6)
Payment of dividends	(73.6)	—
Net cash flows from financing activities	$(35.4)	$(278.2)

The following items explain the significant financing activities:

▪	In the current year, we received proceeds of $30.0 million to finance certain activities in Romania.

▪	In the current year, we paid a $73.6 million dividend to our parent company.

▪	In the prior year, we paid $258.1 million of principal payments as a result of the 2015 Tender Offer as well as $150.0 million on our Rabobank term loan.

▪	In the prior year, we drew $145.0 million, net of repayments, on our Securitization Facility, primarily to repay other long-term debt, as noted above.
Financial Position
Our balance sheet as of April 3, 2016, as compared to January 3, 2016, was impacted by the following significant changes:

▪	Accounts payable decreased by $306.6 million mainly due to the timing of payments.
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

As of April 3, 2016, we continued to guarantee $6.4 million of leases that were transferred to JBS S.A. in connection with the sale of Smithfield Beef, Inc which closed in October 2008. This guaranty may remain in place until the leases expire through February 2022.

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

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments" in our Report on Form 10-K for the twelve months ended January 3, 2016. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the three months ended April 3, 2016, margin deposits ranged from $39.9 million to $57.8 million (negative amounts representing margin deposits we have received from our brokers). The average daily amount on deposit with our brokers during the three months ended April 3, 2016 was $48.0 million. As of April 3, 2016, the net amount on deposit with our brokers was $48.8 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our experience and our understanding of the current facts and circumstances. Actual results could differ from those estimates. There have been no significant updates to our critical accounting policies and estimates described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our report on Form 10-K for the twelve months ended January 3, 2016.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Our forward-looking information and statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These risks and uncertainties include, but are not limited to, the availability and prices of live hogs, feed ingredients (including corn), raw materials, fuel and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, risks associated with our indebtedness, including cost increases due to rising interest rates or changes in debt ratings or outlook, hedging risk, adverse weather conditions, operating efficiencies, changes in foreign currency exchange rates, access to capital, the cost of compliance with and changes to regulations and laws, including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws, adverse results from litigation, actions of domestic and foreign governments, labor relations issues, credit exposure to large customers, the ability to realize the anticipated strategic benefits of the acquisition of Smithfield Foods, Inc. by WH Group Limited, the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations and other risks and uncertainties described under Part I, Item 1A. "Risk Factors" in our report on Form 10-K for the twelve months ended January 3, 2016. Readers are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For complete quantitative and qualitative disclosures about market risk affecting the Company, see "Item 7A. Qualitative and Quantitative Disclosures About Market Risk" in our report on Form 10-K for the twelve months ended January 3, 2016. The following table presents the sensitivity of the fair value of our open commodity contracts and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of April 3, 2016 and January 3, 2016.

	April 3, 2016	January 3, 2016
	(in millions)
Grains	$11.1	$18.9
Livestock	53.2	1.4
Energy	5.5	3.3
Foreign currency	6.2	7.4

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of April 3, 2016. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of April 3, 2016.
There were no changes in our internal control over financial reporting during the three months ended April 3, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes with respect to the legal proceedings disclosed under Part I, Item 3. "Legal Proceedings" in our report on Form 10-K for the twelve months ended January 3, 2016, nor have any significant new matters arisen during the three months ended April 3, 2016.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors disclosed under Part I, Item 1A. "Risk Factors" in our report on Form 10-K for the twelve months ended January 3, 2016.

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

Exhibit 3.2	—	Amended and Restated Bylaws of Smithfield Foods, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2013).
Exhibit 31.1	—	Certification of Kenneth M. Sullivan, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Glenn T. Nunziata, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 101	—
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smithfield Foods, Inc.

/s/ GLENN T. NUNZIATA
Glenn T. Nunziata On behalf of the registrant and as Executive Vice President and Chief Financial Officer
Date: April 28, 2016