Form 10-K/A
period 2016-01-03
SMITHFIELD FOODS INC
filed 2016-05-02
CIK 91388

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
At May 2, 2016, 1,000 shares of the registrant’s Common Stock (no par value per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

This Amendment No. 1 on Form 10-K (the "Amendment") amends the Company's Report on Form 10-K for the twelve months ended January 3, 2016, originally filed with the Securities and Exchange Commission (the "SEC") on March 29, 2016 (the "Original Filing"). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

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
Directors
Long WAN
Age 75
Mr. Wan has served as Chairman of the Board since September 26, 2013. He has also served as Chairman of the Board of WH Group Limited (“WH Group”) since November 2010, as Chief Executive Officer of WH Group since October 2013, as Chairman of the Board of Henan Luohe Shuanghui Industry Group Co., Ltd., a subsidiary of WH Group (“Shuanghui Group”), since January 2007, as Chairman of the Board of Henan Shuanghui Investment & Development Co., Ltd., a subsidiary of WH Group (“Shuanghui Development”), since August 2012, and as a director of Rotary Vortex Limited, a subsidiary of WH Group (“Rotary Vortex”), since November 2007.

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

Gordon Lijun GUO
Age 45
Mr. Guo has served as a Director since May 22, 2015. He was appointed as an Executive Director of WH Group on December 2013. He has also served as a Vice President and the Chief Financial Officer of WH Group since January 2014. Prior to this, Mr. Guo was WH Group’s Deputy Chief Executive Officer from October 2013. Mr. Guo has over 20 years of experience overseeing the financial operations of various companies. He worked as an accountant in the finance department of the Henan Luohe Meat Products Processing United Factory from June 1993 to March 1996. Mr. Guo was also the financial controller of Luohe Chinachem Shuanghui Packaging Industry Co., Ltd. and Luohe Chinachem Shuanghui Plastic Processing Co., Ltd from April 1996 to February 2001. Mr. Guo held various positions in Shuanghui Group from March 2001 to August 2012, including serving as its Deputy Director, its Director of the finance department and its Chief Financial Officer. In addition, Mr. Guo was also the Executive Vice President of Shuanghui Development from August 2012 to October 2013.

Qualifications, Attributes, Skills and Experience:
Mr. Guo obtained his adult higher education diploma in financial accounting from Henan Radio and Television University in July 1994 and obtained the completion certificate for the master of business administration program of the Graduate School of Remin University in December 2004. Mr. Guo received his assistant accountant certificate awarded by the People’s Republic of China Ministry of Personnel in October 1994.

Hank Shenghua HE
Age 48
Mr. He has served as Vice President and Chief Operation Coordinating Officer since January 2014 and as a Director since January 2016. Prior to joining Smithfield, Mr. He served in various positions with Shuanghui Development for more than a decade, including general manager of Luohe Shuanghui Logistic Investment Company and general manager of Luohe Shuanghui Commerce Investment Company before 2009, manager of Shuanghui Group’s Commerce and Logistic Division from August 2008 to June 2011, Vice President of Shuanghui Development from June 2005 to August 2012 and assistant to the chairman of Shuanghui Development from September 2012 to January 2014.

Qualifications, Attributes, Skills and Experience:
Mr. He has extensive experience in mechanical engineering and food industry operations. After Smithfield was acquired by WH Group in 2013, Mr. He played an important role in the post-acquisition transition. He has exceptional expertise in corporate strategy, communication and leadership. He obtained his bachelor’s degree in engineering from University of Chongqing in China.

Shuge JIAO
Age 50
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

Kenneth M. SULLIVAN
Age 52
Mr. Sullivan has served as President and Chief Executive Officer since December 2015 and as a director of Smithfield since January 2016. He has served in various other positions since joining Smithfield in 2003, including Vice President of Internal Audit from 2003 to 2007, Vice President and Chief Accounting Officer from 2007 to 2010, Vice President of Finance and Chief Accounting Officer from 2010 to 2012, Vice President and Chief Financial Officer from 2012 to March 2015, Executive Vice President and Chief Financial Officer from March 2015 to October 2015 and President and Chief Operating Officer from October 2015 to December 2015.

Qualifications, Attributes, Skills and Experience:
Mr. Sullivan has expertise in corporate strategy and finance, capital markets, operations analysis and organizational leadership, and possesses in-depth knowledge of company’s United States of America and international business segments. Prior to joining Smithfield, Mr. Sullivan spent 12 years at various large accounting and consulting firms. Mr. Sullivan has been a Certified Public Accountant in the state Virginia since April 1993. Mr. Sullivan obtained his Bachelor of Science degree from the School of Business of Virginia Commonwealth University in August 1988.

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

The Code is available for review on our website at http://www.smithfieldfoods.com/our-policies-and-disclosures/business-conduct-ethics, and we will post any amendments to, or waivers from, the Code on that website.

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

 Compensation Discussion and Analysis
Introduction
The Company's merger with a wholly owned subsidiary of WH Group (the “Merger”) was consummated on September 26, 2013, after the completion of the Company’s 2013 fiscal year, which ended on April 28, 2013. In connection with the consummation of the Merger, the Company elected to change its fiscal year end from the 52 or 53 week period ending on the Sunday nearest to April 30 to the 52 or 53 week period ending on the Sunday nearest to December 31, which resulted in the Company having a transition period from April 29, 2013 to December 29, 2013 (the “Transition Period”). The Summary Compensation Table provides compensation information for 2015, 2014 and the Transition Period (fiscal 2013T).
This Compensation Discussion and Analysis (“CD&A”) provides information regarding the material elements of compensation earned by our executive officers during 2015 as well as the considerations and objectives underlying our compensation policies and practices. This information provides context for the compensation disclosures in the tables and related discussions that follow. Following the Merger, the Board of Directors did not designate a compensation committee and, unless and until it does so, the full Board of Directors is responsible for all functions typically performed by a compensation committee.

This CD&A discusses the compensation decisions for the named executives shown in the “Summary Compensation Table” below. They are:

Name	Title
Kenneth M. Sullivan
President and Chief Executive Officer from December 31, 2015; President and Chief Operating Officer from October 1, 2015 to December 31, 2015; Executive Vice President and Chief Financial Officer from March 1, 2015 to October 1, 2015; Chief Financial Officer prior to March 1, 2015

C. Larry Pope	Chief Executive Officer until December 31, 2015; President and Chief Executive Officer until October 1, 2015
Glenn T. Nunziata	Executive Vice President and Chief Financial Officer from October 1, 2015
Dhamu Thamodaran	Executive Vice President, Chief Strategy Officer and Chief Commodity Hedging Officer
Joseph B. Sebring	President, Packaged Meats Division
Dariusz Nowakowski	President, Smithfield Europe
Timothy O. Schellpeper	President and Chief Operating Officer, Smithfield Farmland until March 1, 2015*

* Mr. Schellpeper's employment with the Company ended March 31, 2015.

Compensation Philosophy and Objectives
Our executive compensation philosophy is to motivate our executive officers continually to improve operating performance. Therefore, our annual and equity-based long-term incentives are opportunities for compensation - they are designed to pay out when performance is strong and not to pay out when performance is disappointing. Consequently, a substantial majority of each named executive’s total potential direct compensation - and in the case of our former CEO, 67% for fiscal 2015 - is variable and can be earned only if performance objectives are achieved and/or shareholder value is increased.
The primary goal of our executive compensation program is the same as our goal for operating the Company - to maximize short-term and long-term corporate performance. To achieve this goal our executive compensation program is based on the following principles:

•
Paying for performance - A significant portion of our executives’ compensation is subject to corporate, segment and/or business unit performance measures. Performance-based compensation can vary widely from year to year depending on our performance, which is impacted by, among other things, the volatile nature of our agricultural commodity-based industry and governmental food and energy policy. In recent years, average payouts of performance-based compensation (excluding equity awards) ranged from 0% to 90% of our executives’ total cash compensation (excluding retirement plan distributions). In fiscal 2015, performance-based cash compensation constituted on average approximately 68% of such total cash compensation of our named executives compared to 60% in fiscal 2014.

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
Determining Executive Compensation
The Board of Directors is responsible for developing and administering the compensation program for executive officers and other key employees. The Board of Directors may delegate some or all of its responsibilities to one or more committees whenever necessary to comply with any statutory or regulatory requirements or otherwise deemed appropriate by the Board of Directors. The Board of Directors has the authority to retain consultants and other advisors to assist the Board of Directors with its duties and has sole authority to approve the fees and other retention terms of such consultants and advisors. The CEO makes recommendations to the Board of Directors regarding the salaries, cash incentive award arrangements and equity incentive awards, if any, for key employees, including all executive officers. For executive officers whose cash incentive awards are based partly on individual performance, the CEO’s evaluation of such performance is provided to and reviewed by the Board of Directors. Based on the foregoing, the Board of Directors uses its judgment in making compensation decisions that will best carry out our philosophy and objectives for executive compensation. As discussed further below, the Board of Directors of our parent company, WH Group, granted options to purchase common stock of WH Group to members of senior management of WH Group and its subsidiaries, including our executive officers, in connection with an initial public offering of the WH Group’s common stock and its listing on the Hong Kong Exchange. Our former CEO recommended to the WH Group Board of Directors the recipients and sizes of the option awards for our executives.
Elements of Compensation in 2015
We had two elements of total direct compensation in fiscal 2015: salary and annual cash incentives.
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

Cash Incentive Awards
We provide performance-based annual cash incentive opportunities to our executives under our incentive plan. The awards use performance criteria that seek to ensure a direct link between the executives’ performance and the amount of incentive compensation earned as well as encourage coordination of efforts among business units within the same operating segment. Awards generally use formulas based on Company net income or pre-tax, profits, either company-wide or for a particular operating segment depending on the executive’s scope of responsibility. Occasionally an executive responsible for an individual business unit may receive a cash incentive award based on the operating results or other performance measure of that unit, particularly if that unit operates more or less independently of other units. At the beginning of the year, the Board of Directors receives management’s recommendations on the performance criteria and cash incentive award formulas for the year. In evaluating these recommendations, the Board of Directors considers the performance of the company and the respective segments and business units in recent years.

Individual Performance Bonuses and Additional Cash Awards
Certain of our executive officers, including Messrs. Sullivan and Thamodaran in fiscal 2013T, were traditionally considered for annual discretionary cash bonuses based on individual performance instead of annual cash incentive awards made under the 2008 Plan. We also have sometimes paid additional cash awards to executive officers in amounts determined appropriate to reward elements of performance that were not reflected in the annual cash incentive awards or the individual performance bonuses.
For fiscal 2014 and fiscal 2015, all of the named executives, excluding Mr. Nunziata, participated in the annual cash incentive award program. Because of the company’s favorable financial performance in fiscal 2014, the incentive awards for several of the named executives were limited by the individual caps placed on such awards. Subsequent to the end of fiscal 2014, the Board of Directors determined to make a discretionary bonus award to those executives equal to the portions of their incentive awards foregone as a result of the caps. These discretionary bonuses were intended to reward the executives for their personal contributions to the company’s positive financial performance in fiscal 2014.

The annual cash incentive award program for fiscal 2015 included a feature whereby performance in excess of the maximum recognized for purposes of calculating the incentive awards would result in a contribution to a discretionary bonus pool that would be allocated by the CEO among certain officers of the Company (including, potentially, all of the named executives). Actual performance for fiscal 2015 did not exceed any of the maximum performance levels. Thus, no contributions were made to the discretionary bonus pool for fiscal 2015.
Retention Bonus Program
In connection with the negotiation of the Merger Agreement, WH Group requested that a retention program be established in connection with the Merger to aid in the retention of certain of the Company’s officers and other key employees. In response to this request, on May 28, 2013, the Company’s Board of Directors and the Compensation Committee approved a retention bonus program (the “Retention Bonus Program”) for certain of the Company’s officers, including the named executives who were employed at that time, and other key employees. The Retention Bonus Program is more fully described below.
Equity Incentive Awards
In fiscal 2014, the WH Group Board of Directors granted options to purchase common stock of WH Group to approximately 210 members of senior management of WH Group and its subsidiaries, including the named executives who were employed at that time, under the WH Group Pre-IPO Share Option Scheme to provide incentives or rewards to senior management for their past or potential future contributions to WH Group and/or any of its subsidiaries. All of these options were granted at an exercise price equal to the initial public offering price of WH Group stock. Our CEO at the time recommended to the WH Group Board of Directors the recipients and sizes of the option awards for our executives. In developing these recommendations, our CEO considered a number of factors, including:

•	the breadth of the executive's decision-making responsibility within the company, and

•	the CEO's subjective evaluation of the executive's past and potential future contributions to the Company' success.
The ultimate value, if any, of these stock options is dependent on increases in the market price of WH Group’s common stock, which encourages longer-term, more strategic decision-making. Because all of the stock options were granted with graded vesting requiring continued service as an employee or consultant, the awards also promote long-term tenure.
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
We have established a matching contribution program to which we will match the contributions by senior executive officers, including all of the named executives, to qualified, tax-exempt non-profit organizations up to $25,000 per executive in any calendar year. In addition, at the time our former CEO was appointed to the office of chief executive officer, the compensation committee of our former board of directors authorized a match for additional charitable contributions made by him of up to $100,000 per year, subject to an aggregate limit of $500,000. As disclosed in the note to column (i) of the Summary Compensation Table below, the Company provided matches aggregating $28,750 (a portion of which was for a contribution made in calendar year 2014) and $100,000 in fiscal 2015 for charitable contributions made by our current CEO and our former CEO, respectively. We believe these charitable contributions are an important corporate activity which helps promote a charitable spirit in our employees and furthers our connection with the communities in which we do business.
Change in Control Severance Plan. In fiscal 2011, the Board of Directors adopted the Smithfield Foods, Inc. Change in Control Executive Severance Plan (the “Severance Plan”). The Severance Plan provided the executives with certain cash payments and other benefits in the event their employment was terminated, or they resigned for good reason, during a potential change in control or within two years following a change in control. The Board of Directors believed that the Severance Plan would help to retain qualified employees, and allow key management to focus on the Company’s business during periods of an actual or potential change in control by providing them with a level of economic security in the event of a termination of their employment. In connection with the execution and delivery of the Merger Agreement, on May 28, 2013, the Severance Plan was amended only as it would apply to the Merger and only as it would apply to our CEO and the five officers who report directly to our CEO (collectively, the “Senior Executives”), to remove certain conditions that would have otherwise allowed the executives to terminate their employment for “good reason” under the Severance Plan as a result of the Merger. The Merger constituted a change in control for purposes of the Severance Plan, meaning that if any of our participating executives (including our named executive officers) experienced a qualifying termination of employment under the Severance Plan (as amended) within the two year period following the Merger, they would be eligible for severance benefits under the plan. The Severance Plan expired on September 26, 2015. No payouts were made under the Severance Plan prior to its expiration.
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

Summary Compensation Table
The following table includes information concerning compensation paid to or earned by our “Named Executive Officers” listed in the table for fiscal 2015, fiscal 2014 and the Transition Period.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Kenneth M. Sullivan President and CEO(1)……................	2015	800,000	666,667	—	—	3,053,354	874,393	207,604	5,602,018
	2014	600,000	666,667	—	5,272,674(5)	1,932,665	528,371	177,566	9,177,943
	2013T	333,333	833,333	981,300	—	—	207,259	180,250	2,535,475

C. Larry Pope President and CEO(2)........................	2015	1,500,000	825,000	—	—	7,328,050	—	15,719,711	25,372,761
	2014	1,100,000	1,836,966	—	17,575,580(5)	8,000,000	1,993,073	7,024,511	37,530,130
	2013T	733,333	277,194	4,252,300	—	2,446,882	—	4,304,794	12,014,503

Glenn T. Nunziata EVP, Chief Financial Officer(3)……............	2015	134,615	300,000	—	—	—	—	34,205	468,820

Dhamu Thamodaran EVP, Chief Strategy Officer and Chief Commodity Hedging Officer.......................	2015	800,000	600,000	—	—	3,053,354	2,660,725	1,389,415	8,503,494
	2014	600,000	1,200,000	—	3,075,727(5)	2,551,118	1,106,080	1,400,826	9,933,751
	2013T	400,000	1,166,667	327,100	—	—	719,790	1,372,146	3,985,703

Joseph B. Sebring President, Packaged Meats Division..........	2015	900,000	500,000	—	—	3,252,345	—	1,951,608	6,603,953
	2014	735,000	800,000	—	1,727,604(5)	1,393,693	—	1,977,723	6,634,020
	2013T	490,000	125,000	294,390	—	794,970	—	1,938,109	3,642,469

Dariusz Nowakowski President, Smithfield Europe.......................	2015	800,000	725,000	—	—	1,683,259	299,794	735,900	4,243,953

Timothy O. Schellpeper President & COO, Smithfield Farmland(4).................	2015	265,385	—	—	—	—	—	6,174,305	6,439,690
	2014	733,333	500,000	—	3,455,207(5)	1,826,290	792,582	217,737	7,525,150

(1)President and Chief Executive Officer from December 31, 2015; President and Chief Operating Officer from October 1, 2015 to December 31, 2015; Executive Vice President and Chief Financial Officer from March 1, 2015 to October 1, 2015; Chief Financial Officer prior to March 1, 2015.
(2)Chief Executive Officer until December 31, 2015; President and Chief Executive Officer until October 1, 2015; retired from the Company effective December 31, 2015.
(3)Executive Vice President and Chief Financial Officer from October 1, 2015.
(4)President and Chief Operating Officer, Smithfield Farmland until March 1, 2015; employment with the Company ended effective March 31, 2015.
(5)This amount represents the theoretical grant date fair value of options granted to the named executive by the WH Group Board of Directors on July 10, 2014 in connection with an initial public offering of the WH Group’s common stock and its listing on the Hong Kong Exchange. The shares issuable upon the exercise of these options are shares of the common stock of the Company’s parent, WH Group, and are not securities of the Company. Mr. Schellpeper’s stock options were forfeited in their entirety when his employment ended effective March 31, 2015.

Bonus (Column (d))
Includes for fiscal 2015 payments in the following amounts made under the Retention Bonus Program requested by WH Group in connection with the negotiation of the Merger Agreement: Mr. Sullivan - $666,667; Mr. Pope - $825,000; Mr. Thamodaran - $600,000; Mr. Sebring - $500,000; and Mr. Nowakowski - $725,000. WH Group established the Retention Bonus Program in connection with the Merger to encourage the Company's senior management to remain with the Company following the Merger. See “Potential Payments Upon Change in Control: Retention Bonus Program” for more information concerning these payments. The remaining amounts shown in column (d) for fiscal 2015 represent discretionary bonus awards.

Stock Awards (Column (e)) and Option Awards (Column (f))
Represents the theoretical aggregate grant date fair value of the awards made with respect to each fiscal year as computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual values that may be recognized by each Named Executive Officer nor, for 2013T, the amounts that may have been received by the Named Executive Officer upon the conversion of such awards to cash as a result of the Merger. For each Named Executive Officer, the amounts in column (f) for fiscal 2014 represent the grant date fair value of stock options granted by the WH Group Board of Directors to approximately 210 members of senior management of WH Group and its subsidiaries, including the Named Executive Officers, pursuant to the WH Group Pre-IPO Share Option Scheme on July 10, 2014. The assumptions used in determining the grant date fair values of these awards are set forth in “Note 11: Equity” to our Consolidated Financial Statements. These options have an exercise price of $0.80 and are subject to graded vesting over a five-year period with the first tranche having vested on August 5, 2015. On April 27, 2016, shares of WH Group stock, which is traded on the Stock Exchange of Hong Kong Limited, closed at $0.82.
Non-Equity Incentive Plan Compensation (Column (g))
Represents cash incentive payouts pursuant to awards made under the performance award component of the 2008 Plan.
Change in Pension Value and Nonqualified Deferred Compensation Earnings (Column (h))
Represents the aggregate increase in the actuarial present value of the named executives' accumulated benefits under our tax-qualified pension plans and non-tax-qualified supplemental pension plan accrued during fiscal 2015, fiscal 2014 and fiscal 2013T. The change in the present value of the accrued pension benefits is impacted by variables such as additional years of service, age, changes in plan provisions, changes in compensation, changes in the mortality table, the discount rate used in the present value calculation and distributions during the fiscal year. As a result of the Merger, the actuarial present value of each named executive’s vested, accrued benefit under the non-qualified supplemental pension plan as of such date became payable ratably over a five-year period. Changes in the present value of the pension benefits are not the result of any changes in how our executives’ retirement benefits are determined under the terms of the pension plans. The table below shows the impact of those variables on the present value of the named executives' pension benefits in fiscal 2015:

	Sullivan ($)	Pope ($)	Thamodaran ($)	Sebring ($)	Nowakowski ($)	Schellpeper ($)
2014 Present Value....................................	1,298,308	18,680,196	6,899,392	7,525,176	2,403,479	2,743,165
Change due to:
Additional year of age	52,153	667,663	259,696	51,861	89,291	119,513
Additional year of service	144,798	1,668,475	429,692	316,209	432,090	—
Final average pay increase	999,190	2,318,934	3,694,954	1,564,587	364,036	—
SERP distribution	(151,801)	(4,229,304)	(1,354,759)	(1,918,610)	(500,314)	(93,187)
Change in discount rate	(169,947)	(553,087)	(368,858)	(123,625)	(85,309)	(180,568)

Total Increase (Decrease)	874,393	(127,319)	2,660,725	(109,578)	299,794	(154,242)

2015 Present Value	2,172,701	18,552,877	9,560,117	7,415,598	2,703,273	2,588,923
Mr. Nunziata had not accrued any benefits under the plans as of the end of fiscal 2015 because he had not yet met the minimum service requirements for eligibility.
The methodology used in calculating the present value of the pension benefits, including the underlying assumptions, is described or referenced under “Pension Benefits: Discussion of Retirement Plans” below. Negative values are reported as $0 in the Summary Compensation Table. There were no above-market earnings on any nonqualified deferred compensation plan benefits during fiscal 2015.
All Other Compensation (Column (i))
For fiscal 2015, includes partial distributions of benefits under the Company’s pension plans as follows: Mr. Sullivan - $151,801; Mr. Pope - $4,229,304; Mr. Thamodaran - $1,354,759; Mr. Sebring - $1,918,610; Mr. Nowakowski - $500,314 and Mr.

Schellpeper - $93,187. As a result of the Merger, each Named Executive Officer’s vested, accrued benefit under our non-tax-qualified supplemental pension plan as of such date became payable ratably over a five-year period.

Also includes our incremental cost, as shown in the following table, of perquisites provided to the Named Executive Officers during fiscal 2015, consisting of: the personal use of Company aircraft, spousal travel expenses, personal use of a car leased by us, including all operating and maintenance costs, excess life and other insurance benefits, charitable contribution match and housing and relocation costs.

Name	Company Aircraft ($)	Spousal Travel Expenses ($)	Company- Leased Automobile ($)	Excess Life and Other Insurance Benefits ($)	Charitable Contribution Match ($)	Housing and Relocation ($)	Other ($)
Kenneth M. Sullivan................................	—	—	20,511	1,242	28,750	—	—
C. Larry Pope...........................................	103,755	16,199	29,819	3,564	100,000	—	—
Glenn T. Nunziata....................................	—	—	10,263	145	5,000	18,797	—
Dhamu Thamodaran................................	—	—	25,542	3,564	250	—	—
Joseph B. Sebring....................................	—	1,562	19,278	6,858	—	—	—
Dariusz Nowakowski...............................	—	36,239	—	17,851	—	169,496	12,000 (1)
Timothy O. Schellpeper...........................	83,700	—	10,706	334	—	—	—
(1) Reflects reimbursed medical expenses for named executive's spouse.
The value of perquisites is based on the estimated incremental cost to us, including:

•	for personal use of Company aircraft, the direct cost per flight hour as calculated from our records for Company-owned aircraft or as billed by third parties for chartered aircraft,

•	for spousal travel expenses, the incremental and direct costs, such as the fare cost for commercial flights,

•	for Company-leased automobiles, 100% of the lease cost, repairs, maintenance and fees,

•	for excess life insurance (i.e., having a face amount of coverage in excess of $50,000), the amount of premiums paid by us, on behalf of the executive, during the fiscal year for such excess coverage.

Also includes tax gross ups relating to the perquisites listed in the table above in the following amounts: Mr. Pope - $57,218, Mr. Nunziata - $8,797 and Mr. Schellpeper - $39,925.

Also includes Company matches under our 401(k) plan of $5,300 for each named executive with the exception of Mr. Nunziata who joined the Company in October 2015 and had not yet met the eligibility requirements for participating in the 401(k) plan and Mr. Nowakowski who is a non-U.S. employee and not eligible for participation.

Also includes payment of $1,250,000 received by Mr. Pope pursuant to the terms of the noncompetition agreement he entered into in connection with the Merger. See “Potential Payments Upon Change in Control: Retention Bonus Program” for further information concerning this payment.

Includes $9,981,770 received by Mr. Pope pursuant to a Retirement Agreement, dated as of December 31, 2015, between the Company and Mr. Pope (the “Retirement Agreement”).  The Retirement Agreement also provides Mr. Pope with post-retirement health care benefits for one year and an additional one year of service credit under the Company’s non-tax-qualified Supplemental Pension Plan.  In consideration for such payments and benefits, Mr. Pope has released any claims against the Company and has agreed not to compete with the Company for a period of two years and to provide limited consulting and advisory services to the Company’s CEO through August 5, 2024 for no additional compensation.

Includes $5,081,078 in cash separation benefits received by Mr. Schellpeper in connection with his termination of employment.  Also includes $900,000 received by Mr. Schellpeper under a Non-Competition and Non-Solicitation Agreement, dated as of March 31, 2015, between the Company and Mr. Schellpeper pursuant to which Mr. Schellpeper has agreed not to compete with the Company for a period of one year and not to solicit the Company’s employees or customers for a period of two years.   Mr. Schellpeper will be eligible to receive an additional $700,000 during the term of such agreement.  In connection with his separation, Mr. Schellpeper has released any claims against the Company.

Grants of Plan-Based Awards
The following table includes grants of plan-based awards to our named executives for fiscal 2015.

Name (a)	Grant date (b)	Approval date (c)	Potential payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards
			Threshold ($) (d)	Target ($) (e)	Maximum ($) (f)	Threshold (#) (g)	Target (#) (h)	Maximum (#) (i)
Kenneth M. Sullivan
Incentive Plan Bonus.........................	—	—	618,750	3,053,354	4,132,500	—	—	—
C. Larry Pope
Incentive Plan Bonus.........................	—	—	1,485,000	7,328,050	9,918,000	—	—	—
Glenn T. Nunziata
Incentive Plan Bonus.........................	—	—	—	—	—	—	—	—
Dhamu Thamodaran
Incentive Plan Bonus.........................	—	—	618,750	3,053,354	4,132,500	—	—	—
Joseph B. Sebring
Incentive Plan Bonus.........................	—	—	N/A	3,252,345	4,550,000	—	—	—
Dariusz Nowakowski
Incentive Plan Bonus.........................	—	—	646,250	1,683,259	2,805,000	—	—	—
Timothy O. Schellpeper
Incentive Plan Bonus.........................	—	—	—	—	—	—	—	—

Potential Payouts Under Non-Equity Incentive Plan Awards (Columns (d), (e) and (f))
The target amount represents actual cash incentives for fiscal 2015 paid pursuant to awards made under the performance grant component of the 2008 Plan. The payout amounts shown above are also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Discussion for Summary Compensation Table and Grants of Plan-Based Awards: Performance-Based Annual Cash Incentives” below for a detailed discussion of the performance criteria.
Discussion for Summary Compensation Table and Grants of Plan-Based Awards
Performance-Based Annual Cash Incentives
For our named executives, annual cash incentives may be earned under awards made pursuant to the performance award component of the 2008 Plan. The annual awards utilize formulas set by the Board of Directors at the beginning of the fiscal year. The formulas for fiscal 2015 were based on Company net income and either operating profit or pre-tax profit of a particular segment or business unit, depending upon the scope of the executive’s duties. Operating profit is generally defined as net income less reductions for interest expense and income taxes. Pre-tax profits are generally defined as net income before deduction for income taxes. Because these awards are based on objective performance criteria measured over a specified period, any incentives earned pursuant to the awards and paid in cash appear in the “non-equity incentive plan” columns of the Grants of Plan-Based Awards Table (column (e)) and the Summary Compensation Table (column (g)). For fiscal 2015, the formulas used to calculate the annual performance-based cash incentive awards to the participating Named Executive Officers were as follows:

For Messrs. Sullivan, Pope and Thamodaran:

Company Net Income ($ in millions)	Performance Bonus as a Percentage of Company Net Income up to $551 million
Sullivan	Pope	Thamodaran
330 - 384.1875	.45	.1875
385 - 439.375	.9	.375
440 - 494.675	1.62	.675
495 - 551.75	1.8	.75

For Mr. Sebring

U.S. Operations Operating Profit ($ in million)	Performance Bonus as a Percentage of U.S. Operations Operating Profit in excess of $500 million up to $1 billion
501 - 624.2125
625 - 699.425
700 - 799.85
800 - 1000	.85 plus an additional .15 of U.S. Operations Operating Profit in excess of $800 million up to $1 billion

For Mr. Nowakowski:

European Operations Adjusted Pre-Tax Profits ($ in million)	Performance Bonus as a Percentage of European Operations Adjusted Pre-Tax Profits up to $102 million
47 - 55	1.375
56 - 102	2.75

In the event that any of the foregoing performance measures should exceed the highest indicated range, an additional amount will be contributed to a discretionary bonus pool that will be allocated by the Company’s CEO. The amount so contributed would equal one-half of the additional bonus that would have been paid to the applicable executive had the bonus formula not contained a cap on the performance measure.
For purposes of these awards, the various profit measures for the Company and its divisions for fiscal 2015 were as follows:

Company net income....................................................	$452,348,800
U.S. operations operating profit....................................	$870,234,500
European operations adjusted pre-tax profit.................	$61,209,400

As an illustration of the performance bonus calculation, our current CEO’s performance bonus for fiscal 2015 was $3,053,354, which is equal to the product of the Company’s net income of $452,348,000 and the indicated bonus percentage of .675 (i.e., the bonus percentage applied if the Company’s net income falls within the range of $440 million and $494 million). As an illustration of the discretionary bonus pool calculation, if the Company’s net income had been $601 million (i.e., an amount in excess of the net income cap ($551 million) for the performance bonus calculation, an amount equal to $825,000 would have been contributed to the discretionary bonus pool. This amount is equal to the product of $50 million (i.e., the excess of the assumed level of Company net income over the cap) and 1.65% (i.e., one-half of the aggregate maximum performance bonus percentages for Messrs. Sullivan, Pope and Thamodaran). Because none of the actual performance measures in fiscal 2015 exceeded the applicable caps, no contributions were made to the discretionary bonus pool for fiscal 2015.
Retention Bonuses and Additional Cash Awards
In connection with the Merger, our former board of directors and its compensation committee approved the Retention Bonus Program for certain of our officers, including the named executives who were employed at that time. In fiscal 2015, retention bonus payments were as follows: Mr. Sullivan - $666,667; Mr. Pope - $825,000; Mr. Thamodaran - $600,000; Mr. Sebring - $500,000; Mr. Nowakowski - $725,000 and Mr. Schellpeper - $0. See “Potential Payments Upon Change in Control: Retention Bonus Program” for more information.

Mr. Nunziata received a discretionary bonus award of $300,000 because he joined the Company too late in the year to participate in the regular annual cash incentive award program.

Option Awards
During 2014, WH Group adopted the WH Group Option Plan to provide incentives to various executives and management personnel of WH Group and its subsidiaries. The Named Executive Officers were awarded WH Group options under the plan on July 10, 2014. These options have an exercise price of $0.80 and are subject to graded vesting over a five-year period as follows: 10% as of August 5, 2015, an additional 15% as of August 5, 2016, an additional 20% as of August 5, 2017, an additional 25% as of August 5, 2018 and the final 30% as of August 5, 2019. On April 27, 2016, shares of WH Group stock, which is traded on the Stock Exchange of Hong Kong Limited, closed at $0.82.

Components of Total Compensation
In fiscal 2015, cash compensation (salary plus bonus plus non-equity incentive compensation) for the named executives averaged approximately 47% of their total compensation (excluding retirement plan distributions). The principal component of non-cash compensation in fiscal 2015 was the increase in the actuarial present value of the named executives' benefits under our pension plans. Consistent with our policy that a substantial portion of a named executive's potential cash compensation be based on performance, performance-based cash incentive awards earned by executive officers in recent years have ranged from 0% to 90% of total cash compensation (excluding retirement plan distributions) depending on the performance of the Company or the relevant segment or business unit and the individual executive. As a percentage of total cash compensation (excluding retirement plan distributions), performance-based cash incentive awards for all named executives averaged approximately 81% in fiscal 2015.
Outstanding Equity Awards at Fiscal Year-End

As of January 3, 2016 there were no stock awards outstanding. All outstanding options awards as of such date are reflected below.

	Option awards(1)
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Kenneth M. Sullivan	1,200,000	10,800,000	__	$0.80	7/10/2024
C. Larry Pope	4,000,000	36,000,000	__	$0.80	7/10/2024
Glenn T. Nunziata	__	__	__	__	__
Dhamu Thamodaran	700,000	6,300,000	__	$0.80	7/10/2024
Joseph B. Sebring	450,000	4,050,000	__	$0.80	7/10/2024
Dariusz Nowakowski	400,000	3,600,000	—	$0.80	7/10/2024
Timothy O. Schellpeper	__	__	__	__	__
(1) The options listed were granted on July 10, 2014 and are subject to graded vesting over a five-year period as follows: 10% as of August 5, 2015, an additional 15% as of August 5, 2016, an additional 20% as of August 5, 2017, an additional 25% as of August 5, 2018 and the final 30% as of August 5, 2019.
(2) Mr. Schellpeper's stock options were forfeited in their entirety when his employment ended effective March 31, 2015.

Option Exercises and Stock Vested

No option awards were exercised by, and no stock awards vested for, our Named Executive Officers in fiscal 2015.

Pension Benefits
(As of January 3, 2016)

Name	Plan Name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Kenneth M. Sullivan...............	Smithfield Foods Pension Plan	13	288,177	—
	Supplemental Pension Plan	13	1,884,526	151,801
C. Larry Pope..........................	Smithfield Foods Pension Plan	35	1,262,513	—
	Supplemental Pension Plan	36 (1)	17,290,364	4,229,304
Glenn T. Nunziata...................	Smithfield Foods Pension Plan	—	—	—
	Supplemental Pension Plan	—	—	—
Dhamu Thamodaran...............	Smithfield Foods Pension Plan	25	897,265	—
	Supplemental Pension Plan	25	8,662,852	1,354,759
Joseph B. Sebring................	Smithfield Foods Pension Plan	21	958,062	—
	Supplemental Pension Plan	21	6,457,536	1,918,610
Dariusz Nowakowski...........	Supplemental Pension Plan	9	2,703,273	500,314
Timothy O. Schellpeper..........	Farmland Foods Pension Plan	24	497,336	—
	Supplemental Pension Plan	11	2,091,587	93,187
(1)Includes one additional year of service credit pursuant to the terms of Mr. Pope’s Retirement Agreement. See discussion under “All Other Compensation (Column (i))” above for further information regarding the Retirement Agreement.

Discussion of Pension Plans
We sponsor tax-qualified pension plans covering substantially all of the Company’s salaried employees. Each of the named executives (except Mr. Nunziata) participates in one of our tax-qualified salaried pension plans (the “Salaried Pension Plans”) and the non-tax-qualified Supplemental Pension Plan (the “Supplemental Plan”). Mr Nunziata does not participate in either plan because he has not yet met the minimum service requirements for eligibility.
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
The retirement benefit under the Smithfield Foods Salaried Pension Plan is a lifetime benefit payable at age 65 equal to the sum of (i) 0.8% of Final Average Earnings and (ii) 0.9% of Final Average Earnings in excess of Social Security Covered Compensation, with that sum multiplied by the years of service with the Company. Social Security Covered Compensation is determined annually by the Internal Revenue Service and represents an average of the amount of wages subject to Social Security taxes over a period of years. Compensation for purposes of Final Average Earnings is the total compensation shown on the participant’s W-2 reduced by any income from the exercise of stock options. Total compensation includes salary, bonus, non-equity incentive plan payments, stock awards when vested, and taxable perquisites from the Company. For named executives, such compensation includes salary, bonus and non-equity incentive plan compensation, each as shown in the Summary Compensation Table. For the tax-qualified plans, compensation for purposes of calculating accruals is limited to $260,000 for calendar year 2015 as set by the Internal Revenue Service. The Supplemental Plan limits yearly earnings for purposes of calculating accruals to $5,000,000.

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
As a result of the Merger, each named executive's vested, accrued benefit under the Supplemental Plan as of the Merger closing date became payable ratably over a five-year period, as previously elected by such executive. Each named executive continues to accrue benefits under the Supplemental Plan for service after the Merger date, which will be distributable on the executive’s future benefit commencement date under the plan.

The present value of each named executive's accumulated benefits under the plans, as shown in the prior table, has been calculated in accordance with the benefit formulas described above and using the same assumptions as are used by us for financial reporting purposes under generally accepted accounting principles (except that retirement age is assumed to be the normal retirement age of 65). Those assumptions are incorporated herein by reference to “Note 10: Pension and Other Retirement Benefit Plans” to our Consolidated Financial Statements.
Nonqualified Deferred Compensation

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ Distributions ($)	Aggregate balance at last FYE(1) ($)
Kenneth M. Sullivan...................................	—	—	—	241,982	99,514
C. Larry Pope.............................................	—	—	—	—	—
Glenn T. Nunziata.......................................	—	—	—	—	—
Dhamu Thamodaran....................................	—	—	—	684,862	442,680
Joseph B. Sebring........................................	—	—	—	738,897	510,893
Dariusz Nowakowski..................................	—	—	—	—	—
Timothy O. Schellpeper	—	—	—	405,008	163,166

(1)
Represents the aggregate cash balance at January 3, 2016 attributable to the vested and unvested RSUs that were converted to cash as a result of the Merger and which were not previously distributed to the named executives. A portion of these balances and the distributions made during the last fiscal year were previously included in column (e) of the Summary Compensation Table (Stock Awards) in the year in which the RSUs were granted (fiscal 2012 and fiscal 2013). The aggregate amounts so included for prior years were: Mr. Sullivan - $0; Mr. Thamodaran $821,419; Mr. Sebring $760,210 and Mr. Schellpeper - $0.

Discussion of Nonqualified Deferred Compensation
Prior to fiscal 2013T, under the management stock purchase program (ESPP), executives could voluntarily elect to defer up to 25% of the payouts under their annual cash incentive awards and receive fully vested RSUs in exchange. These deferral RSUs were generally payable on a date, which could not be less than three years from the date of deferral, specified by the executive and were payable in shares of common stock, subject to earlier payment upon certain intervening events (such as a change of control). Deferral RSUs were matched under the ESPP with an equivalent number of unvested RSUs subject to a three-year vesting schedule. In connection with the Merger, both the deferral RSUs and the match RSUs were cancelled and converted into the right to receive cash payments equal to $34.00 per share. Most of the named executives received a distribution of the cash amounts attributable to their deferral RSUs on the Merger closing date, in accordance with their prior elections. Messrs. Sebring and Schellpeper, however, received only a portion of the cash amount attributable to their deferral RSUs. The cash amounts attributable to the match RSUs were not distributed upon the Merger and remain subject to the same three-year vesting condition to which the match RSUs were originally subject. The “aggregate balance at FYE” column in the table above shows, for each named executive (other than Mr. Schellpeper), the aggregate cash balance at January 3, 2016 attributable to the executive’s converted match RSUs, plus (for Mr. Sebring) the remaining undistributed cash balance attributable to his converted deferral RSUs as of the same date. The “aggregate balance at FYE” entry for Mr. Schellpeper reflects the aggregate cash balance at January 3, 2016 attributable to his converted deferral RSUs. Mr. Schellpeper’s right to receive the remaining cash attributable to his converted match RSUs was forfeited upon his retirement from the Company effective March 31, 2015.

Potential Payments Upon Change in Control

Change in Control Executive Severance Plan
Our former board of directors adopted the Severance Plan in fiscal 2011. All executive officers employed at that time and certain additional key members of management participated in the Severance Plan. Under the terms of the Severance Plan, in the event that a participant’s employment was terminated by the Company other than for “cause,” death or disability or the participant resigned for “good reason,” in either case during the period of a “potential change in control” or within two years following a “change in control,” the participant would have been entitled to receive:

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
The board of directors was permitted to terminate or amend the Severance Plan at any time except that the plan could not be amended in a manner adverse to the interests of participants or terminated during the period of a potential change in control or during the two-year period following a change in control. The Severance Plan provided for severance benefits to be paid in a manner intended to comply with, or be exempt from, Section 409A of the Internal Revenue Code of 1986, as amended (the “IRC”), including delaying certain benefits for a period of six months following termination if necessary. In addition, severance benefits were subject to reduction to avoid any excise taxes imposed by Section 4999 of the IRC, but only if such reduction resulted in a higher after-tax payment to the participant. The portion of any severance payment that was based on the amount of the participant’s annual cash incentive awards was subject to recovery under the Company’s clawback policy.
Any participants who became entitled to receive benefits under the Severance Plan were required to sign a release of claims and an agreement providing for, among other things, a one-year non-compete obligation and a two-year obligation not to solicit employees or customers of the Company.
The term “cause” was defined to mean that the participant had:

•
willfully and continually failed to substantially perform, or been grossly negligent in the discharge of, his or her duties (other than by reason of a disability, physical or mental illness or analogous event) and such failure or negligence continues for a period of 10 business days after notice thereof to the participant from the Board;

•	been convicted of or pled nolo contendere to a felony; or

•	materially or willfully breached any agreement with us.
The term “good reason” (as amended as described below) was defined to mean:

•	a material diminution in the duties or responsibilities of the participant or of the person to whom the participant reported;

•	a material reduction in the participant’s annual base salary or annual target bonus opportunity; or

•	a change in the location of the participant’s principal place of employment of more than 50 miles.

On May 28, 2013, the Severance Plan was amended only as it would have applied to the Merger and only as it would have applied to Mr. Pope and the Senior Executives (including Mr. Thamodaran). The amendment modified the pre-existing definition of “good reason” by eliminating the Senior Executives’ right to resign with good reason because they would no longer report to a public company chief executive officer and Mr. Pope’s right to resign with good reason because he ceased to be the chief executive officer of a public company. The definition of “good reason” was further amended to provide that, with respect to Mr. Pope and the Senior Executives, the fact that they would no longer hold duties that were specific to their positions at a public company would not constitute good reason.

The consummation of the Merger constituted a “change in control” for purposes of the Severance Plan. Thus, a participant would have been entitled to benefits under the plan if, within two years, the participant’s employment was terminated by the Company other than for “cause,” death or disability or the participant resigned for “good reason.” The Severance Plan expired on September 26, 2015 and no payments were made prior to its expiration.
Retention Bonus Program
In connection with the negotiation of the Merger Agreement, WH Group had requested that a retention program be established in connection with the Merger to aid in the retention of certain of the Company’s officers and other key employees. In response to this request, on May 28, 2013, the Company’s former board of directors and its compensation committee approved the Retention Bonus Program for certain of the Company’s officers, including the named executives, and other key employees. The retention bonuses are to be paid in installments following the closing of the Merger so long as the executive officers remain employed with the Company or any affiliate through the relevant payment dates (subject to certain exceptions), as detailed below.

For our former CEO and the Senior Executives (which include Mr. Thamodaran), the retention payments are payable in four installments: one-quarter on the date which is six months following the Merger and an additional one-quarter on each of the 1st, 2nd and 3rd anniversaries of the Merger, each of which is contingent upon continued employment with the Company or any affiliate. The aggregate amounts of the retention bonuses originally set for our CEO and the Senior Executives (including Mr. Thamodaran) when the Retention Bonus Program was adopted are as follows: Mr. Pope - $8,300,000 and Mr. Thamodaran - $2,400,000.

On September 25, 2013, the Company amended the Retention Bonus Program to reduce the amount of the potential retention bonus payments for certain executive officers, including Mr. Pope, whose potential retention bonus payments were reduced to $3,300,000. Also on September 25, 2013, the Company entered into a noncompetition agreement with Mr. Pope, under the terms of which he has agreed to refrain from competing against the Company and its affiliates, and from soliciting the Company’s and its affiliates’ customers, suppliers and employees, in each case for a period of three years following the date of the Merger in exchange for potential cash payments (totaling $5,000,000). The noncompetition payments are payable in four installments: one-quarter on the date which is six months following the Merger and an additional one-quarter on each of the 1st, 2nd and 3rd anniversaries of the Merger, whether or not he remains employed with the Company, so long as he abides by the terms of the noncompetition and non-solicitation covenants in the agreement.
A total of approximately 50 other officers, including Messrs. Sullivan, Sebring, Nowakowski and Schellpeper and other key employees of the Company, subsequently became entitled to receive retention bonuses in connection with the Merger. The aggregate amounts of the retention bonuses for these named executives are as follows: Mr. Sullivan - $2,000,000; Mr. Sebring - $1,500,000; Mr. Nowakowski - $2,175,000 and Mr. Schellpeper - $1,500,000. For these employees, the retention bonuses were made payable in three installments: one-third on each of the 1st, 2nd and 3rd anniversaries of the Merger, each of which is contingent on continued employment with the Company or any affiliate.
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

Potential Payments Table
The following table shows the estimated payments and benefits each of the Named Executive Officers would have received assuming, first, that the Named Executive Officer’s employment was terminated by the Company (other than for cause, death or disability), or he resigned for good reason, on January 3, 2016 and second, that the Named Executive Officer’s employment was terminated by reason of death or disability on January 3, 2016.

Name and Event	Retention Bonus ($)	Total benefits ($)
Kenneth M. Sullivan
Termination other than death or disability....................	667,000	667,000
Death or disability.........................................................	667,000	667,000
C. Larry Pope
Termination other than death or disability (1)................	—	—
Death or disability.........................................................	—	—
Glenn T. Nunziata
Termination other than death or disability....................	—	—
Death or disability.........................................................	—	—
Dhamu Thamodaran
Termination other than death or disability....................	600,000	600,000
Death or disability.........................................................	600,000	600,000
Joseph B. Sebring
Termination other than death or disability....................	500,000	500,000
Death or disability.........................................................	500,000	500,000
Dariusz Nowakowski
Termination other than death or disability....................	725,000	725,000
Death or disability.........................................................	725,000	725,000
Timothy O. Schellpeper
Termination other than death or disability (1)................	—	—
Death or disability.........................................................	—	—
(1) Each of Mr. Pope’s and Mr. Schellpeper’s employment was terminated during fiscal 2015. See the discussion under “All Other Compensation (Column i))” above for information relating to payments made to them in connection with the termination of their employment.

Director Compensation
Persons serving on the Board of Directors following the Merger receive no additional compensation for doing so.
Compensation Committee Interlocks and Insider Participation
Following the Merger, the functions previously performed by the compensation committee are being performed by the Board of Directors. During fiscal 2015, none of our executive officers served on the compensation committee or board of directors of any company that employed any member of our Board of Directors as an executive officer, except that Mr. Pope served on the board of directors of WH Group, the Chief Executive Officer of which is Mr. Wan.
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

	Amount and Nature of Beneficial Ownership (Number of Shares)
DIRECTORS AND NAMED EXECUTIVE OFFICERS:	DIRECT	OTHER	TOTAL	PERCENT OF CLASS
Long Wan	16,119,889 (2)	4,982,991,111 (5)	4,999,110,000	34.1
Gordon Lijun Guo	4,100,000 (3)	—	4,100,000	*
Hank Shenghua He	150,000 (4)	—	150,000	*
Shuge Jiao	—	—	—	*
Kenneth M. Sullivan	1,200,000 (4)	—	1,200,000	*
C. Larry Pope	4,000,000 (4)	—	4,000,000	*
Glenn T. Nunziata	—	—	—	—
Dhamu Thamodaran	700,000 (4)	—	700,000	*
Joseph B. Sebring	450,000 (4)	—	450,000	*
Dariusz Nowakowski	400,000 (4)	—	400,000	*
Timothy O. Schellpeper	—	—	—	*
All current directors and executive officers as a group (11 persons) (1)	23,119,889	4,982,991,111	5,006,111,000	34.1
——————————————
* Less than 1% of class

(1)	Messrs. Pope and Schellpeper, whose employment ended effective December 31, 2015 and March 31, 2015, respectively, are not included in the group total.

(2)	Includes presently exercisable options to acquire 14,619,889 shares.

(3)	Includes presently exercisable options to acquire 4,000,000 shares.

(4)	Includes presently exercisable options to acquire the number of shares listed.

(5)
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

Christopher Pope, son of C. Larry Pope, our Chief Executive Officer through December 31, 2015 and President and Chief Executive Officer through October 1, 2015, is employed by us as Vice President of Strategic Sourcing. In fiscal 2015, his total compensation was $564,426.

Patrick Sebring, son of Joseph B. Sebring, an executive officer, is employed by us as Vice President of Sales. In fiscal 2015, his total compensation was $378,558.

Karolina Nowakowski, daughter of Dariusz Nowakowski, an executive officer, is employed by us as Vice President Supply Chain Management. In fiscal 2015, her total compensation was $276,578.

Independence of the Board of Directors

Our Board of Directors currently consists of five directors. Although the listing standards of the New York Stock Exchange (“NYSE”) no longer apply to us since we are a privately held company, the Board of Directors has nevertheless used those standards to evaluate the independence of our directors for purposes of this report. Under the NYSE’s standards, none of our directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Other Fees

The following table shows the fees for audit and other services provided by Deloitte & Touche LLP for fiscal 2015 and fiscal 2014.

	2015 Fees ($)	2014 Fees ($)
Audit Fees	3,332,942	3,674,213
Audit-Related Fees	45,460	13,117
Tax Fees:
Tax Compliance Fees	430,409	—
Tax Planning Fees	188,348	702,548
All Other Fees	—	584,194
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

Pre-Approval Policy and Procedures

The services performed by Deloitte & Touche LLP during fiscal 2015 and fiscal 2014 were pre-approved in a manner consistent with the Board of Director’s pre-approval policy and procedures. The policy requires that all services to be performed by the independent auditors be pre-approved either on a case-by-case basis by the Board of Directors or its delegate or on a categorical basis based on the Board of Director’s prior approval of a specific category of service and the expected cost thereof. Any request for services involving less than $100,000 may be approved by the Chairman of the Board if it is not practicable to obtain the approval of the full Board, provided that any such approval is presented to the full Board at its next scheduled meeting.

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

Exhibit 21#	—	Subsidiaries of the Company

Exhibit 31.1*	—	Certification of Kenneth M. Sullivan, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	—	Certification of Glenn T. Nunziata, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 101#	—
The following financial statements from Smithfield Foods, Inc.'s Annual Report on Form 10-K for the year ended January 3, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (i) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

——————————————

*	Filed herewith.

**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

#	Previously filed or furnished, as applicable, as an exhibit to the Company's Report on Form 10-K filed with the SEC on March 29, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: SMITHFIELD FOODS, INC.

By:	/s/ KENNETH M. SULLIVAN
Kenneth M. Sullivan President and Chief Executive Officer
 Date: May 2, 2016