Form 10-Q
period 2016-07-03
SMITHFIELD FOODS INC
filed 2016-08-16
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

At August 16, 2016, 1,000 shares of the registrant's Common Stock (no par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions and unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

Sales	$3,492.6	$3,486.6	$6,798.9	$7,103.1
Cost of sales	3,035.6	3,068.1	5,929.5	6,278.5
Gross profit	457.0	418.5	869.4	824.6
Selling, general and administrative expenses	227.8	232.6	435.9	454.5
Income from equity method investments	(7.9)	(0.2)	(13.7)	(4.2)
Operating profit	237.1	186.1	447.2	374.3
Interest expense	32.8	31.5	64.8	66.2
Non-operating (gain) loss	—	(0.7)	—	12.1
Income before income taxes	204.3	155.3	382.4	296.0
Income tax expense	66.5	51.1	123.6	94.8
Net income	$137.8	$104.2	$258.8	$201.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

Net income	$137.8	$104.2	$258.8	$201.2

Other comprehensive income (loss), net of tax:
Foreign currency translation	(41.7)	43.5	(8.2)	(40.8)
Pension accounting	1.2	47.0	2.4	47.7
Hedge accounting	12.2	(33.3)	25.2	(8.8)
Total other comprehensive income (loss)	(28.3)	57.2	19.4	(1.9)

Comprehensive income	$109.5	$161.4	$278.2	$199.3

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	July 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$119.3	$704.9
Accounts receivable, net	828.8	760.0
Inventories	2,212.3	2,099.7
Prepaid expenses and other current assets	116.8	176.4
Total current assets	3,277.2	3,741.0

Property, plant and equipment, net	2,919.1	2,867.3
Goodwill	1,619.4	1,619.5
Intangible assets, net	1,362.1	1,365.7
Investments	139.7	142.5
Other assets	146.5	158.0
Total assets	$9,464.0	$9,894.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	517.2	30.3
Accounts payable	379.1	686.1
Accrued expenses and other current liabilities	837.0	828.3
Total current liabilities	1,733.3	1,544.7

Long-term debt and capital lease obligations	1,807.0	2,257.9
Other liabilities	1,099.5	1,216.5

Redeemable noncontrolling interests	58.7	53.9

Commitments and contingencies

Equity:
Shareholder's equity:
Common stock, no par value, 1,000 shares authorized; 1,000 issued and outstanding	—	—
Additional paid-in capital	4,187.3	4,185.1
Retained earnings	935.8	1,013.1
Accumulated other comprehensive loss	(358.3)	(377.7)
Total shareholder's equity	4,764.8	4,820.5
Noncontrolling interests	0.7	0.5
Total equity	4,765.5	4,821.0
Total liabilities and equity	$9,464.0	$9,894.0

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Six Months Ended
	July 3, 2016	June 28, 2015

Cash flows from operating activities:
Net income	$258.8	$201.2
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	118.9	116.4
Stock-based compensation expense	4.7	10.3
Income from equity method investments	(13.7)	(4.2)
Changes in operating assets and liabilities and other, net	(478.8)	(264.0)
Net cash flows from operating activities	(110.1)	59.7

Cash flows from investing activities:
Proceeds from sale of equity interest in Campofrio Food Group	—	354.0
Capital expenditures	(160.0)	(145.3)
Net expenditures from breeding stock transactions	(24.6)	(29.7)
Other	0.7	(21.1)
Net cash flows from investing activities	(183.9)	157.9

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	30.0	—
Principal payments on long-term debt and capital lease obligations	(1.1)	(409.3)
Proceeds from Securitization Facility	50.0	290.0
Payments on Securitization Facility	(50.0)	(290.0)
Net proceeds (payments) on revolving credit facilities	14.4	(13.3)
Payment of dividends	(336.1)	(30.0)
Net cash flows from financing activities	(292.8)	(452.6)

Effect of foreign exchange rate changes on cash	1.2	(3.5)
Net change in cash and cash equivalents	(585.6)	(238.5)
Cash and cash equivalents at beginning of period	704.9	433.5
Cash and cash equivalents at end of period	$119.3	$195.0

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. You should read these statements and notes in conjunction with the audited consolidated financial statements and the related notes included in our report on Form 10-K for the twelve months ended January 3, 2016. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included.
The three and six months ended July 3, 2016 correspond to the second quarter and first half of 2016, respectively, and the three and six months ended June 28, 2015 correspond to the second quarter and first half of 2015, respectively.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers, except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14) which defers the effective date by one year to fiscal year and interim periods within those years beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The guidance is not currently effective for us and has not been applied in this Form 10-Q. We are currently in the process of evaluating the potential impact of future adoption but at this time do not anticipate it will have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 will impact how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 with early adoption permitted beginning in Q1 of 2019. The guidance is not currently effective for us and has not been applied in this Form 10-Q. We are currently in the process of evaluating the potential impact of adoption but at this time do not anticipate it will have a material impact on our consolidated financial statements.

NOTE 2:	INVENTORIES
Inventories consist of the following:

	July 3, 2016	January 3, 2016
	(in millions)
Fresh and packaged meats	$1,056.0	$885.2
Livestock	900.8	882.3
Grains	122.6	204.5
Manufacturing supplies	85.6	80.3
Other	47.3	47.4
Total inventories	$2,212.3	$2,099.7

NOTE 3:	DERIVATIVE FINANCIAL INSTRUMENTS
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counter-party agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of July 3, 2016, the net liability position of our open derivative instruments that are subject to credit risk-related contingent features was not material.

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
Determination of the credit quality of our counter parties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of July 3, 2016, we had gross credit exposure of $15.7 million and $8.6 million after netting agreements on non-exchange traded derivative contracts.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate.

The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	July 3, 2016	January 3, 2016	July 3, 2016	January 3, 2016
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$29.1	$1.1	$6.2	$32.3
Livestock contracts	9.2	11.3	24.5	—
Interest rate swaps	—	—	0.1	0.2
Foreign exchange contracts	0.3	—	—	1.2
Total	38.6	12.4	30.8	33.7

Derivatives using the "mark-to-market" method:
Grain contracts	6.1	4.2	3.5	1.0
Livestock contracts	1.4	8.3	2.8	0.8
Energy contracts	3.7	—	4.5	15.7
Foreign exchange contracts	0.2	0.4	0.5	0.3
Total	11.4	12.9	11.3	17.8
Total fair value of derivative instruments	$50.0	$25.3	$42.1	$51.5
The majority of our derivatives are exchange traded futures contracts held with brokers, subject to netting arrangements that are enforceable during the ordinary course of business. Additionally, we have a smaller portfolio of over-the-counter derivatives that are held by counterparties under netting arrangements found in typical master netting agreements. These agreements legally allow for net settlement in the event of bankruptcy. We offset the fair values of derivative assets and liabilities, along with the related cash collateral, that are executed with the same counterparty under these arrangements in the consolidated balance sheets. The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our consolidated condensed balance sheets and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities.

	July 3, 2016
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$49.5	$(40.6)	$8.9	$41.6	$50.5
Foreign exchange contracts	0.5	(0.5)	—	—	—
Total	$50.0	$(41.1)	$8.9	$41.6	$50.5
Liabilities:
Commodities	41.5	(40.6)	0.9	(0.5)	0.4
Interest rate swaps	0.1	—	0.1	—	0.1
Foreign exchange contracts	0.5	(0.5)	—	—	—
Total	$42.1	$(41.1)	$1.0	$(0.5)	$0.5

	January 3, 2016
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$24.9	$(14.1)	$10.8	$16.1	$26.9
Foreign exchange contracts	0.4	(0.4)	—	—	—
Total	$25.3	$(14.5)	$10.8	$16.1	$26.9
Liabilities:
Commodities	49.8	(14.1)	35.7	(26.9)	8.8
Interest rate swaps	0.2	—	0.2	—	0.2
Foreign exchange contracts	1.5	(0.4)	1.1	—	1.1
Total	$51.5	$(14.5)	$37.0	$(26.9)	$10.1
See Note 7—Fair Value Measurements for additional information about the fair value of our derivatives.

Hedge Accounting Method

Cash Flow Hedges

We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of July 3, 2016, we had no commodity-related cash flow hedges for forecasted transactions beyond April 2017.

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

During the six months ended July 3, 2016, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	34,660,000	85,585,000	Bushels
Soybean meal	315,600	715,300	Tons
Lean hogs	150,040,000	1,500,960,000	Pounds
Interest rate	17,238,832	18,385,250	U.S. Dollars
Foreign currency (1)	19,352,698	42,931,767	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$46.9	$(2.8)	$(7.1)	$(20.8)	$3.0	$(0.4)
Lean hog contracts	(26.9)	13.3	6.5	87.0	(0.7)	0.5
Interest rate swaps	0.1	0.4	—	—	—	—
Foreign exchange contracts	0.1	(0.6)	0.5	(1.0)	—	—
Total	$20.2	$10.3	$(0.1)	$65.2	$2.3	$0.1

	Six Months Ended		Six Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$44.6	$(33.8)	$(18.8)	$(44.6)	$2.7	$(3.8)
Lean hog contracts	(13.3)	145.6	11.2	170.0	(0.1)	2.0
Interest rate swaps	0.1	0.3	—	—	—	—
Foreign exchange contracts	1.6	(2.3)	0.1	(1.6)	—	—
Total	$33.0	$109.8	$(7.5)	$123.8	$2.6	$(1.8)

For the periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
As of July 3, 2016, there were deferred net losses of $4.8 million, net of tax of $2.9 million, in accumulated other comprehensive income (loss). We expect to reclassify $5.5 million ($3.4 million net of tax) of deferred net losses on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the amount of unrealized gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.

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
During the six months ended July 3, 2016, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	1,025,000	11,700,000	Bushels
The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the periods indicated:

	Gains Recognized in Earnings on Derivative		Losses Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)		(in millions)
Commodity contracts	$4.0	$0.2	$(3.9)	$(0.2)

	Six Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)		(in millions)
Commodity contracts	$4.4	$2.2	$(4.3)	$(2.1)

We recognized gains of $0.9 million for the three months ended July 3, 2016 and gains of $2.4 million and $0.9 million for the six months ended July 3, 2016 and June 28, 2015, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.

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

During the six months ended July 3, 2016, the range of notional volumes associated with open derivative instruments using the "mark-to-market" method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	200,000	223,240,000	Pounds
Corn	5,505,000	15,560,000	Bushels
Soybean meal	900	50,600	Tons
Soybeans	610,000	4,810,000	Bushels
Wheat	825,000	5,190,000	Bushels
Natural gas	7,790,000	10,720,000	Million BTU
Heating oil	840,000	2,100,000	Gallons
Live cattle	7,200,000	13,440,000	Pounds
Diesel	3,619,000	12,362,000	Gallons
Crude oil	18,000	36,000	Barrels
Foreign currency (1)	12,576,626	51,399,280	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the "mark-to-market" method by type of derivative contract for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)		(in millions)
Commodity contracts	$8.7	$17.2	$11.9	$(11.1)
Foreign exchange contracts	1.4	0.6	0.3	(0.6)
Total	$10.1	$17.8	$12.2	$(11.7)

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

NOTE 4:	DEBT
Working Capital Facilities
As of July 3, 2016, we had aggregate credit facilities totaling approximately $1.5 billion, including an inventory-based revolving credit facility totaling $1.025 billion (the Inventory Revolver), an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility) and international credit facilities totaling $164.5 million. As of July 3, 2016, our unused capacity under these credit facilities was $1.3 billion.
As part of the Securitization Facility agreement, all accounts receivable of our major Fresh Pork and Packaged Meats subsidiaries are sold to a wholly owned "bankruptcy remote" special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of July 3, 2016, the SPV held $533.2 million of accounts receivable.

NOTE 5:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)		(in millions)
Service cost	$12.8	$15.1	$25.6	$30.2
Interest cost	20.3	19.0	40.7	38.0
Expected return on plan assets	(24.6)	(22.1)	(49.3)	(44.2)
Net amortization	2.3	1.2	4.6	2.4
Net periodic pension cost	$10.8	$13.2	$21.6	$26.4
In January 2016, we made a $125.0 million voluntary contribution to fund our qualified pension plans.

NOTE 6:	EQUITY
Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss).

	Three Months Ended
	July 3, 2016			June 28, 2015
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$(41.5)	$(0.2)	$(41.7)	$7.7	$0.3	$8.0
Translation losses reclassified to non-operating (gain) loss	—	—	—	54.6	(19.1)	35.5

Pension accounting:
Actuarial gain	—	—	—	76.1	(29.8)	46.3
Amortization of actuarial losses and prior service credits reclassified to cost of sales	1.2	(0.6)	0.6	0.7	(0.3)	0.4
Amortization of actuarial losses and prior service credits reclassified to SG&A	1.0	(0.4)	0.6	0.5	(0.2)	0.3

Hedge accounting:
Gains arising during the period	20.2	(7.8)	12.4	10.3	(4.1)	6.2
Gains reclassified to sales	(7.0)	2.6	(4.4)	(87.0)	33.9	(53.1)
Losses reclassified to cost of sales	7.1	(2.9)	4.2	20.8	(7.9)	12.9
Losses reclassified to SG&A	—	—	—	1.0	(0.3)	0.7
Total other comprehensive income (loss)	$(19.0)	$(9.3)	$(28.3)	$84.7	$(27.5)	$57.2

	Six Months Ended
	July 3, 2016			June 28, 2015
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$(7.8)	$(0.4)	$(8.2)	$(87.3)	$11.0	$(76.3)
Translation losses reclassified to non-operating (gain) loss	—	—	—	54.6	(19.1)	35.5

Pension accounting:
Actuarial gain	—	—	—	76.1	(29.8)	46.3
Amortization of actuarial losses and prior service credits reclassified to cost of sales	2.4	(1.2)	1.2	1.7	(0.7)	1.0
Amortization of actuarial losses and prior service credits reclassified to SG&A	2.1	(0.9)	1.2	0.7	(0.3)	0.4

Hedge accounting:
Gains arising during the period	33.0	(12.4)	20.6	109.8	(43.2)	66.6
Gains reclassified to sales	(11.3)	4.4	(6.9)	(170.0)	66.1	(103.9)
Losses reclassified to cost of sales	18.8	(7.3)	11.5	44.6	(17.3)	27.3
Losses reclassified to SG&A	—	—	—	1.6	(0.4)	1.2
Total other comprehensive income (loss)	$37.2	$(17.8)	$19.4	$31.8	$(33.7)	$(1.9)
Dividend

We paid dividends totaling $336.1 million for the six months ended July 3, 2016 to our parent company, recorded as a reduction to retained earnings.

NOTE 7:	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities, including assets held in a rabbi trust used to fund our non-qualified defined benefit plan, that were measured at fair value on a recurring basis as of July 3, 2016 and January 3, 2016:

	July 3, 2016				January 3, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$—	$8.9	$—	$8.9	$10.8	$—	$—	$10.8
Insurance contracts	—	70.6	—	70.6	—	70.0	—	70.0
Total	$—	$79.5	$—	$79.5	$10.8	$70.0	$—	$80.8

Liabilities
Derivatives:
Commodity contracts	0.7	0.2	—	0.9	18.6	17.1	—	35.7
Interest rate swaps	—	0.1	—	0.1	—	0.2	—	0.2
Foreign exchange contracts	—	—	—	—	—	1.1	—	1.1
Total	$0.7	$0.3	$—	$1.0	$18.6	$18.4	$—	$37.0

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the six months ended July 3, 2016, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.

Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of July 3, 2016 and January 3, 2016.

	July 3, 2016		January 3, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,379.4	$2,299.5	$2,336.8	$2,263.7

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.

NOTE 8:	CONTINGENCIES
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
In August, September and October 2014, 25 complaints were filed in the Eastern District of North Carolina by 515 individual plaintiffs against our wholly owned subsidiary, Murphy-Brown, alleging causes of action for nuisance and related claims. The complaints stemmed from the nuisance cases previously filed in the Superior Court of Wake County. On February 23, 2015, all 25 complaints were amended, one complaint was severed into two separate actions, and several additional plaintiffs were joined, bringing the total number of plaintiffs to 541. On June 29, 2015, the Court granted Murphy-Brown's motion to strike certain allegations in the complaints, and plaintiffs subsequently amended all 26 complaints pursuant to the Court's order. Ten plaintiffs dismissed their claims without prejudice. Murphy-Brown filed its answers and affirmative defenses to all 26 complaints on August 31, 2015, and the parties are engaging in discovery. During discovery, several additional plaintiffs dismissed their claims. The 26 currently pending complaints include claims on behalf of 511 plaintiffs and relate to approximately 14 company-owned and 75 contract farms. All 26 complaints include causes of action for temporary nuisance and negligence and seek recovery of an unspecified amount of compensatory, special and punitive damages. The Company believes that the claims are unfounded and intends to defend the suits vigorously.

Our policy for establishing accruals and disclosures for contingent liabilities is contained in Note 1—Summary of Significant Accounting Policies in our report on Form 10-K for the twelve months ended January 3, 2016. We established a reserve for our estimated expenses to defend against these and similar potential claims in 2013. Consequently, future expenses associated with these claims will not affect our profits or losses unless our reserve proves to be insufficient or excessive. However, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise will negatively impact our cash flows and our liquidity position. Given that these matters are in the preliminary stages and given the inherent uncertainty of the outcome for these and similar potential claims, we cannot estimate the reasonably possible loss or range of loss for these loss contingencies outside the expenses we will incur to defend against these claims. We will continue to review whether an additional accrual is necessary and whether we have the ability to estimate the reasonably possible loss or range of loss for these matters.

NOTE 9:     REPORTABLE SEGMENTS
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

The Fresh Pork segment consists of our U.S. fresh pork operations. The Packaged Meats segment consists of our U.S. packaged meats operations. The Hog Production segment consists of our U.S. hog production operations. The International segment is comprised mainly of our meat processing and distribution operations in Poland, Romania and the United Kingdom, our interests in meat processing operations in Mexico, our hog production operations located in Poland and Romania, our interests in hog production operations in Mexico, and our former investment in Campofrío Food Group. The Corporate segment provides management and administrative services to support our other segments.

The following table presents sales and operating profit (loss) by segment for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)		(in millions)
Sales:
Segment sales—
Fresh Pork	$1,352.2	$1,364.5	$2,470.4	$2,698.6
Packaged Meats	1,656.7	1,545.6	3,402.0	3,255.2
Hog Production	676.4	784.6	1,296.7	1,591.0
International	371.4	352.5	688.2	682.7
Total segment sales	4,056.7	4,047.2	7,857.3	8,227.5
Intersegment sales—
Fresh Pork	(18.9)	(14.1)	(34.1)	(28.8)
Packaged Meats	(0.1)	(0.1)	(0.1)	(0.1)
Hog Production	(534.7)	(533.7)	(1,002.8)	(1,072.5)
International	(10.4)	(12.7)	(21.4)	(23.0)
Total intersegment sales	(564.1)	(560.6)	(1,058.4)	(1,124.4)
Consolidated sales	$3,492.6	$3,486.6	$6,798.9	$7,103.1

Operating profit (loss):
Fresh Pork	57.9	(15.1)	157.8	18.1
Packaged Meats	172.9	176.3	380.0	348.8
Hog Production	15.2	39.1	(68.3)	32.7
International	19.2	14.8	33.4	30.7
Corporate	(28.1)	(29.0)	(55.7)	(56.0)
Consolidated operating profit	$237.1	$186.1	$447.2	$374.3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Second Quarter Summary of Results

Net income for the second quarter of 2016 was $137.8 million compared to net income of $104.2 million for the second quarter of 2015. The following summarizes the operating results of each of our reportable segments and other significant changes impacting net income for the second quarter of 2016 compared to the second quarter of 2015:

▪	Fresh Pork operating profit increased by $73.0 million primarily as a result of higher fresh pork market values relative to hog prices.

▪	Packaged Meats operating profit decreased by $3.4 million primarily as a result of lower sales volume.

▪	Hog Production operating results decreased by $23.9 million primarily as a result of favorable hedging results in the prior year.

▪	International operating profit increased by $4.4 million primarily due to improved results in our Mexican joint ventures.

The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA for all periods presented. EBITDA and adjusted EBITDA are non-GAAP measures. We believe EBITDA is a useful measure to our stakeholders because it excludes the effects of financing and investing activities by eliminating interest and depreciation costs. We also believe adjusted EBITDA is a useful measure as it excludes the effect of non-operating activities. EBITDA and adjusted EBITDA are not intended to be substitutes for our comparable GAAP measures and should not be used by investors or other users of our financial statements as the sole basis for formulating decisions as they exclude a number of important cash and non-cash charges.

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)		(in millions)
Net income	$137.8	$104.2	$258.8	$201.2
Interest expense	32.8	31.5	64.8	66.2
Income tax expense	66.5	51.1	123.6	94.8
Depreciation and amortization	60.3	58.4	118.9	116.4
EBITDA	297.4	245.2	566.1	478.6

Non-operating (gain) loss	—	(0.7)	—	12.1
Adjusted EBITDA	$297.4	$244.5	$566.1	$490.7
Tender Offer
In January 2015, we commenced a cash tender offer for our 7.75% senior unsecured notes due July 2017, 5.25% senior unsecured notes due August 2018, 5.875% senior unsecured notes due August 2021 and 6.625% senior unsecured notes due August 2022, subject to a maximum aggregate purchase price up to $275 million (Tender Offer). The Tender Offer expired in February 2015. As a result of the Tender Offer, we paid $275.0 million to repurchase $258.1 million of principal and recognized losses on debt extinguishment of $12.8 million, including the write-off of related unamortized premiums and debt issuance costs.
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

On May 29, 2015, the EPA proposed renewable volumetric obligations (RVOs) to establish the annual percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel and total renewable fuels that apply to all gasoline and diesel produced or imported in years 2014, 2015 and 2016 as well as the volume of biomass-based diesel for 2017. The proposed volumes are below statutory levels, but above historical output of renewable fuels. On November 30, 2015, the EPA finalized RVO standards for 2014, 2015 and 2016 at higher levels than the proposed volumes, but below statutory targets. The 2016 standard is set at 18.1 billion gallons of renewable fuels, or 10.1% of the motor fuel pool. On May 18, 2016, the EPA proposed 2017 RVOs, which again were below statutory levels but above the previous year’s output. The proposed volumes for 2017 are 18.8 billion gallons of renewable fuels. The EPA is expected to issue their final rule in November 2016.

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

GMO Labeling
On July 14, 2016, Congress passed legislation creating a national standard of disclosure for food products containing genetically modified organisms (GMO) or bioengineered ingredients.  The legislation, which is expected to be signed into law, will preempt any state laws on GMO labeling and disclosure, such as those that went into effect in Vermont on July 1, 2016. The bill requires mandatory disclosure of GMO ingredients in food, giving food manufacturers the option of disclosing that information online or via on-package labels.  Foods where meat, poultry, and egg products are the main ingredient are exempt from labeling requirements.  Furthermore, food derived from livestock is not considered to be bioengineered based solely on whether the animal consumes feed derived from a GMO product.  The U.S. Department of Agriculture has two years to develop regulations and implement the legislation.  At this time, we do not know the full economic implications of this legislation on the industry or the company.

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

With our organizational realignment, we are taking steps to build on our strong results in 2015 and thus far in 2016 as we continue to solidify Smithfield's position as a global leader in branded packaged meats. There is a plethora of benefits to moving to a centralized structure and unifying all our resources and brands together as “One Smithfield,” which should position us to take advantage of growth opportunities in the following ways:

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

We will continue to sharpen our strategic focus and drive operational improvements across our entire platform, including our Fresh Pork, Hog Production and International divisions. We are focused on growth and believe that Smithfield is in an ideal position to continue to achieve strong results for the remainder of 2016.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table presented below compares our results of operations for the second quarters of 2016 and 2015. As used in the table, "NM" means "not meaningful".

	Three Months Ended
	July 3, 2016	June 28, 2015	% Change
	(in millions)
Sales	$3,492.6	$3,486.6	—%
Cost of sales	3,035.6	3,068.1	(1)%
Gross profit	457.0	418.5	9%
Selling, general and administrative expenses	227.8	232.6	(2)%
Income from equity method investments	(7.9)	(0.2)	NM
Operating profit	237.1	186.1	27%
Interest expense	32.8	31.5	4%
Non-operating gain	—	(0.7)	100%
Income before income taxes	204.3	155.3	32%
Income tax expense	66.5	51.1	30%
Net income	$137.8	$104.2	32%

Sales and gross profit

▪	Sales remained relatively flat compared to the prior year.

▪	Gross profit increased primarily as a result of higher domestic meat prices and lower hog raising costs, which were partially offset by the effect of more favorable hedging results in the prior year.
Selling, general and administrative expenses

▪	The decrease in SG&A is primarily attributed to lower marketing and advertising costs.

Income from equity method investments

▪	Equity income increased primarily due to improved results in our Mexican joint ventures, which were attributable to lower feed costs.

	Six Months Ended
	July 3, 2016	June 28, 2015	% Change
	(in millions)
Sales	$6,798.9	$7,103.1	(4)%
Cost of sales	5,929.5	6,278.5	(6)%
Gross profit	869.4	824.6	5%
Selling, general and administrative expenses	435.9	454.5	(4)%
Income from equity method investments	(13.7)	(4.2)	226%
Operating profit	447.2	374.3	19%
Interest expense	64.8	66.2	(2)%
Non-operating loss	—	12.1	(100)%
Income before income taxes	382.4	296.0	29%
Income tax expense	123.6	94.8	30%
Net income	$258.8	$201.2	29%

Sales and gross profit

▪
Sales decreased primarily as a result of lower average selling prices of domestic fresh pork, more favorable hedging results in the prior year and lower domestic meat volume, which was partially offset by higher average selling prices of domestic packaged meats products.

▪	Gross profit increased primarily as a result of lower pork processing raw material costs and lower hog raising costs.
Selling, general and administrative expenses

▪	The decrease in SG&A is primarily attributed to lower marketing and advertising costs.

Income from equity method investments

▪
Equity income in the prior year was negatively impacted by our former investment in CFG. Equity income also increased due to improved results in our Mexican joint ventures, which were attributable to lower feed costs.

Non-operating loss

▪	The non-operating loss in the prior year is primarily related to a loss on debt extinguishment of $12.8 million as a result of the Tender Offer.

Segment Results
The following information reflects the results from each respective segment for the second quarters of 2016 and 2015.

	Three Months Ended
	July 3, 2016	June 28, 2015	% Change
	(in millions)
Sales:
Fresh Pork	$1,352.2	$1,364.5	(1)%
Packaged Meats	1,656.7	1,545.6	7%
Hog Production	676.4	784.6	(14)%
International	371.4	352.5	5%
Total segment sales	4,056.7	4,047.2	—%
Intersegment sales	(564.1)	(560.6)	1%
Consolidated sales	$3,492.6	$3,486.6	—%

Operating profit (loss):
Fresh Pork	$57.9	$(15.1)	483%
Packaged Meats	172.9	176.3	(2)%
Hog Production	15.2	39.1	(61)%
International	19.2	14.8	30%
Corporate	(28.1)	(29.0)	3%
Consolidated operating profit	$237.1	$186.1	27%

Fresh Pork

▪	Sales decreased 1% primarily due to lower volume.

▪	Operating profit increased primarily due to higher fresh pork market values relative to hog prices.

▪	Hogs processed in the current quarter remained relatively unchanged from the prior year quarter.
Packaged Meats

▪	Sales increased 7% due to a 10% increase in average selling prices, partially offset by a 3% decline in volume.

▪	Operating profit remained relatively unchanged, but declined as a percentage of sales as we were not able to fully pass on a significant increase in raw material costs.
Hog Production

▪	Sales decreased 14% due primarily to more favorable hedging results in the prior year quarter and a 2% decrease in head sold.

▪	Operating profit decreased due to lower sales, partially offset by lower feed costs.
International

▪
Sales increased 5% primarily due to an 11% increase in volume, partially offset by the impact of foreign currency translation and lower average selling prices. The volume increase was driven largely by a 12% increase in hogs processed and a 16% increase in poultry processed. Foreign currency translation lowered sales 3%, primarily due to a stronger U.S. Dollar.

▪
Operating profit increased due to higher equity income from our Mexican joint ventures, primarily due to lower feed costs, which was slightly offset by lower operating profit in Europe, primarily due to higher raw material costs.

	Six Months Ended
	July 3, 2016	June 28, 2015	% Change
	(in millions)
Sales:
Fresh Pork	$2,470.4	$2,698.6	(8)%
Packaged Meats	3,402.0	3,255.2	5%
Hog Production	1,296.7	1,591.0	(18)%
International	688.2	682.7	1%
Total segment sales	7,857.3	8,227.5	(4)%
Intersegment sales	(1,058.4)	(1,124.4)	(6)%
Consolidated sales	$6,798.9	$7,103.1	(4)%

Operating profit (loss):
Fresh Pork	$157.8	$18.1	772%
Packaged Meats	380.0	348.8	9%
Hog Production	(68.3)	32.7	(309)%
International	33.4	30.7	9%
Corporate	(55.7)	(56.0)	(1)%
Consolidated operating profit	$447.2	$374.3	19%
Fresh Pork

▪	Sales decreased 8% primarily due to a 7% decrease in average selling prices and a 2% decrease in volume.

▪	Operating profit increased primarily due to higher fresh pork market values relative to hog prices.

▪	Hogs processed so far in 2016 remain relatively unchanged from the prior year.
Packaged Meats

▪	Sales increased 5% primarily due to an increase in average selling prices from the prior year. Current year sales volume was relatively unchanged from the prior year.

▪	Operating profit improved as a result of higher sales and lower advertising expenses. Operating profit margin was relatively unchanged from the prior year.
Hog Production

▪	Sales decreased 18% primarily due to more favorable hedging results in the prior year, lower domestic live hog market prices and a 2% decrease in head sold.

▪	Operating results decreased primarily due to lower sales, partially offset by lower feed costs.
International

▪
Sales increased 1% despite a 6% negative foreign currency impact due to a stronger U.S. Dollar. On a constant currency basis, sales increased 7% due to an 11% increase in volume, driven largely by a 13% increase in hogs processed and a 15% increase in poultry processed, partially offset by a 3% decrease in average selling prices.

▪
Operating profit increased primarily due to higher equity income. Equity income in the prior year was negatively impacted by $4.9 million in losses from our former investment in CFG while results from our Mexican joint ventures improved year over year, primarily due to lower feed costs.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of July 3, 2016, our liquidity position was approximately $1.4 billion, comprised of approximately $1.3 billion in availability under our credit facilities and $119.3 million in cash and cash equivalents.
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

Credit Facilities

	July 3, 2016
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$1,025.0	$—	$—	$—	$1,025.0
Securitization Facility	275.0	—	(82.6)	—	192.4
International facilities	164.5	(1.0)	(0.2)	(52.1)	111.2
Total credit facilities	$1,464.5	$(1.0)	$(82.8)	$(52.1)	$1,328.6

Cash Flows
Operating Activities

	Six Months Ended
	July 3, 2016	June 28, 2015
	(in millions)
Net cash flows from operating activities	$(110.1)	$59.7

The following items explain the significant changes in cash flows from operating activities:

▪	Cash received from customers decreased due to lower sales.

▪	Cash paid for grain and other ingredients purchased by the Hog Production segment increased approximately $22.1 million from the prior year.

▪	In the current year, we contributed $125.0 million to our qualified pension plans compared to $200.0 million in the prior year.

▪	The current year included net tax receipts of $18.0 million for domestic income taxes compared to $67.3 million paid in the prior year.

▪	In the current year, we received $18.8 million for the settlement of derivative contracts and for margin requirements compared to $127.0 million in the prior year.

▪	In the prior year we received a cash dividend of $14.3 million from one of our Mexican joint ventures.

Investing Activities

	Six Months Ended
	July 3, 2016	June 28, 2015
	(in millions)
Proceeds from sale of equity interest in CFG	$—	$354.0
Capital expenditures	(160.0)	$(145.3)
Net expenditures from breeding stock transactions	(24.6)	(29.7)
Other	0.7	(21.1)
Net cash flows from investing activities	$(183.9)	$157.9

The following items explain the significant investing activities:

▪
Capital expenditures during both years primarily related to plant and hog farm improvement and expansion projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below.

▪	In June 2015, we sold our entire equity interest in CFG for $354.0 million million in cash.

Financing Activities

	Six Months Ended
	July 3, 2016	June 28, 2015
	(in millions)
Proceeds from the issuance of long-term debt	$30.0	$—
Principal payments on long-term debt and capital lease obligations	(1.1)	(409.3)
Proceeds from Securitization Facility	50.0	290.0
Payments on Securitization Facility	(50.0)	(290.0)
Net proceeds (payments) on revolving credit facilities	14.4	(13.3)
Payment of dividends	(336.1)	(30.0)
Net cash flows from financing activities	$(292.8)	$(452.6)

The following items explain the significant financing activities:

▪	In the current year, we received proceeds of $30.0 million from a long-term, local currency financing in Romania.

▪	In the prior year, we paid $258.1 million of principal payments as a result of the Tender Offer as well as $150.0 million on our Rabobank term loan.

Financial Position
Our balance sheet as of July 3, 2016, as compared to January 3, 2016, was impacted by the following significant changes:

▪	Accounts payable decreased by $307.0 million mainly due to the timing of payments.

▪	Inventory increased by $112.6 million attributable to an increase in seasonal ham inventory as we prepare for the holiday season.

▪
The Company has $426.2 million of senior unsecured public notes maturing on July 1, 2017.  While we may choose to use other sources of capital to fund this upcoming maturity, adequate liquidity resources are available to address this maturity in its entirety.

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

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments" in our Report on Form 10-K for the twelve months ended January 3, 2016. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the six months ended July 3, 2016, margin deposits ranged from $14.3 million to $87.1 million. The average daily amount on deposit with our brokers during the six months ended July 3, 2016 was $46.3 million. As of July 3, 2016, the net amount on deposit with our brokers was $42.0 million.

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
For complete quantitative and qualitative disclosures about market risk affecting the Company, see "Item 7A. Qualitative and Quantitative Disclosures About Market Risk" in our report on Form 10-K for the twelve months ended January 3, 2016. The following table presents the sensitivity of the fair value of our open commodity contracts and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of July 3, 2016 and January 3, 2016.

	July 3, 2016	January 3, 2016
	(in millions)
Grains	$4.3	$18.9
Livestock	94.8	1.4
Energy	6.1	3.3
Foreign currency	4.3	7.4

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of July 3, 2016. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of July 3, 2016.
There were no changes in our internal control over financial reporting during the three months ended July 3, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes with respect to the legal proceedings disclosed under Part I, Item 3. "Legal Proceedings" in our report on Form 10-K for the twelve months ended January 3, 2016, nor have any significant new matters arisen during the three months ended July 3, 2016.

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
Amendment No. 2 to Second Amended and Restated Credit and Security Agreement, dated as of April 30, 2016, among Smithfield Receivables Funding LLC, the Company, Coöperatieve Rabobank, U.A., New York Branch, as the Administrative Agent and Letter of Credit Issuer, and the Lenders and Co-Agents from time to time party (filed herewith).

Exhibit 31.1	—	Certification of Kenneth M. Sullivan, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	—	Certification of Glenn T. Nunziata, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 101	—
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smithfield Foods, Inc.

/s/ GLENN T. NUNZIATA
Glenn T. Nunziata On behalf of the registrant and as Executive Vice President and Chief Financial Officer
Date: August 16, 2016