Form 10-Q
period 2016-10-02
SMITHFIELD FOODS INC
filed 2016-10-26
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

At October 26, 2016, 1,000 shares of the registrant's Common Stock (no par value per share) were outstanding.

SMITHFIELD FOODS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions and unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

Sales	$3,538.6	$3,406.1	$10,337.5	$10,509.2
Cost of sales	3,066.1	3,021.1	8,995.6	9,299.6
Gross profit	472.5	385.0	1,341.9	1,209.6
Selling, general and administrative expenses	233.8	238.4	669.7	692.9
Income from equity method investments	(7.6)	(7.1)	(21.3)	(11.3)
Operating profit	246.3	153.7	693.5	528.0
Interest expense	32.0	32.3	96.8	98.5
Non-operating loss	—	—	—	12.1
Income before income taxes	214.3	121.4	596.7	417.4
Income tax expense	70.5	38.1	194.1	132.9
Net income	$143.8	$83.3	$402.6	$284.5

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

Net income	$143.8	$83.3	$402.6	$284.5

Other comprehensive income (loss), net of tax:
Foreign currency translation	19.8	(14.4)	11.6	(55.2)
Pension accounting	1.3	—	3.7	47.7
Hedge accounting	61.4	(27.5)	86.6	(36.3)
Total other comprehensive income (loss)	82.5	(41.9)	101.9	(43.8)

Comprehensive income	$226.3	$41.4	$504.5	$240.7

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share data)
(unaudited)

	October 2, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$277.6	$704.9
Accounts receivable, net	851.7	760.0
Inventories	2,314.9	2,099.7
Prepaid expenses and other current assets	121.0	176.4
Total current assets	3,565.2	3,741.0

Property, plant and equipment, net	2,952.4	2,867.3
Goodwill	1,621.7	1,619.5
Intangible assets, net	1,363.6	1,365.7
Investments	142.2	142.5
Other assets	171.4	158.0
Total assets	$9,816.5	$9,894.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	768.9	30.3
Accounts payable	519.6	686.1
Accrued expenses and other current liabilities	840.5	828.3
Total current liabilities	2,129.0	1,544.7

Long-term debt and capital lease obligations	1,557.7	2,257.9
Other liabilities	1,117.2	1,216.5

Redeemable noncontrolling interests	58.9	53.9

Commitments and contingencies

Equity:
Shareholder's equity:
Common stock, no par value, 1,000 shares authorized; 1,000 issued and outstanding	—	—
Additional paid-in capital	4,189.2	4,185.1
Retained earnings	1,039.8	1,013.1
Accumulated other comprehensive loss	(275.8)	(377.7)
Total shareholder's equity	4,953.2	4,820.5
Noncontrolling interests	0.5	0.5
Total equity	4,953.7	4,821.0
Total liabilities and equity	$9,816.5	$9,894.0

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Nine Months Ended
	October 2, 2016	September 27, 2015

Cash flows from operating activities:
Net income	$402.6	$284.5
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	180.5	174.9
Stock-based compensation expense	6.7	14.7
Income from equity method investments	(21.3)	(11.3)
Changes in operating assets and liabilities and other, net	(361.2)	(375.1)
Net cash flows from operating activities	207.3	87.7

Cash flows from investing activities:
Proceeds from sale of equity interest in Campofrio Food Group	—	354.0
Capital expenditures	(273.9)	(240.3)
Net expenditures from breeding stock transactions	(36.3)	(41.6)
Other	3.2	(32.3)
Net cash flows from investing activities	(307.0)	39.8

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	30.0	—
Principal payments on long-term debt and capital lease obligations	(1.7)	(409.0)
Proceeds from Securitization Facility	50.0	290.0
Payments on Securitization Facility	(50.0)	(290.0)
Net proceeds (payments) on revolving credit facilities	18.3	(3.7)
Payment of dividends	(375.9)	(30.0)
Net cash flows from financing activities	(329.3)	(442.7)

Effect of foreign exchange rate changes on cash	1.7	(3.1)
Net change in cash and cash equivalents	(427.3)	(318.3)
Cash and cash equivalents at beginning of period	704.9	433.5
Cash and cash equivalents at end of period	$277.6	$115.2

See Notes to Consolidated Condensed Financial Statements

SMITHFIELD FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The three and nine months ended October 2, 2016 correspond to the third quarter of 2016, and the three and nine months ended September 27, 2015 correspond to the third quarter of 2015.
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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018 with early adoption permitted. The guidance is not currently effective for us and has not been applied in this Form 10-Q. We are currently in the process of evaluating the impact of adoption on our consolidated financial statements, however, the primary effect will be to record assets and obligations for current operating leases.

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

In June 2016, the FASB issued Accounting Standards update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 will impact how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 with early adoption permitted beginning in the first quarter of 2019. We are currently in the process of evaluating the potential impact of adoption but at this time do not anticipate it will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU provides additional clarification guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017 with early adoption permitted. We are currently in the process of evaluating the potential impact of future adoption but at this time do not anticipate it will have a material effect on the presentation of our consolidated statements of cash flow.

NOTE 2:	INVENTORIES
Inventories consist of the following:

	October 2, 2016	January 3, 2016
	(in millions)
Fresh and packaged meats	$1,052.5	$885.2
Livestock	934.5	882.3
Grains	193.7	204.5
Manufacturing supplies	85.6	80.3
Other	48.6	47.4
Total inventories	$2,314.9	$2,099.7

NOTE 3:	DERIVATIVE FINANCIAL INSTRUMENTS
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
We record all derivatives as either assets or liabilities at fair value in the balance sheet, with the exception of normal purchase and normal sale contracts that are expected to result in physical delivery. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the "hedge accounting" method). For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the "mark-to-market" method). We may elect either method of accounting for our derivative portfolio, assuming all the necessary requirements are met. We have in the past availed ourselves of either acceptable method and expect to do so in the future. We believe all of our derivative instruments represent economic hedges against changes in prices and rates, regardless of their designation for accounting purposes.

Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counter-party agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating was downgraded. As of October 2, 2016, the net liability position of our open derivative instruments that are subject to credit risk-related contingent features was not material.

We are exposed to losses in the event of nonperformance or nonpayment by counter parties under financial instruments. Although our counter parties primarily consist of financial institutions that are investment grade, there is still a possibility that one or more of these companies could default. However, a majority of our financial instruments are exchange traded futures contracts held with brokers and counter parties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counter parties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of October 2, 2016, we had gross credit exposure of $27.6 million on non exchange-traded derivative contracts. After taking into account the effect of netting arrangements, we had credit exposure of $6.8 million on non-exchange traded derivative contracts.

The size and mix of our derivative portfolio varies from time to time based upon our analysis of current and future market conditions. All derivative contracts are recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities within the consolidated condensed balance sheets, as appropriate.

The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	October 2, 2016	January 3, 2016	October 2, 2016	January 3, 2016
	(in millions)		(in millions)
Derivatives using the "hedge accounting" method:
Grain contracts	$6.1	$1.1	$36.1	$32.3
Livestock contracts	119.9	11.3	0.2	—
Interest rate swaps	—	—	0.2	0.2
Foreign exchange contracts	0.7	—	0.1	1.2
Total	126.7	12.4	36.6	33.7

Derivatives using the "mark-to-market" method:
Grain contracts	1.7	4.2	7.7	1.0
Livestock contracts	17.3	8.3	21.2	0.8
Energy contracts	3.4	—	2.6	15.7
Foreign exchange contracts	0.7	0.4	—	0.3
Total	23.1	12.9	31.5	17.8
Total fair value of derivative instruments	$149.8	$25.3	$68.1	$51.5
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

	October 2, 2016
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$148.4	$(59.5)	$88.9	$(33.5)	$55.4
Foreign exchange contracts	1.4	(0.1)	1.3	—	1.3
Total	$149.8	$(59.6)	$90.2	$(33.5)	$56.7
Liabilities:
Commodities	67.8	(59.5)	8.3	(0.5)	7.8
Interest rate swaps	0.2	—	0.2	—	0.2
Foreign exchange contracts	0.1	(0.1)	—	—	—
Total	$68.1	$(59.6)	$8.5	$(0.5)	$8.0

	January 3, 2016
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet
	(in millions)
Assets:
Commodities	$24.9	$(14.1)	$10.8	$16.1	$26.9
Foreign exchange contracts	0.4	(0.4)	—	—	—
Total	$25.3	$(14.5)	$10.8	$16.1	$26.9
Liabilities:
Commodities	49.8	(14.1)	35.7	(26.9)	8.8
Interest rate swaps	0.2	—	0.2	—	0.2
Foreign exchange contracts	1.5	(0.4)	1.1	—	1.1
Total	$51.5	$(14.5)	$37.0	$(26.9)	$10.1
See Note 7—Fair Value Measurements for additional information about the fair value of our derivatives.

Hedge Accounting Method

Cash Flow Hedges

We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of live hogs and fresh pork, and the forecasted purchase of corn, wheat and soybean meal. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt, and we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of October 2, 2016, we had no commodity-related cash flow hedges for forecasted transactions beyond December 2018.

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

During the nine months ended October 2, 2016, the range of notional volumes associated with open derivative instruments designated in cash flow hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	34,660,000	93,335,000	Bushels
Soybean meal	315,600	1,270,200	Tons
Lean hogs	150,040,000	1,515,800,000	Pounds
Interest rate	17,238,832	18,385,250	U.S. Dollars
Foreign currency (1)	16,516,467	50,654,702	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.

The following table presents the effects on our consolidated condensed financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)		Gains (Losses) Recognized in Earnings on Derivative (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(46.8)	$(6.4)	$3.2	$(15.7)	$(2.6)	$(0.3)
Lean hog contracts	200.0	0.2	50.0	55.3	17.7	0.1
Interest rate swaps	(0.1)	(0.2)	(0.1)	—	—	—
Foreign exchange contracts	0.8	(0.5)	0.5	(0.8)	—	—
Total	$153.9	$(6.9)	$53.6	$38.8	$15.1	$(0.2)

	Nine Months Ended		Nine Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)		(in millions)		(in millions)
Commodity contracts:
Grain contracts	$(2.2)	$(40.2)	$(15.6)	$(60.3)	$0.1	$(4.1)
Lean hog contracts	186.7	145.8	61.2	225.3	17.6	2.1
Interest rate swaps	—	0.1	(0.1)	—	—	—
Foreign exchange contracts	2.4	(2.8)	0.6	(2.4)	—	—
Total	$186.9	$102.9	$46.1	$162.6	$17.7	$(2.0)

For the periods presented, foreign exchange contracts were determined to be highly effective. We have excluded from the assessment of effectiveness differences between spot and forward rates, which we have determined to be immaterial.
As of October 2, 2016, there were deferred gains of $66.2 million, net of tax of $41.8 million, in accumulated other comprehensive income. We expect to reclassify $17.1 million ($10.4 million net of tax) of deferred gains on closed commodity contracts into earnings within the next twelve months. We are unable to estimate the amount of unrealized gains or losses to be reclassified into earnings within the next twelve months related to open contracts as their values are subject to change.

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
During the nine months ended October 2, 2016, the range of notional volumes associated with open derivative instruments designated in fair value hedging relationships was as follows:

	Minimum	Maximum	Metric
Commodities:
Corn	1,025,000	11,705,000	Bushels
The following table presents the effects on our consolidated condensed statements of income of gains and losses on derivative instruments designated in fair value hedging relationships and the related hedged items for the periods indicated:

	Gains Recognized in Earnings on Derivative		Losses Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)		(in millions)
Commodity contracts	$2.5	$2.8	$(2.5)	$(2.7)

	Nine Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)		(in millions)
Commodity contracts	$6.9	$5.0	$(6.8)	$(4.8)

We recognized gains of $1.0 million for the three months ended October 2, 2016 and gains of $3.4 million and $1.4 million for the nine months ended October 2, 2016 and September 27, 2015, respectively, on closed commodity derivative contracts as the underlying cash transactions affected earnings.
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

During the nine months ended October 2, 2016, the range of notional volumes associated with open derivative instruments using the "mark-to-market" method was as follows:

	Minimum	Maximum	Metric
Commodities:
Lean hogs	200,000	223,240,000	Pounds
Corn	45,000	24,140,000	Bushels
Soybean meal	900	50,600	Tons
Soybeans	55,000	4,810,000	Bushels
Wheat	—	5,190,000	Bushels
Natural gas	7,790,000	10,720,000	Million BTU
Heating oil	630,000	2,100,000	Gallons
Live cattle	2,320,000	13,440,000	Pounds
Diesel	3,619,000	17,444,000	Gallons
Crude oil	9,000	36,000	Barrels
Foreign currency (1)	13,206,842	58,507,350	U.S. Dollars
——————————————

(1)	Amounts represent the U.S. dollar equivalent of various foreign currency contracts.
The following table presents the amount of gains (losses) recognized in the consolidated condensed statements of income on derivative instruments using the "mark-to-market" method by type of derivative contract for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)		(in millions)
Commodity contracts	$(4.8)	$10.4	$7.1	$(0.7)
Foreign exchange contracts	0.8	—	1.1	(0.6)
Total	$(4.0)	$10.4	$8.2	$(1.3)

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
Working Capital Facilities
As of October 2, 2016, we had aggregate credit facilities totaling approximately $1.5 billion, including an inventory-based revolving credit facility totaling $1.025 billion (the Inventory Revolver), an accounts receivable securitization facility totaling $275.0 million (the Securitization Facility) and international credit facilities totaling $169.5 million. As of October 2, 2016, our unused capacity under these credit facilities was $1.3 billion.
As part of the Securitization Facility agreement, all accounts receivable of our major Fresh Pork and Packaged Meats subsidiaries are sold to a wholly owned "bankruptcy remote" special purpose vehicle (SPV). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of October 2, 2016, the SPV held $503.9 million of accounts receivable.

NOTE 5:	PENSION PLANS
The components of net periodic pension cost consist of:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)		(in millions)
Service cost	$12.8	$13.8	$38.4	$44.0
Interest cost	20.3	20.0	61.0	58.0
Expected return on plan assets	(24.7)	(25.5)	(74.0)	(69.7)
Net amortization	2.3	0.2	6.9	2.6
Net periodic pension cost	$10.7	$8.5	$32.3	$34.9
In 2016, we have made $225.0 million in voluntary contributions to fund our qualified pension plans.

NOTE 6:	EQUITY
Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) and the related effects on net income of amounts reclassified out of other comprehensive income (loss).

	Three Months Ended
	October 2, 2016			September 27, 2015
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$19.9	$(0.1)	$19.8	$(14.4)	$—	$(14.4)

Pension accounting:
Actuarial gain	—	—	—	—	—	—
Amortization of actuarial losses and prior service credits reclassified to cost of sales	1.3	(0.5)	0.8	—	—	—
Amortization of actuarial losses and prior service credits reclassified to SG&A	1.0	(0.5)	0.5	—	—	—

Hedge accounting:
Gains (losses) arising during the period	153.9	(59.7)	94.2	(6.9)	2.7	(4.2)
Gains reclassified to sales	(50.5)	19.6	(30.9)	(55.3)	21.6	(33.7)
Losses (gains) reclassified to cost of sales	(3.2)	1.2	(2.0)	15.7	(6.1)	9.6
Losses reclassified to SG&A	—	—	—	0.8	—	0.8
Losses reclassified to interest expense	0.1	—	0.1	—	—	—
Total other comprehensive income (loss)	$122.5	$(40.0)	$82.5	$(60.1)	$18.2	$(41.9)

	Nine Months Ended
	October 2, 2016			September 27, 2015
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation adjustment arising during the period	$12.1	$(0.5)	$11.6	$(101.7)	$11.0	$(90.7)
Translation losses reclassified to non-operating loss	—	—	—	54.6	(19.1)	35.5

Pension accounting:
Actuarial gain	—	—	—	76.1	(29.8)	46.3
Amortization of actuarial losses and prior service credits reclassified to cost of sales	3.7	(1.7)	2.0	1.7	(0.7)	1.0
Amortization of actuarial losses and prior service credits reclassified to SG&A	3.1	(1.4)	1.7	0.7	(0.3)	0.4

Hedge accounting:
Gains arising during the period	186.9	(72.1)	114.8	102.9	(40.5)	62.4
Gains reclassified to sales	(61.8)	24.0	(37.8)	(225.3)	87.7	(137.6)
Losses reclassified to cost of sales	15.6	(6.1)	9.5	60.3	(23.4)	36.9
Losses reclassified to SG&A	—	—	—	2.4	(0.4)	2.0
Losses reclassified to interest expense	0.1	—	0.1	—	—	—
Total other comprehensive income (loss)	$159.7	$(57.8)	$101.9	$(28.3)	$(15.5)	$(43.8)

Dividend

We paid dividends totaling $375.9 million for the nine months ended October 2, 2016 to our parent company, recorded as a reduction to retained earnings.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities, including assets held in a rabbi trust used to fund our non-qualified defined benefit plan, that were measured at fair value on a recurring basis as of October 2, 2016 and January 3, 2016:

	October 2, 2016				January 3, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Derivatives:
Commodity contracts	$80.5	$8.4	$—	$88.9	$10.8	$—	$—	$10.8
Foreign exchange contracts	—	1.3	—	1.3
Insurance contracts	—	74.7	—	74.7	—	70.0	—	70.0
Total	$80.5	$84.4	$—	$164.9	$10.8	$70.0	$—	$80.8

Liabilities
Derivatives:
Commodity contracts	—	8.3	—	8.3	18.6	17.1	—	35.7
Interest rate swaps	—	0.2	—	0.2	—	0.2	—	0.2
Foreign exchange contracts	—	—	—	—	—	1.1	—	1.1
Total	$—	$8.5	$—	$8.5	$18.6	$18.4	$—	$37.0

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

▪
Insurance contracts—Insurance contracts are valued at their cash surrender value using the daily asset unit value which is based on the quoted market price of the underlying securities and classified within Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the nine months ended October 2, 2016, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.

Other Financial Instruments
We determine the fair value of public debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of long-term debt, including the current portion of long-term debt as of October 2, 2016 and January 3, 2016.

	October 2, 2016		January 3, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Long-term debt, including current portion	$2,383.0	$2,302.0	$2,336.8	$2,263.7

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

The following table presents sales and operating profit (loss) by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)		(in millions)
Sales:
Segment sales—
Fresh Pork	$1,286.2	$1,210.8	$3,756.6	$3,909.4
Packaged Meats	1,682.9	1,630.6	5,084.9	4,885.8
Hog Production	711.4	759.8	2,008.1	2,350.8
International	387.0	365.0	1,075.2	1,047.7
Total segment sales	4,067.5	3,966.2	11,924.8	12,193.7
Intersegment sales—
Fresh Pork	(17.5)	(15.2)	(51.6)	(44.0)
Packaged Meats	—	—	(0.1)	(0.1)
Hog Production	(500.4)	(534.0)	(1,503.2)	(1,606.5)
International	(11.0)	(10.9)	(32.4)	(33.9)
Total intersegment sales	(528.9)	(560.1)	(1,587.3)	(1,684.5)
Consolidated sales	$3,538.6	$3,406.1	$10,337.5	$10,509.2

Operating profit (loss):
Fresh Pork	76.7	14.1	234.5	32.2
Packaged Meats	136.8	112.3	516.8	461.1
Hog Production	34.5	47.1	(33.8)	79.8
International	28.1	15.3	61.5	46.0
Corporate	(29.8)	(35.1)	(85.5)	(91.1)
Consolidated operating profit	$246.3	$153.7	$693.5	$528.0

NOTE 10:     SUBSEQUENT EVENT
2018 Bonds
On September 21, 2016, we issued a notice to our bondholders to call $250.0 million principal of our bonds maturing August 1, 2018, at 101%. The redemption of the bonds on October 21, 2016, together with the premium and accrued, but unpaid interest, was funded entirely with cash. Accordingly, this debt has been reclassified as a current liability as of October 2, 2016. We expect to recognize a loss on debt extinguishment of $4.6 million in the fourth quarter of 2016 as a result of the redemption.

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
In February 2015, we announced an organizational realignment and key senior management appointments that unify all of our independent operating companies, brands, marketing and employees under one corporate umbrella (One Smithfield). We believe moving to a more centralized structure allows for a more efficient and effective approach to customers, best utilizes management talent, maximizes the manufacturing platform and plant efficiency and optimizes marketing, innovation and brand management. We believe the impact of One Smithfield has resulted in pre-tax profit margin improvements of approximately 100 basis points and is expected to further improve pre-tax profit margins by another 100 basis points over the next eighteen to twenty-four months.
Third Quarter Summary of Results

Net income for the third quarter of 2016 was $143.8 million compared to net income of $83.3 million for the third quarter of 2015. The following summarizes the operating results of each of our reportable segments and other significant changes impacting net income for the third quarter of 2016 compared to the third quarter of 2015:

▪	Fresh Pork operating profit increased by $62.6 million primarily due to lower live hog market prices resulting from higher hog supplies in the U.S.

▪	Packaged Meats operating profit increased by $24.5 million primarily as a result of higher selling prices and volumes.

▪	Hog Production operating results decreased by $12.6 million primarily as a result of lower live hog market prices, partially offset by lower feed costs.

▪	International operating profit increased by $12.8 million primarily due to higher sales volume and prices, and lower feed costs in our European operations.

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

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)		(in millions)
Net income	$143.8	$83.3	$402.6	$284.5
Interest expense	32.0	32.3	96.8	98.5
Income tax expense	70.5	38.1	194.1	132.9
Depreciation and amortization	61.6	58.5	180.5	174.9
EBITDA	307.9	212.2	874.0	690.8

Non-operating loss	—	—	—	12.1
Adjusted EBITDA	$307.9	$212.2	$874.0	$702.9
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

GMO Labeling
On July 14, 2016, Congress passed legislation creating a national standard of disclosure for food products containing genetically modified organisms (GMO) or bioengineered ingredients.  The legislation, which was signed into law, will preempt any state laws on GMO labeling and disclosure, such as those that went into effect in Vermont on July 1, 2016. The bill requires mandatory disclosure of GMO ingredients in food, giving food manufacturers the option of disclosing that information online or via on-package labels.  Foods where meat, poultry, and egg products are the main ingredient are exempt from labeling requirements.  Furthermore, food derived from livestock is not considered to be bioengineered based solely on whether the animal consumes feed derived from a GMO product.  The U.S. Department of Agriculture has two years to develop regulations and implement the legislation.  At this time, we do not know the full economic implications of this legislation on the industry or the company.

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

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table presented below compares our results of operations for the third quarters of 2016 and 2015.

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change
	(in millions)
Sales	$3,538.6	$3,406.1	4%
Cost of sales	3,066.1	3,021.1	1%
Gross profit	472.5	385.0	23%
Selling, general and administrative expenses	233.8	238.4	(2)%
Income from equity method investments	(7.6)	(7.1)	7%
Operating profit	246.3	153.7	60%
Interest expense	32.0	32.3	(1)%
	214.3	121.4	77%
Income tax expense	70.5	38.1	85%
Net income	$143.8	$83.3	73%

The following items explain the significant changes in our consolidated results of operations for the three months ended October 2, 2016 as compared to the three months ended September 27, 2015:

▪	Sales increased 4% primarily due to higher domestic and international meat volumes and selling prices.

▪	Gross profit increased 23% primarily as a result of higher sales, lower domestic pork processing raw material costs and lower hog feed costs in the U.S. and Europe.

	Nine Months Ended
	October 2, 2016	September 27, 2015	% Change
	(in millions)
Sales	$10,337.5	$10,509.2	(2)%
Cost of sales	8,995.6	9,299.6	(3)%
Gross profit	1,341.9	1,209.6	11%
Selling, general and administrative expenses	669.7	692.9	(3)%
Income from equity method investments	(21.3)	(11.3)	88%
Operating profit	693.5	528.0	31%
Interest expense	96.8	98.5	(2)%
Non-operating loss	—	12.1	(100)%
	596.7	417.4	43%
Income tax expense	194.1	132.9	46%
Net income	$402.6	$284.5	42%

The following items explain the significant changes in our consolidated results of operations for the nine months ended October 2, 2016 as compared to the nine months ended September 27, 2015:

▪
Sales decreased 2% primarily as a result of more favorable hedging results in the prior year, lower average selling prices of domestic fresh pork and the impact of foreign currency translation. These declines were partially offset by higher average selling prices of domestic packaged meats products and higher sales volume in Europe.

▪	Gross profit increased 11% primarily as a result of lower domestic pork processing raw material costs and lower hog feed costs in the U.S. and Europe.

▪
Selling, general and administrative expenses decreased 3% primarily due to an increase in the cash surrender value of company-owned life insurance policies, the reimbursement of expenses associated with a legal settlement and a reduction in advertising expenses.

▪	Equity income in the prior year was negatively impacted by our former investment in CFG. Equity income also increased due to improved results in our Mexican joint ventures.

▪	The non-operating loss in the prior year is primarily related to a loss on debt extinguishment of $12.8 million as a result of the Tender Offer.

Segment Results
The following information reflects the results from each respective segment for the third quarters of 2016 and 2015.

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change
	(in millions)
Sales:
Fresh Pork	$1,286.2	$1,210.8	6%
Packaged Meats	1,682.9	1,630.6	3%
Hog Production	711.4	759.8	(6)%
International	387.0	365.0	6%
Total segment sales	4,067.5	3,966.2	3%
Intersegment sales	(528.9)	(560.1)	(6)%
Consolidated sales	$3,538.6	$3,406.1	4%

Operating profit (loss):
Fresh Pork	76.7	14.1	444%
Packaged Meats	136.8	112.3	22%
Hog Production	34.5	47.1	(27)%
International	28.1	15.3	84%
Corporate	(29.8)	(35.1)	15%
Consolidated operating profit	$246.3	$153.7	60%

Fresh Pork

▪	Sales increased 6% due to a 5% increase in volume and a 1% increase in average selling prices.

▪	Operating profit increased primarily due to lower live hog market prices relative to fresh pork market prices.

▪	The number of hogs processed increased 9%.
Packaged Meats

▪	Sales increased 3% due to a 2% increase in average selling prices and a 1% increase in volume.

▪	Operating profit increased primarily due to higher sales while raw material costs were relatively unchanged.

Hog Production

▪	Sales decreased 6% due to lower live hog market prices, partially offset by a higher volume. The number of market hogs sold increased 4% while average hog weights were down 2%.

▪	Operating profit decreased due to lower live hog market prices, partially offset by lower feed costs. Operating results benefited from favorable hedging activities in both years.
International

▪	Sales increased 6% primarily due to a 5% increase in volume and a 5% increase in average selling prices in our European operations, partially offset by the impact of foreign currency translation.

▪	Operating profit increased due to higher sales and lower feed costs in our European operations.

	Nine Months Ended
	October 2, 2016	September 27, 2015	% Change
	(in millions)
Sales:
Fresh Pork	$3,756.6	$3,909.4	(4)%
Packaged Meats	5,084.9	4,885.8	4%
Hog Production	2,008.1	2,350.8	(15)%
International	1,075.2	1,047.7	3%
Total segment sales	11,924.8	12,193.7	(2)%
Intersegment sales	(1,587.3)	(1,684.5)	(6)%
Consolidated sales	$10,337.5	$10,509.2	(2)%

Operating profit (loss):
Fresh Pork	234.5	32.2	628%
Packaged Meats	516.8	461.1	12%
Hog Production	(33.8)	79.8	(142)%
International	61.5	46.0	34%
Corporate	(85.5)	(91.1)	6%
Consolidated operating profit	$693.5	$528.0	31%
Fresh Pork

▪	Sales decreased 4% primarily due to lower average selling prices.

▪	Operating profit increased primarily due to lower live hog market prices and slightly higher fresh pork market prices.

▪	The number of hogs processed increased 3%.
Packaged Meats

▪	Sales increased 4% primarily due to an increase in average selling prices.

▪	Operating profit improved as a result of higher sales prices, which more than offset higher raw material costs.
Hog Production

▪	Sales decreased 15% primarily due to significantly lower live hog market prices and more favorable hedging activities in the prior year.

▪	Operating results decreased primarily due to lower sales, partially offset by lower feed costs.
International

▪	Sales increased 3% due to an 8% increase in volume in our European operations, partially offset by the impact of foreign currency translation.

▪
Operating profit increased primarily due to higher sales and lower feed costs in our European operations and improved results from our Mexican joint ventures. Equity income in the prior year was negatively impacted by $4.9 million in losses from our former investment in CFG.

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
We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations for at least the next twelve months. As of October 2, 2016, our liquidity position was approximately $1.6 billion, comprised of approximately $1.3 billion in availability under our credit facilities and $277.6 million in cash and cash equivalents.
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

Credit Facilities

	October 2, 2016
Facility	Capacity	Borrowing Base Adjustment	Outstanding Letters of Credit	Outstanding Borrowings	Amount Available
	(in millions)
Inventory Revolver	$1,025.0	$—	$—	$—	$1,025.0
Securitization Facility	275.0	—	(82.6)	—	192.4
International facilities	169.5	(0.5)	(0.2)	(57.4)	111.4
Total credit facilities	$1,469.5	$(0.5)	$(82.8)	$(57.4)	$1,328.8

Cash Flows
Operating Activities

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(in millions)
Net cash flows from operating activities	$207.3	$87.7

The following items explain the significant changes in cash flows from operating activities:

▪	Cash paid to outside hog suppliers decreased due to a 5% decline in live hog market prices.

▪	The current year included net tax receipts of $16.5 million for domestic income taxes compared to $91.3 million paid in the prior year.

▪	In the current year, we received $187.1 million for the settlement of derivative contracts and for margin requirements compared to $132.3 million in the prior year.

▪	Cash paid for grain and other ingredients purchased by the Hog Production segment increased approximately $37.0 million from the prior year.

▪	In the current year, we contributed $225.0 million to our qualified pension plans compared to $200.0 million in the prior year.

▪	In the prior year we received a cash dividend of $14.3 million from one of our Mexican joint ventures.

Investing Activities

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(in millions)
Proceeds from sale of equity interest in CFG	$—	$354.0
Capital expenditures	(273.9)	$(240.3)
Net expenditures from breeding stock transactions	(36.3)	(41.6)
Other	3.2	(32.3)
Net cash flows from investing activities	$(307.0)	$39.8

The following items explain the significant investing activities:

▪
Capital expenditures during both years primarily related to plant and hog farm improvement and expansion projects, including the replacement of gestation stalls with group pens, which is more fully explained under "Additional Matters Affecting Liquidity" below. Current year expenditures include costs related to a new domestic enterprise resource planning system.

▪	In June 2015, we sold our entire equity interest in CFG for $354.0 million in cash.

▪	In the prior year, we incurred costs for the construction of a distribution center that was a pending sale-leaseback, as shown in other investing activities above.

Financing Activities

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(in millions)
Proceeds from the issuance of long-term debt	$30.0	$—
Principal payments on long-term debt and capital lease obligations	(1.7)	(409.0)
Proceeds from Securitization Facility	50.0	290.0
Payments on Securitization Facility	(50.0)	(290.0)
Net proceeds (payments) on revolving credit facilities	18.3	(3.7)
Payment of dividends	(375.9)	(30.0)
Net cash flows from financing activities	$(329.3)	$(442.7)

The following items explain the significant financing activities:

▪	In the current year, we received proceeds of $30.0 million from a long-term, local currency financing in Romania.

▪	In the prior year, we paid $258.1 million of principal payments as a result of the Tender Offer as well as $150.0 million on our Rabobank term loan.

Financial Position
Our balance sheet as of October 2, 2016, as compared to January 3, 2016, was impacted by the following significant changes:

▪	Accounts payable decreased by $166.5 million mainly due to the timing of payments.

▪	Inventory increased by $215.2 million attributable to an increase in seasonal ham inventory as we prepare for the holiday season.

▪
The Company has $426.2 million of senior unsecured public notes maturing on July 1, 2017.  Accordingly, this debt was classified as a current liability as of October 2, 2016. While we may choose to use other sources of capital to fund this upcoming maturity, adequate liquidity resources are available to address this maturity in its entirety.

▪
In September 2016, the Company issued a notice to bondholders to call $250.0 million principal of our bonds maturing August 1, 2018, at 101%. Accordingly, this debt was classified as a current liability as of October 2, 2016. The bonds were redeemed on October 21, 2016. We expect to recognize a loss on debt extinguishment of $4.6 million in the fourth quarter of 2016 as a result of the redemption.

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

Risk Management Activities

We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments" in our Report on Form 10-K for the twelve months ended January 3, 2016. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. During the nine months ended October 2, 2016, margin deposits posted by us ranged from $(49.4) million (negative amounts representing margin deposits we have received from our brokers) to $87.1 million. The average daily amount on deposit with our brokers during the nine months ended October 2, 2016 was $26.9 million. As of October 2, 2016, the net amount on deposit from our brokers was $(33.0) million.

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
For complete quantitative and qualitative disclosures about market risk affecting the Company, see "Item 7A. Qualitative and Quantitative Disclosures About Market Risk" in our report on Form 10-K for the twelve months ended January 3, 2016. The following table presents the sensitivity of the fair value of our open commodity contracts and foreign currency contracts to a hypothetical 10% change in market prices or in interest rates and foreign exchange rates, as of October 2, 2016 and January 3, 2016.

	October 2, 2016	January 3, 2016
	(in millions)
Grains	$42.6	$18.9
Livestock	11.6	1.4
Energy	8.6	3.3
Foreign currency	5.8	7.4

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of October 2, 2016. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of October 2, 2016.
There were no changes in our internal control over financial reporting during the three months ended October 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes with respect to the legal proceedings disclosed under Part I, Item 3. "Legal Proceedings" in our report on Form 10-K for the twelve months ended January 3, 2016, nor have any significant new matters arisen during the three months ended October 2, 2016.

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
The following financial statements from Smithfield Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smithfield Foods, Inc.

/s/ GLENN T. NUNZIATA
Glenn T. Nunziata On behalf of the registrant and as Executive Vice President and Chief Financial Officer
Date: October 26, 2016