Form 10-Q
period 2025-03-30
SMITHFIELD FOODS INC
filed 2025-04-29
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2025, the registrant had 393,112,711 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except for share and per share data, and unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
Sales	$3,771	$3,444
Cost of sales	3,262	3,083
Gross profit	510	362
Selling, general and administrative expenses	197	199
Operating gains	(9)	(1)
Operating profit	321	163
Interest expense, net	11	16
Non-operating (gains) losses	6	(4)
Income from continuing operations before income taxes	304	152
Income tax expense	72	39
Loss from equity method investments	5	1
Net income from continuing operations	227	112
Net income (loss) from continuing operations attributable to noncontrolling interests	4	(2)
Net income from continuing operations attributable to Smithfield	224	114

Income from discontinued operations before income taxes	—	54
Income tax expense from discontinued operations	—	12
Net income from discontinued operations	—	42
Net income from discontinued operations attributable to noncontrolling interests	—	—
Net income from discontinued operations attributable to Smithfield	—	42

Net income	227	154
Net income (loss) attributable to noncontrolling interests	4	(1)
Net income attributable to Smithfield	$224	$156

Net income per common share attributable to Smithfield:
Basic and diluted:
Continuing operations	$0.57	$0.30
Discontinued operations	—	0.11
Total	$0.57	$0.41

Weighted-average shares outstanding:
Basic	388,812,663	380,069,232
Diluted	389,064,212	380,069,232
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net income	$227	$154

Other comprehensive income (loss), net of tax:
Foreign currency translation	(1)	(5)
Pension accounting	3	3
Hedge accounting	41	(43)
Total other comprehensive income (loss)	43	(45)

Comprehensive income	270	109
Comprehensive income attributable to noncontrolling interests	3	4
Comprehensive income attributable to Smithfield	$267	$105
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, and unaudited)

	March 30, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$928	$943
Accounts receivable, net	759	558
Inventories, net	2,385	2,412
Prepaid expenses and other current assets	262	290
Total current assets	4,334	4,202

Property, plant and equipment, net	3,153	3,176
Goodwill	1,613	1,613
Intangible assets, net	1,264	1,266
Operating lease assets	327	335
Equity method investments	197	202
Other assets	258	260
Total assets	$11,146	$11,054

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	447	777
Current portion of long-term debt and finance lease obligations	3	3
Current portion of operating lease obligations	55	56
Accrued expenses and other current liabilities	889	871
Total current liabilities	1,393	1,706

Long-term debt and finance lease obligations	2,000	1,999
Long-term operating lease obligations	277	286
Deferred income taxes, net	523	518
Net long-term pension obligation	277	279
Other liabilities	207	208

Redeemable noncontrolling interests	243	225

Commitments and contingencies (Note 18)

Equity:
Shareholders’ equity:
Preferred stock, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 5,000,000,000 shares authorized; 393,112,711 shares issued and outstanding as of March 30, 2025 and 380,069,232 shares issued and outstanding as of December 29, 2024	—	—
Additional paid-in capital	3,325	3,102
Retained earnings	3,308	3,184
Accumulated other comprehensive loss	(408)	(452)
Total shareholders’ equity	6,225	5,834
Total liabilities and equity	$11,146	$11,054
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$227	$154
Less: Net income from discontinued operations	—	(42)
Net income from continuing operations	$227	$112
Adjustments to reconcile net income from continuing operations to net cash flows used in operating activities of continuing operations:
Depreciation and amortization	83	82
Changes in operating and other assets and liabilities, net	(541)	(360)
Other	64	(54)
Net cash flows used in operating activities of continuing operations	(166)	(219)

Cash flows from investing activities:
Capital expenditures	(79)	(92)
Net expenditures from breeding stock transactions	(7)	(25)
Other	1	(3)
Net cash flows used in investing activities of continuing operations	(85)	(119)

Cash flows from financing activities:
Net proceeds from issuance of common stock	236	—
Principal payments on long-term debt and finance lease obligations	—	(19)
Payment of dividends	—	(88)
Other	—	(2)
Net cash flows from (used in) financing activities of continuing operations	236	(109)

Effect of foreign exchange rate changes on cash from continuing operations	—	2

Cash flows from discontinued operations
Net cash flows from operating activities of discontinued operations	—	43
Net cash flows used in investing activities of discontinued operations	—	(111)
Net cash flows used in financing activities of discontinued operations	—	(4)
Effect of foreign exchange rate changes on cash from discontinued operations		(4)
Net change in cash and cash equivalents of discontinued operations	—	(77)

Net change in cash, cash equivalents and restricted cash	(15)	(522)

Cash, cash equivalents and restricted cash at beginning of period (including discontinued operations)	943	751
Cash, cash equivalents and restricted cash at end of period (including discontinued operations)	928	229
Less: Cash, cash equivalents and restricted cash attributable to discontinued operations at end of period	—	(25)
Cash, cash equivalents and restricted cash at end of period	$928	$204

See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(in millions and unaudited)

	Three Months Ended March 30, 2025
	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 29, 2024	$3,102	$3,184		$(452)	$5,834
Dividend	—	(99)		—	(99)
Net proceeds from issuance of common stock	236	—		—	236
Adjustment to redeemable noncontrolling interests	(15)	—		—	(15)
Stock compensation expense	2	—		—	2
Comprehensive income:
Net income attributable to Smithfield	—	224		—	224
Other comprehensive income, net of tax	—	—		43	43
Balance, March 30, 2025	$3,325	$3,308	0	$(408)	$6,225

	Three Months Ended March 31, 2024
	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2023	$4,152	$3,588		$(500)	$7,241
Dividend	—	(88)		—	(88)
Adjustment to redeemable noncontrolling interests	(11)	—		—	(11)
Other	(1)	—		—	(1)
Comprehensive income:
Net income attributable to Smithfield	—	156		—	156
Other comprehensive loss, net of tax	—	—		(51)	(51)
Balance, March 31, 2024	$4,140	$3,656	0	$(550)	$7,246
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Smithfield Foods, Inc., together with its subsidiaries (“Smithfield,” “the Company,” “we,” “us” or “our”) produces a wide variety of fresh pork and packaged meats products primarily in the United States (“U.S.”) and markets them both domestically and internationally. We operate in a cyclical industry and our results are significantly affected by fluctuations in commodity prices for meat, livestock (primarily hogs) and grains. We are an indirect, majority owned subsidiary of Hong Kong-based WH Group Limited (“WH Group”).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), which require us to make estimates and use assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. It is possible that actual results could differ materially from those estimates. The information reflects all normal recurring adjustments, which we believe are necessary to present fairly the financial position and results of operations for all periods included. Totals and percentages may be affected by rounding. Certain prior period amounts have been reclassified to conform to the current period presentation.
These statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 29, 2024, which include a comprehensive description of our significant accounting policies and other information that is not included in our interim condensed consolidated financial statements.
Our elected fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Unless otherwise noted, all references to the first quarter of 2025 and the three months ended March 30, 2025 are to the 13-week period ended March 30, 2025. All references to the first quarter of 2024 and the three months ended March 31, 2024 are to the 13-week period ended March 31, 2024.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of all wholly owned subsidiaries, as well as majority-owned subsidiaries and other entities for which we have a controlling financial interest. We evaluate contractual, equity and other variable interests in entities that may be deemed variable interest entities (“VIE”). We consolidate a VIE if we determine that we are the VIE’s primary beneficiary. A VIE’s primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. All intercompany transactions and accounts have been eliminated.
Stock-Based Compensation
In connection with our initial public offering (“IPO”), we adopted an incentive plan, under which eligible individuals may be granted equity-based incentive awards, including stock options and restricted stock units (“RSUs”), among others. We estimate the fair value of stock options on the grant date using the Black-Scholes option pricing model. RSUs are measured at fair value as if they were vested and issued on the grant date. We recognize stock-based compensation expense for stock options and RSUs granted to our employees using the straight-line method over the requisite service period. We recognize forfeitures as they occur. Stock-based compensation expense is included in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statements of income.

Seasonality
Sales and profitability as well as cash flow generation and use are impacted on a quarterly basis by the seasonal nature of our business. Generally, our sales and profitability are higher in the fourth quarter due to the Thanksgiving and Christmas holidays. In addition, the timing of the Easter holiday can impact the comparability of our first and second quarters both on a quarter-to-quarter and year-over-year basis. Our cash use is highest in the first quarter due to working capital needs related to payments to certain suppliers that are typically deferred in the fourth quarter.
Recently Issued Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires companies to disaggregate income taxes paid by federal, state and foreign taxes. The update is effective for our annual report on Form 10-K for fiscal year 2025, with early adoption permitted. The standard will not impact our financial position, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more disaggregated information about certain line items presented in the consolidated statement of income. The update is effective for fiscal year 2027, with early adoption permitted. The new disclosures are required to be applied prospectively with the option for retrospective application. The standard will not impact our financial position, results of operations or cash flows but may have an impact on the presentation of certain items.
NOTE 2: REPORTABLE SEGMENTS
Our reportable segments are determined on the basis of our organizational structure and information that is regularly reviewed by our Chief Operating Decision Maker (“CODM”) for the purpose of making operating and resource allocation decisions and assessing the performance of the operating segments of our business. Our CODM is our Chief Executive Officer. Our CODM reviews assets at a consolidated level; not by reportable segment. Therefore, we do not disclose assets by reportable segment.
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
Packaged Meats
The Packaged Meats segment consists of our U.S. operations that process fresh meat into a wide variety of packaged meats products, including bacon, sausage, hot dogs, deli and lunch meats, dry sausage products (such as pepperoni and genoa salami), ham products, ready-to-eat products and prepared foods (such as pre-cooked entrees, bacon and sausage). Approximately 80% of the Packaged Meats segment’s raw materials are sourced from our Fresh Pork segment. We market our domestic packaged meats products under a strategic set of core brands, which include: Smithfield, Eckrich, Nathan’s Famous, Farmland, Armour, Farmer John, Kretschmar, Krakus, John Morrell, Cook’s, Gwaltney, Carando, Margherita, Curly’s and Smithfield Culinary. We also sell a sizeable portion of our packaged meats products as private label products. The majority of the Packaged Meats segment’s products are sold to retail and foodservice customers in the U.S.
Fresh Pork
The Fresh Pork segment consists of our U.S. operations that process live hogs into a wide variety of primal, sub-primal and offal products, such as bellies, butts, hams, loins, picnics and ribs. In the first quarter of 2025, the Fresh Pork segment sourced approximately 40% of its raw materials from our Hog Production segment, compared to approximately 50% in the first quarter of 2024, with the remainder from third-party farmers with whom we partner across the U.S. Approximately one-third of our fresh pork products, including the majority of hams, bellies and trimmings, is transferred to our Packaged Meats segment. Externally, we sell our fresh pork products to domestic retail, foodservice and industrial customers, as well as to export markets, including, among others, China, Mexico, Japan, South Korea and Canada.
Hog Production
The Hog Production segment consists of our hog production operations in the U.S., which produce and raise our hogs on numerous company-owned farms and farms that are owned and operated by third-party contract farmers. Nearly all of the hogs produced by this segment are processed by our Fresh Pork segment. The Hog Production segment also sells grains and feed to external customers.
The following table provides certain financial information by reportable segment with a reconciliation to the consolidated totals.

	Three Months Ended March 30, 2025
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	2,024	2,033	932	104	—	—	(1,322)	$3,771
Cost of sales	1,665	1,906	919	84	—	9	(1,322)	3,262
Selling, general and administrative expenses	93	46	12	6	29	12	—	197
Operating gains	—	—	—	—	—	(9)	—	(9)
Operating profit (loss)	266	82	1	14	(29)	(12)	—	321
Interest expense, net						11		11
Non-operating losses						6		6
Income from continuing operations before income taxes								304
Other segment data:
Depreciation and amortization	32	27	15	6	—	2	—	83
Capital expenditures	40	24	11	2	3	—	—	79

	Three Months Ended March 31, 2024
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$1,999	$1,938	$706	$114	$—	$—	$(1,314)	$3,444
Cost of sales	1,621	1,782	868	116	—	10	(1,314)	3,083
Selling, general and administrative expenses	92	47	12	7	32	9	—	199
Operating gains	—	—	—	—	—	(1)	—	(1)
Operating profit (loss)	286	110	(174)	(8)	(32)	(18)	—	163
Interest expense, net						16		16
Non-operating gains						(4)		(4)
Income from continuing operations before income taxes								152
Other segment data:
Depreciation and amortization	30	28	16	8	—	—	—	82
Capital expenditures	41	29	11	3	8	—	—	92
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
(3)Includes certain items that we do not allocate to our segments.

The following table disaggregates our sales to customers by reportable segment and by major distribution channel.

	Three Months Ended March 30, 2025
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$1,284	$597	$31	$110	$2	$2,024	$—	$2,024
Fresh Pork	483	59	435	266	3	1,246	787	2,033
Hog Production	—	—	—	—	397	397	535	932
Other (7)	—	—	—	—	104	104	—	104
Intersegment	—	—	—	—	—	—	(1,322)	(1,322)
Total	$1,767	$657	$466	$376	$505	$3,771	$—	$3,771

	Three Months Ended March 31, 2024
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$1,318	$553	$31	$95	$2	$1,999	$—	$1,999
Fresh Pork	471	53	423	255	2	1,203	735	1,938
Hog Production	—	—	—	—	128	128	578	706
Other (7)	—	—	—	—	114	114	—	114
Intersegment	—	—	—	—	—	—	(1,314)	(1,314)
Total	$1,789	$606	$454	$350	$245	$3,444	$—	$3,444
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
(5)Includes sales of grain, oilseeds, feed, breeding stock and market hogs, among others, in addition to external sales from our Mexico and Bioscience operations.
(6)Includes external sales from our Mexico operations of $99 million and $106 million in the three months ended March 30, 2025 and March 31, 2024, respectively. All other external sales are sourced from our U.S. operations.
(7)Includes our Mexico and Bioscience operations.
NOTE 3: DISCONTINUED OPERATIONS
On August 26, 2024, we completed a carve-out and distribution of our European operations to WH Group. The European carve-out represents a strategic shift in our geographical footprint. Accordingly, where applicable, the historical results of operations, assets and liabilities, and cash flows of the European operations have been condensed into separate line items and presented in the condensed consolidated statements of income, the condensed consolidated balance sheets and the condensed consolidated statements of cash flows as discontinued operations.
The following table presents the major components of net income from discontinued operations included in the condensed consolidated statements of income.

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in millions)
Sales	$—	$810
Cost of sales	—	713
Gross profit	—	97
Selling, general and administrative expenses	—	50
Operating gains	—	(9)
Operating profit	—	55
Non-operating losses	—	1
Income from discontinued operations before income taxes	—	54
Income tax on discontinued operations	—	12
Net income from discontinued operations	$—	$42
Acquisition within our Discontinued Operations
Prior to the carve-out and distribution of our European operations, we completed the following acquisition, which is included in discontinued operations.
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

NOTE 4: ACQUISITION AND DISPOSITION
Acquisition
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
Disposition
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
NOTE 5: OPERATING GAINS AND NON-OPERATING (GAINS) LOSSES
The following table provides details of operating gains and non-operating (gains) losses.

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in millions)
Operating gains:
Insurance recoveries (1)	$(6)	$—
Gain on disposal of assets	(2)	—
Other operating gains	(1)	(1)
Total operating gains	$(9)	$(1)

Non-operating (gains) losses:
Net pension and postretirement benefits cost (2)	$4	$2
(Gain) loss on nonqualified retirement plan assets	2	(6)
Total non-operating (gains) losses	$6	$(4)
________________
(1)Represents a gain from an insurance recovery in connection with a fire at our Tar Heel, North Carolina rendering facility that occurred in 2021.
(2)Includes the components of net pension and postretirement benefits cost other than service cost, which is included in operating profit. These components consist of interest cost, expected return on plan assets, amortization of actuarial gains/losses and prior service costs/credits, and curtailment gains.
NOTE 6: RESTRUCTURING
Hog Production Reform
Beginning in 2023, we undertook a number of actions to optimize the size of our Hog Production segment’s operations and improve its cost structure, including ceasing certain farm operations, terminating certain agreements with underperforming contract farmers and reducing the size of our hog production business (“Hog Production Reform”).
In the fourth quarter of fiscal year 2024, we became a member of a North Carolina-based company, Murphy Family Farms LLC (“Murphy Family Farms”), by contributing $3 million in cash in exchange for a 25% minority interest. We additionally sold approximately 150,000 sows and related inventories located on company-owned and contract farms in North Carolina to Murphy Family Farms. Subsequent to the end of fiscal year 2024, on December 30, 2024, we sold the commercial hog inventories associated with such sows to Murphy Family Farms. Murphy Family Farms is now a hog supplier to us and will supply approximately 3.2 million hogs annually. We will supply animal feed and other supplies and provide certain support services to Murphy Family Farms.
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
In the first quarters of 2025 and 2024, we recognized charges totaling $1 million and $10 million, respectively, associated with Hog Production Reform in cost of sales in the condensed consolidated statements of income. The following table details the charges by major type of cost.

	Three Months Ended		Cumulative
	March 30, 2025	March 31, 2024	March 30, 2025
	(in millions)
Accelerated depreciation	$1	$—	$172
Contract termination costs	—	8	57
Employee termination benefits	—	2	32
Loss on asset disposals	—	—	9
Other exit costs	—	—	110
Total	$1	$10	$379
Workforce Reduction
In the first quarter of 2025, we implemented a reduction in workforce initiative to streamline our operations and reduce operating expenses. We eliminated certain corporate and plant positions and recognized employee termination benefit costs totaling $9 million in the condensed consolidated statement of income in the first quarter of 2025 with $6 million classified in SG&A and $2 million classified in cost of sales.
NOTE 7: ACCOUNTS RECEIVABLE
Accounts receivable, net is comprised of both receivables from contracts with customers and other receivables. Our receivables from contracts with customers were $680 million and $494 million as of March 30, 2025 and December 29, 2024, respectively.
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

NOTE 8: INVENTORIES
Inventories, net consist of the following:

	March 30, 2025	December 29, 2024
	(in millions)
Fresh and packaged meats	$1,164	$1,006
Livestock	787	949
Grains	182	208
Maintenance parts	117	115
Manufacturing supplies	113	115
Other	21	19
Inventories, net	$2,385	$2,412
NOTE 9: DERIVATIVE FINANCIAL INSTRUMENTS
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating were sufficiently downgraded. As of March 30, 2025, the net liability position of our open derivative instruments that are subject to credit risk-related contingent features was not material.
The size and mix of our derivative portfolio vary from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	March 30, 2025	December 29, 2024	March 30, 2025	December 29, 2024
	(in millions)
Derivatives using the “hedge accounting” method:
Commodity contracts	$34	$13	$7	$37
Derivatives using the “mark-to-market” method:
Commodity contracts	13	2	4	7
Total fair value of derivative instruments	$47	$15	$11	$44

The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our consolidated balance sheets and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities.

	March 30, 2025
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative and Cash Collateral	Net Amount Presented in the Consolidated Balance Sheet (1)
	(in millions)
Assets:
Commodities	$47	$(9)	$38	$(1)	$37
Liabilities:
Commodities	11	(9)	3	—	3
________________
(1)Net derivative assets are recorded in prepaid expenses and other current assets. Net derivative liabilities are recorded in accrued expenses and other current liabilities. Cash collateral balances were not material.

	December 29, 2024
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative and Cash Collateral	Net Amount Presented in the Consolidated Balance Sheet (1)
	(in millions)
Assets:
Commodities	$15	$(13)	$2	$37	$39
Liabilities:
Commodities	44	(13)	31	(23)	8
________________
(1)Net derivative assets are recorded in prepaid expenses and other current assets. Net derivative liabilities are recorded in accrued expenses and other current liabilities. These balances include $60 million of cash collateral paid to and held by one of our brokers, $37 million of which represents the initial margin and exceeded the related open derivative liability position.
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of fresh pork and the forecasted purchase of grains, hogs, and energy. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt and the forecasted issuance of fixed rate debt. Lastly, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of March 30, 2025, substantially all of our commodity-related cash flow hedges were for transactions forecasted through December 2025.

As of March 30, 2025, the notional volumes associated with open derivative instruments designated in cash flow hedging relationships were as follows:

	Volume	Metric
Lean hogs	722,379,000	Pounds
Corn	37,180,000	Bushels
Soybean meal	615,000	Tons
Natural Gas	4,880,000	Million BTU
Diesel	6,804,000	Gallons

The following table presents the effects on our condensed consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended		Three Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
(in millions)
Commodity contracts	$45	$(61)	$(10)	$(3)

The amounts associated with option contracts as of and for the three months ended March 30, 2025 were not material. In the three months ended March 31, 2024, we recognized $15 million in expenses for option premiums, which are excluded from the assessment of hedge effectiveness. As of March 31, 2024, accumulated other comprehensive income included $12 million of net gains associated with options for which the underlying hedged transactions had not yet impacted earnings. This amount represents the difference between the change in the fair value of the options and the amount of option premiums amortized through earnings.
Deferred losses on closed derivative contracts included in accumulated other comprehensive loss as of March 30, 2025 were not material. We are unable to estimate the amount of deferred gains or losses related to open derivative contracts to be reclassified into earnings within the next twelve months as their values are subject to change.
Fair Value Hedges
We enter into derivative instruments (primarily futures contracts) that are designed to hedge changes in the fair value of firm commitments to buy grains and hogs. As of March 30, 2025, the notional volumes associated with open derivative instruments designated in fair value hedging relationships were as follows:

	Volume	Metric
Lean hogs	30,640,000	Pounds
Corn	3,635,000	Bushels
Soybeans	420,000	Bushels
The carrying values of hedged firm commitments designated in fair value hedge relationships as of March 30, 2025 and December 29, 2024 were not material. When the underlying inventories are acquired, the hedge relationship is discontinued and the fair value hedge adjustment is reclassified to inventories. The amount of fair value hedge gains remaining in inventories for which hedge accounting has been discontinued was $1 million and $3 million as of March 30, 2025 and December 29, 2024, respectively.
Mark-to-Market Method

As of March 30, 2025, the notional volumes associated with open derivative instruments using the “mark-to-market” method were as follows:

	Volume	Metric
Commodities:
Lean hogs	8,746,000	Pounds
Corn	19,322,000	Bushels
Soybean meal	70,000	Tons
Soybeans	2,995,000	Bushels
Natural gas	106,000	Million BTU
Diesel	756,000	Gallons
Derivative Impact on the Consolidated Statements of Income
The following table presents the effect of derivatives on the condensed consolidated statements of income for the periods indicated.

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in millions)
Sales
Cash flow hedging - commodity contracts	$(9)	$1
Mark to market - commodity contracts	7	(13)
Total derivative loss recognized sales	(2)	(12)

Cost of Sales
Cash flow hedging - commodity contracts	(2)	(4)

Fair value hedging - commodity contracts
Change in fair value of open derivatives	2	(1)
Change in fair value of related hedged items	(1)	1
Gain on closed derivatives (1)	1	4

Mark to market - commodity contracts	4	(5)
Total derivative gain (loss) recognized in cost of sales	4	(5)

Selling, general and administrative expenses
Mark to market - foreign exchange contracts	—	1
Total derivative gain (loss)	$2	$(16)
________________
(1)Represents the amount of fair value hedge adjustment applied to the carrying amount of hedged assets that is recognized in cost of sales as the underlying hedged assets are relieved from inventories and charged to cost of sales.

NOTE 10: EQUITY METHOD INVESTMENTS
Murphy Family Farms and VisionAg
On December 27, 2024, we became a member of a North Carolina-based company, Murphy Family Farms, by contributing $3 million in cash in exchange for a 25% minority interest. We account for Murphy Family Farms under the equity method of accounting.
On February 24, 2025, we became a member of a North Carolina-based company, VisionAg, by contributing $450,000 in cash in exchange for a 9% minority interest. We account for VisionAg under the equity method of accounting as we have the ability to exercise significant influence over operating and financial policies through our representation on its board of directors.
See “Note 6: Restructuring” for more information on Murphy Family Farms and VisionAg.
Monarch Sale Notice
On January 16, 2025, TPG Rise Climate (“TPG”), one of the other two equal joint venture partners in Monarch Bio Energy, LLC (“Monarch”), delivered a sale notice under the joint venture agreement, pursuant to which Monarch must pursue a sale of the joint venture. In the event that a sale of Monarch is not consummated before January 17, 2026, TPG may require that Monarch purchase TPG’s ownership interests in Monarch.
NOTE 11: DEBT
Senior Unsecured Revolving Credit Facility
In February 2025, we refinanced our $2,100 million senior unsecured revolving credit facility (“Senior Revolving Credit Facility”) extending the maturity date from May 21, 2027 to February 12, 2030, with the option to extend the maturity date for up to two one-year periods, subject to obtaining the lenders’ consent and satisfaction of certain other conditions. The Senior Revolving Credit Facility capacity remains at $2,100 million. As part of the new agreement, there are no longer any subsidiary guarantors under the Senior Revolving Credit Facility which also released the subsidiary guarantors from our Senior Unsecured Notes. The Senior Revolving Credit Facility bears interest at the Secured Overnight Financing Rate plus a margin ranging from 0.875% to 1.50% per annum, or, at our election, at a base rate plus a margin ranging from 0.00% to 0.50% per annum, in each case depending on our senior unsecured debt ratings. The Senior Revolving Credit Facility also contains financial maintenance covenants requiring us to maintain a maximum total consolidated leverage ratio (ratio of consolidated funded debt to consolidated capitalization, each as defined in the Senior Revolving Credit Facility) of 0.50 to 1.00 (which we may elect to increase to 0.55 to 1.00 with respect to any fiscal quarter in which a material acquisition is consummated and the immediately following three consecutive fiscal quarters, subject to certain restrictions) and a minimum interest coverage ratio (“ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense, each as defined in the Senior Revolving Credit Facility”) of 3.50 to 1.00.
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
Accounts Receivable Securitization Facility
We maintain a $225 million accounts receivable securitization facility (“Securitization Facility”), which matures in November 2027. As part of the Securitization Facility, certain accounts receivable of our major domestic meat processing subsidiaries are sold to a wholly owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges all such accounts receivable not otherwise sold pursuant to the Monetization Facility (as defined below) as security for loans made, and letters of credit issued, by participating lenders under the Securitization Facility. The SPV is included in our condensed consolidated financial statements and therefore the accounts receivable owned by it are included in our condensed consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of March 30, 2025, the SPV held $432 million of accounts receivable. We must maintain certain ratios related to the collection of our receivables as a condition of the Securitization Facility agreement. As of March 30, 2025, we had $22 million in letters of credit issued under the Securitization Facility. None of the letters of credit were drawn upon.
Monetization Facility
In addition to the Securitization Facility, we maintain an uncommitted $250 million accounts receivable monetization facility (“Monetization Facility”). At Smithfield’s election and subject to the purchasing banks’ approval, certain accounts receivable may be sold by the SPV to purchasing banks, so long as the uncollected outstanding amount of accounts receivable sold pursuant to the Monetization Facility does not exceed $250 million in the aggregate at any time, among other limitations. In the event of a sale, the purchasing banks assume all credit risk related to the receivables while we maintain risk associated with customer disputes. We account for the sale of receivables to a purchasing bank by derecognizing the receivables from our condensed consolidated balance sheet upon transfer of control to the purchasing bank, and recognizing a discount on the sale in SG&A in the condensed consolidated statement of income. The proceeds from the sale of receivables are included in net cash flows from operating activities in the condensed consolidated statement of cash flows. On behalf of the purchasing banks, we continue to service all receivables sold under the Monetization Facility. As of March 30, 2025, the uncollected balance of receivables that had been sold to purchasing banks was $240 million. We had no servicing asset or liability outstanding as of March 30, 2025.
In the first quarter of 2023, we sold $227 million of accounts receivable at a discount and received proceeds totaling $225 million. We reinvested $785 million and $821 million of cash collections from customers in the revolving sale of accounts receivable to purchasing banks in the three months ended March 30, 2025 and March 31, 2024, respectively. We recognized charges totaling $3 million and $3 million in the first quarters of 2025 and 2024, respectively, attributable to the discount on the sale of accounts receivable in SG&A in the condensed consolidated statement of income.
NOTE 12: GUARANTEES
Smithfield and certain other joint venture partners in Monarch joint and severally guarantee Monarch’s debt, interest and fees. As of March 30, 2025, the maximum amount of loans that could be outstanding under Monarch’s debt agreements was $61 million and the loans mature in June 2025. Monarch’s outstanding debt was $56 million as of March 30, 2025.
The guarantee involves elements of performance and credit risk and is not included in the condensed consolidated balance sheets. We could become liable in connection with Monarch’s obligation depending on the ability of Monarch to perform on its obligation. If we consider it probable that we will become responsible for the obligation, we would record the liability on our condensed consolidated balance sheet.
NOTE 13: PENSION AND OTHER RETIREMENT PLANS
The following table presents the components of the net periodic pension cost for the periods indicated.

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in millions)
Interest cost	$25	$25
Amortization	5	5
Service cost	3	3
Expected return on plan assets	(26)	(28)
Net periodic pension cost	$7	$5

The components of net periodic pension cost other than service cost, which is included in operating profit, are included in non-operating (gains) losses in the condensed consolidated statements of income.
NOTE 14: REDEEMABLE NONCONTROLLING INTERESTS
Certain noncontrolling interest holders have the right to exercise a put option that would obligate us to redeem a portion or all of their interest. These noncontrolling interests are classified as redeemable noncontrolling interests outside of equity on our condensed consolidated balance sheets. At the end of each period we adjust the value of redeemable noncontrolling interests, if necessary, to the redemption value (as defined in the subsidiary’s operating agreement) through additional paid-in capital. The following table presents the changes in redeemable noncontrolling interests for our continuing operations for the periods presented.

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in millions)
Beginning balance	$225	$246
Attribution of net income (loss)	4	(2)
Attribution of comprehensive income (loss)	(1)	5
Adjustment to redemption value (1)	15	11
Ending balance	$243	$260
_______________
(1)See “Note 17: Fair Value Measurements” for a discussion of the assessment of redemption value.

NOTE 15: EQUITY
Stock Split
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
Initial Public Offering
On January 29, 2025, we completed our initial public offering (“IPO”) of 26,086,958 shares of common stock, which represents 7% of the total outstanding shares, at a price of $20.00 per share. We issued 13,043,479 shares of common stock bringing the total number of outstanding shares to 393,112,711. The remaining 13,043,479 shares of common stock were sold by our existing shareholder. Our existing shareholder granted the underwriters a 30-day option to purchase up to 3,913,042 additional shares of our common stock. On February 20, 2025, the underwriters partially exercised that option and purchased 2,506,936 additional shares of common stock from our existing shareholder. We received net proceeds from the IPO of $236 million after deducting underwriting discounts, commissions and fees.
Stock-Based Compensation
In connection with the IPO, we granted to certain of our directors and employees and certain directors and employees of WH Group: (1) options to purchase 9,822,467 shares with an exercise price equal to the IPO price of $20.00 per share option and (2) 1,527,000 RSUs. The options and substantially all RSUs vest over a five year period, with 20% vesting each year. We recognized compensation expense totaling $2 million associated with these equity instruments in the first quarter of 2025. Unrecognized compensation expense totaled $45 million as of March 30, 2025, which is expected to be recognized on a straight-line basis over the remaining vesting period of 4.8 years. No compensation expense was recognized for stock options and RSUs granted to directors and employees of WH Group. Such awards will be accounted for as a dividend upon issuance of the shares based on the grant-date fair value.
Accumulated Other Comprehensive Loss
The following tables present the beginning and ending balances of accumulated other comprehensive gain (loss) by component.

	Three Months Ended March 30, 2025
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 30, 2024	$(8)	$(418)	$(26)	$(452)
Other comprehensive loss, net of tax	(1)	3	41	43
Balance, March 30, 2025	$(9)	$(414)	$15	$(408)

	Three Months Ended March 31, 2024
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 31, 2023	$(134)	$(373)	$8	$(500)
Other comprehensive loss, net of tax	(11)	3	(43)	(51)
Balance, March 31, 2024	$(144)	$(370)	$(36)	$(550)
Other Comprehensive Income (Loss)
The following table presents the details of other comprehensive income (loss).

	Three Months Ended
	March 30, 2025			March 31, 2024
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Continuing operations:
Foreign currency translation:
Translation gains (losses) (1)	$(1)	$—	$(1)	$15	$—	$15
Retirement benefits:
Amortization of actuarial losses and prior service credits reclassified to non-operating (gains) losses	4	(1)	3	4	(1)	3
Derivatives:
Gains (losses) arising during the period	45	(11)	33	(61)	16	(45)
(Gains) losses reclassified to sales	9	(2)	6	(1)	—	(1)
Losses reclassified to cost of sales	2	—	1	4	(1)	3
Total other comprehensive income (loss) from continuing operations	$58	$(15)	$43	$(38)	$14	$(24)

Discontinued operations:
Foreign currency translation:
Translation losses (1)	—	—	—	(21)	—	(21)
Total other comprehensive loss from discontinued operations	$—	$—	$—	$(21)	$—	$(21)

Total other comprehensive income (loss)	$58	$(15)	$43	$(59)	$14	$(45)
Other comprehensive income attributable to noncontrolling interest	—	—	—	5	—	5
Other comprehensive income (loss) attributable to Smithfield	$59	$(15)	$43	$(64)	$14	$(51)
________________
(1)We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, record no deferred income taxes on such amounts. The three months ended March 31, 2024 included $5 million of translation gains attributable to noncontrolling interests, which are included in redeemable noncontrolling interests on the condensed consolidated balance sheet.

NOTE 16: EARNINGS PER SHARE
The computation of basic earnings per share (“EPS”) is based on the weighted-average shares of common stock outstanding during the period. Diluted EPS adjusts basic EPS for the dilutive effect of stock options and RSUs. The incremental shares from stock options and RSUs are computed using the treasury stock method. There were no adjustments to the numerator in the computations of earnings per share for the periods presented. The following table provides the weighted-average shares used in the denominator for those computations.

	Three Months Ended
	March 30, 2025	March 31, 2024
Basic weighted-average shares outstanding	388,812,663	380,069,232
Add: Dilutive effect of stock options and RSUs	251,549	—
Diluted weighted-average shares outstanding (1)	389,064,212	380,069,232
__________________
(1)Approximately 5.3 million stock options were excluded from the computation of diluted weighted-average shares outstanding for the three months ended March 30, 2025 because their effect would have been anti-dilutive.

NOTE 17: FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities, including assets held in a rabbi trust used to fund our non-qualified defined benefit plan, that were measured at fair value on a recurring basis.

	March 30, 2025				December 29, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Derivatives:
Commodity contracts	$38	$9	$—	$47	$9	$6	$—	$15
Mutual funds (1)	69	—	—	80	74	—	—	84
Insurance contracts	—	105	—	105	—	104	—	104
Total	$108	$114	$—	$232	$83	$110	$—	$202

Liabilities:
Derivatives:
Commodity contracts	5	6	—	11	32	12	—	44
Total	$5	$6	$—	$11	$32	$12	$—	$44
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. For the three months ended March 30, 2025 and March 31, 2024, respectively, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis after initial recognition.
Redeemable Noncontrolling Interest
The redemption value for the noncontrolling interest in Granjas Carroll de Mexico, S. de R.L. de C.V., (“Altosano”) is fair value. We estimate the redemption value of Altosano using an income and a market approach. Under the income approach, fair value is determined by using the projected discounted cash flows. Under the market approach, the fair value is determined by reference to guideline companies that are reasonably comparable; the fair value is estimated based on the valuation multiples of EBITDA. The significant unobservable inputs used in the determination of the fair value have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements as of the reporting date. The following table provides the significant unobservable level 3 inputs used in the valuation.

Unobservable Inputs	March 30, 2025	December 29, 2024
Weighted-average cost of capital	9%	9%
Growth rate	3%	3%
EBITDA multiple	9.5x	10x
Control premium	25%	25%
Other Financial Instruments
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of total debt.

	March 30, 2025		December 29, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Debt	$1,856	$1,983	$1,821	$1,983

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments.
Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts and notes receivable and derivatives. We may be exposed to losses in the event of nonperformance by our banks, customers, brokers or other counterparties.
We have significant concentrations of credit risk associated with our cash and cash equivalents. However, our cash and cash equivalents are held by numerous major financial institutions that maintain certain minimum investment grade credit ratings.
Concentrations of credit risk with respect to accounts and notes receivable are limited due to our large number of customers. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of March 30, 2025, we had accounts and notes receivable from Murphy Family Farms totaling $195 million. This balance is secured by the breeding stock and inventories owned by Murphy Family Farms. We have an agreement to purchase 3.2 million market hogs annually from Murphy Family Farms, which further mitigates our exposure to potential credit risk.
Our derivative counterparties primarily consist of financial institutions that are investment grade. A portion of our financial instruments are exchange traded derivative contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of March 30, 2025, we had gross credit exposure of $6 million on non-exchange traded derivative contracts. After taking into account the effect of netting arrangements, we had $2 million of credit exposure on non-exchange traded derivative contracts.
NOTE 18: REGULATION AND CONTINGENCIES
Like other participants in our industry, we are subject to various laws and regulations administered by federal, state and other government entities, including the U.S. Environmental Protection Agency and corresponding state agencies, as well as the U.S. Department of Agriculture, the Grain Inspection, Packers and Stockyard Administration, the U.S. Food and Drug Administration, the U.S. Occupational Safety and Health Administration, the Commodity and Futures Trading Commission and similar agencies in foreign countries.
We, from time-to-time, receive notices and inquiries from regulatory authorities and others asserting that we are not in compliance with such laws and regulations. In some instances, litigation ensues. In addition, individuals may initiate litigation against us.
As of March 30, 2025 and December 29, 2024, we had contingent liabilities totaling $141 million in accrued expenses and other current liabilities on the condensed consolidated balance sheets related to litigation matters, including those described below. We did not record any significant charges for litigation matters in the three months ended March 30, 2025 and March 31, 2024, respectively. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material. Additionally, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position.
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
The Attorneys General for the states of New Mexico and Alaska and the Commonwealth of Puerto Rico have filed similar complaints on behalf of their respective states, territories, agencies and citizens. The Company has settled all of these cases. The Company intends to vigorously defend against the remaining claims.
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
Since the case was filed, several defendants have settled. On April 5, 2024, the remaining defendants moved to dismiss the amended complaint. On March 26, 2025, the court granted in part defendants’ motion to dismiss the amended complaint and held that certain of plaintiffs’ new allegations are barred by the statute of limitations, Defendants’ answers to the remaining claims are due on May 9, 2025. We intend to vigorously defend against these claims.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K filed for the fiscal year ended December 29, 2024. The information reflects all normal recurring adjustments, which we believe are necessary to present fairly the financial position and results of operations for all periods included. Totals and percentages may be affected by rounding. Certain prior period amounts have been reclassified to conform to the current period presentation.
Overview
Smithfield Foods, Inc., together with its subsidiaries (“Smithfield,” “the Company,” “we,” “us” or “our”) is an American food company that employs approximately 34,000 people in the United States (“U.S”). and 2,500 people in Mexico. We boast a portfolio of high-quality, iconic brands, such as Smithfield®, Eckrich® and Nathan’s Famous®, among many others. We are an indirect, majority owned subsidiary of Hong Kong-based WH Group Limited (“WH Group”).
We conduct our operations through three reportable segments: Packaged Meats, Fresh Pork, and Hog Production. We also conduct operations through two other operating segments, Mexico and Bioscience, which are aggregated and reported as “Other.”
Packaged Meats Segment
The Packaged Meats segment consists of our U.S. operations that process fresh meat into a wide variety of packaged meats products, including bacon, sausage, hot dogs, deli and lunch meats, dry sausage products (such as pepperoni and genoa salami), ham products, ready-to-eat products and prepared foods (such as pre-cooked entrees, bacon and sausage). Approximately 80% of the Packaged Meats segment’s raw materials are sourced from our Fresh Pork segment. We market our domestic packaged meats products under a strategic set of core brands, which include: Smithfield, Eckrich, Nathan’s Famous, Farmland, Armour, Farmer John, Kretschmar, Krakus, John Morrell, Cook’s, Gwaltney, Carando, Margherita, Curly’s and Smithfield Culinary. We also sell a sizeable portion of our packaged meats products as private label products. The majority of the Packaged Meats segment’s products are sold to retail and foodservice customers in the U.S.
Fresh Pork Segment
The Fresh Pork segment consists of our U.S. operations that process live hogs into a wide variety of primal, sub-primal and offal products, such as bellies, butts, hams, loins, picnics and ribs. In fiscal year 2024, the Fresh Pork segment sourced approximately half of its raw materials from our Hog Production segment and half from third-party farmers with whom we partner across the U.S. In fiscal year 2025, we expect that approximately 40% of the hogs processed by the Fresh Pork segment will be sourced from the Hog Production segment as a result of our new partnerships in Murphy Family Farms and VisionAg, which are described under “Recent Developments—Hog Production Reform” below. Approximately one-third of our fresh pork products, including the majority of hams, bellies and trimmings, is transferred to our Packaged Meats segment. Externally, we sell our fresh pork products to domestic retail, foodservice and industrial customers, as well as to export markets, including, among others, China, Mexico, Japan, South Korea and Canada.
Hog Production Segment
The Hog Production segment consists of our hog production operations in the U.S., which produce and raise our hogs on numerous company-owned farms and farms that are owned and operated by third-party contract farmers. Nearly all of the hogs produced by this segment are processed by our Fresh Pork segment. The Hog Production segment also sells grains and feed to external customers. In fiscal year 2024 and the first quarter of fiscal year 2025, approximately 60% of the Hog Production segment’s cost of goods sold was from animal feed, which is derived primarily from corn and soybean meal.

Our fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Unless otherwise noted, all references to the first quarter of 2025 and the three months ended March 30, 2025 are to the 13-week period ended March 30, 2025. All references to the first quarter of 2024 and the three months ended March 31, 2024 are to the 13-week period ended March 31, 2024.
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
Cost Factors
Our cost as a percentage of sales varies based on fluctuations of raw materials prices, as well as manufacturing, distribution and marketing costs. Raw materials are the largest component of our total cost of goods sold, with feed ingredients and hogs accounting for the majority share. The prices of feed ingredients, hogs and pork fluctuate based on market dynamics which can affect our margins. We enter into hedging transactions for these commodities when we determine conditions are appropriate to mitigate the inherent price risks. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also reduces the risk of loss from adverse changes in raw material prices.
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
Tariffs
We export our products to over 30 countries, including China. Those exports primarily consist of fresh pork products. For the quarter ended March 30, 2025, our export sales into China accounted for approximately 3% of our total sales. As of April 29, 2025, products we export to China face tariffs that range from 140% to 172%, with most products subject to 172% tariff rates. Trade relations between the U.S. and China are fluid, and it is impossible for us to predict whether tariff rates imposed on our products by China will increase, decrease or stay the same, or whether China will ban imports from the U.S. altogether. Current tariff rates imposed on our products by China could cause us to reduce or even cease selling our products into China.
On April 10, 2025, the U.S. indicated that tariff rates would be increased on countries other than China that fail to enter into bilateral trade deals with the U.S. We are unable to predict whether the U.S. will enter into bilateral trade agreements with any other country, whether the U.S. will impose additional tariffs on other countries or whether those other countries will retaliate with tariffs that apply to the products we export.
Recent Developments
The following events and transactions have had, and/or will have, an impact on our results of operations and/or financial condition:
Workforce Reduction
In the first quarter of 2025, we implemented a reduction in workforce initiative to streamline our operations and reduce operating expenses. We eliminated certain corporate and plant positions and recognized employee termination benefit costs totaling $9 million in the condensed consolidated statement of income in the first quarter of 2025 with $6 million classified in SG&A and $2 million classified in cost of sales.
Initial Public Offering
On January 29, 2025, we completed our initial public offering (“IPO”) of 26,086,958 shares of common stock, which represents 7% of the total outstanding shares, at a price of $20.00 per share. We issued 13,043,479 shares of common stock bringing the total number of outstanding shares to 393,112,711. The remaining 13,043,479 shares of common stock were sold by our existing shareholder. Our existing shareholder granted the underwriters a 30-day option to purchase up to 3,913,042 additional shares of our common stock. On February 20, 2025, the underwriters partially exercised such option and purchased 2,506,936 additional shares of common stock from our existing shareholder. We received net proceeds from the IPO of $236 million after deducting underwriting discounts, commissions and fees. As a result of the IPO, our common stock is listed on the Nasdaq Global Select Market under the ticker “SFD.”
In connection with the IPO, we granted to our directors and certain of our employees and certain directors and employees of WH Group: (1) options to purchase 9,822,467 shares with an exercise price equal to the IPO price and an aggregate grant date fair value of $30 million and (2) 1,527,000 restricted stock units (“RSUs”) with an aggregate grant date fair value of $31 million. The options and substantially all RSUs vest over a five year period, with 20% vesting each year. We recognized compensation expense totaling $2 million associated with these equity instruments in the first quarter of 2025. Unrecognized compensation expense totaled $45 million as of March 30, 2025, which is expected to be recognized on a straight-line basis over the remaining vesting period of 4.8 years.
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
Dry Sausage Facility Acquisition
On July 30, 2024, we acquired a dry sausage production facility located in Nashville, Tennessee from Cargill Meat Solutions Corporation for $38 million. The acquisition is part of our strategy to grow our value-added packaged meats business and serve the growing demand for high-quality pepperoni, salami, charcuterie and other dry sausage products.

Hog Production Reform
Beginning in 2023, we have taken a number of actions to optimize the size of our Hog Production segment’s operations and improve its cost structure, including ceasing certain farm operations, terminating certain agreements with underperforming contract farmers and reducing the size of our hog production business (“Hog Production Reform”).
In the fourth quarter of fiscal year 2024, we became a member of a North Carolina-based company, Murphy Family Farms LLC (“Murphy Family Farms”), by contributing $3 million in cash in exchange for a 25% minority interest. We additionally sold approximately 150,000 sows and related inventories located on company-owned and contract farms in North Carolina to Murphy Family Farms. Subsequent to the end of fiscal year 2024, on December 30, 2024, we sold the commercial hog inventories associated with such sows to Murphy Family Farms. Murphy Family Farms is now a hog supplier to us and will supply approximately 3.2 million hogs annually. We will supply animal feed and other supplies and provide certain support services to Murphy Family Farms.
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
In the first quarters of 2025 and 2024, we recognized charges totaling $1 million and $10 million, respectively, associated with Hog Production Reform in cost of sales in the condensed consolidated statements of income.
Results of Operations
Consolidated Results of Continuing Operations

	Three Months Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in millions)
Sales	$3,771	$3,444	$327	9.5%
Cost of sales	3,262	3,083	179	5.8%
Gross profit	510	362	148	40.9%
Selling, general and administrative expenses	197	199	(2)	(0.9)%
Operating gains	(9)	(1)	(8)	NM
Operating profit	321	163	158	96.7%
Interest expense, net	11	16	(4)	(27.2)%
Non-operating (gains) losses	6	(4)	11	NM
Income from continuing operations before income taxes	304	152	151	99.5%
Income tax expense	72	39	33	84.6%
Loss from equity method investments	5	1	4	NM
Net income from continuing operations	227	112	115	101.8%
Net income (loss) from continuing operations attributable to noncontrolling interests	4	(2)	5	NM
Net income from continuing operations attributable to Smithfield	$224	$114	$110	96.1%

Operating Profit by Segment

	Three Months Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in millions)
Packaged Meats	$266	$286	$(20)	(7.0)%
Fresh Pork	82	110	(28)	(25.7)%
Hog Production	1	(174)	175	NM
Other	14	(8)	23	NM
Corporate expenses	(29)	(32)	3	9.3%
Unallocated	(12)	(18)	6	32.7%
Operating profit	$321	$163	$158	96.7%
We recently removed income from equity method investments from the measure of segment profit reviewed by our Chief Operating Decision Maker. Accordingly, the historical segment results presented herein have been retrospectively adjusted to remove income from equity method investments.
Results of Operations Analysis
The following discussion provides an analysis of our results of operations for the first quarter of 2025 compared to the first quarter of 2024.
Sales

	Three Months Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in millions)
Sales by segment:
Packaged Meats	$2,024	$1,999	$24	1.2%
Fresh Pork	2,033	1,938	95	4.9%
Hog Production	932	706	226	32.0%
Other	104	114	(10)	(8.6)%
Total segment sales	5,093	4,758	335	7.1%
Inter-segment sales eliminations:
Fresh Pork	(787)	(735)	(52)	7.1%
Hog Production	(535)	(578)	43	(7.5)%
Total inter-segment sales eliminations	(1,322)	(1,314)	(9)	0.7%
Consolidated sales	$3,771	$3,444	$327	9.5%
Packaged Meats. Segment sales increased by $24 million, or 1.2%, as a 5.7% increase in average sales price more than offset a 4.2% decrease in sales volume. The increase in average sales price was primarily due to higher raw material costs, which translated into higher sales prices of our packaged meats products, and a favorable shift in product mix. The decrease in volume was primarily attributable to lower holiday ham sales due to the timing of Easter, which occurred later in 2025 as compared to 2024.
Fresh Pork. Segment sales increased by $95 million, or 4.9%, primarily attributable to a 4.8% increase in our average sales price. The increase in average sales price is reflective of lower pork supply and steady demand. In the first quarter of 2025, fresh pork cut-out values reported by the U.S. Department of Agriculture (“USDA”) averaged $0.95 per pound, up 5.9% from the same period last year. Sales volume was consistent year-over-year.
Hog Production. Segment sales increased by $226 million, or 32.0%, primarily due to the following factors, which more than offset an approximately 800,000, or 21%, decrease in the number of market hogs sold due to our strategic initiative to optimize the size of our hog production operations and reduce the number of hogs we produce.
•The sale of commercial hog inventories to Murphy Family Farms and VisionAg, which accounted for approximately $155 million in sales in the first quarter of 2025.
•An increase in our average market hog sales price primarily attributable to a 14.1% increase in the lean hog price index published by the Chicago Mercantile Exchange.
•A $73 million increase in grain and feed sales primarily attributable to our feed supply agreements in connection with our investments in Murphy Family Farms and VisionAg.
Other. Segment sales decreased by $10 million, or 8.6%, primarily attributable to our Mexico operations, which experienced a 14.1% decline in volume partially offset by an 8.6% increase in average sales price.
Inter-segment Eliminations
•Fresh Pork. The increase in inter-segment sales by our Fresh Pork segment was primarily attributable to higher market values for fresh pork components sold to our Packaged Meats segment.
•Hog Production. The decrease in inter-segment sales by our Hog Production segment was attributable to our strategic initiative to optimize our hog production operations, which reduced the number of hogs produced by our Hog Production segment, partially offset by an increase in the average sales price.
Cost of Sales

	Three Months Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in millions)
Packaged Meats	$1,665	$1,621	$44	2.7%
Fresh Pork	1,906	1,782	125	7.0%
Hog Production	919	868	52	6.0%
Other	84	116	(32)	(27.4)%
Unallocated	9	10	(1)	(12.6)%
Inter-segment eliminations	(1,322)	(1,314)	(9)	0.7%
Cost of sales	$3,262	$3,083	$179	5.8%
Packaged Meats. Cost of sales in our Packaged Meats segment increased by $44 million, or 2.7%, driven primarily by an increase in raw material costs attributable to the net effect of higher fresh pork market prices and lower sales volume.
Fresh Pork. Cost of sales in our Fresh Pork segment increased by $125 million, or 7.0%, driven primarily by a $160 million increase in raw material attributable to higher market prices for hogs. Manufacturing and distribution costs decreased by $36 million due to lower freight rates and cost improvement initiatives, including the closure of our Altoona, IA facility.
Hog Production. Cost of sales in our Hog Production segment increased by $52 million, or 6.0%, primarily due to $147 million in costs attributable to the commercial hog inventories sold to Murphy Family Farms and VisionAg, which were partially offset by the following factors:
•A $52 million decrease in raw material costs primarily attributable to lower prices for feed ingredients, including the effects of hedging.

•A $31 million decrease in operating costs largely attributable to our strategic initiative to optimize the size of our Hog Production operations.
Other. Cost of sales in our Other segments decreased by $32 million, or 27.4%, driven primarily by the following factors:
•A $15 million decrease in raw material costs in our Mexico operations primarily attributable to lower sales volume and lower market prices for feed ingredients.
•A $9 million decrease in manufacturing and distribution costs in our Mexico operations due in part to lower sales volume.
•A $6 million decrease in raw material costs in our Bioscience operations due primarily to lower sales volume.
Selling, General and Administrative Expenses

	Three Months Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in millions)
Packaged Meats	$93	$92	$—	0.3%
Fresh Pork	46	47	(1)	(2.7)%
Hog Production	12	12	(1)	(6.1)%
Other	6	7	(1)	(11.6)%
Unallocated	12	9	4	41.5%
Corporate expenses	29	32	(3)	(9.3)%
Selling, general and administrative expenses	$197	$199	$(2)	(0.9)%
Selling, general and administrative expenses (“SG&A”) decreased by $2 million, or 0.9%, primarily as a result of cost savings initiatives, which were partially offset by a $6 million increase in accruals for employee termination benefits.
Operating Gains
Operating gains consists of the following items:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in millions)
Insurance recoveries (1)	$(6)	$—
Gain on disposal of assets	(2)	—
Other operating gains	(1)	(1)
Total operating gains	$(9)	$(1)
________________
(1)Represents a gain from an insurance recovery in connection with a fire at our Tar Heel, North Carolina rendering facility that occurred in 2021.
Interest Expense, Net
Interest expense, net decreased by $4 million, or 27.2%, due to higher levels of cash and cash equivalents earning interest in the first quarter of 2025 as compared to the same period a year ago, while interest rates on borrowings were largely fixed.

Non-operating Gains
Non-operating gains consisted of the following items:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in millions)
Net pension and postretirement benefits cost (1)	$4	$2
(Gain) loss on nonqualified retirement plan assets	2	(6)
Non operating (gains) losses	$6	$(4)
________________
(1)Includes the components of net pension and postretirement benefits cost other than service cost, which is included in operating profit. These components consist of interest cost, expected return on plan assets, amortization of actuarial gains/losses and prior service costs/credits, and curtailment gains.
Income Tax Expense
Income tax expense increased by $33 million, or 84.6%, primarily due to higher year-over-year earnings. Our effective tax rate attributable to continuing operations for the three months ended March 30, 2025 was 23.6%, compared to 25.5%, for the corresponding period a year ago.
Loss from Equity Method Investments
Loss from equity method investments increased to $5 million in the first quarter of 2025 from $1 million in the corresponding period a year ago. The increase in loss was primarily attributable to our biogas joint ventures.
Liquidity and Capital Resources
Our sources of liquidity include cash and cash equivalents on hand together with availability under our committed revolving credit facilities. As of March 30, 2025, we had $3,230 million of available liquidity consisting of $928 million in cash and cash equivalents and $2,303 million of availability under our committed credit facilities. Availability under our committed credit facilities is reduced by the principal amount of our outstanding commercial paper. We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations and commitments for at least the next twelve months.
Credit Facilities

	March 30, 2025
Facility	Capacity	Borrowing Base Adjustment	Outstanding Borrowings	Commercial Paper Borrowings	Outstanding Letters of Credit		Amount Available
	(in millions)
Senior Revolving Credit Facility	$2,100	$—	$—	$—	$—	—	$2,100
Securitization Facility	225	—	—	—	(22)		203
Total credit facilities	$2,325	$—	$—	$—	$(22)		$2,303
Senior Unsecured Revolving Credit Facility
In February 2025, we refinanced our $2,100 million senior unsecured revolving credit facility (“Senior Revolving Credit Facility”) extending the maturity date from May 21, 2027 to February 12, 2030, with the option to extend the maturity date for up to two one-year periods, subject to obtaining the lenders’ consent and satisfaction of certain other conditions. The Senior Revolving Credit Facility capacity remains at $2,100 million. As part of the new agreement, there are no longer any subsidiary guarantors under the Senior Revolving Credit Facility which also released the subsidiary guarantors from our Senior Unsecured Notes. The Senior Revolving Credit Facility bears interest at the Secured Overnight Financing Rate plus a margin ranging from 0.875% to 1.50% per annum, or, at our election, at a base rate plus a margin ranging from 0.00% to 0.50% per annum, in each case depending on our senior unsecured debt ratings. The Senior Revolving Credit Facility also contains financial maintenance covenants requiring us to maintain a maximum total consolidated leverage ratio (ratio of consolidated funded debt to consolidated capitalization, each as defined in the Senior Revolving Credit Facility) of 0.50 to 1.00 (which we may elect to increase to 0.55 to 1.00 with respect to any fiscal quarter in which a material acquisition is consummated and the immediately following three consecutive fiscal quarters, subject to certain restrictions) and a minimum interest coverage ratio (“ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense, each as defined in the Senior Revolving Credit Facility”) of 3.50 to 1.00.
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
Securitization Facility
We maintain a $225 million accounts receivable securitization facility (“Securitization Facility”), which matures in November 2027. As part of the Securitization Facility, certain accounts receivable of our major domestic meat processing subsidiaries are sold to a wholly owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges all such accounts receivable not otherwise sold pursuant to the Monetization Facility (as defined below) as security for loans made, and letters of credit issued, by participating lenders under the Securitization Facility. The SPV is included in our condensed consolidated financial statements and therefore the accounts receivable owned by it are included in our condensed consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of March 30, 2025, the SPV held $432 million of accounts receivable. We must maintain certain ratios related to the collection of our receivables as a condition of the Securitization Facility agreement. As of March 30, 2025, we had $22 million in letters of credit issued under the Securitization Facility. None of the letters of credit were drawn upon.
Monetization Facility
In addition to the Securitization Facility, we maintain an uncommitted $250 million accounts receivable monetization facility (“Monetization Facility”). At Smithfield’s election and subject to the purchasing banks’ approval, certain accounts receivable may be sold by the SPV to purchasing banks, so long as the uncollected outstanding amount of accounts receivable sold pursuant to the Monetization Facility does not exceed $250 million in the aggregate at any time, among other limitations. In the event of a sale, the purchasing banks assume all credit risk related to the receivables while we maintain risk associated with customer disputes. We account for the sale of receivables to a purchasing bank by derecognizing the receivables from our condensed consolidated balance sheet upon transfer of control to the purchasing bank, and recognizing a discount on the sale in SG&A in the condensed consolidated statement of income. The proceeds from the sale of receivables are included in net cash flows from operating activities in the condensed consolidated statement of cash flows. On behalf of the purchasing banks, we continue to service all receivables sold under the Monetization Facility. As of March 30, 2025, the uncollected balance of receivables that had been sold to purchasing banks was $240 million. We had no servicing asset or liability outstanding as of March 30, 2025.
In the first quarter of 2023, we sold $227 million of accounts receivable at a discount and received proceeds totaling $225 million. We reinvested $785 million and $821 million of cash collections from customers in the revolving sale of accounts receivable to purchasing banks in the three months ended March 30, 2025 and March 31, 2024, respectively. We recognized charges totaling $3 million and $3 million in first quarters of 2025 and 2024, respectively, attributable to the discount on the sale of accounts receivable in SG&A in the condensed consolidated statement of income.

Cash Flows From Operating Activities of Continuing Operations

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in millions)
Cash flows from operating activities:
Net income	$227	$154
Less: Net income from discontinued operations	—	(42)
Net income from continuing operations	$227	$112
Adjustments to reconcile net income from continuing operations to net cash flows used in operating activities of continuing operations:
Depreciation and amortization	83	82
Change in accounts receivable	(204)	7
Change in inventories	33	116
Change in prepaid expenses and other current assets	28	25
Change in accounts payable	(318)	(387)
Change in accrued expenses and other current liabilities	(80)	(120)
Other	64	(54)
Net cash flows used in operating activities of continuing operations	$(166)	$(219)
The decrease in net cash flows used in operating activities of continuing operations year-over-year was primarily driven by higher earnings, partially offset by adverse changes in working capital. The following describes the significant changes in working capital:
•Accounts receivable. Accounts receivable increased in the first quarter of 2025 primarily due to the sale of commercial hog inventories and feed to Murphy Family Farms and VisionAg.
•Inventories. Inventories decreased in both periods primarily due to lower inventory volumes attributable to Hog Production Reform. The decrease in the first quarter of 2025 was partially offset by increases in meat inventories largely due to the timing of the Easter holiday in 2025 relative to 2024.
•Accounts payable. Accounts payable decreased in both periods mainly due to the seasonal deferral of payments for hog and grain purchases made in the fourth quarter each year. Payments to certain farmers for these purchases are deferred until the first quarter each year.
•Accrued expenses and other current liabilities. Accrued expenses and other current liabilities decrease seasonally in the first quarter each year due to payout of variable compensation earned in prior years. The decrease in both years was partially offset by increases in current income taxes payable. Additionally, the decrease in accrued expenses and other current liabilities in the first quarter of 2024 reflects the payout of contract termination and other exit costs attributable to our Hog Production Reform activities.
Cash Flows From Investing Activities of Continuing Operations

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in millions)
Cash flows from investing activities:
Capital expenditures	$(79)	$(92)
Net expenditures from breeding stock transactions	(7)	(25)
Other	1	(3)
Net cash flows used in investing activities of continuing operations	$(85)	$(119)
The following items explain the significant investing activities:
•Capital expenditures. Capital expenditures for both periods consisted primarily of various plant expansion, automation and improvement projects.
Cash Flows From Financing Activities of Continuing Operations

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in millions)
Cash flows from financing activities:
Net proceeds from issuance of common stock	$236	$—
Payment of dividends	—	(88)
Principal payments on long-term debt and finance lease obligations	—	(19)
Other	—	(2)
Net cash flows from (used in) financing activities of continuing operations	$236	$(109)
The following items explain certain significant financing activities:
•Net proceeds from the issuance of common stock. In the first quarter of 2025, we received net proceeds from the issuance of common stock of $236 million after deducting underwriting discounts, commissions and fees.
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
Dividends
Returning cash to shareholders in the form of dividends is a top priority for the Company. On March 24, 2025, our Board declared a quarterly cash dividend of $0.25 per share of common stock, which was paid on April 22, 2025, to shareholders of record on April 10, 2025. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, business prospects, and other factors that our Board deems relevant to its analysis and decision making.
Monarch Sale Notice
On January 16, 2025, TPG Rise Climate (“TPG”), one of the other two equal joint venture partners in Monarch Bio Energy, LLC (“Monarch”), delivered a sale notice under the joint venture agreement, pursuant to which Monarch must pursue a sale of the joint venture. In the event that a sale of Monarch is not consummated before January 17, 2026, TPG may require that Monarch purchase TPG’s ownership interests in Monarch.
Altosano Redeemable Noncontrolling Interest
The noncontrolling interest (“NCI”) holders in Granjas Carroll de Mexico, S. de R.L. de C.V., (“Altosano”) currently have the right to exercise a put option that would obligate us to redeem 40% of their interest. After December 31, 2027 the NCI holders in Altosano have the right to exercise a put option for the remainder of their interest. The redemption value for the NCI is fair value. As of March 30, 2025, the value of the NCI on our condensed consolidated balance sheet was $243 million.
Contingent Losses
Like other participants in our industry, we are subject to various laws and regulations administered by federal, state and other government entities, including the U.S. Environmental Protection Agency and corresponding state agencies, as well as the Grain Inspection, Packers and Stockyard Administration, the USDA, the U.S. Occupational Safety and Health Administration, the Commodity Futures Trading Commission and similar agencies in foreign countries. We, from time to time, receive notices and inquiries from regulatory authorities and others asserting that we are not in compliance with such laws and regulations. In some instances, litigation ensues. In addition, individuals may initiate litigation against us.
The condensed consolidated financial statements reflect accruals for contingent losses associated with various claims. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material. Additionally, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position. For more information on contingencies, refer to “Note 18: Regulation and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described in “Quantitative and Qualitative Disclosures About Market Risk” and “Note 9: Derivative Financial Instruments” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Guarantees
We and certain other joint venture partners in Monarch joint and severally guarantee Monarch’s debt, interest and fees, as more fully described in “Note 12: Guarantees” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 30, 2025, the maximum amount of loans that could be outstanding under Monarch’s debt agreements was $61 million and the loans mature in June 2025. Monarch’s outstanding debt was $56 million as of March 30, 2025
The guarantee involves elements of performance and credit risk and is not included in the condensed consolidated balance sheets. We could become liable in connection with Monarch’s obligation depending on the ability of Monarch to perform on its obligation. If we consider it probable that we will become responsible for the obligation, we would record the liability on our condensed consolidated balance sheet.
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
Adjusted Net Income from Continuing Operations Attributable to Smithfield and Adjusted Net Income from Continuing Operations per Common Share Attributable to Smithfield
The following table provides a reconciliation of net income from continuing operations attributable to Smithfield to adjusted net income from continuing operations attributable to Smithfield. Adjusted net income from continuing operations attributable to Smithfield and adjusted net income from continuing operations per common share attributable to Smithfield are non-GAAP measures. We believe these non-GAAP measures are useful for investors because they exclude the effects of items that are unusual in nature, infrequent in occurrence or otherwise stem from strategic decisions to restructure our operations. Although we believe these non-GAAP measures provide a better comparison of our year-over-year performance and are frequently used by investors and securities analysts in their evaluations of companies, they have limitations as analytical tools. As such, adjusted net income from continuing operations attributable to Smithfield and adjusted net income from continuing operations per common share attributable to Smithfield are not intended to be alternatives to net income from continuing operations, net income from continuing operations per common share or any other performance measures derived in accordance with GAAP and should not be used by investors or other users of our financial statements in isolation for formulating decisions as they exclude a number of important cash and non-cash charges.

	Three Months Ended
	March 30, 2025	March 31, 2024	Affected income statement account
	(in millions, except per share data)
Net income from continuing operations attributable to Smithfield	224	114
Reduction in workforce (1)	6	—	SG&A
Reduction in workforce (1)	2	—	Cost of sales
Hog Production Reform (2)	2	10	Cost of sales
Hog Production Reform	(1)	—	Operating gains
Plant closure	1	—	Cost of sales
Insurance recoveries (3)	(6)	—	Operating gains
Incremental costs from the destruction of property	—	3	Cost of sales
Income tax effect of non-GAAP adjustments (4)	(1)	(3)	Income tax expense
Adjusted net income from continuing operations attributable to Smithfield	$227	$123

Net income from continuing operations attributable to Smithfield per diluted common share	$0.57	$0.30
Adjusted net income from continuing operations attributable to Smithfield per diluted common share	$0.58	$0.32
________________
(1)Consists of severance costs associated with a workforce reduction initiative. Total severance costs round up to $9 million.
(2)Consists of contract termination costs and accelerated depreciation charges associated with certain farm closures in connection with our Hog Production Reform initiative.
(3)Represents a gain from an insurance recovery in connection with a fire at our Tar Heel, North Carolina rendering facility that occurred in 2021.
(4)Represents the tax effects of the non-GAAP adjustments based on a statutory tax rate of 25.7%.
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

	Three Months Ended		Twelve Months Ended
	March 30, 2025	March 31, 2024	December 29, 2024	March 30, 2025	Affected Income Statement Account
	(in millions, except percentages)
Net income from continuing operations	$227	$112	$798	$912
Interest expense, net	11	16	66	61
Income tax expense	72	39	271	303
Depreciation and amortization	83	82	339	340
EBITDA from continuing operations	$393	$249	$1,474	$1,618
Reduction in workforce	6	—	—	6	SG&A
Reduction in workforce	2	—	—	2	Cost of sales
Plant closure	1	—	—	1	Cost of sales
Hog Production Reform (1) (2)	1	10	29	20	Cost of sales
Hog Production Reform (3)	(1)	—	(38)	(39)	Operating gains
Insurance recoveries	(6)	—	(4)	(10)	Operating gains
Incremental costs from destruction of property	—	3	4	2	Cost of sales
Employee retention tax credits (4)	—	—	(86)	(86)	Cost of sales
Employee retention tax credits (4)	—	—	(1)	(1)	SG&A
Adjusted EBITDA from continuing operations	$396	$261	$1,379	$1,514

Net income margin from continuing operations	6.0%	3.3%	5.6%	6.3%
Adjusted EBITDA margin from continuing operations	10.5%	7.6%	9.7%	10.5%
________________
(1)The twelve months ended December 29, 2024 consisted primarily of contract termination and other farm closure costs and other costs and losses associated with our Hog Production Reform initiative.
(2)Excludes accelerated depreciation charges of $1 million and $2 million for the three months ended March 30, 2025 and the twelve months ended December 29, 2024, respectively, as such charges are included in the depreciation and amortization line in this table.
(3)Fiscal year 2024 included a $32 million gain on the sale of our Utah hog farms and a $6 million gain on the sale of breeding stock to Murphy Family Farms.
(4)Represents the recognition of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act.
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

	Twelve Months Ended
	March 30, 2025	December 29, 2024
	(in millions, except ratios)
Current portion of long-term debt and capital lease	$3	$3
Long-term debt and finance lease obligations	2,000	1,999
Total debt and finance lease obligations	2,003	2,002
Cash and cash equivalents	(928)	(943)
Net debt	$1,075	$1,059

Net income from continuing operations	$912	$798
Adjusted EBITDA from continuing operations	1,514	1,379

Ratio of total debt and finance lease obligations to net income from continuing operations	2.2x	2.5x
Ratio of net debt to adjusted EBITDA from continuing operations	0.7x	0.8x
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

Three Months Ended March 30, 2025	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$266	$82	$1	$14	$(29)	$(12)	$321
Reduction in workforce	—	—	—	—	—	9	9
Plant closure	—	—	—	—	—	1	1
Hog Production Reform	—	—	—	—	—	1	1
Insurance recoveries	—	—	—	—	—	(6)	(6)
Adjusted operating profit (loss)	$266	$82	$1	$14	$(29)	$(8)	$326

Operating profit (loss) margin	13.1%	4.0%	0.1%	13.7%	NM	NM	8.5%
Adjusted operating profit (loss) margin	13.1%	4.0%	0.1%	13.7%	NM	NM	8.6%

Three Months Ended March 31, 2024	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$286	$110	$(174)	$(8)	$(32)	$(18)	$163
Hog Production Reform	—	—	—	—	—	10	10
Incremental costs from destruction of property	—	—	—	—	—	3	3
Adjusted operating profit (loss)	$286	$110	$(174)	$(8)	$(32)	$(6)	$176

Operating profit (loss) margin	14.3%	5.7%	(24.6)%	(7.3)%	NM	NM	4.7%
Adjusted operating profit (loss) margin	14.3%	5.7%	(24.6)%	(7.3)%	NM	NM	5.1%
________________
(1)Includes our Mexico and Bioscience operations.
(2)Represents general corporate expenses for management and administration of the business.
(3)Includes certain costs of sales, SG&A and operating gains that we do not allocate to our segments.
Critical Accounting Estimates
The preparation of condensed consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions are based on our judgment, experience and understanding of the current facts and circumstances. Actual results could differ from those estimates. Certain of our accounting estimates are considered critical as they are both important to the representation of our financial condition and results of operations and require significant or complex judgment on the part of management.
A summary of certain accounting policies and estimates that we consider to be critical are described in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. There have been no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Recently Issued Accounting Pronouncements
For a description of recently issues accounting pronouncements, refer to “Note 1: Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other publicly available documents contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words, such as “may,” “might,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” “likely” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
We cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in commodity prices, interest rates and foreign exchange rates, as well as risks from concentrations of credit. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates.
When available, we use quoted market prices or rates to determine the fair value of our derivative instruments. This may include prices or rates quoted on an exchange, such as the Chicago Mercantile Exchange, quotes obtained from brokers, or independent valuations from external sources, such as banks. In some cases where market prices are not available, we make use of observable market-based inputs to calculate fair value.
The size and mix of our derivative portfolio vary from time to time based on our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments in the condensed consolidated balance sheets.

	March 30, 2025	December 29, 2024
	(in millions)
Livestock (1)	$32	$(30)
Grains	3	6
Energy (1)	1	(5)
________________
(1)Negative amount represents net liabilities.
See “Note 9: Derivative Financial Instruments” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the effects of derivative instruments on our condensed consolidated statements of income.
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
The following table presents the sensitivity of the fair value of our open commodity derivative contracts to a hypothetical 10% change in market prices.

	March 30, 2025	December 29, 2024
	(in millions)
Livestock	$91	$64
Grains	4	11
Energy	4	4
Interest Rate Risk
The following table presents the fair values and carrying values of our fixed-rate debt.

	March 30, 2025		December 29, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Debt	$1,856	$1,983	$1,821	$1,983
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates.
Changes in interest rates impact the fair value of our fixed-rate debt. A hypothetical 10% change in interest rates would impact the fair value of our fixed-rate debt by $38 million and $43 million as of March 30, 2025 and December 29, 2024, respectively.
We periodically enter into interest rate swaps to hedge our exposure to changes in interest rates on certain financial instruments and to manage the overall mix of fixed rate and floating rate debt instruments. The fair values of interest rate swaps as of March 30, 2025 and December 29, 2024 were not material.
Foreign Currency Exchange Risk
Our revenues are primarily generated from transactions denominated in U.S. dollars. However, we also generate revenues from transactions denominated in Japanese yen, Canadian dollars and Australian dollars, among others. We employ foreign currency exchange forward contracts to manage the exposure to foreign currency exchange risk. The fair values of foreign currency exchange forward contracts as of March 30, 2025 and December 29, 2024 were not material.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is: (1) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including the CEO and CFO, to allow for timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
During the three months ended March 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item 1 is included in “Note 18: Regulation and Contingencies” to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Our business is subject to a variety of risks and uncertainties. Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(1) Disclosure in Lieu of Reporting on a Current Report on Form 8-K.
None.
(2) Insider Trading Arrangements and Policies.
During the three months ended March 30, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

4.2
Shareholders Agreement, dated as of January 21, 2025, by and between the Registrant and WH Group Limited (filed as Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant with the SEC on January 21, 2025 and incorporated herein by reference).

10.1
Form of Indemnification Agreement among the Registrant and its directors and executive officers (filed as Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant with the SEC on January 21, 2025 and incorporated herein by reference).

10.2†	Smithfield Foods, Inc. Omnibus Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 29, 2025 and incorporated herein by reference).
10.3†
Smithfield Foods, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 29, 2025 and incorporated herein by reference).

10.4†
Form of Smithfield Foods, Inc. Omnibus Incentive Plan Stock Option Award Notice and Agreement (filed as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant with the SEC on January 21, 2025 and incorporated herein by reference).

10.5†
Form of Smithfield Foods, Inc. Omnibus Incentive Plan Restricted Stock Unit Award Notice and Agreement (filed as Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant with the SEC on January 21, 2025 and incorporated herein by reference).

10.6†
Form of Smithfield Foods, Inc. Omnibus Incentive Plan Stock Option Award Notice and Agreement for IPO awards (filed as Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant with the SEC on January 21, 2025 and incorporated herein by reference).

10.7†
Form of Smithfield Foods, Inc. Omnibus Incentive Plan Restricted Stock Unit Award Notice and Agreement for IPO awards (filed as Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant with the SEC on January 21, 2025 and incorporated herein by reference).

10.8†
Form of Smithfield Foods, Inc. Omnibus Incentive Plan Restricted Stock Unit Award Notice and Agreement for Non-Employee Directors (filed as Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant with the SEC on January 21, 2025 and incorporated herein by reference).

10.9†
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

10.11
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

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Condensed Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
† Compensatory arrangements for director(s) and/or executive officer(s).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SMITHFIELD FOODS, INC.
/s/ C. Shane Smith         April 29, 2025
C. Shane Smith
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ C. Shane Smith	Chief Executive Officer and Director	April 29, 2025
C. Shane Smith	(Principal Executive Officer)

/s/ Mark L. Hall	Chief Financial Officer	April 29, 2025
Mark L. Hall	(Principal Financial Officer)

/s/ R. Allen Brobst	Principal Accounting Officer	April 29, 2025
R. Allen Brobst, Jr.

/s/ Long Wan	Chairman	April 29, 2025
Long Wan

/s/ Marie T. Gallagher	Director	April 29, 2025
Marie T. Gallagher

/s/ Lijun Guo	Director	April 29, 2025
Lijun Guo

/s/ Hank Shenghua He	Director	April 29, 2025
Hank Shenghua He

/s/ John A. Quelch	Director	April 29, 2025
John A. Quelch

/s/ Raymond A. Starling	Director	April 29, 2025
Raymond A. Starling

/s/ Hongwei Wan	Director	April 29, 2025
Hongwei Wan

/s/ Xiaoming Zhou	Director	April 29, 2025
Xiaoming Zhou