Form 10-Q
period 2025-06-29
SMITHFIELD FOODS INC
filed 2025-08-12
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2025, the registrant had 393,112,711 shares of common stock, no par value, outstanding.

1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except for share and per share data, and unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales	$3,786	$3,412	$7,558	$6,856
Cost of sales	3,288	2,885	6,549	5,967
Gross profit	499	527	1,008	889
Selling, general and administrative expenses	268	194	465	393
Operating gains	(30)	(2)	(39)	(3)
Operating profit	260	334	582	498
Interest expense, net	11	19	22	35
Non-operating (gains) losses	(4)	(2)	2	(6)
Income from continuing operations before income taxes	254	317	558	469
Income tax expense	62	58	134	96
Loss from equity method investments	3	—	8	1
Net income from continuing operations	188	259	415	372
Net income from continuing operations attributable to noncontrolling interests	—	3	4	2
Net income from continuing operations attributable to Smithfield	188	256	412	370

Income from discontinued operations before income taxes	—	84	—	138
Income tax expense from discontinued operations	—	37	—	49
Net income from discontinued operations	—	47	—	89
Net income from discontinued operations attributable to noncontrolling interests	—	1	—	1
Net income from discontinued operations attributable to Smithfield	—	45	—	87

Net income	188	306	415	460
Net income attributable to noncontrolling interests	—	4	4	3
Net income attributable to Smithfield	$188	$301	$412	$457

Net income per common share attributable to Smithfield:
Basic and diluted:
Continuing operations	$0.48	$0.67	$1.05	$0.97
Discontinued operations	—	0.12	—	0.23
Total	$0.48	$0.79	$1.05	$1.20

Weighted-average shares outstanding:
Basic	393,112,711	380,069,232	390,962,687	380,069,232
Diluted	393,751,294	380,069,232	391,410,859	380,069,232
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$188	$306	$415	$460

Other comprehensive income (loss), net of tax:
Foreign currency translation	47	(81)	45	(87)
Pension accounting	4	3	7	7
Hedge accounting	(58)	62	(17)	19
Total other comprehensive income (loss)	(8)	(16)	35	(61)

Comprehensive income	181	290	451	399
Comprehensive income (loss) attributable to noncontrolling interests	16	(16)	19	(12)
Comprehensive income attributable to Smithfield	$165	$306	$432	$412
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, and unaudited)

	June 29, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$928	$943
Accounts receivable, net	773	558
Inventories, net	2,288	2,412
Prepaid expenses and other current assets	302	290
Total current assets	4,292	4,202

Property, plant and equipment, net	3,175	3,176
Goodwill	1,619	1,613
Intangible assets, net	1,262	1,266
Operating lease assets	380	335
Equity method investments	203	202
Other assets	254	260
Total assets	$11,186	$11,054

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$444	$777
Current portion of long-term debt and finance lease obligations	3	3
Current portion of operating lease obligations	68	56
Accrued expenses and other current liabilities	824	871
Total current liabilities	1,339	1,706

Long-term debt and finance lease obligations	2,001	1,999
Long-term operating lease obligations	318	286
Deferred income taxes, net	503	518
Net long-term pension obligation	271	279
Other liabilities	209	208

Redeemable noncontrolling interests	245	225

Commitments and contingencies (Note 21)

Equity:
Shareholders’ equity:
Preferred stock, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 5,000,000,000 shares authorized; 393,112,711 shares issued and outstanding as of June 29, 2025 and 380,069,232 shares issued and outstanding as of December 29, 2024	—	—
Additional paid-in capital	3,335	3,102
Retained earnings	3,398	3,184
Accumulated other comprehensive loss	(432)	(452)
Total shareholders’ equity	6,301	5,834
Total liabilities and equity	$11,186	$11,054
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Six Months Ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$415	$460
Less: Net income from discontinued operations	—	(89)
Net income from continuing operations	$415	$372
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities of continuing operations:
Depreciation and amortization	165	165
Changes in operating and other assets and liabilities, net	(446)	(591)
Other	(27)	46
Net cash flows from (used in) operating activities of continuing operations	108	(9)

Cash flows from investing activities:
Capital expenditures	(158)	(173)
Net expenditures from breeding stock transactions	(13)	(42)
Other	(1)	—
Net cash flows used in investing activities of continuing operations	(171)	(215)

Cash flows from financing activities:
Net proceeds from issuance of common stock	236	—
Repayments to Securitization Facility	—	(14)
Proceeds from Securitization Facility	—	14
Principal payments on long-term debt and finance lease obligations	(1)	(19)
Payment of dividends	(197)	(182)
Other	—	(1)
Net cash flows from (used in) financing activities of continuing operations	38	(202)

Effect of foreign exchange rate changes on cash from continuing operations	10	(6)

Cash flows from discontinued operations:
Net cash flows from operating activities of discontinued operations	—	171
Net cash flows used in investing activities of discontinued operations	—	(143)
Net cash flows used in financing activities of discontinued operations	—	(61)
Effect of foreign exchange rate changes on cash from discontinued operations	—	(1)
Net change in cash and cash equivalents of discontinued operations	—	(35)

Net change in cash, cash equivalents and restricted cash	(15)	(467)

Cash, cash equivalents and restricted cash at beginning of period (including discontinued operations)	943	751
Cash, cash equivalents and restricted cash at end of period (including discontinued operations)	928	284
Less: Cash, cash equivalents and restricted cash attributable to discontinued operations at end of period	—	(69)
Cash, cash equivalents and restricted cash at end of period	$928	$215

See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(in millions and unaudited)

	Three Months Ended June 29, 2025
	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, March 30, 2025	$3,325	$3,308	$(408)	$6,225
Dividend	—	(99)	—	(99)
Adjustment to redeemable noncontrolling interests	14	—	—	14
Stock compensation expense	2	—	—	2
Other	(6)	—	—	(6)
Comprehensive income:
Net income attributable to Smithfield	—	188	—	188
Other comprehensive loss, net of tax	—	—	(23)	(23)
Balance, June 29, 2025	$3,335	$3,398	$(432)	$6,301

	Three Months Ended June 30, 2024
	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Total Shareholders’ Equity
Balance, March 31, 2024	$4,140	$3,656	$(550)		$7,246
Dividend	—	(93)	—		(93)
Adjustment to redeemable noncontrolling interests	(23)	—	—		(23)
Comprehensive income:
Net income attributable to Smithfield	—	301	—		301
Other comprehensive income, net of tax	—	—	5		5
Balance, June 30, 2024	$4,117	$3,864	$(545)	0	$7,436

	Six Months Ended June 29, 2025
	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 29, 2024	$3,102	$3,184	$(452)	$5,834
Dividend	—	(197)	—	(197)
Net proceeds from issuance of common stock	236	—	—	236
Stock compensation expense	4	—	—	4
Adjustment to redeemable noncontrolling interests	(1)	—	—	(1)
Other	(6)	—	—	(6)
Comprehensive income:
Net income attributable to Smithfield	—	412	—	412
Other comprehensive income, net of tax	—	—	20	20
Balance, June 29, 2025	$3,335	$3,398	$(432)	$6,301

	Six Months Ended June 30, 2024
	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2023	$4,152	$3,588	$(500)	$7,241
Dividend	—	(182)	—	(182)
Adjustment to redeemable noncontrolling interests	(34)	—	—	(34)
Other	(1)	—	—	(1)
Comprehensive income:
Net income attributable to Smithfield	—	457	—	457
Other comprehensive loss, net of tax	—	—	(46)	(46)
Balance, June 30, 2024	$4,117	$3,864	$(545)	$7,436
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Smithfield Foods, Inc., together with its subsidiaries (“Smithfield,” “the Company,” “we,” “us” or “our”) produces a wide variety of fresh pork and packaged meats products primarily in the United States (“U.S.”) and markets them both domestically and internationally. We operate in a cyclical industry and our results are significantly affected by fluctuations in commodity prices for meat, livestock (primarily hogs) and grains. We are an indirect, majority-owned subsidiary of Hong Kong-based WH Group Limited (“WH Group”).
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
These statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 29, 2024, which include a comprehensive description of our significant accounting policies and other information that is not included herein.
Our elected fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Unless otherwise noted, all references to the second quarter of 2025 and the three months ended June 29, 2025 are to the 13-week period ended June 29, 2025. All references to the second quarter of 2024 and the three months ended June 30, 2024 are to the 13-week period ended June 30, 2024. Each of the six months ended June 29, 2025 and June 30, 2024 consisted of 26-weeks.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries and other entities for which we have a controlling financial interest. We evaluate contractual, equity and other variable interests in entities that may be deemed variable interest entities (“VIE”). We consolidate a VIE if we determine that we are the VIE’s primary beneficiary. A VIE’s primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. All intercompany transactions and accounts have been eliminated.
Stock-Based Compensation
In connection with our initial public offering (“IPO”), we adopted an incentive plan under which eligible individuals may be granted equity-based incentive awards including stock options and restricted stock units (“RSUs”), among others. We estimate the fair value of stock options on the grant date using the Black-Scholes option pricing model. RSUs are measured at fair value as if they were vested and issued on the grant date. We recognize stock-based compensation expense for stock options and RSUs granted to our employees using the straight-line method over the requisite service period. We recognize forfeitures as they occur. Stock-based compensation expense is included in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statements of income.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more disaggregated information about certain line items presented in the consolidated statement of income. The update is effective for our annual report on Form 10-K for fiscal year 2027, with early adoption permitted. The new disclosures are required to be applied prospectively with the option for retrospective application. The standard will not impact our financial position, results of operations or cash flows but may have an impact on the presentation of certain items.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which aims to improve consistency in identifying the accounting acquirer in business combinations involving VIEs. The update is effective for our annual report on Form 10-K for fiscal year 2027, with early adoption permitted. Once adopted, this update will be applied prospectively to transactions in scope of the guidance when they occur.

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
The measure of segment profit reviewed by our CODM is operating profit. Our CODM uses operating profit to assess segment performance, compensate employees and allocate capital, personnel and other resources to each segment.
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
Fresh Pork
The Fresh Pork segment consists of our U.S. operations that process live hogs into a wide variety of primal, sub-primal and offal products, such as bellies, butts, hams, loins, picnics and ribs. In the first half of 2025, the Fresh Pork segment sourced approximately 40% of its raw materials from our Hog Production segment, compared to approximately 50% in the first half of 2024, with the remainder from third-party farmers with whom we partner across the U.S. Approximately one-third of our fresh pork products, including the majority of hams, bellies and trimmings, is transferred to our Packaged Meats segment. Externally, we sell our fresh pork products to domestic retail, foodservice and industrial customers, as well as to export markets, including, among others, China, Mexico, Japan, South Korea and Canada.
Hog Production
The Hog Production segment consists of our hog production operations in the U.S., which produce and raise our hogs on numerous Company-owned farms and farms that are owned and operated by third-party contract farmers. Nearly all of the hogs produced by this segment are processed by our Fresh Pork segment. The Hog Production segment also sells grains and feed to external customers.
The following tables provide certain financial information by reportable segment with a reconciliation to the consolidated totals.

	Three Months Ended June 29, 2025
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$2,079	$2,080	$840	$120	$—	$—	$(1,334)	$3,786
Cost of sales	1,690	2,005	808	107	—	11	(1,334)	3,288
Selling, general and administrative expenses	87	40	10	6	26	98	—	268
Operating gains	—	—	—	—	—	(30)	—	(30)
Operating profit (loss)	301	35	22	7	(26)	(80)	—	260
Interest expense, net						11		11
Non-operating gains						(4)		(4)
Income from continuing operations before income taxes								$254
Other segment data:
Depreciation and amortization	$33	$28	$14	$7	$—	$1	$—	$82
Capital expenditures	38	23	13	2	2	—	—	78

	Three Months Ended June 30, 2024
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$1,945	$1,981	$776	$119	$—	$—	$(1,408)	$3,412
Cost of sales	1,518	1,878	766	107	—	24	(1,408)	2,885
Selling, general and administrative expenses	97	45	11	5	32	4	—	194
Operating gains	—	—	—	—	—	(2)	—	(2)
Operating profit (loss)	330	58	(2)	7	(32)	(27)	—	334
Interest expense, net						19		19
Non-operating gains						(2)		(2)
Income from continuing operations before income taxes								$317
Other segment data:
Depreciation and amortization	$30	$29	$15	$8	$—	$—	$—	$83
Capital expenditures	37	26	7	6	5	—	—	80
________________
(1)Includes our Mexico and Bioscience operations. Our Mexico operations include the raising of hogs and production of pork products that are sold primarily to customers in Mexico. Our Bioscience operations use raw materials from hogs that we harvest to manufacture heparin products, including an active pharmaceutical ingredient that mitigates the risk of blood clots.
(2)Represents general corporate expenses for management and administration of the business.
(3)Represents certain items that we do not allocate to our segments.

	Six Months Ended June 29, 2025
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$4,103	$4,114	$1,772	$224	$—	$—	$(2,656)	$7,558
Cost of sales	3,356	3,911	1,727	191	—	20	(2,656)	6,549
Selling, general and administrative expenses	180	86	22	12	55	111	—	465
Operating gains	—	—	—	—	—	(39)	—	(39)
Operating profit (loss)	567	117	23	22	(55)	(92)	—	582
Interest expense, net						22		22
Non-operating losses						2		2
Income from continuing operations before income taxes								$558
Other segment data:
Depreciation and amortization	$66	$55	$28	$13	$1	$3	$—	$165
Capital expenditures	78	47	24	4	5	—	—	158

	Six Months Ended June 30, 2024
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$3,944	$3,920	$1,482	$233	$—	$—	$(2,722)	$6,856
Cost of sales	3,139	3,660	1,634	223	—	34	(2,722)	5,967
Selling, general and administrative expenses	189	92	24	12	64	13	—	393
Operating gains	—	—	—	—	—	(3)	—	(3)
Operating profit (loss)	616	168	(176)	(2)	(64)	(44)	—	498
Interest expense, net						35		35
Non-operating gains						(6)		(6)
Income from continuing operations before income taxes								$469
Other segment data:
Depreciation and amortization	$59	$57	$31	$17	$1	$1	$—	$165
Capital expenditures	77	56	19	9	13	—	—	173
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
(3)Represents certain items that we do not allocate to our segments.

The following tables disaggregate our sales to customers by reportable segment and by major distribution channel.

	Three Months Ended June 29, 2025
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$1,278	$677	$12	$105	$7	$2,079	$—	$2,079
Fresh Pork	534	72	397	266	1	1,270	810	2,080
Hog Production	—	—	—	—	317	317	524	840
Other (7)	—	—	—	—	120	120	—	120
Intersegment	—	—	—	—	—	—	(1,334)	(1,334)
Total	$1,812	$749	$409	$371	$445	$3,786	$—	$3,786

	Three Months Ended June 30, 2024
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$1,196	$618	$20	$107	$4	$1,945	$—	$1,945
Fresh Pork	514	63	407	252	1	1,237	744	1,981
Hog Production	—	—	—	—	112	112	664	776
Other (7)	—	—	—	—	119	119	—	119
Intersegment	—	—	—	—	—	—	(1,408)	(1,408)
Total	$1,709	$680	$428	$359	$236	$3,412	$—	$3,412
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
(6)Includes external sales from our Mexico operations of $114 million and $105 million in the three months ended June 29, 2025 and June 30, 2024, respectively. All other external sales are sourced from our U.S. operations.
(7)Includes our Mexico and Bioscience operations.

	Six Months Ended June 29, 2025
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$2,562	$1,275	$43	$215	$9	$4,103	$—	$4,103
Fresh Pork	1,017	131	832	532	4	2,517	1,597	4,114
Hog Production	—	—	—	—	714	714	1,059	1,772
Other (7)	—	—	—	—	224	224	—	224
Intersegment	—	—	—	—	—	—	(2,656)	(2,656)
Total	$3,579	$1,406	$875	$747	$950	$7,558	$—	$7,558

	Six Months Ended June 30, 2024
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$2,514	$1,170	$51	$202	$7	$3,944	$—	$3,944
Fresh Pork	985	116	830	507	2	2,440	1,479	3,920
Hog Production	—	—	—	—	239	239	1,242	1,482
Other (7)	—	—	—	—	233	233	—	233
Intersegment	—	—	—	—	—	—	(2,722)	(2,722)
Total	$3,499	$1,286	$881	$709	$481	$6,856	$—	$6,856
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
(6)Includes external sales from our Mexico operations of $212 million and $211 million in the six months ended June 29, 2025 and June 30, 2024, respectively. All other external sales are sourced from our U.S. operations.
(7)Includes our Mexico and Bioscience operations.
NOTE 3: DISCONTINUED OPERATIONS
On August 26, 2024, we completed a carve-out and distribution of our European operations to WH Group. The European carve-out represented a strategic shift in our geographical footprint. Accordingly, where applicable, the historical results of operations, assets and liabilities, and cash flows of the European operations have been condensed into separate line items and presented in the condensed consolidated statements of income, the condensed consolidated balance sheets and the condensed consolidated statements of cash flows as discontinued operations.

The following table presents the major components of net income from discontinued operations included in the condensed consolidated statements of income.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in millions)
Sales	$—	$926	$—	$1,735
Cost of sales	—	782	—	1,495
Gross profit	—	143	—	240
Selling, general and administrative expenses	—	55	—	105
Operating gains	—	(2)	—	(11)
Operating profit	—	90	—	146
Interest expense	—	2	—	2
Non-operating losses	—	5	—	6
Income from discontinued operations before income taxes	—	84	—	138
Income tax on discontinued operations	—	37	—	49
Net income from discontinued operations	$—	$47	$—	$89
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
NOTE 4: ACQUISITION AND DISPOSITIONS
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
Dispositions
On June 30, 2025, we closed our leased Elizabeth, New Jersey dry sausage production facility and consolidated production across our network. Costs associated with closing the plant primarily include equipment that we disposed of prior to the end of the asset’s useful life. The charges associated with the closing were not material. This facility was accounted for in the Packaged Meats segment.
On August 30, 2024, we closed our Altoona, Iowa ham boning facility and consolidated production volume into other locations to improve manufacturing efficiencies. Costs associated with closing the plant primarily include operating lease assets and equipment that we disposed of prior to the expiration of the lease term or end of the asset’s useful life. The charges associated with the closing were not material. This facility was accounted for in the Fresh Pork segment.
NOTE 5: OPERATING GAINS AND NON-OPERATING (GAINS) LOSSES
The following table provides details of operating gains and non-operating (gains) losses.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in millions)
Operating gains:
Insurance recoveries (1)	$(29)	$(1)	$(35)	$(1)
Gain on disposal of assets	—	—	(2)	(1)
Other operating gains	(1)	(1)	(2)	(1)
Operating gains	$(30)	$(2)	$(39)	$(3)

Non-operating (gains) losses:
Gain on nonqualified retirement plan assets	$(8)	$(3)	$(6)	(9)
Net pension and postretirement benefits cost (2)	4	2	8	3
Non-operating (gains) losses	$(4)	$(2)	$2	$(6)
________________
(1)Consists of a gain recognized in the second quarter of 2025 related to the settlement of a claim against an insurance carrier for losses incurred in connection with past litigation and a gain recognized in the first quarter of 2025 in connection with a 2021 fire at our Tar Heel, North Carolina rendering facility.
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
In the fourth quarter of fiscal year 2024, we became a member of a North Carolina-based company, Murphy Family Farms LLC (“Murphy Family Farms”), by contributing $3 million in cash in exchange for a 25% minority interest. We additionally sold approximately 150,000 sows and related inventories located on Company-owned and contract farms in North Carolina to Murphy Family Farms. Subsequent to the end of fiscal year 2024, on December 30, 2024, we sold the commercial hog inventories associated with such sows to Murphy Family Farms. Murphy Family Farms is now a hog supplier to us and supplies approximately 3.2 million hogs annually. We supply animal feed and other supplies and provide certain support services to Murphy Family Farms.
On February 24, 2025, we became a member of a North Carolina-based company, VisionAg Hog Production, LLC (“VisionAg”), by contributing $450,000 in cash in exchange for a 9% minority interest. We additionally sold approximately 28,000 sows and the associated commercial hog inventories located on certain Company-owned and contract farms in North Carolina to VisionAg. VisionAg is now a hog supplier to us and supplies approximately 600,000 hogs annually. We supply animal feed and provide certain support services to VisionAg.
The following table details charges we recognized associated with Hog Production Reform in cost of sales in the condensed consolidated statements of income by major type of cost.

	Three Months Ended		Six Months Ended		Cumulative
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025
	(in millions)
Accelerated depreciation	$—	$—	$1	$—	$172
Contract termination costs	—	—	—	8	57
Employee termination benefits	—	—	—	2	32
Loss on asset disposals	—	—	—	—	9
Other exit costs	—	—	—	—	110
Total	$—	$—	$1	$10	$379
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
Office Closures
In the second quarter of 2025, we announced a plan to close our satellite offices in Lisle, Illinois and Kansas City, Missouri and move work performed at those locations to our headquarters in Smithfield, Virginia. As a result, we estimated and accrued $4 million of employee termination benefit costs in SG&A in the condensed consolidated statement of income in the second quarter of 2025 for personnel who are not expected to relocate.
NOTE 7: EMPLOYEE RETENTION TAX CREDITS
In 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. The Company recognized a substantial amount of incremental costs during the pandemic, including costs to compensate employees who were not able to work due to facility closures, reduced work schedules or health related reasons.
The Coronavirus Aid, Relief, and Economic Security Act was signed into law in March 2020, which provided, among other things, an employee retention credit to eligible employers who paid qualified wages to employees during the pandemic. The employee retention credit represents a government grant. Our policy is to recognize government grants when they are reasonably assured of receipt. We recognized employee retention tax credits totaling $10 million and $87 million in the second quarters of 2025 and 2024, respectively, after concluding the recognition threshold had been met. All credits were classified in cost of sales in the condensed consolidated statements of income with the exception of $1 million in the second quarter of 2024, which was classified in SG&A.
NOTE 8: ACCOUNTS RECEIVABLE
Accounts receivable, net is comprised of both receivables from contracts with customers and other receivables. Our receivables from contracts with customers were $718 million and $494 million as of June 29, 2025 and December 29, 2024, respectively.
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

NOTE 9: INVENTORIES
Inventories, net consist of the following:

	June 29, 2025	December 29, 2024
	(in millions)
Fresh and packaged meats	$1,221	$1,006
Livestock	710	949
Grains	100	208
Maintenance parts	119	115
Manufacturing supplies	116	115
Other	22	19
Inventories, net	$2,288	$2,412
NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating were sufficiently downgraded. As of June 29, 2025, the net liability position of our open derivative instruments subject to credit risk-related contingent features was $17 million. As of the end of the second quarter of 2025, we were not required to post any collateral to cover losses associated with this net liability position. If our credit rating were sufficiently downgraded, we would be required to post $11 million in collateral.
The size and mix of our derivative portfolio vary from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	June 29, 2025	December 29, 2024	June 29, 2025	December 29, 2024
	(in millions)
Derivatives using the “hedge accounting” method:
Commodity contracts	$12	$13	$74	$37
Derivatives using the “mark-to-market” method:
Commodity contracts	1	2	16	7
Total fair value of derivative instruments	$13	$15	$91	$44

The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our condensed consolidated balance sheets and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities.

	June 29, 2025
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative and Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet (1)
	(in millions)
Assets:
Commodity contracts	$13	$(12)	$1	$43	$44
Liabilities:
Commodity contracts	90	(12)	78	(59)	19
________________
(1)Net derivative assets are recorded in prepaid expenses and other current assets. Net derivative liabilities are recorded in accrued expenses and other current liabilities. These balances include $102 million in cash collateral paid to and held by our brokers, $43 million of which represents the initial margin and exceeded the related open derivative liability position.

	December 29, 2024
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative and Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet (1)
	(in millions)
Assets:
Commodity contracts	$15	$(13)	$2	$37	$39
Liabilities:
Commodity contracts	44	(13)	31	(23)	8
________________
(1)Net derivative assets are recorded in prepaid expenses and other current assets. Net derivative liabilities are recorded in accrued expenses and other current liabilities. These balances include $60 million of cash collateral paid to and held by one of our brokers, $37 million of which represents the initial margin and exceeded the related open derivative liability position.
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of fresh pork and the forecasted purchase of grains, hogs, and energy. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt and the forecasted issuance of fixed rate debt. Lastly, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of June 29, 2025, substantially all of our commodity-related cash flow hedges were for transactions forecasted through December 2025.

As of June 29, 2025, the notional volumes associated with open derivative instruments designated in cash flow hedging relationships were as follows:

	Volume	Metric
Lean hogs	646,905,000	Pounds
Corn	27,682,000	Bushels
Soybean meal	232,000	Tons
Natural Gas	3,500,000	Million BTU
Diesel	6,048,000	Gallons

The following table presents the effects on our condensed consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended		Three Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
(in millions)
Commodity contracts	$(82)	$61	$(3)	$(23)

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Six Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in millions)
Commodity contracts	$(38)	$—	$(14)	$(25)
Interest rate contracts	—	—	(1)	(1)
Foreign currency contracts	—	—	—	1
Total	$(38)	$—	$(14)	$(25)

The amounts associated with option contracts as of and for the three and six months ended June 29, 2025 were not material. In the three and six months ended June 30, 2024, we recognized $24 million and $39 million in expenses for option premiums, which are excluded from the assessment of hedge effectiveness. As of June 30, 2024, accumulated other comprehensive income included $26 million of net gains associated with options for which the underlying hedged transactions had not yet impacted earnings. This amount represents the difference between the change in the fair value of the options and the amount of option premiums amortized through earnings.
Deferred losses on closed derivative contracts included in accumulated other comprehensive loss as of June 29, 2025 were not material. We are unable to estimate the amount of deferred gains or losses related to open derivative contracts to be reclassified into earnings within the next twelve months as their values are subject to change.

Fair Value Hedges
We enter into derivative instruments (primarily futures contracts) that are designed to hedge changes in the fair value of firm commitments to buy grains and hogs. As of June 29, 2025, the notional volumes associated with open derivative instruments designated in fair value hedging relationships were as follows:

	Volume	Metric
Lean hogs	244,880,000	Pounds
Corn	4,865,000	Bushels
Soybeans	530,000	Bushels
The carrying value of hedged firm commitments designated in fair value hedge relationships as of June 29, 2025 was $10 million. The carrying value of hedged firm commitments designated in fair value hedge relationships as of December 29, 2024 was immaterial. When the underlying inventories are acquired, the hedge relationship is discontinued and the fair value hedge adjustment is reclassified to inventories. The amount of fair value hedge gains remaining in inventories for which hedge accounting has been discontinued were immaterial as of June 29, 2025 and December 29, 2024.
Mark-to-Market Method
As of June 29, 2025, the notional volumes associated with open derivative instruments using the “mark-to-market” method were as follows:

	Volume	Metric
Commodity contracts:
Lean hogs	41,742,000	Pounds
Corn	11,455,000	Bushels
Soybean meal	110,000	Tons
Soybeans	120,000	Bushels
Natural gas	140,000	Million BTU
Diesel	1,008,000	Gallons
Foreign currency contracts	27,138,589	U.S. Dollars

Derivative Impact on the Condensed Consolidated Statements of Income
The following table presents the effect of derivatives on the condensed consolidated statements of income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in millions)		(in millions)
Sales:
Cash flow hedging—commodity contracts	$(6)	$(14)	$(14)	$(12)
Mark-to-market—commodity contracts	(20)	9	(13)	(4)
Total derivative loss recognized in sales	(25)	(5)	(27)	(17)

Cost of sales:
Cash flow hedging—commodity contracts	2	(9)	1	(13)

Fair value hedging—commodity contracts:
Change in fair value of open derivatives	(15)	5	(14)	4
Change in fair value of related hedged items	15	(5)	13	(4)
Gain (loss) on closed derivatives (1)	(2)	2	—	6

Mark-to-market—commodity contracts	4	2	8	(3)
Total derivative gain (loss) recognized in cost of sales	4	(5)	8	(10)

Selling, general and administrative expenses:
Mark-to-market—foreign currency contracts	(1)	1	(1)	2

Interest expense:
Cash flow hedging—interest rate contracts	—	—	(1)	(1)

Total derivative loss	$(23)	$(9)	$(22)	$(25)
________________
(1)Represents the amount of fair value hedge adjustment applied to the carrying amount of hedged assets that is recognized in cost of sales as the underlying hedged assets are relieved from inventories and charged to cost of sales.
NOTE 11: EQUITY METHOD INVESTMENTS
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
NOTE 12: DEBT
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
Our Senior Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on our ability and that of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to their security interest, or enter into transactions with affiliates, each subject to certain exceptions as set forth therein. We are currently in compliance with the covenants under our Senior Revolving Credit Facility.
Accounts Receivable Securitization Facility
We maintain a $225 million accounts receivable securitization facility (“Securitization Facility”), which matures in November 2027. As part of the Securitization Facility, certain accounts receivable of our major domestic meat processing subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges all such accounts receivable not otherwise sold pursuant to the Monetization Facility (as defined below) as security for loans made, and letters of credit issued, by participating lenders under the Securitization Facility. The SPV is included in our condensed consolidated financial statements and therefore the accounts receivable owned by it are included in our condensed consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of June 29, 2025, the SPV held $410 million of accounts receivable. We must maintain certain ratios related to the collection of our receivables as a condition of the Securitization Facility agreement. As of June 29, 2025, we had $28 million in letters of credit issued under the Securitization Facility. None of the letters of credit were drawn upon.
Monetization Facility
In addition to the Securitization Facility, until July 22, 2025, we maintained an uncommitted $250 million accounts receivable monetization facility (“Monetization Facility”). At Smithfield’s election and subject to the purchasing banks’ approval, certain accounts receivable were sold by the SPV to purchasing banks, so long as the uncollected outstanding amount of accounts receivable sold pursuant to the Monetization Facility did not exceed $250 million in the aggregate at any time, among other limitations. In the event of a sale, the purchasing banks assumed all credit risk related to the receivables while we maintained risk associated with customer disputes. We accounted for the sale of receivables to a purchasing bank by derecognizing the receivables from our condensed consolidated balance sheet upon transfer of control to the purchasing bank, and recognized a discount on the sale in SG&A in the condensed consolidated statement of income. The proceeds from the sale of receivables are included in net cash flows from operating activities in the condensed consolidated statement of cash flows. On behalf of the purchasing banks, we serviced all receivables sold under the Monetization Facility. As of June 29, 2025, the uncollected balance of receivables that had been sold to purchasing banks was $232 million. We had no servicing asset or liability outstanding as of June 29, 2025.
In the first quarter of 2023, we sold $227 million of accounts receivable at a discount and received proceeds totaling $225 million. We reinvested $803 million and $774 million of cash collections from customers in the revolving sale of accounts receivable to purchasing banks in the three months ended June 29, 2025 and June 30, 2024, respectively and $1,829 million and $1,814 million in the six months ended June 29, 2025 and June 30, 2024, respectively. We recognized charges totaling $3 million and $4 million in the second quarters of 2025 and 2024, respectively, and $6 million and $7 million in the first six months of 2025 and 2024, respectively, attributable to the discount on the sale of accounts receivable in SG&A in the condensed consolidated statement of income.
On July 22, 2025, we terminated the Monetization Facility. The Monetization Facility originally was established to provide us with additional liquidity and working capital flexibility. In light of our liquidity position and internal capital resources as of July 22, 2025, we determined that the Monetization Facility was no longer cost-effective or necessary. There were no early termination penalties or other material exit costs incurred in connection with the termination of the Monetization Facility.
NOTE 13: LEASES
In the second quarter of 2025, we amended the term of approximately 700 contracts with independent farmers who raise our hogs. These contracts include a lease component for the use of the farmers’ facilities. The amended noncancellable term of the agreements is three years beginning in June 2025. The contracts may be terminated by either party with three-years advance notice. The incremental lease obligation associated with these agreements as of June 29, 2025 was $58 million, of which $13 million was recorded in current portion of operating lease obligations on the condensed consolidated balance sheet, with the remainder recorded in long-term operating lease obligations.
NOTE 14: GUARANTEES
In June 2025, Monarch refinanced its debt, repaying a debt facility of up to $61 million that Smithfield and certain other joint ventures partners in Monarch had jointly and severally guaranteed. Smithfield was released from the guaranty and no longer provides a guaranty of Monarch’s debt.
NOTE 15: INCOME TAXES
Our effective tax rate attributable to continuing operations increased to 24.6% for the second quarter of 2025, compared to 18.2% for the same period in 2024, and to 24.0% for the first six months of 2025, compared to 20.5% for the corresponding period in 2024. These increases were primarily driven by the combined impact of increased profitability in the current year, a settlement with state tax authorities and the disallowance of certain officers’ compensation.
One Big Beautiful Bill
On July 4, 2025, the Tax Relief for American Families and Workers Act of 2025 (commonly referred to as the “One Big Beautiful Bill,” or “OBBB”) was signed into law. This comprehensive legislation made several significant changes to federal tax law, including:
•Permanently reinstating 100% bonus depreciation and adding 100% bonus deprecation for real property placed in service after January 19, 2025 and used in production activity.
•Permanently reinstating the immediate expensing of research and development (“R&D”) in the U.S, which impacted years 2022 and beyond.

•Permanently restoring the EBITDA-based limitation for interest deduction under Section 163(j) of the IRS Tax Code.
We are in the process of evaluating the impact of the OBBB on our consolidated financial statements and will account for its effects in the third quarter of fiscal year 2025—the period in which the OBBB was enacted.
NOTE 16: PENSION AND OTHER RETIREMENT PLANS
The following table presents the components of the net periodic pension cost for the periods indicated.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in millions)
Interest cost	$25	$25	$50	$49
Amortization	5	5	11	9
Service cost	3	3	6	6
Expected return on plan assets	(26)	(28)	(53)	(55)
Net periodic pension cost	$7	$5	$14	$10

The components of net periodic pension cost other than service cost, which is included in operating profit, are included in non-operating (gains) losses in the condensed consolidated statements of income.
NOTE 17: REDEEMABLE NONCONTROLLING INTERESTS
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

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in millions)
Beginning balance	$243	$260	$225	$246
Attribution of net income	—	3	4	2
Attribution of comprehensive income (loss)	16	(21)	15	(16)
Dividends	—	(1)	—	(1)
Adjustment to redemption value (1)	(14)	23	1	34
Ending balance	$245	$265	$245	$265
_______________
(1)See “Note 20: Fair Value Measurements” for a discussion of the assessment of redemption value.

NOTE 18: EQUITY
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
Stock-Based Compensation
In connection with the IPO, we granted to certain of our directors and employees and certain directors and employees of WH Group: (1) options to purchase 9,822,467 shares with an exercise price equal to the IPO price of $20.00 per share option and (2) 1,527,000 RSUs. The options and substantially all RSUs vest over a five year period, with 20% vesting each year. We recognized compensation expense totaling $2 million and $4 million associated with these equity instruments during the three and six months ended June 29, 2025, respectively. Unrecognized compensation expense totaled $42 million as of June 29, 2025, which is expected to be recognized on a straight-line basis over the remaining vesting period of 4.6 years. No compensation expense was recognized for stock options and RSUs granted to directors and employees of WH Group. Such awards will be accounted for as a dividend upon issuance of the shares based on the grant-date fair value.
Accumulated Other Comprehensive Loss
The following tables present the beginning and ending balances of accumulated other comprehensive loss by component.

	Three Months Ended June 29, 2025
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, March 30, 2025	$(9)	$(414)	$15	$(408)
Other comprehensive income (loss), net of tax	31	4	(58)	(23)
Balance, June 29, 2025	$21	$(410)	$(43)	$(432)

	Three Months Ended June 30, 2024
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, March 31, 2024	$(144)	$(370)	$(36)	$(550)
Other comprehensive income (loss), net of tax	(60)	3	62	5
Balance, June 30, 2024	$(205)	$(367)	$27	$(545)

	Six Months Ended June 29, 2025
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 30, 2024	$(8)	$(418)	$(26)	$(452)
Other comprehensive income (loss), net of tax	30	7	(17)	20
Balance, June 29, 2025	$21	$(410)	$(43)	$(432)

	Six Months Ended June 30, 2024
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 31, 2023	$(134)	$(373)	$8	$(500)
Other comprehensive income (loss), net of tax	(71)	7	19	(46)
Balance, June 30, 2024	$(205)	$(367)	$27	$(545)

Other Comprehensive Income (Loss)
The following table presents the details of other comprehensive income (loss).

	Three Months Ended
	June 29, 2025			June 30, 2024
	Before Tax	Tax	After Tax	Before Tax		Tax		After Tax
	(in millions)
Continuing operations:
Foreign currency translation:
Translation gains (losses) (1)	$47	$—	$47	$(61)		$—		$(61)
Retirement benefits:
Amortization of actuarial losses and prior service credits reclassified to non-operating (gains) losses	5	(1)	4	4		(1)		3
Derivatives:
Gains (losses) arising during the period	(82)	21	(61)	61		(16)		46
Losses reclassified to sales	6	(1)	4	14		(4)		10
(Gains) losses reclassified to cost of sales	(2)	1	(2)	9		(2)		7
Total other comprehensive income (loss) from continuing operations	$(27)	$19	$(8)	$28		$(23)		$5

Discontinued operations:
Foreign currency translation:
Translation losses (1)	$—	$—	$—	$(20)		$—		$(20)
Total other comprehensive loss from discontinued operations	$—	$—	$—	$(21)	0	$—	0	$(21)

Total other comprehensive loss	$(27)	$19	$(8)	$7		$(23)		$(16)
Other comprehensive income (loss) attributable to noncontrolling interest	16	—	16	(21)		—		(21)
Other comprehensive income (loss) attributable to Smithfield	$(42)	$19	$(23)	$28		$(23)		$5
________________
(1)We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, record no deferred income taxes on such amounts. The three months ended June 29, 2025 and June 30, 2024 included $16 million of translation gains and $21 million of translation losses, respectively, attributable to noncontrolling interests, which are included in redeemable noncontrolling interests on the condensed consolidated balance sheet.

	Six Months Ended
	June 29, 2025			June 30, 2024
	Before Tax	Tax	After Tax	Before Tax		Tax	After Tax
	(in millions)
Continuing operations:
Foreign currency translation:
Translation gains (losses) (1)	$45	$—	$45	$(46)	0	$—	$(46)
Retirement benefits:
Amortization of actuarial losses, prior service credits and curtailment gains reclassified to non-operating (gains) losses	10	(2)	7	9		(2)	7
Derivatives:
Losses arising during the period	(38)	10	(28)	—		—	—
Losses reclassified to sales	14	(4)	11	12		(3)	9
(Gains) losses reclassified to cost of sales	(1)	—	(1)	13		(3)	10
Losses reclassified to interest expense	1	—	1	1		—	1
Total other comprehensive gain (loss) from continuing operations	$32	$4	$35	$(10)		$(9)	$(19)

Discontinued operations:
Foreign currency translation:
Translation losses (1)	$—	$—	$—	$(41)		$—	$(41)
Derivatives:
Gains reclassified to sales	—	—	—	(1)		—	(1)
Total other comprehensive loss from discontinued operations	$—	$—	$—	$(42)		$—	$(42)

Total other comprehensive income (loss)	$32	$4	$35	$(52)		$(9)	$(61)
Other comprehensive income (loss) attributable to noncontrolling interest	15	—	15	(16)		—	(16)
Other comprehensive income (loss) attributable to Smithfield	$16	$4	$20	$(37)		$(9)	$(46)
________________
(1)We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, record no deferred income taxes on such amounts. The six months ended June 29, 2025 and June 30, 2024 included $15 million of translation gains and $15 million of translation losses, respectively, attributable to noncontrolling interests, which are included in redeemable noncontrolling interests on the condensed consolidated balance sheet.
NOTE 19: EARNINGS PER SHARE
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
The following table provides the weighted-average shares used in the denominator for those computations.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Basic weighted-average shares outstanding	393,112,711	380,069,232	390,962,687	380,069,232
Add: Dilutive effect of stock options and RSUs	638,583	—	448,172	—
Diluted weighted-average shares outstanding (1)	393,751,294	380,069,232	391,410,859	380,069,232
__________________
(1)Approximately 7.7 million and 6.5 million stock options were excluded from the computation of diluted weighted-average shares outstanding for the three and six months ended June 29, 2025, respectively, because their effect would have been anti-dilutive.
NOTE 20: FAIR VALUE MEASUREMENTS
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

	June 29, 2025				December 29, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Commodity derivative contracts	$5	$8	$—	$13	$9	$6	$—	$15
Mutual funds (1)	67	—	—	77	74	—	—	84
Insurance contracts	—	110	—	110	—	104	—	104
Total	$72	$118	$—	$200	$83	$110	$—	$202

Liabilities:
Commodity derivative contracts	$64	$26	$—	$90	$32	$12	$—	$44
Total	$64	$26	$—	$91	$32	$12	$—	$44
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. For the three and six months ended June 29, 2025 and June 30, 2024, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis after initial recognition.

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

Unobservable Inputs	June 29, 2025	December 29, 2024
Weighted-average cost of capital	10%	9%
Growth rate	3%	3%
EBITDA multiple	9.25x	10x
Control premium	25%	25%
Other Financial Instruments
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of total debt.

	June 29, 2025		December 29, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Debt	$1,882	$1,984	$1,821	$1,983
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
Concentrations of credit risk with respect to accounts and notes receivable are limited due to our large number of customers. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of June 29, 2025, we had accounts and notes receivable from Murphy Family Farms and VisionAg totaling $225 million and $42 million, respectively. A portion of these balances are secured by the breeding stock and inventories owned by Murphy Family Farms and VisionAg. We have an agreement to purchase 3.2 million and 600,000 market hogs annually from Murphy Family Farms and VisionAg, respectively, which further mitigates our exposure to potential credit risk.
Our derivative counterparties primarily consist of financial institutions that are investment grade. A portion of our financial instruments are exchange traded derivative contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of June 29, 2025, we had gross credit exposure of $7 million on non-exchange traded derivative contracts. After taking into account the effect of netting arrangements, we had no credit exposure on non-exchange traded derivative contracts.
NOTE 21: REGULATION AND CONTINGENCIES
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
As of June 29, 2025 and December 29, 2024, we had contingent liabilities totaling $194 million and $141 million, respectively, in accrued expenses and other current liabilities on the condensed consolidated balance sheets related to litigation matters, including those described below. We recorded charges of $80 million in the three and six months ended June 29, 2025 for litigation matters, including those described below, in SG&A in the condensed consolidated statements of income. We did not record any significant charges for litigation matters in the three and six months ended June 30, 2024. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material. Additionally, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position.
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
The Attorneys General for the states of New Mexico and Alaska and the Commonwealth of Puerto Rico have filed similar complaints on behalf of their respective states, territories, agencies and citizens. The Company has settled all of these cases. In July 2025, the Company received a civil investigative demand from the Attorney General for the state of Washington seeking information related to this antitrust litigation. The Company intends to vigorously defend against the remaining claims.
Antitrust Wage-Fixing Litigation
On November 11, 2022, Smithfield Foods, Inc. and our wholly-owned subsidiary, Smithfield Packaged Meats Corp., were named as two of the numerous defendants in a purported class action complaint filed in the U.S. District Court for the District of Colorado alleging wage-fixing violations in the red meat industry. The plaintiffs allege that the defendants, most of whom operate beef or pork processing plants, conspired to suppress wages paid to plant workers in the U.S. in violation of the antitrust laws. The plaintiffs sought damages on behalf of all employees of defendants and their subsidiaries from January 1, 2014, to the present. The plaintiffs also sought treble damages and attorneys’ fees. The defendants filed motions to dismiss the complaint, which were largely denied by the court on September 27, 2023. The plaintiffs subsequently amended their complaint adding additional defendants, including our wholly-owned subsidiary, Murphy-Brown of Missouri, LLC (which has been dismissed voluntarily), and expanding the class period back to 2000.
Since the case was filed, several defendants have settled. On April 5, 2024, the remaining defendants moved to dismiss the amended complaint. On March 26, 2025, the court granted in part defendants’ motion to dismiss the amended complaint and held that certain of plaintiffs’ new allegations are barred by the statute of limitations. We filed our answers to the amended complaint on May 9, 2025. The parties have commenced discovery. We intend to vigorously defend against these claims.
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
The parties filed cross-motions for summary judgment, and on December 30, 2024, the Business Court entered an order and opinion on those motions. The Business Court held that: (1) Maxwell’s claim for breach of a “Most-Favored-Nation Provision” was dismissed except as it relates to pricing given to one particular supplier; (2) Smithfield is liable for breaching an output provision in the parties’ contract, with damages to be determined at trial; and (3) Maxwell’s claim that Smithfield breached the pricing term of the parties’ contract by using live-weight pricing shall proceed to trial based on the allegation that Smithfield did not pay the correct live- weight price for certain deliveries, but not based on the allegation that use of live-weight pricing itself breaches the contract. The Business Court set a trial date of June 9, 2025, which was subsequently canceled. On June 30, 2025, the parties filed a stipulation dismissing with prejudice all claims and counterclaims in the action, ending the litigation.

Insurance Claims
We maintain comprehensive general liability and property insurance, including business interruption insurance, with loss limits that we believe provide substantial and broad coverage for potential losses.
In the first quarter of 2025, we settled an insurance claim and received proceeds of $6 million in connection with a fire that occurred at our Tar Heel, North Carolina rendering facility in 2021. We classified $4 million of the proceeds in investing activities in the condensed consolidated statements of cash flows with the remainder in operating activities. The gain was recognized in operating gains in the condensed consolidated statements of income in the first quarter of 2025.
In the second quarter of 2025, we settled a claim against an insurance carrier and received $29 million in proceeds for the recovery of losses we incurred in connection with past litigation. As a result, we recognized a $29 million gain on the insurance recovery in the second quarter of 2025. The gain was recognized in operating gains in the condensed consolidated statement of income and we classified the proceeds in operating activities in the condensed consolidated statement of cash flows in the second quarter of 2025.

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
Overview
Smithfield Foods, Inc., together with its subsidiaries (“Smithfield,” “the Company,” “we,” “us” or “our”) is an American food company that employs approximately 32,000 people in the United States (“U.S”). and 2,500 people in Mexico. We boast a portfolio of high-quality, iconic brands, such as Smithfield®, Eckrich® and Nathan’s Famous®, among many others. We are an indirect, majority-owned subsidiary of Hong Kong-based WH Group Limited (“WH Group”).
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
Hog Production Segment
The Hog Production segment consists of our hog production operations in the U.S., which produce and raise our hogs on numerous Company-owned farms and farms that are owned and operated by third-party contract farmers. Nearly all of the hogs produced by this segment are processed by our Fresh Pork segment. The Hog Production segment also sells grains and feed to external customers. In fiscal year 2024 and through the second quarter of 2025, approximately 60% of the Hog Production segment’s cost of goods sold was from animal feed, which is derived primarily from corn and soybean meal.

Our elected fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Unless otherwise noted, all references to the second quarter of 2025 and the three months ended June 29, 2025 are to the 13-week period ended June 29, 2025. All references to the second quarter of 2024 and the three months ended June 30, 2024 are to the 13-week period ended June 30, 2024. Each of the six months ended June 29, 2025 and June 30, 2024 consisted of 26-weeks.
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
Key Factors and Recent Developments Affecting Our Results of Operations and Financial Condition
The following are key factors and recent developments that have influenced our results of operations in the past and/or may influence our results in the future.
Sales Drivers
We are focused on driving profitable growth through our Packaged Meats segment. Within the Packaged Meats segment, the primary factors impacting sales of our brands are household penetration, consumption levels, price point and product offerings. As a result, we have pursued strategies that we believe best align our products with consumer trends and behavior. We have shifted our portfolio towards a higher mix of value-added and margin accretive products while leveraging the breadth of our offerings to further penetrate across dayparts. We look to increase brand awareness and encourage consumer adoption of our products through product and packaging innovation and effective and appealing marketing strategies while maintaining our promise to consumers to offer high-quality products for every budget. We have also expanded to new categories and grown distribution of under-indexed brands in under-penetrated locations. In addition, we seek to increase sales in packaged meats products by driving volumes of our private label and foodservice products, by expanding our customer relationships and by offering quality selections across the value chain.
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
Tariffs
We export our products to over 30 countries, including China. Those exports primarily consist of fresh pork products. For the first six months of 2025, our export sales into China accounted for approximately 2% of our total sales. As of June 29, 2025, products we export to China faced tariffs that ranged from 25% to 57%, with most products subject to 57% tariff rates.
Trade relations between the U.S. and China are fluid. China previously had proposed imposing tariff rates on our products ranging from 140% to 172%, but implementation of those increased rates was paused until November 10, 2025. It is impossible for us to predict whether tariff rates imposed on our products by China will increase, decrease or stay the same, or whether China will ban imports from the U.S. altogether, and we will adjust our sales strategy accordingly.
Litigation
Like other participants in our industry, we are subject to various laws and regulations administered by federal, state and other government entities, including the U.S. Environmental Protection Agency and corresponding state agencies, as well as the U.S. Department of Agriculture (“USDA”), the Grain Inspection, Packers and Stockyard Administration, the U.S. Food and Drug Administration, the U.S. Occupational Safety and Health Administration, the Commodity and Futures Trading Commission and similar agencies in foreign countries.
We, from time-to-time, receive notices and inquiries from regulatory authorities and others asserting that we are not in compliance with such laws and regulations. In some instances, litigation ensues. In addition, individuals may initiate litigation against us.
As of June 29, 2025 and December 29, 2024, we had contingent liabilities totaling $194 million and $141 million, respectively, in accrued expenses and other current liabilities on the condensed consolidated balance sheets related to litigation matters. We recorded charges of $80 million in the three and six months ended June 29, 2025 for litigation matters in SG&A in the condensed consolidated statements of income. We did not record any significant charges for litigation matters in the three and six months ended June 30, 2024. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material.
Additionally, in the second quarter of 2025, we settled a claim against an insurance carrier and received $29 million in proceeds for the recovery of losses we incurred in connection with past litigation. As a result, we recognized a $29 million gain on the insurance recovery in the second quarter of 2025. The gain was recognized in operating gains in the condensed consolidated statement of income and we classified the proceeds in operating activities in the condensed consolidated statement of cash flows in the second quarter of 2025.
For further information related to our litigation matters, refer to “Note 21: Regulation and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
One Big Beautiful Bill
On July 4, 2025, the Tax Relief for American Families and Workers Act of 2025 (commonly referred to as the “One Big Beautiful Bill,” or “OBBB”) was signed into law. This comprehensive legislation made several significant changes to federal tax law, including:
•Permanently reinstating 100% bonus depreciation and adding 100% bonus deprecation for real property placed in service after January 19, 2025 and used in production activity.
•Permanently reinstating the immediate expensing of research and development (“R&D”) in the U.S for years 2022 and beyond.
•Permanently restoring certain earnings before interest, taxes, depreciation and amortization (“EBITDA”)-based limitations for interest deduction under the IRS Tax Code.
We are in the process of evaluating the impact of the OBBB on our consolidated financial statements and will account for its effects in the third quarter of fiscal year 2025—the period in which the OBBB was enacted.
Employee Retention Tax Credits
In the second quarters of 2025 and 2024, we recognized $10 million and $87 million, respectively, of employee retention tax credits, substantially all in cost of sales in the condensed consolidated statements of income. For more information, see “Note 7: Employee Retention Tax Credits” to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Elizabeth, New Jersey Facility Closure
On June 30, 2025, we closed our leased Elizabeth, New Jersey dry sausage production facility and consolidated production across our network. Costs associated with closing the plant primarily include equipment that we disposed of prior to the end of the asset’s useful life. The charges associated with the closing were not material. This facility was accounted for in the Packaged Meats segment.
Office Closures
In the second quarter of 2025, we announced a plan to close our satellite offices in Lisle, Illinois and Kansas City, Missouri and move work performed at those locations to our headquarters in Smithfield, Virginia. As a result, we estimated and accrued $4 million of employee termination benefit costs in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of income in the second quarter of 2025 for personnel who are not expected to relocate.
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
In connection with the IPO, we granted to our directors and certain of our employees and certain directors and employees of WH Group: (1) options to purchase 9,822,467 shares with an exercise price equal to the IPO price and an aggregate grant date fair value of $30 million and (2) 1,527,000 restricted stock units (“RSUs”) with an aggregate grant date fair value of $31 million. The options and substantially all RSUs vest over a five year period, with 20% vesting each year. We recognized compensation expense totaling $2 million and $4 million associated with these equity instruments during the three and six months ended June 29, 2025. Unrecognized compensation expense totaled $42 million as of June 29, 2025, which is expected to be recognized on a straight-line basis over the remaining vesting period of 4.6 years.
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
European Carve-Out
On August 26, 2024, we completed a carve-out and transfer of our European operations to WH Group. As a result, we derecognized the assets and liabilities of our former European operations through equity. No gain or loss was recognized on the transaction. The historical results of operations, assets and liabilities, and cash flows of the European operations have been condensed and reported as discontinued operations in the condensed consolidated financial statements for all periods presented.
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
In the fourth quarter of fiscal year 2024, we became a member of a North Carolina-based company, Murphy Family Farms LLC (“Murphy Family Farms”), by contributing $3 million in cash in exchange for a 25% minority interest. We additionally sold approximately 150,000 sows and related inventories located on Company-owned and contract farms in North Carolina to Murphy Family Farms. Subsequent to the end of fiscal year 2024, on December 30, 2024, we sold the commercial hog inventories associated with such sows to Murphy Family Farms. Murphy Family Farms is now a hog supplier to us and supplies approximately 3.2 million hogs annually. We supply animal feed and other supplies and provide certain support services to Murphy Family Farms.
On February 24, 2025, we became a member of a North Carolina-based company, VisionAg Hog Production, LLC (“VisionAg”), by contributing $450,000 in cash in exchange for a 9% minority interest. We additionally sold approximately 28,000 sows and the associated commercial hog inventories located on certain Company-owned and contract farms in North Carolina to VisionAg. VisionAg is now a hog supplier to us and supplies approximately 600,000 hogs annually. In addition, we supply animal feed and provide certain support services to VisionAg.
In the six months ended June 30, 2024, we recognized charges totaling $10 million associated with Hog Production Reform in cost of sales in the condensed consolidated statements of income. Amounts recognized for all other periods presented were not material.
Results of Operations
Consolidated Results of Continuing Operations

	Three Months Ended				Six Months Ended
	June 29, 2025	June 30, 2024	$ Change	% Change	June 29, 2025	June 30, 2024	$ Change	% Change
	(in millions)				(in millions)
Sales	$3,786	$3,412	$374	11.0%	$7,558	$6,856	$701	10.2%
Cost of sales	3,288	2,885	403	14.0%	6,549	5,967	582	9.8%
Gross profit	499	527	(28)	(5.4)%	1,008	889	119	13.4%
Selling, general and administrative expenses	268	194	74	38.1%	465	393	72	18.3%
Operating gains	(30)	(2)	(28)	NM	(39)	(3)	(36)	NM
Operating profit	260	334	(74)	(22.2)%	582	498	84	16.8%
Interest expense, net	11	19	(9)	(45.0)%	22	35	(13)	(37.1)%
Non-operating (gains) losses	(4)	(2)	(3)	169.4%	2	(6)	8	NM
Income from continuing operations before income taxes	254	317	(63)	(19.8)%	558	469	89	18.9%
Income tax expense	62	58	5	8.4%	134	96	38	39.1%
Loss from equity method investments	3	—	3	NM	8	1	7	NM
Net income from continuing operations	188	259	(71)	(27.3)%	415	372	44	11.8%
Net income from continuing operations attributable to noncontrolling interests	—	3	(3)	NM	4	2	2	109.0%
Net income from continuing operations attributable to Smithfield	$188	$256	$(68)	(26.4)%	$412	$370	$42	11.3%

Operating Profit by Segment

	Three Months Ended				Six Months Ended
	June 29, 2025	June 30, 2024	$ Change	% Change	June 29, 2025	June 30, 2024	$ Change	% Change
	(in millions)				(in millions)
Packaged Meats	$301	$330	$(29)	(8.7)%	$567	$616	$(49)	(7.9)%
Fresh Pork	35	58	(23)	(39.3)%	117	168	(51)	(30.4)%
Hog Production	22	(2)	24	NM	23	(176)	199	NM
Other	7	7	1	8.5%	22	(2)	23	NM
Corporate expenses	(26)	(32)	6	17.9%	(55)	(64)	9	13.6%
Unallocated	(80)	(27)	(53)	(200.1)%	(92)	(44)	(47)	(106.4)%
Operating profit	$260	$334	$(74)	(22.2)%	$582	$498	$84	16.8%
Results of Operations Analysis
The following discussion provides an analysis of our results of operations for the second quarter of 2025 compared to the second quarter of 2024 and for the first six months of 2025 compared to the first six months of 2024.
Sales

	Three Months Ended				Six Months Ended
	June 29, 2025	June 30, 2024	$ Change	% Change	June 29, 2025	June 30, 2024	$ Change	% Change
	(in millions)				(in millions)
Sales by segment:
Packaged Meats	$2,079	$1,945	$134	6.9%	$4,103	$3,944	$159	4.0%
Fresh Pork	2,080	1,981	99	5.0%	4,114	3,920	194	5.0%
Hog Production	840	776	65	8.4%	1,772	1,482	291	19.6%
Other	120	119	1	1.2%	224	233	(8)	(3.6)%
Total segment sales	5,120	4,820	300	6.2%	10,213	9,578	635	6.6%
Inter-segment sales eliminations:
Fresh Pork	(810)	(744)	(66)	8.8%	(1,597)	(1,479)	(118)	7.9%
Hog Production	(524)	(664)	140	(21.1)%	(1,059)	(1,242)	184	(14.8)%
Total inter-segment sales eliminations	(1,334)	(1,408)	75	(5.3)%	(2,656)	(2,722)	66	(2.4)%
Consolidated sales	$3,786	$3,412	$374	11.0%	$7,558	$6,856	$701	10.2%
Second Quarter—2025 vs. 2024
Packaged Meats. Segment sales increased by $134 million, or 6.9%, as a result of a 4.5% increase in sales volume and a 2.3% increase in average sales price. The increase in volume was primarily attributable to higher holiday ham sales due to the timing of Easter, which occurred later in 2025 as compared to 2024. The increase in average sales price was primarily due to higher raw material costs, which translated into higher sales prices of our packaged meats products, partially offset by an unfavorable shift in product mix attributable to the timing of the Easter holiday year-over-year.
Fresh Pork. Segment sales increased by $99 million, or 5.0%, primarily attributable to a 3.3% increase in our average sales price and a 1.7% increase in sales volume. The increase in the average sales price is consistent with a 3.3% increase in the cut-out values reported by the USDA, which averaged $1.03 per pound in the second quarter of 2025, primarily due to an increased demand for pork.

Hog Production. Segment sales increased by $65 million, or 8.4%, primarily due to the following factors, which more than offset an approximately 850,000, or 24%, decrease in the number of market hogs sold due to our strategic initiative to optimize the size of our hog production operations and reduce the number of hogs we produce.
•A $116 million increase in grain and feed sales primarily attributable to our feed supply agreements with Murphy Family Farms and VisionAg.
•Other sales to Murphy Family Farms and VisionAg totaling $103 million in the second quarter of 2025, consisting primarily of the sale of commercial hog inventories and transportation services.
Our average market hog sales price remained consistent year-over-year, inclusive of the effects of hedging as compared to a 4.1% increase in the lean hog price index published by the Chicago Mercantile Exchange (“CME”).
Inter-segment Eliminations
•Fresh Pork. The increase in inter-segment sales by our Fresh Pork segment was attributable to higher market values for fresh pork components sold to our Packaged Meats segment, partially offset by a 1.9% decrease in sales volume.
•Hog Production. The decrease in inter-segment sales by our Hog Production segment was attributable to our strategic initiative to optimize our hog production operations, which reduced the number of hogs produced by our Hog Production segment.
First Six Months—2025 vs. 2024
Packaged Meats. Segment sales increased by $159 million, or 4.0%, as a result of a 4.1% increase in average sales price. The increase in average sales price was primarily due to higher raw material costs, which translated into higher sales prices of our packaged meats products. Sales volume remained consistent year-over-year.
Fresh Pork. Segment sales increased by $194 million, or 5.0%, primarily attributable to a 4.1% increase in our average sales price and a 0.9% increase in sales volume. The increase in the average sales price is reflective of a 4.5% increase in the cut-out values reported by the USDA, which averaged $0.99 per pound in the first half of 2025, primarily due to an increased demand for pork.
Hog Production. Segment sales increased by $291 million, or 19.6%, primarily due to the following factors, which more than offset an approximately 1.6 million, or 22%, decrease in the number of market hogs sold due to our strategic initiative to optimize the size of our hog production operations and reduce the number of hogs we produce.
•Sales of commercial hog inventories, transportation services and other ancillary goods and services to Murphy Family Farms and VisionAg totaled $271 million in the first six months of 2025.
•A $189 million increase in grain and feed sales primarily attributable to our feed supply agreements with Murphy Family Farms and VisionAg.
•An increase in our average market hog sales price year-over-year, inclusive of the effects of hedging, of 8.2% primarily attributable to an 8.7% increase in the lean hog price index published by the CME.
Inter-segment Eliminations
•Fresh Pork. The increase in inter-segment sales by our Fresh Pork segment was attributable to higher market values for fresh pork components sold to our Packaged Meats segment, partially offset by a 2.7% decrease in sales volume.
•Hog Production. The decrease in inter-segment sales by our Hog Production segment was attributable to our strategic initiative to optimize our hog production operations, which reduced the number of hogs produced by our Hog Production segment, partially offset by an increase in the average sales price.

Cost of Sales

	Three Months Ended				Six Months Ended
	June 29, 2025	June 30, 2024	$ Change	% Change	June 29, 2025	June 30, 2024	$ Change	% Change
	(in millions)				(in millions)
Packaged Meats	$1,690	$1,518	$173	11.4%	$3,356	$3,139	$217	6.9%
Fresh Pork	2,005	1,878	127	6.8%	3,911	3,660	252	6.9%
Hog Production	808	766	42	5.5%	1,727	1,634	93	5.7%
Other	107	107	—	—%	191	223	(32)	(14.2)%
Unallocated	11	24	(13)	(54.8)%	20	34	(14)	(42.2)%
Inter-segment eliminations	(1,334)	(1,408)	75	(5.3)%	(2,656)	(2,722)	66	(2.4)%
Cost of sales	$3,288	$2,885	$403	14.0%	$6,549	$5,967	$582	9.8%
Second Quarter—2025 vs. 2024
Packaged Meats. Cost of sales in our Packaged Meats segment increased by $173 million, or 11.4%, driven primarily by the following factors:
•A $146 million increase in raw material costs attributable to the effects of higher fresh pork market prices and higher sales volume.
•A $32 million decrease in employee retention tax credits.
Fresh Pork. Cost of sales in our Fresh Pork segment increased by $127 million, or 6.8%, driven primarily by the following factors, which more than offset manufacturing and distribution cost savings:
•A $108 million increase in raw material costs attributable to higher market prices for hogs and higher sales volume.
•A $35 million decrease in employee retention tax credits.
Hog Production. Cost of sales in our Hog Production segment increased by $42 million, or 5.5%, due to:
•A $115 increase in the cost of grain and feed sales primarily attributable to our feed supply agreements with Murphy Family Farms and VisionAg.
•Costs associated with sales of other goods and services to Murphy Family Farms and VisionAg totaling $108 million in the second quarter of 2025, consisting primarily of commercial hog inventories and transportation services.
•An $8 million decrease in employee retention tax credits.
These increases were partially offset by a $103 million decrease in raw material costs, a $70 million decrease in operating costs and a $16 million decrease in the cost of breeding stock sales, largely attributable to the reduction in the size of our hog production operations.
First Six Months—2025 vs. 2024
Packaged Meats. Cost of sales in our Packaged Meats segment increased by $217 million, or 6.9%, driven primarily by the following factors, which more than offset manufacturing and distribution cost savings:
•A $200 million increase in raw material costs attributable to the effect of higher fresh pork market prices.
•A $32 million decrease in employee retention tax credits.

Fresh Pork. Cost of sales in our Fresh Pork segment increased by $252 million, or 6.9%, driven primarily by the following factors, which more than offset manufacturing and distribution cost savings:
•A $268 million increase in raw material costs attributable to higher market prices for hogs and higher sales volume.
•A $35 million decrease in employee retention tax credits.
Hog Production. Cost of sales in our Hog Production segment increased by $93 million, or 5.7%, due to:
•The sale of commercial hog inventories, transportation services and other ancillary goods and services to Murphy Family Farms and VisionAg, which increased cost of sales by $260 million in the first six months of 2025.
•A $187 increase in the cost of grain and feed sales primarily attributable to our feed supply agreements with Murphy Family Farms and VisionAg.
•An $8 million decrease in employee retention tax credits.
These increases were partially offset by a $227 million decrease in raw material costs, a $105 million decrease in operating costs and a $29 million decrease in the cost of breeding stock sales, largely attributable to the reduction in the size of our hog production operations.
Other. Cost of sales in our Other segments decreased by $32 million, or 14.2%, driven primarily by the following factors:
•A $13 million decrease in raw material costs in our Bioscience operations due primarily to lower sales volume.
•A $13 million decrease in manufacturing and distribution costs in our Mexico operations due in part to lower sales volume.
•A $4 million decrease in raw material costs in our Mexico operations primarily attributable to lower sales volume partially offset by higher market prices for feed ingredients.
Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 29, 2025	June 30, 2024	$ Change	% Change	June 29, 2025	June 30, 2024	$ Change	% Change
	(in millions)				(in millions)
Packaged Meats	$87	$97	$(9)	(9.8)%	$180	$189	$(9)	(4.8)%
Fresh Pork	40	45	(5)	(11.2)%	86	92	(6)	(6.9)%
Hog Production	10	11	(1)	(10.7)%	22	24	(2)	(8.3)%
Other	6	5	1	16.9%	12	12	—	0.6%
Unallocated	98	4	94	NM	111	13	98	NM
Corporate expenses	26	32	(6)	(17.8)%	55	64	(9)	(13.5)%
Selling, general and administrative expenses	$268	$194	$74	38.1%	$465	$393	$72	18.3%

SG&A increased by $74 million, or 38.1%, and $72 million, or 18.3%, for the second quarter and first six months of 2025, respectively, primarily due to the following factors, which more than offset various expense savings, including those attributable to our workforce reduction initiative:
•An increase in the accrual for litigation charges totaling $80 million. These charges were not allocated to our operating segments.

•Accruals for employee termination benefits totaling $10 million for the first six months of 2025 resulting from our reduction in workforce initiative and decision to close our corporate offices in Lisle, Illinois and Kansas City, Missouri. These charges were not allocated to our operating segments.
Operating Gains
Operating gains consists of the following items:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in millions)
Insurance recoveries (1)	$(29)	$(1)	$(35)	$(1)
Gain on disposal of assets	—	—	(2)	(1)
Other operating gains	(1)	(1)	(2)	(1)
Operating gains	$(30)	$(2)	$(39)	$(3)
________________
(1)Consists of a gain recognized in the second quarter of 2025 related to the settlement of a claim against an insurance carrier for losses incurred in connection with past litigation and a gain recognized in the first quarter of 2025 in connection with a 2021 fire at our Tar Heel, North Carolina rendering facility.
Interest Expense, Net
Interest expense, net decreased by $9 million, or 45.0%, and $13 million, or 37.1%, for the second quarter and first six months of 2025, respectively, due to higher levels of cash and cash equivalents earning interest in the current year.
Non-operating (Gains) Losses
Non-operating (gains) losses consisted of the following items:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in millions)
Gain on nonqualified retirement plan assets	$(8)	$(3)	$(6)	$(9)
Net pension and postretirement benefits cost (1)	4	2	8	3
Non operating (gains) losses	$(4)	$(2)	$2	$(6)
________________
(1)Includes the components of net pension and postretirement benefits cost other than service cost, which is included in operating profit. These components consist of interest cost, expected return on plan assets, amortization of actuarial gains/losses and prior service costs/credits, and curtailment gains.
Income Tax Expense
Income tax expense increased year-over-year by $5 million, or 8.4%, for the second quarter and $38 million, or 39.1%, for the first six months primarily due to higher earnings year-over-year. Our effective tax rate attributable to continuing operations increased to 24.6% from 18.2% for the second quarters of 2025 and 2024, respectively, and to 24.0% from 20.5% for the first six months of 2025 and 2024, respectively, due to the combined impact of increased profitability in the current year, a settlement with state tax authorities and the disallowance of certain officers’ compensation..
Loss from Equity Method Investments
Loss from equity method investments increased by $3 million and $7 million for the second quarter and first six months of 2025, respectively, primarily due to losses incurred by Murphy Family Farms.

Liquidity and Capital Resources
Our sources of liquidity include cash and cash equivalents on hand together with availability under our committed revolving credit facilities. As of June 29, 2025, we had $3,225 million of available liquidity consisting of $928 million in cash and cash equivalents and $2,297 million of availability under our committed credit facilities. Availability under our committed credit facilities is reduced by the principal amount of any outstanding commercial paper. We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations and commitments for at least the next twelve months.
Credit Facilities

	June 29, 2025
Facility	Capacity	Borrowing Base Adjustment	Outstanding Borrowings	Commercial Paper Borrowings	Outstanding Letters of Credit		Amount Available
	(in millions)
Senior Revolving Credit Facility	$2,100	$—	$—	$—	$—	—	$2,100
Securitization Facility	225	—	—	—	(28)		197
Total credit facilities	$2,325	$—	$—	$—	$(28)		$2,297
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
Our Senior Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on our ability and that of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to their security interest, or enter into transactions with affiliates, each subject to certain exceptions as set forth therein. We are currently in compliance with the covenants under our Senior Revolving Credit Facility.
Accounts Receivable Securitization Facility
We maintain a $225 million accounts receivable securitization facility (“Securitization Facility”), which matures in November 2027. As part of the Securitization Facility, certain accounts receivable of our major domestic meat processing subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges all such accounts receivable not otherwise sold pursuant to the Monetization Facility (as defined below) as security for loans made, and letters of credit issued, by participating lenders under the Securitization Facility. The SPV is included in our condensed consolidated financial statements and therefore the accounts receivable owned by it are included in our condensed consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of June 29, 2025, the SPV held $410 million of accounts receivable. We must maintain certain ratios related to the collection of our receivables as a condition of the Securitization Facility agreement. As of June 29, 2025, we had $28 million in letters of credit issued under the Securitization Facility. None of the letters of credit were drawn upon.
Monetization Facility
In addition to the Securitization Facility, until July 22, 2025, we maintained an uncommitted $250 million accounts receivable monetization facility (“Monetization Facility”). At Smithfield’s election and subject to the purchasing banks’ approval, certain accounts receivable were sold by the SPV to purchasing banks, so long as the uncollected outstanding amount of accounts receivable sold pursuant to the Monetization Facility did not exceed $250 million in the aggregate at any time, among other limitations. In the event of a sale, the purchasing banks assumed all credit risk related to the receivables while we maintained risk associated with customer disputes. We accounted for the sale of receivables to a purchasing bank by derecognizing the receivables from our condensed consolidated balance sheet upon transfer of control to the purchasing bank, and recognized a discount on the sale in SG&A in the condensed consolidated statement of income. The proceeds from the sale of receivables are included in net cash flows from operating activities in the condensed consolidated statement of cash flows. On behalf of the purchasing banks, we serviced all receivables sold under the Monetization Facility. As of June 29, 2025, the uncollected balance of receivables that had been sold to purchasing banks was $232 million. We had no servicing asset or liability outstanding as of June 29, 2025.
In the first quarter of 2023, we sold $227 million of accounts receivable at a discount and received proceeds totaling $225 million. We reinvested $803 million and $774 million of cash collections from customers in the revolving sale of accounts receivable to purchasing banks in the three months ended June 29, 2025 and June 30, 2024, respectively and $1,829 million and $1,814 million in the six months ended June 29, 2025 and June 30, 2024, respectively. We recognized charges totaling $3 million and $4 million in the second quarters of 2025 and 2024, respectively, and $6 million and $7 million in the first six months of 2025 and 2024, respectively, attributable to the discount on the sale of accounts receivable in SG&A in the condensed consolidated statement of income.
On July 22, 2025, we terminated the Monetization Facility. The Monetization Facility originally was established to provide us with additional liquidity and working capital flexibility. In light of our liquidity position and internal capital resources as of July 22, 2025, we determined that the Monetization Facility was no longer cost-effective or necessary. There were no early termination penalties or other material exit costs incurred in connection with the termination of the Monetization Facility.

Cash Flows From Operating Activities of Continuing Operations

	Six Months Ended
	June 29, 2025	June 30, 2024
	(in millions)
Cash flows from operating activities:
Net income	$415	$460
Less: Net income from discontinued operations	—	(89)
Net income from continuing operations	$415	$372
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities of continuing operations:
Depreciation and amortization	165	165
Change in accounts receivable	(223)	25
Change in inventories	145	81
Change in prepaid expenses and other current assets	1	(24)
Change in accounts payable	(320)	(339)
Change in accrued expenses and other current liabilities	(49)	(334)
Other	(27)	46
Net cash flows from (used in) operating activities of continuing operations	$108	(9)
The increase in net cash flows from operating activities of continuing operations year-over-year was primarily driven by changes in working capital, deferred taxes and accumulated other comprehensive income associated with hedging activity, as well as higher earnings. The following describes the significant changes in working capital:
•Accounts receivable. Accounts receivable increased in the first six months of 2025 primarily due to the sale of commercial hog inventories and feed to Murphy Family Farms and VisionAg.
•Inventories. Inventories decreased in both periods due to lower inventory volumes attributable to Hog Production Reform with a larger impact in the first six months of 2025 due to the sale of commercial hog inventories to Murphy Family Farms and VisionAg. Additionally, feed inventories decreased in both periods primarily due to the routine consumption of grain purchased during the prior-year harvest. The decreases in both periods were partially offset by increases in meat inventories largely due to the normal seasonal build-up for the summer and holidays.
•Accounts payable. Accounts payable decreased in both periods mainly due to the seasonal deferral of payments for hog and grain purchases made in the fourth quarter each year. Payments to certain farmers for these purchases are deferred until the first quarter of the following year.
•Accrued expenses and other current liabilities. Accrued expenses and other current liabilities decrease seasonally in the first quarter each year due to payout of variable compensation earned in the prior year. The fluctuation year-over-year was primarily attributable to changes in our accruals for litigation matters and amounts due to participating banks in connection with the monetization facility. Additionally, the decrease in accrued expenses and other current liabilities in the first six months of 2024 reflects the payout of contract termination and other exit costs attributable to our Hog Production Reform activities.

Cash Flows From Investing Activities of Continuing Operations

	Six Months Ended
	June 29, 2025	June 30, 2024
	(in millions)
Cash flows from investing activities:
Capital expenditures	$(158)	$(173)
Net expenditures from breeding stock transactions	(13)	(42)
Other	(1)	—
Net cash flows used in investing activities of continuing operations	$(171)	$(215)
The following items explain the significant investing activities:
•Capital expenditures. Capital expenditures for both periods consisted primarily of various plant automation and improvement projects.
Cash Flows From Financing Activities of Continuing Operations

	Six Months Ended
	June 29, 2025	June 30, 2024
	(in millions)
Cash flows from financing activities:
Net proceeds from issuance of common stock	$236	$—
Repayments to Securitization Facility	—	(14)
Proceeds from Securitization Facility	—	14
Principal payments on long-term debt and finance lease obligations	(1)	(19)
Payment of dividends	(197)	(182)
Other	—	(1)
Net cash flows from (used in) financing activities of continuing operations	$38	$(202)
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
Dividends
On April 22, 2025 and May 29, 2025, we paid dividends of $0.25 per share to shareholders. On July 31, 2025, we announced a quarterly dividend of $0.25 per share to be paid to shareholders on August 28, 2025. We anticipate the remaining quarterly dividend for fiscal 2025 will be $0.25 per share, resulting in an annual dividend rate for fiscal 2025 of $1.00 per share. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, business prospects, and other factors that our Board deems relevant to its analysis and decision making.
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
Altosano Redeemable Noncontrolling Interest
The noncontrolling interest (“NCI”) holders in Granjas Carroll de Mexico, S. de R.L. de C.V., (“Altosano”) currently have the right to exercise a put option that would obligate us to redeem 40% of their interest. After December 31, 2027 the NCI holders in Altosano have the right to exercise a put option for the remainder of their interest. The redemption value for the NCI is fair value. As of June 29, 2025, the value of the NCI on our condensed consolidated balance sheet was $245 million.
Contingent Losses
The condensed consolidated financial statements reflect accruals for contingent losses associated with various claims. Legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position. For more information on contingencies, refer to “Note 21: Regulation and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described in “Quantitative and Qualitative Disclosures About Market Risk” and “Note 10: Derivative Financial Instruments” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our liquidity position may be positively or negatively affected by changes in the value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers and counterparties to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. Over the past two fiscal years, the maximum amount of margin deposits held by our brokers and counterparties at any given time was $121 million.
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
Guarantees
In June 2025, Monarch refinanced its debt, repaying a debt facility of up to $61 million that Smithfield and certain other joint ventures partners in Monarch had joint and severally guaranteed. Smithfield was released from the guaranty and no longer provides a guaranty of Monarch’s debt.
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

	Three Months Ended		Six Months Ended		Affected income statement account
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in millions, except per share data)
Net income from continuing operations attributable to Smithfield	$188	$256	$412	$370
Litigation charges	73	—	73	—	SG&A
Reduction in workforce (1)	—	—	6	—	SG&A
Reduction in workforce (1)	—	—	2	—	Cost of sales
Office closures (2)	4	—	4	—	SG&A
Hog Production Reform (3)	—	—	2	10	Cost of sales
Hog Production Reform	—	—	(1)	—	Operating gains
Plant closure	—	—	2	—	Cost of sales
Incremental costs from destruction of property	—	2	—	4	Cost of sales
Employee retention tax credits (4)	(10)	(86)	(10)	(86)	Cost of sales
Employee retention tax credits (4)	—	(1)	—	(1)	SG&A
Insurance recoveries (5)	(29)	(1)	(35)	(1)	Operating gains
Income tax effect of non-GAAP adjustments (6)	(10)	22	(11)	19	Income tax expense
Adjusted net income from continuing operations attributable to Smithfield	$217	$192	$443	$315

Net income from continuing operations attributable to Smithfield per diluted common share	$0.48	$0.67	$1.05	$0.97
Adjusted net income from continuing operations attributable to Smithfield per diluted common share	$0.55	$0.51	$1.13	$0.83
________________
(1)Consists of severance costs associated with a workforce reduction initiative. Total severance costs round up to $9 million.
(2)Consists of severance costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(3)Consists of contract termination costs, employee termination benefits and accelerated depreciation charges associated with our Hog Production Reform initiative.

(4)Represents the recognition of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.
(5)Consists of gains recognized in connection with settlements of insurance claims, including: (1) a gain recognized in the second quarter of 2025 related to a claim against an insurance carrier for losses incurred in connection with past litigation and (2) a gain recognized in the first quarter of 2025 in connection with a 2021 fire at our Tar Heel, North Carolina rendering facility.
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

	Three Months Ended		Six Months Ended		Twelve Months Ended		Affected Income Statement Account
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	December 29, 2024
	(in millions, except percentages)
Net income from continuing operations	$188	$259	$415	$372	$841	$798
Interest expense, net	11	19	22	35	53	66
Income tax expense	62	58	134	96	308	271
Depreciation and amortization	82	83	165	165	340	339
EBITDA from continuing operations	$344	$419	$736	$668	$1,542	$1,474
Litigation charges	73	—	73	—	73	—	SG&A
Reduction in workforce (1)	—	—	6	—	6	—	SG&A
Reduction in workforce (1)	—	—	2	—	2	—	Cost of sales
Office closures (2)	4	—	4	—	4	—	SG&A
Plant closure (3)	—	—	1	—	1	—	Cost of sales
Hog Production Reform (4)	—	—	1	10	20	29	Cost of sales
Hog Production Reform (5)	—	—	(1)	—	(39)	(38)	Operating gains
Incremental costs from destruction of property	—	2	—	4	—	4	Cost of sales
Employee retention tax credits (6)	(10)	(86)	(10)	(86)	(10)	(86)	Cost of sales
Employee retention tax credits (6)	—	(1)	—	(1)	—	(1)	SG&A
Insurance recoveries (7)	(29)	(1)	(35)	(1)	(37)	(4)	Operating gains
Adjusted EBITDA from continuing operations	$381	$333	$777	$594	$1,562	$1,379

Net income margin from continuing operations	5.0%	7.6%	5.5%	5.4%	5.7%	5.6%
Adjusted EBITDA margin from continuing operations	10.1%	9.7%	10.3%	8.7%	10.5%	9.7%
________________
(1)Consists of severance costs associated with a workforce reduction initiative. Total severance costs round up to $9 million.
(2)Consists of severance costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(3)Excludes accelerated depreciation charges in the amount of $1 million recognized in the first six months of 2025 as such charges are included in the depreciation and amortization line in this table.
(4)Consists of contract termination costs and employee termination benefits charges associated with our Hog Production Reform initiative. Excludes accelerated depreciation charges of $1 million and $2 million recognized in the first quarter of 2025 and the last six months of 2024, respectively, as such charges are included in the depreciation and amortization line in this table.
(5)Includes a $32 million gain on the sale of our Utah hog farms and a $6 million gain on the sale of breeding stock to Murphy Family Farms in the fourth quarter of 2024.
(6)Represents the recognition of employee retention tax credits received under the CARES Act.
(7)Consists of gains recognized in connection with settlements of insurance claims, including: (1) a gain recognized in the second quarter of 2025 related to a claim against an insurance carrier for losses incurred in connection with past litigation and (2) a gain recognized in the first quarter of 2025 in connection with a 2021 fire at our Tar Heel, North Carolina rendering facility.

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

	Twelve Months Ended
	June 29, 2025	December 29, 2024
	(in millions, except ratios)
Current portion of long-term debt and capital lease	$3	$3
Long-term debt and finance lease obligations	2,001	1,999
Total debt and finance lease obligations	$2,003	$2,002
Cash and cash equivalents	(928)	(943)
Net debt	$1,075	$1,059

Net income from continuing operations	$841	$798
Adjusted EBITDA from continuing operations	$1,562	$1,379

Ratio of total debt and finance lease obligations to net income from continuing operations	2.4x	2.5x
Ratio of net debt to adjusted EBITDA from continuing operations	0.7x	0.8x
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

Three Months Ended June 29, 2025	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$301	$35	$22	$7	$(26)	$(80)	$260
Litigation charges	—	—	—	—	—	73	73
Office closures (4)	—	—	—	—	—	4	4
Employee retention tax credits (5)	(5)	(5)	—	—	—	—	(10)
Insurance recoveries (6)	—	—	—	—	—	(29)	(29)
Adjusted operating profit (loss)	$296	$30	$22	$7	$(26)	$(31)	$298

Operating profit (loss) margin	14.5%	1.7%	2.6%	6.1%	NM	NM	6.9%
Adjusted operating profit (loss) margin	14.2%	1.4%	2.6%	6.1%	NM	NM	7.9%

Three Months Ended June 30, 2024	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$330	$58	$(2)	$7	$(32)	$(27)	$334
Incremental costs from destruction of property	—	—	—	—	—	2	2
Insurance recoveries	—	—	—	—	—	(1)	(1)
Employee retention tax credits (5)	(38)	(41)	(8)	—	—	—	(87)
Adjusted operating profit (loss)	$292	$17	$(10)	$7	$(32)	$(25)	$248

Operating profit (loss) margin	17.0%	2.9%	(0.3)%	5.7%	NM	NM	9.8%
Adjusted operating profit (loss) margin	15.0%	0.9%	(1.3)%	5.7%	NM	NM	7.3%
________________
(1)Includes our Mexico and Bioscience operations.
(2)Represents general corporate expenses for management and administration of the business.
(3)Includes certain costs of sales, SG&A and operating gains that we do not allocate to our segments.
(4)Consists of severance costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(5)Represents the recognition of employee retention tax credits received under the CARES Act.
(6)Consists of a gain recognized in the second quarter of 2025 for the settlement of a claim with an insurance carrier to recover losses incurred in connection with past litigation.

Six Months Ended June 29, 2025	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$567	$117	$23	$22	$(55)	$(92)	$582
Litigation charges	—	—	—	—	—	73	73
Reduction in workforce (4)	—	—	—	—	—	9	9
Office closures (5)	—	—	—	—	—	4	4
Plant closure	—	—	—	—	—	2	2
Hog Production Reform	—	—	—	—	—	1	1
Employee retention tax credits (6)	(5)	(5)	—	—	—	—	(10)
Insurance recoveries (7)	—	—	—	—	—	(35)	(35)
Adjusted operating profit (loss)	$562	$112	$23	$22	$(55)	$(39)	$624

Operating profit (loss) margin	13.8%	2.8%	1.3%	9.6%	NM	NM	7.7%
Adjusted operating profit (loss) margin	13.7%	2.7%	1.3%	9.6%	NM	NM	8.3%

Six Months Ended June 30, 2024	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$616	$168	$(176)	$(2)	$(64)	$(44)	$498
Hog Production Reform (8)	—	—	—	—	—	10	10
Incremental costs from destruction of property	—	—	—	—	—	4	4
Insurance recoveries	—	—	—	—	—	(1)	(1)
Employee retention tax credits (6)	(38)	(41)	(8)	—	—	—	(87)
Adjusted operating profit (loss)	$577	$127	$(184)	$(2)	$(64)	$(31)	$424

Operating profit (loss) margin	15.6%	4.3%	(11.9)%	(0.7)%	NM	NM	7.3%
Adjusted operating profit (loss) margin	14.6%	3.2%	(12.4)%	(0.7)%	NM	NM	6.2%
________________
(1)Includes our Mexico and Bioscience operations.
(2)Represents general corporate expenses for management and administration of the business.
(3)Includes certain costs of sales, SG&A and operating gains that we do not allocate to our segments.
(4)Consists of severance costs associated with a workforce reduction initiative.
(5)Consists of severance costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(6)Represents the recognition of employee retention tax credits received under the CARES Act.
(7)Consists of gains recognized in connection with settlements of insurance claims, including: (1) a gain recognized in the second quarter of 2025 related to a claim against an insurance carrier for losses incurred in connection with past litigation and (2) a gain recognized in the first quarter of 2025 in connection with a 2021 fire at our Tar Heel, North Carolina rendering facility.
(8)Consists of contract termination costs, employee termination benefits and accelerated depreciation charges associated with our Hog Production Reform initiative.

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
•risks arising from the Company’s global operations, including geopolitical risk, exchange rate risk, legal, tax, and regulatory risk, and risks associated with trade policies, export and import controls, and tariffs;
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

	June 29, 2025	December 29, 2024
	(in millions)
Livestock (1)	$(69)	$(30)
Grains	(8)	6
Energy (1)	—	(5)
________________
(1)Negative amount represents net liabilities.
See “Note 10: Derivative Financial Instruments” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the effects of derivative instruments on our condensed consolidated statements of income.
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

	June 29, 2025	December 29, 2024
	(in millions)
Livestock	$56	$64
Grains	11	11
Energy	3	4

Interest Rate Risk
The following table presents the fair values and carrying values of our fixed-rate debt.

	June 29, 2025		December 29, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Debt	$1,882	$1,984	$1,821	$1,983
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates.
Changes in interest rates impact the fair value of our fixed-rate debt. A hypothetical 10% change in interest rates would impact the fair value of our fixed-rate debt by $33 million and $43 million as of June 29, 2025 and December 29, 2024, respectively.
We periodically enter into interest rate swaps to hedge our exposure to changes in interest rates on certain financial instruments and to manage the overall mix of fixed rate and floating rate debt instruments. The fair values of interest rate swaps as of June 29, 2025 and December 29, 2024 were not material.
Foreign Currency Exchange Risk
Our revenues are primarily generated from transactions denominated in U.S. dollars. However, we also generate revenues from transactions denominated in Japanese yen, Canadian dollars and Australian dollars, among others. We employ foreign currency exchange forward contracts to manage the exposure to foreign currency exchange risk. The fair values of foreign currency exchange forward contracts as of June 29, 2025 and December 29, 2024 were not material.
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
Changes in Internal Control Over Financial Reporting
During the three months ended June 29, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item 1 is included in “Note 21: Regulation and Contingencies” to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
ITEM 5. OTHER INFORMATION
(1) Disclosure in Lieu of Reporting on a Current Report on Form 8-K.
None.
(2) Insider Trading Arrangements and Policies.
During the three months ended June 29, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.
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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Condensed Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
SMITHFIELD FOODS, INC.
/s/ Mark L. Hall          August 12, 2025
Mark L. Hall
Chief Financial Officer

/s/ R. Allen Brobst, Jr.          August 12, 2025
R. Allen Brobst, Jr.
Chief Accounting Officer