Form 10-Q
period 2025-09-28
SMITHFIELD FOODS INC
filed 2025-10-28
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, the registrant had 393,112,711 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except for share and per share data, and unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales	$3,747	$3,334	$11,304	$10,190
Cost of sales	3,268	2,859	9,817	8,826
Gross profit	479	476	1,487	1,364
Selling, general and administrative expenses	178	200	643	594
Operating gains	(9)	(10)	(48)	(12)
Operating profit	310	285	892	783
Interest expense, net	11	17	33	52
Non-operating gains	(19)	(7)	(17)	(13)
Income from continuing operations before income taxes	318	276	876	745
Income tax expense	71	69	205	165
Loss (income) from equity method investments	(4)	(3)	4	(1)
Net income from continuing operations	252	209	667	581
Net income from continuing operations attributable to noncontrolling interests	4	7	7	9
Net income from continuing operations attributable to Smithfield	248	202	660	572

Income from discontinued operations before income taxes	—	49	—	187
Income tax expense (benefit) from discontinued operations	—	(41)	—	8
Net income from discontinued operations	—	90	—	179
Net income from discontinued operations attributable to noncontrolling interests	—	1	—	2
Net income from discontinued operations attributable to Smithfield	—	89	—	176

Net income	252	300	667	760
Net income attributable to noncontrolling interests	4	8	7	11
Net income attributable to Smithfield	$248	$291	$660	$749

Net income per common share attributable to Smithfield:
Basic and diluted:
Continuing operations	$0.63	$0.53	$1.68	$1.51
Discontinued operations	—	0.23	—	0.46
Total	$0.63	$0.77	$1.68	$1.97

Weighted-average shares outstanding:
Basic	393,112,711	380,069,232	391,679,362	380,069,232
Diluted	394,594,035	380,069,232	392,307,588	380,069,232
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$252	$300	$667	$760

Other comprehensive income (loss), net of tax:
Foreign currency translation	15	51	61	(35)
Pension accounting	4	3	11	10
Hedge accounting	4	(29)	(14)	(10)
Total other comprehensive income (loss)	23	25	58	(36)

Comprehensive income	275	325	726	724
Comprehensive income (loss) attributable to noncontrolling interests	9	(6)	28	(18)
Comprehensive income attributable to Smithfield	$266	$331	$698	$742
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, and unaudited)

	September 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$773	$943
Accounts receivable, net	1,040	558
Inventories, net	2,468	2,412
Prepaid expenses and other current assets	313	290
Total current assets	4,594	4,202

Property, plant and equipment, net	3,191	3,176
Goodwill	1,621	1,613
Intangible assets, net	1,260	1,266
Operating lease assets	381	335
Equity method investments	202	202
Other assets	273	260
Total assets	$11,523	$11,054

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$597	$777
Current portion of long-term debt and finance lease obligations	3	3
Current portion of operating lease obligations	69	56
Accrued expenses and other current liabilities	811	871
Total current liabilities	1,480	1,706

Long-term debt and finance lease obligations	2,001	1,999
Long-term operating lease obligations	318	286
Deferred income taxes, net	581	518
Net long-term pension obligation	215	279
Other liabilities	204	208

Redeemable noncontrolling interests	257	225

Commitments and contingencies (Note 21)

Equity:
Shareholders’ equity:
Preferred stock, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 5,000,000,000 shares authorized; 393,112,711 shares issued and outstanding as of September 28, 2025 and 380,069,232 shares issued and outstanding as of December 29, 2024	—	—
Additional paid-in capital	3,333	3,102
Retained earnings	3,548	3,184
Accumulated other comprehensive loss	(414)	(452)
Total shareholders’ equity	6,466	5,834
Total liabilities and equity	$11,523	$11,054
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Nine Months Ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities:
Net income	$667	$760
Less: Net income from discontinued operations	—	(179)
Net income from continuing operations	$667	$581
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities of continuing operations:
Depreciation and amortization	248	253
Changes in operating and other assets and liabilities, net	(794)	(615)
Other	—	14
Net cash flows from operating activities of continuing operations	121	233

Cash flows from investing activities:
Capital expenditures	(246)	(268)
Investments in partnerships and other assets	(10)	(5)
Net expenditures from breeding stock transactions	(9)	(42)
Proceeds from sale of property, plant and equipment and other assets	6	8
Insurance proceeds	7	2
Cash receipts on notes receivable	14	—
Net cash flows used in investing activities of continuing operations	(239)	(305)

Cash flows from financing activities:
Payment of dividends	(297)	(270)
Principal payments on long-term debt and finance lease obligations	(1)	(20)
Repayments to Securitization Facility	—	(14)
Proceeds from Securitization Facility	—	14
Net repayments to revolving credit facilities	—	(1)
Net proceeds from issuance of common stock	236	—
Other	(2)	1
Net cash flows used in financing activities of continuing operations	(64)	(290)

Effect of foreign exchange rate changes on cash from continuing operations	12	(12)

Cash flows from discontinued operations:
Net cash flows from operating activities of discontinued operations	—	221
Net cash flows used in investing activities of discontinued operations	—	(171)
Net cash flows used in financing activities of discontinued operations	—	(143)
Effect of foreign exchange rate changes on cash from discontinued operations	—	(5)
Net change in cash and cash equivalents of discontinued operations	—	(98)

Net change in cash, cash equivalents and restricted cash	(170)	(472)

Cash, cash equivalents and restricted cash at beginning of period (including discontinued operations)	943	751
Cash, cash equivalents and restricted cash at end of period	$773	$278
    See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions and unaudited)

	Three Months Ended September 28, 2025
	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 29, 2025	$3,335	$3,398	$(432)	$6,301
Dividend	—	(99)	—	(99)
Adjustment to redeemable noncontrolling interests	(5)	—	—	(5)
Stock compensation expense	2	—	—	2
Comprehensive income:
Net income attributable to Smithfield	—	248	—	248
Other comprehensive loss, net of tax	—	—	18	18
Balance, September 28, 2025	$3,333	$3,548	$(414)	$6,466

	Three Months Ended September 29, 2024
	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2024	$4,117	$3,864	$(545)	$7,436
Dividend	—	(88)	—	(88)
European operations carve-out	(1,125)	(1,071)	143	(2,054)
Adjustment to redeemable noncontrolling interests	(24)	—	—	(24)
Comprehensive income:
Net income attributable to Smithfield	—	291	—	291
Other comprehensive income, net of tax	—	—	39	39
Balance, September 29, 2024	$2,967	$2,997	$(363)	$5,601

	Nine Months Ended September 28, 2025
	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 29, 2024	$3,102	$3,184	$(452)	$5,834
Dividend	—	(296)	—	(296)
Net proceeds from issuance of common stock	236	—	—	236
Stock compensation expense	6	—	—	6
Adjustment to redeemable noncontrolling interests	(6)	—	—	(6)
Other	(6)	—	—	(6)
Comprehensive income:
Net income attributable to Smithfield	—	660	—	660
Other comprehensive income, net of tax	—	—	38	38
Balance, September 28, 2025	$3,333	$3,548	$(414)	$6,466

	Nine Months Ended September 29, 2024
	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2023	$4,152	$3,588	$(500)	$7,241
Dividend	—	(269)	—	(269)
European operations carve-out	(1,125)	(1,071)	143	(2,054)
Adjustment to redeemable noncontrolling interests	(58)	—	—	(58)
Other	(1)	—	—	(1)
Comprehensive income:
Net income attributable to Smithfield	—	749	—	749
Other comprehensive loss, net of tax	—	—	(6)	(6)
Balance, September 29, 2024	$2,967	$2,997	$(363)	$5,601
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
Our elected fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Unless otherwise noted, all references to the third quarter of 2025 and the three months ended September 28, 2025 are to the 13-week period ended September 28, 2025. All references to the third quarter of 2024 and the three months ended September 29, 2024 are to the 13-week period ended September 29, 2024. Each of the nine months ended September 28, 2025 and September 29, 2024 consisted of 39-weeks.
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
Recently Issued Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires companies to disaggregate income taxes paid by federal, state and foreign jurisdictions. The update is effective for our annual report on Form 10-K for fiscal year 2025, with early adoption permitted. The standard will not impact our financial position, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors with more disaggregated information about certain line items presented in the consolidated statement of income. The update is effective for our annual report on Form 10-K for fiscal year 2027, with early adoption permitted. The new disclosures are required to be applied prospectively with an option for retrospective application. The standard will not impact our financial position, results of operations or cash flows.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which aims to improve consistency in identifying the accounting acquirer in business combinations involving VIEs. The update is effective for our annual report on Form 10-K for fiscal year 2027, with early adoption permitted. Once adopted, this update will be applied prospectively to transactions within the scope of the guidance.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of credit losses on current accounts receivable and contract assets arising from transactions accounted for under ASC 606. The update is effective for fiscal year 2026, including interim periods within that fiscal year, with early adoption permitted. Once adopted, this update will be applied prospectively to assets within the scope of the guidance. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which streamlines the capitalization guidance for internal-use software and supersedes prior guidance on website development costs. The update is effective for fiscal year 2028, including interim periods within that fiscal year, with early adoption permitted. Once adopted, this update will be applied prospectively to software development projects initiated after adoption.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which clarifies the scope of derivative accounting and provides guidance on share-based noncash consideration in revenue contracts. The update is effective for fiscal year 2027, including interim periods within that fiscal year, with early adoption permitted. Once adopted, this update will be applied prospectively to contracts within the scope of the guidance. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

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
Fresh Pork
The Fresh Pork segment consists of our U.S. operations that process live hogs into a wide variety of primal, sub-primal and offal products, such as bellies, butts, hams, loins, picnics and ribs. During the first nine months of 2025, the Fresh Pork segment sourced approximately 40% of its raw materials from our Hog Production segment, compared to approximately 50% during the same period in 2024, with the remainder from third-party farmers with whom we partner across the U.S. Approximately one-third of our fresh pork products, including the majority of hams, bellies and trimmings, is transferred to our Packaged Meats segment. Externally, we sell our fresh pork products to domestic retail, foodservice and industrial customers, as well as to export markets, including, among others, China, Mexico, Japan, South Korea and Canada.
Hog Production
The Hog Production segment consists of our hog production operations in the U.S., which produce and raise our hogs on numerous Company-owned farms and farms that are owned and operated by third-party contract farmers. Nearly all of the hogs produced by this segment are processed by our Fresh Pork segment. The Hog Production segment also sells grains and feed to external customers.
The following tables provide certain financial information by reportable segment with a reconciliation to the consolidated totals.

	Three Months Ended September 28, 2025
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$2,090	$2,185	$813	$131	$—	$—	$(1,473)	$3,747
Cost of sales	1,770	2,135	714	116	—	5	(1,473)	3,268
Selling, general and administrative expenses	95	40	10	5	24	5	—	178
Operating gains	—	—	—	—	—	(9)	—	(9)
Operating profit (loss)	226	10	89	10	(24)	(1)	—	310
Interest expense, net						11		11
Non-operating gains						(19)		(19)
Income from continuing operations before income taxes								$318
Other segment data:
Depreciation and amortization	$33	$27	$14	$7	$—	$1	$—	$82
Capital expenditures	41	30	14	3	1	—	—	88

	Three Months Ended September 29, 2024
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$1,917	$1,951	$738	$117	$—	$—	$(1,389)	$3,334
Cost of sales	1,578	1,878	685	92	—	15	(1,389)	2,859
Selling, general and administrative expenses	100	46	12	5	28	9	—	200
Operating gains	—	—	—	—	—	(10)	—	(10)
Operating profit (loss)	239	28	40	20	(28)	(15)	—	285
Interest expense, net						17		17
Non-operating gains						(7)		(7)
Income from continuing operations before income taxes								$276
Other segment data:
Depreciation and amortization	$31	$29	$15	$7	$—	$5	$—	$88
Capital expenditures	29	19	9	1	38	—	—	95
________________
(1)Includes our Mexico and Bioscience operations. Our Mexico operations include the raising of hogs and production of pork products that are sold primarily to customers in Mexico. Our Bioscience operations use raw materials from hogs that we harvest to manufacture heparin products, including an active pharmaceutical ingredient that mitigates the risk of blood clots.
(2)Represents general corporate expenses for management and administration of the business.
(3)Represents certain items that we do not allocate to our segments.

	Nine Months Ended September 28, 2025
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$6,193	$6,299	$2,585	$355	$—	$—	$(4,129)	$11,304
Cost of sales	5,126	6,046	2,442	307	—	25	(4,129)	9,817
Selling, general and administrative expenses	275	125	31	17	79	116	—	643
Operating gains	—	—	—	—	—	(48)	—	(48)
Operating profit (loss)	792	127	112	32	(79)	(92)	—	892
Interest expense, net						33		33
Non-operating losses						(17)		(17)
Income from continuing operations before income taxes								$876
Other segment data:
Depreciation and amortization	$99	$82	$42	$20	$1	$4	$—	$248
Capital expenditures	119	77	38	7	6	—	—	246

	Nine Months Ended September 29, 2024
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$5,861	$5,871	$2,220	$350	$—	$—	$(4,111)	$10,190
Cost of sales	4,717	5,538	2,319	314	—	49	(4,111)	8,826
Selling, general and administrative expenses	289	137	36	17	92	22	—	594
Operating gains	—	—	—	—	—	(12)	—	(12)
Operating profit (loss)	855	196	(136)	18	(92)	(59)	—	783
Interest expense, net						52		52
Non-operating gains						(13)		(13)
Income from continuing operations before income taxes								$745
Other segment data:
Depreciation and amortization	$91	$85	$46	$24	$1	$6	$—	$253
Capital expenditures	105	75	27	10	50	—	—	268
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
(3)Represents certain items that we do not allocate to our segments.

The following tables disaggregate our sales to customers by reportable segment and by major distribution channel.

	Three Months Ended September 28, 2025
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$1,238	$719	$27	$102	$3	$2,090	$—	$2,090
Fresh Pork	506	71	414	284	1	1,275	910	2,185
Hog Production	—	—	—	—	251	251	562	813
Other (7)	—	—	—	—	131	131	—	131
Intersegment	—	—	—	—	—	—	(1,473)	(1,473)
Total	$1,744	$790	$442	$386	$386	$3,747	$—	$3,747

	Three Months Ended September 29, 2024
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$1,167	$634	$14	$98	$4	$1,917	$—	$1,917
Fresh Pork	479	57	391	267	1	1,195	756	1,951
Hog Production	—	—	—	—	106	106	632	738
Other (7)	—	—	—	—	117	117	—	117
Intersegment	—	—	—	—	—	—	(1,389)	(1,389)
Total	$1,646	$691	$405	$365	$227	$3,334	$—	$3,334
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
(6)Includes external sales from our Mexico operations of $129 million and $105 million in the three months ended September 28, 2025 and September 29, 2024, respectively. All other external sales are sourced from our U.S. operations.
(7)Includes our Mexico and Bioscience operations.

	Nine Months Ended September 28, 2025
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$3,800	$1,994	$70	$317	$12	$6,193	$—	$6,193
Fresh Pork	1,523	202	1,246	816	5	3,792	2,507	6,299
Hog Production	—	—	—	—	965	965	1,621	2,585
Other (7)	—	—	—	—	355	355	1	355
Intersegment	—	—	—	—	—	—	(4,129)	(4,129)
Total	$5,323	$2,195	$1,317	$1,132	$1,336	$11,304	$—	$11,304

	Nine Months Ended September 29, 2024
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$3,681	$1,804	$65	$300	$11	$5,861	$—	$5,861
Fresh Pork	1,464	173	1,221	774	3	3,635	2,236	5,871
Hog Production	—	—	—	—	345	345	1,874	2,220
Other (7)	—	—	—	—	349	349	1	350
Intersegment	—	—	—	—	—	—	(4,111)	(4,111)
Total	$5,145	$1,977	$1,286	$1,074	$708	$10,190	$—	$10,190
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
(6)Includes external sales from our Mexico operations of $341 million and $316 million in the nine months ended September 28, 2025 and September 29, 2024, respectively. All other external sales are sourced from our U.S. operations.
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

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in millions)
Sales	$—	$626	$—	$2,362
Cost of sales	—	542	—	2,037
Gross profit	—	84	—	325
Selling, general and administrative expenses	—	44	—	149
Operating gains	—	(4)	—	(15)
Operating profit	—	45	—	190
Interest expense	—	2	—	4
Non-operating gains	—	(7)	—	—
Income from discontinued operations before income taxes	—	49	—	187
Income tax expense (benefit) from discontinued operations (1)	—	(41)	—	8
Net income from discontinued operations	$—	$90	$—	$179
________________
(1)Income tax expense (benefit) from discontinued operations for 2024 includes a $27 million income tax benefit recognized as a result of the carve-out of our European operations.
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
NOTE 5: OPERATING GAINS AND NON-OPERATING GAINS
The following table provides details of operating gains and non-operating gains.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in millions)
Operating gains:
Insurance recoveries (1)	$(2)	$(3)	$(37)	$(4)
Gain on disposal of assets	(1)	(5)	(4)	(5)
Other operating gains (2)	(6)	(2)	(7)	(3)
Operating gains	$(9)	$(10)	$(48)	$(12)

Non-operating gains:
Gain on nonqualified retirement plan assets (3)	$(23)	$(9)	$(29)	$(18)
Net pension and postretirement benefits cost (4)	4	2	13	5
Other non-operating gains	—	—	—	(1)
Non-operating gains	$(19)	$(7)	$(17)	$(13)
________________
(1)Consists of gains recognized in connection with settlements of insurance claims associated with property damage. Also includes settlements of insurance claims in the second quarter of 2025 and the second and third quarters of 2024 for losses incurred in connection with past litigation.
(2)Includes a $6 million gain recognized in the third quarter of 2025 related to the settlement of a commercial dispute.
(3)Includes a $17 million gain recognized in the third quarter of 2025 for a one-time benefit on company-owned life insurance policies.
(4)Includes the components of net pension and postretirement benefits cost other than service cost, which is included in operating profit. These components consist of interest cost, expected return on plan assets, amortization of actuarial gains/losses and prior service costs/credits, and curtailment gains.
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

	Three Months Ended		Nine Months Ended		Cumulative
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025
	(in millions)
Accelerated depreciation	$—	$—	$2	$—	$172
Contract termination costs	—	—	—	8	57
Employee termination benefits	—	—	—	2	32
Loss on asset disposals	—	—	—	—	9
Other exit costs	1	3	1	4	111
Total	$1	$3	$3	$13	$380
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
NOTE 8: ACCOUNTS RECEIVABLE
Accounts receivable, net is comprised of both receivables from contracts with customers and other receivables. Our receivables from contracts with customers were $985 million and $494 million as of September 28, 2025 and December 29, 2024, respectively.
We monitor the credit risk associated with our accounts receivable and establish an allowance for credit losses expected to be incurred over the life of the receivable. Accounts receivable is recorded net of this allowance. We calculate this allowance based on our history of write-offs, future economic conditions, level of past due accounts, the financial health of our customers and historical experience. Our allowance for credit losses was not material for the periods presented.
NOTE 9: INVENTORIES
Inventories, net consist of the following:

	September 28, 2025	December 29, 2024
	(in millions)
Fresh and packaged meats	$1,343	$1,006
Livestock	715	949
Grains	151	208
Maintenance parts	122	115
Manufacturing supplies	118	115
Other	20	19
Inventories, net	$2,468	$2,412
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

A portion of our derivatives are exchange traded futures contracts held with brokers, subject to netting arrangements that are enforceable during the ordinary course of business. Additionally, we have a portfolio of over-the-counter derivatives that are held by counterparties under netting arrangements found in typical master netting agreements. These agreements legally allow for net settlement in the event of bankruptcy. We offset the fair values of derivative assets and liabilities, along with the related cash collateral, that are executed with the same counterparty under these arrangements in the condensed consolidated balance sheets.
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating were sufficiently downgraded. As of September 28, 2025, the net liability position of our open derivative instruments subject to credit risk-related contingent features was $30 million. As of the end of the third quarter of 2025, we were not required to post any collateral to cover losses associated with this net liability position. If our credit rating were sufficiently downgraded, we would be required to post $25 million in collateral.
The size and mix of our derivative portfolio vary from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	September 28, 2025	December 29, 2024	September 28, 2025	December 29, 2024
	(in millions)
Derivatives using the “hedge accounting” method:
Commodity contracts	$9	$13	$66	$37
Derivatives using the “mark-to-market” method:
Commodity contracts	1	2	11	7
Foreign exchange contracts	1	—	—	—
Total fair value of derivative instruments	$11	$15	$76	$44

The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our condensed consolidated balance sheets and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities.

	September 28, 2025
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative and Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet (1)
	(in millions)
Assets:
Commodity contracts	$11	$(10)	$1	$16	$16
Foreign exchange contracts	1	—	1	—	1
Total	$11	$(10)	$1	$16	$17
Liabilities:
Commodity contracts	$76	$(10)	$66	$(35)	$31
________________
(1)Net derivative assets are recorded in prepaid expenses and other current assets. Net derivative liabilities are recorded in accrued expenses and other current liabilities. These balances include $50 million in cash collateral paid to and held by our brokers, $16 million of which represents the initial margin and exceeded the related open derivative liability position.

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
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of fresh pork and the forecasted purchase of grains, hogs, and energy. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt and the forecasted issuance of fixed rate debt. Lastly, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of September 28, 2025, substantially all of our commodity-related cash flow hedges were for transactions forecasted through April 2026.
As of September 28, 2025, the notional volumes associated with open derivative instruments designated in cash flow hedging relationships were as follows:

	Volume	Metric
Lean hogs	767,494,000	Pounds
Corn	21,479,000	Bushels
Soybean meal	168,000	Tons
Natural Gas	2,120,000	Million BTU
Diesel	3,024,000	Gallons

The following table presents the effects on our condensed consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended		Three Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
(in millions)
Commodity contracts	$(33)	$(3)	$(38)	$37

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Nine Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in millions)
Commodity contracts	$(71)	$(3)	$(51)	$11
Interest rate contracts	—	—	(1)	(1)
Foreign currency contracts	—	1	—	1
Total	$(71)	$(2)	$(52)	$11

The amounts associated with option contracts as of and for the three and nine months ended September 28, 2025 were not material. In the three and nine months ended September 29, 2024, we recognized $10 million and $48 million in expenses for option premiums, which are excluded from the assessment of hedge effectiveness. As of September 29, 2024, accumulated other comprehensive income included $4 million of net gains associated with options for which the underlying hedged transactions had not yet impacted earnings. This amount represents the difference between the change in the fair value of the options and the amount of option premiums amortized through earnings.
We expect to reclassify $7 million ($6 million net of tax) of deferred losses on closed derivative contracts included in accumulated other comprehensive loss as of September 28, 2025. We are unable to estimate the amount of deferred gains or losses related to open derivative contracts to be reclassified into earnings within the next twelve months as their values are subject to change.

Fair Value Hedges
We enter into derivative instruments (primarily futures contracts) that are designed to hedge changes in the fair value of firm commitments to buy grains and hogs. As of September 28, 2025, the notional volumes associated with open derivative instruments designated in fair value hedging relationships were as follows:

	Volume	Metric
Lean hogs	236,160,000	Pounds
Corn	3,425,000	Bushels
Soybeans	310,000	Bushels
The carrying value of hedged firm commitments designated in fair value hedge relationships as of September 28, 2025 was $14 million. The carrying value of hedged firm commitments designated in fair value hedge relationships as of December 29, 2024 was immaterial. When the underlying inventories are acquired, the hedge relationship is discontinued and the fair value hedge adjustment is reclassified to inventories. The amount of fair value hedge gains remaining in inventories for which hedge accounting has been discontinued were immaterial as of September 28, 2025 and December 29, 2024.
Mark-to-Market Method
As of September 28, 2025, the notional volumes associated with open derivative instruments using the “mark-to-market” method were as follows:

	Volume	Metric
Commodity contracts:
Lean hogs	91,898,000	Pounds
Corn	9,795,000	Bushels
Soybean meal	157,000	Tons
Soybeans	915,000	Bushels
Natural gas	104,000	Million BTU
Diesel	1,008,000	Gallons
Foreign currency contracts	26,185,092	U.S. Dollars

Derivative Impact on the Condensed Consolidated Statements of Income
The following table presents the effect of derivatives on the condensed consolidated statements of income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in millions)		(in millions)
Sales:
Cash flow hedging—commodity contracts	$(39)	$47	$(53)	$34
Mark-to-market—commodity contracts	2	(3)	(11)	(7)
Total derivative gain (loss) recognized in sales	(37)	44	(65)	27

Cost of sales:
Cash flow hedging—commodity contracts	1	(10)	2	(23)

Fair value hedging—commodity contracts:
Change in fair value of open derivatives	(7)	1	(20)	5
Change in fair value of related hedged items	7	(1)	20	(5)
Gain (loss) on closed derivatives (1)	(4)	2	(4)	8

Mark-to-market—commodity contracts	7	(5)	15	(8)
Total derivative gain (loss) recognized in cost of sales	4	(13)	12	(23)

Selling, general and administrative expenses:
Mark-to-market—foreign currency contracts	1	—	(1)	1

Interest expense:
Cash flow hedging—interest rate contracts	—	—	(1)	(1)

Discontinued operations:
Cash flow hedging - foreign exchange contracts	—	—	—	1
Mark to market - foreign exchange contracts	—	3	—	3
Total derivative gain recognized in discontinued operations	—	3	—	4

Total derivative gain (loss)	$(33)	$33	$(54)	$9
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
NOTE 12: DEBT
Senior Unsecured Revolving Credit Facility
In February 2025, we refinanced our $2,100 million senior unsecured revolving credit facility (“Senior Revolving Credit Facility”), extending the maturity date from May 21, 2027 to February 12, 2030 with the option to extend the maturity date for up to two one-year periods, subject to obtaining the lenders’ consent and satisfaction of certain other conditions. The Senior Revolving Credit Facility capacity remains at $2,100 million. As part of the new agreement, there are no longer any subsidiary guarantors under the Senior Revolving Credit Facility which also released the subsidiary guarantors from our Senior Unsecured Notes. The Senior Revolving Credit Facility bears interest at the Secured Overnight Financing Rate plus a margin ranging from 0.875% to 1.50% per annum, or, at our election, at a base rate plus a margin ranging from 0.00% to 0.50% per annum, in each case depending on our senior unsecured debt ratings. The Senior Revolving Credit Facility also contains financial maintenance covenants requiring us to maintain a maximum total consolidated leverage ratio (ratio of consolidated funded debt to consolidated capitalization, each as defined in the Senior Revolving Credit Facility) of 0.50 to 1.00 (which we may elect to increase to 0.55 to 1.00 with respect to any fiscal quarter in which a material acquisition is consummated and the immediately following three consecutive fiscal quarters, subject to certain restrictions) and a minimum interest coverage ratio (“ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense, each as defined in the Senior Revolving Credit Facility”) of 3.50 to 1.00.
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
Accounts Receivable Securitization Facility
We maintain a $225 million accounts receivable securitization facility (“Securitization Facility”), which matures in November 2027. As part of the Securitization Facility, certain accounts receivable of our major domestic meat processing subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges all such accounts receivable not otherwise sold pursuant to the Monetization Facility (as defined below) as security for loans made, and letters of credit issued, by participating lenders under the Securitization Facility. The SPV is included in our condensed consolidated financial statements and therefore the accounts receivable owned by it are included in our condensed consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of September 28, 2025, the SPV held $632 million of accounts receivable. We must maintain certain ratios related to the collection of our receivables as a condition of the Securitization Facility agreement. As of September 28, 2025, we had $28 million in letters of credit issued under the Securitization Facility. None of the letters of credit were drawn upon.

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
In the first quarter of 2023, we sold $227 million of accounts receivable at a discount and received proceeds totaling $225 million. We reinvested $24 million and $793 million of cash collections from customers in the revolving sale of accounts receivable to purchasing banks in the third quarter of 2025 and 2024, respectively, and $2,085 million and $2,836 million in the first nine months of 2025 and 2024, respectively. We recognized charges totaling $3 million in the third quarter of 2024 and $5 million and $10 million in the first nine months of 2025 and 2024, respectively, attributable to the discount on the sale of accounts receivable in SG&A in the condensed consolidated statements of income. The charges for the third quarter of 2025 were not material.
On July 22, 2025, we terminated the Monetization Facility and paid $232 million to participating banks to reacquire the outstanding balance of accounts receivable previously sold under the facility. The Monetization Facility was originally established to provide us with additional liquidity and working capital flexibility. In light of our liquidity position and internal capital resources as of July 22, 2025, we determined that the Monetization Facility was no longer cost-effective or necessary. There were no early termination penalties or other material exit costs incurred in connection with the termination of the Monetization Facility.
NOTE 13: LEASES
In the second quarter of 2025, we amended the term of approximately 700 contracts with independent farmers who raise our hogs. These contracts include a lease component for the use of the farmers’ facilities. The amended contracts increased our operating lease obligation by $59 million. The amended noncancellable term of the agreements is three years beginning in June 2025. The contracts may be terminated by either party with three-years advance notice.
NOTE 14: GUARANTEES
In the second quarter of 2025, Monarch refinanced its debt, repaying a debt facility of up to $61 million that Smithfield and certain other joint ventures partners in Monarch had jointly and severally guaranteed. Smithfield was released from the guaranty and no longer provides a guaranty of Monarch’s debt.
NOTE 15: INCOME TAXES
Our effective tax rate attributable to continuing operations decreased to 22.2% for the third quarter of 2025 compared to 25.0% for the third quarter of 2024. The decrease was primarily driven by a non-taxable gain recognized in the third quarter of 2025 for a one-time benefit on company-owned life insurance policies. Our effective tax rate attributable to continuing operations increased to 23.4% for the first nine months of 2025 compared to 22.2% for the first nine months of 2024. The increase was primarily attributable to the deductibility of certain officer compensation.

One Big Beautiful Bill
On July 4, 2025, the Tax Relief for American Families and Workers Act of 2025 (commonly known as the “One Big Beautiful Bill” or “OBBB”) was signed into law. This comprehensive legislation made several significant changes to federal tax law, including:
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
In the third quarter of 2025, following the enactment of the OBBB, the Company reclassified approximately $77 million of deferred tax assets related to R&D capitalization to current taxes receivable.
NOTE 16: PENSION AND OTHER RETIREMENT PLANS
The following table presents the components of the net periodic pension cost for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in millions)
Interest cost	$25	$25	$76	$74
Amortization	5	5	16	14
Service cost	3	3	9	9
Expected return on plan assets	(26)	(28)	(79)	(83)
Net periodic pension cost	$7	$5	$21	$14

The components of net periodic pension cost other than service cost, which is included in operating profit, are included in non-operating gains in the condensed consolidated statements of income.
In addition to our funding requirement for our qualified pension plans in fiscal year 2025 of $6 million, we made a voluntary contribution of $44 million in the third quarter of 2025 to improve the funded status of the plans and reduce plan expenses.
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

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in millions)
Beginning balance	$245	$265	$225	$246
Attribution of net income	4	7	7	9
Attribution of other comprehensive income (loss), net of tax	5	(14)	21	(29)
Dividends	(1)	—	(1)	(1)
Adjustment to redemption value (1)	5	24	6	58
Ending balance	$257	$282	$257	$282
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
Initial Public Offering
On January 29, 2025, we completed our IPO of 26,086,958 shares of common stock, which represents 7% of the total outstanding shares, at a price of $20.00 per share. We issued 13,043,479 shares of common stock bringing the total number of outstanding shares to 393,112,711. The remaining 13,043,479 shares of common stock were sold by WH Group, through its indirect wholly owned subsidiary SFDS UK Holdings Limited (“SFDS UK”), our only shareholder at the time. WH Group granted the underwriters a 30-day option to purchase up to 3,913,042 additional shares of our common stock. On February 20, 2025, the underwriters partially exercised that option and purchased 2,506,936 additional shares of common stock from WH Group. We received net proceeds from the IPO of $236 million after deducting underwriting discounts, commissions and fees.
Secondary Offering
In the third quarter of 2025, WH Group, through its indirect wholly owned subsidiary SFDS UK, sold another 22,461,452 shares of our common stock in a secondary offering. The sale did not affect the number of shares outstanding, nor did we receive any proceeds from the sale of stock by WH Group. Following this offering, WH Group owns approximately 87.0% of our outstanding common stock.
Stock-Based Compensation
In connection with the IPO, we granted to certain of our directors and employees and certain directors and employees of WH Group: (1) options to purchase 9,822,467 shares with an exercise price equal to the IPO price of $20.00 per share option and (2) 1,527,000 RSUs. The options and substantially all RSUs vest over a five year period, with 20% vesting each year. We recognized compensation expense totaling $2 million and $6 million associated with these equity instruments during the three and nine months ended September 28, 2025, respectively. Unrecognized compensation expense totaled $39 million as of September 28, 2025, which is expected to be recognized on a straight-line basis over the remaining vesting period of 4.3 years. No compensation expense was recognized for stock options and RSUs granted to directors and employees of WH Group. Such awards will be accounted for as a dividend upon issuance of the shares based on the grant-date fair value.

Accumulated Other Comprehensive Loss
The following tables present the beginning and ending balances of accumulated other comprehensive loss by component.

	Three Months Ended September 28, 2025
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, June 29, 2025	$21	$(410)	$(43)	$(432)
Other comprehensive income, net of tax	10	4	4	18
Balance, September 28, 2025	$32	$(406)	$(40)	$(414)

	Three Months Ended September 29, 2024
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, June 30, 2024	$(205)	$(367)	$27	$(545)
Other comprehensive income (loss), net of tax	65	3	(29)	39
European operations carve-out	143	—	(1)	143
Balance, September 29, 2024	$3	$(363)	$(3)	$(363)

	Nine Months Ended September 28, 2025
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 30, 2024	$(8)	$(418)	$(26)	$(452)
Other comprehensive income (loss), net of tax	40	11	(14)	38
Balance, September 28, 2025	$32	$(406)	$(40)	$(414)

	Nine Months Ended September 29, 2024
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 31, 2023	$(134)	$(373)	$8	$(500)
Other comprehensive income (loss), net of tax	(6)	10	(10)	(6)
European operations carve-out	143	—	(1)	143
Balance, September 29, 2024	$3	$(363)	$(3)	$(363)

Other Comprehensive Income (Loss)
The following table presents the details of other comprehensive income (loss).

	Three Months Ended
	September 28, 2025			September 29, 2024
	Before Tax	Tax	After Tax	Before Tax		Tax		After Tax
	(in millions)
Continuing operations:
Foreign currency translation:
Translation gains (losses) (1)	$15	$—	$15	$(67)		$—		$(67)
Retirement benefits:
Amortization of actuarial losses and prior service credits reclassified to non-operating gains	5	(1)	4	4		(1)		3
Derivatives:
Losses arising during the period	(33)	8	(24)	(3)		1		(2)
(Gains) losses reclassified to sales	39	(10)	29	(47)		12		(35)
(Gains) losses reclassified to cost of sales	(1)	—	(1)	10		(3)		7
Total other comprehensive income (loss) from continuing operations	$26	$(3)	$23	$(102)		$9		$(93)

Discontinued operations:
Foreign currency translation:
Translation gains (1)	$—	$—	$—	$118		$—		$118
Total other comprehensive income from discontinued operations	$—	$—	$—	$118	0	$—	0	$118

Total other comprehensive income	$26	$(3)	$23	$16		$9		$25
Other comprehensive income (loss) attributable to noncontrolling interest	6	—	5	(14)		—		(14)
Other comprehensive income attributable to Smithfield	$20	$(2)	$18	$30		$9		$39
________________
(1)We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, record no deferred income taxes on such amounts. The three months ended September 28, 2025 and September 29, 2024 included $5 million of translation gains and $14 million of translation losses, respectively, attributable to noncontrolling interests, which are included in redeemable noncontrolling interests on the condensed consolidated balance sheet.

	Nine Months Ended
	September 28, 2025			September 29, 2024
	Before Tax	Tax	After Tax	Before Tax		Tax		After Tax
	(in millions)
Continuing operations:
Foreign currency translation:
Translation gains (losses) (1)	$61	$—	$61	$(113)	0	$—		$(113)
Retirement benefits:
Amortization of actuarial losses, prior service credits and curtailment gains reclassified to non-operating gains	15	(4)	11	13		(3)		10
Derivatives:
Losses arising during the period	(71)	18	(53)	(3)		1		(2)
(Gains) losses reclassified to sales	53	(14)	39	(34)		9		(25)
(Gains) losses reclassified to cost of sales	(2)	1	(1)	23		(6)		17
Losses reclassified to interest expense	1	—	1	1		—		1
Total other comprehensive income (loss) from continuing operations	$57	$1	$58	$(112)		$—		$(112)

Discontinued operations:
Foreign currency translation:
Translation gains (1)	$—	$—	$—	$77		$—		$77
Derivatives:
Derivative gains arising during the period	—	—	—	1		—		1
Gains reclassified to sales	—	—	—	(1)		—		(1)
Total other comprehensive income from discontinued operations	$—	$—	$—	$76	0	$—	0	$76

Total other comprehensive income (loss)	$57	$1	$58	$(36)		$—		$(36)
Other comprehensive income (loss) attributable to noncontrolling interest	20	—	21	(29)		—		(29)
Other comprehensive income (loss) attributable to Smithfield	$37	$1	$38	$(6)		$—		$(6)
________________
(1)We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, record no deferred income taxes on such amounts. The nine months ended September 28, 2025 and September 29, 2024 included $21 million of translation gains and $29 million of translation losses, respectively, attributable to noncontrolling interests, which are included in redeemable noncontrolling interests on the condensed consolidated balance sheet.
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
The following table provides the weighted-average shares used in the denominator for those computations.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Basic weighted-average shares outstanding	393,112,711	380,069,232	391,679,362	380,069,232
Add: Dilutive effect of stock options and RSUs	1,481,324	—	628,226	—
Diluted weighted-average shares outstanding (1)	394,594,035	380,069,232	392,307,588	380,069,232
__________________
(1)Approximately 6.8 million stock options were excluded from the computation of diluted weighted-average shares outstanding for the nine months ended September 28, 2025, because their effect would have been anti-dilutive. No stock options were excluded from the computation for the three months ended September 28, 2025.
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

	September 28, 2025				December 29, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Derivatives:
Commodity derivative contracts	$5	$5	$1	$11	$9	$6	$—	$15
Foreign exchange contracts	—	1	—	1	—	—	—	—
Mutual funds (1)	65	—	—	76	74	—	—	84
Insurance contracts	—	132	—	132	—	104	—	104
Total	$70	$137	$1	$219	$83	$110	$—	$202

Liabilities:
Commodity derivative contracts	$40	$36	$—	$76	$32	$12	$—	$44
Total	$40	$36	$—	$76	$32	$12	$—	$44
__________________
(1)Institutional funds that are not publicly traded are estimated at fair value using the net asset value per share of the investment as a practical expedient and are not categorized in the fair value hierarchy. Therefore, the sum of the values categorized in the fair value hierarchy above do not agree to the total.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. For the three and nine months ended September 28, 2025 and September 29, 2024, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis after initial recognition.

Redeemable Noncontrolling Interest
The redemption value for the noncontrolling interest in Granjas Carroll de Mexico, S. de R.L. de C.V., (commonly known as “Altosano”) is fair value. We estimate the redemption value of Altosano using an income and a market approach. Under the income approach, fair value is determined by using the projected discounted cash flows. Under the market approach, the fair value is determined by reference to guideline companies that are reasonably comparable; the fair value is estimated based on the valuation multiples of EBITDA. The significant unobservable inputs used in the determination of the fair value have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements as of the reporting date. The following table provides the significant unobservable level 3 inputs used in the valuation.

Unobservable Inputs	September 28, 2025	December 29, 2024
Weighted-average cost of capital	10%	9%
Growth rate	3%	3%
EBITDA multiple	8.75x	10x
Control premium	25%	25%
Other Financial Instruments
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of total debt.

	September 28, 2025		December 29, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total debt	$1,898	$1,985	$1,821	$1,983
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
Concentrations of credit risk with respect to accounts and notes receivable are limited due to our large number of customers. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of September 28, 2025, we had accounts and notes receivable from Murphy Family Farms and VisionAg totaling $230 million and $42 million, respectively. A portion of these balances are secured by the breeding stock and inventories owned by Murphy Family Farms and VisionAg. We have an agreement to purchase 3.2 million and 600,000 market hogs annually from Murphy Family Farms and VisionAg, respectively, which further mitigates our exposure to potential credit risk.
Additionally, as of September 28, 2025, 11.7% of our accounts receivable balance was due from Walmart. No other single customer or customer group represented 10% or greater of our accounts receivable.
Our derivative counterparties primarily consist of financial institutions that are investment grade. A portion of our financial instruments are exchange traded derivative contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of September 28, 2025, we had gross credit exposure of $6 million on non-exchange traded derivative contracts. After taking into account the effect of netting arrangements, we had no credit exposure on non-exchange traded derivative contracts.
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
As of September 28, 2025 and December 29, 2024, we had contingent liabilities totaling $153 million and $141 million, respectively, in accrued expenses and other current liabilities on the condensed consolidated balance sheets related to litigation matters, including those described below. Charges totaling $80 million were recorded in the nine months ended September 28, 2025, including those described below, in SG&A in the condensed consolidated statements of income. None of these charges were recorded in the third quarter of 2025. We did not record any significant charges for litigation matters in the three and nine months ended September 29, 2024. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material. Additionally, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position.
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
In addition to the class actions, the Company has been named as a defendant in similar antitrust lawsuits and related claims brought by a number of individual parties who opted out of the classes. The plaintiffs in the non-class cases assert the same or similar antitrust claims as the plaintiffs in the class actions. The Company has entered into negotiations with many of these claimants and has settled certain of these cases. Currently, 14 of these cases are pending against the Company.
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
Overview
Smithfield Foods, Inc., together with its subsidiaries (“Smithfield,” “the Company,” “we,” “us” or “our”) is an American food company that employs approximately 32,000 people in the United States (“U.S.”) and 2,500 people in Mexico. We boast a portfolio of high-quality, iconic brands, such as Smithfield®, Eckrich® and Nathan’s Famous®, among many others. We are an indirect, majority-owned subsidiary of Hong Kong-based WH Group Limited (“WH Group”).
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
Hog Production Segment
The Hog Production segment consists of our hog production operations in the U.S., which produce and raise our hogs on numerous Company-owned farms and farms that are owned and operated by third-party contract farmers. Nearly all of the hogs produced by this segment are processed by our Fresh Pork segment. The Hog Production segment also sells grains and feed to external customers. In fiscal year 2024 and through the third quarter of 2025, approximately 60% of the Hog Production segment’s cost of goods sold was from animal feed, which is derived primarily from corn and soybean meal.

Our elected fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Unless otherwise noted, all references to the third quarter of 2025 and the three months ended September 28, 2025 are to the 13-week period ended September 28, 2025. All references to the third quarter of 2024 and the three months ended September 29, 2024 are to the 13-week period ended September 29, 2024. Each of the nine months ended September 28, 2025 and September 29, 2024 consisted of 39-weeks.
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
We continue to optimize the size of our hog production operations and procure a greater mix of hogs from independent suppliers with market-based supply agreements in order to supply our Fresh Pork segment. We have reduced the size of our internal hog production from a peak of 17.6 million head in 2019 to 14.6 million head in 2024, and we continue to explore opportunities for reduced internal production. We expect to produce under 11.5 million head in 2025, which would represent approximately 40% of the hogs processed by our Fresh Pork segment.
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
Tariffs
We export our products to over 30 countries, including China. Those exports primarily consist of fresh pork products. For the first nine months of 2025, our export sales into China accounted for approximately 2% of our total sales. As of September 28, 2025, products we export to China faced tariffs that ranged from 25% to 57%, with most products subject to 57% tariff rates.
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
As of September 28, 2025 and December 29, 2024, we had contingent liabilities totaling $153 million and $141 million, respectively, in accrued expenses and other current liabilities on the condensed consolidated balance sheets related to litigation matters. Charges totaling $80 million were recorded in the nine months ended September 28, 2025 and are included in SG&A in the condensed consolidated statements of income. None of these charges were recorded in the third quarter of 2025. We did not record any significant charges for litigation matters in the three and nine months ended September 29, 2024. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material.
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
One Big Beautiful Bill
On July 4, 2025, the Tax Relief for American Families and Workers Act of 2025 (commonly known as the “One Big Beautiful Bill” or “OBBB”) was signed into law. This comprehensive legislation made several significant changes to federal tax law, including:
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
In the third quarter of 2025, following the enactment of the OBBB, the Company reclassified approximately $77 million of deferred tax assets related to R&D capitalization to current taxes receivable.
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
Initial Public Offering
On January 29, 2025, we completed our initial public offering (“IPO”) of 26,086,958 shares of common stock, which represents 7% of the total outstanding shares, at a price of $20.00 per share. We issued 13,043,479 shares of common stock bringing the total number of outstanding shares to 393,112,711. The remaining 13,043,479 shares of common stock were sold by WH Group, through its indirect wholly owned subsidiary SFDS UK Holdings Limited (“SFDS UK”), our only shareholder at the time. WH Group granted the underwriters a 30-day option to purchase up to 3,913,042 additional shares of our common stock. On February 20, 2025, the underwriters partially exercised such option and purchased 2,506,936 additional shares of common stock from WH Group. We received net proceeds from the IPO of $236 million after deducting underwriting discounts, commissions and fees. As a result of the IPO, our common stock is listed on the Nasdaq Global Select Market under the ticker “SFD.”
In connection with the IPO, we granted to our directors and certain of our employees and certain directors and employees of WH Group: (1) options to purchase 9,822,467 shares with an exercise price equal to the IPO price and an aggregate grant date fair value of $30 million and (2) 1,527,000 restricted stock units (“RSUs”) with an aggregate grant date fair value of $31 million. The options and substantially all RSUs vest over a five year period, with 20% vesting each year. We recognized compensation expense totaling $2 million and $6 million associated with these equity instruments during the three and nine months ended September 28, 2025. Unrecognized compensation expense totaled $39 million as of September 28, 2025, which is expected to be recognized on a straight-line basis over the remaining vesting period of 4.3 years.
Secondary Offering
In the third quarter of 2025, WH Group, through its indirect wholly owned subsidiary SFDS UK, sold another 22,461,452 shares of our common stock in a secondary offering. The sale did not affect the number of shares outstanding, nor did we receive any proceeds from the sale of stock by WH Group. Following this offering, WH Group owns approximately 87.0% of our shares of common stock.
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
In the nine months ended September 29, 2024, we recognized charges totaling $13 million associated with Hog Production Reform in cost of sales in the condensed consolidated statements of income. Amounts recognized for all other periods presented were not material.
Results of Operations
Consolidated Results of Continuing Operations

	Three Months Ended				Nine Months Ended
	September 28, 2025	September 29, 2024	$ Change	% Change	September 28, 2025	September 29, 2024	$ Change	% Change
	(in millions)				(in millions)
Sales	$3,747	$3,334	$412	12.4%	$11,304	$10,190	$1,114	10.9%
Cost of sales	3,268	2,859	409	14.3%	9,817	8,826	991	11.2%
Gross profit	479	476	4	0.8%	1,487	1,364	123	9.0%
Selling, general and administrative expenses	178	200	(22)	(11.1)%	643	594	50	8.4%
Operating gains	(9)	(10)	—	(5.1)%	(48)	(12)	(36)	293.4%
Operating profit	310	285	25	8.9%	892	783	109	13.9%
Interest expense, net	11	17	(6)	(35.9)%	33	52	(19)	(36.7)%
Non-operating gains	(19)	(7)	(11)	154.5%	(17)	(13)	(3)	25.4%
Income from continuing operations before income taxes	318	276	43	15.5%	876	745	131	17.7%
Income tax expense	71	69	2	2.6%	205	165	39	23.8%
Loss (income) from equity method investments	(4)	(3)	(2)	69.9%	4	(1)	6	NM
Net income from continuing operations	252	209	43	20.5%	667	581	87	14.9%
Net income from continuing operations attributable to noncontrolling interests	4	7	(3)	(44.2)%	7	9	(1)	(14.7)%
Net income from continuing operations attributable to Smithfield	$248	$202	$46	22.7%	$660	$572	$88	15.4%

Operating Profit by Segment

	Three Months Ended				Nine Months Ended
	September 28, 2025	September 29, 2024	$ Change	% Change	September 28, 2025	September 29, 2024	$ Change	% Change
	(in millions)				(in millions)
Packaged Meats	$226	$239	$(14)	(5.7)%	$792	$855	$(62)	(7.3)%
Fresh Pork	10	28	(18)	(63.8)%	127	196	(69)	(35.1)%
Hog Production	89	40	48	119.8%	112	(136)	248	NM
Other	10	20	(10)	(49.6)%	32	18	13	72.2%
Corporate expenses	(24)	(28)	4	15.2%	(79)	(92)	13	14.1%
Unallocated	(1)	(15)	14	95.0%	(92)	(59)	(33)	(56.6)%
Operating profit	$310	$285	$25	8.9%	$892	$783	$109	13.9%
Results of Operations Analysis
The following discussion provides an analysis of our results of operations for the third quarter of 2025 compared to the third quarter of 2024 and for the first nine months of 2025 compared to the first nine months of 2024.
Sales

	Three Months Ended				Nine Months Ended
	September 28, 2025	September 29, 2024	$ Change	% Change	September 28, 2025	September 29, 2024	$ Change	% Change
	(in millions)				(in millions)
Sales by segment:
Packaged Meats	$2,090	$1,917	$174	9.1%	$6,193	$5,861	$332	5.7%
Fresh Pork	2,185	1,951	234	12.0%	6,299	5,871	428	7.3%
Hog Production	813	738	75	10.1%	2,585	2,220	365	16.5%
Other	131	117	14	12.1%	355	350	6	1.7%
Total segment sales	5,220	4,723	496	10.5%	15,433	14,301	1,132	7.9%
Inter-segment sales eliminations:
Fresh Pork	(910)	(756)	(154)	20.4%	(2,507)	(2,236)	(272)	12.1%
Hog Production	(562)	(632)	70	(11.1)%	(1,621)	(1,874)	254	(13.5)%
Other	—	—	—	NM	(1)	—	—	26.9%
Total inter-segment sales eliminations	(1,473)	(1,389)	(84)	6.0%	(4,129)	(4,111)	(18)	0.4%
Consolidated sales	$3,747	$3,334	$412	12.4%	$11,304	$10,190	$1,114	10.9%
Third Quarter—2025 vs. 2024
Packaged Meats. Segment sales increased by $174 million, or 9.1%, primarily attributable to a 9.2% increase in our average sales price. The increase in average sales price was primarily due to higher raw material costs, which translated into higher sales prices of our packaged meats products. Sales volume remained consistent year-over-year.
Fresh Pork. Segment sales increased by $234 million, or 12.0%, primarily attributable to a 12.0% increase in our average sales price. The increase in the average sales price was driven by lower U.S. pork production coupled with continued strong demand for pork. Fresh pork cut-out values reported by the USDA averaged $1.14 per pound in the third quarter of 2025, up 16.9% from the same period a year ago. Lower prices for certain pork by-products, which are not included in the USDA cut-out values, driven by reduced exports to China, resulted in a smaller increase in our average sales price relative to the USDA. Sales volume remained consistent year-over-year.

Hog Production. Segment sales increased by $75 million, or 10.1%, primarily due to the following factors, which more than offset an approximately 850,000, or 25%, decrease in the number of market hogs sold due to our Hog Production Reform initiative:
•A $120 million increase in grain and feed sales primarily attributable to our feed supply agreements with Murphy Family Farms and VisionAg.
•Other sales to Murphy Family Farms and VisionAg totaling $69 million in the second quarter of 2025, consisting primarily of the sale of commercial hog inventories and transportation services.
•A 7.7% increase in our average market hog sales price, inclusive of the effects of hedging, driven by a higher lean hog price index published by the Chicago Mercantile Exchange (“CME”).
Other. Segment sales increased by $14 million, or 12.1%, due to a 12.9% increase in average sales price and a 9.2% increase in volume in our Mexico operations. These increases reflect the implementation of a new strategy, under which our Mexico operations began importing ham and other fresh pork products primarily from our Fresh Pork segment for resale to customers in Mexico, which supports growth in Mexico’s fresh pork sales. The increase was partially offset by lower sales in our Bioscience operations.
Inter-segment Eliminations
•Fresh Pork. The increase in inter-segment sales by our Fresh Pork segment was attributable to higher market values for fresh pork components sold to our Packaged Meats segment, partially offset by a 3.1% decrease in sales volume.
•Hog Production. The decrease in inter-segment sales by our Hog Production segment was attributable to our strategic initiative to optimize our hog production operations, which reduced the number of hogs produced by our Hog Production segment.
First Nine Months—2025 vs. 2024
Packaged Meats. Segment sales increased by $332 million, or 5.7%, as a result of a 5.8% increase in average sales price. The increase in average sales price was primarily due to higher raw material costs, which translated into higher sales prices of our packaged meats products. Sales volume remained consistent year-over-year.
Fresh Pork. Segment sales increased by $428 million, or 7.3%, primarily attributable to a 6.7% increase in our average sales price and a 0.6% increase in sales volume. The increase in the average sales price is directionally aligned with the 8.7% increase in the cut-out values reported by the USDA, which averaged $1.04 per pound in the first nine months of 2025, primarily due to lower U.S. pork production coupled with continued strong demand for pork.
Hog Production. Segment sales increased by $365 million, or 16.5%, primarily due to the following factors, which more than offset an approximately 2.5 million, or 23%, decrease in the number of market hogs sold due to our Hog Production Reform initiative:
•Sales of commercial hog inventories, transportation services and other ancillary goods and services to Murphy Family Farms and VisionAg totaling $340 million in the first nine months of 2025.
•A $309 million increase in grain and feed sales primarily attributable to our feed supply agreements with Murphy Family Farms and VisionAg.
•A 7.9% increase in our average market hog sales price, inclusive of the effects of hedging, driven by an increase in the lean hog price index published by the CME.

Inter-segment Eliminations
•Fresh Pork. The increase in inter-segment sales by our Fresh Pork segment was attributable to higher market values for fresh pork components sold to our Packaged Meats segment, partially offset by a 2.8% decrease in sales volume.
•Hog Production. The decrease in inter-segment sales by our Hog Production segment was attributable to our strategic initiative to optimize our hog production operations, which reduced the number of hogs produced by our Hog Production segment, partially offset by an increase in the average sales price.
Cost of Sales

	Three Months Ended				Nine Months Ended
	September 28, 2025	September 29, 2024	$ Change	% Change	September 28, 2025	September 29, 2024	$ Change	% Change
	(in millions)				(in millions)
Packaged Meats	$1,770	$1,578	$193	12.2%	$5,126	$4,717	$410	8.7%
Fresh Pork	2,135	1,878	257	13.7%	6,046	5,538	509	9.2%
Hog Production	714	685	29	4.2%	2,442	2,319	122	5.3%
Other	116	92	24	26.2%	307	314	(8)	(2.4)%
Unallocated	5	15	(10)	(67.9)%	25	49	(25)	(50.1)%
Inter-segment eliminations	(1,473)	(1,389)	(84)	6.0%	(4,129)	(4,111)	(18)	0.4%
Cost of sales	$3,268	$2,859	$409	14.3%	$9,817	$8,826	$991	11.2%
Third Quarter—2025 vs. 2024
Packaged Meats. Cost of sales in our Packaged Meats segment increased by $193 million, or 12.2%, driven primarily by a $203 million increase in raw material costs attributable to the effect of higher fresh pork market prices, which more than offset lower manufacturing, freight and cold storage costs.
Fresh Pork. Cost of sales in our Fresh Pork segment increased by $257 million, or 13.7%, driven primarily by a $262 million increase in raw material costs attributable to higher market prices for hogs, which more than offset lower freight costs.
Hog Production. Cost of sales in our Hog Production segment increased by $29 million, or 4.2%, due to:
•A $121 million increase in the cost of grain and feed sales primarily attributable to our feed supply agreements with Murphy Family Farms and VisionAg.
•Costs associated with sales of other goods and services to Murphy Family Farms and VisionAg totaling $46 million in the third quarter of 2025, consisting primarily of hog inventories and transportation services.
These increases were partially offset by a $93 million decrease in raw material costs, a $27 million decrease in operating costs and a $19 million decrease in the cost of breeding stock sales, largely attributable to the reduction in the size of our hog production operations.
Other. Cost of sales in our Other segments increased by $24 million, or 26.2%, driven primarily by the following factors:
•A $21 million increase in raw material costs in our Mexico operations reflects the implementation of a new strategy, under which our Mexico operations began importing ham and other fresh pork products primarily from our Fresh Pork segment for resale to customers in Mexico, which supports growth in Mexico’s fresh pork sales.
•A $5 million charge recognized in the third quarter of 2025 to write down inventories in our Bioscience operations to their estimated net realizable values.

First Nine Months—2025 vs. 2024
Packaged Meats. Cost of sales in our Packaged Meats segment increased by $410 million, or 8.7%, driven primarily by the following factors, which more than offset lower freight and cold storage costs:
•A $404 million increase in raw material costs attributable to the effect of higher fresh pork market prices.
•A $32 million decrease in employee retention tax credits.
Fresh Pork. Cost of sales in our Fresh Pork segment increased by $509 million, or 9.2%, driven primarily by the following factors, which more than offset lower freight and cold storage costs:
•A $530 million increase in raw material costs attributable to higher market prices for hogs and higher sales volume.
•A $35 million decrease in employee retention tax credits.
Hog Production. Cost of sales in our Hog Production segment increased by $122 million, or 5.3%, due to:
•A $308 million increase in the cost of grain and feed sales primarily attributable to our feed supply agreements with Murphy Family Farms and VisionAg.
•The sale of commercial hog inventories, transportation services and other ancillary goods and services to Murphy Family Farms and VisionAg, which increased cost of sales by $306 million in the first nine months of 2025.
•An $8 million decrease in employee retention tax credits.
These increases were partially offset by a $319 million decrease in raw material costs, a $132 million decrease in operating costs and a $48 million decrease in the cost of breeding stock sales, largely attributable to the reduction in the size of our hog production operations.
Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 28, 2025	September 29, 2024	$ Change	% Change	September 28, 2025	September 29, 2024	$ Change	% Change
	(in millions)				(in millions)
Packaged Meats	$95	$100	$(6)	(5.5)%	$275	$289	$(15)	(5.1)%
Fresh Pork	40	46	(6)	(12.3)%	125	137	(12)	(8.7)%
Hog Production	10	12	(3)	(22.7)%	31	36	(5)	(13.3)%
Other	5	5	—	0.3%	17	17	—	0.5%
Corporate expenses	24	28	(4)	(15.2)%	79	92	(13)	(14.0)%
Unallocated	5	9	(4)	(45.3)%	116	22	94	NM
Selling, general and administrative expenses	$178	$200	$(22)	(11.1)%	$643	$594	$50	8.4%
Third Quarter—2025 vs. 2024
SG&A decreased by $22 million, or 11.1%, primarily due to various broad-based expense saving measures, including our workforce reduction initiative.
First Nine Months—2025 vs. 2024
SG&A increased by $50 million, or 8.4%, primarily due to the following factors, which more than offset various broad-based expense savings, including those attributable to our workforce reduction initiative:

•An $80 million increase in litigation charges for the first nine months of 2025, which were not allocated to our operating segments.
•Accruals for employee termination benefits totaling $11 million for the first nine months of 2025 related to our workforce reduction initiative and the decision to close our satellite offices in Lisle, Illinois and Kansas City, Missouri. These charges were not allocated to our operating segments.
Operating Gains
The following table provides details of operating gains.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in millions)
Insurance recoveries (1)	$(2)	$(3)	$(37)	$(4)
Gain on disposal of assets	(1)	(5)	(4)	(5)
Other operating gains (2)	(6)	(2)	(7)	(3)
Operating gains	$(9)	$(10)	$(48)	$(12)
________________
(1)Consists of gains recognized in connection with settlements of insurance claims associated with property damage. Also includes settlements of insurance claims in the second quarter of 2025 and the second and third quarters of 2024 for losses incurred in connection with past litigation.
(2)Includes a $6 million gain recognized in the third quarter of 2025 related to the settlement of a commercial dispute.
Interest Expense, Net
Interest expense, net decreased by $6 million, or 35.9%, and $19 million, or 36.7%, for the third quarter and first nine months of 2025, respectively, due to higher levels of cash and cash equivalents earning interest in the current year.
Non-Operating Gains
The following table provides details of non-operating gains.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in millions)
Gain on nonqualified retirement plan assets (1)	$(23)	$(9)	$(29)	$(18)
Net pension and postretirement benefits cost (2)	4	2	13	5
Other non-operating gains	—	—	—	(1)
Non-operating gains	$(19)	$(7)	$(17)	$(13)
________________
(1)Includes a $17 million gain recognized in the third quarter of 2025 for a one-time benefit on company-owned life insurance policies.
(2)Includes the components of net pension and postretirement benefits cost other than service cost, which is included in operating profit. These components consist of interest cost, expected return on plan assets, amortization of actuarial gains/losses and prior service costs/credits, and curtailment gains.
Income Tax Expense
Income tax expense increased year-over-year by $2 million, or 2.6%, for the third quarter and $39 million, or 23.8%, for the first nine months primarily due to higher earnings year-over-year. Our effective tax rate attributable to continuing operations decreased to 22.2% for the third quarter of 2025 compared to 25.0% for the third quarter of 2024. The decrease was primarily driven by a non-taxable gain recognized in the third quarter of 2025 for the death benefit on company-owned life insurance policies. Our effective tax rate attributable to continuing operations increased to 23.4% for the first nine months of 2025 compared to 22.2% for the first nine months of 2024. The increase was primarily attributable to the deductibility of certain officer compensation.
Loss (Income) from Equity Method Investments
For the first nine months of 2025, results from our equity method investments declined to a loss of $4 million, compared to income of $1 million in the prior-year period primarily due to losses incurred by Murphy Family Farms.
Liquidity and Capital Resources
Our sources of liquidity include cash and cash equivalents on hand together with availability under our committed revolving credit facilities. As of September 28, 2025, we had $3,069 million of available liquidity consisting of $773 million in cash and cash equivalents and $2,297 million of availability under our committed credit facilities. Availability under our committed credit facilities is reduced by the principal amount of any outstanding commercial paper. We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations and commitments for at least the next twelve months.
Credit Facilities

	September 28, 2025
Facility	Capacity	Borrowing Base Adjustment	Outstanding Borrowings	Commercial Paper Borrowings	Outstanding Letters of Credit	Amount Available
	(in millions)
Senior Revolving Credit Facility	$2,100	$—	$—	$—	$—	$2,100
Securitization Facility	225	—	—	—	(28)	197
Total credit facilities	$2,325	$—	$—	$—	$(28)	$2,297
Senior Unsecured Revolving Credit Facility
In February 2025, we refinanced our $2,100 million senior unsecured revolving credit facility (“Senior Revolving Credit Facility”), extending the maturity date from May 21, 2027 to February 12, 2030 with the option to extend the maturity date for up to two one-year periods, subject to obtaining the lenders’ consent and satisfaction of certain other conditions. The Senior Revolving Credit Facility capacity remains at $2,100 million. As part of the new agreement, there are no longer any subsidiary guarantors under the Senior Revolving Credit Facility which also released the subsidiary guarantors from our Senior Unsecured Notes. The Senior Revolving Credit Facility bears interest at the Secured Overnight Financing Rate plus a margin ranging from 0.875% to 1.50% per annum, or, at our election, at a base rate plus a margin ranging from 0.00% to 0.50% per annum, in each case depending on our senior unsecured debt ratings. The Senior Revolving Credit Facility also contains financial maintenance covenants requiring us to maintain a maximum total consolidated leverage ratio (ratio of consolidated funded debt to consolidated capitalization, each as defined in the Senior Revolving Credit Facility) of 0.50 to 1.00 (which we may elect to increase to 0.55 to 1.00 with respect to any fiscal quarter in which a material acquisition is consummated and the immediately following three consecutive fiscal quarters, subject to certain restrictions) and a minimum interest coverage ratio (“ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense, each as defined in the Senior Revolving Credit Facility”) of 3.50 to 1.00.
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

Accounts Receivable Securitization Facility
We maintain a $225 million accounts receivable securitization facility (“Securitization Facility”), which matures in November 2027. As part of the Securitization Facility, certain accounts receivable of our major domestic meat processing subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges all such accounts receivable not otherwise sold pursuant to the Monetization Facility (as defined below) as security for loans made, and letters of credit issued, by participating lenders under the Securitization Facility. The SPV is included in our condensed consolidated financial statements and therefore the accounts receivable owned by it are included in our condensed consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of September 28, 2025, the SPV held $632 million of accounts receivable. We must maintain certain ratios related to the collection of our receivables as a condition of the Securitization Facility agreement. As of September 28, 2025, we had $28 million in letters of credit issued under the Securitization Facility. None of the letters of credit were drawn upon.
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
In the first quarter of 2023, we sold $227 million of accounts receivable at a discount and received proceeds totaling $225 million. We reinvested $24 million and $793 million of cash collections from customers in the revolving sale of accounts receivable to purchasing banks in the third quarter of 2025 and 2024, respectively, and $2,085 million and $2,836 million in the first nine months of 2025 and 2024, respectively. We recognized charges totaling $3 million in the third quarter of 2024 and $5 million and $10 million in the first nine months of 2025 and 2024, respectively, attributable to the discount on the sale of accounts receivable in SG&A in the condensed consolidated statements of income. The charges for the third quarter of 2025 were not material.
On July 22, 2025, we terminated the Monetization Facility and paid $232 million to participating banks to reacquire the outstanding balance of accounts receivable previously sold under the facility. The Monetization Facility was originally established to provide us with additional liquidity and working capital flexibility. In light of our liquidity position and internal capital resources as of July 22, 2025, we determined that the Monetization Facility was no longer cost-effective or necessary. There were no early termination penalties or other material exit costs incurred in connection with the termination of the Monetization Facility.

Cash Flows From Operating Activities of Continuing Operations

	Nine Months Ended
	September 28, 2025	September 29, 2024
	(in millions)
Cash flows from operating activities:
Net income	$667	$760
Less: Net income from discontinued operations	—	(179)
Net income from continuing operations	$667	$581
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities of continuing operations:
Depreciation and amortization	248	253
Change in accounts receivable	(490)	17
Change in inventories	(34)	(102)
Change in prepaid expenses and other current assets	(36)	(37)
Change in accounts payable	(172)	(214)
Change in accrued expenses and other current liabilities	(62)	(279)
Other	—	14
Net cash flows from operating activities of continuing operations	$121	$233
The decrease in net cash flows from operating activities of continuing operations year-over-year was primarily driven by changes in working capital, partially offset by higher earnings. The following describes the significant changes in working capital:
•Accounts receivable. Accounts receivable increased in the first nine months of 2025 primarily driven by the termination of our Monetization Facility in July 2025 and the sale of commercial hog inventories and feed to Murphy Family Farms and VisionAg.
•Inventories. Inventories increased in both periods driven by increases in meat inventories largely due to a seasonal build-up in preparation for the holiday season. These increases were partially offset by lower hog inventory volumes, reflecting the impact of the Hog Production Reform. The effect was more pronounced in 2025 due to the sale of commercial hog inventories to Murphy Family Farms and VisionAg. Additionally, feed inventories declined in both periods as a result of the routine consumption of grain purchased during the prior-year harvest. However, exceptionally strong harvest yields in 2025 moderated the rate of decline compared to the same period in the prior year.
•Accounts payable. Accounts payable decreased in both periods mainly due to the seasonal deferral of payments for hog and grain purchases made in the fourth quarter each year. Payments to certain farmers for these purchases are deferred until the first quarter of the following year.
•Accrued expenses and other current liabilities. Accrued expenses and other current liabilities typically decline in the first quarter of each year due to the payment of variable compensation earned in the prior year. The year-over-year variance was mainly attributable to changes in accruals related to litigation matters, open hedging positions, and obligations to banks participating in the Monetization Facility. Additionally, the decrease in accrued expenses and other current liabilities in the first nine months of 2024 reflects the payout of contract termination and other exit costs attributable to our Hog Production Reform activities.

Cash Flows From Investing Activities of Continuing Operations

	Nine Months Ended
	September 28, 2025	September 29, 2024
	(in millions)
Cash flows from investing activities:
Capital expenditures	$(246)	$(268)
Investments in partnerships and other assets	(10)	(5)
Net expenditures from breeding stock transactions	(9)	(42)
Proceeds from sale of property, plant and equipment and other assets	6	8
Insurance proceeds	7	2
Cash receipts on notes receivable	14	—
Net cash flows used in investing activities of continuing operations	$(239)	$(305)
The following items explain the significant investing activities:
•Capital expenditures. Capital expenditures for both periods consisted primarily of various plant automation and improvement projects.
•Investments in partnerships and other assets. Investments in partnerships and other assets includes capital contributions totaling $7 million and $5 million to a biogas joint venture in the first nine months of 2025 and 2024, respectively.
•Cash receipts on notes receivable. Cash receipts on notes receivable consists of cash received primarily related to sales of assets to Murphy Family Farms and VisionAg.
Cash Flows From Financing Activities of Continuing Operations

	Nine Months Ended
	September 28, 2025	September 29, 2024
	(in millions)
Cash flows from financing activities:
Payment of dividends	$(297)	$(270)
Principal payments on long-term debt and finance lease obligations	(1)	(20)
Repayments to Securitization Facility	—	(14)
Proceeds from Securitization Facility	—	14
Net repayments to revolving credit facilities	—	(1)
Net proceeds from issuance of common stock	236	—
Other	(2)	1
Net cash flows used in financing activities of continuing operations	$(64)	$(290)
The following items explain the significant financing activities:
•Payment of dividends. In both periods, $1 million of dividends was paid to the noncontrolling interest holder of our consolidated subsidiary, Granjas Carroll de Mexico, S. de R.L. de C.V., (commonly known as “Altosano”), and the remainder was paid to our shareholders.
•Net proceeds from issuance of common stock. In the first quarter of 2025, we received net proceeds from our IPO of $236 million after deducting underwriting discounts, commissions and fees.

Other Anticipated or Potential Cash Requirements
Capital Expenditures
The Company remains in a strong financial position due to its robust cash flows, liquidity, and solid balance sheet. We plan to continue to support the business in 2025 through capital expenditures in the range of $350 million to $400 million, inclusive of profit improvement projects, such as packaged meats capacity expansion and automation, as well as repairs and maintenance.
Dividends
On April 22, 2025, May 29, 2025 and August 28, 2025, we paid dividends of $0.25 per share to our shareholders. We anticipate remaining quarterly dividends for fiscal year 2025 will be $0.25 per share, resulting in an annual dividend rate for fiscal year 2025 of $1.00 per share. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, business prospects, and other factors that our Board deems relevant to its analysis and decision making.
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
Altosano Redeemable Noncontrolling Interest
The noncontrolling interest (“NCI”) holders in Altosano currently have the right to exercise a put option that would obligate us to redeem 40% of their interest. After December 31, 2027 the NCI holders in Altosano have the right to exercise a put option for the remainder of their interest. The redemption value for the NCI is fair value. As of September 28, 2025, the value of the NCI on our condensed consolidated balance sheet was $257 million.
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
Our liquidity position may be positively or negatively affected by changes in the value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers and counterparties to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. Over the past twelve quarters, the maximum amount of margin deposits held by our brokers and counterparties at any given time was $121 million.
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

	Three Months Ended		Nine Months Ended		Affected income statement account
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in millions, except per share data)
Net income from continuing operations attributable to Smithfield	$248	$202	$660	$572
Litigation charges	—	—	73	—	SG&A
Reduction in workforce (1)	—	—	6	—	SG&A
Reduction in workforce (1)	—	—	2	—	Cost of sales
Office closures (2)	—	—	4	—	SG&A
Hog Production Reform (3)	1	3	3	13	Cost of sales
Hog Production Reform	—	—	(1)	—	Operating gains
Plant closure	—	—	2	—	Cost of sales
Incremental costs from destruction of property	—	—	—	4	Cost of sales
Employee retention tax credits (4)	—	—	(10)	(86)	Cost of sales
Employee retention tax credits (4)	—	—	—	(1)	SG&A
Insurance recoveries (5)	(2)	(3)	(36)	(4)	Operating gains
Company-owned life insurance gain (6)	(17)	—	(17)	—	Non-operating gains
Income tax effect of non-GAAP adjustments (7)	—	—	(11)	19	Income tax expense
Adjusted net income from continuing operations attributable to Smithfield	$230	$203	$674	$518

Net income from continuing operations attributable to Smithfield per diluted common share	$0.63	$0.53	$1.68	$1.51
Adjusted net income from continuing operations attributable to Smithfield per diluted common share	$0.58	$0.53	$1.72	$1.36
________________
(1)Consists of severance costs associated with a workforce reduction initiative. Total severance costs round up to $9 million.
(2)Consists of severance costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(3)Consists of contract termination costs, loss on asset disposals, employee termination benefits, accelerated depreciation charges and other exit costs associated with our Hog Production Reform initiative.
(4)Represents the recognition of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.
(5)Consists of gains recognized in connection with settlements of insurance claims associated with property damage. Also includes settlements of insurance claims in the second quarter of 2025 and the second and third quarters of 2024 for losses incurred in connection with past litigation.
(6)Consists of a gain recognized in the third quarter of 2025 for a one-time benefit on company-owned life insurance policies.
(7)Represents the tax effects of the non-GAAP adjustments based on a statutory tax rate of 25.7%.
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

	Three Months Ended		Nine Months Ended		Twelve Months Ended		Affected Income Statement Account
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	December 29, 2024
	(in millions, except percentages)
Net income from continuing operations	$252	$209	$667	$581	$884	$798
Interest expense, net	11	17	33	52	47	66
Income tax expense	71	69	205	165	310	271
Depreciation and amortization	82	88	248	253	335	339
EBITDA from continuing operations	$416	$382	$1,152	$1,050	$1,576	$1,474
Litigation charges	—	—	73	—	73	—	SG&A
Reduction in workforce (1)	—	—	6	—	6	—	SG&A
Reduction in workforce (1)	—	—	2	—	2	—	Cost of sales
Office closures (2)	—	—	4	—	4	—	SG&A
Plant closure (3)	—	—	1	—	1	—	Cost of sales
Hog Production Reform (4)	1	3	2	12	19	29	Cost of sales
Hog Production Reform (5)	—	—	(1)	—	(39)	(38)	Operating gains
Incremental costs from destruction of property	—	—	—	4	—	4	Cost of sales
Employee retention tax credits (6)	—	—	(10)	(86)	(10)	(86)	Cost of sales
Employee retention tax credits (6)	—	—	—	(1)	—	(1)	SG&A
Insurance recoveries (7)	(2)	(3)	(36)	(4)	(36)	(4)	Operating gains
Company-owned life insurance gain (8)	(17)	—	(17)	—	(17)	—	Non-operating gains
Adjusted EBITDA from continuing operations	$398	$383	$1,175	$976	$1,577	$1,379

Net income margin from continuing operations	6.7%	6.3%	5.9%	5.7%	5.8%	5.6%
Adjusted EBITDA margin from continuing operations	10.6%	11.5%	10.4%	9.6%	10.3%	9.7%
________________
(1)Consists of severance costs associated with a workforce reduction initiative. Total severance costs round up to $9 million.
(2)Consists of severance costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(3)Excludes accelerated depreciation charges as such amounts are included in the depreciation and amortization line in this table.

(4)Consists of contract termination costs, loss on asset disposals, employee termination benefits and other exit costs associated with our Hog Production Reform initiative. Excludes accelerated depreciation charges as such amounts are included in the depreciation and amortization line in this table.
(5)Includes a $32 million gain on the sale of our Utah hog farms and a $6 million gain on the sale of breeding stock to Murphy Family Farms in the fourth quarter of 2024.
(6)Represents the recognition of employee retention tax credits received under the CARES Act.
(7)Consists of gains recognized in connection with settlements of insurance claims associated with property damage. Also includes settlements of insurance claims in the second quarter of 2025 and the second and third quarters of 2024 for losses incurred in connection with past litigation.
(8)Consists of a gain recognized in the third quarter of 2025 for a one-time benefit on company-owned life insurance policies.
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

	Twelve Months Ended
	September 28, 2025	December 29, 2024
	(in millions, except ratios)
Current portion of long-term debt and capital lease	$3	$3
Long-term debt and finance lease obligations	2,001	1,999
Total debt and finance lease obligations	$2,004	$2,002
Cash and cash equivalents	(773)	(943)
Net debt	$1,231	$1,059

Net income from continuing operations	$884	$798
Adjusted EBITDA from continuing operations	$1,577	$1,379

Ratio of total debt and finance lease obligations to net income from continuing operations	2.3x	2.5x
Ratio of net debt to adjusted EBITDA from continuing operations	0.8x	0.8x
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

Three Months Ended September 28, 2025	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$226	$10	$89	$10	$(24)	$(1)	$310
Hog Production Reform	—	—	—	—	—	1	1
Insurance recoveries	—	—	—	—	—	(2)	(2)
Adjusted operating profit (loss)	$226	$10	$89	$10	$(24)	$(1)	$310

Operating profit (loss) margin	10.8%	0.5%	10.9%	7.7%	NM	NM	8.3%
Adjusted operating profit (loss) margin	10.8%	0.5%	10.9%	7.7%	NM	NM	8.3%

Three Months Ended September 29, 2024	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$239	$28	$40	$20	$(28)	$(15)	$285
Hog Production Reform (4)	—	—	—	—	—	3	3
Insurance recoveries (5)	—	—	—	—	—	(3)	(3)
Adjusted operating profit (loss)	$239	$28	$40	$20	$(28)	$(14)	$286

Operating profit (loss) margin	12.5%	1.4%	5.5%	17.1%	NM	NM	8.5%
Adjusted operating profit (loss) margin	12.5%	1.4%	5.5%	17.1%	NM	NM	8.6%
________________
(1)Includes our Mexico and Bioscience operations.
(2)Represents general corporate expenses for management and administration of the business.
(3)Includes certain costs of sales, SG&A and operating gains that we do not allocate to our segments.
(4)Consists of loss on asset disposals, accelerated depreciation charges and other exit costs associated with our Hog Production Reform initiative.
(5)Consists of a gain recognized in the third quarter of 2024 for the settlement of a claim with an insurance carrier to recover losses incurred in connection with past litigation.

Nine Months Ended September 28, 2025	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$792	$127	$112	$32	$(79)	$(92)	$892
Litigation charges	—	—	—	—	—	73	73
Reduction in workforce (4)	—	—	—	—	—	9	9
Office closures (5)	—	—	—	—	—	4	4
Plant closure	—	—	—	—	—	2	2
Hog Production Reform	—	—	—	—	—	2	2
Employee retention tax credits (6)	(5)	(5)	—	—	—	—	(10)
Insurance recoveries (7)	—	—	—	—	—	(36)	(36)
Adjusted operating profit (loss)	$787	$122	$112	$32	$(79)	$(40)	$934

Operating profit (loss) margin	12.8%	2.0%	4.3%	8.9%	NM	NM	7.9%
Adjusted operating profit (loss) margin	12.7%	1.9%	4.3%	8.9%	NM	NM	8.3%

Nine Months Ended September 29, 2024	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$855	$196	$(136)	$18	$(92)	$(59)	$783
Hog Production Reform (8)	—	—	—	—	—	13	13
Incremental costs from destruction of property	—	—	—	—	—	4	4
Insurance recoveries (7)	—	—	—	—	—	(4)	(4)
Employee retention tax credits (6)	(38)	(41)	(8)	—	—	—	(87)
Adjusted operating profit (loss)	$816	$155	$(143)	$18	$(92)	$(45)	$710

Operating profit (loss) margin	14.6%	3.3%	(6.1)%	5.3%	NM	NM	7.7%
Adjusted operating profit (loss) margin	13.9%	2.6%	(6.5)%	5.3%	NM	NM	7.0%
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
(7)Consists of gains recognized in connection with settlements of insurance claims associated with property damage. Also includes settlements of insurance claims in the second quarter of 2025 and the second and third quarters of 2024 for losses incurred in connection with past litigation.
(8)Consists of contract termination costs, loss on asset disposals, employee termination benefits, accelerated depreciation charges and other exit costs associated with our Hog Production Reform initiative.

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

	September 28, 2025	December 29, 2024
	(in millions)
Livestock (1)	$(64)	$(30)
Grains (1)	(2)	6
Energy (1)	1	(5)
Foreign Currency	1	—
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

	September 28, 2025	December 29, 2024
	(in millions)
Livestock	$56	$64
Grains	5	11
Energy	2	4
Foreign Currency	3	—

Interest Rate Risk
The following table presents the fair values and carrying values of our fixed-rate debt.

	September 28, 2025		December 29, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total debt	$1,898	$1,985	$1,821	$1,983
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates.
Changes in interest rates impact the fair value of our fixed-rate debt. A hypothetical 10% change in interest rates would impact the fair value of our fixed-rate debt by $32 million and $43 million as of September 28, 2025 and December 29, 2024, respectively.
We periodically enter into interest rate swaps to hedge our exposure to changes in interest rates on certain financial instruments and to manage the overall mix of fixed rate and floating rate debt instruments. The fair values of interest rate swaps as of September 28, 2025 and December 29, 2024 were not material.
Foreign Currency Exchange Risk
Our revenues are primarily generated from transactions denominated in U.S. dollars. However, we also generate revenues from transactions denominated in Japanese yen, Canadian dollars and Australian dollars, among others. We employ foreign currency exchange forward contracts to manage the exposure to foreign currency exchange risk. The fair values of foreign currency exchange forward contracts as of September 28, 2025 and December 29, 2024 were not material.
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
Changes in Internal Control Over Financial Reporting
During the three months ended September 28, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item 1 is included in “Note 21: Regulation and Contingencies” to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
Our business is subject to a variety of risks and uncertainties. Our risk factors are described in the “Risk Factors” section of our Registration Statement on Form S-1 filed on September 3, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(1) Disclosure in Lieu of Reporting on a Current Report on Form 8-K.
None.
(2) Insider Trading Arrangements and Policies.
During the three months ended September 28, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit

10.1**
Omnibus Amendment, dated as of July 22, 2025, to (i) the Fifth Amended and Restated Credit and Security Agreement, dated as of December 22, 2022, among Smithfield Receivables Funding LLC, the Registrant, certain lender parties thereto, Coöperatieve Rabobank U.A., New York Branch, PNC Bank, National Association, and PNC Capital Markets LLC, and (ii) the Fifth Amended and Restated Receivables Sale Agreement, dated as of December 22, 2022, among the Registrant, SFFC, Inc., Smithfield Support Services Corp., Smithfield Fresh Meats Sales Corp., Smithfield Fresh Meats Corp., Smithfield Direct, LLC, Smithfield Bioscience, Inc., Smithfield Packaged Meats Sales Corp. and Smithfield Receivables Funding LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on July 24, 2025 and incorporated herein by reference).

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

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended September 28, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Condensed Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
SMITHFIELD FOODS, INC.
/s/ Mark L. Hall          October 28, 2025
Mark L. Hall
Chief Financial Officer

/s/ R. Allen Brobst, Jr.          October 28, 2025
R. Allen Brobst, Jr.
Chief Accounting Officer